Form 10-Q
period 1995-03-31
JUNIATA VALLEY FINANCIAL CORP
filed 1995-05-10
CIK 714712

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                            FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT 1934

For the quarterly period ended           March 31, 1995
                               ---------------------------------
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               --------------     --------------
Commission File Number                  2-81699
                       -----------------------------------------
                 Juniata Valley Financial Corp.
- ----------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

  Pennsylvania                           23-2235254
- ----------------------------------------------------------------
(State or other jurisdiction of        (I.R.S.Employer
 incorporation or organization)         Identification No.)

  Bridge and Main Streets, Mifflintown, Pennsylvania     17059
- ----------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

                         (717) 436-8211
- ----------------------------------------------------------------
      (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.   [X] Yes   [ ] No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                 Outstanding as of April 26,1995
  -----------------------------     ----------------------------
  Common Stock ($1.00 par value)            890,692 shares

                                                                             2.
                 JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
                 ---------------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------


                                                     March 31,     December 31,
                                                       1995            1994
                                                    ----------      ---------
                                                          (In thousands)
                                                    (Unaudited)
ASSETS:
   Cash and due from banks                           $   5,831      $   5,978
   Interest-bearing deposits with banks                     20              7
   Federal funds sold                                    4,500           -
                                                     ---------      ---------
          Total cash and cash equivalents               10,351          5,985

   Securities available for sale                        12,069         13,057
   Securities held to maturity, fair value of
      $43,671 and $42,728 respectively                  44,363         44,157
   Loans, receivable net of unearned discount
      of $4,119 and $4,095 respectively                123,316        123,191
   Less:  Allowance for loan losses                      1,560          1,523
                                                     ---------      ---------
          Net loans receivable                         121,756        121,668

   Bank premises and equipment, net                      1,653          1,681
   Accrued interest receivable and other assets          3,831          3,628
                                                     ---------      ---------
          TOTAL ASSETS                               $ 194,023     $  190,176
                                                     =========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY:
   Non-interest bearing deposits                     $  19,173     $   18,971
   Interest bearing deposits                           148,862        146,180
                                                     ---------     ----------
          Total deposits                               168,035        165,151

   Accrued interest and other liabilities                2,885          2,591
                                                     ---------     ----------
          Total liabilities                            170,920        167,742
                                                     ---------     ----------
   Stockholders' Equity:
      Preferred stock, no par value, authorized
         500,000 shares, no shares issued or outstanding  -            -
      Common stock, par value $1.00, per share;
         authorized 2,000,000 shares; issued and
         outstanding 890,692 shares                        891            891
      Capital surplus                                   14,956         14,956
      Retained earnings                                  7,273          6,749
      Net unrealized depreciation on securities
         available for sale, net of taxes of
         $9 and $84                                        (17)          (162)
                                                     ---------     ----------
          Total stockholders' equity                    23,103         22,434
                                                     ---------     ----------
          TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY  $ 194,023     $  190,176

                                                                             3.
                 JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
                 ---------------------------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                                  (Unaudited)

                                               For the Quarter Ended
                                              ----------------------
                                               March 31,   March 31,
                                                 1995         1994
                                              ----------   ---------
                                               (In thousands, except
                                                per share amounts)
INTEREST INCOME:
  Loans receivable                            $    2,758  $    2,546
  Taxable securities                                 437         448
  Tax-exempt securities                              237         358
  Other                                               26          54
                                              ----------  ----------
    Total interest income                          3,548       3,406

INTEREST EXPENSE ON DEPOSITS                       1,527       1,418
                                              ----------  ----------
    Net interest income                            2,021       1,988

PROVISION FOR LOAN LOSSES                             45          45
                                              ----------  ----------
    Net interest income, after
      provision for loan losses                    1,976       1,943
                                              ----------  ----------
OTHER INCOME:
  Trust department                                    35          30
  Customer service fees                               57          51
  Other                                               44          30
                                              ----------  ----------
  Total other income                                 136         111
                                              ----------  ----------
OTHER EXPENSES:
  Salaries and wages                                 532         506
  Employee benefits                                  155         143
  Occupancy                                           73          89
  Equipment                                           74         100
  Federal deposit insurance premiums                 112          93
  Director compensation                              110         107
  Taxes, other than income                            51          49
  Other                                              287         224
                                              ----------  ----------
    Total other expenses                           1,394       1,311
                                              ----------  ----------
INCOME BEFORE INCOME TAXES                           718         743

FEDERAL INCOME TAXES                                 194         152
                                              ----------  ----------

  Net income                                  $      524  $      591
                                              ==========  ==========
PER SHARE DATA:

  Net income                                  $      .59  $      .66
                                              ==========  ==========
  Weighted average number of
   shares outstanding                           890,692     890,692
                                              ==========  ==========

                                                                             4.
                 JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
                 ---------------------------------------------
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                ----------------------------------------------
                 FOR THE THREE MONTHS ENDED MARCH 31, 1995
                 -----------------------------------------
                                  (Unaudited)


                                                     Net Unrealized
                                                      Appreciation
                                                     (Depreciation)
                                                     on Securities
                    Common     Capital    Retained     Available
                     Stock     Surplus    Earnings     For Sale       Total
                  ---------- ----------- ----------- ------------- -----------

                                       (In thousands)

Balance,
  December 31,
  1994            $      891 $    14,956 $     6,749          (162)$    22,434

Net income for the
  three months
  ended March
  31, 1995             -            -            524           -           524

Net change in
  unrealized
  depreciation
  on securities
  available for
  sale, net of
  taxes                -           -           -               145         145
                  ---------- ----------- ----------- ------------- -----------

Balance March
  31, 1995        $      891 $    14,956 $     7,273 $         (17)$    23,103
                  ========== =========== =========== ============= ===========

                                                                             5.
                 JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
                 ---------------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Unaudited)
               Increase (Decrease) in Cash and Cash Equivalents


                                                     For the Three Months Ended
                                                     -------------------------
                                                      March 31,     March 31,
                                                         1995         1994
                                                     ------------  -----------
                                                           (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                        $        524  $        591
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Provision for loan losses                                 45            45
     Provision for depreciation and amortization               43            47
     Deferred directors' fees and supplemental
      retirement plan expense                                  79            73
     Payment of deferred compensation                         (31)          (32)
     Deferred income taxes                                    (21)          (22)
     (Increase) decrease in accrued interest
      receivable and other assets                            (258)         (344)
     Increase (decrease) in interest payable
      and other liabilities                                   247           228
                                                     ------------  -----------
        Net cash provided by operating activities             628           586
                                                     ------------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of available for sale securities                 (89)         (998)
   Proceeds from maturities of and principal
    repayments on available for sale securities             1,296           308
   Purchases of held to maturity securities                (1,145)       (7,148)
   Proceeds from maturities of and principal
    repayments on held to maturity securities                 939         3,254
   Net (increase) decrease in loans receivable               (133)          438
   Purchases of bank premises and equipment                   (14)          (27)
                                                     ------------  -----------

      Net cash provided by (used in)
       investing activities                                   854        (4,173)
                                                     ------------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in deposits                      2,884         1,638
                                                     ------------  -----------
      Net cash provided by
           financing activities                             2,884         1,638
                                                     ------------  -----------

      Increase (decrease) in cash and cash
        equivalents                                         4,366        (1,949)

CASH AND CASH EQUIVALENTS:
   Beginning                                                5,985        10,429
                                                     ------------  -----------

   Ending                                            $     10,351  $      8,480
                                                     ============  ===========
CASH PAYMENTS FOR:
   Interest                                          $      1,483  $      1,423
                                                     ============  ============

                                                                             6.
                 JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
                 ---------------------------------------------
                   NOTES TO THE INTERIM FINANCIAL STATEMENTS
                   -----------------------------------------
                                MARCH 31, 1995
                                --------------

NOTE A - Basis of Presentation

The financial statements includes the accounts of the Juniata Valley Financial Corp. and its wholly owned subsidiary, The Juniata Valley Bank. All significant intercompany accounts and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three-month period ended March 31, 1995, are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in Juniata Valley Financial Corp. annual report on Form 10-K for the year ended December 31, 1994.


NOTE B - Significant Accounting Policies

Loans receivable and accounting change:

Loans receivable are stated at the amount of unpaid principal, adjusted for unearned discounts, less an allowance for loan losses. Unearned discounts are amortized by the interest method, generally over the remaining contractual term of the related loans, and reported as an adjustment to interest income.

The allowance for loan losses is increased through a provision for loan losses charged to income, and decreased by charge-offs, net of recoveries, when management determines that collectability of all amounts when due is unlikely. The allowance is based on management's estimate of the amount necessary to absorb losses on existing loans. Management's estimate is based on a review of specific loans and, for smaller balance homogeneous loans, on the Corporation's past loan loss experience, known and inherent risks in the entire loan portfolio, overall portfolio quality, estimated fair value of any underlying collateral, and current economic conditions that may affect the borrower's ability to repay. For those loans that are separately evaluated for collectability, when management determines that it is probable that principal and interest on those loans will not be collected according to their contractual terms, the impairment of those loans is recognized in the allowance account based on the present value of expected future cash flows discounted at the loans' effective rate, except for those loans which are collateral dependent or where foreclosure is probable, on which impairment is based on the fair value of the collateral. Prior to 1995, the allowance for loan losses related to these loans was based on undiscounted cash flows or the fair value of the collateral for collateral dependent loans. Interest received on impaired loans generally is either applied against principal or reported as interest income, according to management's judgement as to the collectability of principal.

                 JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
                 ---------------------------------------------
                   NOTES TO THE INTERIM FINANCIAL STATEMENTS
                   -----------------------------------------
                                MARCH 31, 1995
                                --------------

NOTE B - Significant Accounting Policies

Loans receivable and accounting change - Continued:

On January 1, 1995, the Corporation adopted FASB Statement No. 114, Accounting by Creditors for Impairment of Loans. Statement No. 114 has been amended by FASB Statement No. 118, Accounting By Creditors for Impairment of a Loan - Income Recognition and Disclosures. Statement 114, as amended, requires that the impairment of loans that have been separately identified for evaluation is to be measured based on the present value of expected future cash flows, or alternatively, the observable market price of the loans or the fair value of the collateral. However, for those loans that are collateral dependent (that is, if repayment of those loans is expected to be provided solely by the underlying collateral) and for which management has determined foreclosure is probable, the measure of impairment of those loans is to be based on the fair value of the collateral. Statement 114, as amended also requires certain disclosures about investments in impaired loans and the allowance for loan losses and interest income recognized on those loans. There was no effect on the allowance for loan losses and the related provision for loan losses upon the adoption of Statement 114.

Recently issued FASB statements:

The Financial Accounting Standards Board has issued Statement No. 121, Accounting for Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed Of. For long-lived assets and certain intangibles that are to be held and used, the Statement requires that an impairment loss be recognized when the expected future gross cash flows are less that the carrying amount of the asset. These assets should be carried at their fair value. Long-lived assets and certain intangible assets that are to be disposed of should be carried at the lower of the carrying amount of their fair value less cost to dispose.

Statement No. 121 is effective for financial statements for fiscal years beginning after December 15, 1995, although earlier application is permitted. The effect of adopting the provisions of this Statement is not expected to have a material impact on the Corporation's financial position or results of operations.

                 JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDUARY
                 ---------------------------------------------
                   NOTES TO THE INTERIM FINANCIAL STATEMENTS
                   -----------------------------------------
                                MARCH 31, 1995
                                --------------


NOTE C - Allowance for Loan Losses

An analysis of the activity in the allowance for loan losses during the quarters ended March 31, 1995 and 1994 is as follows (in 000s):

                                          1995         1994
                                        -------      -------

     Balance, January 1                 $ 1,523      $ 1,458
       Provision for loan losses             45           45
       Recoveries                             0           11
       Loans charged off                     (8)         (24)
                                        -------      -------
     Balance March 31                   $ 1,560      $ 1,490
                                        -------      -------
Information about impaired loans as of and for the quarter ended March 31, 1995 is as follows (in 000s)

                                                       1995
                                                     -------

     Loans recievalbe for which there is a
       related allowance for loan losses             $     0
     Loans receivable for which there is no
       related allowance for loan losses                 649
                                                     -------
            Total impaired loans                     $   649
                                                     =======

     Related allowance for loan losses               $     0

     Average balance (based on month-end
       balances)                                     $   649
     Interest income recognized on impaired
       loans                                         $     0

Item 2.  Management's Discussion and Analysis
         ------------------------------------

Financial Condition:

Total assets of Juniata Valley Financial Corp. reached $194,023,000 as of March 31, 1995, an increase of $3,843,000 or 2.02% from December 31, 1994. An increase in cash and cash equivalents of $4,366,000 from December 31, 1994, to March 31, 1995 was the primary reason for the growth in assets. The cash provided by operating activities of $628,000 for the period ended March 31, 1995, was more than adequate to fund net loan demand of $132,000 as well as cover the increase in bank premise and equipment of $14,000. Repayments and maturities of securities were in excess of purchases for the first quarter by $1,001,000. The cash provided by financing activities was $2,884,000 from an increase in deposits.

There are no material loans classified for regulatory purposes as loss, doubtful, substandard or special mention which management expects to impact future operating results, liquidity or capital resources. Additionally, management is not aware of any information which would give serious doubt as to the ability of its borrowers to substantially comply with their loan repayment terms. The Corporation's problem loans (i.e., 90 days past due and restructured loans) were not material for all periods presented.

Management is not aware of any current recommendations of the regulatory authorities which, if implemented, would have a material effect on the Corporation's liquidity, capital resources or operations.

Results of operations:

Interest income increased $142,000 or 4.17% for the first three months of 1995 compared to 1994, while interest expense increased $109,000 or 7.69%. These increases in interest income and expense for the first three months of 1995 versus 1994 are reflective of the overall higher rates offered and paid in 1995 versus 1994; however repricing of the assets is lagging behind the repricing of the liabilities. Net interest income increased $33,000 or 1.66% for the first three months of 1995 compared to 1994. This net increase was due primarily to an increase in net interest earning assets.

Other income has increased $25,000 or 22.52% from 1994 to 1995. This was due to an increase in the other category which can all be attributed to an increase in loan fees. Expenses increased $83,000 or 6.33% from 1994 to 1995. The increase in salaries can be attributed to the annual merit increases and promotions of employees. The increase in the other category is due to a $15,000 consulting fee; $10,000 increase in examination fees by the Pennsylvania Department of Banking; a $10,000 increase in errors and omissions; a $6,500 increase in repossession and delinquent loans expense. The decrease in occupancy expense is a direct result of a decrease in repairs and maintenance. The decrease in equipment costs can be attributed to expiration of a lease and less costly replacement lease. Federal income taxes have also increased $41,000 or 26.80% from 1994 to 1995, due to a reduction in tax free securities through maturities and repayments. All of these factors combined have contributed to a decline in net income of $67,000 or 11.34% from 1995 versus 1994.

         ------------------------------------------------
Liquidity:

The objective of liquidity management is to ensure that sufficient funding is available at a reasonable cost to meet the ongoing operational cash needs of the Corporation and to take advantage of income producing opportunities as they arise. While the desired level of liquidity will vary depending upon a variety of factors, it is the primary goal of the Corporation to maintain a high level of liquidity in all economic environments.

Principal sources of asset liquidity are provided by securities maturing in one year or less, other short-term investments such as Federal Funds sold and cash and due from banks. Liability liquidity, which is more difficult to measure, can be met by attracting deposits and maintaining the core deposit base. The Corporation joined the Federal Home Loan Bank of Pittsburgh in August of 1993 for the purpose of providing short term liquidity when other sources are unable to fill these needs.

In view of the primary and secondary sources previously mentioned, Management believes that the Corporation's liquidity is capable of providing the funds needed to meet loan demand.

Interest rate sensitivity:

Interest rate sensitivity management is the responsibility of the Asset/Liability Management Committee. This process involves the development and implementation of strategies to maximize net interest margin, while minimizing the earnings risk associated with changing interest rates. The traditional gap analysis identified the maturity and repricing terms of all assets and liabilities.

As of March 31, 1995, the Corporation's had a six-month negative gap of $4,553,000. Generally a liability sensitive position indicates that more liabilities than assets are expected to reprice within the time period and that falling interest rates could positively affect net interest income while rising interest rates could negatively affect net interest income. However, the traditional analysis does not accurately reflect the Bank's interest rate sensitivity since the rates on core deposits generally do not change as quickly as market rates. Historically net interest income has, in fact, not been subject to the degree of sensitivity indicated by the traditional analysis at The Juniata Valley Bank.

         ------------------------------------------------

     Capital Adequacy:

     The Bank's regulatory capital ratios for the periods presented are as follows:

     Risk Weighted Assets Ratio:

                               Actual                      Required
                               ------                      --------
                     March 31,     December 31,     March 31,    December 31,
                       1995            1994           1995           1994
                   -------------   ------------   -------------  ------------

     TIER I           17.80%          17.16%          8.0%           8.0%

     TIER I & II      19.00%          18.34%          8.0%           8.0%


     Total Assets Leveraged Ratio:

     TIER I           12.15%          11.47%          3.0%           3.0%

     At March 31, 1995, the Corporation exceeds the regulatory requirements to be considered a "well capitalized" financial institution.

                                                                            12.
Part II.  Other Information

     Item 1.   Legal Proceedings
               None

     Item 2.   Changes in Securities
               None

     Item 3.   Defaults Upon Senior Securities
               Not applicable

     Item 4.   Submission of Matters to a Vote of Security Holders
               Not applicable

     Item 5.   Other Information
               None

     Item 6.   Exhibits and Reports on Form 8-K
               None



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              Juniata Valley Financial Corp.
                             (Registrant)



Date_______________________________       By_______________________________
                                              A. Jerome Cook, President


Date_______________________________       By_______________________________
                                              Linda L. Engle, Treasurer