Form 10-Q/A
period 1995-03-31
JUNIATA VALLEY FINANCIAL CORP
filed 1995-06-27
CIK 714712

The purpose of this amendment is to add Exhibit 27 -
"Financial Data Schedules" to the report dated March 31, 1995.

Part II.  Other Information

        Item 1.Legal Proceedings
        None

        Item 2.Changes in Securities
        None

        Item 3.Defaults Upon Senior Securities
        Not applicable

        Item 4.Submission of Matters to a Vote of Security Holders
        Not applicable

        Item 5.Other Information
        None

        Item 6.Exhibits and Reports on Form 8-K

        (a) Reports on Form 8-K

            None

        (b) Exhibits

            (27) Financial Data Schedules



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Juniata Valley Financial
Corp.
                      (Registrant)



Date______________________________ By______________________________
                                       A. Jerome Cook, President


Date______________________________ By______________________________
                                       Linda L. Engle, Treasurer