Form 10-Q
period 1995-06-30
JUNIATA VALLEY FINANCIAL CORP
filed 1995-08-08
CIK 714712

2.
                 JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
                 ---------------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                                      June 30,     December 31,
                                                        1995            1994
                                                     ----------    ----------
                                                            (In thousands)
                                                    (Unaudited)
ASSETS:
   Cash and due from banks                           $   5,348     $   5,978
   Interest-bearing deposits with banks                     41             7
   Federal Funds Sold                                    3,525           -
                                                     ---------     ----------
          Total cash and cash equivalents                8,914          5,985

   Securities available for sale                        17,589         13,057
   Securities held to maturity, fair value of
      $44,527 and $42,728 respectively                  44,572         44,157

   Loans, receivable net of unearned discount of
      $4,346 and $4,095 respectively                   122,152        123,191
   Less:  Allowance for possible loan losses             1,571          1,523
                                                     ---------     ----------
          Net Loans receivable                         120,581        121,668

   Bank premises and equipment, net                      1,644          1,681
   Accrued interest receivable and other assets          3,895          3,681
                                                     ---------     ----------
          TOTAL ASSETS                               $ 197,195     $  190,176
                                                     =========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY:
   Non-interest bearing deposits                     $  18,845     $   18,971
   Interest bearing deposits                           151,918        146,180
                                                     ---------     ----------
          Total deposits                               170,763        165,151

   Accrued interest and other liabilities                2,971          2,591
                                                     ---------     ----------
          Total liabilities                            173,734        167,742
                                                     ---------     ----------
   Stockholders' Equity:
      Preferred stock, no par value, authorized
         500,000 shares, no shares issued or outstanding  -            -
      Common stock, par value $1.00, per share;
         authorized 2,000,000 shares; issued and
         outstanding 890,692 shares                        891            891
      Capital surplus                                   14,956         14,956
      Retained earnings                                  7,514          6,749
      Net unrealized appreciation (depreciation)
         available for sale, net of taxes of
         $51 and ($84)                                     100           (162)
                                                     ---------     ----------
          Total stockholders' equity                    23,461         22,434
                                                     ---------     ----------
          TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY  $ 197,195     $  190,176
                                                     =========     ==========

                                                                             3.
                 JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                   For the Quarter Ended  For Six Months Ended
                                  ----------------------  --------------------
                                   June 30,     June 30,    June 30,   June 30,
                                     1995         1994        1995      1994
                                   ---------   ---------  ---------  ---------
                                     (In thousands, except per share amount)

INTEREST INCOME:
  Loans receivable                 $   2,850  $    2,570 $     5,608      5,116
  Taxable securities                     446         462         903        910
  Tax-exempt securities                  339         395         666        753
  Other                                   76          39         102         93
                                  ----------  ----------  ---------- ---------
    Total interest income              3,731       3,466       7,279      6,872

INTEREST EXPENSE ON DEPOSITS           1,724       1,425       3,251      2,842
                                  ----------  ----------  ---------- ---------
    Net interest income                2,007       2,041       4,028      4,030

PROVISION FOR LOAN LOSSES                 45          45          90         90
                                  ----------  ----------  ---------- ---------
    Net interest income, after
      provision for loan losses        1,962       1,996       3,938      3,940
                                  ----------  ----------  ---------- ---------
OTHER INCOME:
  Trust department income                 45          35          80         65
  Customer service fees                   53          57         110        107
  Other                                   41          43          85         74
                                  ----------  ----------  ---------- ---------
    Total other income                   139         135         275        246
                                  ----------  ----------  ---------- ---------
OTHER EXPENSES:
  Salaries and wages                     525         516       1,057      1,022
  Employee benefits                      155         145         310        289
  Occupancy                               68          73         141        162
  Equipment                               72         105         146        205
  Federal deposit insurance              106          93         218        186
  Director compensation                   91         108         201        215
  Taxes, other than income                55          49         105         97
  Other                                  256         213         544        438
                                  ----------  ----------  ---------- ---------

   Total other expenses                1,328       1,302       2,722      2,614
                                  ----------  ----------  ---------- ---------
INCOME BEFORE INCOME TAXES               773         829       1,491      1,572

FEDERAL INCOME TAXES                     158         216         352        369
                                  ----------  ----------  ---------- ---------

    Net Income                    $      615  $      613  $    1,139 $    1,203
                                  ==========  ==========  ========== =========

PER SHARE DATA:

  Net Income                      $      .69  $      .69  $    1.28  $    1.35
                                  ==========  ==========  =========  =========

    Weighted average number of
    shares outstanding            890,692     890,692     890,692    890,692
                                  ==========  =========   =========  ========

                                                                             4.
                 JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE SIX MONTHS ENDED JUNE 30, 1995
                                  (Unaudited)



                                                      Unrealized
                                                      Appreciation
                                                     (Depreciation)
                                                      on Securities
                    Common     Capital    Retained     Available
                     Stock     Surplus    Earnings     For Sale       Total
                  ----------- ---------- ----------- ------------- -----------
                                (In thousands)
BALANCE,
  DECEMBER 31,
  1994            $891   $   14,956      $    6,749  $       (162) $   22,434

Net income for the
  six months
  ended June
  30, 1995             -            -         1,139           -         1,139

Cash dividend,
  $.42 per share       -            -          (374)          -          (374)

Net change in
  unrealized
  appreciation
  on securities
  available for
  sale, net of
  taxes of $9          -           -           -               262         262
                  ---------- ----------- ----------- ------------- -----------

Balance June
  30, 1995        $      891 $    14,956 $     7,514 $         100 $    23,461
                  ========== =========== =========== ============= ===========

                                                                             5.
                 JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
               Increase (Decrease) in Cash and Cash Equivalents

                                                     For the Six Months Ended
                                                     -------------------------
                                                      June 30,      June 30,
                                                         1995         1994
                                                     ------------  -----------
                                                           (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                        $      1,139  $      1,203
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Provision for loan losses                                 90            90
     Provision for depreciation and amortization               85            91
     Deferred directors' fees and supplemental
      retirement plan expense                                 158           147
     Payment of deferred compensation                        (64)          (63)
     Deferred income taxes                                   (48)          (36)
     (Increase) decrease in accrued interest
      receivable and other assets                           (262)         (201)
     Increase (decrease) in interest payable
      and other liabilities                                   195           90
                                                     ------------  -----------
        Net cash provided by operating activities           1,293         1,321
                                                     ------------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of available for sale securities              (5,852)        (999)
   Proceeds from maturities of and principal
    repayments on available for sale securities             1,716         1,001
   Purchases of held to maturity securities                (2,301)     (14,024)
   Proceeds from maturities of and principal
    repayments on held to maturity securities               1,887         8,499
   Net (increase) decrease in loans receivable                997       (1,655)
   Purchases of bank premises and equipment                   (49)         (63)
                                                     ------------  -----------

      Net cash provided by (used in)
       investing activities                                (3,602)      (7,241)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in deposits                      5,612         4,185
   Cash Dividends                                            (374)        (371)
                                                     ------------  -----------

      Net cash provided by (used in)
           financing activities                             5,238         3,814
                                                     ------------  -----------

      Increase (decrease) in cash and cash
      equivalents                                           2,929       (2,106)

CASH AND CASH EQUIVALENTS:
   Beginning                                                5,985        10,429
                                                     ------------  -----------


   Ending                                            $      8,914  $      8,323
                                                     ============  ===========
CASH PAYMENTS FOR:
   Interest                                          $      3,133  $      2,834
                                                     ============  ============

   Income taxes                                      $        311  $        363
                                                     ============  ============

                                                                             6.
                 JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
                   NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                 JUNE 30, 1995


NOTE A - Basis of Presentation

The financial information includes the accounts of the Juniata Valley Financial Corp. and its wholly owned subsidiary, The Juniata Valley Bank. All significant intercompany accounts and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the six-month period ended June 30,1995, are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in Juniata Valley Financial Corp. annual report on Form 10-K for the year ended December 31, 1994.


NOTE B - Significant Accounting Policies

Recently issued FASB statements:

The financial accounting Standards Board has issued Statement No. 122, "Accounting for Mortgage Servicing Rights and Excess Servicing Receivables and for Securitization of Mortgage Loans," which amends Statement No. 65, "Accounting for Certain Mortgage Banking Activities". Mortgage servicing rights are contractual obligations undertaken by an institution to provide servicing for mortgage loans owned by others, typically for a fee. Prior to Statement No. 122, a distinction was made in accounting for mortgage servicing rights depending on whether the servicing rights were purchased from other parties or were generated though loans originated by the servicer and sold to other parties with the servicing rights retained. Statement No. 122 require servicers to recognize mortgage servicing rights as assets, no matter how the rights were acquired. In addition, Statement No. 122 requires all capitalized mortgage servicing rights to be evaluated periodically for impairment. Recognition of impairment will be through a valuation allowance in an amount when the capitalized mortgage servicing rights exceeds their fair values.

Statement No. 122 is effective for financial statements for fiscal years beginning after December 15, 1995, although earlier application is encouraged, retroactive capitalization of originated mortgage servicing rights is prohibited. The effect of adopting the provisions of this Statement is not expected to have a material impact on the Corporation's financial position or results of operations.

Management's Discussion and Analysis

Financial Condition:

Total assets of Juniata Valley Financial Corp. reached $197,195,000 as of June 30, 1995, an increase of $7,018,000 or 3.69% from December 31, 1994. An increase in available for sale securities of $4,532,000 and in cash and cash equivalents of $2,929,000 from December 31, 1994, to June 30, 1995 were the primary reasons for the growth in assets. The cash provided by financing activities of $5,238,000 and by operating activities of $1,293,000 for the period ended June 30, 1995, was used to cover the purchase of securities which exceeded repayments and maturities by $4,550,000. The remaining cash increase was attributed to the increase in cash and cash equivalents. Net loan demand declined by $997,000 since the beginning of the year. Additions to bank premise and equipment was $49,000.


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

Results of operations:

Interest income increased $407,000 or 5.92% for the first six months of 1995 compared to 1994, while the increase for the quarter was $265,000 or 7.65%. Interest expense increased $409,000 or 14.39% for the first six months while the increase for the quarter was $299,000 or 20.98%. These increases in interest income and expense for the first six months of 1995 versus 1994 are reflective of the overall higher rates offered and paid in 1995 versus 1994; however repricing of the assets is lagging behind the repricing of the liabilities. Net interest income decreased $2,000 or 0.05% for the first six months of 1995 compared to 1994. This was due to an increase in both volume and rates.

Other income has increased $29,000 or 11.79% for the first six months of 1995 over 1994. The increase for the quarter was $4,000. The increase for first six months was due to an increase in all categories, especially trust department income, as a result of the settlement of two large estates. The increase in the other category for the first six months can all be attributed to an increase in fees charged to customers as a result of increased volume. Expenses for the first six months increased $108,000 or 4.13% from 1994 to 1995; for the quarter the increase in expenses was $26,000 or 2.00%. The increase in salaries can be attributed to the annual merit increases and promotions of employees. The increase in the other category is due to a $15,000 consulting fee incurred in 1995; $9,000 increase in examination fees by the Pennsylvania Department of Banking; a $14,000 increase in errors and omissions; and an $11,000 increase in repossession and delinquent loans. The decrease in occupancy expense is a direct result of a decrease in repairs and maintenance. The decrease in equipment costs can be primarily attributed to the expiration of a lease and a less costly replacement lease. All of these factors combined have contributed to a decline in net income of $64,000 or 5.32% for the six months ended, while the net income for the quarter increased $2,000.

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

Interest rate sensitivity:

Interest rate sensitivity management is the responsibility of the Asset/Liability Management Committee. This process involves the development and implementation of strategies to maximize net interest margin, while minimizing the earnings risk associated with changing interest rates. The traditional gap analysis identifies the maturity and repricing terms of all assets and liabilities.

As of June 30, 1995, the Corporation had a six-month negative gap of $3,603,000. Generally a liability sensitive position indicates that more liabilities than assets are expected to reprice within the time period and that falling interest rates could positively affect net interest income while rising interest rates could negatively affect net interest income. However, the traditional analysis does not accurately reflect the Bank's interest rate sensitivity since the rates on core deposits generally do not change as quickly as market rates. Historically net interest income has, in fact, not been subject to the degree of sensitivity indicated by the traditional analysis at The Juniata Valley Bank.


Capital Adequacy:

     The Bank's regulatory capital ratios for the periods presented are as follows:

     Risk Weighted Assets Ratio:

                               Actual                      Required
                               ------                      --------
                     June 30,      December 31,     June 30,     December 31,
                       1995            1994           1995           1994
                   -------------   ------------   -------------  ------------

     TIER I           18.21%          17.16%          8.0%           8.0%

     TIER I & II      19.44%          18.34%          8.0%           8.0%


     Total Assets Leveraged Ratio:

     TIER I           12.11%          11.47%          3.0%           3.0%

     At June 30, 1995, the Corporation exceeds the regulatory requirements to be considered a "well capitalized" financial institution.

                                                                            10.
Part II.  Other Information

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