Form 10-Q
period 1995-09-30
JUNIATA VALLEY FINANCIAL CORP
filed 1995-11-13
CIK 714712

                                                                             2.
                 JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
                 ---------------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------


                                                    September 30,  December 31,
                                                        1995            1994
                                                     ----------    ----------
                                                            (In thousands)
                                                    (Unaudited)
ASSETS:
   Cash and due from banks                           $   5,415     $    5,978
   Interest-bearing deposits with banks                     20              7
   Federal funds Sold                                    4,290           -
                                                     ---------     ----------
         Total cash and cash equivalents                 9,725          5,985

   Securities available for sale                        19,369         13,057
   Securities held to maturity, fair value of
      $46,034 and $42,728 respectively                  45,991         44,157
   Loans, receivable net of unearned discount of
      $4,404 and $4,095, respectively                  121,951        123,191
   Less:  Allowance for loan losses                      1,606          1,523
                                                     ---------     ----------
          Net Loans receivable                         120,345        121,668

   Bank premises and equipment, net                      1,677          1,681
   Accrued interest receivable and other assets          4,300          3,628
                                                     ---------     ----------
          TOTAL ASSETS                               $ 201,407     $  190,176
                                                     =========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY:
   Non-interest bearing deposits                     $  19,363     $   18,971
   Interest bearing deposits                           154,639        146,180
                                                     ---------     ----------
          Total deposits                               174,002        165,151

   Accrued interest and other liabilities                3,156          2,591
                                                     ---------     ----------
          Total liabilities                            177,158        167,742
                                                     ---------     ----------
   Stockholders' Equity:
      Preferred stock, no par value, authorized
         500,000 shares, no shares issued or outstanding  -            -
      Common stock, par value $1.00, per share;
         authorized 2,000,000 shares; issued and
         outstanding 890,692 shares                        891            891
      Capital surplus                                   14,956         14,956
      Retained earnings                                  8,275          6,749
   Net unrealized appreciation (depreciation)
         on securities available for sale, net of
         taxes of $65 and ($84)                            127           (162)
                                                     ---------     ----------
          Total stockholders' equity                    24,249         22,434
                                                     ---------     ----------
          TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY  $ 201,407     $  190,176
                                                     =========     ==========

                                                                             3.
                 JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                   For the Quarter Ended  For Nine Months Ended
                                  ----------------------  --------------------
                                   Sept 30,     Sept 30,    Sept 30,   Sept 30,
                                     1995         1994        1995       1994
                                  ----------   ---------   --------- ---------
                                      (In thousands, except per share amount)
INTEREST INCOME:
  Loans receivable                $    2,902  $    2,675  $    8,509  $   7,792
  Taxable securities                     631         565       1,534      1,475
  Tax-exempt securities                  268         298         934      1,051
  Other                                   73          19         176        112
                                  ----------  ----------  ---------- ---------
    Total interest income              3,874       3,557      11,153     10,430

INTEREST EXPENSE ON DEPOSITS           1,843       1,469       5,094      4,312
                                  ----------  ----------  ---------- ---------
    Net interest income                2,031       2,088       6,059      6,118

PROVISION FOR LOAN LOSSES                 45          45         135        135
                                  ----------  ----------  ---------- ---------
    Net interest income, after
      provision for loan losses        1,986       2,043       5,924      5,983
                                  ----------  ----------  ---------- ---------
OTHER INCOME:
  Trust department                        50          45         130        110
  Customer service fees                   56          56         166        164
  Other                                   53          55         138        129
                                  ----------  ----------  ---------- ---------
    Total other income                   159         156         434        403
                                  ----------  ----------  ---------- ---------
OTHER EXPENSES:
  Salaries and wages                     522         505       1,578      1,528
  Employee benefits                      145         138         455        426
  Occupancy                               84          80         225        242
  Equipment                               81          91         227        296
  Federal deposit insurance              (37)         95         181        281
  Director compensation                  104          81         305        296
  Taxes, other than income                54          48         160        146
  Other                                  247         253         791        690
                                  ----------  ----------  ---------- --------
    Total other expenses               1,200       1,291       3,922      3,905
                                  ----------  ----------  ---------- --------
INCOME BEFORE INCOME TAXES               945         908       2,436      2,481

FEDERAL INCOME TAXES                     184         216         536        585
                                  ----------  ----------  ---------- ---------
    Net income                    $      761  $      692  $    1,900 $    1,896
                                  ==========  ==========  ========== ==========
PER SHARE DATA:
    Net income                    $      .85  $      .78  $     2.13 $     2.13
                                  ==========  ==========  ========== ==========

Weighted average number of
  shares outstanding                 890,692     890,692     890,692    890,692
                                     =======     =======     =======    =======

                                                                             4.
                 JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995
                                  (Unaudited)



                                                      Unrealized
                                                      Appreciation
                                                     (Depreciation)
                                                      on Securities
                    Common     Capital    Retained     Available
                     Stock     Surplus    Earnings     For Sale       Total
                  ---------- ----------- ----------- ------------- -----------
                                (In thousands)


BALANCE,
  DECEMBER 31,
  1994            $      891 $    14,956 $     6,749          (162)$    22,434

Net income for the
  nine months
  ended September
  30, 1995               -           -         1,900          -          1,900

Cash Dividend,
  $.42 per share         -           -          (374)         -           (374)

Net change in
  unrealized
  appreciation on
  securities available
  for sale, net of
  taxes                -           -           -               289         289
                  ---------- ----------- ----------- ------------- -----------

Balance September
  30, 1995        $      891 $    14,956 $     8,275 $         127 $    24,249
                  ========== =========== =========== ============= ===========

                                                                             5.
                 JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
               Increase (Decrease) in Cash and Cash Equivalents


                                                     For the Nine Months Ended
                                                     -------------------------
                                                       Sept 30,      Sept 30,
                                                         1995         1994
                                                     ------------  -----------
                                                           (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                        $      1,900  $      1,896
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Provision for loan losses                                135           135
     Provision for depreciation and amortization              134           136
     Deferred directors' fees and supplemental
      retirement plan expense                                 238           220
     Payment of deferred compensation                         (99)          (93)
     Deferred income taxes                                    (66)          (50)
     (Increase) decrease in accrued interest
      receivable and other assets                            (633)         (428)
     Increase (decrease) in interest payable
      and other liabilities                                   305           148
                                                     ------------  -----------
         Net cash provided by operating activities          1,914         1,964
                                                     ------------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of securities available for sale             (10,278)       (1,998)
   Proceeds from maturities of and principal
    repayments on securities available for sale             4,402         2,690
   Purchases of securities held to maturity                (6,577)      (14,693)
   Proceeds from maturities of and principal
    repayments on securities held to maturity               4,744        13,342
   Net (increase) decrease in loans receivable              1,188        (5,712)
   Purchases of bank premises and equipment                  (130)          (63)
                                                     ------------  -----------
      Net cash provided by (used in)
       investing activities                                (6,651)       (6,434)
                                                     ____________  ____________
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in deposits                      8,851           578
   Cash Dividends                                            (374)         (371)
   Net increase in short term borrowings                     -              250
                                                     ____________  ____________
      Net cash provided by (used in)
           financing activities                             8,477           457
                                                     ------------  ----------
      Increase (decrease) in cash and
        cash equivalents                                    3,740        (4,013)

CASH AND CASH EQUIVALENTS:
   Beginning                                                5,985         8,968
                                                     ------------  -----------

   Ending                                            $      9,725  $      4,955
                                                     ============  ===========
CASH PAYMENTS FOR:
   Interest                                          $      4,926  $      4,296
                                                     ============  ============

   Income taxes                                      $        560  $        639
                                                     ============  ============

                                                                             6.
                 JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
                   NOTES TO THE INTERIM FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1995


NOTE A - Basis of Presentation

The financial information includes the accounts of the Juniata Valley Financial Corp. and its wholly owned subsidiary, The Juniata Valley Bank. All significant intercompany accounts and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the nine-month period ended September 30, 1995, are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in Juniata Valley Financial Corp. annual report on Form 10-K for the year ended December 31, 1994.

Management's Discussion and Analysis

Financial Condition:

Total assets of Juniata Valley Financial Corp. reached $201,407,000 as of September 30, 1995, an increase of $11,231,000 or 5.91% from December 31, 1994. An increase in securities available for sale of $6,312,000 and in cash and cash equivalents of $3,740,000 from December 31, 1994, to September 30, 1995 were the primary reasons for the growth in assets. The cash provided by financing activities of $8,477,000 and by operating activities of $1,914,000 for the period ended September 30, 1995, were used to purchase securities which exceeded repayments and maturities by $7,709,000. The remaining cash increase was attributed to the increase in cash and cash equivalents. Net loans outstanding declined by $1,188,000 since the beginning of the year. Additions to bank premises and equipment were $130,000.

There are no material loans classified for regulatory purposes as loss, doubtful, substandard or special mention which management expects to significantly impact future operating results, liquidity or capital resources. Additionally, management is not aware of any information which would give serious doubt as to the ability of its borrowers to substantially comply with their loan repayment terms. The Corporation's problem loans (i.e., 90 days past due and restructured loans) were not material for all periods presented.

Management is not aware of any current recommendations of the regulatory authorities which, if implemented, would have a material effect on the Corporation's liquidity, capital resources or operations.

Results of operations:

Interest income increased $723,000 or 6.93% for the first nine months of 1995 compared to 1994, while the increase for the quarter was $317,000 or 8.91%. Interest income increased $782,000 or 18.14% for the first nine months while the increase for the quarter was $374,000 or 25.46%. These increases in interest income and expense for the first nine months and three months ended September 30, 1995, versus 1994, are reflective of an increase of both interest earning assets and interest bearing liabilities and overall higher rates offered and paid in 1995 versus 1994. However, repricing of the assets is lagging behind the repricing of the liabilities, resulting in a decline in net interest income of $59,000 or .96% for the first nine months and $57,000 for the three months ended September 30, 1995, versus 1994.

Other income has increased $31,000 or 7.69% for the first nine months of 1995 over 1994. The increase for the quarter was $3,000. The increase for the first nine months was due to an increase in all categories, especially trust department income, as a result of the settlement of two large estates. The increase in the other category for the first nine months can all be attributed to an increase in commissions earned as a result of increased volume. Other expenses for the first nine months increased $17,000 or .44% from 1994 to 1995 and for the quarter ended September 30, 1995, versus 1994, the decrease in expenses was $91,000 or 7.05%. For the nine month period, the $50,000 increase in salaries and wages can be attributed to annual merit increases and promotions of employees. The $17,000 decrease in occupancy expense is a direct result of a decrease in repairs and maintenance. The $69,000 decrease in equipment costs can be primarily attributed to the expiration of a lease and a less costly replacement lease. The decrease in federal deposit insurance premiums of $100,000, can be attributed to a $105,000 refund of deposit insurance premiums previously paid and a decrease in the assessment rate from $.23 to $.04 per 100 of insured deposits effective September 30, 1995. The effect of the decrease in the deposit insurance premium assessment rate will continue to have a favorable impact to the bank in the future. The $99,000 increase in the other category, is due to a $15,000 consulting fee incurred in 1995 not incurred in 1994; a $22,000 increase in examination fees by the Pennsylvania Department of Banking; a $15,000 increase in errors and omissions; and an $18,000 increase in repossession and loan collection expense. All of these factors combined have contributed to an increase in net income of $4,000 or .21% for the nine months ended, September 30, 1995, while the net income for the quarter increased $69,000.

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

As of September 30, 1995, the Corporation had a six-month negative gap of $6,960,000. Generally a liability sensitive position indicates that more liabilities than assets are expected to reprice within the time period and that falling interest rates could positively affect net interest income while rising interest rates could negatively affect net interest income. However, the traditional analysis does not accurately reflect the Bank's interest rate sensitivity since the rates on core deposits generally do not change as quickly as market rates. Historically net interest income has, in fact, not been subject to the degree of sensitivity indicated by the traditional analysis at The Juniata Valley Bank.

Capital Adequacy:

The Bank's regulatory capital ratios for the periods presented are as follows:

     Risk Weighted Assets Ratio:

                               Actual                      Required
                               ------                      --------
                   September 30,   December 31,   September 30,  December 31,
                       1995            1994           1995           1994
                   -------------   ------------   -------------  ------------

     TIER I           18.60%          17.16%          8.0%           8.0%
     TIER I & II      19.84%          18.34%          8.0%           8.0%


     Total Assets Leveraged Ratio:

     TIER I           12.36%          11.47%          3.0%           3.0%

     At September 30, 1995, the Corporation exceeds the regulatory requirements to be considered a "well capitalized" financial institution.

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