Form 10-K
period 1995-12-31
JUNIATA VALLEY FINANCIAL CORP
filed 1996-03-25
CIK 714712

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549
                            FORM 10-K
        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1995      Commission File Number 0-13232

                          JUNIATA VALLEY FINANCIAL CORP.
              ------------------------------------------------------
              (Exact name of registrant as specified in its charter)

          Pennsylvania                                         23-2235254
-------------------------------                          ---------------------

(State or other jurisdiction of                           (I. R. S. Employer
incorporation or organization)                           Identification Number)

        Bridge & Main Streets, PO Box 66, Mifflintown, PA   17059-0066
        --------------------------------------------------------------
             (Address or principal executive offices)       (Zip Code)

        Registrant's telephone number, including area code: (717)436-8211
                                                            -------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:  NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12 (g)  OF THE ACT:
                      Common Stock, Par Value $1.00 Per Share
                      ---------------------------------------
                                 (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X  No
                                         ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. (X)

The Aggregate market value of the voting stock held by non-affiliates of the Registrant as of January 31, 1996.
                    Common Stock, $1.00 Par Value - $38,955,035
                    -------------------------------------------
Indicate the number of shares outstanding of each issuer's classes of common stock, as of January 31, 1996
                    Common Stock, $1.00 Par Value - 1,113,001
                    -----------------------------------------

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Annual Report to Shareholders for the year ended December 31, 1995 are incorporated by reference into Parts I, II and III.

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held April 16, 1996 are incorporated by reference into Part III.

PART I

Item 1.  Business

         Incorporated by reference are the data appearing on pages 6 through 12 of the 1995 Annual Report.

Item 2.  Properties

        The physical properties of the Corporation are all owned or leased by the Bank.

        The Bank owns the buildings located at: Bridge and Main Streets, Mifflintown, Pennsylvania (its corporate headquarters); 301 Market Street, Port Royal, Pennsylvania; corner of Main and School Streets, McAlisterville, Pennsylvania; Four North Market Street, Millerstown, Pennsylvania; Main Street, Blairs Mills, Pennsylvania; East Market Street, Lewistown, Pennsylvania; Route 322, Reedsville, Pennsylvania. In addition thereto, the Bank leases an office in the Shopping Plaza located on Legislative Route 31, Mifflintown, Pennsylvania, which lease with extensions expires in 2007. All of the buildings used by the Bank are freestanding and are used exclusively for banking purposes.

Item 3.  Legal Proceedings

         The nature of the Bank's business, at times, generates litigation involving matters arising in the ordinary course of business. However, in the opinion of management of the Bank, there are no proceedings pending to which the Bank is a party or to which its property is subject, which, if determined adversely to the Bank, would be material in relation to the Bank's financial condition, nor are there any proceedings pending other than ordinary routine litigation incident to the business of the Bank. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Bank by government authorities or others.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

PART II

Item 5.  Market for the Registrant's Common Stock and Related
         Stockholder Matters

         The Corporation's stock is not traded on a national securities exchange and is only occasionally and sporadically traded through local and regional brokerage houses or through the facilities of the Bank. Sales of shares of which the management of the Corporation has knowledge occurring during 1995 have ranged from a low of $28.80 to a high of $35.00 per share.

        In 1994 the market value ranged from a low of $26.24 to a high of $28.80. Cash dividends in 1995 and 1994 are as follows:

             Payable
               Date          1995        1994
             -------         ----        ----

             June 1          $.34        $.33

             December 1       .36         .34
                             ----        ----
               Total         $.70        $.67
                             ----        ----
                             ----        ----

Item 6.  Selected Financial Data

         Incorporated by reference are the data appearing on page
13 of the 1995 Annual Report.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

         Incorporated by reference are the data appearing on pages 14 through 26 of the 1995 Annual Report.

Item 8.  Financial Statements and Supplementary Data

         Incorporated by reference are the financial statements and notes on pages 27 through 43 of the 1995 Annual Report.

Item 9.  Changes in and Disagreements With Accountants on
         Accounting and Financial Disclosure

         None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

         Incorporated by reference is the information appearing under the captions "Election of Directors of JVF" on pages 3 through 5 and "Remuneration of Executive Officers" on page 12 in the Proxy Statement to be filed.

Item 11. Executive Compensation

         Incorporated by reference in the proxy statement to be filed on page 12, under the caption "Remuneration of Executive
Officers".

Item 12. Security Ownership of Certain Beneficial Owners and
         Management

         Incorporated by reference is the following information contained in the Proxy Statement to be filed under the captions
"Election of Directors of JVF" on pages 3 through 5 and "Management of JVF and the Bank" on page 9.

Item 13. Certain Relationships and Related Transactions

         Incorporated by reference is the information pertaining to transactions with directors and officers of the Bank within the footnote "Transactions with Executive Officers and Directors" on page 40 of the 1995 Annual Report.

PART IV

Item 14. Exhibits, Financial Statements Schedules, and Reports on
         Form 8-K

         (a) 1.   Financial Statements
                  The Consolidated Financial Statements of
                  Juniata Valley Financial Corp., as reported in the 1995 Annual Report to Shareholders, are incorporated in this report by reference.

             2. All schedules are omitted because they are not applicable, the data is not significant, or the required information is shown in the financial statements or the notes thereto.

         (b) Reports on Form 8-K

             None.

         (c) Exhibits
             (3)  Articles of Incorporation and By-Laws -
                  Incorporated by reference is the information appearing in Exhibit "A" of the proxy statement dated March 14, 1996
            (13)  Annual Report To Security Holders
            (21) Subsidiaries of the Registrant - As of the date of this report Juniata Valley Bank is the only subsidiary of the Registrant.
            (23)  i.  Consent of Beard & Company, Inc.,
                      Independent Auditors
                  ii. Consent of Stockton Bates & Company,
                      Independent Auditors
            (27)  Financial data schedule
            (99) Report of Independent Auditors, Stockton Bates & Company, as to the Corporation's Consolidated Financial Statements for year ending December 31, 1993.

                 Signatures

                 Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    JUNIATA VALLEY FINANCIAL CORP. (REGISTRANT)
                               DATE:  MARCH 14, 1996

                             BY   _____________________
                                     A. JEROME COOK
                               Director, President and
                               Chief Executive Officer

                 Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                 ___________________        ___________________
                 Harry B. Fairman, Jr.      Darwin C. Pomeroy
                 Chairman                   Vice Chairman
                 Date:  March 14, 1996      Date:  March 14, 1996

                 ___________________        ___________________
                 Ronald H. Witherite        A. Jerome Cook
                 Vice Chairman, Secretary   President
                 Date:  March 14, 1996      Date:  March 14, 1996

                 ___________________        ___________________
                 Edward R. Rhodes           John E. Groninger
                 Director                   Director
                 Date:  March 14, 1996      Date:  March 14, 1996

                 ___________________        ___________________
                 Karl E. Guss               Don E. Haubert
                 Director                   Director
                 Date:  March 14, 1996      Date:  March 14, 1996

                 ___________________        ___________________
                 Dale G. Nace               John A. Renninger
                 Director                   Director
                 Date:  March 14, 1996      Date:  March 14, 1996

                 ___________________
                 Harold B. Shearer
                 Director
                 Date:  March 14, 1996


                 ___________________
                 Linda L. Engle
                 Chief Financial Officer
                 Chief Accounting Officer
                 Date:  March 14, 1996
_