Form 10-Q
period 1996-03-31
JUNIATA VALLEY FINANCIAL CORP
filed 1996-05-13
CIK 714712

                                                                             2.
                 JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
                 ---------------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------


                                                      March 31,    December 31,
                                                        1996            1995
                                                     ----------    ----------
                                                            (In thousands)
                                                    (Unaudited)
ASSETS:
   Cash and due from banks                           $   5,286     $    6,578
   Interest-bearing deposits with banks                     59             15
   Federal funds sold                                    7,050          5,080
                                                     ---------     ----------
         Total cash and cash equivalents                12,395         11,673

   Securities available for sale                        23,994         24,505
   Securities held to maturity, fair value of
      $45,175 and $43,070 respectively                  45,154         42,671
   Loans, receivable net of unearned discount of
      $4,087 and $4,313, respectively                  122,327        122,938
   Less:  Allowance for loan losses                      1,658          1,616
                                                     ---------     ----------
          Net Loans receivable                         120,669        121,322

   Bank premises and equipment, net                      1,700          1,729
   Accrued interest receivable and other assets          4,320          3,978
                                                     ---------     ----------
          TOTAL ASSETS                               $ 208,232     $  205,878
                                                     =========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY:
   Non-interest bearing deposits                     $  20,589     $   22,297
   Interest bearing deposits                           159,063        155,856
                                                     ---------     ----------
          Total deposits                               179,652        178,153

   Accrued interest and other liabilities                3,355          3,002
                                                     ---------     ----------
          Total liabilities                            183,007        181,155
                                                     ---------     ----------
   Stockholders' Equity:
      Preferred stock, no par value, authorized
         500,000 shares, no shares issued or outstanding  -            -
      Common stock, par value $1.00, per share;
         authorized 2,000,000 shares; issued and
         outstanding 1,113,001 shares                    1,113          1,113
      Capital surplus                                   14,734         14,734
      Retained earnings                                  9,282          8,621
   Net unrealized appreciation on securities
         available for sale, net of taxes                   96            255
                                                     ---------     ----------
          Total stockholders' equity                    25,225         24,723
                                                     ---------     ----------
          TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY  $ 208,232     $  205,878
                                                     =========     ==========

                                                                             3.
                 JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                               For the Quarter Ended
                                              ----------------------
                                               March 31,   March 31,
                                                 1996         1995
                                              ----------  ----------
                                               (In thousands, except
                                                per share amounts)
INTEREST INCOME:
  Loans receivable, including fees            $    2,870  $    2,758
  Taxable securities                                 694         437
  Tax-exempt securities                              278         327
  Other                                               74          26
                                              ----------  ----------
    Total interest income                          3,916       3,548

INTEREST EXPENSE ON DEPOSITS                       1,871       1,527
                                              ----------  ----------
    Net interest income                            2,045       2,021

PROVISION FOR LOAN LOSSES                             45          45
                                              ----------  ----------
    Net interest income, after
      provision for loan losses                    2,000       1,976
                                              ----------  ----------
OTHER INCOME:
  Trust department                                    43          35
  Customer service fee                                57          57
  Other                                               33          44
                                              ----------  ----------
  Total other income                                 133         136
                                              ----------  ----------
OTHER EXPENSES:
  Salaries and wages                                 545         532
  Employee benefits                                  159         155
  Occupancy                                           91          73
  Equipment                                           79          74
  Federal deposit insurance premiums                   1         112
  Director compensation                               87         103
  Taxes, other than income                            57          51
  Other                                              264         294
                                              ----------  ----------
    Total other expenses                           1,283       1,394
                                              ----------  ----------
INCOME BEFORE INCOME TAXES                           850         718

FEDERAL INCOME TAXES                                 189         194
                                              ----------  ----------

  Net income                                  $      661  $      524
                                              ==========  ==========
PER SHARE DATA:

  Net income                                         .59         .47
                                              ==========  ==========
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                            1,113,001   1,113,001
                                              ==========  ==========

                                                                             4.
                 JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                  (Unaudited)



                                                      Unrealized
                                                      Appreciation
                                                     (Depreciation)
                                                      on Securities
                    Common     Capital    Retained     Available
                     Stock     Surplus    Earnings     For Sale       Total
                  ---------- ----------- ----------- ------------- -----------
                                (In thousands)


BALANCE,
  DECEMBER 31,
  1995            $    1,113 $    14,734 $     8,621          255  $    24,723

Net income for the
  three months
  ended March
  31, 1996               -           -           661          -            661

Net change in
  unrealized
  appreciation on
  securities available
  for sale, net of
  taxes of $82         -           -           -              (159)       (159)
                  ---------- ----------- ----------- ------------- -----------

Balance March
  30, 1996        $    1,113 $    14,734 $     9,282 $          96 $    25,225
                  ========== =========== =========== ============= ===========

                                                                             5.
                 JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
               Increase (Decrease) in Cash and Cash Equivalents


                                                     For the Three Months Ended
                                                     -------------------------
                                                       March 31,     March 31,
                                                         1996         1995
                                                     ------------  -----------
                                                           (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                        $        661  $        524
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Provision for loan losses                                 45            45
     Provision for depreciation and amortization               86            43
     Deferred directors' fees and supplemental
      retirement plan expense                                  55            79
     Payment of deferred compensation                         (34)          (31)
     Deferred income taxes                                    (36)          (21)
     (Increase) decrease in accrued interest
      receivable and other assets                            (194)         (258)
     Increase (decrease) in interest payable
      and other liabilities                                   318           247
                                                     ------------  -----------
         Net cash provided by operating activities            901           628
                                                     ------------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of securities available for sale              (1,563)          (89)
   Proceeds from maturities of and principal
    repayments on securities available for sale             1,823         1,296
   Purchases of securities held to maturity                (5,303)       (1,145)
   Proceeds from maturities of and principal
    repayments on securities held to maturity               2,791           939
   Net (increase) decrease in loans receivable                593          (133)
   Purchases of bank premises and equipment                   (18)          (14)
                                                     ------------  -----------
      Net cash provided by (used in)
       investing activities                                (1,677)          854
                                                     ------------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in deposits                      1,498         2,884
                                                     ------------  -----------

      Net cash provided by (used in)
           financing activities                             1,498         2,884
                                                     ------------  -----------

      Increase (decrease) in cash and
        cash equivalents                                      722         4,366

CASH AND CASH EQUIVALENTS:
   Beginning                                               11,673         5,985
                                                     ------------  -----------

   Ending                                            $     12,395  $     10,351
                                                     ============  ============
CASH PAYMENTS FOR:
   Interest                                          $      1,855  $      1,483
                                                     ============  ============

                                                                             6.
                 JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
                   NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                 MARCH 31, 1996


NOTE A - Basis of Presentation

The financial information includes the accounts of the Juniata Valley Financial Corp. and its wholly owned subsidiary, The Juniata Valley Bank. All significant intercompany accounts and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three-month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in Juniata Valley Financial Corp. annual report on Form 10-K for the year ended December 31, 1995.

NOTE B - Significant Accounting Policies

FAS No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of"

On January 1, 1996, the Financial Accounting Standards Board (FASB) issued Statement No. 121, "Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" which establishes accounting and measurement standards for the impairment of long-lived assets such as property and equipment, certain identifiable intangibles and goodwill related to those assets. There was no effect on the financial statement upon the adoption of Statement 121.

Management's Discussion and Analysis

Financial Condition:

Total assets of Juniata Valley Financial Corp. reached $208,232,000 as of March 31, 1996, an increase of $2,354,000 or 1.14% from December 31, 1995. An increase in securities held to maturity of $2,483,000 from December 31, 1995, to March 31, 1996, was the primary reason for the growth in assets. The cash provided by financing activities of $1,498,000 and by operating activities of $901,000 for the period ended March 31, 1996, were used to purchase securities which exceeded repayments and maturities by $2,252,000. The remaining cash increase was attributed to the increase in cash and cash equivalents. Net loans outstanding declined by $611,000 since the beginning of the year. Additions to bank premises and equipment were $18,000.

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

Results of operations:

Interest income increased $368,000 or 10.37% for the first three months of 1996 compared to 1995. Interest expense increased $344,000 or 22.53% for the first three months. These increases in interest income and expense for the first three months ended March 31, 1996, are reflective of an increase of both interest earning assets and interest bearing liabilities and overall higher rates offered and paid in 1996 versus 1995. However, repricing of the assets is lagging behind the repricing of the liabilities, resulting in a smaller increase in net interest income of $24,000 or 1.19% for the first three months ended March 31, 1996, versus 1995.

Other income has decreased $3,000 or 2.21% for the first three months of 1996 over 1995. The decrease for the first three months was due to a decrease of $11,000 in the other category. This was due to a tax refund received in 1995. An increase of $8,000 in trust department income helped to offset the decrease, as a result of the settlement of two estates.

Other expenses for the first three months decreased $111,000 or 7.96% from 1996 over 1995. This can be attributed to the decrease in the federal deposit insurance premiums of $111,000. This decrease was due to an industry wide decrease in assessment rates on insured deposits. The effect of the decrease in the deposit insurance premium assessment rate will continue to have a favorable impact to the bank in the future. The $13,000 increase in salaries and wages can be attributed to annual merit increases and promotions of employees. The $18,000 decrease in 1996 over 1995 in occupancy is due to snow removal. The $16,000 decrease in director compensation is due to declines in deferred compensation and the director's retirement plan. The $30,000 decrease in the other category is due to a $15,000 consulting fee incurred in 1995 not incurred in 1996; and a $15,000 decrease in repossession and loan collection expense.

All of these factors combined have contributed to an increase in net income of $137,000 or 26.15% for the three months ended March 31, 1996.

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

Interest rate sensitivity:

Interest rate sensitivity management is the responsibility of the Asset/Liability Management Committee. This process involves the development and implementation of strategies to maximize net interest margin, while minimizing the earnings risk associated with changing interest rates. The traditional gap analysis identifies the maturity and repricing terms of all interest earning assets and interest bearing liabilities.

As of March 31, 1996, the Corporation had a six-month negative gap of $1,812,000. Generally a liability sensitive position indicates that more liabilities than assets are expected to re-price within the time period and that falling interest rates could positively affect net interest income while rising interest rates could negatively affect net interest income. However, the traditional analysis does not accurately reflect the Bank's interest rate sensitivity since the rates on core deposits generally do not change as quickly as market rates. Historically net interest income has, in fact, not been subject to the degree of sensitivity indicated by the traditional analysis at The Juniata Valley Bank.

                                                                             9.

Capital Adequacy:

The Bank's regulatory capital ratios for the periods presented are as follows:

     Risk Weighted Assets Ratio:

                               Actual                      Required
                               ------                      --------
                     March 31,     December 31,     March 31,    December 31,
                       1996            1995           1996           1995
                   -------------   ------------   -------------  ------------

     TIER I           18.34%          18.24%          8.0%           8.0%
     TIER I & II      19.55%          19.45%          8.0%           8.0%


     Total Assets Leveraged Ratio:

     TIER I           12.19%          12.41%          4.0%           4.0%

     At March 31, 1996, the Corporation exceeds the regulatory requirements to be considered a "well capitalized" financial institution.

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