Form 10-Q
period 1996-06-30
JUNIATA VALLEY FINANCIAL CORP
filed 1996-08-02
CIK 714712

2.
                 JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
                 ---------------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------


                                                      June 30,     December 31,
                                                        1996            1995
                                                     ----------    ----------
                                                            (In thousands)
                                                    (Unaudited)
ASSETS:
   Cash and due from banks                           $   6,054     $    6,578
   Interest-bearing deposits with banks                     14             15
   Federal funds sold                                    1,100          5,080
                                                     ---------     ----------
         Total cash and cash equivalents                 7,168         11,673

   Securities available for sale                        27,009         24,505
   Securities held to maturity, fair value of
      $46,072 and $43,070 respectively                  46,269         42,671
   Loans, receivable net of unearned discount of
      $4,197 and $4,313, respectively                  124,516        122,938
   Less:  Allowance for loan losses                      1,681          1,616
                                                     ---------     ----------
          Net Loans receivable                         122,835        121,322

   Bank premises and equipment, net                      1,691          1,729
   Accrued interest receivable and other assets          4,286          3,978
                                                     ---------     ----------
          TOTAL ASSETS                               $ 209,258     $  205,878
                                                     =========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY:
   Non-interest bearing deposits                     $  20,611     $   22,297
   Interest bearing deposits                           160,085        155,856
                                                     ---------     ----------
          Total deposits                               180,696        178,153

   Accrued interest and other liabilities                3,141          3,002
                                                     ---------     ----------
          Total liabilities                            183,837        181,155
                                                     ---------     ----------
   Stockholders' Equity:
      Preferred stock, no par value, authorized
         500,000 shares, no shares issued or outstanding  -            -
      Common stock, par value $1.00, per share;
         authorized 5,000,000 shares; issued and
         outstanding 1,115,539 and 1,113,001 shares,
         respectively                                    1,116          1,113
      Capital surplus                                   14,822         14,734
      Retained earnings                                  9,494          8,621
   Net unrealized appreciation (depreciation) on
         securities available for sale, net of taxes       (11)           255
                                                     ---------     --------
          Total stockholders' equity                    25,421         24,723
                                                     ---------     --------
          TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY  $ 209,258     $  205,878
                                                     =========     ==========

                                                                             3.
                 JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                   For the Quarter Ended  For Six Months Ended
                                  ----------------------  --------------------
                                   June 30,     June 30,    June 30,   June 30,
                                     1996         1995        1996       1995
                                  ----------   ---------   --------- ---------
                                      (In thousands, except per share amount)
INTEREST INCOME:
  Loans receivable                $    2,841  $    2,850  $    5,711  $   5,608
  Taxable securities                     703         466       1,397        903
  Tax-exempt securities                  309         339         587        666
  Other                                   48          76         122        102
                                  ----------  ----------  ---------- ---------
    Total interest income              3,901       3,731       7,817      7,279

INTEREST EXPENSE ON DEPOSITS           1,869       1,724       3,739      3,251
                                  ----------  ----------  ---------- ---------
    Net interest income                2,032       2,007       4,078      4,028

PROVISION FOR LOAN LOSSES                 45          45          90         90
                                  ----------  ----------  ---------- ---------
    Net interest income, after
      provision for loan losses        1,987       1,962       3,988      3,938
                                  ----------  ----------  ---------- ---------
OTHER INCOME:
  Trust department                        60          45         103         80
  Customer service fees                   56          53         113        110
  Other                                   28          41          61         85
                                  ----------  ----------  ---------- ---------
    Total other income                   144         139         277        275
                                  ----------  ----------  ---------- ---------
OTHER EXPENSES:
  Salaries and wages                     553         525       1,098      1,057
  Employee benefits                      156         155         315        310
  Occupancy                               68          68         160        141
  Equipment                               91          72         170        146
  Federal deposit insurance                1         106           2        218
  Director compensation                   90          91         177        201
  Taxes, other than income                59          55         116        105
  Other                                  267         256         531        544
                                  ----------  ----------  ---------- --------
    Total other expenses               1,285       1,328       2,569      2,722
                                  ----------  ----------  ---------- --------
INCOME BEFORE INCOME TAXES               846         773       1,696      1,491

FEDERAL INCOME TAXES                     221         158         411        352
                                  ----------  ----------  ---------- ---------
    Net income                    $      625  $      615  $    1,285 $    1,139
                                  ==========  ==========  ========== ==========
PER SHARE DATA:

    Net income                    $      .56  $      .55  $     1.15 $     1.02
                                  ==========  ==========  ========== ==========

Weighted average number of
  shares outstanding               1,113,847   1,113,001   1,113,424  1,113,001
                                   =========   =========   =========  =========

                                                                             4.
                 JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                  (Unaudited)



                                                      Net unrealized
                                                      Appreciation
                                                     (Depreciation)
                                                      on Securities
                    Common     Capital    Retained     Available
                     Stock     Surplus    Earnings     For Sale       Total
                  ---------- ----------- ----------- ------------- -----------
                                (In thousands)


BALANCE,
  DECEMBER 31,
  1995            $    1,113 $    14,734 $     8,621          255  $    24,723

Net income for
  the six
  months ended
  June 30, 1996          -           -         1,285          -          1,285

Cash dividend,
  $.37 per share         -           -          (412)         -           (412)

Stock issued, dividend
  reinvestment             3          88        -             -             91

Net unrealized
  depreciation on
  securities available
  for sale, net of
  taxes of $6            -           -          -            (266)        (266)
                  ---------- ----------- ----------- ------------- -----------

Balance June
  30, 1996        $    1,116 $    14,822 $     9,494 $        (11)$     25,421

                  ========== =========== =========== ============= ===========



                                                                             5.
                 JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
               Increase (Decrease) in Cash and Cash Equivalents

                                                     For the Six Months Ended
                                                     -------------------------
                                                       June 30,      June 30,
                                                         1996         1995
                                                     ------------  -----------
                                                           (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                        $      1,285  $      1,139
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Provision for loan losses                                 90            90
     Provision for depreciation and amortization               98            85
     Net amortization on premiums of securities               120            20
     Deferred directors' fees and supplemental
      retirement plan expense                                 112           158
     Payment of deferred compensation                         (72)          (64)
     Deferred income taxes                                    (49)          (48)
     (Increase) decrease in accrued interest
      receivable and other assets                            (170)         (262)
     Increase (decrease) in interest payable
      and other liabilities                                    69           195
                                                     ------------  -----------
         Net cash provided by operating activities          1,483         1,313
                                                     ------------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of available for sale securities              (5,750)       (5,852)
   Proceeds from maturities of and principal
    repayments on available for sale securities             2,823         1,712
   Purchases of held to maturity securities                (7,532)       (2,301)
   Proceeds from maturities of and principal
    repayments on held to maturity securities               3,835         1,871
   Net (increase) decrease in loans receivable             (1,524)          997
   Purchases of bank premises and equipment                   (61)          (49)
                                                     ------------  -----------
      Net cash provided by (used in)
       investing activities                                (8,209)       (3,622)
                                                     ------------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in deposits                      2,542         5,612
   Cash dividends                                            (412)         (374)
   Dividend reinvestment plan                                  91            -
                                                     ------------  -----------
      Net cash provided by (used in)
           financing activities                             2,221         5,238
                                                     ------------  -----------
      Increase (decrease) in cash and
        cash equivalents                                   (4,505)        2,929

CASH AND CASH EQUIVALENTS:
   Beginning                                               11,673         5,985
                                                     ------------  -----------
   Ending                                            $      7,168  $      8,914
                                                     ============  ============

CASH PAYMENTS FOR:
   Interest                                          $      3,691  $      3,133
                                                     ============  ============
   Income Taxes                                               442           311
                                                     ============  ============


                                                                             6.


NOTE A - Basis of Presentation

The financial information includes the accounts of the Juniata Valley Financial Corp. and its wholly owned subsidiary, The Juniata Valley Bank. All significant intercompany accounts and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the six-month period ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in Juniata Valley Financial Corp. annual report on Form 10-K for the year ended December 31, 1995.


                                                                             7.

Management's Discussion and Analysis

Financial Condition:

Total assets of Juniata Valley Financial Corp. reached $209,258,000 as of June 30, 1996, an increase of $3,380,000 or 1.64% from December 31, 1995. An increase in held to maturity securities of $3,598,000 from December 31, 1995, to June 30, 1996, and an increase of $2,504,000 in available for sale securities contributed to this growth in assets. The cash provided by financing activities of $2,221,000 and by operating activities of $1,483,000 combined with the decrease in cash and cash equivalents of $4,505,000 for the period ended June 30, 1996, were used to purchase securities which exceeded repayments and maturities by $6,624,000. The remaining cash was used for loan growth of $1,524,000 since the beginning of the year. Additions to bank premises and equipment were $61,000.

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

A dividend reinvestment plan for stockholders was instituted on January 1, 1996. The Corporation pays dividends semi-annually on June 1 and December 1 of every year. Under the plan additional shares of Juniata Valley Financial Corp may be purchased at market value with reinvested dividends and voluntary cash payments. The Corporation has reserved 100,000 shares of common stock for this plan. On June 1, 1996, 2,538 shares were issued and 97,462 remain unissued.

Results of operations:

Interest income increased $538,000 or 7.39% for the first six months and $170,000 or 4.56% for the quarter comparing 1996 to 1995. Interest expense increased $488,000 or 15.01% for the first six months and $145,000 or 8.41% for the quarter ended June 30, 1996 over 1995. These increases in interest income and expense for the first six months ended June 30, 1996, versus 1995, are reflective of an increase of both interest earning assets and interest bearing liabilities and overall higher rates offered and paid in 1996 versus 1995. However, repricing of the assets is lagging behind the repricing of the liabilities, resulting in a smaller increase in net interest income of $50,000 or 1.24% year to date and $25,000 or 1.25% for the quarter ended June 30, 1996, versus 1995.

Other income has increased $2,000 or .73% for the first six months and $5,000 or 3.60% for the quarter comparing 1996 to 1995. The increase for the first six months was due to an increase of $23,000 in trust department income due to the settlement of three estates in 1996 over 1995. This increase was offset by a decrease in the other income category of $24,000 from 1995 to 1996. This decrease is mainly due to a decrease in insurance fees earned on consumer loans.



                                                                             8.
Results of operations (continued):


Other expenses for the first six months decreased $153,000 or 5.62% and $43,000 or 3.24% for the quarter from 1996 over 1995. This can be attributed to the decrease in the federal deposit insurance premiums of $216,000 year to date and $105,000 for the quarter. This decrease was due to an industry wide decrease in assessment rates on insured deposits. The effect of the decrease in the deposit insurance premium assessment rate will continue to have a favorable impact to the bank in the future. The $41,000 for the first six months and $28,000 for the quarter increase in salaries and wages can be attributed to annual merit increases and promotions of employees. The $19,000 increase year to date in 1996 over 1995 in occupancy is due to snow removal. The $24,000 decrease in director compensation is due to declines in deferred compensation and the director's retirement plan. The $13,000 decrease in the other category is due to a $15,000 consulting fee incurred in 1995 not incurred in 1996.

All of these factors combined have contributed to an increase in net income of $146,000 or 12.82% for the six months ended June 30, 1996.

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

As of June 30, 1996, the Corporation had a six-month negative gap of $9,339,000. Generally a liability sensitive position indicates that more liabilities than assets are expected to reprice within the time period and that falling interest rates could positively affect net interest income while rising interest rates could negatively affect net interest income. However, the traditional analysis does not accurately reflect the Bank's interest rate sensitivity since the rates on core deposits generally do not change as quickly as market rates. Historically net interest income has, in fact, not been subject to the degree of sensitivity indicated by the traditional analysis at The Juniata Valley Bank.

                                                                             9.

Capital Adequacy:

The Bank's regulatory capital ratios for the periods presented are as follows:

     Risk Weighted Assets Ratio:

                               Actual                      Required
                               ------                      --------
                     June 30,      December 31,     June 30,     December 31,
                       1996            1995           1996           1995
                   -------------   ------------   -------------  ------------

     TIER I           18.16%          18.24%          4.0%           4.0%
     TIER I & II      19.36%          19.45%          8.0%           8.0%


     Total Assets Leveraged Ratio:

     TIER I           12.28%          12.41%          4.0%           4.0%

     At June 30, 1996, the Corporation exceeds the regulatory requirements to be considered a "well capitalized" financial institution.

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