Form 10-Q
period 1996-09-30
JUNIATA VALLEY FINANCIAL CORP
filed 1996-10-25
CIK 714712

                                                                             2.
                 JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
                 ---------------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------


                                                    September 30,  December 31,
                                                        1996            1995
                                                     ----------    ----------
                                                            (In thousands)
                                                    (Unaudited)
ASSETS:
   Cash and due from banks                           $   6,397     $    6,578
   Interest-bearing deposits with banks                     27             15
   Federal funds sold                                    2,300          5,080
                                                     ---------     ----------
         Total cash and cash equivalents                 8,724         11,673

   Securities available for sale                        28,885         24,505
   Securities held to maturity, fair value of
      $43,094 and $43,070 respectively                  43,210         42,671
   Loans, receivable net of unearned discount of
      $4,253 and $4,313, respectively                  125,920        122,938
   Less:  Allowance for loan losses                      1,716          1,616
                                                     ---------     ----------
          Net Loans receivable                         124,204        121,322

   Bank premises and equipment, net                      1,755          1,729
   Accrued interest receivable and other assets          5,015          3,978
                                                     ---------     ----------
          TOTAL ASSETS                               $ 211,793     $  205,878
                                                     =========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY:
   Non-interest bearing deposits                     $  20,648     $   22,297
   Interest bearing deposits                           161,754        155,856
                                                     ---------     ----------
          Total deposits                               182,402        178,153

   Accrued interest and other liabilities                3,214          3,002
                                                     ---------     ----------
          Total liabilities                            185,616        181,155
                                                     ---------     ----------
   Stockholders' Equity:
      Preferred stock, no par value, authorized
         500,000 shares, no shares issued or outstanding  -            -
      Common stock, par value $1.00, per share;
         authorized 5,000,000 shares; issued and
         outstanding 1,115,539 and 1,113,001 shares,
         respectively                                    1,116          1,113
      Capital surplus                                   14,822         14,734
      Retained earnings                                 10,154          8,621
   Net unrealized appreciation on securities
         available for sale, net of taxes                   85            255
                                                     ---------     ----------
          Total stockholders' equity                    26,177         24,723
                                                     ---------     ----------
          TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY  $ 211,793     $  205,878
                                                     =========     ==========

                                                                             3.
                 JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                   For the Quarter Ended  For Nine Months Ended
                                  ----------------------  --------------------
                                   Sept 30,     Sept 30,    Sept 30,   Sept 30,
                                     1996         1995        1996       1995
                                  ----------   ---------   --------- ---------
                                      (In thousands, except per share amount)
INTEREST INCOME:
  Loans receivable                $    2,900  $    2,902  $    8,611  $   8,509
  Taxable securities                     691         631       2,088      1,534
  Tax-exempt securities                  324         268         911        934
  Other                                   48          73         170        176
                                  ----------  ----------  ---------- ---------
    Total interest income              3,963       3,874      11,780     11,153

INTEREST EXPENSE ON DEPOSITS           1,922       1,843       5,661      5,094
                                  ----------  ----------  ---------- ---------
    Net interest income                2,041       2,031       6,119      6,059

PROVISION FOR LOAN LOSSES                 45          45         135        135
                                  ----------  ----------  ---------- ---------
    Net interest income, after
      provision for loan losses        1,996       1,986       5,984      5,924
                                  ----------  ----------  ---------- ---------
OTHER INCOME:
  Trust department                        58          50         160        130
  Customer service fees                   60          56         173        166
  Other                                   39          53         100        137
                                  ----------  ----------  ---------- ---------
    Total other income                   157         159         433        433
                                  ----------  ----------  ---------- ---------
OTHER EXPENSES:
  Salaries and wages                     548         521       1,647      1,578
  Employee benefits                      153         145         468        454
  Occupancy                               76          84         236        225
  Equipment                               80          81         249        227
  Federal deposit insurance                1         (36)          2        181
  Director compensation                   91         131         271        332
  Taxes, other than income                61          54         176        160
  Other                                  282         220         810        764
                                  ----------  ----------  ---------- ---------
    Total other expenses               1,292       1,200       3,859      3,921
                                  ----------  ----------  ---------- ---------
INCOME BEFORE INCOME TAXES               861         945       2,558      2,436

FEDERAL INCOME TAXES                     201         184         613        536
                                  ----------  ----------  ---------- ---------
    Net income                    $      660  $      761  $    1,945 $    1,900
                                  ==========  ==========  ========== ==========
PER SHARE DATA:

    Net income                    $      .59  $      .68  $     1.75 $     1.71
                                  ==========  ==========  ========== ==========

Weighted average number of
  shares outstanding               1,115,539   1,113,001   1,114,129  1,113,001
                                   =========   =========   =========  =========

                                                                             4.
                 JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                  (Unaudited)



                                                      Net unrealized
                                                      Appreciation
                                                     (Depreciation)
                                                      on Securities
                    Common     Capital    Retained     Available
                     Stock     Surplus    Earnings     For Sale       Total
                  ---------- ----------- ----------- ------------- -----------
                                (In thousands)


BALANCE,
  DECEMBER 31,
  1995            $    1,113 $    14,734 $     8,621 $        255  $    24,723

Net income for
  the nine
  months ended
  Sept 30, 1996          -           -         1,945          -          1,945

Cash dividend,
  $.37 per share         -           -          (412)         -           (412)

Stock issued, dividend
  reinvestment             3          88        -             -             91

Net unrealized
  depreciation on
  securities available
  for sale
                         -           -          -            (170)        (170)
                  ---------- ----------- ----------- ------------- -----------

Balance September
  30, 1996        $    1,116 $    14,822 $    10,154 $         85  $    26,177
                  ========== =========== =========== ============= ===========

                                                                             5.
                 JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
               Increase (Decrease) in Cash and Cash Equivalents

                                                     For the Nine Months Ended
                                                     -------------------------
                                                     September 30, September 30,
                                                         1996         1995
                                                     ------------  -----------
                                                           (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                        $      1,945  $      1,900
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Provision for loan losses                                135           135
     Provision for depreciation                               145           134
     Net amortization on premiums of securities               182           181
     Deferred directors' fees and supplemental
      retirement plan expense                                 170           237
     Payment of deferred compensation                        (110)          (98)
     Deferred income taxes                                    (63)          (66)
     (Increase) decrease in accrued interest
      receivable and other assets                            (851)         (633)
     Increase (decrease) in interest payable
      and other liabilities                                   108           305
                                                     ------------  -----------
         Net cash provided by operating activities          1,661         2,095
                                                     ------------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of available for sale securities              (8,275)      (10,278)
   Proceeds from maturities of and principal
    repayments on available for sale securities             3,592         4,390
   Purchases of held to maturity securities                (7,532)       (6,577)
   Proceeds from maturities of and principal
    repayments on held to maturity securities               6,856         4,575
   Net (increase) decrease in loans receivable             (3,007)        1,188
   Purchases of bank premises and equipment                  (172)         (130)
                                                     ------------  -----------
      Net cash provided by (used in)
       investing activities                                (8,538)       (6,832)
                                                     ------------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in deposits                      4,249         8,851
   Cash dividends                                            (412)         (374)
   Dividend reinvestment plan                                  91            -
                                                     ------------  -----------

      Net cash provided by financing activities             3,928         8,477
                                                     ------------  -----------
      Increase (decrease) in cash and
        cash equivalents                                   (2,949)        3,740

CASH AND CASH EQUIVALENTS:
   Beginning                                               11,673         5,985
                                                     ------------  -----------
   Ending                                            $      8,724  $      9,725
                                                     ============  ============

CASH PAYMENTS FOR:
   Interest                                          $      5,631  $      4,926
                                                     ============  ============
   Income Taxes                                               693           560
                                                     ============  ============

NOTE A - Basis of Presentation

The financial information includes the accounts of the Juniata Valley Financial Corp. and its wholly owned subsidiary, The Juniata Valley Bank. All significant intercompany accounts and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the nine-month period ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in Juniata Valley Financial Corp. annual report on Form 10-K for the year ended December 31, 1995.

NOTE B - Significant Accounting Policies

Recently issued FASB statements:

The Financial Accounting Standards Board (FASB) has issued Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" which amends FASB Statement No. 122, "Accounting for Mortgage Servicing Rights". FASB Statement No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. The effect of adopting the provisions of this statement is not expected to have a material impact on the Corporation's financial position or results of operations.

Management's Discussion and Analysis

Financial Condition:

Total assets of Juniata Valley Financial Corp. reached $211,793,000 as of September 30, an increase of $5,915,000 or 2.87% from December 31, 1995. An increase of $4,380,000 in available for sale securities from December 31, 1995 to September 30, 1996, contributed to this growth in assets as well as an increase in loans receivable of $2,982,000. The cash provided by financing activities of $3,928,000 and by operating activities of $1,661,000 combined with the decrease in cash and cash equivalents of $2,949,000 for the period ended September 30, 1996, were used to purchase securities which exceeded repayments and maturities by $5,359,000. The remaining cash was used for loan growth of $3,007,000 since the beginning of the year. Additions to bank premises and equipment were $172,000.

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

A dividend reinvestment plan for stockholders was instituted on January 1, 1996. The Corporation pays dividends semi-annually on June 1 and December 1 of every year. Under the plan additional shares of Juniata Valley Financial Corp may be purchased at market value with reinvested dividends and voluntary cash payments. The Corporation has reserved 100,000 shares of common stock for this plan. As of September 30, 1996, 2,538 shares were issued under this plan.

Results of operations:

Interest income increased $627,000 or 5.62% for the first nine months and $89,000 or 2.30% for the quarter comparing 1996 to 1995. Interest expense increased $567,000 or 11.13% for the first nine months and $79,000 or 4.29% for the quarter ended September 30, 1996 over 1995. These increases in interest income and expense for the first nine months ended September 30, 1996, versus 1995, are reflective of an increase of both interest earning assets and interest bearing liabilities and overall higher rates offered and paid in 1996 versus 1995. However, repricing of the assets is lagging behind the repricing of the liabilities, resulting in a smaller increase in net interest income of $60,000 or .99% year to date and $10,000 or .49% for the quarter ended September 30, 1996, versus 1995.

Other income has remained the same for the first nine months and decreased $2,000 or 1.26% for the quarter comparing 1996 to 1995. For the first nine months there was an increase of $30,000 in trust department income due to the settlement of three estates in 1996 over 1995. There was also an increase of $7,000 in customer service fees. This was as a result of an increase in the volume in accounts as opposed to an increase in fees. These increases were offset by a decrease in the other income category of $37,000 from 1995 to 1996. This decrease is mainly due to a decrease in insurance fees earned on consumer loans.

                                                                             8.
Results of operations (continued):


Other expenses for the first nine months decreased $62,000 or 1.58% and increased $92,000 or 7.67% for the quarter from 1996 over 1995. The 1995 figures are influenced by the $105,000 Federal Deposit Insurance Corporation refund received on September 15, 1995. This year to date decrease can be attributed to the decrease in the federal deposit insurance premiums of $179,000. This decrease was due to an industry wide decrease in assessment rates on insured deposits. Recent legislation passed in September 1996 will required all banks to pay an increased assessment in 1997. The effect of the increase based on the last certified statement received will be approximately $22,000 for 1997 compared to the $2,000 paid in 1996. The increase of $69,000 for the first nine months and $27,000 for the quarter in salaries and wages can be attributed to annual merit increases and promotions of employees. The $61,000 decrease in director compensation is due to declines in deferred compensation and the director's retirement plan. The $46,000 increase in the other category is due to an increase in holding company expenses related to stockholder matters including the introduction of a dividend reinvestment plan incurred in 1996 and not incurred in 1995.

All of these factors combined have contributed to an increase in net income of $45,000 or 2.37% for the nine months ended September 30, 1996 compared to the same period in 1995.

Liquidity:

The objective of liquidity management is to ensure that sufficient funding is available at a reasonable cost to meet the ongoing operational cash needs of the Corporation and to take advantage of income producing opportunities as they arise. While the desired level of liquidity will vary depending upon a variety of factors, it is a primary goal of the Corporation to maintain a high level of liquidity in all economic environments.

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

As of September 30, 1996, the Corporation had a six-month negative gap of $10,217,000. Generally a liability sensitive position indicates that more liabilities than assets are expected to re-price within the time period and that falling interest rates could positively affect net interest income while rising interest rates could negatively affect net interest income. However, the traditional analysis does not accurately reflect the Bank's interest rate sensitivity since the rates on core deposits generally do not change as quickly as market rates. Historically net interest income has, in fact, not been subject to the degree of sensitivity indicated by the traditional analysis at The Juniata Valley Bank.


Capital Adequacy:

The Bank's regulatory capital ratios for the periods presented are as follows:

     Risk Weighted Assets Ratio:

                               Actual                      Required
                               ------                      --------
                   September 30,   December 31,   September 30,  December 31,
                       1996            1995           1996           1995
                   -------------   ------------   -------------  ------------

     TIER I           18.34%          18.24%          4.0%           4.0%
     TIER I & II      19.54%          19.45%          8.0%           8.0%


     Total Assets Leveraged Ratio:

     TIER I           12.52%          12.41%          4.0%           4.0%

     At September 30, 1996, the Corporation exceeds the regulatory requirements to be considered a "well capitalized" financial institution.

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