Form 10-K
period 1996-12-31
JUNIATA VALLEY FINANCIAL CORP
filed 1997-03-24
CIK 714712

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549
                            FORM 10-K
        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1996      Commission File Number 0-13232

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. (X)

The Aggregate market value of the voting stock held by non-affiliates of the Registrant as of January 31, 1997.
                    Common Stock, $1.00 Par Value - $43,495,424
                    -------------------------------------------
Indicate the number of shares outstanding of each issuer's classes of common stock, as of January 31, 1997
                    Common Stock, $1.00 Par Value - 1,117,088
                    -----------------------------------------



DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Annual Report to Shareholders for the year ended December 31, 1996 are incorporated by reference into Parts I, II and III.

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held April 15, 1997 are incorporated by reference into Part III.

PART I

Item 1.  Business

         Incorporated by reference are the data appearing on pages 6 through 12 of the 1996 Annual Report.

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

Item 3.  Legal Proceedings

         The nature of the Corporation's and Bank's business, at times, generates litigation involving matters arising in the ordinary course of business. However, in the opinion of management of the Corporation, there are no proceedings pending to which the Bank is a party or to which its property is subject, which, if determined adversely to the Bank, would be material in relation to the Bank's financial condition, nor are there any proceedings pending other than ordinary routine litigation incident to the business of the Bank. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Bank by government authorities or others.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.





PART II

Item 5.  Market for the Registrant's Common Stock and Related
         Stockholder Matters

         Incorporated by reference are the data appearing on page 2 of the 1996 Annual Report.

Item 6.  Selected Financial Data

         Incorporated by reference are the data appearing on page
13 of the 1996 Annual Report.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

         Incorporated by reference are the data appearing on pages 14 through 26 of the 1996 Annual Report.

Item 8.  Financial Statements and Supplementary Data

         Incorporated by reference are the financial statements and notes on pages 27 through 43 of the 1996 Annual Report.

Item 9.  Changes in and Disagreements With Accountants on
         Accounting and Financial Disclosure

         None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

         Incorporated by reference is the information appearing under the captions "Election of Directors of JVF" on pages 3 through 5 and "Remuneration of Executive Officers" on page 8 in the Proxy
Statement filed.

Item 11. Executive Compensation

         Incorporated by reference in the proxy statement filed on page 8, under the caption "Remuneration of Executive Officers".

Item 12. Security Ownership of Certain Beneficial Owners and
         Management

         Incorporated by reference is the following information contained in the Proxy Statement filed under the captions "Election of Directors of JVF" on pages 3 through 5 and "Management of JVF and the Bank" on pages 5 and 6.

Item 13. Certain Relationships and Related Transactions

         Incorporated by reference is the information pertaining to transactions with directors and officers of the Bank within the footnote "Transactions with Executive Officers and Directors" on page 40 of the 1996 Annual Report.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on
         Form 8-K

         (a) 1.   Financial Statements
                  The Consolidated Financial Statements of
                  Juniata Valley Financial Corp., as included in the 1996 Annual Report to Shareholders, are incorporated in this report by reference.

             2. All schedules are omitted because they are not applicable, the data is not significant, or the required information is shown in the financial statements or the notes thereto.

         (b) Reports on Form 8-K

             NONE.

         (C) Exhibits

             (13) Annual Report To Shareholders
             (21) Subsidiaries of the Registrant - As of the date
                  of this report Juniata Valley Bank is the only subsidiary of the Registrant.
             (23) Consent of Beard & Company, Inc.,
                  Independent Auditors
             (27) Financial Data Schedule


















                  Signatures

                 Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    JUNIATA VALLEY FINANCIAL CORP. (REGISTRANT)
                               DATE:  MARCH 12, 1997

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

                 ___________________        ___________________
                 Harry B. Fairman, Jr.      Joe E. Benner
                 Chairman                   Director
                 Date:  March 12, 1997      Date:  March 12, 1997

                 ___________________        ___________________
                 Ronald H. Witherite        A. Jerome Cook
                 Vice Chairman, Secretary   President
                 Date:  March 12, 1997      Date:  March 12, 1997

                 ___________________        ___________________
                 Edward R. Rhodes           John E. Groninger
                 Director                   Director
                 Date:  March 12, 1997      Date:  March 12, 1997

                 ___________________        ___________________
                 Karl E. Guss               Don E. Haubert
                 Director                   Director
                 Date:  March 12, 1997      Date:  March 12, 1997

                 ___________________        ___________________
                 Dale G. Nace               John A. Renninger
                 Director                   Director
                 Date:  March 12, 1997      Date:  March 12, 1997











                 Signatures (Continued)




                 ___________________
                 Harold B. Shearer
                 Director
                 Date:  March 12, 1997


                 ___________________
                 Linda L. Engle
                 Chief Financial Officer
                 Chief Accounting Officer
                 Date:  March 12, 1997
_