Form 10-Q
period 1997-03-31
JUNIATA VALLEY FINANCIAL CORP
filed 1997-05-08
CIK 714712

2.
                 JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
                 ---------------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------


                                                      March 31,    December 31,
                                                        1997            1996
                                                     ----------    ----------
                                                            (In thousands)
                                                    (Unaudited)
ASSETS:
   Cash and due from banks                           $   6,357     $    5,857
   Interest-bearing deposits with banks                     26             65
   Federal funds sold                                    2,075          3,100
                                                     ---------     ----------
         Total cash and cash equivalents                 8,458          9,022

   Securities available for sale                        29,466         30,215
   Securities held to maturity, fair value of
      $42,923 and $40,309 respectively                  43,220         40,284
   Loans, receivable net of unearned discount of
      $4,435 and $4,279, respectively                  129,883        128,146
   Less:  Allowance for loan losses                      1,765          1,707
                                                     ---------     ----------
          Net Loans receivable                         128,118        126,439

   Bank premises and equipment, net                      1,722          1,766
   Accrued interest receivable and other assets          5,022          4,538
                                                     ---------     ----------
          TOTAL ASSETS                               $ 216,006     $  212,264
                                                     =========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY:
   Non-interest bearing deposits                     $  22,398     $   21,873
   Interest bearing deposits                           162,841        160,582
                                                     ---------     ----------
          Total deposits                               185,239        182,455

   Accrued interest and other liabilities                3,456          3,046
                                                     ---------     ----------
          Total liabilities                            188,695        185,501
                                                     ---------     ----------
   Stockholders' Equity:
      Preferred stock, no par value, authorized
         500,000 shares, no shares issued or outstanding  -            -
      Common stock, par value $1.00, per share;
         authorized 5,000,000 shares; issued and
         outstanding 1,117,088
                                                         1,117          1,117
      Capital surplus                                   14,879         14,879
      Retained earnings                                 11,246         10,549
   Net unrealized appreciation on securities
         available for sale, net of taxes                   69            218
                                                     ---------     ----------
          Total stockholders' equity                    27,311         26,763
                                                     ---------     ----------
          TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY  $ 216,006     $  212,264
                                                     =========     ==========

                                                                             3.
                 JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                               For the Quarter Ended
                                              ----------------------
                                               March 31,   March 31,
                                                 1997         1996
                                              ----------  ----------
                                               (In thousands, except
                                                per share amounts)
INTEREST INCOME:
  Loans receivable, including fees            $    2,959  $    2,870
  Taxable securities                                 660         694
  Tax-exempt securities                              316         278
  Other                                               54          74
                                              ----------  ----------
    Total interest income                          3,989       3,916

INTEREST EXPENSE ON DEPOSITS                       1,900       1,871
                                              ----------  ----------
    Net interest income                            2,089       2,045

PROVISION FOR LOAN LOSSES                             45          45
                                              ----------  ----------
    Net interest income, after
      provision for loan losses                    2,044       2,000
                                              ----------  ----------
OTHER INCOME:
  Trust department                                    45          43
  Customer service fee                                63          57
  Other                                               62          33
                                              ----------  ----------
  Total other income                                 170         133
                                              ----------  ----------
OTHER EXPENSES:
  Salaries and wages                                 565         545
  Employee benefits                                  153         159
  Occupancy                                           73          91
  Equipment                                           79          79
  Federal deposit insurance premiums                   5           1
  Director compensation                               65          68
  Taxes, other than income                            62          57
  Other                                              312         283
                                              ----------  ----------
    Total other expenses                           1,314       1,283
                                              ----------  ----------
INCOME BEFORE INCOME TAXES                           900         850

FEDERAL INCOME TAXES                                 203         189
                                              ----------  ----------
  Net income                                  $      697  $      661
                                              ==========  ==========
PER SHARE DATA:

  Net income                                  $      .62  $      .59
                                              ==========  ==========
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                            1,117,088   1,113,001
                                              ==========  ==========

                                                                             4.
                 JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 1997
                                  (Unaudited)



                                                      Net Unrealized
                                                      Appreciation
                                                     (Depreciation)
                                                      on Securities
                    Common     Capital    Retained     Available
                     Stock     Surplus    Earnings     For Sale       Total
                  ---------- ----------- ----------- ------------- -----------
                                (In thousands)


BALANCE,
  DECEMBER 31,
  1996            $    1,117 $    14,879 $    10,549 $        218  $    26,763

Net income for
  the three
  months ended
  March 31, 1997                                 697                       697

Net change in
  unrealized
  appreciation on
  securities available
  for sale, net of
  taxes                  -           -          -            (149)        (149)
                  ---------- ----------- ----------- ------------- -----------

Balance March
  31, 1997        $    1,117 $    14,879 $    11,246 $         69  $    27,311
                  ========== =========== =========== ============= ===========

                                                                             5.
                 JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
               Increase (Decrease) in Cash and Cash Equivalents

                                                     For the Three Months Ended
                                                     -------------------------
                                                      March 31,    March 31,
                                                         1997         1996
                                                     ------------  -----------
                                                           (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                        $        697          661
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Provision for loan losses                                 45           45
     Provision for depreciation                                46           46
     Net amortization on premiums of securities                47           40
     Deferred directors' fees and supplemental
      retirement plan expense                                  32           55
     Payment of deferred compensation                         (35)         (34)
     Deferred income taxes                                    (26)         (36)
     (Increase) decrease in accrued interest
      receivable and other assets                            (343)        (194)
     Increase (decrease) in interest payable
      and other liabilities                                   374          318
                                                     ------------  -----------
         Net cash provided by operating activities            837          901
                                                     ------------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of available for sale securities              (1,094)      (1,563)
   Proceeds from maturities of and principal
    repayments on available for sale securities             1,603        1,823
   Purchases of held to maturity securities                (6,572)      (5,303)
   Proceeds from maturities of and principal
    repayments on held to maturity securities               3,604        2,791
   Net (increase) decrease in loans receivable             (1,724)         593
   Purchases of bank premises and equipment                    (3)         (18)
                                                     ------------  -----------
      Net cash provided by (used in)
       investing activities                                (4,186)      (1,677)
                                                     ------------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in deposits                      2,785        1,498
                                                     ------------  -----------
      Net cash provided by
           financing activities                             2,785        1,498
                                                     ------------  -----------
      Increase (decrease) in cash and
        cash equivalents                                     (564)         722

CASH AND CASH EQUIVALENTS:
   Beginning                                                9,022       11,683
                                                     ------------  -----------
   Ending                                            $      8,458  $    12,395
                                                     ============  ============

CASH PAYMENTS FOR:
   Interest                                          $      1,893  $     1,855
                                                     ============= ===========

NOTE A - Basis of Presentation

The financial information includes the accounts of the Juniata Valley Financial Corp. and its wholly owned subsidiary, The Juniata Valley Bank. All significant intercompany accounts and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three-month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in Juniata Valley Financial Corp. annual report on Form 10-K for the year ended December 31, 1996.




NOTE B - Recently Issued FASB Statements

In 1997, the FASB issued Statement No. 128. "Earnings Per Share" and Statement No. 129. "Disclosure of Information about Capital Structure". Both statements are effective for periods ending after December 15, 1997. Statement No. 128 is designed to simplify the computation of earnings per share and will require disclosure of "basic earnings per share" and, if applicable, "diluted earnings per share". Earlier application is not permitted for Statement No. 128 and it will require restatement of all prior period earnings per share data when adopted. The statement is not expected to materially impact the reported earnings per share of the Corporation. The adoption of Statement No. 129 will have no impact on the Corporation.

                                                                             7.
Management's Discussion and Analysis

Financial Condition:

Total assets of Juniata Valley Financial Corp. reached $216,006,000 as of March 31, an increase of $3,742,000 or 1.76% from December 31, 1996. An increase of $2,936,000 in held to matuity securities from December 31, 1996 to March 31, 1997, contributed to this growth in assets as well as an increase in net loans receivable of $1,679,000. The cash provided by financing activities of $2,785,000 and by operating activities of $837,000 for the period ended March 31, 1997, were used to purchase securities which exceeded repayments and maturities by $2,459,000. The remaining cash was used for loan growth of $1,724,000 since the beginning of the year.

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

A dividend reinvestment plan for stockholders was instituted on January 1, 1996. The Corporation pays dividends semi-annually on June 1 and December 1 of every year. Under the plan additional shares of Juniata Valley Financial Corp may be purchased at market value with reinvested dividends and voluntary cash payments. The Corporation has reserved 100,000 shares of common stock for this plan. In 1996, 4,087 shares were issued and 95,913 remain unissued.

Results of operations:

Interest income increased $73,000 or 1.86% for the first three months of 1997 compared to 1996. Interest expense increased $29,000 or 1.55% for the first three months. These increases in interest income and expense for the first three months ended March 31, 1997, versus 1996, are reflective of an increase of both interest earning assets and interest bearing liabilities and overall higher rates offered and paid in 1997 versus 1996. This resulted in an increase in net interest income of $44,000 or 2.15% for the quarter ended March 31, 1997 versus 1996.

Other income has increased $37,000 or 27.82% for the first three months of 1997. This was due to $29,000 increase in other income. A fixed asset owned by the Bank was sold which resulted in a $14,000 gain. There was also a $13,000 increase in insurance fees earned on consumer loans compared to the same period last year. There was an increase of $6,000 in customer service fees. This was a result of an increase in the volume in accounts as opposed to an increase in fees.

Other expenses for the first three months increased $31,000 or 2.42%. The $20,000 increase in salary and wages for the quater ended March 31, 1997, compared to 1996, can be attributed to annual merit increases and promotions of employees. The $6,000 decrease in employee benefits is a result of lower benefit costs as opposed to less benefits being provided. The $18,000 decrease in occupancy can be attributed to snow removal in 1996 that did not occur in

Results of operations continued:


1997. The $29,000 increase in the other category is due to $15,000 increase in the marketing budget and $16,000 increase in repossession and loan collection expenses.

All of these factors combined have contributed to an increase in net income of $36,000 or 5.45% for the three months ended March 31, 1997.

Liquidity:

The objective of liquidity management is to ensure that sufficient funding is available, at a reasonable cost, to meet the ongoing operational cash needs of the Corporation and to take advantage of income producing opportunities as they arise. While the desired level of liquidity will vary depending upon a variety of factors, it is the primary goal of the Corporation to maintain a high level of liquidity in all economic environments.

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

As of March 31, 1997, the Corporation had a six-month negative gap of $11,121,000. Generally a liability sensitive position indicates that more liabilities than assets are expected to re-price within the time period and that falling interest rates could positively affect net interest income while rising interest rates could negatively affect net interest income. However, the traditional analysis does not accurately reflect the Bank's interest rate sensitivity since the rates on core deposits generally do not change as quickly as market rates. Historically net interest income has, in fact, not been subject to the degree of sensitivity indicated by the traditional analysis at The Juniata Valley Bank.

Capital Adequacy:

The Bank's regulatory capital ratios for the periods presented are as follows:


     Risk Weighted Assets Ratio:
                               Actual                      Required
                               ------                      --------
                     March 31,     December 31,     March 31,    December 31,
                       1997            1996           1997           1996
                   -------------   ------------   -------------  ------------

     TIER I           19.07%          18.73%          4.0%           4.0%
     TIER I & II      20.30%          19.94%          8.0%           8.0%


     Total Assets Leveraged Ratio:

     TIER I           12.72%          12.66%          4.0%           4.0%

     At March 31, 1997, the Corporation exceeds the regulatory requirements to be considered a "well capitalized" financial institution.

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

               (27) Financial Data Schedule


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