Form 10-Q
period 1997-06-30
JUNIATA VALLEY FINANCIAL CORP
filed 1997-07-25
CIK 714712

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended             June 30, 1997
                               -------------------------------------------------
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------
Commission File Number                     2-81699
                       ---------------------------------------------------------
                 Juniata Valley Financial Corp.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

   Pennsylvania                                23-2235254
--------------------------------------------------------------------------------
(State or other jurisdiction of               (I.R.S. Employer
 incorporation or organization)               Identification No.)

   Bridge and Main Streets, Mifflintown, Pennsylvania         17059
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip code)

                                (717) 436-8211
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   [X] Yes    [ ] No

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                           Outstanding as of June 30, 1997
    ------------------------------    ------------------------------------------
    Common Stock ($1.00 par value)                      1,400,686 shares

                 JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
                 ---------------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                                        June 30,    December 31,
                                                          1997          1996
                                                        ------------------------
                                                            (In thousands)

                                                        (Unaudited)

ASSETS:
    Cash and due from banks                               $  6,894    $  5,857
    Interest-bearing deposits with banks                        63          65
    Federal funds sold                                       2,600       3,100
                                                          --------    --------
          Total cash and cash equivalents                    9,557       9,022

    Securities available for sale                           28,925      30,215
    Securities held to maturity, fair value of
       $42,003 and $40,309, respectively                    42,026      40,284
    Loans, receivable net of unearned discount of
       $4,606 and $4,279, respectively                     133,328     128,146
    Less: Allowance for loan losses                          1,786       1,707
                                                          --------    --------

          Net loans receivable                             131,542     126,439

    Bank premises and equipment, net                         1,724       1,766
    Accrued interest receivable and other assets             4,934       4,538
                                                          --------    --------

          TOTAL ASSETS                                    $218,708    $212,264
                                                          ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
   Non-interest bearing deposits                          $ 22,264    $ 21,873
   Interest bearing deposits                               165,251     160,582
                                                          --------    --------
          Total deposits                                   187,515     182,455

   Accrued interest and other liabilities                    3,306       3,046
                                                          --------    --------

          Total liabilities                                190,821     185,501
                                                          --------    --------

   Stockholders' equity:
       Preferred stock, no par value, authorized
         500,000 shares, no shares issued or outstanding      -           -
       Common stock, par value $1.00 per share;
         authorized 5,000,000 shares, issued and
         outstanding 1,400,686 and 1,117,088 shares,
         respectively                                        1,401       1,117
       Capital surplus                                      14,709      14,879
       Retained earnings                                    11,569      10,549
   Net unrealized appreciation on securities
       available for sale, net of taxes                        208         218
                                                          --------    --------

          Total stockholders' equity                        27,887      26,763
                                                          --------    --------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $218,708    $212,264
                                                          ========    ========

                 JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
                 ---------------------------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                                  (Unaudited)

                                                         For the Quarter Ended           For Six Months Ended
                                                        ------------------------       -----------------------
                                                        June 30,      June 30,         June 30,      June 30,
                                                          1997          1996             1997          1996
                                                        ------------------------       -----------------------
                                                               (In thousands, except per share amount)
INTEREST INCOME:
   Loans receivable                                      $   3,049   $   2,841           $   6,008    $   5,711
   Taxable securities                                          698         703               1,358        1,397
   Tax-exempt securities                                       315         309                 631          587
   Other                                                        27          48                  81          122
                                                         ---------   ---------           ---------    ---------
       Total interest income                                 4,089       3,901               8,078        7,817

INTEREST EXPENSE ON DEPOSITS                                 1,931       1,869               3,830        3,739
                                                         ---------   ---------           ---------    ---------
       Net interest income                                   2,158       2,032               4,248        4,078

PROVISION FOR LOAN LOSSES                                       45          45                  90           90
                                                         ---------   ---------           ---------    ---------
       Net interest income, after provision
         for loan losses                                     2,113       1,987               4,158        3,988
                                                         ---------   ---------           ---------    ---------

OTHER INCOME:
    Trust department                                            40          60                  85          103
    Customer service fees                                       62          56                 125          113
    Net realized gains on sales of securities                   65         -                    65          -
    Other                                                      101          28                 163           61
                                                         ---------   ---------           ---------    ---------
        Total other income                                     268         144                 438          277
                                                         ---------   ---------           ---------    ---------

OTHER EXPENSES:
   Salaries and wages                                          569         553               1,133        1,098
   Employee benefits                                           148         156                 301          315
   Occupancy                                                    74          68                 147          160
   Equipment                                                    76          91                 156          170
   Federal deposit insurance                                     6           1                  11            2
   Director compensation                                        65          90                 130          177
   Taxes, other than income                                     64          59                 126          116
   Other                                                       378         267                 690          531
                                                         ---------   ---------           ---------    ---------
       Total other expenses                                  1,380       1,285               2,694        2,569
                                                         ---------   ---------           ---------    ---------
INCOME BEFORE INCOME TAXES                                   1,001         846               1,902        1,696

FEDERAL INCOME TAXES                                           231         221                 435          411
                                                         ---------   ---------           ---------    ---------

    Net income                                           $     770   $     625           $   1,467    $   1,285
                                                         =========   =========           =========    =========

PER SHARE DATA:

    Net income                                           $     .55   $     .45           $    1.05    $     .92
                                                         =========   =========           =========    =========
    Weighted average number of shares
      outstanding                                        1,397,110   1,392,309           1,396,735   1,391,780
                                                         =========   =========           =========   =========

                                                                              4.
                 JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
                 ---------------------------------------------
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                ----------------------------------------------
                    FOR THE SIX MONTHS ENDED JUNE 30, 1997
                    --------------------------------------

                                 (Unaudited)

                                                                          Net unrealized
                                                                           Appreciation
                                                                          (Depreciation)
                                                                           on Securities
                                        Common     Capital    Retained       Available
                                         Stock     Surplus    Earnings        For Sale            Total
                                      ----------  ---------  ----------  -----------------     -----------
                                                    (In Thousands)
BALANCE DECEMBER 31, 1996               $ 1,117  $ 14,879    $ 10,549        $    218           $ 26,763

Net income for the six months
  ended June 30, 1997                      -         -          1,467            -                 1,467

Cash Dividend $.40 per share               -         -           (447)           -                  (447)

Stock issued, Employee stock
  purchase plan                               4       110        -               -                   114

5-for 4 stock split in the
  form of a 25% stock dividend              280      (280)       -               -                   -

Net unrealized depreciation on
  securities available for sale,
  net of taxes                             -         -           -                (10)               (10)
                                        -------  ---------   ---------       ---------          ---------

Balance June 30, 1997                   $ 1,401  $ 14,709    $ 11,569        $    208           $ 27,887
                                        =======  =========   =========       =========          =========

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

                                                        For the Six Months Ended
                                                        ------------------------
                                                          June 30,     June 30,
                                                            1997         1996
                                                        -----------  -----------
                                                             (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                           $    1,467   $    1,285
   Adjustments to reconcile net income to net
   cash provided by operating activities:
   Provision for loan losses                                    90           90
   Provision for depreciation                                   93           98
   Net amortization on premiums of securities                   94          120
   Deferred directors' fees and supplemental
    retirement plan expense                                     80          112
   Payment of deferred compensation                            (71)         (72)
   Net realized gain on sale of securities                     (65)         -
   Deferred income taxes                                       (34)         (49)
   Increase in accrued interest receivable
    and other assets                                          (237)        (170)
   Increase in interest payable and other
    liabilities                                                190           69
                                                        ----------   ----------
       Net cash provided by operating activities             1,607        1,483
                                                        ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of available for sale securities               (1,258)      (5,750)
   Proceeds from sales of available for sale securities         92          -
   Proceeds from maturities of and principal
    repayments on available for sale securities              2,477        2,823
   Purchases of held to maturity securities                 (8,347)      (7,532)
   Proceeds from maturities of and principal
    repayments on held to maturity securities                6,539        3,835
   Net increase in loans receivable                         (5,253)      (1,524)
   Purchases of bank premises and equipment                    (50)         (61)
                                                        ----------   ----------
        Net cash used in investing activities               (5,800)      (8,209)
                                                        ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits                                  5,061        2,542
   Cash dividends                                             (447)        (412)
   Dividend reinvestment plan                                  -             91
   Employee stock purchase plan                                114          -
                                                        ----------   ----------
        Net cash provided by financing activities            4,728        2,221
                                                        ----------   ----------
        Increase (decrease) in cash and cash
          equivalents                                          535       (4,505)

CASH AND CASH EQUIVALENTS:
   Beginning                                                 9,022       11,673
                                                        ----------   ----------
   Ending                                               $    9,557   $    7,168
                                                        ==========   ==========
CASH PAYMENTS FOR:
   Interest                                             $    3,818   $    3,691
                                                        ==========   ==========
   Income Taxes                                         $      432   $      442
                                                        ==========   ==========

                                                                              6.
NOTE A - Basis of Presentation

The financial information includes the accounts of the Juniata Valley Financial Corp. and its wholly owned subsidiary, The Juniata Valley Bank. All significant intercompany accounts and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for completed financial statements. In the opinion of mangement, all adjustments considered necessary for fair presentation have been included. Operating results for the six-month period ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto include in Juniata Valley Financial Corp. annual report on Form 10-K for the year ended December 31, 1996.

NOTE B - Summary of Significant Account Policies

Per share data:

Net income and dividends per share are based on the weighted average number of shares of common stock outstanding adjusted for stock dividends. The net income per share data and weighted average number of shares outstanding as of June 30, 1997, have been adjusted to reflect a 5-for-4 stock split declared on July 15, 1997.

                                                                              7.
Management's Discussion and Analysis
------------------------------------

Financial Condition:

Total assets of Juniata Valley Financial Corp. reached $218,708,000 as of June 30, an increase of $6,444,000 or 3.04% from December 31, 1996. An increase of $5,103,000 in loans receivable from December 31, 1996, to June 30, 1997, contributed to this growth in assets as well as an increase in held to maturity securities of $1,742,000. The cash provided by financing activities of $4,728,000 and by operating activities of $1,672,000 for the period ended June 30, 1997, were used for loan growth of $5,253,000. The remaining cash was used to purchase securities which exceeded repayments by $562,000.

On July 15, 1997, the Board of Directors of the Juniata Valley Bank declared a 5-for-4 stock split. Only whole shares will be issued and cash will be paid for fractional shares. The effect of this stock split will be the issuance of approximately 280,000 shares of stock; however the actual number of shares as well as the dollar amount of fractional shares cannot be determined as of report date.

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

A dividend reinvestment plan for stockholders was instituted on January 1, 1996. The Corporation pays dividends semi-annually on June 1 and December 1 of every year. Under the plan additional shares of Juniata Valley Financial Corp may be purchased at market value with reinvested dividends and voluntary cash payments. The Corporation has reserved 100,000 shares of common stock for this plan. In 1996, 4,087 shares were issued and 95,913 remain unissued. For the June 1, 1997 dividend pay date all shares to satisfy the dividend reinvestment plan were purchased on the open market. No shares had to be issued.

An employee stock purchase plan was approved by stockholders on April 16, 1996. The first plan year began on July 1, 1996, and ended May 15, 1997. There were 58 out of 87 eligible employees that participated in the first plan year. On June 15, 1997, 3,600 shares were issued. The Corporation has reserved 100,000 shares of common stock for this plan. After the issuance on June 15, 1997, there are 94,400 shares remaining to be issued.

Results of operations:

Interest income increased $261,000 or 3.34% for the first six months of 1997 compared to 1996 and $188,000 or 4.82% for the quarter. Interest expense increased $91,000 or 2.43% for the first six months of 1997 and $62,000 or 3,32% for the quarter comparing 1997 to 1996. These increases in interest income and expense for the first six month ended June 30, 1997, versus 1996, are reflective of an increase of both interest earning assets and interest bearing liabilities and overall higher rates offered and paid in 1997 versus 1996. This resulted in an increase in net interest income of $170,000 or 4.17% for the six months ended June 30, 1997 and $126,000 or 6.20% for the quarter ended.

Other income has increased $161,000 or 58.12% for the first six months of 1997 and $124,000 or 86.11% for the quarter. This was due to gains on sales of securities for $65,000. There was also an increase of $102,000 in the other category for the first six months. $51,000 was received in life insurance proceeds due to the death of a former director; a fixed asset owned by the Bank was sold which resulted in a $14,000 gain and a $32,000 increase in insurance fees earned on consumer loans compared to the same period last year. There was an increase of $12,000 in customer service fees. This was a result of an increase in the volume in accounts as opposed to an increase in fees. The decrease of $18,000 in trust department fees was due to the settlement of three estates in 1996 over 1997.

Other expenses for the first six months increased $125,000 or 4.87% and $95,000 or 7.9% for the quarter comparing 1997 to 1996. The $35,000 increase in salary and wages for the six months ended June 30, 1997, compared to 1996, can be attributed to annual merit increases and promotions of employees. The $14,000 decrease in employee benefits is a result of lower benefit costs as opposed to less benefits being provided. The $13,000 decrease in occupancy can be attributed to snow removal in 1996 that did not occur in 1997. The $13,000 decrease in equipment expense is due to less costly leases in 1997 over 1996. The $47,000 decrease in directors compensation is due to fully funded retirement plans. The $159,000 increase in the other category is due to $25,000 increase in the marketing budget and $128,000 increase in repossessions and loan collection expenses.

All of these factors combined have contributed to an increase in net income of $182,000 or 14.16% for the six months and $145,000 or 23.20% for the quarter ended June 30, 1997.

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

As of June 30, 1997, the Corporation had a six-month negative gap of $6,834,000. Generally a liability sensitive position indicates that more liabilities than assets are expected to re-price within the time period and that falling interest rates could positively affect net interest income while rising interest rates could negatively affect net interest income. However, the traditional analysis does not accurately reflect the Bank's interest rate sensitivity since the rates on core deposits generally do not change as quickly as market rates. Historically net interest income has, in fact, not been subject to the degree of sensitivity indicated by the traditional analysis at The Juniata Valley Bank.

Capital Adequacy:

The Bank's regulatory capital ratios for the periods presented are as follows:

Risk Weighted Assets Ratio:

                                Actual                         Required
                                ------                         --------
                       June 30,      December 31,      June 30,     December 31,
                         1997            1996            1997          1996
                     ------------    ------------    ------------   ------------

    TIER I              18.88%           18.73%          4.0%          4.0%
    TIER I & II         20.10%           19.94%          8.0%          8.0%

    Total Assets Leverage Ratio:

    TIER I              12.87%           12.66%          4.0%          4.0%

    At June 30, 1997, the Corporation exceeds the regulatory requirements to be considered a "well capitalized" financial institution.

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

                                       Juniata Valley Financial Corp.

                                 (Registrant)


Date _____________________________     By _______________________________
                                            A. Jerome Cook President

Date _____________________________     By _______________________________
                                            Linda L. Engle, Treasurer