Form 10-Q
period 1997-09-30
JUNIATA VALLEY FINANCIAL CORP
filed 1997-11-06
CIK 714712

                                                                             2.
                 JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
                 ---------------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------


                                                   September 30,   December 31,
                                                        1997            1996
                                                   ------------    -----------
                                                            (In thousands)
                                                    (Unaudited)
ASSETS:
   Cash and due from banks                           $   6,275     $    5,857
   Interest-bearing deposits with banks                     52             65
   Federal funds sold                                      425          3,100
                                                     ---------     ----------
         Total cash and cash equivalents                 6,752          9,022

   Securities available for sale                        26,664         30,215
   Securities held to maturity, fair value of
      $45,097 and $40,309, respectively                 44,918         40,284
   Loans, receivable net of unearned discount of
      $4,671 and $4,279, respectively                  135,424        128,146
   Less:  Allowance for loan losses                      1,798          1,707
                                                     ---------     ----------
          Net Loans receivable                         133,626        126,439

   Bank premises and equipment, net                      1,742          1,766
   Accrued interest receivable and other assets          6,311          4,538
                                                     ---------     ----------
          TOTAL ASSETS                               $ 220,013     $  212,264
                                                     =========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY:
   Non-interest bearing deposits                     $  22,838     $   21,873
   Interest bearing deposits                           165,038        160,582
                                                     ---------     ----------
          Total deposits                               187,876        182,455

   Accrued interest and other liabilities                3,338          3,046
                                                     ---------     ----------
          Total liabilities                            191,214        185,501
                                                     ---------     ----------
   Stockholders' Equity:
      Preferred stock, no par value, authorized
         500,000 shares, no shares issued or outstanding  -            -
      Common stock, par value $1.00, per share;
         authorized 5,000,000 shares; issued and
         outstanding 1,400,389 and 1,117,088 shares
         respectively                                    1,401          1,117
      Capital surplus                                   14,709         14,879
      Retained earnings                                 12,286         10,549
   Net unrealized appreciation on securities
         available for sale, net of taxes                  403            218
                                                     ---------     ----------
          Total stockholders' equity                    28,799         26,763
                                                     ---------     ----------
          TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY  $ 220,013     $  212,264
                                                     =========     ==========

                                                                             3.
                 JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                   For the Quarter Ended  For Nine Months Ended
                                  ----------------------  --------------------
                                   Sept 30,     Sept 30,    Sept 30,   Sept 30,
                                     1997         1996        1997       1996
                                  ----------   ---------   --------- ---------
                                      (In thousands, except per share amount)
INTEREST INCOME:
  Loans receivable                $    3,156  $    2,900  $    9,165  $   8,611
  Taxable securities                     699         691       2,058      2,088
  Tax-exempt securities                  297         324         927        911
  Other                                   37          48         117        170
                                  ----------  ----------  ---------- ---------
    Total interest income              4,189       3,963      12,267     11,780

INTEREST EXPENSE ON DEPOSITS           1,968       1,922       5,799      5,661
                                  ----------  ----------  ---------- ---------
    Net interest income                2,221       2,041       6,468      6,119

PROVISION FOR LOAN LOSSES                 45          45         135        135
                                  ----------  ----------  ---------- ---------
    Net interest income, after
      provision for loan losses        2,176       1,996       6,333      5,984
                                  ----------  ----------  ---------- ---------
OTHER INCOME:
  Trust department                        45          58         130        161
  Customer service fees                   66          60         191        173
  Net realized gains on
   sales of securities                    -           -           65         -
  Other                                   54          39         218        100
                                  ----------  ----------  ---------- ---------
    Total other income                   165         157         604        434
                                  ----------  ----------  ---------- ---------
OTHER EXPENSES:
  Salaries and wages                     574         548       1,707      1,647
  Employee benefits                      141         153         442        468
  Occupancy                               90          76         237        236
  Equipment                               88          80         243        249
  Federal deposit insurance                6           1          17          2
  Director compensation                   65          94         195        271
  Taxes, other than income                64          61         190        177
  Other                                  333         279       1,024        810
                                  ----------  ----------  ---------- ---------
    Total other expenses               1,361       1,292       4,055      3,860
                                  ----------  ----------  ---------- ---------
INCOME BEFORE INCOME TAXES               980         861       2,882      2,558

FEDERAL INCOME TAXES                     242         201         678        613
                                  ----------  ----------  ---------- ---------
    Net income                    $      738  $      660  $    2,204 $    1,945
                                  ==========  ==========  ========== ==========
PER SHARE DATA:

    Net income                    $      .53  $      .47  $     1.58 $     1.39
                                  ==========  ==========  ========== ==========
Weighted average number of
  shares outstanding               1,400,389   1,395,242   1,398,201  1,395,242
                                   =========   =========   =========  =========

                                                                             4.
                 JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                  (Unaudited)



                                                     Net unrealized
                                                      Appreciation
                                                     (Depreciation)
                                                      on Securities
                    Common     Capital    Retained     Available
                     Stock     Surplus    Earnings     For Sale       Total
                  ---------- ----------- ----------- ------------  -----------
                                       (In thousands)


BALANCE,
  DECEMBER 31,
  1996              $  1,117    $ 14,879    $ 10,549    $     218     $ 26,763

Net income for
  the nine
  months ended
  Sept 30, 1997          -           -         2,204          -          2,204

Cash dividend,
  $.32 per share         -           -          (447)         -           (447)

Stock issued,
  Employee stock
  purchase plan            4         110        -             -            114

5-for-4 stock split
  in the form of a
  25% stock dividend     280        (280)        (20)         -            (20)

Net unrealized
  depreciation on
  securities available
  for sale, net of
  taxes                  -           -          -             185          185
                    --------    --------    --------    ---------     --------
Balance September
  30, 1997          $  1,401    $ 14,709    $ 12,286    $     403     $ 28,799

                    ========    ========    ========    =========     ========

                                                                             5.
                 JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
               Increase (Decrease) in Cash and Cash Equivalents

                                                     For the Nine Months Ended
                                                     -------------------------
                                                       Sept 30,     Sept 30,
                                                         1997         1996
                                                     -------------------------
                                                           (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                        $      2,204  $     1,945
   Adjustments to reconcile net income to net
    cash provided by operating activities:
    Provision for loan losses                                 135          135
    Provision for depreciation                                139          145
    Net amortization on premiums of securities                113          182
    Deferred directors' fees and supplemental
     retirement plan expense                                  120          169
    Payment of deferred compensation                         (108)        (110)
    Net realized gain on sale of securities                   (65)         -
    Deferred income taxes                                     (47)         (62)
    Increase in accrued interest
     receivable and other assets                           (1,661)        (851)
    Increase in interest payable
     and other liabilities                                    189          108
                                                     ------------  -----------
        Net cash provided by operating activities           1,019        1,661
                                                     ------------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of available for sale securities              (1,258)      (8,275)
   Proceeds from sales of available for sale securities        93         -
   Proceeds from maturities of and principal
    repayments on available for sale securities             5,042        3,592
   Purchases of held to maturity securities               (13,356)      (7,532)
   Proceeds from maturities of and principal
    repayments on held to maturity securities               8,628        6,856
   Net increase in loans receivable                        (7,391)      (3,008)
   Purchases of bank premises and equipment                  (115)        (171)
                                                     ------------  -----------
        Net cash used in investing activities              (8,357)      (8,538)
                                                     ------------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                 5,421        4,249
   Cash dividends                                            (467)        (412)
   Dividend reinvestment plan                                 -             91
   Employee stock purchase plan                               114          -
                                                     ------------  -----------
        Net cash provided by financing activies             5,068        3,928
                                                     ------------  -----------
        Increase (decrease) in cash and
          cash equivalents                                 (2,270)      (2,949)

CASH AND CASH EQUIVALENTS
   Beginning                                                9,022       11,673
                                                     ------------  -----------
   Ending                                            $      6,752  $     8,724
                                                     ============= ===========

CASH PAYMENTS FOR
   Interest                                          $      5,784  $     5,631
                                                     ============  ===========
   Income Taxes                                      $        695  $       693
                                                     ============  ===========

NOTE A - Basis of Presentation

The financial information includes the accounts of the Juniata Valley Financial Corp. and its wholly owned subsidiary, The Juniata Valley Bank. All significant intercompany accounts and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the nine-month period ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in Juniata Valley Financial Corp. annual report on Form 10-K for the year ended December 31, 1996.

NOTE B - Summary of Significant Accounting Policies

Stock repurchase program:

On October 21, 1997, the Board of Directors of the Corporation authorized the repurchase of up to 140,000 shares of the Corporation's outstanding common stock. Pursuant to the authorization, appropriate senior officers of the Corporation may direct the repurchases at times and in amounts determined by them to be prudent.

Repurchases will be made from time to time on the open market or in privately negotiated transactions. The shares purchased are to be held as treasury stock for various corporate programs, including the funding of existing employee benefit plans and such other benefit plans as may be herein after adopted by the Corporation.

Per share data:

Net income and dividends per share are based on the weighted average number of shares outstanding adjusted for stock dividends. The net income per share data and weighted average number of shares outstanding have been adjusted to reflect a 5-for-4 stock split declared on July 15, 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Financial Condition:

Total assets of Juniata Valley Financial Corp. reached $220,013,000 as of September 30, an increase of $7,749,000 or 3.65% from December 31, 1996. The cash provided by financing activities of $5,068,000 was a result of the net increase in deposits of $5,421,000. In addition, the cash provided by operating activities of $1,019,000 and the decrease in cash and cash equivalents of $2,270,000 for the period ended September 30, 1997, were used for loan growth of $7,391,000. The remaining cash was used to purchase securities which exceeded proceeds by $851,000 and to purchase bank premise and equipment of $115,000.

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

An employee stock purchase plan was approved by stockholders on April 16, 1996. The first plan year began on July 1, 1996, and ended June 30, 1997. There were 58 out of 87 eligible employees that participated in the first plan year. On June 15, 1997, 3,600 shares were issued. The corporation has reserved 100,000 shares of common stock for this plan. After the issuance on June 15, 1997, there are 96,400 shares remaining to be issued.

Results of operations:

Interest income increased $487,000 or 4.13% for the first nine months of 1997 compared to 1996 and $226,000 or 5.70% for the quarter. Interest expense increased $138,000 or 2.44% for the first nine months of 1997 and $46,000 or 2.39% for the quarter comparing 1997 to 1996. These increases in interest income and expense for the first nine months ended September 30, 1997, versus 1996, are reflective of an increase of both interest earning assets and interest bearing liabilities and overall higher rates offered and paid in 1997 versus 1996. This resulted in an increase in net interest income of $349,000 or 5.70% for the nine months ended September 30, 1997 and $180,000 or 8.82% for the quarter ended.

Other income has increased $170,000 or 39.71% for the first nine months of 1997 and $8,000 for 5.10% for the quarter. This was due to the gains on sales of securities for $65,000. There was also an increase of $118,000 in the other

                                                                             8.
Results of operations continued:

category for the first nine months. $51,000 was received in life insurance proceeds due to the death of a former director; a fixed asset owned by the Bank was sold which resulted in a $14,000 gain and a $42,000 increase in insurance fees earned on consumer loans compared to the same period last year. There was an increase of $18,000 in customer service fees. This was as a result of an increase in the volume in accounts as opposed to an increase in fees. The decrease of $31,000 in trust department fees was due to the settlement of three estates in 1996 over 1997.

Other expenses for the first nine months increased $195,000 or 5.05% and $69,000 or 5.34% for the quarter comparing 1997 to 1996. The $60,000 increase in salary and wages for the nine months ended September 30, 1997, compared to 1996, can be attributed to annual merit increases and promotions of employees. The $26,000 decrease in employee benefits is a result of lower benefit costs as opposed to less benefits being provided. The $15,000 increase in federal deposit insurance reflects the increased FICO debt service assessments. The $76,000 decrease in directors compensation is due to fully funded retirement plans. The $214,000 increase in the other category is due to $15,000 increase in the Pennsylvania Bank Shares tax; $11,000 increase in branch advisory board fees and $157,000 increase in repossession and loan collection expenses.

All of these factors combined have contributed to an increase in net income of $259,000 or 13.32% for the nine months and $78,000 or 11.82% for the quarter ended September 30, 1997.

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

As of September 30, 1997, the Corporation had a six-month negative gap of $12,863,000. Generally a liability sensitive position indicates that more liabilities than assets are expected to re-price within the time period and that falling interest rates could positively affect net interest income while rising interest rates could negatively affect net interest income. However, the traditional analysis does not accurately reflect the Bank's interest rate sensitivity since the rates on core deposits generally do not change as quickly as market rates. Historically net interest income has, in fact, not been subject to the degree of sensitivity indicated by the traditional analysis at The Juniata Valley Bank.

Capital Adequacy:

The Bank's regulatory capital ratios for the periods presented are as follows:


     Risk Weighted Assets Ratio:
                               Actual                      Required
                               ------                      --------
                   September 30,   December 31,   September 30,  December 31,
                       1997            1996           1997           1996
                   -------------   ------------   -------------  ------------

     TIER I           18.90%          18.73%          4.0%           4.0%
     TIER I & II      20.10%          19.94%          8.0%           8.0%


     Total Assets Leverage Ratio:

     TIER I           13.13%          12.66%          4.0%           4.0%

At September 30, 1997, the Corporation exceeds the regulatory requirements to be considered a "well capitalized" financial institution.

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