Form 10-K
period 1997-12-31
JUNIATA VALLEY FINANCIAL CORP
filed 1998-03-10
CIK 714712

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                   FORM 10-K
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1997              Commission File Number
0-13232

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. (X)

The Aggregate market value of the voting stock held by non-affiliates of the Registrant as of January 31, 1998.
                  Common Stock, $1.00 Par Value - $51,955,913
                  -------------------------------------------
Indicate the number of shares outstanding of each issuer's classes of common stock, as of January 31, 1998
                  Common Stock, $1.00 Par Value - 1,385,491
                  -----------------------------------------

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Annual Report to Shareholders for the year ended December 31, 1997 are incorporated by reference into Parts I, II and III.

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held May 19, 1998 are incorporated by reference into Parts I and III.

PART I

Item 1.  Business

         Incorporated by reference are the data appearing on pages 6 through 13 of the 1997 Annual Report.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         Incorporated by reference is the information appearing under the caption "Notice of Special Meeting of Shareholders".


PART II

Item 5.  Market for the Registrant's Common Stock and Related
         Stockholder Matters

         Incorporated by reference are the data appearing on page 2 of the 1997 Annual Report.

Item 6.  Selected Financial Data

         Incorporated by reference are the data appearing on pages 14 and 15 of the 1997 Annual Report.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

         Incorporated by reference are the data appearing on pages 16 through 29 of the 1997 Annual Report.

Item 8.  Financial Statements and Supplementary Data

         Incorporated by reference are the financial statements and notes on pages 30 through 47 of the 1997 Annual Report.

Item 9.  Changes in and Disagreements With Accountants on
         Accounting and Financial Disclosure

         None.

PART III

Item 10. Directors and Executive Officers of the Registrant

         Incorporated by reference is the information appearing under the captions "Election of Directors of JVF" and "Remuneration of Executive Officers" in the Proxy Statement to be filed.

Item 11. Executive Compensation

         Incorporated by reference in the proxy statement to be filed under the caption "Remuneration of Executive Officers".

Item 12. Security Ownership of Certain Beneficial Owners and Management

         Incorporated by reference is the following information contained in the Proxy Statement filed under the captions "Election of Directors of

JVF" and "Management of JVF and the Bank".

Item 13. Certain Relationships and Related Transactions

         Incorporated by reference is the information pertaining to transactions with directors and officers of the Bank within the footnote "Transactions with Executive Officers and Directors" on page 43 of the 1997 Annual Report.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a) 1.   Financial Statements
                  The Consolidated Financial Statements of Juniata Valley Financial Corp., as included in the 1997 Annual Report to Shareholders, are incorporated in this report by reference.

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

                 JUNIATA VALLEY FINANCIAL CORP. (REGISTRANT)
                            DATE:  MARCH 11, 1998

                          BY
                            -------------------------
                                  A. JEROME COOK
                            Director, President and
                            Chief Executive Officer

              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              -------------------        -------------------
              Harry B. Fairman, Jr.      Joe E. Benner
              Chairman                   Director
              Date:  March 11, 1998      Date:  March 11, 1998


              -------------------        -------------------
              Ronald H. Witherite        A. Jerome Cook
              Vice Chairman, Secretary   President
              Date:  March 11, 1998      Date:  March 11, 1998


              -------------------        -------------------
              Edward R. Rhodes           John E. Groninger
              Director                   Director
              Date:  March 11, 1998      Date:  March 11, 1998


              -------------------        -------------------
              Karl E. Guss               Don E. Haubert
              Director                   Director
              Date:  March 11, 1998      Date:  March 11, 1998


              -------------------        -------------------
              Dale G. Nace               John A. Renninger
              Director                   Director
              Date:  March 11, 1998      Date:  March 11, 1998


              -------------------        -------------------
              Harold B. Shearer          Linda L. Engle
              Director                   Chief Financial Officer
              Date:  March 11, 1998      Chief Accounting Officer
                                         Date:  March 11, 1998