Form 10-Q
period 1998-03-31
JUNIATA VALLEY FINANCIAL CORP
filed 1998-05-13
CIK 714712

                 JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY             2.
                 ---------------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                    ASSETS
                                    ------

                                                    March 31,      December 31,
                                                      1998            1997
                                                    ---------      -----------
                                                         (In thousands)
                                                     (Unaudited)
Cash and due from banks                             $   6,059      $    6,516
Interest-bearing deposits with banks                       38              17
Federal funds sold                                      9,900           4,180
                                                    ---------      ----------
            Total cash and cash equivalents            15,997          10,713

Securities available for sale                          23,553          26,487
Securities held to maturity, fair value
  $44,138 and $40,535, respectively                    43,922          40,293
Loans receivable, net of allowance for
  loan losses $1,834 and $1,803, respectively         135,351         135,709
Bank premises and equipment, net                        1,739           1,733
Accrued interest receivable and other assets            6,292           5,975
                                                    ---------      ----------
            Total assets                            $ 226,854      $  220,910
                                                    =========      ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

Liabilities
   Deposits:
      Non-interest bearing                          $  24,264      $   22,462
      Interest bearing                                169,492         166,545
                                                    ---------      ----------
            Total deposits                            193,756         189,007

   Accrued interest payable and other liabilities       3,583           3,191
                                                    ---------      ----------
            Total liabilities                         197,339         192,198
                                                    ---------      ----------
Stockholders' equity:
   Preferred stock, no par value; 500,000 shares
      authorized; no shares issued or outstanding       -               -
   Common stock, par value $1.00 per share;
      authorized 5,000,000 shares;
      issued 1,400,389 shares                           1,400           1,400
   Surplus                                             14,709          14,709
   Retained earnings                                   13,403          12,651
   Treasury stock, at cost 14,898 shares                 (543)           (543)
   Net unrealized appreciation on securities
      available for sale, net of taxed                    546             495
                                                    ---------      ----------
            Total stockholders' equity                 29,515          28,712
                                                    ---------      ----------
            Total liabilities and
             stockholders' equity                     226,854         220,910
                                                    =========      ==========

                 JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY    3.
                 ---------------------------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                                  (Unaudited)

                                               For the Quarter Ended
                                              ----------------------
                                               March 31,   March 31,
                                                 1998         1997
                                              ----------  ----------
                                               (In Thousands, except
                                                Per Share Amounts)
Interest income:
  Loans receivable, including fees            $    3,127  $    2,959
  Taxable securities                                 685         660
  Tax-exempt securities                              258         316
  Other                                              114          54
                                              ----------  ----------
    Total interest income                          4,184       3,989

Interest expense on deposits                       1,953       1,900
                                              ----------  ----------
    Net interest income                            2,231       2,089

Provision for loan losses                             45          45
                                              ----------  ----------
    Net interest income after
      provision for loan losses                    2,186       2,044
                                              ----------  ----------
Other income:
  Trust department                                    45          45
  Customer service fees                               65          63
  Other                                               43          62
                                              ----------  ----------
    Total other income                               153         170
                                              ----------  ----------
Other expenses:
  Salaries and wages                                 591         565
  Employee benefits                                  193         153
  Occupancy                                           73          73
  Equipment                                           74          79
  Federal deposit insurance premiums                   6           5
  Director compensation                               43          65
  Taxes, other than income                            63          62
  Repossession and foreclosed real estate             27          16
  Other                                              283         296
                                              ----------  ----------
    Total other expenses                           1,353       1,314
                                              ----------  ----------
    Income before income taxes                       986         900

Federal income taxes                                 234         203
                                              ----------  ----------
    Net income                                $      752  $      697
                                              ==========  ==========
Basic earnsings per share                            .54         .50
                                              ==========  ==========
Weighted average number of
  shares outstanding                           1,385,491   1,396,360
                                              ==========  ==========

              JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY        4.        -
              ---------------------------------------------
            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
            -----------------------------------------------
                           (Unaudited)





                                               For the Quarter Ended
                                               ---------------------
                                               March 31,      March 31,
                                                1998            1997
                                               ---------      ---------
                                                   (In Thousands)



Net Income                                     $     752      $     697


Other Comprehensive Income(Loss), net of tax

  Unrealized gains(losses)
       on securities:
            Unrealizd holding gains(losses)
              arising during the period,           51              (149)
              net of tax expense(benefit)
              1998 $26; 1997 $(77)

            Less: reclassification
              adjustments for gains
               included in net income                 -              -
                                               ---------      ---------

              Other comprehensive
                income(loss)                          51           (149)
                                               ---------      ---------

Comprehensive income                           $     803      $     548
                                               =========      =========

                 JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY             5.
                 ---------------------------------------------
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                ----------------------------------------------
                   FOR THE THREE MONTHS ENDED MARCH 31, 1998
                   -----------------------------------------

                                  (Unaudited)




                                                        Net Unrealized
                                                         Appreciation
                                                        (Depreciation)
                                                         On Securities
                  Common              Retained  Treasury    Available
                   Stock    Surplus   Earnings    Stock     For Sale   Total
                   -----    -------   --------    -----     --------   -----
                                         (In Thousands)



BALANCE,         $ 1,400   $ 14,709   $ 12,651   $ (543)   $   495   $ 28,712
  DECEMBER 31,
  1997

Net income for
  the three
  months ended
  March 31, 1998     -          -          752       -          -         752

Net change in
  unrealized
  appreciation on
  securities
  available for
  sale, net of
  taxes              -          -          -         -          51         51
                 -------   --------   --------   -------   -------   --------


Balance March
  31, 1998       $ 1,400   $ 14,709   $ 13,403   $ (543)   $   546   $ 29,515

                 =======   ========   ========   =======   =======   =========

                 JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY              6.
                 ---------------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Unaudited)
               Increase (Decrease) in Cash and Cash Equivalents

                                                     For the Three Months Ended
                                                     -------------------------
                                                        March 31,    March 31,
                                                           1998         1997
                                                        ---------    ---------
                                                            (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                           $     752    $     697
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for loan losses                                45           45
      Provision for depreciation                               47           46
      Net amortization on securities premium                   60           47
      Deferred directors' fees and supplemental
        retirement plan expense                                37           32
      Payment of deferred compensation                        (30)         (35)
      Deferred income taxes                                   (36)         (26)
      Increase in accrued interest
        receivable and other assets                          (269)        (343)
      Increase in accrued interest
        payable and other liabilities                         347          374
                                                        ---------    ---------
          Net cash provided by operating activities           953          837
                                                        ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of available for sale securities                 (84)      (1,094)
   Proceeds from maturities of and principal
    repayments on available for sale securities             3,068        1,603
   Purchases of held to maturity securities                (5,308)      (6,573)
   Proceeds from maturities of and principal
    repayments on held to maturity securities               1,646        3,604
   Net (increase)decrease in loans receivable                 313       (1,723)
   Net purchases of bank premises and equipment               (53)          (3)
                                                        ---------    ---------
          Net cash used in investing activities              (418)      (4,186)
                                                        ---------    ---------
CASH FLOWS FROM FINANCING  ACTIVITIES
   Net increase in deposits                                 4,749        2,785
                                                        ---------    ---------

          Net cash provided by financing activities         4,749        2,785
                                                        ---------    ---------
          Increase(decrease) in cash
          and cash equivalents                              5,284         (564)

Cash and cash equivelents:

   Beginning                                               10,713        9,022
                                                        ---------    ---------
   Ending                                               $  15,997    $   8,458
                                                        =========    =========
Cash payments for:
   Interest                                             $   1,944    $   1,893
                                                        =========    =========

NOTE A - Basis of Presentation

The financial information includes the accounts of the Juniata Valley Financial Corp. and its wholly owned subsidiary, The Juniata Valley Bank. All significant intercompany accounts and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three-month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in Juniata Valley Financial Corp. annual report on Form 10-k for the year ended December 31, 1997.

NOTE B - Comprehensive Income

The Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income", in June 1997. The Corporation adopted the provisions of the new standard in the first quarter of 1998. In accordance with the Statement, prior year financial statements have been reclassified in order to be consistent with the current year presentation. The only comprehensive income item that the Corporation presently has is unrealized gains on securities available for sale.

NOTE C - Merger

On December 30, 1997, Juniata Valley Financial Corp. and Lewistown Trust Company entered into a definitive agreement and plan of merger providing for the merger of Lewistown Trust Company with and into the Juniata Valley Bank, a wholly owned subsidiary of Juniata Valley Financial Corp. (Juniata).

Under the terms of the definitive merger agreement, Lewistown Trust Company will be merged into the Juniata Valley Bank and Juniata will exchange one share of Juniata common stock for each share of Lewistown Trust Company common stock outstanding in a tax-free exchange. Based upon Juniata's closing price on December 31, 1997, the shares of Juniata to be received by Lewistown Trust Company shareholders would have a value of $34.2 million or $36.50 per share. The transaction consideration is approximately 2.42 times Lewistown Trust Company's book value. The transaction will be accounted for as a pooling of interests and, pending regulatory and shareholders approvals, is expected to be completed in the second or third quarter of 1998. The annual meeting for shareholder approval of this merger will take place on May 19, 1998.

Based on December 31, 1997 financial data, the combined organization will have approximately $333 million in total assets, $191 million in loans, $285 million in deposits and $43 million in total equity. At consummation, it is expected that the combined banking subsidiary will have 12 full service banking offices.

                                                                           8.
NOTE D - Year 2000

The Corporation has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the year 2000 issue and is developing an implementation plan to resolve any issues. The year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Corporation's programs that have time-sensitive software could recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure. Financial institutions are in a unique situation in that time-deposits and loans, for a number of years have had maturity dates into the future well beyond the year 2000.

The Corporation uses two major software vendors for data processing. Letters of certification have been obtained assuring that they will be year 2000 compliant in 1998 and testing can be performed by the fall of 1998 and into 1999. Because of the data processing being out sourced, the cost of the year 2000 compliance will be shared with the two data processing vendors. Management does not feel this cost will materially impact the results of operations of the Corporation in 1998 or 1999.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Financial Condition:

Total assets of Juniata Valley Financial Corp. reached $226,854,000 as of March 31, an increase of $5,944,000 or 2.69% from December 31, 1997. The cash provided by financing activities of $4,749,000 was a result of the net increase in deposits. During the first quarter of 1998 the Bank experienced a decrease in loan demand which declined by $313,000. Yields on investments were not as attractive as the daily federal funds rate; purchases on securities exceeded proceeds by $678,000. Updating equipment for $53,000 used a small portion of the cash provided by financing activities. All of these activities combined netted the Bank a use in investing activities of $418,000 for the period ended March 31, 1998. The remaining increase in deposits were used as an increase in cash and cash equivalents of $5,284,000.

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

A dividend reinvestment plan for stockholders was instituted on January 1, 1996. The Corporation pays dividends semi-annually on June 1 and December 1 of every year. Under the plan additional shares of Juniata Valley Financial Corp may be purchased at market value with reinvested dividends and voluntary cash payments. The Corporation has reserved 100,000 shares of common stock for this plan. In 1996, 4,087 shares were issued and 95,913 remain unissued. For the June 1, 1997 and December 1, 1997, dividend pay dates all shares to satisfy the dividend reinvestment plan were purchased on the open market. No shares had to be issued.

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

Results of operations:

Interest income increased $195,000 or 4.89% for the first three months of 1998 compared to 1997. Interest expense increased $53,000 to 2.79% for the same period. Interest income and expense for the first three months ended March 31, 1998, versus 1997, are reflective of an increase of both interest earning assets and interest bearing liabilities and overall higher rates offered and paid in 1998 versus 1997. This resulted in an increase in net interest income of $142,000 or 6.80% for the three months ended March 31, 1998.

Other income has increased $17,000 or 10.00% for the first three months of 1998. This was mainly attributable to a decline in insurance fees earned on consumer loans.

                                                                            10.
Results of operations continued:

Other expenses for the first quarter increased $39,000 or 2.97%. The $26,000 increase in salary and wages for the three months ended March 31, 1998, compared to 1997, can be attributed to annual merit increases and promotions of employees. The $40,000 increase in employee benefits is primarily due to the expense incurred with a Salary Continuation Plan for key employees which was established during the latter part of 1997. The $22,000 decrease in directors compensation is due to fully funded retirement plans.

All of these factors combined have contributed to an increase in net income of $55,000 or 7.89% for the three months ended March 31, 1998.

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

As of March 31, 1998, the Corporation had a six-month negative gap of $1,934,000. Generally a liability sensitive position indicates that more liabilities than assets are expected to re-price within the time period and that falling interest rates could positively affect net interest income while rising interest rates could negatively affect net interest income. However, the traditional analysis does not accurately reflect the Bank's interest rate sensitivity since the rates on core deposits generally do not change as quickly as market rates. Historically net interest income has, in fact, not been subject to the degree of sensitivity indicated by the traditional analysis at The Juniata Valley Bank.

                                                                          11.
Capital Adequacy:

The Bank's regulatory capital ratios for the periods presented are as follows. The Corporation's regulatory capital ratios are not significantly different from the Bank's.

     Risk Weighted Assets Ratio:
                               Actual                      Required
                               ------                      --------
                     March 31,     December 31,     March 31,    December 31,
                       1998            1997           1998           1997
                   -------------   ------------   -------------  ------------

     TIER I           18.73%          18.61%          4.0%           4.0%
     TIER I & II      19.93%          19.82%          8.0%           8.0%


     Total Assets Leverage Ratio:

     TIER I           12.88%          12.82%          4.0%           4.0%

At March 31, 1998, the Corporation exceeds the regulatory requirements to be considered a "well capitalized" financial institution.

Quantitative and Qualitative Disclosures About Market Risk:

There have been no material changes in the Corporation's exposure to market risk. Please refer to the Annual Report on Form 10-k as of December 31, 1997.