Form 10-Q
period 1998-06-30
JUNIATA VALLEY FINANCIAL CORP
filed 1998-08-12
CIK 714712

                                                                             2.
                 JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
                 ---------------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                    ASSETS
                                    ------
                                                      June 31,     December 31,
                                                        1998            1997
                                                     ----------    ----------
                                                            (In thousands)
                                                    (Unaudited)

   Cash and due from banks                           $   5,942     $    6,516
   Interest-bearing deposits with banks                    322             17
   Federal funds sold                                    5,500          4,180
                                                     ---------     ----------
            Total cash and cash equivalents             11,764         10,713

   Securities available for sale                        21,365         26,487
   Securities held to maturity, fair value
      $50,560 and $40,535 respectively                  50,347         40,293
   Loans receivable net of allowance for loan
      losses $1,859 and $1,803, respectively           137,503        135,709
   Bank premises and equipment, net                      1,784          1,733
   Accrued interest receivable and other assets          6,303          5,975
                                                     ---------     ----------
          TOTAL ASSETS                               $ 229,066     $  220,910
                                                     =========     ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY:
                     -------------------------------------
   Liabilities:
      Deposits:
          Non-interest bearing deposits              $  24,849     $   22,462
          Interest bearing deposits                    170,786        166,545
                                                     ---------     ----------
            Total deposits                             195,635        189,007

      Accrued interest payable
          and other liabilities                          3,395          3,191
                                                     ---------     ----------
          Total liabilities                            199,030        192,198
                                                     ---------     ----------
   Stockholders' Equity:
      Preferred stock, no par value; 500,000 shares
         authorized; no shares issued or outstanding      -            -
      Common stock, par value $1.00, per share;
         authorized 20,000,000 shares;
         issued 1,400,389                                1,400          1,400
      Surplus                                           14,706         14,709
      Retained earnings                                 13,671         12,651
      Treasury stock, at cost 7,830 shares                (284)          (543)
      Net unrealized appreciation on securities
         available for sale, net of taxes                  543            495
                                                     ---------     ----------
          Total stockholders' equity                    30,036         28,712
                                                     ---------     ----------
          Total liabilities and                      $ 229,066     $  220,910
            stockholders' equity                     =========     ==========

                 JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY              3.
                 ---------------------------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                                  (Unaudited)

                                   For the Quarter Ended  For Six Months Ended
                                  ----------------------  --------------------
                                   June 30,     June 30,    June 30,   June 30,
                                     1998         1997        1998       1997
                                  ----------   ---------   --------- ---------
                                      (In thousands, except per share amount)
INTEREST INCOME:
  Loans receivable                $    3,192  $    3,049  $    6,319  $   6,008
  Taxable securities                     688         698       1,373      1,358
  Tax-exempt securities                  278         315         536        631
  Other                                  123          27         238         81
                                  ----------  ----------  ---------- ---------
    Total interest income              4,281       4,089       8,466      8,078

INTEREST EXPENSE ON DEPOSITS           1,988       1,931       3,941      3,830
                                  ----------  ----------  ---------- ---------
    Net interest income                2,293       2,158       4,525      4,248

PROVISION FOR LOAN LOSSES                 45          45          90         90
                                  ----------  ----------  ---------- ---------
    Net interest income, after
      provision for loan losses        2,248       2,113       4,435      4,158
                                  ----------  ----------  ---------- ---------
OTHER INCOME:
  Trust department                        50          40          95         85
  Customer service fees                   63          62         128        125
  Net realized gains on
   sales of securities                    -           65          -          65
  Other                                   42         101          85        163
                                  ----------  ----------  ---------- ---------
    Total other income                   155         268         308        438
                                  ----------  ----------  ---------- ---------
OTHER EXPENSES:
  Salaries and wages                     592         569       1,183      1,133
  Employee benefits                      211         148         404        301
  Occupancy                               76          74         150        147
  Equipment                               71          76         145        156
  Federal deposit insurance                6           6          11         11
  Director compensation                   38          65          81        130
  Taxes, other than income                71          64         134        126
  Other                                  317         378         628        690
                                  ----------  ----------  ---------- ---------

    Total other expenses               1,382       1,380       2,736      2,694
                                  ----------  ----------  ---------- ---------
INCOME BEFORE INCOME TAXES             1,021       1,001       2,007      1,902

FEDERAL INCOME TAXES                     253         231         488        435
                                  ----------  ----------  ---------- ---------
    Net income                    $      768  $      770  $    1,519 $    1,467
                                  ==========  ==========  ========== ==========
PER SHARE DATA:

    Net income                    $      .55  $      .55  $     1.10 $     1.05
                                  ==========  ==========  ========== ==========
Weighted average number of
  shares outstanding               1,387,437   1,397,110   1,386,469  1,396,733
                                   =========   =========   =========  =========

          JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY       4.

          ---------------------------------------------
         CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
         -----------------------------------------------
                           (Unaudited)





                                        For the Six months Ended
                                         ---------------------
                                        June 30,       June 30,
                                          1998           1997
                                        ---------      ---------
                                             (In Thousands)



Net Income                              $  1,519       $   1,467


Other Comprehensive Income(Loss),
     net of tax

     Unrealized gains(losses)
       on securities:

         Unrealized holding gains(losses)
          arising during the period,          48              33
          net of tax expense(benefit)
          1998 $25; 1997 $(17)

         Less: reclassification
          adjustments for gains
          included in net income
          net of tax expense
          1998 - $0 1997 - $22                 -              43

                                        ---------      ---------


         Other comprehensive
          income(loss)                        48             (10)


Comprehensive income                    $   1,567      $   1,457
                                         =========     =========

                JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
                ---------------------------------------------
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                ----------------------------------------------
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                   -----------------------------------------

                                  (Unaudited)




                                                        Net Unrealized
                                                         Appreciation
                                                        (Depreciation)
                                                         On Securities
                  Common              Retained  Treasury    Available
                   Stock    Surplus   Earnings    Stock     For Sale   Total
                   -----    -------   --------    -----     --------   -----
                                         (In Thousands)

BALANCE
  DECEMBER 31,
  1997           $ 1,400   $ 14,709   $ 12,651   $ (543)   $   495   $ 28,712

Net income
  for the six
  months ended
  June 30, 1998      -          -        1,519       -         -        1,519

Treasury Stock
  Issued for
  dividend
  reinvestment plan
  (4,571 shares)     -           10        -        167        -          177

Treasury Stock Issued
  For Employee Stock
  Purchase Plan
  (2,497 shares)     -          (13)                 92                    79

Cash Dividends
  $.36 per share     -          -         (499)      -         -         (499)

Net change in
  unrealized
  appreciation
  on securities
  available for
  sale, net of
  taxes              -          -          -        -           48         48

Balance June
  30, 1998       $ 1,400   $ 14,706   $ 13,671   $ (284)   $   543   $ 30,036
                 =======   ========   ========   =======   =======   =========

                 JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY               6.
                 ---------------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Unaudited)
               Increase (Decrease) in Cash and Cash Equivalents

                                                     For the Six Months Ended
                                                     -------------------------
                                                       June 30,     June 30,
                                                         1998         1997
                                                     ------------  -----------
                                                           (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                        $      1,519        1,467
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Provision for loan losses                                 90           90
     Provision for depreciation                                95           93
     Net amortization on premiums of securities                94           94
     Deferred directors' fees and supplemental
      retirement plan expense                                  89           80
     Payment of deferred compensation                         (74)         (71)
     Net realized gain on sale of securities                    -          (65)
     Deferred income taxes                                    (53)         (34)
     Increase in accrued interest
      receivable and other assets                            (226)        (237)
     Increase in interest payable
      and other liabilities                                   113          190
                                                     ------------  -----------
         Net cash provided by operating activities          1,647        1,607
                                                     ------------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of available for sale securities                (140)      (1,258)
   Proceeds from sales of available for sale securities       -             92
   Proceeds from maturities of and principal
    repayments on available for sale securities             5,302        2,477
   Purchases of held to maturity securities               (14,193)      (8,347)
   Proceeds from maturities of and principal
    repayments on held to maturity securities               4,079        6,539
   Net increase in loans receivable                        (1,884)      (5,253)
   Purchases of bank premises and equipment                  (145)         (50)
                                                     ------------  -----------
      Net cash used in investing activities                (6,981)      (5,800)
                                                     ------------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                 6,628        5,061
   Cash Dividends                                            (499)        (447)
   Issuance of Treasury Stock                                 256           -
   Employee stock purchase plan                                            114
                                                     ------------  -----------

      Net cash provided by financing activities             6,385        4,728
                                                     ------------  -----------
      Increase (decrease) in cash and
        cash equivalents                                    1,051          535

CASH AND CASH EQUIVALENTS:
   Beginning                                               10,713        9,022
                                                     ------------  -----------
   Ending                                            $     11,764        9.557
                                                     ============  ===========
CASH PAYMENTS FOR:
   Interest                                          $      3,916  $     3,818
                                                     ============  ===========
   Income Taxes                                      $        512          432
                                                     ============= ===========

7.


NOTE A - Basis of Presentation

The financial information includes the accounts of the Juniata Valley Financial Corp. and its wholly owned subsidiary, The Juniata Valley Bank. All significant intercompany accounts and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the six-month period ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in Juniata Valley Financial Corp. annual report on Form 10-k for the year ended December 31, 1997.

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

NOTE C - Derivative Instruments and Hedging Activities

The Financial Accounting Standards Board Issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", in June 1998. The effect of adopting the provisions of this Statement is not expected to have a material impact on the Corporation's financial position or results of operations.

NOTE D - Merger

On December 30, 1997, Juniata Valley Financial Corp. and Lewistown Trust Company entered into a definitive agreement and plan of merger providing for the merger of Lewistown Trust Company with and into the Juniata Valley Bank, a wholly owned subsidiary of Juniata Valley Financial Corp. (Juniata).

Under the terms of the definitive merger agreement, Lewistown Trust Company will be merged into the Juniata Valley Bank and Juniata will exchange one share of Juniata common stock for each share of Lewistown Trust Company common stock outstanding in a tax-free exchange. Based upon Juniata's closing price on June 30, 1998, the shares of Juniata to be received by Lewistown Trust Company shareholders would have a value of $36.8 million or $39.50 per share. The transaction consideration is approximately 2.58 times Lewistown Trust Company's book value. The transaction was completed by July 1, 1998 and has been acccounted for as a pooling of interests. The annual meeting for shareholder approval of this merger took place on May 19, 1998.

Based on June 30, 1998 financial data, the combined organization will have approximately $334 million in total assets, $192 million in loans, $296 million in deposits and $44 million in total equity. At consummation the combined subsidiary has 12 full service banking offices.

NOTE E - Year 2000

The Corporation has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the year 2000 issue and is developing an implementation plan to resolve any issues. The year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Corporation's programs that have time-sensitive software could recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure. Financial institutions are in a unique situation in that time-deposits and loans, for a number of years have had maturity dates in the future well beyond the year 2000.

The Corporation uses two major software vendors for data processing. Letters of certification have been obtained assuring that they will be year 2000 compliant in 1998 and testing can be performed by the fall of 1998 and into 1999. The vendors are still on target with these dates. Because of the data processing being outsourced, the cost of the year 2000 compliance will be shared with the two data processing vendors. Management does not feel this cost will materially impact the results of operations of the Corporation in 1998 or 1999.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Financial Condition:

Total assets of Juniata Valley Financial Corp. reached $229,066,000 as of June 30, an increase of $8,156,000 or 3.69% from December 31, 1997. The cash provided by financing activities of $6,385,000 was a result of the net increase in deposits. The funds provided by financing activities together with the funds provided by operating activities of $1,647,000 were used to purchase securities which exceeded proceeds by $4,952,000. Additional funds were used for the increase in loan demand of $1,884,000. Updating premise and equipment used $145,000 of the cash provided by financing activites. The remaining increase in funds were used as an increase in cash and cash equivalents of $1,051,000.

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

A dividend reinvestment plan for stockholders was instituted on January 1, 1996. The Corporation pays dividends semi-annually on June 1 and December 1 of every year. Under the plan additional shares of Juniata Valley Financial Corp may be purchased at market value with reinvested dividends and voluntary cash payments. The Corporation has reserved 100,000 shares of common stock for this plan. In 1996, 4,087 shares were issued and 95,913 remain unissued. In 1997, all shares to satisfy the dividend reinvestment plan were purchased on the open market. For the June 1, 1998 dividend pay date, 4,571 shares of treasury stock were issued.

An employee stock purchase plan was approved by stockholders on April 16, 1996. The first plan year began on July 1, 1996, and ended June 30, 1997. There were 62 out of 89 eligible employees that participated in the second plan year. On June 15, 1997, 3,600 shares were issued. The corporation has reserved 100,000 shares of common stock for this plan. After the issuance on June 15, 1997, there are 96,400 shares remaining to be issued. On June 15, 1998, 2,497 shares of treasury stock were issued for the second employee purchase plan year.

Results of operations:

Interest income increased $192,000 or 4.70% for the quarter and $388,000 or 4.80% for the six-months of 1998 compared to 1997. Interest expense increased $57,000 or 2.95 for the quarter and $111,000 or 2.90 for the six-months from June 30, 1997 to 1998. Interest income and expense for the first six months ended June, 30, 1998, versus 1997, are reflective of an increase of both interest earning assests and interest bearing liabilities and overall higher rates offered and paid in 1998 versus 1997. This resulted in an increase in net interest income of $277,000 or 6.52% for the six months ended June 30, 1998.

Results of operations continued:                                            10.

Other income has decreased $113,000 or 42.16% for the quarter and $130,000 or 29.68% for the first six months of 1998 over 1997. Gains on sales of securities were realized in 1997 of $65,000 and life insurance proceeds of $51,000 were received after the death of a retired Board of Director for the quarter. The remaining decrease comparing the six months results can be attributed to a decline of insurance fees earned on consumer loans.

Other expenses for the first quarter increased $2,000 and for the six months ended June 30, 1998 they increased $42,000 or 1.56%. The $50,000 increase in salary and wages for the six months ended June 30, 1998, can be attributed to annual merit increases and promotions of employees. The $103,000 increase in employee benefits is primarily due to a keyman pension plan in place for 10 years that required additional funding as employees age. The $49,000 decrease in directors compensation is due to fully funded retirement plans. The $62,000 decrease in the other category is due to a reduction in collection fees of deliquent loans.

All of these factors combined have contributed to an increase in net income of $52,000 or 3.54% for the six months ended June 30, 1998.

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

As of June 30, 1998, the Corporation had a six-month negative gap of $5,570,000. Generally a liability sensitive position indicates that more liabilities than assets are expected to reprice within the time period and that falling interest rates could positively affect net interest income while rising interest rates could negatively affect net interest income. However, the

Results of operations continued:                                          11.

traditional analysis does not accurately reflect the Bank's interest rate sensitivity since the rates on core deposits generally do not change as quickly as market rates. Historically net interest income has, in fact, not been subject to the degree of sensitivity indicated by the traditional analysis at The Juniata Valley Bank.


Capital Adequacy:

The Bank's regulatory capital ratios for the periods presented are as follows:

Risk Weighted Assets Ratio:

                               Actual                      Required
                               ------                      --------
                     June 30,      December 31,     June 30,     December 31,
                       1998            1997           1998           1997
                   -------------   ------------   -------------  ------------

     TIER I           18.59%          18.61%          4.0%           4.0%
     TIER I & II      19.78%          20.82%          8.0%           8.0%


Total Assets Leverage Ratio:

     TIER I           12.85%          12.82%          4.0%           4.0%

At June 30, 1998, the Corporation exceeds the regulatory requirements to be considered a "well capitalized" financial institution.

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

                                                                            12.
Part II.  Other Information

     Item 1.   Legal Proceedings
               None

     Item 2.   Changes in Securities
               None

     Item 3.   Defaults Upon Senior Securities
               Not applicable

     Item 4.   Submission of Matters to a Vote of Security Holders
               The annual meeting of shareholders was held on May 19, 1998. The shareholders approved the merger of Lewistown Trust Company with and into The Juniata Valley Bank.

                    Shares voted for approval of the merger 1,085,032 Shares voted against the merger 9,683
                    Shares not voted 290,776

               The shareholders also approved increasing authorized shares to 20,000,000.

                    Shares voted for increasing shares 1,179,451
                    Shares vote against increasing shares 14,968
                    Shares not voted 191,072

     Item 5.   Other Information
               None

     Item 6.   Exhibits and Reports on Form 8-K

               Form 8-K was filed on January 8, and July 10, 1998, concerning the merger of Juniata Valley Financial Corp. with Lewistown Trust Company.

               (27) Financial Data Schedule


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              Juniata Valley Financial Corp.
                            (Registrant)



Date_______________________________       By_______________________________
                                            A. Jerome Cook, Chairman & CEO


Date_______________________________       By_______________________________
                                              Linda L. Engle, Treasurer