Form 10-Q
period 1998-09-30
JUNIATA VALLEY FINANCIAL CORP
filed 1998-11-13
CIK 714712

                                                                             2.
                 JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
                 ---------------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                    ASSETS
                                    ------
                                                    September 30,  December 31,
                                                        1998            1997
                                                     ----------    -----------
                                                            (In thousands)
                                                    (Unaudited)

   Cash and due from banks                           $  10,612     $   11,469
   Interest-bearing deposits with banks                    335            117
   Federal funds sold                                    2,350          6,080
                                                     ---------     ----------
            Total cash and cash equivalents             13,297         17,666

   Securities available for sale                        63,032         73,437
   Securities held to maturity, fair value
      $64,024 and $40,534 respectively                  62,528         40,293
   Loans receivable net of allowance for loan
      losses $2,468 and $2,390, respectively           190,253        191,309
   Bank premises and equipment, net                      2,825          2,602
   Accrued interest receivable and other assets          7,418          7,115
                                                     ---------     ----------
          TOTAL ASSETS                               $ 339,353     $  332,422
                                                     =========     ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     -------------------------------------
   Liabilities:
      Deposits:
          Non-interest bearing deposits              $  31,079     $   29,795
          Interest bearing deposits                    258,674        255,343
                                                     ---------     ----------
          Total deposits                               289,753        285,138

      Accrued interest payable
          and other liabilities                          3,984          4,607
                                                     ---------     ----------
          Total liabilities                            293,737        289,745
                                                     ---------     ----------
   Stockholders' Equity:
      Preferred stock, no par value; 500,000 shares
         authorized; no shares issued or outstanding      -            -
      Common stock, par value $1.00, per share;
         authorized 20,000,000 shares;
         issued 2,332,087                                2,332          2,332
      Surplus                                           20,565         20,569
      Retained earnings                                 22,117         19,593
      Treasury stock, at cost 7,830
         and 14,898 shares                                (284)          (543)
      Net unrealized appreciation on securities
         available for sale, net of taxes                  886            726
                                                     ---------     ----------
            Total stockholders' equity                  45,616         42,677
                                                     ---------     ----------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 339,353     $  332,422
                                                     =========     ==========

                                                                             3.
                 JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
                 ---------------------------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                                  (Unaudited)

                                   For the Quarter Ended  For Nine Months Ended
                                  ----------------------  --------------------
                                   Sept 30,     Sept 30,    Sept 30,   Sept 30,
                                     1998         1997        1998       1997
                                  ----------   ---------   --------- ---------
                                      (In thousands, except per share amount)
INTEREST INCOME:
  Loans receivable                $    4,333  $    4,383  $   13,098  $  12,729
  Taxable securities                   1,559       1,309       4,150      3,862
  Tax-exempt securities                  206         398         941      1,242
  Other                                  165         105         542        287
                                  ----------  ----------  ---------- ---------
    Total interest income              6,263       6,195      18,731     18,120

INTEREST EXPENSE ON DEPOSITS           3,082       3,015       9,101      8,834
                                  ----------  ----------  ---------- ---------
    Net interest income                3,181       3,180       9,630      9,286

PROVISION FOR LOAN LOSSES                 55          45         145        175
                                  ----------  ----------  ---------- ---------
    Net interest income, after
      provision for loan losses        3,126       3,135       9,485      9,111
                                  ----------  ----------  ---------- ---------
OTHER INCOME:
  Trust department                        78          55         210        205
  Customer service fees                  105         102         306        303
  Net realized gains on
   sales of securities                   208          -          212         65
  Other                                   39          57         192        316
                                  ----------  ----------  ---------- ---------
    Total other income                   430         214         920        889
                                  ----------  ----------  ---------- ---------
OTHER EXPENSES:
  Salaries and wages                     883         793       2,495      2,384
  Employee benefits                      263         178         758        567
  Occupancy                              108         160         377        427
  Equipment                              182         107         382        319
  Federal deposit insurance                8           6          25         22
  Director compensation                   59          79         171        234
  Taxes, other than income                72          64         329        307
  Merger expense                         345          -          345         -
  Other                                  364         414       1,107      1,216
                                  ----------  ----------  ---------- ---------
    Total other expenses               2,284       1,801       5,989      5,476
                                  ----------  ----------  ---------- ---------
INCOME BEFORE INCOME TAXES             1,272       1,548       4,416      4,524

FEDERAL INCOME TAXES                     297         376       1,102      1,117
                                  ----------  ----------  ---------- ---------
    Net income                    $      975  $    1,172  $    3,314 $    3,407
                                  ==========  ==========  ========== ==========
PER SHARE DATA:
    Net income                    $      .42  $      .50  $     1.43 $     1.46
                                  ==========  ==========  ========== ==========
Weighted average number of
  shares outstanding               2,324,257   2,332,089   2,320,221  2,329,914
                                   =========   =========   =========  =========

              JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY             4.
              ---------------------------------------------
              CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
              -----------------------------------------------
                                (Unaudited)





                                               For the Nine months Ended
                                                 ----------------------
                                                Sept 30,      Sept 30,
                                                  1998          1997
                                               ---------      ---------
                                                    (In Thousands)



Net Income                                     $  3,314       $   3,407


Other Comprehensive Income(Loss),
  net of tax

  Unrealized gains(losses)
       on securities:

            Unrealized holding gains(losses)
              arising during the period,            300             319
              net of tax expense(benefit)
              1998 $154; 1997 $164

            Less: reclassification
              adjustments for gains
               included in net income
                net of tax expense
                1998-$72 1997-$22                   140              43

                                                --------       --------

              Other comprehensive
                income(loss)                        160             276


Comprehensive income                           $  3,474        $   3,683
                                               ========        =========

                 JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY            5.
                 ---------------------------------------------
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                ----------------------------------------------
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                   -----------------------------------------

                                  (Unaudited)




                                                        Net Unrealized
                                                         Appreciation
                                                        (Depreciation)
                                                         On Securities
                  Common              Retained  Treasury    Available
                   Stock    Surplus   Earnings    Stock     For Sale   Total
                   -----    -------   --------    -----     --------   -----
                                         (In Thousands)

BALANCE
  DECEMBER 31,
  1997           $ 2,332   $ 20,569   $ 19,593   $ (543)   $   726   $ 42,677

Net income
  for the nine
  months ended
  Sept 30, 1998      -          -        3,314       -         -        3,314

Treasury Stock
  Issued for
  dividend
  reinvestment plan
  (4,571 shares)     -            9        -        167        -          176

Treasury Stock Issued
  For Employee Stock
  Purchase Plan
  (2,497 shares)     -          (13)                 92                    79

Cash Dividends
  $.67 per share     -          -         (790)      -         -         (790)

Net change in
  unrealized
  appreciation
  on securities
  available for
  sale, net of
  taxes              -          -          -        -          160        160

Balance September
  30, 1998       $ 2,332   $ 20,565   $ 22,117   $ (284)   $   886   $ 45,616
                 =======   ========   ========   =======   =======   =========

                                                                             6.
                 JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
                 ---------------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Unaudited)
               Increase (Decrease) in Cash and Cash Equivalents

                                                     For the Nine Months Ended
                                                     -------------------------
                                                       Sept 30,     Sept 30,
                                                         1998         1997
                                                     -------------------------
                                                           (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                        $      3,314  $     3,407
   Adjustments to reconcile net income to net
    cash provided by operating activities:
    Provision for loan losses                                 145          175
    Provision for depreciation                                201          186
    Net amortization on premiums of securities                 86          108
    Deferred directors' fees and supplemental
     retirement plan expense                                  114          120
    Payment of deferred compensation                         (115)        (107)
    Net realized gain on sale of securities                  (212)         (65)
    Deferred income taxes                                     (76)         (47)
    Increase in accrued interest
     receivable and other assets                             (166)      (1,797)
    Increase(decrease) in interest payable
     and other liabilities                                   (621)         281
                                                     ------------  -----------
        Net cash provided by operating activities           2,670        2,261
                                                     ------------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of available for sale securities             (12,303)     (15,488)
   Proceeds from sales of available for sale securities       252           93
   Proceeds from maturities of and principal
    repayments on available for sale securities            22,708       18,526
   Purchases of held to maturity securities               (30,088)     (13,356)
   Proceeds from maturities of and principal
    repayments on held to maturity securities               7,759        8,628
   Net increase(decrease) in loans receivable                 978      (11,230)
   Purchases of bank premises and equipment                  (425)        (115)
                                                     ------------  -----------
        Net cash used in investing activities             (11,119)     (12,942)
                                                     ------------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                 4,616        9,802
   Cash dividends                                            (790)        (748)
   Issuance of Treasury Stock                                 254          -
   Employee stock purchase plan                               -            114
                                                     ------------  -----------
        Net cash provided by financing activies             4,080        9,168
                                                     ------------  -----------
        Increase (decrease) in cash and
          cash equivalents                                 (4,369)      (1,513)

CASH AND CASH EQUIVALENTS
   Beginning                                               17,666       15,142
                                                     ------------  -----------
   Ending                                            $     13,297  $    13,629
                                                     ============= ===========
CASH PAYMENTS FOR
   Interest                                          $      8,103  $     7,839
                                                     ============  ===========
   Income Taxes                                      $      1,178  $     1,097
                                                     ============  ===========

NOTE A - Basis of Presentation

The consolidated financial statements give retroactive effect to the pooling of interests merger of Juniata Valley Financial Corp. and Lewistown Trust Company as more fully described below. As a result, the consolidated balance sheets as of September 30, 1998 and December 31, 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the nine months ended September 30, 1998 and 1997 are presented as if the combining companies had been consolidated for all periods presented. The consolidated statements of stockholders' equity reflect the accounts of the Corporation as if common stock had been issued during all periods presented.

On July 1, 1998, the Lewistown Trust company merged into the Corporation. The merger was accounted for as a pooling of interests on the Corporation's books. A summary of consolidated operating results and financial condition of JVFC and LTC for the six months ended June 30, 1998.

                                         JVFC       LTC       Combined
                                       -------    -------     --------

Net loans                              137,503     54,500      192,003
Deposits                               195,635    100,243      295,878
Stockholders' equity                    30,036     14,688       44,724
Total assets                           229,066    115,507      344,573
Net interest income                      4,525      1,924        6,449
Net income                               1,519        820        2,339

As a result of the merger, each of the 931,700 outstanding shares of LTC common stock as of July 1, 1998 converted into 931,700 shares of the Corporation's common stock.

The financial information includes the accounts of the Juniata Valley Financial Corp. and its wholly owned subsidiary, The Juniata Valley Bank. All significant intercompany accounts and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the nine-month period ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in Juniata Valley Financial Corp. annual report on Form 10-K for the year ended December 31, 1997.

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

NOTE C - Derivative Instruments and Hedging Activities                     8.

The Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", in June 1998. The effect of adopting the provisions of this Statement is not expected to have a material impact on the Corporation's financial position or results of operations.


NOTE D - Year 2000

The Corporation has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the year 2000 issue and is developing an implementation plan to resolve any issues. The year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Corporation's programs that have time-sensitive software could recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major computer system failure. Financial institutions are in a unique situation in that time-deposits and loans, for a number of years have had maturity dates in to the future well beyond the year 2000.

The year 2000 project is discussed weekly by senior management and monthly at Board of Director meetings. The Chairman and C.E.O. has been named as the person reponsible for the year 2000 project. Currently the Corporation is in the testing phase of year 2000 project and to date here have been no problems encountered that any remediation is necessary. The testing will be completed by the March 1999 deadline with most of the testing being completed by December 31, 1998, including the Corporation's most critical applications.

The Corporation uses two major software vendors for data processing. Letters of certification have been obtained assuring that they will be year 2000 compliant in 1998 and testing can be performed by the fall of 1998 and into 1999. The vendors are still on target with these dates. The Federal Financial Institutions Examination Council have conducted special examinations to make sure that the software vendors are doing everything necessary to be in compliance with the year 2000 guidelines. The results of these examinations have been released to the Corporation for review.

Because of the data processing being outsourced to two data processing vendors, the cost of the year 2000 compliance will be shared with other subscribers. With the merger in July it is very difficult to separate equipment costs for the merger and the cost of what was necessary for the year 2000 project. To date approximately $25,000 has been expended that can be attributed to year 2000 project. This does not include personnel cost for the ongoing testing. Approximately $50,000 to $80,000 may be needed for future remediation costs. Management does not feel this cost will materially impact the results of operations of the Corporation in 1998 or 1999.

Another important area is the Corporation's PC network. Testing has been performed on all PC's and the software to ensure that they are year 2000 compliant. The PC and software was tested by a third party to make recommendations for upgrading or replacing. This process was completed in June of 1998 and all additional purchases of equipment and software are validated for year 2000 so that reinfection will not occur.

The Corporation has many customers and through the use of questionnaires the larger loan customers are being assessed for their potential year 2000 risk. No individual customer could materially impact the financial position of the Corporation, however, the credit risk could be increased if these customers are not addressing their year 2000 problems. As a result, problem loans and losses could increase in the following years of operation for the Corporation. Due to

NOTE D - Year 2000 continued                                               9.

uncertainities involved, it is not possible to quantify potential losses due to year 2000 at this time.

A contingency plan to provide financial services to customers will be provided to the Corporation through the software vendors currently used. A switch to other systems could be accomplished with little to no impact to customers. Management believes they would continue to operate in the year 2000 manually if necessary for a short period of time until the new systems would be in place. The manual operation would be accomplished through hiring of temporary staff until normal operations could resume. The hiring of additional staff would impact the financial results but cannot be quantified at this time. The cost of switching to the new system also cannot be quantified at this time.

Management believes that adequate resources are available to fund and address the year 2000 issue. Management also believes that the costs associated with bringing the Corporation into compliance will not have a material impact on the Corporation's financial results. However, with all remediation, testing and contingency plans there is no guarantee that these steps will fully expose all failures and problems. In addition, the Corporation relies on various third party providers, such as telecommunications and utility companies, where alternative sources or arrangements are limited or unavailable. While the Corporation continues to address year 2000 issues potential uncertainties remain.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Financial Condition:

Total assets of Juniata Valley Financial Corp. reached $339,353,000 as of September 30, an increase of $6,931,000 or 2.09% from December 31, 1997. The cash provided by financing activities of $4,080,000 was a result of the net increase in deposits. The funds provided by financing activities together with the funds provided by operating activities of $2,670,000 and the decrease in cash and cash equivalents of $4,369,000 were used to purchase securities which exceeded proceeds by $11,672,000. Updating premise and equipment used
$425,000 of the cash provided by financing activites. The loan portfolio experienced a decline of $978,000.

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

A dividend reinvestment plan for stockholders was instituted on January 1, 1996. The Corporation pays dividends semi-annually on June 1 and December 1 of every year. Under the plan additional shares of Juniata Valley Financial Corp may be purchased at market value with reinvested dividends and voluntary cash payments. The Corporation has reserved 100,000 shares of common stock for this plan. In 1996, 4,087 shares were issued and 95,913 remain unissued. For the June 1, and December 1, 1997, dividend pay dates all shares to satisfy the dividend reinvestment plan were purchased on the open market. For the June 1, 1998 dividend pay date, 4,571 shares of treasury stock were issued.

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

Results of operations:

Interest income increased $68,000 or 1.10% for the quarter and $611,000 or 3.37% for the nine-months of 1998 compared to 1997. Interest expense increased $67,000 or 2.22% for the quarter and $267,000 or 3.02% for the nine-months from September 30, 1997 to 1998. Interest income and expense for the first nine months ended September 30, 1998, versus 1997 are reflective of an increase of both interest earning assets and interest bearing liabilities and overall higher rates offered and paid in 1998 versus 1997. This resulted in an increase in net interest income of $344,000 or 3.70% for the nine months ended September 30, 1998.

Results of operations continued:                                            11.

Other income has decreased $216,000 or 100.93% for the quarter and $31,000 or 3.49% for the first nine months of 1998 over 1997. Gains on sales of securities were realized in 1998 during this quarter of $208,000 and $147,000 for the nine months ended September 30, 1998. In the other category, life insurance proceeds of $51,000 were received after the death of a retired member of the Board of Directors for the quarter ended September 30, 1997. The remaining decrease comparing the nine month results can be attributed to a decline of insurance fees earned on consumer loans.

Other expenses increased $513,000 or 9.37% for the nine months ended September 30, 1998. The increase was $483,000 or 26.82% for the quarter. Merger expenses of $345,000 recognized in July was the main reason for the increased expenses. The $111,000 increase in salary and wages for the nine months ended September 30, 1998, compared to 1997, can be attributed to annual merit increases and promotions of employees. The $191,000 increase in employee benefits is primarily due to a keyman pension plan in place for 10 years that required additional funding as employees age. The $63,000 decrease in directors compensation is due to fully funded retirement plans. The $109,000 decrease in the other category is due to a reduction in collection fees of deliquent loans.

All of these factors combined have contributed to a decrease in net income of $93,000 or 2.73% for the nine months ended September 30, 1998. If it would not have been for the one time merger expenses, net income would have increased to 3,659,000 or $252,000 comparing 1997 to 1998.

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

As of September 30, 1998, the Corporation had a nine-month negative gap of $2,376,000. Generally a liability sensitive position indicates that more liabilities than assets are expected to reprice within the time period and that

Interest Rate Sensitivity continued:

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


Capital Adequacy:

The Bank's regulatory capital ratios for the periods presented are as follows:

Risk Weighted Assets Ratio:

                               Actual                      Required
                               ------                      --------
                   September 30,   December 31,   September 30,  December 31,
                       1998            1997           1998           1997
                   -------------   ------------   -------------  ------------

     TIER I           21.09%          20.79%          4.0%           4.0%
     TIER I & II      22.27%          21.42%          8.0%           8.0%


Total Assets Leverage Ratio:

     TIER I           12.87%          12.69%          4.0%           4.0%

At September 30, 1998, the Corporation exceeds the regulatory requirements to be considered a "well capitalized" financial institution.

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

<PAGE