Form 10-K
period 1998-12-31
JUNIATA VALLEY FINANCIAL CORP
filed 1999-03-31
CIK 714712

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1998       Commission File Number 0-13232

                        JUNIATA VALLEY FINANCIAL CORP.
                        ------------------------------
             (Exact name of registrant as specified in its charter)

          Pennsylvania                                      23-2235254
          ------------                                      ----------
  (State or other jurisdiction of                (I.R.S. Employer Identification
  incorporation or organization)                             Number)

         Bridge & Main Streets, PO Box 66, Mifflintown, PA  17059-0066
         -------------------------------------------------------------
           (Address or principal executive offices)       (Zip Code)

      Registrant's telephone number, including area code:  (717) 436-8211
                                                           --------------

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                    Common Stock, Par Value $1.00 Per Share
                    ---------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of January 31, 1999.

                  Common Stock, $1.00 Par Value - $85,632,939
                  -------------------------------------------

Indicate the number of shares outstanding of each issuer's classes of common stock, as of January 31, 1999.

                   Common Stock, $1.00 Par Value - 2,330,148
                   -----------------------------------------

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Annual Report to Shareholders for the year ended December 31, 1998 are incorporated by reference into Parts I, II and III.

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held April 20, 1999, are incorporated by reference into Part III.

PART I

Item 1.  Business

         Incorporate by reference are the data appearing on Pages 7 through 14 of the 1998 Annual Report.

Item 2.  Properties

         The physical properties of the Corporation are all owned or leased by the Bank.

         The Bank owns the buildings located at: Bridge and Main Streets, Mifflintown, Pennsylvania (its corporate headquarters); 301 Market Street, Port Royal, Pennsylvania; corner of Main and School Streets, McAlisterville, Pennsylvania; Four North Market Street, Millerstown, Pennsylvania; Main Street, Blairs Mills, Pennsylvania; Monument Square, Lewistown, Pennsylvania; Route 322, Reedsville, Pennsylvania; 100 East Market Street, Lewistown, Pennsylvania; 100 West Water Street, Lewistown, Pennsylvania; 320 South Logan Boulevard, Burnham, Pennsylvania. In addition thereto, the Bank leases two offices. One, in the Shopping Plaza located on Legislative Route 31, Mifflintown, Pennsylvania, which lease with extensions expires in 2007. The second one is located in the Wal-Mart Supercenter, Lewistown, Pennsylvania, which expires in 2001. All of the buildings used by the Bank are freestanding and are used exclusively for banking purposes.

Item 3.  Legal Proceedings

         The nature of the Corporation's and Bank's business, at times, generated litigation involving matters arising in the ordinary course of business. However, in the opinion of management of the Corporation, there are no proceedings pending to which the Bank is a party or to which its property is subject, which, if determined adversely to the Bank, would be material in relation to the Bank's financial condition, nor are there any proceedings pending other than ordinary routine litigation incident to the business of the Bank. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Bank by government authorities or others.

Item 4.  Submission of Matters to a Vote of Security Holders

         None

PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
         Matters

         Incorporated by reference are the data appearing on Page 2 of the 1998 Annual Report.

Item 6.  Selected Financial Data

         Incorporated by reference are the data appearing on page 15 and 16 of the 1998 Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Incorporated by reference are the data appearing on Pages 17 through 31 of the 1998 Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         Incorporated by reference are the data appearing on Pages 27 through 29.

Item 8.  Financial Statements and Supplementary Data

         Incorporated by reference are the financial statements and notes on Pages 32 through 52 of the 1998 Annual Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         None

PART III

Item 10. Directors and Executive Officers of the Registrant

         Incorporated by reference is in information appearing under the captions "Election of Directors of JVF" and "Remuneration of Executive Officers" in the Proxy Statement.

Item 11. Executive Compensation

         Incorporated by reference in the proxy statement under the caption "Remuneration of Executive Officers."

Item 12. Security Ownership of Certain Beneficial Owners and Management

         Incorporated by reference is the following information contained in the Proxy Statement filed under the captions "Election of Directors of JVF" and "Management of JVF and the Bank."

Item 13. Certain Relationships and Related Transactions

         Incorporated by reference is the information pertaining to transactions with directors and officers of the Bank within the footnote "Transactions with Executive Officers and Directors' and Page 48 of the 1998 Annual Report.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a)  1.  Financial Statements

                  The Consolidated Financial Statements of Juniata Valley Financial Corp., as included in the 1998 Annual Report to Shareholders, are incorporated in this report by reference.

              2. All schedules are omitted because they are not applicable, the data is not significant, or the required information is shown in the financial statements or the notes thereto.

         (b)  Reports on Form 8-K

              None

         (c)  Exhibits

              (13)  Annual Report To Shareholders
              (21) Subsidiaries of the Registrant - As of the date of this report Juniata Valley Bank is the only subsidiary of the Registrant
              (23)  Consent of Beard & Company, Inc., Independent Auditors
              (27)  Financial Data Schedule

      Signatures

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  JUNIATA VALLEY FINANCIAL CORP. (REGISTRANT)
                              Date: March 22, 1999

                    By
                       ----------------------------------
                                A. Jerome Cook
                Director, Chairman and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


--------------------------              ---------------------------
Harry B. Fairman, Jr.                   Joe E. Benner
Director                                Director
Date: March 22, 1999                    Date: March 22, 1999


--------------------------              ---------------------------
Ronald H. Witherite                     A. Jerome Cook
Vice Chairman, Secretary                Chairman
Date: March 22, 1999                    Date: March 22, 1999


--------------------------              ---------------------------
Edward R. Rhodes                        Karl E. Guss
Director                                Director
Date: March 22, 1999                    Date: March 22, 1999


--------------------------              ---------------------------
Don E. Haubert                          Dale G. Nace
Director                                Director
Date: March 22, 1999                    Date: March 22, 1999


--------------------------              ---------------------------
John A. Renninger                       Harold B. Shearer
Director                                Director
Date: March 22, 1999                    Date: March 22, 1999

--------------------------              ---------------------------
Francis J. Evanitsky                    Charles L. Hershberger
President                               Director
Date: March 22, 1999                    Date: March 22, 1999


--------------------------              ---------------------------
Philip E. Gingrich, Jr.                 Robert K. Metz, Jr.
Director                                Director
Date: March 22, 1999                    Date: March 22, 1999


--------------------------              ---------------------------
Marshall L. Hartman                     Richard M. Scanlon, DMD
Director                                Director
Date: March 22, 1999                    Date: March 22, 1999


--------------------------              ---------------------------
Timothy I. Havice                       Jan G. Snedeker
Director                                Director
Date: March 22, 1999                    Date: March 22, 1999


--------------------------              ---------------------------
John M. Wilson                          Linda L. Engle
Director                                Chief Financial Officer
Date: March 22, 1999                    Chief Accounting Officer
                                        Date: March 22, 1999