Form 10-Q
period 1999-03-31
JUNIATA VALLEY FINANCIAL CORP
filed 1999-05-13
CIK 714712

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT 1934

For the quarterly period ended                March 31, 1999
                                      ---------------------------------
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                                      --------------     --------------
Commission File Number                         2-81699
                              -----------------------------------------
                        Juniata Valley Financial Corp.
----------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Pennsylvania                           23-2235254
------------------------                      ---------------
(State or other jurisdiction of               (I.R.S. Employer
 incorporation or organization)                Identification No.)

Bridge and Main Streets, Mifflintown, Pennsylvania              17059
--------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

                                (717) 436-8211
-------------------------       ---------------------------------------
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
                Class              Outstanding as of March 31, 1999
-------------------------          ------------------------------------
     Common Stock ($1.00 par value)      2,319,855 shares

                                                                             2.
                 JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
                 ---------------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                    ASSETS
                                    ------
                                                      March 31,    December 31,
                                                        1999            1998
                                                     ----------    -----------
                                                            (In Thousands)
                                                    (Unaudited)

   Cash and due from banks                           $   8,778     $   12,284
   Interest-bearing deposits with banks                    689            619
   Federal funds sold                                    6,100          7,825
                                                     ---------     ----------
            Total cash and cash equivalents             15,567         20,728

   Securities available for sale                        50,530         54,720
   Securities held to maturity, fair value
      $76,160 and $69,444 respectively                  75,566         68,785
   Loans receivable net of allowance for loan
      losses $2,501 and $2,477, respectively           188,843        189,485
   Bank premises and equipment, net                      2,838          2,876
   Accrued interest receivable and other assets          7,903          7,263
                                                     ---------     ----------
          TOTAL ASSETS                               $ 341,247     $  343,857
                                                     =========     ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     -------------------------------------
   Liabilities:
      Deposits:
          Non-interest bearing deposits              $  35,281     $   36,114
          Interest bearing deposits                    255,099        357,776
                                                     ---------     ----------
          Total deposits                               290,380        293,890

      Accrued interest payable
          and other liabilities                          4,364          3,987
      Dividend Payable                                   1,160            -
                                                     ---------     ----------
          Total liabilities                            295,904        297,877
                                                     ---------     ----------
   Stockholders' Equity:
      Preferred stock, no par value; 500,000 shares
         authorized; no shares issued or outstanding      -            -
      Common stock, par value $1.00, per share;
         authorized 20,000,000 shares;
         issued 2,332,086                                2,332          2,332
      Surplus                                           20,580         20,580
      Retained earnings                                 22,160         22,322
      Treasury stock, at cost 1999 12,229 shares;
         1998 1,938 shares                                (449)           (70)
      Accumulated other comprehensive income               720            816
                                                     ---------     ----------
            Total stockholders' equity                  45,343         45,980
                                                     ---------     ----------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 341,247     $  343,857
                                                     =========     ==========

                 JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY               3.
                 ---------------------------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                                  (Unaudited)

                                               For the Quarter Ended
                                              ----------------------
                                               March 31,   March 31,
                                                 1999         1998
                                              ----------  ----------
                                               (In Thousands, except
                                                Per Share Amounts)
Interest income:
  Loans receivable, including fees            $    4,192  $    4,341
  Taxable securities                               1,128       1,297
  Tax-exempt securities                              539         355
  Other                                              118         171
                                              ----------  ----------
    Total interest income                          5,977       6,164

Interest expense on deposits                       2,877       2,977
                                              ----------  ----------
    Net interest income                            3,100       3,187

Provision for loan losses                             30          45
                                              ----------  ----------
    Net interest income after
      provision for loan losses                    3,070       3,142
                                              ----------  ----------
Other income:
  Trust department                                    70          64
  Customer service fees                              116          98
  Other                                               91          66
                                              ----------  ----------
    Total other income                               277         228
                                              ----------  ----------
Other expenses:
  Salaries and wages                                 913         772
  Employee benefits                                  262         232
  Occupancy                                          118          93
  Equipment                                          223         200
  Federal deposit insurance premiums                  11          10
  Director compensation                               71          59
  Taxes, other than income                            99         189
  Other                                              340         307
                                              ----------  ----------
    Total other expenses                           2,037       1,862
                                              ----------  ----------
    Income before income taxes                     1,310       1,508

Federal income taxes                                 312         377
                                              ----------  ----------
    Net income                                $      998  $    1,131
                                              ==========  ==========
Basic earnsings per share                            .43         .49
                                              ==========  ==========
Weighted average number of
  shares outstanding                           2,327,626   2,317,191
                                              ==========  ==========

                                                                          4.
                 JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
                 ---------------------------------------------
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                ----------------------------------------------
                   FOR THE THREE MONTHS ENDED MARCH 31, 1999
                   -----------------------------------------
                                  (Unaudited)




                                                         Accumulated
                                                            Other
                  Common              Retained  Treasury Comprehensive
                   Stock    Surplus   Earnings    Stock     Income     Total
                  ------    -------   --------  --------  ----------   -----
                                         (In thousands)



BALANCE,
  DECEMBER 31,
  1999           $ 2,332   $ 20,580   $ 22,322   $  (70)   $   816   $ 45,980
                                                                     --------

Net income for
  the three
  months ended
  March 31, 1999     -          -          998       -          -         998


Change in
  unrealized
  gains (losses)
  on securities
  available for
  sale, net of
  reclassification
  adjustment and
  tax effects        -          -          -         -        (96)       (96)
                                                                     --------

       Total Comprehensive Income                                         902
                                                                     --------

Cash dividends,
  $.50 per share                        (1,160)                        (1,160)

Treasury stock
  acquired           -          -          -        (379)       -        (379)
                 -------   --------   --------   -------    -------   -------

Balance March
  31, 1999       $ 2,332   $ 20,580   $ 22,160   $ (449)   $   720   $ 45,343
                 =======   ========   ========   =======   =======   ========

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

                                                     For the Three Months Ended
                                                     -------------------------
                                                       March 31,    March 31,
                                                         1999         1998
                                                     -------------------------
                                                           (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                        $        998  $     1,131
   Adjustments to reconcile net income to net
    cash provided by operating activities:
    Provision for loan losses                                  30           45
    Provision for depreciation                                 70           66
    Net amortization on premiums of securities                 79           60
    Deferred directors' fees and supplemental
     retirement plan expense                                   77           38
    Payment of deferred compensation                          (30)         (30)
    Deferred income taxes                                     (38)         (36)
    Increase (decrease) in accrued interest
     receivable and other assets                              488         (469)
    Increase in accrued interest payable
     and other liabilities                                    401           73
                                                     ------------  -----------
        Net cash provided by operating activities           2,075          878
                                                     ------------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of available for sale securities                 -         (2,493)
   Proceeds from maturities of and principal
    repayments on available for sale securities             4,023        5,029
   Purchases of held to maturity securities               (11,973)      (5,307)
   Proceeds from maturities of and principal
    repayments on held to maturity securities               5,153        1,647
   Net (decrease) in loans receivable                         642          131
   Net purchases of bank premises and equipment               (32)        (53)
                                                     ------------  -----------
        Net cash used in investing activities              (2,187)      (1,046)
                                                     ------------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in deposits                     (3,510)       7,110
   Cash dividends                                          (1,160)         -
   Purchase of treasury stock                                (379)         -
                                                     ------------  -----------
     Net cash provided (used) by financing activties       (5,049)       7,110
                                                     ------------  -----------
        Increase (decrease) in cash and
          cash equivalents                                 (5,161)       6,942

CASH AND CASH EQUIVALENTS
   Beginning                                               20,728       17,666
                                                     ------------  -----------
   Ending                                            $     15,567  $    24,608
                                                     ============= ===========
CASH PAYMENTS FOR
   Interest                                          $      2,873  $     2,968
                                                     ============  ===========

                                                                              6.
NOTE A - Basis of Presentation

The financial information includes the accounts of the Juniata Valley Financial Corp. and its wholly owned subsidiary, The Juniata Valley Bank. All significant intercompany accounts and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three-month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in Juniata Valley Financial Corp. annual report on Form 10-k for the year ended December 31, 1998.

NOTE B - Accounting Standards

The Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", in June 1998. The Corporation is required to adopt the Statement on January 1, 2000. The adoption of the Statement is not expected to have a significant impact on the financial condition or results of operations of the Corporation.

NOTE C - Year 2000

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

The year 2000 is discussed weekly by senior management and monthly at Board of Director meetings. The Chairman and C.E.O. has been named as the person responsible for the year 2000. Currently the Corporation is in the testing phase of year 2000 and to date there have been no problems encountered that any remediation is necessary. The testing will be completed by the June 1999 deadline. Most of the testing was completed by December 31, 1998.

The Corporation uses two major software vendors for data processing. Letters of certification have been obtained assuring that they will be year 2000 compliant in 1998 and testing commenced in the fall of 1998. The vendors are still on target with these dates. The Federal Financial Institutions Examination Council have conducted special examinations to make sure that the software vendors are doing everything necessary to be in compliance with the year 2000 guidelines. The results of these examinations have been released to the Corporation for review.
Because of the data processing being outsourced, the cost of the year 2000 compliance will be shared with the two data processing vendors. Because of the merger in July it is very difficult to separate equipment costs for the merger and the cost of what was necessary for the year 2000. To date approximately $35,000 has been expended that can be attributed to year 2000. This does not include personnel cost for the ongoing testing. Approximately $70,000 to $80,000 may be needed for future remediation costs. Management does not feel this cost will materially impact the results of operations of the Corporation in 1999.

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

The Corporation has many customers and through the use of questionnaires the larger loan customers are being assessed for their potential year 2000 risk.
No individual customer could materially impact the financial position of the Corporation, however the credit risk could be increased if these customers are not addressing their year 2000 problems. As a result, problem loans and losses could increase in the following years of operation for the Corporation. Due to uncertainties involved, it is not possible to quantify potential losses due to year 2000 at this time.

A contingency plan to provide financial services to customers will be provided to the Corporation through the software vendors currently used. A switch to other systems could be accomplished with little to no impact to customers. Managements believes they would continue to operate in the year 2000 manually if necessary until the new systems would be in place. The manual operation would be accomplished through hiring of temporary staff until normal operations could resume. The hiring of additional staff would impact the financial results but cannot be quantified at this time. The cost of switching to the new system also cannot be quantified at this time.

Management believes that adequate resources are available to fund and address the year 2000 issue. Management also believes that the costs associated with bringing the Corporation into compliance will not have a material impact on the Corporation's financial results. However, with all remediation, testing and contingency plans there is no guarantee that these steps will fully expose all failures and problems. In additional, the Corporation relies on various third party providers, such as telecommunications and utility companies, where alternative sources or arrangements are limited or unavailable. While the Corporation continues to address year 2000 issues potential uncertainties remain.

                                                                          9.
MANAGEMENT'S DISCUSSION AND ANALYSIS

Financial Condition:

Total assets of Juniata Valley Financial Corp. reached $341,247,000 as of March 31, a decrease of $2,610,000 or .76% from December 31, 1998. The cash provided by operating activities of $2,075,000 were used to purchase securities which exceeded proceeds by $2,797,000. During the first quarter of 1999 the Bank experienced a decrease in loan demand which declined by $642,000. Updating premise and equipment used $32,000. The Bank also experienced a decline in deposits of $3,510,000. Along with the special $.50 dividend and the $379,000 to buy treasury stock the Bank had a decline of $5,161,000 in cash and cash equivalents to fund this activity.

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

A dividend reinvestment plan for stockholders was instituted on January 1, 1996. The Corporation pays dividends semi-annually on June 1 and December 1 of every year. Under the plan additional shares of Juniata Valley Financial Corp may be purchased at market value with reinvested dividends and voluntary cash payments. The Corporation has reserved 100,000 shares of common stock for this plan. In 1996, 4,087 shares were issued and 95,913 remain unissued. For the June 1, and December 1, 1997, dividend pay dates all shares to satisfy the dividend reinvestment plan were purchased on the open market. For the June 1, 1998, dividend pay date 4,571 shares of treasury stock was issued. For the December 1, 1998, dividend pay date 5,892 shares were issued from treasury stock.

An employee stock purchase plan was approved by stockholders on April 16, 1996. The first plan year began on July 1, 1996, and ended June 30, 1997. There were 62 out of 89 eligible employees that participated in the second plan year. On June 15, 1997, 3,600 shares were issued. The Corporation has reserved 100,000 shares of common stock for this plan. After the issuance on June 15, 1997, there are 94,400 shares remaining to be issued. On

                                                                             10.
June 15, 1998, 2,497 shares of treasury stock was issued for the second employee stock purchase plan year.

Results of operations:

Interest income decreased $187,000 or 3.03% for the quarter ended March 31, 1999. Interest expense decreased $100,000 or 3.36% for the quarter. Interest income and expense for the first three months ended March 31, 1999, versus 1998, are reflective of a decrease of both interest earning assets and interest bearing liabilities and overall lower rates offered and paid in 1999 versus 1998. This resulted in a decrease in net interest income of $87,000 or 2.73% for the three months ended March 31, 1999.
Other income has increased $49,000 or 21.49% for the quarter in 1999 over 1998. Trust department income has increased $6,000 and customer service fees have increased $18,000. This is a result of higher volumes of transactions for customers and not as a result of higher fees. The other category has increased $25,000 in 1999 over 1998. This can be attributed to an increased in mutual fund commissions of $9,000; a $12,000 increase in the fee from credit life and disability insurance on consumer loans; and a $4,000 increase in fees earned on debit card resulting from higher transactions.

Other expenses increased $175,000 or 9.40% for the three months ended March 31, 1999. The $141,000 increase in salary and wages for the quarter ended March 31, 1999, compared to 1998, can be attributed to annual merit increases and promotions of employees. The $30,000 increase in employee benefits is primarily due to a keyman pension plan in place for 10 years that required additional funding as employees age. The $23,000 increase equipment cost is due to increased equipment needs and maintenance after the merger. The $90,000 decrease in taxes is due to Lewistown Trust's booking of Pennsylvania Shares tax when paid versus allocating the expense monthly.

All of these factors combined have contributed to an decrease in net income of $133,000 or 11.76% for the three months ended March 31, 1999.

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

                                                                             11.
Principal sources of asset liquidity are provided by securities maturing in one year or less, other short-term investments such as Federal Funds sold and cash and due from banks. Liability liquidity, which is more difficult to measure, can be met by attracting deposits and maintaining the core deposit base. The Corporation joined the Federal Home Loan Bank of Pittsburgh in August of 1993 for the purpose of providing short-term liquidity when other sources are unable to fill these needs.

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

As of September 30, 1998, the Corporation had a three-month negative gap of $8,324,000. Generally a liability sensitive position indicates that more liabilities than assets are expected to re-price within the time period and that falling interest rates could positively affect net interest income while rising interest rates could negatively affect net interest income. However, the traditional analysis does not accurately reflect the Bank's interest rate sensitivity since the rates on core deposits generally do not change as quickly as market rates. Historically net interest income has, in fact, not been subject to the degree of sensitivity indicated by the traditional analysis at The Juniata Valley Bank.

Capital Adequacy:

The Bank's regulatory capital ratios for the periods presented are as follows:


Risk Weighted Assets Ratio:

                                 Actual                     Required
                           March 31,  December 31,     March 31, December 31,
                             1999        1998             1999        1998

TIER I                      21.24%       21.16%           4.0%         4.0%
TIER I & II                 22.43%       22.36%           8.0%         8.0%

                                                                             12.
Total Assets Leveraged Ratio:

TIER I                       13.08%      13.12%           4.0%         4.0%

At September 30, 1998, the Corporation exceeds the regulatory requirements to be considered a "well capitalized" financial institution.

Quantitative and Qualitative Disclosures About Market Risk:

There have been no material changes in the Corporation's exposure to market risk. Please refer to the Annual Report on Form 10-k as of December 31, 1998.

                                                                            13.
Part II.  Other Information

     Item 1.   Legal Proceedings
               None

     Item 2.   Changes in Securities
               None

     Item 3.   Defaults Upon Senior Securities
               Not applicable

     Item 4.   Submission of Matters to a Vote of Security Holders
               Not applicable

     Item 5.   Other Information
               None

     Item 6.   Exhibits and Reports on Form 8-K

               Form 8-K was filed on February 23, 1999, concerning the $.50 cash dividend and repurchase of 5% of Juniata Valley Financial Corp. outstanding shares of common stock.

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


                                              Juniata Valley Financial Corp.
                            (Registrant)



Date_______________________________       By_______________________________
                                              A. Jerome Cook, Chairman


Date_______________________________       By_______________________________
                                              Linda L. Engle, Treasurer