Form 10-Q
period 1999-06-30
JUNIATA VALLEY FINANCIAL CORP
filed 1999-08-06
CIK 714712

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT 1934

For the quarterly period ended                June 30, 1999
                                      ---------------------------------
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                                      --------------     --------------
Commission File Number                         2-81699
                              -----------------------------------------
                        Juniata Valley Financial Corp.
----------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Pennsylvania                           23-2235254
------------------------                      ---------------
(State or other jurisdiction of               (I.R.S.Employer
 incorporation or organization)                Identification No.)

Bridge and Main Streets, Mifflintown, Pennsylvania              17059
--------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

                                (717) 436-8211
-------------------------       ---------------------------------------
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
                Class              Outstanding as of June 30, 1999
-------------------------          ------------------------------------
     Common Stock ($1.00 par value)      2,295,701 shares

                                                                             2.
                 JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
                 ---------------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                    ASSETS
                                    ------
                                                      June 30,     December 31,
                                                        1999            1998
                                                     ----------    -----------
                                                            (In thousands)
                                                    (Unaudited)

   Cash and due from banks                           $   8,748     $   12,284
   Interest-bearing deposits with banks                    693            619
   Federal funds sold                                    3,400          7,825
                                                     ---------     ----------
            Total cash and cash equivalents             12,841         20,728

   Securities available for sale                        46,398         54,720
   Securities held to maturity, fair value
      $74,753 and $69,444 respectively                  75,742         68,785
   Loans receivable net of allowance for loan
      losses $2,489 and $2,477, respectively           194,265        189,485
   Bank premises and equipment, net                      2,818          2,876
   Accrued interest receivable and other assets          8,056          7,263
                                                     ---------     ----------
          TOTAL ASSETS                               $ 340,120     $  343,857
                                                     =========     ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     -------------------------------------
   Liabilities:
      Deposits:
          Non-interest bearing deposits              $  34,473     $   36,114
          Interest bearing deposits                    256,988        257,776
                                                     ---------     ----------
          Total deposits                               291,461        293,890

      Accrued interest payable
          and other liabilities                          4,184          3,987
                                                     ---------     ----------
          Total liabilities                            295,645        297,877
                                                     ---------     ----------
   Stockholders' Equity:
      Preferred stock, no par value; 500,000 shares
         authorized; no shares issued or outstanding      -            -
      Common stock, par value $1.00, per share;
         authorized 20,000,000 shares;
         issued 2,332,083                                2,332          2,332
      Surplus                                           20,572         20,580
      Retained earnings                                 22,367         22,322
      Treasury stock, at cost 1999 36,382 shares;
         1998 1,938 shares                              (1,312)           (70)
      Accumulated other comprehensive income               516            816
                                                     ---------     ----------
            Total stockholders' equity                  44,475         45,980
                                                     ---------     ----------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 340,120     $  343,857
                                                     =========     ==========

                 JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY              3.
                 ---------------------------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                                  (Unaudited)

                                   For the Quarter Ended  For Six Months Ended
                                  ----------------------  --------------------
                                   June 30,     June 30,    June 30,   June 30,
                                     1999         1998        1999       1998
                                  ----------   ---------   --------- ---------
                                      (In thousands, except per share amount)
INTEREST INCOME:
  Loans receivable                $    4,272  $    4,424  $    8,464  $   8,764
  Taxable securities                   1,085       1,293       2,214      2,591
  Tax-exempt securities                  563         380       1,102        735
  Other                                  105         206         223        377
                                  ----------  ----------  ---------- ---------
    Total interest income              6,025       6,303      12,003     12,467

INTEREST EXPENSE ON DEPOSITS           2,849       3,041       5,727      6,018
                                  ----------  ----------  ---------- ---------
    Net interest income                3,176       3,262       6,276      6,449

PROVISION FOR LOAN LOSSES                 30          45          60         90
                                  ----------  ----------  ---------- ---------
    Net interest income, after
      provision for loan losses        3,146       3,217       6,216      6,359
                                  ----------  ----------  ---------- ---------
OTHER INCOME:
  Trust department                       100          69         170        133
  Customer service fees                   91         102         182        200
  Net realized gains on
   sales of securities                    -            4         -            4
  Other                                  116          87         232        153
                                  ----------  ----------  ---------- ---------
    Total other income                   307         262         584        490
                                  ----------  ----------  ---------- ---------
OTHER EXPENSES:
  Salaries and wages                     918         840       1,832      1,613
  Employee benefits                      277         263         539        496
  Occupancy                              139         176         256        269
  Equipment                              229         150         453        350
  Federal deposit insurance                8           7          20         17
  Director compensation                   71          53         142        112
  Taxes, other than income               112          67         211        256
  Other                                  261         287         600        593
                                  ----------  ----------  ---------- ---------
    Total other expenses               2,015       1,843       4,053      3,706
                                  ----------  ----------  ---------- ---------
INCOME BEFORE INCOME TAXES             1,438       1,636       2,747      3,143

FEDERAL INCOME TAXES                     357         393         669        770
                                  ----------  ----------  ---------- ---------
    Net income                    $    1,081  $    1,243  $    2,078 $    2,373
                                  ==========  ==========  ========== ==========
PER SHARE DATA:
    Basic earnings                $      .47  $      .54  $      .90 $     1.02
                                  ==========  ==========  ========== ==========
Weighted average number of
  shares outstanding               2,300,928   2,319,137   2,314,203  2,318,169
                                   =========   =========   =========  =========

                                                                          4.
                 JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED JUNE 30, 1999

                                  (Unaudited)



                                                         Accumulated
                                                            Other
                  Common              Retained  Treasury Comprehensive
                   Stock    Surplus   Earnings    Stock     Income     Total
                  ------    -------   --------  --------  ----------   -----
                                         (In thousands)



Balance,
  December 31,
  1998           $ 2,332   $ 20,580   $ 22,322   $  (70)   $   816   $ 45,980
                                                                     --------

Net income for
  the six
  months ended
  June 30, 1999      -          -        2,078       -          -       2,078


Change in
  unrealized
  gains (losses)
  on securities
  available for
  sale, net of
  reclassification
  adjustment and
  tax effects        -          -          -         -        (300)      (300)
                                                                     --------

       Total Comprehensive Income                                       1,778
                                                                     --------
Treasury stock
  acquired          -           -         -     (1,500)       -        (1,500)

Treasury stock issued
  for dividend reinvestment
  plan (6,277 shares) -       (8)         -        230        -           222

Treasury stock issued
  for employee stock purchase
  plan (753 shares) -         -           -         28        -            28

Cash dividends,
  $.88 per share     -         -        (2,033)     -         -        (2,033)
                  ------   --------   -------    -------    -------   -------

Balance June
  30, 1999       $ 2,332   $ 20,572   $ 22,367   $(1,312)  $   516   $ 44,475

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

                                                     For the Six Months Ended
                                                     -------------------------
                                                       June 30,     June 30,
                                                         1999         1998
                                                     -------------------------
                                                           (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                        $      2,078  $     2,373
   Adjustments to reconcile net income to net
    cash provided by operating activities:
    Provision for loan losses                                  60           90
    Provision for depreciation                                139          133
    Net amortization on securities' premium                    73          128
    Net realized gains on sales of securities                  -            (4)
    Deferred directors' fees and supplemental
     retirement plan expense                                   84           89
    Payment of deferred compensation                          (83)         (74)
    Deferred income taxes                                     (48)         (53)
    Increase in accrued interest
     receivable and other assets                             (490)        (303)
    Increase (decrease) in accrued interest payable
     and other liabilities                                     87         (257)
                                                     ------------  -----------
        Net cash provided by operating activities           1,900        2,122
                                                     ------------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of available for sale securities                (415)     (10,863)
   Proceeds from sales of available for sale securities       -            407
   Proceeds from maturities of and principal
    repayments on available for sale securities             8,294       13,019
   Purchases of held to maturity securities               (13,973)     (14,193)
   Proceeds from maturities of and principal
    repayments on held to maturity securities               6,932        4,079
   Net (decrease) in loans receivable                      (4,840)        (773)
   Net purchases of bank premises and equipment               (81)        (145)
                                                     ------------  -----------
        Net cash used in investing activities              (4,083)      (8,469)
                                                     ------------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in deposits                     (2,429)      10,247
   Cash dividends                                          (2,033)        (790)
   Purchase of treasury stock                              (1,500)         -
   Treasury stock issued                                      258          254
                                                     ------------       ------
Net cash provided (used) by financing activties            (5,704)       9,711
                                                     ------------       ------
        Increase (decrease) in cash and
          cash equivalents                                 (7,887)       3,364

CASH AND CASH EQUIVALENTS
   Beginning                                               20,728       17,667
                                                     ------------  -----------
   Ending                                            $     12,841  $    21,031
                                                     ============= ===========
CASH PAYMENTS FOR
   Interest                                          $      5,708  $     5,697
                                                     ============  ===========
   Income taxes                                      $        724  $       795
                                                     ============  ===========

NOTE A - Basis of Presentation

The financial information includes the accounts of the Juniata Valley Financial Corp. and its wholly owned subsidiary, The Juniata Valley Bank. All significant intercompany accounts and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the six-month period ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in Juniata Valley Financial Corp. annual report on Form 10-k for the year ended December 31, 1998.

NOTE B - Accounting Standards

The Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", in June 1998. Statement No. 133 was amended by Statement No. 137 which deferred the effective date of Statement No. 133. The Corporation is required to adopt the Statement no later than January 1, 2001. The adoption of the Statement is not expected to have a significant impact on the financial condition or results of operations of the Corporation.

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

The year 2000 is discussed weekly by senior management and monthly at Board of Director meetings. The Chairman and C.E.O. has been named as the person responsible for the year 2000. Currently the Corporation is in the testing phase of year 2000 and to date there have been no problems encountered that any remediation is necessary. The testing was completed by June 30, 1999.

The Corporation uses two major software vendors for data processing. Letters of certification have been obtained assuring that they will be year 2000 compliant in 1998 and testing commenced in the fall of 1998. The vendors are still on target with these dates. The Federal Financial Institutions Examination Council have conducted special examinations to make sure that the software vendors are doing everything necessary to be in compliance with the year 2000 guidelines. The results of these examinations have been released to the Corporation for review.
Because of the data processing being outsourced, the cost of the year 2000 compliance will be shared with the two data processing vendors. Because of the merger in July it is very difficult to separate equipment costs for the merger and the cost of what was necessary for the year 2000. To date approximately $45,000 has been expended that can be attributed to year 2000. This does not include personnel cost for the ongoing testing. Approximately $70,000 to $80,000 may be needed for future remediation costs. Management does not feel this cost will materially impact the results of operations of the Corporation in 1999.

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

A contingency plan to provide financial services to customers will be provided to the Corporation through the software vendors currently used. A switch to other systems could be accomplished with little to no impact to customers. Managements believes they would continue to operate in the year 2000, manually if necessary, until the new systems would be in place. The manual operation would be accomplished through hiring of temporary staff until normal operations could resume. The hiring of additional staff would impact the financial results but cannot be quantified at this time. The cost of switching to the new system also cannot be quantified at this time.

Management believes that adequate resources are available to fund and address the year 2000 issue. Management also believes that the costs associated with bringing the Corporation into compliance will not have a material impact on the Corporation's financial results. However, with all remediation, testing and contingency plans there is no guarantee that these steps will fully expose all failures and problems. In additional, the Corporation relies on various third party providers, such as telecommunications and utility companies, where alternative sources or arrangements are limited or unavailable. While the Corporation continues to address year 2000 issues, potential uncertainties remain.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Forward Looking Statements:

The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words "believes," "anticipates," "contemplates," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates, risks associated with the effect of opening a new branch, the ability to control costs and expenses, and general economic conditions. The Corporation undertakes no obligation to publicly release the results of any revisions to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Financial Condition:

Total assets of Juniata Valley Financial Corp. reached $340,120,000 as of June 30, 1999, a decrease of $3,737,000 or 1.09% from December 31, 1998. The cash provided by operating activities of $1,900,000 was used to fund loan growth of $4,840,000. Loan growth was also funded by the overall decline in cash and cash equivalents of $7,887,000. Securities proceeds exceeded purchases by $838,000 which provided cash and updating premise and equipment used $81,000 of cash. The Bank experienced a decline in deposits of $2,429,000. Along with an $.88 per share dividend and the $1,500,000 to buy treasury stock the Bank had a decline of $5,704,000 in financing activities.

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

Results of operations:

Interest income decreased $278,000 or 4.41% for the quarter ended June 30, 1999 and $464,000 for six months. The decline came from the $300,000 less in interest income on loans receivable. Interest income on taxable securities declined by $377,000 but interest income on tax free securities increased by $367,000. The decline in other interest income was due to less money in federal funds sold. Interest expense decreased $192,000 or 6.31% for the quarter and $291,000 or 4.84% for six months. Interest income and expense for the first six months ended June 30, 1999, versus 1998, are reflective of a decrease of both interest earning assets and interest bearing liabilities and overall lower rates offered and paid in 1999 versus 1998. This resulted in a decrease in net interest income of $173,000 or 2.68% for the six months ended June 30, 1999.
Other income has increased $45,000 or 17.18% for the quarter in 1999 over 1998 and $94,000 or 19.18% for six months. Trust department income has increased $37,000 and other income has increased $79,000. The increase in trust
department income is    a result of the settlement of five estates in 1999.
The other category increase can be attributed to an increase in mutual fund commissions of $29,000; a $20,000 increase in the fee from credit life and disability insurance on consumer loans; and a $10,000 increase in fees earned on debit card resulting from higher transaction volume.

Other expenses increased $347,000 or 9.36% for the six months ended June 30, 1999 and $172,000 or 9.33% for the quarter. The $219,000 increase in salary and wages for the six months ended June 30, 1999, compared to 1998, can be attributed to annual merit increases and promotions of employees. The $43,000 increase in employee benefits is primarily due to a keyman pension plan in place for 10 years that required additional funding as employees age. The $103,000 increase in equipment cost is due to increased equipment needs and maintenance after the merger between Lewistown Trust and the Corporation was consummated. The $45,000 decrease in taxes is due to Lewistown Trust's recording of Pennsylvania Shares tax in its entirety when paid in 1998.

All of these factors combined have contributed to an decrease in net income of $295,000 or 12.43% for the six months ended June 30, 1999.

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

As of June 30, 1999, the Corporation had a six-month negative gap of $8,864,000. Generally a liability sensitive position indicates that more liabilities than assets are expected to re-price within the time period and that falling interest rates could positively affect net interest income while rising interest rates could negatively affect net interest income. However, the traditional analysis does not accurately reflect the Bank's interest rate sensitivity since the rates on core deposits generally do not change as quickly as market rates. Historically net interest income has, in fact, not been subject to the degree of sensitivity indicated by the traditional analysis at The Juniata Valley Bank.

Capital Adequacy:

The Bank's regulatory capital ratios for the periods presented are as follows:


Risk Weighted Assets Ratio:

                                                   Actual    Required
                                                    June 30,  December 31,
June 30,  December 31,
          1999        1998          1999        1998

TIER I                                                   21.07%
21.16%                                              4.0%     4.0%
TIER I & II                                              22.24%
22.36%                                              8.0%     8.0%



Total Assets Leveraged Ratio:

TIER I                                                   13.14%
13.12%                                              4.0%     4.0%

At June 30, 1999, the Corporation exceeds the regulatory requirements to be considered a "well capitalized" financial institution.

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