Form 10-Q
period 1999-09-30
JUNIATA VALLEY FINANCIAL CORP
filed 1999-11-09
CIK 714712

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT 1934

For the quarterly period ended             September 30, 1999
                                      ---------------------------------
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
                Class              Outstanding as of September 30, 1999
-------------------------          ------------------------------------
     Common Stock ($1.00 par value)      2,265,837 shares

                                                                             2.
                 JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
                 ---------------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                    ASSETS
                                    ------

                                                   September 30,   December 31,
                                                        1999            1998
                                                     ----------    -----------
                                                            (In thousands)
                                                    (Unaudited)

   Cash and due from banks                           $   8,399     $   12,284
   Interest-bearing deposits with banks                    638            619
   Federal funds sold                                    1,550          7,825
                                                     ---------     ----------
            Total cash and cash equivalents             10,587         20,728

   Securities available for sale                        40,476         54,720
   Securities held to maturity, fair value
      $74,952 and $69,444 respectively                  75,839         68,785
   Loans receivable net of allowance for loan
      losses $2,498 and $2,477, respectively           195,904        189,485
   Bank premises and equipment, net                      3,084          2,876
   Accrued interest receivable and other assets          7,971          7,263
                                                     ---------     ----------
          TOTAL ASSETS                               $ 333,861     $  343,857
                                                     =========     ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     -------------------------------------
   Liabilities:
      Deposits:
          Non-interest bearing deposits              $  33,745     $   36,114
          Interest bearing deposits                    251,517        257,776
                                                     ---------     ----------
          Total deposits                               285,262        293,890

      Accrued interest payable
          and other liabilities                          4,288          3,987
                                                     ---------     ----------
          Total liabilities                            289,550        297,877
                                                     ---------     ----------
   Stockholders' Equity:
      Preferred stock, no par value; 500,000 shares
         authorized; no shares issued or outstanding      -            -
      Common stock, par value $1.00, per share;
         authorized 20,000,000 shares;
         issued 2,332,080 shares                         2,332          2,332
      Surplus                                           20,572         20,580
      Retained earnings                                 23,376         22,322
      Treasury stock, at cost 1999 66,243 shares;
         1998 1,938 shares                              (2,370)           (70)
      Accumulated other comprehensive income               401            816
                                                     ---------     ----------
            Total stockholders' equity                  44,311         45,980
                                                     ---------     ----------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 333,861     $  343,857
                                                     =========     ==========

                 JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY              3.
                 ---------------------------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                                  (Unaudited)

                                   For the Quarter Ended  For Nine Months Ended
                                  ----------------------  --------------------
                                   Sept 30,     Sept 30,    Sept 30,   Sept 30,
                                     1999         1998        1999       1998
                                  ----------   ---------   --------- ---------
                                      (In thousands, except per share amount)
INTEREST INCOME:
  Loans receivable                $    4,281  $    4,333  $   12,745  $  13,098
  Taxable securities                   1,026       1,559       3,240      4,150
  Tax-exempt securities                  535         206       1,637        941
  Other                                   87         165         310        542
                                  ----------  ----------  ---------- ---------
    Total interest income              5,929       6,263      17,932     18,731

INTEREST EXPENSE ON DEPOSITS           2,809       3,082       8,536      9,101
                                  ----------  ----------  ---------- ---------
    Net interest income                3,120       3,181       9,396      9,630

PROVISION FOR LOAN LOSSES                 30          55          90        145
                                  ----------  ----------  ---------- ---------
    Net interest income, after
      provision for loan losses        3,090       3,126       9,306      9,485
                                  ----------  ----------  ---------- ---------
OTHER INCOME:
  Trust department                        80          78         250        210
  Customer service fees                   66          39         350        306
  Net realized gains on
   sales of securities                    -          208          -         212
  Other                                  117         105         247        192
                                  ----------  ----------  ---------- ---------
    Total other income                   263         430         847        920
                                  ----------  ----------  ---------- ---------
OTHER EXPENSES:
  Salaries and wages                     918         883       2,749      2,495
  Employee benefits                      266         263         805        758
  Occupancy                              110         108         366        377
  Equipment                              230         182         682        382
  Federal deposit insurance                8           8          28         25
  Director compensation                   71          59         213        171
  Taxes, other than income               113          72         325        329
  Merger                                  -          345          -         345
  Other                                  283         364         883      1,107
                                  ----------  ----------  ---------- ---------
    Total other expenses               1,999       2,284       6,051      5,989
                                  ----------  ----------  ---------- ---------
INCOME BEFORE INCOME TAXES             1,354       1,272       4,102      4,416

FEDERAL INCOME TAXES                     345         297       1,015      1,102
                                  ----------  ----------  ---------- ---------
    Net income                    $    1,009  $      975  $    3,087 $    3,314
                                  ==========  ==========  ========== ==========
PER SHARE DATA:
    Basic earnings                $      .44  $      .42  $     1.34 $     1.43
                                  ==========  ==========  ========== ==========
Weighted average number of
  shares outstanding               2,283,810   2,324,257   2,303,961  2,320,221
                                   =========   =========   =========  =========

                                                                          4.
                 JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

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
                                                                     --------

Net income for
  the nine
  months ended
  Sept 30, 1999      -          -        3,087       -          -       3,087


Change in
  unrealized
  gains (losses)
  on securities
  available for
  sale, net of
  reclassification
  adjustment and
  tax effects        -          -          -         -        (415)      (415)
                                                                     --------

       Total Comprehensive Income                                       2,672
                                                                     --------
Treasury stock
  acquired          -           -         -     (2,558)       -        (2,558)

Treasury stock issued
  for dividend reinvestment
  plan (6,277 shares) -       (8)         -        230        -           222

Treasury stock issued
  for employee stock purchase
  plan (753 shares) -         -           -         28        -            28

Cash dividends,
  $.88 per share     -         -        (2,033)     -         -        (2,033)
                  ------   --------   -------    -------    -------   -------

Balance Sept
  30, 1999       $ 2,332   $ 20,572   $ 23,376   $(2,370)  $   401   $ 44,311
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

                                                     For the Nine Months Ended
                                                     -------------------------
                                                       Sept 30,     Sept 30,
                                                         1999         1998
                                                     -------------------------
                                                           (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                        $      3,087  $     3,314
   Adjustments to reconcile net income to net
    cash provided by operating activities:
    Provision for loan losses                                  90          145
    Provision for depreciation                                212          201
    Net amortization on securities' premium                    41           86
    Net realized gains on sales of securities                  -          (212)
    Deferred directors' fees and supplemental
     retirement plan expense                                  126          114
    Payment of deferred compensation                         (128)        (115)
    Deferred income taxes                                     (58)         (76)
    Increase in accrued interest
     receivable and other assets                             (288)        (166)
    Increase (decrease) in accrued interest payable
     and other liabilities                                    146         (621)
                                                     ------------  -----------
        Net cash provided by operating activities           3,228        2,670
                                                     ------------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of available for sale securities                (415)     (12,303)
   Proceeds from sales of available for sale securities       -            252
   Proceeds from maturities of and principal
    repayments on available for sale securities            14,059       22,708
   Purchases of held to maturity securities               (16,474)     (30,088)
   Proceeds from maturities of and principal
    repayments on held to maturity securities               9,350        7,759
   Net (increase) decrease in loans receivable             (6,509)         978
   Net purchases of bank premises and equipment              (420)        (425)
                                                     ------------  -----------
        Net cash used in investing activities                (409)     (11,119)
                                                     ------------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in deposits                     (8,627)       4,616
   Cash dividends                                          (2,033)        (790)
   Purchase of treasury stock                              (2,558)         -
   Treasury stock issued                                      258          254
                                                     ------------       ------
Net cash provided (used) by financing activties           (12,960)       4,080
                                                     ------------       ------
        Increase (decrease) in cash and
          cash equivalents                                (10,141)      (4,369)

CASH AND CASH EQUIVALENTS
   Beginning                                               20,728       17,666
                                                     ------------  -----------
   Ending                                            $     10,587  $    13,297
                                                     ============= ===========
CASH PAYMENTS FOR
   Interest                                          $      8,545  $     8,103
                                                     ============  ===========
   Income taxes                                      $      1,109  $     1,178
                                                     ============  ===========

NOTE A - Basis of Presentation

The financial information includes the accounts of the Juniata Valley Financial Corp. and its wholly owned subsidiary, The Juniata Valley Bank. All significant intercompany accounts and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the nine-month period ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in Juniata Valley Financial Corp. annual report on Form 10-k for the year ended December 31, 1998.

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

The year 2000 issue is discussed weekly by senior management and monthly at Board of Director meetings. The Chairman and C.E.O. has been named as the person responsible for the year 2000 issue. Currently the Corporation has completed the testing phase of year

2000 and to date there have been no problems encountered that any remediation is necessary.

The Corporation uses two major software vendors for data processing. Letters of certification have been obtained assuring that they were year 2000 compliant in 1998 and testing commenced in the fall of 1998. The vendors are still on target with these dates. The Federal Financial Institutions Examination Council have conducted special examinations to make sure that the software vendors are doing everything necessary to be in compliance with the year 2000 guidelines. The results of these examinations have been released to the Corporation for review.
Because of the data processing being outsourced, the cost of the year 2000 compliance will be shared with the two data processing vendors. Because of the Bank's merger in July, 1998, it is very difficult to separate equipment costs for the merger and the cost of what was necessary for the year 2000. To date approximately $55,000 has been expended that can be attributed to year 2000. This does not include personnel cost for the ongoing testing. Approximately $70,000 to $80,000 may be needed for future remediation costs. Management does not feel this cost will materially impact the results of operations of the Corporation in 1999.

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

A contingency plan to provide financial services to customers will be provided to the Corporation through the software vendors currently used. A switch to other systems could be accomplished with little to no impact to customers. Management believes they would continue to operate in the year 2000, manually if necessary, until the new systems would be in place. The manual operation would be accomplished through hiring of temporary staff until normal operations could resume. The hiring of additional staff would impact the financial results but cannot be quantified at this time. The cost of switching to the new system also cannot be quantified at this time.

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

Financial Condition:

Total assets of Juniata Valley Financial Corp. totalled $333,861,000 as of September 30, 1999, a decrease of $9,996,000 or 2.91% from December 31, 1998. The cash provided by operating activities of $3,228,000 was used to fund loan growth of $6,509,000. Loan growth was also funded by the overall decline in cash and cash equivalents of $10,141,000. Securities proceeds exceeded purchases by $6,520,000 which provided cash and updating premise and equipment used $420,000 of cash. The Bank experienced a decline in deposits of $8,627,000. Along with an $.88 per share dividend and the $2,558,000 to buy treasury stock the Bank used $12,960,000 in financing activities.

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

Results of operations:

Interest income decreased $334,000 or 5.33% for the quarter ended September 30, 1999 and $799,000 for nine months. The decline came from the $353,000 less in interest income on loans receivable. Interest income on taxable securities declined by $910,000 but interest income on tax free securities increased by $696,000. The decline in other interest income was due to less money in federal funds sold. Interest expense decreased $273,000 or 8.86% for the quarter and $565,000 or 6.21% for nine months. Interest income and expense for the first nine months ended September
30, 1999, versus 1998, are reflective of a decrease of both interest earning assets and interest bearing liabilities and overall lower rates offered and paid in 1999 versus 1998. This resulted in a decrease in net interest income of $234,000 or 2.43% for the nine months ended September 30, 1999.
Other income has decreased $167,000 or 38.84% for the quarter in 1999 over 1998 and $73,000 or 7.93% for nine months. Gains on sales of securities that occurred during the third quarter of 1998 of $208,000, account for this decrease because there were no sales of securities in 1999. Trust department income has increased $40,000, customer service fees have increased $44,000 and other income has increased $55,000. The increase in trust department income is a result of the settlement of five estates in 1999. The increase in customer service fees is a result of higher transaction volume as opposed to an increase in fees. The other category increase can be attributed to an increase in mutual fund commissions of $39,000 and a $26,000 increase in fees earned on debit card resulting from higher transaction volume.

Other expenses increased $62,000 or 1.04% for the nine months ended September 30, 1999 and decreased $285,000 or 12.48% for the quarter. During the third quarter of 1998, the Corporation recognized the $345,000 of merger expenses that did not occur in 1999. The $254,000 increase in salary and wages for the nine months ended September 30, 1999, compared to 1998, can be attributed to annual merit increases and promotions of employees. The $47,000 increase in employee benefits is primarily due to a keyman pension plan in place for 10 years that required additional funding as employees age. The $300,000 increase in equipment costs is due to increased equipment needs and maintenance after the merger between Lewistown Trust and the Corporation was consummated.

All of these factors combined have contributed to a decrease in net income of $227,000 or 6.85% for the nine months ended September 30, 1999.

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

Principal sources of asset liquidity are provided by securities maturing in one year or less, other short-term investments such as Federal Funds sold and cash and due from banks. Liability liquidity, which is more difficult to measure, can be met by attracting deposits and maintaining the core deposit base. Although the Bank has experienced an outflow of deposits with a decline of over eight million dollars, Management does not believe this will continue and it will not be a factor in meeting liquidity needs. The Corporation joined the Federal Home Loan Bank of Pittsburgh in August of 1993 for the purpose of providing short-term liquidity when other sources are unable to fill these needs.

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

As of September 30, 1999, the Corporation had a six-month negative gap of $16,344,000. Generally a liability sensitive position indicates that more liabilities than assets are expected to re-price within the time period and that falling interest rates could positively affect net interest income while rising interest rates could negatively affect net interest income. However, the traditional analysis does not accurately reflect the Bank's interest rate sensitivity since the rates on core deposits generally do not change as quickly as market rates. Historically net interest income has, in fact, not been subject to the degree of sensitivity indicated by the traditional analysis at The Juniata Valley Bank.

Capital Adequacy:

The Bank's regulatory capital ratios for the periods presented are as follows:


Risk Weighted Assets Ratio:

                                                Actual           Required
                                           Sept 30,  Dec 31,  Sept 30,  Dec 31
                                             1999     1998      1999     1998

TIER I                                      21.20%   21.16%      4.0%     4.0%
TIER I & II                                 22.38%   22.36%      8.0%     8.0%


Total Assets Leveraged Ratio:

TIER I                                      13.11%    13.12%     4.0%      4.0%

At September 30, 1999, the Corporation exceeds the regulatory requirements to be considered a "well capitalized" financial institution.

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