Form 10-K
period 1999-12-31
JUNIATA VALLEY FINANCIAL CORP
filed 2000-03-24
CIK 714712

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                   FORM 10-K
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1999       Commission File Number 0-13232

                            JUNIATA VALLEY FINANCIAL CORP.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

       Pennsylvania                                             23-2235254
--------------------------                                      ----------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification Number)

          Bridge & Main Streets, PO Box 66, Mifflintown, PA  17059-0066
          --------------------------------------------------------------
               (Address or principal executive offices)       (Zip Code)

          Registrant's telephone number, including area code:      (717)436-8211
                                                                   -------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:  NONE
            SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                        Common Stock, Par Value $1.00 Per Share
                        ---------------------------------------

                                    (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X  No ___
                                         ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of January 31, 2000.
                      Common Stock, $1.00 Par Value - $64,840,317
                      -------------------------------------------

Indicate the number of shares outstanding of each issuer's classes of common stock, as of January 31, 2000
                      Common Stock, $1.00 Par Value - 2,235,873
                      -----------------------------------------


DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Annual Report to Shareholders for the year ended December 31, 1999, are incorporated by reference into Parts I, II and III.

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held April 18, 2000, are incorporated by reference into Part III.

PART I

ITEM 1.  BUSINESS

       Incorporated by reference are the data appearing on Pages 7 through 14 of the 1999 Annual Report.

ITEM 2.  PROPERTIES

       The physical properties of the Corporation are all owned or leased by the Bank.

       The Bank owns the buildings located at: Bridge and Main Streets, Mifflintown, Pennsylvania (its corporate headquarters); 301 Market Street, Port Royal, Pennsylvania; corner of Main and School Streets, McAlisterville, Pennsylvania; Four North Market Street, Millerstown, Pennsylvania; Main Street, Blairs Mills, Pennsylvania; Monument Square, Lewistown, Pennsylvania; Route 322, Reedsville, Pennsylvania; 100 East Market Street, Lewistown, Pennsylvania; 100 West Water Street, Lewistown, Pennsylvania; 302 South Logan Boulevard, Burnham, Pennsylvania. In addition thereto, the Bank leases two offices. One, in the Shopping Plaza located on Legislative Route 31, Mifflintown, Pennsylvania, which lease with extensions expires in 2007. The second one is located in the Wal-Mart Supercenter, Lewistown, Pennsylvania, which expires in 2001. All of the buildings used by the Bank are freestanding and are used exclusively for banking purposes.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
     STOCKHOLDER MATTERS

       Incorporated by reference are the data appearing on page 2 of the 1999 Annual Report.


ITEM 6.  SELECTED FINANCIAL DATA

       Incorporated by reference are the data appearing on Page 16 of the 1999 Annual Report.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

       Incorporated by reference are the data appearing on Pages 17 through 32 of the 1999 Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET             RISK

          Incorporated by reference are the data under the caption "Market Rate Risk" appearing on Pages 27 through 30 of the 1999 Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       Incorporated by reference are the financial statements and notes on Pages 33 through 53 of the 1999 Annual Report and the Quarterly Results of Operations on Page 15 of the Annual Report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

     None


PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated by reference is information appearing under the captions "Election of Directors of JVF" and "Remuneration of Executive Officers" in the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

     Incorporated by reference in the proxy statement under the caption "Remuneration of Executive Officers".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     Incorporated by reference is the following information contained in the Proxy Statement filed under the captions "Election of Directors of JVF" and "Management of JVF and the Bank".

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference is the information pertaining to transactions with directors and officers of the Bank within the footnote "Transactions with Executive Officers and Directors" on Page 49 of the 1999 Annual Report.

PART IV

ITEM 14.           EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K

     (a)  1.  Financial Statements

          The Consolidated Financial Statements of Juniata Valley Financial Corp., as included in the 1999 Annual Report to Shareholders, are incorporated in this report by reference.

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

                  JUNIATA VALLEY FINANCIAL CORP. (REGISTRANT)
                             Date:  March 21, 2000

                           By /s/ A. Jerome Cook
                              --------------------
                                 A. Jerome Cook
                             Director, Chairman and
                            Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     /s/ Ronald H. Witherite    /s/ Joe E. Benner
     ------------------------   --------------------------
     Ronald H. Witherite        Joe E. Benner
     Vice Chairman, Secretary   Director
     Date:  March 21, 2000      Date:  March 21, 2000


     /s/ Edward R. Rhodes       /s/ A. Jerome Cook
     -------------------------- --------------------------
     Edward R. Rhodes           A. Jerome Cook
     Director                   Chairman
     Date:  March 21, 2000      Date:  March 21, 2000


     /s/ Don E. Haubert         /s/ Martin L. Dreibelbis
     -------------------------- --------------------------
     Don E. Haubert             Martin L. Dreibelbis
     Director                   Director
     Date:  March 21, 2000      Date:  March 21, 2000


     /s/ John A. Renninger      /s/ Dale G. Nace
     -------------------------- --------------------------
     John A. Renninger          Dale G. Nace
     Director                   Director
     Date:  March 21, 2000      Date:  March 21, 2000


     /s/ Francis J. Evanitsky   /s/ Harold B. Shearer
     -------------------------- --------------------------
     Francis J. Evanitsky       Harold B. Shearer
     President                  Director
     Date:  March 21, 2000      Date:  March 21, 2000


     /s/ Philip E. Gingrich Jr. /s/ Charles L. Hershberger
     -------------------------- --------------------------
     Philip E. Gingrich Jr.     Charles L. Hershberger
     Director                   Director
     Date:  March 21, 2000      Date:  March 21, 2000

                   Date:  March 21, 2000      Date:  March 21, 2000


     /s/ Marshall L. Hartman    /s/ Robert K. Metz, Jr.
     ------------------------   --------------------------
     Marshall L. Hartman        Robert K. Metz, Jr.
     Director                   Director
     Date:  March 21, 2000      Date:  March 21, 2000


     /s/ Timothy I. Havice      /s/ Richard M. Scanlon, DMD
     ------------------------   --------------------------
     Timothy I. Havice          Richard M. Scanlon, DMD
     Director                   Director
     Date:  March 21, 2000      Date:  March 21, 2000


     /s/ John M. Wilson         /s/ Jan G. Snedeker
     ------------------------   --------------------------
     John M. Wilson             Jan G. Snedeker
     Director                   Director
     Date:  March 21, 2000      Date:  March 21, 2000


     /s/ Linda L. Engle
     ------------------------
     Linda L. Engle
     Chief Financial Officer
     Chief Accounting Officer
     Date:  March 21, 2000