Form 10-Q
period 2000-03-31
JUNIATA VALLEY FINANCIAL CORP
filed 2000-05-10
CIK 714712

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT 1934

For the quarterly period ended  March 31, 2000
                                --------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from               to
                              --------------    --------------
Commission File Number                     2-81699
                        ---------------------------------------------


                         Juniata Valley Financial Corp.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                          23-2235254
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S.Employer
 incorporation or organization)                            Identification No.)

 Bridge and Main Streets, Mifflintown, Pennsylvania              17059
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                          Outstanding as of March 31, 2000
------------------------------             --------------------------------
Common Stock ($1.00 par value)                      2,217,561 shares

                 JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                         March 31,     December 31,
                                                           2000            1999
                                                         ---------     ------------
                                                              (In thousands)

                                                        (Unaudited)
   Cash and due from banks                               $   9,730       $  15,381
   Interest-bearing deposits with banks                        688             653
                                                         ---------       ---------


         Total cash and cash equivalents                    10,418          16,034

   Securities available for sale                            41,735          45,100
   Securities held to maturity, fair value
       $57,648 and $58,171, respectively                    59,276          59,550
   Loans receivable net of allowance for loan
      losses $2,509 and $2,486, respectively               208,344         204,336
   Bank premises and equipment, net                          3,695           3,428
   Accrued interest receivable and other assets              8,317           7,671
                                                         ---------       ---------

          TOTAL ASSETS                                   $ 331,785       $ 336,119
                                                         =========       =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

   Liabilities:
      Deposits:
       Non-interest bearing                              $  35,730       $  34,332
       Interest bearing                                    249,069         249,018
                                                         ---------       ---------

                TOTAL DEPOSITS                             284,799         283,350

   Accrued interest payable
     and other liabilities                                   4,471           4,214
   Short-Term borrowings                                         0           5,300
                                                         ---------       ---------

          TOTAL LIABILITIES                              $ 289,270       $ 292,864
                                                         =========       =========

 Stockholders' Equity:
     Preferred stock, no par value; 500,000 shares
        authorized; no shares issued or outstanding           --              --
     Common stock, par value $1.00 per share;
        authorized 20,000,000 shares;
        issued 2,332,077 shares                              2,332           2,332
     Surplus                                                20,559          20,559
     Retained earnings                                      23,578          23,665
     Treasury stock, at cost 2000, 114,516 shares;
        1999, 96,204 shares                                 (3,919)         (3,403)
     Accumulated other comprehensive income                    (35)            102
                                                         ---------       ---------

          TOTAL STOCKHOLDERS' EQUITY                        42,515          43,255
                                                         ---------       ---------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 331,785       $ 336,119
                                                         =========       =========


                  JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                       For the Quarter Ended
                                                    ----------------------------
                                                     March 31,         March 31,
                                                       2000              1999
                                                    ----------        ----------
                                                       (In thousands, except
                                                         per share amounts)
Interest income:
    Loans receivable, including fees                $    4,552        $    4,192
    Taxable securities                                     878             1,128
    Tax-exempt securities                                  482               539
    Other                                                   34               118
                                                    ----------        ----------
    Total interest income                                5,946             5,977

Interest Expense
    Deposits                                             2,766             2,877
    Short-term borrowings                                   19              --
                                                    ----------        ----------

    Total Interest Expense                               2,785             2,877
                                                    ----------        ----------

     Net Interest Income                                 3,161             3,100

Provision for loan losses                                   45                30
                                                    ----------        ----------
     Net interest income after
      provision for loan losses                          3,116             3,070
                                                    ----------        ----------
Other income:
    Trust department                                        95                70
    Customer service fees                                  128               116
    Other                                                  107                91
                                                    ----------        ----------

    Total other income                                     330               277
                                                    ----------        ----------
Other expenses:
    Salaries and wages                                     909               913
    Employee benefits                                      270               262
    Occupancy                                              113               118
    Equipment                                              242               223
    Federal deposit insurance premiums                      15                11
    Director compensation                                   73                71
    Taxes, other than income                               106                99
    Other                                                  330               340
                                                    ----------        ----------

    Total other expenses                                 2,058             2,037
                                                    ----------        ----------

    Income before income taxes                           1,388             1,310

Federal income taxes                                       360               312
                                                    ----------        ----------

    Net Income                                      $    1,028        $      998
                                                    ==========        ==========

    Basic earnings per share                        $      .46        $      .43
                                                    ==========        ==========
    Weighted average number of
     shares outstanding                              2,229,471         2,327,626
                                                    ==========        ==========

                  JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 2000

                                  (Unaudited)

                                                                                             Accumulated
                                                                                                Other
                                     Common                     Retained      Treasury      Comprehensive
                                      Stock       Surplus       Earnings       Stock            Income         Total
                                    -------      --------       --------      --------      -------------     --------
                                                                     (In thousands)
BALANCE,
  December 31, 1999                $  2,332      $ 20,559       $ 23,665      $ (3,403)       $    102        $ 43,255
                                                                                                              --------

Net income for
  the three
  months ended
  March 31, 2000                         --            --          1,028            --              --           1,028


Change in
  unrealized
  gains (losses)
  on securities
  available for
  sale, net of
  reclassification
  adjustment and tax
  effects                                --            --             --            --            (137)           (137)
                                                                                                              --------


       Total Comprehensive Income                                                                                  891
                                                                                                              --------

Cash dividends,
  $.50 per share                                                  (1,115)                                       (1,115)

Treasury stock
  acquired                               --            --             --          (516)             --            (516)


Balance March
  31, 2000                         $  2,332      $ 20,559       $ 23,578      $ (3,919)       $    (35)       $ 42.515
                                   ========      ========       ========      ========        ========        ========

                 JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents

                                                                  For the Three Months Ended
                                                              ----------------------------------
                                                              March 31,                March 31,
                                                                2000                      1999
                                                              ---------                ---------
                                                                        (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                 $  1,028                  $    998
   Adjustments to reconcile net income to net
    cash provided by operating activities:
    Provision for loan losses                                       45                        30
    Provision for depreciation                                      76                        70
    Net amortization on securities premium                          47                        79
    Deferred directors' fees and supplemental
     retirement plan expense                                        46                        77
    Payment of deferred compensation                               (43)                      (30)
    Deferred income taxes                                          (40)                      (38)
    Increase (decrease) in accrued interest
     receivable and other assets                                  (476)                      488
    Increase in interest payable
     and other liabilities                                         195                       401
                                                              --------                  --------

        Net cash provided by operating activities                  878                     2,075
                                                              --------                  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturities of and principal
      repayments on available for sale securities                3,140                     4,023
  Purchases of held to maturity securities                        (701)                  (11,973)
   Proceeds from maturities of and principal
    repayments on held to maturity securities                      945                     5,153
   Net (increase)decrease in loans receivable                   (4,053)                      642
   Net purchases of bank premises and equipment                   (343)                      (32)
                                                              --------                  --------
        Net cash used in investing activities                   (1,012)                   (2,187)
                                                              --------                  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in deposits                           1,449                    (3,510)
   Net decrease in short-term borrowings                        (5,300)                     --
   Cash dividends                                               (1,115)                   (1,160)
   Purchase of Treasury Stock                                     (516)                     (379)
                                                              --------                  --------

        Net cash used in financing activities                   (5,482)                   (5,049)
                                                              --------                  --------

        Decrease in cash and cash equivalents                   (5,616)                   (5,161)

CASH AND CASH EQUIVALENTS:
   Beginning                                                    16,034                    20,728
                                                              --------                  --------

   Ending                                                     $ 10,418                  $ 15,567
                                                              ========                  ========

CASH PAYMENTS FOR:
   Interest                                                   $  2,821                  $  2,873
                                                              ========                  ========

NOTE A  - Basis of Presentation

The financial information includes the accounts of the Juniata Valley Financial Corp. and its wholly owned subsidiary, The Juniata Valley Bank. All significant intercompany accounts and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three-month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in Juniata Valley Financial Corp. annual report on Form 10-k for the year ended December 31, 1999.

NOTE B  - Accounting Standards

The financial Accounting Standards Board issued statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", in June 1998. Statement No. 133 was amended by Statement No. 137 which deferred the effective date of Statement No. 133. The Corporation adopted Statement No. 133 on November 30, 1999. As provided for under the Statement No. 133, the Corporation transferred investment securities classified as "held to maturity" with a book value of $10,980,000 to the "available for sale" classification.

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

Financial Condition:

Total assets of Juniata Valley Financial Corp. totaled $331,785,000 as of March 31, 2000, a decrease of $4,334,000 or 1.27% from December 31, 1999. This decrease is a result of the cash and cash equivalents decline of $5,616,000 that were maintained for potential year 2000 needs. These reserves were funded by short-term borrowings of $5,300,000. The extra cash was not needed and the excess was returned to the Federal Reserve Bank during the two weeks following December 31, 1999. The cash provided by operating activities of $878,000 was used to help fund loan growth of $4,053,000. Loan growth was also funded by security proceeds which exceeded purchases by $3,384,000. The increase in deposits of $1,449,000 was used in the $343,000 purchase of bank premise and equipment. Along with the special $.50 dividend and the $516,000 to buy treasury stock, the Bank used $5,482,000 in financing activities.

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

Results of Operations:

Interest income decreased $31,000 or .52% for the quarter ended March 31, 2000. The decline came from the decrease of interest income on securities. Interest expense decreased by $92,000 or 3.20% for the quarter. Interest income and expense for the first three months ended March 31, 2000, versus 1999, are reflective of a decrease of both interest earning assets and interest bearing liabilities and overall lower rates offered and paid in 2000 versus 1999. This resulted in an increase in net interest income of $61,000 or 1.97% for the three months ended March 31, 2000.

Because of the increase in loans, management has decided to increase loan loss provision. The increase in the provision is not reflective of a decline in underwriting standards or potential problem loans.

Other income has increased $53,000 or 19.13% for the quarter in 2000 over 1999. Trust department income has increased $25,000, customer service fees have increased $12,000 and other income has increased $16,000. The increase in trust department income is a result of the settlement of two estates in 2000. The increase in customer service fees is a result of higher transaction volume as opposed to an increase in fees. The other category increase can be attributed to an increase in mutual fund commissions of $17,000.

Other expenses increased $21,000 or 1.03% for the three months ended March 31, 2000. The $4,000 decrease in salary and wages for the three months ended March 31, 2000, compared to 1999, can be attributed to a decrease of two full time equivalents. The $8,000 increase in employee benefits is reflective of increases in the costs as opposed to additional benefits. The $7,000 increase in taxes, other than income is an increase in Pennsylvania Bank Shares Tax.

All of these factors combined have contributed to an increase in net income of $30,000 or 3.01% for the three months ended March 31, 2000.

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

As of March 31, 2000, the corporation had a six-month negative gap of $20,381,000. Generally a liability sensitive position indicates that more liabilities than assets are expected to reprice within the time period and that falling interest rates could positively affect net interest income while rising interest rates could negatively affect net interest income. However, the traditional analysis does not accurately reflect the Bank's interest rate sensitivity since the rates on core deposits generally do not change as quickly as market rates. Historically net interest income has, in fact, not been subject to the degree of sensitivity indicated by the traditional analysis at The Juniata Valley Bank.

Capital Adequacy:

The Bank's regulatory capital ratios for the periods presented are as follows:

Risk Weighted Assets Ratio:

                                               Actual                          Required
                                   ----------------------------      ---------------------------
                                   March 31,       December 31,      March 31,      December 31,
                                     2000             1999             2000            1999
                                   ---------       ------------      ---------      ------------
TIER I                              19.82%           19.59%             4.0%            4.0%
TIER I & II                         20.98%           20.76%             8.0%            8.0%

Total Assets Leveraged Ratio:

TIER I                              12.97%           12.33%             4.0%            4.0%

At March 31, 2000, the Corporation exceeds the regulatory requirements to be considered a "well capitalized" financial institution.

Quantitative and Qualitative Disclosures About Market Risk:

There have been no material changes in the Corporation's exposure to market risk. Please refer to the Annual Report on form 10-k as of December 31, 1999.

Part II.             Other Information

         Item 1.           Legal Proceedings
                           None

         Item 2.           Changes in Securities
                           None

         Item 3.           Defaults Upon Senior Securities
                           Not applicable

         Item 4. Submission of Matters to a Vote of Security Holder The annual meeting of shareholders was held on April 18, 2000.
                           The shareholders approved the 2000 Incentive Stock Option Plan Shares voted for approval of the plan 1,577,099
                           Shares voted against the plan 73,453
                           Shares not voted 567,009

         Item 5.           Other information
                           None

         Item 6.           Exhibits and Reports on Form 8-k
                           Form 8-k was filed on January 18, 2000, concerning the $.50 cash dividend and repurchase of 5% of Juniata Valley Financial Corp. outstanding shares of common stock.

                           (27)  Financial Data Schedule

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               Juniata Valley Financial Corp.
                                  (Registrant)

Date                                        By
    ------------------------                  --------------------------------
                                              Francis J. Evanitsky, President



Date                                        By
    ------------------------                  --------------------------------
                                              Linda L. Engle, Treasurer