Form 10-Q
period 2000-06-30
JUNIATA VALLEY FINANCIAL CORP
filed 2000-08-11
CIK 714712

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT 1934

For the quarterly period ended  June 30, 2000
                                -------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    --------------------
Commission File Number                       2-81699
                       ----------------------------------------------------

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                           Outstanding as of July 31, 2000
------------------------------        ------------------------------------------
Common Stock ($1.00 par value)                      2,193,616 shares

ITEM 1  FINANCIAL STATEMENTS


                 JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                          June 30,      December 31,
                                                            2000            1999
                                                         ---------      ------------
                                                                (In thousands)

                                                        (Unaudited)
   Cash and due from banks                               $   9,736       $  15,381
   Interest-bearing deposits with banks                        671             653
   Federal Funds sold                                        2,850            --
                                                         ---------       ---------

                  Total cash and cash equivalents           13,257          16,034

   Securities available for sale                            40,895          45,100
   Securities held to maturity, fair value
       $53,143 and $58,171, respectively                    54,550          59,550
   Loans receivable net of allowance for loan
      losses $2,522 and $2,486, respectively               213,732         204,336
   Bank premises and equipment, net                          4,318           3,428
   Accrued interest receivable and other assets              8,250           7,671
                                                         ---------       ---------

                  TOTAL ASSETS                           $ 335,002       $ 336,119
                                                         =========       =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY


 Liabilities:
      Deposits:
           Non-interest bearing                          $  34,785       $  34,332
           Interest bearing                                253,547         249,018
                                                         ---------       ---------

                  Total deposits                           288,332         283,350

      Short-Term borrowings                                   --             5,300
     Accrued interest payable
     and other liabilities                                   4,322           4,214
                                                         ---------       ---------

            Total liabilities                              292,654         292,864
                                                         ---------       ---------

 Stockholders' Equity:
     Preferred stock, no par value; 500,000 shares
        authorized; no shares issued or outstanding           --              --
     Common stock, par value $1.00 per share;
        authorized 20,000,000 shares;
        issued 2,332,077 shares                              2,332           2,332
     Surplus                                                20,482          20,559
     Retained earnings                                      23,780          23,665
     Treasury stock, at cost 2000 129,461 shares;
                1999 96,204 shares                          (4,240)         (3,403)
     Accumulated other comprehensive income (loss)              (6)            102

                 Total stockholders' equity                 42,348          43,255
                                                         ---------       ---------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 335,002       $ 336,119
                                                         =========       =========

                 JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                       For the Quarter Ended            For Six Months Ended
                                     --------------------------      --------------------------
                                      June 30,        June 30,        June 30,        June 30,
                                        2000            1999            2000            1999
                                     ----------      ----------      ----------      ----------
                                              (In thousands, except per share amount)
 INTEREST INCOME:
    Loans receivable                 $    4,725      $    4,272      $    9,277      $    8,464
    Taxable securities                      839           1,085           1,718           2,214
    Tax-exempt securities                   469             563             950           1,102
    Other                                    61             105              95             223
                                     ----------      ----------      ----------      ----------
         Total interest income            6,094           6,025          12,040          12,003
                                     ----------      ----------      ----------      ----------

INTEREST EXPENSE
   Deposits                               2,877           2,849           5,643           5,727
   Short-term borrowings                      3            --                21            --
                                     ----------      ----------      ----------      ----------
        Total interest expense            2,880           2,849           5,664           5,727
                                     ----------      ----------      ----------      ----------

    Net interest income                   3,214           3,176           6,376           6,276

PROVISION FOR LOAN LOSSES                    45              30              90              60
                                     ----------      ----------      ----------      ----------

    Net interest income, after
      provision for loan losses           3,169           3,146           6,286           6,216
                                     ----------      ----------      ----------      ----------

OTHER INCOME:
   Trust department                         105             100             200             170
   Customer service fees                    135             116             262             232
    Other                                    99              91             206             182
                                     ----------      ----------      ----------      ----------

     Total other income                     339             307             668             584
                                     ----------      ----------      ----------      ----------

OTHER EXPENSES:
  Salaries and wages                        901             918           1,810           1,832
  Employee benefits                         285             277             555             539
  Occupancy                                 123             139             237             256
  Equipment                                 234             229             476             453
  Director compensation                      73              71             146             142
  Taxes, other than income                  120             112             225             211
  Other                                     287             269             632             620
                                     ----------      ----------      ----------      ----------

    Total other expenses                  2,023           2,015           4,081           4,053
                                     ----------      ----------      ----------      ----------

INCOME BEFORE INCOME TAXES                1,485           1,438           2,873           2,747

FEDERAL INCOME TAXES                        376             357             736             669
                                     ----------      ----------      ----------      ----------

    Net income                       $    1,109      $    1,081      $    2,137      $    2,078
                                     ==========      ==========      ==========      ==========

PER SHARE DATA:

    Basic earnings                   $      .50      $      .47      $      .96      $      .90
                                     ==========      ==========      ==========      ==========

    Weighted average number of
     shares outstanding               2,209,623       2,300,928       2,219,547       2,314,203
                                     ==========      ==========      ==========      ==========

                  JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000

                                  (Unaudited)

                                                                                                   Accumulated
                                                                                                       Other
                                   Common                              Retained       Treasury     Comprehensive
                                   Stock             Surplus           Earnings         Stock      Income (loss)            Total
                                   ------            -------           --------       --------     -------------            -----
                                                                        (In thousands)
BALANCE,
  December 31,
  1999                            $ 2,332           $ 20,559          $ 23,665         $(3,403)        $102                $43,255
                                  -------           --------          --------         -------         ----                -------

Net income for
  the six
  months ended
  June 30, 2000                         -                  -             2,137               -            -                  2,137


Change in
  unrealized
  gains (losses)
  on securities
  available for
  sale, net of
  reclassification
  adjustment and tax
  effects                               -                  -                 -               -         (108)                  (108)
                                                                                                                           -------

       Total Comprehensive Income                                                                                            2,029
                                                                                                                           -------

Treasury stock
  acquired                              -                  -                 -          (1,111)           -                 (1,111)

Treasury stock issued for
  dividend reinvestment
  plan (7,516 shares)                   -                (77)                -             272            -                    195

Treasury stock issued
  for employee stock
  purchase plan (39 shares)             -                  -                 -               2            -                      2

Cash dividends,
  $.91 per share                        -                  -            (2,022)              -            -                 (2,022)
                                  -------           --------          --------         -------         ----                -------

Balance June 30, 2000             $ 2,332           $ 20,482          $ 23,780         $(4,240)        $ (6)               $42.348
                                  =======           ========          ========         =======         ====                =======

                 JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents

                                                       For the Six Months Ended
                                                       -------------------------
                                                           June 30,    June 30,
                                                             2000        1999
                                                           --------    --------
                                                              (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                              $  2,137    $  2,078
   Adjustments to reconcile net income to net
    cash provided by operating activities:
    Provision for loan losses                                    90          60
    Provision for depreciation                                  154         139
    Net amortization on securities premium                       98          73
    Deferred directors' fees and supplemental
     retirement plan expense                                    113          84
    Payment of deferred compensation                            (85)        (83)
    Deferred income taxes                                       (39)        (48)
    Increase  in accrued interest
     receivable and other assets                               (386)       (490)
    Increase (decrease) in accrued interest payable
     and other liabilities                                        4          87
                                                           --------    --------

        Net cash provided by operating activities             2,086       1,900
                                                           --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of available for sale securities                 (511)       (415)
    Proceeds from maturities of and principal
      repayments on available for sale securities             4,518       8,294
    Purchases of held to maturity securities                   (702)    (13,973)
    Proceeds from maturities of and principal
     repayments on held to maturity securities                5,509       6,932
    Net increase in loans receivable                         (9,379)     (4,840)
    Net purchases of bank premises and equipment             (1,044)        (81)
                                                           --------    --------

       Net cash used in investing activities                 (1,609)     (4,083)
                                                           --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in deposits                        4,982      (2,429)
   Net decrease in short-term borrowings                     (5,300)       --
   Cash dividends                                            (2,022)     (2,033)
   Purchase of Treasury Stock                                (1,111)     (1,500)
   Treasury Stock issued                                        197         258
                                                           --------    --------

      Net cash used in financing activities                  (3,254)     (5,704)
                                                           --------    --------

         Decrease in cash and cash equivalents               (2,777)     (7,887)

CASH AND CASH EQUIVALENTS:
   Beginning                                                 16,034      20,728

   Ending                                                  $ 13,257    $ 12,841
                                                           ========    =========

CASH PAYMENTS FOR:
   Interest                                                $  5,707    $  5,708
                                                           ========    =========

    Income Taxes                                           $    765    $    724
                                                           ========    =========

NOTE A  - Basis of Presentation

The financial information includes the accounts of the Juniata Valley Financial Corp. and its wholly owned subsidiary, The Juniata Valley Bank. All significant intercompany accounts and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the six-month period ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in Juniata Valley Financial Corp. annual report on Form 10-k for the year ended December 31, 1999.

NOTE B  - Accounting Standards

The Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", in June 1998. Statement No. 133 was amended by Statement No. 137 which deferred the effective date of Statement No. 133. The Corporation adopted Statement No. 133 on November 30, 1999. As provided for under the Statement No. 133, the Corporation transferred investment securities classified as "held to maturity" with a book value of $10,980,000 to the "available for sale" classification. Statement No. 133 was further amended by Statement No. 138 in the year 2000. The amendments had no effect on the Corporation.

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS

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

Financial Condition:

Total assets of Juniata Valley Financial Corp. totaled $335,002,000 as of June 30, 2000, a decrease of $1,117,000 or .33% from December 31, 1999. This decrease is a result of the cash and cash equivalents decline of $2,777,000 that were maintained for potential year 2000 needs. These additional cash reserves were funded by short-term borrowings of $5,300,000. The extra cash was not needed and the excess was returned to the Federal Reserve Bank during the two weeks following December 31, 1999. The cash provided by operating activities of $2,086,000 and deposit growth of $4,982,000 were used to help fund loan growth of $9,379,000. Installment loans grew by $3,595,000 and mortgage loans grew by $3,191,000 since December 31, 1999. The remaining $2,593,000 can be attributed to small business and demand loans. Loan growth was also funded by security proceeds which exceeded purchases by $8,814,000. Security proceeds not needed for loan growth were used in the $1,044,000 purchase of bank premise and equipment. Of this increase, $759,000 can be attributed to an operations center in the construction phase. Dividends paid year to date of $.91 and the $1,111,000 to buy treasury stock resulted in the Bank using $3,254,000 in financing activities.

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

Results of Operations:

Interest income increased $37,000 or .31% for the six months ended June 30, 2000. For the quarter the increase was $69,000 or 1.15%. The increase came from the increase of interest income on loans which was $813,000 or 9.61% for the six months. Interest income on securities declined by $496,000 for taxable securities and $152,000 for tax-exempt securities. Interest expense decreased by $63,000 or 1.10% for the six month period and increased $31,000 or 1.09% for the quarter ended June 30, 2000. This resulted in an increase in net interest income of $100,000 or 1.59% for the six months ended June 30, 2000 and $38,000 or 1.20% for the quarter.

Because of the increase in loans, management has decided to increase the loan loss provision. The increase in the provision is not reflective of a decline in underwriting standards or potential problem loans.

Other income has increased $84,000 or 14.38% for the six month period and $32,000 or 10.42% for the quarter in 2000 over 1999. Trust department income has increased $30,000, customer service fees have increased $30,000 and other income has increased $24,000. The increase in trust department income is a result of the settlement of four estates in 2000. The increase in customer service fees is a result of higher transaction volume as opposed to an increase in fees. The other category increase can be attributed to an increase in mutual fund commissions of $14,000 and $11,000 in debit card fees.

Other expenses increased $28,000 or .69% for the six month period and $8,000 or
 .40% for the quarter ended June 30, 2000. The $22,000 decrease in salary and wages for the six months ended June 30, 2000, compared to 1999, can be attributed to a decrease of two full time equivalents. The $16,000 increase in employee benefits is reflective of increases in costs as opposed to additional benefits. The $22,000 increase in equipment can be attributed to higher maintenance costs. The $14,000 increase in taxes, other than income is an increase in Pennsylvania Bank Shares Tax.

All of these factors combined have contributed to an increase in net income of $59,000 or 2.84% for the six month period and $28,000 or 2.59% for the quarter ended June 30, 2000.

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

As of June 30, 2000, the Corporation had a six-month negative gap of $18,942,000. Generally a liability sensitive position indicates that more liabilities than assets are expected to reprice within the time period and that falling interest rates could positively affect net interest income while rising interest rates could negatively affect net interest income. However, the traditional analysis does not accurately reflect the Bank's interest rate sensitivity since the rates on core deposits generally do not change as quickly as market rates. Historically net interest income has, in fact, not been subject to the degree of sensitivity indicated by the traditional analysis at The Juniata Valley Bank.

Capital Adequacy:

The Bank's regulatory capital ratios for the periods presented are as follows:

Risk Weighted Assets Ratio:

                                     Actual                            Required
                          ----------------------------        ---------------------------
                          June 30,        December 31,        June 30,       December 31,
                            2000              1999              2000             1999
                           ------         ------------        --------       ------------
TIER I                     19.42%            19.59%            4.0%             4.0%
TIER I & II                20.56%            20.76%            8.0%             8.0%


Total Assets Leveraged Ratio:

TIER I                     12.85%            12.33%            4.0%             4.0%

At June 30, 2000, the Corporation exceeds the regulatory requirements to be considered a "well capitalized" financial institution.

ITEM 3  Quantitative and Qualitative Disclosures About Market Risk:

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

Part II.             Other Information

         Item 1.           Legal Proceedings
                           None

         Item 2.           Changes in Securities
                           None

         Item 3.           Defaults Upon Senior Securities
                           Not applicable

         Item 4.           Submission of Matters to a Vote of Security Holder
                           Not applicable

         Item 5.           Other information
                           None

         Item 6.           Exhibits and Reports on Form 8-k

                           (27)  Financial Data Schedule

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                Juniata Valley Financial Corp.
                       (Registrant)

Date                                      By
    -------------------------------          ----------------------------------
                                             Francis J. Evanitsky, President



Date                                      By
    -------------------------------          ----------------------------------
                                             Linda L. Engle, Treasurer