Form 10-Q
period 2000-09-30
JUNIATA VALLEY FINANCIAL CORP
filed 2000-11-13
CIK 714712

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT 1934

For the quarterly period ended September 30, 2000
                               ------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission File Number 2-81699
                      -------

                       JUNIATA VALLEY FINANCIAL CORP.
                       ------------------------------
           (Exact name of registrant as specified in its charter)

            PENNSYLVANIA                                 23-2235254
            ------------                                 ----------
   (State or other jurisdiction of                    (I.R.S.Employer
   incorporation or organization)                   Identification No.)

          Bridge and Main Streets, Mifflintown, Pennsylvania 17059
          --------------------------------------------------------
           (Address of principal executive offices)   (Zip Code)

                               (717) 436-8211
                               --------------
            (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. [X] Yes   [ ] No

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                     Outstanding as of October 31, 2000
  ------------------------------         ----------------------------------
  Common Stock ($1.00 par value)                  2,175,616 shares

ITEM 1  FINANCIAL STATEMENTS

               JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS

ASSETS                                                September 30, 2000      December 31, 1999
------                                                ------------------      -----------------
                                                                   (In thousands)
                                                                    (Unaudited)
Cash and due from banks                                  $    10,031             $    15,381
Interest-bearing deposits with banks                             701                     653
Federal Funds sold                                             3,700                       -
                                                         -----------             -----------
         Total cash and cash equivalents                      14,432                  16,034

Securities available for sale                                 37,088                  45,100
Securities held to maturity, fair value
   $52,818 and $58,171, respectively                          53,750                  59,550
Loans receivable net of allowance for loan
   losses $2,553 and $2,486, respectively                    217,188                 204,336
Bank premises and equipment, net                               5,358                   3,428
Accrued interest receivable and other assets                   8,350                   7,671
                                                         -----------             -----------
         TOTAL ASSETS                                    $   336,166             $   336,119
                                                         ===========             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Liabilities:
   Deposits:
      Non-interest bearing                               $    34,595             $    34,332
      Interest bearing                                       254,095                 249,018
                                                         -----------             -----------

         Total deposits                                      288,690                 283,350

   Short-term borrowings                                           -                   5,300
   Accrued interest payable
      and other liabilities                                    4,534                   4,214
                                                         -----------             -----------
         Total liabilities                                   293,224                 292,864
                                                         -----------             -----------
Stockholders' Equity:
   Preferred stock, no par value; 500,000 shares
      authorized; no shares issued or outstanding                  -                       -
   Common stock, par value $1.00 per share;
      authorized 20,000,000 shares;
      issued 2,332,077 shares                                  2,332                   2,332
   Surplus                                                    20,482                  20,559
   Retained earnings                                          24,903                  23,665
   Treasury stock, at cost 2000 156,461 shares;
      1999 96,204 shares                                      (4,941)                 (3,403)
   Accumulated other comprehensive income                        166                     102
                                                         -----------             -----------
         Total stockholders' equity                           42,942                  43,255
                                                         -----------             -----------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $   336,166              $  336,119
                                                         ===========             ===========


                                                                            3.
               JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF INCOME
               ---------------------------------------------
                                (Unaudited)

                                         For the Quarter Ended       For Nine Months Ended
                                         ---------------------       ---------------------
                                       Sept. 30,       Sept. 30,   Sept. 30,    Sept. 30,
                                         2000            1999        2000         1999
                                       ---------       ---------   ---------    ---------
                                            (In thousands, except per share amount)

INTEREST INCOME:
   Loans receivable                    $  4,923        $  4,281    $ 14,200     $ 12,745
   Taxable securities                       801           1,026       2,519        3,240
   Tax-exempt securities                    429             535       1,380        1,637
   Other                                    135              87         230          310
                                       --------        --------    --------     --------
         Total interest income            6,288           5,929      18,329       17,932
                                       --------        --------    --------     --------

INTEREST EXPENSE
   Deposits                               3,064           2,809       8,707        8,536
   Short-term borrowings                      -               -          22            -
                                       --------        --------    --------     --------
         Total interest expense           3,064           2,809       8,729        8,536
                                       --------        --------    --------     --------

   Net interest income                    3,224           3,120       9,600        9,396

PROVISION FOR LOAN LOSSES                    45              30         135           90
                                       --------        --------    --------     --------

   Net interest income, after
      provision for loan losses           3,179           3,090       9,465        9,306
                                       --------        --------    --------     --------

OTHER INCOME:
   Trust department                          70              80         270          250
   Customer service fees                    139             117         402          350
   Other                                     95              66         301          247
                                       --------        --------    --------     --------

         Total other income                 304             263         973          847
                                       --------        --------    --------     --------

OTHER EXPENSES:
   Salaries and wages                       912             917       2,723        2,749
   Employee benefits                        275             266         830          805
   Occupancy                                122             110         358          366
   Equipment                                232             230         708          682
   Director compensation                     76              71         222          213
   Taxes, other than income                 120             113         345          324
   Other                                    288             291         920          912
                                       --------        --------    --------     --------

         Total other expenses             2,025           1,998       6,106        6,051
                                       --------        --------    --------     --------

INCOME BEFORE INCOME TAXES                1,458           1,355       4,332        4,102

FEDERAL INCOME TAXES                        336             346       1,072        1,015
                                       --------        --------    --------     --------

   Net income                          $  1,122        $  1,009    $  3,260     $  3,087
                                       ========        ========    ========     ========

PER SHARE DATA:

   Basic earnings                      $    .51        $    .44    $   1.48     $   1.34
                                       ========        ========    ========     ========
   Weighted average number of
      shares outstanding              2,190,942       2,283,810   2,209,942    2,303,961
                                      =========       =========   =========    =========


                                                                          4.

               JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
              ----------------------------------------------
                                (Unaudited)


                                                                                Accumulated
                                                                                   Other
                                     Common              Retained   Treasury   Comprehensive
                                     Stock     Surplus   Earnings     Stock    Income (loss)      Total
                                     ------    -------   --------   --------   -------------      -----
                                                            (In thousands)

BALANCE,
   DECEMBER 31,
   1999                             $ 2,332   $ 20,559   $ 23,665   $ (3,403)     $   102       $ 43,255
                                                                                                --------
Net income for
   the nine
   months ended
   Sept.  30, 2000                        -          -      3,260          -            -          3,260

Change in
   unrealized
   gains (losses)
   on securities
   available for
   sale, net of
   reclassification
   adjustment and tax
   effects                                -          -          -          -           64             64
                                                                                                --------

      Total Comprehensive Income                                                                   3,324
                                                                                                --------

Treasury stock
   acquired                               -          -          -     (1,812)           -         (1,812)

Treasury stock issued for
   dividend reinvestment
   plan (7,516 shares)                    -        (77)         -        272            -            195

Treasury stock issued
   for employee stock
   purchase plan (39 shares)              -          -          -          2            -              2

Cash dividends,
   $.91 per share                         -          -     (2,022)         -            -         (2,022)
                                    -------   --------   --------   --------      -------       --------

Balance Sept. 30, 2000             $ 2,332   $ 20,482   $ 24,903   $ (4,941)     $   166       $ 42,942
                                    =======   ========   ========   ========      =======       ========


                                                                          5.

               JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
              ----------------------------------------------
                                (Unaudited)


                                                                                Accumulated
                                                                                   Other
                                     Common              Retained   Treasury   Comprehensive
                                     Stock     Surplus   Earnings     Stock        Income         Total
                                     ------    -------   --------   --------   -------------      -----
                                                            (In thousands)

BALANCE,
   DECEMBER 31,
   1998                             $ 2,332   $ 20,580   $ 22,322   $    (70)     $   816       $ 45,980
                                                                                                --------
Net income for
   the nine
   months ended
   September 30,                          -          -      3,087          -            -          3,087
   1999

Change in
   unrealized
   gains (losses)
   on securities
   available for
   sale, net of
   reclassification
   adjustment and tax
   effects                                -          -          -          -         (415)          (415)
                                                                                                --------

      Total Comprehensive Income                                                                   2,672
                                                                                                --------

Treasury stock
   acquired                               -          -          -     (2,558)           -         (2,558)

Treasury stock issued
   for dividend reinvestment
   plan (6,277 shares)                    -         (8)         -        230            -            222

Treasury stock issued
   for employee stock purchase
   plan (753 shares)                       -          -          -         28            -             28

Cash dividends,
   $.88 per share                         -          -     (2,033)         -            -         (2,033)
                                    -------   --------   --------   --------      -------       --------

Balance September 30, 1999          $ 2,332   $ 20,572   $ 23,376   $ (2,370)     $   401       $ 44,311
                                    =======   ========   ========   ========      =======       ========


                                                                          6.

               JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
              ----------------------------------------------
                                (Unaudited)

                                              Increase (Decrease) in Cash and Cash Equivalents
                                                      For the Nine Months Ended
                                                      -------------------------
                                                     Sept. 30,         Sept. 30,
                                                       2000              1999
                                                       ----              ----
                                                           (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                        $  3,260          $  3,087
   Adjustments to reconcile net income to net
      cash provided by operating activities:
   Provision for loan losses                              135                90
   Provision for depreciation                             237               212
   Net amortization on securities premium                 138                41
   Deferred directors' fees and supplemental
      retirement plan expense                             192               126
   Payment of deferred compensation                      (129)             (128)
   Deferred income taxes                                  (53)              (58)
   Increase in accrued interest
      receivable and other assets                        (527)             (288)
   Increase (decrease) in accrued interest payable
      and other liabilities                               124               146
                                                     --------          --------

         Net cash provided by operating activities      3,377             3,228
                                                     --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of available for sale securities            (861)             (415)
   Proceeds from maturities of and principal
      repayments on available for sale securities       8,932            14,059
   Purchases of held to maturity securities              (701)          (16,473)
   Proceeds from maturities of and principal
      repayments on held to maturity securities         6,401             9,350
   Net increase in loans receivable                   (12,986)           (6,510)
   Net purchases of bank premises and equipment        (2,167)             (420)
                                                     --------          --------

         Net cash used in investing activities         (1,382)             (409)
                                                     --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in deposits                  5,340            (8,627)
   Net decrease in short-term borrowings               (5,300)                -
   Cash dividends                                      (2,022)           (2,033)
   Purchase of Treasury Stock                          (1,812)           (2,558)
Treasury Stock issued                                     197               258
                                                     --------          --------

         Net cash used in financing activities         (3,597)          (12,960)
                                                     --------          --------

            Decrease in cash and cash equivalents      (1,602)          (10,141)

CASH AND CASH EQUIVALENTS:
   Beginning                                           16,034            20,728
                                                     --------          --------
   Ending                                            $ 14,432          $ 10,587
                                                     ========          ========

CASH PAYMENTS FOR:
   Interest                                          $  8,746          $  8,545
                                                     ========          ========
   Income Taxes                                      $  1,140          $  1,109
                                                     ========          ========

NOTE A  - Basis of Presentation

The financial information includes the accounts of the Juniata Valley Financial Corp. and its wholly owned subsidiary, The Juniata Valley Bank. All significant intercompany accounts and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the nine-month period ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in Juniata Valley Financial Corp.'s annual report on Form 10-k for the year ended December 31, 1999.

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

Statement No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was issued in September 2000. This Statement replaces Statement No. 125 of the same name. This Statement had no effect on the Corporation.

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

Financial Condition:

Total assets of Juniata Valley Financial Corp. totaled $336,166,000 as of September 30, 2000, a slight increase of $47,000 or .01% from December 31, 1999. The loan increase of $12,986,000 and bank premise and equipment increase of $2,167,000 were funded by security proceeds which exceeded purchases by $13,771,000 and the $3,377,000 increase in cash provided by operating activities. Installment loans grew 7 million. This was due to a marketing effort for vehicle loans and home equity lines of credit. Mortgages grew by 5 million. The increase in bank premise and equipment is a result of the construction phase of the Bank's operation center due to be occupied by year end. The remainder was used to fund financing activities along with the increase in deposits of $5,340,000. Short-term borrowings decreased $5,300,000, cash dividends were $2,022,000, and purchase of treasury stock was $1,812,000.

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

                                                                          9.
Results of Operations:

Interest income increased $397,000 or 2.21% for the nine months ended September 30, 2000. For the quarter the increase was $359,000 or 6.05%.
The increase came from the increase of interest income on loans receivable which was $1,455,000 or 11.42%. This was offset by a decline in interest income of $721,000 on taxable securities and $257,000 on tax-exempt securities. Interest expense increased by $193,000 or 2.26% for the nine month period and $255,000 or 9.08% for the quarter ended September 30, 2000. This resulted in an increase in net interest income of $204,000 or 2.17% for the nine months ended September 30, 2000 and $104,000 or 3.33% for the quarter.

Because of the increase in loans outstanding, management has decided to increase the loan loss provision. The increase in the provision is not reflective of a decline in underwriting standards or potential problem loans. In spite of the increasing credit problems nationwide, the Corporation continued its excellent charge-off record (charge-offs, net of recoveries) during the nine months of 2000. The net charge-offs were $67,000. The allowance for loan losses is based upon quarterly reviews by management and a committee of the Board. It is management's judgment that the allowance of $2,553,000 or 1.16% of outstanding loans is adequate to meet any foreseeable loan loss contingency.

Other income has increased $126,000 or 14.88% for the nine month period and $41,000 or 15.59% for the quarter in 2000 over 1999. Trust department income has increased $20,000, customer service fees have increased $52,000 and other income has increased $54,000. The increase in trust department income is a result of the settlement of four estates in 2000. The increase in customer service fees is a result of higher transaction volume as opposed to an increase in fees. The other category increase can be attributed to an increase in mutual fund commissions of $6,000, an increase in consumer insurance related to loans of $14,000 and an increase in debit card fees of $17,000.

Other expenses increased $55,000 or .09% for the nine month period and $27,000 or 1.35% for the quarter ended September 30, 2000. The $26,000 decrease in salary and wages for the nine months ended September 30, 2000, compared to 1999, can be attributed to a decrease of two full time equivalents. The $25,000 increase in employee benefits is reflective of increases in costs as opposed to additional benefits. The $26,000 increase in equipment can be attributed to higher maintenance costs. The $21,000 increase in taxes, other than income is an increase in Pennsylvania Bank Shares Tax. The provision for income taxes for the nine months ending September 30, 2000, was a $57,000 increase over 1999. However the effective tax rate, which is the ratio of income tax expense to income before taxes was 24.74% for both periods.

All of these factors combined have contributed to an increase in net income of $173,000 or 5.60% for the nine month period and $113,000 or 11.20% for the quarter ended September 30, 2000.

Liquidity:

The objective of liquidity management is to ensure that sufficient funding is available, at a reasonable cost, to meet the ongoing operational cash needs of the Corporation and to take advantage of income producing opportunities as they arise. While the desired level of liquidity will vary depending upon a variety of factors, it is the primary goal of the Corporation to maintain a high level of liquidity in all economic environments. Principal sources of asset liquidity are provided by securities maturing in one year or less, other short-term investments such as Federal Funds sold and cash and due from banks. Liability liquidity, which is more difficult to measure, can be met by attracting deposits and maintaining the core deposit base. The Bank joined the Federal Home Loan Bank of Pittsburgh in August of 1993 for the purpose of providing short-term liquidity when other sources are unable to fill these needs. At September 30, 2000, the Bank had available borrowing capacity of over $100,000,000 from the Federal Home Loan Bank of Pittsburgh.

In view of the primary and secondary sources previously mentioned, Management believes that the Corporation's liquidity is capable of providing the funds needed to meet loan demand.

                                                                         10.
Interest rate sensitivity:

Interest rate sensitivity management is the responsibility of the Asset/Liability Management Committee. This process involves the development and implementation of strategies to maximize net interest margin, while minimizing the earnings risk associated with changing interest rates. The traditional gap analysis identifies the maturity and repricing terms of all assets and liabilities.

As of September 30, 2000, the Corporation had a six-month negative gap of $20,266,000. Generally a liability-sensitive position indicates that more liabilities than assets are expected to reprice within the time period and that falling interest rates could positively affect net interest income while rising interest rates could negatively affect net interest income. However, the traditional analysis does not accurately reflect the Bank's interest rate sensitivity since the rates on core deposits generally do not change as quickly as market rates. Historically net interest income has, in fact, not been subject to the degree of sensitivity indicated by the traditional analysis at The Juniata Valley Bank.

Capital Adequacy:

The Bank's regulatory capital ratios for the periods presented are as follows:

Risk Weighted Assets Ratio:


                                             Actual                            Required
                                 ------------------------------      ----------------------------
                                 September 30,     December 31,      September 30,   December 31,
                                     2000              1999              2000            1999
                                 -------------     ------------      -------------   ------------
TIER I                              19.20%            19.59%             4.0%            4.0%
TIER I & II                         20.35%            20.76%             8.0%            8.0%

Total Assets Leveraged Ratio:

TIER I                              12.77%            12.33%             4.0%            4.0%


At September 30, 2000, the Corporation exceeds the regulatory requirements to be considered a "well capitalized" financial institution. The Board of Directors of the Juniata Valley Financial Corp. authorized the repurchase of up to 5% of its shares outstanding of common stock (111,700 shares). As of September 30, 2000, approximately 60,000 shares have been repurchased. The Bank plans to buy back the additional shares but management does not feel it will have a material impact on the Bank.

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

                                           Juniata Valley Financial Corp.
            (Registrant)

Date _______________________________  By   _______________________________
                                           Francis J. Evanitsky, President

Date _______________________________  By   _______________________________
                                           Linda L. Engle, Treasurer