Form 10-K
period 2000-12-31
JUNIATA VALLEY FINANCIAL CORP
filed 2001-03-14
CIK 714712

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2000 Commission File Number 0-13232

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

          Bridge & Main Streets, PO Box 66, Mifflintown, PA 17059-0066
          ------------------------------------------------------------
               (Address or principal executive offices) (Zip Code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of January 31, 2001.

                   Common Stock, $1.00 Par Value - $54,475,562
                   -------------------------------------------

Indicate the number of shares outstanding of each issuer's classes of common stock, as of January 31, 2001.

                     Common Stock, $1.00 Par Value 2,157,448
                     ---------------------------------------

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Annual Report to Shareholders for the year ended December 31, 2000, are incorporated by reference into Parts I, II and III.

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held April 17, 2001, are incorporated by reference into Part III.

PART I

ITEM 1.     BUSINESS

            Incorporated by reference are the data appearing on Pages 7 through 14 of the 2000 Annual Report.

ITEM 2.     PROPERTIES

            The physical properties of the Corporation are all owned or leased by the Bank.

            The Bank owns the buildings located at: Bridge and Main Streets, Mifflintown, Pennsylvania (its corporate headquarters); Butcher Shop Road, Mifflintown, Pennsylvania (financial center); 301 Market Street, Port Royal, Pennsylvania; corner of Main and School Streets, McAlisterville, Pennsylvania; Four North Market Street, Millerstown, Pennsylvania; Main Street, Blairs Mills, Pennsylvania; Monument Square, Lewistown, Pennsylvania; Route 322 Reedsville, Pennsylvania; 100 East Market Street, Lewistown, Pennsylvania; 100 West Water Street, Lewistown, Pennsylvania; 302 South Logan Boulevard, Burnham, Pennsylvania. In addition thereto, the Bank leases two offices. One, in the Shopping Plaza located on Legislative Route 31, Mifflintown, Pennsylvania, which lease with extension expires in 2007. The second one is located in the Wal-Mart Supercenter, Lewistown, Pennsylvania, which expires in October 2001. All of the buildings used by the Bank are freestanding and are used exclusively for banking purposes.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None

PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
            MATTERS

            Incorporated by reference are the data appearing on page 2 of the 2000 Annual report.

ITEM 6.     SELECTED FINANCIAL DATA

            Incorporated by reference are the data appearing on Page 16 of the 2000 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            Incorporated by reference are the data appearing on Pages 17 through 32 of the 2000 Annual Report.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            Incorporated by reference are the data under the caption "Market Rate Risk" appearing on Pages 27 through 30 of the 2000 Annual Report.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            Icorporated by reference are the financial statements and notes on Pages 33 through 53 of the 2000 Annual Report and the Quarterly Results of Operations on Page 15 of the Annual Report.

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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            Incorporated by reference is the information pertaining to transactions with directors and officers of the Bank within the footnote "Transactions with Executive Officers and Directors: on Page 49 of the 2000 Annual Report.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


            (a)     1.     Financial Statements

                           The Consolidated Financial Statements of Juniata Valley Financial Corp., as included in the 2000 Annual Report to Shareholders, are incorporated in this report by reference.

                    2. All schedules are omitted because they are not applicable, the data is not significant, or the required information is shown in the financial statements or the notes thereto.

            (b)     Reports on Form 8-K

                    None.

            (c)     Exhibits

                    (13)     Annual Report to Shareholders
                    (21) Subsidiaries of the Registrant - As of the date of this report Juniata Valley Bank is the only subsidiary of the Registrant.
                    (23) Consent of Beard Miller Company L.L.P., Independent Auditors

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   JUNIATA VALLEY FINANCIAL CORP. (REGISTRANT)
                              Date: March 15, 2001

                        By _____________________________
                              Francis J. Evanitsky
                             Director, President and
                             Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         -------------------------                   -------------------------
         Ronald H. Witherite                         Joe E. Benner
         Vice Chairman, Secretary                    Director
         Date:  March 15, 2001                       Date:  March 15, 2001



         -------------------------                   -------------------------
         Jan G. Snedeker                             A. Jerome Cook
         Director                                    Chairman
         Date:  March 15, 2001                       Date:  March 15, 2001



         -------------------------                   -------------------------
         Don E. Haubert                              Martin L. Dreibelbis
         Director                                    Director
         Date:  March 15, 2001                       Date:  March 15, 2001



         -------------------------                   -------------------------
         John A. Renninger                           Dale G. Nace
         Director                                    Director
         Date:  March 15, 2001                       Date:  March 15, 2001



         -------------------------                   -------------------------
         Francis J. Evanitsky                        Harold B. Shearer
         President                                   Director
         Date:  March 15, 2001                       Date:  March 15, 2001

         -------------------------                   -------------------------
         Philip E. Gingrich Jr.                      Charles L. Hershberger
         Director                                    Director
         Date:  March 15, 2001                       March 15, 2001



         -------------------------                   -------------------------
         Marshall L. Hartman                         Robert K. Metz, Jr.
         Director                                    Director
         Date:  March 15, 2001                       Date:  March 15, 2001



         -------------------------                   -------------------------
         Timothy I. Havice                           Richard M. Scanlon, DMD
         Director                                    Director
         Date:  March 15, 2001                       Date:  March 15, 2001



         -------------------------                   -------------------------
         John M. Wilson                              Linda L. Engle
         Director                                    Chief Financial Officer
         Date:  March 15, 2001                       Chief Accounting Officer
                                                     March 15, 2001

         JUNIATA VALLEY FINANCIAL CORP. AND ITS WHOLLY-OWNED SUBSIDIARY,
                             THE JUNIATA VALLEY BANK
                                DECEMBER 31, 2000


                                MISSION STATEMENT

The Juniata Valley Bank, as an independent community bank, will endeavor to identify customers' financial needs and exceed their expectations in delivering quality products and services at a fair price to assure shareholders an above average return and employees competitive salaries and benefits. The business of the bank will be conducted with integrity and responsiveness to the communities served.

                                    CONTENTS


                                                                            Page
Stock, Dividend and Broker Information---------------------------------------- 2
Letter to Shareholders-------------------------------------------------------- 3
Corporation Officers and Directors-------------------------------------------- 4
Advisory Board Members-------------------------------------------------------- 5
Bank Officers----------------------------------------------------------------- 6
Business----------------------------------------------------------------- 7 - 15
Financial Highlights--------------------------------------------------------- 16
Management's Discussion and Analysis of Financial Condition and
      Results of Operations--------------------------------------------- 17 - 32
Report of Independent Auditors----------------------------------------------- 33
Financial Statements:
     Consolidated Balance Sheets--------------------------------------------- 34
     Consolidated Statements of Income--------------------------------------- 35
     Consolidated Statements of Stockholders' Equity------------------------- 36 Consolidated Statements of Cash Flows----------------------------------- 37
     Notes to Consolidated Financial Statements------------------------- 38 - 53

STOCK, DIVIDEND AND BROKER INFORMATION

Common stock issued by Juniata Valley Financial Corp. is quoted under the symbol "JUVF" on the over-the-counter ("OTC") Electronic Bulletin Board, an automated quotation service, made available through, and governed by, the NASDAQ system.

Prices presented in the table below are bid prices between broker-dealers which do not include retail mark-ups or mark-downs or any commission to the broker-dealer. The published bid prices do not necessarily reflect prices in actual transactions. Cash dividends paid for 2000 and 1999 are provided in the table below.

                  2000                                      1999
                  ----                                      ----
                               Dividends                               Dividends
Quarter     High       Low     per share      Quarter    High    Low   per share
-------     ----       ---     ---------      -------    ----    ---   ---------

First      $33.00    $31.25      .50          First     $37.50  $35.25    .50
Second      31.25     27.50      .41          Second     35.25   34.75    .38
Third       27.50     26.00                   Third      34.75   34.50
Fourth      26.00     25.00      .42          Fourth     34.50   33.00    .40

     For further information, we refer you to:

Ferris Baker Watts, Inc.            F.J. Morrissey & Co., Inc.
100 Light Street                    1700 Market St., Suite 1420
Baltimore, MD  21202                Philadelphia, PA  19103-3913
(800) 638-7411                      (800) 842-8928


Ryan, Beck & Co.
150 Monument Road, Suite 106
Bala Cynwyd, PA  19004
(800) 223-8969

Janney, Montgomery, Scott, Inc.     Sandler O'Neil & Partners, L.P.
48 E. Market St., P.O. Box 2246     Two World Trade Center 104th Floor
York, PA  17405-2246                New York, NY  10048
(717) 845-5611                      (800) 635-6851


DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

Information regarding the Corporation's Dividend Reinvestment and Stock Purchase Plan may be obtained by calling (717) 436-8211 or by writing to:

                               Ms. Linda L. Engle
                         Juniata Valley Financial Corp.
                                   P.O. Box 66
                              Mifflintown, PA 17059


DIVIDEND DIRECT DEPOSIT PROGRAM

Juniata Valley Financial Corp. now offers a dividend direct deposit program whereby shareholders with registered stock in their own names may choose to have their dividends deposited directly into the bank account of their choice on dividend payment date. Information concerning this optional program is available by calling (717) 436-8211 or writing to:

                               Ms. Linda L. Engle
                         Juniata Valley Financial Corp.
                                   P.O. Box 66
                              Mifflintown, PA 17059

                                     [LOGO]
                                 JUNIATA VALLEY
                                 FINANCIAL CORP.
                         -------------------------------
                         MIFFLINTOWN, PENNSYLVANIA 17059
                         -------------------------------

                               POST OFFICE BOX 66
                            TELEPHONE (717) 436-8211

To Our Shareholders,

     The year 2000 indeed was a challenging and exciting year for the Juniata Valley Financial Corp. A year filled with challenges, opportunities and change.
     In May we celebrated the grand reopening of our remodeled and expanded Burnham Office. The branch now features two drive-up window lanes, as well as a drive-up ATM. This facility now affords our customers significantly improved ease of access, while improving on our already high level of customer service.
     The month of June was an exciting month for your bank as we implemented and very successfully introduced our state-of-the-art Internet banking program. This program allows ease of banking activities for individuals as well as business customers from the convenience of your home or office. In addition to normal banking activities our system offers an efficient and highly regarded bill payment feature. For more information regarding The Juniata Valley Bank, our products and services, please visit our website at www.jvbonline.com.
     In December we relocated our proof, bookkeeping and computer areas to our new center in Mifflintown. This facility provides ample room for these operation areas, and affords us room for growth. Additionally, it houses a much needed training facility. This facility will enable us to provide quality training in a quality environment. As we continue on our journey to become a highly regarded one stop financial services provider, having trained, qualified, and understanding employees is paramount.
     Two thousand marked improved performance over nineteen ninety-nine for the Juniata Valley Financial Corp. Net income increased 2.5% to $4,387,000 primarily as a result of loan growth and expense control. Our net loan growth of 7.6% to $219,819,000 from $204,336,000 resulted in an increase in net interest income of $295,000 over 1999. Despite the projects and programs mentioned earlier, non interest expense only increased $152,000 over 1999, or 1.9%, a very commendable percentage. Another factor instrumental in our earnings improvement was the increase in non interest income of $91,000 or 7.04% over 1999.
     As a result of this financial improvement, earnings per share increased from $1.87 per share in 1999 to $1.99 per share in 2000, or 6.4%. Additionally, return on average assets improved from 1.26% in 1999 to 1.31% in 2000 and return on average equity improved from 9.61% to 10.42%.
     We would like to take this opportunity to thank Edward R. "Dusty" Rhodes for his years of dedicated service to the bank. Mr. Rhodes retired as a Director in August, 2000.
     We would also like to pay a special thanks to A. Jerome "Jerry" Cook who retired in September, 2000 after serving as President, CEO for twenty-eight years. Mr. Cook's thirty-five years of dedication and support to the bank, as well as his commitment to the community, was greatly appreciated.
     As always, we would like to thank you, our shareholders, for your continued loyalty and support. Further, we want to assure you that the officers, directors and employees will continue to work diligently to ensure that the Juniata Valley Financial Corp. continues to be a quality financial institution.

                                       Sincerely,


                                       [SIGNATURE]

                                       Francis J. Evanitsky
                                       President and CEO

                     JUNIATA VALLEY FINANCIAL CORP. OFFICERS

A. JEROME COOK                                               RONALD H. WITHERITE
Chairman                                                Vice Chairman, Secretary

FRANCIS J. EVANITSKY                                              LINDA L. ENGLE
President                                                              Treasurer



                                    DIRECTORS

JOE E. BENNER                                                ROBERT K. METZ, JR.
Owner, Benner Automotive                     President, Metz Poultry Farms, Inc.

A. JEROME COOK                                                      DALE G. NACE
Chairman, Juniata Valley Financial Corp.   Owner, Glenn Nace Plumbing & Heating;
                                                                GlenDale Storage

MARTIN L. DREIBELBIS                                           JOHN A. RENNINGER
Self-Employed, Petroleum Consultant                   President, A. D. Renninger
                                                                  Lumber Company

FRANCIS J. EVANITSKY                                     RICHARD M. SCANLON, DMD
President & CEO, The Juniata Valley Bank                   Self-Employed Dentist

PHILIP E. GINGERICH, JR                                        HAROLD B. SHEARER
President, Central Insurers Group, Inc.                     Self-employed Farmer

MARSHALL L. HARTMAN                                              JAN G. SNEDEKER
Retired President, Lewistown Trust Co.         President, Snedeker Oil Co., Inc.

DON E. HAUBERT                                                    JOHN M. WILSON
President, Haubert Homes                      Retired President, Wilson Oil, Co.

TIMOTHY I. HAVICE                                            RONALD H. WITHERITE
Real Estate Developer                        Owner, Ron's IGA Fruit Market, Inc.

CHARLES L. HERSHBERGER
President, Hoenstine Funeral Homes, Inc.


           NOTE: Above Directors also comprise the Board of Directors for The Juniata Valley Bank

                             ADVISORY BOARD MEMBERS

MILLERSTOWN OFFICE                            MONUMENT SQUARE/WAL-MART OFFICES
R. Franklin Campbell                          William H. Bradford
Lowell R. Frantz, C.L.U.                      William R. Carter
Gregory J. Gordon                             Lee Ellen Foose
Gerald M. Lyter                               Sharon Havice
James A. Witmer                               J. Neal Shawver
Gary G. Wright                                Harry F. Stimely
                                              Frank A. Zampelli

PORT ROYAL OFFICE                             GARDENVIEW OFFICE
Kim Bomberger                                 David B. Esh
Richard J. Junk                               M. Randall French
N. Jeffrey Leonard                            H. Ross Harshbarger
Dennis A. Long                                Donald R. Hartzler
Freeburn Love                                 Jerry L. Wagner


McALISTERVILLE OFFICE                         MARKET STREET/WATER STREET OFFICES
Mark Apple                                    George W. Anderson
Clair Ehrenzeller                             Catherine J. Laub
Samuel E. Knouse                              Susan M. McCartney
Joseph D. Ritzman                             Steve R. Watson
Richard J. Sankey                             Lou Ann Wilson


BLAIRS MILLS OFFICE                           BURNHAM OFFICE
Robert G. Allison                             Mark S. Elsesser
Wayde H. Cisney                               Daniel B. Firth
William R. Goshorn                            Leann M. Fisher
C. Roger Searer                               David E. Walker
Clair L. Yohn

                        THE JUNIATA VALLEY BANK OFFICERS

           A Wholly-Owned Subsidiary of Juniata Valley Financial Corp.

MIFFLINTOWN OFFICE
       Francis J. Evanitsky------------------------------------President & C.E.O
       Linda L. Engle----------------------------Executive Vice President, C.O.O Betty D. Ryan-------------------Vice President & Community Office Manager Jeffrey A. Pottorff----------Vice President, Auditor & Compliance Officer Paul M. Lipka-----------------Assistant Vice President, Marketing Officer Ruth H. Nace------------------------------------------Executive Secretary
   ADMINISTRATION
       Donald L. Musser .Sr.---------------Vice President, Branch Administration Pamela S. Eberman------------------Vice President, Human Resource Manager
   CONTROLLER
       Kristi J. Burdge-----------------------------------------------Controller
       Anna Mae Peoples---------------------Vice President, Assistant Controller LOANS
       Edward L. Kauffman----------------Sr. Vice President, Loan Administration Robert G. Dillon-----------------------------Vice President, Loan Officer Scott E. Nace--------------------------------Vice President, Loan Officer David A. Pecht--------------------------Vice President, Mortgage Division Kurt L. McKinney, Jr.------------------------------------Sr. Loan Officer
       R. Jack Morgan-----------------------------------------------Loan Officer
       Loretta A. Saylor--------------------------------------------Loan Officer
       John B. Zavacky-------------------------------Loan Administration Officer OPERATIONS
       Judy R. Aumiller---------------------------Sr. Vice President, Operations Kathy D. Hutchinson----------------------------Vice President, Operations Deborah A. Sheaffer--------------------Vice President, Operations Officer Sherise Pelizzari------------Assistant Vice President, Operations Manager
   TRUST
       James C. Dillman------------------------Sr. Vice President, Trust Officer Cynthia L. Williams-------------------------Vice President, Trust Officer
BLAIRS MILLS OFFICE
       C. Roger Searer------------------Vice President, Community Office Manager Wanda K. Rowles----------------------------------Customer Service Officer
BURNHAM OFFICE
       Leann M. Fisher------------------Vice President, Community Office Manager GARDENVIEW OFFICE
       M. Randall French----------------Vice President, Community Office Manager MARKET STREET OFFICE
       Lou Ann Wilson-------------------Vice President, Community Office Manager Brenda A. Brubaker-------------------------------Customer Service Officer
McALISTERVILLE OFFICE
       Joseph D. Ritzman----------------Vice President, Community Office Manager Leslie A. Miller---------------------------------Customer Service Officer
MILLERSTOWN OFFICE
       James A. Witmer------------------Vice President, Community Office Manager Barbara I. Seaman--------------------------------Customer Service Officer
MONUMENT SQUARE OFFICE
       Lee Ellen Foose------------------Vice President, Community Office Manager Suzanne Booher-----------------------------------Customer Service Officer
MOUNTAIN VIEW OFFICE
       Connie C. Benner-----------------Vice President, Community Office Manager PORT ROYAL OFFICE
       Larry B. Cottrill, Jr.---------------------------Community Office Manager Lona Rae Hawthorne-------------------------------Customer Service Officer
WAL-MART SUPERCENTER OFFICE
       J. Neal Shawver------------------Vice President, Community Office Manager WATER STREET OFFICE
       Catherine J. Laub----------------Vice President, Community Office Manager

         JUNIATA VALLEY FINANCIAL CORP. AND ITS WHOLLY-OWNED SUBSIDIARY,
                             THE JUNIATA VALLEY BANK
                                    BUSINESS
DESCRIPTION OF BUSINESS

On April 19,1983, the shareholders of The Juniata Valley Bank (The Bank) approved a plan of merger and reorganization. The plan was approved by the various regulatory agencies on June 7, 1983 and the Juniata Valley Financial Corp., a one bank holding company, registered under the Bank Holding Company Act of 1956, as amended, was organized. The Bank is the oldest independent commercial bank in Juniata and Mifflin County having originated under a state bank charter in 1867.

The Juniata Valley Bank operates twelve branch banking offices and two trust service offices. At December 31, 2000, the Bank had 136 full-time equivalent employees. The Bank is engaged in commercial banking and trust business as authorized by the Pennsylvania Banking Code of 1965. This includes accepting time and demand deposits, making secured and unsecured commercial and consumer loans, financing commercial transactions, making construction and mortgage loans, and administering corporate, pension and personal trust services. The Bank provides its services to individuals, corporations, partnerships, associations, municipalities and other governmental bodies. As of December 31, 2000, the Bank had four offices in Juniata County, one office in Perry County, six offices in Mifflin County and one office in Huntingdon County.

On July 1, 1998, the Corporation completed the merger of Lewistown Trust Company (Lewistown), a commercial bank located in Lewistown, Pennsylvania, by issuing 931,700 shares of common stock for all of the outstanding common stock of Lewistown, except for the 5,324 shares of Lewistown held by the Corporation which were cancelled. The merger was accounted for under the pooling-of-interests method of accounting and, as such, all prior period information has been restated.

COMPETITION

The Bank's principal market area includes all of Mifflin and Juniata Counties, and portions of Perry, Huntingdon, Centre, Franklin and Snyder Counties. There are 15 commercial banks which are headquartered or have branch offices located within the Bank's market area which the Bank considers its primary competitors. Of the 15 commercial banks with operations in the Bank's market area, the Bank ranked second in assets as of December 31, 2000.

Additionally, the Bank has been subjected to competition from non-bank firms, such as savings and loans, credit unions, brokerage firms, insurance companies, mutual fund companies, consumer finance and credit card firms, retail and manufacturing conglomerates, and other firms providing financial services and credit to customers. Although many non-bank industries now offer services traditionally provided only by banks, banks are constrained by costly regulations and time-worn laws to compete effectively against non-bank providers of financial services. However, the Bank strives to remain competitive with respect to interest rates, service fees and service quality in order to achieve continued growth and success in its market. The Bank also continues to develop and strengthen its strong ties to the communities it serves, relying on the unique and strong relationship that a community bank has with its customers and community by providing excellent, personal customer service.

The deposit base of The Juniata Valley Bank is such that the loss of one depositor or a related group of depositors would not have a dramatically adverse effect on the Bank's business. In addition, the loan portfolio is very well diversified, so that one industry or group or related industries does not comprise a material portion of total loans outstanding. The Bank's business is not seasonal, nor does it have any risks attendant to foreign sources.

SUPERVISION AND REGULATION

Juniata Valley Financial Corp. operates in a highly regulated industry, and thus may be affected by changes in state and federal regulations and legislation. As a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the Act), the Corporation is subject to supervision and examination by the Board of Governors of the Federal Reserve System and is required to file with the Federal Reserve Board quarterly reports and information regarding its business operations and those of its subsidiary.

The Act requires the Corporation to obtain Federal Reserve approval before: acquiring more than five percent ownership interest in any class of the voting securities of any bank; acquiring all or substantially all of the assets of a bank; or, merging or consolidating with another bank holding company. In addition, the Act prohibits a bank holding company from acquiring the assets, or more than five percent of the voting securities, of a bank located in another state, unless such acquisition is specifically authorized by the statutes of the state in which the bank is located.

New banking legislation passed in November of 1999, modifies the 43-year old Bank Holding Company Act of 1956 to permit a Bank Holding Company that owns a commercial bank to engage in any type of financial activity. The commercial bank has to be well-capitalized, well-managed and CRA-rated satisfactory or better. Financial activities include securities, insurance, merchant banking/equity investment, financial in nature, and complimentary activities.

         JUNIATA VALLEY FINANCIAL CORP. AND ITS WHOLLY-OWNED SUBSIDIARY,
                             THE JUNIATA VALLEY BANK
                                    BUSINESS

SUPERVISION AND REGULATION (CONTINUED)

The deposits of The Juniata Valley Bank are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation (FDIC). Consequently, the Bank is subject to regulations and reviews under the provisions of the Federal Deposit Insurance Act, but the primary regulatory body is the Pennsylvania Department of Banking. The Pennsylvania Department of Banking conducts regular reviews which have resulted in satisfactory evaluations to date.

In 1991, the Federal Deposit Insurance Corporation Act (FDICIA) was signed into law. FDICIA established five different levels of capitalization of financial institutions, with prompt corrective actions and significant operational restrictions imposed on institutions that are capital deficient. The five categories are: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

To be considered well capitalized, an institution must have a total risk-based capital ratio of at least 10%, a Tier I risk based capital ratio of at least 6%, a leverage capital ratio of 5% and must not be subject to any order or directive requiring the institution to improve its capital level. An institution falls within the adequately capitalized category if it has a total risk-based capital ratio of at least 8%, a Tier I risk-based capital ratio of at least 4%, and a leverage capital ratio of at least 4%. Institutions with lower capital levels are deemed to be undercapitalized, significantly undercapitalized, or critically undercapitalized, depending on their actual capital levels.

The following table sets forth the computation of the Bank's regulatory capital ratios. The Bank exceeded the minimum capital levels of the well capitalized category. The Corporation's ratios were not materially different from those of the Bank.


                                                                         December 31,
                                                                         -----------
                                                             2000           1999           1998
                                                             ----           ----           ----
Risk-weighted assets ratio:
   Tier I                                                    18.46%         19.59%         21.16%
   Total                                                     19.59%         20.76%         22.36%

Total assets leverage ratio:
   Tier I                                                    12.30%         12.33%         13.12%



SECURITIES PORTFOLIO

The following table sets forth the carrying amount of securities at the dates indicated:


                                                                        December 31,
                                                                         -----------
                                                             2000           1999           1998
                                                             ----           ----           ----
                                                                       (In Thousands)
Available for sale securities (at fair value):
   U.S. Treasury and other U.S. government obligations     $ 6,035       $  6,441       $  8,873
   States and political subdivisions                        15,341         23,448         28,123
   Other corporate                                           5,042          5,992          4,872
   Mortgage-backed                                           5,823          7,244         11,046
   Equity                                                    2,090          1,975          1,806
                                                           -------       --------       --------

                                                            34,331         45,100         54,720
                                                           -------       --------       --------

Held to maturity securities (at amortized cost):

   U.S. Treasury and other U.S. government obligations      13,071         14,448         16,042
   States and political subdivisions                        27,201         30,223         30,297
   Other corporate                                          10,968         14,879         22,446
                                                           -------       --------       --------

                                                            51,240         59,550         68,785
                                                           -------       --------       --------

         Total securities                                  $85,571       $104,650       $123,505
                                                           =======       ========       ========

         JUNIATA VALLEY FINANCIAL CORP. AND ITS WHOLLY-OWNED SUBSIDIARY,
                             THE JUNIATA VALLEY BANK
                                    BUSINESS

SECURITIES PORTFOLIO (CONTINUED)

The following table sets forth the maturities of securities at December 31, 2000 and the weighted average yields of such securities by contractual maturities or call dates. Yields on obligations of state and political subdivisions are not presented on a tax equivalent basis. Mortgage-backed securities with contractual maturities after ten years from December 31, 2000, feature regular repayments of principal and average lives of three to five years.



                                                                                         Maturing
                                                                                         --------
                                                                              After One           After Five
                                                                              But Within          But Within             After
                                                       Within One Year        Five Years          Ten Years            Ten Years
                                                       Amount    Yield      Amount    Yield    Amount    Yield      Amount    Yield
                                                       ------    -----      ------    -----    ------    -----      ------    -----
                                                                                      (In Thousands)
Available for sale:

     U.S. Treasury and other U.S.
         government agencies                          $ 1,349     6.36%    $ 4,559     6.16%     $ 99     6.71%     $   28     6.37%
     State and political
         subdivisions                                   6,831     4.96       7,833     5.00       414     4.71         263     6.50
     Other corporate                                    1,999     6.72       3,043     6.34        --       --          --       --
     Mortgage-backed                                       --       --          --       --       143     7.87       5,680     6.28
                                                      -------              -------               ----               ------

                                                       10,179               15,435                656                5,971
                                                      -------              -------               ----               ------
Held to maturity:

     U.S. Treasury and other U.S.
         government agencies                            2,072     5.10      10,999     5.97        --       --          --       --
     State and political
         subdivisions                                     400     3.70      26,527     4.02        --       --         274     4.23
     Other corporate                                    2,514     6.38       7,953     5.97        --       --         501     5.90
                                                      -------              -------               ----               ------

                                                        4,986               45,479                 --                 775
                                                      -------              -------               ----               ------

              Total                                   $15,165              $60,914               $656               $6,746
                                                      =======              =======               ====               ======


Securities classified as available for sale are those debt securities that the Bank intends to hold for an indefinite period of time, but not necessarily to maturity. Securities available for sale are carried at fair value. Unrealized gains or losses are reported in other comprehensive income, net of the related deferred tax effect. Securities classified as held to maturity are those debt securities the Bank has both the intent and ability to hold to maturity. These securities are carried at cost adjusted for amortization of premium and accretion of discount.

         JUNIATA VALLEY FINANCIAL CORP. AND ITS WHOLLY-OWNED SUBSIDIARY,
                             THE JUNIATA VALLEY BANK
                                    BUSINESS

LOAN PORTFOLIO

The highest loan concentration by activity type continues to be the trucking industry. The percentage of these loans to total loans was approximately four percent at the latest review. This industry services many other industries and no potential significant risk is evident.

As with any lending activity, potential risk exists. Loans in the commercial, financial and industrial category have increased as a percentage of total loans for the second consecutive year. The Bank prudently evaluates loans in this category and generally secures such lending with collateral consisting of real and/or tangible personal property.

All lending is granted on a variable rate basis except consumer loans which are fixed rate. Consumer loans, consisting of approximately twenty-three percent of total loans, average a three to four year repayment period and are fixed at such a rate that rate sensitivity is considered to be limited.

The following table shows the Bank's loan distribution at the end of each of the last five years:


                                                                            December 31,
                                                                            ------------
                                                   2000          1999           1998            1997           1996
                                                   ----          ----           ----            ----           ----
                                                                          (In Thousands)
     Commercial, financial and agricultural     $ 23,327      $ 18,784       $ 15,047        $ 16,110       $ 15,531
     Real estate mortgage                        142,897       139,163        133,047         142,216        130,865
     Consumer (less unearned discount)            52,991        46,419         41,049          32,428         30,822
     All other                                     3,101         2,456          2,819           2,945          3,674
                                                --------      --------       --------        --------       --------

         Total loans                            $222,316      $206,822       $191,962        $193,699       $180,892
                                                ========      ========       ========        ========       ========



This table shows the maturity of loans (excluding residential mortgages of 1-4 family residences and consumer loans) outstanding as of December 31, 2000.






     Commercial, agricultural and financial                   $ 23,327       $     --        $     --       $ 23,327
     All other                                                   3,101             --              --          3,101
                                                              --------       --------        --------       --------

         Total loans                                          $ 26,428       $     --        $     --       $ 26,428
                                                              ========       ========        ========       ========

         JUNIATA VALLEY FINANCIAL CORP. AND ITS WHOLLY-OWNED SUBSIDIARY,
                             THE JUNIATA VALLEY BANK
                                    BUSINESS

NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

The following table summarizes the Bank's nonaccrual, past due and restructured loans:


                                                                             December 31,
                                                                             ------------
                                                   2000           1999           1998            1997           1996
                                                   ----           ----           ----            ----           ----
                                                                            (In Thousands)


     Average loans outstanding                   $212,270       $193,305       $189,778        $186,510       $174,575
                                                 ========       ========       ========        ========       ========
     Nonaccrual loans                            $    364       $    164       $     --        $    239       $    482
     Accruing loans past due
         90 days or more                              440            262            386             395            408
     Restructured loans                                --             --             --             173             --
                                                 --------       --------       --------        --------       --------

         Total                                   $    804       $    426       $    386        $    807       $    890
                                                 ========       ========       ========        ========       ========
     Ratio of non-performing loans
         to average loans outstanding                 .39%           .22%           .20%            .43%           .51%

Information with respect to nonaccrual and restructured loans at December 31,

                                                   2000           1999           1998            1997           1996
                                                   ----           ----           ----            ----           ----
                                                                            (In Thousands)
     Nonaccrual loans                            $    364       $    164       $     --        $    239       $    482
     Restructured loans                                --             --             --             173             --
     Interest income that would have been
         recorded under original terms                 38             16             --              20             56
     Interest income recorded
         during the period                             --             --             --              24              4
     Commitments to lend additional funds              --             --             --              --             --



A loan is generally considered impaired when it is probable the Bank will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. The accrual of interest is discontinued when the contractual payment of principal and interest has become 90 days past due or management has serious doubts about further collectibility of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for loan losses. Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management's judgement as to the collectibility of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

         JUNIATA VALLEY FINANCIAL CORP. AND ITS WHOLLY-OWNED SUBSIDIARY,
                             THE JUNIATA VALLEY BANK
                                    BUSINESS

SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes the Bank's loan loss experience for each of the five years ended December 31,



                                                   2000           1999           1998            1997           1996
                                                   ----           ----           ----            ----           ----
                                                                            (In Thousands)

Average loans outstanding                        $212,270       $193,305       $189,778        $186,510       $174,575
                                                 ========       ========       ========        ========       ========
     Allowance for loan loss at January 1        $  2,486       $  2,477       $  2,390        $  2,350       $  2,228

     Losses charged to allowance
         Commercial                                   155              2             37              60             58
         Real estate                                   --             27             13              12             --
         Consumer                                      89            100             93             161             98
                                                 --------       --------       --------        --------       --------

                                                      244            129            143             233            156
                                                 --------       --------       --------        --------       --------
     Recoveries credited to allowance
         Commercial                                    13             --              1              17              2
         Real estate                                   --             --             --              --             --
         Consumer                                      12             18             19              36             46
                                                 --------       --------       --------        --------       --------
                                                       25             18             20              53             48
                                                 --------       --------       --------        --------       --------
     Net charge-offs                                  219            111            123             180            108

     Provision for possible loan losses               230            120            210             220            230
                                                 --------       --------       --------        --------       --------

     Allowance for loan losses at December 31    $  2,497       $  2,486       $  2,477        $  2,390       $  2,350
                                                 ========       ========       ========        ========       ========

     Ratio of net charge-offs to
         average loans outstanding                    .10%            .06%          .06%           .10%            .06%



The amount charged to operations and the related balance in the allowance for loan losses is based upon periodic evaluations of the loan portfolio by management. These evaluations consider several factors including, but not limited to, general economic conditions, loan portfolio composition, prior loan loss experience and management's estimate of future potential losses.

This table shows an allocation of the allowance for loan losses as of the end of each of the last five years.




                              2000                1999                1998              1997               1996
                              ----                ----                ----              ----               ----
                                                                (In Thousands)
                                   % OF                % of               % of               % of                % of
                        AMOUNT     LOAN     Amount     Loan     Amount    Loan    Amount     Loan    Amount      Loan
     Commercial         $  670     12.4%    $  577     10.3%    $  537     9.3%   $  482      9.9%   $  569      10.6%
     Real estate           472     64.3        468     67.3        483    69.3       483     73.4       436      72.3
     Consumer              770     23.3        750     22.4        741    21.4       694     16.7       617      17.1
     Unallocated           585       --        691       --        716      --       731       --       728        --
                        ------     ----     ------     ----     ------    ----    ------     ----    ------      ----

         Total          $2,497      100%    $2,486      100%    $2,477     100%   $2,390      100%   $2,350       100%
                        ======     ====     ======     ====     ======    ====    ======     ====    ======      ====


         JUNIATA VALLEY FINANCIAL CORP. AND ITS WHOLLY-OWNED SUBSIDIARY,
                             THE JUNIATA VALLEY BANK
                                    BUSINESS

SUMMARY OF LOAN LOSS EXPERIENCE (CONTINUED)

While loans secured by real estate mortgages comprise greater than 64% of the total loan portfolio, historically these accounts have resulted in marginal loss. Therefore management's evaluation of the loan portfolio indicates a relatively low allocation of the allowance for this category of loans.

In addition to management's regular reviews, the results of normal examination of the loan portfolio by representatives of regulatory agencies and the Bank's independent accountants are also considered in determining the level at which the allowance should be maintained. There are no material loans classified for regulatory purposes as loss, doubtful, substandard or special mention which management expects to impact future operating results, liquidity or capital resources. Additionally, management is not aware of any information that would give serious doubt as to the ability of its borrowers to substantially comply with loan repayment terms.

Highly leveraged transactions (HLTS) generally include loans and commitments made in connection with recapitalizations, acquisitions and leveraged buyouts, and result in the borrowers debt-to-total assets ratio exceeding 75%. The Bank has no loans at December 31, 2000, that qualified as HLTS.

         JUNIATA VALLEY FINANCIAL CORP. AND ITS WHOLLY-OWNED SUBSIDIARY,
                             THE JUNIATA VALLEY BANK
                                    BUSINESS

DEPOSITS

The average daily amount of deposits and rates paid on such deposits is summarized for December 31, in the following table:



                                                   2000                       1999                        1998
                                                   ----                       ----                        ----
                                          AMOUNT          RATE       Amount          Rate        Amount          Rate
                                          ------          ----       ------          ----        ------          ----
                                                                         (In Thousands)
     Non-interest bearing demand          $ 34,827                   $ 34,728                    $ 30,719
     Interest bearing demand                46,221        2.95%        46,212        2.67%         49,199        2.87%
     Savings deposits                       31,033        2.67         33,494        2.72          32,796        2.92
     Time deposits                         175,535        5.52        175,455        5.24         176,905        5.52
                                          --------                   --------                    --------

         Total                            $287,616                   $289,889                    $289,619
                                          ========                   ========                    ========


As of December 31, 2000, certificates of deposit outstanding in an individual amount of $100,000 or more totalled $25,102,000.

The maturity of these certificates of deposits is as follows:

                                           Over 3          Over 6
                        3 months          through 6      through 12      Over 12
                        or less            months          months         months
                        -------            ------          ------         ------
                                              (In Thousands)

                        $6,810            $5,832          $3,363          $9,097
                        ======            ======          ======          ======



                                   JUNIATA VALLEY FINANCIAL CORP. AND ITS WHOLLY-OWNED SUBSIDIARY,
                                                        THE JUNIATA VALLEY BANK
                                                                BUSINESS
QUARTERLY RESULTS OF OPERATIONS


                                                                                       Three Months Ended
                                                                March 31        June 30        Sept. 30        Dec. 31
                                                                --------        -------        --------        -------
                                                                         (In Thousands,except per share data)

FOR THE YEAR 2000
     Interest income                                             $ 5,946        $ 6,094         $ 6,288        $ 6,351
     Interest expense                                             (2,785)        (2,880)         (3,064)        (3,151)
                                                                 -------        -------         -------        -------
     Net interest income                                           3,161          3,214           3,224          3,200
     Provision for loan losses                                       (45)           (45)            (45)           (95)
     Other income                                                    330            339             304            404
     Other expenses                                               (2,058)        (2,023)         (2,025)        (2,078)
                                                                 -------        -------         -------        -------
     Income before income taxes                                    1,388          1,485           1,458          1,431
     Income taxes                                                   (360)          (376)           (336)          (303)
                                                                 -------        -------         -------        -------
     Net income                                                  $ 1,028        $ 1,109         $ 1,122        $ 1,128
                                                                 =======        =======         =======        =======
     Per-share data:
         Basic earnings                                          $   .46        $   .50         $   .51        $   .52
         Cash dividends                                              .50            .41              --            .42


                                                                                        Three Months Ended
                                                                March 31        June 30        Sept. 30        Dec. 31
                                                                --------        -------        --------        -------
                                                                         (In Thousands,except per share data)

FOR THE YEAR 1999
     Interest income                                             $ 5,977        $ 6,025         $ 5,929        $ 5,927
     Interest expense                                             (2,877)        (2,849)         (2,809)        (2,819)
                                                                 -------        -------         -------        -------
     Net interest income                                           3,100          3,176           3,120          3,108
     Provision for loan losses                                       (30)           (30)            (30)           (30)
     Other income                                                    277            307             263            439
     Other expenses                                               (2,037)        (2,015)         (1,999)        (1,981)
                                                                 -------        -------         -------        -------
     Income before income taxes                                    1,310          1,438           1,354          1,536
     Income taxes                                                   (312)          (357)           (345)          (346)
                                                                 -------        -------         -------        -------
     Net income                                                  $   998        $ 1,081         $ 1,009        $ 1,190
                                                                 =======        =======         =======        =======
     Per-share data:
         Basic earnings                                          $   .43        $   .47         $   .44        $   .53
         Cash dividends                                              .50            .38              --            .40



                                   JUNIATA VALLEY FINANCIAL CORP. AND ITS WHOLLY-OWNED SUBSIDIARY
                                                      THE JUNIATA VALLEY BANK
                                      FIVE YEAR FINANCIAL HIGHLIGHTS o SELECTED FINANCIAL DATA

                                           2000             1999              1998            1997              1996
                                           ----             ----              ----            ----              ----
BALANCE SHEET DATA (In Thousands)
     Assets                              $334,914         $336,119          $343,857        $332,440          $318,708
     Deposits                             287,221          283,350           293,890         285,138           274,670
     Loans receivable, net                219,819          204,336           189,485         191,309           178,542
     Securities                            85,571          104,650           123,505         113,757           116,956
     Stockholders' equity                  43,082           43,255            45,980          42,695            39,862
     Average equity                        42,106           44,526            44,448          41,449            38,072
     Average assets                       334,685          339,364           338,295         327,068           317,384

EARNINGS DATA (In Thousands)
     Interest income                     $ 24,679         $ 23,858          $ 24,864        $ 24,317          $ 23,613
     Interest expense                      11,880           11,354            12,136          11,862            11,697
                                         --------         --------          --------        --------          --------
     Net interest income                   12,799           12,504            12,728          12,455            11,916
     Provision for loan losses                230              120               210             220               230
                                         --------         --------          --------        --------          --------
     Net interest income after
         provision for loan losses         12,569           12,384            12,518          12,235            11,686
     Other income                           1,377            1,286             1,182           1,273             1,025
     Other expenses                         8,184            8,032             7,986           7,531             7,026
                                         --------         --------          --------        --------          --------
     Income before income taxes             5,762            5,638             5,714           5,977             5,685
     Federal income taxes                   1,375            1,360             1,313           1,405             1,356
                                         --------         --------          --------        --------          --------

     Net income                          $  4,387         $  4,278          $  4,401        $  4,572          $  4,329
                                         ========         ========          ========        ========          ========
RATIOS
     Return on average assets                1.31%            1.26%             1.30%           1.40%             1.36%
     Return on average equity               10.42             9.61              9.90           11.03             11.37
     Equity to assets (year end)            12.86            12.87             13.37           12.84             12.51
     Loans to deposits (year end)           76.53            72.11             64.47           67.09             65.00
     Dividend payout (percentage
         of income)                         66.90            68.61             37.99           32.68             31.21

PER SHARE DATA
     Basic earnings                          1.99             1.87              1.90            1.96              1.86
     Cash dividends                          1.33             1.28               .74             .66               .60
     Book value                             19.90            19.35             19.73           18.43             17.09
     Average shares outstanding         2,200,878        2,290,728         2,321,739       2,328,101         2,324,964
     Approximate number
         of stockholders                    1,725            1,696             1,607           1,603             1,417


                      MANAGEMENT'S DISCUSSION AND ANALYSIS

The purpose of this discussion is to focus on information about the Corporation's financial condition and results of operations which is not otherwise apparent from the consolidated financial statements included in this annual report. Reference should be made to those statements and the selected financial data presented elsewhere in this report for an understanding of the following discussion and analysis.


----------------------------------------------------------------------------------------------------------------------
                                                  FINANCIAL CONDITION
----------------------------------------------------------------------------------------------------------------------

SOURCES AND USES OF FUNDS TRENDS

                                              2000                               1999                              1998
                                            AVERAGE     Increase  (Decrease)   Average     Increase  (Decrease)  Average
                                            BALANCE      Amount        %       Balance      Amount        %      Balance
                                            -------      ------       ---      -------      ------       ---     -------
Funding uses:
   Interest earning assets:
       Loans:
          Commercial                        $ 64,744    $ 6,058      10.32%     $ 58,686    $(1,118)   (1.87)%   $ 59,804
          Mortgage                            99,793      7,841       8.53        91,952        419      .46       91,533
          Consumer                            47,733      5,066      11.87        42,667      4,226    10.99       38,441
                                            --------    -------                 --------    -------              --------

                                             212,270     18,965       9.81       193,305      3,527     1.86      189,778
          Less: Allowance for loan losses     (2,519)       (27)      1.08        (2,492)       (46)    1.88       (2,446)
                                            --------    -------                 --------    -------              --------

                                             209,751     18,938       9.92       190,813      3,481     1.86      187,332
       Interest bearing deposits
          with banks                             672          5        .75           667        153    29.77          514
       Securities                             98,796    (22,581)    (18.60)      121,377       (348)    (.29)     121,725
       Funds sold                              3,570     (1,985)    (35.73)        5,555     (5,164)  (48.18)      10,719
                                            --------    -------                 --------    -------              --------

                                             103,038    (24,561)    (19.25)      127,599     (5,359)   (4.03)     132,958
       Total interest earning
          assets                             312,789     (5,623)      1.77       318,412     (1,878)    (.59)     320,290
       Other assets                           21,896        944       4.51        20,952      2,947    16.37       18,005
                                            --------    -------                 --------    -------              --------

             Total uses                     $334,685    $(4,679)      1.38      $339,364    $ 1,069      .32     $338,295
                                            ========    =======                 ========    =======              ========

Funding sources:
       Deposits:
          Demand                            $ 34,827    $    99        .29      $ 34,728    $ 4,009    13.05     $ 30,719
          Interest bearing demand             46,221          9        .02        46,212     (2,987)   (6.07)      49,199
          Savings                             31,033     (2,461)      7.35        33,494        698     2.13       32,796
          Time under $100,000                150,426        (49)      (.03)      150,475     (3,453)   (2.24)     153,928
                                            --------    -------                 --------    -------              --------

          Total core deposits                262,507     (2,402)      (.91)      264,909     (1,733)    (.65)     266,642
          Time over $100,000                  25,109        129        .52        24,980      2,003     8.72       22,977
                                            --------    -------                 --------    -------              --------

          Total deposits                     287,616     (2,273)      (.78)      289,889        270      .09      289,619
       Other liabilities                       4,963        301       6.46         4,662        434    10.26        4,228
       Short-term borrowings                      --       (287)   (100.00)          287        287   100.00           --
       Stockholders' equity                   42,106     (2,420)     (5.44)       44,526         78      .18       44,448
                                            --------    -------                 --------    -------              --------

             Total sources                  $334,685    $(4,679)     (1.38)     $339,364    $ 1,069      .32     $338,295
                                            ========    =======                 ========    =======              ========

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------
                         FINANCIAL CONDITION (CONTINUED)
--------------------------------------------------------------------------------

The Corporation functions as a financial intermediary and therefore its financial condition is analyzed in terms of its sources and uses of funds. The following comparison of daily average balances indicates how the Corporation has managed its sources and uses of funds.

The Corporation's assets experienced a decline during 2000, reaching the level of $334,685,000 a decrease of $4,679,000 or 1.38% compared to 1999. However, the Corporation experienced a robust increase in average balances of loans of $18,965,000 or 9.81% from 1999 to 2000. The decline in the average balance of securities of $22,581,000 or 18.60% was used to fund these loans. This occurred because normal funding sources in the way of average balances of core deposits also declined by $2,776,000 or 1.05% from 1999 to 2000.

Commercial loans increased $6,058,000 or 10.32% in 2000 over 1999. This increase was preceded by a decline from 1998 to 1999 of $1,118,000. Mortgage loans increased $7,841,000 or 8.53% from 1999 to 2000. From 1998 to 1999 the increase was $419,000. Consumer loans increased $5,066,000 or 11.87% in 2000 over 1999.
This followed an increase of $4,226,000 from 1998 to 1999.

Because deposits declined, new securities were not purchased as they matured or were called to fund the loan growth. Demand and interest bearing demand deposits increased only slightly. Savings deposits declined by $2,461,000 or 7.35% from 1999 to 2000. This followed a slight increase of $698,000 in 1999 over 1998. Time deposits under $100,000 decreased slightly by $49,000 from 1999. Time deposits over $100,000 increased modestly by $129,000 in 2000 over 1999. The decline in stockholders' equity was a result of the stock repurchase program and the special $.50 dividend payed in 2000. The Corporation also had a decline in funds sold of $1,985,000 or 35.73% from 1999 to 2000. This followed a decline of $5,164,000 in 1999 over 1998.

The intense competition from bank and nonbanks in the market area was apparent in 2000 which lead to a decline in market share.


--------------------------------------------------------------------------------
                              RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
                              Juniata Valley Financial Corp. reported net income for 2000 of $4,387,000 which was $109,000 or 2.55%
                              more than the $4,278,000 reported in 1999 and $14,000 or .32% less than the $4,401,000 reported
[NET INCOME GRAPHIC OMITTED]  in 1998. Basic earnings per share was $1.99 in
                              2000. This is an increase of $.12 from 1999 and an increase of $.09 over 1998. This increase in earnings per share is a result of both increased income but also a decline in weighted shares outstanding due to the stock repurchase program.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------
                        RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

The two most widely recognized performance ratios
within the financial services industry are the return
on average equity and return on average assets. The        [RETURN ON
return on average equity ratio presents the net income      AVERAGE EQUITY
to average equity maintained throughout the year.           GRAPHIC OMITTED]
The return on average equity was 10.42% in 2000, compared to 9.61% in 1999 and 9.90% in 1998.

[RETURN ON             Return on average assets presents the income for the year
 AVERAGE ASSETS        compared to the average assets maintained throughout the
 GRAPHIC OMITTED]      year. The return on average assets was 1.31% in 2000
                       compared to 1.26% in 1999 and 1.30% in 1998.

The Board of Directors continued to increase
the cash dividends paid to shareholders. On
a per share basis $1.33 was paid in 2000 up
3.91% from the $1.28 paid in 1999 and up 79.73%
from the $.74 paid in 1998. The increase of                 [CASH DIVIDENDS
cash dividends in 2000 and 1999 was to help                  PER SHARE
increase the return on equity ratio by                       GRAPHIC OMITTED]
returning cash value to stockholders. The
Board of Directors declared a $.50 special dividend to be paid in the spring of 1999 and 2000.

[EQUITY TO ASSETS           Stockholders' equity to total assets (the capital
 GRAPHIC OMITTED]           ratio) decreased at December 31, 2000 to 12.86% from
                            12.87% in 1999 and 13.37% in 1998.

The Corporation had a decline in total assets
at December 31, 2000. Assets for the year ended
December 31, 2000, were $334,914,000 a decrease
of $1,205,000 or .36% compared to assets of            [ASSETS GRAPHIC OMITTED]
$336,119,000 at December 31, 1999. There was
however short-term borrowings of $5,300,000 at December 31, 1999, to fund the necessary increase in cash reserves for the year 2000.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------
                        RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

The Juniata Valley Bank's allowance for loan losses was $2,497,000 in 2000, $2,486,000 in 1999 and $2,477,000 in 1998. The provision provided in each of those years was $230,000 in 2000, $120,000 in 1999 and $210,000 in 1998. The
provision for loan losses exceeded net charge-offs by 5.02%, 8.11%, and 70.73% in 2000, 1999 and 1998, respectively. In 2000 net charge-offs were .10% of average loans outstanding. In 1999 and 1998 net charge-offs were .06% of average loans outstanding each year.

Other income increased $91,000 or 7.08% from 1999 to 2000. From 1998 to 1999 the increase was $104,000 or 8.80%. The trust department income increased $12,000 in 2000 over 1999. This was a result of estate settlements. The increase of $76,000 from 1998 to 1999 was due to the settling of estates in 1999 that did not occur in 1998. Customer service fees increased $57,000 for 2000 compared to 1999 and $80,000 in 1999 compared to 1998. The increases in customer service fees can be attributed to an increase in volume and not as a result of increased fees. There was a decrease of $39,000 in net realized gains on sales of securities in 2000 over 1999. This followed a decrease of $168,000 in 1999 over 1998. The securities were sold in the fourth quarter of 1999 and were reflective of the higher interest rate environment during this time period. The other income increased in 2000 over 1999 by $61,000. This increase can be attributed to $30,000 transfer agent fee and $20,000 interchange fee on debit cards. Both increases can be attributed to increased usage as opposed to increased fees. The management of The Juniata Valley Bank seeks product and service improvements that both strengthen existing customer relationships and help attract new ones. During 1997, sales of mutual funds were introduced through a third party arrangement with T.H.E. Financial for those customers desiring this type of alternative investment. Fee income derived from the sale of this product in 2000 was $81,000.

Other expenses increased $152,000 or 1.89% over 1999, compared to an increase of $46,000 from 1998 to 1999. Salaries and wages decreased $19,000 from 1999 to 2000. This compares to an increase of $217,000 from 1998 to 1999. The decreases in salaries and wages can be attributed to a decrease in full-time equivalents from 140 to 136 in the year 2000. An early retirement option was given and six employees took advantage of it. Employee benefits increased $116,000 from 2000 to 1999. From 1998 to 1999 this increase was $165,000. This was due to price changes of benefits provided as opposed to increased benefits. Occupancy expense remained the same for the years presented. Equipment expense increased $42,000 in 2000 over 1999. The increase was $11,000 from 1998 to 1999. The increase in equipment expense is a direct result of increased technology being offered and additional equipment needed to offer the technology. Director's compensation declined $50,000 because of deferred compensation arrangements reaching maturity. Taxes, other than income is an increase in the Pennsylvania shares tax of $27,000 from 1999 to 2000 and $39,000 from 1998 to 1999. The $37,000 increase in other expenses for the year 2000 and $89,000 increase in 1999 can be attributed to an increase in postage because of increased volume in both years and rates in 1999.

On November 12, 1999, The Gramm-Leach-Bliley Act was signed into law. The Act permits commercial banks to affiliate with investment banks. It permits bank holding companies to engage in any type of financial activity which includes, securities, insurance, merchant banking/equity investment, financial in nature, and complimentary activities. The merchant banking provisions will allow a bank holding company to make a controlling investment in any kind of company, financial or commercial. These new powers allow a bank to engage in virtually every type of activity currently recognized as financial or incidental or complementary to a financial activity. The commercial bank has to be well-capitalized, well-managed and CRA-rated satisfactory or better. The Act also allows subsidiaries of banks to engage in a broad range of financial activities that are not permitted for banks themselves. In light of this new legislation, The Corporation and The Juniata Valley Bank will evaluate new financial activities that would compliment the products already offered to enhance non-interest income.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------
                               NET INTEREST INCOME
--------------------------------------------------------------------------------

Net interest income is the most significant contributor to the Corporation's net income. During 2000, net interest income increased 2.38% to $12,799,000 compared to a decrease of 1.76% during 1999. Table 2 shows the interest income, interest expense and net interest income with the percentage change between the years.

Table 1 presents average balances, interest income and expense and yields earned or paid. This table summarizes the components of the net interest income growth. Interest earning assets decreased $5,596,000 or 1.74% in 2000. The decrease for 1999 over 1998 was $1,832,000. The largest contributor to interest income is loans. The yield on loans has declined from 1999 to 2000 by 5 basis points. From 1998 to 1999 the rate declined 29 basis points. The yield on taxable securities increased 7 basis points in 2000 and the yield on tax free securities increased 23 basis points. In 1999 the taxable securities increased 20 basis points and tax free securities decreased 49 basis points. Federal funds sold had an increase of 61 basis points in 2000 over 1999 while the Corporation had a decline of 36 basis points from 1998 to 1999. The overall yield on these interest earning assets for 2000 was an increase of 26 basis points. This followed a decline of 27 basis points from 1998 to 1999.

Interest bearing liabilities decreased $2,659,000 or 1.04% for 2000. There was a decrease of $3,452,000 from 1998 to 1999. Saving deposits decreased $2,461,000 from 1999 to 2000 which followed an increase of $698,000. Demand deposits bearing interest declined $9,000 and time deposits increased $80,000 from 1999 to 2000. Demand deposits bearing interest decreased $2,987,000 and time deposits decreased by $1,450,000 in 1999 over 1998. Rates paid increased by 26 basis points in 2000. The decline for 1999 of rates paid was 25 basis points.

The Corporation's net spread was 2.99% in 1999 and 3.15% in 2000 compared to the 3.01% in 1998. Interest spread measures the absolute difference between average rates earned and average rates paid while net interest margin reflects the relationship of interest income to earning assets versus interest expense to earning assets. The Corporation's net interest margin was 4.06% for 2000 compared to 3.89% in 1999 and 3.94% in 1998.

From Table 3 it can be seen that the decreases in net interest income of $127,000 during 2000 were affected by increases in volume of $421,000 however rates declined by $548,000. Volume and rate both increased on interest income and volume decreased while rates increased on interest expense. In 1999 a decrease in interest income was due to an overall decrease in both volume and rate. Decreases in volume and rates offered on interest bearing liabilities caused the change in interest expense during 1999. In 2000 interest income increased by $399,000; $344,000 can be attributed to an increase in volume. Loans added $1,685,000 to income in volume while the volume of all the securities declined. In 1999, the decrease in interest income of $1,006,000 can be attributed to the decline in taxable securities of $1,123,000. The $526,000 increase in interest expense in 2000 can be attributed to an increase in time deposit rates. The $782,000 change in interest expense in 1999 can be attributed to a decrease in both volume and rate on demand deposits bearing interest and time deposits.

--------------------------------------------------------------------------------
                    TABLE 1 - ANALYSIS OF NET INTEREST INCOME
--------------------------------------------------------------------------------

Table 1 presents average balances, interest income and expense and the yields earned or paid on these assets and liabilities. Yields on tax exempt securities are not presented on a tax equivalent basis. Nonaccrual loans and unrealized gains on securities are included in "Other assets" under "Noninterest earning assets".

                                                                                        2000
                                                                                      INTEREST
                                                                   AVERAGE             INCOME              %
                                                                  BALANCES            (EXPENSE)           RATE
                                                                  --------            ---------           ----
                                                                                   (IN THOUSANDS)
INTEREST EARNING ASSETS
      Interest bearing deposits in other banks                    $    672            $     48            7.14%
      Securities (taxable)                                          52,339               3,287            6.30
      Securities (tax exempt)                                       46,457               1,785            3.84
      Federal funds sold and other                                   3,570                 295            8.26
      Loans                                                        212,270              19,264            9.08
                                                                  --------            --------

             Total interest earning assets                         315,308              24,679            7.83
                                                                                                          ----
NON-INTEREST EARNING ASSETS
      Cash and due from banks                                        9,243
      Other assets                                                  12,653
      Less: allowance for loan losses                               (2,519)
                                                                  --------

             Total assets                                         $334,685
                                                                  ========
INTEREST BEARING LIABILITIES
      Demand deposits bearing interest                            $ 46,221              (1,363)           2.95%
      Savings deposits                                              31,033                (828)           2.67
      Time deposits                                                175,535              (9,689)           5.52
      Short-term borrowings                                             --                  --              --
                                                                  --------            --------

             Total interest bearing liabilities                    252,789             (11,880)           4.70
                                                                                      --------            ----
NON-INTEREST BEARING LIABILITIES
      Demand deposits                                               34,827
      Other liabilities                                              4,963
STOCKHOLDERS' EQUITY                                                42,106
                                                                  --------

             Total liabilities and stockholders' equity           $334,685
                                                                  ========
NET INTEREST INCOME/SPREAD                                                             $12,799            3.13%
                                                                                       =======            ====
MARGIN ANALYSIS
      Interest income/earning assets                                                                     7.83%
      Interest expense/earning assets                                                                     3.77
                                                                                                          ----

             Net interest margin                                                                          4.06%
                                                                                                          ====



--------------------------------------------------------------------------------
                               TABLE 1 (CONTINUED)
--------------------------------------------------------------------------------


                          1999                                                                1998
                         Interest                                                           Interest
    Average              Income               %                          Average             Income               %
    Balances            (Expense)           Rate                         Balances          (Expense)             Rate
    --------            ---------           ----                         --------           --------             ----

                     (In Thousands)                                                      (In Thousands)

    $    667            $     44            6.60%                        $    514           $     28             5.45%
      66,942               4,171            6.23                           85,572              5,159             6.03
      54,435               2,147            3.94                           36,153              1,603             4.43
       5,555                 324            5.83                           10,719                664             6.19
     193,305              17,172            8.88                          189,778             17,410             9.17
    --------            --------                                         --------           --------

     320,904              23,858            7.43                          322,736             24,864             7.70
                                            ----                                                                 ----

       9,209                                                                8,663
      11,743                                                                9,342
      (2,492)                                                              (2,446)
    --------                                                             --------

    $339,364                                                             $338,295
    ========                                                             ========

    $ 46,212              (1,233)           2.67%                        $ 49,199             (1,411)            2.87
      33,494                (912)           2.72                           32,796               (958)            2.92
     175,455              (9,194)           5.24                          176,905             (9,767)            5.52
         287                 (15)           5.23                               --                 --               --
    --------            --------                                         --------           --------

     255,448             (11,354)           4.44                          258,900            (12,136)            4.69
                        --------            ----                                            --------             ----

      34,728                                                               30,719
       4,662                                                                4,228
      44,526                                                               44,448
    --------                                                             --------

    $339,364                                                             $338,295
    ========                                                             ========
                        $ 12,504            2.99%                                           $ 12,728             3.01%
                        ========            ====                                            ========             ===

                                            7.43%                                                                7.70%
                                            3.54                                                                 3.76
                                            ----                                                                 ----

                                            3.89%                                                                3.94%
                                            ====                                                                 ====

--------------------------------------------------------------------------------
                         TABLE 2 --- NET INTEREST INCOME
--------------------------------------------------------------------------------

Net interest income, defined as interest income less interest expense, is shown in the following table:



                                                 2000        % Change           1999          % Change           1998
                                                 ----        --------           ----          --------           ----
                                                                        (In Thousands)
Interest income                                $24,679         3.44%           $23,858         (4.05)%         $24,864
Interest expense                                11,880         4.63             11,354         (6.44)           12,136
                                               -------                         -------                         -------
Net interest income                            $12,799         2.36            $12,504         (1.76)          $12,728
                                               =======                         =======                         =======



--------------------------------------------------------------------------------
              TABLE 3 - RATE-VOLUME ANALYSIS OF NET INTEREST INCOME
--------------------------------------------------------------------------------

Table 3 attributes increases and decreases in components of net interest income to changes in average volume and to changes in average rates for interest earning assets and interest bearing liabilities.

                                             2000/1999 Increase (Decrease)             1999/1998 Increase (Decrease)
                                                   Due to Change in                         Due to Change in
                                           Volume         Rate          Net           Volume         Rate          Net
                                           ------         ----          ---           ------         ----          ---
Interest bearing deposits
     in other banks                        $    0        $   4        $    4         $     8         $   8      $    16
Securities (taxable)                         (931)          47          (884)         (1,123)          135         (988)
Securities (tax free)                        (487)         125          (362)            811          (267)         544
Federal funds sold                            (63)          34           (29)           (320)          (20)        (340)
Loans                                       2,188          (96)        2,092             324          (562)        (238)
                                           ------        -----        ------         -------         -----      -------
         Interest income                      707          114           821            (300)         (706)      (1,006)
                                           ------        -----        ------         -------         -----      -------
Demand deposits
     bearing interest                          --          130           130             (86)          (92)        (178)
Savings deposits                              (67)         (17)          (84)             20           (66)         (46)
Time deposits                                   4          491           495             (80)         (493)        (573)
Short-term borrowings                         (15)          --           (15)             15            --           15
                                           ------        -----        ------         -------         -----      -------
         Interest expense                     (78)         604           526            (131)         (651)        (782)
                                           ------        -----        ------         -------         -----      -------
Increase (decrease)
     in net interest income                $  785        $(490)       $  295         $  (169)        $ (55)     $  (224)
                                           ======        =====        ======         =======         =====      =======


--------------------------------------------------------------------------------
                                 LOAN PORTFOLIO
--------------------------------------------------------------------------------

                              At December 31, 2000, net loans increased
                              $15,483,000 or 7.58% over 1999. This follows an
                              increase in 1999 over 1998 in net loans of
                              $14,851,000 or 7.84%. The loan to deposit ratio
                              fluctuated throughout 2000; monthly averages were
                              at a low in April of 72.6% and a high in November
                              of 76.0%. Residential mortgages increased by
                              $3,619,000 or 3.27% from 1999 to 2000. Residential
                              mortgages increased by $3,019,000 from 1998 to
                              1999. Real estate loans still remain a very
                              attractive option due to the tax deductibility of
                              mortgage interest. Consumer loans increased
[NET LOANS GRAPHIC OMITTED]   $8,581,000 or 15.77% in 2000 over 1999. This
                              follows a year with an increase of $7,773,000 from 1998 to 1999.

                              In spite of the slow economy and increasing credit problems nationwide, the Corporation continued its excellent charge-off record (charge-offs, net of recoveries) during 1999. For the year, the net charge-offs were $219,000 or .10% of average loans outstanding. The increase in 2000 was due to a growing loan portfolio and not as a result of relaxation of underwriting standards. This compares with $111,000 or .06% for 1999 and $123,000 or .10% for 1998.

--------------------------------------------------------------------------------
                           LOAN PORTFOLIO (CONTINUED)
--------------------------------------------------------------------------------

The allowance for loan losses is based upon quarterly loan portfolio reviews by management and a committee of the Board. The purpose of the review is to assess loan quality, identify impaired loans, analyze delinquencies, ascertain loan growth, evaluate potential charge-offs and recoveries and assess general economic conditions in the market served.

Commercial and real estate loans are rated, periodically by loan review personnel. Consumer and residential real estate loans are generally reviewed in the aggregate as they are of relative small dollar size and homogenous in nature.

In addition to economic conditions, loan portfolio diversification, delinquency, and historic loss experience, consideration is also given to examinations performed by the regulatory authorities.

To determine the allowance and corresponding provision, the amount required for specific allocation is first determined. For all types of commercial and construction loans, this amount is based upon specific borrower data determined by reviewing non-performing, delinquent, or potentially troubled credits. In addition, a general allocation is also determined using the same criteria applied to the total commercial portfolio. Consumer and residential real estate allowances, which may include specific allocations, generally are based upon recent charge-off and delinquency history, other known trends, and expected losses over the remaining lives of these loans, as well as the condition of local, regional, and national economies.

The unallocated portion of the allowance is the amount which, when added to these allocated amounts, brings the total to the amount deemed adequate by management at that time. This unallocated portion is available to absorb losses sustained anywhere within the portfolio.

Determining the level of the allowance for possible loan losses at any given period is difficult, particularly during deteriorating or uncertain economic periods. Management must make estimates using assumptions and information which is often subjective and changing rapidly. The review of the loan portfolio is a continuing event in light of a changing economy and the dynamics of the banking and regulatory environment. It is Management's opinion that the allowance for loan losses for 2000 of $2,497,000 or 1.14% of outstanding loans is adequate to meet any foreseeable loan loss contingency. The ratio for 1999 was 1.22% and for 1998 it was 1.31%.

At December 31, 2000 and 1999, total non-performing loans were $804,000 and $426,000, respectively; non-performing loans as a percentage of the allowance for loan losses were 32.20% and 17.14%, respectively.

In addition, regulatory authorities, as an integral part of their examinations, periodically review the allowance for possible loan losses. They may require additions to allowances based upon their judgements about information available to them at the time of examination.

It is the policy of the Corporation not to renegotiate the terms of a loan simply because of delinquency status. Rather a loan is transferred to non-accrual status if it is not well secured and in process of collection and is delinquent in payment of either principal or interest beyond 90 days. Interest income received on non-accruing loans in 2000 and 1999 was $0.

Real estate acquired through foreclosure is carried at the lower of the recorded amount of the loan for which the foreclosed property served as collateral or the fair market value of the property as determined by a current appraisal less estimated costs to sell (fair value). Prior to foreclosure, the recorded amount of the loan is reduced, if necessary, to fair value by charging the allowance for loan losses. Subsequent to foreclosure, gains or losses on the sale of real estate acquired through foreclosure are recorded in operating income and any losses determined as a result of periodic valuations are charged to other operating expense.

Loans with principal and/or interest delinquent 90 days or more which are still accruing interest were $440,000 at December 31, 2000 up from the $262,000 at December 31, 1999. Although the economy is stable, softness in certain areas of the economy may adversely affect certain borrowers and may cause additional loans to become past due beyond 89 days or to be placed on non-accrual status because of uncertainty of receiving full payment of either principal or interest on these loans.

Potential problem loans consist of loans which are performing but for which potential credit problems have caused the Corporation to place them on its internally monitored loan list. At December 31, 2000, such loans amounted to $646,000. Depending upon the state of the economy and the impact thereon to these borrowers, as well as future events such as regulatory examination assessment, these loans and others not currently so identified could be classified as non-performing assets in the future.

--------------------------------------------------------------------------------
                   LIQUIDITY AND INTEREST RATE RISK MANAGEMENT
--------------------------------------------------------------------------------

The goals of the Corporation's asset/liability management function, are to ensure adequate liquidity and to maintain an appropriate balance between the relative rate sensitivity of interest earning assets and interest bearing liabilities. Liquidity management encompasses the ability to meet ongoing cash flow requirements of customers, who, as depositors, may want to withdraw funds or who, as borrowers, need credit availability. Interest rate sensitivity, management attempts to prove stable net interest margins through changing interest rate environments and thereby achieve consistent growth in net interest income.

Liquidity management is influenced by several key elements, including asset quality and the maturity structure of assets and liabilities. The single most important source of liquidity for the Corporation is a strong, stable core deposit base. This funding source has exhibited steady growth over the years and consists of deposits from customers with long-standing relationships. In 2000 the Corporation funded approximately 78% of its assets with core deposits acquired in local communities. This core deposit base, combined with stockholders' equity, funded more than 90% of average assets in 2000 and provides a substantial and highly stable source of liquidity.

Principal sources of asset liquidity are provided by held to maturity securities maturing in one year or less, available for sale securities, and other short term investments such as federal funds sold and cash and due from banks. At December 31, 2000, these liquid assets amounted to $55,014,000 compared to liquid assets at December 31, 1999, of $79,676,000. Liquidity is also provided by scheduled and unscheduled principal repayments of loans.

The Corporation joined the Federal Home Loan Bank of Pittsburgh in August of 1993 for the purpose of providing short term liquidity when other sources are unable to fill these needs. The Corporation has available for additional liquidity a maximum borrowing capacity of $118,572,000 at December 31, 2000, from the Federal Home Loan Bank of which $0 was outstanding.

Liability liquidity, which is more difficult to measure, can be met by attracting deposits and maintaining the core deposit base. The Corporation's ability to attract deposits depends primarily on several factors including sales efforts, competitive interest rates, and other conditions which help maintain consumer confidence in the stability of the financial institution. This confidence is evaluated by such factors as profitability, capitalization and overall financial condition.

The Corporation's primary funding requirement is loan demand. From the statement of cash flows in 2000 loan demand increased by $15,712,000. This was easily funded by maturities and repayments of securities which exceeded purchases by $19,327,000.

--------------------------------------------------------------------------------
                               REGULATORY MATTERS
--------------------------------------------------------------------------------

The Juniata Valley Bank is subject to periodic examinations by one or more of the various regulatory agencies. During 2000 an examination was conducted by the Federal Deposit Insurance Corporation. This examination included but was not limited to, procedures designed to review lending practices, credit quality, liquidity, operations and capital adequacy. No comments were received from this regulatory body which would have a material effect on the Corporation's liquidity, capital resources or operations.

In September 2000, the Financial Accounting Standards Board issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement replaces SFAS No. 125 of the same name. It revises the standards of securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of the provisions of SFAS No. 125 without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ended December 15, 2000. This statement is to be applied prospectively with certain exceptions. Other than these exceptions, earlier or retroactive application of its accounting provision is not permitted. The adoption of the statement is not expected to have a significant impact on the Corporation.

--------------------------------------------------------------------------------
                                MARKET RATE RISK
--------------------------------------------------------------------------------

The operations of the Bank are subject to risk resulting from interest rate fluctuations to the extent that there is a difference between the amount of the Bank's interest earning assets and the amount of interest bearing liabilities that are prepaid/withdrawn, mature or re-price in specified periods. The principal objective of the Bank's asset/liability management activities is to provide consistently higher levels of net interest income while maintaining acceptable levels of interest rate and liquidity risk and facilitating the funding needs of the Bank. The Bank utilizes an interest rate sensitivity model as the primary quantitative tool in measuring the amount of interest rate risk that is present.

The operations of the Bank do not subject it to foreign currency exchange or commodity price risk. Also the Bank and Corporation do not utilize interest rate swaps, caps or other hedging transactions.

The Corporation uses several tools to measure and evaluate interest rate risk. Table 4 provides information about the Corporation's financial instruments that are sensitive to changes in interest rates. For securities, loans and deposits, the table presents principal cash flows and related weighted average interest rates by maturity dates. The Corporation has no market risk sensitive instruments entered into for trading purposes.

Another tool for analyzing interest rate risk is financial simulation modeling which captures the impact of not only changing interest rates but also other sources of cash flow variability including loan and securities prepayments, loan repricing, and deposit pricing. Financial simulation modeling forecasts both net interest income and the economic value of liabilities. The Corporation regularly measures the effects of an up or down 200-basis point "rate shock" which is deemed to represent the outside limits of any reasonably probable movement in market interest rates during a one-year time frame. As indicated in Table 5, the financial simulation analysis revealed that projected net interest income over a one-year time period is positively affected by higher market interest rates, while the economic value of equity is adversely affected by higher interest rates. In a lower interest rate environment the opposite is presented as projected net interest income is adversely affected by and economic value of equity is favorably affected.

Computations of the projected effects of hypothetical interest rate changes are based on many assumptions, including relative levels of market interest rates and loan prepayments. Certain shortcomings are inherent in the computation of discounted present value and, if key relationships do not unfold as assumed, actual values may differ from those presented. Further, the computations do not contemplate certain actions management could undertake in response to changes in market interest rates.


--------------------------------------------------------------------------------
                       TABLE 4 - INTEREST RATE SENSITIVITY
           PRINCIPAL AMOUNT BY EXPECTED MATURITY/AVERAGE INTEREST RATE
--------------------------------------------------------------------------------

                                                      2001                         2002                      2003
                                                      ----                         ----                      ----
DECEMBER 31, 2000                                                        (Dollars in Thousands)
                                              Amount         Rate          Amount        Rate          Amount     Rate
                                              ------         ----          ------        ----          ------     ----
ASSETS

     Interest bearing deposits               $    676        5.65%              --         --              --       --
     Federal funds sold                         4,400        6.44               --         --              --       --
     Available for sale securities             10,171        5.59          $ 7,487       5.74%        $ 3,750     5.68%
     Held to maturity securities                4,986        5.63            4,582       5.79           9,207     4.95

     Loans
         Commercial                            23,327        9.36               --         --              --       --
         Consumer                              12,287        9.37            8,557       9.22           7,105     9.55
         Real estate mortgage                 129,819        8.11              930       8.13             961     8.13

LIABILITIES

     Interest bearing demand deposits          47,220          --               --         --              --       --
     Savings deposits                          29,191          --               --         --              --       --
     Certificates of deposit                  108,609        5.71           38,396       6.12          21,480     6.00


--------------------------------------------------------------------------------------------------------------------------
                                                      2000                         2001                      2002
                                                      ----                         ----                      ----
DECEMBER 31, 1999                                                        (Dollars in Thousands)
                                              Amount         Rate          Amount        Rate          Amount     Rate
                                              ------         ----          ------        ----          ------     ----
ASSETS

     Interest bearing deposits               $    653        6.60%              --         --              --       --
     Available for sale securities             10,874        5.43          $12,512       5.61%        $ 6,213     5.53%
     Held to maturity securities               18,542        6.07            4,155       6.53           9,144     4.70

     Loans
         Commercial                            18,784        8.95               --         --              --       --
         Consumer                              11,070        9.80            7,877       9.54           5,826     9.53
         Real estate mortgage                 127,339        7.93            1,521       7.98           1,612     7.97


LIABILITIES

     Interest bearing demand deposits          44,025        2.67               --         --              --       --
     Savings deposits                          32,125        2.72               --         --              --       --
     Certificates of deposit                  107,819        5.01           35,471       5.33           9,848     5.86



--------------------------------------------------------------------------------
                               TABLE 4 (CONTINUED)
--------------------------------------------------------------------------------
                                                                                                          Fair Value
           2004                       2005                     Thereafter                Total         December 31, 2000
           ----                       ----                     ----------                -----         -----------------
                                                       (Dollars in Thousands)
    Amount         Rate       Amount         Rate         Amount          Rate
    ------         ----       ------         ----         ------          ----

         --          --            --          --              --           --          $    676           $    676
         --          --            --          --              --           --             4,400              4,400
    $ 2,372        6.12%      $ 1,763        6.15%        $ 8,233         6.31%           33,776             34,331
     18,031        4.42        13,659        4.37             775         5.31            51,240             50,967


         --          --            --          --              --           --            23,327             23,327
      5,156        9.45         3,138        9.45          17,352         9.48            53,595             53,535
        962        8.11         1,952        8.06           8,273         8.15           142,897            141,833


         --          --            --          --              --           --            47,220             47,220
         --          --            --          --              --           --            29,191             29,191
      5,415        5.37         3,016        6.13              --           --           176,916            177,656

--------------------------------------------------------------------------------------------------------------------------

                                                                                                         Fair Value
           2003                       2004                     Thereafter                Total         December 31, 1999
           ----                       ----                     ----------                -----         -----------------
                                                       (Dollars in Thousands)
    Amount         Rate       Amount         Rate         Amount          Rate
    ------         ----       ------         ----         ------          ----

         --          --            --          --              --           --          $    653          $     653
    $ 2,850        6.52%      $ 2,727        6.55%        $ 9,769         6.42%           44,945             45,100
     16,380        4.57        11,329        4.34              --           --            59,550             58,171


         --          --            --          --              --           --            18,784             18,784
      4,143        9.56         2,873        9.55          14,600         9.80            46,389             46,316
      1,649        7.95         1,672        7.94           5,370         7.87           139,163            137,997


         --          --            --          --              --           --            44,025             44,025
         --          --            --          --              --           --            32,125             32,125
     14,494        5.76         5,236        5.31                                        172,868            173,714




                MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)

--------------------------------------------------------------------------------
            TABLE 5 - SENSITIVITY TO CHANGE IN MARKET INTEREST RATES
--------------------------------------------------------------------------------

                                                                Interest Rate Scenarios
                                                                -----------------------
DECEMBER 31, 2000                                -200 bps       -100 bps        +100 bps       +200 bps
                                                 --------       --------        --------       --------
                                                                    (In Thousands)
Prospective one-year net interest income:
     Projected                                   $12,205        $12,527         $13,049        $13,299
     Percent change                                (4.64)%        (2.13)%          1.95%          3.91%

Economic value of portfolio equity:
     Projected                                    42,488         42,810          43,332         43,582
     Percent change                                (1.38)%         (.63)%           .58%          1.16%

                                                                Interest Rate Scenarios
                                                                -----------------------
DECEMBER 31, 1999                                -200 bps       -100 bps        +100 bps       +200 bps
                                                 --------       --------        --------       --------
                                                                    (In Thousands)
Prospective one-year net interest income:
     Projected                                   $12,323        $12,414         $12,594        $12,685
     Percent change                                (1.45)%         (.72)%           .72%          1.45%

Economic value of portfolio equity:
     Projected                                    43,931         43,595          42,922         42,586
     Percent change                                 1.56%           .79%           (.77)%        (1.55)%

Key assumptions:
     1. Residential mortgage loans and mortgage-backed securities prepay at rate-sensitive speeds consistent with observed historical prepayment speeds for pools of residential mortgages.
     2. Variable rate loans and variable rate liabilities reprice in accordance with their contractual terms, if any. Rate changes for adjustable rate mortgages are constrained by their contractual caps and floors.
     3. Interest-bearing nonmaturity deposits reprice in response to different interest rate scenarios consistent with the Corporation's historical rate relationships to market interest rates.
     4. Interest rate scenarios assume a three month ramp in the term structure of interest rates.


--------------------------------------------------------------------------------
                                     CAPITAL
--------------------------------------------------------------------------------


On January 18, 2000, the Board of Directors of the Juniata Valley Financial Corp. authorized the repurchase of up to 5% of its shares outstanding of common stock (111,700 shares). On February 16, 1999, the Board of Directors authorized the repurchase of up to 5% of its shares outstanding of common stock (116,500 shares). As of December 31, 2000, 201,147 shares were repurchased. Shares were then reissued for the dividend reinvestment plan as well as the employee stock purchase plan. Treasury stock acquired is used for general corporate purposes as those just mentioned as well as stock dividends and stock splits. At December 31, 2000 and 1999, treasury stock was 167,110 and 96,204 shares, respectively at a cost of $5,132,000 and $3,403,000.

The Corporation maintains a strong capital base to take advantage of business opportunities while ensuring that it has resources to absorb the risks inherent in the business. The federal banking regulators have established capital adequacy requirements for banks and bank holding companies by using risk-based capital framework and by monitoring compliance with minimum leverage guidelines. These guidelines are based on "risk adjusted" factors, which means assets with potentially higher credit risk will require more capital backing than assets with lower credit risk.

                                 The FDIC classified capital into two tiers,
                                 referred to as Tier I and Tier II. Tier I
                                 capital consists of common stockholders' equity
                                 (excluding the net unrealized appreciation on
                                 securities available for sale), noncumulative
                                 and cumulative (bank holding companies only)
                                 perpetual stock, and minority interests less
                                 goodwill. Tier II capital consists of allowance
[STOCKHOLDERS' EQUITY            for loan and lease losses, perpetual preferred
 GRAPHIC OMITTED]                stock (not included in Tier I), hybrid capital
                                 instruments, term subordinated debt, and intermediate-term preferred stock. Since
                                 December 31, 1992, all banks have been required to meet a minimum ratio of 8.00% and qualifying total capital to risk adjusted total assets with at least 4% Tier I capital and 8% of risk-adjusted assets in total capital. As indicated on the schedule following this discussion, the Tier I risk-based capital ratio was 18.46% and Tier II risk-based capital ratio was 19.59% at December 31, 2000. The Bank's capital ratios are well above the current minimum ratio requirement set forth by federal banking regulators.

In addition to risk-based requirements, the Federal Reserve Board has established minimum leverage guidelines for bank holding companies. For most banks, the minimum leverage rate is 3% plus an additional cushion of 100 to 200 basis points depending on risk profiles and other factors. As of December 31, 2000, the leverage ratio was 12.30%.


CAPITAL ANALYSIS
                                                                                        December 31,
                                                                                        ------------
                                                                           2000             1999            1998
                                                                           ----             ----            ----
                                                                                  (Thousands of Dollars)

Tier I
     Common stockholders' equity (excluding unrealized
         gains/losses on securities)                                     $ 40,999         $ 41,833        $ 44,337

Tier II
     Allowable portion of allowance for loan losses                         2,497            2,486           2,477
                                                                         --------         --------        --------

     Risk-based capital                                                  $ 43,496         $ 44,319        $ 46,814
                                                                         ========         ========        ========

Risk adjusted assets (including off-balance-sheet exposures)             $222,052         $213,490        $209,346
                                                                         ========         ========        ========

Tier I risk-based capital ratio                                             18.46%           19.59%          21.16%
Total risk-based capital ratio                                              19.59%           20.76%          22.36%
Leverage ratio                                                              12.30%           12.33%          13.12%


--------------------------------------------------------------------------------
                              EFFECTS OF INFLATION
--------------------------------------------------------------------------------

The performance of a bank is affected more by changes in interest rates than by inflation; therefore, the effect of inflation is normally not as significant as it is on other businesses and industries. During periods of high inflation, the money supply usually increases and banks normally experience above average growth in assets, loans, and deposits. A bank's operating expenses will usually increase during inflationary times as the price of goods and services increase.

A bank's performance is also affected during recessionary periods. In times of recession, a bank usually experiences a tightening on its earning assets and on its profits. A recession is usually an indicator of higher unemployment rates, which could mean an increase in the number of nonperforming loans because of continued layoffs and other deterioration of consumers' financial conditions.

It is difficult to predict what will happen in 2001 because of the many uncertainties surrounding the economy. However, The Juniata Valley Bank's management and Board of Directors are looking forward to meeting the challenges a changing economy can present. The Juniata Valley Bank's commitment to providing quality banking services for the communities it serves will continue through 2001. This community-based strategy gives management the opportunity to recognize steady growth in our consumer, mortgage and commercial loans as well as in our core deposit base. The Bank's strong capital and earnings potential provide the solid foundation needed to excel in the ever-changing banking industry. Management feels it is positioned to handle changes in the economic environment in 2001 through effective asset/liability management. Juniata Valley Financial Corp. is committed to providing stockholders with an attractive return on their investment.

--------------------------------------------------------------------------------
                              FEDERAL INCOME TAXES
--------------------------------------------------------------------------------

The provision for income taxes for 2000 was $1,375,000 compared to $1,360,000 in 1999 and $1,313,000 in 1998. The effective tax rate, which is the ratio of income tax expense to income before income taxes, was 23.86% in 2000, an increase from the 24.12% in 1999 and 22.98% in 1998. The tax rate for all periods was less than the statutory rate of 34% due to tax exempt securities and loan income. Please refer to the Notes to the Consolidated Financial Statements "Income Taxes" for further analysis of federal income tax expense.

--------------------------------------------------------------------------------
                                     MERGER
--------------------------------------------------------------------------------

On July 1, 1998, the Corporation completed the merger of Lewistown Trust Company (Lewistown), a commercial bank located in Lewistown, Pennsylvania, by issuing 931,700 shares of its common stock for all of the outstanding common stock of Lewistown, except for the 5,324 shares of Lewistown held by the Corporation which were cancelled. The merger was accounted for under the pooling-of-interest method of accounting and, as such, all prior period information has been restated. Please refer to the Notes to the Consolidated Financial Statements "Merger" for further analysis of the merger.

--------------------------------------------------------------------------------
                           SIGNIFICANT FINANCIAL EVENT
--------------------------------------------------------------------------------

At the January 16, 2001 meeting, the Board of Directors approved a Bank Owned Life Insurance Policy plan (BOLI). This plan offers life insurance for Directors' and key officers while they serve or are employed by the Corporation. This life insurance will continue after they retire. This plan also offers a retirement plan for Directors' who are not already receiving a retirement as well as a supplemental retirement plan for key employees who are not covered by another plan.

[Beard Miller Company LLP
Certified Public Accountants and Consultants Logo]




                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders
Juniata Valley Financial Corp.
Mifflintown, Pennsylvania


              We have audited the accompanying consolidated balance sheets of Juniata Valley Financial Corp. and its wholly-owned subsidiary, The Juniata Valley Bank, as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

              We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

              In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Juniata Valley Financial Corp. and its wholly-owned subsidiary, The Juniata Valley Bank, as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.


                                                      [Beard Miller Company LLP
                                                       Signature]


Harrisburg, Pennsylvania
January 19, 2001

         JUNIATA VALLEY FINANCIAL CORP. AND ITS WHOLLY-OWNED SUBSIDIARY,
                             THE JUNIATA VALLEY BANK
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                     ------
                                                         December 31,
                                                         ------------
                                                     2000             1999
                                                     ----             ----
                                               (In Thousands, Except Share Data)

Cash and due from banks                            $ 10,621        $ 15,381
Interest-bearing deposits with banks                    676             653
Federal funds sold                                    4,400              --
                                                   --------        --------

              Total cash and cash equivalents        15,697          16,034

Securities available for sale                        34,331          45,100
Securities held to maturity, fair value 2000
     $50,967; 1999 $58,171                           51,240          59,550
Loans receivable, net of allowance for
     loan losses 2000 $2,497; 1999 $2,486           219,819         204,336
Bank premises and equipment, net                      5,992           3,428
Accrued interest receivable and other assets          7,835           7,671
                                                   --------        --------

              Total assets                         $334,914        $336,119
                                                   ========        ========



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Liabilities:
     Deposits:
         Non-interest bearing                      $ 33,893        $ 34,332
         Interest bearing                           253,327         249,018
                                                   --------        --------

              Total deposits                        287,220         283,350

     Short-term borrowings                               --           5,300
     Accrued interest payable and other liabilities   4,612           4,214
                                                   --------        --------

              Total liabilities                     291,832         292,864
                                                   --------        --------
Stockholders' equity:
     Preferred stock, no par value; 500,000 shares
         authorized; no shares issued
         or outstanding                                  --              --
     Common stock, par value $1.00 per share;
         authorized 20,000,000 shares;
         issued 2,332,058 shares                      2,332           2,332
     Surplus                                         20,398          20,559
     Retained earnings                               25,117          23,665
     Accumulated other comprehensive income             367             102
     Treasury stock, at cost 2000 167,110 shares;
         1999 96,204 shares                          (5,132)         (3,403)
                                                   --------        --------
              Total stockholders' equity             43,082          43,255
                                                   --------        --------

              Total liabilities and
                     stockholders' equity          $334,914        $336,119
                                                   ========        ========



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



                                  JUNIATA VALLEY FINANCIAL CORP. AND ITS WHOLLY-OWNED SUBSIDIARY,
                                                      THE JUNIATA VALLEY BANK
                                                 CONSOLIDATED STATEMENTS OF INCOME


                                                                                     Years Ended December 31,
                                                                                     ------------------------
                                                                              2000             1999            1998
                                                                              ----             ----            ----
                                                                                (In Thousands, Except Per Share Data)
Interest income:
     Loans receivable, including fees                                        $19,264          $17,172          $17,410
     Taxable securities                                                        3,287            4,171            5,159
     Tax-exempt securities                                                     1,785            2,147            1,603
     Other                                                                       343              368              692
                                                                             -------          -------          -------

         Total interest income                                                24,679           23,858           24,864
                                                                             -------          -------          -------
Interest expense:
     Deposits                                                                 11,880           11,339           12,131
     Short-term borrowings                                                        --               15                5
                                                                             -------          -------          -------
                                                                              11,880           11,354           12,136
                                                                             -------          -------          -------
         Net interest income                                                  12,799           12,504           12,728

Provision for loan losses                                                        230              120              210
                                                                             -------          -------          -------
         Net interest income after provision for loan losses                  12,569           12,384           12,518
                                                                             -------          -------          -------

Other income:
     Trust department                                                            387              375              299
     Customer service fees                                                       551              494              414
     Net realized gains on sales of securities                                     5               44              212
     Other                                                                       434              373              257
                                                                             -------          -------          -------
         Total other income                                                    1,377            1,286            1,182
                                                                             -------          -------          -------

Other expenses:
     Salaries and wages                                                        3,568            3,587            3,370
     Employee benefits                                                         1,176            1,060              995
     Occupancy                                                                   498              499              499
     Equipment                                                                   975              933              922
     Director compensation                                                       271              321              302
     Taxes, other than income                                                    465              438              399
     Merger                                                                       --               --              394
     Other                                                                     1,231            1,194            1,105
                                                                             -------          -------          -------
         Total other expenses                                                  8,184            8,032            7,986
                                                                             -------          -------          -------
         Income before income taxes                                            5,762            5,638            5,714

Federal income taxes                                                           1,375            1,360            1,313
                                                                             -------          -------          -------

         Net income                                                          $ 4,387          $ 4,278          $ 4,401
                                                                             =======          =======          =======

Per share data:
     Basic earnings                                                          $  1.99          $  1.87          $  1.90
                                                                             =======          =======          =======

     Cash dividends                                                          $  1.33          $  1.28          $  0.74
                                                                             =======          =======          =======







                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                  JUNIATA VALLEY FINANCIAL CORP. AND ITS WHOLLY-OWNED SUBSIDIARY,
                                                      THE JUNIATA VALLEY BANK
                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                            Years Ended December 31, 2000, 1999 and 1998
                                                            --------------------------------------------
                                                                                     Accumulated
                                                                                        Other
                                               Common                  Retained     Comprehensive   Treasury
                                                Stock      Surplus     Earnings     Income (Loss)    Stock         Total
                                                ----       -------     --------     -------------    -----         -----
                                                                             (In Thousands)

Balance, December 31, 1997                     $2,332      $20,569      $19,593         $ 744        $ (543)      $42,695
                                                                                                                  -------
     Comprehensive income:
         Net income                               --           --         4,401           --             --         4,401
         Change in unrealized gains (losses)
              on securities available for sale,
              net of reclassification adjustment
              and tax effects                     --           --           --             72                          72
                                                                                                                  -------
              Total comprehensive income                                                                            4,473
                                                                                                                  -------
     Cash dividends declared                      --           --        (1,672)          --             --        (1,672)
     Treasury stock issued under dividend
         reinvestment plan                        --            25          --            --             381          406
     Treasury stock issued under
         employee stock purchase plan                          (14)                                       92           78
                                               ------       ------       ------          ----          -----      -------

Balance, December 31, 1998                      2,332       20,580       22,322           816            (70)      45,980
                                                                                                                  -------
     Comprehensive income:
         Net income                               --           --         4,278           --             --         4,278
         Change in unrealized gains (losses)
              on securities available for sale,
              net of reclassification adjustment
              and tax effects                     --           --           --           (714)           --          (714)
                                                                                                                  -------

              Total comprehensive income          --           --           --            --             --         3,564
                                                                                                                  -------

     Cash dividends declared                      --           --        (2,935)          --             --        (2,935)
                                                                                                                  -------
     Treasury stock issued under dividend
         reinvestment plan                        --           (21)         --            --             462          441
     Treasury stock issued under
         employee stock purchase plan             --           --           --            --              28           28
     Treasury stock acquired                      --           --           --            --          (3,823)      (3,823)
                                               ------      -------       ------         -----         ------      -------

Balance, December 31, 1999                      2,332       20,559       23,665           102         (3,403)      43,255
                                                                                                                  -------
     Comprehensive income:
         Net income                               --           --         4,387           --             --         4,387
         Change in unrealized gains (losses)
              on securities available for sale,
              net of reclassification adjustment
              and tax effects                     --           --           --            265            --           265
                                                                                                                  -------

              Total comprehensive income                                                                            4,652
                                                                                                                  -------

     Cash dividends declared                      --           --        (2,935)          --             --        (2,935)
     Treasury stock issued under dividend
         reinvestment plan                        --          (161)         --            --             546          385
     Treasury stock issued under
         employee stock purchase plan             --           --           --            --               1            1
     Treasury stock acquired                      --           --           --            --          (2,276)      (2,276)
                                               ------      -------       ------         -----         ------      -------

BALANCE, DECEMBER 31, 2000                     $2,332      $20,398      $25,117         $ 367        $(5,132)     $43,082
                                               ======      =======      =======         =====        =======      =======


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                  JUNIATA VALLEY FINANCIAL CORP. AND ITS WHOLLY-OWNED SUBSIDIARY,
                                                      THE JUNIATA VALLEY BANK
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                           Years Ended December 31,
                                                                                           ------------------------
                                                                                    2000             1999            1998
                                                                                    ----             ----            ----
                                                                                                (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                   $ 4,387          $ 4,278          $ 4,401
     Adjustments to reconcile net income to net cash
         provided by operating activities:
         Provision for loan losses                                                    230              120              210
         Provision for depreciation                                                   323              291              273
         Net amortization on securities' premium                                      158               89              118
         Net realized gains on sales of securities                                     (5)             (44)            (212)
         Deferred directors' fees and supplemental retirement plan expense            353              341              395
         Payment of deferred compensation                                            (199)            (174)            (158)
         Deferred income taxes                                                       (110)             (57)            (172)
         (Increase) in accrued interest receivable and other assets                  (105)             (23)              (3)
         Increase (decrease) in accrued interest payable and other liabilities        158              241             (568)
                                                                                  -------          -------          -------
              Net cash provided by operating activities                             5,190            5,062            4,284
                                                                                  -------          -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of available for sale securities                                    (1,151)            (885)         (12,303)
     Proceeds from sales of available for sale securities                              10            2,195              252
     Proceeds from maturities of and principal repayments
         on available for sale securities                                          12,274           18,066           31,133
     Purchases of held to maturity securities                                        (701)         (16,474)         (42,077)
     Proceeds from maturities of and principal repayments
         on held to maturity securities                                             8,895           14,684           13,451
     Net (increase) decrease in loans receivable                                  (15,712)         (14,971)           1,595
     Net purchases of bank premises and equipment                                  (2,887)            (842)            (547)
                                                                                  -------          -------          -------
              Net cash provided by (used in) investing activities                     728            1,773           (8,496)
                                                                                  -------          -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in deposits                                            3,870          (10,540)           8,752
     Net increase (decrease) in short-term borrowings                              (5,300)           5,300               --
     Cash dividends and cash paid for fractional shares                            (2,935)          (2,935)          (1,962)
     Purchase of treasury stock                                                    (2,276)          (3,823)              --
     Treasury stock issued                                                            386              469              484
                                                                                  -------          -------          -------
              Net cash provided by (used in) financing activities                  (6,255)         (11,529)           7,274
                                                                                  -------          -------          -------

              Increase (decrease) in cash and cash equivalents                       (337)          (4,694)           3,062

Cash and cash equivalents:
     Beginning                                                                     16,034           20,728           17,666
                                                                                  -------          -------          -------
     Ending                                                                       $15,697          $16,034          $20,728
                                                                                  =======          =======          =======
Cash payments for:
     Interest                                                                     $11,843          $11,397          $12,147
                                                                                  =======          =======          =======
     Income taxes                                                                 $ 1,520          $ 1,460          $ 1,459
                                                                                  =======          =======          =======



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
                                                                            -37-

         JUNIATA VALLEY FINANCIAL CORP. AND ITS WHOLLY-OWNED SUBSIDIARY,
                             THE JUNIATA VALLEY BANK
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation:
     The accompanying consolidated financial statements include the accounts of Juniata Valley Financial Corp. (the Corporation), a bank holding company, and its wholly-owned subsidiary, The Juniata Valley Bank (the Bank). All significant intercompany accounts and transactions have been eliminated.

Nature of operations:
     The Bank operates under a state bank charter and provides full banking services, including trust services. As a state bank, the Bank is subject to regulation of the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation. The bank holding company (parent company) is subject to regulation of the Federal Reserve Bank. The area served by the Bank is principally the counties of Juniata, Mifflin, Perry, Huntingdon, Centre, Franklin and Snyder, Pennsylvania.

Estimates:
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Presentation of cash flows:
     For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing demand deposits with banks and federal funds sold.

Securities:
     Securities classified as available for sale are those debt securities that the Corporation intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Bank's assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors. Securities available for sale are carried at fair value. Unrealized gains and losses are reported in other comprehensive income, net of the related deferred tax effect. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings. Premiums and discounts are recognized in interest income using the interest method over the period to maturity.

     Securities classified as held to maturity are those debt securities the Corporation has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions. These securities are carried at cost adjusted for amortization of premium and accretion of discount, computed by the interest method over the period to maturity.

     Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date.

Loans receivable:
     Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balances, net of unearned discount and an allowance for loan losses. Interest income is accrued on the unpaid principal balance. Unearned discount on discounted loans is amortized to income over the life of the loans, using the interest method.

     The accrual of interest is generally discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectibility of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for loan losses. Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management's judgment as to the collectibility of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

         JUNIATA VALLEY FINANCIAL CORP. AND ITS WHOLLY-OWNED SUBSIDIARY,
                             THE JUNIATA VALLEY BANK
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Allowance for loan losses:
     The allowance for loan losses is established through provisions for loan losses charged against income. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.

     The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management's periodic evaluation of the adequacy of the allowance is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows expected to be received on impaired loans.

     A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price or the fair value of the collateral if the loan is collateral dependent.

     Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment disclosures.

Bank premises and equipment:
     Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed principally on the straight-line method over the estimated useful lives of the related assets.

Foreclosed real estate:
     Foreclosed assets, which are recorded in other assets, include properties acquired through foreclosure or in full or partial satisfaction of the related loan. Foreclosed assets are initially recorded at fair value, net of estimated selling costs, at the date of foreclosure. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value, less estimated costs to sell. Revenue and expenses from operations and changes in the valuation allowance are included in other expenses.

Income taxes:
     Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities in the financial statements and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted through the provision for income taxes for the effects of changes in tax laws and rates on the date of enactment.

     The Corporation and its subsidiary file a consolidated federal income tax return.

Advertising:
     Advertising costs are expensed as incurred.

Off-balance sheet financial instruments:
     In the ordinary course of business, the Bank has entered into off-balance sheet financial instruments consisting of commitments to extend credit and letters of credit. Such financial instruments are recorded in the balance sheet when they are funded.

         JUNIATA VALLEY FINANCIAL CORP. AND ITS WHOLLY-OWNED SUBSIDIARY,
                             THE JUNIATA VALLEY BANK
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings and dividends per share:
     The Corporation has a simple capital structure. Basic earnings per share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding was 2,200,878, 2,290,728 and 2,321,739 in 2000, 1999 and 1998, respectively. Dividends per share represent the historical dividends of the Corporation which excludes the dividends of Lewistown Trust Company. Total dividends paid by Lewistown in 1998 were $290,000.

Comprehensive income:
     Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

     The components of other comprehensive income (loss) and related tax effects are as follows:


                                                                                      Years Ended December 31,
                                                                                      ------------------------
                                                                                2000             1999            1998
                                                                                ----             ----            ----
                                                                                          (In Thousands)
         Unrealized holding gains (losses) on available for sale securities     $405          $(1,008)           $ 322
         Less reclassification adjustment for gains realized in income            (5)             (44)            (212)
                                                                                ----          -------            -----

         Net unrealized gains (losses)                                           400           (1,052)             110

         Tax effect                                                              135             (338)              38
                                                                                ----          -------            -----

              Net of tax amount                                                 $265          $  (714)           $  72
                                                                                ====          =======           ======


New accounting standard:
     In September 2000, the Financial Accounting Standards Board issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement replaces SFAS No. 125 of the same name. It revises the standards of securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of the provisions of SFAS No. 125 without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. This statement is to be applied prospectively with certain exceptions. Other than these exceptions, earlier or retroactive application of its accounting provision is not permitted. The adoption of the statement is not expected to have a significant impact on the Corporation.

Segment reporting:
     The Bank acts as an independent community financial services provider, and offers traditional banking and related financial services to individual, business and government customers. Through its branch and automated teller machine network, the Bank offers a full array of commercial and retail financial services, including the taking of time, savings and demand deposits; the making of commercial, consumer and mortgage loans; trust services and the providing of other financial services.

     Management does not separately allocate expenses, including the cost of funding loan demand, between the commercial, retail, and trust operations of the Bank. As such, discrete financial information is not available and segment reporting would not be meaningful.

         JUNIATA VALLEY FINANCIAL CORP. AND ITS WHOLLY-OWNED SUBSIDIARY,
                             THE JUNIATA VALLEY BANK
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


MERGER

On July 1, 1998, the Corporation completed the merger of Lewistown Trust Company (Lewistown), a commercial bank located in Lewistown, Pennsylvania, by issuing 931,700 shares of its common stock for all of the outstanding common stock of Lewistown, except for the 5,324 shares of Lewistown held by the Corporation which were canceled. The merger was accounted for under the pooling-of-interests method of accounting and, as such, all prior period information has been restated. The results of operations for periods prior to the merger are summarized as follows:

                                                       Net Interest        Net
                                                         Income           Income
                                                         ------           ------
                                                             (In Thousands)
     Six months ended June 30, 1998:
         Corporation                                     $4,525           $1,519
         Lewistown                                        1,925              820
                                                         ------           ------

                                                         $6,450           $2,339
                                                         ======           ======





RESTRICTIONS ON CASH AND DUE FROM BANK BALANCES

The Bank is required to maintain reserve balances with the Federal Reserve Bank. The average reserve balances for 2000 and 1999 approximated $2,228,000 and $2,571,000 respectively.


                                  JUNIATA VALLEY FINANCIAL CORP. AND ITS WHOLLY-OWNED SUBSIDIARY,
                                                      THE JUNIATA VALLEY BANK
                                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SECURITIES

     The amortized cost and fair value of securities at December 31 were as follows:

                                                                                    Gross          Gross
                                                                    Amortized    Unrealized     Unrealized       Fair
                                                                      Cost          Gains         Losses         Value
                                                                      ----          -----         ------         -----
                                                                                       (In Thousands)
     AVAILABLE FOR SALE SECURITIES:
         DECEMBER 31, 2000:
              U.S. Treasury securities                               $   750        $  7          $    --      $   757
              U.S. Government and agency obligations                   5,287          10              (19)       5,278
              Obligations of states and political subdivisions        15,265          76               --       15,341
              Corporate and other debt securities                      5,030          20               (8)       5,042
              Mortgage-backed securities                               5,726         101               (4)       5,823
              Equity securities                                        1,718         403              (31)       2,090
                                                                     -------        ----          -------      -------

                                                                     $33,776        $617          $   (62)     $34,331
                                                                     =======        ====          =======      =======


         DECEMBER 31, 1999:
              U.S. Treasury securities                               $ 1,648        $  1          $    --      $ 1,649
              U.S. Government and agency obligations                   4,912          --             (120)       4,792
              Obligations of states and political subdivisions        23,437          66              (55)      23,448
              Corporate and other debt securities                      6,068           2              (78)       5,992
              Mortgage-backed securities                               7,167          93              (16)       7,244
              Equity securities                                        1,713         299              (37)       1,975
                                                                     -------        ----          -------      -------

                                                                     $44,945        $461          $  (306)     $45,100
                                                                     =======        ====          =======      =======


     HELD TO MATURITY SECURITIES:
         DECEMBER 31, 2000:
              U.S. Treasury securities                               $   999        $ --          $    (1)     $   998
              U.S. Government and agency obligations                  12,072           4              (51)      12,025
              Obligations of states and political subdivisions        27,201          16             (170)      27,047
              Corporate and other debt securities                     10,968           3              (74)      10,897
                                                                     -------        ----          -------      -------

                                                                     $51,240        $ 23          $  (296)     $50,967
                                                                     =======        ====          =======      =======

         DECEMBER 31, 1999:
              U.S. Treasury securities                               $ 1,247        $ --          $   (14)     $ 1,233
              U.S. Government and agency obligations                  13,201          --             (366)      12,835
              Obligations of states and political subdivisions        30,223          --             (679)      29,544
              Corporate and other debt securities                     14,879           1             (321)      14,559
                                                                     -------        ----          -------      -------

                                                                     $59,550        $  1          $(1,380)     $58,171
                                                                     =======        ====          =======      =======

         JUNIATA VALLEY FINANCIAL CORP. AND ITS WHOLLY-OWNED SUBSIDIARY,
                             THE JUNIATA VALLEY BANK
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SECURITIES (CONTINUED)

The amortized cost and fair value of securities as of December 31, 2000, by contractual maturity or call date, are shown below. Expected maturities may differ from contractual maturities or call dates because the securities may be called or prepaid with or without call or prepayment penalties.



                                                         AVAILABLE FOR SALE           HELD TO MATURITY
                                                         ------------------           ----------------
                                                        AMORTIZED     FAIR         AMORTIZED         FAIR
                                                           COST      VALUE            COST          VALUE
                                                           ----      -----            ----          -----
                                                                         (In Thousands)
     Due in one year or less                             $10,171     $10,179        $ 4,986        $ 4,978
     Due after one year through five years                15,372      15,435         45,479         45,213
     Due after five years through ten years                  512         513             --             --
     Due after ten years                                     277         291            775            776
     Mortgage-backed securities                            5,726       5,823             --             --
     Equity securities                                     1,718       2,090             --             --
                                                         -------     -------        -------        -------
                                                         $33,776     $34,331        $51,240        $50,967
                                                         =======     =======        =======        =======

Equity securities include Federal Home Loan Bank stock with an aggregate cost, which approximates fair value, of $1,185,000 and $1,175,000 at December 31, 2000 and 1999, respectively.

Gross gains of $5,000, $44,000, and $212,000 were realized on sales of securities available for sale in 2000, 1999 and 1998, respectively.

Securities with a fair value of $16,406,000 and $18,090,000 at December 31, 2000 and 1999, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

         JUNIATA VALLEY FINANCIAL CORP. AND ITS WHOLLY-OWNED SUBSIDIARY,
                             THE JUNIATA VALLEY BANK
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loans are comprised of the following:

                                                                 December 31,
                                                                 ------------
                                                           2000               1999
                                                           ----               ----
                                                               (In Thousands)
     Commercial, agricultural and financial              $ 23,327          $ 18,784
     Real estate mortgages:
         Residential                                      114,234           110,615
         Commercial                                        28,663            28,548
     Consumer                                              62,997            54,416
     Other                                                  3,101             2,456
                                                         --------          --------

                                                          232,322           214,819
     Unearned discount on loans                           (10,006)           (7,997)
     Allowance for loan losses                             (2,497)           (2,486)
                                                         --------          --------
                                                         $219,819          $204,336
                                                         ========          ========

The following table presents changes in the allowance for loan losses:

                                                                    Years Ended December 31,
                                                                    ------------------------
                                                            2000              1999           1998
                                                            ----              ----           ----
                                                                        (In Thousands)
     Balance, beginning                                  $  2,486          $  2,477       $  2,390
         Provision for loan losses                            230               120            210
         Recoveries                                            25                18             20
         Loans charged off                                   (244)             (129)          (143)
                                                         --------          --------       --------
     Balance, ending                                     $  2,497          $  2,486       $  2,477
                                                         ========          ========       ========

The recorded investment in impaired loans was $-0- at December 31, 2000 and 1999. For the years ended December 31, 2000, 1999 and 1998, the average recorded investment in these impaired loans was $-0-, $-0-, and $143,000, respectively, and no interest income was recognized on impaired loans in 2000, 1999 and 1998.

         JUNIATA VALLEY FINANCIAL CORP. AND ITS WHOLLY-OWNED SUBSIDIARY,
                             THE JUNIATA VALLEY BANK
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BANK PREMISES AND EQUIPMENT

The major components of bank premises and equipment are as follows:


                                                                December 31,
                                                                ------------
                                                            2000          1999
                                                            ----          ----
                                                              (In Thousands)
     Land and land improvements                          $    686       $    686
     Buildings and improvements                             6,238          3,527
     Furniture and equipment                                2,700          2,528
                                                         --------       --------
                                                            9,624          6,741
     Less accumulated depreciation                          3,632          3,313
                                                         --------       --------
                                                         $  5,992       $  3,428
                                                         ========       ========

DEPOSITS

The composition of deposits is as follows:
                                                               December 31,
                                                               ------------
                                                           2000           1999
                                                           ----           ----
                                                               (In Thousands)

     Demand, non-interest bearing                        $ 33,893       $ 34,332
     Now and Money Market                                  47,220         44,025
     Savings                                               29,191         32,125
     Time, $100,000 or more                                25,102         23,478
     Other Time                                           151,814        149,390
                                                         --------       --------
                                                         $287,220       $283,350
                                                         ========       ========




At December 31, 2000, the scheduled maturities of time deposits are as follows (in thousands):

     2001                                                               $108,279
     2002                                                                 38,396
     2003                                                                 21,480
     2004                                                                  5,415
     2005                                                                  3,346
                                                                        --------
                                                                        $176,916
                                                                        ========

BORROWINGS

The Bank has entered into an agreement whereby it can borrow up to $10,000,000 from the Federal Home Loan Bank (FHLB). Outstanding balances under this agreement were $-0- and $5,300,000 as of December 31, 2000 and 1999, respectively. The agreement expires in September 2001 and the interest rate was 6.63% and 4.05% at December 31, 2000 and 1999, respectively.

The Bank has a maximum borrowing capacity of $118,572,000 with the FHLB which is collateralized by qualifying assets of the Bank. No amounts were outstanding at December 31, 2000.
                                                                            -45-

         JUNIATA VALLEY FINANCIAL CORP. AND ITS WHOLLY-OWNED SUBSIDIARY,
                             THE JUNIATA VALLEY BANK
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REGULATORY MATTERS AND STOCKHOLDERS' EQUITY

The Corporation and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet the minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth below) of total and Tier l capital (as defined in the regulations) to risk-weighted assets and of Tier l capital to average assets. Management believes, as of December 31, 2000, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2000, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Bank's actual capital ratios and the minimum ratios required for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions are presented below. The Corporation's ratios were not materially different from those of the Bank.

                                                                                                        To Be Well
                                                                               For Capital           Capitalized Under
                                                                                Adequacy             Prompt Corrective
                                                       Actual                   Purposes             Action Provisions
                                                       ------                   --------             -----------------
                                                   Amount    Ratio          Amount    Ratio         Amount       Ratio
                                                   ------    -----          ------    -----         ------       -----
     AS OF DECEMBER 31, 2000:
         Total capital (to risk-weighted assets)  $43,496    19.59%       [*]$17,764  [*]8.00%     [*]$22,205  [*]10.00%
         Tier I capital (to risk-weighted assets)  40,999    18.46        [*]  8,882  [*]4.00      [*] 13,323  [*] 6.00
         Tier I capital (to average assets)        40,999    12.30        [*] 13,332  [*]4.00      [*] 16,664  [*] 5.00

     AS OF DECEMBER 31, 1999:
         Total capital (to risk-weighted assets)  $44,319    20.76%       [*]$17,079  [*]8.00%     [*]$21,349  [*]10.00%
         Tier l capital (to risk-weighted assets)  41,833    19.59        [*]  8,540  [*]4.00      [*] 12,809  [*] 6.00
         Tier l capital (to average assets)        41,833    12.33        [*] 13,574  [*]4.00      [*] 16,967  [*] 5.00

[*Greater than or equal to]


Certain restrictions exist regarding the ability of the Bank to transfer funds to the Corporation in the form of cash dividends, loans or advances. At December 31, 2000, $29,080,000 of undistributed earnings of the Bank, included in the consolidated stockholders' equity, was available for distribution to the Corporation as dividends without prior regulatory approval.

In August 2000, the Board of Directors adopted a Shareholder Rights Plan and declared a dividend distribution of one right to purchase a share of the Corporation's common stock at $26.25 for each share issued and outstanding, upon the occurrence of certain events, as defined in the Plan. These rights are fully transferable and expire on August 31, 2010. The rights are not considered potential common shares for earnings per share purposes because there is no indication that any event will occur which would cause them to become exercisable.

The Corporation has a dividend reinvestment and stock purchase plan. Under the Plan, additional shares of Juniata Valley Financial Corp. may be purchased at the prevailing market prices with reinvested dividends and voluntary cash payments. To the extent that shares are not available in the open market, the Corporation has reserved 100,000 shares of common stock to be issued under the plan. At December 31, 2000, 95,913 shares were available for issuance under the Dividend Reinvestment Plan.

During 2000, the Corporation's shareholders approved the adoption of the 2000 Incentive Stock Option Plan. The plan covers 200,000 shares of common stock reserved for issuance upon exercise of options granted or available for grant to officers and key employees and will expire May 31, 2010. The plan provides that the option price per share shall not be less than the fair market value of the stock on the day the option is granted, but in no event less than the par value of such stock. Options granted are exercisable six months after the grant and expire ten years after the date of the grant. During the year ended December 31, 2000, no options were granted under this plan.

         JUNIATA VALLEY FINANCIAL CORP. AND ITS WHOLLY-OWNED SUBSIDIARY,
                             THE JUNIATA VALLEY BANK
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


EMPLOYEE BENEFITS

Defined benefit retirement plan:
     The Corporation has a defined benefit retirement plan covering substantially all of its employees. The benefits are based on years of service and the employees' compensation. The Corporation's funding policy is to contribute annually the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future.

     Information pertaining to the activity in the Plan is as follows:

                                                                                   Years ended December 31,
                                                                                     2000          1999
                                                                                     ----          ----
                                                                                       (In Thousands)
         Change in benefit obligation:
              Benefit obligation at beginning of year                               $3,174        $2,858
              Service cost                                                             177           162
              Interest cost                                                            242           215
              Actuarial loss                                                            47            10
              Benefits paid                                                            (79)          (71)
                                                                                    ------        ------
                  Benefit obligation at end of year                                  3,561         3,174
                                                                                    ------        ------
         Change in plan assets:
              Fair value of plan assets at beginning of year                         2,932         2,654
              Actual return on plan assets                                             107           172
              Employer contribution                                                    229           177
              Benefits paid                                                            (79)          (71)
                                                                                    ------        ------
                  Fair value of plan assets at end of year                           3,189         2,932
                                                                                    ------        ------
         Funded status                                                                (372)         (242)

         Unrecognized net actuarial gain (loss)                                         95           (63)
         Unrecognized net transition asset                                             (22)          (24)
                                                                                    ------        ------
                  Accrued benefit cost                                              $ (299)       $ (329)
                                                                                    ======        ======

     Pension expense included the following components for the years ended December 31:


                                                                                      2000          1999         1998
                                                                                      ----          ----         ----
                                                                                               (In Thousands)
         Service cost, benefits earned during the year                              $  177        $  162       $  145
         Interest cost on projected benefit obligation                                 239           212          194
         Expected return on plan assets                                               (219)         (202)        (167)
         Net amortization                                                               (2)           (2)         (20)
                                                                                    ------         -----       ------
                                                                                    $  195        $  170       $  152
                                                                                    ======        ======       ======

     Assumptions used in the accounting were:
                                                                                      2000          1999         1998
                                                                                      ----          ----         ----
         Discount rates                                                                7.5%          7.5%         7.5%
         Rates of increase in compensation levels                                      4.0           4.0          4.0
         Expected long-term rate of return on assets                                   7.5           7.5          7.5

         JUNIATA VALLEY FINANCIAL CORP. AND ITS WHOLLY-OWNED SUBSIDIARY,
                             THE JUNIATA VALLEY BANK
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EMPLOYEE BENEFITS (CONTINUED)

Supplemental retirement plan:
     The Corporation has a non-qualified supplemental retirement plan for directors and key employees. At December 31, 2000 and 1999, the present value of the future liability was $1,065,000 and $1,005,000, respectively. The Corporation has funded these plans through the purchase of annuities and life insurance policies, which have an aggregate cash surrender value of $970,000 and $978,000 at December 31, 2000 and 1999, respectively. For the years ended December 31, 2000, 1999 and 1998, $147,000, $152,000 and
     $154,000, respectively, was charged to expense in connection with this plan.

Deferred compensation plan:
     The Corporation has entered into deferred compensation agreements with certain directors to provide each director an additional retirement benefit, or to provide their beneficiary a benefit in the event of pre-retirement death. At December 31, 2000 and 1999, the present value of the future liability was $1,678,000 and $1,572,000, respectively. To fund the benefits under these agreements, the Corporation is the owner and beneficiary of life insurance policies on the lives of certain directors. The policies had an aggregate cash surrender value of $1,246,000 and $1,152,000 at December 31, 2000 and 1999, respectively. For the years ended December 31, 2000, 1999 and 1998, $157,000, $201,000 and $283,000,
     respectively, was charged to expense in connection with this plan.

Employee Stock Purchase Plan:
     The Corporation has an Employee Stock Purchase Plan under which employees, through payroll deductions, are able to purchase shares of stock annually. The option price of the stock purchases shall be between 85% and 100% of the fair market value of the stock on the commencement date as determined annually by the Board of Directors. The maximum number of shares which employees may purchase under the Plan is 100,000; however, the annual issuance of shares shall not exceed 5,000 shares plus any unissued shares from prior offerings. In 2000, 1999 and 1998, 39, 753 and 2,497 shares, respectively, were issued under the Plan. At December 31, 2000, 96,400 shares were reserved for issuance under the Plan.

Salary continuation plan: The Corporation has a non-qualified Salary
     Continuation Plan for key employees. At December 31, 2000 and 1999, the present value of the future liability was $215,000 and $141,000, respectively. The Corporation has funded the Plan through the purchase of life insurance policies which have an aggregate cash surrender value of $1,463,000 and $1,396,000 at December 31, 2000 and 1999, respectively. For the years ended December 31, 2000, 1999 and 1998, $74,000, $68,000 and
     $63,000, respectively, was charged to expense in connection with the Plan.


                                  JUNIATA VALLEY FINANCIAL CORP. AND ITS WHOLLY-OWNED SUBSIDIARY,
                                                      THE JUNIATA VALLEY BANK
                                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


INCOME TAXES

The provision for federal income taxes consists of the following:

                                                                              Years Ended December 31,
                                                                              ------------------------
                                                                        2000           1999         1998
                                                                        ----           ----         ----
                                                                                  (In Thousands)
     Current                                                          $1,485          $1,417       $1,485
     Deferred                                                           (110)            (57)        (172)
                                                                      ------          ------       ------
                                                                      $1,375          $1,360       $1,313
                                                                      ======          ======       ======

A reconciliation of the statutory income tax expense computed at 34% to the income tax expense included in the statements of income is as follows:

                                                                              Years Ended December 31,
                                                                              ------------------------
                                                                       2000            1999         1998
                                                                       ----            ----         ----
                                                                                  (In Thousands)
     Federal income tax at statutory rate                             $1,959          $1,917       $1,943
     Tax-exempt interest                                                (656)           (775)        (689)
     Disallowance of interest expense                                    110             123           84
     Other                                                               (38)             95          (25)
                                                                      ------          ------       ------
                                                                      $1,375          $1,360       $1,313
                                                                      ======          ======       ======

The income tax provision includes $2,000, $15,000 and $72,000 in 2000, 1999 and 1998, respectively, of income tax related to realized gains on sales of securities.

The net deferred tax asset in the accompanying balance sheets includes the following amounts of deferred tax assets and liabilities:

                                                                            December 31,
                                                                       2000            1999
                                                                       ----            ----
                                                                           (In Thousands)
     Deferred tax assets:
         Allowance for loan losses                                    $  722          $  718
         Deferred directors' fees                                        571             534
         Pension liabilities                                             536             502
                                                                      ------          ------
              Total deferred tax assets                                1,829           1,754
                                                                      ------          ------
     Deferred tax liabilities:
         Bank premises and equipment                                    (105)            (95)
         Securities accretion                                            (27)            (39)
         Unrealized gains on securities available for sale              (187)            (52)
         Other                                                            --             (33)
                                                                      ------          ------
              Total deferred tax liabilities                            (319)           (219)
                                                                      ------          -------
              Net deferred tax asset                                  $1,510          $1,535
                                                                      ======          =======


TRANSACTIONS WITH EXECUTIVE OFFICERS AND DIRECTORS

The Bank has had banking transactions in the ordinary course of business with its executive officers, directors, and their related interests on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. At December 31, 2000 and 1999, these persons were indebted to the Bank for loans totaling $1,335,000 and $1,407,000 respectively. During 2000, loans totaling $1,274,000 were disbursed and loan repayments totaled $1,346,000.

         JUNIATA VALLEY FINANCIAL CORP. AND ITS WHOLLY-OWNED SUBSIDIARY,
                             THE JUNIATA VALLEY BANK
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

COMMITMENTS

The Bank rents equipment and branch offices under operating leases that expire through 2006. Equipment and servicing fees were $484,000, $485,000 and $469,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Rent expense, including the license fee for the branch offices was $53,000 $53,000 and $52,000 in 2000, 1999 and 1998, respectively.

Minimum future payments under all noncancellable lease and service agreements as of December 31, 2000 are as follows (in thousands):

     2001                                                                   $267
     2002                                                                    196
     2003                                                                     30
     2004                                                                     30
     2005                                                                     30
     Thereafter                                                               25
                                                                            ----
                                                                            $578
                                                                            ====

FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

A summary of the Bank's financial instrument commitments is as follows:


                                                       2000               1999
                                                       ----               ----
                                                            (In Thousands)
     Commitments to grant loans                       $ 2,514            $ 2,607
     Unfunded commitments under lines of credit        22,994             24,614
     Outstanding letters of credit                        610                337

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation. Collateral held varies but may include personal or commercial real estate, accounts receivable, inventory and equipment.

Outstanding letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.


CONCENTRATION OF CREDIT RISK

The Bank grants commercial, residential and consumer loans to customers primarily located in the counties of Juniata, Mifflin, Perry, Huntingdon, Centre, Franklin and Snyder, Pennsylvania. The concentrations of credit by type of loan are set forth in the note, "Loans Receivable and Allowance for Loan Losses". Although the Bank has a diversified loan portfolio, its debtors' ability to honor their contracts is influenced by the region's economy.

         JUNIATA VALLEY FINANCIAL CORP. AND ITS WHOLLY-OWNED SUBSIDIARY,
                             THE JUNIATA VALLEY BANK
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

Management uses its best judgment in estimating the fair value of the Corporation's financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, the fair value estimates herein are not necessarily indicative of the amounts the Corporation could have realized in a sales transaction on the dates indicated. The estimated fair value amounts have been measured as of their respective year ends and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year end.

The following information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation's assets. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation's disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Bank's financial instruments at December 31, 2000 and 1999:

o For cash, cash equivalents, interest-bearing demand deposits in other banks and federal funds sold, the carrying amount is a reasonable estimate of fair value.

o For securities, fair values are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable securities.

o For variable-rate loans that reprice frequently and which entail no significant changes in credit risk, fair values are based on carrying values. All commercial loans and substantially all real estate mortgages are variable rate loans. The fair value of other loans (i.e., consumer loans and fixed-rate real estate mortgages) are estimated using discounted cash flow analyses, at interest rates currently offered for loans with similar terms to borrowers of similar credit quality.

o Fair values for demand deposits, savings accounts and certain money market deposits are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values of fixed-maturity certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturity of deposits.

o For short-term borrowings, the carrying amount is a reasonable estimate of fair value.

o For accrued interest receivable and accrued interest payable, the carrying amount is a reasonable estimate of fair value.

o Fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account market interest rates, the remaining terms and present credit worthiness of the counterparties. The fair value of guarantees and letters of credit is based on fees currently charged for similar agreements.

The estimated fair values of the Corporation's financial instruments were as follows:

                                                                          December 31,
                                                               2000                       1999
                                                               ----                       ----
                                                      CARRYING        FAIR      Carrying        Fair
                                                       AMOUNT        VALUE      Amount         Value
                                                       ------        -----      ------         -----
                                                                       (In Thousands)
     Financial assets:
         Cash and due from banks                     $  10,621     $  10,621    $  15,381    $  15,381
         Interest-bearing deposits with banks              676           676          653          653
         Federal funds sold                              4,400         4,400           --           --
         Securities                                     85,571        85,298      104,650      103,271
         Loans receivable, net of allowance            219,819       218,695      204,336      203,097
         Accrued interest receivable                     2,177         2,177        2,215        2,215

     Financial liabilities:
         Deposits                                      287,220       287,960      283,350      284,196
         Short-term borrowings                              --            --        5,300        5,300
         Accrued interest payable                          988           988          951          951

     Off-balance sheet financial instruments:
         Commitments to extend credit                       --            --           --           --
         Standby letters of credit                          --            --           --           --


         JUNIATA VALLEY FINANCIAL CORP. AND ITS WHOLLY-OWNED SUBSIDIARY,
                             THE JUNIATA VALLEY BANK
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARENT COMPANY ONLY FINANCIAL INFORMATION

                                 BALANCE SHEETS

                                                                            December 31,
                                                                            ------------
                                                                        2000             1999
                                                                        ----             ----
         ASSETS                                                            (In Thousands)

Cash                                                                   $     2          $     4
Interest-bearing deposits with banks                                       490              490
                                                                       -------          -------
         Total cash and cash equivalents                                   492              494

Investment in Bank subsidiary                                           41,348           41,942
Securities available for sale                                            1,235              813
Other                                                                       16               58
                                                                       -------          -------
                                                                       $43,091          $43,307
                                                                       =======          =======
     LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES, other                                                     $     9          $    52

STOCKHOLDERS' EQUITY                                                    43,082           43,255
                                                                       -------          -------
                                                                       $43,091          $43,307
                                                                       =======          =======




                                                   STATEMENTS OF INCOME



                                                                              Years Ended December 31,
                                                                              ------------------------
                                                                         2000            1999            1998
                                                                         ----            ----            ----
                                                                                   (In Thousands)
Dividends from Bank subsidiary                                         $ 5,212          $ 6,758         $1,972
Interest income                                                             74               51             29
Other expenses                                                             (72)             (30)           (23)
                                                                       -------          -------         ------
     Income before equity in undistributed net income of subsidiary      5,214            6,779          1,978

Equity in (excess of) undistributed net income of Bank subsidiary         (827)          (2,501)         2,423
                                                                       -------          -------         ------
         Net income                                                    $ 4,387          $ 4,278         $4,401
                                                                       =======          =======         ======


         JUNIATA VALLEY FINANCIAL CORP. AND ITS WHOLLY-OWNED SUBSIDIARY,
                             THE JUNIATA VALLEY BANK
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARENT COMPANY ONLY FINANCIAL INFORMATION (CONTINUED)

                                                      STATEMENTS OF CASH FLOWS


                                                                                      Years Ended December 31,
                                                                                      ------------------------
                                                                                 2000             1999          1998
                                                                                 ----             ----          ----
                                                                                             (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                $ 4,387           $4,278        $ 4,401
     Adjustments to reconcile net income to net cash
         provided by operating activities:
         Distributions in excess of (undistributed) net income
              of Bank subsidiary                                                   827            2,501         (2,423)
         (Increase) decrease in other assets                                        42              (22)            (8)
         Increase (decrease) in other liabilities                                    7               --             (8)
                                                                               -------           ------         ------
              Net cash provided by operating activities                          5,263            6,757          1,962
                                                                               -------           ------         ------
CASH FLOWS USED IN INVESTING ACTIVITIES
     Purchases of available for sale securities                                   (640)            (470)            --
     Proceeds from maturities of available for sale securities                     200               --             --
                                                                               -------           ------         ------
              Net cash used in investing activities                               (440)            (470)            --
                                                                               -------           ------         ------
CASH FLOWS FROM FINANCING ACTIVITIES
     Dividends paid and cash paid in lieu of fractional shares                  (2,935)          (2,935)        (1,962)
     Purchase of treasury stock                                                 (2,276)          (3,823)
     Treasury stock issued                                                         386              469            484
                                                                               -------           ------         ------
              Net cash used in financing activities                             (4,825)          (6,289)        (1,478)
                                                                               -------           ------         ------

              Increase (decrease) in cash and cash equivalents                      (2)              (2)           484

Cash and cash equivalents:
     Beginning                                                                     494              496             12
                                                                              --------           ------         ------
     Ending                                                                   $    492           $  494         $  496
                                                                              ========           ======         ======

                            AVAILABILITY OF FORM 10-K

         A copy of the Corporation's Annual Report on Form 10-K as filed with the Securities and Exchange Commission will be available without charge upon written request. This request should be addressed to:

                                 Ms. Linda Engle
                         Juniata Valley Financial Corp.
                                   P.O. Box 66
                              Mifflintown, PA 17059

         Pursuant to Part 350 to FDIC's Annual Disclosure Regulation, Juniata Valley Financial Corp. will make available to you upon request, financial information about this Bank. The purpose of this regulation is to facilitate more informed decision making by you, our shareholders, by providing statements containing financial information for the last two years.

         Please contact:

                                  Ms. Ruth Nace
                             The Juniata Valley Bank
                                   P.O. Box 66
                              Mifflintown, PA 17059