Form 10-Q
period 2001-03-31
JUNIATA VALLEY FINANCIAL CORP
filed 2001-05-11
CIK 714712

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT 1934

For the quarterly period ended  March 31, 2001
                                --------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                              -------------------  -----------------------------
Commission File Number                         2-81699
                      ----------------------------------------------------------


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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                               Outstanding as of April 30, 2001
------------------------------                  --------------------------------
Common Stock ($1.00 par value)                           2,364,378 shares

                 JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
                 ---------------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                     ASSETS
                                     ------

                                                       March 31,    December 31,
                                                         2001           2000
                                                      ----------    ------------
                                                             (In thousands)

                                                     (Unaudited)

Cash and due from banks                               $  9,300         $ 10,621
Interest-bearing deposits with banks                     1,274              676
Federal Funds Sold                                      15,500            4,400
                                                      --------         --------

     Total cash and cash equivalents                    26,074           15,697

Securities available for sale                           35,350           33,156
Securities held to maturity, fair value
   $35,279 and $50,967, respectively                    39,635           51,240
Federal home loan bank stock                             1,185            1,175
Loans receivable net of allowance for loan
   losses $2,514 and $2,497, respectively              220,587          219,819
Bank premises and equipment, net                         6,043            5,992
Bank-owned life insurance                                8,782            3,679
Accrued interest receivable and other assets             4,333            4,156
                                                      --------         --------

     TOTAL ASSETS                                     $341,989         $334,914
                                                      ========         ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


Liabilities:
 Deposits:
  Non-interest bearing                                $ 36,976         $ 33,893
  Interest bearing                                     256,150          253,327
                                                      --------         --------

     TOTAL DEPOSITS                                    293,126          287,220

Accrued interest payable and other liabilities           4,956            4,612
                                                      --------         --------

     Total liabilities                                 298,082          291,832
                                                      --------         --------

Stockholders' Equity:
  Preferred stock, no par value; 500,000 shares
     authorized; no shares issued or outstanding            --               --
  Common stock, par value $1.00 per share;
     authorized 20,000,000 shares; issued 2001
     2,364,378 and 2000 2,332,058 shares                 2,364            2,332
  Surplus                                               20,025           20,398
  Retained earnings                                     21,021           25,117
  Treasury stock, at cost 2001 0 shares;
     2000 167,110 shares                                    --           (5,132)
  Accumulated other comprehensive income                   497              367
                                                      --------         --------

     Total stockholders' equity                         43,907           43,082
                                    -                 --------         --------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $341,989         $334,914
                                                      ========         ========

                  JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
                  ---------------------------------------------
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
                                  (Unaudited)


                                                           For the Quarter Ended
                                                          March 31,    March 31,
                                                            2001         2000
                                                          ---------    ---------
                                                   (Dollars in thousands, except
                                                         per share amounts)
Interest income:
  Loans receivable, including fees                     $    5,067      $   4,552
  Taxable securities                                          647            878
  Tax-exempt securities                                       380            482
  Other                                                       217             34
                                                       ----------       --------

    Total interest income                                   6,311          5,946

Interest expense
                                                            3,073          2,785
  Deposits

    Net interest income                                     3,238          3,161

Provision for loan losses                                      60             45
                                                        ---------      ---------

    Net interest income after
      provision for loan losses                             3,178          3,116
                                                        ---------      ---------

Other income:
  Trust department                                            100             95
  Customer service fees
                                                              148            128
  Other                                                       118            107
                                                        ---------      ---------

    Total other income                                        366            330
                                                        ---------      ---------

Other expenses:
  Salaries and wages                                          897            909
  Employee benefits                                           304            270
  Occupancy                                                   137            113
  Equipment                                                   306            242
  Director compensation                                        84             73
  Taxes, other than income                                    121            106
  Other                                                       311            345
                                                        ---------      ---------

    Total other expenses                                    2,160          2,058
                                                        ---------      ---------

    Income before income taxes                              1,384          1,388

Federal income taxes                                          294            360
                                                        ---------      ---------

    Net Income                                          $   1,090      $   1,028
                                                        =========      =========

Basic earnings per share                                $     .46      $     .42
                                                        =========      =========

Weighted average number of
  shares outstanding
                                                        2,372,138      2,452,418
                                                        =========      =========

                                                                              4.

                                                         JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
                                                         ---------------------------------------------
                                                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                         ----------------------------------------------
                                                            FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                                            -----------------------------------------

                                                                          (Unaudited)



                                                                                                          Accumulated
                                                                                                            Other
                                              Common                         Retained        Treasury    Comprehensive
                                              Stock         Surplus          Earnings          Stock        Income          Total
                                             -------        -------          --------        --------       ------          -----
                                                                                  (In thousands)



BALANCE,
  December 31, 2000                           $2,332        $20,398         $25,117         $(5,132)        $367            $43,082
                                                                                                                            -------

Net income for
  the three
  months ended
  March 31, 2001                                  --             --           1,090              --            --             1,090


Change in
  unrealized
  gains (losses)
  on securities
  available for
  sale, net of
  reclassification
  adjustment and tax
  effects                                         --             --              --              --           130               130
                                                                                                                           --------


     Total Comprehensive Income                                                                                               1,220
                                                                                                                            -------

  10% Stock dividend declared                     32           (373)         (5,186)          5,517            --               (10)

  Treasury stock  acquired                        --             --              --            (385)           --              (385)
                                             -------        -------          ------           -----          ----            ------

Balance March 31, 2001                        $2,364        $20,025          $21,021             --          $497           $43,907
                                              ======        =======          =======          =====          ====           =======



                                                          JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
                                                          ---------------------------------------------
                                                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                         ----------------------------------------------
                                                            FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                                            -----------------------------------------

                                                                          (Unaudited)



                                                                                                       Accumulated
                                                                                                          Other
                                              Common                      Retained         Treasury   Comprehensive
                                               Stock       Surplus        Earnings          Stock         Income            Total
                                               -----       -------        --------          -----         ------            -----
                                                                                       (In thousands)


BALANCE,
  December 31, 1999                          $2,332        $20,559         $23,665         $(3,403)        $ 102           $43,255
                                                                                                                            -------

Net income for
  the three
  months ended
  March 31, 2000                                  --             --           1,028              --            --            1,028


Change in
  unrealized
  gains (losses)
  on securities
  available for
  sale, net of
  reclassification
  adjustment and tax
  effects                                         --             --              --              --          (137)             (137)
                                                                                                                             ------


      Total Comprehensive Income                                                                                                891
                                                                                                                             ------
 Cash dividends,
    $.50 per share                                --             --          (1,115)             --           --             (1,115)

Treasury stock acquired                           --             --              --            (516)           --              (516)
                                                                                             ------         -----          --------


Balance March 31, 2000                        $2,332        $20,559         $23,578         $(3,919)        $ (35)          $42,515
                                              ======        =======         =======         =======         =====           =======



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

                                                      For the Three Months Ended
                                                      --------------------------
                                                          March 31,    March 31,
                                                            2001         2000
                                                          ---------   ----------
                                                              (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                $ 1,090     $ 1,028
   Adjustments to reconcile net income to net
     cash provided by operating activities:
    Provision for loan losses                                    60          45
    Provision for depreciation                                   88          76
    Net amortization on securities premium                       63          47
    Deferred directors' fees and supplemental
     retirement plan expense                                     79          46
    Payment of deferred compensation                            (56)        (43)
    Deferred income taxes                                       (35)        (40)
    Decrease in accrued interest
     receivable and other assets                               (208)       (476)
    Increase in interest payable
     and other liabilities                                      256         195
                                                            -------     -------

        Net cash provided by operating activities             1,337         878
                                                            -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of available for sale securities                 (7,000)         --
   Proceeds from maturities of and principal
    repayments on available for sale securities               4,957       3,140
   Purchases of held to maturity securities                      --        (701)
   Proceeds from maturities of and principal
    repayments on held to maturity securities                11,581         945
   Net increase in loans receivable                            (829)     (4,053)
   Net purchases of bank premises and equipment                (139)       (343)
      Purchase of life insurance                             (5,048)        --
                                                             ------     -------

        Net cash used in investing activities                 3,522      (1,012)
                                                             ------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits                                   5,903       1,449
   Net decrease in short-term borrowings                         --      (5,300)
   Cash dividends                                                --      (1,115)
   Purchase of Treasury Stock                                  (385)       (516)
                                                             ------      ------
        Net cash used in financing activities                 5,518      (5,482)
                                                             ------      ------

   Increase (decrease) in cash and cash equivalents          10,377      (5,616)

CASH AND CASH EQUIVALENTS:
   Beginning                                                 15,697      16,034
                                                            -------     -------
   Ending                                                   $26,074     $10,418
                                                            =======     =======

CASH PAYMENTS FOR:
   Interest                                                 $ 3,090     $ 2,821
                                                            =======     =======

NOTE A  - Basis of Presentation

The financial information includes the accounts of the Juniata Valley Financial Corp. and its wholly owned subsidiary, The Juniata Valley Bank. All significant intercompany accounts and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three-month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in Juniata Valley Financial Corp. annual report on Form 10-K for the year ended December 31, 2000.

NOTE B  - Accounting Standards

The Financial Accounting Standards Board issued statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", in September 2000. This statement replaces SFAS No. 125 of the same name. It revises the standards of securitization and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of the provisions of SFAS No. 125 without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The statement was effective for fiscal years ended December 15, 2000. This statement is to be applied prospectively with certain exceptions. Other than these exceptions, earlier or retroactive application of its accounting provision is not permitted. The adoption of the statement did not have a significant impact on the Corporation.

                                                                              8.
NOTE C - Accumulated Other Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains, and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

The components of other comprehensive income and related tax affects are as follows:

                                                     Three Months Ended March 31
                                                     ---------------------------
                                                             2000        1999
                                                             ----        ----
                                                              (In thousands)

Unrealized holding gains (losses)
   on available for sale securities                          $199         $(208)

Less classification adjustment for
   gains realized in income                                    --            --
                                                             ----         -----

Net unrealized gains (losses)                                 199          (208)

Tax effect                                                     69           (71)
                                                             ----         -----

    Net of tax amount                                        $130         $(137)
                                                             ====         =====

                                                                              9.
MANAGEMENT'S DISCUSSION AND ANALYSIS

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

Financial Condition:

Total assets of Juniata Valley Financial Corp. totaled $341,989,000 as of March 31, 2001, an increase of $7,075,000 or 2.11% from December 31, 2000. This increase was partially funded by an increase in deposits of $5,906,000. Because the Federal Reserve lowered interest rates by 150 basis points from January to March 31, 2001 proceeds from securities exceeded purchases by $9,538,000. Securities were called and finding investment securities that fit into our investment policy parameters takes time. Loan demand has declined from March 31 of 2000 when we experienced an increase of $4,053,000. Loans grew by $829,000 from January 1 to March 31, 2001. Some of this decline can be attributed to consumers uncertainty of the marketplace and their reluctance to take on more debt. All of this resulted in an increase in cash and equivalents of $10,377,000.

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

                                                                             10.
Results of Operations:

Interest income increased $365,000 or 6.14% for the quarter ended March 31, 2001. The increase came from interest income on loans. Interest income on securities have declined consistent with the decline of more than $9 million in the portfolio noted above. Interest expense increased by $288,000 or 10.34% for the quarter due to increase in deposits. Interest income and expense for the first three months ended March 31, 2001, versus 2000, are reflective of an increase of both interest earning assets and interest bearing liabilities even though overall rates offered and paid in 2001 versus 2000 were lower. This resulted in an increase in net interest income of $77,000 or 2.44% for the three months ended March 31, 2001.

Because of the increase in loans, management has decided to increase the loan loss provision. The increase in the provision is not reflective of a decline in underwriting standards or potential problem loans.

Other income has increased $36,000 or 10.91% for the first quarter in 2001 over 2000. Trust department income has increased $5,000, customer service fees have increased $20,000 and other income has increased $11,000. The increase in Trust department income is a result of the settlement of an estate. The increase in customer service fees is a result of higher transaction volume as opposed to an increase in fees. The other category increase can be attributed to an increase in mutual fund commissions of $12,000.

Other expenses increased $102,000 or 4.96% for the three months ended March 31, 2001. The $12,000 decrease in salary and wages for the three months ended March 31, 2001, compared to 2000, can be attributed to a decrease of six full time equivalents. The $34,000 increase in employee benefits is reflective of increases in the costs as opposed to additional benefits. The $24,000 increase in occupancy is a result of snow removal in 2001 that did not occur in 2000 as well as the operations center being fully staffed in the first quarter of 2001. The $64,000 increase in equipment cost is from the purchase of additional equipment and maintenance of the equipment. The $15,000 increase in taxes other than income is an increase in Pennsylvania Bank Shares Tax. The decrease in federal income taxes is due to an overpayment in federal taxes in 2000 as well as an increase in deferred taxes due to the bank owned life insurance. All of these factors combined have contributed to an increase in net income of $62,000 or 6.03% for the three months ended March 31, 2001.

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

Principal sources of asset liquidity are provided by securities maturing in one year or less, other short-term investments such as Federal Funds sold and cash and due from banks. Liability liquidity, which is more difficult to measure, can be met by attracting deposits and maintaining the core deposit base. The Corporation joined the Federal Home Loan Bank of Pittsburgh in August of 1993 for the purpose of providing short-term liquidity when other sources are unable to fill these needs and has substantial borrowing capacity available from the Federal Home Loan Bank of Pittsburgh. See the note in the December 31, 2000, audited financial statements.

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

As of March 31, 2001, the corporation had a six-month negative gap of $14,793,000. Generally a liability sensitive position indicates that more liabilities than assets are expected to reprice within the time period and that falling interest rates could positively affect net interest income while rising interest rates could negatively affect net interest income. However, the traditional analysis does not accurately reflect the Bank's interest rate sensitivity since the rates on core deposits generally do not change as quickly as market rates. Historically net interest income has, in fact, not been subject to the degree of sensitivity indicated by the traditional analysis at The Juniata Valley Bank.

                                                                             12.
Capital:

On March 20, 2001, the Board of Directors declared a 10% stock dividend payable on April 27, 2001, to stockholders of record on April 2, 2001. Payment of the stock dividend will result in the issuance of 32,298 additional shares of common stock. At this same meeting the Board of Directors announced their intention of repurchasing 100,000 shares of common stock.

All per share data included in these financial statements have been restated for this stock dividend.


Capital Adequacy:

The Bank's regulatory capital ratios for the periods presented are as follows:

Risk Weighted Assets Ratio:

                                                  Actual                    Required
                                                  ------                    --------
                                             March 31, December 31,  March 31,    December 31,
                                               2001       2000         2001           2000
                                             --------  -----------   ---------    -----------

TIER I                                        18.39%     18.46%         4.0%            4.0%
TIER I & II                                   19.49%     19.59%         8.0%            8.0%


Total Assets Leveraged Ratio:

TIER I                                        12.48%     12.30%         4.0%            4.0%

At March 31, 2001, the Corporation and the Bank exceed the regulatory requirements to be considered "well capitalized".

Quantitative and Qualitative Disclosures About Market Risk:

Although there has been a 150 basis point downward movement by the Federal Reserve in the discount rate, the bank has not been able to quantify the market risk from this move. There have been no material changes in the Corporation's exposure to market risk. Please refer to the Annual Report on Form 10-K as of December 31, 2000.

Part II.     Other Information

         Item 1.     Legal Proceedings
                     None

         Item 2.     Changes in Securities
                     None

         Item 3.     Defaults Upon Senior Securities
                     Not applicable

         Item 4.     Submission of Matters to a Vote of Security Holder
                     None


         Item 5.     Other information
                     None

         Item 6.     Exhibits
                     None

                     Form 8-K
                     Form 8-K was filed on March 20, 2001 concerning the 10% stock dividend payable April 27, 2001 and repurchase of 100,000 shares of Juniata Valley Financial Corp. outstanding shares of common stock.


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  Juniata Valley Financial Corp.
               (Registrant)

Date                                          By
    ------------------------                     -------------------------------
                                                 Francis J. Evanitsky, President



Date                                          By
    -----------------------                      -------------------------------
                                                    Linda L. Engle, Treasurer