Form 10-Q
period 2001-06-30
JUNIATA VALLEY FINANCIAL CORP
filed 2001-08-08
CIK 714712

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT 1934

For the quarterly period ended June 30, 2001
                               -------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                              -----------------------  -------------------------
Commission File Number                            2-81699
                      ----------------------------------------------------------

                         Juniata Valley Financial Corp.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Pennsylvania                                       23-2235254
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S.Employer
incorporation or organization)                             Identification No.)

Bridge and Main Streets, Mifflintown, Pennsylvania                17059
--------------------------------------------------------------------------------
Address of principal executive offices)                         (Zip Code)

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                  Outstanding as of July 31, 2001
------------------------------                   -------------------------------
Common Stock ($1.00 par value)                           2,372,939 shares

                                                                              2.
                 JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
                 ---------------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                     ASSETS
                                     ------

                                                          June 30,  December 31,
                                                            2001       2000
                                                         ---------  ------------
                                                              (In thousands)

                                                        (Unaudited)

Cash and due from banks                                  $ 10,166      $ 10,621
Interest-bearing deposits with banks                          679           676
Federal Funds Sold                                          7,200         4,400
                                                         --------      --------


     Total cash and cash equivalents                       18,045        15,697

Securities available for sale                              44,648        33,146
Securities held to maturity, fair value
   $39,738 and $50,967, respectively                       39,208        51,240
Federal Home Loan Bank stock                                1,208         1,185
Loans receivable net of allowance for loan
   losses $2,529 and $2,497, respectively                 224,949       219,819
Bank premises and equipment, net                            6,103         5,992
Bank-owned life insurance                                   6,615         1,462
Accrued interest receivable and other assets                6,682         6,373
                                                         --------      --------

       TOTAL ASSETS                                      $347,458      $334,914
                                                         ========      ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Liabilities:
  Deposits:
    Non-interest bearing                                 $ 35,689      $ 33,893
    Interest bearing                                      262,638       253,327
                                                         --------      --------

      Total deposits                                      298,327       287,220

   Accrued interest payable and other liabilities           4,743         4,612
                                                         --------      --------
      Total liabilities                                   303,070       291,832
                                                         --------      --------

Stockholders' Equity:
  Preferred stock, no par value; 500,000 shares
     authorized; no shares issued or outstanding               --            --
  Common stock, par value $1.00 per share;
     authorized 20,000,000 shares; issued 2001
     2,372,945 and 2000 2,332,058 shares                    2,373         2,332
  Surplus                                                  20,222        20,398
  Retained earnings                                        21,257        25,117
  Treasury stock, at cost 2001 0 shares;
     2000 167,110 shares                                       --        (5,132)
  Accumulated other comprehensive income                      536           367
                                                         --------      --------

      Total stockholders' equity                           44,388        43,082
                                                         --------      --------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $347,458      $334,914
                                                         ========      ========

                                       JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
                                       ---------------------------------------------
                                             CONSOLIDATED STATEMENTS OF INCOME
                                             ---------------------------------
                                                        (Unaudited)

                                                     For the Quarter Ended           For Six Months Ended
                                                     ---------------------           --------------------
                                                      June 30,      June 30,       June 30,       June 30,
                                                        2001          2000           2001           2000
                                                      --------      --------       --------       --------
                                                             (In  thousands, except per share amount)
INTEREST INCOME:
   Loans receivable                                 $    5,071     $    4,725     $   10,138     $    9,277
   Taxable securities                                      601            839          1,247          1,718
   Tax-exempt securities                                   400            469            780            950
   Other                                                   100             61            317             95
                                                    ----------     ----------     ----------     ----------
     Total interest income                               6,172          6,094         12,482         12,040

INTEREST EXPENSE
   Deposits                                              3,073          2,880          6,146          5,664
                                                    ----------     ----------     ----------     ----------

     Net interest income                                 3,099          3,214          6,336          6,376

PROVISION FOR LOAN LOSSES                                   60             45            120             90
                                                    ----------     ----------     ----------     ----------

     Net interest income, after
       provision for loan losses                         3,039          3,169          6,216          6,286
                                                    ----------     ----------     ----------     ----------

OTHER INCOME:
   Trust department                                        123            105            223            200
   Customer service fees                                   163            135            311            262
   Other                                                   277             99            395            206
                                                    ----------     ----------     ----------     ----------

     Total other income                                    563            339            929            668
                                                    ----------     ----------     ----------     ----------

OTHER EXPENSES:
  Salaries and wages                                       866            901          1,763          1,810
  Employee benefits                                        300            285            604            555
  Occupancy                                                132            123            269            237
  Equipment                                                294            234            600            476
  Director compensation                                    100             73            184            146
  Taxes, other than income                                 121            120            242            225
  Other                                                    332            287            643            632
                                                    ----------     ----------     ----------     ----------

    Total other expenses                                 2,145          2,023          4,305          4,081
                                                    ----------     ----------     ----------     ----------

INCOME BEFORE INCOME TAXES                               1,457          1,485          2,840          2,873

FEDERAL INCOME TAXES                                       297            376            591            736
                                                    ----------     ----------     ----------     ----------

    Net income                                      $    1,160     $    1,109     $    2,249     $    2,137
                                                    ==========     ==========     ==========     ==========


    Basic earnings per share                        $      .49     $      .46     $      .95     $      .88
                                                    ==========     ==========     ==========     ==========

    Weighted average number of
       shares outstanding                            2,369,189      2,430,585      2,370,655      2,441,502
                                                    ==========     ==========     ==========     ==========

                                                                              4.

                                              JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
                                              ---------------------------------------------
                                              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                              ----------------------------------------------
                                                  FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                                  --------------------------------------

                                                                  (Unaudited)



                                                                                                 Accumulated
                                                                                                    Other
                                         Common                      Retained        Treasury   Comprehensive
                                          Stock        Surplus       Earnings         Stock         Income        Total
                                        -------       --------       --------       ---------   --------------   --------

                                                                         (In thousands)

BALANCE,
  December 31, 2000                     $ 2,332       $ 20,398       $ 25,117       $  (5,132)      $   367      $ 43,082
                                                                                                                 --------

Net income for the
  six months ended
  June 30, 2001                              --             --          2,249              --            --         2,249

Change in unrealized
  gains (losses) on
  securities available
  for sale, net of
  reclassification
  adjustment and tax
  effects                                    --             --             --              --           169           169
                                                                                                                 --------


    Total Comprehensive Income                                                                                      2,418
                                                                                                                 --------

Cash dividends, $.39 per share               --             --           (922)             --            --          (922)

Stock issued under dividend
  reinvestment plan                           7            166             --              --            --           173

Stock issued under employee
  stock purchase plan                         2             31             --              --            --            33

10% Stock dividend                           32           (373)        (5,187)          5,517            --           (11)

Treasury stock acquired                      --             --             --            (385)           --          (385)
                                        -------       --------       --------       ---------       -------      --------

Balance June 30, 2001                   $ 2,373       $ 20,222       $ 21,257       $      --       $   536      $ 44,388
                                        =======       ========       ========       =========       =======      ========


                                                                              5.

                                                 JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
                                                 ---------------------------------------------
                                                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                 ----------------------------------------------
                                                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                                     --------------------------------------

                                                                 (Unaudited)

                                                                                                 Accumulated
                                                                                                    Other
                                         Common                      Retained        Treasury   Comprehensive
                                          Stock        Surplus       Earnings         Stock         Income        Total
                                        -------       --------       --------       ---------   --------------   --------

                                                                         (In thousands)

BALANCE,
  December 31, 1999                     $ 2,332       $ 20,559       $ 23,665       $  (3,403)      $   102      $ 43,255
                                                                                                                 --------

Net income for the
  six months ended
  June 30, 2000                              --             --          2,137              --            --         2,137

Change in unrealized
  gains (losses) on
  securities available
  for sale, net of
  reclassification
  adjustment and tax
  effects                                    --             --             --              --          (108)         (108)
                                                                                                                 --------


     Total Comprehensive Income                                                                                     2,029
                                                                                                                 --------

Treasury stock acquired                      --             --             --          (1,111)           --        (1,111)

Treasury stock issued for
  dividend reinvestment plan
  (7,516 shares)                             --            (77)            --             272            --           195

Treasury stock issued for
  employee stock purchase
  plan (39 shares)                           --             --             --               2            --             2

Cash dividends, $.91 per share               --             --         (2,022)             --            --        (2,022)
                                        -------       --------       --------       ---------       -------      --------

Balance June 30, 2000                   $ 2,332       $ 20,482       $ 23,780       $  (4,240)      $    (6)     $ 42,348
                                        =======       ========       ========       =========       =======      ========


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

                                                        For the Six Months Ended
                                                        ------------------------
                                                          June 30,      June 30,
                                                            2001          2000
                                                          --------      --------
                                                              (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                            $  2,249       $  2,137
  Adjustments to reconcile net income to net
    cash provided by operating activities:
  Provision for loan losses                                  120             90
  Provision for depreciation                                 182            154
  Net amortization on securities premium                     110             98
  Deferred directors' fees and supplemental
    retirement plan expense                                  180            113
  Earnings on life insurance                                (153)            --
  Payment of deferred compensation                          (117)           (85)
  Deferred income taxes                                      (79)           (39)
  (Increase) in accrued interest receivable and
    other assets                                            (179)          (386)
  Increase (decrease) in interest payable
    and other liabilities                                    (72)             4
                                                        ---------      --------
      Net cash provided by operating activities            2,241          2,086
                                                        ---------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of available for sale securities             (20,154)          (511)
  Proceeds from maturities of and principal
    repayments on available for sale securities            8,828          4,518
  Purchases of held to maturity securities                    --           (702)
  Proceeds from maturities of and principal
    repayments on held to maturity securities             11,981          5,509
  Net increase in loans receivable                        (5,250)        (9,379)
  Net purchases of bank premises and equipment              (293)        (1,044)
  Purchase of life insurance                              (5,000)            --
                                                        --------       --------

     Net cash used in investing activities                (9,888)        (1,609)
                                                        --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                11,107          4,982
  Net decrease in short-term borrowings                       --         (5,300)
  Cash dividends and cash paid for fractional shares        (933)        (2,022)
  Purchase of treasury stock                                (385)        (1,111)
  Stock issued for dividend reinvestment and
    employee purchase plan                                   206            197
                                                        --------       --------

    Net cash provided used in financing activities         9,995         (3,254)
                                                        --------       --------

      Increase (decrease) in cash and cash equivalents     2,348         (2,777)

CASH AND CASH EQUIVALENTS:
  Beginning                                               15,697         16,034
                                                        --------       --------

  Ending                                                $ 18,045       $ 13,257
                                                        ========       ========

CASH PAYMENTS FOR:
  Interest                                              $  6,111       $  5,707
                                                        ========       ========


  Income Taxes                                          $    675       $    765
                                                        ========       ========

                                                                              7.
NOTE A  - Basis of Presentation

The financial information includes the accounts of the Juniata Valley Financial Corp. and its wholly owned subsidiary, The Juniata Valley Bank. All significant intercompany accounts and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the six-month period ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in Juniata Valley Financial Corp. annual report on Form 10-K for the year ended December 31, 2000.

NOTE B  - Accounting Standards

The Financial Accounting Standards Board issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", in September 2000. This statement replaces SFAS No. 125 of the same name. It revises the standards of securitization and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of the provisions of SFAS No. 125 without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The statement is effective for fiscal year ended December 15, 2000. This statement is to be applied prospectively with certain exceptions. Other than these exceptions, earlier or retroactive application of its accounting provision is not permitted.

In July of 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets".

Statement No. 141 requires all business combinations to be accounted for using the purchase method of accounting as use of the pooling-of-interests method is prohibited. In addition, this Statement requires that negative goodwill that exists after the basis of certain acquired assets is reduced to zero should be recognized as an extraordinary gain. The provisions of this Statement apply to all business combinations initiated after June 30, 2001.

Statement No. 142 prescribes that goodwill associated with a business combination and intangible assets with an indefinite useful life should not be amortized but should be tested for impairment at least annually. The Statement requires intangibles that are separable from goodwill and that have a determinable useful life to be amortized over the determinable useful life. The provisions of this Statement will become effective for the Bank in January of 2002. Upon adoption of this statement, goodwill and other intangible assets arising from acquisitions completed before July 1, 2001 should be accounted for in accordance with the provisions of this statement. This transition provision could require a reclassification of a previously separately recognized intangible to goodwill and vice versa if the intangibles in question do not meet the new criteria for classification as a separately recognizable intangible.

Adoption of these statements is not expected to have a material impact on the Bank's financial condition or results of operations.

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

The components of other comprehensive income and related tax effects are as follows:

                                                        Six Months Ended June 30
                                                          2001           2000
                                                          ----           ----
                                                            (In thousands)

Unrealized holding gains (losses)
  on available for sale securities                      $  257         $ (164)

Less classification adjustment for
  gains realized in income                                  --             --
                                                        ------         ------

Net unrealized gains (losses)                              257           (164)

Tax effect                                                  88            (56)
                                                        ------         ------

  Net of tax amount                                     $  169         $ (108)
                                                        ======         ======

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

Financial Condition:

Total assets of Juniata Valley Financial Corp. totaled $347,458,000 as of June 30, 2001, an increase of $12,544,000 or 3.75% from December 31, 2000. This increase is a result of the increase in deposits of $11,107,000. These deposits were used to fund loan demand of $5,250,000 and bank owned life insurance of $5,000,000, to fund directors' retirement and salary continuation plan for key employees. Because the Federal Reserve lowered interest rates by 225 basis points from January to June 30, 2001 proceeds from called and matured securities were $20,809,000; however the bank was able to purchase securities of $20,154,000 that fit investment policy guidelines. Loan demand in 2001 has not been as strong as the loan demand in 2000. Some of this decrease in demand between 2000 and 2001 can be attributed to consumers uncertainty of the market place and their reluctance to take on more debt. All of this resulted in an increase in cash and cash equivalents of $2,348,000.

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

Results of Operations:

Interest income increased $442,000 or 3.67% for the first six months of 2001 over 2000. For the quarter the increase was $78,000 or 1.28%. The increase came from interest income on loans.

The increase in loan income for six months was $861,000. Interest income on securities have declined $641,000 for the six month period ended June 30, 2001. This decline can be attributed to both the dollar amount in the investment portfolio and the lower rates being offered on securities purchased versus rates on called and matured securities. The increase of $222,000 for six months in interest income on other can be attributed to federal funds sold. Interest expense increased by $482,000 or 8.51% for the first six months of 2001 and $193,000 or 6.70% for the quarter. Interest income and expense for the first six months ended June 30, 2001, versus 2000, are reflective of an increase of both interest earning assets and interest bearing liabilities even though overall rates offered and paid in 2001 versus 2000 were lower. This resulted in a decrease in net interest income of $40,000 or .63% for the six months ended June 30, 2001 and $115,000 or 3.58% for the quarter.

Because of the increase in loans, management has decided to increase the loan loss provision. The increase in the provision is not reflective of a decline in underwriting standards or potential problem loans. Management feels the local economy is not softening and loan growth should continue throughout 2001.

Other income has increased $261,000 or 39.07% for the first six months and $224,000 or 66.08% for the quarter in 2001 over 2000. Trust department income has increased $23,000, customer service fees have increased $49,000 and other income has increased $189,000. The increase in trust department income is a result of the settlement of four estates. The increase in customer service fees is a result of higher transaction volume as opposed to an increase in fees. The other category increase can be attributed to a bank owned life insurance policy put into place in March of 2001 which added $126,000, an increase in mutual fund commissions of $10,000 and a $10,000 increase on debit card fees.

Other expenses increased $224,000 or 5.49% for the six months and $122,000 or 6.03% for the quarter ended June 30, 2001. The $47,000 decrease in salary and wages for the six months ended June 30, 2001, compared to 2000, can be attributed to a decrease of seven full time equivalents. The $49,000 increase in employee benefits is reflective of increases in costs as opposed to additional benefits. The $32,000 increase in occupancy is a result of snow removal in 2001 that did not occur in 2000. The $124,000 increase in equipment cost is from the purchase of additional equipment for the operation center and maintenance of the equipment. The $38,000 increase in director's fees is from a retirement plan put into place in 2001. The $17,000 increase in taxes, other than income is an increase in Pennsylvania Bank Shares Tax. The decrease in federal income taxes is due to a tax favored treatment of the bank owned life insurance plan.

All of these factors combined have contributed to an increase in net income of $112,000 or 5.24% for the six months and $51,000 or 4.60% for the quarter ended June 30, 2001.

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

Principal sources of asset liquidity are provided by securities maturing in one year or less and other short-term investments such as Federal Funds sold and cash and due from banks. Liability liquidity, which is more difficult to measure, can be met by attracting deposits and maintaining the core deposit base. The Corporation joined the Federal Home Loan Bank of Pittsburgh in August of 1993 for the purpose of providing short-term liquidity when other sources are unable to fill these needs.

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

As of June 30, 2001, the Corporation had a six-month negative gap of $13,903,000. Generally a liability sensitive position indicates that more liabilities than assets are expected to reprice within the time period and that falling interest rates could positively affect net interest income while rising interest rates could negatively affect net interest income. However, the traditional analysis does not accurately reflect the Bank's interest rate sensitivity since the rates on core deposits generally do not change as quickly as market rates. Historically net interest income has, in fact, not been subject to the degree of sensitivity indicated by the traditional analysis at The Juniata Valley Bank.

Capital Adequacy:

The Bank's regulatory capital ratios for the periods presented are as follows:

Risk Weighted Assets Ratio:

                                               Actual                                   Required
                                               ------                                   --------
                                    June 30,          December 31,             June 30,       December 31,
                                      2001               2000                    2001            2000
                                      ----               ----                    ----            ----
TIER I                                18.22%             18.46%                  4.0%            4.0%
TIER I & II                           19.31%             19.59%                  8.0%            8.0%


Total Assets Leveraged Ratio:

TIER I                                12.34%             12.30%                  4.0%            4.0%

At June 30, 2001, the Corporation and the Bank exceed the regulatory requirements to be considered a "well capitalized" financial institution.

Quantitative and Qualitative Disclosures About Market Risk:

Although there has been a 225 basis point downward movement by the Federal Reserve in the discount rate, the bank has not been able to quantify the market risk from this move. There have been no material changes in the Corporation's exposure to market risk. Please refer to the Annual Report on form 10-K as of December 31, 2000.

Part II.              Other Information

     Item 1.          Legal Proceedings
                      None

     Item 2.          Changes in Securities
                      None

     Item 3.          Defaults Upon Senior Securities
                      Not applicable

     Item 4.          Submission of Matters to a Vote of Security Holders
                      None

     Item 5.          Other information
                      None

     Item 6.          Exhibits
                      None

                      Form 8-K
                      None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  Juniata Valley Financial Corp.
     (Registrant)

Date                                          By
    ------------------------------------         ------------------------------
                                                 Francis J. Evanitsky, President



Date                                          By
    -----------------------------------          -------------------------------
                                                 Linda L. Engle, Treasurer