Form 10-Q
period 2001-09-30
JUNIATA VALLEY FINANCIAL CORP
filed 2001-11-13
CIK 714712

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended September 30, 2001
                               ------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                          to
                               ------------------------     -------------------

Commission File Number                       2-81699
                       --------------------------------------------------------

                         Juniata Valley Financial Corp.
 ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Pennsylvania                                 23-2235254
  -----------------------------------------------------------------------------
  (State or other jurisdiction of                    (I.R.S.Employer
   incorporation or organization)                  Identification No.)

Bridge and Main Streets, Mifflintown, Pennsylvania               17059
-------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

                                 (717) 436-8211
 ------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

            Class                      Outstanding as of September 30, 2001
-----------------------------------------------------------------------------
  Common Stock ($1.00 par value)                 2,368,945 shares

                 JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
                 ---------------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                     ASSETS
                                     ------


                                                  September  30,   December 31,
                                                       2001            2000
                                                       ----            ----
                                                          (In thousands)

                                                   (Unaudited)

Cash and due from banks                              $   9,226      $  10,621
Interest-bearing deposits with banks                       682            676
Federal Funds Sold                                       6,200          4,400
                                                     ---------      ---------

   Total cash and cash equivalents                      16,108         15,697

Securities available for sale                           49,874         33,146
Securities held to maturity, fair value
    $39,607 and $50,967, respectively                   38,676         51,240
Federal Home Loan Bank stock                             1,208          1,185
Loans receivable net of allowance for loan
   losses $2,547 and $2,497, respectively              228,212        219,819
Bank premises and equipment, net                         6,078          5,992
Bank-owned life insurance                                6,701          1,462
Accrued interest receivable and other assets             6,721          6,373
                                                     ---------      ---------

       TOTAL ASSETS                                  $ 353,578      $ 334,914
                                                     =========      =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Liabilities:
   Deposits:
      Non-interest bearing                           $  35,242      $  33,893
      Interest bearing                                 267,283        253,327
                                                     ---------      ---------

     Total deposits                                    302,525        287,220

Accrued interest payable
   and other liabilities                                 5,277          4,612
                                                     ---------      ---------

     Total liabilities                                 307,802        291,832
                                                     ---------      ---------

Stockholders' Equity:
   Preferred stock, no par value; 500,000 shares
     authorized; no shares issued or outstanding            --             --
   Common stock, par value $1.00 per share;
     authorized 20,000,000 shares;  issued 2001
     2,372,945 and 2000 2,332,058 shares                 2,373          2,332
   Surplus                                              20,222         20,398
   Retained earnings
                                                        22,379         25,117
   Treasury stock, at cost 2001 4,000 shares;
     2000 167,110 shares                                  (112)        (5,132)
   Accumulated other comprehensive income                  914            367
                                                     ---------      ---------

     Total stockholders' equity                         45,776         43,082
                                                     ---------      ---------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 353,578      $ 334,914
                                                     =========      =========

                                                                              3.

                 JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
                 ---------------------------------------------
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
                                  (Unaudited)


                                    For the Quarter Ended       For Nine Months Ended
                                    ---------------------       ---------------------
                                 September 30, September 30,   September 30, September 30,
                                      2001         2000             2001         2000
                                      ----         ----             ----         ----
                                       (In thousands, except per share amount)

INTEREST INCOME:
   Loans receivable                $    4,992   $    4,923      $   15,130   $   14,200
   Taxable securities                     714          801           1,961        2,519
   Tax-exempt securities                  397          429           1,177        1,380
   Other                                   89          117             406          174
                                   ----------   ----------      ----------   ----------
     Total interest income              6,192        6,270          18,674       18,273

INTEREST EXPENSE
   Deposits                             3,029        3,065           9,175        8,729
                                   ----------   ----------      ----------   ----------
     Net interest income                3,163        3,205           9,499        9,544

PROVISION FOR LOAN LOSSES                  60           45             180          135
                                   ----------   ----------      ----------   ----------
     Net interest income, after
       provision for loan losses        3,103        3,160           9,319        9,409
                                   ----------   ----------      ----------   ----------
OTHER INCOME:
   Trust department                       125           70             348          270
   Customer service fees                  153          140             465          402
   Other                                  231          113             626          357
                                   ----------   ----------      ----------   ----------
     Total other income                   509          323           1,439        1,029
                                   ----------   ----------      ----------   ----------
OTHER EXPENSES:
   Salaries and wages                     873          912           2,636        2,723
   Employee benefits                      283          275             887          830
   Occupancy                              143          122             411          358
   Equipment                              293          232             893          708
   Director compensation                   99           76             282          222
   Taxes, other than income               121          120             364          345
   Other                                  326          288             970          920
                                   ----------   ----------      ----------   ----------
     Total other expenses               2,138        2,025           6,443        6,106
                                   ----------   ----------      ----------   ----------
INCOME BEFORE INCOME TAXES              1,474        1,458           4,315        4,332

FEDERAL INCOME TAXES                      352          336             943        1,072
                                   ----------   ----------      ----------   ----------
   Net income                      $    1,122   $    1,122      $    3,372   $    3,260
                                   ==========   ==========      ==========   ==========
   Basic earnings per share        $      .47   $      .47      $     1.42   $     1.34
                                   ==========   ==========      ==========   ==========
   Weighted average number of
     shares outstanding             2,371,249    2,410,036       2,370,855    2,430,936
                                    =========    =========       =========    =========


                                                                              4.

                  JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
                  ---------------------------------------------
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 ----------------------------------------------
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                  --------------------------------------------

                                  (Unaudited)
                                                                                 Accumulated
                                                                                    Other
                                      Common                Retained  Treasury  Comprehensive
                                      Stock     Surplus     Earnings    Stock       Income      Total
                                      -----     -------     --------    -----       ------      -----

                                                                  (In thousands)


BALANCE,
  December 31, 2000                  $ 2,332    $ 20,398    $ 25,117   $(5,132)     $  367    $ 43,082
                                                                                              --------

Net income for the
  nine months ended
  September 30, 2001                      --          --       3,372        --          --       3,372

Change in unrealized
  gains (losses) on
  securities available
  for sale, net of
  reclassification
  adjustment and tax
  effects                                 --          --          --        --         547         547
                                                                                              --------


    Total Comprehensive Income                                                                   3,919
                                                                                              --------
Cash dividends, $.39 per share            --          --        (922)       --          --        (922)

Stock issued under dividend
  reinvestment plan                        7         166          --        --          --         173

Stock issued under employee
  stock purchase plan                      2          30          --        --          --          32

10% Stock dividend                        32        (372)     (5,188)    5,517          --         (11)

Treasury stock acquired                   --          --          --      (497)         --        (497)
                                     -------    --------    --------   -------      ------    --------

Balance September 30, 2001           $ 2,373    $ 20,222    $ 22,379   $  (112)     $  914    $ 45,776
                                     =======    ========    ========   =======      ======    ========


                                                                              5.

                  JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
                  ---------------------------------------------
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 ----------------------------------------------
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                  --------------------------------------------

                                  (Unaudited)
                                                                                 Accumulated
                                                                                    Other
                                      Common                Retained  Treasury  Comprehensive
                                      Stock     Surplus     Earnings    Stock       Income      Total
                                      -----     -------     --------    -----       ------      -----

                                                                  (In thousands)



BALANCE,
  December 31, 1999                  $ 2,332    $ 20,559    $ 23,665   $(3,403)     $  102    $ 43,255
                                                                                              --------
Net income for the
  nine months ended
  September 30, 2000                      --          --       3,260        --          --       3,260

Change in unrealized
  gains (losses) on
  securities available
  for sale, net of
  reclassification
  adjustment and tax
  effects                                 --          --          --        --          64          64
                                                                                              --------


    Total Comprehensive Income                                                                   3,324
                                                                                              --------

Treasury stock acquired                   --          --          --    (1,812)         --      (1,812)

Treasury stock issued for
  dividend reinvestment plan
  (7,516 shares)                          --         (77)         --       272          --         195

Treasury stock issued for
  employee stock purchase
  plan (39 shares)                        --          --          --         2          --           2

Cash dividends, $.82 per share            --          --      (2,022)       --          --      (2,022)
                                     -------    --------    --------   -------      ------    --------

Balance September 30, 2000           $ 2,332    $ 20,482    $ 24,903   $(4,941)     $  166    $ 42,942
                                     =======    ========    ========   =======      ======    ========


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

                                                            For the Nine Months Ended
                                                            -------------------------
                                                         September 30,     September 30,
                                                             2001               2000
                                                         -------------     -------------
                                                                 (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                              $  3,372           $  3,260
   Adjustments to reconcile net income to net
     cash provided by operating activities:
   Provision for loan losses                                    180                135
   Provision for depreciation                                   284                237
   Net amortization on securities premium                       146                138
   Deferred directors' fees and supplemental
     retirement plan expense                                    332                192
   Earnings on life insurance                                  (238)               (56)
   Payment of deferred compensation                            (211)              (129)
   Deferred income taxes                                       (107)               (53)
   Increase in accrued interest receivable and
     other assets                                              (379)              (471)
   Increase in interest payable and other liabilities           399                124
                                                           --------           --------
        Net cash provided by operating activities             3,778              3,377
                                                           --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of available for sale securities               (28,655)              (861)
   Proceeds from maturities of and principal
     repayments on available for sale securities             12,664              8,932
   Purchases of held to maturity securities                      --               (701)
   Proceeds from maturities of and principal
     repayments on held to maturity securities               12,488              6,401
   Net increase in loans receivable                          (8,574)           (12,986)
   Net purchases of bank premises and equipment                (369)            (2,167)
   Purchase of life insurance                                (5,000)                --
                                                           --------           --------

        Net cash used in investing activities               (17,446)            (1,382)
                                                           --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits                                  15,304              5,340
   Net decrease in short-term borrowings                         --             (5,300)
   Cash dividends and cash paid for fractional shares          (933)            (2,022)
   Purchase of treasury stock                                  (497)            (1,812)
Stock issued for dividend reinvestment and employee
     stock purchase plan                                        205                197
                                                           --------           --------

        Net cash provided used in financing activities       14,079             (3,597)
                                                           --------           --------
        Increase (decrease) in cash and cash equivalents        411             (1,602)

CASH AND CASH EQUIVALENTS:
   Beginning                                                 15,697             16,034
                                                           --------           --------
   Ending                                                  $ 16,108           $ 14,432
                                                           ========           ========

CASH PAYMENTS FOR:
   Interest                                                $  9,115           $  8,746
                                                           ========           ========
   Income Taxes                                            $    675           $  1,140
                                                           ========           ========


NOTE A - Basis of Presentation

The financial information includes the accounts of the Juniata Valley Financial Corp. and its wholly owned subsidiary, The Juniata Valley Bank. All significant intercompany accounts and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the nine-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in Juniata Valley Financial Corp. annual report on Form 10-K for the year ended December 31, 2000.


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

In June of 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets".

Statement No. 141 requires all business combinations to be accounted for using the purchase method of accounting as use of the pooling of interests method is prohibited. In addition, this Statement requires that negative goodwill that exists after the basis of certain acquired assets is reduced to zero should be recognized as an extraordinary gain. The provisions of this Statement apply to all business combinations initiated after June 30, 2001.

Statement No. 142 prescribes that goodwill associated with a business combination and intangible assets with an indefinite useful life should not be amortized but should be tested for impairment at least annually. The Statement requires intangibles that are separable from goodwill and that have a determinable useful life to be amortized over the determinable useful life. The provisions of this Statement will become effective for the Bank in January of 2002. Upon adoption of this Statement, goodwill and other intangible assets arising from acquisitions completed before July 1, 2001 should be accounted for in accordance with the provisions of this Statement. This transition provision could require classification of a previously separately recognized intangible to goodwill and vice versa if the intangibles in question do not meet the new criteria for classification as a separately recognizable intangible.

In July of 2001, the Financial Accounting Standards Board issued Statement No. 143, "Accounting for Asset Retirement Obligations", which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement will become effective for the Bank on January 1, 2003.

The Financial Accounting Standards Board issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", in August 2001. This Statement supersedes Statement No. 121 of the same name and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the disposal of a segment of a business". This Statement also amends ARB 51, "Consolidated Financial Statements". Because Statement No. 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under Opinion 30, two accounting models existed for long-lived assets to be disposed of . The Board decided to establish a single accounting model, based on the framework established in Statement No. 121, for long-lived assets to be disposed of as a sale.

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


Financial Condition:

Total assets of Juniata Valley Financial Corp. totaled $353,578,000 as of September 30, 2001, an increase of $18,664,000 or 5.57% from December 31, 2000. This increase is a result of the increase in deposits of $15,304,000. These deposits were used to fund loan demand of $8,574,000 and bank owned life insurance of $5,000,000 to fund directors' retirement and a salary continuation plan for key employees. Because the Federal Reserve lowered interest rates by 350 basis points from January to September 30, 2001 proceeds from called and matured securities were $25,152,000; however the bank was able to purchase securities of $28,655,000 that fit investment policy guidelines. Loan demand in 2001 has not been as strong as the loan demand in 2000. Some of this decrease in demand between 2000 and 2001 can be attributed to consumers uncertainty of the market place and their reluctance to take on more debt. All of this resulted in an increase in cash and cash equivalents of $411,000.

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

Results of Operations:

Interest income increased $401,000 or 2.19% for the first nine months of 2001 over 2000. For the quarter there was a decrease of $78,000 or 1.24%. The increase for nine months came from interest income on loans. The increase in loan income for nine months was $930,000. Interest income on securities has declined $761,000 for the nine month period ended September 30, 2001. This decline can be attributed to the lower rates being offered on securities purchased versus rates on called and matured securities. The increase of $232,000 for nine months in interest income on other can be attributed to the dollar amount of federal funds sold in 2001 versus 2000. Interest expense increased by $446,000 or 5.11% for the first nine months of 2001; however there was a decrease of $36,000 or 1.17% for the quarter. Interest income and expense for the first nine months ended September 30, 2001, versus 2000, are reflective of an increase of both interest earning assets and interest bearing liabilities even though overall rates offered and paid in 2001 versus 2000 were lower. The numbers presented for the quarter reflect the declining interest rate environment for both interest earning assets and interest bearing liabilities. This resulted in a decrease in net interest income of $45,000 or .47% for the nine months ended September 30, 2001 and $42,000 or 1.31% for the quarter.

The increase in the allowance for loan losses is based upon quarterly loan portfolio reviews by management and a committee of the Board. The purpose of the review is to assess loan quality, identify impaired loans, analyze delinquencies, ascertain loan growth, evaluate potential charge-offs and recoveries and assess general economic conditions in the market served. Net charge-offs at September 30, 2001 were $130,000 compared to $67,000 at September 30, 2000. Past due and nonaccrual loans at September 30, 2001 were $3,684,000. At September 30, 2000, this amount for past due and non-accrual loans was $2,721,000. Depending upon the state of the economy and the impact thereon to these borrowers, these loans and others not currently so identified could be classified as non-performing assets in the future. The increase in the provision is not reflective of a decline in underwriting standards or potential problem loans.

Other income has increased $410,000 or 39.84% for the first nine months and $186,000 or 57.59% for the quarter in 2001 over 2000. Trust department income has increased $78,000, customer service fees have increased $63,000 and other income has increased $269,000. The increase in trust department income is a result of the settlement of six estates. The increase in customer service fees is a result of higher transaction volume as opposed to an increase in fees. The other category increase can be attributed to a bank owned life insurance policy put into place in March of 2001 which added $182,000, and an increase in mutual fund commissions of $64,000.

Other expenses increased $337,000 or 5.52% for the nine months and $113,000 or 5.58% for the quarter ended September 30, 2001. The $87,000 decrease in salary and wages for the nine months ended September 30, 2001 compared to 2000, can be attributed to a decrease of five full time equivalents. The $57,000 increase in employee benefits is reflective of increases in costs as opposed to additional benefits. The $53,000 increase in occupancy is a result of increased costs for the financial center that was occupied in December 2000. The $185,000 increase in equipment cost is from the purchase of additional equipment for the operations center and maintenance of the equipment. The $60,000 increase in director's fees is from a retirement plan put into place in 2001 which is funded by the bank owned life insurance mentioned above. The $19,000 increase in taxes, other than income is an increase in Pennsylvania Bank Shares Tax. The $50,000 increase in other expenses can be attributed to the outsourcing of the internal audit and loan review function. The decrease in federal income taxes is due to the tax favored treatment of the bank owned life insurance plan.

All of these factors combined have contributed to an increase in net income of $112,000 or 3.44% for the nine months and no change in the quarter ended September 30, 2001.

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

As of September 30, 2001, the Corporation had a six-month negative gap of $25,012,000. Generally a liability sensitive position indicates that more liabilities than assets are expected to reprice within the time period and that falling interest rates could positively affect net interest income while rising interest rates could negatively affect net interest income. However, the traditional analysis does not accurately reflect the Bank's interest rate sensitivity since the rates on core deposits generally do not change as quickly as market rates. Historically net interest income has, in fact, not been subject to the degree of sensitivity indicated by the traditional analysis at The Juniata Valley Bank.


Capital Adequacy:

The Bank's regulatory capital ratios for the periods presented are as follows:

Risk Weighted Assets Ratio:


                                            Actual                      Required
                                            ------                      --------
                                  September 30,  December 31,  September 30,  December 31,
                                      2001           2000         2001             2000
                                  -------------  ------------  -------------  ------------


TIER I                               17.92%         18.46%        4.0%             4.0%
TIER I & II                          19.00%         19.59%        8.0%             8.0%

Total Assets Leveraged Ratio:

TIER I                               12.09%         12.30%        4.0%             4.0%


At September 30, 2001, the Corporation and the Bank exceed the regulatory requirements to be considered a "well capitalized" financial institution.

Quantitative and Qualitative Disclosures About Market Risk:

As mentioned earlier from January 1, 2001 to September 30, 2001, the Federal Reserve has lowered the federal funds rate eight times by 350 basis points. We are currently in the lowest interest rate environment in 40 years. Net interest margin for the Bank was 4.06% at December 31, 2000 and decreased to 3.93% at September 30, 2001. Because of the extent to which rates have declined this year, the Bank has become more sensitive to future rate declines and expects added compression of the net interest margin. Currently, the Bank has 30.18% of its deposits in NOW, money market and savings accounts, which it considers core deposits. These type of interest bearing deposit accounts carry lower rates relative to other types of deposits. Because of this, these accounts have contributed significantly to the net interest margin. However, there is an ultimate floor to which the rates on these accounts can fall. Under current conditions, the ability to further decrease these deposits rates while loan and other earning assets continue to drop and re-price at lower rates will result in further compression of the net interest margin. The added risk in this interest rate environment is that as the rates on the core deposits bottom-out, investors could migrate to other types of accounts paying higher rates. The last financial simulation performed by the Bank as of June 30, 2001, showed a possible decline in net interest income of $382,000 in a -200 basis point rate shock over a one year period. This reflected a change in the assumptions that the rates on NOW and savings account would remain constant in a +/-200 basis point rate shock. The Bank has actually reduced these rates since June 30, 2001, which should help to mitigate the impact on the net interest margin. The net interest income at risk position remains within the guidelines established by the Bank's asset/liability policy. The Bank continues to monitor and manage its rate sensitivity during these unusual times.

No material change has been noted in the Bank's equity value at risk. Please refer to the Annual Report on Form 10-K as of December 31, 2000 for further discussion of this matter.

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

                                         Juniata Valley Financial Corp.
         (Registrant)

Date                                    By
     ---------------------------           ------------------------------------
                                            Francis J. Evanitsky, President


Date                                    By
     ----------------------------          ------------------------------------
                                            Linda L. Engle, Treasurer