Form 10-K
period 2001-12-31
JUNIATA VALLEY FINANCIAL CORP
filed 2002-03-22
CIK 714712

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

 For the Fiscal Year Ended December 31, 2001     Commission File Number 0-13232

                         JUNIATA VALLEY FINANCIAL CORP.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

           Pennsylvania                               23-2235254
           ------------                               ----------
  (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)               Identification Number)

    Bridge & Main Streets, PO Box 66, Mifflintown, PA        17059-0066
    --------------------------------------------------------------------
         (Address or principal executive offices)            (Zip Code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of January 31, 2002.

                   Common Stock, $1.00 Par Value - $66,241,800
                   -------------------------------------------

Indicate the number of shares outstanding of each issuer's classes of common stock, as of January 31, 2002.

                     Common Stock, $1.00 Par Value 2,349,000
                     ---------------------------------------

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Annual Report to Shareholders for the year ended December 31, 2001, are incorporated by reference into Parts I, II and III.

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held April 16, 2002, are incorporated by reference into Part III.

PART I

ITEM 1.    BUSINESS

           Incorporated by reference are the data appearing on Pages 7 through 14 of the 2001 Annual Report.

ITEM 2.    PROPERTIES

           The physical properties of the Corporation are all owned or leased by the Bank.

           The Bank owns the buildings located at: Bridge and Main Streets, Mifflintown, Pennsylvania (its corporate headquarters); Butcher Shop Road, Mifflintown, Pennsylvania (financial center); 301 Market Street, Port Royal, Pennsylvania; corner of Main and School Streets, McAlisterville, Pennsylvania; Four North Market Street, Millerstown, Pennsylvania; Main Street, Blairs Mills, Pennsylvania; Monument Square, Lewistown, Pennsylvania; Route 322 Reedsville, Pennsylvania; 100 East Market Street, Lewistown, Pennsylvania; 100 West Water Street, Lewistown, Pennsylvania; 302 South Logan Boulevard, Burnham, Pennsylvania. In addition thereto, the Bank leases three offices. One, in the Shopping Plaza located on Legislative Route 31, Mifflintown, Pennsylvania, which lease with extension expires in 2007. One is located in the Wal-Mart Supercenter, Lewistown, Pennsylvania, which expires in October 2006, and one is a loan production office located at 1525 Science Street, State College, Pennsylvania, which renews month to month. All of the buildings used by the Bank are freestanding and are used exclusively for banking purposes.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None


PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
           MATTERS

           Incorporated by reference are the data appearing on page 2 of the 2001 Annual Report.

ITEM 6.           SELECTED FINANCIAL DATA

           Incorporated by reference are the data appearing on Page 16 of the 2001 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           Incorporated by reference are the data appearing on Pages 17 through 32 of the 2001 Annual Report.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           Incorporated by reference are the data under the caption "Market Rate Risk" appearing on Pages 27 through 30 of the 2001 Annual Report.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           Incorporated by reference are the financial statements and notes on Pages 33 through 55 of the 2001 Annual Report and the Quarterly Results of Operations on Page 15 of the 2001 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None


PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           Incorporated by reference is information appearing under the captions "Election of Directors of JVF" and "Management of JVF and the Bank" in the Proxy Statement.

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

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           Incorporated by reference is the information pertaining to transactions with directors and officers of the Bank within the footnote "Transactions with Executive Officers and Directors: on Page 50 of the 2001 Annual Report.

PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


           (a) 1.   Financial Statements

                    The Consolidated Financial Statements of Juniata Valley Financial Corp., as included in the 2001 Annual Report to Shareholders, are incorporated in this report by reference.

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

                   JUNIATA VALLEY FINANCIAL CORP. (REGISTRANT)
                              Date: March 19, 2002


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


     -------------------------                   -------------------------
     Ronald H. Witherite                         Joe E. Benner
     Vice Chairman, Secretary                    Director
     Date:  March 19, 2002                       Date:  March 19, 2002



     -------------------------                   -------------------------
     Jan G. Snedeker                             A. Jerome Cook
     Director                                    Director
     Date:  March 19, 2002                       Date:  March 19, 2002



     -------------------------                   -------------------------
     Don E. Haubert                              Martin L. Dreibelbis
     Director                                    Chairman
     Date:  March 19, 2002                       Date:  March 19, 2002



     -------------------------                   -------------------------
     John A. Renninger                           Dale G. Nace
     Director                                    Director
     Date:  March 19, 2002                       Date:  March 19, 2002


     -------------------------                   -------------------------
     Francis J. Evanitsky                        Harold B. Shearer
     President & CEO                             Director
     Date:  March 19, 2002                       Date:  March 19, 2002

     -------------------------                   -------------------------
     Philip E. Gingrich Jr.                      Charles L. Hershberger
     Director                                    Director
     Date:  March 19, 2002                       Date:  March 19, 2002



     -------------------------                   -------------------------
     Marshall L. Hartman                         Robert K. Metz, Jr.
     Director                                    Director
     Date:  March 19, 2002                       Date:  March 19, 2002



     -------------------------                   -------------------------
     Timothy I. Havice                           Richard M. Scanlon, DMD
     Director                                    Director
     Date:  March 19, 2002                       Date:  March 19, 2002



     -------------------------
     Linda L. Engle
     Chief Financial Officer
     Chief Accounting Officer
     Date:  March 19, 2002

         JUNIATA VALLEY FINANCIAL CORP. AND ITS WHOLLY-OWNED SUBSIDIARY,
                             THE JUNIATA VALLEY BANK
                                DECEMBER 31, 2001




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


                                    CONTENTS


                                                                                                 Page
Stock, Dividend and Broker Information------------------------------------------------------------ 2
Letter to Shareholders---------------------------------------------------------------------------- 3
Corporation Officers and Directors---------------------------------------------------------------- 4
Advisory Board Members---------------------------------------------------------------------------- 5
Bank Officers------------------------------------------------------------------------------------- 6
Business--------------------------------------------------------------------------------------7 - 15
Financial Highlights------------------------------------------------------------------------------16
Management's Discussion and Analysis of Financial Condition and Results of Operations--------17 - 32
Report of Independent Auditors--------------------------------------------------------------------33
Financial Statements:
   Consolidated Balance Sheets--------------------------------------------------------------------34
   Consolidated Statements of Income--------------------------------------------------------------35
   Consolidated Statements of Stockholders' Equity------------------------------------------------36
   Consolidated Statements of Cash Flows----------------------------------------------------------37
   Notes to Consolidated Financial Statements------------------------------------------------38 - 55


STOCK, DIVIDEND AND BROKER INFORMATION

Common stock issued by Juniata Valley Financial Corp. is quoted under the symbol "JUVF" on the over-the-counter ("OTC") Electronic Bulletin Board, an automated quotation service, made available through, and governed by, the NASDAQ system.

Prices presented in the table below are bid prices between broker-dealers which do not include retail mark-ups or mark-downs or any commission to the broker-dealer. The published bid prices do not necessarily reflect prices in actual transactions. Cash dividends paid for 2001 and 2000 are provided in the table below. 2001 Dividends Quarter High Low per share

                 2001                                     2000
                 ----                                     ----
                             Dividends                                Dividends
Quarter    High       Low    per share    Quarter    High      Low    per share
-------    ----       ---    ---------    -------    ----      ---    ---------
First     $23.17    $22.72                First     $30.00   $28.12     $.45
Second     26.75     23.17     $.39       Second     28.12    24.75      .37
Third      28.90     26.75                Third      24.75    23.40
Fourth     29.00     28.10      .41       Fourth     23.40    22.50      .39


     For further information, we refer you to:

Ferris Baker Watts, Inc.
100 Light Street
Baltimore, MD  21202
(800) 638-7411

F.J. Morrissey & Co., Inc.
1700 Market St., Suite 1420
Philadelphia, PA  19103-3913
(800) 842-8928

Ryan, Beck & Co.
150 Monument Road, Suite 106
Bala Cynwyd, PA  19004
(800) 223-8969

Janney, Montgomery, Scott, Inc.
48 E. Market St., P.O. Box 2246
York, PA  17405-2246
(717) 845-5611



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

                               Ms. Linda L. Engle
                         Juniata Valley Financial Corp.
                                   P.O. Box 66
                              Mifflintown, PA 17059


DIVIDEND DIRECT DEPOSIT PROGRAM

Juniata Valley Financial Corp. now offers a dividend direct deposit program whereby shareholders with registered stock in their own names may choose to have their dividends deposited directly into the bank account of their choice on dividend payment date. Information concerning this optional program is available by calling (717) 436-8211 or writing to:

                               Ms. Linda L. Engle
                         Juniata Valley Financial Corp.
                                   P.O. Box 66
                              Mifflintown, PA 17059

                   [JUNIATA VALLEY LETTERHEAD GRAPHIC OMITTED]



To Our Shareholders,

     An uncertain economy, a volatile stock market, eleven short term interest rate reductions, and the horrific events of September 11 were just some of the challenges faced by our industry in the year 2001. In addition to these challenges, the year also provided your Bank with the opportunity to continue to develop our goal of becoming a one stop provider of financial services.

     The development of a new deposit product, enhancements to existing products, and the overwhelming success of our alternative investment program are just a few examples of our improvement in our quest to become a one stop provider of financial services.

     In September we installed our seventh ATM. This ATM is a drive-up ATM located at our Mt. View Office. This machine provides our customers access to cash at a very convenient location. Initial usage results at this machine during the 4th quarter of 2001 were very encouraging.
     In November we opened a Loan Production Office in State College. We have an opportunity to grow our loan portfolio as well as increase our non-interest income by generating good quality loans that correspond to the lending policies and practices of the Bank. Again, the initial results of this venture are very encouraging.
     The year 2001 marked improved performance over 2000 for the Juniata Valley Financial Corp. As a result of improvement in other income, net income increased 5.8% to $4,642,000 from $4,387,000. Increases in other income were realized by increased income from the Trust Division, service fees, bank-owned life insurance, and in certain non-recurring items included in the other income category.
     Total assets increased 6.5% to $356,757,000 from $334,914,000, an increase of $21,843,000. Fueled in part by the uncertain economy, and the volatile stock market, deposits increased 6.4% to $305,468,000 from $287,220,000.
     Although 2001 was a turbulent year, the Bank showed a modest loan growth of 3.7%. This increase brought loan outstandings to a record level of $227,998,000 from $219,819,000.
     As a result of the growth in loans, deposits, and continued improvement in our other income categories, earnings per share increased 8.3% from $1.81 in 2000 to $1.96 in 2001. Additionally, return on average assets (ROAA) improved from 1.31% in 2000 to 1.33% in 2001, and return on average equity (ROAE) improved from 10.42% in 2000 to 10.47% in 2001.
     We would like to take this opportunity to thank John M. "Jack" Wilson for his years of dedicated service to the Bank. Mr. Wilson retired as a director in October 2001. His loyalty and commitment will be missed.
     As always, we would like to thank you, our shareholders, for your continued loyalty and support. Further, we want to assure you that the officers, directors and employees will continue to work diligently to ensure that the Juniata Valley Financial Corp. continues to be a quality financial institution.

                                           Sincerely,



                                           /s/ Francis J. Evanitsky
                                           ------------------------------------
                                           Francis J. Evanitsky
                                           President and CEO

                    JUNIATA VALLEY FINANCIAL CORP. OFFICERS


MARTIN L. DREIBELBIS                                         RONALD H. WITHERITE
Chairman                                                Vice Chairman, Secretary

FRANCIS J. EVANITSKY                                              LINDA L. ENGLE
President                                                              Treasurer


                                            DIRECTORS

JOE E. BENNER                                                                    ROBERT K. METZ, JR.
Owner, Benner Automotive                                 Retired President, Metz Poultry Farms, Inc.

A. JEROME COOK                                                                          DALE G. NACE
Retired President, The Juniata Valley Bank                     Owner, Glenn Nace Plumbing & Heating;
                                                                                    GlenDale Storage
MARTIN L. DREIBELBIS
Chairman, Self-Employed, Petroleum Consultant                                      JOHN A. RENNINGER
                                                                          President, A. D. Renninger
FRANCIS J. EVANITSKY                                                                  Lumber Company
President & CEO, The Juniata Valley Bank
                                                                             RICHARD M. SCANLON, DMD
PHILIP E. GINGERICH, JR.                                                      Self-Employed, Dentist
President, Central Insurers Group, Inc.
                                                                                   HAROLD B. SHEARER
MARSHALL L. HARTMAN                                                   Retired, Self-employed, Farmer
Owner, Traditions, Ltd.
                                                                                     JAN G. SNEDEKER
DON E. HAUBERT                                                     President, Snedeker Oil Co., Inc.
President, Haubert Homes, Inc.
                                                                                 RONALD H. WITHERITE
TIMOTHY I. HAVICE                                                    Owner, Ron's Fruit Market, Inc.
Owner, T.I. Havice, Developer

CHARLES L. HERSHBERGER
President, Hoenstine Funeral Homes, Inc.



      NOTE: Above Directors also comprise the Board of Directors for The Juniata Valley Bank


ADVISORY BOARD MEMBERS

MILLERSTOWN OFFICE                        MONUMENT SQUARE /WAL-MART OFFICES
R. Franklin Campbell                      William H. Bradford
Lowell R. Frantz, C.L.U.                  William R. Carter
Gregory J. Gordon                         Lee Ellen Foose
Gerald M. Lyter                           Sharon Havice
James A. Witmer                           Harry F. Stimely
Gary G. Wright                            Frank A. Zampelli


PORT ROYAL OFFICE                         GARDENVIEW OFFICE
Kim Bomberger                             David B. Esh
Larry B. Cottrill, Jr.                    M. Randall French
Richard J. Junk                           H. Ross Harshbarger
N. Jeffrey Leonard                        Donald R. Hartzler
Dennis A. Long                            Jerry L. Wagner


MCALISTERVILLE OFFICE                     MARKET STREET/WATER STREET OFFICES
Mark Apple                                George W. Anderson
M. Richard Dimm                           Catherine J. Laub
Clair Ehrenzeller                         Susan M. McCartney
Samuel E. Knouse                          J. Neal Shawver
Joseph D. Ritzman                         Steve R. Watson
Richard J. Sankey


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



                        THE JUNIATA VALLEY BANK OFFICERS

           A Wholly-Owned Subsidiary of Juniata Valley Financial Corp.

MIFFLINTOWN OFFICE
    Francis J. Evanitsky-----------------------------------------President & C.E.O.
    Linda L. Engle---------------------------------Executive Vice President, C.F.O.
    Betty D. Ryan--------------------------Vice President, Community Office Manager
    Lou Ann Wilson-------------------------------Vice President, Compliance Officer
    Paul M. Lipka-----------------------Assistant Vice President, Marketing Officer
    Judy R. Robinson--------------------------------------------Executive Secretary
  ADMINISTRATION
    Donald L. Musser---------Sr. Vice President, Community Banking Division Manager
    Pamela S. Eberman--------------------Sr. Vice President, Human Resource Manager
  CONTROLLER
    Kristi J. Burdge-----------------------------------------------------Controller
    Anna Mae Peoples---------------------------Vice President, Assistant Controller
  LOANS
    Edward L. Kauffman--------------------Sr. Vice President, Loan Division Manager
    Robert G. Dillon------------Vice President, Sr. Loan Officer/Collection Manager
    Scott E. Nace-----------------------Vice President, Loan Administration Manager
    David A. Pecht-----------------------Vice President, Secondary Mortgage Manager
    Kurt L. McKinney, Jr.-----------Vice President, Sr. Loan Officer Market Manager
    R. Jack Morgan-----------------------------------------------------Loan Officer
    John B. Zavacky-------------------------------------Loan Administration Officer
  OPERATIONS
    Judy R. Aumiller----------------Sr. Vice President, Operations Division Manager
    Kathy D. Hutchinson-------------Vice President, Data/Deposit Operations Manager
    Deborah A. Sheaffer--------------------------Vice President, Operations Officer
    Sherise Pelizzari------------------Assistant Vice President, Operations Manager
    S. Marlene Hubler-----------------------------------Computer Operations Manager
  TRUST
    James C. Dillman---------------------Sr. Vice President, Trust Division Manager
    Cynthia L. Williams------------------------------ Vice President, Trust Officer
BLAIRS MILLS OFFICE
    C. Roger Searer------------------------Vice President, Community Office Manager
    Wanda K. Rowles----------------------------------------Customer Service Officer
BURNHAM OFFICE
    Leann M. Fisher------------------------Vice President, Community Office Manager
GARDENVIEW OFFICE
    M. Randall French----------------------Vice President, Community Office Manager
    Christine L. Searer------------------------------------Customer Service Officer
MARKET STREET OFFICE
    J. Neal Shawver------------------------Vice President, Community Office Manager
    Susan C. Mayer-----------------------------------------Customer Service Officer
    Winston L. Libby-------------------------------------Financial Services Officer
MCALISTERVILLE OFFICE
    Joseph D. Ritzman----------------------Vice President, Community Office Manager
    Leslie A. Miller---------------------------------------Customer Service Officer
MILLERSTOWN OFFICE
    James A. Witmer------------------------Vice President, Community Office Manager
    Barbara I. Seaman--------------------------------------Customer Service Officer
MONUMENT SQUARE OFFICE
    Lee Ellen Foose------------------------Vice President, Community Office Manager
    Suzanne Booher-----------------------------------------Customer Service Officer
MOUNTAIN VIEW OFFICE
    Brenda A. Brubaker-------------------------------------Community Office Manager
PORT ROYAL OFFICE
    Larry B. Cottrill, Jr.-----------------Vice President, Community Office Manager
    Lona Rae Hawthorne-------------------------------------Customer Service Officer
WAL-MART SUPERCENTER OFFICE
    Christine L. Weyer-------------------------------------Community Office Manager
    Tammy L. Miller----------------------------------------Customer Service Officer
WATER STREET OFFICE
    Catherine J. Laub----------------------Vice President, Community Office Manager


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

The Juniata Valley Bank operates twelve branch banking offices, two trust service offices, and one loan production office. At December 31, 2001, the Bank had 135 full-time equivalent employees. The Bank is engaged in commercial banking and trust business as authorized by the Pennsylvania Banking Code of 1965. This includes accepting time and demand deposits, making secured and unsecured commercial and consumer loans, financing commercial transactions, making construction and mortgage loans, and administering corporate, pension and personal trust services. The Bank provides its services to individuals, corporations, partnerships, associations, municipalities and other governmental bodies. As of December 31, 2001, the Bank had four offices in Juniata County, one office in Perry County, six offices in Mifflin County, one office in Huntingdon County, and a loan production office in Centre County.

COMPETITION

The Bank's principal market area includes all of Mifflin and Juniata Counties, and portions of Perry, Huntingdon, Centre, Franklin and Snyder Counties. There are 15 commercial banks which are headquartered or have branch offices located within the Bank's market area which the Bank considers its primary competitors. Of the 15 commercial banks with operations in the Bank's market area, the Bank ranked third in assets as of December 31, 2001.

Additionally, the Bank has been subjected to competition from non-bank firms, such as credit unions, brokerage firms, insurance companies, mutual fund companies, consumer finance and credit card firms, retail and manufacturing conglomerates, and other firms providing financial services and credit to customers. Although many non-bank industries now offer services traditionally provided only by banks, banks are constrained by costly regulations and time-worn laws to compete effectively against non-bank providers of financial services. However, the Bank strives to remain competitive with respect to interest rates, service fees and service quality in order to achieve continued growth and success in its market. The Bank also continues to develop and strengthen its strong ties to the communities it serves, relying on the unique and strong relationship that a community bank has with its customers and community by providing excellent, personal customer service.

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

                                                          December 31,
                                                          ------------
                                                 2001        2000         1999
                                                 ----        ----         ----
Risk-weighted assets ratio:
   Tier I                                       18.46%      18.46%       19.59%
   Total                                        19.56%      19.59%       20.76%

Total assets leverage ratio:
   Tier I                                       11.98%      12.30%       12.33%


SECURITIES PORTFOLIO

The following table sets forth the carrying amount of securities at the dates indicated:


                                                                            December 31,
                                                                            ------------
                                                                   2001          2000          1999
                                                                   ----          ----          ----
                                                                           (In Thousands)

Available for sale securities (at fair value):

   U.S. Treasury and other U.S. government obligations           $30,960       $ 6,035       $  6,441
   States and political subdivisions                              15,691        15,341         23,448
   Other corporate                                                 3,116         5,042          5,992
   Mortgage-backed                                                 3,951         5,823          7,244
   Equity                                                            945           905            800
                                                                 -------       -------       --------

                                                                  54,663        33,146         43,925
                                                                 -------       -------       --------
Held to maturity securities (at amortized cost):

   U.S. Treasury and other U.S. government obligations             3,461        13,071         14,448
   States and political subdivisions                              26,742        27,201         30,223
   Other corporate                                                 8,409        10,968         14,879
                                                                 -------       -------       --------

                                                                  38,612        51,240         59,550
                                                                 -------       -------       --------

      Total securities                                           $93,275       $84,386       $103,475
                                                                 =======       =======       ========

         JUNIATA VALLEY FINANCIAL CORP. AND ITS WHOLLY-OWNED SUBSIDIARY,
                             THE JUNIATA VALLEY BANK
                                    BUSINESS

SECURITIES PORTFOLIO (CONTINUED)

The following table sets forth the maturities of securities at December 31, 2001 and the weighted average yields of such securities by contractual maturities or call dates. Yields on obligations of state and political subdivisions are not presented on a tax equivalent basis. Mortgage-backed securities with contractual maturities after ten years from December 31, 2001, feature regular repayments of principal and average lives of three to five years.


                                                                         Maturing
                                                                         --------
                                                               After One             After Five
                                                               But Within            But Within              After
                                       Within One Year         Five Years             Ten Years            Ten Years
                                       Amount    Yield       Amount    Yield       Amount    Yield      Amount    Yield
                                       ------    -----       ------    -----       ------    -----      ------    -----
                                                                      (In Thousands)
Available for sale:

   U.S. Treasury and other U.S.
      government agencies             $   614     6.39%     $27,307     5.09%      $3,013     5.76%     $   26     4.69%
   State and political
      subdivisions                      5,864     4.81        6,026     4.40        3,551     3.66         250     6.50
   Other corporate                      1,041     6.77        2,075     6.13           --       --          --       --
   Mortgage-backed                         --       --           12     8.80           96     7.74       3,843     7.03
                                      -------               -------                ------               ------
                                        7,519                35,420                 6,660                4,119
                                      -------               -------                ------               ------

Held to maturity:

   U.S. Treasury and other U.S.
      government agencies                  --       --        3,461     5.40           --       --          --       --
   State and political
      subdivisions                      5,794     4.13       20,681     3.99           --       --         267     4.25
   Other corporate                      2,557     6.11        5,352     5.91           --       --         500     5.90
                                      -------               -------                ------               ------

                                        8,351                29,494                    --                  767
                                      -------               -------                ------               ------

        Total                         $15,870               $64,914                $6,660               $4,886
                                      =======               =======                ======               ======


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

As with any lending activity, potential risk exists. Loans in the commercial, financial and industrial category have remained relatively constant as a percentage of total loans. The Bank prudently evaluates loans in this category and generally secures such lending with collateral consisting of real and/or tangible personal property.

All lending is granted on a variable rate basis except consumer loans which are fixed rate. Consumer loans, consisting of approximately twenty-three percent of total loans, average a three to four year repayment period and are fixed at such a rate that rate sensitivity is considered to be limited.

The following table shows the Bank's loan distribution at the end of each of the last five years:



                                                                          December 31,
                                                 2001           2000           1999            1998           1997
                                                 ----           ----           ----            ----           ----
                                                                         (In Thousands)
   Commercial, financial and agricultural      $ 24,548       $ 23,327       $ 18,784        $ 15,047       $ 16,110
   Real estate mortgage                         151,369        142,897        139,163         133,047        142,216
   Consumer (less unearned discount)             51,733         52,991         46,419          41,049         32,428
   All other                                      2,874          3,101          2,456           2,819          2,945
                                               --------       --------       --------        --------       --------

      Total loans                              $230,524       $222,316       $206,822        $191,962       $193,699
                                               ========       ========       ========        ========       ========


This table shows the maturity of loans (excluding residential mortgages of 1-4 family residences and consumer loans) outstanding as of December 31, 2001.


                                               Maturing     Maturing      Maturing
                                                During      From 2003       After
                                                 2002       Thru 2006       2005        Total
                                                 ----       ---------       ----        -----
                                                               (In Thousands)

   Commercial, agricultural and financial      $ 24,548     $     --     $     --     $ 24,548
   All other                                      2,874           --           --        2,874
                                               --------     --------     --------     --------

      Total loans                              $ 27,422     $     --     $     --     $ 27,422
                                               ========     ========     ========     ========


         JUNIATA VALLEY FINANCIAL CORP. AND ITS WHOLLY-OWNED SUBSIDIARY,
                             THE JUNIATA VALLEY BANK
                                    BUSINESS

NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

The following table summarizes the Bank's nonaccrual, past due and restructured loans:

                                                                      December 31,
                                                                      ------------
                                                2001         2000         1999         1998         1997
                                                ----         ----         ----         ----         ----
                                                                     (In Thousands)

   Average loans outstanding                  $223,487     $212,270     $193,305     $189,778     $186,510
                                              ========     ========     ========     ========     ========
   Nonaccrual loans                           $    934     $    364     $    164     $     --     $    239
   Accruing loans past due
      90 days or more                              811          440          262          386          395
   Restructured loans                               --           --           --           --          173
                                              --------     --------     --------     --------     --------

      Total                                   $  1,745     $    804     $    426     $    386     $    807
                                              ========     ========     ========     ========     ========
   Ratio of non-performing loans
      to average loans outstanding                 .78%         .39%         .22%         .20%         .43%

Information with respect to nonaccrual and restructured loans at December 31,

                                                2001         2000         1999         1998         1997
                                                ----         ----         ----         ----         ----
                                                                     (In Thousands)

   Nonaccrual loans                           $    934     $    364     $    164     $     --     $    239
   Restructured loans                               --           --           --           --          173
   Interest income that would have been
       recorded under original terms                84           38           16           --           20
   Interest income recorded
       during the period                            --           --           --           --           24
   Commitments to lend additional funds             --           --           --           --           --



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

         JUNIATA VALLEY FINANCIAL CORP. AND ITS WHOLLY-OWNED SUBSIDIARY,
                             THE JUNIATA VALLEY BANK
                                    BUSINESS

SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes the Bank's loan loss experience for each of the five years ended December 31,

                                                2001           2000           1999            1998           1997
                                                ----           ----           ----            ----           ----
                                                                         (In Thousands)


   Average loans outstanding                  $223,487       $212,270       $193,305        $189,778       $186,510
                                              ========       ========       ========        ========       ========

   Allowance for loan loss at January 1       $  2,497       $  2,486       $  2,477        $  2,390       $  2,350

   Losses charged to allowance
      Commercial                                    58            155              2              37             60
      Real estate                                   51             --             27              13             12
      Consumer                                     128             89            100              93            161
                                              --------       --------       --------        --------       --------

                                                   237            244            129             143            233
                                              --------       --------       --------        --------       --------
   Recoveries credited to allowance
      Commercial                                     2             13             --               1             17
      Real estate                                   19             --             --              --             --
      Consumer                                       5             12             18              19             36
                                              --------       --------       --------        --------       --------

                                                    26             25             18              20             53
                                              --------       --------       --------        --------       --------

   Net charge-offs                                 211            219            111             123            180

   Provision for possible loan losses              240            230            120             210            220
                                              --------       --------       --------        --------       --------

   Allowance for loan losses at December 31   $  2,526       $  2,497       $  2,486        $  2,477       $  2,390
                                              ========       ========       ========        ========       ========

   Ratio of net charge-offs to
      average loans outstanding                    .09%           .10%           .06%            .06%           .10%


The amount charged to operations and the related balance in the allowance for loan losses is based upon periodic evaluations of the loan portfolio by management. These evaluations consider several factors including, but not limited to, general economic conditions, loan portfolio composition, prior loan loss experience and management's estimate of future potential losses.

Management maintains an allowance for loan losses that it considers adequate based on the evaluation process that it performs on a quarterly basis. As part of this process, management considers it appropriate to maintain a portion of the allowance that is based on credit quality trends, loan volume, current economic trends and other uncertainties. This portion of the allowance for loan losses is reflected as the unallocated portion in the table below that indicates the distribution of the allowance as of the end of each of the last five years.

                            2001                2000                1999              1998               1997
                            ----                ----                ----              ----               ----
                                                               (In Thousands)

                                 % OF                % of               % of               % of                % of
                      AMOUNT     LOAN     Amount     Loan     Amount    Loan    Amount     Loan    Amount      Loan
                      ------     ----     ------     ----     ------    ----    ------     ----    ------      ----
   Commercial         $  970     11.9%    $  670     12.4%    $  577    10.3%   $  537      9.3%   $  482       9.9%
   Real estate           747     65.7        472     64.3        468    67.3       483     69.3       483      73.4
   Consumer              656     22.4        770     23.3        750    22.4       741     21.4       694      16.7
   Unallocated           153       --        585       --        691      --       716       --       731        --
                      ------     ----     ------     ----     ------    ----    ------     ----    ------      ----
      Total           $2,526      100%    $2,497      100%    $2,486     100%   $2,477      100%   $2,390       100%
                      ======     ====     ======     ====     ======    ====    ======     ====    ======      ====


         JUNIATA VALLEY FINANCIAL CORP. AND ITS WHOLLY-OWNED SUBSIDIARY,
                             THE JUNIATA VALLEY BANK
                                    BUSINESS

SUMMARY OF LOAN LOSS EXPERIENCE (CONTINUED)

While loans secured by real estate mortgages comprise greater than 65% of the total loan portfolio, historically these accounts have resulted in marginal loss. Therefore management's evaluation of the loan portfolio indicates a relatively low allocation of the allowance for this category of loans.

In addition to management's regular reviews, the results of normal examination of the loan portfolio by representatives of regulatory agencies are also considered in determining the level at which the allowance should be maintained. There are no material loans classified for regulatory purposes as loss, doubtful, substandard or special mention which management expects to impact future operating results, liquidity or capital resources. Additionally, management is not aware of any information that would give serious doubt as to the ability of its borrowers to substantially comply with loan repayment terms.

Highly leveraged transactions (HLTS) generally include loans and commitments made in connection with recapitalizations, acquisitions and leveraged buyouts, and result in the borrowers debt-to-total assets ratio exceeding 75%. The Bank has no loans at December 31, 2001, that qualified as HLTS.

         JUNIATA VALLEY FINANCIAL CORP. AND ITS WHOLLY-OWNED SUBSIDIARY,
                             THE JUNIATA VALLEY BANK
                                    BUSINESS

DEPOSITS

The average daily amount of deposits and rates paid on such deposits is summarized for December 31, in the following table:


                                                 2001                       2000                        1999
                                                 ----                       ----                        ----
                                         AMOUNT         RATE        Amount         Rate         Amount         Rate
                                         ------         ----        ------         ----         ------         ----
                                                                     (In Thousands)

   Non-interest bearing demand          $ 36,623                   $ 34,827                    $ 34,728
   Interest bearing demand                50,056        2.36%        46,221        2.95%         46,212        2.67%
   Savings deposits                       31,204        2.44         31,033        2.67          33,494        2.72
   Time deposits                         181,085        5.51        175,535        5.52         175,455        5.24
                                         -------                    -------                     -------

      Total                             $298,968                   $287,616                    $289,889
                                        ========                   ========                    ========

As of December 31, 2001, certificates of deposit outstanding in an individual amount of $100,000 or more totalled $31,271,000.

The maturity of these certificates of deposits is as follows:

                             Over 3          Over 6
         3 months          through 6       through 12       Over 12
          or less            months          months          months
          -------            ------          ------          ------
                                     (In Thousands)

          $10,504            $3,617          $4,299         $12,851
          =======            ======          ======         =======

         JUNIATA VALLEY FINANCIAL CORP. AND ITS WHOLLY-OWNED SUBSIDIARY,
                             THE JUNIATA VALLEY BANK
                                    BUSINESS

QUARTERLY RESULTS OF OPERATIONS


                                                                 Three Months Ended
                                                   March 31     June 30     Sept. 30     Dec. 31
                                                   --------     -------     --------     -------
                                                      (In Thousands, except per share data)
FOR THE YEAR 2001
   Interest income                                  $6,311       $6,172      $6,192      $5,966
   Interest expense                                 (3,073)      (3,073)     (3,029)     (2,754)
                                                    ------       ------      ------      ------
   Net interest income                               3,238        3,099       3,163       3,212
   Provision for loan losses                           (60)         (60)        (60)        (60)
   Other income                                        366          563         509         756
   Other expenses                                   (2,160)      (2,145)     (2,138)     (2,153)
                                                    ------       ------      ------      ------
   Income before income taxes                        1,384        1,457       1,474       1,755
   Income taxes                                       (294)        (297)       (352)       (485)
                                                    ------       ------      ------      ------
   Net income                                       $1,090       $1,160      $1,122      $1,270
                                                    ======       ======      ======      ======
   Per-share data:
      Basic and diluted earnings                    $  .46       $  .49      $  .47      $  .54
      Cash dividends                                    --          .39          --         .41




                                                                Three Months Ended
                                                   March 31     June 30     Sept. 30     Dec. 31
                                                   --------     -------     --------     -------
                                                      (In Thousands, except per share data)
FOR THE YEAR 2000
     Interest income                               $ 5,946      $ 6,094     $ 6,288     $ 6,351
     Interest expense                               (2,785)      (2,880)     (3,064)     (3,151)
                                                    ------       ------      ------      ------
     Net interest income                             3,161        3,214       3,224       3,200
     Provision for loan losses                         (45)         (45)        (45)        (95)
     Other income                                      330          339         304         404
     Other expenses                                 (2,058)      (2,023)     (2,025)     (2,078)
                                                    ------       ------      ------      ------
     Income before income taxes                      1,388        1,485       1,458       1,431
     Income taxes                                     (360)        (376)       (336)       (303)
                                                    ------       ------      ------      ------
     Net income                                    $ 1,028      $ 1,109     $ 1,122     $ 1,128
                                                   =======      =======     =======     =======
     Per-share data:
         Basic and diluted earnings                $   .42      $   .46     $   .47     $   .46
         Cash dividends                                .45          .37          --         .39



         JUNIATA VALLEY FINANCIAL CORP. AND ITS WHOLLY-OWNED SUBSIDIARY
                             THE JUNIATA VALLEY BANK
            FIVE YEAR FINANCIAL HIGHLIGHTS O SELECTED FINANCIAL DATA


                                         2001             2000              1999            1998              1997
                                         ----             ----              ----            ----              ----
BALANCE SHEET DATA (In Thousands)
   Assets                              $356,757         $334,914          $336,119        $343,857          $332,440
   Deposits                             305,468          287,221           283,350         293,890           285,138
   Loans receivable, net                227,998          219,819           204,336         189,485           191,309
   Securities                            98,073           85,571           104,650         123,505           113,757
   Stockholders' equity                  45,326           43,082            43,255          45,980            42,695
   Average equity                        44,348           42,106            44,526          44,448            41,449
   Average assets                       348,331          334,685           339,364         338,295           327,068

EARNINGS DATA (In Thousands)
   Interest income                     $ 24,641         $ 24,679          $ 23,858        $ 24,864          $ 24,317
   Interest expense                      11,929           11,880            11,354          12,136            11,862
                                       --------         --------          --------        --------          --------
   Net interest income                   12,712           12,799            12,504          12,728            12,455
   Provision for loan losses                240              230               120             210               220
                                       --------         --------          --------        --------          --------
   Net interest income after
      provision for loan losses          12,472           12,569            12,384          12,518            12,235
   Other income                           2,194            1,377             1,286           1,182             1,273
   Other expenses                         8,596            8,184             8,032           7,986             7,531
                                       --------         --------          --------        --------          --------
   Income before income taxes             6,070            5,762             5,638           5,714             5,977
   Federal income taxes                   1,428            1,375             1,360           1,313             1,405
                                       --------         --------          --------        --------          --------
   Net income                          $  4,642         $  4,387          $  4,278        $  4,401          $  4,572
                                       ========         ========          ========        ========          ========

RATIOS
   Return on average assets                1.33%            1.31%             1.26%           1.30%             1.40%
   Return on average equity               10.47            10.42              9.61            9.90             11.03
   Equity to assets (year end)            12.71            12.86             12.87           13.37             12.84
   Loans to deposits (year end)           74.64            76.53             72.11           64.47             67.09
   Dividend payout (percentage
      of income)                          40.78            66.90             68.61           37.99             32.68

PER SHARE DATA
   Basic and diluted earnings              1.96             1.81              1.70            1.72              1.79
   Cash dividends                           .80             1.21              1.16             .67               .60
   Book value                             19.28            19.90             19.35           19.73             18.43
   Average shares outstanding         2,368,923        2,420,966         2,519,801       2,553,913         2,560,911
   Approximate number
      of stockholders                     1,719            1,725             1,696           1,607             1,603


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------
                              FINANCIAL CONDITION
--------------------------------------------------------------------------------


SOURCES AND USES OF FUNDS TRENDS
                                           2001                               2000                               1999
                                         AVERAGE   Increase  (Decrease)     Average   Increase   (Decrease)    Average
                                         BALANCE    Amount        %         Balance    Amount         %        Balance
                                         -------    ------       ---        -------    ------        ---       -------
                                                                         (Thousands of Dollars)
Funding uses:
   Interest earning assets:
      Loans:
         Commercial                     $ 66,587    $ 1,843      2.85%     $ 64,744   $  6,058      10.32%    $ 58,686
         Mortgage                        106,611      6,818      6.83        99,793      7,841       8.53       91,952
         Consumer                         50,289      2,556      5.35        47,733      5,066      11.87       42,667
                                        --------    -------                --------   --------                --------

                                         223,487     11,217      5.28       212,270     18,965       9.81      193,305
         Less: Allowance for loan losses  (2,518)         1       .04        (2,519)       (27)      1.08       (2,492)
                                        --------    -------                --------   --------                --------

                                         220,969     11,218      5.35       209,751     18,938       9.92      190,813
      Interest bearing deposits
         with banks                        1,114        442     65.77           672          5        .75          667
      Securities                          86,520    (12,276)   (12.43)       98,796    (22,581)    (18.60)     121,377
      Funds sold                          10,240      6,670    186.83         3,570     (1,985)    (35.73)       5,555
                                        --------    -------                --------   --------                --------

                                          97,874     (5,164)    (5.01)      103,038    (24,561)    (19.25)     127,599
      Total interest earning
         assets                          318,843      6,054      1.94       312,789     (5,623)      1.77      318,412
      Other assets                        29,488      7,592     34.67        21,896        944       4.51       20,952
                                        --------    -------                --------   --------                --------

            Total uses                  $348,331    $13,646      4.08      $334,685   $ (4,679)      1.38     $339,364
                                        ========    =======                ========   ========                ========

Funding sources:
      Deposits:
         Demand                         $ 36,623    $ 1,796      5.16      $ 34,827   $     99        .29     $ 34,728
         Interest bearing demand          50,056      3,835      8.30        46,221          9        .02       46,212
         Savings                          31,204        171       .55        31,033     (2,461)      7.35       33,494
         Time under $100,000             149,814       (612)     (.41)      150,426        (49)      (.03)     150,475
                                        --------    -------                --------   --------                --------

         Total core deposits             267,697      5,190      1.98       262,507     (2,402)      (.91)     264,909
         Time over $100,000               31,271      6,162     24.54        25,109        129        .52       24,980
                                        --------    -------                --------   --------                --------

         Total deposits                  298,968     11,352      3.95       287,616     (2,273)      (.78)     289,889
      Other liabilities                    4,994         31       .62         4,963        301       6.46        4,662
      Short-term borrowings                   21         21    100.00            --       (287)   (100.00)         287
      Stockholders' equity                44,348      2,242      5.32        42,106     (2,420)     (5.44)      44,526
                                        --------    -------                --------   --------                --------

            Total sources               $348,331    $13,646      4.08      $334,685   $ (4,679)     (1.38)    $339,364
                                        ========    =======                ========   ========                ========


This discussion concerns Juniata Valley Financial Corp. (Corporation) and its wholly owned subsidiary The Juniata Valley Bank (Bank). The purpose is to focus on information concerning the Corporation financial condition and results of operations which is not readily apparent from the consolidated financial statements. In order to obtain a clear understanding of this discussion, the reader should reference the consolidated financial statements, the notes to the statements, and other financial information presented in this Annual Report.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

--------------------------------------------------------------------------------
                        FINANCIAL CONDITION (CONTINUED)
--------------------------------------------------------------------------------

FORWARD-LOOKING STATEMENTS

The information contained in this Annual Report contains forward-looking statements (as defined in the Securities Exchange Act of 1934), including without limitation, statements as to the future loan and deposit volumes, the allowance and provision for possible loan losses, future interest rates and their effect on the Corporation's financial condition or results of operations, the classification of the investment portfolio and other statements which are not historical facts or as to trends or management's intentions, plans, beliefs, expectations, or opinions. Such forward-looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in these forward-looking statements including without limitation, the effect of economic conditions and related uncertainties, the effect of interest rates on the Corporation, federal and state government regulation and competition. Certain of these risks, uncertainties and other factors are discussed in this Annual Report or on Form 10-K for the year ended December 31, 2001, a copy of which may be obtained from the Corporation upon request without charge.

OVERVIEW

The Corporation functions as a financial intermediary and therefore its financial condition is analyzed in terms of changes in its sources and uses of funds. Table 1 presents daily average balances, the dollar change, and percentage change for the past two years. This table is referenced for the discussion in this section.

The Corporation's average assets experienced an increase during 2001, reaching the level of $348,331,000 an increase of $13,646,000 or 4.08% compared to 2000. From 1999 to 2000 the Corporation experienced a decline in assets of $4,679,000. The Corporation experienced an increase in average balances of loans of $11,218,000 or 5.28% from 2000 to 2001. This increase was not as large as the increase in 2000 over 1999 when loans grew by $18,938,000 or 9.81%. The decline in the average balance of securities of $12,276,000 or 12.43% was used to fund these loans. This occurred because normal funding sources in the way of average balances of core deposits increased by $5,190,000 or 1.98% from 2000 to 2001 but it was not enough to keep pace with loan demand. Securities declined from 1999 to 2000 by $22,581,000 or 18.60%. In 2001 as securities matured or were called, money was placed in overnight Federal Funds until loans closed or an appropriate investment security could be purchased. That is why Funds sold increased $6,670,000 or 186.83%. Other assets increased because of a $5,000,000 bank-owned life insurance purchase in the first quarter of 2001. The cash surrender value of this instrument is included in other assets and revenues generated are included in other income.

The Corporation's funding sources have increased from 2000 to 2001 by $11,352,000 or 3.95%. Whereas, there was a decline from 1999 to 2000 of $2,273,000 or .78%. Core deposits grew by $5,190,000 in 2001 over 2000 with the largest growth coming in the interest-bearing demand deposits. Core deposits declined in 2000 over 1999 by $2,402,000. The largest decline came from savings deposits. Time deposits over $100,000 grew by $6,162,000 in 2001. In 2000 these time deposits grew by $129,000.

The intense competition from banks and nonbanks in the market area was apparent in 2001 which lead to a decline in market share.

--------------------------------------------------------------------------------
                             RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

[NET INCOME GRAPHIC OMITTED]

Juniata Valley Financial Corp. reported net income for 2001 of $4,642,000 which was $255,000 or 5.81% more than the $4,387,000 reported in 2000 and $364,000 or
8.51% more than the $4,278,000 reported in 1999. Basic and diluted earnings per share were $1.96 in 2001. This is an increase of $.15 from 2000 and an increase of $.26 over 1999. This increase in earnings per share is a result of both increased income but also a decline in weighted shares outstanding due to the stock repurchase program.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

--------------------------------------------------------------------------------
                       RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

The two most widely recognized performance ratios within the financial services industry are the return on average equity and return on average assets. The return on average equity ratio presents the net income to average equity maintained throughout the year. The return on average equity was 10.47% in 2001, compared to 10.42% in 2000 and 9.61% in 1999.

                                      [RETURN ON AVERAGE EQUITY GRAPHIC OMITTED]


[REETURN ON AVERAGE ASSETS GRAPHIC OMITTED]

Return on average assets presents the income for the year compared to the average assets maintained throughout the year. The return on average assets was 1.33% in 2001 compared to 1.31% in 2000 and 1.26% in 1999.


In the spring of 2001 the Board of Directors declared a 10% stock dividend. Per share data has been adjusted in prior years to reflect this event. On a per share basis $.80 was paid in 2001 down 33.88% from the $1.21 paid in 2000 and down 31.03% from the $1.16 paid in 1999. The increase of cash dividends in 2000 and 1999 was to help increase the return on equity ratio by returning cash value to stockholders. The Board of Directors declared a $.45 special dividend to be paid in the spring of 1999 and 2000.

                                      [CASH DIVIDENDS PER SHARE GRAPHIC OMITTED]


[ASSETS GRAPHIC OMITTED]

The Corporation had an increase in total assets of $21,843,000 or 6.52% at December 31, 2001. Assets for the year ended December 31, 2001, were $356,757,000 compared to assets of $334,914,000 at December 31, 2000.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

--------------------------------------------------------------------------------
                       RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

The Juniata Valley Bank's allowance for loan losses was $2,526,000 in 2001, $2,497,000 in 2000 and $2,486,000 in 1999. The provision provided in each of those years was $240,000 in 2001, $230,000 in 2000 and $120,000 in 1999. The
provision for loan losses exceeded net charge-offs by 13.74%, 5.02%, and 8.11% in 2001, 2000 and 1999, respectively. In 2001 net charge-offs were .09% of average loans outstanding. In 2000 and 1999 net charge-offs were .10% and .06%, respectively of average loans outstanding each year.

Other income increased $817,000 or 59.33% from 2000 to 2001. From 1999 to 2000 the increase was $91,000 or 7.08%. The trust department income increased $48,000 in 2001 over 2000 and $12,000 in 2000 over 1999. This was a result of increased estate settlements both in number and size. Customer service fees increased $76,000 for 2001 compared to 2000 and $57,000 for 2000 compared to 1999. The increases in customer service fees can be attributed to an increase in volume and not as a result of increased fees. Because there were no realized gains on the sale of securities in 2001, this created a decrease of $5,000 in 2001 over 2000 and a decrease of $39,000 occurred in net realized gains on sales of securities in 2000 over 1999. The securities were sold in the fourth quarter of 1999 and were reflective of the higher interest rate environment during this time period. Income on life insurance increased by $287,000 in 2001 over 2000. The income on life insurance for 2000 and 1999 was the same. The increase in income on life insurance is from a new bank-owned life insurance plan put into place in 2001 that covers Directors retirement and key employees that are not covered by another plan. The plan also offers life insurance for Director's and key employees. The other income increased in 2001 over 2000 by $411,000. This increase can be attributed to $266,000 in a settlement of a long-standing litigation process in which the Bank was the plaintiff. The Bank also experienced an increase of $107,000 in alternative investment commissions. The increase in 2000 over 1999 was $61,000. This increase can be attributed to a $30,000 transfer agent fee and $20,000 interchange fee on debit cards. Both increases in 2000 can be attributed to increased usage as opposed to increased fees. The management of The Juniata Valley Bank seeks product and service improvements that both strengthen existing customer relationships and help attract new ones. During 1997, sales of mutual funds were introduced through a joint marketing arrangement with T.H.E. Financial for those customers desiring this type of alternative investment. Fee income derived from the sale of this product in 2001 was $187,000.

Other expenses increased $412,000 or 5.03% over 2000, compared to an increase of $152,000 from 1999 to 2000. Salaries and wages decreased $72,000 from 2000 to 2001. This compares to a decrease of $19,000 from 1999 to 2000. An early retirement option was given and six employees took advantage of it in September 2000. Employee benefits decreased $67,000 from 2001 to 2000. From 1999 to 2000 the Bank experienced an increase of $116,000. This was due to price changes of benefits provided as opposed to changed benefits. Occupancy expense increased by $77,000 and can be attributed in the Bank's new operations' center in 2001 over 2000. Occupancy expense was virtually unchanged between 1999 and 2000. Equipment expense increased $229,000 in 2001. The increase was $42,000 in 2000 over 1999. The increases in equipment expenses are a direct result of increased technology being offered and additional equipment needed to offer the technology. Directors' compensation increased by $90,000 which was a result of the new retirement plan put in place in 2001. Directors' expense declined $50,000 in 2000 over 1999 because of deferred compensation arrangements reaching maturity. Taxes, other than income is an increase in the Pennsylvania shares tax of $20,000 in 2001 over 2000 and $27,000 from 1999 to 2000. The $135,000 increase in 2001 over 2000 in other expenses can be attributed to $68,000 paid for outsourcing the internal audit, compliance, and loan review function, $42,000 increase in postage, and $25,000 for redesigning the wage and salary administration. The $37,000 increase in other expenses for the year 2000 can be attributed to an increase in postage.

On November 12, 1999, The Gramm-Leach-Bliley Act was signed into law. The Act permits commercial banks to affiliate with investment banks. It permits bank holding companies to engage in any type of financial activity which includes, securities, insurance, merchant banking/equity investment, financial in nature, and complimentary activities. The merchant banking provisions will allow a bank holding company to make a controlling investment in any kind of company, financial or commercial. These new powers allow a bank to engage in virtually every type of activity currently recognized as financial or incidental or complementary to a financial activity. The commercial bank has to be well-capitalized, well-managed and CRA-rated satisfactory or better. The Act also allows subsidiaries of banks to engage in a broad range of financial activities that are not permitted for banks themselves. In light of this new legislation, The Corporation and The Juniata Valley Bank will evaluate new financial activities that would complement the products already offered to enhance non-interest income.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

--------------------------------------------------------------------------------
                              NET INTEREST INCOME
--------------------------------------------------------------------------------

Net interest income is the most significant contributor to the Corporation's net income. During 2001, net interest income decreased .68% to $12,712,000 compared to an increase of 2.36% from 1999 to 2000. Table 3 shows the interest income, interest expense and net interest income with the percentage change between the years.

Table 2 presents average balances, interest income and expense and yields earned or paid. This table summarizes the components of the net interest income growth. Interest earning assets increased $6,053,000 or 1.92% in 2001. In 2000 over 1999 there was a decrease of $5,596,000. The largest contributor to interest income is loans. The yield on loans has declined from 2000 to 2001 by .16%. From 1999 to 2000 the rate increased .20%. The yield on taxable securities decreased .26% in 2001 and the yield on tax free securities decreased .12%. In 2000 the yield on taxable securities increased .05% and tax free securities decreased .10%. Federal funds sold had a decrease of 4.24% in 2001 over 2000 while the Corporation had an increase of 2.43% from 1999 to 2000. The overall yield on these interest earning assets for 2001 was a decrease of .16%. This followed an increase of .40% from 1999 to 2000.

Interest bearing liabilities increased $9,577,000 or 3.79% for 2001. There was a decrease of $2,659,000 from 1999 to 2000. Time deposits increased by $5,550,000 from 2000 to 2001 and demand deposits bearing interest increased $3,835,000. Rates paid decreased by .15% in 2001. There was an increase in rates paid from 1999 to 2000 of .26%.

The Corporation's net spread was 3.12% in 2001 down slightly from the 3.13% in 2000 but more than the 2.99% in 1999. Interest spread measures the absolute difference between average rates earned and average rates paid while net interest margin reflects the relationship of interest income to earning assets versus interest expense to earning assets. The Corporation's net interest margin was 3.96% for 2001 compared to 4.06% in 2000 and 3.89% in 1999.

From Table 4 it can be seen that the decreases in net interest income of $87,000 during 2001 were affected by increases in volume of $303,000 however, and not surprisingly decreases in rates which declined by $390,000. Volume increased while rates decreased on interest income which is the same scenario with interest expense in 2001. Loans added $1,005,000 in volume but had a $340,000 decrease in rates. Securities had both a decrease in volume and rate. Interest expense experienced a small increase in volume in all categories and a small decline in rates in all categories also. In 2000 an increase in net interest income was also due to an increase in volume and a decrease in rates. Interest income had both an increase in volume and rate while interest expense experienced a decrease in volume and an increase in rates.

--------------------------------------------------------------------------------
                    TABLE 2 - ANALYSIS OF NET INTEREST INCOME
--------------------------------------------------------------------------------

Table 2 presents average balances, interest income and expense and the yields earned or paid on these assets and liabilities. Yields on tax exempt securities are not presented on a tax equivalent basis. Nonaccrual loans and unrealized gains on securities are included in "Other assets" under "Noninterest earning assets".





                                                                       2001
                                                                     INTEREST
                                                        AVERAGE        INCOME        AVERAGE
                                                        BALANCES     (EXPENSE)     YIELD/RATE
                                                        --------     ---------     ----------

                                                                  (IN THOUSANDS)

INTEREST EARNING ASSETS
   Interest bearing deposits in other banks             $  1,114     $      53        4.76%
   Securities (taxable)                                   44,691         2,692        6.02
   Securities (tax exempt)                                41,829         1,555        3.72
   Federal funds sold                                     10,240           412        4.02
   Loans                                                 223,487        19,929        8.92
                                                        --------     ---------

         Total interest earning assets                   321,361        24,641        7.67
                                                                                      ----
NON-INTEREST EARNING ASSETS
   Cash and due from banks                                 9,596
   Other assets                                           19,892
   Less: allowance for loan losses                        (2,518)
                                                        --------

         Total assets                                   $348,331
                                                        ========
INTEREST BEARING LIABILITIES
   Demand deposits bearing interest                     $ 50,056        (1,183)       2.36%
   Savings deposits                                       31,204          (760)       2.44
   Time deposits                                         181,085        (9,985)       5.51
   Short-term borrowings                                      21            (1)       4.76
                                                        --------     ---------

         Total interest bearing liabilities              262,366       (11,929)       4.55
                                                                     ---------        ----

NON-INTEREST BEARING LIABILITIES
   Demand deposits                                        36,623
   Other liabilities                                       4,994
STOCKHOLDERS' EQUITY                                      44,348
                                                        --------

         Total liabilities and stockholders' equity     $348,331
                                                        ========

NET INTEREST INCOME/SPREAD                                           $ 12,712         3.12%
                                                                     ========         ====

MARGIN ANALYSIS
   Interest income/ earning assets                                                    7.67%
   Interest expense/earning assets                                                    3.71
                                                                                      ----

         Net interest margin                                                          3.96%
                                                                                      ====



--------------------------------------------------------------------------------
                               TABLE 2 (CONTINUED)
--------------------------------------------------------------------------------


                 2000                                      1999
               Interest                                  Interest
 Average        Income       Average       Average        Income        Average
 Balances     (Expense)     Yield/Rate     Balances     (Expense)     Yield/Rate
 --------     ---------     ----------     --------     ---------     ----------

            (In Thousands)                            (In Thousands)
 $    672      $     48        7.14%        $    667     $     44       6.60%
   52,339         3,287        6.28           66,942        4,171       6.23
   46,457         1,785        3.84           54,435        2,147       3.94
    3,570           295        8.26            5,555          324       5.83
  212,270        19,264        9.08          193,305       17,172       8.88
 --------      --------                     --------     --------

  315,308        24,679        7.83          320,904       23,858       7.43
                               ----                                     ----

    9,243                                      9,209
   12,653                                     11,743
   (2,519)                                    (2,492)
 --------                                   --------

 $334,685                                   $339,364
 ========                                   ========


 $ 46,221        (1,363)       2.95%        $ 46,212       (1,233)      2.67%
   31,033          (828)       2.67           33,494         (912)      2.72
  175,535        (9,689)       5.52          175,455       (9,194)      5.24
       --            --          --              287          (15)      5.23
 --------      --------                     --------     --------

  252,789       (11,880)       4.70          255,448      (11,354)      4.44
               --------        ----                       --------      ----



   34,827                                    34,728
    4,963                                     4,662
   42,106                                    44,526
   ------                                    ------

 $334,685                                   $339,364
 ========                                   ========

               $ 12,799        3.13%                     $ 12,504       2.99%
               ========        ====                      ========       ====


                               7.83%                                    7.43%
                               3.77                                     3.54
                               ----                                     ----

                               4.06%                                    3.89%
                               ====                                     ====


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

--------------------------------------------------------------------------------
                         TABLE 3 --- NET INTEREST INCOME
--------------------------------------------------------------------------------

Net interest income, defined as interest income less interest expense, is shown in the following table:

                             2001     % Change     2000    % Change     1999
                             ----     --------     ----    --------     ----
                                              (In Thousands)

Interest income            $24,641     (.15)%    $24,679     3.44%    $23,858
Interest expense            11,929      .41       11,880     4.63      11,354
                           -------               -------              -------
Net interest income        $12,712     (.68)     $12,799     2.36     $12,504
                           =======               =======              =======


--------------------------------------------------------------------------------
             TABLE 4 - RATE-VOLUME ANALYSIS OF NET INTEREST INCOME
--------------------------------------------------------------------------------

Table 4 attributes increases and decreases in components of net interest income either to changes in average volume or to changes in average rates for interest earning assets and interest bearing liabilities. Numerous and simultaneous balance and rate changes occur during the year. The acmount of change that is not due solely to volume or tate is allocated roportionally to both.



                                           2001/2000 Increase (Decrease)            2000/1999 Increase (Decrease)
                                                  Due to Change in                         Due to Change in

                                         Volume        Rate           Net         Volume        Rate          Net
                                         ------        ----           ---         ------        ----          ---

Interest bearing deposits
   in other banks                        $   25        $ (20)       $    5        $   --        $   4       $    4
Securities (taxable)                       (465)        (130)         (595)         (931)          47         (884)
Securities (tax free)                      (173)         (57)         (230)         (487)         125         (362)
Federal funds sold                          329         (212)          117           (63)          34          (29)
Loans                                     1,005         (340)          665         2,188          (96)       2,092
                                         ------        -----        ------        ------        -----       ------
      Interest income                       721         (759)          (38)          707          114          821
                                         ------        -----        ------        ------        -----       ------

Demand deposits
   bearing interest                         107         (287)         (180)           --          130          130
Savings deposits                              4          (72)          (68)          (67)         (17)         (84)
Time deposits                               306          (10)          296             4          491          495
Short-term borrowings                         1           --             1           (15)          --          (15)
                                         ------        -----        ------        ------        -----       ------
      Interest expense                      418         (369)           49           (78)         604          526
                                         ------        -----        ------        ------        -----       ------

Increase (decrease)
   in net interest income                $  303        $(390)       $ (87)        $  785        $(490)      $  295
                                         ======        =====        =====         ======        =====       ======



--------------------------------------------------------------------------------
                                 LOAN PORTFOLIO
--------------------------------------------------------------------------------


[NET LOANS GRAPHIC OMITTED]


At December 31, 2001, net loans increased $8,179,000 or 3.72% over 2000. This follows an increase in 2000 over 1999 in net loans of $15,483,000 or 7.58%. The loan to deposit ratio fluctuated throughout 2001; monthly averages were at a low in December of 72.2% and a high in January of 76.8%. Residential mortgages increased by $5,242,000 or 4.59% from 2000 to 2001. Residential mortgages increased by $3,619,000 from 1999 to 2000. Real estate loans still remain a very attractive option due to the tax deductibility of mortgage interest. Commercial real estate loans grew by $3,230,000 or 11.27% in 2001 over 2000. Commercial real estate loans increased by $115,000 from 1999 to 2000. Consumer loans decreased $1,517,000 or 2.41% in 2001 over 2000. This follows a year with an increase of $8,581,000 from 1999 to 2000.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

--------------------------------------------------------------------------------
                           LOAN PORTFOLIO (CONTINUED)
--------------------------------------------------------------------------------

In spite of the slow economy and increasing credit problems nationwide, the Corporation continued its excellent charge-off record (charge-offs, net of recoveries) during 2001. For the year, the net charge-offs were $211,000 or .09% of average loans outstanding. The increase in 2000 was due to a growing loan portfolio and not as a result of relaxation of underwriting standards. This compares with $219,000 or .10% for 2000 and $111,000 or .06% for 1999.

The allowance for loan losses is based upon quarterly loan portfolio reviews by management and a committee of the Board. The purpose of the review is to assess loan quality, identify impaired loans, analyze delinquencies, ascertain loan growth, evaluate potential charge-offs and recoveries and assess general economic conditions in the market served.

Commercial and real estate loans are rated periodically by loan review personnel. Consumer and residential real estate loans are generally reviewed in the aggregate as they are of relative small dollar size and homogeneous in nature.

In addition to economic conditions, loan portfolio diversification, delinquency, and historic loss experience, consideration is also given to examinations performed by the regulatory authorities.

To determine the allowance and corresponding provision, the amount required for specific allocation is first determined. For all types of commercial and construction loans, this amount is based upon specific borrower data determined by reviewing non-performing, delinquent, or potentially troubled credits. In addition, a general allocation is also determined using the same criteria applied to the total commercial portfolio excluding the specific allocation. Consumer and residential real estate allowances, which may include specific allocations, generally are based upon recent charge-off and delinquency history, other known trends, and expected losses over the remaining lives of these loans, as well as the condition of local, regional, and national economies.

The unallocated portion of the allowance is the amount which, when added to these allocated amounts, brings the total to the amount deemed adequate by management at that time. This unallocated portion is available to absorb losses sustained anywhere within the portfolio.

Determining the level of the allowance for possible loan losses at any given period is difficult, particularly during deteriorating or uncertain economic periods. Management must make estimates using assumptions and information which is often subjective and changing rapidly. The review of the loan portfolio is a continuing event in light of a changing economy and the dynamics of the banking and regulatory environment. It is Management's opinion that the allowance for loan losses for 2001 of $2,526,000 or 1.11% of outstanding loans is adequate to meet any foreseeable loan loss contingency. This is lower than the 1.14% for 2000 and the 1.22% for 1999.

At December 31, 2001 and 2000, total non-performing loans were $1,745,000 and $804,000, respectively; non-performing loans as a percentage of the allowance for loan losses were 69.08% and 32.20%, respectively. The increase in 2001 was due mainly from a single credit which the Corporation anticipates no loss to occur.

In addition, regulatory authorities, as an integral part of their examinations, periodically review the allowance for possible loan losses. They may require additions to allowances based upon their judgements about information available to them at the time of their examination.

It is the policy of the Corporation not to renegotiate the terms of a loan simply because of a delinquency status. Rather a loan is transferred to non-accrual status if it is not well secured and in process of collection and is delinquent in payment of either principal or interest beyond 90 days. Interest income received on non-accruing loans in 2001 and 2000 was $0.

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

Loans with principal and/or interest delinquent 90 days or more which are still accruing interest were $811,000 at December 31, 2001 up from the $440,000 at December 31, 2000. Although the economy has stabilized since September 11, 2001, there is still uncertainty locally for large employers. This may adversely affect certain borrowers and may cause additional loans to become past due beyond 89 days or to be placed on non-accrual status because of uncertainty of receiving full payments of either principal or interest on these loans.

Potential problem loans consist of loans which are performing but for which credit problems have caused the Corporation to place them on its internally monitored loan list. At December 31, 2001, such loans amounted to $680,000. Depending upon the state of the economy and the impact thereon to these borrowers, as well as future events such as regulatory examination assessment, these losses and others not currently so identified could be classified as non-performing assets in the future.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

--------------------------------------------------------------------------------
                  LIQUIDITY AND INTEREST RATE RISK MANAGEMENT
--------------------------------------------------------------------------------

The goals of the Corporation's asset/liability management function, are to ensure adequate liquidity and to maintain an appropriate balance between the relative rate sensitivity of interest earning assets and interest bearing liabilities. Liquidity management encompasses the ability to meet ongoing cash flow requirements of customers, who, as depositors, may want to withdraw funds or who, as borrowers, need credit availability. Interest rate sensitivity management attempts to prove stable net interest margins through changing interest rate environments and thereby achieve consistent growth in net interest income.

Liquidity management is influenced by several key elements, including asset quality and the maturity structure of assets and liabilities. The single most important source of liquidity for the Corporation is a strong, stable core deposit base. This funding source has exhibited steady growth over the years and consists of deposits from customers with long-standing relationships. In 2001 the Corporation funded approximately 77% of its assets with core deposits acquired in local communities. This core deposit base, combined with stockholders' equity, funded almost 90% of average assets in 2001 and provides a substantial and highly stable source of liquidity.

Principal sources of asset liquidity are provided by held to maturity securities maturing in one year or less, available for sale securities, and other short term investments such as federal funds sold and cash and due from banks. At December 31, 2001, these liquid assets amounted to $76,472,000 compared to liquid assets at December 31, 2000, of $55,014,000. Liquidity is also provided by scheduled and unscheduled principal repayments of loans.

The Corporation joined the Federal Home Loan Bank (FHLB) of Pittsburgh in August of 1993 for the purpose of providing short term liquidity when other sources are unable to fill these needs. The Corporation has a short term line of credit of $10,000,000. Outstanding balances under this agreement were $1,275,000 at December 31, 2001. At December 31, 2000, the amount borrowed was $0. The Bank has a maximum borrowing capacity of $124,238,000 with the FHLB which is collateralized by qualifying assets of the Bank.

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

The Corporation's primary funding requirement is loan demand. From the statement of cash flows in 2001 loan demand increased by $8,419,000. This was easily funded by the deposit growth of $18,248,000.


--------------------------------------------------------------------------------
                               REGULATORY MATTERS
--------------------------------------------------------------------------------

The Juniata Valley Bank is subject to periodic examinations by one or more of the various regulatory agencies. During 2001 an examination was conducted by the Commonwealth of Pennsylvania, Department of Banking. This examination included but was not limited to, procedures designed to review lending practices, credit quality, liquidity, operations and capital adequacy. No comments were received from this regulatory body which would have a material effect on the Corporation's liquidity, capital resources or operations.

In July of 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations" and Statement No. 142, "Goodwill and Other Intangible Assets".

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

--------------------------------------------------------------------------------
                         REGULATORY MATTERS (CONTINUED)
--------------------------------------------------------------------------------

Statement No. 142 prescribes that goodwill associated with a business combination and intangible assets with an indefinite useful life should not be amortized but should be tested for impairment at least annually. The Statement requires intangibles that are separable from goodwill and that have a determinable useful life to be amortized over the determinable useful life. The provisions of this Statement became effective for the Bank in January of 2002 and require that goodwill and other intangible assets arising from acquisitions completed before July 1, 2001 should be accounted for in accordance with the provisions of this Statement.

In June of 2001, the Financial Accounting Standards Board issued Statement 143, "Accounting for Asset Retirement Obligations", which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement will become effective for the Bank on January 1, 2003.

The Financial Accounting Standards Board issued Statement No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets", in August 2001. This Statement supersedes Statement No. 121 of the same name and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the disposal of a segment of a business". This Statement also amends ARB 51, "Consolidated Financial Statements". The provisions of this Statement became effective for the Bank on January 1, 2002.

Adoption of these Statements is not expected to have a material impact on the Bank's financial condition or results of operations.


--------------------------------------------------------------------------------
                                MARKET RATE RISK
--------------------------------------------------------------------------------

The operations of the Corporation are subject to risk resulting from interest rate fluctuations to the extent that there is a difference between the amount of the Corporation's interest earning assets and the amount of interest bearing liabilities that are prepaid/withdrawn, mature or re-price in specified periods. The principal objective of the Corporation's asset/liability management activities is to provide consistently higher levels of net interest income while maintaining acceptable levels of interest rate and liquidity risk and facilitating the funding needs of the Corporation. The Corporation utilizes an interest rate sensitivity model as the primary quantitative tool in measuring the amount of interest rate risk that is present.

The operations of the Corporation do not subject it to foreign currency exchange or commodity price risk. Also the Corporation does not utilize interest rate swaps, caps or other hedging transactions.

The Corporation uses several tools to measure and evaluate interest rate risk. Table 5 provides information about the Corporation's financial instruments that are sensitive to changes in interest rates. For securities, loans and deposits, the table presents principal cash flows and related weighted average interest rates by maturity dates. The Corporation has no market risk sensitive instruments entered into for trading purposes.

Another tool for analyzing interest rate risk is financial simulation modeling which captures the impact of not only changing interest rates but also other sources of cash flow variability including loan and securities prepayments, loan repricing, and deposit pricing. Financial simulation modeling forecasts both net interest income and the economic value of liabilities. The Corporation regularly measures the effects of an up or down 200-basis point "rate shock" which is deemed to represent the outside limits of any reasonably probable movement in market interest rates during a one-year time frame. As indicated in Table 6, the financial simulation analysis revealed that projected net interest income over a one-year time period is positively affected by higher market interest rates, while the economic value of equity is adversely affected by higher interest rates. In a lower interest rate environment the opposite is presented projected net interest income is adversely affected by and economic value of equity is favorably affected.

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


--------------------------------------------------------------------------------
                       TABLE 5 - INTEREST RATE SENSITIVITY
           PRINCIPAL AMOUNT BY EXPECTED MATURITY/AVERAGE INTEREST RATE
--------------------------------------------------------------------------------



                                                   2002                   2003                   2004
                                                   ----                   ----                   ----
DECEMBER 31, 2001                                              (Dollars in Thousands)
                                            Amount       Rate      Amount      Rate       Amount       Rate
                                            ------       ----      ------      ----       ------       ----
ASSETS

   Interest bearing and time deposits      $  2,217      2.96%     $ 1,400     3.66%      $    60      4.41%
   Federal funds sold                            --        --           --       --            --        --
   Available for sale securities              7,519      5.21       10,284     5.92         9,112      5.18
   Held to maturity securities                8,351      4.74       10,624     5.12        17,409      4.53

   Loans
      Commercial                             24,548      8.56           --       --            --        --
      Consumer                               11,799      8.72        9,435     9.33         7,387      9.03
      Real estate mortgage                  135,815      7.87          876     7.79           922      7.78


LIABILITIES

   Interest bearing demand deposits          51,769      2.36           --       --            --        --
   Savings deposits                          32,281      2.44           --       --            --        --
   Certificates of deposit                  112,800      4.73       47,917     5.18        11,163      4.83


--------------------------------------------------------------------------------


                                                   2001                   2002                   2003
                                                   ----                   ----                   ----
DECEMBER 31, 2000                                              (Dollars in Thousands)
                                            Amount       Rate      Amount      Rate       Amount       Rate
                                            ------       ----      ------      ----       ------       ----
ASSETS
     Interest bearing deposits             $    676      5.65%          --       --            --        --
     Federal funds sold                       4,400      6.44           --       --            --        --
     Available for sale securities           10,171      5.59      $ 7,487     5.74%      $ 3,750      5.68%
     Held to maturity securities              4,986      5.63        4,582     5.79         9,207      4.95

     Loans
         Commercial                          23,327      9.36           --       --            --        --
         Consumer                            12,287      9.37        8,557     9.22         7,105      9.55
         Real estate mortgage               129,819      8.11          930     8.13           961      8.13


LIABILITIES

     Interest bearing demand deposits        47,220      2.95           --       --            --        --
     Savings deposits                        29,191      2.67           --       --            --        --
     Certificates of deposit                108,609      5.71       38,396     6.12        21,480      6.00


--------------------------------------------------------------------------------
                               TABLE 5 (CONTINUED)
--------------------------------------------------------------------------------

                                                                      Fair Value
        2005               2006             Thereafter       Total    December
        ----               ----             ----------       -----    31, 2001
                             (Dollars in Thousands)                   ---------
  Amount     Rate    Amount     Rate     Amount     Rate
  ------     ----    ------     ----     ------     ----

      --       --        --       --         --       --   $  3,677   $  3,677
      --       --        --       --         --       --         --         --
   8,476     5.67     6,932     6.01     11,315     5.39     53,638     54,663
     500     6.00       961     3.50        767     5.33     38,612     39,435

      --       --        --       --         --       --     24,548   $ 24,548
 $ 4,949     8.79%  $ 3,271     8.78%   $15,240     8.89%    52,081     52,283
     983     7.77     1,045     7.76     11,728     7.59    151,369    151,620



      --       --        --       --         --       --     51,769     51,769
      --       --        --       --         --       --     32,281     32,281
   5,050     5.82     6,399     5.14         --       --    183,329    186,842


--------------------------------------------------------------------------------


                                                                      Fair Value
        2004               2005             Thereafter       Total    December
        ----               ----             ----------       -----    31, 2000
                             (Dollars in Thousands)                   ---------
  Amount     Rate    Amount     Rate     Amount     Rate
  ------     ----    ------     ----     ------     ----

      --       --        --       --         --       --   $    676   $    676
      --       --        --       --         --       --      4,400      4,400
 $ 2,372     6.12%  $ 1,763     6.15%   $ 8,233     6.31%    32,591     33,146
  18,031     4.42    13,659     4.37        775     5.31     51,240     50,967


      --       --        --       --         --       --     23,327     23,327
   5,156     9.45     3,138     9.45     17,352     9.48     53,595     53,535
     962     8.11     1,952     8.06      8,273     8.15    142,897    141,833


      --       --        --       --         --       --     47,220     47,220
      --       --        --       --         --       --     29,191     29,191
   5,415     5.37     3,016     6.13         --       --    176,916    177,656


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


--------------------------------------------------------------------------------
            TABLE 6 - SENSITIVITY TO CHANGE IN MARKET INTEREST RATES
--------------------------------------------------------------------------------


                                                                Interest Rate Scenarios
                                                                -----------------------
                                                 -200 bps       -100 bps        +100 bps       +200 bps
                                                 --------       --------        --------       --------
DECEMBER 31, 2001                                                    (In Thousands)

Prospective one-year net interest income:
   Projected                                     $12,390        $12,551         $12,804        $12,896
   Percent change                                  (2.53)%        (1.27)%           .72%          1.45%

Economic value of portfolio equity:
   Projected                                      47,820         46,573          43,544         41,763
   Percent change                                   5.50%          2.75%          (3.93)%        (7.86)%




                                                                Interest Rate Scenarios
                                                                -----------------------
                                                 -200 bps       -100 bps        +100 bps       +200 bps
                                                 --------       --------        --------       --------
DECEMBER 31, 2000                                                    (In Thousands)

Prospective one-year net interest income:
   Projected                                     $12,205        $12,527         $13,049        $13,299
   Percent change                                  (4.64)%        (2.13)%          1.95%          3.91%

Economic value of portfolio equity:
   Projected                                      43,582         43,332          42,810         42,488
   Percent change                                   1.16%           .58%           (.63)%        (1.38)%


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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

--------------------------------------------------------------------------------
                                    CAPITAL
--------------------------------------------------------------------------------

On March 20, 2001, the Board of Directors of the Juniata Valley Financial Corp. declared a 10% stock dividend to shareholders payable on April 27, 2001. 182,210 shares were issued from treasury stock and 32,320 shares were issued from authorized and unissued. At this same meeting the Board of Directors authorized the repurchase of 100,000 shares outstanding of common stock. As of December 1, 2001, 8,929 shares were repurchased with 91,071 shares remaining. Shares are also reissued for the dividend reinvestment plan as well as the employee stock purchase plan. At December 31, 2001 and 2000 treasury stock was 21,934 and 167,110 shares, respectively at a cost of $623,000 and $5,132,000.

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

The FDIC classified capital into two tiers, referred to as Tier I and Tier II. Tier I capital consists of common stockholders' equity (excluding the net unrealized appreciation on securities available for sale), noncumulative and cumulative (bank holding companies only) perpetual stock, and minority interests less goodwill. Tier II capital consists of allowance for loan and lease losses, perpetual preferred stock (not included in Tier I), hybrid capital instruments, term subordinated debt, and intermediate-term preferred stock. Since December 31, 1992, all banks have been required to meet a minimum ratio of 8.00% and qualifying total capital to risk adjusted total assets with at least 4% Tier I capital and 8% of risk-adjusted assets in total capital. As indicated on the schedule following this discussion, the Tier I risk-based capital ratio was 18.46% and Tier II risk-based capital ratio was 19.56% at December 31, 2001. The Bank's capital ratios are well above the current minimum ratio requirement set forth by federal banking regulators.

In addition to risk-based requirements, the Federal Reserve Board has established minimum leverage guidelines for bank holding companies. For most banks, the minimum leverage rate is 3% plus an additional cushion of 100 to 200 basis points depending on risk profiles and other factors. As of December 31, 2001, the leverage ratio was 11.98%.


[STOCKHOLDERS' EQUITY GRAPHIC OMITTED]



CAPITAL ANALYSIS                                                                     December 31,
                                                                                     ------------
                                                                        2001             2000            1999
                                                                        ----             ----            ----
                                                                                (Thousands of Dollars)
Tier I
   Common stockholders' equity (excluding unrealized
      gains/losses on securities)                                     $ 42,515         $ 40,999        $ 41,833

Tier II
   Allowable portion of allowance for loan losses                        2,526            2,497           2,486
                                                                      --------         --------        --------

   Risk-based capital                                                 $ 45,041         $ 43,496        $ 44,319
                                                                      ========         ========        ========

Risk adjusted assets (including off-balance-sheet exposures)          $230,325         $222,052        $213,490
                                                                      ========         ========        ========

Tier I risk-based capital ratio                                          18.46%           18.46%          19.59%
Total risk-based capital ratio                                           19.56%           19.59%          20.76%
Leverage ratio                                                           11.98%           12.30%          12.33%


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

It is difficult to predict what will happen in 2002 because of many uncertainties surrounding the economy. However, the Corporation's management and Board of Directors are looking forward to meeting the challenges a changing economy can present. The Corporation's commitment to providing quality banking services for the communities it serves will continue through 2002. This community-based strategy gives management the opportunity to recognize steady growth in our consumer, mortgage and commercial loans as well as in our core deposit base. The Corporation's strong capital and earnings potential provide the solid foundation needed to excel in the ever-changing banking industry. Management feels it is positioned to handle changes in the economic environment in 2002 through effective asset/liability management. Juniata Valley Financial Corp. is committed to providing stockholders with an attractive return on their investment.


--------------------------------------------------------------------------------
                              FEDERAL INCOME TAXES
--------------------------------------------------------------------------------

The provision for income taxes for 2001 was $1,428,000 compared to $1,375,000 in 2000 and $1,360,000 in 1999. The effective tax rate, which is the ratio of income tax expense to income before income taxes, was 23.53% in 2001, a decrease from the 23.86% in 2000 and 24.12% in 1999. The tax rate for all periods was less than the statutory rate of 34% due to tax exempt securities and loan income and tax free earnings on the bank-owned life insurance. Please refer to the Notes to the Consolidated Financial Statements "Income Taxes" for further analysis of federal income tax expense.

{LETTERHEAD GRAPHIC OMITTED]


                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders
Juniata Valley Financial Corp.
Mifflintown, Pennsylvania


     We have audited the accompanying consolidated balance sheets of Juniata Valley Financial Corp. and its wholly-owned subsidiary, The Juniata Valley Bank, as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Juniata Valley Financial Corp. and its wholly-owned subsidiary, The Juniata Valley Bank, as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.




                                           /s/ Beard Miller Company LLP

Harrisburg, Pennsylvania
January 18, 2002


         JUNIATA VALLEY FINANCIAL CORP. AND ITS WHOLLY-OWNED SUBSIDIARY,
                             THE JUNIATA VALLEY BANK
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------
                                                                                                   December 31,
                                                                                                   ------------
                                                                                                2001          2000
                                                                                                ----          ----
                                                                                         (In Thousands, Except Share Data)

Assets:
   Cash and due from banks                                                                    $ 11,571      $ 10,621
   Interest bearing deposits with banks                                                             87           676
   Federal funds sold                                                                               --         4,400
                                                                                              --------      --------

            Cash and cash equivalents                                                           11,658        15,697
   Interest bearing time deposits with banks                                                     3,590            --
   Securities available for sale                                                                54,663        33,146
   Securities held to maturity, fair value 2001 $39,435; 2000 $50,967                           38,612        51,240
   Federal Home Loan Bank stock                                                                  1,208         1,185
   Loans receivable, net of allowance for loan losses 2001 $2,526; 2000 $2,497                 227,998       219,819
   Bank premises and equipment, net                                                              6,068         5,992
   Accrued interest receivable and other assets                                                 12,960         7,835
                                                                                              --------      --------

        Total assets                                                                          $356,757      $334,914
                                                                                              ========      ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Liabilities:
   Deposits:
      Non-interest bearing                                                                    $ 38,089     $  33,893
      Interest bearing                                                                         267,379       253,327
                                                                                              --------      --------

        Total deposits                                                                         305,468       287,220

   Short-term borrowings                                                                         1,275
   Accrued interest payable and other liabilities                                                4,688         4,612
                                                                                              --------      --------

        Total liabilities                                                                      311,431       291,832
                                                                                              --------      --------

Stockholders' equity:
   Preferred stock, no par value; 500,000 shares authorized; no shares                              --            --
       issued or outstanding
   Common stock, par value $1.00 per share; authorized 20,000,000 shares;
       issued 2001 2,372,934 shares; 2000 2,332,058 shares                                       2,373         2,332
   Surplus                                                                                      20,221        20,398
   Retained earnings                                                                            22,679        25,117
   Accumulated other comprehensive income                                                          676           367
   Treasury stock, at cost 2001 21,934 shares; 2000 167,110 shares                                (623)       (5,132)
                                                                                              --------      --------

        Total stockholders' equity                                                              45,326        43,082
                                                                                              --------      --------

        Total liabilities and stockholders' equity                                            $356,757      $334,914
                                                                                              ========      ========

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


         JUNIATA VALLEY FINANCIAL CORP. AND ITS WHOLLY-OWNED SUBSIDIARY,
                             THE JUNIATA VALLEY BANK
                       CONSOLIDATED STATEMENTS OF INCOME


                                                                                     Years Ended December 31,
                                                                                     ------------------------
                                                                             2001             2000             1999
                                                                             ----             ----             ----
                                                                             (In Thousands, Except Per Share Data)
Interest income:
   Loans receivable, including fees                                        $19,929          $19,264          $17,172
   Taxable securities                                                        2,692            3,287            4,171
   Tax-exempt securities                                                     1,555            1,785            2,147
   Other                                                                       465              343              368
                                                                           -------          -------          -------

      Total interest income                                                 24,641           24,679           23,858
                                                                           -------          -------          -------

Interest expense:
   Deposits                                                                 11,928           11,880           11,339
   Short-term borrowings                                                         1               --               15
                                                                           -------          -------          -------

      Total interest expense                                                11,929           11,880           11,354
                                                                           -------          -------          -------

      Net interest income                                                   12,712           12,799           12,504

Provision for loan losses                                                      240              230              120
                                                                           -------          -------          -------

      Net interest income after provision for loan losses                   12,472           12,569           12,384
                                                                           -------          -------          -------

Other income:
   Trust department                                                            435              387              375
   Customer service fees                                                       627              551              494
   Net realized gains on sales of securities                                    --                5               44
   Income on life insurance                                                    362               75               75
   Other                                                                       770              359              298
                                                                           -------          -------          -------

      Total other income                                                     2,194            1,377            1,286
                                                                           -------          -------          -------

Other expenses:
   Salaries and wages                                                        3,496            3,568            3,587
   Employee benefits                                                         1,109            1,176            1,060
   Occupancy                                                                   575              498              499
   Equipment                                                                 1,204              975              933
   Director compensation                                                       361              271              321
   Taxes, other than income                                                    485              465              438
   Other                                                                     1,366            1,231            1,194
                                                                           -------          -------          -------

      Total other expenses                                                   8,596            8,184            8,032
                                                                           -------          -------          -------

      Income before income taxes                                             6,070            5,762            5,638

Federal income taxes                                                         1,428            1,375            1,360
                                                                           -------          -------          -------

      Net income                                                           $ 4,642          $ 4,387          $ 4,278
                                                                           =======          =======          =======

Per share data:
   Basic and diluted earnings                                              $  1.96          $  1.81          $  1.70
                                                                           =======          =======          =======

   Cash dividends                                                          $  0.80          $  1.21          $  1.16
                                                                           =======          =======          =======


                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


         JUNIATA VALLEY FINANCIAL CORP. AND ITS WHOLLY-OWNED SUBSIDIARY,
                             THE JUNIATA VALLEY BANK
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                             Years Ended December 31, 2001, 2000 and 1999
                                                             --------------------------------------------
                                                                                    Accumulated
                                                                                       Other
                                               Common                  Retained    Comprehensive  Treasury
                                               Stock       Surplus     Earnings        Income       Stock        Total
                                               -----       -------     --------        ------       -----        -----
                                                                            (In Thousands)

Balance, December 31, 1998                     $2,332      $20,580      $22,322         $ 816      $   (70)     $45,980
                                                                                                                -------
Comprehensive income:
   Net income                                      --           --        4,278            --           --        4,278
   Change in unrealized gains (losses)
      on securities available for sale,
      net of reclassification adjustment
      and tax effects                              --           --           --          (714)          --         (714)
                                                                                                                -------
   Total comprehensive income                                                                                     3,564
                                                                                                                -------

   Cash dividends declared                         --           --       (2,935)           --           --       (2,935)
   Treasury stock issued under dividend
      reinvestment plan                            --          (21)          --            --          462          441
   Treasury stock issued under
      employee stock purchase plan                 --           --           --            --           28           28
   Treasury stock acquired                         --           --           --            --       (3,823)      (3,823)
                                               ------      -------      -------         -----      -------      -------
Balance, December 31, 1999                      2,332       20,559       23,665           102       (3,403)      43,255
                                                                                                                -------
Comprehensive income:
   Net income                                      --           --        4,387            --           --        4,387
   Change in unrealized gains (losses)
      on securities available for sale,
      net of reclassification adjustment
      and tax effects                              --           --           --           265           --          265
                                                                                                                -------

   Total comprehensive income                                                                                     4,652
                                                                                                                -------

   Cash dividends declared                         --           --       (2,935)           --           --       (2,935)
   Treasury stock issued under dividend
      reinvestment plan                            --         (161)          --            --          546          385
   Treasury stock issued under
      employee stock purchase plan                 --           --           --            --            1            1
   Treasury stock acquired                         --           --           --            --       (2,276)      (2,276)
                                               ------      -------      -------         -----      -------      -------
Balance, December 31, 2000                      2,332       20,398       25,117           367       (5,132)      43,082
                                                                                                                -------
Comprehensive income:
   Net income                                      --           --        4,642            --           --       4,642
   Change in unrealized gains (losses)
      on securities available for sale,
      net of reclassification adjustment
      and tax effects                              --           --           --           309           --          309
                                                                                                                -------

   Total comprehensive income                                                                                     4,951
                                                                                                                -------

   Stock issued under dividend
      reinvestment plan                             7          166           --            --           --          173
   Cash dividends declared                         --           --       (1,893)           --           --       (1,893)
   10% common stock dividend                       32         (373)      (5,187)           --        5,517          (11)
   Stock issued under employee stock
      purchase plan                                 2           30           --            --           --           32
   Treasury stock issued under dividend
      reinvestment plan                            --           --           --            --          181          181
Treasury stock acquired                            --           --           --            --       (1,189)      (1,189)
                                               ------      -------      -------         -----      -------      -------
BALANCE, DECEMBER 31, 2001                     $2,373      $20,221      $22,679         $ 676      $  (623)     $45,326
                                               ======      =======      =======         =====      =======      =======



                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


         JUNIATA VALLEY FINANCIAL CORP. AND ITS WHOLLY-OWNED SUBSIDIARY,
                             THE JUNIATA VALLEY BANK
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                       Years Ended December 31,
                                                                                       ------------------------
                                                                               2001            2000             1999
                                                                               ----            ----             ----
                                                                                          (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                $ 4,642          $ 4,387          $ 4,278
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for loan losses                                                  240              230              120
      Provision for depreciation                                                 396              323              291
      Net amortization of securities' premiums                                   177              158               89
      Net realized gains on sales of securities                                   --               (5)             (44)
      Deferred compensation plans' expense                                       528              378              421
      Payment of deferred compensation                                          (252)            (199)            (174)
      Deferred income taxes                                                     (103)            (110)             (57)
      (Increase) decrease in accrued interest receivable and other assets        196              (11)              (7)
      Increase (decrease) in accrued interest payable and other liabilities     (199)             158              241
      Increase in investment life insurance                                     (377)            (119)             (96)
                                                                             -------          -------          -------

         Net cash provided by operating activities                             5,248            5,190            5,062
                                                                             -------          -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES
   Net increase in interest bearing time deposits                             (3,590)              --               --
   Purchases of available for sale securities                                (40,760)          (1,141)            (470)
   Purchase of FHLB stock                                                        (23)             (10)            (415)
   Proceeds from sales of available for sale securities                           --               10            2,195
   Proceeds from maturities of and principal repayments
       on available for sale securities                                       19,629           12,274           18,066
   Purchases of held to maturity securities                                     (961)            (701)         (16,474)
   Proceeds from maturities of and principal repayments
       on held to maturity securities                                         13,494            8,895           14,684
   Net increase in loans receivable                                           (8,419)         (15,712)         (14,971)
   Purchase of investment in life insurance                                   (5,000)              --               --
   Net purchases of bank premises and equipment                                 (473)          (2,887)            (842)
                                                                             -------          -------          -------

         Net cash provided by (used in) investing activities                 (26,103)             728            1,773
                                                                             -------          -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in deposits                                        18,248            3,870          (10,540)
   Net increase (decrease) in short-term borrowings                            1,275           (5,300)           5,300
   Cash dividends and cash paid for fractional shares                         (1,904)          (2,935)          (2,935)
   Purchase of treasury stock                                                 (1,189)          (2,276)          (3,823)
   Treasury stock issued                                                         181              386              469
   Stock issued for dividend reinvestment
      and employee stock purchase plan                                           205               --               --
                                                                             -------          -------          -------

         Net cash provided by (used in) financing activities                  16,816           (6,255)         (11,529)
                                                                             -------          -------          -------

         Decrease in cash and cash equivalents                                (4,039)            (337)          (4,694)

Cash and cash equivalents:
   Beginning                                                                  15,697           16,034           20,728
                                                                             -------          -------          -------

   Ending                                                                    $11,658          $15,697          $16,034
                                                                             =======          =======          =======

Supplementary cash flows information:
   Interest paid                                                             $11,967          $11,843          $11,397
                                                                             =======          =======          =======

   Income taxes paid                                                         $ 1,470          $ 1,520          $ 1,460
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

Estimates:
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Presentation of cash flows:
     For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest bearing demand deposits with banks and federal funds sold.

Interest bearing time deposits with banks:
     Interest bearing deposits with banks consists of certificates of deposits in other banks with maturities within one year to three years.

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

     Federal law requires a member institution of the Federal Home Loan Bank system to hold stock of its district Federal Home Loan Bank according to a predetermined formula. The stock is carried at cost.

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

         JUNIATA VALLEY FINANCIAL CORP. AND ITS WHOLLY-OWNED SUBSIDIARY,
                             THE JUNIATA VALLEY BANK
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Loans receivable (continued):
     The accrual of interest is generally discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectibility of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for loan losses. Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management's judgment as to the collectibility of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

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

Earnings per common share:
     Basic earnings per share represents income available to common shareholders divided by the weighted average number of common shares outstanding during the period, as adjusted for the stock dividend. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Corporation relate solely to outstanding stock options and are determined using the treasury stock method. For the year ended December 31, 2001, outstanding options did not have a dilutive impact on earnings per share.

     The weighted average number of common shares outstanding was 2,368,923, 2,420,966 and 2,519,801 in 2001, 2000 and 1999, respectively.

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

     The components of other comprehensive income (loss) and related tax effects are as follows:

                                                                                       Years Ended December 31,
                                                                                       ------------------------
                                                                                2001             2000            1999
                                                                                ----             ----            ----
                                                                                            (In Thousands)
         Unrealized holding gains (losses) on available for sale securities     $470             $405          $(1,008)
         Reclassification adjustment for gains realized in income                 --               (5)             (44)
                                                                                ----             ----          -------

         Net unrealized gains (losses)                                           470              400           (1,052)

         Tax effect                                                              161              135             (338)
                                                                                ----             ----          -------

            Net of tax amount                                                   $309             $265          $  (714)
                                                                                ====             ====          =======


         JUNIATA VALLEY FINANCIAL CORP. AND ITS WHOLLY-OWNED SUBSIDIARY,
                             THE JUNIATA VALLEY BANK
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reclassifications:
     Certain amounts in the 2000 and 1999 financial statements have been reclassified to conform with the 2001 presentation format. Such reclassifications had no impact on the Corporations' net income.

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

     Management does not separately allocate expenses, including the cost of funding loan demand, between the commercial, retail and trust operations of the Bank. As such, discrete financial information is not available and segment reporting would not be meaningful.

New accounting standards:
     In July of 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets."

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

     Statement No. 142 prescribes that goodwill associated with a business combination and intangible assets with an indefinite useful life should not be amortized but should be tested for impairment at least annually. The Statement requires intangibles that are separable from goodwill and that have a determinable useful life to be amortized over the determinable useful life. The provisions of this Statement became effective for the Bank in January 2002 and require that goodwill and other intangible assets arising from acquisitions completed before July 1, 2001 be accounted for in accordance with the provisions of this Statement.

     In June of 2001, the Financial Accounting Standards Board issued Statement 143, "Accounting for Asset Retirement Obligations," which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement will become effective for the Bank on January 1, 2003.

     In August of 2001, the Financial Accounting Standards Board issued Statement 144, "Accounting for the Impairment of or Disposal of Long-Lived Assets." This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the Disposal of a Segment of a Business." This Statement also amends ARB No. 51, "Consolidated Financial Statements." The provisons of this Statement became effective for the Bank on January 1, 2002.

     Adoption of these Statements did not have or is not expected to have a material impact on the Corporation's financial condition or results of operations.

RESTRICTIONS ON CASH AND DUE FROM BANK BALANCES

The Bank is required to maintain reserve balances with the Federal Reserve Bank. The average reserve balances for 2001 and 2000 approximated $3,468,000 and $2,228,000, respectively.


         JUNIATA VALLEY FINANCIAL CORP. AND ITS WHOLLY-OWNED SUBSIDIARY,
                             THE JUNIATA VALLEY BANK
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SECURITIES

     The amortized cost and fair value of securities at December 31 were as follows:

                                                                                 Gross          Gross
                                                                 Amortized     Unrealized     Unrealized      Fair
                                                                   Cost           Gains         Losses       Value
                                                                   ----           -----         ------       -----
                                                                                    (In Thousands)
   AVAILABLE FOR SALE SECURITIES:
      DECEMBER 31, 2001:
           U.S. Treasury securities                               $ 1,508        $   37         $  --       $ 1,545
           U.S. Government and agency obligations                  29,153           353           (91)       29,415
           Obligations of states and political subdivisions        15,603           134           (46)       15,691
           Corporate and other debt securities                      2,992           124            --         3,116
           Mortgage-backed securities                               3,846           105            --         3,951
           Equity securities                                          536           409            --           945
                                                                  -------        ------         -----       -------

                                                                  $53,638        $1,162         $(137)      $54,663
                                                                  =======        ======         =====       =======

      DECEMBER 31, 2000:
           U.S. Treasury securities                               $   750        $    7         $  --       $   757
           U.S. Government and agency obligations                   5,287            10           (19)        5,278
           Obligations of states and political subdivisions        15,265            76            --        15,341
           Corporate and other debt securities                      5,030            20            (8)        5,042
           Mortgage-backed securities                               5,726           101            (4)        5,823
           Equity securities                                          533           403           (31)          905
                                                                  -------        ------         -----       -------

                                                                  $32,591        $  617         $ (62)      $33,146
                                                                  =======        ======         =====       =======

   HELD TO MATURITY SECURITIES:
       DECEMBER 31, 2001:
            U.S. Treasury securities                              $   961        $   --         $  (2)      $   959
            U.S. Government and agency obligations                  2,500            76            --         2,576
            Obligations of states and political subdivisions       26,742           500            (2)       27,240
            Corporate and other debt securities                     8,409           251            --         8,660
                                                                  -------        ------         -----       -------

                                                                  $38,612        $  827         $  (4)      $39,435
                                                                  =======        ======         =====       =======

       DECEMBER 31, 2000:
            U.S. Treasury securities                              $   999        $   --         $  (1)      $   998
            U.S. Government and agency obligations                 12,072             4           (51)       12,025
            Obligations of states and political subdivisions       27,201            16          (170)       27,047
            Corporate and other debt securities                    10,968             3           (74)       10,897
                                                                  -------        ------         -----       -------

                                                                  $51,240        $   23         $(296)      $50,967
                                                                  =======        ======         =====       =======

         JUNIATA VALLEY FINANCIAL CORP. AND ITS WHOLLY-OWNED SUBSIDIARY,
                             THE JUNIATA VALLEY BANK
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SECURITIES (CONTINUED)

The amortized cost and fair value of securities as of December 31, 2001, by contractual maturity or call date, are shown below. Expected maturities may differ from contractual maturities or call dates because the securities may be called or prepaid with or without call or prepayment penalties.


                                                       AVAILABLE FOR SALE            HELD TO MATURITY
                                                       ------------------            ----------------
                                                      AMORTIZED     FAIR        AMORTIZED         FIAR
                                                        COST        VALUE          COST           VALUE
                                                        ----        -----          ----           -----
                                                                      (IN THOUSANDS)
   Due in one year or less                             $ 7,407     $ 7,519        $ 8,351        $ 8,475
   Due after one year through five years                34,975      35,408         29,494         30,178
   Due after five years through ten years                6,598       6,564             --             --
   Due after ten years                                     276         276            767            782
   Mortgage-backed securities                            3,846       3,951             --             --
   Equity securities                                       536         945             --             --
                                                       -------     -------        -------        -------

                                                       $56,638     $54,663        $38,612        $39,435
                                                       =======     =======        =======        =======



Gross gains of $-0-, $5,000, and $44,000 were realized on sales of securities available for sale in 2001, 2000 and 1999, respectively.

Securities with a fair value of $14,813,000 and $16,406,000 at December 31, 2001 and 2000, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

         JUNIATA VALLEY FINANCIAL CORP. AND ITS WHOLLY-OWNED SUBSIDIARY,
                             THE JUNIATA VALLEY BANK
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loans are comprised of the following:

                                                             December 31,
                                                             ------------
                                                        2001            2000
                                                        ----            ----
                                                           (In Thousands)
   Commercial, agricultural and financial             $ 24,548       $  23,327
   Real estate mortgages:
      Residential                                      119,476         114,234
      Commercial                                        31,893          28,663
   Consumer                                             61,480          62,997
   Other                                                 2,874           3,101
                                                      --------       ---------

                                                       240,271         232,322
   Unearned discount on loans                           (9,747)        (10,006)
   Allowance for loan losses                            (2,526)         (2,497)
                                                      --------       ---------

                                                      $227,998        $219,819
                                                      ========        ========

The following table presents changes in the allowance for loan losses:


                                                   Years Ended December 31,
                                                   ------------------------
                                                2001         2000         1999
                                                ----         ----         ----
                                                       (In Thousands)
   Balance, beginning                          $2,497       $2,486    $2,477
      Provision for loan losses                   240          230       120
      Recoveries                                   26           25        18
      Loans charged off                          (237)        (244)     (129)
                                               ------       ------    ------

   Balance, ending                             $2,526       $2,497    $2,486
                                               ======       ======    ======

The recorded investment in impaired loans not requiring an allowance for loan losses was $582,000 and $-0- at December 31, 2001 and 2000, respectively. There were no impaired loans requiring an allowance for loan losses at December 31, 2001 and 2000. For the years ended December 31, 2001, 2000 and 1999, the average recorded investment in these impaired loans was $582,000, $-0- and $-0-, respectively, and no interest income was recognized on impaired loans in 2001, 2000 and 1999.

         JUNIATA VALLEY FINANCIAL CORP. AND ITS WHOLLY-OWNED SUBSIDIARY,
                             THE JUNIATA VALLEY BANK
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BANK PREMISES AND EQUIPMENT

The major components of bank premises and equipment are as follows:

                                                             December 31,
                                                             ------------
                                                          2001         2000
                                                          ----         ----
                                                            (In Thousands)
   Land and improvements                                $    686     $    686
   Buildings and improvements                              6,354        6,238
   Furniture and equipment                                 3,000        2,700
                                                        --------     --------
                                                          10,040        9,624
   Accumulated depreciation                               (3,972)      (3,632)
                                                        --------     --------

                                                        $  6,068     $  5,992
                                                        ========     ========


DEPOSITS

The composition of deposits is as follows:

                                                             December 31,
                                                             ------------
                                                          2001         2000
                                                          ----         ----
                                                            (In Thousands)

   Demand, non-interest bearing                         $ 38,089     $ 33,893
   NOW and Money Market                                   51,769       47,220
   Savings                                                32,281       29,191
   Time, $100,000 or more                                 31,271       25,102
   Other time                                            152,058      151,814
                                                        --------     --------

                                                        $305,468     $287,220
                                                        ========     ========




At December 31, 2001, the scheduled maturities of time deposits are as follows (in thousands):

   2002                                                              $112,300
   2003                                                                47,917
   2004                                                                11,163
   2005                                                                 5,050
   2006                                                                 6,899
                                                                     --------

                                                                     $183,329
                                                                     ========


BORROWINGS

The Bank has entered into an agreement whereby it can borrow up to $10,000,000 from the Federal Home Loan Bank (FHLB). Outstanding balances under this agreement were $1,275,000 and $-0- as of December 31, 2001 and 2000, respectively. The agreement expires in March 2002 and the interest rate was 1.88% and 6.63% at December 31, 2001 and 2000, respectively.

The Bank has a maximum borrowing capacity of $124,238,000 with the FHLB which is collateralized by qualifying assets of the Bank.

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

Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth below) of total and Tier l capital (as defined in the regulations) to risk-weighted assets and of Tier l capital to average assets. Management believes, as of December 31, 2001, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2001, the most recent notification from the Commonwealth of Pennsylvania, Department of Banking categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Bank's actual capital ratios and the minimum ratios required for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions are presented below. The Corporation's ratios were not materially different from those of the Bank.



                                                                                                      To Be Well
                                                                             For Capital          Capitalized Under
                                                                               Adequacy           Prompt Corrective
                                                        Actual                 Purposes           Action Provisions
                                                        ------                 --------           -----------------
                                                  Amount      Ratio       Amount      Ratio       Amount       Ratio
                                                  ------      -----       ------      -----       ------       -----
                                                                 (Dollar Amounts in Thousands)
   AS OF DECEMBER 31, 2001:
      Total capital (to risk-weighted assets)     $45,041     19.56%     *$18,426     *8.00%     *$23,033     *10.00%
      Tier I capital (to risk-weighted assets)     42,515     18.46      *  9,213     *4.00      * 13,820     * 6.00
      Tier I capital (to average assets)           42,515     11.98      * 14,190     *4.00      * 17,738     * 5.00

   AS OF DECEMBER 31, 2000:
      Total capital (to risk-weighted assets)     $43,496     19.59%     *$17,764     *8.00%     *$22,205     *10.00%
      Tier l capital (to risk-weighted assets)     40,999     18.46      *  8,882     *4.00      * 13,323     * 6.00
      Tier l capital (to average assets)           40,999     12.30      * 13,332     *4.00      * 16,664     * 5.00

* = greater than or equal to


Certain restrictions exist regarding the ability of the Bank to transfer funds to the Corporation in the form of cash dividends, loans or advances. At December 31, 2001, $30,595,000 of undistributed earnings of the Bank, included in the consolidated stockholders' equity, was available for distribution to the Corporation as dividends without prior regulatory approval.

In August 2000, the Board of Directors adopted a Shareholder Rights Plan and declared a dividend distribution of one right to purchase a share of the Corporation's common stock at $23.86 as adjusted for the stock dividend for each share issued and outstanding, upon the occurrence of certain events, as defined in the Plan. These rights are fully transferable and expire on August 31, 2010. The rights are not considered potential common shares for earnings per share purposes because there is no indication that any event will occur which would cause them to become exercisable.

The Corporation has a dividend reinvestment and stock purchase plan. Under the Plan, additional shares of Juniata Valley Financial Corp. may be purchased at the prevailing market prices with reinvested dividends and voluntary cash payments. To the extent that shares are not available in the open market, the Corporation has reserved 100,000 shares of common stock to be issued under the plan. At December 31, 2001, 88,846 shares were available for issuance under the Dividend Reinvestment Plan.

         JUNIATA VALLEY FINANCIAL CORP. AND ITS WHOLLY-OWNED SUBSIDIARY,
                             THE JUNIATA VALLEY BANK
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EMPLOYEE BENEFITS

Stock option plans:
     Under the 2000 Incentive Stock Option Plan, 220,000 shares of common stock, as adjusted for the stock dividend, were reserved for issuance upon the exercise of options granted or available for grant to officers and key employees of the Corporation. The plan provides that the option price per share shall not be less than the fair market value of the stock on the day the option is granted, but in no event less than the par value of such stock. Options granted are exercisable no earlier than six months after the grant and expire ten years after the date of the grant.

     Stock option transactions under the Plan were as follows:

                                                              2001
                                                              ----
                                                                   Weighted-
                                                                    Average
                                                      Options    Exercise Price
                                                      -------    --------------
         Outstanding at beginning of year                 --        $   --
            Granted                                    7,982         28.20
                                                       -----         -----

         Outstanding at end of year                    7,982        $28.20
                                                       =====        ======

         Exercisable at December 31, 2001                 --        $   --
                                                       =====        ======


     The weighted-average remaining contractual life of these options is approximately ten years.

     The Corporation applies Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" (APB 25), and related Interpretations in accounting for options granted under the Plan. Accordingly, no compensation expense has been recognized for the stock options granted. Had compensation expense for the Corporation's stock option plans been determined based on the fair value at the grant date for awards under the plan consistent with the method prescribed by FASB Statement No. 123, the Corporation's net income would have been adjusted to the pro forma amounts indicated below for the year ended December 31, 2001 (in thousands, except per share amount):

         Net income:
            As reported                               $4,642
            Pro forma                                  4,641

         Basic and diluted earnings per share:
            As reported                               $ 1.96
            Pro forma                                   1.96

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, with the following assumptions for 2001: risk-free interest rate of 4.7%, volatility of .22, dividend yield of 4.0% and an expected life of seven years. The fair value of options granted in 201 was $5.16.

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

     Information pertaining to the activity in the Plan is as follows:


                                                                 Years Ended December 31,
                                                                    2001          2000
                                                                    ----          ----
                                                                      (In Thousands)
        Change in benefit obligation:
            Benefit obligation at beginning of year                $3,561        $3,174
             Service cost                                             167           177
            Interest cost                                             253           242
            Actuarial (gain) loss                                    (192)           47
            Benefits paid                                            (132)          (79)
                                                                   ------        ------

               Benefit obligation at end of year                    3,657         3,561
                                                                   ------        ------

         Change in plan assets:
            Fair value of plan assets at beginning of year          3,189         2,932
            Actual return on plan assets                              176           107
            Employer contribution                                     204           229
            Benefits paid                                            (132)          (79)
                                                                   ------        ------

               Fair value of plan assets at end of year             3,437         3,189
                                                                   ------        ------

         Funded status                                               (220)         (372)

         Unrecognized net actuarial gain (loss)                       (49)           95
         Unrecognized net transition asset                            (21)          (22)
                                                                   ------        ------

               Accrued benefit cost                                $ (290)       $ (299)
                                                                   ======        ======


     Pension expense included the following components for the years ended December 31:


                                                                    2001          2000         1999
                                                                    ----          ----         ----
                                                                             (In Thousands)
         Service cost, benefits earned during the year             $  167       $  177       $  162
         Interest cost on projected benefit obligation                248          239          212
         Expected return on plan assets                              (239)        (219)        (202)
         Net amortization                                              (2)          (2)          (2)
                                                                   ------       ------       ------

                                                                   $  174       $  195       $  170
                                                                   ======       ======       ======

     Assumptions used in the accounting were:

                                                                    2001          2000         1999
                                                                    ----          ----         ----
         Discount rates                                               7.5%         7.5%         7.5%
         Rates of increase in compensation levels                     4.0          4.0          4.0
         Expected long-term rate of return on assets                  7.5          7.5          7.5


         JUNIATA VALLEY FINANCIAL CORP. AND ITS WHOLLY-OWNED SUBSIDIARY,
                             THE JUNIATA VALLEY BANK
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EMPLOYEE BENEFITS (CONTINUED)

Supplemental retirement plans:
     The Corporation has non-qualified supplemental retirement and split-dollar life insurance plans for directors and key employees. At December 31, 2001 and 2000, the present value of the future liability was $1,123,000 and $1,065,000, respectively. The Corporation has funded these plans through the purchase of annuities and life insurance policies, which have an aggregate cash surrender value of $2,733,000 and $970,000 at December 31, 2001 and 2000, respectively. For the years ended December 31, 2001, 2000 and 1999, $188,000, $147,000 and $152,000, respectively, was charged to expense in connection with these plans.

Deferred compensation plan:
     The Corporation has entered into deferred compensation agreements with certain directors to provide each director an additional retirement benefit, or to provide their beneficiary a benefit in the event of pre-retirement death. At December 31, 2001 and 2000, the present value of the future liability was $1,769,000 and $1,678,000, respectively. To fund the benefits under these agreements, the Corporation is the owner and beneficiary of life insurance policies on the lives of certain directors. The policies had an aggregate cash surrender value of $1,376,000 and $1,246,000 at December 31, 2001 and 2000, respectively. For the years ended December 31, 2001, 2000 and 1999, $213,000, $157,000 and $201,000,
     respectively, was charged to expense in connection with this plan.

Employee Stock Purchase Plan:
     The Corporation has an Employee Stock Purchase Plan under which employees, through payroll deductions, are able to purchase shares of stock annually. The option price of the stock purchases shall be between 85% and 100% of the fair market value of the stock on the commencement date as determined annually by the Board of Directors. The maximum number of shares which employees may purchase under the Plan is 100,000; however, the annual issuance of shares shall not exceed 5,000 shares plus any unissued shares from prior offerings. In 2001, 2000 and 1999, 1,500, 39 and 753 shares, respectively, were issued under the Plan. At December 31, 2001, 94,900 shares were reserved for issuance under the Plan.

Salary continuation plans:
     The Corporation has a non-qualified Salary Continuation Plan for key employees. At December 31, 2001 and 2000, the present value of the future liability was $342,000 and $215,000, respectively. The Corporation has funded these plans through the purchase of life insurance policies which have an aggregate cash surrender value of $5,000,000 and $1,463,000 at December 31, 2001 and 2000, respectively. For the years ended December 31, 2001, 2000 and 1999, $127,000, $74,000 and $68,000, respectively, was charged to expense in connection with these plans.

         JUNIATA VALLEY FINANCIAL CORP. AND ITS WHOLLY-OWNED SUBSIDIARY,
                             THE JUNIATA VALLEY BANK
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INCOME TAXES

The provision for federal income taxes consists of the following:


                                                 Years Ended December 31,
                                                 ------------------------
                                              2001        2000        1999
                                              ----        ----        ----
                                                     (In Thousands)

   Current                                   $1,531      $1,485      $1,417
   Deferred                                    (103)       (110)        (57)
                                             ------      ------      ------

                                             $1,428      $1,375      $1,360
                                             ======      ======      ======

A reconciliation of the statutory income tax expense computed at 34% to the income tax expense included in the statements of income is as follows:

                                                 Years Ended December 31,
                                                 ------------------------
                                              2001        2000        1999
                                              ----        ----        ----
                                                     (In Thousands)

   Federal income tax at statutory rate      $2,064      $1,959      $1,917
   Tax-exempt interest                         (583)       (656)       (775)
   Disallowance of interest expense              96         110         123
   Income on life insurance                    (128)        (41)        (33)
   Other                                        (21)          3         128
                                             ------      ------      ------

                                             $1,428      $1,375      $1,360
                                             ======      ======      ======

The income tax provision includes $-0-, $2,000, and $15,000 in 2001, 2000 and 1999, respectively, of income tax related to realized gains on sales of securities.

The net deferred tax asset in the accompanying balance sheets includes the following amounts of deferred tax assets and liabilities:


                                                                December 31,
                                                                ------------
                                                              2001        2000
                                                              ----        ----
                                                                (In Thousands)

   Deferred tax assets:
      Allowance for loan losses                              $  732      $  722
      Deferred directors' fees                                  601         571
      Pension liabilities                                       588         536
                                                             ------      ------
         Total deferred tax assets                            1,921       1,829
                                                             ------      ------
   Deferred tax liabilities:
      Bank premises and equipment                              (104)       (105)
      Securities accretion                                      (17)        (27)
      Unrealized gains on securities available for sale        (348)       (187)
                                                             ------      ------

         Total deferred tax liabilities                        (469)       (319)
                                                             ------      ------

         Net deferred tax asset                              $1,452      $1,510
                                                             ======      ======


TRANSACTIONS WITH EXECUTIVE OFFICERS AND DIRECTORS

The Bank has had banking transactions in the ordinary course of business with its executive officers, directors, and their related interests on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. At December 31, 2001 and 2000, these persons were indebted to the Bank for loans totaling $1,887,000 and $1,335,000 respectively. During 2001, loans totaling $1,886,000 were disbursed and loan repayments totaled $1,334,000.

         JUNIATA VALLEY FINANCIAL CORP. AND ITS WHOLLY-OWNED SUBSIDIARY,
                             THE JUNIATA VALLEY BANK
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

COMMITMENTS

The Bank rents equipment and branch offices under operating leases that expire through 2007. Equipment and servicing fees were $654,000, $484,000 and $485,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Rent expense, including the license fee for the branch offices was $55,000, $53,000 and $53,000 in 2001, 2000 and 1999, respectively.

Minimum future payments under all noncancellable lease and service agreements as of December 31, 2001 are as follows (in thousands):

   2002                                                             $  264
   2003                                                                265
   2004                                                                266
   2005                                                                266
   2006                                                                262
   Thereafter                                                           33
                                                                    ------

                                                                    $1,356
                                                                    ======


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

A summary of the Bank's financial instrument commitments is as follows:


                                                                December 31,
                                                                ------------
                                                              2001        2000
                                                              ----        ----
                                                                (In Thousands)

   Commitments to grant loans                               $ 2,915     $ 2,514
   Unfunded commitments under lines of credit                31,230      22,994
   Outstanding letters of credit                                765         610

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

The following information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation's assets. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation's disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Bank's financial instruments at December 31, 2001 and 2000:

o For cash, cash equivalents, interest bearing demand deposits in other banks and federal funds sold, the carrying amount is a reasonable estimate of fair value.

o For interest bearing time deposits with banks, the carrying amount is a reasonable estimate of face value.

o For securities, fair values are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable securities.

o For Federal Home Loan Bank stock, the carrying amount is a reasonable estimate of fair value.

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

         JUNIATA VALLEY FINANCIAL CORP. AND ITS WHOLLY-OWNED SUBSIDIARY,
                             THE JUNIATA VALLEY BANK
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

The estimated fair values of the Corporation's financial instruments are as follows:


                                                                                   December 31,
                                                                            2001                       2000
                                                                            ----                       ----
                                                                   CARRYING       FAIR        Carrying       Fair
                                                                    AMOUNT        VALUE        Amount        Value
                                                                    ------        -----        ------        -----
                                                                                  (In Thousands)
   Financial assets:
      Cash and due from banks                                      $ 11,571      $ 11,571     $ 10,621     $ 10,621
      Interest bearing deposits with banks                               87            87          676          676
      Interest bearing time deposits with banks                       3,590         3,590           --           --
      Federal funds sold                                                 --            --        4,400        4,400
      Securities                                                     93,275        94,098       84,386       84,113
      Federal Home Loan Bank stock                                    1,208         1,208        1,185        1,185
      Loans receivable, net of allowance                            227,998       228,451      219,819      218,695
      Accrued interest receivable                                     2,047         2,047        2,177        2,177

   Financial liabilities:
      Deposits                                                      305,468       308,981      287,220      287,960
      Short-term borrowings                                           1,275         1,275           --           --
      Accrued interest payable                                          950           950          988          988

   Off-balance sheet financial instruments:
      Commitments to extend credit                                       --            --           --           --
      Standby letters of credit                                          --            --           --           --


         JUNIATA VALLEY FINANCIAL CORP. AND ITS WHOLLY-OWNED SUBSIDIARY,
                             THE JUNIATA VALLEY BANK
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARENT COMPANY ONLY FINANCIAL INFORMATION

                                 BALANCE SHEETS



                                                            December 31,
                                                            ------------
                                                        2001            2000
                                                        ----            ----
      ASSETS                                               (In Thousands)

Cash                                                 $     7          $     2
Interest-bearing deposits with banks                     490              490
                                                     -------          -------
      Cash and cash equivalents                          497              492

Investment in Bank subsidiary                         43,138           41,348
Securities available for sale                          1,692            1,235
Other                                                     26               16
                                                     -------          -------

                                                     $45,353          $43,091
                                                     =======          =======

   LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities, other                                   $    27          $     9

Stockholders' equity                                  45,326           43,082
                                                     -------          -------

                                                     $45,353          $43,091
                                                     =======          =======


                              STATEMENTS OF INCOME


                                                                                       Years Ended December 31,
                                                                                       ------------------------
                                                                                2001            2000            1999
                                                                                ----            ----            ----
                                                                                          (In Thousands)
Dividends from Bank subsidiary                                                $ 3,090          $ 5,212         $6,758
Interest income                                                                   102               74             51
Other expenses                                                                    (66)             (72)           (30)
                                                                              -------          -------         ------

   Income before equity in undistributed net income of subsidiary               3,126            5,214          6,779

Equity in (excess of) undistributed net income of Bank subsidiary               1,516             (827)        (2,501)
                                                                              -------          -------         ------

      Net income                                                              $ 4,642          $ 4,387         $4,278
                                                                              =======          =======         ======



         JUNIATA VALLEY FINANCIAL CORP. AND ITS WHOLLY-OWNED SUBSIDIARY,
                             THE JUNIATA VALLEY BANK
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARENT COMPANY ONLY FINANCIAL INFORMATION (CONTINUED)

                            STATEMENTS OF CASH FLOWS


                                                                                       Years Ended December 31,
                                                                                       ------------------------
                                                                                2001            2000            1999
                                                                                ----            ----            ----
                                                                                          (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                 $ 4,642          $ 4,387         $4,278
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Distributions in excess of (undistributed) net income
           of Bank subsidiary                                                  (1,516)             827          2,501
      (Increase) decrease in other assets                                         (10)              42            (22)
      Increase (decrease) in other liabilities                                     18                7             --
                                                                              -------          -------         ------

         Net cash provided by operating activities                              3,134            5,263          6,757
                                                                              -------          -------         ------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of available for sale securities                                    (622)            (640)          (470)
   Proceeds from maturities of available for sale securities                      200              200             --
                                                                              -------          -------         ------

         Net cash used in investing activities                                   (422)            (440)          (470)
                                                                              -------          -------         ------

CASH FLOWS FROM FINANCING ACTIVITIES
   Dividends paid and cash paid in lieu of fractional shares                   (1,904)          (2,935)        (2,935)
   Purchase of treasury stock                                                  (1,189)          (2,276)        (3,823)
   Treasury stock issued                                                          181              386            469
   Stock issued under employee stock purchase plan                                 32               --             --
   Stock issued under dividend reinvestment plan                                  173               --             --
                                                                              -------          -------         ------

         Net cash used in financing activities                                 (2,707)          (4,825)        (6,289)
                                                                              -------          -------         ------

         Increase (decrease) in cash and cash equivalents                           5               (2)            (2)

Cash and cash equivalents:
   Beginning                                                                      492              494            496
                                                                              -------          -------         ------

   Ending                                                                     $   497          $   492         $  494
                                                                              =======          =======         ======


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

     Please contact:

                                Ms. Judy Robinson
                             The Juniata Valley Bank
                                   P.O. Box 66
                             Mifflintown, PA 17059