Form 10-Q
period 2002-03-31
JUNIATA VALLEY FINANCIAL CORP
filed 2002-05-09
CIK 714712

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended  March 31, 2002
                                --------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                              -----------------------    -----------------------

Commission File Number                          2-81699
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

                                 (717) 436-8211
 -------------------------------------------------------------------------------
               (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                          Outstanding as of April 30, 2002
---------------------------------        ---------------------------------------
  Common Stock ($1.00 par value)                    2,337,291 shares

                 JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
                 ---------------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                     ASSETS
                                     ------

                                                     March  31,  December 31,
                                                       2002          2001
                                                     ----------  ------------
                                                         (In thousands)

                                                    (Unaudited)

Cash and due from banks                              $   9,031    $  11,571
Interest bearing deposits with banks                        95           87
Federal funds sold                                       7,000           --
                                                     ---------    ---------

    Total cash and cash equivalents                     16,126       11,658

Interest bearing time deposits with banks                3,590        3,590
Securities available for sale                           53,641       54,663
Securities held to maturity, fair value
  $37,252 and $39,435, respectively                     36,598       38,612
Federal home loan bank stock                             1,208        1,208
Loans receivable net of allowance for loan
  losses $2,577 and $2,526, respectively               227,089      227,998
Bank premises and equipment, net                         5,973        6,068
Bank-owned life insurance                                6,883        6,796
Accrued interest receivable and other assets             7,100        6,164
                                                     ---------    ---------

    TOTAL ASSETS                                     $ 358,208    $ 356,757
                                                     =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Liabilities:
      Deposits:
        Non-interest bearing                         $  39,451    $  38,089
        Interest bearing                               267,439      267,379
                                                     ---------    ---------

    Total deposits                                     306,890      305,468

 Short-term borrowings                                      --        1,275
 Accrued interest payable
      and other liabilities                              5,157        4,688
                                                     ---------    ---------

    Total liabilities                                  312,047      311,431
                                                     ---------    ---------

Stockholders' Equity:
  Preferred stock, no par value; 500,000 shares
    authorized; no shares issued or outstanding             --           --
  Common stock, par value $1.00 per share;
    authorized 20,000,000 shares;  issued
    2,372,934 shares                                     2,373        2,373
  Surplus                                               20,221       20,221
  Retained earnings                                     24,014       22,679
  Accumulated other comprehensive income                   416          676
  Treasury stock, at cost 2002 30,346 shares;
        2001 21,934 shares                                (863)        (623)
                                                     ---------    ---------

    Total stockholders' equity                          46,161       45,326
                                                     ---------    ---------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 358,208    $ 356,757
                                                     =========    =========

                 JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
                 ---------------------------------------------
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
                                  (Unaudited)


                                                  For the Quarter Ended
                                                 -----------------------
                                                  March 31,    March 31,
                                                    2002         2001
                                                 ----------   ----------
                                         (In thousands, except per share amount)
INTEREST INCOME:

  Loans receivable                               $    4,697   $    5,067
  Taxable securities                                    724          647
  Tax-exempt securities                                 386          380
  Other                                                  43          217
                                                 ----------   ----------
    Total interest income                             5,850        6,311

INTEREST EXPENSE:                                     2,424        3,073
                                                 ----------   ----------
  Net interest income                                 3,426        3,238

PROVISION FOR LOAN LOSSES:                               75           60
                                                 ----------   ----------
  Net interest income, after
    provision for loan losses                         3,351        3,178

OTHER INCOME:

  Trust department                                      118          100
  Customer service fees                                 154          148
  Other                                                 233          118
                                                 ----------   ----------
    Total other income                                  505          366
                                                 ----------   ----------
OTHER EXPENSES:

  Salaries and wages                                    903          897
  Employee benefits                                     316          304
  Occupancy                                             157          137
  Equipment                                             296          306
  Director compensation                                  86           84
  Taxes, other than income                              127          121
  Other                                                 304          311
                                                 ----------   ----------
    Total other expenses                              2,189        2,160

INCOME BEFORE INCOME TAXES:                           1,667        1,384

FEDERAL INCOME TAXES:                                   332          294
                                                 ----------   ----------
  Net income                                     $    1,335   $    1,090
                                                 ==========   ==========

  Basic and diluted earnings per share           $      .57   $      .46
                                                 ==========   ==========
  Weighted average number of
    shares outstanding                            2,346,396    2,372,138
                                                 ==========   ==========

                                                                              4.

                  JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
                  ---------------------------------------------
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 ----------------------------------------------
                   FOR THE THREE MONTHS ENDED MARCH 31, 2002
                   -----------------------------------------

                                  (Unaudited)


                                                                       Accumulated
                                                                          Other
                                    Common               Retained   Treasury Comprehensive
                                     Stock     Surplus   Earnings     Stock      Income       Total
                                   --------   --------   --------   --------    --------    --------
                                                             (In thousands)

BALANCE,
  December 31, 2001                $  2,373   $ 20,221   $ 22,679   $   (623)   $    676    $ 45,326
                                                                                            --------

Net income for the
  three months ended
  March 31, 2002                         --         --      1,335         --          --       1,335

Change in unrealized
  gains (losses) on
  securities available
  for sale, net of
  reclassification
  adjustment and tax
  effects                                --         --         --         --        (260)       (260)
                                                                                            --------


    Total Comprehensive Income                                                                 1,075
                                                                                            --------

Treasury stock acquired                  --         --         --       (240)         --        (240)
                                   --------   --------   --------   --------    --------    --------

Balance March 31, 2002             $  2,373   $ 20,221   $ 24,014   $   (863)   $    416    $ 46,161
                                   ========   ========   ========   ========    ========    ========



                  JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
                  ---------------------------------------------
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 ----------------------------------------------
                   FOR THE THREE MONTHS ENDED MARCH 31, 2001
                   -----------------------------------------

                                  (Unaudited)



                                                                       Accumulated
                                                                          Other
                                    Common               Retained   Treasury Comprehensive
                                     Stock     Surplus   Earnings     Stock      Income       Total
                                   --------   --------   --------   --------    --------    --------
                                                             (In thousands)

BALANCE,
  December 31, 2000                $  2,332   $ 20,398    $ 25,117   $ (5,132)   $    367    $ 43,082
                                                                                             --------

Net income for the
  three months ended
  March 31, 2001                         --         --      1,090         --          --       1,090

Change in unrealized
  gains (losses) on
  securities available
  for sale, net of
  reclassification
  adjustment and tax
  effects                                --         --         --         --         130         130
                                                                                            --------


    Total Comprehensive Income                                                                 1,220
                                                                                            --------


10% Stock dividend declared              32       (373)    (5,186)     5,517          --         (10)
Treasury stock acquired                  --         --         --       (385)         --        (385)
                                   --------   --------    --------  --------    --------    --------

Balance March 31, 2001             $  2,364   $ 20,025    $ 21,021  $     --    $    497    $ 43,907
                                   ========   ========    ========  ========    ========    ========


                 JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
                 ---------------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents

                                                      For the Three Months Ended
                                                      --------------------------
                                                         March 31,   March 31,
                                                            2002        2001
                                                         --------    --------
                                                            (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                             $  1,335    $  1,090
  Adjustments to reconcile net income to net
    cash provided by operating activities:
  Provision for loan losses                                    75          60
  Provision for depreciation                                  112          88
  Net amortization on securities premium                       34          63
  Deferred directors' fees and supplemental
    retirement plan expense                                   151          79
  Payment of deferred compensation                            (67)        (56)
  Deferred income taxes                                       (43)        (35)
  Increase in accrued interest receivable and
    other assets                                             (758)       (208)
  Increase in interest payable and other liablities           385         266
  Increase in investment life insurance                       (87)        (48)
                                                         --------    --------

    Net cash provided by operating activities               1,137       1,299
                                                         --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of available for sale securities               (7,590)     (7,000)
  Proceeds from maturities of and principal
    repayments on available for sale securities             8,212       4,957
  Proceeds from maturities of and principal
    repayments on held to maturity securities               1,986      11,581
  Net (increase) decrease in loans receivable                 833        (829)
  Net purchases of bank premises and equipment                (18)       (139)
  Purchase of life insurance                                   --      (5,000)
                                                         --------    --------

    Net cash used in investing activities                   3,423       3,570
                                                         --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                  1,423       5,904
  Net decrease in short-term borrowings                    (1,275)         --
  Cash paid for fractional shares                              --         (11)
  Purchase of treasury stock                                 (240)       (385)
                                                         --------    --------

    Net cash used in financing activities                     (92)      5,508
                                                         --------    --------

      Increase (decrease) in cash and cash equivalents      4,468      10,377

CASH AND CASH EQUIVALENTS:
  Beginning                                                11,658      15,697
                                                         --------    --------

  Ending                                                 $ 16,126    $ 26,074
                                                         ========    ========

CASH PAYMENTS FOR:
  Interest                                               $  2,570    $  3,090
                                                         ========    ========

NOTE A  - Basis of Presentation

The financial information includes the accounts of Juniata Valley Financial Corp. and its wholly owned subsidiary, The Juniata Valley Bank. All significant intercompany accounts and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three-month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in Juniata Valley Financial Corp. annual report on Form 10-K for the year ended December 31, 2001.


NOTE B  - Accounting Standards

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

In June of 2001, the Financial Accounting Standards Board issued Statement No. 143, "Accounting for Asset Retirement Obligations", which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement will become effective for the Bank on January 1, 2003.

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

The components of other comprehensive income and related tax affects are as follows:

                                                Three Months Ended March 31,
                                                      2002        2001
                                                      ----        ----
                                                       (In thousands)

Unrealized holding gains (losses)                    $(394)      $ 199
  on available for sale securities

Less classification adjustment
  for gains realized in income                          --          --
                                                     -----       -----
Net unrealized gains (losses)                         (394)        199

Tax effect                                            (134)         69
                                                     -----       -----
  Net of tax amount                                  $(260)      $ 130
                                                     =====       =====

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


Financial Condition:

Total assets of Juniata Valley Financial Corp. totaled $358,208,000 as of March 31, 2002, an increase of $1,451,000 or .41% from December 31, 2001. This increase is a result of the increase in deposits of $1,423,000. These deposits were offset by the decrease in short-term borrowings of $1,275,000. Loan demand has been weak since the third quarter of 2001. Loans have declined by $833,000 in the first quarter of 2002. Some of the decrease in loan demand can be attributed to consumers uncertainty of the market place and their reluctance to take on more debt. Finding suitable investment securities that fit the investment policy guidelines continues to be a struggle. From January 1 to March 31, 2002, proceeds from called and matured securities exceeded purchases by $2,608,000. All of this resulted in an increase in cash and cash equivalents of $4,468,000.

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

Management is not aware of any current recommendations of the regulatory authorities which, if implemented, would have a material effect on the Corporation's liquidity, capital resources, or operations.

Results of Operations:

Interest income decreased $461,000 or 7.30% for the three months of 2002 over 2001. The decrease for interest income on loans of $370,000 is because of a decline in rates and volume. The increase in interest income for securities of $83,000 is due to higher volume in the first quarter in 2002 over 2001. The decline in other interest income of $174,000 is due to a decline in the dollar amount of federal funds sold. Since November 2001 management has made an effort to keep federal funds to a minimum by purchasing time certificate of deposits in other banks. Interest expense decreased by $649,000 or 21.12% for the first three months of 2002 over 2001. Interest income and expense for the first three months ended March 31, 2002, versus 2001, reflect the declining interest rate environment for both interest earning assets and interest bearing liabilities. This resulted in an increase in net interest income of $188,000 or 5.81% for the three months ended March 31, 2002.

The increase in the allowance for loan losses is based upon quarterly loan portfolio reviews by management and a committee of the Board. The purpose of the review is to assess loan quality, identify impaired loans, analyze delinquencies, ascertain loan growth, evaluate potential charge-offs and recoveries and assess general economic conditions in the market served. Net charge-offs at March 31, 2002 were $24,000 compared to $44,000 at March 31, 2001. Past due and nonaccrual loans at March 31, 2002 were $3,617,000. At March 31, 2001, this amount for past due and nonaccrual loans was $2,463,000. Depending upon the state of the economy and the impact thereon to these borrowers, as well as future events, these loans and others not currently so identified could be classified as non-performing assets in the future. The increase in the provision is not reflective of a decline in underwriting standards or potential problem loans.

Other income has increased $139,000 or 37.98% for the first three months of 2002 over 2001. Trust department income has increased $18,000, customer service fees have increased $6,000, and other income has increased $115,000. The increase in trust department income is a result of estate settlements in the first quarter of 2002 over 2001. The increase in customer service fees is a result of higher transaction volume as opposed to an increase in fees. The other category increase can be attributed to a bank owned life insurance which added $39,000 in 2002 over 2001, an increase in mutual fund commissions of $32,000, and an increase of $9,000 in credit card interchange fees.

Other expenses increased $29,000 or 1.34% for the quarter ended March 31, 2002 over 2001. The $6,000 increase in salary and wages for the quarter ended March 31, 2002, compared to 2001, can be attributed to normal merit increases. The $12,000 increase in employee benefits is reflective of increases in the costs as opposed to additional benefits. The $20,000 increase in occupancy is a result of increased costs for the financial center. The $10,000 decrease in equipment cost is from the renegotiation of a computer processing contract. The $2,000 increase in director's fees is from a retirement plan which is funded by the bank owned life insurance mentioned above. The $6,000 increase in taxes, other than income is an increase in Pennsylvania Bank Shares Tax. The $7,000 decrease in other expenses can be attributed to management's concerted effort to keep expenses to a minimum. The increase in federal income taxes is due to increased income.

All of these factors combined have contributed to an increase in net income of $245,000 or 22.48% for the first quarter ended March 31, 2002 over 2001.

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

As of March 31, 2002, the Corporation had a six-month negative gap of $12,549,000. Generally a liability sensitive position indicates that more liabilities than assets are expected to reprice within the time period and that falling interest rates could positively affect net interest income while rising interest rates could negatively affect net interest income. However, the traditional analysis does not accurately reflect the Bank's interest rate sensitivity since the rates on core deposits generally do not change as quickly as market rates. Historically net interest income has, in fact, not been subject to the degree of sensitivity indicated by the traditional analysis at The Juniata Valley Bank.

Capital Adequacy:

The Bank's regulatory capital ratios for the periods presented are as follows:

Risk Weighted Assets Ratio:
                                         Actual                Required
                                         ------                --------
                                   March 31, December 31, March 31, December 31,
                                     2002       2001        2002       2001
                                   --------  -----------  --------- -----------

TIER I                              18.88%     18.46%       4.0%       4.0%
TIER I & II                         20.00%     19.56%       8.0%       8.0%

Total Assets Leveraged Ratio:

TIER I                              12.34%     11.98%       4.0%       4.0%

At March 31, 2002, the Corporation and the Bank exceed the regulatory requirements to be considered a "well capitalized" financial institution.


Quantitative and Qualitative Disclosures About Market Risk:

From January 1, 2001 to December 31, 2001, the Federal Reserve has lowered the federal funds rate nine times by 425 basis points. We are currently in the lowest interest rate environment in 40 years. Net interest margin for the Bank was 4.06% at March 31, 2001, and decreased to 3.92% at March 31, 2002. Because of the extent to which rates have declined, the Bank has become more sensitive to future rate declines and expects added compression of the net interest margin. Currently, the Bank has 27.72% of its deposits in NOW, money market and savings accounts, which it considers core deposits. These type of interest bearing deposit accounts carry lower rates relative to other types of deposits. Because of this, these accounts have contributed significantly to the net interest margin. However, there is an ultimate floor to which the rates on these accounts can fall. Under current conditions, the inability to further decrease these deposits rates while loan and other earning assets continue to drop and re-price at lower rates will result in further compression of the net interest margin. The added risk in this interest rate environment is that as the rates on the core deposits bottom-out, investors could migrate to other types of accounts paying higher rates. The last financial simulation performed by the Bank as of December 31, 2001, showed a possible decline in net interest income of $322,000 in a -200 basis point rate shock over a one year period. This reflected a change in the assumptions that the rates on NOW and savings account would remain constant in a +/-200 basis point rate shock. The net interest income at risk position remains within the guidelines established by the Bank's asset/liability policy. The Bank continues to monitor and manage its rate sensitivity during these unusual times.

No material change has been noted in the Bank's equity value at risk. Please refer to the Annual Report on Form 10-K as of December 31, 2001, for further discussion of this matter.

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


                                                 Juniata Valley Financial Corp.
         (Registrant)

Date                                          By
    -------------------------------              -------------------------------
                                                 Francis J. Evanitsky, President



 Date                                         By
    -------------------------------              -------------------------------
                                                 Linda L. Engle, Treasurer