Form 10-Q
period 2002-06-30
JUNIATA VALLEY FINANCIAL CORP
filed 2002-08-05
CIK 714712

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT 1934

For the quarterly period ended  June 30, 2002
                                -------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                      to
                              ---------------------    ---------------------

Commission File Number                           2-81699
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                            Outstanding as of July 31, 2002
-----------------------------------     ----------------------------------------
  Common Stock ($1.00 par value)                     2,329,366 shares


                                                                              2.

                 JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
                 ---------------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                     ASSETS
                                     ------

                                                              June 30,   December 31,
                                                                2002        2001
                                                             ---------    ---------
                                                                 (In thousands)

                                                            (Unaudited)

Cash and due from banks                                      $  10,640    $  11,571
Interest bearing deposits with banks                               507           87
Federal funds sold                                               4,700           --
                                                             ---------    ---------

     Total cash and cash equivalents                            15,847       11,658

Interest bearing time deposits with banks                        3,990        3,590
Securities available for sale                                   58,443       54,663
Securities held to maturity, fair value
   $36,970 and $39,435, respectively                            36,057       38,612
Federal home loan bank stock                                     1,236        1,208
Loans receivable net of allowance for loan
   losses $2,633 and $2,526, respectively                      230,623      227,998
Bank premises and equipment, net                                 5,877        6,068
Bank-owned life insurance                                        6,970        6,796
Accrued interest receivable and other assets                     6,787        6,164
                                                             ---------    ---------

     TOTAL ASSETS                                            $ 365,830    $ 356,757
                                                             =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Liabilities:
       Deposits:
         Non-interest bearing                                $  39,172    $  38,089
         Interest bearing                                      274,852      267,379
                                                             ---------    ---------

     Total deposits                                            314,024      305,468

Short-term borrowings                                               --        1,275
Accrued interest payable
   and other liabilities                                         4,813        4,688
                                                             ---------    ---------

     Total liabilities                                         318,837      311,431
                                                             ---------    ---------

Stockholders' Equity:
 Preferred stock, no par value; 500,000 shares
   authorized; no shares issued or outstanding                      --           --
 Common stock, par value $1.00 per share;
   authorized 20,000,000 shares; issued
   2,372,934 shares                                              2,373        2,373
 Surplus                                                        20,211       20,221
 Retained earnings                                              24,340       22,679
 Accumulated other comprehensive income                          1,103          676
 Treasury stock, at cost 2002 36,274 shares;
   2001 21,934 shares                                           (1,034)        (623)
                                                             ---------    ---------

     Total stockholders' equity                                 46,993       45,326
                                                             ---------    ---------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $ 365,830    $ 356,757
                                                             =========    =========

                                                                              3.

                      JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
                      ---------------------------------------------
                             CONSOLIDATED STATEMENTS OF INCOME
                             ---------------------------------
                                       (Unaudited)

                                           For the Quarter Ended      For Six Months Ended
                                          -----------------------   -----------------------
                                           June 30,     June 30,     June 30,     June 30,
                                             2002         2001         2002         2001
                                          ----------   ----------   ----------   ----------
                                                 (In thousands, except per share amount)

INTEREST INCOME:

   Loans receivable                       $    4,738   $    5,071   $    9,434   $   10,138
   Taxable securities                            716          601        1,441        1,247
   Tax-exempt securities                         389          400          775          780
   Other                                          56          100           99          317
                                          ----------   ----------   ----------   ----------

     Total interest income                     5,899        6,172       11,749       12,482

INTEREST EXPENSE:                              2,305        3,073        4,728        6,146
                                          ----------   ----------   ----------   ----------

   Net interest income                         3,594        3,099        7,021        6,336

PROVISION FOR LOAN LOSSES:                        75           60          150          120
                                          ----------   ----------   ----------   ----------

   Net interest income, after
     provision for loan losses                 3,519        3,039        6,871        6,216
                                          ----------   ----------   ----------   ----------

OTHER INCOME:

   Trust department                               80          123          198          223
   Customer service fees                         172          163          326          311
   Other                                         265          277          498          395
                                          ----------   ----------   ----------   ----------

     Total other income                          517          563        1,022          929
                                          ----------   ----------   ----------   ----------

OTHER EXPENSES:

   Salaries and wages                            915          866        1,818        1,763
   Employee benefits                             324          300          641          604
   Occupancy                                     166          132          323          269
   Equipment                                     306          294          602          600
   Director compensation                          86          100          171          184
   Taxes, other than income                      125          121          252          242
   Other                                         363          332          667          643
                                          ----------   ----------   ----------   ----------

     Total other expenses                      2,285        2,145        4,474        4,305
                                          ----------   ----------   ----------   ----------

INCOME BEFORE INCOME TAXES:                    1,751        1,457        3,419        2,840

FEDERAL INCOME TAXES:                            421          297          753          591
                                          ----------   ----------   ----------   ----------

   Net income                             $    1,330   $    1,160   $    2,666   $    2,249
                                          ==========   ==========   ==========   ==========


   Basic and diluted earnings per share   $      .57   $      .49   $     1.14   $      .95
                                          ==========   ==========   ==========   ==========

   Weighted average number of
     shares outstanding                    2,338,052    2,369,189    2,342,201    2,370,655
                                          ==========   ==========   ==========   ==========


                         JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
                         ---------------------------------------------
                        CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        ----------------------------------------------
                            FOR THE SIX MONTHS ENDED JUNE 30, 2002
                            --------------------------------------

                                         (Unaudited)



                                                             Accumulated
                                                                Other
                                   Common                Retained   Comprehensive Treasury
                                    Stock     Surplus    Earnings       Income      Stock       Total
                                   ------     -------    --------   ------------- --------      -----
                                                              (In thousands)


BALANCE,
   December 31, 2001              $  2,373   $ 20,221    $ 22,679      $    676   $   (623)   $ 45,326
                                                                                              --------
Net income for the
   six months ended
   June 30, 2002                        --         --       2,666            --         --       2,666

Change in unrealized
   gains (losses) on
   securities available
   for sale, net of
   reclassification
   adjustment and tax
   effects                              --         --          --           427         --         427
                                                                                              --------

     Total Comprehensive Income                                                                  3,093
                                                                                              --------

Cash dividends, $.43 per share          --         --      (1,005)           --         --      (1,005)

Treasury stock issued for
   dividend reinvestment plan
   (7,088 shares)                       --         --          --            --        201         201

Treasury stock issued for
   employee stock purchase plan
   (2,296 shares)                       --        (10)         --            --         65          55

Treasury stock acquired                 --         --          --            --       (677)       (677)
                                  --------   --------    --------      --------   --------    --------

Balance June 30, 2002             $  2,373   $ 20,211    $ 24,340      $  1,103   $ (1,034)   $ 46,993
                                  ========   ========    ========      ========   ========    ========


                         JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
                         ---------------------------------------------
                        CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        ----------------------------------------------
                            FOR THE SIX MONTHS ENDED JUNE 30, 2001
                            --------------------------------------

                                         (Unaudited)



                                                             Accumulated
                                                                Other
                                   Common                Retained   Comprehensive Treasury
                                    Stock     Surplus    Earnings       Income      Stock       Total
                                   ------     -------    --------   ------------- --------      -----
                                                              (In thousands)


BALANCE,
   December 31, 2000              $  2,332   $ 20,398    $ 25,117      $    367   $ (5,132)   $ 43,082
                                                                                              --------
Net income for the
   six months ended
   June 30, 2001                        --         --       2,249            --         --       2,249

Change in unrealized
   gains (losses) on
   securities available
   for sale, net of
   reclassification
   adjustment and tax
   effects                              --         --          --           169         --         169
                                                                                              --------


     Total Comprehensive Income                                                                  2,418
                                                                                              --------

Cash dividends, $.39 per share          --         --        (922)           --         --        (922)

Stock issued under dividend
   reinvestment plan                     7        166          --            --         --         173

Stock issued under employee
  stock purchase plan                    2         31          --            --         --          33

10% Stock dividend declared             32       (373)     (5,187)           --      5,517         (11)

Treasury stock acquired                 --         --          --            --       (385)       (385)
                                  --------   --------    --------      --------   --------    --------

Balance June 30, 2001             $  2,373   $ 20,222    $ 21,257      $    536   $     --    $ 44,388
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

                                                        For the Six Months Ended
                                                        ------------------------
                                                         June 30,    June 30,
                                                           2002         2001
                                                         --------    --------
                                                             (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                            $  2,666    $  2,249
   Adjustments to reconcile net income to net
    cash provided by operating activities:
   Provision for loan losses                                  150         120
   Provision for depreciation                                 223         182
   Net amortization on securities premium
                                                               84         110
   Deferred directors' fees and supplemental
    retirement plan expense                                   328         180
   Earnings on life insurance                                (175)       (153)
   Payment of deferred compensation                          (155)       (117)
   Deferred income taxes                                      (82)        (79)
   Increase in accrued interest receivable and
    other assets                                             (761)       (179)
   Decrease in interest payable and other liabilities         (47)        (72)
                                                         --------    --------

     Net cash provided by operating activities              2,231       2,241
                                                         --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net increase in interest bearing time deposits            (400)         --
   Purchases of available for sale securities             (17,830)    (20,132)
   Purchase FHLB stock                                        (28)        (22)
   Proceeds from maturities of and principal
    repayments on available for sale securities            14,666       8,828
   Purchase of held to maturity securities                   (498)         --
   Proceeds from maturities of and principal
    repayments on held to maturity securities               3,002      11,981
   Net increase in loans receivable                        (2,776)     (5,250)
   Net purchases of bank premises and equipment               (33)       (293)
   Purchase of life insurance                                  --      (5,000)
                                                         --------    --------

     Net cash used in investing activities                 (3,897)     (9,888)
                                                         --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits                                 8,556      11,107
   Net decrease in short-term borrowings                   (1,275)         --
   Cash dividends and cash paid for fractional shares      (1,005)       (933)
   Purchase of treasury stock                                (677)       (385)
   Stock issued for dividend reinvestment and employee
    stock purchase plan                                       256         206
                                                         --------    --------

     Net cash  provided in financing activities             5,855       9,995
                                                         --------    --------

       Increase in cash and cash equivalents                4,189       2,348

CASH AND CASH EQUIVALENTS:
   Beginning                                               11,658      15,697
                                                         --------    --------

   Ending                                                $ 15,847    $ 18,045
                                                         ========    ========
CASH PAYMENTS FOR:
   Interest                                              $  4,863    $  6,111
                                                         ========    ========

   Income Taxes                                          $    890    $    675
                                                         ========    ========

NOTE A - Basis of Presentation

The financial information includes the accounts of Juniata Valley Financial Corp. and its wholly owned subsidiary, The Juniata Valley Bank. All significant intercompany accounts and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the six-month period ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in Juniata Valley Financial Corp. annual report on Form 10-K for the year ended December 31, 2001.


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

Adoption of this Statement is not expected to have a material impact on the Bank's financial condition or results of operations.

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

The components of other comprehensive income and related tax affects are as follows:

                                                      Six Months Ended June 30,
                                                      -------------------------
                                                        2002            2001
                                                        ----            ----
                                                             (In thousands)

Unrealized holding gains (losses)
   on available for sale securities                    $ 648           $ 257

Less classification adjustment
   for gains realized in income                           --              --
                                                       -----           -----

Net unrealized gains (losses)                            648             257

Tax effect                                               221              88
                                                       -----           -----

   Net of tax amount                                   $ 427           $ 169
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


Financial Condition:

Total assets of Juniata Valley Financial Corp. totaled $365,830,000 as of June 30, 2002, an increase of $9,073,000 or 2.54% from December 31, 2001. This increase is a result of the increase in deposits of $8,556,000. Some of the increase in deposits was created by the uncertainty in the capital markets; customers do not know where to hold their money until the markets improve. These deposits were used to fund the increase in loan demand of $2,776,000 and to pay for the decrease in short-term borrowings of $1,275,000. Also the increase in deposits was used for purchases of investment securities which exceeded maturity proceeds by $1,088,000, and provide stockholders with a cash dividend payment of $1,005,000. All of this resulted in an increase in cash and cash equivalents of $4,189,000.

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

Results of Operations:

Interest income decreased $733,000 or 5.87% for the six months of 2002 over 2001. For the quarter the decrease was $273,000 or 4.42%. The decrease for interest income on loans for six months of $704,000 is because of a decline in rates. The increase in interest income for taxable securities of $194,000 is due to higher volume in the first six months in 2002 over 2001. Tax-exempt securities had a decrease of $5,000 over the same period. The decline in interest income other of $218,000 is a decline in the dollar amount of federal funds sold. Since November 2001 management has made an effort to keep federal funds to a minimum by purchasing time certificate of deposits in other banks. Interest expense decreased by $1,418,000 or 23.07% for the first six months of 2002 over 2001 and $768,000 or 24.99% for the quarter. Interest income and expense for the first six months ended June 30, 2002, versus 2001, reflect the declining interest rate environment for both interest earning assets and interest bearing liabilities. This resulted in an increase in net interest income of $685,000 or 10.81% for the six months ended June 30, 2002 and $495,000 or 15.97% for the quarter.

The increase in the allowance for loan losses is based upon quarterly loan portfolio reviews by management and a committee of the Board. The purpose of the review is to assess loan quality, identify impaired loans, analyze delinquencies, ascertain loan growth, evaluate potential charge-offs and recoveries and assess general economic conditions in the market served. Net charge-offs at June 30, 2002, were $43,000 compared to $88,000 at June 30, 2001. Past due and nonaccrual loans at June 30, 2002, were $3,356,000. At June 30, 2001, this amount for past due and nonaccrual loans was $3,158,000. Depending upon the state of the economy and the impact thereon to these borrowers, as well as future events, these loans and others not currently so identified could be classified as non-performing assets in the future. The increase in the provision is not reflective of a decline in underwriting standards or potential problem loans.

Other income has increased $93,000 or 10.01% for the first six months of 2002 over 2001. For the quarter ended June 30, 2002, there has been a decline of $46,000 or 8.17%. Trust department income has decreased $25,000, customer service fees have increased $15,000, and other income has increased $103,000. The decrease in trust department income is a result of estate settlements in 2001 over 2002. The increase in customer service fees is a result of higher transaction volume as opposed to an increase in fees. The other category increase can be attributed to a bank owned life insurance which added $25,000 in 2002 over 2001, an increase in mutual fund commissions of $68,000, and an increase of $11,000 in credit card interchange fees.

Other expenses increased $169,000 or 3.93% for the first six months ended June 30, 2002 over 2001 and $140,000 or 6.53% for the quarter. The $55,000 increase in salary and wages for the first six months ended June 30, 2002, compared to 2001, can be attributed to normal merit increases. The $37,000 increase in employee benefits is reflective of increases in the costs as opposed to additional benefits. The $54,000 increase in occupancy is a result of increased costs for the financial center that was occupied in December 2000. The small increase of $2,000 in equipment cost is from the renegotiation of a computer processing contract. The $13,000 decrease in director's fees is from a retirement plan which is now fully funded. The $10,000 increase in taxes, other than income is an increase in Pennsylvania Bank Shares Tax. The $24,000 increase in other expenses can be attributed to $12,000 consulting service fees and $12,000 of legal fees for loan collection. The increase in federal income taxes is due to increased income.

All of these factors combined have contributed to an increase in net income of $417,000 or 18.54% for the first six months ended June 30, 2002 over 2001 and $170,000 or 14.66% for the quarter.

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

As of June 30, 2002, the Corporation had a six-month negative gap of $18,697,000. Generally a liability sensitive position indicates that more liabilities than assets are expected to reprice within the time period and that falling interest rates could positively affect net interest income while rising interest rates could negatively affect net interest income. However, the traditional analysis does not accurately reflect the Bank's interest rate sensitivity since the rates on core deposits generally do not change as quickly as market rates. Historically net interest income has, in fact, not been subject to the degree of sensitivity indicated by the traditional analysis at The Juniata Valley Bank.

Capital Adequacy:

The Bank's regulatory capital ratios for the periods presented are as follows:

Risk Weighted Assets Ratio:

                                         Actual                Required
                                         ------                --------
                                  June 30,  December 31,  June 30,  December 31,
                                    2002        2001        2002        2001
                                  --------  ------------  --------  ------------
TIER I                             18.64%      18.46%       4.0%        4.0%
TIER I & II                        19.77%      19.56%       8.0%        8.0%

Total Assets Leveraged Ratio:

TIER I                             12.17%      11.98%       4.0%        4.0%

At June 30, 2002, the Corporation and the Bank exceed the regulatory requirements to be considered a "well capitalized" financial institution.


Quantitative and Qualitative Disclosures About Market Risk:

From January 1, 2001 to December 31, 2001, the Federal Reserve has lowered the federal funds rate eight times by 425 basis points. We are currently in the lowest interest rate environment in 40 years. Net interest margin for the Bank was 4.34% at June 30, 2001 and increased to 4.44% at June 30, 2002. Because of the extent to which rates have declined this year, the Bank has become more sensitive to future rate declines and expects added compression of the net interest margin. Currently, the Bank has 28.09% of its deposits in NOW, money market and savings accounts, which it considers core deposits. These type of interest bearing deposit accounts carry lower rates relative to other types of deposits. Because of this, these accounts have contributed significantly to the net interest margin. However, there is an ultimate floor to which the rates on these accounts can fall. Under current conditions, the inability to further decrease these deposits rates while loan and other earning assets continue to drop and reprice at lower rates will result in further compression of the net interest margin. The added risk in this interest rate environment is that as the rates on the core deposits bottom-out, investors could migrate to other types of accounts paying higher rates. The last financial simulation performed by the Bank as of March 31, 2002, showed a possible decline in net interest income of $348,000 in a -200 basis point rate shock over a one year period. This reflected a change in the assumptions that the rates on NOW and savings accounts would remain constant in a +/-200 basis point rate shock. The net interest income at risk position remains within the guidelines established by the Bank's asset/liability policy. The Bank continues to monitor and manage its rate sensitivity during these unusual times.

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

   Item 1.     Legal Proceedings
               None

   Item 2.     Changes in Securities
               None

   Item 3.     Defaults Upon Senior Securities
               Not applicable

   Item 4.     Submission of Matters to a Vote of Security Holder
               None

   Item 5.     Other information
               None

   Item 6.     Exhibits
               None

               Form 8-K
               None


This report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. Sections 78m or 78o(d)), and the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of the issuer.


                                          Juniata Valley Financial Corp.
               (Registrant)

Date                                   By
     --------------------------------     -------------------------------------
                                          Francis J. Evanitsky, President



Date                                   By
     --------------------------------     -------------------------------------
                                          Linda L. Engle, Treasurer