Form 10-Q
period 2002-09-30
JUNIATA VALLEY FINANCIAL CORP
filed 2002-11-13
CIK 714712

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended September 30, 2002
                               ------------------

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                        Outstanding as of October 31, 2002
----------------------------------        ----------------------------------
  Common Stock ($1.00 par value)                   2,305,997 shares

Part I.

Item 1.                                                                       2.

                 JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
                 ---------------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                     ASSETS
                                     ------

                                                   September  30,   December 31,
                                                        2002             2001
                                                   --------------   ------------
                                                            (In thousands)

                                                   (Unaudited)

     Cash and due from banks                       $  11,467          $  11,571
     Interest bearing deposits with banks                109                 87
     Federal funds sold                                7,000                 --
                                                   ---------          ---------

           Total cash and cash equivalents            18,576             11,658

     Interest bearing time deposits with banks         3,990              3,590
     Securities available for sale                    65,183             54,663
     Securities held to maturity, fair value
        $32,816 and $39,435, respectively             31,914             38,612
     Federal home loan bank stock                      1,236              1,208
     Loans receivable net of allowance for loan
        losses $2,629 and $2,526, respectively       233,269            227,998
     Bank premises and equipment, net                  5,840              6,068
     Bank-owned life insurance                         7,058              6,796
     Accrued interest receivable and other assets      6,664              6,164
                                                   ---------          ---------
            TOTAL ASSETS                           $ 373,730          $ 356,757
                                                   =========          =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
     Liabilities:
        Deposits:
           Non-interest bearing                    $  39,878          $  38,089
           Interest bearing                          280,796            267,379
                                                   ---------          ---------
        Total deposits                               320,674            305,468

     Short-term borrowings                                --              1,275
     Accrued interest payable
        and other liabilities                          4,909              4,688
                                                   ---------          ---------
        Total liabilities                            325,583            311,431
                                                   ---------          ---------

     Stockholders' Equity:
       Preferred stock, no par value; 500,000
          shares authorized; no shares issued or
          outstanding                                     --                 --
       Common stock, par value $1.00 per share;
          authorized 20,000,000 shares; issued
          2,372,934 shares                             2,373              2,373
       Surplus                                        20,211             20,221
       Retained earnings                              25,537             22,679
       Accumulated other comprehensive income          1,688                676
       Treasury stock, at cost 2002 58,115 shares;
          2001 21,934 shares                          (1,662)              (623)
                                                   ---------          ---------
            Total stockholders' equity                48,147             45,326
                                                   ---------          ---------
             TOTAL LIABILITIES AND STOCKHOLDERS'
             EQUITY                                $ 373,730          $ 356,757
                                                   =========          =========


                 JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
                 ---------------------------------------------
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
                                  (Unaudited)

                                             For the Quarter Ended           For Nine Months Ended
                                             ---------------------           ---------------------
                                         September 30,   September 30,   September 30,   September 30,
                                              2002           2001             2002           2001
                                         -------------   -------------   -------------   ------------
                                                     (In thousands, except per share amount)
INTEREST INCOME:

   Loans receivable                       $   4,733    $   4,992           $  14,168       $  15,130
   Taxable securities                           734          714               2,174           1,961
   Tax-exempt securities                        364          397               1,139           1,177
   Other                                         66           89                 165             406
                                          ---------    ---------           ---------       ---------
       Total interest income                  5,897        6,192              17,646          18,674

INTEREST EXPENSE:
   Deposits                                   2,321        3,029               7,050           9,175
                                          ---------    ---------           ---------       ---------
     Net interest income                      3,576        3,163              10,596           9,499

PROVISION FOR LOAN LOSSES:                       75           60                 225             180
                                          ---------    ---------           ---------       ---------
     Net interest income, after
       provision for loan losses              3,501        3,103              10,371           9,319
                                          ---------    ---------           ---------       ---------
OTHER INCOME:

     Trust department                            75          125                 274             348
     Customer service fees                      180          153                 506             465
     Other                                      220          231                 717             626
                                          ---------    ---------           ---------       ---------
       Total other income                       475          509               1,497           1,439
                                          ---------    ---------           ---------       ---------
OTHER EXPENSES:

     Salaries and wages                         928          873               2,746           2,636
     Employee benefits                          326          283                 966             887
     Occupancy                                  167          143                 490             411
     Equipment                                  282          293                 884             893
     Director compensation                       85           99                 257             282
     Taxes, other than income                   125          121                 377             364
     Other                                      356          326               1,023             970
                                          ---------    ---------           ---------       ---------
       Total other expenses                   2,269        2,138               6,743           6,443
                                          ---------    ---------           ---------       ---------
INCOME BEFORE INCOME TAXES:                   1,707        1,474               5,125           4,315

FEDERAL INCOME TAXES:                           509          352               1,262             943
                                          ---------    ---------           ---------       ---------
     Net income                           $   1,198    $   1,122           $   3,863       $   3,372
                                          =========    =========           =========       =========

     Basic and diluted earnings
        per share                         $     .51    $     .47           $    1.65       $    1.42
                                          =========    =========           =========       =========

     Weighted average number of
       shares outstanding                 2,337,163    2,371,249           2,337,163       2,370,855
                                          =========    =========           =========       =========




                  JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
                  ---------------------------------------------
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 ----------------------------------------------
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                  --------------------------------------------

                                  (Unaudited)


                                                                        Accumulated
                                                                           Other
                                   Common                Retained      Comprehensive      Treasury
                                   Stock      Surplus    Earnings         Income            Stock       Total
                                   -----      -------    --------      -------------      --------      -----
                                                             (In thousands)
BALANCE,
  December 31, 2001               $ 2,373   $ 20,221     $ 22,679       $   676        $   (623)      $ 45,326
                                                                                                      --------
Net income for the
  nine months ended
  September 30, 2002                   --         --        3,863            --              --          3,863

Change in unrealized
  gains (losses) on
  securities available
  for sale, net of
  reclassification
  adjustment and tax
  effects                              --         --           --         1,012              --          1,012
                                                                                                      --------

      Total Comprehensive Income                                                                         4,875
                                                                                                      --------
Cash dividends, $.43 per share         --         --       (1,005)           --              --         (1,005)

Treasury stock issued for
  dividend reinvestment plan
  (7,088 shares)                       --         --           --            --             201            201

Treasury stock issued for
  employee stock purchase plan
  (2,296 shares)                       --        (10)          --            --              65             55

Treasury stock acquired                --         --           --            --          (1,305)        (1,305)
                                  -------   --------      -------       -------        --------       --------

Balance September 30, 2002        $ 2,373   $ 20,211     $ 25,537       $ 1,688        $ (1,662)      $ 48,147
                                  =======   ========     ========       =======        ========       ========


                                                                              5.

                  JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
                  ---------------------------------------------
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 ----------------------------------------------
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                  --------------------------------------------

                                  (Unaudited)

                                                                      Accumulated
                                                                         Other
                                   Common                Retained    Comprehensive     Treasury
                                   Stock     Surplus     Earnings       Income          Stock       Total
                                   -----     -------     --------    -------------     --------     -----
                                                             (In thousands)

BALANCE,
  December 31, 2000               $ 2,332   $ 20,398     $ 25,117       $  367         $(5,132)    $ 43,082
                                                                                                   --------
Net income for the
  nine months ended
  September 30, 2001                   --         --        3,372           --              --        3,372

Change in unrealized
  gains (losses) on
  securities available
  for sale, net of
  reclassification
  adjustment and tax
  effects                              --         --           --          547              --          547
                                                                                                   --------

      Total Comprehensive Income                                                                      3,919
                                                                                                   --------
Cash dividends, $.39 per share         --         --         (922)          --              --         (922)

Stock issued under dividend
  reinvestment                          7        166           --           --              --          173

Stock issued under employee
  stock purchase plan                   2         30           --           --              --           32

10% Stock dividend declared            32       (372)      (5,188)          --           5,517          (11)
Treasury stock acquired                --         --           --           --            (497)        (497)
                                  -------   --------     --------       ------         -------     --------
Balance September 30, 2001        $ 2,373   $ 20,222     $ 22,379       $  914         $  (112)    $ 45,776
                                  =======   ========     ========       ======         =======     ========



                 JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
                 ---------------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                  For the Nine Months Ended
                                                  -------------------------
                                               September 30,      September 30,
                                                    2002               2001
                                               -------------      -------------
                                                         (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $  3,863          $  3,372
   Adjustments to reconcile net income to net
     cash provided by operating activities:
   Provision for loan losses                          225               180
   Provision for depreciation                         334               284
   Net amortization on securities premium             157               146
   Deferred directors' fees and supplemental
     retirement plan expense                          460               332
   Earnings on life insurance                        (262)             (238)
   Payment of deferred compensation                  (200)             (211)
   Deferred income taxes                             (107)             (107)
   Increase in accrued interest receivable and
     other assets                                    (915)             (379)

    Increase (decrease) in interest payable and
      other liablities                                (39)              399
                                                 --------          --------
      Net cash provided by operating activities     3,516             3,778
                                                 --------          --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net increase in interest bearing time deposits    (400)               --
   Purchases of available for sale securities     (29,460)          (28,633)
   Purchase FHLB stock                                (28)              (22)
   Proceeds from maturities of and principal
      repayments on available for sale securities  20,392            12,664
   Purchase of held to maturity securities           (498)               --
   Proceeds from maturities of and principal
      repayments on held to maturity securities     7,121            12,488
    Net increase in loans receivable               (5,496)           (8,574)
    Net purchases of bank premises and equipment     (106)             (369)
    Purchase of life insurance                         --            (5,000)
                                                 --------          --------
      Net cash used in investing activities        (8,475)          (17,446)
                                                 --------          --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits                        15,206            15,304
   Net decrease in short-term borrowings           (1,275)               --
   Cash dividends and cash paid for
     fractional shares                             (1,005)             (933)
   Purchase of treasury stock                      (1,305)             (497)
   Treasury stock issued                              256                --
   Stock issued for dividend reinvestment and
     employee stock purchase plan                      --               205
                                                 --------          --------
      Net cash provided by financing activities    11,877            14,079
                                                 --------          --------
      Increase in cash and cash equivalents         6,918               411

CASH AND CASH EQUIVALENTS:
   Beginning                                       11,658            15,697
                                                 --------          --------
   Ending                                        $ 18,576          $ 16,108
                                                 ========          ========
CASH PAYMENTS FOR:
   Interest                                      $  7,227          $  9,115
                                                 ========          ========
   Income Taxes                                  $  1,425          $    675
                                                 ========          ========

NOTE A - Basis of Presentation

The financial information includes the accounts of Juniata Valley Financial Corp. and its wholly owned subsidiary, The Juniata Valley Bank. All significant intercompany accounts and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the nine-month period ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in Juniata Valley Financial Corp. annual report on Form 10-K for the year ended December 31, 2001.


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

In October 2002, the Financial Accounting Standards Board issued Statement No. 147, "Acquisitions of Certain Financial Institutions." This statement provides guidance on accounting for the acquisition of a financial institution, including the acquisition of part of a financial institution. The statement defines criteria for determining whether the acquired financial institution meets the conditions for a "business combination". If the acquisition meets the conditions of a "business combination", the specialized accounting guidance under Statement No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions" will not apply after September 30, 2002 and the amount of the unidentifiable intangible asset will be reclassified to goodwill upon adoption of Statement No.
147. The transition provisions were effective on October 1, 2002.

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

The components of other comprehensive income and related tax effects are as follows:



                                      Three Months Ended September 30,       Nine Months Ended September 30,
                                      --------------------------------       -------------------------------
                                           2002                 2001           2002                  2001
                                           ----                 ----           ----                  ----
                                                 (In thousands)                      (In thousands)

Unrealized holding gains (losses)
   on available for sale securities       $ 887                $ 573         $ 1,535                $ 830

Less classification adjustment
   for gains realized in income              --                   --              --                   --
                                          -----                -----         -------                -----
Net unrealized gains (losses)               887                  573           1,535                  830

Tax effect                                  302                  195             523                  283
                                          -----                -----         -------                -----
     Net of tax amount                    $ 585                $ 378         $ 1,012                $ 547
                                          =====                =====         =======                =====


Item 2.
                                                                              9.


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


Financial Condition:

Total assets of Juniata Valley Financial Corp. totaled $373,730,000 as of September 30, 2002, an increase of $16,973,000 or 4.76% from December 31, 2001. This increase is a result of the increase in deposits of $15,206,000. Some of the increase in deposits was created by the uncertainty in the capital markets; customers do not know where to hold their money until the markets improve. These deposits were used to fund the increase in loan demand of $5,496,000 and to pay for the decrease in short-term borrowings of $1,275,000. Also the increase in deposits was used for purchases of investment securities which exceeded proceeds by $2,873,000, and provide stockholders with a cash dividend payment of $1,005,000. All of this resulted in an increase in cash and cash equivalents of $6,918,000.

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

Results of Operations:

Interest income decreased $1,028,000 or 5.50% for the nine months of 2002 over 2001. For the quarter the decrease was $295,000 or 4.76%. The decrease for interest income on loans for nine months of $962,000 is because of a decline in rates. The increase in interest income for taxable securities of $213,000 is due to higher volume in the first nine months in 2002 over 2001. Tax-exempt securities had a decrease of $38,000 over the same period. The decline in interest income other of $241,000 is a decline in the dollar amount of federal funds sold. Since November 2001 management has made an effort to keep federal funds to a minimum by purchasing time certificate of deposits in other banks. Interest expense decreased by $2,125,000 or 23.16% for the first nine months of 2002 over 2001 and $708,000 or 23.37% for the quarter. Interest income and expense for the first nine months ended September 30, 2002, versus 2001, reflect the declining interest rate environment for both interest earning assets and interest bearing liabilities. This resulted in an increase in net interest income of $1,097,000 or 11.55% for the nine months ended September 30, 2002 and $413,000 or 13.06% for the quarter.

The increase in the allowance for loan losses is based upon quarterly loan portfolio reviews by management and a committee of the Board. The purpose of the review is to assess loan quality, identify impaired loans, analyze delinquencies, ascertain loan growth, evaluate potential charge-offs and recoveries and assess general economic conditions in the market served. Net charge-offs at September 30, 2002, were $122,000 compared to $130,000 at September 30, 2001. Past due and nonaccrual loans at September 30, 2002, were $2,381,000. At September 30, 2001, this amount for past due and nonaccrual loans was $3,684,000. Depending upon the state of the economy and the impact thereon to these borrowers, as well as future events, these loans and others not currently so identified could be classified as non-performing assets in the future. The increase in the provision is not reflective of a decline in underwriting standards or potential problem loans.

Other income has increased $58,000 or 4.03% for the first nine months of 2002 over 2001. For the quarter ended September 30, 2002, there has been a decline of $34,000 or 6.68%. Trust department income has decreased $74,000, customer service fees have increased $41,000, and other income has increased $91,000. The decrease in trust department income is a result of estate settlements in 2001 over 2002. The increase in customer service fees is a result of higher transaction volume as opposed to an increase in fees. The other category increase can be attributed to a bank owned life insurance which added $25,000 in 2002 over 2001, an increase in mutual fund commissions of $42,000, and an increase of $16,000 in credit card interchange fees.

Other expenses increased $300,000 or 4.66% for the first nine months ended September 30, 2002 over 2001 and $131,000 or 6.13% for the quarter. The $110,000 increase in salary and wages for the nine months ended September 30, 2002, compared to 2001, can be attributed to normal merit increases. The $79,000 increase in employee benefits is reflective of increases in the costs as opposed to additional benefits. The $79,000 increase in occupancy is a result of increased costs for the financial center that was occupied in December 2000. The decrease of $9,000 in equipment cost is from the renegotiation of a computer processing contract. The $25,000 decrease in director's fees is from a retirement plan which is now fully funded. The $13,000 increase in taxes, other than income is an increase in Pennsylvania Bank Shares Tax. The $53,000 increase in other expenses can be attributed to $20,000 consulting service fees and $12,000 of legal fees for loan collection. The increase in federal income taxes is due to increased income.

All of these factors combined have contributed to an increase in net income of $491,000 or 14.56% for the first nine months ended September 30, 2002 over 2001 and $76,000 or 6.77% for the quarter.

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

As of September 30, 2002, the Corporation had a six-month negative gap of $15,409,000. Generally a liability sensitive position indicates that more liabilities than assets are expected to reprice within the time period and that falling interest rates could positively affect net interest income while rising interest rates could negatively affect net interest income. However, the traditional analysis does not accurately reflect the Bank's interest rate sensitivity since the rates on core deposits generally do not change as quickly as market rates. Historically net interest income has, in fact, not been subject to the degree of sensitivity indicated by the traditional analysis at The Juniata Valley Bank.

Capital Adequacy:

The Bank's regulatory capital ratios for the periods presented are as follows:

Risk Weighted Assets Ratio:
                            Actual                            Required
                            ------                            --------
                September 30,   December 31,         September 30,  December 31,
                    2002            2001                   2002         2001
                ------------    ------------         -------------  ------------

TIER I             18.71%          18.46%                  4.0%         4.0%
TIER I & II        19.83%          19.56%                  8.0%         8.0%

Total Assets
 Leveraged Ratio:

TIER I             12.19%          11.98%                  4.0%         4.0%

At September 30, 2002, the Corporation and the Bank exceed the regulatory requirements to be considered a "well capitalized" financial institution.


Item 3.

Quantitative and Qualitative Disclosures About Market Risk:

From January 1, 2001 to December 31, 2001, the Federal Reserve has lowered the federal funds rate eight times by 425 basis points. We are currently in the lowest interest rate environment in 40 years. Net interest margin for the Bank was 4.24% at September 30, 2001 and increased to 4.57% at September 30, 2002. Because of the extent to which rates have declined this year, the Bank has become more sensitive to future rate declines and expects added compression of the net interest margin. Currently, the Bank has 28.63% of its deposits in NOW, money market and savings accounts, which it considers core deposits. These types of interest bearing deposit accounts carry lower rates relative to other types of deposits. Because of this, these accounts have contributed significantly to the net interest margin. However, there is an ultimate floor to which the rates on these accounts can fall. Under current conditions, the inability to further decrease these deposits rates while loan and other earning assets continue to drop and reprice at lower rates will result in further compression of the net interest margin. The added risk in this interest rate environment is that as the rates on the core deposits bottom-out, investors could migrate to other types of accounts paying higher rates. The last financial simulation performed by the Bank as of June 30, 2002, showed a possible decline in net interest income of $227,000 in a -200 basis point rate shock over a one year period. This reflected a change in the assumptions that the rates on NOW and savings accounts would remain constant in a +/-200 basis point rate shock. The net interest income at risk position remains within the guidelines established by the Bank's asset/liability policy. The Bank continues to monitor and manage its rate sensitivity during these unusual times.

No material change has been noted in the Bank's equity value at risk. Please refer to the Annual Report on Form 10-K as of December 31, 2001, for further discussion of this matter.

Item 4.                                                                      13.

Controls and Procedures:

"The Company maintains disclosure controls and procedures, as defined in Rule 13a-14 promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulate and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date that the Company completed its evaluation."

Part II.    Other Information

     Item 1.       Legal Proceedings
                   None

     Item 2.       Changes in Securities
                   None

     Item 3.       Defaults Upon Senior Securities
                   Not applicable

     Item 4.       Submission of Matters to a Vote of Security Holder
                   None

     Item 5.       Other information
                   None

     Item 6.       Exhibits
                   Exhibit 99.1 Certification of Chief Executive Officer
                   Exhibit 99.2 Certification of Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  Juniata Valley Financial Corp.
                   (Registrant)

Date                                   By
     --------------------------------     --------------------------------------
                                          Francis J. Evanitsky, President & CEO

Date                                   By
     --------------------------------     --------------------------------------
                                          Linda L. Engle, Executive VP & CFO

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
----------------------------------------

I, Francis J. Evanitsky, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Juniata Valley Financial Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



     -------------------------------------
     Francis J. Evanitsky, President & CEO

CERTIFICATION OF CHIEF FINANCIAL OFFICER
----------------------------------------

I, Linda L. Engle, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Juniata Valley Financial Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



     ----------------------------------
     Linda L. Engle, Executive VP & CFO