Form 10-K
period 2002-12-31
JUNIATA VALLEY FINANCIAL CORP
filed 2003-03-28
CIK 714712

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

   For the Fiscal Year Ended December 31, 2002 Commission File Number 0-13232

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

          Bridge & Main Streets, PO Box 66, Mifflintown, PA 17059-0066
          ------------------------------------------------------------
              (Address of principal executive offices)      (Zip Code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes      No  X
   ----    ---

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2002.
                   Common Stock, $1.00 Par Value - $58,334,250
                   -------------------------------------------

Indicate the number of shares outstanding of each issuer's classes of common stock, as of January 31, 2003.
                 Common Stock, $1.00 Par Value, 2,311,485 shares
                 -----------------------------------------------

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Annual Report to Shareholders for the year ended December 31, 2002, are incorporated by reference into Parts I, II and III.

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held April 15, 2003, are incorporated by reference into Part III.

PART I

ITEM 1.   BUSINESS

          Incorporated by reference are the data appearing on Pages 7 through 15 of the 2002 Annual Report.

ITEM 2.   PROPERTIES

          The physical properties of the Juniata Valley FinancialCorp. are all owned or leased by The Juniata Valley Bank.

          The Bank owns the buildings located at: Bridge and Main Streets, Mifflintown, Pennsylvania (its corporate headquarters); Butcher Shop Road, Mifflintown, Pennsylvania (financial center); 301 Market Street, Port Royal, Pennsylvania; corner of Main and School Streets, McAlisterville, Pennsylvania; Four North Market Street, Millerstown, Pennsylvania; Main Street, Blairs Mills, Pennsylvania; Monument Square, Lewistown, Pennsylvania; Route 322 Reedsville, Pennsylvania; 100 East Market Street, Lewistown, Pennsylvania; 100 West Water Street, Lewistown, Pennsylvania; 302 South Logan Boulevard, Burnham, Pennsylvania. In addition thereto, the Bank leases three offices. One is in the Shopping Plaza located on Legislative Route 31, Mifflintown, Pennsylvania, which lease with extension expires in 2007. One is located in the Wal-Mart Supercenter, Lewistown, Pennsylvania, which expires in October 2006, and one is a loan production office located at 1525 Science Street, State College, Pennsylvania, which renews month to month. All of the buildings used by the Bank are freestanding and are used exclusively for banking purposes.

ITEM 3.   LEGAL PROCEEDINGS

          The nature of the Corporation's and Bank's business, at times, generates litigation involving matters arising in the ordinary course of business. However, in the opinion of management of the Corporation, there are no proceedings pending to which the Bank is a party or to which its property is subject, which, if determined adversely to the Bank, would be material in relation to the Bank's financial condition. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Bank by government authorities or others.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS

          Incorporated by reference are the data appearing on page 2 of the 2002 Annual Report.

                             Equity Compensation Plan Information
-----------------------------------------------------------------------------------------------
Plan Category           Number of securities     Weighted average         Number of securities
                        to be issued upon        exercise price of        remaining available
                        exercise of              outstanding options,     for future issuance
                        outstanding options,     warrants and rights      under equity
                        warrants and rights                               compensation plans
                                                                          (excluding securities
                                                                          reflected in column
                                                                          (a))
                        (a)                      (b)                      (c)
-----------------------------------------------------------------------------------------------
Equity compensation                   16,584                    28.36                   296,020
plans approved by
security holders
-----------------------------------------------------------------------------------------------
Equity compensation                      -0-                      N/A                       -0-
plans not approved
by security holders
-----------------------------------------------------------------------------------------------
Total                                 16,584                    28.36                   296,020
-----------------------------------------------------------------------------------------------

ITEM 6.   SELECTED FINANCIAL DATA

          Incorporated by reference are the data appearing on Page 16 of the 2002 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Incorporated by reference are the data appearing on Pages 17 through 32 of the 2002 Annual Report.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Incorporated by reference are the data under the caption "Market Rate Risk" appearing on Pages 27 through 30 of the 2002 Annual Report.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Incorporated by reference are the financial statements and notes on Pages 33 through 55 of the 2002 Annual Report and the Quarterly Results of Operations on Page 15 of the 2002 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Incorporated by reference is information appearing under the captions "Election of Directors of JVF" in the Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

          Incorporated by reference in the proxy statement under the caption "Compensation of Executive Officers".

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          Incorporated by reference is the following information contained in the Proxy Statement filed under the captions "Election of Directors of JVF".

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Incorporated by reference is the information pertaining to transactions with directors and officers of the Bank within the footnote "Transactions with Executive Officers and Directors": on Page 50 of the 2002 Annual Report.

PART IV

ITEM 14.  CONTROLS AND PROCEDURES

          The Company maintains disclosure controls and procedures, as defined in Rule 13a-14 promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

          There were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date that the Company completed its evaluation.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


          (a) 1. Financial Statements

                 The Consolidated Financial Statements of Juniata Valley Financial Corp., as included in the 2002 Annual Report to Shareholders, are incorporated in this report by reference.

              2. All schedules are omitted because they are not applicable, the data is not significant, or the required information is shown in the financial statements or the notes thereto.

          (b) Reports on Form 8-K

              None.

          (c) Exhibits

              (10.1) 1982 Directors Deferred Compensation Agreement for A. Jerome Cook

              (10.2)   1982 Directors Deferred Compensation Agreement for Don
                       E. Haubert

              (10.3)   1983 Directors Deferred Compensation Agreement for John
                       A. Renninger

              (10.4) 1986 Directors Deferred Compensation Agreement for A. Jerome Cook

              (10.5)   1986 Directors Deferred Compensation Agreement for Don
                       E. Haubert

              (10.6) 1987 Directors Deferred Compensation Agreement for John A. Renninger

              (10.7)   1991 Directors Deferred Compensation Agreement for
                       A. Jerome Cook

              (10.8) 1992 Directors Deferred Compensation Agreement for John A. Renninger

              (10.9) 1992 Directors Deferred Compensation Agreement for Ronald H. Witherite

              (10.10) 1993 Directors Deferred Compensation Agreement for Dale G. Nace

              (10.11) 1988 Retirement Program for Directors. Directors A. Jerome Cook and Harold B. Shearer participate in this plan.

              (10.12) 1999 Directors Deferred Compensation Agreement. Directors Philip E. Gingerich Jr., Marshall L. Hartman, Timothy I. Havice, Charles L.Hershberger, Robert K. Metz Jr., Dale G. Nace, Harold B. Shearer and Jan G. Snedeker participate in this plan.

              (10.13) Director Supplemental Life Insurance/Split Dollar Plan. All Directors are covered by this plan.

              (10.14) 2001 Director Retirement Agreement. Directors Joe E. Benner, Martin L. Dreibelbis, Francis J. Evanitsky, Philip E. Gingerich Jr., Marshall L. Hartman, Don E. Haubert, Timothy I. Havice, Charles L. Hershberger, Robert K. Metz Jr., Dale G. Nace, John A. Renninger, Richard M. Scanlon, DMD, Jan G. Snedeker and
                       Ronald H. Witherite participate in this plan.

              (13)     Annual Report to Shareholders

              (21) Subsidiaries of the Registrant - As of the date of this report Juniata Valley Bank is the only subsidiary of the Registrant.

              (23)     Consent of Beard Miller Company LLP, Independent
                       Auditors

              (99.1)   Certification of Chief Executive Officer

              (99.2)   Certification of Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   JUNIATA VALLEY FINANCIAL CORP. (REGISTRANT)
                              Date: March 18, 2003

                        By
                           ---------------------------
                             Francis J. Evanitsky
                             Director, President and
                             Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


      -------------------------                 -------------------------
      Ronald H. Witherite                       Joe E. Benner
      Vice Chairman, Secretary                  Director
      Date: March 18, 2003                      Date: March 18, 2003


      -------------------------                 -------------------------
      Jan G. Snedeker                           A. Jerome Cook
      Director                                  Director
      Date: March 18, 2003                      Date: March 18, 2003


      -------------------------                 -------------------------
      Don E. Haubert                            Martin L. Dreibelbis
      Director                                  Chairman
      Date: March 18, 2003                      Date: March 18, 2003


      -------------------------                 -------------------------
      John A. Renninger                         Dale G. Nace
      Director                                  Director
      Date: March 18, 2003                      Date: March 18, 2003


      -------------------------                 -------------------------
      Francis J. Evanitsky                      Harold B. Shearer
      President & CEO                           Director
      Date: March 18, 2003                      Date: March 18, 2003


      -------------------------                 -------------------------
      Philip E. Gingerich Jr.                   Charles L. Hershberger
      Director                                  Director
      Date: March 18, 2003                      Date: March 18, 2003


      -------------------------                 -------------------------
      Marshall L. Hartman                       Robert K. Metz, Jr.
      Director                                  Director
      Date: March 18, 2003                      Date: March 18, 2003


      -------------------------                 -------------------------
      Timothy I. Havice                         Richard M. Scanlon, DMD
      Director                                  Director
      Date: March 18, 2003                      Date: March 18, 2003


      -------------------------
      Linda L. Engle
      Chief Financial Officer
      Chief Accounting Officer
      Date:  March 18, 2003

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
----------------------------------------

I, Francis J. Evanitsky, certify that:

1. I have reviewed this annual report on Form 10-K of Juniata Valley Financial Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




-------------------------------------
Francis J. Evanitsky, President & CEO

Dated:
      -------------------------------

CERTIFICATION OF CHIEF FINANCIAL OFFICER
----------------------------------------

I, Linda L. Engle, certify that:

1. I have reviewed this annual report on Form 10-K of Juniata Valley Financial Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




-------------------------------------
 Linda L. Engle, Executive VP & CFO

Dated:
      -------------------------------

JUNIATA VALLEY FINANCIAL CORP. AND ITS WHOLLY-OWNED SUBSIDIARY,
                             THE JUNIATA VALLEY BANK
                                DECEMBER 31, 2002




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

                                    CONTENTS


                                                                            Page
Stock, Dividend and Broker Information.........................................2
Letter to Shareholders ........................................................3
Corporation Officers and Directors ............................................4
Advisory Board Members ........................................................5
Bank Officers .................................................................6
Business..................................................................7 - 15
Financial Highlights .........................................................16
Management's Discussion and Analysis of Financial Condition and
   Results of Operations ................................................17 - 32
Report of Independent Auditors ...............................................33
Financial Statements:
     Consolidated Balance Sheets .............................................34
     Consolidated Statements of Income .......................................35
     Consolidated Statements of Stockholders' Equity .........................36
     Consolidated Statements of Cash Flows ...................................37
     Notes to Consolidated Financial Statements .........................38 - 55

STOCK, DIVIDEND AND BROKER INFORMATION

Common stock issued by Juniata Valley Financial Corp. is quoted under the symbol "JUVF" on the over-the-counter ("OTC") Electronic Bulletin Board, an automated quotation service, made available through, and governed by, the NASDAQ system.

Prices presented in the table below are bid prices between broker-dealers which do not include retail mark-ups or mark-downs or any commission to the broker-dealer. The published bid prices do not necessarily reflect prices in actual transactions. Cash dividends paid for 2002 and 2001 are provided in the table below.

                2002                                         2001
                ----                                         ----
                             Dividends                                 Dividends
Quarter    High      Low     per share      Quarter    High    Low     per share
-------    ----      ---     ---------      -------    ----    ---     ---------
First     $28.75   $28.20                   First     $23.17  $22.72
Second     28.60    28.30       $.43        Second     26.75   23.17     $.39
Third      28.90    28.45                   Third      28.90   26.75
Fourth     29.25    28.50        .45        Fourth     29.00   28.10      .41


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

DIVIDEND DIRECT DEPOSIT PROGRAM

Juniata Valley Financial Corp. now offers a dividend direct deposit program whereby shareholders with registered stock in their own names may choose to have their dividends deposited directly into the bank account of their choice on dividend payment date. Information concerning this optional program is available by calling (717) 436-8211 or writing to:

                               Ms. Linda L. Engle
                         Juniata Valley Financial Corp.
                                  P.O. Box 66
                             Mifflintown, PA 17059

                  [JUNIATA VALLEY LETTERHEAD GRAPHIC OMITTED]




Dear Shareholder:

     An uncertain economy, a volatile equity market, and an additional short term interest rate reduction beyond the eleven short-term rate reductions in 2001. Sounds like a repeat of 2001. Frankly, it was. The volatility in the equity market deepened and an uncertain economy continued to deteriorate. These factors along with the threat of war continued to cause concern and provide significant challenges to our industry and your Bank during 2002.

     While these factors did indeed cause concern and provide obstacles, they also afforded us the opportunity to continue to develop our goal of becoming a one-stop provider of Financial Services.

     The year 2002 marked significant financial improvement over 2001 for the Juniata Valley Financial Corp. A meaningful improvement in net interest income was the primary driving force which resulted in a net income increase of 8.0% to $5,015,000 for the year 2002, from $4,642,000 in 2001.

     Total assets increased 5.3% to $375,735,000 in 2002 from $356,757,000 in
2001, an increase of $18,978,000. Fueled by the uncertain economy, and the volatile equity market, deposits increased 5.6% to $322,619,000 from $305,468,000 an increase of $17,151,000.

     Although, as we have indicated, 2002 was a very uncertain year from many aspects, the Bank was able to achieve a modest loan growth of 3.3%. This increase brought total loans outstanding to $235,497,000 for 2002 from $227,998,000 in 2001.

     As a result of the growth in loans, deposits, and the improvement in net interest income, earnings per share increased 9.7% from $1.96 in 2001 to $2.15 in 2002. Dividends paid to our shareholders increased 10% in 2002 to $.88 per share from $.80 per share in 2001.

     The two most commonly used financial measurements in the banking industry also showed nice increases over 2001. Return on Average Assets (ROAA) improved from 1.33% in 2001 to 1.37% in 2002, and Return on Average Equity (ROAE) improved from 10.47% in 2001 to 10.85% in 2002.

     As always, we would like to thank you, our shareholders, for your continued loyalty and support. Further, we want to assure you that the officers, directors and employees will continue to work diligently to ensure that the Juniata Valley Financial Corp. continues to be a quality financial institution.

                                                  Sincerely,


                                                  /s/Francis J. Evanitsky
                                                  -----------------------------
                                                  Francis J. Evanitsky
                                                  President & CEO

                    JUNIATA VALLEY FINANCIAL CORP. OFFICERS

MARTIN L. DREIBELBIS                          RONALD H. WITHERITE
Chairman                                      Vice Chairman, Secretary

FRANCIS J. EVANITSKY                          LINDA L. ENGLE
President                                     Treasurer



                                   DIRECTORS

JOE E. BENNER                                              ROBERT K. METZ, JR.
Owner, Benner Automotive                                   Retired President, Metz Poultry Farms, Inc.

A. JEROME COOK                                             DALE G. NACE
Retired President, The Juniata Valley Bank                 Owner, Glenn Nace Plumbing & Heating;
                                                           GlenDale Storage
MARTIN L. DREIBELBIS
Chairman, Self-Employed, Petroleum Consultant              JOHN A. RENNINGER
                                                           Retired President, A. D. Renninger
FRANCIS J. EVANITSKY                                       Lumber Company
President & CEO, The Juniata Valley Bank
                                                           RICHARD M. SCANLON, DMD
PHILIP E. GINGERICH, JR.                                   Self-Employed, Dentist
President, Central Insurers Group, Inc.
                                                           HAROLD B. SHEARER
MARSHALL L. HARTMAN                                        Retired, Self-employed, Farmer
Owner, Traditions, Ltd.
                                                           JAN G. SNEDEKER
DON E. HAUBERT                                             President, Snedeker Oil Co., Inc.
President, Haubert Homes, Inc.
                                                           RONALD H. WITHERITE
TIMOTHY I. HAVICE                                          Owner, Ron's Fruit Market, Inc.
Owner, T.I. Havice, Developer

CHARLES L. HERSHBERGER
President, Stonewall Equity, Inc.


          NOTE: Above Directors also comprise the Board of Directors for The Juniata Valley Bank


                             ADVISORY BOARD MEMBERS

MILLERSTOWN OFFICE                     MONUMENT SQUARE/WAL-MART OFFICES
R. Franklin Campbell                   William R. Carter
Lowell R. Frantz, C.L.U.               Lee Ellen Foose
Gregory J. Gordon                      Sharon Havice
Gerald M. Lyter                        Nancy S. Reinke
James A. Witmer                        Frank A. Zampelli
Gary G. Wright

PORT ROYAL OFFICE                      GARDENVIEW OFFICE
Kim E. Bomberger                       David B. Esh
Larry B. Cottrill, Jr.                 M. Randall French
Robert D. Hower                        H. Ross Harshbarger
Richard J. Junk                        Donald R. Hartzler
N. Jeffrey Leonard                     Jerry L. Wagner
Dennis A. Long

McALISTERVILLE OFFICE                  MARKET STREET/WATER STREET OFFICES
Mark Apple                             George W. Anderson
M. Richard Dimm                        Catherine J. Laub
Samuel E. Knouse                       Susan M. McCartney
Joseph D. Ritzman                      J. Neal Shawver
Richard J. Sankey                      Steve R. Watson

BLAIRS MILLS OFFICE                    BURNHAM OFFICE
Robert G. Allison                      Mark S. Elsesser
William R. Goshorn                     Daniel B. Firth
Clair L. Yohn                          Leann M. Fisher
                                       David E. Walker

                        THE JUNIATA VALLEY BANK OFFICERS

          A Wholly-Owned Subsidiary of Juniata Valley Financial Corp.

EXECUTIVE
    Francis J. Evanitsky......................................President & C.E.O.
    Linda L. Engle..............................Executive Vice President, C.F.O.
    Judy E. Robinson.........................................Executive Secretary
ADMINISTRATION
    Donald L. Musser.............Sr. Vice President, Facilities/Security Manager
    Pamela S. Eberman.................Sr. Vice President, Human Resource Manager
    Lou Ann Wilson............................Vice President, Compliance Officer
    Paul M. Lipka....................Assistant Vice President, Marketing Officer
    Thomas L. Parrish.....Sr. Vice President, Community Banking Division Manager
ACCOUNTING
    Kristi J. Burdge............................................Staff Accountant
    Anna Mae Peoples.......................Vice President, Accounting Specialist
LOANS
    Edward L. Kauffman.................Sr. Vice President, Loan Division Manager
    Robert G. Dillon........Vice President, Sr. Loan Officer/Collections Manager
    Scott E. Nace....................Vice President, Loan Administration Manager
    David A. Pecht.............Vice President, Secondary Mortgage Market Manager
    Kurt L. McKinney, Jr........................Vice President, Sr. Loan Officer
    R. Jack Morgan..................................................Loan Officer
    John B. Zavacky.................................................Loan Officer
OPERATIONS
    Judy R. Aumiller..Sr. Vice President, Operations Technology Division Manager
    Kathy D. Hutchinson.......Vice President, Data/Operations/Technology Manager
    Deborah A. Sheaffer.......................Vice President, Money Desk Manager
    Sherise Y. Pelizzari............Assistant Vice President, Operations Manager
    S. Marlene Hubler................................Computer Operations Manager
TRUST
    James C. Dillman..................Sr. Vice President, Trust Division Manager
    Cynthia L. Williams............................Vice President, Trust Officer
BLAIRS MILLS OFFICE
    Wayne S. McCoy......................................Community Office Manager
    Wanda K. Rowles.....................................Customer Service Officer
BURNHAM OFFICE
    Leann M. Fisher.....................Vice President, Community Office Manager
GARDENVIEW OFFICE
    M. Randall French...................Vice President, Community Office Manager
    Christine L. Searer.................................Customer Service Officer
MARKET STREET OFFICE
    J. Neal Shawver.....................Vice President, Community Office Manager
    Winston L. Libby..................................Financial Services Officer
McALISTERVILLE OFFICE
    Joseph D. Ritzman...................Vice President, Community Office Manager
    Leslie A. Miller....................................Customer Service Officer
MIFFLINTOWN OFFICE
    Betty D. Ryan.......................Vice President, Community Office Manager
MILLERSTOWN OFFICE
    James A. Witmer.....................Vice President, Community Office Manager
    Barbara I. Seaman...................................Customer Service Officer
MONUMENT SQUARE OFFICE
    Lee Ellen Foose.....................Vice President, Community Office Manager
    Suzanne E. Booher...................................Customer Service Officer
MOUNTAIN VIEW OFFICE
    Brenda A. Brubaker..................................Community Office Manager
PORT ROYAL OFFICE
    Larry B. Cottrill, Jr...............Vice President, Community Office Manager
    Lona Rae Hawthorne..................................Customer Service Officer
WAL-MART OFFICE
    Christine L. Weyer..................................Community Office Manager
    Denise M. Rothrock..................................Customer Service Officer
WATER STREET OFFICE
    Catherine J. Laub...................Vice President, Community Office Manager

        JUNIATA VALLEY FINANCIAL CORP. AND ITS WHOLLY-OWNED SUBSIDIARY,
                            THE JUNIATA VALLEY BANK
                                    BUSINESS

DESCRIPTION OF BUSINESS

On April 19, 1983, the shareholders of The Juniata Valley Bank (The Bank) approved a plan of merger and reorganization. The plan was approved by the various regulatory agencies on June 7, 1983 and the Juniata Valley Financial Corp., a one bank holding company, registered under the Bank Holding Company Act of 1956, as amended, was organized. The Bank is the oldest independent commercial bank in Juniata and Mifflin County having originated under a state bank charter in 1867.

The Juniata Valley Bank operates twelve branch banking offices, two trust service offices, and one loan production office. At December 31, 2002, the Bank had 135 full-time equivalent employees. The Bank is engaged in commercial banking and trust business as authorized by the Pennsylvania Banking Code of 1965. This includes accepting time and demand deposits, making secured and unsecured commercial and consumer loans, financing commercial transactions, making construction and mortgage loans, and administering corporate, pension and personal trust services. The Bank provides its services to individuals, corporations, partnerships, associations, municipalities and other governmental bodies. As of December 31, 2002, the Bank had four offices in Juniata County, one office in Perry County, six offices in Mifflin County, one office in Huntingdon County, and a loan production office in Centre County.

In 2002 the Bank celebrated 135 years of continuing service to the Juniata Valley. In planning for the future and hoping to continue another 135 years, the Bank is making a significant investment in technology in 2003. Approximately $600,000 will be spent in the following areas: connecting the branches with a wide-area network, teller automation and relationship management software. The wide-area network will allow for faster and secure communications among the branches. Software updates can be completed from one location creating more efficiencies. Teller automation and relationship management will allow complete access to customer history and transactions and make the Bank more efficient by serving the customer more quickly.

COMPETITION

The Bank's principal market area includes all of Mifflin and Juniata Counties, and portions of Perry, Huntingdon, Centre, Franklin and Snyder Counties. There are 14 commercial banks which are headquartered or have branch offices located within the Bank's market area which the Bank considers its primary competitors. Of the 14 commercial banks with operations in the Bank's market area, the Bank ranked third in assets as of December 31, 2002.

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

                                                        December 31,
                                                        ------------
                                                  2002      2001      2000
                                                  ----      ----      ----
Risk-weighted assets ratio:
     Tier I                                      18.76%    18.46%    18.46%
     Total                                       19.93%    19.56%    19.59%

Total assets leverage ratio:
     Tier I                                      12.04%    11.98%    12.30%

SECURITIES PORTFOLIO

The following table sets forth the carrying amount of securities at the dates indicated:

                                                                    December 31,
                                                                    ------------
                                                            2002        2001      2000
                                                            ----        ----      ----
                                                                   (In Thousands)

Available for sale securities (at fair value):
    U.S. Treasury and other U.S. government obligations   $ 46,593    $30,960   $ 6,035
    States and political subdivisions                       16,299     15,691    15,341
    Other corporate                                          2,004      3,116     5,042
    Mortgage-backed                                          4,628      3,951     5,823
    Equity                                                     971        945       905
                                                          --------    -------   -------

                                                            70,495     54,663    33,146
                                                          --------    -------   -------

Held to maturity securities (at amortized cost):

    U.S. Treasury and other U.S. government obligations      3,467      3,461    13,071
    States and political subdivisions                       20,626     26,742    27,201
    Other corporate                                          5,814      8,409    10,968
                                                          --------    -------   -------

                                                            29,907     38,612    51,240
                                                          --------    -------   -------

        Total securities                                  $100,402    $93,275   $84,386
                                                          ========    =======   =======

        JUNIATA VALLEY FINANCIAL CORP. AND ITS WHOLLY-OWNED SUBSIDIARY,
                            THE JUNIATA VALLEY BANK
                                    BUSINESS

SECURITIES PORTFOLIO (CONTINUED)

The following table sets forth the maturities of securities at December 31, 2002 and the weighted average yields of such securities by contractual maturities or call dates. Yields on obligations of state and political subdivisions are not presented on a tax equivalent basis. Mortgage-backed securities with contractual maturities after ten years from December 31, 2002, feature regular repayments of principal and average lives of three to five years.

                                                                   Maturing
                                                                   --------
                                                          After One         After Five
                                                          But Within         But Within           After
                                    Within One Year       Five Years         Ten Years          Ten Years
                                    Amount    Yield    Amount    Yield    Amount    Yield    Amount    Yield
                                    ------    -----    ------    -----    ------    -----    ------    -----
                                                              (In Thousands)
Available for sale:

    U.S. Treasury and other U.S.
        government agencies        $ 3,858     4.64%  $42,710     4.05%       --       --    $   25     3.35%
    State and political
        subdivisions                   335     5.67    14,399     3.77     1,565     2.89        --       --
    Other corporate                  2,004     6.12        --       --        --       --        --       --
    Mortgage-backed                     --       --        48     7.69     2,058     4.62     2,522     5.54
                                   -------            -------            -------             ------
                                     6,197             57,157              3,623              2,547
                                   -------            -------            -------             ------
Held to maturity:

    U.S. Treasury and other U.S.
        government agencies          2,000     5.63     1,467     4.41        --       --        --       --
    State and political
        subdivisions                 8,152     4.03    12,474     3.87        --       --        --       --
    Other corporate                  5,314     5.90        --       --       500     5.84        --       --
                                   -------            -------            -------             ------
                                    15,466             13,941                500                 --
                                   -------            -------            -------             ------
           Total                   $21,663            $71,098            $ 4,123             $2,547
                                   =======            =======            =======             ======

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

All lending is granted on a variable rate basis except consumer loans which are fixed rate. Consumer loans, consisting of approximately twenty-one percent of total loans, average a three to four year repayment period and are fixed at such a rate that rate sensitivity is considered to be limited.

The following table shows the Bank's loan distribution at the end of each of the last five years:

                                                                December 31,
                                                                ------------
                                             2002        2001       2000        1999       1998
                                             ----        ----       ----        ----       ----
                                                              (In Thousands)
    Commercial, financial and agricultural $ 26,815    $ 24,548   $ 23,327    $ 18,784   $ 15,047
    Real estate mortgage                    157,609     151,369    142,897     139,163    133,047
    Consumer (less unearned discount)        51,352      51,733     52,991      46,419     41,049
    All other                                 2,452       2,874      3,101       2,456      2,819
                                           --------    --------   --------    --------   --------
        Total loans                        $238,228    $230,524   $222,316    $206,822   $191,962
                                           ========    ========   ========    ========   ========

This table shows the maturity of loans (excluding residential mortgages of 1-4 family residences and consumer loans) outstanding as of December 31, 2002.


                                                      Maturing    Maturing   Maturing
                                                       During    From 2004     After
                                                        2003     Thru 2007      2007      Total
                                                        ----     ---------      ----      -----
                                                                     (In Thousands)
    Commercial, agricultural and financial             $ 26,815  $      --   $      --   $ 26,815
    All other                                             2,452         --          --      2,452
                                                       --------   --------    --------   --------
        Total loans                                    $ 29,267  $      --   $      --   $ 29,267
                                                       ========  =========   =========   ========

         JUNIATA VALLEY FINANCIAL CORP. AND ITS WHOLLY-OWNED SUBSIDIARY,
                             THE JUNIATA VALLEY BANK
                                    BUSINESS

NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

The following table summarizes the Bank's nonaccrual, past due and restructured loans:

                                                             December 31,
                                                             ------------
                                            2002       2001       2000       1999      1998
                                            ----       ----       ----       ----      ----
                                                            (In Thousands)
   Average loans outstanding              $233,262   $223,487   $212,270   $193,305   $189,778
                                          ========   ========   ========   ========   ========
   Nonaccrual loans                       $    219   $    934   $    364   $    164   $     --
   Accruing loans past due
      90 days or more                          544        811        440        262        386
   Restructured loans                           --         --         --         --         --
                                          --------   --------   --------   --------   --------
      Total                               $    763   $  1,745   $    804   $    426   $    386
                                          ========   ========   ========   ========   ========
   Ratio of non-performing loans
      to average loans outstanding             .33%       .78%       .39%       .22%       .20%

Information with respect to nonaccrual and restructured loans at December 31,

                                            2002       2001       2000       1999      1998
                                            ----       ----       ----       ----      ----
                                                            (In Thousands)
   Nonaccrual loans                       $    219   $    934   $    364   $    164   $     --
   Restructured loans                           --         --         --         --         --
   Interest income that would have been
      recorded under original terms             20         84         38         16         --
   Interest income recorded
      during the period                         --         --         --         --         --
   Commitments to lend additional funds         --         --         --         --         --

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

        JUNIATA VALLEY FINANCIAL CORP. AND ITS WHOLLY-OWNED SUBSIDIARY,
                            THE JUNIATA VALLEY BANK
                                    BUSINESS

SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes the Bank's loan loss experience for each of the five years ended December 31,

                                                2002        2001        2000        1999        1998
                                                ----        ----        ----        ----        ----
                                                                   (In Thousands)
   Average loans outstanding                  $233,262    $223,487    $212,270    $193,305    $189,778
                                              ========    ========    ========    ========    ========

   Allowance for loan loss at January 1       $  2,526    $  2,497    $  2,486    $  2,477    $  2,390

   Losses charged to allowance
      Commercial                                    54          58         155           2          37
      Real estate                                   44          51          --          27          13
      Consumer                                     109         128          89         100          93
                                              --------    --------    --------    --------    --------

                                                   207         237         244         129         143
                                              --------    --------    --------    --------    --------
   Recoveries credited to allowance
      Commercial                                     5           2          13          --           1
      Real estate                                  103          19          --          --          --
      Consumer                                       4           5          12          18          19
                                              --------    --------    --------    --------    --------
                                                   112          26          25          18          20
                                              --------    --------    --------    --------    --------

   Net charge-offs                                  95         211         219         111         123

   Provision for loan losses                       300         240         230         120         210
                                              --------    --------    --------    --------    --------
   Allowance for loan losses at December 31   $  2,731    $  2,526    $  2,497    $  2,486    $  2,477
                                              ========    ========    ========    ========    ========
   Ratio of net charge-offs to
      average loans outstanding                    .04%        .09%        .10%        .06%        .06%

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

                         2002            2001            2000           1999           1998
                         ----            ----            ----           ----           ----
                                                 (In Thousands)

                            % OF            % of            % of            % of           % of
                   AMOUNT   LOAN   Amount   Loan   Amount   Loan   Amount   Loan   Amount  Loan
                   ------   ----   ------   ----   ------   ----   ------   ----   ------  ----
   Commercial      $1,057   12.3%  $  970   11.9%  $  670   12.4%  $  577   10.3%  $  537   9.3%
   Real estate        561   66.2      747   65.7      472   64.3      468   67.3      483  69.3
   Consumer           853   21.5      656   22.4      770   23.3      750   22.4      741  21.4
   Unallocated        260     --      153     --      585     --      691     --      716    --
                   ------   ----   ------   ----   ------   ----   ------   ----   ------  ----
         Total     $2,731    100%  $2,526    100%  $2,497    100%  $2,486    100%  $2,477   100%
                   ======   ====   ======   ====   ======   ====   ======   ====   ======  ====

        JUNIATA VALLEY FINANCIAL CORP. AND ITS WHOLLY-OWNED SUBSIDIARY,
                            THE JUNIATA VALLEY BANK
                                    BUSINESS

SUMMARY OF LOAN LOSS EXPERIENCE (CONTINUED)

While loans secured by real estate mortgages comprise greater than 66% of the total loan portfolio, historically these accounts have resulted in marginal loss. Therefore management's evaluation of the loan portfolio indicates a relatively low allocation of the allowance for this category of loans.

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

Highly leveraged transactions (HLTS) generally include loans and commitments made in connection with recapitalizations, acquisitions and leveraged buyouts, and result in the borrowers debt-to-total assets ratio exceeding 75%. The Bank has no loans at December 31, 2002, that qualified as HLTS.

        JUNIATA VALLEY FINANCIAL CORP. AND ITS WHOLLY-OWNED SUBSIDIARY,
                            THE JUNIATA VALLEY BANK
                                    BUSINESS

DEPOSITS

The average daily amount of deposits and rates paid on such deposits is summarized for December 31, in the following table:

                                      2002             2001            2000
                                      ----             ----            ----
                                 AMOUNT   RATE   Amount    Rate   Amount   Rate
                                 ------   ----   ------    ----   ------   ----
                                               (In Thousands)

   Non-interest bearing demand  $ 38,870        $ 36,623         $ 34,827
   Interest bearing demand        53,896  1.59%   50,056   2.36%   46,221  2.95%
   Savings deposits               35,382  1.82    31,204   2.44    31,033  2.67
   Time deposits                 186,425  4.18   181,085   5.51   175,535  5.52
                                --------        --------         --------
      Total                     $314,573        $298,968         $287,616
                                ========        ========         ========

As of December 31, 2002, certificates of deposit outstanding in an individual amount of $100,000 or more totalled $35,167,000.

The maturity of these certificates of deposits is as follows:

                                 Over 3        Over 6
                   3 months     through 6    through 12     Over 12
                   or less       months        months        months
                   -------       ------        ------        ------
                                   (In Thousands)

                   $10,993       $3,871        $5,667        $14,636
                   =======       ======        ======        =======

        JUNIATA VALLEY FINANCIAL CORP. AND ITS WHOLLY-OWNED SUBSIDIARY,
                            THE JUNIATA VALLEY BANK
                                    BUSINESS


QUARTERLY RESULTS OF OPERATIONS

                                                  Three Months Ended
                                     March 31    June 30    Sept. 30    Dec. 31
                                     --------    -------    --------    -------
                                        (In Thousands, except per share data)

FOR THE YEAR 2002
   Interest income                     $5,850     $5,899      $5,897     $5,824
   Interest expense                    (2,424)    (2,305)     (2,321)    (2,249)
                                       ------     ------      ------     ------
   Net interest income                  3,426      3,594       3,576      3,575
   Provision for loan losses              (75)       (75)        (75)       (75)
   Other income                           505        517         475        517
   Other expenses                      (2,189)    (2,285)     (2,269)    (2,381)
                                       ------     ------      ------     ------
   Income before income taxes           1,667      1,751       1,707      1,636
   Income taxes                          (332)      (421)       (509)      (484)
                                       ------     ------      ------     ------
   Net income                          $1,335     $1,330      $1,198     $1,152
                                       ======     ======      ======     ======

   Per-share data:
      Basic and diluted earnings       $  .57     $  .57      $  .51     $  .50
      Cash dividends                       --        .43          --        .45



                                                  Three Months Ended
                                     March 31    June 30    Sept. 30    Dec. 31
                                     --------    -------    --------    -------
                                        (In Thousands, except per share data)

FOR THE YEAR 2001
   Interest income                     $6,311     $6,172      $6,192     $5,966
   Interest expense                    (3,073)    (3,073)     (3,029)    (2,754)
                                       ------     ------      ------     ------
   Net interest income                  3,238      3,099       3,163      3,212
   Provision for loan losses              (60)       (60)        (60)       (60)
   Other income                           366        563         509        756
   Other expenses                      (2,160)    (2,145)     (2,138)    (2,153)
                                       ------     ------      ------     ------
   Income before income taxes           1,384      1,457       1,474      1,755
   Income taxes                          (294)      (297)       (352)      (485)
                                       ------     ------      ------     ------
   Net income                          $1,090     $1,160      $1,122     $1,270
                                       ======     ======      ======     ======

   Per-share data:
      Basic and diluted earnings       $  .46     $  .49      $  .47     $  .54
      Cash dividends                       --        .39          --        .41


         JUNIATA VALLEY FINANCIAL CORP. AND ITS WHOLLY-OWNED SUBSIDIARY
                             THE JUNIATA VALLEY BANK
            FIVE YEAR FINANCIAL HIGHLIGHTS o SELECTED FINANCIAL DATA

                                         2002        2001        2000        1999        1998
                                         ----        ----        ----        ----        ----
BALANCE SHEET DATA (In Thousands)
   Assets                              $375,735    $356,757    $334,914    $336,119    $343,857
   Deposits                             322,619     305,468     287,221     283,350     293,890
   Loans receivable, net                235,497     227,998     219,819     204,336     189,485
   Securities                           106,431      98,073      85,571     104,650     123,505
   Stockholders' equity                  48,327      45,326      43,082      43,255      45,980
   Average equity                        46,210      44,348      42,106      44,526      44,448
   Average assets                       366,853     348,331     334,685     339,364     338,295

EARNINGS DATA (In Thousands)
   Interest income                     $ 23,470    $ 24,641    $ 24,679    $ 23,858    $ 24,864
   Interest expense                       9,299      11,929      11,880      11,354      12,136
                                       --------    --------    --------    --------    --------
   Net interest income                   14,171      12,712      12,799      12,504      12,728
   Provision for loan losses                300         240         230         120         210
                                       --------    --------    --------    --------    --------
   Net interest income after
      provision for loan losses          13,871      12,472      12,569      12,384      12,518
   Other income                           2,014       2,194       1,377       1,286       1,182
   Other expenses                         9,124       8,596       8,184       8,032       7,986
                                       --------    --------    --------    --------    --------
   Income before income taxes             6,761       6,070       5,762       5,638       5,714
   Federal income taxes                   1,746       1,428       1,375       1,360       1,313
                                       --------    --------    --------    --------    --------
   Net income                          $  5,015    $  4,642    $  4,387    $  4,278    $  4,401
                                       ========    ========    ========    ========    ========

RATIOS
   Return on average assets                1.37%       1.33%       1.31%       1.26%       1.30%
   Return on average equity               10.85       10.47       10.42        9.61        9.90
   Equity to assets (year end)            12.86       12.71       12.86       12.87       13.37
   Loans to deposits (year end)           73.00       74.64       76.53       72.11       64.47
   Dividend payout (percentage
      of income)                          40.72       40.78       66.90       68.61       37.99
   Efficiency ratio                       56.37       57.67       57.73       58.25       57.41

PER SHARE DATA
   Basic and diluted earnings              2.15        1.96        1.81        1.70        1.72
   Cash dividends                           .88         .80        1.21        1.16         .67
   Book value                             20.89       19.28       19.90       19.35       19.73
   Average shares outstanding         2,330,390   2,368,923   2,420,966   2,519,801   2,553,913
   Approximate number
      of stockholders                     1,751       1,719       1,725       1,696       1,607

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------
                              FINANCIAL CONDITION
--------------------------------------------------------------------------------

TABLE 1 -- SOURCES AND USES OF FUNDS TRENDS

                                              2002   Increase (Decrease)       2001    Increase (Decrease)    2000
                                            AVERAGE  -------------------     Average   -------------------  Average
                                            BALANCE      Amount     %        Balance    Amount       %      Balance
                                            -------      ------     -        -------    ------       -      -------
                                                                      (Thousands of Dollars)
Funding uses:
   Interest earning assets:
      Loans:
         Commercial                         $ 70,906    $ 4,319    6.49%    $ 66,587    $ 1,843     2.85%   $ 64,744
         Mortgage                            113,149      6,538    6.13      106,611      6,818     6.83      99,793
         Consumer                             49,207     (1,082)  (2.15)      50,289      2,556     5.35      47,733
                                            --------    -------             --------    -------             --------

                                             233,262      9,775    4.37      223,487     11,217     5.28     212,270
         Less: Allowance for loan losses      (2,600)       (82)  (3.26)      (2,518)         1      .04      (2,519)
                                            --------    -------             --------    -------             --------

                                             230,662      9,693    4.39      220,969     11,218     5.35     209,751
      Interest bearing deposits
         with banks                            4,239      3,125  280.52        1,114        442    65.77         672
      Securities                              95,985      9,465   10.94       86,520    (12,276)  (12.43)     98,796
      Funds sold                               6,108     (4,132) (40.35)      10,240      6,670   186.83       3,570
                                            --------    -------             --------    -------             --------

                                             106,332      8,458    8.64       97,874     (5,164)   (5.01)    103,038
      Total interest earning
         assets                              336,994     18,151    5.69      318,843      6,054     1.94     312,789
      Other assets                            29,859        371    1.26       29,488      7,592    34.67      21,896
                                            --------    -------             --------    -------             --------

            Total uses                      $366,853    $18,522    5.32     $348,331    $13,646     4.08    $334,685
                                            ========    =======             ========    =======             ========
Funding sources:
      Deposits:
         Demand                             $ 38,870    $ 2,247    6.14     $ 36,623    $ 1,796     5.16    $ 34,827
         Interest bearing demand              53,896      3,840    7.67       50,056      3,835     8.30      46,221
         Savings                              35,382      4,178   13.39       31,204        171      .55      31,033
         Time under $100,000                 153,502      3,688    2.46      149,814       (612)    (.41)    150,426
                                            --------    -------             --------    -------             --------

         Total core deposits                 281,650     13,953    5.21      267,697      5,190     1.98     262,507
         Time over $100,000                   32,923      1,652    5.28       31,271      6,162    24.54      25,109
                                            --------    -------             --------    -------             --------

         Total deposits                      314,573     15,605    5.22      298,968     11,352     3.95     287,616
      Other liabilities                        5,933        939   18.80        4,994         31      .62       4,963
      Short-term borrowings                      137        116  552.38           21         21   100.00          --
      Stockholders' equity                    46,210      1,862    4.20       44,348      2,242     5.32      42,106
                                            --------    -------             --------    -------             --------

            Total sources                   $366,853    $18,522    5.32     $348,331    $13,646     4.08    $334,685
                                            ========    =======             ========    =======             ========

This discussion concerns Juniata Valley Financial Corp. (Corporation) and its wholly owned subsidiary, The Juniata Valley Bank (Bank). The purpose is to focus on information concerning the Corporation's financial condition and results of operations which is not readily apparent from the consolidated financial statements. In order to obtain a clear understanding of this discussion, the reader should reference the consolidated financial statements, the notes to the statements, and other financial information presented in this Annual Report.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

--------------------------------------------------------------------------------
                        FINANCIAL CONDITION (CONTINUED)
--------------------------------------------------------------------------------

The following discussion and analysis is intended to assist the reader in reviewing the financial information presented and should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein.

CRITICAL ACCOUNTING POLICIES

Disclosure of the Corporation's significant accounting policies is included in footnotes to the consolidated financial statements under the heading "Summary of Significant Accounting Policies". Certain of these policies are particularly sensitive requiring significant judgements, estimates and assumptions to be made by management. Additional information is contained in Management's Discussion and Analysis for the most sensitive issues, including the provision and allowance for loan losses and accounting for stock options.

Management, in determining the allowance for loan losses, makes significant estimates. Consideration is given to current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, borrowers' perceived financial and managerial strengths, the adequacy of the underlying collateral, if collateral dependent, or present value of future cash flows and other relevant factors.

As permitted by SFAS No. 123, the Corporation accounts for stock-based compensation in accordance with Accounting Principles Board Opinion (APB) No.
25. Under APB No. 25, no compensation expense is recognized in the income statement related to any options granted under the Corporation stock option plans. The pro forma impact to net income and earnings per share that would occur if compensation expense was recognized, based on the estimated fair value of the options on the date of the grant, is disclosed in the notes to the consolidated financial statements. The Corporation intends to continue to account for stock-based compensation in this manner unless there is more specific guidance issued by the Financial Accounting Standards Board or unless a clear consensus develops in the financial services industry on the application of accounting methods.

FORWARD-LOOKING STATEMENTS

The information contained in this Annual Report contains forward-looking statements (as defined in the Securities Exchange Act of 1934), including without limitation, statements as to the future loan and deposit volumes, the allowance and provision for possible loan losses, future interest rates and their effect on the Corporation's financial condition or results of operations, the classification of the investment portfolio and other statements which are not historical facts or as to trends or management's intentions, plans, beliefs, expectations, or opinions. Such forward-looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in these forward-looking statements including without limitation, the effect of economic conditions and related uncertainties, the effect of interest rates on the Corporation, federal and state government regulation and competition. Certain of these risks, uncertainties and other factors are discussed in this Annual Report or on Form 10-K for the year ended December 31, 2002, a copy of which may be obtained from the Corporation upon request without charge.

OVERVIEW

The Corporation functions as a financial intermediary and therefore its financial condition is analyzed in terms of changes in its sources and uses of funds. Table 1 presents daily average balances, the dollar change, and percentage change for the past two years. This table is referenced for the discussion in this section.

The Corporation's average assets experienced an increase during 2002, reaching the level of $366,853,000, an increase of $18,522,000 or 5.32% compared to 2001. From 2000 to 2001 the Corporation experienced an increase in assets of $13,646,000. The Corporation experienced an increase in average balances of loans of $9,775,000 or 4.37% from 2001 to 2002. This increase was less than the increase of $11,218,000 or 5.28% in 2001 over 2000. If there is not enough borrowers available to loan money to, then a bank needs to use the funds to invest in interest bearing deposits with other banks, securities, or federal funds sold. Interest bearing deposits with other banks increased $3,125,000 or 280.52% comparing 2001 to 2002. The increase in 2001 over 2000 was $442,000 or 65.77%. Securities increased $9,465,000 or 10.94% from 2001 to 2002. Securities decreased in 2001 over 2000 by $12,276,000 or 12.43%. Funds sold declined in 2002 over 2001 by $4,132,000 or 40.35%. This was a decision by management because of the low rates received on federal funds. Funds sold increased from 2000 to 2001 by $6,670,000 or 186.83%. Overall earning assets increased by $18,151,000 or 5.69% from 2001 to 2002. The increase was smaller in 2001 over 2000 which was $6,054,000 or 1.94%. Other assets increased in 2001 because of a $5,000,000 bank-owned life insurance purchase in the first quarter. The cash surrender value of this instrument is included in non-earning assets and revenues generated are included in non-interest income.

The Corporation's funding sources increase was due in part to customers exiting the capital markets and being unsure of where to place their money. This uncertainty caused core deposits to increase $13,953,000 or 5.21% in 2002 over 2001. The increase in core deposits from 2000 to 2001 was $5,190,000 or 1.98%. The largest increase was in savings in 2002. This increase was $4,178,000 or 13.39%. Savings deposits increased by $171,000 from 2000 to 2001. Interest bearing demand increased $3,840,000 or 7.67% in 2002. This increase was on pace with the increase in 2001 of $3,835,000. Certificates of deposit under $100,000 increased $3,688,000 or 2.46% in 2002. These time deposits actually declined $612,000 in 2001. In 2002 time deposits over $100,000 grew by $1,652,000 or
5.28%. This growth was much less than the growth experienced in 2001 which amounted to $6,162,000.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

--------------------------------------------------------------------------------
                             RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                    [NET INCOME GRAPHIC OMITTED]
Juniata Valley Financial Corp. reported net income for 2002 of $5,015,000 which was $373,000 or 8.04% more than the $4,642,000 reported in 2001 and $628,000 or
14.32% more than the $4,387,000 reported in 2000. Basic and diluted earnings per share were $2.15 in 2002. This is an increase of $.19 from 2001 and an increase of $.34 over 2000. This increase in earnings per share is a result of both increased income but also a decline in weighted shares outstanding due to the stock repurchase program.

                                      [RETURN ON AVERAGE EQUITY GRAPHIC OMITTED]
The two most widely recognized performance ratios within the financial services industry are the return on average equity and return on average assets. The return on average equity ratio presents the net income to average equity maintained throughout the year. The return on average equity was 10.85% in 2002 compared to 10.47% in 2001 and 10.42% in 2000.

                                      [RETURN ON AVERAGE ASSETS GRAPHIC OMITTED]
Return on average assets presents the income for the year compared to the average assets maintained throughout the year. The return on average assets was 1.37% in 2002 compared to 1.33% in 2001 and 1.31% in 2000.

                                      [CASH DIVIDENDS PER SHARE GRAPHIC OMITTED]
The Board of Directors continued to increase the cash dividends paid to shareholders. On a per share basis $.88 was paid in 2002 up 10.00% from the $.80 paid in 2001 and down 27.27% from the $1.21 paid in 2000. The increase of cash dividends in 2000 was to help increase the return on equity ratio by returning cash value to stockholders. The Board of Directors declared a $.45 special dividend to be paid in the spring of 1999 and 2000. In the spring of 2001 the Board of Directors declared a 10% stock dividend. Per share data has been adjusted in prior years to reflect this event.

                                                        [ASSETS GRAPHIC OMITTED]
The Corporation had an increase in total assets of $18,978,000 or 5.32% at December 31, 2002. Assets for the year ended December 31, 2002, were $375,735,000 compared to assets of $356,757,000 at December 31, 2001.


The Juniata Valley Bank's allowance for loan losses was $2,731,000 in 2002, $2,526,000 in 2001 and $2,497,000 in 2000. The provision provided in each of those years was $300,000 in 2002, $240,000 in 2001 and $230,000 in 2000. The
provision was increased in 2002 because of uncertain economic conditions locally and the increase in the diversification of the loan portfolio. The provision for loan losses exceeded net charge-offs by 215.79%, 13.74%, and 5.02%, in 2002, 2001 and 2000, respectively. In 2002 net charge-offs were .04% of average loans outstanding. In 2001 and 2000 net charge-offs were .09% and .10%, respectively, of average loans outstanding each year.

Other income decreased $180,000 or 8.20% from 2001 to 2002. From 2000 to 2001 the increase was $817,000 or 59.33%. The trust department income decreased $96,000 in 2002 over 2001. This was a result of a decline in estate settlements. From 2000 to 2001 the trust department had an increase of $48,000. Customer service fees increased $61,000 for 2002 compared to 2001, and $76,000 for 2001 compared to 2000. The increases in customer service fees can be attributed to an increase in volume and not as a result of increased fees. The net realized gains on sales of securities was a result of a security called at a premium. This resulted in an $8,000 increase in 2002 over 2001. There were no security sales or calls of securities at a premium in 2001. Because there were no realized gains on the sale of securities in 2001, this created a decrease of $5,000 in 2001 over 2000. Income on life insurance increased by $20,000 in 2002 over 2001. The increase in 2001 over 2000 was $287,000. Income on life insurance is from a new bank-owned life insurance plan put into place in 2001 that covers Directors' retirement and key employees that are not covered by another plan. The plan also offers life insurance for Directors' and key employees. The other income decreased in 2002 over 2001 by $173,000. The increase in 2001 over 2000 was $411,000. This increase in 2001 can be attributed to $266,000 in a settlement of a long-standing litigation process in which the Bank was the plaintiff. If it were not for this settlement the increase in 2002 over 2001 would have been $93,000. The Bank experienced an increase of $17,000 in alternative investment commissions. The increase in 2001 over 2000 was $107,000. ATM surcharge accounted for a $10,000

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

--------------------------------------------------------------------------------
                       RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

increase in 2002 as compared to 2001. There was also an increase of $26,000 in interchange fees on debit cards. Both increases in 2002 can be attributed to increased usage as opposed to increased fees. The management of The Juniata Valley Bank seeks product and service improvements that both strengthen existing customer relationships and help attract new ones. During 1997, sales of mutual funds were introduced through a third party joint marketing arrangement with T.H.E. Financial for those customers desiring this type of alternative investment. Fee income derived from the sale of this product in 2002 was $204,000.

In 2002, other expenses increased $528,000 or 6.14% over 2001, compared to an increase of $412,000 from 2000 to 2001. Salaries and wages increased $255,000 from 2001 to 2002. This compares to a decrease of $72,000 from 2000 to 2001. The increase in 2002 can be attributed to regular salary increases as opposed to additional employees. An early retirement option was given and six employees took advantage of it in September 2000. Employee benefits increased $136,000 from 2001 to 2002. From 2000 to 2001 the Bank experienced a decrease of $67,000. This was due to price changes of benefits provided as opposed to changed benefits. Occupancy expense increased by $87,000 in 2002 over 2001. The increase in 2001 over 2000 was $77,000. These increases can be attributed to the Bank's new operations' center. Equipment expense decreased $24,000 in 2002. This was preceded by an increase in 2001 of $229,000. The decline in 2002 is due to negotiations with the third-party bank service provider of computer processing. Directors' compensation remained virtually unchanged between 2001 and 2002. The increase in 2001 over 2000 of $90,000 was a result of the new retirement plan put in place in 2001. Taxes, other than income is an increase in the Pennsylvania shares tax of $19,000 in 2002 over 2001 and $20,000 in 2001 over 2000. The $58,000 increase in 2002 over 2001 in other expenses can be attributed to an increase in outside professional fees. The increase of $135,000 in 2001 over 2000 in other expenses can be attributed to $68,000 paid for outsourcing the internal audit, compliance, and loan review function, $42,000 increase in postage, and $25,000 for redesigning the wage and salary administration.

The provision for income taxes for 2002 was $1,746,000 compared to $1,428,000 in 2001 and $1,375,000 in 2000. The effective tax rate, which is the ratio of income tax expense to income before income taxes, was 25.82% in 2002, an increase from the 23.53% in 2001 and 23.86% in 2000. The tax rate for all periods was less than the statutory rate of 34% due to tax exempt securities and loan income and tax free earnings on the bank-owned life insurance. Please refer to the Notes to the Consolidated Financial Statements "Income Taxes" for further analysis of federal income tax expense.

On November 12, 1999, The Gramm-Leach-Bliley Act was signed into law. The Act permits commercial banks to affiliate with investment banks. It permits bank holding companies to engage in any type of financial activity which includes, securities, insurance, merchant banking/equity investment, financial in nature, and complimentary activities. The merchant banking provisions will allow a bank holding company to make a controlling investment in any kind of company, financial or commercial. These new powers allow a bank to engage in virtually every type of activity currently recognized as financial or incidental or complementary to a financial activity. The commercial bank has to be well-capitalized, well-managed and CRA rated satisfactory or better. The Act also allows subsidiaries of banks to engage in a broad range of financial activities that are not permitted for banks themselves. In light of this new legislation, The Corporation and The Juniata Valley Bank will evaluate new financial activities that would complement the products already offered to enhance non-interest income.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

--------------------------------------------------------------------------------
                              NET INTEREST INCOME
--------------------------------------------------------------------------------

Net interest income is the most significant contributor to the Corporation's net income. During 2002, net interest income increased 11.48% to $14,171,000 compared to a decrease of .68% from 2000 to 2001. Table 3 shows the interest income, interest expense and net interest income with the percentage change between the years. While interest income earned declined due to lower rates, interest expense declined more.

Table 2 presents average balances, interest income and expense and yields earned or paid. This table summarizes the components of the net interest income growth. Interest earning assets increased $18,233,000 or 5.67% in 2002. In 2001 over 2000 there was an increase of $6,053,000. The largest contributor to interest income is loans. The yield on loans has declined for all three years presented. From 2001 to 2002 by .81%. From 2000 to 2001 the rate declined .16%. The yield on taxable securities decreased 1.08% and the yield on tax free securities increased .12%. In 2001 the yield on taxable securities decreased .26% and tax free securities decreased .12%. Federal funds sold had a decrease of 2.46% in 2002 over 2001 which was preceded by 4.24% decrease in 2001 over 2000. The overall yield on these interest earning assets for 2002 was a decrease of .76%. This followed a decrease of .16% from 2000 to 2001.

Interest bearing liabilities increased $13,474,000 or 5.14% for 2002. There was an increase of $9,577,000 from 2000 to 2001. Time deposits increased by $5,340,000 from 2001 to 2002, savings deposits increased by $4,178,000 and demand deposits bearing interest increased $3,840,000. Rates paid decreased by 1.18% in 2002. There was also a decrease in rates paid from 2000 to 2001 of ..15%.

The Corporation's net spread was 3.54% in 2002 up from the 3.12% in 2001 and the 3.13% in 2000. Interest spread measures the absolute difference between average rates earned and average rates paid while net interest margin reflects the relationship of interest income to earning assets versus interest expense to earning assets. The Corporation's net interest margin was 4.17% for 2002 compared to 3.96% in 2001 and 4.06% in 2000.

From Table 4 it can be seen that the increases in net interest income of $1,459,000 during 2002 were affected by increases in volume of $925,000 and an increase in rates of $534,000. Even though rates declined, the rates in interest bearing assets declined less than the rates in interest bearing liabilities. Volume increased while rates decreased on interest income which is the same scenario with interest expense in 2002. Loans added $846,000 in volume but had a $1,865,000 decrease in rates. Taxable securities had an increase in volume and a decrease in rate. Interest expense experienced a small increase in volume in all categories and a decline in rates. The most significant being time deposits. Rate declines contributed $2,472,000 to the overall change. In 2001 an increase in net interest income was also due to an increase in volume and a decrease in rates. Interest income and interest expense had both an increase in volume and rate.

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

                                                                    2002
                                                                  INTEREST
                                                     AVERAGE       INCOME        AVERAGE
                                                     BALANCES     (EXPENSE)     YIELD/RATE
                                                     --------     ---------     ----------

                                                               (IN THOUSANDS)

INTEREST EARNING ASSETS
    Interest bearing deposits in other banks         $  4,239      $   145         3.42%
    Securities (taxable)                               57,762        2,851         4.94
    Securities (tax exempt)                            38,223        1,469         3.84
    Federal funds sold                                  6,108           95         1.56
    Loans                                             233,262       18,910         8.11
                                                     --------      -------

        Total interest earning assets                 339,594       23,470         6.91
                                                                                   ----
NON-INTEREST EARNING ASSETS
    Cash and due from banks                             9,791
    Other assets                                       20,068
    Less: allowance for loan losses                    (2,600)
                                                     --------

        Total assets                                 $366,853
                                                     ========

INTEREST BEARING LIABILITIES
    Demand deposits bearing interest                 $ 53,896         (855)        1.59%
    Savings deposits                                   35,382         (642)        1.81
    Time deposits                                     186,425       (7,799)        4.18
    Short-term borrowings                                 137           (3)        2.19
                                                     --------      -------

        Total interest bearing liabilities            275,840       (9,299)        3.37
                                                                   -------         ----

NON-INTEREST BEARING LIABILITIES
    Demand deposits                                    38,870
    Other liabilities                                   5,933
STOCKHOLDERS' EQUITY                                   46,210
                                                     --------

        Total liabilities and stockholders' equity   $366,853
                                                     ========

NET INTEREST INCOME/SPREAD                                         $14,171         3.54%
                                                                   =======         ====

MARGIN ANALYSIS
    Interest income/earning assets                                                 6.91%
    Interest expense/earning assets                                                2.74
                                                                                   ----

        Net interest margin                                                        4.17%
                                                                                   ====

--------------------------------------------------------------------------------
                              TABLE 2 (CONTINUED)
--------------------------------------------------------------------------------

               2001                                       2000
             INTEREST                                   INTEREST
 AVERAGE      INCOME         AVERAGE       AVERAGE       INCOME        AVERAGE
BALANCES     (EXPENSE)     YIELD/RATE     BALANCES      (EXPENSE)     YIELD/RATE
--------     ---------     ----------     --------      ---------     ----------

          (IN THOUSANDS)                             (IN THOUSANDS)

$  1,114      $    53         4.76%       $    672       $    48         7.14%
  44,691        2,692         6.02          52,339         3,287         6.28
  41,829        1,555         3.72          46,457         1,785         3.84
  10,240          412         4.02           3,570           295         8.26
 223,487       19,929         8.92         212,270        19,264         9.08
--------      -------                     --------       -------
 321,361       24,641         7.67         315,308        24,679         7.83
                              ----                                       ----
   9,596                                     9,243
  19,892                                    12,653
  (2,518)                                   (2,519)
--------                                  --------
$348,331                                  $334,685
========                                  ========

$ 50,056       (1,183)        2.36%       $ 46,221        (1,363)        2.95%
  31,204         (760)        2.44          31,033          (828)        2.67
 181,085       (9,985)        5.51         175,535        (9,689)        5.52
      21           (1)        4.76              --            --           --
--------      -------                     --------       -------
 262,366      (11,929)        4.55         252,789       (11,880)        4.70
              -------         ----                       -------         ----

  36,623                                    34,827
   4,994                                     4,963
  44,348                                    42,106
--------                                  --------

$348,331                                  $334,685
========                                  ========
              $12,712         3.12%                      $12,799         3.13%
              =======         ====                       =======         ====

                              7.67%                                      7.83%
                              3.71                                       3.77
                              ----                                       ----

                              3.96%                                      4.06%
                              ====                                       ====

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

--------------------------------------------------------------------------------
                         TABLE 3 -- NET INTEREST INCOME
--------------------------------------------------------------------------------

Net interest income, defined as interest income less interest expense, is shown in the following table:


                            2002     % Change      2001    % Change     2000
                            ----     --------      ----    --------     ----
                                             (In Thousands)

Interest income           $23,470     (4.75)%    $24,641     (.15)%    $24,679
Interest expense            9,299    (22.05)      11,929      .41       11,880
                          -------                -------               -------
Net interest income       $14,171     11.48      $12,712     (.68)     $12,799
                          =======                =======               =======


--------------------------------------------------------------------------------
             TABLE 4 -- RATE-VOLUME ANALYSIS OF NET INTEREST INCOME
--------------------------------------------------------------------------------

Table 4 attributes increases and decreases in components of net interest income either to changes in average volume or to changes in average rates for interest earning assets and interest bearing liabilities. Numerous and simultaneous balance and rate changes occur during the year. The amount of change that is not due solely to volume or rate is allocated proportionally to both.

                                  2002/2001 Increase (Decrease)       2001/2000 Increase (Decrease)
                                         Due to Change in                   Due to Change in

                                  Volume        Rate        Net       Volume        Rate       Net
                                  ------        ----        ---       ------        ----       ---

Interest bearing deposits
     in other banks               $  111      $   (19)    $    92     $   25       $ (20)     $   5
Securities (taxable)                 699         (540)        159       (465)       (130)      (595)
Securities (tax free)               (138)          52         (86)      (173)        (57)      (230)
Federal funds sold                  (126)        (191)       (317)       329        (212)       117
Loans                                846       (1,865)     (1,019)     1,005        (340)       665
                                  ------      -------     -------     ------       -----      -----
     Interest income               1,392       (2,563)     (1,171)       721        (759)       (38)
                                  ======      =======     =======     ======       =====      =====

Demand deposits
     bearing interest                 85         (413)       (328)       107        (287)      (180)
Savings deposits                      93         (211)       (118)         4         (72)       (68)
Time deposits                        286       (2,472)     (2,186)       306         (10)       296
Short-term borrowings                  3           (1)          2          1          --          1
                                  ------      -------     -------     ------       -----      -----
     Interest expense                467       (3,097)     (2,630)       418        (369)        49
                                  ------      -------     -------     ------       -----      -----

Increase (decrease)
     in net interest income       $  925      $   534     $ 1,459     $  303       $(390)     $ (87)
                                  ======      =======     =======     ======       =====      =====

--------------------------------------------------------------------------------
                                 LOAN PORTFOLIO
--------------------------------------------------------------------------------

                                                     [NET LOANS GRAPHIC OMITTED]
At December 31, 2002, net loans increased $7,499,000 or 3.29% over 2001. This follows an increase in 2001 over 2000 in net loans of $8,179,000 or 3.72%. The loan to deposit ratio fluctuated throughout 2002; monthly averages were at a low in October of 71.0% and a high in February of 73.3%.

Residential mortgages increased by $5,431,000 or 4.55% from 2001 to 2002. Residential mortgages increased by $5,242,000 from 2000 to 2001. Real estate loans still remain a very attractive option due to the tax deductibility of mortgage interest. Commercial real estate loans grew by $809,000 or 2.54% in 2002 over 2001. Commercial real estate loans increased by $3,230,000 from 2000 to 2001. Consumer loans decreased $304,000 or .49% in 2002 over 2001. This follows a year with a decrease of $1,517,000 in 2001 over 2000.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

--------------------------------------------------------------------------------
                           LOAN PORTFOLIO (CONTINUED)
--------------------------------------------------------------------------------

In spite of the slow economy and increasing credit problems nationwide, the Corporation continued its excellent chargeoff record (charge-offs, net of recoveries) during 2002. For the year, the net charge-offs were $95,000 or .04% of average loans outstanding. This compares with $211,000 or .09% in 2001 and $219,000 or .10% in 2000. The low net charge-offs in 2002 was due to a recovery of over $100,000 on a loan previously charged-off. The increase in 2001 and 2000 was due to a growing loan portfolio and not as a result of relaxation of underwriting standards.

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

To determine the allowance and corresponding provision, the amount required for specific allocation is first determined. For all types of commercial and construction loans, this amount is based upon specific borrower data determined by reviewing non-performing, delinquent, or potentially troubled credits. In addition, a general allocation is also determined using the same criteria applied to the total commercial portfolio excluding those identified for possible specific allocation. Consumer and residential real estate allowances, generally are based upon recent chargeoff and delinquency history, other known trends, and expected losses over the remaining lives of these loans, as well as the condition of local, regional, and national economies.

As part of the evaluation process, management considers it appropriate to maintain a portion of the allowance that is based on credit quality trends, loan volume, current economic trends and other uncertainties. This portion of the allowance for loan losses is reflected as the unallocated portion.

Determining the level of the allowance for possible loan losses at any given period is difficult, particularly during deteriorating or uncertain economic periods. Management must make estimates using assumptions and information which is often subjective and changing rapidly. The review of the loan portfolio is a continuing event in light of a changing economy and the dynamics of the banking and regulatory environment. It is management's opinion that the allowance for loan losses for 2002 of $2,731,000 or 1.15% of outstanding loans is adequate to meet any foreseeable loan loss contingency. This is higher than the 1.11% for 2001 and the 1.14% for 2000.

At December 31, 2002 and 2001, total non-performing loans were $763,000 and $1,745,000, respectively; nonperforming loans as a percentage of the allowance for loan losses were 27.94% and 69.08%, respectively.

In addition, regulatory authorities, as an integral part of their examinations, periodically review the allowance for possible loan losses. They may require additions to allowances based upon their judgements about information available to them at the time of their examination.

It is the policy of the Corporation not to renegotiate the terms of a loan simply because of a delinquent status. Rather a loan is transferred to non-accrual status if it is not well secured and in process of collection and is delinquent in payment of either principal or interest beyond 90 days. Interest income received on non-accruing loans was $0 in 2002 and 2001.

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

Loans with principal and/or interest delinquent 90 days or more which are still accruing interest were $544,000 at December 31, 2002, down from the $811,000 at December 31, 2001. Although the economy has stabilized since September 11, 2001, there is still uncertainty locally for large employers. This may adversely affect certain borrowers and may cause additional loans to become past due beyond 89 days or to be placed on non-accrual status because of uncertainty of receiving full payments of either principal or interest on these loans.

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

Liquidity management is influenced by several key elements, including asset quality and the maturity structure of assets and liabilities. The single most important source of liquidity for the Corporation is a strong, stable core deposit base. This funding source has exhibited steady growth over the years and consists of deposits from customers with longstanding relationships. In 2002 the Corporation funded approximately 76% of its assets with core deposits acquired in local communities. This core deposit base, combined with stockholders' equity, funded over 90% of average assets in 2002 and provides a substantial and highly stable source of liquidity.

Principal sources of asset liquidity are provided by held to maturity securities maturing in one year or less, available for sale securities, interest bearing time deposits with banks maturing within one year, and other short term investments such as federal funds sold and cash and due from banks. At December 31, 2002, these liquid assets amounted to $104,338,000 compared to liquid assets at December 31, 2001, of $76,472,000. Liquidity is also provided by scheduled and unscheduled principal repayments of loans.

The financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments. Unused commitments, at December 31, 2002 totaled $33,719,000. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk.

The Corporation joined the Federal Home Loan Bank (FHLB) of Pittsburgh in August of 1993 for the purpose of providing short term liquidity when other sources are unable to fill these needs. The Corporation has a short term line of credit of $10,000,000. Outstanding balances under this agreement were $0 at December 31, 2002. At December 31, 2001, the amount borrowed was $1,275,000. The Bank has a maximum borrowing capacity of $127,807,000 with the FHLB which is collateralized by qualifying assets of the Bank. No amounts were outstanding at December 31, 2002 and 2001.

Liability liquidity, which is more difficult to measure, can be met by attracting deposits and maintaining the core deposit base. The Corporation's ability to attract deposits depends primarily on several factors including sales effort, competitive interest rates, and other conditions which help maintain consumer confidence in the stability of the financial institution. This confidence is evaluated by such factors as profitability, capitalization and overall financial condition.

The Corporation's primary funding requirement is loan demand. From the statement of cash flows in 2002 loan demand increased by $7,799,000. This was easily funded by the deposit growth of $17,151,000.

--------------------------------------------------------------------------------
                       TABLE 5 -- CONTRACTUAL OBLIGATIONS
--------------------------------------------------------------------------------

CONTRACTUAL OBLIGATIONS

                                             December 31, 2002
                                             -----------------
                      Less than                               Over
                       1 Year    1 - 3 Years   4 - 5 Years   5 Years    Total
                       ------    -----------   -----------   -------    ------
                                              (In Thousands)

Time deposits         $110,307     $58,508       $20,558     $    --   $189,373
Long term debt              --          --            --          --         --
Operating leases           275         552           303          --      1,130
                      --------     -------       -------     -------   --------
Total                 $110,582     $59,060       $20,861     $    --   $190,503
                      ========     =======       =======     =======   ========

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

--------------------------------------------------------------------------------
                               REGULATORY MATTERS
--------------------------------------------------------------------------------

The Juniata Valley Bank is subject to periodic examinations by one or more of the various regulatory agencies. During 2002 an examination was conducted by the Federal Deposit Insurance Corporation. This examination included, but was not limited to, procedures designed to review lending practices, credit quality, liquidity, operations and capital adequacy. No comments were received from this regulatory body which would have a material effect on the Corporation's liquidity, capital resources, or operations.

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

In July of 2002, the Financial Accounting Standards Board issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which nullifies EITF Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This statement delays recognition of these costs until liabilities are incurred, rather than at the date of commitment to the plan, and requires fair value measurement. It does not impact the recognition of liabilities incurred in connection with a business combination or the disposal of long-lived assets. The provisions of this statement are effective for exit or disposal activities initiated after December 31, 2002, and are not expected to have a significant impact on the Corporation's financial condition or results of operations.

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

The Corporation uses several tools to measure and evaluate interest rate risk. Table 6 provides information about the Corporation's financial instruments that are sensitive to changes in interest rates. For securities, loans and deposits, the table presents principal cash flows and related weighted average interest rates by maturity dates. The Corporation has no market risk sensitive instruments entered into for trading purposes.

Another tool for analyzing interest rate risk is financial simulation modeling which captures the impact of not only changing interest rates but also other sources of cash flow variability including loan and securities prepayments, loan repricing, and deposit pricing. Financial simulation modeling forecasts both net interest income and the economic value of equity. The Corporation regularly measures the effects of an up or down 200-basis point "rate shock" which is deemed to represent the outside limits of any reasonably probable movement in market interest rates during a one-year time frame. As indicated in Table 7, the financial simulation analysis revealed that projected net interest income over a one-year time period is positively affected by higher market interest rates, while the economic value of equity is adversely affected by higher interest rates. In a lower interest rate environment the opposite is presented. Projected net interest income is adversely affected by the lower rates and economic value of equity is favorably affected.

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


-------------------------------------------------------------------------------------------------
                               TABLE 6 - INTEREST RATE SENSITIVITY
                   PRINCIPAL AMOUNT BY EXPECTED MATURITY/AVERAGE INTEREST RATE
-------------------------------------------------------------------------------------------------

                                                  2003                2004              2005
                                                  ----                ----              ----
DECEMBER 31, 2002                                           (Dollars in Thousands)
                                            Amount    Rate      Amount    Rate    Amount     Rate
                                            ------    ----      ------    ----    ------     ----
ASSETS

    Interest bearing and time deposits     $ 3,565    3.25%    $ 1,915    2.95%        --      --
    Federal funds sold                       3,700    1.56          --      --         --      --
    Available for sale securities            6,081    5.84       6,991    6.01    $23,512    4.12%
    Held to maturity securities             15,466    4.75      12,474    4.28         --      --

    Loans
        Commercial                          26,815    7.63          --      --         --      --
        Consumer                            11,752    8.66       9,178    9.14      6,772    8.92
        Real estate mortgage               140,987    7.62       1,786    7.53      1,894    7.53


LIABILITIES

    Interest bearing demand deposits        58,160    1.59          --      --         --      --
    Savings deposits                        36,194    1.82          --      --         --      --
    Certificates of deposit                110,307    3.48      36,039    3.91     22,469    4.15


=================================================================================================


                                                  2002                2003              2004
                                                  ----                ----              ----
DECEMBER 31, 2001                                           (Dollars in Thousands)
                                            Amount    Rate      Amount    Rate    Amount     Rate
                                            ------    ----      ------    ----    ------     ----

ASSETS

    Interest bearing and time deposits    $  2,217    2.96%    $ 1,400    3.66%   $    60    4.41%
    Federal funds sold                          --      --          --      --         --      --
    Available for sale securities            7,519    5.21      10,284    5.92      9,112    5.18
    Held to maturity securities              8,351    4.74      10,624    5.12     17,409    4.53

    Loans
        Commercial                          24,548    8.56          --      --         --      --
        Consumer                            11,799    8.72       9,435    9.33      7,387    9.03
        Real estate mortgage               135,815    7.87         876    7.79        922    7.78


LIABILITIES

    Interest bearing demand deposits        51,769    2.36          --      --         --      --
    Savings deposits                        32,281    2.44          --      --         --      --
    Certificates of deposit                112,800    4.73      47,917    5.18     11,163    4.83


--------------------------------------------------------------------------------
                              TABLE 6 (CONTINUED)
--------------------------------------------------------------------------------

                                                                       Fair Value
        2006              2007           Thereafter        Total   December 31, 2002
        ----              ----           ----------        -----   -----------------
                                (Dollars in Thousands)
  Amount   Rate     Amount   Rate     Amount   Rate
  ------   ----     ------   ----     ------   ----
      --     --         --     --         --     --      $  5,480      $  5,480
      --     --         --     --         --     --         3,700         3,700
 $ 8,100   5.37%   $16,393   5.77%   $ 6,700   5.26%       67,777        70,495
     969   3.50        498   4.38        500   5.84        29,907        30,698


      --     --         --     --         --     --        26,815        26,815
   4,441   8.64      3,202   8.61     18,459   8.57        53,804        51,571
   1,982   7.53      2,006   7.50      8,954   7.46       157,609       157,825


      --     --         --     --         --     --        58,160        58,160
      --     --         --     --         --     --        36,194        36,194
  10,506   4.88     10,052   4.58         --     --       189,373       186,366


================================================================================



                                                                       Fair Value
        2005              2006           Thereafter        Total   December 31, 2001
        ----              ----           ----------        -----   -----------------
                                (Dollars in Thousands)
  Amount   Rate     Amount   Rate     Amount   Rate
  ------   ----     ------   ----     ------   ----

      --     --         --     --         --     --       $ 3,677       $ 3,677
      --     --         --     --         --     --            --            --
 $ 8,476   5.67%   $ 6,932   6.01%  $ 11,315   5.39%       53,638        54,663
     500   6.00        961   3.50        767   5.33        38,612        39,435


      --     --         --     --         --     --        24,548        24,548
   4,949   8.79      3,271   8.78     15,240   8.89        52,081        52,283
     983   7.77      1,045   7.76     11,728   7.59       151,369       151,620


      --     --         --     --         --     --        51,769        51,769
      --     --         --     --         --     --        32,281        32,281
   5,050   5.82      6,399   5.14         --     --       183,329       186,842

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

--------------------------------------------------------------------------------
            TABLE 7 - SENSITIVITY TO CHANGE IN MARKET INTEREST RATES
--------------------------------------------------------------------------------

                                                        Interest Rate Scenarios
                                                        -----------------------
                                               -200 bps   -100 bps   +100 bps   +200 bps
                                               --------   --------   --------   --------
DECEMBER 31, 2002                                            (In Thousands)

Prospective one-year net interest income:
    Projected                                  $14,137    $14,154    $14,271    $14,371
    Percent change                                (.24)%     (.12)%      .71%      1.41%

Economic value of portfolio equity:
    Projected                                  $49,393    $48,860    $47,499    $46,671
    Percent change                                2.21%      1.10%     (1.71)%    (3.42)%



                                                        Interest Rate Scenarios
                                                        -----------------------
                                               -200 bps   -100 bps   +100 bps   +200 bps
                                               --------   --------   --------   --------
DECEMBER 31, 2001                                            (In Thousands)

Prospective one-year net interest income:
    Projected                                  $12,390    $12,551    $12,804    $12,896
    Percent change                               (2.53)%    (1.27)%      .72%      1.45%

Economic value of portfolio equity:
    Projected                                  $47,820    $46,573    $43,544    $41,763
    Percent change                                5.50%      2.75%     (3.93)%    (7.86)%

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

--------------------------------------------------------------------------------
                                     CAPITAL
--------------------------------------------------------------------------------

                                         [STOCKHOLDERS'S EQUITY GRAPHIC OMITTED]
On March 20, 2001, the Board of Directors of the Juniata Valley Financial Corp. declared a 10% stock dividend to shareholders payable on April 27, 2001. 182,210 shares were issued from treasury stock and 32,320 shares were issued from authorized and unissued. At this same meeting the Board of Directors authorized the repurchase of 100,000 shares outstanding of common stock. As of December 31, 2002, 63,312 shares were repurchased with 36,688 shares remaining. Shares are also reissued for the dividend reinvestment plan as well as the employee stock purchase plan. At December 31, 2002 and 2001, treasury stock was 59,445 and 21,934 shares, respectively, at a cost of $1,705,000 and $623,000.

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

The FDIC classified capital into two tiers, referred to as Tier I and Tier II. Tier I capital consists of common stockholders' equity (excluding the net unrealized appreciation on securities available for sale), noncumulative and cumulative (bank holding companies only) perpetual stock, and minority interests less goodwill. Tier II capital consists of allowance for loan and lease losses, perpetual preferred stock (not included in Tier I), hybrid capital instruments, term subordinated debt, and intermediate-term preferred stock. Since December 31, 1992, all banks have been required to meet a minimum ratio of 8.00% and qualifying total capital to risk adjusted total assets with at least 4% Tier I capital and 8% of risk-adjusted assets in total capital. As indicated on the schedule following this discussion, the Tier I risk-based capital ratio was 18.76% and Tier II risk-based capital ratio was 19.93% at December 31, 2002. The Bank's capital ratios are well above the current minimum ratio requirement set forth by federal banking regulators.

In addition to risk-based requirements, the Federal Reserve Board has established minimum leverage guidelines for bank holding companies. For most banks, the minimum leverage rate is 3% plus an additional cushion of 100 to 200 basis points depending on risk profiles and other factors. As of December 31, 2002, the leverage ratio was 12.04%.


CAPITAL ANALYSIS                                                            December 31,
                                                                            ------------
                                                                  2002         2001         2000
                                                                  ----         ----         ----
                                                                       (Thousands of Dollars)
Tier I
    Common stockholders' equity (excluding unrealized
        gains/losses on securities)                             $ 43,899     $ 42,515     $ 40,999

Tier II
    Allowable portion of allowance for loan losses                 2,731        2,526        2,497
                                                                --------     --------     --------

    Risk-based capital                                          $ 46,630     $ 45,041     $ 43,496
                                                                ========     ========     ========

Risk adjusted assets (including off-balance-sheet exposures)    $234,004     $230,325     $222,052
                                                                ========     ========     ========

Tier I risk-based capital ratio                                    18.76%       18.46%       18.46%
Total risk-based capital ratio                                     19.93%       19.56%       19.59%
Leverage ratio                                                     12.04%       11.98%       12.30%

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

It is difficult to predict what will happen in 2003 because of many uncertainties surrounding the economy. However, The Juniata Valley Bank's management and Board of Directors are looking forward to meeting the challenges a changing economy can present. The Juniata Valley Bank's commitment to providing quality banking services for the communities it serves will continue through 2003. This community-based strategy gives management the opportunity to recognize steady growth in our consumer, mortgage, and commercial loans as well as in our core deposit base. The Bank's strong capital and earnings potential provide the solid foundation needed to excel in the ever-changing banking industry. Management feels it is positioned to handle changes in the economic environment in 2003 through effective asset/liability management. Juniata Valley Financial Corp. is committed to providing stockholders with an attractive return on their investment.

[BEARD MILLER COMPANY LLP LOGO OMITTED]





                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders
Juniata Valley Financial Corp.
Mifflintown, Pennsylvania


     We have audited the accompanying consolidated balance sheets of Juniata Valley Financial Corp. and its wholly-owned subsidiary, The Juniata Valley Bank, as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Juniata Valley Financial Corp. and its wholly-owned subsidiary, The Juniata Valley Bank, as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.



                                               /s/Beard Miller Company LLP
                                               --------------------------------


Harrisburg, Pennsylvania
January 17, 2003

        JUNIATA VALLEY FINANCIAL CORP. AND ITS WHOLLY-OWNED SUBSIDIARY,
                            THE JUNIATA VALLEY BANK
                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS
                                    ------
                                                         December 31,
                                                         ------------
                                                       2002          2001
                                                       ----          ----
                                               (In Thousands, Except Share Data)
Assets:
    Cash and due from banks                          $ 11,111      $ 11,571
    Interest bearing deposits with banks                   90            87
    Federal funds sold                                  3,700            --
                                                     --------      --------

            Cash and cash equivalents                  14,901        11,658
    Interest bearing time deposits with banks           5,390         3,590
    Securities available for sale                      70,495        54,663
    Securities held to maturity, fair value
        2002 $30,698; 2001 $39,435                     29,907        38,612
    Federal Home Loan Bank stock                          639         1,208
    Loans receivable, net of allowance for
        loan losses 2002 $2,731; 2001 $2,526          235,497       227,998
    Bank premises and equipment, net                    5,767         6,068
    Accrued interest receivable and other assets       13,139        12,960
                                                     --------      --------

            Total assets                             $375,735      $356,757
                                                     ========      ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Liabilities:
    Deposits:
        Non-interest bearing                         $ 38,892      $ 38,089
        Interest bearing                              283,727       267,379
                                                     --------      --------

            Total deposits                            322,619       305,468

    Short-term borrowings                                  --         1,275
    Accrued interest payable and other liabilities      4,789         4,688
                                                     --------      --------

            Total liabilities                         327,408       311,431
                                                     --------      --------

Stockholders' equity:
    Preferred stock, no par value; 500,000 shares
        authorized; no shares issued or outstanding        --            --
    Common stock, par value $1.00 per share;
        authorized 20,000,000 shares; issued 2002
        2,372,930 shares; 2001 2,372,934 shares         2,373         2,373
    Surplus                                            20,212        20,221
    Retained earnings                                  25,652        22,679
    Accumulated other comprehensive income              1,795           676
    Treasury stock, at cost 2002 59,445 shares;
        2001 21,934 shares                             (1,705)         (623)
                                                     --------      --------

          Total stockholders' equity                   48,327        45,326
                                                     --------      --------

          Total liabilities and stockholders' equity $375,735      $356,757
                                                     ========      ========

                 See Notes to Consolidated Financial Statements.

        JUNIATA VALLEY FINANCIAL CORP. AND ITS WHOLLY-OWNED SUBSIDIARY,
                            THE JUNIATA VALLEY BANK
                       CONSOLIDATED STATEMENTS OF INCOME

                                                   Years Ended December 31,
                                                   ------------------------
                                                 2002       2001       2000
                                                 ----       ----       ----
                                           (In Thousands, Except Per Share Data)
Interest income:
    Loans receivable, including fees           $18,910    $19,929    $19,264
    Taxable securities                           2,851      2,692      3,287
    Tax-exempt securities                        1,469      1,555      1,785
    Other                                          240        465        343
                                               -------    -------    -------

        Total interest income                   23,470     24,641     24,679
                                               -------    -------    -------
Interest expense:
    Deposits                                     9,299     11,928     11,880
    Short-term borrowings                           --          1         --
                                               -------    -------    -------

        Total interest expense                   9,299     11,929     11,880
                                               -------    -------    -------

        Net interest income                     14,171     12,712     12,799

Provision for loan losses                          300        240        230
                                               -------    -------    -------
        Net interest income after provision
            for loan losses                     13,871     12,472     12,569
                                               -------    -------    -------

Other income:
    Trust department                               339        435        387
    Customer service fees                          688        627        551
    Net realized gains on sales of securities        8         --          5
    Income on life insurance                       382        362         75
    Other                                          597        770        359
                                               -------    -------    -------

        Total other income                       2,014      2,194      1,377
                                               -------    -------    -------

Other expenses:
    Salaries and wages                           3,751      3,496      3,568
    Employee benefits                            1,245      1,109      1,176
    Occupancy                                      662        575        498
    Equipment                                    1,180      1,204        975
    Director compensation                          358        361        271
    Taxes, other than income                       504        485        465
    Other                                        1,424      1,366      1,231
                                               -------    -------    -------

        Total other expenses                     9,124      8,596      8,184
                                               -------    -------    -------

        Income before income taxes               6,761      6,070      5,762

Federal income taxes                             1,746      1,428      1,375
                                               -------    -------    -------

        Net income                             $ 5,015    $ 4,642    $ 4,387
                                               =======    =======    =======
Per share data:
    Basic and diluted                          $  2.15    $  1.96    $  1.81
                                               =======    =======    =======
    Cash dividends                             $  0.88    $  0.80    $  1.21
                                               =======    =======    =======

                See Notes to Consolidated Financial Statements.


        JUNIATA VALLEY FINANCIAL CORP. AND ITS WHOLLY-OWNED SUBSIDIARY,
                            THE JUNIATA VALLEY BANK
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                         Years Ended December 31, 2002, 2001 and 2000
                                                         --------------------------------------------
                                                                                       Accumulated
                                                                                         Other
                                               Common                    Retained     Comprehensive  Treasury
                                               Stock     Surplus         Earnings        Income        Stock      Total
                                               -----     -------         --------        ------        -----      -----
                                                                      (In Thousands)

Balance, December 31, 1999                     $2,332    $20,559          $23,665        $  102      $(3,403)   $43,255
                                                                                                                -------
Comprehensive income:
    Net income                                     --         --            4,387            --           --      4,387
    Change in unrealized gains
        on securities available for sale,
        net of reclassification adjustment
        and tax effects                            --         --               --           265           --        265
                                                                                                                -------
    Total comprehensive income                                                                                    4,652
                                                                                                                -------
    Cash dividends declared                        --         --           (2,935)           --           --     (2,935)
    Treasury stock issued under dividend
        reinvestment plan                          --       (161)              --            --          546        385
    Treasury stock issued under
        employee stock purchase plan               --         --               --            --            1          1
    Treasury stock acquired                        --         --               --            --       (2,276)    (2,276)
                                               ------    -------          -------        ------      -------    -------
Balance, December 31, 2000                      2,332     20,398           25,117           367       (5,132)    43,082
                                                                                                                -------
Comprehensive income:
    Net income                                     --         --            4,642            --           --      4,642
    Change in unrealized gains
        on securities available for sale,
        net of reclassification adjustment
        and tax effects                            --         --               --           309           --        309
                                                                                                                -------
    Total comprehensive income                                                                                    4,951
                                                                                                                -------
    Stock issued under dividend
        reinvestment plan                           7        166               --            --           --        173
    Cash dividends declared                        --         --           (1,893)           --           --     (1,893)
    10% common stock dividend                      32       (373)          (5,187)           --        5,517        (11)
    Stock issued under employee stock
        purchase plan                               2         30               --            --           --         32
    Treasury stock issued under dividend
        reinvestment plan                          --         --               --            --          181        181
    Treasury stock acquired                        --         --               --            --       (1,189)    (1,189)
                                               ------    -------          -------        ------      -------    -------
Balance, December 31, 2001                      2,373     20,221           22,679           676         (623)    45,326
                                                                                                                -------
Comprehensive income:
    Net income                                     --         --            5,015            --           --      5,015
    Change in unrealized gains
        on securities available for sale,
        net of reclassification adjustment
        and tax effects                            --         --               --         1,119           --      1,119
                                                                                                                -------
    Total comprehensive income                                                                                    6,134
                                                                                                                -------
    Cash dividends declared                        --         --           (2,042)           --           --     (2,042)
    Treasury stock issued under dividend
        reinvestment plan                          --          1               --            --          413        414
    Treasury stock issued under employee
        stock purchase plan                        --        (10)              --            --           65         55
    Treasury stock acquired                        --         --               --            --       (1,560)    (1,560)
                                               ------    -------          -------        ------      -------    -------
BALANCE, DECEMBER 31, 2002                     $2,373    $20,212          $25,652        $1,795      $(1,705)   $48,327
                                               ======    =======          =======        ======      =======    =======

                See Notes to Consolidated Financial Statements.
-36-


        JUNIATA VALLEY FINANCIAL CORP. AND ITS WHOLLY-OWNED SUBSIDIARY,
                            THE JUNIATA VALLEY BANK
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Years Ended December 31,
                                                                                      ------------------------
                                                                                    2002        2001       2000
                                                                                    ----        ----       ----
                                                                                           (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                    $ 5,015     $ 4,642     $ 4,387
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Provision for loan losses                                                     300         240         230
        Provision for depreciation                                                    442         396         323
        Net amortization of securities' premiums                                      170         177         158
        Net realized gains on sales of securities                                      (8)         --          (5)
        Deferred compensation expense                                                 545         528         378
        Payment of deferred compensation                                             (267)       (252)       (199)
        Deferred income taxes                                                        (146)       (103)       (110)
        (Increase) decrease in accrued interest receivable and other assets          (200)        196         (11)
        Increase (decrease) in accrued interest payable and other liabilities        (177)       (199)        158
        Earnings on investment life insurance                                        (410)       (377)       (119)
                                                                                  -------     -------     -------

            Net cash provided by operating activities                               5,264       5,248       5,190
                                                                                  -------     -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES
    Net increase in interest bearing time deposits                                 (1,800)     (3,590)         --
    Purchases of available for sale securities                                    (41,526)    (40,760)     (1,141)
    Proceeds from sales of available for sale securities                              258          --          10
    Purchase of FHLB stock                                                            (28)        (23)        (10)
    Proceeds from sale of FHLB stock                                                  597          --          --
    Proceeds from maturities of and principal repayments
        on available for sale securities                                           27,032      19,629      12,274
    Purchases of held to maturity securities                                         (498)       (961)       (701)
    Proceeds from maturities of and principal repayments
        on held to maturity securities                                              9,141      13,494       8,895
    Net increase in loans receivable                                               (7,799)     (8,419)    (15,712)
    Purchase of investment in life insurance                                           --      (5,000)         --
    Net purchases of bank premises and equipment                                     (141)       (473)     (2,887)
                                                                                  -------     -------     -------

    Net cash provided by (used in) investing activities                           (14,764)    (26,103)        728
                                                                                  -------     -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase in deposits                                                       17,151      18,248       3,870
    Net increase (decrease) in short-term borrowings                               (1,275)      1,275      (5,300)
    Cash dividends and cash paid for fractional shares                             (2,042)     (1,904)     (2,935)
    Purchase of treasury stock                                                     (1,560)     (1,189)     (2,276)
    Treasury stock issued                                                             469         181         386
    Stock issued for dividend reinvestment
        and employee stock purchase plan                                               --         205          --
                                                                                  -------     -------     -------

            Net cash provided by (used in) financing activities                    12,743      16,816      (6,255)
                                                                                  -------     -------     -------
            Increase (decrease) in cash and cash equivalents                        3,243      (4,039)       (337)

Cash and cash equivalents:
    Beginning                                                                      11,658      15,697      16,034
                                                                                  -------     -------     -------

    Ending                                                                        $14,901     $11,658     $15,697
                                                                                  =======     =======     =======

Supplementary cash flows information:
    Interest paid                                                                 $ 8,935     $11,967     $11,843
                                                                                  =======     =======     =======
    Income taxes paid                                                             $ 1,925     $ 1,470     $ 1,520
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

Securities:
     Securities classified as available for sale are those debt securities that the Corporation intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Bank's assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors. Securities available for sale are carried at fair value. Unrealized gains and losses are reported in other comprehensive income, net of the related deferred tax effect. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings. Premiums and discounts are recognized in interest income using the interest method over the terms of the securities.

     Securities classified as held to maturity are those debt securities the Corporation has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions. These securities are carried at cost adjusted for amortization of premium and accretion of discount, computed by the interest method over their contractual lives.

     Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date.

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

Trust assets:
     Assets held in a fiduciary capacity are not assets of the Bank or Trust and are, therefore, not included in the financial statements.

Foreclosed assets:
     Foreclosed assets, which are recorded in other assets, include properties acquired through foreclosure or in full or partial satisfaction of the related loan. Foreclosed assets are initially recorded at fair value, net of estimated selling costs, at the date of foreclosure. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value, less estimated costs to sell. Revenue and expenses from operations and changes in the valuation allowance are included in other expenses.

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

Earnings per common share:
     Basic earnings per share represents income available to common shareholders divided by the weighted average number of common shares outstanding during the period, as adjusted for the stock dividend in 2001. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Corporation relate solely to outstanding stock options and are determined using the treasury method. For the years ended December 31, 2002, 2001 and 2000, outstanding options did not have a dilutive impact on earnings per share.

     The weighted average number of common shares outstanding was 2,330,390, 2,368,923 and 2,420,966 in 2002, 2001 and 2000, respectively.

Comprehensive income:
     Accounting principles generally require that recognized revenue, expenses, and gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.


     The components of other comprehensive income and related tax effects are as follows:


                                                                      Years Ended December 31,
                                                                      ------------------------
                                                                        2002    2001   2000
                                                                        ----    ----   ----
                                                                          (In Thousands)
         Unrealized holding gains on available for sale securities     $1,704   $470   $405
         Reclassification adjustment for gains realized in income          (8)    --     (5)
                                                                       ------   ----   ----

                                                                        1,696    470    400

         Tax effect                                                       577    161    135
                                                                       ------   ----   ----

              Net of tax amount                                        $1,119   $309   $265
                                                                       ======   ====   ====

        JUNIATA VALLEY FINANCIAL CORP. AND ITS WHOLLY-OWNED SUBSIDIARY,
                            THE JUNIATA VALLEY BANK
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reclassifications:
     Certain amounts in the 2001 financial statements have been reclassified to conform with the 2002 presentation format. Such reclassifications had no impact on the Corporation's net income.

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

New accounting standards:
     In June of 2001, the Financial Accounting Standards Board issued Statement 143, "Accounting for Asset Retirement Obligations." which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of the fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This statement will become effective for the Corporation on January 1, 2003. Adoption of this statement is not expected to have a material impact on the Corporation's financial condition or results of operations.

     In July of 2002, the Financial Accounting Standards Board issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which nullifies EITF Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement delays recognition of these costs until liabilities are incurred, rather than at the date of commitment to the plan, and requires fair value measurement. It does not impact the recognition of liabilities incurred in connection with a business combination or the disposal of long-lived assets. The provisions of this statement are effective for exit or disposal activities initiated after December 31, 2002 and are not expected to have a significant impact on the Corporation's financial condition or results of operations.

RESTRICTIONS ON CASH AND DUE FROM BANK BALANCES

The Bank is required to maintain reserve balances with the Federal Reserve Bank. The average reserve balances for 2002 and 2001 approximated $4,091,000 and $3,468,000, respectively.


        JUNIATA VALLEY FINANCIAL CORP. AND ITS WHOLLY-OWNED SUBSIDIARY,
                            THE JUNIATA VALLEY BANK
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SECURITIES

     The amortized cost and fair value of securities at December 31 were as follows:

                                                                                Gross           Gross
                                                                  Amortized  Unrealized      Unrealized      Fair
                                                                     Cost       Gains          Losses        Value
                                                                     ----       -----          ------        -----
                                                                                   (In Thousands)
     AVAILABLE FOR SALE SECURITIES:
        DECEMBER 31, 2002:
           U.S. Treasury securities                                $ 1,001     $    3           $  --       $ 1,004
           U.S. Government agency obligations                       44,082      1,507              --        45,589
           Obligations of states and political subdivisions         15,627        675              (3)       16,299
           Corporate and other debt securities                       1,960         44              --         2,004
           Mortgage-backed securities                                4,526        102              --         4,628
           Equity securities                                           578        427             (34)          971
                                                                   -------     ------           -----       -------

                                                                   $67,774     $2,758           $ (37)      $70,495
                                                                   =======     ======           =====       =======
        DECEMBER 31, 2001:
           U.S. Treasury securities                                $ 1,508     $   37           $  --       $ 1,545
           U.S. Government agency obligations                       29,153        353             (91)       29,415
           Obligations of states and political subdivisions         15,603        134             (46)       15,691
           Corporate and other debt securities                       2,992        124              --         3,116
           Mortgage-backed securities                                3,846        105              --         3,951
           Equity securities                                           536        409              --           945
                                                                   -------     ------           -----       -------

                                                                   $53,638     $1,162           $(137)      $54,663
                                                                   =======     ======           =====       =======
     HELD TO MATURITY SECURITIES:
        DECEMBER 31, 2002:
           U.S. Treasury securities                                $ 1,467     $  110           $  --       $ 1,577
           U.S. Government agency obligations                        2,000         62              --         2,062
           Obligations of states and political subdivisions         20,626        535              --        21,161
           Corporate and other debt securities                       5,814         84              --         5,898
                                                                   -------     ------           -----       -------

                                                                   $29,907     $  791           $  --       $30,698
                                                                   =======     ======           =====       =======
        DECEMBER 31, 2001:
           U.S. Treasury securities                                $   961     $   --           $  (2)      $   959
           U.S. Government agency obligations                        2,500         76              --         2,576
           Obligations of states and political subdivisions         26,742        500              (2)       27,240
           Corporate and other debt securities                       8,409        251              --         8,660
                                                                   -------     ------           -----       -------

                                                                   $38,612     $  827           $  (4)      $39,435
                                                                   =======     ======           =====       =======

        JUNIATA VALLEY FINANCIAL CORP. AND ITS WHOLLY-OWNED SUBSIDIARY,
                            THE JUNIATA VALLEY BANK
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SECURITIES (CONTINUED)

The amortized cost and fair value of securities as of December 31, 2002, by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the securities may be called or prepaid with or without prepayment penalties.

                                          AVAILABLE FOR SALE   HELD TO MATURITY
                                          ------------------   ----------------
                                           AMORTIZED   FAIR    AMORTIZED   FAIR
                                              COST     VALUE      COST     VALUE
                                              ----     -----      ----     -----
                                                       (IN THOUSANDS)

  Due in one year or less                  $ 6,081   $ 6,197   $15,466  $15,713
  Due after one year through five years     54,996    57,109    13,941   14,481
  Due after five years through ten years     1,568     1,565       500      504
  Due after ten years                           25        25        --       --
  Mortgage-backed securities                 4,526     4,628        --       --
  Equity securities                            578       971        --       --
                                           -------   -------   -------  -------

                                           $67,774   $70,495   $29,907  $30,698
                                           =======   =======   =======  =======

Gross gains of $8,000, $-0- and $5,000 were realized on sales of securities available for sale in 2002, 2001 and 2000, respectively.

Securities with a fair value of $18,349,000 and $14,813,000 at December 31, 2002 and 2001, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

        JUNIATA VALLEY FINANCIAL CORP. AND ITS WHOLLY-OWNED SUBSIDIARY,
                            THE JUNIATA VALLEY BANK
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loans are comprised of the following:

                                                          December 31,
                                                          ------------
                                                        2002        2001
                                                        ----        ----
                                                         (In Thousands)
   Commercial, agricultural and financial             $ 26,815    $ 24,548
   Real estate mortgages:
      Residential                                      124,907     119,476
      Commercial                                        32,702      31,893
   Consumer                                             61,176      61,480
   Other                                                 2,452       2,874
                                                      --------    --------

                                                       248,052     240,271
   Unearned discount on loans                           (9,824)     (9,747)
   Allowance for loan losses                            (2,731)     (2,526)
                                                      --------    --------

                                                      $235,497    $227,998
                                                      ========    ========

The following table presents changes in the allowance for loan losses:

                                                     Years Ended December 31,
                                                     ------------------------
                                                    2002       2001      2000
                                                    ----       ----      ----
                                                         (In Thousands)

   Balance, beginning                             $ 2,526    $ 2,497    $2,486
      Provision for loan losses                       300        240       230
      Recoveries                                      112         26        25
      Loans charged off                              (207)      (237)     (244)
                                                  -------    -------    ------

   Balance, ending                                $ 2,731    $ 2,526    $2,497
                                                  =======    =======    ======

The recorded investment in impaired loans not requiring an allowance for loan losses was $-0- and $582,000 at December 31, 2002 and 2001, respectively. The recorded investment in impaired loans requiring an allowance for loan losses at December 31, 2002 and 2001 was $2,080,000 and $-0-, respectively. The related allowance for loan losses associated with these loans was $175,000 and $-0-, respectively. For the years ended December 31, 2002, 2001 and 2000, the average recorded investment in these impaired loans was $2,433,000, $582,000 and $-0-, respectively. Interest income recognized on these impaired loans was $189,000, $-0- and $-0-, respectively.

The recorded investment in nonaccrual loans at December 31, 2002 and 2001 totaled $219,000 and $934,000, respectively. The recorded investment in loans greater than 90 days past due and still accruing at December 31, 2002 and 2001 totaled $544,000 and $811,000, respectively.

        JUNIATA VALLEY FINANCIAL CORP. AND ITS WHOLLY-OWNED SUBSIDIARY,
                            THE JUNIATA VALLEY BANK
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BANK PREMISES AND EQUIPMENT

The major components of bank premises and equipment are as follows:

                                                            December 31,
                                                            ------------
                                                        2002          2001
                                                        ----          ----
                                                          (In Thousands)

   Land and improvements                              $   686       $   686
   Buildings and improvements                           6,405         6,354
   Furniture and equipment                              3,065         3,000
                                                      -------       -------
                                                       10,156        10,040
   Accumulated depreciation                            (4,389)       (3,972)
                                                      -------       -------

                                                      $ 5,767       $ 6,068
                                                      =======       =======

As of December 31, 2002, the Corporation has committed to purchasing approximately $600,000 of equipment in 2003.

DEPOSITS

The composition of deposits is as follows:

                                                            December 31,
                                                            ------------
                                                        2002          2001
                                                        ----          ----
                                                          (In Thousands)

   Demand, non-interest bearing                      $ 38,892      $ 38,089
   NOW and Money Market                                58,160        51,769
   Savings                                             36,194        32,281
   Time, $100,000 or more                              35,167        31,271
   Other time                                         154,206       152,058
                                                     --------      --------

                                                     $322,619      $305,468
                                                     ========      ========

At December 31, 2002, the scheduled maturities of time deposits are as follows (in thousands):

   2003                                                            $110,307
   2004                                                              36,039
   2005                                                              22,469
   2006                                                              10,506
   2007                                                              10,052
                                                                   --------

                                                                   $189,373
                                                                   ========

BORROWINGS

The Bank has entered into an agreement whereby it can borrow up to $10,000,000 from the Federal Home Loan Bank (FHLB). Outstanding balances under this agreement were $-0- and $1,275,000 as of December 31, 2002 and 2001, respectively. The agreement expires in March 2003 and the interest rate was 0.96% and 1.88% at December 31, 2002 and 2001, respectively.

The Bank has a maximum borrowing capacity of $127,807,000 with the FHLB which is collateralized by qualifying assets of the Bank. No amounts were outstanding at December 31, 2002.

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

Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth below) of total and Tier l capital (as defined in the regulations) to risk-weighted assets and of Tier l capital to average assets. Management believes, as of December 31, 2002, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2002, the most recent notification from the Commonwealth of Pennsylvania, Department of Banking categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Bank's actual capital ratios and the minimum ratios required for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions are presented below. The Corporation's ratios were not materially different from those of the Bank.

                                                                                               To Be Well
                                                                        For Capital        Capitalized Under
                                                                          Adequacy         Prompt Corrective
                                                      Actual              Purposes         Action Provisions
                                                      ------              --------         -----------------
                                                  Amount   Ratio      Amount     Ratio     Amount      Ratio
                                                  ------   -----      ------     -----     ------      -----
                                                                   (Dollar Amounts In Thousands)
   AS OF DECEMBER 31, 2002:
      Total capital (to risk-weighted assets)    $46,630   19.93%   =>$18,720   =>8.00%   =>$23,401   =>10.00%
      Tier I capital (to risk-weighted assets)    43,899   18.76    =>  9,360   =>4.00    => 14,040   => 6.00
      Tier I capital (to average assets)          43,899   12.04    => 14,580   =>4.00    => 18,226   => 5.00

   AS OF DECEMBER 31, 2001:
      Total capital (to risk-weighted assets)    $45,041   19.56%   =>$18,426   =>8.00%   =>$23,033   =>10.00%
      Tier I capital (to risk-weighted assets)    42,515   18.46    =>  9,213   =>4.00    => 13,820   => 6.00
      Tier I capital (to average assets)          42,515   11.98    => 14,190   =>4.00    => 17,738   => 5.00


Certain restrictions exist regarding the ability of the Bank to transfer funds to the Corporation in the form of cash dividends, loans or advances. At December 31, 2002, $31,980,000 of undistributed earnings of the Bank, included in the consolidated stockholders' equity, was available for distribution to the Corporation as dividends without prior regulatory approval.

In August 2000, the Board of Directors adopted a Shareholder Rights Plan and declared a dividend distribution of one right to purchase a share of the Corporation's common stock at $23.86 for each share issued and outstanding, upon the occurrence of certain events, as defined in the Plan. These rights are fully transferable and expire on August 31, 2010. The rights are not considered potential common shares for earnings per share purposes because there is no indication that any event will occur which would cause them to become exercisable.

The Corporation has a dividend reinvestment and stock purchase plan. Under the Plan, additional shares of Juniata Valley Financial Corp. may be purchased at the prevailing market prices with reinvested dividends and voluntary cash payments. To the extent that shares are not available in the open market, the Corporation has reserved 100,000 shares of common stock to be issued under the plan. At December 31, 2002, 59,445 shares were available for issuance under the Dividend Reinvestment Plan.

        JUNIATA VALLEY FINANCIAL CORP. AND ITS WHOLLY-OWNED SUBSIDIARY,
                            THE JUNIATA VALLEY BANK
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EMPLOYEE BENEFITS

Stock option plan:
     Under the 2000 Incentive Stock Option Plan, 220,000 shares of common stock, as adjusted for the 2001 stock dividend, were reserved for issuance upon the exercise of options granted or available for grant to officers and key employees of the Corporation. The plan provides that the option price per share shall not be less than the fair market value of the stock on the day the option is granted, but in no event less than the par value of such stock. Options granted are exercisable no earlier than one year after the grant and expire ten years after the date of the grant.

     Stock option transactions under the Plan were as follows:

                                                                   Weighted-
                                                                    Average
                                                      Options    Exercise Price
                                                      -------    --------------
         Outstanding at December 31, 2000                 --             --
            Granted                                    7,982         $28.20
                                                      ------         ------

         Outstanding at December 31, 2001              7,982          28.20
            Granted                                    8,582          28.50
                                                      ------         ------

         Outstanding at December 31, 2002             16,584         $28.36
                                                      ======         ======

         Exercisable at December 31, 2002              2,133         $28.20
                                                      ======         ======

     Options outstanding at December 31, 2002 are exercisable at prices of $28.20 to $28.50. The weighted-average remaining contractual life of these options is approximately nine years.

     The Corporation accounts for the above stock option plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based compensation for the years ended December 31, 2002 and 2001:

                                                               2002      2001
                                                               ----      ----
                                                               (In Thousands)

         Net income, as reported                              $5,015    $4,642
            Total stock-based employee compensation expense
               determined under fair value based method for
               all awards                                        (12)       (1)
                                                              ------    ------

         Pro forma net income                                 $5,003    $4,641
                                                              ======    ======

         Basic and diluted earnings per share:
            As reported                                       $ 2.15    $ 1.96
            Pro forma                                         $ 2.15    $ 1.96

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, with the following assumptions for 2002 and 2001, respectively: risk-free interest rate of 3.8% and 4.7%, volatility of 0.18 and 0.22, dividend yield of 3.0% and 4.0% and an expected life of seven years. The fair value of options granted in 2002 and 2001 was $4.81 and $5.16, respectively.

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

     Information pertaining to the activity in the Plan is as follows:

                                                        Years ended December 31,
                                                             2002       2001
                                                             ----       ----
                                                              (In Thousands)
         Change in benefit obligation:
            Benefit obligation at beginning of year         $3,657     $3,561
            Service cost                                       174        167
            Interest cost                                      274        253
            Actuarial (gain) loss                              247       (192)
            Benefits paid                                     (149)      (132)
                                                            ------     ------

               Benefit obligation at end of year             4,203      3,657
                                                            ------     ------

         Change in plan assets:
            Fair value of plan assets at beginning of year   3,437      3,189
            Actual return on plan assets                        72        176
            Employer contribution                              263        204
            Benefits paid                                     (149)      (132)
                                                            ------     ------

               Fair value of plan assets at end of year      3,623      3,437
                                                            ------     ------

         Funded status                                        (580)      (220)

         Unrecognized net actuarial gain (loss)                368        (49)
         Unrecognized net transition asset                     (19)       (21)
                                                            ------     ------

               Accrued benefit cost                         $ (231)    $ (290)
                                                            ======     ======

     Pension expense included the following components for the years ended December 31:

                                                          2002    2001   2000
                                                          ----    ----   ----
                                                              (In Thousands)

         Service cost, benefits earned during the year   $ 174   $ 167   $ 177
         Interest cost on projected benefit obligation     268     248     239
         Expected return on plan assets                   (237)   (239)   (219)
         Net amortization                                   (2)     (2)     (2)
                                                         -----   -----   -----

                                                         $ 203   $ 174   $ 195
                                                         =====   =====   =====
     Assumptions used in the accounting were:
                                                          2002    2001   2000
                                                          ----    ----   ----
         Discount rates                                    7.0%    7.5%    7.5%
         Rates of increase in compensation levels          4.0     4.0     4.0
         Expected long-term rate of return on assets       7.0     7.5     7.5

        JUNIATA VALLEY FINANCIAL CORP. AND ITS WHOLLY-OWNED SUBSIDIARY,
                            THE JUNIATA VALLEY BANK
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EMPLOYEE BENEFITS (CONTINUED)

Supplemental retirement plans:
     The Corporation has non-qualified supplemental retirement and split-dollar life insurance plans for directors and key employees. At December 31, 2002 and 2001, the present value of the future liability was $1,173,000 and $1,123,000, respectively. The Corporation has funded these plans through the purchase of annuities and life insurance policies, which have an aggregate cash surrender value of $2,681,000 and $2,733,000 at December 31, 2002 and 2001, respectively. For the years ended December 31, 2002, 2001 and 2000, $192,000, $188,000 and $147,000, respectively, was charged to expense in connection with this plan.

Deferred compensation plan:
     The Corporation has entered into deferred compensation agreements with certain directors to provide each director an additional retirement benefit, or to provide their beneficiary a benefit in the event of pre-retirement death. At December 31, 2002 and 2001, the present value of the future liability was $1,846,000 and $1,769,000, respectively. To fund the benefits under these agreements, the Corporation is the owner and beneficiary of life insurance policies on the lives of certain directors. The policies had an aggregate cash surrender value of $1,481,000 and $1,376,000 at December 31, 2002 and 2001, respectively. For the years ended December 31, 2002, 2001 and 2000, $205,000, $213,000 and $157,000,
     respectively, was charged to expense in connection with this plan.

Employee Stock Purchase Plan:
     The Corporation has an Employee Stock Purchase Plan under which employees, through payroll deductions, are able to purchase shares of stock annually. The option price of the stock purchases shall be between 85% and 100% of the fair market value of the stock on the commencement date as determined annually by the Board of Directors. The maximum number of shares which employees may purchase under the Plan is 100,000; however, the annual issuance of shares shall not exceed 5,000 shares plus any unissued shares from prior offerings. In 2002, 2001 and 2000, 2,296, 1,500 and 39 shares, respectively, were issued under the Plan. At December 31, 2002, 92,604 shares were reserved for issuance under the Plan.

Salary continuation plans:
     The Corporation has non-qualified Salary Continuation Plans for key employees. At December 31, 2002 and 2001, the present value of the future liability was $490,000 and $342,000, respectively. The Corporation has funded the Plan through the purchase of life insurance policies which have an aggregate cash surrender value of $7,151,000 and $6,796,000 at December 31, 2002 and 2001, respectively. For the years ended December 31, 2002, 2001 and 2000, $152,000, $127,000 and $74,000, respectively, was charged to expense in connection with the Plan.

        JUNIATA VALLEY FINANCIAL CORP. AND ITS WHOLLY-OWNED SUBSIDIARY,
                            THE JUNIATA VALLEY BANK
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INCOME TAXES

The provision for federal income taxes consists of the following:

                                                      Years Ended December 31,
                                                      ------------------------
                                                       2002     2001     2000
                                                       ----     ----     ----
                                                          (In Thousands)

    Current                                           $1,892   $1,531   $1,485
    Deferred                                            (146)    (103)    (110)
                                                      ------   ------   ------

                                                      $1,746   $1,428   $1,375
                                                      ======   ======   ======

A reconciliation of the statutory income tax expense computed at 34% to the income tax expense included in the statements of income is as follows:

                                                      Years Ended December 31,
                                                      ------------------------
                                                       2002     2001     2000
                                                       ----     ----     ----
                                                          (In Thousands)

    Federal income tax at statutory rate              $2,299   $2,064   $1,959
    Tax-exempt interest                                 (544)    (583)    (656)
    Disallowance of interest expense                      69       96      110
    Income on life insurance                            (148)    (128)     (41)
    Other                                                 70      (21)       3
                                                      ------   ------   ------

                                                      $1,746   $1,428   $1,375
                                                      ======   ======   ======

The income tax provision includes $3,000, $-0-, and $2,000 in 2002, 2001 and 2000, respectively, of income tax related to realized gains on sales of securities.

The net deferred tax asset in the accompanying balance sheets includes the following amounts of deferred tax assets and liabilities:

                                                             December 31,
                                                            2002     2001
                                                            ----     ----
                                                            (In Thousands)

    Deferred tax assets:
       Allowance for loan losses                           $  802   $  732
       Deferred directors' fees                               628      601
       Pension liabilities                                    636      588
                                                           ------   ------

          Total deferred tax assets                         2,066    1,921
                                                           ------   ------

    Deferred tax liabilities:
       Bank premises and equipment                           (111)    (104)
       Securities accretion                                    (9)     (17)
       Unrealized gains on securities available for sale     (925)    (348)
                                                           ------   ------
          Total deferred tax liabilities                   (1,045)    (469)
                                                           ------   ------
          Net deferred tax asset                           $1,021   $1,452
                                                           ======   ======

TRANSACTIONS WITH EXECUTIVE OFFICERS AND DIRECTORS

The Bank has had banking transactions in the ordinary course of business with its executive officers, directors, and their related interests on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. At December 31, 2002 and 2001, these persons were indebted to the Bank for loans totaling $2,230,000 and $1,887,000 respectively. During 2002, loans totaling $1,923,000 were disbursed and loan repayments totaled $1,580,000.

        JUNIATA VALLEY FINANCIAL CORP. AND ITS WHOLLY-OWNED SUBSIDIARY,
                            THE JUNIATA VALLEY BANK
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

COMMITMENTS

The Bank rents equipment and branch offices under operating leases that expire through 2007. Equipment and servicing fees were $582,000, $654,000 and $484,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Rent expense, including the license fee for the branch offices was $67,000, $55,000 and $53,000 in 2002, 2001 and 2000, respectively.

Minimum future payments under all noncancellable lease and service agreements as of December 31, 2002 are as follows

    2003                                                                 $  275
    2004                                                                    276
    2005                                                                    276
    2006                                                                    270
    2007                                                                     33
    Thereafter                                                               --
                                                                         ------

                                                                         $1,130
                                                                         ======

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

A summary of the Bank's financial instrument commitments is as follows:

                                                                  December 31,
                                                                 2002     2001
                                                                 ----     ----
                                                                 (In Thousands)

    Commitments to grant loans                                 $ 2,897  $ 2,915
    Unfunded commitments under lines of credit                  30,822   31,230
    Outstanding letters of credit                                  735      765

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

The following information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation's assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation's disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Corporation's financial instruments at December 31, 2002 and 2001:

o For cash and due from banks, interest bearing demand deposits in other banks and federal funds sold, the carrying amount is a reasonable estimate of fair value.

o For interest bearing time deposits with banks, the carrying amount is a reasonable estimate of fair value.

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

        JUNIATA VALLEY FINANCIAL CORP. AND ITS WHOLLY-OWNED SUBSIDIARY,
                            THE JUNIATA VALLEY BANK
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

The estimated fair values of the Corporation's financial instruments are as follows:

                                                                 December 31,
                                                          2002                  2001
                                                          ----                  ----
                                                  CARRYING     FAIR     Carrying    Fair
                                                   AMOUNT      VALUE     Amount     Value
                                                   ------      -----     ------     -----
                                                                 (In Thousands)
   Financial assets:
      Cash and due from banks                     $ 11,111   $ 11,111   $ 11,571   $ 11,571
      Interest bearing deposits with banks              90         90         87         87
      Interest bearing time deposits with banks      5,390      5,390      3,590      3,590
      Federal funds sold                             3,700      3,700         --         --
      Securities                                   100,402    101,193     93,275     94,098
      Federal Home Loan Bank stock                     639        639      1,208      1,208
      Loans receivable, net of allowance           235,497    236,211    227,998    228,451
      Accrued interest receivable                    2,011      2,011      2,047      2,047

   Financial liabilities:
      Deposits                                     322,619    325,626    305,468    308,981
      Short-term borrowings                             --         --      1,275      1,275
      Accrued interest payable                       1,314      1,314        950        950

   Off-balance sheet financial instruments:
      Commitments to extend credit                      --         --         --         --
      Standby letters of credit                         --         --         --         --

        JUNIATA VALLEY FINANCIAL CORP. AND ITS WHOLLY-OWNED SUBSIDIARY,
                            THE JUNIATA VALLEY BANK
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARENT COMPANY ONLY FINANCIAL INFORMATION

                                 BALANCE SHEETS
                                                               December 31,
                                                               ------------
                                                             2002       2001
                                                             ----       ----
                                                              (In Thousands)

      ASSETS
Cash                                                       $     4    $     7
Interest bearing deposits with banks                           490        490
                                                           -------    -------

      Cash and cash equivalents                                494        497

Investment in Bank subsidiary                               45,615     43,138
Securities available for sale                                2,233      1,692
Other                                                           26         26
                                                           -------    -------

                                                           $48,368    $45,353
                                                           =======    =======
      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities, other                                         $    41    $    27

Stockholders' equity                                        48,327     45,326
                                                           -------    -------

                                                           $48,368    $45,353
                                                           =======    =======


                              STATEMENTS OF INCOME

                                                                        Years Ended December 31,
                                                                        ------------------------
                                                                       2002       2001       2000
                                                                       ----       ----       ----
                                                                             (In Thousands)
Dividends from Bank subsidiary                                        $ 3,603    $ 3,090    $5,212
Interest income                                                           109        102        74
Other expenses                                                            (77)       (66)      (72)
                                                                      -------    -------    ------

      Income before equity in undistributed net income of subsidiary    3,635      3,126     5,214

Equity in (excess of) undistributed net income of Bank subsidiary       1,380      1,516      (827)
                                                                      -------    -------    ------

           Net income                                                 $ 5,015    $ 4,642    $4,387
                                                                      =======    =======    ======

        JUNIATA VALLEY FINANCIAL CORP. AND ITS WHOLLY-OWNED SUBSIDIARY,
                            THE JUNIATA VALLEY BANK
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARENT COMPANY ONLY FINANCIAL INFORMATION (CONTINUED)


                            STATEMENTS OF CASH FLOWS

                                                               Years Ended December 31,
                                                               ------------------------
                                                                2002      2001      2000
                                                                ----      ----      ----
                                                                      (In Thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                 $ 5,015   $ 4,642   $ 4,387
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Distributions in excess of (undistributed) net income
         of Bank subsidiary                                    (1,380)   (1,516)      827
      (Increase) decrease in other assets                          --       (10)       42
      Increase (decrease) in other liabilities                     14        18         7
                                                              -------   -------   -------

         Net cash provided by operating activities              3,649     3,134     5,263
                                                              -------   -------   -------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of available for sale securities                  (1,159)     (622)     (640)
   Proceeds from maturities of available for sale securities      640       200       200
                                                              -------   -------   -------

         Net cash used in investing activities                   (519)     (422)     (440)
                                                              -------   -------   -------

CASH FLOWS FROM FINANCING ACTIVITIES
   Dividends paid and cash paid in lieu of fractional shares   (2,042)   (1,904)   (2,935)
   Purchase of treasury stock                                  (1,560)   (1,189)   (2,276)
   Treasury stock issued                                          414       181       386
   Stock issued under employee stock purchase plan                 55        32        --
   Stock issued under dividend reinvestment plan                   --       173        --
                                                              -------   -------   -------

         Net cash used in financing activities                 (3,133)   (2,707)   (4,825)
                                                              -------   -------   -------

         Increase (decrease) in cash and cash equivalents          (3)        5        (2)

Cash and cash equivalents:
   Beginning                                                      497       492       494
                                                              -------   -------   -------

   Ending                                                     $   494   $   497   $   492
                                                              =======   =======   =======

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