Form 10-Q
period 2003-03-31
JUNIATA VALLEY FINANCIAL CORP
filed 2003-05-08
CIK 714712

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT 1934

For the quarterly period ended  March 31, 2003
                                --------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                        to
                              -----------------------    ----------------------

Commission File Number                         2-81699
                      ---------------------------------------------------------


                         Juniata Valley Financial Corp.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Pennsylvania                                             23-2235254
-------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S.Employer
 incorporation or organization)                             Identification No.)

 Bridge and Main Streets, Mifflintown, Pennsylvania                 17059
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                             Outstanding as of April 30, 2003
--------------------------------             ----------------------------------
 Common Stock ($1.00 par value)                       2,287,230 shares

                                                                              2.
Item 1 - FINANCIAL STATEMENTS

                 JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
                 ---------------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                     ASSETS
                                     ------
                                                     March 31,   December 31,
                                                       2003          2002
                                                     ---------   ------------
                                                         (In thousands)

                                                    (Unaudited)

Cash and due from banks                              $  12,226    $  11,111
Interest bearing deposits with banks                       295           90
Federal funds sold                                       9,000        3,700
                                                     ---------    ---------

    Cash and cash equivalents                           21,521       14,901

Interest bearing time deposits with banks                5,390        5,390
Securities available for sale                           73,179       70,495
Securities held to maturity, fair value
    $26,497 and $30,698, respectively                   25,871       29,907
Federal home loan bank stock                               895          639
Loans receivable net of allowance for loan
   losses $2,749 and $2,731, respectively              233,892      235,497
Bank premises and equipment, net                         5,933        5,767
Bank-owned life insurance                                7,238        7,151
Accrued interest receivable and other assets             6,968        5,988
                                                     ---------    ---------

    TOTAL ASSETS                                     $ 380,887    $ 375,735
                                                     =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Liabilities:
       Deposits:
          Non-interest bearing                       $  42,204    $  38,892
          Interest bearing                             284,388      283,727
                                                     ---------    ---------

    Total deposits                                     326,592      322,619

Accrued interest payable
  and other liabilities                                  5,243        4,789
                                                     ---------    ---------

    Total liabilities                                  331,835      327,408
                                                     ---------    ---------
Stockholders' Equity:
  Preferred stock, no par value; 500,000 shares
    authorized; no shares issued or outstanding             --           --
  Common stock, par value $1.00 per share;
    authorized 20,000,000 shares;  issued
    2,372,930 shares                                     2,373        2,373
  Surplus                                               20,212       20,212
  Retained earnings                                     26,990       25,652
  Accumulated other comprehensive income                 1,749        1,795
  Treasury stock, at cost 2003 78,457 shares;
    2002 59,445 shares                                  (2,272)      (1,705)
                                                     ---------    ---------

    Total stockholders' equity                          49,052       48,327
                                                     ---------    ---------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 380,887    $ 375,735
                                                     =========    =========

                                                                              3.
                 JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
                 ---------------------------------------------
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
                                  (Unaudited)

                                                  For the Quarter Ended
                                                 March 31,    March 31,
                                                   2003         2002
                                                 ---------    ---------
                                         (In thousands, except per share amount)
INTEREST INCOME:

  Loans receivable                              $    4,574   $    4,697
  Taxable securities                                   712          724
  Tax-exempt securities                                321          386
  Other                                                 66           43
                                                ----------   ----------

    Total interest income                            5,673        5,850

INTEREST EXPENSE - Deposits                          2,016        2,424
                                                ----------   ----------

    Net interest income                              3,657        3,426

PROVISION FOR LOAN LOSSES                               75           75
                                                ----------   ----------

    Net interest income, after
       provision for loan losses                     3,582        3,351
                                                ----------   ----------

OTHER INCOME:

  Trust department                                      90          118
  Customer service fees                                164          154
  Other                                                253          233
                                                ----------   ----------

    Total other income                                 507          505
                                                ----------   ----------

OTHER EXPENSES:

  Salaries and wages                                   960          903
  Employee benefits                                    331          316
  Occupancy                                            195          157
  Equipment                                            321          296
  Director compensation                                105           86
  Taxes, other than income                             133          127
  Other                                                347          304
                                                ----------   ----------

    Total other expenses                             2,392        2,189
                                                ----------   ----------

INCOME BEFORE INCOME TAXES                           1,697        1,667

FEDERAL INCOME TAXES                                   359          332
                                                ----------   ----------

    Net income                                  $    1,338   $    1,335
                                                ==========   ==========

    Basic and diluted earnings per share        $      .58   $      .57
                                                ==========   ==========

    Weighted average number of
       shares outstanding                        2,309,423    2,346,396
                                                ==========   ==========

                                                                              4.

                  JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
                  ---------------------------------------------
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 ----------------------------------------------
                   FOR THE THREE MONTHS ENDED MARCH 31, 2003
                   -----------------------------------------

                                  (Unaudited)

                                                                           Accumulated
                                                                              Other
                                      Common                 Retained     Comprehensive    Treasury
                                      Stock       Surplus    Earnings        Income          Stock      Total
                                     --------     -------    --------     -------------    --------     -----
                                                              (In thousands)
BALANCE,
  December 31, 2002                  $  2,373    $ 20,212    $ 25,652       $  1,795       $ (1,705)   $ 48,327
                                                                                                       --------
Comprehensive Income

Net income for the
  three months ended
  March 31, 2003                           --          --       1,338             --             --       1,338

Change in unrealized
  gains (losses) on
  securities available
  for sale, net of
  reclassification
  adjustment and tax
  effects                                  --          --          --            (46)            --         (46)
                                                                                                       --------

    Total Comprehensive Income                                                                            1,292
                                                                                                       --------

Treasury stock acquired                    --          --          --             --           (567)       (567)
                                     --------    --------    --------       --------       --------    --------

Balance March 31, 2003               $  2,373    $ 20,212    $ 26,990       $  1,749       $ (2,272)   $ 49,052
                                     ========    ========    ========       ========       ========    ========

                                                                              5.

                  JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
                  ---------------------------------------------
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 ----------------------------------------------
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                    -----------------------------------------

                                  (Unaudited)

                                                                           Accumulated
                                                                              Other
                                      Common                 Retained     Comprehensive    Treasury
                                      Stock       Surplus    Earnings        Income          Stock      Total
                                     --------     -------    --------     -------------    --------     -----
                                                              (In thousands)
BALANCE,
  December 31, 2001                  $  2,373    $ 20,221    $ 22,679       $    676       $   (623)   $ 45,326
                                                                                                    --------
Comprehensive Income

Net income for the
  three months ended
  March 31, 2002                           --          --       1,335             --             --       1,335

Change in unrealized
  gains (losses) on
  securities available
  for sale, net of
  reclassification
  adjustment and tax
  effects                                  --          --          --           (260)            --        (260)
                                                                                                       --------

    Total Comprehensive Income                                                                            1,075
                                                                                                       --------

Treasury stock acquired                    --          --          --             --           (240)       (240)
                                     --------    --------    --------       --------       --------    --------

Balance March 31, 2002               $  2,373    $ 20,221    $ 24,014       $    416       $   (863)   $ 46,161
                                     ========    ========    ========       ========       ========    ========

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

                                                              For the Three Months Ended
                                                              --------------------------
                                                               March 31,        March 31,
                                                                 2003             2002
                                                               ---------        ---------
                                                                     (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                                   $  1,338         $  1,335
  Adjustments to reconcile net income to net
    cash provided by operating activities:
  Provision for loan losses                                          75               75
  Provision for depreciation                                        108              112
  Net amortization securities of premiums                            57               34
  Deferred compensation expense                                     118              151
  Payment of deferred compensation                                  (68)             (67)
  Deferred income taxes                                             (52)             (43)
  Increase in accrued interest receivable and other assets         (905)            (758)
  Increase in accrued interest payable and other liabilities        404              385
  Earnings on investment life insurance                             (87)             (87)
                                                               --------         --------
      Net cash provided by operating activities                     988            1,137
                                                               --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchases of available for sale securities                     (7,186)          (7,590)
  Purchase of FHLB stock                                           (256)              --
  Proceeds from maturities of and principal
    repayments on available for sale securities                   4,396            8,212
  Purchase of held to maturity securities                          (999)              --
  Proceeds from maturities of and principal
    repayments on held to maturity securities                     5,016            1,986
  Net decrease in loans receivable                                1,529              833
  Net purchases of bank premises and equipment                     (274)             (18)
                                                               --------         --------
      Net cash used in investing activities                       2,226            3,423
                                                               --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Net increase in deposits                                        3,973            1,423
  Net decrease in short-term borrowings                              --           (1,275)
  Purchase of treasury stock                                       (567)            (240)
                                                               --------         --------
    Net cash used in financing activities                         3,406              (92)
                                                               --------         --------
      Increase (decrease) in cash and cash equivalents            6,620            4,468

CASH AND CASH EQUIVALENTS:
  Beginning                                                      14,901           11,658
                                                               --------         --------
  Ending                                                       $ 21,521         $ 16,126
                                                               ========         ========

CASH PAYMENTS FOR:
  Interest                                                     $  2,094         $  2,570
                                                               ========         ========

NOTE A  - Basis of Presentation

The financial information includes the accounts of Juniata Valley Financial Corp. and its wholly owned subsidiary, The Juniata Valley Bank. All significant intercompany accounts and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three-month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in Juniata Valley Financial Corp. annual report on Form 10-K for the year ended December 31, 2002.


NOTE B  - New Accounting Standards

In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under certain specified guarantees. FIN 45 clarifies the requirements of FASB Statement No. 5, "Accounting for Contingencies." In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability or equity security of the guaranteed party, which would include performance letters of credit. Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this Interpretation, including, among others, guarantees related to commercial letters of credit and loan commitments. The disclosure requirements of FIN 45 require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The accounting recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. Adoption of FIN 45 did not have a significant impact on the Company's financial condition or results of operations.

Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for performance letters of credit is represented by the contractual amount of those instruments. The Company had $1,050,000 of performance letters of credit as of March 31, 2003. The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments.

The majority of these performance letters of credit expire within the next twelve months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Company requires collateral and personal guarantees supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of March 31, 2003 for guarantees under performance letters of credit issued after December 31, 2002 is not material.

In April 2003, the Financial Accounting Standards Board issued Statement No. 149, "Amendment of Statement No. 133, Accounting for Derivatives Instruments and Hedging Activities". This statement clarifies the definition of a derivative and incorporates certain decisions made by the Board as part of the Derivatives Implementation Group process. This statement is effective for contracts entered into or modified , and for hedging relationships designated after June 30, 2003 and should be applied prospectively. The provisions of the Statement that relate to implementation issues addressed by the Derivatives Implementation Group that have been effective should continue to be applied in accordance with their respective effective dates. Adoption of this standard is not expected to have a significant impact on the Corporation's financial condition or results of operations.


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

The components of other comprehensive income and related tax affects are as follows:

                                                    Three Months Ended March 31,
                                                      2003               2002
                                                      ----               ----
                                                          (In thousands)

Unrealized holding gains (losses)
  on available for sale securities                  $  (69)            $ (394)

Less classification adjustment
  for gains realized in income                          --                 --
                                                    ------             ------

Net unrealized gains (losses)                          (69)              (394)

Tax effect                                             (23)              (134)
                                                    ------             ------

     Net of tax amount                              $  (46)            $ (260)
                                                    ======             ======

NOTE D - Stock Option Plan

The Corporation accounts for the stock option plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based compensation for quarters ended March 31, 2003 and 2002:

                                                          2003       2002
                                                          ----       ----
                                                           (In Thousands)

Net income, as reported                                 $ 1,338    $ 1,335
  Total stock-based employee compensation expense
      determined under fair value based method
      for all awards                                         (5)        (3)
                                                        -------    -------

Pro forma net income                                    $ 1,333    $ 1,332
                                                        =======    =======

Basic and diluted earnings per share:
  As reported                                           $   .58    $   .57
  Pro forma                                             $   .58    $   .57

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

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


Financial Condition:

Total assets of Juniata Valley Financial Corp. totaled $380,887,000 as of March 31, 2003, an increase of $5,152,000 or 1.37% from December 31, 2002. This increase is a result of the increase in deposits of $3,973,000. The increase in deposits was created by the uncertainty in the capital markets; customers do not know where to place their money until the markets improve. The uncertainty in the economy has affected loan demand also. Loans decreased by $1,529,000 in the first three months of 2003. Suitable investment securities have also been difficult to find. The excess of called and matured investment securities over purchases amounted to $971,000. All of these factors combined to increase cash and cash equivalents by $6,620,000.

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

Results of Operations:

Interest income decreased $177,000 or 3.03% for the first three months of 2003 over 2002. The decrease in interest income on loans for the quarter of $123,000 is because of a decline in rates and volume. The decrease in interest income for taxable securities of $12,000 is due to declining rates and the decrease in tax exempt securities interest income of $65,000 is due to declining rates and volume. The increase in interest income other of $23,000 is an increase in federal funds sold of $10,000 and interest bearing time deposits in banks of $13,000. Since November 2001 management has made an effort to keep federal funds to a minimum by purchasing time certificate of deposits in other banks. Interest expense decreased by $408,000 or 16.83% for the first three months of 2003 over 2002. Interest income and expense for the first three months ended March 31, 2003, versus 2002, reflect the declining interest rate environment for both interest earning assets and interest bearing liabilities. This resulted in an increase in net interest income of $231,000 or 6.74% for the three months ended March 31, 2003.

The increase in the allowance for loan losses is based upon quarterly loan portfolio reviews by management and a committee of the Board. The purpose of the review is to assess loan quality, identify impaired loans, analyze delinquencies, ascertain loan growth, evaluate potential charge-offs and recoveries and assess general economic conditions in the market served. Net charge-offs at March 31, 2003 were $57,000 compared to $24,000 at March 31, 2002. Past due and nonaccrual loans at March 31, 2003 were $2,204,000. At March 31, 2002, this amount for past due and nonaccrual loans was $3,617,000. Depending upon the state of the economy and the impact thereon to these borrowers, as well as future events, these loans and others not currently so identified could be classified as non-performing assets in the future.

Other income has remained virtually unchanged for the first three months of 2003 over 2002; however the amounts within the categories have changed. Trust department income has decreased $28,000, customer service fees have increased $10,000, and other income has increased $20,000. The decrease in trust department income is a result of estate settlements in 2002 over 2003. The increase in customer service fees is a result of higher transaction volume as opposed to an increase in fees. The other category increase can be attributed to a bank owned life insurance.

Other expenses increased $203,000 or 9.27% for the three months ended March 31, 2003 over 2002. The $57,000 increase in salary and wages for the three months ended March 31, 2003, compared to 2002, can be attributed to an increase of 2 full-time equivalents. The $15,000 increase in employee benefits is reflective of increases in the costs as opposed to additional benefits. The $38,000 increase in occupancy is a result of increased costs for snow removal and heating costs in 2003 not experienced in the first three months of 2002. The increase of $25,000 in equipment cost is from increased usage of the internet banking and telephone banking products. The $19,000 increase in director's fees is from a retirement plan put in place in 2001. The $6,000 increase in taxes, other than income is an increase in Pennsylvania Bank Shares Tax. The $43,000 increase in other expenses can be attributed to $17,000 consulting service fees, an $18,000 increase in postage and $10,000 of legal fees for loan collection. The increase in federal income taxes is due to increased income.

All of these factors combined have contributed to an increase in net income of $3,000 or .22% for the first three months ended March 31, 2003 over 2002.

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

As of March 31, 2003, the Corporation had a six-month negative gap of $15,174,000. Generally a liability sensitive position indicates that more liabilities than assets are expected to reprice within the time period and that falling interest rates could positively affect net interest income while rising interest rates could negatively affect net interest income. However, the traditional analysis does not accurately reflect the Bank's interest rate sensitivity since the rates on core deposits generally do not change as quickly as market rates. Historically net interest income has, in fact, not been subject to the degree of sensitivity indicated by the traditional analysis at The Juniata Valley Bank.

Capital Adequacy:

The Bank's regulatory capital ratios for the periods presented are as follows:

Risk Weighted Assets Ratio:
                                        Actual                 Required
                                        ------                 --------
                                March 31,  December 31,  March 31,  December 31,
                                  2003         2002        2003         2002
                                ---------  ------------  ---------  ------------
TIER I                           19.02%       18.76%       4.0%         4.0%
TIER I & II                      20.19%       19.93%       8.0%         8.0%

Total Assets Leveraged Ratio:

TIER I                           11.89%       12.04%       4.0%         4.0%


At March 31, the Corporation and the Bank exceed the regulatory requirements to be considered a "well capitalized" financial institution.


Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

From January 1, 2001 to December 31, 2002, the Federal Reserve has lowered the federal funds rate twelve times by 475 basis points. We are currently in the lowest interest rate environment in 40 years. Net interest margin for the Bank was 3.92% at March 31, 2002, and increased to 4.17% at March 31, 2003. Because of the extent to which rates have declined, the Bank has become more sensitive to future rate declines and expects added compression of the net interest margin. Currently, the Bank has 29.39% of its deposits in NOW, money market and savings accounts, which it considers core deposits. These type of interest bearing deposit accounts carry lower rates relative to other types of deposits. Because of this, these accounts have contributed significantly to the net interest margin. However, there is an ultimate floor to which the rates on these accounts can fall. Under current conditions, the inability to further decrease these deposits rates while loan and other earning assets continue to drop and re-price at lower rates will result in further compression of the net interest margin. The added risk in this interest rate environment is that as the rates on the core deposits bottom-out, investors could migrate to other types of accounts paying higher rates. The last financial simulation performed by the Bank as of December 31, 2002, showed a possible decline in net interest income of $34,000 in a -200 basis point rate shock over a one year period. This reflected a change in the assumptions that the rates on NOW and savings account would remain constant in a +/-200 basis point rate shock. The net interest income at risk position remains within the guidelines established by the Bank's asset/liability policy. The Bank continues to monitor and manage its rate sensitivity during these unusual times.

No material change has been noted in the Bank's equity value at risk. Please refer to the Annual Report on Form 10-K as of December 31, 2002, for further discussion of this matter.

Item 4 - CONTROLS AND PROCEDURES

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

        Item 3.       Defaults Upon Senior Securities
                      Not applicable

        Item 4.       Submission of Matters to a Vote of Security Holder
                      None

        Item 5.       Other information
                      None

        Item 6.       Exhibits
                      Exhibit 99.1 Certification of Chief Executive Officer
                      Exhibit 99.2 Certification of Chief Financial Officer

                      Form 8-K
                      Form 8-K was filed on February 6, 2003 concerning a press release reporting year end financial results

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Juniata Valley Financial Corp.
          (Registrant)

Date                                    By
    ------------------------------        --------------------------------------
                                          Francis J. Evanitsky, President & CEO



Date                                    By
    ------------------------------        --------------------------------------
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



--------------------------------------
Francis J. Evanitsky, President & CEO

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



-----------------------------------
Linda L. Engle, Executive VP & CFO