Form 10-Q
period 2003-06-30
JUNIATA VALLEY FINANCIAL CORP
filed 2003-08-13
CIK 714712

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT 1934

For the quarterly period ended June 30, 2003
                               -------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------    ----------------------
Commission File Number                                 2-81699
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                            Outstanding as of July 31, 2003
-------------------------------              -----------------------------------
 Common Stock ($1.00 par value)                        2,284,409 shares

                                                                              2.
Item 1 - FINANCIAL STATEMENTS

                 JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
                 ---------------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                     ASSETS
                                     ------
                                                       June 30,     December 31,
                                                         2003           2002
                                                      ---------      ---------
                                                           (In thousands)

                                                     (Unaudited)

Cash and due from banks                               $  13,208      $  11,111
Interest bearing deposits with banks                        172             90
Federal funds sold                                        6,000          3,700
                                                      ---------      ---------

    Cash and cash equivalents                            19,380         14,901

Interest bearing time deposits with banks                 5,390          5,390
Securities available for sale                            87,283         70,495
Securities held to maturity, fair value
  $23,400 and $30,698, respectively                      22,891         29,907
Federal home loan bank stock                                923            639
Loans receivable net of allowance for loan
  losses $2,787 and $2,731, respectively                238,134        235,497
Bank premises and equipment, net                          6,019          5,767
Bank-owned life insurance                                 7,326          7,151
Accrued interest receivable and other assets              6,763          5,988
                                                      ---------      ---------
    TOTAL ASSETS                                      $ 394,109      $ 375,735
                                                      =========      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Liabilities:
    Deposits:
      Non-interest bearing                            $  48,752      $  38,892
      Interest bearing                                  291,268        283,727
                                                      ---------      ---------

    Total deposits                                      340,020        322,619

Accrued interest payable
    and other liabilities                                 4,619          4,789
                                                      ---------      ---------
      Total liabilities                                 344,639        327,408
                                                      ---------      ---------

Stockholders' Equity:
  Preferred stock, no par value; 500,000 shares
    authorized; no shares issued or outstanding              --             --
  Common stock, par value $1.00 per share;
    authorized 20,000,000 shares; issued
    2,372,930 shares                                      2,373          2,373
Surplus                                                  20,215         20,212
Retained earnings                                        27,441         25,652
Accumulated other comprehensive income                    1,972          1,795
Treasury stock, at cost 2003 86,521 shares;
      2002 59,445 shares                                 (2,531)        (1,705)
                                                      ---------      ---------

    Total stockholders' equity                           49,470         48,327
                                                      ---------      ---------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 394,109      $ 375,735
                                                      =========      =========


                                                                              3.
                 JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
                 ---------------------------------------------
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
                                  (Unaudited)

                                           For the Quarter Ended     For Six Months Ended
                                           ---------------------     --------------------
                                           June 30,     June 30,     June 30,     June 30,
                                             2003         2002         2003         2002
                                         ----------   ----------   ----------   ----------
                                               (In thousands, except per share amount)
INTEREST INCOME:

  Loans receivable                       $    4,739   $    4,738   $    9,313   $    9,434
  Taxable securities                            682          716        1,394        1,441
  Tax-exempt securities                         306          389          627          775
  Other                                          71           56          137           99
                                         ----------   ----------   ----------   ----------

    Total interest income                     5,798        5,899       11,471       11,749

INTEREST EXPENSE:                             1,914        2,305        3,930        4,728
                                         ----------   ----------   ----------   ----------

    Net interest income                       3,884        3,594        7,541        7,021

PROVISION FOR LOAN LOSSES:                       75           75          150          150

    Net interest income, after
      provision for loan losses               3,809        3,519        7,391        6,871
                                         ----------   ----------   ----------   ----------
OTHER INCOME:

  Trust department                              135           80          225          198
  Customer service fees                         180          172          344          326
  Other                                         294          265          548          498
                                         ----------   ----------   ----------   ----------

    Total other income                          609          517        1,117        1,022
                                         ----------   ----------   ----------   ----------
OTHER EXPENSES:

Salaries and wages                            1,016          915        1,976        1,818
Employee benefits                               346          324          677          641
Occupancy                                       173          166          368          323
Equipment                                       299          306          620          602
Director compensation                           105           86          211          171
Taxes, other than income                        128          125          261          252
Other                                           384          363          731          667
                                         ----------   ----------   ----------   ----------

    Total other expenses                      2,451        2,285        4,844        4,474
                                         ----------   ----------   ----------   ----------

INCOME BEFORE INCOME TAXES:                   1,967        1,751        3,664        3,419

FEDERAL INCOME TAXES:                           441          421          800          753

  Net income                             $    1,526   $    1,330   $    2,864   $    2,666
                                         ==========   ==========   ==========   ==========

  Basic and diluted earnings per share   $      .67   $      .57   $     1.25   $     1.14
                                         ==========   ==========   ==========   ==========

  Weighted average number of
    shares outstanding                    2,290,283    2,338,052    2,299,800    2,342,201
                                         ==========   ==========   ==========   ==========

                                                                              4.

                  JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
                  ---------------------------------------------
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 ----------------------------------------------
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003
                     --------------------------------------

                                  (Unaudited)

                                                                   Accumulated
                                                                      Other
                                  Common                Retained  Comprehensive  Treasury
                                   Stock    Surplus     Earnings      Income       Stock      Total
                                 --------   --------    --------    --------     --------    --------
                                                               (In thousands)
BALANCE,
  December 31, 2002              $  2,373   $ 20,212    $ 25,652    $  1,795     $ (1,705)   $ 48,327
                                                                                             --------
Comprehensive Income

Net income for the
  six months ended
  June 30, 2003                        --        --        2,864          --           --       2,864

Change in unrealized
  gains (losses) on
  securities available
  for sale, net of
  reclassification
  adjustment and tax
  effects                              --        --           --         177           --         177
                                                                                             --------

    Total Comprehensive Income                                                                  3,041
                                                                                             --------

Cash dividends, $.47 per share         --        --       (1,075)         --           --      (1,075)

Treasury stock issued for
  dividend reinvestment plan
  (7,488 shares)                       --         8           --          --          214         222

Treasury stock issued for
  employee stock purchase plan
  (2,227 shares)                       --        (5)          --          --           63          58

Treasury stock acquired                --        --           --          --       (1,103)     (1,103)
                                 --------  --------     --------    --------     --------    --------

Balance June 30, 2003            $  2,373  $ 20,215     $ 27,441    $  1,972     $ (2,531)   $ 49,470
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

                                                                              5.

                  JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
                  ---------------------------------------------
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 ----------------------------------------------
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002
                     --------------------------------------

                                  (Unaudited)

                                                                   Accumulated
                                                                      Other
                                  Common                Retained  Comprehensive  Treasury
                                   Stock    Surplus     Earnings      Income       Stock      Total
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

                                                      For the Six Months Ended
                                                      ------------------------
                                                       June 30,       June 30,
                                                         2003           2002
                                                      ---------      ---------
                                                             (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                          $   2,864      $   2,666
  Adjustments to reconcile net income to net
    cash provided by operating activities:
  Provision for loan losses                                 150            150
  Provision for depreciation                                214            223
  Net amortization on securities premium                     72             84
  Deferred compensation expense                             238            328
  Earnings on life insurance                               (175)          (175)
  Payment of deferred compensation                         (132)          (155)
  Deferred income taxes                                     (31)           (82)
  Increase in accrued interest receivable and
    other assets                                           (836)          (761)
  Decrease in interest payable and other liabilities       (275)           (47)
                                                      ---------      ---------
    Net cash provided by operating activities             2,089          2,231
                                                      ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net increase in interest bearing time deposits             --           (400)
  Purchases of available for sale securities            (28,362)       (17,830)
  Purchase FHLB stock                                      (284)           (28)
  Proceeds from maturities of and principal
    repayments on available for sale securities          11,804         14,666
  Purchase of held to maturity securities                  (999)          (498)
  Proceeds from maturities of and principal
    repayments on held to maturity securities             7,981          3,002
  Net increase in loans receivable                       (2,787)        (2,776)
  Net purchases of bank premises and equipment             (466)           (33)
                                                      ---------      ---------

    Net cash used in investing activities               (13,113)        (3,897)
                                                      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                               17,401          8,556
  Net decrease in short-term borrowings                      --         (1,275)
  Cash dividends and cash paid for fractional shares     (1,075)        (1,005)
  Purchase of treasury stock                             (1,103)          (677)
  Treasury stock issued for dividend reinvestment
    and employee stock purchase plan                        280            256
                                                      ---------      ---------
    Net cash provided in financing activities            15,503          5,855
                                                      ---------      ---------
      Increase in cash and cash equivalents               4,479          4,189

CASH AND CASH EQUIVALENTS:
  Beginning                                              14,901         11,658
                                                      ---------      ---------
  Ending                                              $  19,380      $  15,847
                                                      =========      =========
CASH PAYMENTS FOR:
  Interest                                            $   4,039      $   4,863
                                                      =========      =========
  Income Taxes                                        $     817      $     890
                                                      =========      =========

NOTE A - Basis of Presentation

The financial information includes the accounts of Juniata Valley Financial Corp. and its wholly owned subsidiary, The Juniata Valley Bank. All significant intercompany accounts and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the six-month period ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in Juniata Valley Financial Corp. annual report on Form 10-K for the year ended December 31, 2002.


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

Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for performance letters of credit is represented by the contractual amount of those instruments. The Company had $1,011,000 of performance letters of credit as of June 30, 2003. The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments.

The majority of these performance letters of credit expire within the next twelve months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Company requires collateral and personal guarantees supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of June 30, 2003 for guarantees under performance letters of credit issued after December 31, 2002 is not material.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, and Interpretation of ARB No. 51". This interpretation provides new guidance for the consolidation of variable interest entities (VIEs) and requires such entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among parties involved. The interpretation also adds disclosure requirements for investors that are involved with unconsolidated VIEs. The disclosure requirements apply to all financial statements issued after January 31, 2003. The consolidation requirements apply immediately to VIEs created after January 31, 2003 and are effective for the first fiscal year or interim period beginning after June 15, 2003 for VIEs acquired before February 1, 2003. The adoption of this interpretation did not have a significant impact on the Company's financial condition or results of operations.

In April 2003, the Financial Accounting Standards Board issued Statement No. 149, "Amendment of Statement No. 133, Accounting for Derivatives Instruments and Hedging Activities". This statement clarifies the definition of a derivative and incorporates certain decisions made by the Board as part of the Derivatives Implementation Group process. This statement is effective for contracts entered into or modified, and for hedging relationships designated after June 30, 2003 and should be applied prospectively. The provisions of the Statement that relate to implementation issues addressed by the Derivatives Implementation Group that have been effective should continue to be applied in accordance with their respective effective dates. Adoption of this standard is not expected to have a significant impact on the Corporation's financial condition or results of operations.

In May of 2003, the Financial Accounting Standards Board issued Statement 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement requires that an issuer classify a financial instrument that is within its scope as a liability. Many of those instruments were previously classified as equity. This Statement was effective for financial instruments entered into or modified after May 31, 2003 and otherwise was effective beginning July 1, 2003. The adoption of this standard did not have a significant impact on the Company's financial condition or results of operations.

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

The components of other comprehensive income and related tax affects are as follows:


                                          Three Months Ended June 30,     Six Months Ended June 30,
                                          --------------------------      -------------------------
                                              2003           2002           2003             2002
                                              ----           ----           ----             ----
                                                 (In thousands)                 (In thousands)
Unrealized holding gains (losses)
  on available for sale securities          $  337          $1,042        $  268            $  648

Less classification adjustment
  for gains realized in income                  --              --            --                --
                                            ------          ------        ------            ------
Net unrealized gains (losses)                  337           1,042           268               648

Tax effect                                     114             355            91               221
                                            ------          ------        ------            ------

     Net of tax amount                      $  223          $  687        $  177            $  427
                                            ======          ======        ======            ======

Note D - Stock Option Plan

The Corporation accounts for the stock option plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based compensation for quarters ended June 30, 2003 and 2002:


                                         For the Quarter Ended    For Six Months Ended
                                          June 30,   June 30,      June 30,   June 30,
                                            2003       2002          2003       2002
                                          -------    -------       -------    -------
                                            (In thousands, except per share amount)

Net income, as reported                   $ 1,526    $ 1,330       $ 2,864    $ 2,666

Total stock-based employee compensation
  expense determined under fair value
  based method for all awards                  (6)        (3)          (11)        (5)
                                          -------    -------       -------    -------

Pro forma net income                      $ 1,520    $ 1,327       $ 2,853    $ 2,661
                                          =======    =======       =======    =======

Basic and diluted earnings per share:
  As reported                             $   .67    $   .57       $  1.25    $  1.14
  Pro forma                               $   .66    $   .57       $  1.24    $  1.14

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


Financial Condition:

Total assets of Juniata Valley Financial Corp. totaled $394,109,000 as of June 30, 2003, an increase of $18,374,000 or 4.89% from December 31, 2002. This increase is a result of the increase in deposits of $17,401,000. The increase in deposits was created by the uncertainty in the capital markets; customers do not know where to place their money until the markets improve. Consumer sentiment is more positive about the economy because the bank has experienced an increase in loans of $2,787,000 in the first six months of 2003. Investment securities were used since loan demand did not keep pace with the inflow of deposits. Purchases exceeded called and matured investment securities by $9,860,000. All of these factors combined to increase cash and cash equivalents by $4,479,000.

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

Results of Operations:

Interest income decreased $278,000 or 2.37% for the first six months of 2003 over 2002. For the quarter the decrease was $101,000 or 1.71%. The decrease for interest income on loans for six months of $121,000 is because of a decline in rates. For the quarter the increase of $1,000 for interest income on loans is due to higher loan volume. The decrease in interest income for taxable securities of $47,000 is due to declining rates and the decrease in tax exempt securities of $148,000 is due to declining rates and volume. For the quarter the decline of $34,000 in taxable securities income and $83,000 in tax-exempt securities income were caused by the same factors. The increase in interest income other of $38,000 is an increase in federal funds sold of $17,000 and interest bearing time deposits in banks of $21,000. For the quarter, the increase of $15,000 can be attributed to a $6,000 increase in federal funds sold and $9,000 to interest bearing time deposits in banks. Since November 2001 management has made an effort to keep federal funds to a minimum by purchasing time certificate of deposits in other banks. Interest expense decreased by $798,000 or 16.88% for the first six months of 2003 over 2002 and $391,000 or 16.96% for the quarter. Interest income and expense for the first six months ended June 30, 2003, versus 2002, reflect the declining interest rate environment for both interest earning assets and interest bearing liabilities. This resulted in an increase in net interest income of $520,000 or 7.41% for the six months ended June 30, 2003 and $290,000 or 8.07% for the quarter.

The increase in the allowance for loan loss is based upon quarterly loan portfolio reviews by management and a committee of the Board. The purpose of the review is to assess loan quality, identify impaired loans, analyze delinquencies, ascertain loan growth, evaluate potential charge-offs and recoveries and assess general economic conditions in the market served. Net charge-offs at June 30, 2003, were $94,000 compared to $43,000 at June 30, 2002. Past due and nonaccrual loans at June 30, 2003, were $2,497,000. At June 30, 2002, this amount for past due and nonaccrual loans was $3,356,000. Depending upon the state of the economy and the impact thereon to these borrowers, as well as future events, these loans and others not currently so identified could be classified as non-performing assets in the future.

Other income has increased $95,000 or 9.30% for the first six months of 2003 over 2002. For the quarter the increase was $92,000 or 17.79%. Trust department income has increased $27,000, customer service fees have increased $18,000, and other income has increased $50,000. For the quarter trust department income increased $55,000, customer service fees have increased $8,000, and other income has increased $29,000. The increase in trust department income is a result of an increase in pension plan administration in 2003 over 2002. The increase in customer service fees is a result of higher transaction volume as opposed to an increase in fees. The other category increase can be attributed to an increase of earnings on the bank owned life insurance of $37,000 and an increase in credit card interchange fees of $17,000. For the quarter the earnings on the bank owned life insurance increased $16,000 and the increase in credit card interchange fees was $9,000.

Other expenses increased $370,000 or 8.27% for the six months ended June 30, 2003 over 2002 and $166,000 or 7.26% for the quarter. The $158,000 increase in salary and wages for the six months ended June 30, 2003, compared to 2002, can be attributed to an increase of 2 full-time equivalents and normal merit increases. The increase of $101,000 for the quarter can be attributed to the same factors. The $36,000 increase in employee benefits is reflective of increases in the costs as opposed to additional benefits. This increase for the quarter was $22,000. The $45,000 increase in occupancy is a result of increased costs for snow removal and heating costs in 2003 not experienced in the first six months of 2002. This is revealed in the small increase for the quarter of $7,000. The increase of $18,000 in equipment cost is from increased usage of the internet banking and telephone banking products. Equipment costs declined by $7,000 for the quarter because of cost incurred in 2002 that were not experienced in 2003. The $40,000 increase in director's fees is from a retirement plan put in place in 2001. The increase for the quarter was $19,000.

The $9,000 increase in taxes, other than income is an increase in Pennsylvania Bank Shares Tax. The increase for the quarter was $3,000. The $64,000 increase in other expenses can be attributed to $24,000 consulting service fees, a $15,000 increase in postage, $12,000 of legal fees for loan collection and $11,000 increase in credit investigation fees from the increased loan volume. The increase for the quarter in other expenses of $21,000 can all be attributed to consulting services. The increase in federal income taxes is due to increased income.

All of these factors combined have contributed to an increase in net income of $198,000 or 7.43% for the first six months ended June 30, 2003 over 2002 and $196,000 or 14.74% for the quarter.


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

As of June 30, 2003, the Corporation had a six-month negative gap of $11,193,000. Generally a liability sensitive position indicates that more liabilities than assets are expected to reprice within the time period and that falling interest rates could positively affect net interest income while rising interest rates could negatively affect net interest income. However, the traditional analysis does not accurately reflect the Bank's interest rate sensitivity since the rates on core deposits generally do not change as quickly as market rates. Historically net interest income has, in fact, not been subject to the degree of sensitivity indicated by the traditional analysis at The Juniata Valley Bank.

Capital Adequacy:

The Bank's regulatory capital ratios for the periods presented are as follows:

Risk Weighted Assets Ratio:
                                        Actual                 Required
                                        ------                 --------
                                  June 30,  December 31,   June 30, December 31,
                                    2003        2002         2003       2002
                                  --------  ------------   -------- ------------

TIER I                             18.61%      18.76%        4.0%       4.0%
TIER I & II                        19.77%      19.93%        8.0%       8.0%

Total Assets Leveraged Ratio:

TIER I                             11.73%      12.04%        4.0%       4.0%

At June 30, the Corporation and the Bank exceed the regulatory requirements to be considered a "well capitalized" financial institution.


Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

From January 1, 2001 to June 30, 2003, the Federal Reserve has lowered the federal funds rate thirteen times by 500 basis points. We are currently in the lowest interest rate environment in 50 years. Net interest margin for the Bank was 4.44% at June 30, 2002 and decreased to 4.37% at June 30, 2003. Because of the extent to which rates have declined, the Bank has become more sensitive to future rate declines and expects added compression of the net interest margin. Currently, the Bank has approximately 30.00% of its deposits in NOW, money market and savings accounts, which it considers core deposits. These type of interest bearing deposit accounts carry lower rates relative to other types of deposits. Because of this, these accounts have contributed significantly to the net interest margin. However, there is an ultimate floor to which the rates on these accounts can fall. Under current conditions, the inability to further decrease these deposits rates while loan and other earning assets continue to drop and reprice at lower rates will result in further compression of the net interest margin. The added risk in this interest rate environment is that as the rates on the core deposits bottom-out, investors could migrate to other types of accounts paying higher rates. The last financial simulation performed by the Bank as of March 30, 2003, showed a possible decline in net interest income of $256,000 in a -100 basis point rate shock over a one year period. This reflected a change in the assumptions that the rates on NOW and savings accounts would remain constant in a -100 or +200 basis point rate shock. The net interest income at risk position remains within the guidelines established by the Bank's asset/liability policy. The Bank continues to monitor and manage its rate sensitivity during these unusual times.

No material change has been noted in the Bank's equity value at risk. Please refer to the Annual Report on Form 10-K as of December 31, 2002, for further discussion of this matter.

Item 4 - CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures, as defined in Rule 13a-14 promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. During the quarter ended June 30, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls as of June 30, 2003.

Part II.    Other Information

      Item 1.       Legal Proceedings
                    None

      Item 2.       Changes in Securities
                    None

      Item 3.       Defaults Upon Senior Securities
                    Not applicable

      Item 4.       Submission of Matters to a Vote of Security Holder
                    None

      Item 5.       Other information
                    None

      Item 6.       Exhibits
                    Exhibits 31.1 Rule 13a - 14(a)/15d - 14(a) Certification Exhibits 31.2 Rule 13a - 14(a)/15d - 14(a) Certification Exhibits 32.1 Section 1350 Certification
                    Exhibits 32.2 Section 1350 Certification

                    Form 8-K
                    Form 8-K was filed on April 16, 2003 authorizing the purchase of up to 100,000 shares of Juniata Valley Financial Corp. stock


Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              Juniata Valley Financial Corp.
       (Registrant)

Date                                    By
    ------------------------------         -------------------------------------
                                           Francis J. Evanitsky, President & CEO



 Date                                   By
     -----------------------------         -------------------------------------
                                           Linda L. Engle, Executive VP & CFO