Form 10-Q
period 2003-09-30
JUNIATA VALLEY FINANCIAL CORP
filed 2003-11-14
CIK 714712

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT 1934

For the quarterly period ended  September 30, 2003
                                ------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                         to
                              ------------------------    ----------------------
Commission File Number                             2-81699
                      ----------------------------------------------------------


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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                          Outstanding as of October 31, 2003
---------------------------------    -------------------------------------------
 Common Stock ($1.00 par value)                   2,278,305 shares

Item 1 - FINANCIAL STATEMENTS                                                2.

                  JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
                  ---------------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------


                                                 September  30,  December 31,
                                                       2003         2002
                                                    ---------    ---------
                                                        (In thousands)
                                                          (Unaudited)
          ASSETS
          ------
Cash and due from banks                             $  12,023     $  11,111
Interest bearing deposits with banks                       92            90
Federal funds sold                                         --         3,700
                                                    ---------     ---------
   Cash and cash equivalents                           12,115        14,901

Interest bearing time deposits with banks               5,390         5,390
Securities available for sale                          88,743        70,495
Securities held to maturity, fair value
   $20,543 and $30,698, respectively                   20,208        29,907
Federal home loan bank stock                            1,077           639
Loans receivable net of allowance for loan
   losses $2,824 and $2,731, respectively             244,339       235,497
Bank premises and equipment, net                        6,860         5,767
Bank-owned life insurance                               7,218         7,151
Accrued interest receivable and other assets            7,064         5,988
                                                    ---------     ---------
      TOTAL ASSETS                                  $ 393,014     $ 375,735
                                                    =========     =========
         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
Liabilities:
   Deposits:
      Non-interest bearing                          $  43,451     $  38,892
      Interest bearing                                291,363       283,727
                                                    ---------     ---------
   Total deposits                                     334,814       322,619

Short-term borrowings                                   2,800            --
Accrued interest payable
   and other liabilities                                4,881         4,789
                                                    ---------     ---------
      Total liabilities                               342,495       327,408
                                                    ---------     ---------
Stockholders' Equity:
   Preferred stock, no par value; 500,000 shares
      authorized; no shares issued or outstanding          --            --
   Common stock, par value $1.00 per share;
      authorized 20,000,000 shares; issued
      2,372,930 shares                                  2,373         2,373
   Surplus                                             20,215        20,212
   Retained earnings                                   28,996        25,652
   Accumulated other comprehensive income               1,714         1,795
   Treasury stock, at cost 2003 94,625 shares;
      2002 59,445 shares                               (2,779)       (1,705)
                                                    ---------     ---------
      Total stockholders' equity                       50,519        48,327
                                                    ---------     ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 393,014     $ 375,735
                                                    =========     =========

                                                                              3.

                  JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
                  ---------------------------------------------
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
                                   (Unaudited)

                                                      For the Quarter Ended         For Nine Months Ended
                                                      ---------------------         ---------------------
                                                   September 30, September 30,  September 30,  September 30,
                                                       2003          2002           2003           2002
                                                   ----------     ----------     ----------     ----------
                                                         (In thousands, except per share amount)
INTEREST INCOME:
   Loans receivable                                $    4,634     $    4,733     $   13,947     $   14,168
   Taxable securities                                     628            734          2,022          2,174
   Tax-exempt securities                                  292            364            920          1,139
   Other                                                   57             66            194            165
                                                   ----------     ----------     ----------     ----------
      Total interest income                             5,611          5,897         17,083         17,646

INTEREST EXPENSE:
   Deposits                                             1,831          2,321          5,762          7,050
   Short-term borrowings                                    1            --               1             --
                                                   ----------     ----------     ----------     ----------
      Total interest expense                            1,832          2,321          5,763          7,050

      Net interest income                               3,779          3,576         11,320         10,596

PROVISION FOR LOAN LOSSES:                                 75             75            225            225
                                                   ----------     ----------     ----------     ----------
   Net interest income, after
     provision for loan losses                          3,704          3,501         11,095         10,371
                                                   ----------     ----------     ----------     ----------
OTHER INCOME:
   Trust department                                        90             75            315            274
   Customer service fees                                  194            180            537            506
Other                                                     646            220          1,194            717
                                                   ----------     ----------     ----------     ----------
      Total other income                                  930            475          2,046          1,497
                                                   ----------     ----------     ----------     ----------
OTHER EXPENSES:
   Salaries and wages                                   1,030            928          3,006          2,746
   Employee benefits                                      425            326          1,102            966
   Occupancy                                              189            167            557            490
   Equipment                                              331            282            951            884
   Director compensation                                  131             85            392            257
   Taxes, other than income                               128            125            388            377
   Other                                                  343            356          1,024          1,023
                                                   ----------     ----------     ----------     ----------
      Total other expenses                              2,577          2,269          7,420          6,743
                                                   ----------     ----------     ----------     ----------
INCOME BEFORE INCOME TAXES:                             2,057          1,707          5,721          5,125

FEDERAL INCOME TAXES:                                     502            509          1,302          1,262
                                                   ----------     ----------     ----------     ----------
   Net income                                      $    1,555     $    1,198     $    4,419     $    3,863
                                                   ==========     ==========     ==========     ==========
   Basic and diluted earnings per share            $      .68     $      .51     $     1.93     $     1.65
                                                   ==========     ==========     ==========     ==========

   Weighted average number of shares outstanding    2,284,037      2,327,253      2,294,488      2,337,163
                                                   ==========     ==========     ==========     ==========

                                                                              4.

                  JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
                  ---------------------------------------------
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 ----------------------------------------------
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                  --------------------------------------------

                                   (Unaudited)

                                                                     Accumulated
                                                                        Other
                                    Common                Retained  Comprehensive   Treasury
                                    Stock     Surplus     Earnings     Income         Stock      Total
                                    ------    -------     --------  -------------   --------     -----
                                                                  (In thousands)
BALANCE,
   December 31, 2002               $  2,373   $ 20,212    $ 25,652    $  1,795      $ (1,705)   $ 48,327
                                                                                                --------
Comprehensive Income

Net income for the
   nine months ended
   September 30, 2003                    --         --       4,419          --            --       4,419

Change in unrealized
   gains (losses) on
   securities available
   for sale, net of
   reclassification
   adjustment and tax
   effects                               --         --          --         (81)           --         (81)
                                                                                                --------

      Total Comprehensive Income                                                                   4,339
                                                                                                --------

Cash dividends, $.47 per share           --         --      (1,075)         --            --      (1,075)

Treasury stock issued for
   dividend reinvestment plan
   (7,488 shares)                        --          8          --          --           214         222

Treasury stock issued for
   employee stock purchase plan
   (2,227 shares)                        --         (5)         --          --            63          58

Treasury stock acquired                  --         --          --          --        (1,351)     (1,351)
                                   --------   --------    --------    --------      --------    --------
Balance September 30, 2003         $  2,373   $ 20,215    $ 28,996    $  1,714      $ (2,779)   $ 50,519
                                   ========   ========    ========    ========      ========    ========


                                                                              5.

                  JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
                  ---------------------------------------------
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 ----------------------------------------------
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                  --------------------------------------------

                                   (Unaudited)

                                                                     Accumulated
                                                                        Other
                                    Common                Retained  Comprehensive   Treasury
                                    Stock     Surplus     Earnings     Income         Stock      Total
                                    ------    -------     --------  -------------   --------     -----
                                                                  (In thousands)
BALANCE,
  December 31, 2001                $  2,373   $ 20,221    $ 22,679    $    676      $   (623)   $ 45,326
                                                                                                --------
Comprehensive Income

Net income for the
   nine months ended
   September 30, 2002                    --         --       3,863          --            --       3,863

Change in unrealized
   gains (losses) on
   securities available
   for sale, net of
   reclassification
   adjustment and tax
   effects                               --         --          --       1,012            --       1,012
                                                                                                --------

      Total Comprehensive Income                                                                   4,875
                                                                                                --------

Cash dividends, $.43 per share           --         --      (1,005)         --            --      (1,005)

Treasury stock issued for
   dividend reinvestment plan
   (7,088 shares)                        --         --          --          --           201         201

Treasury stock issued for
   employee stock purchase plan
   (2,296 shares)                        --        (10)         --          --            65          55


Treasury stock acquired                  --         --          --          --        (1,305)     (1,305)
                                   --------   --------    --------    --------      --------    --------
Balance September 30, 2002         $  2,373   $ 20,211    $ 25,537    $  1,688      $ (1,662)   $ 48,147
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

                                                                    For the Nine Months Ended
                                                                ---------------------------------
                                                                September 30,       September 30,
                                                                    2003                 2002
                                                                  --------            --------
                                                                          (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                     $  4,419            $  3,863
   Adjustments to reconcile net income to net
      cash provided by operating activities:
   Provision for loan losses                                           225                 225
   Provision for depreciation                                          319                 334
   Net amortization on securities premium                              186                 157
   Deferred compensation expense                                       457                 460
   Earnings on life insurance                                         (262)               (262)
   Payment of deferred compensation                                   (199)               (200)
   Deferred income taxes                                               (31)               (107)
   Increase in accrued interest receivable and
      other assets                                                    (809)               (915)
   Decrease in interest payable and other liabilities                 (165)                (39)
                                                                  --------            --------
      Net cash provided by operating activities                      4,140               3,516
                                                                  --------            --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net increase in interest bearing time deposits                       --                (400)
   Purchases of available for sale securities                      (47,293)            (29,460)
   Purchase FHLB stock                                                (438)                (28)
   Proceeds from maturities of and principal
      repayments on available for sale securities                   28,784              20,392
   Purchase of held to maturity securities                          (3,002)               (498)
   Proceeds from maturities of and principal
      repayments on held to maturity securities                     12,654               7,121
   Net increase in loans receivable                                 (9,067)             (5,496)
   Net purchases of bank premises and equipment                     (1,413)               (106)
                                                                  --------            --------
      Net cash used in investing activities                        (19,775)             (8,475)
                                                                  --------            --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits                                         12,195              15,206
   Net increase (decrease) in short-term borrowings                  2,800              (1,275)
   Cash dividends and cash paid for fractional shares               (1,075)             (1,005)
   Purchase of treasury stock                                       (1,351)             (1,305)
   Treasury stock issued for dividend reinvestment and employee
      stock purchase plan                                              280                 256
                                                                  --------            --------
      Net cash provided in financing activities                     12,849              11,877
                                                                  --------            --------
         Increase in cash and cash equivalents                      (2,786)              6,918

CASH AND CASH EQUIVALENTS:
   Beginning                                                        14,901              11,658
                                                                  --------            --------
   Ending                                                         $ 12,115            $ 18,576
                                                                  ========            ========
CASH PAYMENTS FOR:
   Interest                                                       $  5,909            $  7,227
                                                                  ========            ========
   Income Taxes                                                   $  1,367            $  1,425
                                                                  ========            ========

NOTE A - Basis of Presentation

The financial information includes the accounts of Juniata Valley Financial Corp. and its wholly owned subsidiary, The Juniata Valley Bank. All significant intercompany accounts and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the nine-month period ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in Juniata Valley Financial Corp. annual report on Form 10-K for the year ended December 31, 2002.


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

Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for performance letters of credit is represented by the contractual amount of those instruments. The Company had $1,023,000 of performance letters of credit as of September 30, 2003. The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments.

The majority of these performance letters of credit expire within the next twelve months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Company requires collateral and personal guarantees supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of September 30, 2003 for guarantees under performance letters of credit issued after December 31, 2002 is not material.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, and Interpretation of ARB No. 51". This interpretation provides new guidance for the consolidation of variable interest entities (VIEs) and requires such entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among parties involved. The interpretation also adds disclosure requirements for investors that are involved with unconsolidated VIEs. The disclosure requirements apply to all financial statements issued after January 31, 2003. The consolidation requirements apply immediately to VIEs created after January 31, 2003 and are effective December 31, 2003 for VIEs acquired before February 1, 2003. The adoption of this interpretation did not have a significant impact on the Company's financial condition or results of operations.

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

The components of other comprehensive income and related tax effects are as follows:


                                         Three Months Ended September 30,        Nine Months Ended September 30,
                                         --------------------------------        -------------------------------
                                          2003                     2002           2003                     2002
                                          ----                     ----           ----                     ----
                                                (In thousands)                             (In thousands)
Unrealized holding gains (losses)
   on available for sale securities     $ (391)                  $  887         $ (123)                  $ 1,535

Less classification adjustment
   for gains realized in income             --                       --             --                        --
                                        ------                   ------         ------                   -------
Net unrealized gains (losses)             (391)                     887           (123)                    1,535

Tax effect                                (133)                     302            (42)                      523
                                        ------                   ------         ------                   -------
   Net of tax amount                    $ (258)                  $  585         $  (81)                  $ 1,012
                                        ======                   ======         ======                   =======

Note D - Stock Option Plan

The Corporation accounts for the stock option plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based compensation for quarters ended September 30, 2003 and 2002:


                                                        For the Quarter Ended                For Nine Months Ended
                                                  September 30,      September 30,     September 30,       September 30,
                                                      2003               2002              2003                2002
                                                    -------            -------           -------             -------
                                                             (In thousands, except per share amount)

Net income, as reported                             $ 1,555            $ 1,198           $ 4,419             $ 3,863

Total stock-based employee compensation
   expense determined under fair value
   based method for all awards                           (5)                (3)              (16)                 (8)
                                                    -------            -------           -------             -------
Pro forma net income                                $ 1,550            $ 1,195           $ 4,403             $ 3,855
                                                    =======            =======           =======             =======

Basic and diluted earnings per share:
   As reported                                      $   .68            $   .51           $  1.93             $  1.65
   Pro forma                                        $   .68            $   .51           $  1.92             $  1.65


Note E - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:



                                                        For the Quarter Ended                For Nine Months Ended
                                                  September 30,      September 30,     September 30,       September 30,
                                                      2003               2002              2003                2002
                                                    -------            -------           -------             -------

Net income applicable to common stock              1,555,000          1,198,000         4,419,000           3,863,000

Weighted average common shares outstanding         2,284,037          2,327,253         2,294,488           2,337,163
Effect of dilutive securities, stock options               3                 19               141                  83
                                                   ---------          ---------         ---------           ---------

Weighted average common shares outstanding
   used to calculate diluted earnings per
   share                                           2,284,040          2,327,272         2,294,629           2,337,246

Basic earnings per share                           $     .68          $     .51         $    1.93           $    1.65
Diluted earnings per share                         $     .68          $     .51         $    1.93           $    1.65


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


Financial Condition:

Total assets of Juniata Valley Financial Corp. totaled $393,014,000 as of September 30, 2003, an increase of $17,279,000 or 4.60% from December 31, 2002. This increase is a result of the increase in deposits of $12,195,000. The increase in deposits was created by the uncertainty in the capital markets; customers do not know where to place their money until the markets improve. The bank has experienced an increase in loans of $9,067,000 in the first nine months of 2003 because consumer sentiment has become more positive about the future. Excess deposits were used to purchase investment securities since loan demand did not keep pace with the inflow of deposits. Purchases exceeded called and matured investment securities by $9,295,000. Short-term borrowings were also utilized for $2,800,000 at the end of the quarter. All of these factors combined to decrease cash and cash equivalents by $2,786,000.

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

Results of Operations:

Interest income decreased $563,000 or 3.19% for the first nine months of 2003 over 2002. For the quarter the decrease was $286,000 or 4.85%. The decrease in interest income on loans for nine months of $221,000 is because of a decline in rates. For the quarter the decrease of $99,000 in interest income on loans can also be attributed to this factor. The decrease in interest income in taxable securities of $152,000 is due to declining rates and the decrease in tax exempt securities of $219,000 is due to declining rates and volume. For the quarter the decline in interest income of $106,000 in taxable securities and $72,000 in tax-exempt securities were caused by the same factors. The increase in interest income other of $29,000 is an increase in federal funds sold of $7,000 and interest bearing time deposits in banks of $22,000. For the quarter, the decrease of $9,000 in interest income can be attributed to a decline in the volume of federal funds sold. Since November 2001 management has made an effort to keep federal funds to a minimum by purchasing time certificate of deposits in other banks. Interest expense decreased by $1,287,000 or 18.26% for the first nine months of 2003 over 2002 and $489,000 or 21.07% for the quarter. Interest income and expense for the first nine months ended September 30, 2003, versus 2002, reflect the declining interest rate environment for both interest earning assets and interest bearing liabilities. This resulted in an increase in net interest income of $724,000 or 6.83% for the nine months ended September 30, 2003 and $203,000 or 5.68% for the quarter.

The increase in the allowance for loan loss is based upon quarterly loan portfolio reviews by management and a committee of the Board. The purpose of the review is to assess loan quality, identify impaired loans, analyze delinquencies, ascertain loan growth, evaluate potential charge-offs and recoveries and assess general economic conditions in the market served. Net charge-offs at September 30, 2003, were $132,000 compared to $122,000 at September 30, 2002. Past due and nonaccrual loans at September 30, 2003, were $1,830,000. At September 30, 2002, this amount for past due and nonaccrual loans was $2,381,000. Depending upon the state of the economy and the impact thereon to these borrowers, as well as future events, these loans and others not currently so identified could be classified as non-performing assets in the future.

Other income has increased $549,000 or 36.67% for the first nine months of 2003 over 2002. For the quarter the increase was $455,000 or 95.79%. Trust department income has increased $41,000, customer service fees have increased $31,000, and other income has increased $477,000. For the quarter trust department income increased $15,000, customer service fees have increased $14,000, and other income has increased $426,000. The increase in trust department income is a result of an increase in pension plan administration in 2003 over 2002. The increase in customer service fees is a result of higher transaction volume as opposed to an increase in fees. The other category increase can be attributed to $337,000 of life insurance proceeds, an increase of $49,000 in alternative investment sales, and an increase in credit card interchange fees of $21,000. For the quarter the increase can be attributed to $337,000 in life insurance proceeds, $57,000 in alternative investment sales, and credit card interchange fees of $7,000.

Other expenses increased $677,000 or 10.04% for the nine months ended September 30, 2003 over 2002 and $308,000 or 13.57% for the quarter. The $260,000 increase in salary and wages for the nine months ended September 30, 2003, compared to 2002, can be attributed to an increase of 2 full-time equivalents and normal merit increases. The increase of $102,000 for the quarter can be attributed to the same factors. The $136,000 increase in employee benefits is from an increased pension plan payout to a beneficiary. The increase for the quarter was $99,000. The $67,000 increase in occupancy is a result of increased costs for snow removal and heating and air conditioning costs in 2003 not experienced in the first nine months of 2002. This increase was $22,000 for the quarter. The increase of $67,000 in equipment cost is from increased usage of the internet banking and telephone banking products and installation of the teller and platform automation systems.

Equipment costs increased by $49,000 for the quarter because of cost incurred in the implementation of the new equipment. The $135,000 increase in director's fees is from deferred compensation plans. The increase for the quarter was $46,000. The $11,000 increase in taxes, other than income is an increase in Pennsylvania Bank Shares Tax. The increase for the quarter was $3,000. The other expenses increased $1,000 for the nine months ended September 30, 2003 and declined by $13,000 for the quarter. The increase in federal income taxes is due to increased income.

All of these factors combined have contributed to an increase in net income of $556,000 or 14.39% for the first nine months ended September 30, 2003 over 2002 and $357,000 or 29.80% for the quarter.


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

As of September 30, 2003, the Corporation had a six-month negative gap of $21,924,000. Generally a liability sensitive position indicates that more liabilities than assets are expected to reprice within the time period and that falling interest rates could positively affect net interest income while rising interest rates could negatively affect net interest income. However, the traditional analysis does not accurately reflect the Bank's interest rate sensitivity since the rates on core deposits generally do not change as quickly as market rates. Historically net interest income has, in fact, not been subject to the degree of sensitivity indicated by the traditional analysis at The Juniata Valley Bank.

Capital Adequacy:

The Bank's regulatory capital ratios for the periods presented are as follows:

Risk Weighted Assets Ratio:


                                                   Actual                                 Required
                                                   ------                                 --------
                                       September 30,       December 31,       September 30,       December 31,
                                           2003                2002               2003                2002
                                       -------------       ------------       -------------       ------------

TIER I                                    19.10%              18.76%              4.0%                4.0%
TIER I & II                               20.27%              19.93%              8.0%                8.0%

Total Assets Leveraged Ratio:

TIER I                                    11.99%              12.04%              4.0%                4.0%

At September 30, the Corporation and the Bank exceed the regulatory requirements to be considered a "well capitalized" financial institution.


Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

From January 1, 2001 to September 30, 2003, the Federal Reserve has lowered the federal funds rate thirteen times by 500 basis points. We are currently in the lowest interest rate environment in 50 years. Net interest margin for the Bank was 4.57% at September 30, 2002 and decreased to 4.55% at September 30, 2003. Because of the extent to which rates have declined, the Bank has become more sensitive to future rate declines and expects added compression of the net interest margin. Currently, the Bank has approximately 30.00% of its deposits in NOW, money market and savings accounts, which it considers core deposits. These type of interest bearing deposit accounts carry lower rates relative to other types of deposits. Because of this, these accounts have contributed significantly to the net interest margin. However, there is an ultimate floor to which the rates on these accounts can fall. Under current conditions, the inability to further decrease these deposits rates while loan and other earning assets continue to drop and reprice at lower rates will result in further compression of the net interest margin. The added risk in this interest rate environment is that as the rates on the core deposits bottom-out, investors could migrate to other types of accounts paying higher rates. The last financial simulation performed by the Bank as of June 30, 2003, showed a possible decline in net interest income of $239,000 in a -100 basis point rate shock over a one year period. This reflected a change in the assumptions that the rates on NOW and savings accounts would remain constant in a -100 or +200 basis point rate shock. The net interest income at risk position remains within the guidelines established by the Bank's asset/liability policy. The Bank continues to monitor and manage its rate sensitivity during these unusual times.

No material change has been noted in the Bank's equity value at risk. Please refer to the Annual Report on Form 10-K as of December 31, 2002, for further discussion of this matter.

Item 4 - CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                    Form 8-K
                    Form 8-K was filed on July 30, 2003 announcing the six month results of operations

     Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Juniata Valley Financial Corp.
                     (Registrant)

     Date                              By /s/ Francis J. Evanitsky
         -----------------------------    --------------------------------------

                                          Francis J. Evanitsky, President & CEO



     Date                              By /s/ Linda L. Engle
         -----------------------------    --------------------------------------

                                          Linda L. Engle, Executive VP & CFO