Form 10-K
period 2003-12-31
JUNIATA VALLEY FINANCIAL CORP
filed 2004-03-25
CIK 714712

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

[X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 For the fiscal year ended December 31, 2003

                                       Or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

       For the Transition period from                  to
                                      ----------------    ----------------

                         Commission File Number 0-13232

                         JUNIATA VALLEY FINANCIAL CORP.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

      Pennsylvania                                        23-2235254
      ------------                                        ----------
 (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                    Identification Number)

        Bridge & Main Streets, PO Box 66, Mifflintown, PA     17059-0066
        ----------------------------------------------------------------
            (Address of principal executive offices)          (Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). Yes     No  X
                                       ---    ---

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2003.
                   Common Stock, $1.00 Par Value - $61,494,420
                   -------------------------------------------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of January 31, 2004.
                 Common Stock, $1.00 Par Value, 2,284,703 shares
                 -----------------------------------------------

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Annual Report to Shareholders for the year ended December 31, 2003, are incorporated by reference into Parts I and II .

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held May 18, 2004, are incorporated by reference into Part III.

PART I

ITEM 1.   BUSINESS

Juniata Valley Financial Corp. (which is referred to in this report as the "Corporation" or as "Juniata Valley") is a Pennsylvania corporation that was formed in 1983. Incorporated by reference in this report is information regarding the Corporation's business that appears on Pages 8 through 16 and 26 of the 2003 Annual Report to Shareholders ("2003 Annual Report"). There are 14 offices of commercial banks and savings and loan associations within our market area with which the Corporation competes. Like other banking Corporations, Juniata Valley has been subjected to competition from credit unions, brokerage firms, money market funds, consumer finance and credit card companies and other companies providing financial services and credit to customers. The Corporation had approximately 154 employees as of the end of 2003 and believes that the relationship with its employees is generally good.

The Corporation has one reportable segment, consisting of The Juniata Valley Bank, as described on page 50 of the Notes to the Consolidated Financial Statements contained in the 2003 Annual Report and which is incorporated by reference into Item 8 of this Report. The Consolidated Balance Sheets and Notes to Consolidated Financial Information includes information on revenue, assets and income, and is incorporated by reference in this Item 1.


ITEM 2.   PROPERTIES

The physical properties of the Corporation are all owned or leased by The Juniata Valley Bank its subsidiary (referred to in this report from time to time as the "Bank").

The Bank owns the buildings located at: Bridge and Main Streets, Mifflintown, Pennsylvania (its corporate headquarters); Butcher Shop Road, Mifflintown, Pennsylvania (financial center); 301 Market Street, Port Royal, Pennsylvania; corner of Main and School Streets, McAlisterville, Pennsylvania; Four North Market Street, Millerstown, Pennsylvania; Main Street, Blairs Mills, Pennsylvania; Monument Square, Lewistown, Pennsylvania; Route 322 Reedsville, Pennsylvania; 100 East Market Street, Lewistown, Pennsylvania; 100 West Water Street, Lewistown, Pennsylvania; 302 South Logan Boulevard, Burnham, Pennsylvania (branch offices). In addition thereto, the Bank leases three offices: a branch office in the Shopping Plaza located on Legislative Route 31, Mifflintown, Pennsylvania, which lease with extension expires in 2007, a branch office in the Wal-Mart Supercenter, Lewistown, Pennsylvania, which expires in October 2006, and a loan production office located at 1525 Science Street, State College, Pennsylvania, which renews month to month. All of the buildings owned by the Bank are freestanding and are used exclusively for banking purposes.


ITEM 3.   LEGAL PROCEEDINGS

The nature of the Corporation's and Bank's business, at times, generates litigation involving matters arising in the ordinary course of business. However, in the opinion of management of the Corporation, there are no proceedings pending to which the Corporation or Bank is a party or to which its property is subject, which, if determined adversely to the Bank, would be material in relation to the Bank's financial condition. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Bank by government authorities or others.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

As of January 31, 2004 there were approximately 1,764 record holders of the Corporation's outstanding common stock. Incorporated by reference is additional information regarding the Corporation's stock and dividends appearing on page 2 of the 2003 Annual Report.


ITEM 6.   SELECTED FINANCIAL DATA

Incorporated by reference are the data appearing on Page 17 of the 2003 Annual Report.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Incorporated by reference are the data appearing on Pages 18 through 40 of the 2003 Annual Report.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Incorporated by reference are the data under the caption "Market Rate Risk" appearing on Pages 27 through 30 of the 2003 Annual Report.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Incorporated by reference are the financial statements and notes on Pages 42 through 65 of the 2003 Annual Report and the Quarterly Results of Operations on Page 16 of the 2003 Annual Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.


ITEM 9A.  CONTROLS AND PROCEDURES

          DISCLOSURE CONTROLS AND PROCEDURES

The Corporation's management, with the participation of the Corporation's Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Corporation's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of the end of the period covered by this report. Based on such evaluation, the Corporation's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Corporation's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act.

          INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in the Corporation's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference is information appearing in the Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 2004 ("Proxy Statement") under the captions "Directors of the Company", "Executive Officers of the Company", "Meetings and Committees of the Board of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance." The Corporation has adopted a Code of Ethics that is applicable to the Corporation's Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer and other designated senior officers. A copy of the Code of Ethics is attached as Exhibit 14 to this annual report on Form 10-K.


ITEM 11.  EXECUTIVE COMPENSATION

Incorporated by reference in the Proxy Statement under the caption "Compensation of Management."


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference is the following information contained in the Proxy Statement filed under the captions "Stock Ownership by Management and Beneficial Owners." Additionally, the following table contains information regarding equity compensation plans approved by shareholders, which include a stock option plan for the Corporation's employees and an employee stock purchase plan. The Corporation does not have any equity compensation plans that were not approved by shareholders.


   -------------------------------------------------------------------------------------------------
      Plan Category        Number of securities     Weighted average      Number of securities
                           to be issued upon        exercise price of     remaining available
                           exercise of              outstanding options,  for future issuance
                           outstanding options,     warrants and rights   under equity
                           warrants and rights                            compensation plans
                                                                          (excluding securities
                                                                          reflected in column (a))
                           (a)                      (b)                   (c)
   -------------------------------------------------------------------------------------------------

      Equity compensation
      plans approved by           23,800                  28.98                 689,724
      security holders

   -------------------------------------------------------------------------------------------------

      Equity compensation
      plans not approved           - 0 -                    N/A                   - 0 -
      by security holders

  -------------------------------------------------------------------------------------------------

      Total                       23,800                  28.98                 689,724

  -------------------------------------------------------------------------------------------------

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference is the information in the Proxy Statement under the caption "Transactions Between Management and Bank."


ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference is the information in the Proxy Statement under the caption "Independent Certified Public Accountants."



PART IV


ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as part of this report:

          1. Financial Statements - The following consolidated financial statements of Juniata Valley Financial Corp. and its Wholly Owned Subsidiary are incorporated herein by reference in response to Item 8 above:

               (i)   Consolidated Balance Sheets at December 31, 2003 and 2002.

               (ii) Consolidated Statements of Income for the Years Ended December 31, 2003, 2002, and 2001.

               (iii) Consolidated Statements of Changes in Stockholders' Equity
                     for the Years Ended December 31, 2003, 2002 and 2001.

               (iv) Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001.

               (v)   Notes to Consolidated Financial Statements.

               (vi)  Report of Beard Miller Company LLP, Independent Accountants

          2. All schedules are omitted because they are not applicable, the data is not significant, or the required information is shown in the financial statements or the notes thereto.

          3.   Exhibits

               3(i) Articles of Incorporation, incorporated by reference to Exhibit "A" to the Corporation's definitive proxy statement filed with the SEC on March 14, 1996.

               3(ii) Bylaws of the Corporation.

               10.1 1982 Directors Deferred Compensation Agreement for A. Jerome Cook incorporated by reference to the Corporation's report on Form 10-K filed with the SEC on March 28, 2003. *

               10.2 1982 Directors Deferred Compensation Agreement for Don
               E. Haubert incorporated by reference to the Corporation's report on Form 10-K filed with the SEC on March 28, 2003. *

               10.3 1983 Directors Deferred Compensation Agreement for John
               A. Renninger incorporated by reference to the Corporation's report on Form 10-K filed with the SEC on March 28, 3. *

               10.4 1986 Directors Deferred Compensation Agreement for A. Jerome Cook incorporated by reference to the Corporation's report on Form 10-K filed with the SEC on March 28, 2003. *

               10.5 1986 Directors Deferred Compensation Agreement for Don
               E. Haubert incorporated by reference to the Corporation's report on Form 10-K filed with the SEC on March 28, 2003. *

               10.6 1987 Directors Deferred Compensation Agreement for John
               A. Renninger incorporated by reference to the Corporation's report on Form 10-K filed with the SEC on March 28, 3. *

               10.7 1991 Directors Deferred Compensation Agreement for A. Jerome Cook incorporated by reference to the Corporation's report on Form 10-K filed with the SEC on March 28, 2003. *

               10.8 1992 Directors Deferred Compensation Agreement for John
               A. Renninger incorporated by reference to the Corporation's report on Form 10-K filed with the SEC on March 28, 3. *

               10.9 1992 Directors Deferred Compensation Agreement for Ronald H. Witherite incorporated by reference to the Corporation's report on Form 10-K filed with the SEC on March 28, 2003. *

               10.10 1993 Directors Deferred Compensation Agreement for Dale G. Nace incorporated by reference to the Corporation's report on Form 10-K filed with the SEC on March 28, 2003. *

               10.11 1988 Retirement Program for Directors. A. Jerome Cook and Harold B. Shearer participate in this plan. Incorporated by reference to the Corporation's report on Form 10-K filed with the SEC on March 28, 2003. *

               10.12 1999 Directors Deferred Compensation Agreement. Directors Philip E. Gingerich Jr., Marshall L. Hartmen, Timothy I. Havice, Charles L. Hershberger, Robert K. Metz, Jr., Dale G. Nace, Harold B. Shearer and Jan G. Snedeker participate in this plan. Incorporated by reference to the Corporation's report on Form 10-K filed with the SEC on March 28, 2003. *

               10.13 Director Supplemental Life Insurance/ Split Dollar Plan. All Directors are covered by this plan incorporated by reference to the Corporation's report on Form 10-K filed with the SEC on March 28, 2003. *

               10.14 2001 Directors Retirment Agreement. Directors Joe E. Benner, Martin L. Dreibelbis, Francis J. Evanitsky, Philip
               E. Gingerich, Jr., Marshall L. Hartmen, Don E. Haubert, Timothy I. Havice, Charles L. Hershberger, Robert K. Metz, Jr., Dale G. Nace, John A Renninger, Richard M. Scanlon, DMD, Jan G. Snedeker, and Ronald H. Witherite, participate in this plan. Incorporated by reference to the Corporation's report on Form 10-K filed with the SEC on March 28, 2003. *


          13.  Annual Report to Shareholders.

          14.  Code of Ethics.

          21. Subsidiaries of the Registrant. As of the date of this report, The Juniata Valley Bank is the only subsidiary of the Corporation.

          23.  Consent of Beard Miller Company LLP.

          31.1 Rule 13a-14(a)/15d-14(a) Certification of Francis J. Evanitsky, Chief Executive Officer

          31.2 Rule 13a-14(a)/15d-14(a) Certification of Linda L. Engle, Chief Financial Officer

          32.1 Section 1350 Certification of Francis J. Evanitsky, Chief Executive Officer

          32.2 Section 1350 Certification of Linda L. Engle, Chief Financial Officer

               * Denotes a compensatory plan or arrangement in which directors or executive officers of the Corporation participate.

     (b)  Reports on Form 8-K

          Form 8-K was filed on October 29, 2003 announcing the nine month result of operations.

          Form 8-K/A filed on November 13, 2003 amended the earnings to report non-reoccurring other income added to the third quarter results.

     (c) Exhibits - The exhibits required to be filed as part of this report are submitted as a separate section of this report.

     (d)  Financial Statements Schedules - None Required.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   JUNIATA VALLEY FINANCIAL CORP. (REGISTRANT)
                              Date: March 25, 2004


                         By ___________________________
                              Francis J. Evanitsky
                             Director, President and
                             Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



--------------------------                          --------------------------
Ronald H. Witherite                                 Joe E. Benner
Vice Chairman, Secretary                            Director
Date:  March 25, 2004                               Date:  March 25, 2004



--------------------------                          --------------------------
Jan G. Snedeker                                     A. Jerome Cook
Director                                            Director
Date:  March 25, 2004                               Date:  March 25, 2004



----------------------------                        --------------------------
Don E. Haubert                                      Martin L. Dreibelbis
Director                                            Chairman
Date:  March 25, 2004                               Date:  March 25, 2004



--------------------------                          --------------------------
John A. Renninger                                   Dale G. Nace
Director                                            Director
Date:  March 25, 2004                               Date:  March 25, 2004



----------------------------                        --------------------------
Francis J. Evanitsky                                Harold B. Shearer
President & CEO                                     Director
Date:  March 25, 2004                               Date:  March 25, 2004

----------------------------                        --------------------------
Philip E. Gingerich, Jr.                            Charles L. Hershberger
Director                                            Director
Date:  March 25, 2004                               Date:  March 25, 2004



----------------------------                        --------------------------
Marshall L. Hartman                                 Robert K. Metz, Jr.
Director                                            Director
Date:  March 25, 2004                               Date:  March 25, 2004



----------------------------                        --------------------------
Timothy I. Havice                                   Richard M. Scanlon, DMD
Director                                            Director
Date:  March 25, 2004                               Date:  March 25, 2004



--------------------------
Linda L. Engle
Chief Financial Officer
Chief Accounting Officer
Date:  March 25, 2004