Form 10-Q
period 2004-03-31
JUNIATA VALLEY FINANCIAL CORP
filed 2004-05-12
CIK 714712

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q




(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT 1934

For the quarterly period ended March 31, 2004
                               --------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    --------------------------

Commission File Number                          2-81699
                       ---------------------------------------------------------

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

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act)   [ ] Yes   [X] No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                Outstanding as of April 30, 2004
-----------------------------                   --------------------------------
Common Stock ($1.00 par value)                         2,278,354 shares

PART I - FINANCIAL INFORMATION
Item 1 -  FINANCIAL STATEMENTS

                  JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
                  ---------------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                     ASSETS
                                     ------
                                                   March 31,     December 31,
                                                     2004            2003
                                                   --------      ------------
                                               (In thousands, except share data)

                                                  (Unaudited)
Cash and due from banks                            $  11,057      $  13,502
Interest bearing deposits with banks                     750            125
Federal funds sold                                     5,000             --
                                                   ---------      ---------

     Cash and cash equivalents                        16,807         13,627

Interest bearing time deposits with banks              4,090          4,090
Securities available for sale                         74,341         83,584
Securities held to maturity, fair value
     $12,591 and $15,218, respectively                12,397         15,017
Restricted investment in bank stock                      977          1,107
Loans receivable net of allowance for loan
     losses $2,889 and $2,820, respectively          257,646        249,960
Bank premises and equipment, net                       6,649          6,755
Bank-owned life insurance                              7,650          7,566
Accrued interest receivable and other assets           6,709          6,074
                                                   ---------      ---------

     TOTAL ASSETS                                  $ 387,266      $ 387,780
                                                   =========      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Liabilities:
     Deposits:
        Non-interest bearing                       $  43,731      $  42,200
        Interest bearing                             289,223        290,784
                                                   ---------      ---------

     Total deposits                                  332,954        332,984

Accrued interest payable and other liabilities         4,933          4,313
                                                   ---------      ---------

     Total liabilities                               337,887        337,297
                                                   ---------      ---------

Stockholders' Equity:
     Preferred stock, no par value; 500,000 shares
        authorized; no shares issued or outstanding       --             --
     Common stock, par value $1.00 per share;
        authorized 20,000,000 shares; issued
        2,372,922 shares                               2,373          2,373
     Surplus                                          20,231         20,231
     Retained earnings                                28,087         29,016
     Accumulated other comprehensive income            1,532          1,472
     Treasury stock, at cost 2004 94,568 shares;
        2003 88,219 shares                            (2,844)        (2,609)
                                                   ---------      ---------

     Total stockholders' equity                       49,379         50,483
                                                   ---------      ---------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 387,266      $ 387,780
                                                   =========      =========


See Notes to Consolidated Financial Statements

                  JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
                  ---------------------------------------------
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
                                   (Unaudited)

                                                 For the Quarter Ended
                                                 ---------------------
                                                March 31,       March 31,
                                                  2004            2003
                                                  ----            ----
                                         (In thousands, except per share amount)
INTEREST INCOME:

     Loans receivable                            $ 4,486         $ 4,574
     Taxable securities                              558             712
     Tax-exempt securities                           238             321
     Other                                            35              66
                                                 -------         -------

        Total interest income                      5,317           5,673

INTEREST EXPENSE - Deposits                        1,641           2,016
                                                 -------         -------

     Net interest income                           3,676           3,657

PROVISION FOR LOAN LOSSES                             80              75
                                                 -------         -------

     Net interest income after provision
        for loan losses                            3,596           3,582
                                                 -------         -------

OTHER INCOME:

     Trust department                                137              90
     Customer service fees                           282             164
     Other                                           275             253
     Gain on sale of securities                      133              --
                                                 -------         -------

        Total other income                           827             507
                                                 -------         -------

OTHER EXPENSES:

     Salaries and wages                            1,012             960
     Employee benefits                               382             331
     Occupancy                                       210             195
     Equipment                                       427             321
     Director compensation                           104             105
     Taxes, other than income                        129             133
     Other                                           354             347
                                                 -------         -------
        Total other expenses                       2,618           2,392
                                                 --------        -------

INCOME BEFORE INCOME TAXES                         1,805           1,697

FEDERAL INCOME TAXES                                 450             359
                                                 -------         -------

     Net income                                  $ 1,355         $ 1,338
                                                 =======         =======

     Basic and diluted earnings per share        $   .59         $   .58
                                                 =======         =======


See Notes to Consolidated Financial Statements

                                                                              4.

                  JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
                  ---------------------------------------------
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 ----------------------------------------------
                    FOR THE THREE MONTHS ENDED MARCH 31, 2004
                    -----------------------------------------

                                   (Unaudited)

                                                                 Accumulated
                                                                     Other
                                  Common              Retained   Comprehensive    Treasury
                                  Stock    Surplus    Earnings      Income          Stock      Total
                                  ------   -------    --------   -------------    ---------    -----

                                                            (In thousands)

BALANCE
   December 31, 2003             $ 2,373  $ 20,231   $ 29,016      $ 1,472        $ (2,609)  $ 50,483
                                                                                             --------

Comprehensive Income:

Net income for the
   three months ended
   March 31, 2004                     --        --      1,355           --              --      1,355

Change in unrealized
   gains (losses) on
   securities available
   for sale, net of
   reclassification
   adjustment and tax
   effects                            --        --         --           60              --         60
                                                                                             --------

   Total Comprehensive Income                                                                   1,415
                                                                                             --------

Cash dividends declared,
   $1.00 per share                    --        --     (2,284)          --              --     (2,284)

Treasury stock acquired               --        --         --           --            (235)      (235)
                                 -------  --------    -------      -------        --------   --------

Balance March 31, 2004           $ 2,373  $ 20,231   $ 28,087      $ 1,532        $ (2,844)  $ 49,379
                                 =======  ========   ========      =======        ========   ========


See Notes to Consolidated Financial Statements


                  JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
                  ---------------------------------------------
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 ----------------------------------------------
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003
                    -----------------------------------------

                                   (Unaudited)
                                                                 Accumulated
                                                                     Other
                                  Common              Retained   Comprehensive    Treasury
                                  Stock    Surplus    Earnings      Income          Stock      Total
                                  ------   -------    --------   -------------    ---------    -----

                                                            (In thousands)
BALANCE
   December 31, 2002             $ 2,373  $ 20,212   $ 25,652      $ 1,795        $ (1,705)  $ 48,327
                                                                                             --------

Comprehensive Income:

Net income for the
   three months ended
   March 31, 2003                     --        --      1,338           --              --      1,338

Change in unrealized
   gains (losses) on
   securities available
   for sale, net of
   reclassification
   adjustment and tax
   effects                            --        --         --          (46)             --        (46)
                                                                                             --------

   Total Comprehensive Income                                                                   1,292
                                                                                             --------
Treasury stock acquired               --        --         --           --            (567)      (567)
                                 -------  --------    -------      -------        --------   --------
Balance March 31, 2003           $ 2,373  $ 20,212   $ 26,990      $ 1,749        $ (2,272)  $ 49,052
                                 =======  ========   ========      =======        ========   ========


See Notes to Consolidated Financial Statements


                  JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
                  ---------------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (Unaudited)

                                                               For the Three Months Ended
                                                               --------------------------
                                                                  March 31,      March 31,
                                                                    2004           2003
                                                                  --------       ---------

                                                                       (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                      $  1,355       $  1,338
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for loan losses                                         80             75
      Provision for depreciation                                       135            108
      Net amortization of security premiums                             70             57
      Net realized gains on sales of securities                       (133)            --
      Deferred compensation expense                                    119            118
      Payment of deferred compensation                                (121)           (68)
      Deferred income taxes                                             --            (52)
      Increase in accrued interest receivable and other assets        (667)          (905)
      Increase in accrued interest payable and other liabilities       622            404
      Earnings on investment in life insurance                         (84)           (87)
                                                                  --------       --------
         Net cash provided by operating activities                   1,376            988
                                                                  --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of available for sale securities                        (4,167)        (7,186)
  Proceeds from sales of available for sale securities                 168             --
  Purchase of restricted bank stock                                   (175)          (256)
  Proceeds from sale of restricted bank stock                          305             --
  Proceeds from maturities of and principal repayments
    on available for sale securities                                13,403          4,396
  Purchases of held to maturity securities                          (1,295)          (999)
  Proceeds from maturities of and principal repayments
    on held to maturity securities                                   3,909          5,016
  Net (increase) decrease in loans receivable                       (7,766)         1,529
  Net purchases of bank premises and equipment                         (29)          (274)
                                                                  --------       --------

         Net cash provided by investing activities                   4,353          2,226
                                                                  --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net (decrease) increase in deposits                                  (30)         3,973
  Cash dividends and cash paid for fractional shares                (2,284)            --
  Purchase of treasury stock                                          (235)          (567)
                                                                  --------       --------
         Net cash provided by (used in) financing activities        (2,549)         3,406
                                                                  --------       --------

         Increase in cash and cash equivalents                       3,180          6,620

Cash and cash equivalents:
  Beginning                                                         13,627         14,901
                                                                  --------       --------

  Ending                                                          $ 16,807       $ 21,521
                                                                  ========       ========

Supplementary cash flows information:
  Interest paid                                                   $  1,675       $  2,094
                                                                  ========       ========


See Notes to Consolidated Financial Statements


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - Basis of Presentation

The financial information includes the accounts of Juniata Valley Financial Corp. and its wholly owned subsidiary, The Juniata Valley Bank. All significant intercompany accounts and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three month period ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in Juniata Valley Financial Corp. annual report on Form 10-K for the year ended December 31, 2003.


NOTE B - Accumulated Other Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

The components of other comprehensive income and related tax effects are as follows:


                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                    2004                   2003
                                                    ----                   ----
                                                           (In thousands)

Unrealized holding gains (losses) on
   available for sale securities                   $ 225                  $ (69)

Less classification adjustment for
   gains realized in income                         (133)                    --
                                                   -----                  -----

Net unrealized gains (losses)                         92                    (69)

Tax effect                                           (32)                    23
                                                   -----                  -----

   Net of tax amount                               $  60                 $  (46)
                                                   =====                 ======

NOTE C - Stock Option Plan

The Corporation accounts for the stock option plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based compensation for quarters ended March 31, 2004 and 2003:


                                                    2004                   2003
                                                    ----                   ----

Net income, as reported                            $ 1,355              $ 1,338
   Total stock-based employee compensation
      expense determined under fair value based
      method for all awards                             (9)                  (5)
                                                   -------              -------

Pro forma net income                               $ 1,346              $ 1,333
                                                   =======              =======

Basic and diluted earnings per share:
   As reported                                     $   .59              $   .58
   Pro forma                                       $   .59              $   .58


NOTE D - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:


                                                       For the Quarter Ended
                                                       ---------------------
                                                   March 31,           March 31,
                                                     2004                2003
                                                   --------            ---------

Net income applicable to common stock              1,355,000           1,338,000

Weighted average common shares outstanding         2,283,107           2,309,423
Effect of dilutive securities, stock options           4,751                 603
                                                   ---------           ---------

Weighted average common shares outstanding
   used to calculate diluted earnings per share    2,287,858           2,310,026

Basic earnings per share                           $     .59           $     .58
Diluted earnings per share                         $     .59           $     .58

NOTE E - Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its letters of credit. Letters of credit written are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Corporation, generally, holds collateral and/or personal guarantees supporting these commitments. The Corporation had $867,000 of letters of credit as of March 31, 2004. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of March 31, 2004 for guarantees under standby letters of credit issued is not material.


NOTE F - Defined Benefit Retirement Plan

The Corporation has a defined benefit retirement plan covering substantially all of its employees. The benefits are based on years of service and the employees' compensation. The Corporation's funding policy is to contribute annually the maximum amount that can be deducted for federal income taxes purposes. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future.

Pension expense included the following components for the quarter ended March 31, 2004.

                                                                  (In Thousands)

      Service cost, benefits earned during the year                  $ 90
      Interest cost on projected benefit obligation                    80
      Expected return on plan assets                                  (80)
      Net amortization                                                 --
      Recognized gains or losses                                       --
      Prior service cost recognized                                    --
      Settlement gain or loss                                          --
                                                                     ----
            Net periodic benefit cost                                $ 90
                                                                     ====

This information relating to quarter ending March 31, 2003 cannot be obtained for comparative purposes.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements:

The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words "believes," "anticipates," "contemplates," "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates, risks associated with the effect of opening a new branch, the ability to control costs and expenses and general economic conditions. The Corporation undertakes no obligation to publicly release the results of any revisions to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Critical Accounting Policies:

Disclosure of the Corporation's significant accounting policies is included in the notes to the financial statements of the Bank's Annual Report on Form 10-K for the year ended December 31, 2003. Some of these policies are particularly sensitive, requiring significant judgments, estimates and assumptions to be made by management, most particularly in connection with determining the provision for loan losses and the appropriate level of the allowance for loan losses. Additional information is contained in this form 10-Q on pages 10 and 11.

Financial Condition:

Total assets of Juniata Valley Financial Corp. totaled $387,266,000 as of March 31, 2004, a decrease of $514,000 or .13% from December 31, 2003. Consumer sentiment is more positive about the economy because the bank has experienced an increase in loans of $7,766,000 in the first three months of 2004. Investment securities were used since loan demand did not keep pace with the inflow of deposits. Purchases exceeded called and matured investment securities by $12,148,000. The remaining portion of the inflows of investments were placed in federal funds until suitable investment securities could be found. A special $1.00 cash dividend was paid on February 27, 2004 of $2,284,000. All of these factors combined to increase cash and cash equivalents by $3,180,000.

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

Results of Operations:

Interest income decreased $356,000 or 6.28% for the first three months of 2004 over 2003. The decrease for interest income on loans for three months of $88,000 is because of a decline in rates of .78%. The decrease in interest income for taxable securities of $154,000 is due to declining rates and the decrease in tax exempt securities of $83,000 is due to declining rates and volume. The decline in rates for securities was .77%. The decrease in interest income other of $31,000 is due to a decrease in federal funds sold of $16,000 and interest bearing time deposits in banks of $14,000. Since November 2001, management has made an effort to keep federal funds to a minimum by purchasing time certificate of deposits in other banks. Interest expense decreased by $375,000 or 18.60% for the first three months of 2004 over 2003. Interest income and expense for the first three months ended March 31, 2004, versus 2003, reflect the declining interest rate environment for both interest earning assets and interest bearing liabilities. This resulted in an increase in net interest income of $19,000 or ..52% for the three months ended March 31, 2004.

The increase in the allowance for loan loss is based upon quarterly loan portfolio reviews by management and a committee of the Board. The purpose of the review is to assess loan quality, identify impaired loans, analyze delinquencies, ascertain loan growth, evaluate potential charge-offs and recoveries and assess general economic conditions in the market served. Net charge-offs at March 31, 2004 were $11,000 compared to $57,000 at March 31, 2003. Past due and non-accrual loans at March 31, 2004 were $2,263,000. At March 31, 2003, this amount for past due and non-accrual loans was $2,204,000. Depending upon the state of the economy and the impact thereon to these borrowers, as well as future events, these loans and others not currently so identified could be classified as non-performing assets in the future.

Other income has increased $320,000 or 63.12% for the first three months of 2004 over 2003. Trust department income increased $47,000, customer service fees increased $118,000, and gain on sale of securities increased $133,000. The increase in trust department income is a result of an increase in pension plan administration and investment management in 2004 over 2003. The increase in customer service fees is a result of higher transaction volume as opposed to an increase in fees. The increased volume is due to the introduction of an overdraft privilege program introduced in November 2003. The sales of securities were taken because of attractive gains available.

Other expenses increased $226,000 or 9.45% for the three months ended March 31, 2004 over 2003. The $52,000 increase in salary and wages for the three months ended March 31, 2004, compared to 2003, can be attributed to an increase of 5 full-time equivalents and normal merit increases. The $51,000 increase in employee benefits is reflective of increases in the costs as opposed to additional benefits. The $15,000 increase in occupancy is a result of depreciation expense from the Water Street community office remodeling. The increase of $106,000 in equipment cost is from increased usage of the internet banking and telephone banking products and installation of the teller and platform automation systems. Director compensation and taxes other than income had no significant changes. The other expenses increased $7,000 which can be attributed to insurance costs. The increase in federal income taxes is due to an increase of the effective tax rate due to a decline in tax free securities.

All of these factors combined have contributed to an increase in net income of $17,000 or 1.27% for the first three months ended March 31, 2004 over 2003.

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

Off-Balance Sheet Arrangements:

The Corporation's financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk, credit risk and interest rate risk. These commitments consist mainly of loan approved but not yet funded, unused lines of credit and letters of credit made under the same standards as on-balance sheet instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Letters of credit are conditional commitments issued to guarantee the financial performance obligation of a customer to a third party. Unused commitments at March 31, 2004, were $34,276,000. Because these instruments have fixed maturity dates, and because may of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation. Management believes that any amounts actually drawn upon can be funded in the normal course of operations.

The Corporation has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or the availability of capital resources.

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

As of March 31, 2004, the Corporation had a six-month negative gap of $12,733,000. Generally a liability sensitive position indicates that more liabilities than assets are expected to re-price within the time period and that falling interest rates could positively affect net interest income while rising interest rates could negatively affect net interest income. However, the traditional analysis does not accurately reflect the Bank's interest rate sensitivity since the rates on core deposits generally do not change as quickly as market rates. Historically net interest income has, in fact, not been subject to the degree of sensitivity indicated by the traditional analysis at The Juniata Valley Bank.


Capital Adequacy:

The Bank's regulatory capital ratios for the periods presented are as follows:

Risk Weighted Assets Ratio:

                                       Actual                  Required
                                       ------                  --------
                               March 31,  December 31,   March 31,  December 31,
                                 2004        2003          2004        2003
                               ---------  ------------   ---------  ------------

TIER I                          18.02%      18.89%         4.0%       4.0%
TIER I & II                     19.19%      20.05%         8.0%       8.0%


Total Assets Leveraged Ratio:

TIER I                          11.60%      11.93%         4.0%       4.0%

At March 31, 2004, the Corporation and the Bank exceed the regulatory requirements to be considered a "well capitalized" financial institution.

Quantitative and Qualitative Disclosures About Market Risk:

From January 1, 2001 to March 31, 2004, the Federal Reserve has lowered the federal funds rate thirteen times by 500 basis points. We are currently in the lowest interest rate environment in 50 years. Net interest margin for the Corporation was 4.17% at December 31, 2002 and increased to 4.23% at December 31, 2003. Because of the extent to which rates have declined, the Bank has become more sensitive to future rate declines and expects added compression of the net interest margin. Currently, the Bank has approximately 33.00% of its deposits in NOW, money market and savings accounts, which it considers core deposits. These types of interest bearing deposit accounts carry lower rates relative to other types of deposits. Because of this, these accounts have contributed significantly to the net interest margin. However, there is an ultimate floor to which the rates on these accounts can fall. Under current conditions, the inability to further decrease these deposits rates while loan and other earning assets continue to drop and re-price at lower rates will result in further compression of the net interest margin. The added risk in this interest rate environment is that as the rates on the core deposits bottom-out, investors could migrate to other types of accounts paying higher rates. The last financial simulation performed by the Bank as of December 31, 2003, showed a possible decline in net interest income of $195,000 in a -100 basis point rate shock over a one year period. This reflected a change in the assumptions that the rates on NOW and savings accounts would remain constant in a -100 or +200 basis point rate shock. The net interest income at risk position remains within the guidelines established by the Bank's asset/liability policy. The Bank continues to monitor and manage its rate sensitivity during these unusual times.

No material change has been noted in the Bank's equity value at risk. Please refer to the Annual Report on Form 10-K as of December 31, 2003 for further discussion of this matter.

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

Part II.   Other Information


        Item 1.   Legal Proceedings
                  None


        Item 2.   Changes in Securities
                 (E) Issuer Purchases of Equity Securities


-------------------------------------------------------------------------------------------------------------------------
                                                                                                           (d)
                                                                            (c)                    Maximum number (or
                            (a)                    (b)           Total number of shares (or    approximate dollar value)
       Period      Total number of shares   Average price paid   units) purchased as part of   of shares (or units) that
                    (or units) purchased    per share (or unit)   publicly announced plans        may yet be purchased
                                                                        or programs                under the plans or
                                                                                                        programs

-------------------------------------------------------------------------------------------------------------------------
     Month #1
   January 1 to              0                     0                        0                             89,645
 January 31, 2004
-------------------------------------------------------------------------------------------------------------------------

     Month #2
  February 1 to
February 29, 2004          2,149                 34.98                    2,149                           87,496
-------------------------------------------------------------------------------------------------------------------------

     Month #3
    March 1 to             4,200                 38.00                    4,200                           83,296
  March 31, 2004
-------------------------------------------------------------------------------------------------------------------------

      Total                6,349                 36.98                    6,349                           83,296
-------------------------------------------------------------------------------------------------------------------------


On March 23, 2001, Juniata Valley Financial Corp. announced plans to buyback 100,000 shares of their stock. There is no expiration date to this buyback.



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

                  Form 8-K
                  Form 8-K was filed on January 22, 2004 announcing the
                    special $1.00 dividend to be paid to shareholders of record on February 1, 2004 and payable on February 27, 2004.
                  Form 8-K was filed on February 18, 2004 announcing the year end financial results.


Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               Juniata Valley Financial Corp.
            (Registrant)

Date                                     By
    ---------------------------            -------------------------------------
                                           Francis J. Evanitsky, President & CEO


Date                                     By
    ---------------------------            -------------------------------------
                                           Linda L. Engle, Executive VP & CFO