Form 10-Q
period 2004-06-30
JUNIATA VALLEY FINANCIAL CORP
filed 2004-08-03
CIK 714712

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended June 30, 2004
                               -------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.           [X] Yes         [ ] No

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act)          [ ] Yes         [X] No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                           Outstanding as of July 31, 2004
-------------------------------------        -----------------------------------
    Common Stock ($1.00 par value)                    2,279,439 shares

PART I - FINANCIAL INFORMATION
Item 1 - FINANCIAL STATEMENTS

                  JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
                  ---------------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                     ASSETS
                                     ------
                                                    June 30,       December 31,
                                                      2004              2003
                                                   ---------       ------------
                                               (In thousands, except share data)

                                                  (Unaudited)
Cash and due from banks                            $  13,026        $  13,502
Interest bearing deposits with banks                     583              125
                                                   ---------        ---------

   Cash and cash equivalents                          13,609           13,627

Interest bearing time deposits with banks              2,990            4,090
Securities available for sale                         71,491           83,584
Securities held to maturity, fair value
   $9,979 and $15,218, respectively                    9,945           15,017
Restricted investment in bank stock                      939            1,107
Loans receivable net of allowance for loan
   losses $2,924 and $2,820, respectively            267,396          249,960
Bank premises and equipment, net                       6,693            6,755
Bank-owned life insurance                              7,737            7,566
Accrued interest receivable and other assets           6,898            6,074
                                                   ---------        ---------

     TOTAL ASSETS                                  $ 387,698        $ 387,780
                                                   =========        =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Liabilities:
   Deposits:
      Non-interest bearing                         $  44,726        $  42,200
      Interest bearing                               290,364          290,784
                                                   ---------        ---------

   Total deposits                                    335,090          332,984

Accrued interest payable and other liabilities         4,039            4,313
                                                   ---------        ---------

   Total liabilities                                 339,129          337,297
                                                   ---------        ---------

Stockholders' Equity:
   Preferred stock, no par value; 500,000 shares
      authorized; no shares issued or outstanding         --               --
   Common stock, par value $1.00 per share;
      authorized 20,000,000 shares;  issued
      2,372,922 shares                                 2,373            2,373
   Surplus                                            20,299           20,231
   Retained earnings                                  28,386           29,016
   Accumulated other comprehensive income                334            1,472
   Treasury stock, at cost 2004 90,553 shares;
      2003 88,219 shares                              (2,823)          (2,609)
                                                   ---------        ---------

      Total stockholders' equity                      48,569           50,483
                                                   ---------        ---------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 387,698        $ 387,780
                                                   =========        =========

See Notes to Consolidated Financial Statements

                  JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
                  ---------------------------------------------
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
                                   (Unaudited)
                                   -----------

                                     For the Quarter Ended  For Six Months Ended
                                     ---------------------  --------------------
                                       June 30,  June 30,    June 30,  June 30,
                                         2004      2003        2004      2003
                                        ----       ----        ----      ----
                                      (In thousands, except per share amount)
INTEREST INCOME:

   Loans receivable                    $ 4,674   $ 4,739     $ 9,159   $ 9,313
   Taxable securities                      524       682       1,082     1,394
   Tax-exempt securities                   209       306         447       627
   Other                                    38        71          74       137
                                       -------   -------     -------   -------

      Total interest income              5,445     5,798      10,762    11,471

INTEREST EXPENSE - Deposits:             1,550     1,914       3,191     3,930
                                       -------   -------     -------   -------

      Net interest income                3,895     3,884       7,571     7,541

PROVISION FOR LOAN LOSSES                   77        75         157       150
                                       -------   -------     -------   -------

      Net interest income after
        provision for loan losses        3,818     3,809       7,414     7,391
                                       -------   -------     -------   -------

OTHER INCOME:

   Trust department                         99       135         236       225
   Customer service fees                   322       180         604       344
   Other                                   370       294         645       548
   Gain on sale of securities              134        --         268        --
                                       -------   -------     -------   -------

      Total other income                   925       609       1,753     1,117
                                       -------   -------     -------   -------

OTHER EXPENSES:

   Salaries and wages                    1,077     1,016       2,090     1,976
   Employee benefits                       354       346         736       677
   Occupancy                               199       173         409       368
   Equipment                               395       299         822       620
   Director compensation                   104       105         208       211
   Taxes, other than income                128       128         257       261
   Other                                   392       384         746       731
                                       -------   -------     -------   -------

      Total other expenses               2,649     2,451       5,268     4,844
                                       -------   -------     -------   -------

INCOME BEFORE INCOME TAXES               2,094     1,967       3,899     3,664

FEDERAL INCOME TAXES                       519       441         969       800
                                       -------   -------     -------   -------

   Net income                          $ 1,575   $ 1,526     $ 2,930   $ 2,864
                                       =======   =======     =======   =======

   Basic earnings per share            $   .69   $   .67     $  1.28   $  1.25
                                       =======   =======     =======   =======
   Diluted earnings per share          $   .69   $   .67     $  1.28   $  1.24
                                       =======   =======     =======   =======


See Notes to Consolidated Financial Statements


                            JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
                            ---------------------------------------------
                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                           ----------------------------------------------
                               FOR THE SIX MONTHS ENDED JUNE 30, 2004
                               --------------------------------------

                                             (Unaudited)

                                                                    Accumulated
                                                                      Other
                                   Common                Retained  Comprehensive Treasury
                                    Stock     Surplus    Earnings     Income      Stock        Total
                                  --------   --------    --------  ------------- --------    --------

                                                          (In thousands)
BALANCE
   December 31, 2003              $  2,373   $ 20,231    $ 29,016    $  1,472    $ (2,609)   $ 50,483
                                                                                             --------
Comprehensive Income:

Net income for the
   six months ended
   June 30, 2004                        --         --       2,930          --          --       2,930

Change in unrealized
   gains (losses) on
   securities available
   for sale, net of
   reclassification
   adjustment and tax
   effects                              --         --          --      (1,138)         --      (1,138)
                                                                                             --------
   Total Comprehensive Income
                                                                                                1,792
                                                                                             --------
Cash dividends, $1.56 per share         --         --      (3,560)         --          --      (3,560)

Treasury stock issued for
   dividend reinvestment plan
   (7,207 shares)                       --         74          --          --         206         280

Treasury stock issued for
   employee stock purchase plan
   (5,574 shares)                       --         (6)         --          --         160         154

Treasury stock acquired
   (15,115 shares)                      --         --          --          --        (580)       (580)
                                  --------   --------    --------    --------    --------    --------

Balance June 30, 2004             $  2,373   $ 20,299    $ 28,386    $    334    $ (2,823)   $ 48,569
                                  ========   ========    ========    ========    ========    ========


See Notes to Consolidated Financial Statements


                                                                              5.

                            JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
                            ---------------------------------------------
                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                           ----------------------------------------------
                               FOR THE SIX MONTHS ENDED JUNE 30, 2003
                               --------------------------------------

                                             (Unaudited)

                                                                    Accumulated
                                                                      Other
                                   Common                Retained  Comprehensive Treasury
                                    Stock     Surplus    Earnings     Income      Stock        Total
                                  --------   --------    --------  ------------- --------    --------

                                                          (In thousands)
BALANCE
   December 31, 2002              $  2,373   $ 20,212    $ 25,652    $  1,795    $ (1,705)   $ 48,327
                                                                                             --------
Comprehensive Income:

Net income for the
   six months ended
   June 30, 2003                        --         --       2,864          --          --       2,864

Change in unrealized
   gains (losses) on
   securities available
   for sale, net of
   reclassification
   adjustment and tax
   effects                              --         --          --         177          --         177
                                                                                             --------

   Total Comprehensive Income                                                                   3,041
                                                                                             --------

Cash dividends, $.47 per share          --         --      (1,075)         --          --      (1,075)

Treasury stock issued for
   dividend reinvestment plan
   (7,488 shares)                       --          8          --          --         214         222

Treasury stock issued for
   employee stock purchase plan
   (2,227 shares)                       --         (5)         --          --          63          58

Treasury stock acquired
   (36,791 shares)                      --         --          --          --      (1,103)     (1,103)
                                  --------   --------    --------    --------    --------    --------
Balance June 30, 2003             $  2,373   $ 20,215    $ 27,441    $  1,972    $ (2,531)   $ 49,470
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

                                                                 For the Six Months Ended
                                                                 ------------------------
                                                                   June 30,    June 30,
                                                                     2004        2003
                                                                   --------    --------
                                                                      (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                      $  2,930    $  2,864
   Adjustments to reconcile net income to net cash
     provided by operating activities:
      Provision for loan losses                                         157         150
      Provision for depreciation                                        271         214
      Net amortization of security premiums                             158          72
      Net realized gains on sales of securities                        (268)         --
      Deferred compensation expense                                     245         238
      Payment of deferred compensation                                 (193)       (132)
      Deferred income taxes                                              --         (31)
      Increase in accrued interest receivable and other assets         (238)       (836)
      Decrease in accrued interest payable and other liabilities       (326)       (275)
      Net earnings on investment in life insurance                     (171)       (175)
                                                                   --------    --------
         Net cash provided by operating activities                    2,565       2,089
                                                                   --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Net decrease in interest bearing time deposits                     1,100          --
   Purchases of available for sale securities                        (8,847)    (28,362)
   Proceeds from sales of available for sale securities               3,279          --
   Purchase of restricted bank stock                                   (179)       (284)
   Proceeds from sale of restricted bank stock                          348          --
   Proceeds from maturities of and principal repayments
     on available for sale securities                                16,054      11,804
   Purchases of held to maturity securities                          (1,295)       (999)
   Proceeds from maturities of and principal repayments
     on held to maturity securities                                   6,359       7,981
   Net increase in loans receivable                                 (17,593)     (2,787)
   Net purchases of bank premises and equipment                        (209)       (466)
                                                                   --------    --------
         Net cash used in investing activities                         (983)    (13,113)
                                                                   --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                           2,106      17,401
   Cash dividends and cash paid for fractional shares                (3,560)     (1,075)
   Purchase of treasury stock                                          (580)     (1,103)
   Treasury stock issued for dividend reinvestment and
      employee stock purchase plan                                      434         280
                                                                   --------    --------
         Net cash provided by (used in) financing activities         (1,600)     15,503
                                                                   --------    --------

         Increase (decrease) in cash and cash equivalents               (18)      4,479

Cash and cash equivalents:
   Beginning                                                         13,627      14,901
                                                                   --------    --------
   Ending                                                          $ 13,609    $ 19,380
                                                                   ========    ========
Supplementary cash flows information:
   Interest paid                                                   $  3,230    $  4,039
                                                                   ========    ========
   Income taxes paid                                               $  1,096    $    817
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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the six month period ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in Juniata Valley Financial Corp. annual report on Form 10-K for the year ended December 31, 2003.


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

The components of other comprehensive income and related tax affects are as follows:


                                       Three Months Ended June 30,    Six Months Ended June 30,
                                       ---------------------------    -------------------------
                                            2004       2003                2004       2003
                                            ----       ----                ----       ----
                                                           (In thousands)

Unrealized holding gains (losses) on
   available for sale securities          $(1,682)   $   337             $(1,456)   $   268

Less classification adjustment for
   gains realized in income                  (134)        --                (268)        --
                                          -------    -------             -------    -------

Net unrealized gains (losses)              (1,816)       337              (1,724)       268

Tax benefit (expense)                         618       (114)                586        (91)
                                          -------    -------             -------    -------

   Net of tax amount                      $(1,198)   $   223             $(1,138)   $   177
                                          =======    =======             =======    =======

NOTE C - Stock Option Plan

The Corporation accounts for the stock option plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based compensation:


                                           For the Quarter Ended  For Six Months Ended
                                           ---------------------  --------------------
                                             June 30,   June 30,   June 30,   June 30,
                                               2004       2003       2004       2003
                                             --------   --------   --------   --------
                                              (In thousands, except per share amount)

Net income, as reported                      $ 1,575    $ 1,526    $ 2,930    $ 2,864

   Total stock-based employee compensation
      expense determined under fair value
      based method for all awards                 (9)        (6)       (17)       (11)
                                             -------    -------    -------    -------

Pro forma net income                         $ 1,566    $ 1,520    $ 2,913    $ 2,853
                                             =======    =======    =======    =======

Basic and diluted earnings per share:
   As reported                               $   .69    $   .67    $  1.28    $  1.25
   Pro forma                                 $   .69    $   .66    $  1.28    $  1.24




NOTE D - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:


                                                   For the Quarter Ended     For Six Months Ended
                                                  -----------------------   -----------------------
                                                   June 30,     June 30,     June 30,     June 30,
                                                     2004         2003         2004         2003
                                                  ----------   ----------   ----------   ----------
                                                        (In thousands, except per share amount)

Net income applicable to common stock             $1,575,000   $1,526,000   $2,930,000   $2,864,000


Weighted average common shares outstanding         2,278,217    2,290,283    2,280,662    2,299,800
Effect of dilutive securities, stock options           6,250          794        5,537          703
                                                  ----------   ----------   ----------   ----------
Weighted average common shares outstanding
   used to calculate diluted earnings per share    2,284,467    2,291,077    2,286,199    2,300,503


Basic earnings per share                          $      .69   $      .67   $     1.28   $     1.25
Diluted earnings per share                        $      .69   $      .67   $     1.28   $     1.24


NOTE E - Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its letters of credit. Letters of credit written are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Corporation, generally, holds collateral and/or personal guarantees supporting these commitments. The Corporation had $1,076,000 of letters of credit as of June 30, 2004. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of June 30, 2004 for guarantees under letters of credit issued is not material.


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

Pension expense included the following components for the quarter ended and six-months ended June 30, 2004.


                                             For the Quarter Ended   For Six Months Ended
                                                 June 30, 2004           June 30, 2004
                                                 -------------           -------------
                                                            (In Thousands)

Service cost, benefits earned during the year        $ 66                   $156
Interest cost on projected benefit obligation          80                    160
Expected return on plan assets                        (80)
Net amortization                                       --                     --
Recognized gains or losses                             --                     --
Prior service cost recognized                          --                     --
Settlement gain or loss                                --                     --
                                                     ----                   ----
      Net periodic benefit cost                      $ 66                   $ 56
                                                     ====                   ====


This information relating to the quarter ended and the six months ended June 30, 2003, cannot be obtained for comparative purposes.

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

Financial Condition:

Total assets of Juniata Valley Financial Corp. totaled $387,698,000 as of June 30, 2004, a decrease of $82,000 or .02% from December 31, 2003. Consumer sentiment is more positive about the economy because the bank has experienced an increase in loans of $17,593,000 in the first six months of 2004. Investment securities were used since loan demand did not keep pace with the inflow of deposits. Called, matured, and sold investment securities exceeded purchases by $16,819,000. The deposit increase of $2,106,000 was used to fund the remaining loan demand A special $1.00 cash dividend was paid on February 27, 2004, along with the normal cash dividend on June 1, making the cash dividends paid to stockholders $3,560,000. All of these factors combined to decrease cash and cash equivalents by $18,000.

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

Results of Operations:

Interest income decreased $709,000 or 6.18% for the first six months of 2004 over 2003. The decrease in interest income for the quarter was $353,000 or 6.09% in 2004 over 2003. The decrease for interest income on loans for six months of $154,000 is because of a decline in rates of .78%. The decrease in interest income for taxable securities of $312,000 and the decrease in tax exempt securities of $180,000 are both due to declining rates and volume. The decline in rates for securities was .60%. The decrease in interest income other of $63,000 is due to a decrease in federal funds sold of $31,000 and interest bearing time deposits in banks of $29,000. Since November 2001, management has made an effort to keep federal funds to a minimum by purchasing time certificate of deposits in other banks. Interest expense decreased by $739,000 or 18.80% for the first six months of 2004 over 2003. For the quarter, the decrease in interest expense was $364,000 or 19.02% from 2003 to 2004. The decline in rates for interest expense was .54% for the six months ended June 30, 2004 over 2003. Interest income and expense for the first six months ended June 30, 2004, versus 2003, reflect the declining interest rate environment for both interest earning assets and interest bearing liabilities. This resulted in an increase in net interest income of $30,000 or .40% for the six months ended June 30, 2004. For the quarter, the increase was $11,000 or .28%.

The increase in the allowance for loan loss is based upon quarterly loan portfolio reviews by management and a committee of the Board. The purpose of the review is to assess loan quality, identify impaired loans, analyze delinquencies, ascertain loan growth, evaluate potential charge-offs and recoveries and assess general economic conditions in the market served. Net charge-offs for the six months ended June 30, 2004 were $53,000 compared to $102,000 for the six months ended June 30, 2003 Past due and non-accrual loans at June 30, 2004 were $1,575,000. At June 30, 2003, this amount for past due and non-accrual loans was $2,497,000. Depending upon the state of the economy and the impact thereon to these borrowers, as well as future events, these loans and others not currently so identified could be classified as non-performing assets in the future.

Other income has increased $636,000 or 56.94% for the first six months of 2004 over 2003. For the quarter, the increase amounted to $316,000 or 51.89%. For the six months ended June 30, 2004, trust department income increased $11,000, customer service fees increased $260,000, other income increased $97,000, and gain on sale of securities increased $268,000. The increase in trust department income is a result of an increase in pension plan administration and investment management in 2004 over 2003. The increase in customer service fees is a result of higher transaction volume as opposed to an increase in fees. The increased volume is due to the introduction of an overdraft privilege program introduced in November 2003. The increase in other is due to mutual fund commissions. The sales of securities were taken because of attractive gains available.

Other expenses increased $424,000 or 8.75% for the six months ended June 30, 2004 over 2003. For the quarter, the increase was $198,000 or 8.08%. The $114,000 increase in salary and wages for the six months ended June 30, 2004, compared to 2003, can be attributed to an increase of 4 full-time equivalents and normal merit increases. The $59,000 increase in employee benefits is reflective of increases in the costs as opposed to additional benefits. The $41,000 increase in occupancy is a result of depreciation expense from the Water Street community office remodeling and snow removal costs incurred in 2004. The increase of $202,000 in equipment cost is from increased usage of the internet banking and telephone banking products and installation of the teller and platform automation systems. Director compensation and taxes other than income had no significant changes. The other expenses increased $15,000 which can be attributed to postage costs. The increase in federal income taxes is due to an increase of the effective tax rate due to a decline in tax free securities.

All of these factors combined have contributed to an increase in net income of $66,000 or 2.30% for the first six months ended June 30, 2004 over 2003. For the quarter, the increase in net income was $49,000 or 3.21%. Earnings per share increased $.03 from $1.25 to $1.28 or 2.40% for the six months ended June 30, 2003 over 2004.

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

Off-Balance Sheet Arrangements:

The Corporation's financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk, credit risk and interest rate risk. These commitments consist mainly of loan approved but not yet funded, unused lines of credit and letters of credit made under the same standards as on-balance sheet instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Letters of credit are conditional commitments issued to guarantee the financial performance obligation of a customer to a third party. Unused commitments at June 30, 2004, were $40,338,000. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation. Management believes that any amounts actually drawn upon can be funded in the normal course of operations.

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

As of June 30, 2004, the Corporation had a six-month negative gap of $9,671,000. Generally a liability sensitive position indicates that more liabilities than assets are expected to re-price within the time period and that falling interest rates could positively affect net interest income while rising interest rates could negatively affect net interest income. However, the traditional analysis does not accurately reflect the Bank's interest rate sensitivity since the rates on core deposits generally do not change as quickly as market rates. Historically net interest income has, in fact, not been subject to the degree of sensitivity indicated by the traditional analysis at The Juniata Valley Bank.

Capital Adequacy:

The Bank's regulatory capital ratios for the periods presented are as follows:

Risk Weighted Assets Ratio:

                                      Actual                 Required
                                      ------                 --------

                              June 30,   December 31,  June 30,   December 31,
                                2004         2003        2004         2003
                                ----         ----        ----         ----
TIER I                         17.56%       18.89%       4.0%         4.0%
TIER I & II                    18.71%       20.05%       8.0%         8.0%


Total Assets Leveraged Ratio:

TIER I                         11.55%       11.93%       4.0%         4.0%

At June 30, 2004, the Corporation and the Bank exceed the regulatory requirements to be considered a "well capitalized" financial institution.

Quantitative and Qualitative Disclosures About Market Risk:

From January 1, 2001 to March 31, 2004, the Federal Reserve has lowered the federal funds rate thirteen times by 500 basis points. On June 29, 2004, the Federal Reserve raised interest rates by 25 basis points. As of June 30, 2004, no impact has been experienced. We are currently in the lowest interest rate environment in 50 years. Net interest margin for the Corporation was 4.37% at March 31, 2003 and decreased to 4.28% at March 31, 2004. Because of the extent to which rates have declined, the Bank has become more sensitive to future rate declines and expects added compression of the net interest margin. Currently, the Bank has approximately 33.00% of its deposits in NOW, money market and savings accounts, which it considers core deposits. These types of interest bearing deposit accounts carry lower rates relative to other types of deposits. Because of this, these accounts have contributed significantly to the net interest margin. However, there is an ultimate floor to which the rates on these accounts can fall. Under current conditions, the inability to further decrease these deposits rates while loan and other earning assets continue to drop and re-price at lower rates will result in further compression of the net interest margin. The added risk in this interest rate environment is that as the rates on the core deposits bottom-out, investors could migrate to other types of accounts paying higher rates. The last financial simulation performed by the Bank as of March 31, 2004, showed a possible decline in net interest income of $69,000 in a -100 basis point rate shock over a one year period. This reflected a change in the assumptions that the rates on NOW and savings accounts would remain constant in a -100 or +200 basis point rate shock. The net interest income at risk position remains within the guidelines established by the Bank's asset/liability policy. The Bank continues to monitor and manage its rate sensitivity during these unusual times.

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

Part II. Other Information


   Item 1.     Legal Proceedings
               In the opinion of management of the Corporation, there are no legal proceedings pending to which the Corporation or its subsidiary are a party or to which their property is subject, which, if determined adversely to the Corporation or its subsidiary, would be material in relation to the Corporation's or its subsidary's financial condition. There are no proceedings pending other than ordinary routine litigation incident to the business of the Corporation or its subsidiary. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation or its subsidiary by government authorities.


   Item 2.     Changes in Securities
               (E) Issuer Purchases of Equity Securities



|--------------------|----------------------------|------------------------|--------------------------|------------------------|
|                    |                            |                        |                          |          (d)           |
|                    |                            |                        |          (c)             |    Maximum number (or  |
|                    |                            |                        |  Total number of shares  |   approximate dollar   |
|       Period       |            (a)             |          (b)           | (or units) purchased as  |  value) of shares (or  |
|                    |   Total number of shares   |   Average price paid   |     part of publicly     | units) that may yet be |
|                    |    (or units) purchased    |  per share (or unit)   |    announced plans or    |  purchased under the   |
|                    |                            |                        |         programs         |   plans or programs    |
|--------------------|----------------------------|------------------------|--------------------------|------------------------|
|     Month #1       |                            |                        |                          |                        |
|     April 1 to     |            2,110           |         39.00          |          2.110           |        81,186          |
|   April 30, 2004   |                            |                        |                          |                        |
|--------------------|----------------------------|------------------------|--------------------------|------------------------|
|      Month #2      |                            |                        |                          |                        |
|      May 1 to      |                            |                        |                          |                        |
|    May 31, 2004    |            3,106           |         39.25          |          3,106           |        78,080          |
|--------------------|----------------------------|------------------------|--------------------------|------------------------|
|      Month #3      |                            |                        |                          |                        |
|      June 1 to     |            3,550           |         39.75          |          3,550           |        74,530          |
|    June 30, 2004   |                            |                        |                          |                        |
|--------------------|----------------------------|------------------------|--------------------------|------------------------|
|        Total       |            8,766           |         39.39          |          8,766           |        74,530          |
|--------------------|----------------------------|------------------------|--------------------------|------------------------|


On March 23, 2001, Juniata Valley Financial Corp. announced plans to buyback 100,000 shares of their stock. There is no expiration date to this buyback.


   Item 3.     Defaults Upon Senior Securities
               Not applicable


   Item 4.     Submission of Matters to a Vote of Security Holder
               The annual meeting of shareholders was held on May 18, 2004, at the Clarion Inn, Burnham, PA. A re-election of Class B Directors who will serve until 2007 took place. A total of 1,665,958 shares were voted for and 612,396 shares voted against or withheld for the following Directors: Don E. Haubert, Timothy I. Havice, Charles E. Hershberger, John A. Renninger, and Ronald H. Witherite.

   Item 5.     Other information
               None


   Item 6.     Exhibits
               Exhibits 31.1 Rule 13a - 14(a)/15d - 14(a) Certification Exhibits 31.2 Rule 13a - 14(a)/15d - 14(a) Certification Exhibits 32.1 Section 1350 Certification
               Exhibits 32.2 Section 1350 Certification

               Form 8-K
               Form 8-K was filed on April 29, 2004 announcing the first quarter 2004 results.


Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Juniata Valley Financial Corp.
            (Registrant)


Date ___________________________      By  ______________________________________
                                          Francis J. Evanitsky, President & CEO


Date ___________________________      By  ______________________________________
                                          Linda L. Engle, Executive VP & CFO