Form 10-Q
period 2004-09-30
JUNIATA VALLEY FINANCIAL CORP
filed 2004-11-05
CIK 714712

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q




(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended September 30, 2004
                               ------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    -------------------------
Commission File Number                           2-81699
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                           Outstanding as of October 31, 2004
----------------------------------      ----------------------------------------
Common Stock ($1.00 par value)                        2,275,439 shares

PART I - FINANCIAL INFORMATION
Item 1 - FINANCIAL STATEMENTS
                                                                              2.

                  JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
                  ---------------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                     ASSETS
                                     ------

                                                September 30,       December 31,
                                                    2004                 2003
                                                 ---------           ---------
                                               (In thousands, except share data)

                                                (Unaudited)
Cash and due from banks                          $   9,190           $  13,502
Interest bearing deposits with banks                   773                 125
Federal funds sold                                   1,500                  --
                                                 ---------           ---------

   Cash and cash equivalents                        11,463              13,627

Interest bearing time deposits with banks            7,360               4,090
Securities available for sale                       73,627              83,584
Securities held to maturity, fair value
   $8,951 and $15,218, respectively                  8,909              15,017
Restricted investment in bank stock                  1,396               1,107
Loans receivable, net of allowance for loan
   losses $2,983 and $2,820, respectively          275,655             249,960
Bank premises and equipment, net                     6,887               6,755
Bank-owned life insurance                            7,821               7,566
Accrued interest receivable and other assets         6,970               6,074
                                                 ---------           ---------

     TOTAL ASSETS                                $ 400,088           $ 387,780
                                                 =========           =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Liabilities:
   Deposits:
      Non-interest bearing                       $  47,656           $  42,200
      Interest bearing                             288,240             290,784

   Total deposits                                  335,896             332,984

Securities sold under agreements to repurchase       4,706                  --
Long term debt                                       5,000                  --
Accrued interest payable and other liabilities       4,415               4,313

   Total liabilities                               350,017             337,297

Stockholders' Equity:
   Preferred stock, no par value; 500,000 shares
      authorized; no shares issued or outstanding       --                  --
   Common stock, par value $1.00 per share;
      authorized 20,000,000 shares;  issued
      2,372,922 shares                               2,373               2,373
   Surplus                                          20,299              20,231
   Retained earnings                                29,702              29,016
   Accumulated other comprehensive income              719               1,472
   Treasury stock, at cost 2004 95,483 shares;
      2003 88,219 shares                            (3,022)             (2,609)

      Total stockholders' equity                    50,071              50,483

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 400,088           $ 387,780
                                                 =========           =========

See Notes to Consolidated Financial Statements

                                                                              3.

                  JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
                  ---------------------------------------------
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
                                   (Unaudited)

                                            For the Quarter Ended       For Nine Months Ended
                                            ---------------------       ---------------------
                                         September 30, September 30, September 30, September 30,
                                              2004          2003          2004          2003
                                          ----------    ----------    ----------    ----------
                                              (In thousands, except per share amounts)
INTEREST INCOME:
   Loans receivable                       $    4,747    $    4,634    $   13,907    $   13,947
   Taxable securities                            477           628         1,559         2,022
   Tax-exempt securities                         192           292           638           920
   Other                                          60            57           133           194
                                          ----------    ----------    ----------    ----------

      Total interest income                    5,476        5,611         16,237        17,083

INTEREST EXPENSE:
   Deposits                                    1,569         1,831         4,759         5,762
   Securities sold under agreements
      to repurchase                                1            --             1            --
   Short term borrowings                           2             1             2             1
   Long term debt                                 21            --            21            --
                                          ----------    ----------    ----------    ----------

      Total interest expense                   1,593         1,832         4,783         5,763
                                          ----------    ----------    ----------    ----------

      Net interest income                      3,883         3,779        11,454        11,320

PROVISION FOR LOAN LOSSES                         82            75           239           225
                                          ----------    ----------    ----------    ----------
      Net interest income after
         provision for loan losses             3,801         3,704        11,215        11,095
                                          ----------    ----------    ----------    ----------

OTHER INCOME:
   Trust department                              101            90           337           315
   Customer service fees                         330           194           933           537
   Other                                         323           646           969         1,194
   Gain on sale of securities                     --            --           268            --
                                          ----------    ----------    ----------    ----------

      Total other income                         754           930         2,507         2,046
                                          ----------    ----------    ----------    ----------

OTHER EXPENSES:
   Salaries and wages                          1,052         1,030         3,141         3,006
   Employee benefits                             345           425         1,082         1,102
   Occupancy                                     196           189           606           557
   Equipment                                     449           331         1,271           951
   Director compensation                         104           107           311           317
   Taxes, other than income                      129           128           386           388
   Other                                         392           367         1,138         1,099
                                          ----------    ----------    ----------    ----------

      Total other expenses                     2,667         2,577         7,935         7,420
                                          ----------    ----------    ----------    ----------

INCOME BEFORE INCOME TAXES                     1,888         2,057         5,787         5,721

FEDERAL INCOME TAXES                             572           502         1,541         1,302
                                          ----------    ----------    ----------    ----------
   Net income                             $    1,316    $    1,555    $    4,246    $    4,419
                                          ==========    ==========    ==========    ==========
   Basic and diluted earnings per share   $      .58    $      .68    $     1.86    $     1.93
                                          ==========    ==========    ==========    ==========
   Weighted average number of shares
      outstanding                          2,279,038     2,284,037     2,280,117     2,294,488
                                          ==========    ==========    ==========    ==========

See Notes to Consolidated Financial Statements

                                                                              4.

                  JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

                                   (Unaudited)

                                                                    Accumulated
                                                                       Other
                                   Common                Retained  Comprehensive Treasury
                                   Stock      Surplus    Earnings     Income       Stock      Total
                                  --------   --------    --------  ------------- --------    --------
                                                           (In thousands)
Balance
   December 31, 2003              $  2,373   $ 20,231    $ 29,016    $  1,472    $ (2,609)   $ 50,483
                                                                                             --------
Comprehensive Income:

Net income for the
   nine months ended
   September 30, 2004                   --         --       4,246          --          --       4,246

Change in unrealized
   gains (losses) on
   securities available
   for sale, net of
   reclassification
   adjustment and tax
   effects                              --         --          --        (753)         --        (753)
                                                                                             --------

   Total Comprehensive Income                                                                   3,493
                                                                                             --------

Cash dividends, $1.56 per share         --         --      (3,560)         --          --      (3,560)

Treasury stock issued for
   dividend reinvestment plan
   (7,207 shares)                       --         74          --          --         206         280

Treasury stock issued for
   employee stock purchase plan
   (5,574 shares)                       --         (6)         --          --         160         154

Treasury stock acquired
   (20,045 shares)                      --         --          --          --        (779)       (779)
                                  --------   --------    --------    --------    --------    --------

Balance September 30, 2004        $  2,373   $ 20,299    $ 29,702    $    719    $ (3,022)   $ 50,071
                                  ========   ========    ========    ========    ========    ========

See Notes to Consolidated Financial Statements

                                                                              5.

                  JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
                  ---------------------------------------------
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 ----------------------------------------------
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                  --------------------------------------------

                                   (Unaudited)
                                                                    Accumulated
                                                                       Other
                                   Common                Retained  Comprehensive Treasury
                                   Stock      Surplus    Earnings     Income       Stock      Total
                                  --------   --------    --------  ------------- --------    --------
                                                           (In thousands)
Balance
   December 31, 2002              $  2,373   $ 20,212    $ 25,652    $  1,795    $ (1,705)   $ 48,327
                                                                                             --------
Comprehensive Income:

Net income for the
   nine months ended
   September 30, 2003                   --         --       4,419          --          --       4,419

Change in unrealized
   gains (losses) on
   securities available
   for sale, net of
   reclassification
   adjustment and tax
   effects                              --         --          --         (81)         --         (81)
                                                                                             --------

Total Comprehensive Income                                                                      4,338
                                                                                             --------

Cash dividends, $.47 per share          --         --      (1,075)         --          --      (1,075)

Treasury stock issued for
   dividend reinvestment plan
   (7,488 shares)                       --          8          --          --         214         222

Treasury stock issued for
   employee stock purchase plan
   (2,227 shares)                       --         (5)         --          --          63          58

Treasury stock acquired
   (44,895) shares                      --         --          --          --      (1,351)     (1,351)
                                  --------   --------    --------    --------    --------    --------

Balance September 30, 2003        $  2,373   $ 20,215    $ 28,996    $  1,714    $ (2,779)   $ 50,519
                                  ========   ========    ========    ========    ========    ========


See Notes to Consolidated Financial Statements

                                                                              6.

                  JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
                  ---------------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (Unaudited)

                                                                For the Nine Months Ended
                                                                -------------------------
                                                               September 30,  September 30,
                                                                   2004           2003
                                                                 --------       --------
                                                                      (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                    $  4,246       $  4,419
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for loan losses                                       239            225
      Provision for depreciation                                      415            319
      Net amortization of security premiums                           223            186
      Net realized gains on sales of securities                      (268)            --
      Deferred compensation expense                                   369            457
      Payment of deferred compensation                               (270)          (199)
      Deferred income taxes                                            --            (31)
      Increase in accrued interest receivable and other assets       (508)          (809)
      Increase (decrease) in accrued interest payable and
         other liabilities                                              3           (165)
      Net earnings on investment in life insurance                   (255)          (262)
                                                                 --------       --------
         Net cash provided by operating activities                  4,194          4,140
                                                                 --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Net decrease in interest bearing time deposits                  (3,270)            --
   Purchases of available for sale securities                     (12,136)       (47,293)
   Proceeds from sales of available for sale securities             3,279             --
   Purchase of restricted bank stock                                 (636)          (438)
   Proceeds from sale of restricted bank stock                        348             --
   Proceeds from maturities of and principal repayments
      on available for sale securities                             17,726         28,784
   Purchases of held to maturity securities                        (1,295)        (3,002)
   Proceeds from maturities of and principal repayments
      on held to maturity securities                                7,394         12,654
   Net increase in loans receivable                               (25,934)        (9,067)
   Net purchases of bank premises and equipment                      (547)        (1,413)
                                                                 --------       --------
         Net cash used in investing activities                    (15,071)       (19,775)
                                                                 --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                         2,912         12,195
   Net increase in short term borrowings                            4,706          2,800
   Long term debt advances                                          5,000             --
   Cash dividends                                                  (3,560)        (1,075)
   Purchase of treasury stock                                        (779)        (1,351)
   Treasury stock issued for dividend reinvestment and
      employee stock purchase plan                                    434            280
                                                                 --------       --------
          Net cash provided by financing activities                 8,713         12,849
                                                                 --------       --------

         Decrease in cash and cash equivalents                     (2,164)        (2,786)

Cash and cash equivalents:
   Beginning                                                       13,627         14,901
                                                                 --------       --------
   Ending                                                        $ 11,463       $ 12,115
                                                                 ========       ========

Supplementary cash flows information:
   Interest paid                                                 $  4,801       $  5,909
                                                                 ========       ========
   Income taxes paid                                             $  1,721       $  1,367
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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included, such as adjustments of a normal occurring nature. Operating results for the nine month period ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in Juniata Valley Financial Corp. annual report on Form 10-K for the year ended December 31, 2003.


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

The components of other comprehensive income and related tax affects are as follows:

                                       Three Months Ended    Nine Months Ended
                                          September 30,         September 30,
                                          -------------         -------------
                                        2004        2003      2004       2003
                                        ----        ----      ----       ----
                                                    (In thousands)

Unrealized holding gains (losses) on
   available for sale securities       $   584    $  (391)   $  (872)   $  (123)

Less classification adjustment for
   gains realized in income                 --         --       (268)        --
                                       -------    -------    -------    -------

Net unrealized gains (losses)              584       (391)    (1,140)      (123)

Tax benefit (expense)                     (199)       133        387         42
                                       -------    -------    -------    -------

   Net of tax amount                   $   385    $  (258)   $  (753)   $   (81)
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


                                          For the Quarter Ended           For Nine Months Ended
                                          ---------------------           ---------------------
                                       September 30,   September 30,   September 30,   September 30,
                                            2004           2003             2004           2003
                                          -------         -------         -------         -------
                                                  (In thousands, except per share amount)

Net income, as reported                   $ 1,316         $ 1,555         $ 4,246         $ 4,419

Total stock-based employee compensation
   expense determined under fair value
   based method for all awards                 (9)             (5)            (26)            (16)
                                          -------         -------         -------         -------

Pro forma net income                      $ 1,307         $ 1,550         $ 4,220          $ 4,403
                                          =======         =======         =======          =======

Basic and diluted earnings per share:
   As reported                            $   .58         $   .68         $  1.86         $  1.93
   Pro forma                              $   .57         $   .68         $  1.85         $  1.92



NOTE D - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:


                                                  For the Quarter Ended           For Nine Months Ended
                                                  ---------------------           ---------------------
                                              September 30,   September 30,   September 30,   September 30,
                                                   2004            2003            2004            2003
                                                ----------      ----------      ----------      ----------
                                                      (In thousands, except per share amount)

Net income applicable to common stock           $    1,316      $    1,555      $    4,246      $    4,419

Weighted average common shares outstanding       2,279,038       2,284,037       2,280,117       2,294,488
Effect of dilutive securities, stock options         6,632             984           5,927             141
                                                ----------      ----------      ----------      ----------
Weighted average common shares outstanding
   used to calculate diluted earnings per share  2,285,670       2,285,021       2,286,044       2,294,629


Basic earnings per share                        $      .58      $      .68      $     1.86      $     1.93
Diluted earnings per share                      $      .58      $      .68      $     1.86      $     1.93

NOTE E - Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its letters of credit. Letters of credit written are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Corporation, generally, holds collateral and/or personal guarantees supporting these commitments. The Corporation had $1,514,000 of letters of credit as of September 30, 2004. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of personal guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of September 30, 2004 for guarantees under letters of credit issued is not material.


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

Pension expense included the following components for the nine-months ended September 30, 2004.


                                               For the Quarter Ended     For Nine Months Ended
                                               ---------------------     ---------------------
                                                September 30, 2004         September 30, 2004
                                                ------------------         ------------------

                                                               (In Thousands)
Service cost, benefits earned during the year       $    55                    $   211
Interest cost on projected benefit obligation            80                        240
Expected return on plan assets                          (80)                      (240)
Net amortization                                         --                         --
Recognized gains or losses                               --                         --
Prior service cost recognized                            --                         --
Settlement gain or loss                                  --                         --
                                                    -------                    -------
   Net periodic benefit cost                        $    55                    $   211
                                                    =======                    =======

This information relating to the quarter ended and the nine months ended September 30, 2003 cannot be obtained for comparative purposes.

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

Financial Condition:

Total assets of Juniata Valley Financial Corp. totaled $400,088,000 as of September 30, 2004, an increase of $12,308,000 or 3.17% from December 31, 2003. Consumer sentiment is more positive about the economy because the bank has experienced an increase in loans of $25,934,000 in the first nine months of 2004. Proceeds of investment securities were used to fund loan demand. Called, matured, and sold investment securities exceeded purchases by $11,410,000. The deposit increase of $2,912,000 was used to fund the remaining loan demand, along with an increase in short term borrowings of $4,706,000. The increase of $5,000,000 in long term debt advances was used to purchase certificates of deposit at other financial institutions. The purpose was to increase the return on equity for the Corporation. A $1.00 cash dividend was paid on February 27, 2004, along with the normal cash dividend on June 1, making the cash dividends paid to stockholders $3,560,000. All of these factors combined to decrease cash and cash equivalents by $2,164,000.

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

                                                                             11.
Results of Operations:

Interest income decreased $846,000 or 4.95% for the first nine months of 2004 over 2003. The decrease in interest income for the quarter was $135,000 or 2.41% in 2004 over 2003. The decrease for interest income on loans for nine months of $40,000 is because of a decline in rates of .69%. The decrease in interest income for taxable securities of $463,000 and the decrease in tax exempt securities of $282,000 are both due to declining rates and volume. The decline in rates for securities was .64%. The decrease in interest income other of $61,000 is due to a decrease in federal funds sold of $37,000 and interest bearing time deposits in banks of $20,000. Since November 2001, management has made an effort to keep federal funds to a minimum by purchasing time certificate of deposits in other banks. For the first nine months of 2004, interest expense decreased $980,000 or 17.01% over 2003. For the quarter, the decrease in interest expense was $239,000 or 13.05% from 2003 to 2004. The decline in rates for interest expense was .47%. Interest income and expense for the first nine months ended September 30, 2004, versus 2003, reflect the declining interest rate environment for both interest earning assets and interest bearing liabilities. This resulted in an increase in net interest income of $134,000 or 1.18% for the nine months ended September 30, 2004. For the quarter, the increase was $104,000 or 2.75%.

The increase in the allowance for loan loss is based upon quarterly loan portfolio reviews by management and a committee of the Board. The purpose of the review is to assess loan quality, identify impaired loans, analyze delinquencies, ascertain loan growth, evaluate potential charge-offs and recoveries and assess general economic conditions in the market served. Net charge-offs for the nine months ended September 30, 2004 were $76,000 compared to $149,000 for the nine months ended September 30, 2003. Past due and non-accrual loans at September 30, 2004 and September 30, 2003, were $1,855,000 and $1,830,000, respectively. Depending upon the state of the economy and the impact thereon to these borrowers, as well as future events, past due loans and others not currently so identified could be classified as non-performing assets in the future.

Other income has increased $461,000 or 22.53% for the first nine months of 2004 over 2003. For the quarter, there was a decrease of $176,000 or 18.92%. For the nine month period September 30, 2004 versus 2003 trust department income increased $22,000, customer service fees increased $396,000, other income decreased $225,000, and gain on sale of securities increased $268,000. For the quarter trust department income increased $11,000, customer service fees increased $136,000, and other income decreased $323,000. The increase in trust department income is a result of an increase in pension plan administration and investment management accounts in 2004 over 2003. The increase in customer service fees is a result of higher transaction volume as opposed to an increase in fees. The increased volume is due to the introduction of an overdraft privilege program introduced in November 2003. The decrease in other is due to life insurance proceeds of $337,000 received in 2003. The sales of securities in 2004 were taken to help fund the increased loan demand.

Other expenses increased $515,000 or 6.94% for the nine months ended September 30, 2004 over 2003. For the quarter, the increase was $90,000 or 3.49%. The $135,000 increase in salary and wages for the nine months ended September 30, 2004, compared to 2003, can be attributed to an increase of 3 full-time equivalents and normal merit increases. The $20,000 decrease in employee benefits is due to an increased pension plan payout to a beneficiary in 2003. The $49,000 increase in occupancy is a result of depreciation expense from the Water Street community office remodeling and snow removal costs incurred in 2004. The increase of $320,000 in equipment cost is from increased usage of the internet banking and telephone banking products and installation of the teller and platform automation systems. Director compensation and taxes other than income had no significant changes. The other expenses increased $39,000 which can be attributed to postage costs. The federal tax accrual for the third quarter reflects an adjustment due to a change in the estimate of pretax and tax free income which resulted in a subsequent increase in the effective tax rate for the year to date federal tax accrual.

All of these factors combined have contributed to a decrease in net income of $173,000 or 3.91% for the first nine months ended September 30, 2004 over 2003. For the quarter, the decrease in net income was $239,000 or 15.37%. Earnings per share decreased $.07 from $1.93 to $1.86 or 3.63% for the nine months ended September 30, 2003 over 2004.

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

The Corporation borrowed $5,000,000 from Federal Home Loan Bank in August of 2004, for a two year term with a fixed interest rate of 2.86%. The securities sold under agreements to repurchase took place in September of 2004. This allows the bank an ability to pay interest on corporate checking accounts.

In view of the primary and secondary sources previously mentioned, Management believes that the Corporation's liquidity is capable of providing the funds needed to meet loan demand.


Off-Balance Sheet Arrangements:

The Corporation's financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk, credit risk and interest rate risk. These commitments consist mainly of loans approved but not yet funded, unused lines of credit and letters of credit made under the same standards as on-balance sheet instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Letters of credit are conditional commitments issued to guarantee the financial performance obligation of a customer to a third party. Unused commitments at September 30, 2004, were $38,750,000. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation. Management believes that any amounts actually drawn upon can be funded in the normal course of operations.

The Corporation has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or the availability of capital resources.

Interest Rate Sensitivity:

Interest rate sensitivity management is the responsibility of the Asset/Liability Management Committee. This process involves the development and implementation of strategies to maximize net interest margin, while minimizing the earnings risk associated with changing interest rates. The traditional gap analysis identifies the maturity and re-pricing terms of all assets and liabilities.

As of September 30, 2004, the Corporation had a six-month negative gap of $14,858,000. Generally a liability sensitive position indicates that more liabilities than assets are expected to re-price within the time period and that falling interest rates could positively affect net interest income while rising interest rates could negatively affect net interest income. However, the traditional analysis does not accurately reflect the Bank's interest rate sensitivity since the rates on core deposits generally do not change as quickly as market rates. Historically net interest income has, in fact, not been subject to the degree of sensitivity indicated by the traditional analysis at The Juniata Valley Bank.

Capital Adequacy:

The Bank's regulatory capital ratios for the periods presented are as follows:


                                                Actual                       Required
                                                ------                       --------

                                     September 30,  December 31,    September 30,   December 31,
                                         2004           2003            2004            2003
                                     -------------  ------------    -------------   ------------
Risk Weighted Assets Ratio:

TIER I                                   17.46%        18.89%           4.0%            4.0%
TIER I & II                              18.60%        20.05%           8.0%            8.0%


Total Assets Leveraged Ratio:

TIER I                                   11.76%        11.93%           4.0%            4.0%

At September 30, 2004, the Corporation and the Bank exceed the regulatory requirements to be considered a "well capitalized" financial institution.


Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

From January 1, 2001 to March 31, 2004, the Federal Reserve has lowered the federal funds rate thirteen times by 500 basis points. Since June 29, 2004 the Federal Reserve raised interest rates by 75 basis points. As of September 30, 2004, little impact has been experienced. We are currently in the lowest interest rate environment in 30 years. Net interest margin for the Corporation was 4.55% at June 30, 2003 and decreased to 4.47% at June 30, 2004. Because of the extent to which rates have declined, the Bank has become more sensitive to future rate declines and expects added compression of the net interest margin. Currently, the Bank has approximately 32.00% of its deposits in NOW, money market and savings accounts, which it considers core deposits. These types of interest bearing deposit accounts carry lower rates relative to other types of deposits. Because of this, these accounts have contributed significantly to the net interest margin. However, there is an ultimate floor to which the rates on these accounts can fall. Under current conditions, the inability to further decrease these deposits rates while loan and other earning assets continue to drop and re-price at lower rates will result in further compression of the net interest margin. The added risk in this interest rate environment is that as the rates on the core deposits bottom-out, investors could migrate to other types of accounts paying higher rates. The last financial simulation performed by the Bank as of June 30, 2004, showed a possible decline in net interest income of $181,000 in a -100 basis point rate shock over a one year period. This reflected a change in the assumptions that the rates on NOW and savings accounts would remain constant in a -100 or +200 basis point rate shock. The net interest income at risk position remains within the guidelines established by the Bank's asset/liability policy. The Bank continues to monitor and manage its rate sensitivity during these unusual times.

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

Part II. Other Information



     Item 1. Legal Proceedings
             In the opinion of management of the Corporation, there are no legal proceedings pending to which the Corporation or its subsidiary are a party or to which their property is subject, which, if determined adversely to the Corporation or its subsidiary, would be material in relation to the Corporation's or its subsidiary financial condition. There are no proceedings pending other than ordinary routine litigation incident to the business of the Corporation or its subsidiary. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation or its subsidiary by government authorities.


     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
             (e) Issuer Purchases of Equity Securities



--------------------------------------------------------------------------------------------------------------------------
                                                                                                           (d)
                                                                                                    Maximum number (or
                                                                                  (c)            approximate dollar value)
                                                                       Total number of shares or   of shares (or units)
       Period                    (a)                     (b)            units) purchased as part     that may yet be
                        Total number of shares    Average price paid     of publicly announced     purchased under the
                         (or units) purchased    per share (or unit)       plans or programs        plans or programs

--------------------------------------------------------------------------------------------------------------------------
     Month #1
      July 1 to                 2,930                   $40.50                  2,930                     71,600
    July 31, 2004
--------------------------------------------------------------------------------------------------------------------------
      Month #2
     August 1 to
   August 31, 2004              2,000                   $40.00                  2,000                     69,600
--------------------------------------------------------------------------------------------------------------------------
      Month #3
   September 1 to                 0                       0                       0                       69,600
 September 30, 2004
--------------------------------------------------------------------------------------------------------------------------
        Total                   4,930                   $40.30                  4,930                     69,600
--------------------------------------------------------------------------------------------------------------------------


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

                                                  Juniata Valley Financial Corp.
         (Registrant)


Date                                   By
     -------------------------------       -------------------------------------
                                           Francis J. Evanitsky, President & CEO


Date                                   By
     -------------------------------       -------------------------------------
                                           Linda L. Engle, Executive VP & CFO