Form 10-K
period 2004-12-31
JUNIATA VALLEY FINANCIAL CORP
filed 2005-03-16
CIK 714712

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                  For the fiscal year ended December 31, 2004

                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
       For the Transition period from ________________ to ________________

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

                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X     No
                                              -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). Yes   X     No
                                       -----     -----

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2004.
                   Common Stock, $1.00 Par Value - $79,295,179
                   -------------------------------------------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of January 31, 2005.
                 Common Stock, $1.00 Par Value, 2,280,630 shares
                 -----------------------------------------------

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Annual Report to Shareholders for the year ended December 31, 2004, are incorporated by reference into Parts I and II

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held May 17, 2005, are incorporated by reference into Part III.


PART I

ITEM 1.    BUSINESS


Juniata Valley Financial Corp. (which is referred to in this report as the "Corporation" or as "Juniata Valley") is a Pennsylvania corporation that was formed in 1983. Incorporated by reference in this report is information regarding the Corporation's business that appears on Pages 8 through 16 and 26 of the 2004 Annual Report to Shareholders ("2004 Annual Report"). There are 14 offices of commercial banks and savings and loan associations within our market area with which the Corporation competes. Like other banking Corporations, Juniata Valley has been subjected to competition from credit unions, brokerage firms, money market funds, consumer finance and credit card companies and other companies providing financial services and credit to customers. The Corporation had approximately 154 employees as of the end of 2004 and believes that the relationship with its employees is generally good.

The Corporation has one reportable segment, consisting of The Juniata Valley Bank, as described on page 49 of the Notes to the Consolidated Financial Statements contained in the 2004 Annual Report and which is incorporated by reference into Item 8 of this Report. The Consolidated Balance Sheets and Notes to Consolidated Financial Information includes information on revenue, assets and income, and is incorporated by reference in this Item 1.

The Corporation's internet address is www.jvbonline.com. Electronic copies of Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to
Section 13(a) or 15(d) of the Exchange Act, are available through the "Investor Information" section of Juniata's website as soon as reasonably practicable after filing such material with, or furnishing it to, the Securities and Exchange Commission. Copies of such reports are also available at no charge.

ITEM 2.    PROPERTIES

The physical properties of the Corporation are all owned or leased by The Juniata Valley Bank, the Corporation's subsidiary (referred to in this report from time to time as the "Bank").

The Bank owns the buildings located at: Bridge and Main Streets, Mifflintown, Pennsylvania (its corporate headquarters); Butcher Shop Road, Mifflintown, Pennsylvania (financial center); 301 Market Street, Port Royal, Pennsylvania; corner of Main and School Streets, McAlisterville, Pennsylvania; Four North Market Street, Millerstown, Pennsylvania; Main Street, Blairs Mills, Pennsylvania; Monument Square, Lewistown, Pennsylvania; Route 322 Reedsville, Pennsylvania; 100 East Market Street, Lewistown, Pennsylvania; 100 West Water Street, Lewistown, Pennsylvania; 302 South Logan Boulevard, Burnham, Pennsylvania (branch offices). In addition thereto, the Bank leases four offices: a branch office in the Shopping Plaza located on Legislative Route 31, Mifflintown, Pennsylvania, which lease with extension expires in 2007, a financial services office located at 127 South Main Street, Lewistown, Pennsylvania, which expires November 2014, a branch office in the Wal-Mart Supercenter, Lewistown, Pennsylvania, which expires in October 2006, and a loan production office located at 1525 Science Street, State College, Pennsylvania, which renews month to month. All of the buildings owned by the Bank are freestanding and are used exclusively for banking purposes.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES


--------------------------------------------------------------------------------------------------------------------------------
                                                                                                                (d)
                                                                                                         Maximum number (or
                                                                                     (c)               approximate dollar value)
                                  (a)                     (b)            Total number of shares (or   of shares (or units) that
       Period           Total number of shares    Average price paid    units) purchased as part of     may yet be purchased
                         (or units) purchased     per share (or unit)     publicly announced plans       under the plans or
                                                                                 or programs                  programs
--------------------------------------------------------------------------------------------------------------------------------
      Month #1                   2,000                 $41.00                      2,000                      67,600
    October 1 to
  October 31, 2004
--------------------------------------------------------------------------------------------------------------------------------
      Month #2                     0                       0                         0                        67,600
    November 1 to
  November 30, 2004
--------------------------------------------------------------------------------------------------------------------------------
      Month #3
    December 1 to                2,400                  $41.50                     2,400                      65,200
  December 31, 2004
--------------------------------------------------------------------------------------------------------------------------------
        Total                    4,400                  $41.27                     4,400                      65,200
--------------------------------------------------------------------------------------------------------------------------------


On March 23, 2001, Juniata Valley Financial Corp. announced plans to buyback 100,000 shares of their stock. There is no expiration date to this buyback.


As of January 31, 2005 there were approximately 1,753 record holders of the Corporation's outstanding common stock. Incorporated by reference is additional information regarding the Corporation's stock and dividends appearing on page 2 of the 2004 Annual Report.


ITEM 6.    SELECTED FINANCIAL DATA

Incorporated by reference are the data appearing on Page 17 of the 2004 Annual Report.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Incorporated by reference are the data appearing on Pages 18 through 40 of the 2004 Annual Report.


ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Incorporated by reference are the data under the caption "Market Rate Risk" appearing on Pages 27 through 30 of the 2004 Annual Report.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Incorporated by reference are the financial statements and notes on Pages 41 through 66 of the 2004 Annual Report and the Quarterly Results of Operations on Page 16 of the 2004 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None.


ITEM 9A.   CONTROLS AND PROCEDURES

           DISCLOSURE CONTROLS AND PROCEDURES

The Corporation's management, with the participation of the Corporation's Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Corporation's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of the end of the period covered by this report. The Corporation has identified a deficiency in the Corporation's disclosure controls and procedures. The Corporation did not discover until the first quarter of 2005 that the Corporation is an accelerated filer, is required to file its Annual Report on Form 10-K by March 16, 2005 and is required to include in its Annual Report on Form 10-K for 2004 a report by management and an attestation by the Corporation's independent registered public accounting firm on the adequacy of the Corporation's internal control over financial reporting. During the first quarter of 2005, we have implemented additional disclosure controls and procedures in order to remediate this deficiency and we are continuing to assess additional controls that may be required to remediate this deficiency. Consequently, management has concluded that as of the end of the period covered by this Annual Report on Form 10-K, the Corporation's disclosure controls and procedures were not effective.

           INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in the Corporation's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Corporation is currently in the process of performing the testing necessary to determine the adequacy of the Corporation's internal controls over financial reporting as of December 31, 2004. On November 30, 2004, the Securities and Exchange Commission issued an order, generally relating to companies of our size, which permits us to file an amended Annual Report on Form 10-K on or before May 2, 2005 that will contain the reports of management and the Corporation's independent registered public accountant on internal controls over financial reporting. The Corporation intends to avail itself of this additional time.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference is information appearing in the Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2005 ("Proxy Statement") under the captions "Directors of the Company", "Executive Officers of the Company", "Meetings and Committees of the Board of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance." The Corporation has adopted a Code of Ethics that is applicable to the Corporation's Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer and other designated senior officers, which can be found in the Investor Relations section of the Corporation's website at www.jvbonline.com.


ITEM 11.   EXECUTIVE COMPENSATION

Incorporated by reference in the Proxy Statement under the caption "Compensation of Management."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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


-----------------------------------------------------------------------------------------------------

Plan Category              Number of securities to    Weighted average        Number of securities
                           be issued upon exercise    exercise price of       remaining available for
                           of outstanding options,    outstanding options,    future issuance under
                           warrants and rights        warrants and rights     equity compensation
                                                                              plans (excluding
                                                                              securities reflected in
                                                                              column (a))
                           (a)                        (b)                     (c)
-----------------------------------------------------------------------------------------------------

Equity compensation plans
approved by                           28,475                    30.91                  286,425
security holders
-----------------------------------------------------------------------------------------------------

Equity compensation plans
not approved                          - 0 -                      N/A                    - 0 -
by security holders
-----------------------------------------------------------------------------------------------------

Total                                 28,475                    30.91                  286,425
-----------------------------------------------------------------------------------------------------


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference is the information in the Proxy Statement under the caption "Transactions Between Management and Bank."

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference is the information in the Proxy Statement under the caption "Independent Certified Public Accountants."

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL SCHEDULES

(a)  The following documents are filed as part of this report:

     1. Financial Statements - The following consolidated financial statements of Juniata Valley Financial Corp. and its Wholly Owned Subsidiary are incorporated herein by reference in response to Item 8 above:

     (i)   Consolidated Balance Sheets at December 31, 2004 and 2003.

     (ii) Consolidated Statements of Income for the Years Ended December 31, 2004, 2003, and 2002.

     (iii) Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2004, 2003 and 2002.

     (iv) Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002.

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

          3(ii) Bylaws of the Corporation, incorporated by reference to Exhibit 3(ii) to the Corporation's Annual Report on Form 10-K, filed with the SEC on March 25, 2004.

          10.1 1982 Directors Deferred Compensation Agreement for A. Jerome Cook incorporated by reference to Exhibit 10.1 to the Corporation's report on Form 10-K filed with the SEC on March 28, 2003.*

          10.2 1982 Directors Deferred Compensation Agreement for Don E. Haubert incorporated by reference to Exhibit 10.2 to the Corporation's report on Form 10-K filed with the SEC on March 28, 2003.*

          10.3 1983 Directors Deferred Compensation Agreement for John A. Renninger incorporated by reference to Exhibit 10.3 to the Corporation's report on Form 10-K filed with the SEC on March 28, 2003.*

          10.4 1986 Directors Deferred Compensation Agreement for A. Jerome Cook incorporated by reference to Exhibit 10.4 to the Corporation's report on Form 10-K filed with the SEC on March 28, 2003.*

          10.5 1986 Directors Deferred Compensation Agreement for Don E. Haubert incorporated by reference to Exhibit 10.5 to the Corporation's report on Form 10-K filed with the SEC on March 28, 2003.*

          10.6 1987 Directors Deferred Compensation Agreement for John A. Renninger incorporated by reference to Exhibit 10.6 to the Corporation's report on Form 10-K filed with the SEC on March 28, 2003.*

          10.7 1991 Directors Deferred Compensation Agreement for A. Jerome Cook incorporated by reference to Exhibit 10.7 to the Corporation's report on Form 10-K filed with the SEC on March 28, 2003.*

          10.8 1992 Directors Deferred Compensation Agreement for John A. Renninger incorporated by reference to Exhibit 10.8 to the Corporation's report on Form 10-K filed with the SEC on March 28, 2003.*

          10.9 1992 Directors Deferred Compensation Agreement for Ronald H. Witherite incorporated by reference to Exhibit 10.9 to the Corporation's report on Form 10-K filed with the SEC on March 28, 2003.*

          10.10 1993 Directors Deferred Compensation Agreement for Dale G. Nace incorporated by reference to Exhibit 10.10 to the Corporation's report on Form 10-K filed with the SEC on March 28, 2003.*

          10.11 1988 Retirement Program for Directors. A. Jerome Cook and Harold
          B. Shearer participate in this plan. Incorporated by reference to
          Exhibit 10.11 to the Corporation's report on Form 10-K filed with the SEC on March 28, 2003.*

          10.12 1999 Directors Deferred Compensation Agreement. Directors Philip
          E. Gingerich Jr., Marshall L. Hartman, Timothy I. Havice, Charles L. Hershberger, Robert K. Metz, Jr., Dale G. Nace, Harold B. Shearer and Jan G. Snedeker participate in this plan. Incorporated by reference to
          Exhibit 10.12 to the Corporation's report on Form 10-K filed with the SEC on March 28, 2003.*

          10.13 Director Supplemental Life Insurance/ Split Dollar Plan. All Directors are covered by this plan incorporated by reference to
          Exhibit 10.13 to the Corporation's report on Form 10-K filed with the SEC on March 28, 2003.*

          10.14 2001 Directors Retirement Agreement. Directors Joe E. Benner, Martin L. Dreibelbis, Francis J. Evanitsky, Philip E. Gingerich, Jr., Marshall L. Hartman, Don E. Haubert, Timothy I. Havice, Charles L. Hershberger, Robert K. Metz, Jr., Dale G. Nace, John A Renninger, Richard M. Scanlon, DMD, Jan G. Snedeker, and Ronald H. Witherite, participate in this plan. Incorporated by reference to Exhibit 10.14 to the Corporation's report on Form 10-K filed with the SEC on March 28, 2003.*

          10.15 2004 Executive Annual Incentive Plan. Executive Officers, Francis J. Evanitsky, President & CEO, Judy R. Aumiller, Sr. Vice President, Operations Technology Division, William L. Barnett, Sr. Vice President, Trust and Investment Management Division, Pamela S. Eberman, Sr. Vice President, Human Resource Manager, Linda L. Engle, Executive Vice President, CFO, Edward L. Kauffman, Sr. Vice President, Loan Division, and Thomas L. Parrish, Sr. Vice President, Community Banking, participate in this plan.*

          10.16 Executive Annual Incentive Plan Award Schedule for 2004.*

          13.  2004 Annual Report to Shareholders.

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

(b) Exhibits - The exhibits required to be filed as part of this report are submitted as a separate section of this report.

(c)  Financial Statements Schedules - None Required.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   JUNIATA VALLEY FINANCIAL CORP. (REGISTRANT)
                              Date: March 15, 2005


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



  ----------------------------                       --------------------------
  Ronald H. Witherite                                Joe E. Benner
  Vice Chairman, Secretary                           Director
  Date:  March 15, 2005                              Date:  March 15, 2005



  ----------------------------                       --------------------------
  Jan G. Snedeker                                    A. Jerome Cook
  Director                                           Director
  Date:  March 15, 2005                              Date:  March 15, 2005



  ----------------------------                       --------------------------
  Don E. Haubert                                     Martin L. Dreibelbis
  Director                                           Director
  Date:  March 15, 2005                              Date:  March 15, 2005



  ----------------------------                       --------------------------
  John A. Renninger                                  Dale G. Nace
  Director                                           Director
  Date:  March 15, 2005                              Date:  March 15, 2005



  ----------------------------                       --------------------------
  Francis J. Evanitsky                               Harold B. Shearer
  President & CEO                                    Director
  Date:  March 15, 2005                              Date:  March 15, 2005

  ----------------------------                       --------------------------
  Philip E. Gingerich, Jr.                           Charles L. Hershberger
  Director                                           Director
  Date:  March 15, 2005                              Date:  March 15, 2005



  ----------------------------                       --------------------------
  Marshall L. Hartman                                Robert K. Metz, Jr.
  Director                                           Director
  Date:  March 15, 2005                              Date:  March 15, 2005



  ----------------------------                       --------------------------
  Timothy I. Havice                                  Richard M. Scanlon, DMD
  Chairman                                           Director
  Date:  March 15, 2005                              Date:  March 15, 2005


  ----------------------------                       --------------------------
 Linda L. Engle
 Chief Financial Officer
 Chief Accounting Officer
 Date:  March 15, 2005