Form 10-K/A
period 2004-12-31
JUNIATA VALLEY FINANCIAL CORP
filed 2005-05-02
CIK 714712

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-K/A

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
      ACT OF 1934
                 For the fiscal year ended December 31, 2004 Or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
       For the Transition period from ________________ to ________________

                         Commission File Number 0-13232

                         JUNIATA VALLEY FINANCIAL CORP.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

              Pennsylvania                         23-2235254
              ------------                         ----------

      (State or other jurisdiction of           (I.R.S. Employer
       incorporation or organization)         Identification Number)

        Bridge & Main Streets, PO Box 66, Mifflintown, PA      17059-0066
        -----------------------------------------------------------------
            (Address of principal executive offices)           (Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). Yes  X        No
                                      -----         -----

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2004.
                   Common Stock, $1.00 Par Value - $79,295,179
                   -------------------------------------------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of January 31, 2005.
                 Common Stock, $1.00 Par Value, 2,280,630 shares
                 -----------------------------------------------

                         JUNIATA VALLEY FINANCIAL CORP.

                  AMENDMENT 1 TO THE ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2004

                                EXPLANATORY NOTE

As permitted by the Order of the Securities and Exchange Commission Granting an Exemption from Specified Provisions of Exchange Act Rules 13a-1 and 15d-1 (Release No. 34-50754, November 30, 2004), we omitted "Management's Report on Internal Control over Financial Reporting" and the related "Attestation Report of the Registered Public Accounting Firm" from our Annual Report on Form 10-K for the year ended December 31, 2004, filed with the U.S. Securities and Exchange Commission on March 16, 2005. We are filing this Amendment to our Annual Report on Form 10-K to amend Item 9A and include the reports required by
Item 308 of Regulation S-K.

This Amendment does not affect the original financial statements or footnotes as originally filed. This Amendment does not reflect events occurring after the original filing of the Form 10-K, and does not modify or update disclosures therein in any way other than as required to amend Item 9A as set forth below. Accordingly, the Form 10-K/A should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the filing of the original Annual Report on Form 10-K, including any amendments to those filings.

ITEM 9A. CONTROLS AND PROCEDURES

(A)  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Corporation's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Corporation's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act) as of the end of the period covered by this report, have concluded that, based on such evaluation, the Corporation's disclosure controls and procedures were not effective in reporting, on a timely basis, information required to be disclosed by the Corporation in the reports that the Corporation files or submits under the Exchange Act due to a deficiency in the Corporation's disclosure controls and procedures. The Corporation did not discover until the first quarter of 2005 that the Corporation is an accelerated filer and, as such, was required to file its Annual Report on Form 10-K within 75 days after the Corporation's December 31 year end and was required to include in its Annual Report on Form 10-K a report by management and an attestation by the Corporation's independent registered public accounting firm on the adequacy of the Corporation's internal control over financial reporting. During the first quarter of 2005, we have implemented additional disclosure controls and procedures in order to remediate this deficiency and we are continuing to assess additional controls that may be required to remediate this deficiency.

(B)  MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Corporation is responsible for establishing and maintaining adequate internal control over financial reporting. Management's internal control system was designed to provide reasonable assurance to the Corporation's management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with U.S. generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

An internal control material weakness is a significant deficiency (as defined in PCAOB Auditing Standard No.2), or a combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by management or employees in the normal course of performing their assigned functions.

In order to ensure that the corporation's internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2004. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). In performing this assessment, management has identified the material weaknesses in internal control over financial reporting listed below:

     o Because the Corporation was not aware until the first quarter of 2005 that the Corporation is an accelerated filer, the Corporation was not able to complete its documentation and testing of its internal controls over financial reporting in a timely manner in order to permit our independent registered public accounting firm, Beard Miller Company, LLC (Beard Miller), sufficient time to perform its audit of management's assessment and its audit of effectiveness of the Corporation's internal control. Accordingly, Beard Miller has issued a disclaimer of opinion on both management's assessment and the effectiveness of the Corporation's internal control over financial reporting.

     o The Corporation lacks sufficient personnel in the Finance Department to review information prepared by management and to assure that the information is calculated correctly and properly disclosed in the financial statements and related footnotes. Greater expertise is needed in certain complex areas of financial reporting, including the calculation of income taxes, stock options and employee benefit plans.

As a result of these two material weaknesses in the Corporation's internal control over financial reporting, management has concluded that the Corporation's internal control over financial reporting , as of December 31, 2004, was not effective based on the criteria set forth by COSO in Internal Control - Integrated Framework.

The Corporation is now aware of its accelerated filer status. In the future, it will allow sufficient time for completion of the appropriate documentation and testing of its internal control over financial reporting and for the accounting firm to perform its audit of management's assessment. The Corporation, therefore, believes that the first identified material weakness will not recur.

Management has developed a plan to resolve the material weakness relative to personnel in its Finance Department. Management has requested proposals from independent accounting firms for assistance in the review of financial information, particularly with respect to non-routine, major and complex financial transactions. Management will be interviewing independent accounting firms in the coming weeks in order to remedy this weakness at the earliest possible time. The Corporation notes that while there were weaknesses in its internal control, the consolidated financial statements for 2004 were prepared in accordance with generally accepted accounting principles and our independent registered public accounting firm rendered an opinion that our financial statements presented fairly, in all material respects, the consolidated financial position of the Corporation as of December 31, 2004.

(C)  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We were engaged to audit management's assessment included in the accompanying Management's Report on Internal Control Over Financial Reporting that Juniata Valley Financial Corp. and its wholly-owned subsidiary, The Juniata Valley Bank, (The "Company") maintained effective internal control over financial reporting as of December 31, 2004 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.

A material weakness is a control deficiency, or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management's assessment:

     The Company had inadequate controls related to its assessment of the effectiveness of the Company's internal control over financial reporting as management was not aware until the first quarter of 2005 that the Company was an accelerated filer. Management was not able to complete their assessment in a timely manner and completed their assessment on March 31, 2005, which did not allow an adequate timeframe for us to complete our audit of management's assessment on the effectiveness of the Company's internal control over financial reporting.

     In addition, the Company lacks sufficient personnel in the finance department to review information prepared by management and to assure that the information is calculated correctly and properly disclosed in the financial statements and related footnotes. Greater expertise is needed in certain complex areas of financial reporting, including the calculation of income taxes, stock options and employee benefit plans.

These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report dated February 14, 2005 on those consolidated financial statements.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Since management was not able to complete its assessment on internal control over financial reporting as of December 31, 2004, and we were unable to apply other procedures to satisfy ourselves as to the effectiveness of the Company's internal control over financial reporting, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion either on management's assessment or on the effectiveness of the Company's internal control over financial reporting. The inability of management to complete its assessment as of December 31, 2004 represents a material weakness in the process of formulating management's assessment on internal control.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Juniata Valley Financial Corp. and its wholly-owned subsidiary, The Juniata Valley Bank as of December 31, 2004 and 2003 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2004. Our report dated February 14, 2005, expressed an unqualified opinion on these financial statements.

We do not express an opinion or any other form of assurance on management's statements referring to post year-end remediation to address material weaknesses.


                          /s/ Beard Miller Company LLP


Pittsburgh, Pennsylvania
April 22, 2005

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL SCHEDULES

     (a)  Financial Statements

          None

     (b)  Exhibit Index

          23. Consent of Beard Miller Company LLP.

          31.1 Rule 13a-14(a)/15d-14(a) Certification of Francis J. Evanitsky, Chief Executive Officer

          31.2 Rule 13a-14(a)/15d-14(a) Certification of Linda L. Engle, Chief Financial Officer

     (c)  Financial Statement Schedules

          None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   JUNIATA VALLEY FINANCIAL CORP. (REGISTRANT)
                                Date: May 2, 2005


                         By                          /s/
                            ----------------------------
                            Francis J. Evanitsky
                            Director, President and
                            Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                              /s/                                           /s/
     ----------------------------                    --------------------------
     Ronald H. Witherite                             Joe E. Benner
     Vice Chairman, Secretary                        Director
     Date:  May 2, 2005                              Date:  May 2, 2005


                              /s/                                           /s/
     ----------------------------                    --------------------------
     Jan G. Snedeker                                 A. Jerome Cook
     Director                                        Director
     Date:  May 2, 2005                              Date:  May 2, 2005


                              /s/                                           /s/
     ----------------------------                    --------------------------
     Don E. Haubert                                  Martin L. Dreibelbis
     Director                                        Director
     Date:  May 2, 2005                              Date:  May 2, 2005


                              /s/                                           /s/
     ----------------------------                    --------------------------
     John A. Renninger                               Dale G. Nace
     Director                                        Director
     Date:  May 2, 2005                              Date:  May 2, 2005


                              /s/                                           /s/
     ----------------------------                    --------------------------
     Francis J. Evanitsky                            Harold B. Shearer
     Director, President & CEO                       Director
     Date:  May 2, 2005                              Date:  May 2, 2005

                              /s/                                           /s/
     ----------------------------                    --------------------------
     Philip E. Gingerich, Jr.                        Charles L. Hershberger
     Director                                        Director
     Date:  May 2, 2005                              Date:  May 2, 2005


                              /s/                                           /s/
     ----------------------------                    --------------------------
     Marshall L. Hartman                             Robert K. Metz, Jr.
     Director                                        Director
     Date:  May 2, 2005                              Date:  May 2, 2005


                              /s/                                           /s/
     ----------------------------                    --------------------------
     Timothy I. Havice                               Richard M. Scanlon, DMD
     Chairman                                        Director
     Date:  May 2, 2005                              Date:  May 2, 2005


                              /s/
     ----------------------------
     Linda L. Engle
     Chief Financial Officer
     Chief Accounting Officer
     Date:  May 2, 2005