Form 10-Q
period 2005-03-31
JUNIATA VALLEY FINANCIAL CORP
filed 2005-05-10
CIK 714712

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q




(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005
                               --------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) [X] Yes [ ] No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                        Outstanding as of April 30, 2005
-------------------------------        -----------------------------------------
 Common Stock ($1.00 par value)                   2,276,629 shares

PART I - FINANCIAL INFORMATION
Item 1 - FINANCIAL STATEMENTS


                  JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
                  ---------------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                     ASSETS
                                     ------
                                                                                March 31,   December 31,
                                                                                   2005         2004
                                                                                ---------    ---------
                                                                           (In thousands, except share data)

Assets:                                                                        (Unaudited)
  Cash and due from banks                                                       $   9,453    $  10,733
  Interest bearing deposits with banks                                                107          167
  Federal funds sold                                                                   --        3,900
                                                                                ---------    ---------

     Cash and cash equivalents                                                      9,560       14,800

  Interest bearing time deposits with banks                                         6,760        6,760
  Securities available for sale                                                    69,827       71,583
  Securities held to maturity, fair value 2005 $7,842; 2004 $4,489                  7,887        4,485
  Restricted investment in bank stock                                               1,043        1,329
  Loans receivable, net of allowance for loan losses 2005 $3,018; 2004 $2,989     281,813      276,759
  Bank premises and equipment, net                                                  6,715        6,802
  Accrued interest receivable and other assets                                     15,606       14,240
                                                                                ---------    ---------

     TOTAL ASSETS                                                               $ 399,211    $ 396,758
                                                                                =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Liabilities:
  Deposits:
     Non-interest bearing                                                       $  51,594    $  47,459
     Interest bearing                                                             285,834      285,183
                                                                                ---------    ---------

     Total deposits                                                               337,428      332,642

  Securities sold under agreements to repurchase                                    3,242        4,716
  Long term debt                                                                    5,000        5,000
  Accrued interest payable and other liabilities                                    5,022        4,247
                                                                                ---------    ---------

     Total liabilities                                                            350,692      346,605
                                                                                ---------    ---------

Stockholders' Equity:
  Preferred stock, no par value; 500,000 shares authorized; no shares
     issued or outstanding                                                             --           --
  Common stock, par value $1.00 per share; authorized 20,000,000 shares;
     issued  2,372,913 shares                                                       2,373        2,373
  Surplus                                                                          20,386       20,386
  Retained earnings                                                                29,050       29,966
  Accumulated other comprehensive income(loss)                                       (218)         414
  Treasury stock, at cost 2005 94,284 shares; 2004 92,284 shares                   (3,072)      (2,986)
                                                                                ---------    ---------

     Total stockholders' equity                                                    48,519       50,153
                                                                                ---------    ---------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 399,211    $ 396,758
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


                                                         For the Quarter Ended
                                                         ---------------------
                                                       March 31,       March 31,
                                                         2005            2004
                                                         ----            ----
                                               (In thousands, except per share amounts)
INTEREST INCOME:
  Loans receivable                                     $ 4,761         $ 4,486
  Taxable securities                                       486             558
  Tax-exempt securities                                    166             238
  Other                                                     79              35
                                                       -------         -------

     Total interest income                               5,492           5,317
                                                       -------         -------

INTEREST EXPENSE:
  Deposits                                               1,691           1,641
  Borrowings                                                66              --
                                                       -------         -------

     Total interest expense                              1,757           1,641
                                                       -------         -------

     Net interest income                                 3,735           3,676

PROVISION FOR LOAN LOSSES                                   28              80
                                                       -------         -------
     Net interest income after provision
        for loan losses                                  3,707           3,596
                                                       -------         -------

OTHER INCOME:
  Trust department                                          97             137
  Customer service fees                                    334             282
  Other                                                    330             275
  Gain on sale of securities                                99             133
                                                       -------         -------

     Total other income                                    860             827
                                                       -------         -------

OTHER EXPENSES:
  Salaries and wages                                     1,050           1,012
  Employee benefits                                        386             382
  Occupancy                                                207             210
  Equipment                                                453             427
  Director compensation                                     98             104
  Taxes, other than income                                 129             129
  Other                                                    348             354
                                                       -------         -------

     Total other expenses                                2,671           2,618
                                                       -------         -------

INCOME BEFORE INCOME TAXES                               1,896           1,805

FEDERAL INCOME TAXES                                       533             450
                                                       -------         -------

  Net income                                           $ 1,363         $ 1,355
                                                       =======         =======

  Basic and diluted earnings per share                 $   .60         $   .59
                                                       =======         =======

                 See Notes to Consolidated Financial Statements

                                                                              4.

                  JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
                  ---------------------------------------------
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 ----------------------------------------------
                    FOR THE THREE MONTHS ENDED MARCH 31, 2005
                    -----------------------------------------

                                   (Unaudited)

                                                                 Accumulated
                                                                    Other
                                Common               Retained   Comprehensive    Treasury
                                 Stock    Surplus    Earnings    Income(Loss)      Stock      Total
                                 -----    -------    --------    ------------      -----      -----

                                                          (In thousands)

Balance
  December 31, 2004            $  2,373   $ 20,386   $ 29,966      $    414      $ (2,986)   $ 50,153
                                                                                             --------

Comprehensive Income:

Net income for the
  three months ended
  March  31, 2005                    --         --      1,363            --             --      1,363

Change in unrealized
  gains (losses) on
  securities available
  for sale, net of
  reclassification
  adjustment and tax
  effects                            --         --         --          (632)            --       (632)
                                                                                             --------

  Total Comprehensive Income                                                                      731
                                                                                             --------

Cash dividends declared,
  $1.00 per share                    --         --     (2,279)           --             --     (2,279)

Treasury stock acquired
  (2,000 shares)                     --         --         --            --           (86)        (86)
                               --------   --------   --------      --------      --------    --------

Balance March 31, 2005         $  2,373   $ 20,386   $ 29,050      $   (218)     $ (3,072)   $ 48,519
                               ========   ========   ========      ========      ========    ========


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
                                                                                             --------

Comprehensive Income:

Net income for the
  three months ended
  March  31, 2004                    --         --      1,355            --            --       1,355

Change in unrealized
  gains (losses) on
  securities available
  for sale, net of
  reclassification
  adjustment and tax
  effects                            --         --         --            60            --          60
                                                                                             --------


  Total Comprehensive Income                                                                    1,415
                                                                                             --------

Cash dividends declared,
  $1.00 per share                    --         --     (2,284)           --            --      (2,284)

Treasury stock acquired
  (6,149 shares)                     --         --         --            --          (235)       (235)
                               --------   --------   --------      --------      --------    --------

Balance March 31, 2004         $  2,373   $ 20,231   $ 28,087      $  1,532      $ (2,844)   $ 49,379
                               ========   ========   ========      ========      ========    ========


                 See Notes to Consolidated Financial Statements

                                                                              6.

                  JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     For the Quarter Ended
                                                                     ---------------------
                                                                     March 31,   March 31,
                                                                       2005        2004
                                                                     --------    --------
                                                                         (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                         $  1,363    $  1,355
  Adjustments to reconcile net income to net cash
     provided by operating activities:
        Provision for loan losses                                          28          80
        Provision for depreciation                                        150         135
        Net amortization of security premiums                              17          70
        Net realized gains on sales of securities                         (99)       (133)
        Deferred compensation expense                                     124         119
        Payment of deferred compensation                                  (92)       (121)
        Increase in accrued interest receivable and other assets         (969)       (667)
        Increase in accrued interest payable and other liabilities        743         622
        Net earnings on investment in life insurance                      (71)        (84)
                                                                     --------    --------

           Net cash provided by operating activities                    1,194       1,376
                                                                     --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of available for sale securities                           (2,992)     (4,167)
  Proceeds from sales of available for sale securities                    126         168
  Purchase of restricted bank stock                                      (275)       (175)
  Proceeds from sale of restricted bank stock                             561         305
  Proceeds from maturities of and principal repayments
     on available for sale securities                                   3,743      13,403
  Purchases of held to maturity securities                             (4,400)     (1,295)
  Proceeds from maturities of and principal repayments
     on held to maturity securities                                     1,000       3,909
  Net increase in loans receivable                                     (5,082)     (7,766)
  Net purchases of bank premises and equipment                            (63)        (29)
                                                                     --------    --------

           Net cash (used in) provided by investing activities         (7,382)      4,353
                                                                     --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in deposits                                   4,787         (30)
  Net decrease in short term borrowings                                (1,474)         --
  Cash dividends and cash paid for fractional shares                   (2,279)     (2,284)
  Purchase of treasury stock                                              (86)       (235)
                                                                     --------    --------

           Net cash provided by (used in) financing activities            948      (2,549)
                                                                     --------    --------

           (Decrease) increase in cash and cash equivalents            (5,240)      3,180

Cash and cash equivalents:
  Beginning                                                            14,800      13,627
                                                                     --------    --------

  Ending                                                             $  9,560    $ 16,807
                                                                     ========    ========

Supplementary cash flows information:
  Interest paid                                                      $  1,749    $  1,675
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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three month period ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in Juniata Valley Financial Corp. annual report on Form 10-K for the year ended December 31, 2004.


NOTE B - New Accounting Standard


FASB 123(R)

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123(R), "Share-Based Payment." Statement No. 123(R) revised Statement No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. Statement No. 123(R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions). The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award.

On April 14, 2005, the Securities and Exchange Commission ("SEC") adopted a new rule that amends the compliance dates for Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"). Under the new rule, the Company is required to adopt SFAS No. 123R in the first annual period beginning after (June 15, 2005 for non SB issuers, first annual period beginning after December 15, 2005 for SB issuers). The Company has not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.


SAB 107

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB No. 107"), "Share-Based Payment", providing guidance on option valuation methods, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123(R), and the disclosures in MD&A subsequent to the adoption. The Company will provide SAB No. 107 required disclosures upon adoption of SFAS No. 123(R) on December 31, 2005.

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

The components of other comprehensive income and related tax affects are as follows:

                                                      For the Quarter Ended
                                                      ---------------------
                                                 March 31,           March 31,
                                                   2005                2004
                                                   ----                ----
                                                       (In thousands)

Unrealized holding gains (losses) on
  available for sale securities                  $   (860)           $    225

Less classification adjustment for
  gains realized in income                            (99)               (133)
                                                 --------            --------

Net unrealized gains (losses)                        (959)                 92

Tax effect                                            327                 (32)
                                                 --------            --------
   Net of tax amount                             $   (632)           $     60
                                                 ========            ========


NOTE D - Stock Option Plan

The Corporation accounts for the stock option plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based compensation as follows:

                                                         For the Quarter Ended
                                                         ---------------------
                                                          March 31,  March 31,
                                                            2005       2004
                                                            ----       ----
                                                   (In thousands, except per share amount)

Net income, as reported                                    $ 1,363    $ 1,355

  Total stock-based employee compensation expense
     determined under fair value based method
     for all awards                                             (7)        (9)
                                                           -------    -------

Pro forma net income                                       $ 1,356    $ 1,346
                                                           =======    =======

Basic and diluted earnings per share:
  As reported                                              $   .60    $   .59
  Pro forma                                                $   .59    $   .59

NOTE E - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:


                                                     For the Quarter Ended
                                                     ---------------------
                                                   March 31,       March 31,
                                                     2005            2004
                                                     ----            ----
                                             (In thousands, except share amounts)

Net income applicable to common stock             $    1,363      $    1,355


Weighted average common shares outstanding         2,279,785       2,283,107
Effect of dilutive securities, stock options           8,192           4,751
                                                  ----------      ----------

Weighted average common shares outstanding
  used to calculate diluted earnings per share     2,287,977       2,287,858


Basic earnings per share                          $      .60      $      .59
Diluted earnings per share                        $      .60      $      .59

NOTE F - Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its letters of credit. Letters of credit written are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Corporation, generally, holds collateral and/or personal guarantees supporting these commitments. The Corporation had $999,000 of letters of credit as of March 31, 2005. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of personal guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of March 31, 2005 for guarantees under letters of credit issued is not material.


NOTE G - Defined Benefit Retirement Plan

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

Pension expense included the following components:

                                                    For the Quarter Ended
                                                    ---------------------
                                                  March 31,      March 31,
                                                    2005            2004
                                                    ----            ----
                                                        (In Thousands)

Service cost, benefits earned during the year       $ 70            $ 90
Interest cost on projected benefit obligation         86              80
Expected return on plan assets                       (83)            (80)
Net amortization                                      (4)             --
Recognized gains or losses                            --              --
Prior service cost recognized                         --              --
Settlement gain or loss                               --              --
                                                    ----            ----
     Net periodic benefit cost                      $ 69            $ 90
                                                    ====            ====

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

Critical Accounting Policies:

Disclosure of the Corporation's significant accounting policies is included in the notes to the financial statements of the Bank's Annual Report on Form 10-K for the year ended December 31, 2004. Some of these policies are particularly sensitive, requiring significant judgments, estimates and assumptions to be made by management, most particularly in connection with determining the provision for loan losses and the appropriate level of the allowance for loan losses. Additional information is contained in this form 10-Q on pages 10 and 11.

Financial Condition:

Total assets of Juniata Valley Financial Corp. equaled $399,211,000 as of March 31, 2005 an increase of $2,453,000 or .62% from December 31, 2004. The bank has experienced an increase in loans of $5,082,000 in the first three months of 2005, indicating that consumer sentiment is more positive about the economy. Investment purchases exceeded called, matured and sold securities by $2,237,000. Increased deposits of $4,787,000 were used for loan growth. Because the deposit increase was not adequate to keep up with loan growth, the $5,240,000 decrease in cash and cash equivalents was also used for loan growth as well as the purchase of securities. A special cash dividend of $1.00 per share was declared on February 15, 2005, resulting in $2,279,000 in cash dividends paid to stockholders on April 1, 2005. The purpose of this special cash dividend was to return to stockholders part of their investment as well as increase the return on equity for the Corporation.

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

                                                                             11.
Results of Operations:

Interest income increased $175,000 or 3.29% for the first three months of 2005 over the same period in 2004. The $275,000 increase in interest income on loans for the first three months of 2005 is due to an increase in volume of loans. The $72,000 decrease in interest income on taxable securities and the $72,000 decrease in interest on tax exempt securities are both due to declining rates and volume. The decline in rates for securities was .07%. The $44,000 increase in other interest income is due to an increase in the rates of federal funds sold of 1.50%. Interest bearing time deposits in banks increased $39,000 and the increase in rate was 1.56%. Since November 2001, management has made an effort to keep federal funds to a minimum by purchasing time certificate of deposits in other banks. For the first three months of 2005, interest expense increased $116,000 or 7.07% over 2004. The increase in rates for interest expense was ..11%. Interest income and expense for the first three months ended March 31, 2005, versus 2004, reflect the increasing interest rate environment for both interest earning assets and interest bearing liabilities. This resulted in an increase in net interest income of $59,000 or 1.61% for the three months ended March 31, 2005.

The decrease in the provision for loan losses is based upon quarterly loan portfolio reviews by management and a committee of the Board. Loan growth during the first quarter of 2004 was $7,766,000 compared to loan growth in 2005 of $5,082,000. The purpose of the review is to assess loan quality, identify impaired loans, analyze delinquencies, ascertain loan growth, evaluate potential charge-offs and recoveries and assess general economic conditions in the market served. Net recoveries at March 31, 2005 were $1,000 compared to net charge-offs of $2,000 at March 31, 2004. Past due and non-accrual loans at March 31, 2005 were $2,060,000. At March 31, 2004, this amount for past due and non-accrual loans was $2,263,000. Depending upon the state of the economy and the impact thereon to these borrowers, as well as future events, these loans and others not currently so identified could be classified as non-performing assets in the future.

Other income increased $33,000 or 3.99% for the first three months of 2005 over the same period in 2004. Trust department income decreased $40,000, customer service fees increased $52,000, other income increased $55,000, and gain on sale of securities decreased $34,000. The decrease in trust department income is a result of a decrease in estate fees in 2005 over 2004. The increase in customer service fees is a result of higher transaction volume as opposed to an increase in fees. The increased volume is due to an overdraft privilege program. The increase in other income is due in part to a $42,000 increase in mutual fund commissions. The decrease in gain on sales of securities is due to decreased availability of securities with attractive gains available.

Other expenses increased $53,000 or 2.02% for the three months ended March 31, 2005 over the same period in 2004. The $38,000 increase in salary and wages for the three months ended March 31, 2005, compared to 2004, can be attributed to normal merit increases. The $4,000 increase in employee benefits is due to an increase in the cost of health care benefits. The $3,000 decrease in occupancy resulted from lower snow removal costs in 2005. The increase of $26,000 in equipment cost is from increased usage of the internet banking and telephone banking products and installation of the teller and platform automation systems. Director compensation decreased $6,000 due to a fully funded pension plan. Taxes other than income had no change. The other expenses decreased $6,000 which can be attributed to lower postage costs. The federal tax expense for the first quarter increased $83,000 due to an increase in the effective tax rate for 2005 over 2004.

All of these factors combined have contributed to a increase in net income of $8,000 or .59% for the first three months ended March 31, 2005 over 2004. Earnings per share increased $.01 from $.60 to $.59 or 1.69% for the three months ended March 31, 2005 over 2004.

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

The Corporation borrowed $5,000,000 from Federal Home Loan Bank in August of 2004, for a two year term with a fixed interest rate of 2.86%. Funding derived from securities sold under agreements to repurchase began in September of 2004 through new corporate cash management accounts for business customers. This allows the bank an ability to pay interest on corporate checking accounts.

In view of the primary and secondary sources previously mentioned, Management believes that the Corporation's liquidity is capable of providing the funds needed to meet loan demand.


Off-Balance Sheet Arrangements:

The Corporation's financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk, credit risk and interest rate risk. These commitments consist mainly of loans approved but not yet funded, unused lines of credit and letters of credit made under the same standards as on-balance sheet instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Letters of credit are conditional commitments issued to guarantee the financial performance obligation of a customer to a third party. Unused commitments at March 31, 2005, were $36,227,000. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation. Management believes that any amounts actually drawn upon can be funded in the normal course of operations.

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

As of March 31, 2005, the Corporation had a six-month negative gap of $17,854,000. Generally a liability sensitive position indicates that more liabilities than assets are expected to re-price within the time period and that falling interest rates could positively affect net interest income while rising interest rates could negatively affect net interest income. However, the traditional analysis does not accurately reflect the Bank's interest rate sensitivity since the rates on core deposits generally do not change as quickly as market rates. Historically net interest income has, in fact, not been subject to the degree of sensitivity indicated by the traditional analysis at The Juniata Valley Bank.

Capital Adequacy:

The Bank's regulatory capital ratios for the periods presented are as follows:

Risk Weighted Assets Ratio:


                                                  Actual                        Required
                                                  ------                        --------

                                         March 31,   December 31,        March 31,   December 31,
                                            2005         2004               2005         2004
                                         ---------   ------------        ---------   ------------

TIER I                                     16.81%       17.54%              4.0%         4.0%
TIER I & II                                17.95%       18.69%              8.0%         8.0%


Total Assets Leveraged Ratio:

TIER I                                     11.34%       11.58%              4.0%         4.0%

At March 31, 2005, the Corporation and the Bank exceed the regulatory requirements to be considered a "well capitalized" financial institution.


Quantitative and Qualitative Disclosures About Market Risk:

From January 1, 2001 to March 31, 2004, the Federal Reserve has lowered the federal funds rate thirteen times by 500 basis points. Since June 29, 2004, the Federal Reserve raised interest rates by 175 basis points. As of March 31, 2005, little impact has been experienced. Net interest margin for the Corporation was 4.28% at March 31, 2004 and decreased to 4.01% at March 31, 2005. Currently, the Corporation has approximately 32.00% of its deposits in NOW, money market and savings accounts, which it considers core deposits. These types of interest bearing deposit accounts carry lower rates relative to other types of deposits. Because of this, these accounts have contributed significantly to the net interest margin. Interest rates on these core deposits have increased by 16 basis points from March 31, 2004 to March 31, 2005. As the Corporation anticipates future federal fund rates increases; therefore future rate increases on the core deposit accounts there will be further compression on net interest margin. The added risk in this interest rate environment is that as the rates on the core deposits are so low, investors could migrate to other types of accounts paying higher rates. The last financial simulation performed by the Bank as of December 31, 2004, showed a possible decline in net interest income of $60,000 in a -100 basis point rate shock over a one year period. If rates continue to increase, in a +100 basis point shock over a one year period, the simulation performed shows a possible $1,000 increase to net interest income. This reflected a change in the assumptions that the rates on NOW and savings accounts would remain constant in a -100 or +200 basis point rate shock. The net interest income at risk position remains within the guidelines established by the Bank's asset/liability policy. The Bank continues to monitor and manage its rate sensitivity during these unusual times.

No material change has been noted in the Bank's equity value at risk. Please refer to the Annual Report on Form 10-K as of December 31, 2004 for further discussion of this matter.

Item 4 - CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act. During the quarter, the Company's management became aware of the Company's status as an accelerated filer and the Company instituted procedures to assure that the Company's reports are timely filed.

INTERNAL CONTROL OVER FINANCIAL REPORTING

During the first quarter, the Company's management developed a plan to resolve an identified material weakness in internal control over financial reporting. The Company lacks sufficient personnel in the Finance Department to review information and to assure that the information is calculated correctly and properly disclosed in the financial statements and related footnotes. Greater expertise is needed in certain complex areas of financial reporting, including the calculation of income taxes, stock options and employee benefit plans. Management has requested proposals from independent accounting firms for assistance in the review of financial information, particularly with respect to non-routine, major and complex financial transactions. Management will be interviewing independent accounting firms in the coming weeks in order to remedy this weakness at the earliest possible time.

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


         Item 2.       Changes in Securities
                       (E) Issuer Purchases of Equity Securities



-------------------------------------------------------------------------------------------------------------------------------
                                                                                                                 (d)
                                                                                   (c)                   Maximum number (or
                                 (a)                    (b)             Total number of shares (or    approximate dollar value)
          Period        Total number of shares   Average price paid     units) purchased as part of   of shares (or units) that
                         (or units) purchased    per share (or unit)     publicly announced plans        may yet be purchased
                                                                                or programs               under the plans or
                                                                                                               programs
-------------------------------------------------------------------------------------------------------------------------------
         Month #1
       January 1 to               0                      0                          0                          65,200
     January 31, 2005
-------------------------------------------------------------------------------------------------------------------------------
         Month #2
       February 1 to
     February 28, 2005          2,000                  42.95                      2,000                        63,200
-------------------------------------------------------------------------------------------------------------------------------
         Month #3
        March 1 to                0                      0                          0                          63,200
      March 31, 2005
-------------------------------------------------------------------------------------------------------------------------------
           Total                2,000                  42.95                      2,000                        63,200
-------------------------------------------------------------------------------------------------------------------------------


On March 23, 2001, Juniata Valley Financial Corp. announced plans to buyback 100,000 shares of their stock. There is no expiration date to this buyback plan.



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

                       Form 8-K
                       Form 8-K was filed on February 16, 2005 announcing
                         year-end results and a special $1.00 cash dividend payable to stockholders of record March 1, 2005 payable April 1, 2005.


Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Juniata Valley Financial Corp.
     (Registrant)


Date    May 10, 2005                 By   /s/  Francis J. Evanitsky
        ------------                      --------------------------------------
                                          Francis J. Evanitsky, President & CEO


Date    May 10, 2005                 By  /s/ Linda L. Engle
        ------------                     ---------------------------------------
                                         Linda L. Engle, Executive VP & CFO