Form 10-Q
period 2005-06-30
JUNIATA VALLEY FINANCIAL CORP
filed 2005-08-04
CIK 714712

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended June 30, 2005
                               -------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ------------------------
Commission File Number                           2-81699
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                         Outstanding as of July 31, 2005
  -----------------------------        -----------------------------------------
  Common Stock ($1.00 par value)                 2,283,909 shares

                      JUNIATA VALLEY FINANCIAL CORPORATION

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.  Financial Statements

         Consolidated Balance Sheets
         as of June 30, 2005 and December 31, 2004 (Unaudited).................2

         Consolidated Statements of Income for the three
         and six months ended June 30, 2005 and 2004 (Unaudited)...............3

         Consolidated Statement of Stockholders' Equity
         For the six months ended June 30, 2005 (Unaudited)....................4

         Consolidated Statement of Stockholders' Equity
         For the six months ended June 30, 2004 (Unaudited)....................5

         Consolidated Statements of Cash Flows for the six
         months ended June 30, 2005 and 2004 (Unaudited).......................6

         Notes to Unaudited Consolidated Financial Statements..................7

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations.....................10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk...........14

Item 4.  Controls and Procedures..............................................14


                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1.  Legal Proceedings....................................................15

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........15

Item 3.  Defaults Upon Senior Securities......................................15

Item 4.  Submission of Matters to a Vote of Security Holders..................15

Item 5.  Other Information....................................................16

Item 6.  Exhibits ............................................................16

         Signatures...........................................................16

                                                                              2.
PART I - FINANCIAL INFORMATION
Item 1 -  FINANCIAL STATEMENTS

                  JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
                  ---------------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                     ASSETS
                                     ------
                                                              June 30,   December 31,
                                                               2005         2004
                                                             ---------   ------------
                                                        (In thousands, except share data)

                                                            (Unaudited)
Cash and due from banks                                      $  11,485    $  10,733
Interest bearing deposits with banks                                91          167
Federal funds sold                                                  --        3,900
                                                             ---------    ---------

   Cash and cash equivalents                                    11,576       14,800

Interest bearing time deposits with banks                        6,260        6,760
Securities available for sale                                   67,479       71,583
Securities held to maturity, fair value of
   $7,861 and $4,489, respectively                               7,887        4,485
Restricted investment in bank stock                              1,049        1,329
Loans receivable, net of allowance for loan
     losses of $2,988 and $2,989, respectively                 289,000      276,759
Bank premises and equipment, net                                 6,596        6,802
Bank-owned life insurance                                        8,023        7,885
Accrued interest receivable and other assets                     8,331        6,355
                                                             ---------    ---------

   TOTAL ASSETS                                              $ 406,201    $ 396,758
                                                             =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Liabilities:
   Deposits:
      Non-interest bearing                                   $  46,941    $  47,459
      Interest bearing                                         294,197      285,183
                                                             ---------    ---------

   Total deposits                                              341,138      332,642

Securities sold under agreements to repurchase                   4,564        4,716
Short-term debt                                                  1,500           --
Long-term debt                                                   5,000        5,000
Accrued interest payable and other liabilities                   5,483        4,247
                                                             ---------    ---------

   Total liabilities                                           357,685      346,605
                                                             ---------    ---------

Stockholders' Equity:
   Preferred stock, no par value; 500,000 shares
      authorized; no shares issued or outstanding                   --           --
   Common stock, par value $1.00 per share;
      authorized 20,000,000 shares; issued
      2,372,913 shares                                           2,373        2,373
   Surplus                                                      20,488       20,386
   Retained earnings                                            28,629       29,966
   Accumulated other comprehensive income (loss)                   (24)         414
   Treasury stock, at cost 88,998 shares and
      92,284 shares respectively                                (2,950)      (2,986)
                                                             ---------    ---------

      Total stockholders' equity                                48,516       50,153
                                                             ---------    ---------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 406,201    $ 396,758
                                                             =========    =========

See Notes to Unaudited Consolidated Financial Statements


                                                                              3.

                  JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
                  ---------------------------------------------
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
                                   (Unaudited)

                                         For the Quarter Ended  For the Six Months Ended
                                         ---------------------  ------------------------
                                           June 30,  June 30,      June 30,  June 30,
                                             2005      2004          2005     2004
                                            -------   -------      -------   -------
                                            (In thousands, except per share amount)
INTEREST INCOME:

   Loans receivable                         $ 4,965   $ 4,674      $ 9,726   $ 9,159
   Taxable securities                           482       524          968     1,082
   Tax-exempt securities                        168       209          334       447
   Other                                         69        38          148        74
                                            -------   -------      -------   -------

      Total interest income                   5,684     5,445       11,176    10,762

INTEREST EXPENSE:
   Deposits                                   1,866     1,550        3,557     3,191
   Borrowings                                    63      --            129      --
                                            -------   -------      -------   -------

      Total interest expense                  1,929     1,550        3,686     3,191

      Net interest income                     3,755     3,895        7,490     7,571

PROVISION FOR LOAN LOSSES                        --        77           28       157
                                            -------   -------      -------   -------
      Net interest income after provision
        for loan losses                       3,755     3,818        7,462     7,414
                                            -------   -------      -------   -------
OTHER INCOME:

   Trust department                              93        99          190       236
   Customer service fees                        349       322          683       604
   Other                                        262       283          521       474
   Earnings on bank-owned life insurance         67        87          138       171
   Gain on sale of securities                    --       134           99       268
                                            -------   -------      -------   -------

      Total other income                        771       925        1,631     1,753
                                            -------   -------      -------   -------
OTHER EXPENSES:

   Salaries and wages                         1,409     1,077        2,459     2,090
   Employee benefits                            400       354          786       736
   Occupancy                                    210       199          417       409
   Equipment                                    447       395          900       822
   Director compensation                        104       104          202       208
   Taxes, other than income                     128       128          257       257
   Other                                        525       392          873       746
                                            -------   -------      -------   -------

      Total other expenses                    3,223     2,649        5,894     5,268
                                            -------   -------      -------   -------

INCOME BEFORE INCOME TAXES                    1,303     2,094        3,199     3,899

FEDERAL INCOME TAXES                            358       519          891       969
                                            -------   -------      -------   -------

   Net income                               $   945   $ 1,575      $ 2,308   $ 2,930
                                            =======   =======      =======   =======

   Basic earnings per share                 $   .41   $   .69      $  1.01   $  1.28
                                            =======   =======      =======   =======
   Diluted earnings per share               $   .41   $   .69      $  1.01   $  1.28
                                            =======   =======      =======   =======
   Dividends per share                      $   .60   $   .56      $  1.60   $  1.56
                                            =======   =======      =======   =======

See Notes to Unaudited Consolidated Financial Statements


                  JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
                  ---------------------------------------------
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 ----------------------------------------------
                     FOR THE SIX MONTHS ENDED JUNE 30, 2005
                     --------------------------------------

                      (Unaudited, except per share amounts)

                                                                  Accumulated
                                                                     Other
                                   Common               Retained  Comprehensive Treasury
                                   Stock     Surplus    Earnings  Income (loss)   Stock       Total
                                  --------   --------   --------  ------------- --------    --------

                                                              (In thousands)
BALANCE
   December 31, 2004              $  2,373   $ 20,386   $ 29,966    $    414    $ (2,986)   $ 50,153
                                                                                            --------

Comprehensive Income:

Net income for the
   six months ended
   June 30, 2005                        --         --      2,308          --          --       2,308

Change in unrealized
   (losses) on
   securities available
   for sale, net of
   reclassification
   adjustment and tax
   effects                              --         --         --        (438)         --        (438)
                                                                                            --------

   Total Comprehensive Income                                                                  1,870
                                                                                            --------

Cash dividends, $1.60 per share         --         --     (3,645)         --          --      (3,645)

Treasury stock issued for
   dividend reinvestment plan
   (7,086 shares)                       --         94         --          --         233         327

Treasury stock issued for
   employee stock purchase plan
   (2,200 shares)                       --          8         --          --          73          81


Treasury stock acquired
(6,000 shares)                          --         --         --          --        (270)       (270)
                                  --------   --------   --------    --------    --------    --------

Balance June 30, 2005             $  2,373   $ 20,488   $ 28,629    $    (24)   $ (2,950)   $ 48,516
                                  ========   ========   ========    ========    ========    ========

See Notes to Unaudited Consolidated Financial Statements

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

                      (Unaudited, except per share amounts)

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

Change in unrealized
   losses on
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

See Notes to Unaudited Consolidated Financial Statements

                                                                              6.

                  JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
                  ---------------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (Unaudited)

                                                                   For the Six Months Ended
                                                                   ------------------------
                                                                   June 30,         June 30,
                                                                     2005             2004
                                                                   --------         --------
                                                                         (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                      $  2,308         $  2,930
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Provision for loan losses                                       28              157
         Provision for depreciation                                     303              271
         Net amortization of security premiums                           68              158
         Net realized gains on sales of securities                      (99)            (268)
         Deferred compensation expense                                  215              245
         Payment of deferred compensation                              (180)            (193)
         Earnings on investment in life insurance                      (138)            (171)
         Other                                                         (549)            (564)
                                                                   --------         --------
            Net cash provided by operating activities                 1,956            2,565
                                                                   --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES
   Net decrease in interest bearing time deposits                       500            1,100
   Purchases of available for sale securities                        (3,094)          (8,847)
   Proceeds from sales of available for sale securities                 125            3,279
   Proceeds from maturities of and principal repayments
      on available for sale securities                                6,438           16,054
   Net change in restricted bank stock                                  280              169
   Purchases of held to maturity securities                          (4,400)          (1,295)
   Proceeds from maturities of and principal repayments
      on held to maturity securities                                  1,000            6,359
   Net increase in loans receivable                                 (12,269)         (17,593)
   Purchases of bank premises and equipment                             (97)            (209)
                                                                   --------         --------
         Net cash used for investing activities                     (11,517)            (983)
                                                                   --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                           8,496            2,106
   Net increase in short-term borrowings                              1,348               --
   Cash dividends                                                    (3,645)          (3,560)
   Purchase of treasury stock                                          (270)            (580)
   Treasury stock issued for dividend reinvestment and
      employee stock purchase plan                                      408              434
                                                                   --------         --------
         Net cash provided by (used for) financing activities         6,337           (1,600)
                                                                   --------         --------

         Decrease in cash and cash equivalents                       (3,224)             (18)

Cash and cash equivalents:
   Beginning                                                         14,800           13,267
                                                                   --------         --------
   Ending                                                          $ 11,576         $ 13,609
                                                                   ========         ========
Supplementary cash flows information:
   Interest paid                                                   $  3,608         $  3,230
                                                                   ========         ========
   Income taxes paid                                               $  1,151         $  1,096
                                                                   ========         ========

See Notes to Unaudited Consolidated Financial Statements

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - Basis of Presentation

The financial information includes the accounts of Juniata Valley Financial Corp. (the Corporation) and its wholly owned subsidiary, The Juniata Valley Bank. All significant intercompany accounts and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the six-month period ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in Juniata Valley Financial Corp. annual report on Form 10-K for the year ended December 31, 2004.

NOTE B - Recent Accounting Pronouncements

In April 2005, the Securities and Exchange Commission adopted a new rule that amends the compliance dates for Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (FAS No. 123R). The Statement requires that compensation cost relating to share-based payment transactions be recognized in financial statements and that this cost be measured based on the fair value of the equity or liability instruments issued. FAS No. 123 (Revised 2004) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Company will adopt FAS No. 123 (Revised 2004) on January 1, 2006 and is currently evaluating the impact the adoption of the standard will have on the Company's results of operations.

In March 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 107 ("SAB No. 107"), "Share-Based Payment," providing guidance on option valuation methods, the accounting for income tax effects of share-based payment arrangements upon adoption of FAS No. 123R, and the disclosures in MD&A subsequent to the adoption. The Company will provide SAB No. 107 required disclosures upon adoption of SFAS No. 123R on January 1, 2006, and is currently evaluating the impact the adoption of the standard will have on the Company's financial condition, results of operations, and cash flows.

In December 2004, FASB issued FAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions," is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. FAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of FAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

In June 2005, the FASB issued FAS No. 154, "Accounting Changes and Errors Corrections, a replacement of APB Opinion No. 20 and FAS No. 3." The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. FAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impractical. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. FAS No. 154 improves the financial reporting because its requirements enhance the consistency of financial reporting between periods.

NOTE C - Accumulated Other Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains, and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income (loss).

The components of other comprehensive income and related tax affects are as follows:


                                      Three Months Ended June 30,   Six Months Ended June 30,
                                      ---------------------------   -------------------------
                                         2005              2004       2005              2004
                                       -------           -------    -------           -------
                                                           (In thousands)

Unrealized holding gains (losses) on
   available for sale securities       $   328           $(1,682)   $  (565)          $(1,456)

Less classification adjustment for
   gains realized in income                 --              (134)       (99)             (268)
                                       -------           -------    -------           -------

Net unrealized gains (losses)              328            (1,816)      (664)           (1,724)

Tax benefit (expense)                     (112)              618        226               586
                                       -------           -------    -------           -------

   Net of tax amount                   $   216           $(1,198)   $  (438)          $(1,138)
                                       =======           =======    =======           =======


NOTE D - Stock Option Plan

The Corporation accounts for the stock option plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based compensation for three and six months ended June 30, 2005 and 2004:


                                              For the Quarter Ended   For the Six Months Ended
                                              ---------------------   ------------------------
                                              June 30,      June 30,     June 30,     June 30,
                                                2005          2004         2005         2004
                                              -------       -------       ------      -------
                                                   (In thousands, except per share amount)

Net income, as reported                       $   945       $ 1,575      $ 2,308      $ 2,930

Total stock-based employee compensation
   expense determined under fair value
   based method for all awards                     (8)           (9)         (15)         (17)
                                              -------       -------       ------      -------

Pro forma net income                          $   937       $ 1,566      $ 2,293      $ 2,913
                                              =======       =======      =======      =======

Basic earnings per share:
   As reported                                $   .41       $   .69      $  1.01      $  1.28
   Pro forma                                  $   .41       $   .69      $  1.01      $  1.28

Diluted earnings per share:
   As reported                                $   .41       $   .69      $  1.01      $  1.28
   Pro forma                                  $   .41       $   .69      $  1.00      $  1.28


NOTE E - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:


                                                   For the Quarter Ended   For the Six Months Ended
                                                   ---------------------   ------------------------
                                                   June 30,      June 30,     June 30,     June 30,
                                                     2005          2004         2005         2004
                                                  ----------    ---------    ---------    ---------
Net income applicable to common stock             $  945,000    1,575,000    2,308,000    2,930,000


Weighted average common shares outstanding         2,280,073    2,278,217    2,280,162    2,280,662
Effect of dilutive securities, stock options           9,181        6,250        8,593        5,537
                                                  ----------    ---------    ---------    ---------

Weighted average common shares outstanding
   used to calculate diluted earnings per share    2,289,254    2,284,467    2,288,755    2,286,199


Basic earnings per share                          $      .41    $     .69    $    1.01    $    1.28
Diluted earnings per share                        $      .41    $     .69    $    1.01    $    1.28


NOTE E - Guarantees

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its letters of credit. Letters of credit written are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Corporation, generally, holds collateral and/or personal guarantees supporting these commitments. The Corporation had $735,000 of letters of credit as of June 30, 2005. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of June 30, 2005, for guarantees under letters of credit issued is not material.


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

Pension expense included the following components for the three- and six-month periods ended June 30, 2005 and 2004.

                                                  (In Thousands)
                                  For the Quarter Ended     For the Six Months Ended
                                    June 30, June 30,         June 30, June 30,
                                      2005     2004             2005     2004
                                     -----    -----            -----    -----
Service cost                         $  70    $  66            $ 140    $ 156
Interest cost                           87       80              173      160
Expected return on plan assets         (84)     (80)            (167)    (160)
Net amortization                        42       --               38       --
                                     -----    -----            -----    -----
Net periodic cost                    $ 115    $  66            $ 184    $ 156
                                     =====    =====            =====    =====

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

Critical Accounting Policies:

Disclosure of the Corporation's significant accounting policies is included in the notes to the financial statements of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2004. Some of these policies are particularly sensitive, requiring significant judgments, estimates, and assumptions to be made by management, most particularly in connection with determining the provision for loan losses and the appropriate level of the allowance for loan losses.

General

The following discusses the financial condition of the Company as of June 30, 2005, as compared to December 31, 2004, and the results of operations for the three and six months ended June 30, 2005, compared to the same period in 2004. This discussion should be read in conjunction with the interim condensed consolidated financial statements and related footnotes included herein.

Introduction

Juniata Valley Financial Corp. is a Pennsylvania corporation organized to become the holding company of The Juniata Valley Bank ("Bank"). The Bank is a state-chartered bank located in Juniata, Pennsylvania. Juniata Valley Financial Corp. and its subsidiary bank derive substantially all of their income from banking and bank-related services, including interest earnings on residential real estate, commercial mortgage, commercial, and consumer financings as well as interest earnings on investment securities and deposit services to its customers through 11 locations in central Pennsylvania.

Financial Condition:

Total assets increased $9,443,000 or 2.4 percent from December 31, 2004 to June 30, 2005.

Cash and cash equivalent decreased $3,224,000 or 21.8 percent as the corporation utilized federal funds sold to fund loan growth during the first six months of 2005.

Total securities available for sale at June 30, 2005 decreased $4,104,000 or 5.7 percent from December 31, 2004. Total purchases for the period were $3,094,000, while calls, maturities, and principal repayments totaled $6,438,000. Total securities held to maturity at June 30, 2005 increased $3,402,000 or 75.9 percent from December 31, 2004. Total purchases for the period were $4,400,000, while calls, maturities, and principal repayments totaled $1,000,000. A majority of the calls, maturities, and principal repayments in the available for sale portfolio were reinvested in the held to maturity portfolio in order to take advantage of tax anticipation securities.

Loans increased $12,241,000 or 4.4 percent from December 31, 2004 to June 30, 2005. Commercial loans increased $4,402,000 or 4.9 percent, installment loans increased $3,201,000 or 5.1 percent, and mortgages increased $3,768,000 or 2.9 percent. Management attributes the increases in lending balances to continued customer referrals, the economic climate within the market area, and competitive rates. The growth in loans was primarily funded by cash and cash equivalents and deposit growth.

There are no material loans classified for regulatory purposes as loss, doubtful, substandard, or special mention which management expects to significantly impact future operating results, liquidity or capital resources. Additionally, management is not aware of any information which would give serious doubt as to the ability of its borrowers to substantially comply with their loan repayment terms. The Corporation's problem loans (i.e., 90 days past due and restructured loans) were not material for all periods presented.

Total deposits increased $8,496,000 or 2.6 percent during the first half of 2005. Management has continued to offer attractive interest rates on deposit accounts resulting in both new customers and additional deposits from existing customers.

Short-term borrowings increased $1,500,000 or 100 percent during the first six months of 2005. Securities sold under agreements to repurchase decreased $152,000 or 3.2 percent during the period. The increase in short-term borrowings helped to fund the loan growth seen in the first half of 2005.

Stockholders' equity decreased $1,637,000 or 3.3 percent from December 31, 2004 to June 30, 2005. Net income of $2,308,000 was offset by dividend declarations of $3,645,000. The purpose of the cash dividends was to return to stockholders part of their investment as well as increase the return on equity for the Corporation. Securities available for sale declined in market value, representing a decrease of $438,000 during the period.

Management is not aware of any current recommendations of the regulatory authorities which, if implemented, would have a material effect on the Corporation's liquidity, capital resources, or operations.


           COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004

The Company had net income of $945,000 for the second quarter of 2005. Basic and diluted earnings per share for the three months ended June 30, 2005 totaled $.41, compared with $.69 for the three months ended June 30, 2004, a decrease of
40.6 percent. In dollars, net income decreased $630,000 or 40.0 percent for the three months ended June 30, 2005, compared to the same period in 2004.

Interest on loans increased $291,000 or 6.2 percent in 2005 as compared to 2004. Volume increases in the loan portfolio were responsible for greater income over the period with the average balance of the portfolio increasing $27,418,000 or
10.5 percent while the average interest rate earned on the portfolio decreased 28 basis points from 7.17 percent to 6.89 percent over the period. The substantial growth in the loan portfolio over the past year continued during the second quarter of 2005. Management attributes the increases in lending balances to continued customer referrals, the economic climate within the market area, and competitive rates. The growth in loans was primarily funded by cash and cash equivalents and deposit growth.

Interest earned on taxable investment securities decreased $42,000 or 8.0 percent in the second quarter of 2005 as compared to 2004. Maturities and calls of investments which were purchased while interest rates were higher than current rates were not able to be reinvested at similar rates without increasing the duration of the bonds. Management believes that economic indicators show that we are in a rising interest rate period.

Interest expense on deposits increased $316,000 or 20.4 percent in 2005 as compared to 2004. The average balance of interest-bearing deposits increased $3,251,000 or 1.1 percent while the average interest rate paid increased to 2.5 percent in 2005 from 2.1 percent in 2004. With the additional increases in short-term interest rates, management expects the average interest rate to increase, but not in direct proportion to the market increase since deposit interest rates lag market rates in general and time deposit rates reprice at maturity, which may vary from 30 days to 5 years.

As a result of the aforementioned changes in interest earned and interest paid, net interest income decreased $140,000, or 3.6 percent in the second quarter of 2005 as compared to the same period in 2004.

The provision for loan losses decreased $77,000 or 100.0 percent for the three months ended June 30, 2005, compared to the same period in 2004. The decrease in the provision for loan losses is based upon quarterly loan portfolio reviews by management and a committee of the Board. The purpose of the review is to assess loan quality, identify impaired loans, analyze delinquencies, ascertain loan growth, evaluate potential charge-offs and recoveries, and assess general economic conditions in the market served.

Noninterest income decreased $154,000 or 16.7 percent in the second quarter of 2005 as compared to the same period in 2004. The Company recognized gains on sales of securities of $134,000 in the second quarter of 2004 which were not repeated in 2005 causing the majority of the decrease. The decrease in security gains resulted from management responding to opportunities available to sell securities in the prior year without impacting the overall effective yield of the investment portfolio.

Noninterest expenses increased $574,000 or 21.7 percent in the second quarter of 2005 as compared to 2004. Salaries and wages expense increased $332,000 in the second quarter of 2005 as compared to 2004. The majority of this increase is due to severance that was recorded related to an executive who left the company during the second quarter. The increase in employee benefits is due to rising costs and normal increases. The increase of $52,000 in equipment cost is from increased usage of the Internet banking and telephone banking products and installation of the teller and platform automation systems. Other expenses increased primarily due to additional costs related to compliance with Sarbanes-Oxley section 404.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

The Company had net income of $2,308,000 for the six months ended June 30, 2005. Basic and diluted earnings per share for the six months ended June 30, 2005, totaled $1.01, compared with $1.28 for the six months ended June 30, 2004, a decrease of 21.1 percent. In dollars, net income decreased $622,000 or 21.2 percent for the six months ended June 30, 2005, compared to the same period in 2004.

Interest on loans increased $567,000 or 6.2 percent in 2005 as compared to 2004 with an increase in the average investment in loans of $26,527,000 or 10.3 percent in 2005. Management attributes the increases in lending balances to continued customer referrals, the economic climate within the market area, and competitive rates. The growth in loans was primarily funded by cash and cash equivalents and deposit growth. The average interest rate earned on these loans declined from 7.1 percent in 2004 to 6.9 percent due to lower offering rates in recent years combined with repricing of the variable portion of the portfolio. With the recent announcement of an increase in the prime rate of interest, we expect to see a gradual increase in interest earned based upon reprices of variable interest rate loans combined with originations at higher rates.

Interest earned on taxable investment securities declined $114,000 or 10.5 percent during the first half of 2005 as compared to 2004 due to a combination of a smaller volume of investments due to repayment and maturities and lower interest rates earned.

Interest expense relating to deposits increased $366,000 or 11.5 percent in the first half of 2005 as compared to the same period in 2004. This increase in expense is directly related to growth in deposits and higher interest rates paid with the average rate paid in 2005 of 2.4 percent compared to 2.2 percent in 2004. With the additional increases in short term interest rates, management expects the average interest rate to increase, but not in direct proportion to the market increase since deposit interest rates lag market rates in general and time deposit rates reprice at maturity, which may vary from 30 days to 5 years.

As a result of the aforementioned changes in interest earned and interest paid, net interest income decreased $81,000, or 1.1 percent for the six months ended June 30, 2005, as compared to the same period in 2004.

The provision for loan loss decreased by $129,000 or 82.2 percent in the first half of 2005 as compared to the same period in 2004. The decrease in the provision for loan losses is based upon quarterly loan portfolio reviews by management and a committee of the Board. The purpose of the review is to assess loan quality, identify impaired loans, analyze delinquencies, ascertain loan growth, evaluate potential charge-offs and recoveries, and assess general economic conditions in the market served. Net charge-offs at June 30, 2005, were $29,000 compared to net charge-offs of $53,000 at June 30, 2004.

Noninterest income decreased $122,000 or 7.0 percent in the first half of 2005 as compared to the same period in 2004. The Company recognized gains on sales of securities of $268,000 in the first half of 2004, whereas only $99,000 in gains were recognized in 2005 causing the majority of the decrease. The decrease in security gains resulted from management responding to opportunities available to sell securities in prior year without impacting the overall effective yield of the investment portfolio. Customer service fees increased $79,000 in the six months ended June 30, 2005, as compared to the same period in 2004 commensurate with activity in deposits. The decrease in trust department income is a result of a decrease in estate fees in 2005 over 2004.

Salaries and employee benefits increased $369,000 or 17.7 percent for the first half of 2005 as compared to 2004. The majority of this increase is due to severance that was recorded related to an executive who left the company during the second quarter. The $50,000 increase in employee benefits for the six months ended June 30, 2005, compared to 2004, can be attributed to increases in benefit costs overall.

Other noninterest expense increased $257,000 or 8.1 percent with higher expenses in a number of areas. The increase of $78,000 in equipment cost is from increased usage of the Internet banking and telephone banking products and installation of the teller and platform automation systems. Other expenses increased primarily due to additional costs related to compliance with Sarbanes-Oxley section 404.


Liquidity:

The objective of liquidity management is to ensure that sufficient funding is available, at a reasonable cost, to meet the ongoing operational cash needs of the Corporation and to take advantage of income producing opportunities as they arise. While the desired level of liquidity will vary depending upon a variety of factors, it is the primary goal of the Corporation to maintain a high level of liquidity in all economic environments. Principal sources of asset liquidity are provided by securities maturing in one year or less, other short-term investments such as federal funds sold and cash and due from banks. Liability liquidity, which is more difficult to measure, can be met by attracting deposits and maintaining the core deposit base. The Corporation is a member of the Federal Home Loan Bank of Pittsburgh for the purpose of providing short-term liquidity when other sources are unable to fill these needs.

The Corporation borrowed $5,000,000 from Federal Home Loan Bank in August of 2004, for a two-year term with a fixed interest rate of 2.86 percent which were used for investment purposes.

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


Off-Balance Sheet Arrangements:

The Corporation's financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk, credit risk, and interest rate risk. These commitments consist mainly of loans approved but not yet funded, unused lines of credit, and letters of credit made under the same standards as on-balance sheet instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Letters of credit are conditional commitments issued to guarantee the financial performance obligation of a customer to a third party. Unused commitments at June 30, 2005, were $39,454,000. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation. Management believes that any amounts actually drawn upon can be funded in the normal course of operations.

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

Generally a liability sensitive position indicates that more liabilities than assets are expected to re-price within the time period and that falling interest rates could positively affect net interest income while rising interest rates could negatively affect net interest income. However, the traditional analysis does not accurately reflect the Corporation's interest rate sensitivity since the rates on core deposits generally do not change as quickly as market rates. Historically net interest income has, in fact, not been subject to the degree of sensitivity indicated by the traditional analysis at The Juniata Valley Bank.


Capital Adequacy:

The Bank's regulatory capital ratios for the periods presented are as follows:

Risk Weighted Assets Ratio:

                                                      Actual                              Required
                                                      ------                              --------

                                             June 30,      December 31,           June 30         December 31,
                                               2005            2004                 2005             2004
                                              ------          ------                ----             ----
TIER I                                        16.34%          17.54%                4.0%             4.0%
TIER I & II                                   17.45%          18.69%                8.0%             8.0%


Total Assets Leveraged Ratio:

TIER I                                        10.96%          11.58%                4.0%             4.0%

At June 30, 2005, both the Corporation and the Bank exceeded the regulatory requirements to be considered a "well capitalized" financial institution.

ITEM 3
Quantitative and Qualitative Disclosures About Market Risk:

From January 1, 2001 to March 31, 2004, the Federal Reserve lowered the federal funds rate 13 times by 500 basis points. Since June 29, 2004, the Federal Reserve raised interest rates by 225 basis points. As of June 30, 2005, little impact has been experienced. Net interest margin for the Corporation was 4.5 percent at June 30, 2004 and decreased to 4.0 percent at June 30, 2005. Currently, the Corporation has approximately 32.00 percent of its deposits in NOW, money market, and savings accounts, which it considers core deposits. These types of interest bearing deposit accounts carry lower rates relative to other types of deposits. Because of this, these accounts have contributed significantly to the net interest margin. The Corporation anticipates future federal fund rates increases; therefore, future rate increases on the core deposit accounts and there will be further compression on net interest margin. The added risk in this interest rate environment is that as the rates on the core deposits are so low, investors could migrate to other types of accounts paying higher rates. The last financial simulation performed by the Bank as of March 31, 2005, showed a possible decline in net interest income of $168,000 in a -100 basis point rate shock over a one-year period. If rates continue to increase, in a +100 basis point shock over a one-year period, the simulation performed shows a possible $7,000 increase to net interest income. This reflected a change in the assumptions that the rates on NOW and savings accounts would remain constant in a -100 or +100 basis point rate shock. The net interest income at risk position remains within the guidelines established by the Bank's asset/liability policy. The Bank continues to monitor and manage its rate sensitivity during these unusual times.

No material change has been noted in the Bank's equity value at risk. Please refer to the Annual Report on Form 10-K as of December 31, 2004 for further discussion of this matter.


Item 4 - CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

INTERNAL CONTROL OVER FINANCIAL REPORTING

During the second quarter, the Company's management continued to make improvements to resolve an identified material weakness in internal control over financial reporting. The Company lacked sufficient personnel in the Finance Department to review information and to assure that the information is calculated correctly and properly disclosed in the financial statements and related footnotes. It was noted that greater expertise was required in certain complex areas of financial reporting, including the calculation of income taxes, stock options and employee benefit plans. During the quarter, management has retained the services of an independent accounting firm for assistance in the preparation and review of financial information, particularly with respect to non-routine, major, and complex financial transactions.

Part II. OTHER INFORMATION


     Item 1   LEGAL PROCEEDINGS
              In the opinion of management of the Corporation, there are no legal proceedings pending to which the Corporation or its subsidiary are a party or to which their property is subject, which, if determined adversely to the Corporation or its subsidiary, would be material in relation to the Corporation's or its subsidiary financial condition. There are no proceedings pending other than ordinary routine litigation incident to the business of the Corporation or its subsidiary. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation or its subsidiary by government authorities.


     Item 2   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information on repurchases by the corporation of its common stock in each month of the quarter ended June 30, 2005:


-----------------------------------------------------------------------------------------------------------------------------
                                                                                                                 (d)
                                                                                       (c)               Maximum number (or
                                                                              Total number of shares     approximate dollar
      Period                       (a)                       (b)             (or units) purchased as    value) of shares (or
                          Total number of shares      Average price paid         part of publicly      units) that may yet be
                           (or units) purchased      per share (or unit)        announced plans or       purchased under the
                                                                                     programs             plans or programs
-----------------------------------------------------------------------------------------------------------------------------
     Month #1
    April 1 to                      0                         0                         0                       63,200
  April 30, 2005
-----------------------------------------------------------------------------------------------------------------------------
     Month #2
     May 1 to                     4,000                     46.00                    4,000                     59,200
   May 31, 2005
-----------------------------------------------------------------------------------------------------------------------------
     Month #3
     June 1 to                      0                         0                         0                       59,200
   June 30, 2005
-----------------------------------------------------------------------------------------------------------------------------
       Total                      4,000                     46.00                     4,000                     59,200
-----------------------------------------------------------------------------------------------------------------------------


On March 23, 2001, Juniata Valley Financial Corp. announced plans to buy back 100,000 shares of their stock. There is no expiration date to this buyback plan. No Juniata Financial Corp. repurchase plan or program expired during the period covered by the table. The Corporation has no stock repurchase plan or program that it has determined to terminate prior to expiration or under which it does not intend to make further purchases.


     Item 3   DEFAULTS UPON SENIOR SECURITIES
              Not applicable


     Item 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER

The 2005 annual meeting of the shareholders of Juniata Valley Financial Corp. was held on May 17, 2005. Notice of the meeting was mailed to shareholders of record on or about April 12, 2005, together with proxy solicitation materials prepared in accordance with Section 14(a) of the Securities Exchange Act of 1934, as amended, and the regulations promulgated thereunder.

The annual meeting was held to elect six Class C Directors to serve until the 2008 annual meeting.

There was no solicitation in opposition to the Board of Directors' nominees for election to the Board of Directors and all such nominees were elected. The number of votes cast for or withheld, as well as the number of abstentions and broker non-votes, for each of the nominees for election to the Board of Directors were as follows:


Nominee                               For             Withheld       Abstentions and Broker Nonvotes
-------                               ---             --------       -------------------------------

Joe E. Benner                      1,682,778              198                   595,651

Francis J. Evanitsky               1,681,778            1,198                   595,651

Philip E. Gingerich, Jr.           1,681,867            1,109                   595,651

Dale G. Nace                       1,676,726            6,250                   595,651

Harold B. Shearer                  1,674,100            8,876                   595,651

Jan G. Snedeker                    1,675,555            7,421                   595,651



     Item 5   OTHER INFORMATION
              None



     Item 6   EXHIBITS
              Exhibit 31.1 Rule 13a - 14(a)/15d - 14(a) Certification Exhibits 32.1 Section 1350 Certification



Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Juniata Valley Financial Corp.
        (Registrant)


Date    August 3, 2005             By  /s/ Francis J. Evanitsky
     ---------------------             -----------------------------------------
                                       Francis J. Evanitsky, President, CEO &
                                       Chief Financial Officer