Form 10-Q/A
period 2005-06-30
JUNIATA VALLEY FINANCIAL CORP
filed 2005-09-15
CIK 714712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934
For the quarterly period ended June 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                        to
Commission File Number                        000-13232
Juniata Valley Financial Corp.

(Exact name of registrant as specified in its charter)

Pennsylvania	23-2235254

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Bridge and Main Streets, Mifflintown, Pennsylvania	17059

(Address of principal executive offices)	(Zip Code)
(717) 436-8211

(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☑ Yes ☐ No
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 9, 2005

Common Stock ($1.00 par value)	2,283,909 shares

JUNIATA VALLEY FINANCIAL CORPORATION
Amendment No. 1 to the Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2005
EXPLANATORY NOTE
In reliance on the extension of time that the SEC provided in its November 30, 2004 exemptive order regarding reports on internal control over financial reporting required by Item 308 of Regulation S-K, the Company filed a Form 10-K/A on May 2, 2005, to include such reports. Because the Company had not realized until February 2005 that it is an accelerated filer, the Company was not able to complete its documentation and testing of its internal controls over financial reporting in a timely manner in order to permit its independent registered public accounting firm, Beard Miller Company LLP (Beard Miller) sufficient time to perform an audit of management’s assessment and an audit of effectiveness of the Company’s internal control. Accordingly, Beard Miller issued a disclaimer of opinion (“Disclaimed Opinion”) on both management’s assessment and the effectiveness of the Company’s internal control over financial reporting.
In conversations with representatives of the SEC, the SEC informed the Company that it did not consider the Disclaimed Opinion to constitute an attestation report of the type required to be included in an annual report on Form 10-K. The SEC agreed, however, to permit the Company to continue to use its registration statements on Forms S-3 and S-8 and for the Company’s management and directors to continue to rely on Rule 144 in connection with the public resale of Company stock, if the Company filed an amended quarterly report for the quarter ended June 30, 2005 and included in such amended report audited financial statements as of June 30, 2005, a report by management on the Company’s internal control over financial reporting and an opinion by Beard Miller on management’s report and on the Company’s internal controls. Accordingly, the Company is filing this amended quarterly report on Form 10-Q/A.
In addition including management’s report and Beard Miller’s opinion on the Company’s internal controls, this amended quarterly report also records a minimum pension liability as a result of reassessing our pension position as of June 30, 2005.

PART I — FINANCIAL INFORMATION
Item 1 — FINANCIAL STATEMENTS
JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2005	2004
	(In thousands, except share data)
	(Unaudited)
ASSETS
Cash and due from banks	$11,485	$10,733
Interest bearing deposits with banks	91	167
Federal funds sold	—	3,900

Cash and cash equivalents	11,576	14,800

Interest bearing time deposits with banks	6,260	6,760
Securities available for sale	67,479	71,583
Securities held to maturity, fair value of $7,861 and $4,489, respectively	7,887	4,485
FHLB stock	1,049	1,329
Loans receivable, net of allowance for loan losses of $2,988 and $2,989, respectively	289,000	276,759
Bank premises and equipment, net	6,596	6,802
Bank-owned life insurance	8,023	7,885
Accrued interest receivable and other assets	8,190	6,355

TOTAL ASSETS	$406,060	$396,758

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits:
Non-interest bearing	$46,941	$47,459
Interest bearing	294,197	285,183

Total deposits	341,138	332,642

Securities sold under agreements to repurchase	4,564	4,716
Short-term debt	1,500	—
Long-term debt	5,000	5,000
Accrued interest payable and other liabilities	5,973	4,247

Total liabilities	358,175	346,605

Stockholders’ Equity:
Preferred stock, no par value; 500,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $1.00 per share; authorized 20,000,000 shares; issued 2,372,913 shares	2,373	2,373
Surplus	20,488	20,386
Retained earnings	28,629	29,966
Accumulated other comprehensive income (loss)	(655)	414
Treasury stock, at cost 88,998 shares and 92,284 shares respectively	(2,950)	(2,986)

Total stockholders’ equity	47,885	50,153

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$406,060	$396,758

See Notes to Unaudited Consolidated Financial Statements

JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Quarter Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
	(In thousands, except per share amount)
INTEREST INCOME:
Loans receivable	$4,965	$4,674	$9,726	$9,159
Taxable securities	482	524	968	1,082
Tax-exempt securities	168	209	334	447
Other	69	38	148	74

Total interest income	5,684	5,445	11,176	10,762

INTEREST EXPENSE:
Deposits	1,866	1,550	3,557	3,191
Borrowings	63	—	129	—

Total interest expense	1,929	1,550	3,686	3,191
Net interest income	3,755	3,895	7,490	7,571

PROVISION FOR LOAN LOSSES	—	77	28	157

Net interest income after provision for loan losses	3,755	3,818	7,462	7,414

OTHER INCOME:
Trust department	93	99	190	236
Customer service fees	349	322	683	604
Other	262	283	521	474
Earnings on bank-owned life	67	87	138	171
insurance Gain on sale of securities	—	134	99	268

Total other income	771	925	1,631	1,753

OTHER EXPENSES:
Salaries and wages	1,409	1,077	2,459	2,090
Employee benefits	400	354	786	736
Occupancy	210	199	417	409
Equipment	447	395	900	822
Director compensation	104	104	202	208
Taxes, other than income	128	128	257	257
Other	525	392	873	746

Total other expenses	3,223	2,649	5,894	5,268

INCOME BEFORE INCOME TAXES	1,303	2,094	3,199	3,899

FEDERAL INCOME TAXES	358	519	891	969

Net income	$945	$1,575	$2,308	$2,930

Basic earnings per share	$.41	$.69	$1.01	$1.28

Diluted earnings per share	$.41	$.69	$1.01	$1.28

Dividends per share	$.60	$.56	$1.60	$1.56

See Notes to Unaudited Consolidated Financial Statements

JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2005
(Unaudited, except per share amounts)

				Accumulated
				Other
	Common		Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	Income (loss)	Stock	Total
	(In thousands)
BALANCE
December 31, 2004	$2,373	$20,386	$29,966	$414	$(2,986)	$50,153

Comprehensive Income:

Net income for the six months ended June 30, 2005	—	—	2,308	—	—	2,308

Change in unrealized (losses) on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	(438)	—	(438)

Minimum pension liability
Adjustment net of tax effects	—	—	—	(631)	—	(631)

Total Comprehensive Income						1,239

Cash dividends, $1.60 per share	—	—	(3,645)	—	—	(3,645)

Treasury stock issued for dividend reinvestment plan (7,086 shares)	—	94	—	—	233	327

Treasury stock issued for employee stock purchase plan (2,200 shares)	—	8	—	—	73	81

Treasury stock acquired (6,000 shares)	—	—	—	—	(270)	(270)

Balance June 30, 2005	$2,373	$20,488	$28,629	$(655)	$(2,950)	$47,885

See Notes to Unaudited Consolidated Financial Statements

JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2004
(Unaudited, except per share amounts)

				Accumulated
				Other
	Common		Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	Income	Stock	Total
	(In thousands)
BALANCE
December 31, 2003	$2,373	$20,231	$29,016	$1,472	$(2,609)	$50,483

Comprehensive Income:

Net income for the six months ended June 30, 2004	—	—	2,930	—	—	2,930

Change in unrealized losses on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	(1,138)	—	(1,138)

Total Comprehensive Income						1,792

Cash dividends, $1.56 per share	—	—	(3,560)	—	—	(3,560)

Treasury stock issued for dividend reinvestment plan (7,207 shares)	—	74	—	—	206	280

Treasury stock issued for employee stock purchase plan (5,574 shares)	—	(6)	—	—	160	154

Treasury stock acquired (15,115 shares)	—	—	—	—	(580)	(580)

Balance June 30, 2004	$2,373	$20,299	$28,386	$334	$(2,823)	$48,569

See Notes to Unaudited Consolidated Financial Statements

JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,	June 30,
	2005	2004
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,308	$2,930
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	28	157
Provision for depreciation	303	271
Net amortization of security premiums	68	158
Net realized gains on sales of securities	(99)	(268)
Deferred compensation expense	215	245
Payment of deferred compensation	(180)	(193)
Earnings on investment in life insurance	(138)	(171)
Other	(549)	(564)

Net cash provided by operating activities	1,956	2,565

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in interest bearing time deposits	500	1,100
Purchases of available for sale securities	(3,094)	(8,847)
Proceeds from sales of available for sale securities	125	3,279
Proceeds from maturities of and principal repayments on available for sale securities	6,438	16,054
Proceeds from sales of FHLB stock	786	348
Purchases of FHLB stock	(506)	(179)
Purchases of held to maturity securities	(4,400)	(1,295)
Proceeds from maturities of and principal repayments on held to maturity securities	1,000	6,359
Net increase in loans receivable	(12,269)	(17,593)
Purchases of bank premises and equipment	(97)	(209)

Net cash used for investing activities	(11,517)	(983)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	8,496	2,106
Net increase in short-term borrowings	1,348	—
Cash dividends	(3,645)	(3,560)
Purchase of treasury stock	(270)	(580)
Treasury stock issued for dividend reinvestment and employee stock purchase plan	408	434

Net cash provided by (used for) financing activities	6,337	(1,600)

Decrease in cash and cash equivalents	(3,224)	(18)

Cash and cash equivalents:
Beginning	14,800	13,267

Ending	$11,576	$13,609

Supplementary cash flows information:
Interest paid	$3,608	$3,230

Income taxes paid	$1,151	$1,096

See Notes to Unaudited Consolidated Financial Statements

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE A — Basis of Presentation
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
NOTE B — Recent Accounting Pronouncements
In April 2005, the Securities and Exchange Commission adopted a new rule that amends the compliance dates for Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (FAS No. 123R). The Statement requires that compensation cost relating to share-based payment transactions be recognized in financial statements and that this cost be measured based on the fair value of the equity or liability instruments issued. FAS No. 123 (Revised 2004) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Company will adopt FAS No. 123 (Revised 2004) on January 1, 2006 and is currently evaluating the impact the adoption of the standard will have on the Company’s results of operations.
In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB No. 107”), “Share-Based Payment,” providing guidance on option valuation methods, the accounting for income tax effects of share-based payment arrangements upon adoption of FAS No. 123R, and the disclosures in MD&A subsequent to the adoption. The Company will provide SAB No. 107 required disclosures upon adoption of SFAS No. 123R on January 1, 2006, and is currently evaluating the impact the adoption of the standard will have on the Company’s financial condition, results of operations, and cash flows.
In December 2004, FASB issued FAS No. 153, “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. FAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of FAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.
In June 2005, the FASB issued FAS No. 154, “Accounting Changes and Errors Corrections, a replacement of APB Opinion No. 20 and FAS No. 3.” The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. FAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impractical. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. FAS No. 154 improves the financial reporting because its requirements enhance the consistency of financial reporting between periods.

NOTE C — Accumulated Other Comprehensive Income
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
The components of other comprehensive income and related tax affects are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands)
Unrealized holding gains (losses) on available for sale securities	$328	$(1,682)	$(565)	$(1,456)

Less classification adjustment for gains realized in income	—	(134)	(99)	(268)

Tax benefit (expense)	(112)	618	226	586

Minimum pension liability adjustment	(956)	—	(956)	—

Tax benefit	325	—	325	—

Net	$(415)	$(1,198)	$(1,069)	$(1,138)

NOTE D — Stock Option Plan
The Corporation accounts for the stock option plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based compensation for three and six months ended June 30, 2005 and 2004:

	For the Quarter Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
	(In thousands, except per share amount)
Net income, as reported	$945	$1,575	$2,308	$2,930

Total stock-based employee compensation expense determined under fair value based method for all awards	(8)	(9)	(15)	(17)

Pro forma net income	$937	$1,566	$2,293	$2,913

Basic earnings per share:
As reported	$.41	$.69	$1.01	$1.28
Pro forma	$.41	$.69	$1.01	$1.28

Diluted earnings per share:
As reported	$.41	$.69	$1.01	$1.28
Pro forma	$.41	$.69	$1.00	$1.28

NOTE E — Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	For the Quarter Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004

Net income applicable to common stock	$945,000	1,575,000	2,308,000	2,930,000

Weighted average common shares outstanding	2,280,073	2,278,217	2,280,162	2,280,662
Effect of dilutive securities, stock options	9,181	6,250	8,593	5,537

Weighted average common shares outstanding used to calculate diluted earnings per share	2,289,254	2,284,467	2,288,755	2,286,199

Basic earnings per share	$.41	$.69	$1.01	$1.28
Diluted earnings per share	$.41	$.69	$1.01	$1.28
NOTE F — Guarantees
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
NOTE G — Defined Benefit Retirement Plan
The Corporation has a defined benefit retirement plan covering substantially all of its employees. The benefits are based on years of service and the employees’ compensation. The Corporation’s funding policy is to contribute annually the maximum amount that can be deducted for federal income taxes purposes. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future.
Pension expense included the following components for the three- and six-month periods ended June 30, 2005 and 2004.

	(In Thousands)
	For the Quarter Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
Service cost	$70	$66	$140	$156
Interest cost	87	80	173	160
Expected return on plan assets	(84)	(80)	(167)	(160)
Net amortization	42	—	38	—

Net periodic cost	$115	$66	$184	$156

SEE EXPLANATORY NOTE PRECEDING THE TABLE OF CONTENTS ON PAGE 1

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
Juniata Valley Financial Corp.
Mifflintown, Pennsylvania
We have audited the accompanying consolidated balance sheet of Juniata Valley Financial Corp. and its wholly owned subsidiary, The Juniata Valley Bank, as of June 30, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for the six months ended June 30, 2005. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Juniata Valley Financial Corp. and its wholly owned subsidiary, The Juniata Valley Bank, as of June 30, 2005, and the results of their operations and their cash flows for the six months ended June 30, 2005, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Juniata Valley Financial Corp. and its wholly-owned subsidiary, The Juniata Valley Bank’s internal control over the financial reporting as of June 30, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated September 2, 2005 expressed an unqualified opinion on management’s assessment of internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.
/s/ Beard Miller Company LLP
Pittsburgh, Pennsylvania
September 2, 2005

Juniata Valley Financial Corp.
Consolidated Balance Sheet

June 30,
2005
(In Thousands,
Except Share Data)
Assets
Cash and due from banks	$11,485
Interest-bearing deposits with banks	91

Cash and Cash Equivalents	11,576

Interest-bearing time deposits with banks	6,260
Securities available for sale	67,479
Securities held to maturity, fair value $7,861	7,887
FHLB stock	1,049
Loans receivable, net of allowance for loan losses $2,988	289,000
Bank premises and equipment, net	6,596
Bank-owned life insurance	8,023
Accrued interest receivable and other assets	8,190

Total Assets	$406,060

Liabilities and Stockholders’ Equity
Liabilities

Deposits:
Non-interest bearing	$46,941
Interest-bearing	294,197

Total Deposits	341,138

Securities sold under agreements to repurchase	4,564
Short-term borrowings	1,500
Long-term borrowings	5,000
Accrued interest payable and other liabilities	5,973

Total Liabilities	358,175

Stockholders’ Equity

Preferred stock, no par value; 500,000 shares authorized; no shares issued or outstanding	—
Common stock, par value $1.00 per share; authorized 20,000,000 shares; issued 2,372,913 shares	2,373
Surplus	20,488
Retained earnings	28,629
Accumulated other comprehensive loss	(655)
Treasury stock, at cost 88,998 shares	(2,950)

Total Stockholders’ Equity	47,885

Total Liabilities and Stockholders’ Equity	$406,060

See notes to consolidated financial statements.

Juniata Valley Financial Corp.
Consolidated Statement of Income

Six Months Ended
June 30,
2005
(In Thousands,
Except per Share Data)
Interest Income
Loans receivable, including fees	$9,726
Taxable securities	968
Tax-exempt securities	334
Other	148

Total Interest Income	11,176

Interest Expense
Deposits	3,557
Borrowings	129

Total Interest Expense	3,686

Net Interest Income	7,490

Provision for Loan Losses	28

Net Interest Income After Provision for Loan Losses	7,462

Other Income
Trust department	190
Customer service fees	683
Net realized gains on sales of securities	99
Earnings on bank-owned life insurance	138
Other	521

Total Other Income	1,631

Other Expenses
Salaries and wages	2,459
Employee benefits	786
Occupancy	417
Equipment	900
Director compensation	202
Taxes, other than income	257
Other	873

Total Other Expenses	5,894

Income Before Income Taxes	3,199

Federal Income Taxes	891

Net Income	$2,308

Per Share Data
Basic	$1.01

Diluted	$1.01

Cash dividends	$1.60

See notes to consolidated financial statements.

Juniata Valley Financial Corp.
Consolidated Statement of Stockholders’ Equity
Six Months Ended June 30, 2005

				Accumulated
				Other
	Common		Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
	(In Thousands)
Balance — December 31, 2004	$2,373	$20,386	$29,966	$414	$(2,986)	$50,153

Comprehensive income:
Net income			2,308			2,308
Change in unrealized loss on securities available for sale, net of reclassification adjustment and tax benefit				(438)		(438)
Minimum pension liability adjustment, net of tax benefit				(631)		(631)

Total Comprehensive Income						1,239

Cash dividends declared			(3,645)			(3,645)

Treasury stock issued under dividend reinvestment plan (7,086 shares)		94			233	327
Treasury stock issued under employee stock purchase plan (2,200 shares)		8			73	81
Treasury stock acquired (6,000 shares)					(270)	(270)

Balance — June 30, 2005	$2,373	$20,488	$28,629	$(655)	$(2,950)	$47,885

See notes to consolidated financial statements.

Juniata Valley Financial Corp.
Consolidated Statement of Cash Flows

Six Months Ended
June 30,
2005
(In Thousands)
Cash Flows from Operating Activities
Net income	$2,308
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	28
Provision for depreciation	303
Net amortization of securities’ premium	68
Net realized gains on sales of securities	(99)
Deferred compensation expense	215
Payment of deferred compensation	(180)
Earnings on investment in life insurance	(138)
Other	(549)

Net Cash Provided by Operating Activities	1,956

Cash Flows from Investing Activities
Net decrease in interest-bearing time deposits	500
Purchases of available-for-sale securities	(3,094)
Proceeds from sales of available–for-sale securities	125
Proceeds from maturities of and principal repayments on available-for-sale securities	6,438
Proceeds from sales of FHLB stock	786
Purchases of FHLB stock	(506)
Purchases of held-to-maturity securities	(4,400)
Proceeds from maturities of and principal repayments on held-to maturity securities	1,000
Net increase in loans receivable	(12,269)
Purchases of bank premises and equipment	(97)

Net Cash Used in Investing Activities	(11,517)

Cash Flows from Financing Activities
Net increase in deposits	8,496
Net increase in short-term borrowings	1,348
Cash dividends	(3,645)
Purchase of treasury stock	(270)
Treasury stock issued for dividend reinvestment and employee stock purchase plan	408

Net Cash Provided by Financing Activities	6,337

Net Decrease in Cash and Cash Equivalents	(3,224)

Cash and Cash Equivalents — Beginning	14,800

Cash and Cash Equivalents — Ending	$11,576

Supplementary Cash Flows Information
Interest paid	$3,608

Income taxes paid	$1,151

See notes to consolidated financial statements.

Juniata Valley Financial Corp.
Notes to Consolidated Financial Statements
Note 1 — Summary of Significant Accounting Policies
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Juniata Valley Financial Corp. (the “Corporation”), a bank holding company, and its wholly owned subsidiary, The Juniata Valley Bank (the “Bank”). All significant intercompany accounts and transactions have been eliminated.
Nature of Operations
The Bank operates under a state bank charter and provides full banking services, including trust services. As a state bank, the Bank is subject to regulation of the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation. The bank holding company (parent company) is subject to regulation of the Federal Reserve Bank. The area served by the Bank is principally the counties of Juniata, Mifflin, Perry, Huntingdon, Centre, Franklin, and Snyder, Pennsylvania.
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, valuation of deferred tax assets, and determination of the pension liability position.
Significant Group Concentrations of Credit Risk
Most of the Corporation’s activities are with customers located within the Juniata Valley Region. The Corporation does not have any significant concentrations to any one industry or customer.
Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and interest-bearing demand deposits with banks.
Interest-Bearing Time Deposits with Banks
Interest-bearing deposits with banks consist of certificates of deposits in other banks with maturities within one year to five years.
Securities
Securities classified as available for sale are those debt securities that the Corporation intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Bank’s assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Securities available for sale are carried at fair value. Unrealized gains and losses are reported in other comprehensive income, net of the related deferred tax effect. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings. Premiums and discounts are recognized in interest income using the interest method over the terms of the securities.

Juniata Valley Financial Corp.
Note 1 — Summary of Significant Accounting Policies (Continued)
Securities (Continued)
Securities classified as held to maturity are those debt securities the Corporation has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs, or changes in general economic conditions. These securities are carried at cost adjusted for amortization of premium and accretion of discount, computed by the interest method over their contractual lives.
Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers: (1) the length of time and the extent to which the fair value has been less than cost; (2) the financial condition and near-term prospects of the issuer; and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.
Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date.
FHLB Stock
The Corporation owns restricted stock investments in the Federal Home Loan Bank (FHLB). Federal law requires a member institution of the FHLB to hold stock according to a predetermined formula. The stock is carried at cost.
Loans Receivable
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
The accrual of interest is generally discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectibility of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for loan losses. Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectibility of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.
Allowance for Loan Losses
The allowance for loan losses is established through provisions for loan losses charged against income. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.
The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management’s periodic evaluation of the adequacy of the allowance is based on the Corporation’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect

Juniata Valley Financial Corp.
Note 1 — Summary of Significant Accounting Policies (Continued)
Allowance for Loan Losses (Continued)
the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows expected to be received on impaired loans.
The allowance consists of specific, general, and unallocated components. The specific component relates to loans that are classified as doubtful, substandard, or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.
Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Corporation does not separately identify individual consumer and residential loans for impairment disclosures.
Bank Premises and Equipment
Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed principally on the straight-line method over the estimated useful lives of the related assets, which range from 3 to 10 years for furniture and equipment and 25 to 50 years for buildings. Expenditures for maintenance and repairs are charged against income as incurred. Costs of major additions and improvements are capitalized.
Trust Assets
Assets held in a fiduciary capacity are not assets of the Corporation or Trust and are, therefore, not included in the financial statements.
Foreclosed Real Estate
Foreclosed real estate is composed of property acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure and loans classified as in-substance foreclosure. Such properties are included in other assets. A loan is classified as in-substance foreclosure when the Corporation has taken possession of the collateral regardless of whether formal foreclosure proceedings take place. Foreclosed assets initially are recorded at fair value, net of estimated selling costs, at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the carrying amount or fair value minus estimated costs to sell. Revenues and expenses from operations and changes in the valuation allowance are included in other expenses.

Juniata Valley Financial Corp.
Note 1 — Summary of Significant Accounting Policies (Continued)
Bank-Owned Life Insurance (BOLI)
The Corporation has purchased life insurance policies on certain key employees. BOLI is recorded at its cash surrender value, or the amount that can be realized.
Income Taxes
Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities in the financial statements and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted through the provision for income taxes for the effects of changes in tax laws and rates on the date of enactment. The Corporation and its subsidiary file a consolidated federal income tax return.
Advertising
The Corporation follows the policy of charging the costs of advertising to expense as incurred.
Off-Balance Sheet Financial Instruments
In the ordinary course of business, the Corporation has entered into off-balance sheet financial instruments consisting of commitments to extend credit and letters of credit. Such financial instruments are recorded in the balance sheet when they are funded.
Stock Option Plans
The Corporation has adopted the disclosure-only provisions of SFAS 123, “Accounting for Stock-Based Compensation.” Accordingly, no stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based compensation for the six months ended June 30, 2005:

Six Months
Ended June 30,
2005
(In Thousands)
Net income, as reported	$2,308
Total stock-based employee compensation expense determined under fair value based method for all awards	(15)

Pro forma net income	$2,293

Basic earnings per share:
As reported	$1.01
Pro forma	$1.01

Diluted earnings per share:
As reported	$1.01
Pro forma	$1.00

Juniata Valley Financial Corp.
Note 1 — Summary of Significant Accounting Policies (Continued)
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, with the following assumptions:

	Expected
Grant	Dividend	Risk-Free	Expected	Expected
Year	Yield	Interest Rate	Volatility	Life (in years)
2001	4.00%	4.66%	21.54%	7
2002	3.01%	3.77%	17.81%	7
2003	2.90%	3.65%	16.81%	7
2004	5.10%	4.19%	20.02%	7
Earnings per Share
Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Corporation. Potential common shares that may be issued by the Corporation relate solely to outstanding stock options and are determined using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share:

Six Months
Ended June 30,
2005
(Dollars in
Thousands,
Except Per Share
Data)
Basic earnings per share:
Net income	$2,308
Weighted average shares outstanding	2,280,162
Earnings per share	$1.01

Diluted earnings per share:
Net income	$2,308
Weighted average shares outstanding	2,280,162
Dilutive effect of employee stock options	8,593

Total diluted weighted average shares outstanding	2,288,755
Earnings per share	$1.01
Comprehensive Income
Accounting principles generally require that recognized revenue, expenses, gains, and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

Juniata Valley Financial Corp.
Note 1 — Summary of Significant Accounting Policies (Continued)
The components of other comprehensive income and related tax effects are as follows:

Six Months
Ended June 30,
2005
(In Thousands)
Unrealized holding loss on available for sale securities	$(565)
Reclassification adjustment for gains realized in income	(99)
Tax benefit on unrealized loss	226
Minimum pension liability adjustment	(956)
Tax benefit on pension liability adjustment	325

Net of Tax Amount	$(1,069)

New Accounting Standards
In April 2005, the Securities and Exchange Commission adopted a new rule that amends the compliance dates for Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (FAS No. 123R). The Statement requires that compensation cost relating to share-based payment transactions be recognized in financial statements and that this cost be measured based on the fair value of the equity or liability instruments issued. FAS No. 123R (Revised 2004) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Corporation will adopt FAS No. 123 (Revised 2004) on January 1, 2006, and is currently evaluating the impact the adoption of the standard will have on the Corporation’s results of operations.
In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB No. 107”), “Share-Based Payment,” providing guidance on option valuation methods, the accounting for income tax effects of share-based payment arrangements upon adoption of FAS No. 123R, and the disclosures in MD&A subsequent to the adoption. The Company will provide SAB No. 107 required disclosures upon adoption of FAS No. 123R on January 1, 2006, and is currently evaluating the impact the adoption of the standard will have on the Company’s financial condition, results of operations, and cash flows.

Juniata Valley Financial Corp.
Note 1 — New Accounting Standards (Continued)
In December 2004, FASB issued FAS No. 153, “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29.” The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. FAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of FAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.
In June 2005, the FASB issued FAS No. 154, “Accounting Changes and Errors Corrections, a replacement of APB Opinion No. 20 and FAS No. 3.” The Statement applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting of a change in accounting principle. FAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impractical. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. FAS No. 154 improves the financial reporting because its requirements enhance the consistency of financial reporting between periods.
Note 2 — Restrictions on Cash and Due from Bank Balances
The Bank is required to maintain reserve balances with the Federal Reserve Bank. The average reserve balance for June 30, 2005 approximated $5,059,000.
Note 3 — Securities
The amortized cost and fair value of securities at June 30 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available-for-Sale Securities:
June 30, 2005:
U.S. Government agency obligations	$46,339	$64	$(502)	$45,901
Obligations of states and political subdivisions	15,852	167	(10)	16,009
Mortgage-backed securities	4,566	17	(78)	4,505
Equity securities	759	322	(17)	1,064

	$67,516	$570	$(607)	$67,479

Juniata Valley Financial Corp.
Note 3 — Securities (Continued)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Held-to-Maturity Securities:
June 30, 2005:
U.S. Treasury securities	$1,486	$19	—	$1,505
U.S. Government agency obligations	2,001	—	(45)	1,956
Obligations of states and political subdivisions	4,400	—	—	4,400

	$7,887	$19	$(45)	$7,861

The amortized cost and fair value of securities as of June 30, 2005, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the securities may be called or prepaid with or without prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In Thousands)
Due in one year or less	$14,812	$14,762	$4,400	$4,400
Due after one year through five years	47,379	47,148	3,487	3,461
Mortgage-backed securities	4,566	4,505	—	—
Equity securities	759	1,064	—	—

	$67,516	$67,479	$7,887	$7,861

Gross gains of $99,000 were realized on sales of securities available for sale for the six months ended June 30, 2005. Proceeds from the sales were $125,000.

Juniata Valley Financial Corp.
Note 3 — Securities (Continued)
Securities with a fair value of $35,017,000 at June 30, 2005, were pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.
The following table shows the Corporation’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2005:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
Securities Available for Sale:
U.S. Government agency obligations	$8,921	$(72)	$27,992	$(430)	$36,913	$(502)
Obligations of states and political subdivisions	—	—	1,531	(10)	1,531	(10)
Mortgage-backed securities	16	(1)	3,477	(77)	3,493	(78)
Equity securities	19	(1)	69	(16)	88	(17)

	8,956	(74)	33,069	(533)	42,025	(607)

Securities Held to Maturity:
U.S. Government agency obligations	—	—	1,956	(45)	1,956	(45)

Total	$8,956	$(74)	$35,025	$(578)	$43,981	$(652)

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. The decline in fair value at June 30, 2005, is primarily due to interest rate fluctuations. At June 30, 2005, there were 39 securities that were in an unrealized loss position. As the Corporation has the intent and ability to hold such investments until maturity or market price recovery, no securities are deemed to be other-than-temporarily impaired.

Juniata Valley Financial Corp.
Note 4 — Loans Receivable and Allowance for Loan Losses
Loans receivable are composed of the following:

June 30,
2005
(In Thousands)
Commercial, agricultural, and financial	$23,717
Real estate mortgages:
Residential	144,632
Commercial	53,992
Consumer	66,234
Other	4,985

293,560
Unearned discount on loans	(1,572)
Allowance for loan losses	(2,988)

$289,000

The following table presents changes in the allowance for loan losses:

Six Months
Ended
June 30,
2005
(In Thousands)
Balance, beginning	$2,989
Provision for loan losses	28
Recoveries	17
Loans charged off	(46)

Balance, ending	$2,988

There were no investments in impaired loans not requiring an allowance for loan losses at June 30, 2005 The recorded investment in impaired loans requiring an allowance for loan losses at June 30, 2005, was $2,194,000. The related allowance for loan losses associated with these loans was $250,000. For the six months ended June 30, 2005, the average recorded investment in these impaired loans was $2,199,000. Interest income recognized on these impaired loans was $55,000.
There were no nonaccrual loans at June 30, 2005. The recorded investment in loans greater than 90 days past due and still accruing at June 30, 2005, was $440,000.

Juniata Valley Financial Corp.
Note 5 — Bank Premises and Equipment
The major components of bank premises and equipment are as follows:

June 30,
2005
(In Thousands)
Land and improvements	$686
Buildings and improvements	7,178
Furniture and equipment	4,101

11,965
Accumulated depreciation	(5,369)

$6,596

Depreciation expense for the six-months ended June 30, 2005 was $303,000.

Note 6 — Deposits

The composition of deposits is as follows:

June 30,
2005
(In Thousands)
Demand, non-interest bearing	$46,941
NOW and Money Market	64,050
Savings	45,932
Time, $100,000 or more	37,973
Other time	146,242

$341,138

At June 30, 2005, the scheduled maturities of time deposits are as follows (in thousands):

June 30, 2006	$83,720
June 30, 2007	33,395
June 30, 2008	29,126
June 30, 2009	12,756
June 30, 2010	25,218

$184,215

Juniata Valley Financial Corp.

Note 7 —	Securities Sold Under Agreements to Repurchase, Short-Term Borrowings and Long-Term Debt
The Corporation has entered into sales of securities under agreements to repurchase in September 2004. Securities sold under agreements to repurchase are overnight borrowings. These borrowings are described below:

June 30, 2005
(Dollars in thousands)
Ending balance	$4,564

Average balance	4,162

Maximum month-end balance	4,564

Weighted average rate	2.40%

Rate at end of period	2.82%

Range of interest rates paid on June 30	1.89% to 2.82%
The securities that serve as collateral for securities sold under agreements to repurchase consist of U.S. Agency securities with a fair value of $8,279,000 at June 30, 2005.
The Corporation has a maximum borrowing capacity of $169,730,000 with the FHLB which is collateralized by qualifying assets of the Corporation. A $5,000,000 term loan was entered into on August 9, 2004. It matures on August 9, 2006,with a fixed rate of interest of 2.86 percent.
The Corporation has entered into an agreement whereby it can borrow up to $10,000,000 from the Federal Home Loan Bank (FHLB). These borrowings are described below:

June 30, 2005
(Dollars in thousands)
Ending balance	$1,500

Average balance	365

Maximum month-end balance	1,500

Weighted average rate	2.80%

Rate at end of period	3.56%

Range of interest rates paid on June 30	2.42% to 3.56%

Juniata Valley Financial Corp.
Note 8 — Regulatory Matters and Stockholders’ Equity
The Corporation and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet the minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth below) of Total and Tier l capital (as defined in the regulations) to risk-weighted assets and of Tier l capital to average assets. Management believes, as of December 31, 2004, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject.
As of June 30, 2005, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Juniata Valley Financial Corp.
Note 8 — Regulatory Matters and Stockholders’ Equity (Continued)
The Corporation’s actual capital ratios and the minimum ratios required for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions are presented below. The Bank’s ratios were not materially different from those of the Corporation.

			For Capital Adequacy
	Actual		Purposes
	Amount	Ratio	Amount		Ratio
	(Dollar Amounts in Thousands)
As of June 30, 2005:
Total capital (to risk-weighted assets)	$50,786	18.81%	$	≥21,599	≥8.00%
Tier 1 capital (to risk-weighted assets)	47,798	17.71		≥10,800	≥4.00
Tier 1 capital (to average assets)	47,798	11.76		≥16,254	≥4.00
Certain restrictions exist regarding the ability of the Bank to transfer funds to the Corporation in the form of cash dividends, loans, or advances. At June 30, 2005, $32,196,000 of undistributed earnings of the Bank, included in the consolidated stockholders’ equity, was available for distribution to the Corporation as dividends without prior regulatory approval, subject to regulatory capital requirements above.
In August 2000, the Board of Directors adopted a Shareholder Rights Plan and declared a dividend distribution of one right to purchase a share of the Corporation’s common stock at $23.86 for each share issued and outstanding, upon the occurrence of certain events, as defined in the Plan. These rights are fully transferable and expire on August 31, 2010. The rights are not considered potential common shares for earnings per share purposes because there is no indication that any event will occur which would cause them to become exercisable.
The Corporation has a dividend reinvestment and stock purchase plan. Under the Plan, additional shares of Juniata Valley Financial Corp. may be purchased at the prevailing market prices with reinvested dividends and voluntary cash payments. To the extent that shares are not available in the open market, the Corporation has reserved 100,000 shares of common stock to be issued under the Plan. At June 30, 2005, 95,932 shares were available for issuance under the Dividend Reinvestment Plan.
Note 9 — Employee Benefits
Stock Option Plan
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

Juniata Valley Financial Corp.
Note 9 — Employee Benefits (Continued)
Stock Option Plan (Continued)
      Stock option transactions under the Plan were as follows:

		Weighted-
		Average
		Exercise
	Options	Price
Outstanding at December 31, 2004	28,475	$30.91
Granted	—	—
Forfeited	(2,696)	29.00
Exercised	—	—

Outstanding at June 30, 2005	25,779	$31.11

Exercisable at June 30, 2005	12,131	$28.63

      The following table summarizes information about the stock options at June 30, 2005:

	Outstanding			Exercisable
			Average		Average
Range of		Average	Exercise		Exercise
Exercise Prices	Shares	Life	Price	Shares	Price
$24.30 - 28.35	7,000	5.5	$28.20	5,957	$28.20
$28.36 - 32.40	14,004	7.4	$29.36	6,174	$29.04
$32.41 - 40.50	4,775	9.4	$40.50	—	$—

	25,779			12,131

Defined Benefit Retirement Plan
The Corporation has a defined benefit retirement plan covering substantially all of its employees. The benefits are based on years of service and the employees’ compensation. The Corporation’s funding policy is to contribute annually the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future.

Juniata Valley Financial Corp.
Note 9 — Employee Benefits (Continued)
Defined Benefit Retirement Plan (Continued)
     Information pertaining to the activity in the Plan is as follows:

Six Months Ended
June 30,
2005
(In Thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$5,085
Service cost	136
Interest cost	173
Actuarial loss	1,452
Benefits paid	(112)

Benefit Obligation at End of Year	6,734

Change in plan assets:
Fair value of plan assets at beginning of year	4,757
Actual return on plan assets	39
Employer contribution	150
Benefits paid	(112)

Fair Value of Plan Assets at End of Year	4,834

Funded status	(1,900)

Minimum pension liability adjustment	(956)
Unrecognized net actuarial loss	2,197
Unrecognized net transition asset	(15)

Accrued Pension Cost	$(674)

The corporation expects to make $300,000 in contributions over the next 12 months.
The following information relates to the Plan’s projected benefit obligation, accumulated benefit obligation, and plan assets at June 30:

2005
(In Thousands)
Projected benefit obligation	$6,734
Accumulated benefit obligation	5,508
Fair Value of Plan Assets	4,834

Juniata Valley Financial Corp.
Note 9 — Employee Benefits (Continued)
Defined Benefit Retirement Plan (Continued)
     Pension expense included the following components for the six months ended June 30:

2005
(In Thousands)
Service cost, benefits earned during the year	$140
Interest cost on projected benefit obligation	173
Expected return on plan assets	(167)
Net amortization	38

$184

      Assumptions used in the accounting were:

2005
Discount rates	5.25%
Rates of increase in compensation levels	3.00
Expected long-term rate of return on assets	7.00
The investment strategy and investment policy for the retirement plan is 50 percent equity and 50 percent fixed income. At June 30, 2005, the retirement plan assets held were 53 percent equity, 28 percent fixed income, and 19 percent interest bearing cash and equivalents.

Estimated future benefit payments
2006	240
2007	268
2008	302
2009	301
2010	329
2011 - 2015	1,824
Supplemental Retirement Plans
The Corporation has nonqualified supplemental retirement plans for directors and key employees. At June 30, 2005, the present value of the future liability was $1,240,000. For the six months ended June 30, 2005, $94,000 was charged to expense in connection with these plans.
Deferred Compensation Plan
The Corporation has entered into deferred compensation agreements with certain directors to provide each director an additional retirement benefit, or to provide their beneficiary a benefit in the event of preretirement death. At June 30, 2005, the present value of the future liability was $2,065,000. For the six-months ended June 30, 2005 $66,000 was charged to expense in connection with this plan.

Juniata Valley Financial Corp.
Note 9 — Employee Benefits (Continued)
Employee Stock Purchase Plan
The Corporation has an Employee Stock Purchase Plan under which employees, through payroll deductions, are able to purchase shares of stock annually. The option price of the stock purchases shall be between 85 percent and 100 percent of the fair market value of the stock on the commencement date as determined annually by the Board of Directors. The maximum number of shares which employees may purchase under the Plan is 100,000; however, the annual issuance of shares shall not exceed 5,000 shares plus any unissued shares from prior offerings. In 2005, 2,200 shares were issued under the Plan.
Salary Continuation Plan
The Corporation has nonqualified Salary Continuation Plans for key employees. At June 30, 2005, the present value of the future liability was $681,000. For the six months ended June 30, 2005, $32,000 was charged to expense in connection with the Plan.
Note 10 — Income Taxes
The provision for federal income taxes consists of the following:

Six Months
Ended
June 30,
2005
(In Thousands)
Current	$1,019
Deferred	(128)

$891

The income tax provision includes $34,000 of income tax related to realized gains on sales of securities.
A reconciliation of the statutory income tax expense computed at 34 percent to the income tax expense included in the statements of income is as follows:

Six Months
Ended
June 30,
2005
(In Thousands)
Federal income tax at statutory rate	$1,088
Tax-exempt interest	(128)
Income on life insurance	(69)

$891

Juniata Valley Financial Corp.
Note 10 — Income Taxes (Continued)
The net deferred tax asset in the accompanying balance sheet includes the following amounts of deferred tax assets and liabilities:

June 30,
2005
Deferred tax assets:
Allowance for loan losses	$889
Deferred directors’ fees	686
Pension	565
Unrealized loss on securities available for sale	12
Minimum pension liability	325
Other	83

Total Deferred Tax Assets	2,560

Deferred tax liabilities:
Bank premises and equipment	(271)
Prepaid expense	(65)

Total Deferred Tax Liabilities	(336)

Net Deferred Tax Asset	$2,224

No valuation allowance was established at June 30, 2005, in view of the Corporation’s ability to carryback taxes paid in previous years and certain tax strategies, coupled with the anticipated future taxable income as evidenced by the Corporation’s earnings potential.
Note 11 — Transactions with Executive Officers and Directors
The Corporation has had banking transactions in the ordinary course of business with its executive officers, directors, and their related interests on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. At June 30, 2005, these persons were indebted to the Corporation for loans totaling $2,382,000. During the six months ended June 30, 2005, loans totaling $2,154,000 were disbursed and loan repayments totaled $1,577,000.
Note 12 — Commitments
The Corporation rents equipment and branch offices under operating leases that expire through 2007. Equipment and servicing fees were $508,000 for the six months ended June 30, 2005. Rent expense, including the license fee for the branch offices, was $48,000 during the six months ended June 30, 2005. Minimum future payments under all noncancellable lease and service agreements as of June 30, 2005, are as follows (in thousands):

June 30, 2006	$303
June 30, 2007	278
June 30, 2008	240
June 30, 2009	223

$1,044

Juniata Valley Financial Corp.
Note 13 — Financial Instruments with Off-Balance Sheet Risk
The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.
The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.
A summary of the Corporation’s financial instrument commitments is as follows:

June 30,
2005
(In Thousands)
Commitments to grant loans	$3,125
Unfunded commitments under lines of credit	36,339
Outstanding letters of credit	735
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Corporation evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management’s credit evaluation. Collateral held varies, but may include personal or commercial real estate, accounts receivable, inventory, and equipment.
Outstanding letters of credit written are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. The majority of these standby letters of credit expire within the next 12 months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Corporation requires collateral supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of June 30, 2005, for guarantees under letters of credit issued is not material.
The maximum undiscounted exposure related to these commitments at June 30, 2005, was $735,000 and the approximate value of underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $1,140,000.
Note 14 — Concentration of Credit Risk
The Corporation grants commercial, residential, and consumer loans to customers primarily located in the counties of Juniata, Mifflin, Perry, Huntingdon, Centre, Franklin, and Snyder, Pennsylvania. The concentrations of credit by type of loan are set forth in the note, “Loans Receivable and Allowance for Loan Losses.” Although the Corporation has a diversified loan portfolio, its debtors’ ability to honor their contracts is influenced by the region’s economy.

Juniata Valley Financial Corp.
Note 15 — Disclosures about Fair Value of Financial Instruments
Management uses its best judgment in estimating the fair value of the Corporation’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, the fair value estimates herein are not necessarily indicative of the amounts the Corporation could have realized in a sales transaction on the dates indicated. The estimated fair value amounts have been measured as of their respective year ends and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year end.
The following information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Corporation’s financial instruments at June 30, 2005:

•	For cash and due from banks, interest-bearing demand deposits in other banks, and federal funds sold, the carrying amount is a reasonable estimate of fair value.

•	For interest-bearing time deposits with banks, the carrying amount is a reasonable estimate of fair value.

•	For securities, fair values are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable securities.

•	For FHLB stock, the carrying amount is a reasonable estimate of fair value.

•	For variable rate loans which reprice frequently and which entail no significant changes in credit risk, fair values are based on carrying values. All commercial loans and substantially all real estate mortgages are variable rate loans. The fair value of other loans (i.e., consumer loans and fixed-rate real estate mortgages) are estimated using discounted cash flow analyses, at interest rates currently offered for loans with similar terms to borrowers of similar credit quality.

•	Fair values for demand deposits, savings accounts, and certain money market deposits are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values of fixed-maturity certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturity of deposits.

•	For short-term borrowings, the carrying amount is a reasonable estimate of fair value.

•	For long-term borrowings, fair value is estimated by discounting future cash flows, using rates currently available on borrowings with similar remaining maturities.

•	For accrued interest receivable and accrued interest payable, the carrying amount is a reasonable estimate of fair value.

•	Fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account market interest rates, the remaining terms and present credit worthiness of the counterparties. The fair value of guarantees and letters of credit is based on fees currently charged for similar agreements.

Juniata Valley Financial Corp.
Note 15 — Disclosures about Fair Value of Financial Instruments (Continued)
The estimated fair values of the Corporation’s financial instruments are as follows:

	June 30, 2005
	Carrying	Fair
	Amount	Value
	(In Thousands)
Financial assets:
Cash and due from banks	$11,485	$11,485
Interest-bearing deposits with banks	91	91
Interest-bearing time deposits with banks	6,260	6,260
Securities available for sale	67,479	67,479
Securities held to maturity	7,887	7,861
FHLB stock	1,049	1,049
Loans receivable, net of allowance	289,000	291,111
Accrued interest receivable	1,879	1,879

Financial liabilities:
Deposits	341,138	341,048
Securities sold under agreements to repurchase	4,564	4,564
Short-term borrowings	1,500	1,500
Long-term borrowings	5,000	4,836
Accrued interest payable	668	668

Off-balance sheet financial instruments:
Commitments to extend credit	—	—
Standby letters of credit	—	—

Juniata Valley Financial Corp.
Note 16 — Parent Company Only Financial Information
Balance Sheet

June 30,
2005
(In Thousands)
Assets

Cash	$416
Interest-bearing deposits with banks	490

Cash and cash equivalents	906

Investment in Bank subsidiary	43,401
Securities available for sale	3,517
Other	89

$47,913

Liabilities and Stockholders’ Equity

Liabilities, other	$28

Stockholders’ equity	47,885

$47,913

Statement of Income

Six Months
Ended
June 30,
2005
(In Thousands)
Dividends from Bank subsidiary	$3,920
Interest income	69
Other expenses	(52)

Income before Equity in Undistributed Net Income of Subsidiary	3,937

Equity in undistributed net income of Bank subsidiary	(1,629)

Net Income	$2,308

Juniata Valley Financial Corp.
Note 16 — Parent Company Only Financial Information (Continued)
Statement of Cash Flows

Six Months
Ended
June 30,
2005
(In Thousands)
Cash Flows from Operating Activities

Net income	$2,308
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of Bank subsidiary	1,629
Increase in other assets	(14)
Decrease in other liabilities	(7)

Net Cash Provided by Operating Activities	3,916

Cash Flows from Financing Activities

Dividends paid	(3,645)
Purchase of treasury stock	(270)
Treasury stock issued	408

Net Cash Used in Financing Activities	(3,507)

Net Increase in Cash and Cash Equivalents	409

Cash and Cash Equivalents — Beginning	497

Cash and Cash Equivalents — Ending	$906

Juniata Valley Financial Corp.

Item 2 —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward Looking Statements:
The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words “believes,” “anticipates,” “contemplates,” “expects,” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates, risks associated with the effect of opening a new branch, the ability to control costs and expenses, and general economic conditions. The Corporation undertakes no obligation to publicly release the results of any revisions to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
Critical Accounting Policies:
Disclosure of the Corporation’s significant accounting policies is included in the notes to the financial statements of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004. Some of these policies are particularly sensitive, requiring significant judgments, estimates, and assumptions to be made by management, most particularly in connection with determining the provision for loan losses and the appropriate level of the allowance for loan losses.
General
The following discusses the financial condition of the Company as of June 30, 2005, as compared to December 31, 2004, and the results of operations for the three and six months ended June 30, 2005, compared to the same period in 2004. This discussion should be read in conjunction with the interim condensed consolidated financial statements and related footnotes included herein.
Introduction
Juniata Valley Financial Corp. is a Pennsylvania corporation organized to become the holding company of The Juniata Valley Bank (“Bank”). The Bank is a state-chartered bank located in Juniata, Pennsylvania. Juniata Valley Financial Corp. and its subsidiary bank derive substantially all of their income from banking and bank-related services, including interest earnings on residential real estate, commercial mortgage, commercial, and consumer financings as well as interest earnings on investment securities and deposit services to its customers through 11 locations in central Pennsylvania.
Financial Condition:
Total assets increased $9,302,000 or 2.3 percent from December 31, 2004 to June 30, 2005.
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
There are no material loans classified for regulatory purposes as loss, doubtful, substandard, or special mention which management expects to significantly impact future operating results, liquidity or capital resources. Additionally, management is not aware of

Juniata Valley Financial Corp.
any information which would give serious doubt as to the ability of its borrowers to substantially comply with their loan repayment terms. The Corporation’s problem loans (i.e., 90 days past due and restructured loans) were not material for all periods presented.
Total deposits increased $8,496,000 or 2.6 percent during the first half of 2005. Management has continued to offer attractive interest rates on deposit accounts resulting in both new customers and additional deposits from existing customers.
Short-term borrowings increased $1,500,000 during the first six months of 2005. Securities sold under agreements to repurchase decreased $152,000 or 3.2 percent during the period. The increase in short-term borrowings helped to fund the loan growth seen in the first half of 2005.
Stockholders’ equity decreased $2,268,000 or 4.5 percent from December 31, 2004 to June 30, 2005. Net income of $2,308,000 was offset by dividend declarations of $3,645,000. The purpose of the cash dividends was to return to stockholders part of their investment as well as increase the return on equity for the Corporation. Securities available for sale declined in market value, representing a decrease of $438,000 during the period. During the second quarter, a minimum pension liability adjustment was recorded in the amount of $956,000, resulting in a pension liability balance of $674,000, and a decrease in other comprehensive income of $631,000, net of tax. This adjustment was due to a change in the discount rate used by the Corporation in the pension calculation that caused a significant increase in the accumulated benefit obligation.
Management is not aware of any current recommendations of the regulatory authorities which, if implemented, would have a material effect on the Corporation’s liquidity, capital resources, or operations.
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

Juniata Valley Financial Corp.
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
Noninterest expenses increased $574,000 or 21.7 percent in the second quarter of 2005 as compared to 2004. Salaries and wage expense increased $332,000 in the second quarter of 2005 as compared to 2004. The majority of this increase is due to severance that was recorded related to an executive who left the company during the second quarter. The increase in employee benefits is due to rising costs and normal increases. The increase of $52,000 in equipment cost is from increased usage of the Internet banking and telephone banking products and installation of the teller and platform automation systems. Other expenses increased primarily due to additional costs related to compliance with Sarbanes-Oxley section 404.
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

Juniata Valley Financial Corp.
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
In view of the primary and secondary sources previously mentioned, Management believes that the Corporation’s liquidity is capable of providing the funds needed to meet loan demand.
Off-Balance Sheet Arrangements:
The Corporation’s financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk, credit risk, and interest rate risk. These commitments consist mainly of loans approved but not yet funded, unused lines of credit, and letters of credit made under the same standards as on-balance sheet instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Letters of credit are conditional commitments issued to guarantee the financial performance obligation of a customer to a third party. Unused commitments at June 30, 2005, were $39,454,000. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation. Management believes that any amounts actually drawn upon can be funded in the normal course of operations.
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
Generally a liability sensitive position indicates that more liabilities than assets are expected to re-price within the time period and that falling interest rates could positively affect net interest income while rising interest rates could negatively affect net interest income. However, the traditional analysis does not accurately reflect the Corporation’s interest rate sensitivity since the rates on core deposits generally do not change as quickly as market rates. Historically net interest income has, in fact, not been subject to the degree of sensitivity indicated by the traditional analysis at The Juniata Valley Bank.

Juniata Valley Financial Corp.
Capital Adequacy:
The Corporation’s regulatory capital ratios for the periods presented are as follows:
Risk Weighted Assets Ratio:

	Actual		Required
	June 30,	December 31,	June 30	December 31,
	2005	2004	2005	2004
TIER I	17.71%	17.54%	4.0%	4.0%
TIER I & II	18.81%	18.69%	8.0%	8.0%

Total Assets Leveraged Ratio:

TIER I	11.76%	11.58%	4.0%	4.0%
At June 30, 2005, both the Corporation and the Bank exceeded the regulatory requirements to be considered a “well capitalized” financial institution. The Bank’s ratios were not materially different from those of the corporation.

Juniata Valley Financial Corp.

ITEM 3	—	Quantitative and Qualitative Disclosures About Market Risk:
From January 1, 2001 to March 31, 2004, the Federal Reserve lowered the federal funds rate 13 times by 500 basis points. Since June 29, 2004, the Federal Reserve raised interest rates by 225 basis points. As of June 30, 2005, little impact has been experienced. Net interest margin for the Corporation was 4.5 percent at June 30, 2004 and decreased to 4.0 percent at June 30, 2005. Currently, the Corporation has approximately 32.00 percent of its deposits in NOW, money market, and savings accounts, which it considers core deposits. These types of interest bearing deposit accounts carry lower rates relative to other types of deposits. Because of this, these accounts have contributed significantly to the net interest margin. The Corporation anticipates future federal fund rates increases; therefore, future rate increases on the core deposit accounts and there will be further compression on net interest margin. The added risk in this interest rate environment is that as the rates on the core deposits are so low, investors could migrate to other types of accounts paying higher rates. The last financial simulation performed by the Bank as of March 31, 2005, showed a possible decline in net interest income of $168,000 in a -100 basis point rate shock over a one-year period. If rates continue to increase, in a +100 basis point shock over a one-year period, the simulation performed shows a possible $7,000 increase to net interest income. This reflected a change in the assumptions that the rates on NOW and savings accounts would remain constant in a -100 or +100 basis point rate shock. The net interest income at risk position remains within the guidelines established by the Bank’s asset/liability policy. The Bank continues to monitor and manage its rate sensitivity during these unusual times.
No material change has been noted in the Bank’s equity value at risk. Please refer to the Annual Report on Form 10-K as of December 31, 2004 for further discussion of this matter.
Item 4 — CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.
Internal Control Over Financial Reporting
In this amended quarterly report on Form 10-Q/A, the Company is providing information required by Regulation S-K Item 308(a) and Item 308(b), in addition to information required by Item 308(c). See the Explanatory Note preceding the Table of Contents on page 1.
(a) Management’s Report On Internal Control Over Financial Reporting
The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Management’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with U.S. generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Certain terms are used in the assessment of internal control over financial reporting:
A control deficiency in internal control exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

Juniata Valley Financial Corp.
A significant deficiency in internal control is a control deficiency or combination of control deficiencies, that adversely affects a company’s ability to initiate, authorize, record, process or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a more than inconsequential misstatement of the company’s annual or interim financial statement will not be prevented or detected in the normal course.
A material weakness in internal control is a significant deficiency or a combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by management or employees in the normal course of performing their assigned functions
In order to ensure that the corporation’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its audited financial statements prepared as of June 30, 2005. Management retained the assistance of an outside provider of internal auditing service in its documentation, testing and evaluation of internal control over financial reporting. In assessing its internal controls, the Company followed the requirements of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 2 and addressed all of the points to the auditor required by the PCAOB with respect to what to look for in evaluating management’s assessment process. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In performing its assessment, management identified four (4) control deficiencies related to information technology general controls. These deficiencies are considered control deficiencies individually and in the aggregate and are not considered significant deficiencies or material weaknesses in internal control.
Based on its assessment, the Company’s management has concluded that, as of June 30, 2005, the Company’s internal control over financial reporting is effective based on the criteria set forth by COSO in Internal Control — Integrated Framework.
The Company’s independent registered public accounting firm, Beard Miller Company LLC, has audited the financial statements of the Company as of June 30, 2005 and has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting.
/s/ Francis J. Evanitsky
Francis J. Evanitsky, President and Chief Executive Officer
/s/ JoAnn N. McMinn
JoAnn N. McMinn, Chief Financial Officer
(b) Attestation Report of the Registered Public Accounting Firm
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Juniata Valley Financial Corp.
Mifflintown, Pennsylvania
     We have audited management’s assessment, included in the accompanying Managements’ Report on Internal Control over Financial Reporting that Juniata Valley Financial Corp. and its wholly-owned subsidiary, The Juniata Valley Bank, maintained effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Juniata Valley Financial Corp. and its wholly-owned subsidiary, The Juniata Valley Bank’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     In our opinion, management’s assessment that Juniata Valley Financial Corp. and its wholly-owned subsidiary, The Juniata Valley Bank, maintained effective internal control over financial reporting as of June 30, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Juniata Valley Financial Corp. and its wholly-owned subsidiary, The Juniata Valley Bank maintained, in all material respects, effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Juniata Valley Financial Corp. and its wholly-owned subsidiary, The Juniata Valley Bank as of June 30, 2005 and the related consolidated statements of income, stockholder’s equity and cash flows for the six months ended June 30, 2005, and our report dated September 2, 2005 expressed an unqualified opinion.
/s/ Beard Miller Company LLP
Pittsburgh, Pennsylvania
September 2, 2005
(c) Changes in Internal Control Over Financial Reporting
During the second quarter, the Company’s management continued to make improvements in its internal control over financial reporting and the Company resolved material weaknesses in internal control that had been identified in the Company’s December 31, 2004 assessment. The Company had lacked sufficient personnel in the Finance Department to review information and to assure that the information is calculated correctly and properly disclosed in the financial statements and related footnotes. It was noted that greater expertise was required in certain complex areas of financial reporting, including the calculation of income taxes, stock options and employee benefit plans. During the quarter, management retained the services of an independent accounting firm for assistance in the preparation and review of financial information, particularly with respect to non-routine, major, and complex financial transactions.

Juniata Valley Financial Corp.
Part II. OTHER INFORMATION
     Item 1 LEGAL PROCEEDINGS
In the opinion of management of the Corporation, there are no legal proceedings pending to which the Corporation or its subsidiary are a party or to which their property is subject, which, if determined adversely to the Corporation or its subsidiary, would be material in relation to the Corporation’s or its subsidiary financial condition. There are no proceedings pending other than ordinary routine litigation incident to the business of the Corporation or its subsidiary. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation or its subsidiary by government authorities.
      Item 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information on repurchases by the corporation of its common stock in each month of the quarter ended June 30, 2005:

				(d)
			(c)	Maximum number (or
			Total number of shares	approximate dollar
			(or units) purchased as	value) of shares (or
	(a)	(b)	part of publicly	units) that may yet be
	Total number of shares	Average price paid	announced plans or	purchased under the
Period	(or units) purchased	per share (or unit)	programs	plans or programs
Month #1 April 1 to April 30, 2005	0	0	0	63,200
Month #2 May 1 to May 31, 2005	4,000	46.00	4,000	59,200
Month #3 June 1 to June 30, 2005	0	0	0	59,200

Total	4,000	46.00	4,000	59,200

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

Juniata Valley Financial Corp.
There was no solicitation in opposition to the Board of Directors’ nominees for election to the Board of Directors and all such nominees were elected. The number of votes cast for or withheld, as well as the number of abstentions and broker non-votes, for each of the nominees for election to the Board of Directors were as follows:

Nominee	For	Withheld	Abstentions and Broker Nonvotes
Joe E. Benner	1,682,778	198	595,651

Francis J. Evanitsky	1,681,778	1,198	595,651

Philip E. Gingerich, Jr.	1,681,867	1,109	595,651

Dale G. Nace	1,676,726	6,250	595,651

Harold B. Shearer	1,674,100	8,876	595,651

Jan G. Snedeker	1,675,555	7,421	595,651
     Item 5 OTHER INFORMATION
None
     Item 6 EXHIBITS

Exhibit 23	Consent of Beard Miller Company LLP, Independent Auditors

Exhibit 31.1	Rule 13a — 14(a)/15d — 14(a) Certification of President and Chief Executive Officer

Exhibit 31.2	Rule 13a — 14(a)/15d — 14(a) Certification of Chief Financial Officer

Exhibit 32.1	Section 1350 Certification of President and Chief Executive Officer (furnished, not filed)

Exhibit 32.2	Section 1350 Certification of Chief Financial Officer (furnished, not filed)
Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Juniata Valley Financial Corp.
(Registrant)

Date September 15, 2005	By	/s/ Francis J. Evanitsky

Francis J. Evanitsky, President and Chief Executive Officer

Date September 15, 2005	By	/s/ JoAnn N. McMinn

JoAnn N. McMinn, Chief Financial Officer