Form 10-Q
period 2005-09-30
JUNIATA VALLEY FINANCIAL CORP
filed 2005-11-08
CIK 714712

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934
For the quarterly period ended September 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 000-13232
Juniata Valley Financial Corp.

(Exact name of registrant as specified in its charter)

Pennsylvania	23-2235254

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Bridge and Main Streets, Mifflintown, Pennsylvania	17059

(Address of principal executive offices)	(Zip Code)
(717) 436-8211

(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☑ Yes ☐ No
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 1, 2005

Common Stock ($1.00 par value)	4,519,544 shares

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Juniata Valley Financial Corporation and Subsidiary
Consolidated Statements of Financial Condition
(Dollar amounts in thousands)

	September 30,	December 31,
	2005	2004
Assets
Cash and due from banks	$10,038	$10,733
Interest bearing deposits with banks	296	167
Federal funds sold	5,000	3,900

Cash and cash equivalents	15,334	14,800
Interest bearing time deposits with banks	5,660	6,760
Securities available for sale	67,157	71,583
Securities held to maturity, fair value of $7,843 and $4,489 respectively	7,891	4,485
Federal Home Loan Bank (FHLB) stock	1,089	1,329

Total loans, net of unearned interest	295,731	279,748
Less: Allowance for loan losses	(2,950)	(2,989)

Total loans, net of allowance for loan losses	292,781	276,759

Premises and equipment, net	6,452	6,802
Bank owned life insurance	10,737	10,464
Accrued interest receivable and other assets	5,392	4,092

Total assets	$412,493	$397,074

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Non-interest bearing	$43,866	$47,459
Interest bearing	302,219	285,183

Total deposits	346,085	332,642

Securities sold under agreements to repurchase	7,409	4,716
Long-term debt	5,000	5,000
Other interest bearing liabilities	791	722
Accrued interest payable and other liabilities	4,945	3,841

Total liabilities	364,230	346,921
Stockholders’ Equity:
Preferred stock, no par value:
Authorized — 500,000 shares, none issued
Common stock, par value $1.00 per share: Authorized — 20,000,000 shares;
Issued —
4,745,826 shares at September 30, 2005;
2,372,913 shares at December 31, 2004
Outstanding —
4,549,544 shares at September 30, 2005;
2,280,629 shares at December 31, 2004	4,746	2,373
Surplus	18,110	20,386
Retained earnings	29,719	29,966
Accumulated other comprehensive (loss) income	(911)	414
Cost of common stock in Treasury:
196,282 shares at September 30, 2005;
92,284 shares at December 31, 2004	(3,401)	(2,986)

Total stockholders’ equity	48,263	50,153

Total liabilities and stockholders’ equity	$412,493	$397,074

See accompanying notes to unaudited consolidated financial statements.

Juniata Valley Financial Corporation and Subsidiary
Consolidated Statements of Income
For the three and nine months ended September 30, 2005 and 2004 (Unaudited)
(Dollar amounts in thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Interest income:
Loans receivable	$4,989	$4,744	$14,710	$13,896
Taxable securities	442	477	1,403	1,556
Tax-exempt securities	163	192	498	641
Other interest income	138	60	294	134

Total interest income	5,732	5,473	16,905	16,227

Interest expense:
Deposits	2,001	1,568	5,558	4,749
Borrowings	103	25	232	35

Total interest expense	2,104	1,593	5,790	4,784

Net interest income	3,628	3,880	11,115	11,443
Provision for loan losses	—	82	28	239

Net interest income after provision for loan losses	3,628	3,798	11,087	11,204

Noninterest income:
Trust department	86	101	276	337
Customer service fees	353	330	1,036	933
Earnings on bank-owned life insurance	95	106	273	317
Gain on sale of loans and other assets	9	3	15	11
Gain on sale of securities	52	—	151	268
Other noninterest income	243	204	698	609

Total noninterest income	838	744	2,449	2,475

Noninterest expense:
Salaries and wages	1,066	1,052	3,525	3,141
Employee benefits	348	333	1,108	1,038
Occupancy	214	196	631	606
Equipment	148	145	438	421
Data processing expense	307	304	917	850
Director compensation	114	128	363	386
Taxes, other than income	130	129	389	386
Other noninterest expense	632	367	1,461	1,064

Total noninterest expense	2,959	2,654	8,832	7,892

Income before income taxes	1,507	1,888	4,704	5,787
Provision for income taxes	416	572	1,307	1,541

Net income	$1,091	$1,316	$3,397	$4,246

Net income per share
Basic	$0.24	$0.29	$0.74	$0.93
Diluted	$0.24	$0.29	$0.74	$0.93
Cash dividends declared per share	—	—	$0.80	$0.78
Weighted average shares outstanding	4,568,060	4,558,076	4,562,132	4,560,234
Weighted average shares and share equivalents outstanding	4,586,328	4,572,000	4,579,816	4,572,088
See accompanying notes to unaudited consolidated financial statements.

Juniata Valley Financial Corporation and Subsidiary
Consolidated Statement of Changes in Stockholders’ Equity
For the nine months ended September 30, 2005 (Unaudited)
(Dollar amounts in thousands)

				Accumulated
				Other
				Comprehensive		Total
	Common		Retained	(Loss) Income	Treasury	Stockholders’
	Stock	Surplus	Earnings	Net of Tax	Stock	Equity
Balance at December 31, 2004	$2,373	$20,386	$29,966	$414	$(2,986)	$50,153

Comprehensive Income:
Net income	—	—	3,397	—		3,397
Change in unrealized losses on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	(694)	—	(694)
Minimum pension liability, net of tax effects	—	—	—	(631)	—	(631)

Total comprehensive income	—	—	3,397	(1,325)	—	2,072
Cash dividends at $.80 per share	—	—	(3,644)	—		(3,644)
Purchase of treasury stock, at cost (32,800 shares)	—	—		—	(763)	(763)
Treasury stock issued for dividend reinvestment plan (14,158 shares)	—	95		—	233	328
Treasury stock issued for stock option and stock purchase plans (6,928 shares)	—	2		—	115	117
Stock issued pursuant to 2 for 1 stock split effective October 31, 2005 (2,372,913 shares)	2,373	(2,373)				—

Balance at September 30, 2005	$4,746	$18,110	$29,719	$(911)	$(3,401)	$48,263

See accompanying notes to unaudited consolidated financial statements.

Juniata Valley Financial Corporation and Subsidiary
Consolidated Statements of Cash Flows
For the nine months ended September 30, 2005 and 2004 (Unaudited)
(Dollar amounts in thousands)

	Nine months ended
	September 30,
	2005	2004
Operating activities:
Net income	$3,397	$4,246
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	28	239
Provision for depreciation	453	415
Net amortization of security premiums	170	223
Net realized gains on sales of securities	(151)	(268)
Earnings on investment in life insurance	(273)	(317)
Other	(401)	(344)

Net cash provided by operating activities	3,223	4,194

Investing activities:
Net decrease (increase) in interest bearing time deposits	1,100	(3,270)
Purchases of:
Securities available for sale	(8,084)	(12,136)
FHLB stock	—	(636)
Held to maturity securities	(4,400)	(1,295)
Bank premises and equipment	(103)	(547)
Proceeds from:
Sales of available for sale securities	336	3,279
Maturities of and principal repayments on available for sale securities	11,098	17,726
Redemption of FHLB stock	240	348
Maturities of and principal repayments on held to maturity securities	1,000	7,394
Net increase in loans receivable	(16,050)	(25,934)

Net cash used in investing activities	(14,863)	(15,071)

Financing activities:
Net increase in deposits	13,443	2,912
Net increase in short-term borrowings	2,693	4,706
Long term debt advances	—	5,000
Cash dividends	(3,644)	(3,560)
Purchase of treasury stock	(763)	(779)
Treasury stock issued for dividend reinvestment and employee stock purchase plan	445	434

Net cash provided by financing activities	12,174	8,713

Net increase (decrease) in cash and cash equivalents	534	(2,164)
Cash and cash equivalents at beginning of period	14,800	13,627

Cash and cash equivalents at end of period	$15,334	$11,463

Supplemental information:

Interest paid	$5,675	$4,801
Income taxes paid	$1,651	$1,721
See accompanying notes to unaudited consolidated financial statements.

Juniata Valley Financial Corporation and Subsidiary
Notes to Unaudited Consolidated Financial Statements
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE A – Basis of Presentation
The financial information includes the accounts of Juniata Valley Financial Corp. (the “Corporation”) and its wholly owned subsidiary, The Juniata Valley Bank (the “Bank”). All significant intercompany accounts and transactions have been eliminated.
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the nine-month period ended September 30, 2005, are not necessarily indicative of the results for the year ended December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in Juniata Valley Financial Corp. annual report on Form 10-K for the year ended December 31, 2004.
All share and per-share data presented for September 30, 2005 and 2004 has been stated to reflect the effect of a two for one stock split which was effective on October 31, 2005.
Certain prior year amounts have been reclassified to conform with the current year presentation. Such reclassifications had no effect on net income or stockholders’ equity.
NOTE B – Recent Accounting Pronouncements
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
In May 2005, the FASB issued FAS No. 154, “Accounting Changes and Errors Corrections, a replacement of APB Opinion No. 20 and FAS No. 3.” The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. FAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impractical. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. FAS No. 154 improves the financial reporting because its requirements enhance the consistency of financial reporting between periods. The provisions of FAS No. 154 are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Management believes that adoption of the provisions of FAS No. 154 will not have a material impact on the Corporation’s condensed consolidated financial statements.

NOTE C – Comprehensive Income
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
The components of comprehensive income and related tax affects are as follows (in thousands):

	Three Months September 30, 2005			Three Months September 30, 2004
	Before	Tax Expense		Before	Tax Expense
	Tax	or	Net-of-Tax	Tax	or	Net-of-Tax
	Amount	(Benefit)	Amount	Amount	(Benefit)	Amount
Net income	$1,507	$416	$1,091	$1,888	$572	$1,316
Other comprehensive income (loss):

Unrealized gains on available for sale securities :
Unrealized holding (gains) losses arising during the period	(339)	(115)	(224)	584	199	385
Less reclassification adjustment for gains included in net income	(52)	(18)	(34)	—	—	—
Minimum pension liability	—	—	—	—	—	—

Other comprehensive income (loss)	(391)	(133)	(258)	584	199	385

Total comprehensive income	$1,116	$283	$833	$2,472	$771	$1,701

	Nine Months September 30, 2005			Nine Months September 30, 2004
	Before	Tax Expense		Before	Tax Expense
	Tax	or	Net-of-Tax	Tax	or	Net-of-Tax
	Amount	(Benefit)	Amount	Amount	(Benefit)	Amount
Net income	$4,704	$1,307	$3,397	$5,787	$1,541	$4,246
Other comprehensive income (loss):

Unrealized gains on available for sale securities :
Unrealized holding losses arising during the period	(900)	(306)	(594)	(872)	(295)	(577)
Less reclassification adjustment for gains included in net income	(151)	(51)	(100)	(268)	(91)	(177)
Minimum pension liability	(956)	(325)	(631)	—	—	—

Other comprehensive income (loss)	(2,007)	(682)	(1,325)	(1,140)	(387)	(753)

Total comprehensive income	$2,697	$625	$2,072	$4,647	$1,154	$3,493

NOTE D – Stock Option Plan
The Corporation accounts for the stock option plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based compensation for three and nine months ended September 30, 2005 and 2004:

	Three Months Ended
	September 30,
(Dollar amounts in thousands, except share data)	2005	2004

Net income, as reported	$1,091	$1,316
Compensation expense, under FAS 123, net of tax	(5)	(6)

Pro forma net income	$1,086	$1,310

Basic net income per share, as reported	$0.24	$0.29
Pro forma basic net income per share	$0.24	$0.29

Diluted net income per share, as reported	$0.24	$0.29
Pro forma diluted net income per share	$0.24	$0.29

	Nine Months Ended
	September 30,
(Dollar amounts in thousands, except share data)	2005		2004

Net income, as reported		$3,397	$4,246
Compensation expense, under FAS 123, net of tax		(15)	(17)

Pro forma net income		$3,382	$4,229

Basic net income per share, as reported		$0.74	$0.93
Pro forma basic net income per share		$0.73	$0.92

Diluted net income per share, as reported		$0.74	$0.93
Pro forma diluted net income per share		$0.73	$0.92

NOTE E – Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:
(Amounts, except earnings per share, in thousands)

	Three Months	Three Months
	Ended	Ended
	September 30, 2005	September 30, 2004
Net income	$1,091	$1,316
Weighted-average common shares outstanding	4,568	4,558

Basic earnings per share	$0.24	$0.29

Weighted-average common shares outstanding	4,568	4,558
Common stock equivalents due to effect of stock options	18	14

Total weighted-average common shares and equivalents	4,586	4,572

Diluted earnings per share	$0.24	$0.29

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2005	September 30, 2004
Net income	$3,397	$4,246
Weighted-average common shares outstanding	4,562	4,560

Basic earnings per share	$0.74	$0.93

Weighted-average common shares outstanding	4,562	4,560
Common stock equivalents due to effect of stock options	18	12

Total weighted-average common shares and equivalents	4,580	4,572

Diluted earnings per share	$0.74	$0.93

NOTE F – Commitments, Contingent Liabilities and Guarantees
In the ordinary course of business, the Corporation makes commitments to extend credit to its customers through letters of credit, loan commitments and lines of credit. At September 30, 2005, the Bank had $46,925,000 outstanding in loan commitments and other unused lines of credit extended to its customers.
The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its letters of credit. Letters of credit written are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Corporation, generally, holds collateral and/or personal guarantees supporting these commitments. The Corporation had $753,000 of letters of credit as of September 30, 2005. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of September 30, 2005, for guarantees under letters of credit issued is not material.

NOTE G – Defined Benefit Retirement Plan
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
Pension expense included the following components for the three- and nine-month periods ended September 30, 2005 and 2004:
(Dollar amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Components of net periodic pension cost
Service cost	$74	$55	$214	$211
Interest cost	87	80	260	240
Expected return on plan assets	(85)	(80)	(251)	(240)
Additional recognized amounts	26	—	63	—

Net periodic pension cost	$102	$55	$286	$211

NOTE H – Subsequent Events
On September 20, 2005, the Board of Directors of the Corporation declared a 2 for 1 stock split to shareholders of record October 17, 2005 to be distributed on October 31, 2005. As of November 1, the total number of shares issued and outstanding is 4,745,826 and 4,519,544, respectively.
On October 11, 2005, the Corporation appointed Registrar and Transfer Company as transfer agent for the Corporation’s common stock. The Juniata Valley Bank formerly acted as the Corporation’s transfer agent.
On October 14, 2005, the Corporation registered an additional 100,000 shares, on a pre-split basis, for issuance under the Corporation’s Dividend Reinvestment Plan. Additionally, the Plan was amended and restated and filed as an exhibit to the Corporation’s registration statement on Form S-3.
On October 18, 2005, the Board of Directors declared a cash dividend of $0.31 to shareholders of record November 1, 2005, payable on December 1, 2005. The dividend was declared on a post-split basis and will not be further affected by the stock split.
On October 18, 2005, the Board of Directors authorized the repurchase of an additional 200,000 shares of stock in conjunction with the Corporation’s existing Treasury Stock Buyback program. The number of shares authorized is also on a post-split basis.
On November 7, 2005, the Corporation and JoAnn N. McMinn, Chief Financial Officer, entered into a Change of Control Severance Agreement. The Agreement provides certain severance benefits upon termination of employment following a change in control (as defined in the Agreement) of the Corporation. The severance benefits will be equal to 295% of the employee’s average annualized taxable compensation from the Corporation for the five years prior to the year in which a change of control occurs, provided, however that the benefits are limited so as not to constitute “excess parachute payments” within the meaning of Section 280G of the Internal Revenue Code. The severance benefit shall be in the form of a lump sum payment and shall be made no later than thirty days following the effective date of the termination.

Item 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward Looking Statements:
The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words “believes,” “anticipates,” “contemplates,” “expects,” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results, performance or achievements expressed or implied by such forward-looking statements to differ materially from those projected. Those risks and uncertainties include changes in interest rates and their impact on the level of deposits, loan demand and value of loan collateral, increased competition from other financial institutions, governmental monetary policy, legislation and changes in banking regulations, risks associated with the effect of opening a new branch, the ability to control costs and expenses, and general economic conditions. The Corporation undertakes no obligation to publicly release the results of any revisions to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
Critical Accounting Policies:
Disclosure of the Corporation’s significant accounting policies is included in the notes to the financial statements of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004. Some of these policies are particularly sensitive, requiring significant judgments, estimates, and assumptions to be made by management, most particularly in connection with determining the provision for loan losses and the appropriate level of the allowance for loan losses. There have been no significant changes in the Corporation’s application of critical accounting policies since December 31, 2004. as more fully discussed under Note B to the interim condensed consolidated financial statements, “Recent Accounting Pronouncements”, the FASB issued a new accounting standard, FAS No. 123 (Revised 2004) which will be effective for the Corporation on January 1, 2006. The new accounting standard eliminates the ability of the Corporation to account for stock-based compensation under the recognition and measurement principles of APB Opinion 25; the new standard will require the Corporation to recognize in the income statement compensation cost relating to share-based payment transactions based on the fair value of the equity or liability instruments issued.
General
The following discusses the financial condition of the Corporation as of September 30, 2005, as compared to December 31, 2004, and the results of operations for the three and nine months ended September 30, 2005, compared to the same period in 2004. This discussion should be read in conjunction with the interim condensed consolidated financial statements and related footnotes included herein.
Introduction
Juniata Valley Financial Corp. is a Pennsylvania corporation organized to become the holding company of The Juniata Valley Bank (“Bank”). The Bank is a state-chartered bank headquartered in Mifflintown, Pennsylvania. Juniata Valley Financial Corp. and its subsidiary bank derive substantially all of their income from banking and bank-related services, including interest earnings on residential real estate, commercial mortgage, commercial, and consumer financings, as well as interest earnings on investment securities and deposit services to its customers through 11 locations in central Pennsylvania.
Financial Condition:
As of September 30, 2005, total assets increased by $15,419,000, or 3.9% as compared to December 31, 2004. The increase was primarily due to a $13,443,000 increase in deposits, which helped fund the additional $15,983,000 in loans.
Total securities available for sale at September 30, 2005 decreased $4,426,000 or 6.2% from December 31, 2004, with net unrealized holding losses arising during the period accounting for $900,000 of the decrease. Total purchases for the period were $8,084,000, while calls, maturities, and principal repayments totaled $11,098,000. Total securities held to maturity at September 30, 2005 increased $3,406,000 or 75.9% when compared to December 31, 2004. Total purchases for the period were $4,400,000, while calls, maturities, and principal repayments totaled $1,000,000. A majority of the calls, maturities, and principal repayments in the available for sale portfolio were reinvested in the held to maturity portfolio in order to invest in tax anticipation securities.

Loans to commercial borrowers increased $4,357,000 or 5.0%, installment loans increased $6,921,000 or 11.3%, and mortgages increased $4,705,000 or 3.6%. Management attributes the increases in lending balances to continued customer referrals, the economic climate within the market area, and competitive rates. The growth in loans was primarily funded by deposit growth.
As of September 30, 2005, the Corporation has one large loan relationship that is considered to be impaired. There is a specific allocation of loan loss reserve for this loan that management believes is adequate to cover potential future losses. Otherwise, there are no material loans classified for regulatory purposes as loss, doubtful, substandard, or special mention which management expects to significantly impact future operating results, liquidity or capital resources. Following is a summary of the Bank’s non-performing loans on September 30, 2005 as compared to December 31, 2004.
(Dollar amounts in thousands)

	September 30, 2005	December 31, 2004

Non-performing loans
Nonaccrual loans	$96	$—
Accruing loans past due 90 days or more	489	365
Restructured loans	—	—

Total	$585	$365

Average loans outstanding	$288,051	$263,773

Ratio of non-performing loans to average loans outstanding	0.20%	0.14%
Total deposits increased $13,443,000 or 4.0% during the first nine months of 2005. Interest bearing deposits grew by $17,036,000, or 6.0%, while non-interest bearing deposits declined by $3,593,000, or 7.6%. Management has continued to offer attractive interest rates on deposit accounts resulting in both new customers and additional deposits from existing customers.
Securities sold under agreements to repurchase increased $2,693,000 or 57.1% during the period, as a result of additional relationships.
Stockholders’ equity decreased $1,890,000 or 3.8% from December 31, 2004 to September 30, 2005. Net income of $3,397,000 was offset by dividends of $3,644,000. Securities available for sale declined in market value, representing a decrease to equity of $694,000 during the period. During the second quarter, a minimum pension liability adjustment was recorded in the amount of $956,000, resulting in a pension liability balance of $674,000, and a decrease in other comprehensive income of $631,000, net of tax. This adjustment was due to a change in the discount rate used by the Corporation in the pension calculation that caused a significant increase in the accumulated benefit obligation. The Corporation is repurchasing stock into Treasury, pursuant to its Treasury Repurchase Program, and during the first nine months of 2005, purchased 16,400 shares at a cost of $763,000. Treasury stock is used for reissuance of shares in the Corporation’s Dividend Reinvestment Plan as well as its employee stock plans.
Subsequent to September 30, 2005, the following events took place:
On September 20, 2005, the Board of Directors of the Corporation declared a 2 for 1 stock split to shareholders of record October 17, 2005 to be distributed on October 31, 2005. As of November 1, the total number of shares issued and outstanding is 4,745,826 and 4,519,544, respectively.
On October 11, 2005, the Corporation appointed Registrar and Transfer Company as transfer agent for the Corporation’s common stock. The Juniata Valley Bank formerly acted as the Corporation’s transfer agent.
On October 14, 2005, the Corporation registered an additional 100,000 shares, on a pre-split basis, for issuance through the Corporation’s Dividend Reinvestment Plan. Additionally, the Plan was amended and filed as an exhibit to the Corporation’s registration statement on Form S-3.

On October 18, 2005, the Board of Directors declared a cash dividend of $0.31 to shareholders of record November 1, 2005, payable on December 1, 2005. The dividend was declared on a post-split basis and will not be further affected by the stock split.
On October 18, 2005, the Board of Directors authorized the repurchase of an additional 200,000 shares of stock in conjunction with their existing Treasury Stock Buyback program. The number of shares authorized is also on a post-split basis.
Management is not aware of any current recommendations of the regulatory authorities which, if implemented, would have a material effect on the Corporation’s liquidity, capital resources, or operations.
Comparison of the three months ended September 30, 2005 and 2004
Operations Overview:
The third quarter’s income before taxes decreased by $381,000, or 20.2%, when compared to the same period in 2004. Net interest income after provision for loan losses decreased by $170,000 or 4.5%. Non-interest income increased $94,000 or 12.6% while non-interest expense increased by $305,000 or 11.5%. Provision for income tax was reduced by $156,000 when comparing the two quarters, resulting in an overall decrease to net income of $225,000 or 17.1%. Presented below are selected key ratios for the two periods:

	Three months ended
	September 30
	2005	2004

Return on average assets (annualized)	1.07%	1.61%
Return on average equity (annualized)	8.96%	12.64%
Average equity to average assets	11.89%	12.77%
The discussion that follows further explains changes in the components of net income when comparing the third quarter of 2005 with the third quarter of 2004.
Net Interest Income:
Interest on loans increased $245,000 or 5.2% in the third quarter of 2005 as compared to the same period in 2004. Volume increases in the loan portfolio were responsible for greater income over the period with the average balance of the portfolio increasing $27,418,000 or 6.9% while the average weighted interest rate earned on the portfolio decreased 12 basis points from 6.90% to 6.78% over the period. The substantial growth in the loan portfolio over the past year continued during the third quarter of 2005. Management attributes the increases in lending balances to continued customer referrals and consumer loan demands, the economic climate within the market area, and competitive rates. The growth in loans was primarily funded by deposit growth.
Interest earned on investment securities decreased $64,000 or 9.6% in the third quarter of 2005 as compared to 2004 as average balances decreased by $3,228,000 or 4.1% and the average weighted rate of the portfolio dropped by 19 basis points. Maturities and calls of investments which were purchased while interest rates were higher than current rates were not able to be reinvested at similar rates without increasing the duration of the bonds. Management believes that economic indicators show that we are in a rising interest rate period.
Interest expense on deposits increased $431,000 or 27.5% in the third quarter of 2005 as compared to 2004, reflecting growth in deposits and gradually rising interest rates. The average balance of interest-bearing deposits increased $7,958,000 or 2.8% while the average interest rate paid increased to 2.68% in 2005 from 2.16% in 2004.
Total average earning assets during the third quarter of 2005 were $380,094,000, compared to $362,190,000 during the third quarter of 2004, yielding 6.00% in 2005 versus 6.01% in 2004. Funding costs for the earning assets were 2.20% and 1.74%, for the third quarters of 2005 and 2004, respectively. Net interest spread for the third quarter of 2005 was 3.81% and net interest margin on a fully tax-equivalent basis was 3.91%. For the same period in 2004, net interest spread and fully-tax equivalent net interest margin were 4.27% and 4.40%, respectively.
Provision for Loan Losses:
In the third quarter of 2005, there was no provision made for loan losses, Management regularly reviews the adequacy of the loan loss reserve and makes assessments as to specific loan impairment, historical charge-off expectations, general economic conditions in the Bank’s market area, specific loan quality and other factors. In the third quarter of 2004, a loan loss provision of $82,000 was recorded.

Noninterest income:
Noninterest income increased $94,000 or 12.6% in the third quarter of 2005 as compared to the same period in 2004. The Corporation recognized gains on sales of securities of $52,000 in the third quarter of 2005 which were not present in 2004, accounting for the majority of the increase, however, income from customer service fees on deposit accounts in the third quarter of 2005 was favorable to the same period in 2004 by 7.0%, and fee income from the Bank’s Alternative Investment program increased by 12.3%. Income from trust services and bank owned life insurance decreased in the third quarter of 2005 compared to the third quarter of 2004 as a result of generally lower interest rates.
As a percentage of average assets, annualized noninterest income, exclusive of net gains on the sale of securities, was 0.77% in the third quarter of 2005 as compared to 0.76% in the same period of 2004.
Noninterest expense:
Total noninterest expense increased $305,000 or 11.5% in the third quarter of 2005 as compared to 2004. Salaries and wages and employee benefit expense increased $29,000, or 2.1% in the third quarter of 2005 as compared to 2004. Costs relating to occupancy, equipment, data processing, director compensation and state taxes were not materially different in the third quarter of 2005 than in the third quarter of 2004, however, other noninterest expense rose by $265,000, or 72.2%. The increase in other noninterest expense between the two periods is primarily due to additional costs related to the initial compliance with Section 404 of the Sarbanes-Oxley Act. These additional costs include professional, legal and consulting fees, that, as a group exceeded the same period in 2004 by 251,000, or 470.0%. An advertising campaign to promote a new Bank product added approximately $57,000 in costs that were not experienced in the prior year’s third quarter as well.
As a percentage of average assets, annualized noninterest expense, was 2.89% as compared to 2.72% in the same period of 2004.
Comparison of the nine months ended September 30, 2005 and 2004
Operations Overview:
As of September 30, 2005, income before taxes decreased by $1,083,000, or 18.7%, when compared to the same period in 2004. Net interest income after provision for loan losses decreased by $117,000 or 1.0%. Non-interest income decreased $26,000 or 1.1% and non-interest expense increased by $940,000 or 11.9%. Provision for income tax was reduced by $234,000 when comparing the two periods, resulting in an overall decrease to net income of $849,000 or 20.0%. Presented below are selected key ratios for the two periods:

	Nine months ended
	September 30
	2005	2004
Return on average assets (annualized)	1.12%	1.45%
Return on average equity (annualized)	9.23%	11.41%
Average equity to average assets	12.11%	12.69%
The discussion that follows further explains changes in the components of net income when comparing year-to-date results in 2005 with the same period in 2004.
Net Interest Income:
Interest on loans increased $814,000 or 5.8% in the first nine months of 2005 as compared to the same period in 2004. Volume increases in the loan portfolio were responsible for greater income over the period with the average balance of the portfolio increasing $23,400,000 or 8.8% while the average weighted interest rate earned on the portfolio decreased 19 basis points from 7.50% to 7.31% over the period. Management attributes the increases in lending balances to continued customer referrals and consumer loan demand, the economic climate within the market area, and competitive rates. The growth in loans was primarily funded by increased deposits.
Interest earned on investment securities decreased $296,000 or 13.5% in the first nine months of 2005 as compared to 2004 as average balances decreased by $9,149,000 or 10.6% and the average weighted rate of the portfolio dropped by 10 basis points. Most of the funds received from sales, maturities and calls of investments during the period were used to fund loan demand. Reinvestments within the investment portfolio were made at generally lower rates than the portfolio average, as management’s policy was to conservatively invest in relatively shorter term, lower-yielding maturities in anticipation of a rising interest rate period in the near term.

Interest expense on deposits increased $809,000 or 17.0% in the first nine months of 2005 as compared to 2004. The average balance of interest-bearing deposits increased $311,000 or 0.1% while the average interest rate paid increased to 2.88% in 2005 from 2.47% in 2004.
Total average earning assets during the first nine months of 2005 were $375,051,000, compared to $360,051,000 during the first nine months of 2004, yielding 6.47% in 2005 versus 6.45% in 2004. Funding costs for the earning assets were 2.33% and 2.00%, for the first nine months of 2005 and 2004, respectively. Net interest spread in 2005 was 4.15% and net interest margin on a fully tax-equivalent basis was 4.26%. For the same period in 2004, net interest spread and fully-tax equivalent net interest margin were 4.26% and 4.60%, respectively.
Provision for Loan Losses:
For the nine months ending on September 30, 2005, a provision of $28,000 was made for loan losses, as compared to $239,000 for the same period in 2004. This is based upon management’s review of the adequacy of the loan loss reserve, where an assessment is made as to specific loan impairment, historical charge-off expectations, general economic conditions in the Bank’s market area, specific loan quality and other factors.
Noninterest income:
Noninterest income decreased $26,000 or 1.1% in the first nine months of 2005 as compared to the same period in 2004. The Corporation recognized gains on sales of securities of $151,000 in 2005 as compared to $268,000 in 2004, a reduction of $117,000, or 43.7%. Trust fee income and earnings on bank-owned life insurance were less in 2005 than in 2004 due to fewer trust estate settlements in 2005 than in 2004 and generally lower rates. Income from customer service fees on deposit accounts in 2005 was favorable to the same period in 2004 by $103,000, or 11.0%, and fee income from the Bank’s Alternative Investment program increased by $39,000, or 13.9%.
As a percentage of average assets, annualized noninterest income, exclusive of net gains on the sale of securities, was 0.76% for the first nine months in 2005 as compared to 0.75% in the same period of 2004.
Noninterest expense:
Total noninterest expense increased $940,000 or 11.9% in the nine months ending September 30, 2005 as compared to the same period in 2004. Salaries and wages and employee benefit expense increased $454,000, or 10.9% through nine months in 2005 as compared to 2004. The majority of this increase is due to severance that was recorded related to an executive who left the company during the second quarter of 2005. Costs relating to occupancy, equipment, director compensation and state taxes were not materially different in 2005 than in 2004. Data processing expense increased for the nine-month period in 2005 by $67,000, or 7.9% over the same period in 2004, due to the advancement of technology within the Corporation. Other noninterest expense rose by $397,000, or 37.3%. The increase in other noninterest expense between the two periods is primarily due to additional costs related to the initial compliance with Section 404 of the Sarbanes-Oxley Act. These additional costs include professional, legal and consulting fees, which, as a group exceeded costs in the same period in 2004 by 485,000, or 353%. An advertising campaign to promote a new Bank product added approximately $57,000 in costs that were not experienced in the prior year’s results as well.
As a percentage of average assets, annualized noninterest expense, was 2.91% as compared to 2.69% in the same period of 2004.
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
The Corporation borrowed $5,000,000 from Federal Home Loan Bank in August of 2004, for a two-year term with a fixed interest rate of 2.86 percent which was used for investment purposes.
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
Off-Balance Sheet Arrangements:
The Corporation’s financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk, credit risk, and interest rate risk. These commitments consist mainly of loans approved but not yet funded, unused lines of credit, and letters of credit made under the same standards as on-balance sheet instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Letters of credit are conditional commitments issued to guarantee the financial performance obligation of a customer to a third party. Unused commitments at September 30, 2005, were $46,925,000. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation. Management believes that any amounts actually drawn upon can be funded in the normal course of operations.
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
Capital Adequacy:
Bank regulatory authorities in the United States issue risk-based capital standards. These capital standards relate a banking company’s capital to the risk profile of its assets and provide the basis by which all banking companies and banks are evaluated in terms of capital adequacy. The risk-based capital standards require all banks to have Tier 1 capital of at least 4% and total capital, including Tier 1 capital, of at least 8% of risk-adjusted assets. Tier 1 capital includes common stockholders’ equity and qualifying perpetual preferred stock together with related surpluses and retained earnings. Total capital is comprised of Tier 1 capital, limited life preferred stock, qualifying debt instruments, and the reserves for possible loan losses. Banking regulators have also issued leverage ratio requirements. The leverage ratio requirement is measured as the ratio of Tier 1 capital to adjusted average assets.
At September 30, 2005, both the Corporation and the Bank exceeded the regulatory requirements to be considered a “well capitalized” financial institution, i.e., a leverage ratio exceeding 5%, Tier 1 capital exceeding 6% and total capital exceeding 10%.

ITEM 3
Quantitative and Qualitative Disclosures About Market Risk:
Currently, the Corporation has approximately 32.4% of its deposits in NOW, money market, and savings accounts, which it considers core deposits. These types of interest bearing deposit accounts carry lower rates relative to other types of deposits. Because of this, these accounts have contributed significantly to the net interest margin. The Corporation anticipates future federal fund rates increases; therefore, future rate increases on the core deposit accounts which may result in further compression on net interest margin. The added risk in this interest rate environment is that as the rates on the core deposits are so low, investors could migrate to other types of accounts paying higher rates. The last financial simulation performed by the Bank as of June 30, 2005, showed a possible decline in net interest income of $186,000 in a -100 basis point rate shock over a one-year period. If rates continue to increase, in a +100 basis point shock over a one-year period, the simulation performed shows a possible $38,000 increase to net interest income. The net interest income at risk position remains within the guidelines established by the Bank’s asset/liability policy. The Bank continues to monitor and manage its rate sensitivity.
No material change has been noted in the Bank’s equity value at risk. Please refer to the Annual Report on Form 10-K as of December 31, 2004 for further discussion of this matter.
Item 4 – CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of the end of the period covered by this report. Based on such evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, the Corporation’s disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act.
Changes in Internal Control Over Financial Reporting
During the third quarter, the Corporation’s management continued to make improvements in its in internal control over financial reporting. The Corporation previously reported that it lacked sufficient personnel in the Finance Department to review information and to assure that the information is calculated correctly and properly disclosed in the financial statements and related footnotes. The Corporation recognized a need for greater expertise in certain complex areas of financial reporting, including the calculation of income taxes, stock options and employee benefit plans. During the second quarter, management retained the services of an independent accounting firm for assistance in these areas. In the third quarter, the Corporation hired a new chief financial officer who has extensive experience in financial transactions, regulatory reporting, accounting and compliance.

Part II.      OTHER INFORMATION

Item 1	LEGAL PROCEEDINGS

In the opinion of management of the Corporation, there are no legal proceedings pending to which the Corporation or its subsidiary is a party or to which their property is subject, which, if determined adversely to the Corporation or its subsidiary, would be material in relation to the Corporation’s or its subsidiary financial condition. There are no proceedings pending other than ordinary routine litigation incident to the business of the Corporation or its subsidiary. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation or its subsidiary by government authorities.
Item 2    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information on repurchases by the Corporation of its common stock in each month of the quarter ended September 30, 2005:

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number	Average	Part of Publicly	Shares that May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	per Share	Programs	Plans or Programs (1)

July 1-31, 2005	—	$—	—	83,048
August 1-31, 2005	—	—	—	83,048
September 1-30, 2005	20,800	23.69	20,800	62,248

Totals	20,800	$23.69	20,800	62,248

(1)	On March 23, 2001, Juniata Valley Financial Corp. announced plans to buy back 100,000 (200,000 on a post-split basis) shares of their stock. There is no expiration date to this buyback plan, but subsequent to the initial plan, 400,000 additional shares were authorized by the Board of Directors. As of November 1, 2005, the number of shares that may yet be purchased under the Program is 232,248. No Juniata Valley Financial Corp. repurchase plan or program expired during the period covered by the table. The Corporation has no stock repurchase plan or program that it has determined to terminate prior to expiration or under which it does not intend to make further purchases.

Item 3 DEFAULTS UPON SENIOR SECURITIES
Not applicable

Item 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER
None

Item 5 OTHER INFORMATION
None

Item 6   EXHIBITS
Exhibit 10 Change of Control Severance Agreement dated November 7, 2005 between Juniata Valley Financial Corp. and The Juniata Valley Bank and JoAnn N. McMinn.
Exhibit 31.1 Rule 13a – 14(a)/15d – 14(a) Certification of President and Chief Executive Officer
Exhibit 31.2 Rule 13a – 14(a)/15d – 14(a) Certification of Chief Financial Officer
Exhibit 32.1 Section 1350 Certification of President and Chief Executive Officer (furnished, not filed)
Exhibit 32.2 Section 1350 Certification of Chief Financial Officer (furnished, not filed)
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Juniata Valley Financial Corp.
(Registrant)

Date	11-08-2005	By	/s/ Francis J. Evanitsky

Francis J. Evanitsky, President and
Chief Executive Officer

Date	11-08-2005	By	/s/ JoAnn N. McMinn

JoAnn N. McMinn, Chief Financial
Officer