Form 10-K
period 2005-12-31
JUNIATA VALLEY FINANCIAL CORP
filed 2006-03-16
CIK 714712

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended December 31, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to ___
Commission File No. 0-13232
Juniata Valley Financial Corp.
(Exact name of registrant as specified in its charter)

Pennsylvania	23-2235254

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Bridge and Main Streets, PO Box 66
Mifflintown, PA	17059-0066

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (717) 436-8211
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $1.00
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)
Yes ☐ No ☑
     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $97,784,757. (1)
     There were 4,486,828 shares of the registrant’s common stock outstanding as of March 7, 2006.

DOCUMENTS INCORPORATED BY REFERENCE
(Specific sections incorporated are identified under applicable items herein)
     Certain portions of the Company’s Annual Report to Shareholders for the year ended December 31, 2005 are incorporated by reference in Parts I and II of this Report.
     With the exception of the information incorporated by reference in Parts I and II of this Report, the Company’s Annual Report to Shareholders for the year ended December 31, 2005 is not to be deemed “filed” with the Securities and Exchange Commission for any purpose.
     Certain portions of the Company’s Proxy Statement to be filed in connection with its 2006 Annual Meeting of Shareholders are incorporated by reference in Part III of this Report; provided, however, that the Compensation Committee Report, the Audit Committee Report and the graph showing performance of the Company’s stock and any other information in such Proxy Statement that is not required to be included in this Annual Report on Form 10-K, shall not be deemed to be incorporated herein or filed for the purposes of the Securities Act of 1933 or the Securities Exchange Act of 1934.
     Other documents incorporated by reference are listed in the Exhibit Index.

(1) The aggregate dollar amount of the voting stock set forth equals the number of shares of the Company’s Common Stock outstanding, reduced by the amount of Common Stock held by officers, directors, shareholders owning in excess of 10% of the Company’s Common Stock and the Company’s employee benefit plans multiplied by the last reported sale price for the Company’s Common Stock on June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter. The information provided shall in no way be construed as an admission that any officer, director or 10% shareholder of the Company, or any employee benefit plan, may be deemed an affiliate of the Company or that such person or entity is the beneficial owner of the shares reported as being held by such person or entity, and any such inference is hereby disclaimed. The information provided herein is included solely for record keeping purposes of the Securities and Exchange Commission.

PART I
ITEM 1. BUSINESS
Overview
Juniata Valley Financial Corp. (the “Company” or “Juniata”) is a Pennsylvania corporation that was formed in 1983 as a result of a plan of merger and reorganization of The Juniata Valley Bank (the “Bank”). The plan was approved by the various regulatory agencies on June 7, 1983 and Juniata, a one bank holding company, registered under the Bank Holding Company Act of 1956. The Bank is the oldest independent commercial bank in Juniata and Mifflin Counties, having originated under a state bank charter in 1867. The Company has one reportable segment, consisting of the Bank, as described in Note 1 of Notes to Consolidated Financial Statements contained in the Company’s 2005 Annual Report to Shareholders (“2005 Annual Report”) and which is incorporated by reference into Item 8 of this report. The Consolidated Statements of Financial Condition and Notes to Consolidated Financial Statements includes information on revenue, assets and income and is incorporated by reference in this Item 1.
Nature of Operations
Juniata operates primarily in central Pennsylvania with the purpose of delivering financial services within its local market. The Company provides retail and commercial banking services through 11 offices in the following locations: Juniata County is home to four community offices; Mifflin County is home to five community offices as well as a financial services office; Perry and Huntingdon counties each have one community office; and Centre County houses a loan production office. A full range of consumer and commercial banking services are offered through the Company. Consumer banking services include: Internet banking; telephone banking; eight automated teller machines; personal checking accounts; club accounts; checking overdraft privileges; money market deposit accounts; savings accounts; debit cards; certificates of deposit; individual retirement accounts; secured and unsecured lines of credit; construction and mortgage loans; and safe deposit boxes. Commercial banking services include: small and high-volume business checking accounts; internet account management services; ACH origination; payroll direct deposit; commercial lines of credit; commercial letters of credit; commercial term and demand loans. Comprehensive trust, asset management and estate services are provided; and the Company has staff contracted with a broker-dealer to offer a full range of financial services: annuities, mutual funds, stock and bond brokerage services and long-term care insurance. Management believes it has a relatively stable deposit base with no major seasonal depositor or group of depositors. Most of the Company’s commercial customers are small and mid-sized businesses in central Pennsylvania.
Juniata’s loan policies are updated periodically and are presented for approval by the Board of Directors of the Bank. The purpose of the policies is to grant loans on a sound and collectible basis; to invest available funds in a safe, profitable manner; to serve the legitimate credit needs of the communities of Juniata’s primary market area; and ensure that all loan applicants receive fair and equal treatment in the lending process. It is the intent of the underwriting policies to minimize loan losses by carefully investigating the credit history of each applicant, verify the source of repayment and the ability of the applicant to repay, collateralize those loans in which collateral is deemed to be required, exercise care in the documentation of the application, review, approval and origination process and administer a comprehensive loan collection program.
The major types of investments held by Juniata consist of obligations and securities issued by U.S. Treasury or other government agencies or corporations, obligations of state and local political subdivisions, mortgage-backed securities and common stock. Juniata’s investment policy directs that investments be managed in a way that provides necessary funding for the Company’s liquidity needs, provides adequate collateral to pledge for public funds held and, as directed by the Asset Liability Committee, is managed to control interest rate risk. The investment policy provides limits on types of investments owned, credit quality of investments and limitations by investment types and issuer.
The Company’s primary source of funds is deposits, consisting of. transaction type accounts, such as demand deposits and savings accounts, and time deposits, such as certificates of deposits. The majority of deposits have been made by customers residing or located in Juniata’s market area. No material portion of the deposits has been obtained from a single or small group of customers and the Company believes that the loss of any customer’s deposits or a small group of customers’ deposits would not have a material adverse effect on the Company.
Other sources of funds used by the Company include retail repurchase agreements, borrowings from Federal Home Loan Bank of Pittsburgh, and lines of credit established with various correspondent banks for overnight funding.
Competition
The Bank’s service area is characterized by intense competition for banking business among commercial banks, savings and loan associations and other financial institutions located inside and outside the Bank’s market area. The Bank actively competes with dozens of such banks and institutions for local consumer and commercial deposit accounts, loans and other types of banking business. Many competitors have substantially greater financial resources and larger branch systems than those of the Bank.
In commercial transactions, the Company believes that the Bank’s legal lending limit to a single borrower (approximately $6,332,000 as of December 31, 2005) enables it to compete effectively for the business of small and mid-sized businesses. However, this legal lending limit is considerably lower than that of various competing institutions and thus may act as a constraint on the Bank’s effectiveness in competing for financings in excess of the limit.
In consumer transactions, the Bank believes that it is able to compete on a substantially equal basis with larger financial institutions because it offers competitive interest rates on savings and time accounts and loans.
In competing with other banks, savings and loan associations and financial institutions, the Bank seeks to provide personalized services through management’s knowledge and awareness of its service areas, customers and borrowers. In management’s opinion, larger institutions often do not provide sufficient attention to the retail depositors and the relatively small commercial borrowers that comprise the Bank’s customer base.
Other competitors, including credit unions, consumer finance companies, insurance companies, and money market mutual funds, compete with certain lending and deposit gathering services offered by the Bank. The Bank also competes with insurance companies, investment counseling firms, mutual funds and other business firms and individuals in corporate and trust investment management services.
Supervision and Regulation
The Company operates in a highly regulated industry, and thus may be affected by changes in state and federal regulations and legislation. As a registered bank holding company under the Bank Holding Company Act of 1956, as amended, the Company is subject to supervision and examination by the Board of Governors of the Federal Reserve System and is required to file with the Federal Reserve Board quarterly reports and information regarding its business operations and those of the Bank.
The Bank Holding Company Act requires the Company to obtain Federal Reserve Board approval before: acquiring more than five percent ownership interest in any class of the voting securities of any bank; acquiring all or substantially all of the assets of a bank; or, merging or consolidating with another bank holding company. In addition, the Act prohibits a bank holding company from acquiring the assets, or more than five percent of the voting securities, of a bank located in another state, unless such acquisition is specifically authorized by the statutes of the state in which the bank is located.
The Company is generally prohibited under the Act from engaging in, or acquiring direct or indirect ownership or control of more than five percent of the voting shares of any company engaged in nonbanking activities unless the Federal Reserve Board, by order or regulation, has found such activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making such determination, the Federal Reserve Board considers whether the performance of these activities by a bank holding company can reasonably be expected to produce benefits to the public that outweigh the possible adverse effects.
Satisfactory financial condition, particularly with regard to capital adequacy, and satisfactory Community Reinvestment Act ratings are generally prerequisites to obtaining federal regulatory approval to make acquisitions and open branch offices. As of December 31, 2005, the Bank was rated “satisfactory” under the Community Reinvestment Act.
Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (the “1991 Act”), a bank holding company is required to guarantee that any “undercapitalized” (as such term is defined in the statute) insured depository institution subsidiary will comply with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency to the lesser of (i) an amount equal to 5% of the institution’s total assets at the time the institution became undercapitalized, or (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards as of the time the institution failed to comply with such capital restoration plan.
The deposits of the Bank are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation. As a bank chartered under the laws of Pennsylvania, the Bank is subject to the regulations and reviews of the FDIC and the Pennsylvania Department of Banking. The Pennsylvania Department of Banking conducts regular reviews that have resulted in satisfactory evaluations to date. Some of the aspects of the lending and deposit business of the Bank that are regulated by these agencies include personal lending, mortgage lending and reserve requirements.
Under Federal Reserve Board policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where it might not be in a financial position to support itself. Consistent with the “source of strength” policy for subsidiary banks, the Federal Reserve Board has stated that, as a matter of prudent banking, a bank holding company generally should not maintain a rate of cash dividends unless its net income available to common shareholders has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears to be consistent with the Company’s capital needs, asset quality and overall financial condition.
Under the Bank Holding Company Act, the Company is required to file periodic reports and other information of its operations with, and is subject to examination by, the Federal Reserve Board. In addition, under the Pennsylvania Banking Code of 1965, the Pennsylvania Department of Banking has the authority to examine the books, records and affairs of the Company and to require any documentation deemed necessary to ensure compliance with the Banking Code.
The Company is under the jurisdiction of the Securities and Exchange Commission and various state securities commissions for matters relating to the offer and sale of its securities and is subject to the Securities and Exchange Commission’s rules and regulations relating to periodic reporting, reporting to shareholders, proxy solicitation and insider trading.
There are various legal restrictions on the extent to which the Company and its non-bank subsidiaries can borrow or otherwise obtain credit from its banking subsidiaries. In general, these restrictions require that any such extensions of credit must be secured by designated amounts of specified collateral and are limited, as to any one of the Company or such non-bank subsidiaries, to ten percent of the lending bank’s capital stock and surplus, and as to the Company and all such non-bank subsidiaries in the aggregate, to 20 percent of such lending bank’s capital stock and surplus. Further, the Company and the Bank are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.
Under the Community Reinvestment Act, the Bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the Act. The Community Reinvestment Act also requires
•	the applicable regulatory agency to assess an institution’s record of meeting the credit needs of its community,

•	public disclosure of an institution’s CRA rating,

•	and requires that the applicable regulatory agency provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system.
An institution’s Community Reinvestment Act rating is considered in determining whether to grant charters, branches and other deposit facilities, relocations, mergers, consolidations and acquisitions. Performance less than satisfactory may be the basis for denying an application. For its most recent examinations, the Bank received a “satisfactory” rating.
The operations of the Bank are also subject to numerous Federal, state and local laws and regulations which set forth specific restrictions and procedural requirements with respect to interest rates on loans, the extension of credit, credit practices, the disclosure of credit terms and discrimination in credit transactions. The Bank also is subject to certain limitations on the amount of cash dividends that it can pay. See Note 13 of Notes to Consolidated Financial Statements, contained in the 2005 Annual Report, which is included in Exhibit 13 to this report and incorporated by reference in this Item 1.
Deposits of the Bank are insured up to applicable limits by the FDIC and are subject to deposit insurance assessments to maintain the Bank Insurance Fund. The insurance assessments are based upon a matrix that takes into account a bank’s capital level and supervisory rating.
The Company and the Bank are also subject to the following and regulations:
Capital Regulation . The Company and the Bank are subject to risk-based capital standards by which all bank holding companies and banks are evaluated in terms of capital adequacy. These standards relate a banking company’s capital to the risk profile of its assets. The risk-based capital standards require that bank holding companies and banks must have Tier 1 capital of at least 4% and total capital, including Tier 1 capital, equal to at least 8% of its total risk-adjusted assets. Tier 1 capital includes common stockholders’ equity and qualifying perpetual preferred stock together with related surpluses and retained earnings. The remaining portion of this capital standard, known as Tier 2 capital, may be comprised of limited life preferred stock, qualifying subordinated debt instruments, and the reserves for possible loan losses.
Additionally, banking organizations must maintain a minimum leverage ratio of 3% measured as the ratio of Tier 1 capital to adjusted average assets. This 3% leverage ratio is a minimum for the top-rated banking organizations without any supervisory, financial or operational weaknesses or deficiencies and other banking organizations are expected to maintain leverage capital ratios 100 to 200 basis points above the minimum depending on their financial condition.
See Note 13 of Notes to Consolidated Financial Statements, contained in the 2005 Annual Report and incorporated by reference in this Item 1, for a table that provides the Company’s risk based capital ratios and the leverage ratio to minimum regulatory requirements.
Federal Banking Agencies have broad powers to take corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are “well capitalized,” “adequately capitalized,” “under capitalized”, “significantly undercapitalized,” or “critically undercapitalized.” As of December 31, 2005, the Bank was a “well-capitalized” bank as defined by the FDIC.
The FDIC has issued a rule that sets the capital level for each of the five capital categories by which banks are evaluated. A bank is deemed to be “well capitalized” if the bank has a total risk-based capital ratio of 10% or greater, has a Tier 1 risk-based capital ratio of 6% or greater, has a leverage ratio of 5% or greater, and is not subject to any order of final capital directive by the FDIC to meet and maintain a specific capital level for any capital measure. A bank may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it received an unsatisfactory examination rating.
All of the bank regulatory agencies have issued rules that amend their capital guidelines for interest rate risk and require such agencies to consider in their evaluation of a bank’s capital adequacy the exposure of a bank’s capital and economic value to changes in interest rates. These rules do not establish an explicit supervisory threshold. The agencies intend, at a subsequent date, to incorporate explicit minimum requirements for interest rate risk into their risk based capital standards and have proposed a supervisory model to be used together with bank internal models to gather data and hopefully propose at a later date explicit minimum requirements.
Gramm-Leach-Bliley Act. On November 12, 1999, The Gramm-Leach-Bliley Act was singed into law. Gramm-Leach-Bliley permits commercial banks to affiliate with investment banks. It permits bank holding companies to engage in any type of financial activity that includes: securities, insurance, merchant banking/equity investment, financial in nature and complimentary activities. The merchant banking provisions will allow a bank holding company to make a controlling investment in any kind of company, financial or commercial. These new powers allow a bank to engage in virtually every type of activity currently recognized as financial or incidental or complementary to a financial activity. The commercial bank has to be well capitalized, well managed and have a satisfactory or better Community Reinvestment Act rating. Gramm-Leach-Bliley also allows subsidiaries of banks to engage in a broad range of financial activities that are not permitted for banks themselves. Although the Company and the Bank have not commenced these types of activities to day, Gramm-Leach-Bliley enables them to evaluate new financial activities that would complement the products already offered to enhance non-interest income.
Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 implemented a broad range of corporate governance, accounting and reporting measures for companies, like Juniata, that have securities registered under the Securities Exchange Act of 1934. Specifically, the Sarbanes-Oxley Act and the various regulations promulgated under the Act, established, among other things: (i) new requirements for audit committees, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) new standards for auditors and regulation of audits, including independence provisions that restrict non-audit services that accountants may provide to their audit clients; (iv) increased disclosure and reporting obligations for the reporting company and their directors and executive officers, including accelerated reporting of stock transactions and a prohibition on trading during pension blackout periods; (v) a prohibition on personal loans made by insured financial institutions on non-preferential terms and in compliance with other bank regulatory requirements; and (vi) a range of new and increased civil and criminal penalties for fraud and other violations of the securities laws.
Section 404 of the Sarbanes-Oxley Act requires the Company to include in its Annual Report on Form 10-K a report by management and an attestation report by the Company’s independent registered public accounting firm on the adequacy of the Company’s internal control over financial reporting. Management’s internal control report must, among other things; set forth management’s assessment of the effectiveness of the Company’s internal control over financial reporting is effective.
National Monetary Policy
In addition to being affected by general economic conditions, the earnings and growth of the Bank and, therefore, the earnings and growth of the Company, are affected by the policies of regulatory authorities, including the Federal Reserve and the FDIC. An important function of the Federal Reserve is to regulate the money supply and credit conditions. Among the instruments used to implement these objectives are open market operations in U.S. government securities, setting the discount rate and changes in reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall growth and distribution of credit, bank loans, investments and deposits, and their use may also affect interest rates charged on loans or paid on deposits.

The monetary policies and regulations of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The effects of such policies upon the future businesses, earnings and growth of the Company cannot be predicted with certainty.
Employees
As of December 31, 2005, the Company had a total of 121 full-time employees and 24 part-time employees.
Additional Information
The Company files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission. So long as the Company is subject to the SEC’s reporting requirements, we will continue to furnish the reports and other required information to the SEC.
You may read and copy any reports, statements and other information we file at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operations of the Public Reference Room. Our SEC filings are also available on the SEC’s Internet site (http://www.sec.gov).
The Company’s common stock is quoted under the symbol “JUVF” on the OTC Bulletin Board, an automated quotation service, made available through, and governed by, the NASDAQ system. You may also read reports, proxy statements and other information we file at the offices of the National Association of Securities Dealers, Inc., 1735 K Street, N.W., Washington, DC 20006.
The Company’s Internet address is www.JVBonline.com. At that address, we make available free of charge the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act (see “Investor Information” section of website), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.
In addition, we will provide, at no cost, paper or electronic copies of our reports and other filings made with the SEC (except for exhibits). Requests should be directed to JoAnn N. McMinn, Chief Financial Officer, Juniata Valley Financial Corp., PO Box 66, Mifflintown, PA 17059.
The information on the websites listed above, is not and should not be considered to be part of this annual report on Form 10-K and is not incorporated by reference in this document.

ITEM 1A. RISK FACTORS
In analyzing whether to make or to continue an investment in the Company, investors should consider, among other factors, the following:
Economic Conditions and Related Uncertainties. Commercial banking is affected, directly and indirectly, by local, domestic, and international economic and political conditions, and by governmental monetary and fiscal policies. Conditions such as inflation, recession, unemployment, volatile interest rates, tight money supply, real estate values, international conflicts and other factors beyond the Company’s control may adversely affect the potential profitability of the Company. Any future rises in interest rates, while increasing the income yield on the Company’s earnings assets, may adversely affect loan demand and the cost of funds and, consequently, the profitability of the Company. Any future decreases in interest rates may adversely affect the Company’s profitability because such decreases may reduce the amounts that the Company may earn on its assets. Economic downturns could result in the delinquency of outstanding loans. Management does not expect any one particular factor to have a material effect on the Company’s results of operations. However, downtrends in several areas, including real estate, construction and consumer spending, could have a material adverse impact on the Company’s ability to remain profitable.
Effect of Interest Rates on the Bank and the Company. The operations of financial institutions such as the Company are dependent to a large degree on net interest income, which is the difference between interest income from loans and investments and interest expense on deposits and borrowings. An institution’s net interest income is significantly affected by market rates of interest that in turn are affected by prevailing economic conditions, by the fiscal and monetary policies of the federal government and by the policies of various regulatory agencies. At December 31, 2005, total interest bearing deposits maturing or repricing within one year exceeded total interest earning loans and investments maturing or repricing during the same time period by $26.8 million, representing a cumulative one-year sensitivity ratio of 0.85. See Table 4 — Maturity Distribution in Management’s Discussion and Analysis of Financial Condition in the 2005 Annual Report, incorporated by reference in this Item 1A. Simulation of interest rate changes suggests that if interest rates decreased, net interest income would likely decrease over the next twelve months, as explained in the “Market / Interest Rate Risk” section of Management’s Discussion and Analysis of Financial Condition in the 2005 Annual Report. Like all financial institutions, the Company’s balance sheet is affected by fluctuations in interest rates. Volatility in interest rates can also result in disintermediation, which is the flow of deposits away from financial institutions into direct investments, such as US Government and corporate securities and other investment vehicles, including mutual funds, which, because of the absence of federal insurance premiums and reserve requirements, generally pay higher rates of return than bank deposit products. See “Item 7: Management’s Discussion of Financial Condition and Results of Operations” and “Item 7A: Quantitative and Qualitative Disclosure about Market Risk”.
Federal and State Government Regulations. The operations of the Company and the Bank are heavily regulated and will be affected by present and future legislation and by the policies established from time to time by various federal and state regulatory authorities. In particular, the monetary policies of the Federal Reserve have had a significant effect on the operating results of banks in the past, and are expected to continue to do so in the future. Among the instruments of monetary policy used by the Federal Reserve to implement its objectives are changes in the discount rate charged on bank borrowings and changes in the reserve requirements on bank deposits. It is not possible to predict what changes, if any, will be made to the monetary polices of the Federal Reserve or to existing federal and state legislation or the effect that such changes may have on the future business and earnings prospects of the Company.
During the past several years, significant legislative attention has been focused on the regulation and deregulation of the financial services industry. Non-bank financial institutions, such as securities brokerage firms, insurance companies and money market funds, have been permitted to engage in activities that compete directly with traditional bank business.
Competition. As discussed in Item 1, the Company faces strong competition from other banks, savings institutions and other financial institutions that have branch offices or engage in marketing efforts in the

Company’s market area, as well as many other companies now offering a range of financial services. Many of these competitors have substantially greater financial resources and larger branch systems than the Company. In addition, many of the Bank’s competitors have higher legal lending limits than does the Bank. Particularly intense competition exists for sources of funds including savings and retail time deposits and for loans, deposits and other services that the Bank offers. See “Item 1: Business — Competition.”
Allowance for Loan Losses. The Company has established an allowance for loan losses which management believes to be adequate to offset probable losses on the Company’s existing loans. However, there is no precise method of estimating loan losses. There can be no assurance that any future declines in real estate market conditions, general economic conditions or changes in regulatory policies will not require the Company to increase its allowance for loan losses.
Dividends. While the Board of Directors expects to continue its policy of regular dividend payments, this dividend policy will be reviewed periodically in light of future earnings, regulatory restrictions and other considerations. No assurance can be given, therefore, that cash dividends on common stock will be paid in the future. See “Item 5: Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.”
Market for Common Stock. The Company’s common stock is quoted under the symbol “JUVF” on the OTC Bulletin Board, an automated quotation service, made available through, and governed by, the NASDAQ system. There can be no assurance that a regular and active market for the Common Stock will develop in the foreseeable future. See “Item 5: Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.” Investors in the shares of common stock must, therefore, be prepared to assume the risk of their investment for an indefinite period of time.
“Anti-Takeover” and “Anti-Greenmail” Provisions and Management Implications. The Articles of Incorporation of the Company presently contain certain provisions which may be deemed to be “anti-takeover” and “anti-greenmail” in nature in that such provisions may deter, discourage or make more difficult the assumption of control of the Company by another corporation or person through a tender offer, merger, proxy contest or similar transaction or series of transactions. The overall effects of the “anti-takeover” and “anti-greenmail” provisions may be to discourage, make more costly or more difficult, or prevent a future takeover offer, prevent shareholders from receiving a premium for their securities in a takeover offer, and enhance the possibility that a future bidder for control of the Company will be required to act through arms-length negotiation with the Company’s Board of Directors. Copies of the Articles of Incorporation of the Company are on file with the Securities and Exchange Commission and the Pennsylvania Secretary of State.
Stock Not an Insured Deposit. Investments in the shares of the Company’s Common Stock are not deposits insured against loss by the FDIC or any other entity.
Internal Controls. If the Company fails to maintain an effective system of internal controls, it may not be able to accurately report its financial results or prevent fraud. As a result, current and potential shareholders could lose confidence in the Company’s financial reporting, which could harm its business and the trading price of its common stock. The Company has established a process to document and evaluate its internal controls over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations, which require annual management assessments of the effectiveness of the Company’s internal controls over financial reporting and a report by the Company’s independent auditors addressing these assessments. In this regard, management has dedicated internal resources, engaged outside consultants and adopted a detailed work plan to (i) assess and document the adequacy of internal controls over financial reporting, (ii) take steps to improve control processes, where appropriate, (iii) validate through testing that controls are functioning as documented and (iv) implement a continuous reporting and improvement process for internal control over financial reporting. The Company’s efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding the Company’s assessment of its internal controls over financial reporting and the Company’s independent auditors’ audit of that assessment have resulted, and are likely to continue to result, in increased expenses. The Company’s management and audit committee have given the Company’s compliance with Section 404 the highest priority. The Company cannot be certain that these measures will ensure that the Company implements and maintains adequate controls over its financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm the Company’s operating results or cause the Company to fail to meet its reporting obligations. If the Company fails to correct any issues in the design or operating effectiveness of internal controls over financial reporting or fails to prevent fraud, current and potential shareholders could lose confidence in the Company’s financial reporting, which could harm its business and the trading price of its common stock.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The physical properties of the Company are all owned or leased by the Bank.
The Bank owns and operates exclusively for banking purposes the buildings located at:
Bridge and Main Streets, Mifflintown, Pennsylvania (its corporate headquarters)
Butcher Shop Road, Mifflintown, Pennsylvania (financial center)
301 Market Street, Port Royal, Pennsylvania (branch office)
Corner of Main and School Streets, McAlisterville, Pennsylvania (branch office)
Four North Market Street, Millerstown, Pennsylvania (branch office)
Main Street, Blairs Mills, Pennsylvania (branch office)
Monument Square, Lewistown, Pennsylvania (branch office)
Route 322 Reedsville, Pennsylvania (branch office)
100 West Water Street, Lewistown, Pennsylvania (branch office)
302 South Logan Boulevard, Burnham, Pennsylvania (branch office)
The Bank leases four offices:
Branch Offices —
Shopping Plaza, Legislative Route 31, Mifflintown, Pennsylvania (lease extension expires in 2007)
Wal-Mart Supercenter, Lewistown, Pennsylvania (lease expires October 2006)
Financial Services Office —
127 South Main Street, Lewistown, Pennsylvania (lease expires November 2014)
Loan Production Office —
1525 Science Street, State College, Pennsylvania (lease renews monthly)
The Bank owns property at 100 East Market Street, Lewistown, Pennsylvania, that was a former branch office and which the Bank is actively attempting to sell.
ITEM 3. LEGAL PROCEEDINGS
The nature of the Company’s and Bank’s business, at times, generates litigation involving matters arising in the ordinary course of business. However, in the opinion of management, there are no proceedings pending to which the Company or the Bank is a party or to which its property is subject, which, if determined adversely to the Bank, would be material in relation to the Bank’s financial condition. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Bank by government authorities or others.
The Company has not been required to pay a penalty to the Internal Revenue Service for failing to make required disclosures with respect to certain transactions identified by the IRS as abusive or that have a significant tax avoidance purpose.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Information regarding the market for the Company’s stock, the market price of the stock and dividends that the Company has paid is included in the Company’s Annual Report to Shareholders for the year ended December 31, 2005, in the section entitled “Common Stock Market Prices and Dividends,” and is incorporated by reference in this Item 5. For information concerning the Company’s Equity Compensation Plans, see “Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”. As of March 7, 2006, there were approximately 1,823 registered holders of the Company’s outstanding common stock.

(c)			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number	Average	Part of Publicly	Shares that May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	per Share	Programs	Plans or Programs (1)

October 1-31, 2005	30,000	$23.86	30,000	232,248
November 1-30 2005	15,000	24.25	15,000	217,248
December 1-31 2005	16,500	24.25	16,500	200,748

Totals	61,500	$24.06	61,500	200,748

(1)	In October 2005, the Board of Directors authorized the repurchase of an additional 200,000 shares in conjunction with their Treasury Stock Buyback program. There is no expiration date to this buyback.
ITEM 6. SELECTED FINANCIAL DATA
The section entitled “Five Year Financial Summary — Selected Financial Data” in the Company’s Annual Report to Shareholders for the year ended December 31, 2005 is incorporated by reference in this Item 6.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The section entitled “Management’s Discussion and Analysis of Financial Condition” and “Results of Operations” in the Company’s Annual Report to Shareholders for the year ended December 31, 2005 is incorporated by reference in this Item 7.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
The section entitled “Management’s Discussion and Analysis — Financial Condition — Market / Interest Rate Risk” in the Company’s Annual Report to Shareholders for the year ended December 31, 2005 is incorporated by reference in this Item 7A.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Company’s Consolidated Financial Statements and the Notes to Consolidated Financial Statements thereto included in the Company’s Annual Report to Shareholders for the year ended December 31, 2005 is incorporated by reference in this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Attached as exhibits to this Form 10-K are certifications of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the Exchange Act). This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
The Company’s management, with the participation of its CEO and CFO, conducted an evaluation, as of December 31, 2005, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based on this evaluation, the Company’s CEO and CFO concluded that, as of the end of the period covered by this annual report, the Company’s disclosure controls and procedures were effective in reaching a reasonable level of assurance that management is timely alerted to material relating to the Company during the period when the Company’s periodic reports are being prepared.
Report on Management’s Assessment of Internal Control over Financial Reporting
The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Management’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with U.S. generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
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
In order to ensure that the corporation’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its audited financial statements prepared as of December 31, 2005. Management retained the assistance of an outside provider of internal auditing service in its documentation, testing and evaluation of internal control over financial reporting. In assessing its internal controls, the Company followed the requirements of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 2 and addressed all of the points to the auditor required by the PCAOB with respect to what to look for in evaluating management’s assessment process. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
Based on its assessment, the Company’s management has concluded that, as of December 31, 2005, the Company’s internal control over financial reporting is effective based on the criteria set forth by COSO in Internal Control — Integrated Framework.
The Company’s independent registered public accounting firm, Beard Miller Company LLC, has audited the financial statements of the Company as of December 31, 2005 and has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting.
/s/ Francis J. Evanitsky
Francis J. Evanitsky, President and Chief Executive Officer
/s/ JoAnn N. McMinn
JoAnn N. McMinn, Chief Financial Officer
Report of Beard Miller Company LLP Regarding the Company’s Internal Control Over Financial Reporting
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Juniata Valley Financial Corp.
Mifflintown, Pennsylvania
     We have audited management’s assessment, included in the accompanying Managements’ Report on Internal Control over Financial Reporting that Juniata Valley Financial Corp. and its wholly-owned subsidiary, The Juniata Valley Bank, maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Juniata Valley Financial Corp. and its wholly-owned subsidiary, The Juniata Valley Bank’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
     In our opinion, management’s assessment that Juniata Valley Financial Corp. and its wholly-owned subsidiary, The Juniata Valley Bank, maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Juniata Valley Financial Corp. and its wholly-owned subsidiary, The Juniata Valley Bank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Juniata Valley Financial Corp. and its wholly-owned subsidiary, The Juniata Valley Bank as of December 31, 2005 and 2004 and the related consolidated statements of income, stockholder’s equity and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 2, 2006 expressed an unqualified opinion.
/s/ Beard Miller Company LLP
Pittsburgh, Pennsylvania
March 2, 2006
Changes in Internal Control Over Financial Reporting
The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, also conducted an evaluation of the Company’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), to determine whether any changes occurred during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there was no such change during the quarter ended December 31, 2005.
A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. The Company conducts periodic evaluations of its controls to enhance, where necessary, its procedures and controls. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Incorporated by reference herein is information appearing in the Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2006 under the captions “Directors of the Company”, “Executive Officers of the Company”, “Meetings and Committees of the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance”. The Company has adopted a Code of Ethics that is applicable to the Company’s Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer and other designated senior officers, which can be found in the Investor Information – Governance Documents section of the Company’s website at www.JVBonline.com. The Company will file its Proxy Statement on or before April 28, 2006.
ITEM 11. EXECUTIVE COMPENSATION
Incorporated by reference herein is the information contained in the Proxy Statement under the caption “Compensation of Management”. The Company will file its Proxy Statement on or before April 28, 2006.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference herein is the information contained in the Proxy Statement under the caption “Stock Ownership by Management and Beneficial Owners”. Additionally, the following table contains information regarding equity compensation plans approved by shareholders, which include a stock option plan for the Company’s employees and an employee stock purchase plan. The Company has no equity compensation plans that were not approved by shareholders. The Company will file its Proxy Statement on or before April 28, 2006.

Number of
securities
	Number of		remaining available
	securities to be		for future issuance
	issued upon	Weighted average	under equity
	exercise of	exercise price of	compensation plans
	outstanding	outstanding	(excluding
	options, warrants	options, warrants	securities
	and rights	and rights	reflected in column a)
Plan Category	a	b	c

Equity compensation plans approved by security holders	57,983	$17.25	584,117
Equity compensation plans not approved by security holders	—	—

Total	57,983	$17.25	584,117

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Incorporated by reference herein is the information contained in the Proxy Statement under the caption “Transactions Between Management and Bank”. The Company will file its Proxy Statement on or before April 28, 2006.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated by reference herein is information contained in the Proxy Statement under the caption “Independent Certified Public Accountants”. The Company will file its Proxy Statement on or before April 28, 2006.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) The following consolidated financial statements of the Company are filed as part of this Form 10-K:
(i)	Report of Independent Registered Public Accounting Firm

(ii)	Consolidated Statements of Financial Condition as of December 31, 2005 and December 31, 2004

(iii)	Consolidated Statements of Income for the fiscal years ended December 31, 2005, December 31, 2004 and December 31, 2003

(iv)	Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2005, December 31, 2004 and December 31, 2003

(v)	Consolidated Statements of Stockholders’ Equity for the fiscal years ended December 31, 2005, December 31, 2004 and December 31, 2003

(vi)	Notes to Consolidated Financial Statements
(a)(2) Financial Statements Schedules. All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and have therefore been omitted.
(a)(3) Exhibits.

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 4.1 to the Company’s Form S-3 Registration Statement no. 333-129023 filed with the SEC on October 14, 2005)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s report on Form 8-K filed with the SEC on February 23, 2006)

10.1	1982 Directors Deferred Compensation Agreement for A. Jerome Cook,(incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-K filed with the SEC on March 28, 2003)*

10.2	1982 Directors Deferred Compensation Agreement for Don E. Haubert (incorporated by reference to Exhibit 10.2 to the Company’s report on Form 10-K filed with the SEC on March 28, 2003)*

10.3	1983 Directors Deferred Compensation Agreement for John A. Renninger (incorporated by reference to Exhibit 10.3 to the Company’s report on Form 10-K filed with the SEC on March 28, 2003)*

10.4	1986 Directors Deferred Compensation Agreement for A. Jerome Cook (incorporated by reference to Exhibit 10.4 to the Company’s report on Form 10-K filed with the SEC on March 28, 2003)*

10.5	1986 Directors Deferred Compensation Agreement for Don E. Haubert (incorporated by reference to Exhibit 10.5 to the Company’s report on Form 10-K filed with the SEC on March 28, 2003)*

10.6	1987 Directors Deferred Compensation Agreement for John A. Renninger (incorporated by reference to Exhibit 10.6 to the Company’s report on Form 10-K filed with the SEC on March 28, 2003)*

10.7	1991 Directors Deferred Compensation Agreement for A. Jerome Cook (incorporated by reference to Exhibit 10.7 to the Company’s report on Form 10-K filed with the SEC on March 28, 2003)*

10.8	1992 Directors Deferred Compensation Agreement for John A. Renninger (incorporated by reference to Exhibit 10.8 to the Company’s report on Form 10-K filed with the SEC on March 28, 2003)*

10.9	1992 Directors Deferred Compensation Agreement for Ronald H. Witherite (incorporated by reference to Exhibit 10.9 to the Company’s report on Form 10-K filed with the SEC on March 28, 2003)*

10.10	1993 Directors Deferred Compensation Agreement for Dale G. Nace (incorporated by reference to Exhibit 10.10 to the Company’s report on Form 10-K filed with the SEC on March 28, 2003)*

10.11	1988 Retirement Program for Directors (incorporated by reference to Exhibit 10.11 to the Company’s report on Form 10-K filed with the SEC on March 28, 2003)*

10.12	1999 Directors Deferred Compensation Agreement (incorporated by reference to Exhibit 10.12 to the Company’s report on Form 10-K filed with the SEC on March 28, 2003)*

10.13	Director Supplemental Life Insurance/ Split Dollar Plan (incorporated by reference to Exhibit 10.13 to the Company’s report on Form 10-K filed with the SEC on March 28, 2003)*

10.14	2001 Directors Retirement Agreement. Incorporated by reference to Exhibit 10.14 to the Company’s report on Form 10-K filed with the SEC on March 28, 2003)*

10.15	2004 Executive Annual Incentive Plan (incorporated by reference to Exhibit 10.15 to the Company’s report on Form 10-K filed with the SEC on March 16, 2005)*

10.16	Employment Agreement with Francis Evanitsky (incorporated by reference to Exhibit 10 to the Company’s report on Form 8-K filed with the SEC on June 14, 2005)*

10.17	Change of control Severance Agreement with JoAnn N. McMinn (incorporated by reference to Exhibit 10 to the Company’s report on Form 10-Q filed with the SEC on November 8, 2005)*

10.18	Salary continuation Agreement with Francis J. Evanitsky, as amended*

13.1	Portions of 2005 Annual Report to Shareholder

21	The only subsidiary of the Company is Juniata Valley Bank.

23	Consent of Beard Miller Company LLP

31.1	Rule 13a-4(d) Certification of Francis J. Evanitsky, the Chief Executive Officer

31.2	Rule 13a-4(d) Certification of JoAnn N. McMinn, the Chief Financial Officer

32.1	Section 1350 Certification of Francis J. Evanitsky, the Chief Executive Officer

32.2	Section 1350 Certification of JoAnn N. McMinn, the Chief Financial Officer

*	Denotes a compensatory plan.

(b)	Exhibits. The exhibits required to be filed as part of this report are submitted as a separate section of this report.

(c)	Financial Statements Schedules. None Required.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
JUNIATA VALLEY FINANCIAL CORP. (REGISTRANT)
Date: March 16, 2006
/s/ Francis J. Evanitsky
By /s/ Francis J. Evanitsky
Director, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report ahs been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Timothy I. Havice
Timothy I. Havice	March 16, 2006
Chairman

/s/ Ronald H. Witherite
Ronald H. Witherite	March 16, 2006
Secretary

/s/ Martin L. Dreibelbis
Martin L. Dreibelbis	March 16, 2006
Vice Chairman

Joe E. Benner
Director

/s/ A. Jerome Cook
A. Jerome Cook	March 16, 2006
Director

/s/ Jan G. Snedeker
Jan G. Snedeker	March 16, 2006
Director

/s/ Don E. Haubert
Don E. Haubert	March 16, 2006
Director

/s/ John A. Renninger
John A. Renninger	March 16, 2006
Director

/s/ Francis J. Evanitsky
Francis J. Evanitsky
Director, President and Chief Executive Officer	March 16, 2006

/s/ Dale G. Nace
Dale G. Nace	March 16, 2006
Director

/s/ Harold B. Shearer
Harold B. Shearer	March 16, 2006
Director

Philip E. Gingerich, Jr.
Director

/s/ Charles L. Hershberger
Charles L. Hershberger	March 16, 2006
Director

/s/ Marshall L. Hartman
Marshall L. Hartman	March 16, 2006
Director

/s/ Robert K. Metz, Jr.
Robert K. Metz, Jr.	March 16, 2006
Director

/s/ Richard M. Scanlon, DMD
Richard M. Scanlon, DMD	March 16, 2006
Director

/s/ JoAnn N. McMinn
JoAnn N. McMinn	March 16, 2006
Chief Financial Officer
Chief Accounting Officer