Form 10-Q
period 2006-03-31
JUNIATA VALLEY FINANCIAL CORP
filed 2006-05-10
CIK 714712

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934
For the quarterly period ended March 31, 2006

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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.           ☑ Yes            ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act)
Large accelerated filer ☐           Accelerated filer ☑           Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 10, 2006

Common Stock ($1.00 par value)	4,489,539 shares

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Juniata Valley Financial Corp. and Subsidiary
Consolidated Statements of Financial Condition
(Amounts in thousands, except share data)

	March 31,	December 31,
	2006	2005
	Unuadited	Audited
ASSETS
Cash and due from banks	$9,703	$16,373
Interest bearing deposits with banks	72	66

Cash and cash equivalents	9,775	16,439

Interest bearing time deposits with banks	5,660	5,660
Securities available for sale	65,325	66,699
Securities held to maturity, fair value of $8,535 and $3,436 respectively	8,595	3,493
Restricted investment in Federal Home Loan Bank (FHLB) stock	1,507	1,356

Total loans, net of unearned interest	302,434	298,063
Less: Allowance for loan losses	(2,780)	(2,763)

Total loans, net of allowance for loan losses	299,654	295,300

Premises and equipment, net	6,085	6,211
Bank owned life insurance	10,654	10,647
Accrued interest receivable and other assets	6,047	4,997

Total assets	$413,302	$410,802

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$42,731	$46,041
Interest bearing	299,009	297,426

Total deposits	341,740	343,467

Securities sold under agreements to repurchase	4,259	4,201
Short-term borrowings	9,000	5,600
Long-term debt	5,000	5,000
Other interest bearing liabilities	841	819
Accrued interest payable and other liabilities	5,255	4,596

Total liabilities	366,095	363,683

Stockholders’ Equity:
Preferred stock, no par value:
Authorized - 500,000 shares, none issued
Common stock, par value $1.00 per share:
Authorized - 20,000,000 shares;
Issued - 4,745,826 shares
Outstanding -
4,489,539 shares at March 31, 2006;
4,503,392 shares at December 31, 2005	4,746	4,746
Surplus	18,224	18,177
Retained earnings	29,973	29,486
Accumulated other comprehensive (loss)	(767)	(694)
Cost of common stock in Treasury:
256,287 shares at March 31, 2006;
242,434 shares at December 31, 2005	(4,969)	(4,596)

Total stockholders’ equity	47,207	47,119

Total liabilities and stockholders’ equity	$413,302	$410,802

See accompanying notes to consolidated financial statements.

Juniata Valley Financial Corp. and Subsidiary
Consolidated Statements of Income
For the three months ended March 31, 2006 and 2005 (Unaudited)
(Dollar amounts in thousands, except share data)

	Three Months Ended
	March 31,
	2006	2005
Interest income:
Loans, including fees	$5,202	$4,757
Taxable securities	498	485
Tax-exempt securities	164	167
Other interest income	60	79

Total interest income	5,924	5,488

Interest expense:
Deposits	2,153	1,686
Securities sold under agreements to repurchase	48	25
Short-term borrowings	92	5
Long-term debt	35	36
Other interest bearing liabilities	5	5

Total interest expense	2,333	1,757

Net interest income	3,591	3,731
Provision for loan losses	30	28

Net interest income after provision for loan losses	3,561	3,703

Noninterest income:
Trust fees	136	97
Customer service fees	342	334
Earnings on bank-owned life insurance	92	105
Commissions from sales of annuities and mutual funds	83	96
Gain on sale of loans and other assets	13	4
Gain on sale of securities	67	99
Other noninterest income	137	117

Total noninterest income	870	852

Noninterest expense:
Salaries and wages	1,086	1,050
Employee benefits	378	378
Occupancy	202	207
Equipment	156	140
Data processing expense	317	312
Director compensation	125	122
Professional fees	86	94
Taxes, other than income	114	130
Other noninterest expense	280	226

Total noninterest expense	2,744	2,659

Income before income taxes	1,687	1,896
Provision for income taxes	483	533

Net income	$1,204	$1,363

Earnings per share
Basic	$0.27	$0.30
Diluted	$0.27	$0.30
Cash dividends declared per share	0.16	0.50
Weighted average shares outstanding	4,490,243	4,559,570
Weighted average shares and share equivalents outstanding	4,505,178	4,575,954
See accompanying notes to unaudited consolidated financial statements.

Juniata Valley Financial Corp. and Subsidiary
Consolidated Statement of Changes in Stockholders’ Equity
For the three months ended March 31, 2006 (Unaudited)
(Amounts in thousands, except share data)

	Number				Accumulated
	of				Other		Total
	Shares	Common		Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Surplus	Earnings	(Loss)	Stock	Equity

Balance at December 31, 2005	4,503,392	$4,746	$18,177	$29,486	$(694)	$(4,596)	$47,119
Comprehensive income:
Net income				1,204			1,204
Change in unrealized losses on securities available for sale, net of reclassifica- tion adjustment and tax effects					(73)		(73)

Total comprehensive income							1,131
Cash dividends at $0.16 per share				(717)			(717)
Stock-based compensation activity			9				9
Purchase of treasury stock, at cost	(22,000)					(531)	(531)
Treasury stock issued for dividend reinvestment plan	8,147		38			158	196

Balance at March 31, 2006	4,489,539	$4,746	$18,224	$29,973	$(767)	$(4,969)	$47,207

Juniata Valley Financial Corp. and Subsidiary
Consolidated Statement of Changes in Stockholders’ Equity
For the three months ended March 31, 2005 (Unaudited)
(Amounts in thousands, except share data)

	Number				Accumulated
	of				Other		Total
	Shares	Common		Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Surplus	Earnings	Income (Loss)	Stock	Equity

Balance at December 31, 2004	2,280,629	$2,373	$20,386	$29,966	$414	$(2,986)	$50,153
Comprehensive income:
Net income				1,363			1,363
Change in unrealized losses on securities available for sale, net of reclassifica- tion adjustment and tax effects					(632)		(632)

Total comprehensive income							731
Cash dividends at $.50 per share				(2,279)			(2,279)
Purchase of treasury stock, at cost	(2,000)					(86)	(86)

Balance at March 31, 2005	2,278,629	$2,373	$20,386	$29,050	$(218)	$(3,072)	$48,519

See accompanying notes to consolidated financial statements.

Juniata Valley Financial Corp. and Subsidiary
Consolidated Statements of Cash Flows
For the three months ended March 31, 2006 and 2005 (Unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2006	2005
Operating activities:
Net income	$1,204	$1,363
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	30	28
Provision for depreciation	146	150
Net amortization of security premiums	31	17
Net realized gains on sales of securities	(67)	(99)
Net realized gains on sales of loans and other assets	(13)	(4)
Earnings on investment in life insurance	(92)	(105)
Deferred compensation expense	56	124
Payment of deferred compensation	(58)	(92)
Deferred income tax credit	(17)	—
Increase in accrued interest receivable and other assets	(710)	(935)
Increase in accrued interest payable and other liabilities	692	743

Net cash provided by operating activities	1,202	1,190

Investing activities:
Purchases of:
Securities available for sale	(101)	(2,992)
Held to maturity securities	(5,100)	(4,400)
FHLB stock	(258)	(275)
Bank premises and equipment	(20)	(63)
Bank owned life insurance	(25)	—
Proceeds from:
Sales of available for sale securities	—	126
Maturities of and principal repayments on:
Securities available for sale	1,261	3,743
Held to maturity securities	—	1,000
Redemption of FHLB stock	107	561
Bank owned life insurance	110	—
Net increase in loans receivable	(4,519)	(5,078)

Net cash used in investing activities	(8,545)	(7,378)

Financing activities:
Net increase (decrease) in deposits	(1,727)	4,787
Net increase (decrease) in short-term borrowings and securities sold under agreements to repurchase	3,458	(1,474)
Cash dividends	(717)	(2,279)
Purchase of treasury stock	(531)	(86)
Treasury stock issued for dividend reinvestment and employee stock purchase plan	196	—

Net cash provided by financing activities	679	948

Net decrease in cash and cash equivalents	(6,664)	(5,240)
Cash and cash equivalents at beginning of period	16,439	14,800

Cash and cash equivalents at end of period	$9,775	$9,560

Supplemental information:
Interest paid	$2,325	$1,749
Income taxes paid	$475	$—
Supplemental schedule of noncash investing and financing activities
Transfer of loans to other real estate owned	$148	$—
See accompanying notes to unaudited consolidated financial statements.

Juniata Valley Financial Corp. and Subsidiary
Notes to Unaudited Consolidated Financial Statements
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE A — Basis of Presentation
The financial information includes the accounts of Juniata Valley Financial Corp. (the “Corporation”) and its wholly owned subsidiary, The Juniata Valley Bank (the “Bank”). All significant intercompany accounts and transactions have been eliminated.
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three-month period ended March 31, 2006, are not necessarily indicative of the results for the year ended December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in Juniata Valley Financial Corp. annual report on Form 10-K for the year ended December 31, 2005.
All prior period share and per-share data presented has been stated to reflect the effect of a two for one stock split which was effective on October 31, 2005.
Certain prior year amounts have been reclassified to conform with the current year presentation. Such reclassifications had no effect on net income or stockholders’ equity.
NOTE B — Recent Accounting Pronouncements
In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting (“FAS”) No. 155, Accounting for Certain Hybrid Instruments, as an amendment of FASB Statements No. 133 and 140. FAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of this standard is not expected to have a material effect on the Corporation’s consolidated results of operations or financial position.
In March 2006, the FASB issued FAS No. 156, Accounting for Servicing of Financial Assets. This Statement, which is an amendment to FAS No. 140, will simplify the accounting for servicing assets and liabilities, such as those common with mortgage securitization activities. Specifically, FAS No. 156 addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify efforts to obtain hedge-like (offset) accounting. FAS No. 156 also clarifies when an obligation to service financial assets should be separately recognized as a servicing asset or a servicing liability, requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable, and permits an entity with a separately recognized servicing asset or servicing liability to choose either of the amortization or fair value methods for subsequent measurement. The provisions of FAS No. 156 are effective as of the beginning of the first fiscal year that begins after September 15, 2006. The adoption of this standard is not expected to have a material effect on the Corporation’s consolidated results of operations or financial position.
In February 2006, the FASB issued FASB Staff Position No. FAS 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event.” This Position amends SFAS 123(R) to incorporate that a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control does not meet certain conditions in SFAS 123(R) until it becomes probable that the event will occur. The guidance in the FASB Staff Position shall be applied upon initial adoption of Statement 123(R). The Corporation is currently evaluating the impact that the adoption of SFAS 123R will have on its consolidated financial statements.

NOTE C — Comprehensive Income
Accounting principles generally accepted in the United States of America require that recognized revenue, expenses, gains, and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income (loss).
The components of comprehensive income and related tax effects are as follows (in thousands):

	Three Months Ended March 31, 2006			Three Months Ended March 31, 2005
	Before	Tax Expense		Before	Tax Expense
	Tax	or	Net-of-Tax	Tax	or	Net-of-Tax
	Amount	(Benefit)	Amount	Amount	(Benefit)	Amount
Net income	$1,687	$483	$1,204	$1,896	$533	$1,363
Other comprehensive income (loss):

Unrealized losses on available for sale securities:
Unrealized holding losses arising during the period	(44)	(15)	(29)	(860)	(293)	(567)
Less reclassification adjustment for gains included in net income	(67)	(23)	(44)	(99)	(34)	(65)

Other comprehensive loss	(111)	(38)	(73)	(959)	(327)	(632)

Total comprehensive income	$1,576	$445	$1,131	$937	$206	$731

NOTE D — Stock Option Plan
At March 31, 2006, the Corporation has a stock-based employee compensation plan. Prior to January 1, 2006, the Corporation accounted for this plan under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation”. No stock-based employee compensation cost was recognized in the Consolidated Statements of Income for the periods reported prior to January 1, 2006, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Corporation adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment”, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the first quarter of 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006 (if any), based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). None were granted in the first quarter of 2006. Results for prior periods have not been restated.
As a result of adopting Statement 123(R) on January 1, 2006, the Corporation’s income before taxes and net income for the quarter ended March 31, 2006 are $9,000 lower than if it had continued to account for share-based compensation under Opinion 25. Basic and diluted earnings per share for the quarter ended March 31, 2006 would have been $0.27 if the Corporation had not adopted Statement 123(R), the same as the reported basic and diluted earnings per share.
Prior to the adoption of Statement 123(R), the Corporation presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. Statement 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for the options (excess tax benefits) to be classified as financing cash flows. There were no such tax benefits in the first quarter of 2006.
The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of Statement 123 to options granted under the Corporation’s stock option plan in prior periods presented. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing formula and amortized to expense over the options’ vesting periods.

Three Months Ended
March 31,
(Dollar amounts in thousands, except share data)	2005

Net income, as reported	$1,363

Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5)

Pro forma net income	$1,358

Basic net income per share, as reported	$0.30
Pro forma basic net income per share	$0.30

Diluted net income per share, as reported	$0.30
Pro forma diluted net income per share	$0.30
NOTE E — Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

(Amounts, except earnings per share, in thousands)
	Three Months	Three Months
	Ended	Ended
	March 31, 2006	March 31, 2005
Net income	$1,204	$1,363

Weighted-average common shares outstanding	4,490	4,560

Basic earnings per share	$0.27	$0.30

Weighted-average common shares outstanding	4,490	4,560

Common stock equivalents due to effect of stock options	15	16

Total weighted-average common shares and equivalents	4,505	4,576

Diluted earnings per share	$0.27	$0.30

NOTE F — Commitments, Contingent Liabilities and Guarantees
In the ordinary course of business, the Corporation makes commitments to extend credit to its customers through letters of credit, loan commitments and lines of credit. At March 31, 2006, the Bank had $50,990,000 outstanding in loan commitments and other unused lines of credit extended to its customers.
The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its letters of credit. Letters of credit written are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Corporation, generally, holds collateral and/or personal guarantees supporting these commitments. The Corporation had $764,000 of letters of credit as of March 31, 2006. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of March 31, 2006, for guarantees under letters of credit issued is not material.

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
Pension expense included the following components for the three month periods ended March 31, 2006 and 2005:

(Dollar amounts in thousands)
	Three Months Ended
	March 31,
	2006	2005

Components of net periodic pension cost
Service cost	$74	$70
Interest cost	92	86
Expected return on plan assets	(90)	(83)
Additional recognized amounts	18	19

Net periodic pension cost	$94	$92

NOTE H — Subsequent Events
On April 18, 2006, the Board of Directors declared a cash dividend of $0.16 to shareholders of record May 15, 2006, payable on June 1, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements:
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
Critical Accounting Policies:
Disclosure of the Corporation’s significant accounting policies is included in the notes to the consolidated financial statements of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005. Some of these policies are particularly sensitive, requiring significant judgments, estimates, and assumptions to be made by management, most particularly in connection with determining the provision for loan losses and the appropriate level of the allowance for loan losses. There have been no significant changes in the Corporation’s application of critical accounting policies since December 31, 2005. As more fully discussed under Note D to the interim consolidated financial statements, “Stock Option Plan”, the Corporation has adopted accounting standard, FAS No. 123 (R) which was effective for the Corporation on January 1, 2006. The new accounting standard eliminated the ability of the Corporation to account for stock-based compensation under the recognition and measurement principles of APB Opinion 25; the new standard requires the Corporation to recognize in the consolidated income statement compensation cost relating to share-based payment transactions based on the fair value of the equity or liability instruments issued.
General:
The following discusses the consolidated financial condition of the Corporation as of March 31, 2006, as compared to December 31, 2005, and the consolidated results of operations for the three months ended March 31, 2006, compared to the same period in 2005. This discussion should be read in conjunction with the interim consolidated financial statements and related footnotes included herein.
Introduction:
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
Financial Condition:
As of March 31, 2006, total assets increased by $2,500,000, or 0.6% as compared to December 31, 2005. The increase was due to a $4.4 million, or 1.5% increase in loans, which was primarily funded by short term borrowings.
Total securities available for sale at March 31, 2006 decreased $1,374,000 or 2.1% from December 31, 2005, with sales, maturities and principal repayments accounting for $1,398,000 of the decrease. Net unrealized holding losses arising during the period were $44,000 and premium amortization was $33,000. Total purchases of available for sale securities for the period were $101,000. Total securities held to maturity at March 31, 2006 increased $5,102,000 or 146% when compared to December 31, 2005. Total purchases of held-to-maturity securities for the period were

$5,100,000, and there were no calls, maturities or principal repayments during the period. A majority of the calls, maturities, and principal repayments in the available for sale portfolio were reinvested in the held to maturity portfolio in order to invest in tax anticipation securities.
Loans to commercial borrowers increased $3,716,000 or 4.3%, installment loans increased $293,000 or 0.4%, and mortgages increased $717,000 or 0.5%. Management attributes the increases in lending balances to continued customer referrals, the economic climate within the market area, and competitive rates. The growth in loans was primarily funded by maturities of securities within the investment portfolio and short-term borrowings from the Federal Home Loan Bank.
As of March 31, 2006, the Corporation has one large loan relationship considered to be impaired for which there is a specific allocation within the loan loss reserve that management believes is adequate to cover potential future losses. Otherwise, there are no material loans classified for regulatory purposes as loss, doubtful, substandard, or special mention which management expects to significantly impact future operating results, liquidity or capital resources. Following is a summary of the Bank’s non-performing loans on March 31, 2006 as compared to December 31, 2005.

(Dollar amounts in thousands)	March 31, 2006	December 31, 2005

Non-performing loans

Nonaccrual loans	$1,416	$1,514

Accruing loans past due 90 days or more	1,185	724

Restructured loans	—	—

Total	$2,601	$2,238

Average loans outstanding	$300,377	$290,327

Ratio of non-performing loans to average loans outstanding	0.87%	0.77%
Total deposits decreased $1,727,000 or 0.5% during the first three months of 2006. The funding mix is changing as lower paying and non-interest bearing core deposits continue to shift towards higher rate certificates of deposit. Interest bearing deposits grew by $1,583,000, or 0.5%, while non-interest bearing deposits declined by $3,310,000, or 7.2%. Management has continued to offer attractive, yet prudent interest rates on deposit accounts in an effort to attract both new customers and additional deposits from existing customers. However, like most financial institutions in the current environment, Juniata is facing challenges in growing core deposits.
Securities sold under agreements to repurchase increased only slightly, while short-term borrowings increased by $3,400,000, as funds were needed to satisfy the loan demand. Juniata has an unused borrowing capacity of $156.8 million with the Federal Home Loan Bank as of March 31, 2006, as well as other avenues for borrowing from correspondent banks in order to fund additional loan demand if it continues to grow at a higher rate than deposits.
Stockholders’ equity remained relatively unchanged from December 31, 2005 to March 31, 2006. Net income of $1,204,000 was offset by dividends of $717,000 and purchases of treasury stock of $531,000. The Corporation is repurchasing stock into Treasury, pursuant to its Treasury Repurchase Program, and during the first three months of 2006, purchased 22,000 shares, of which 8,147 shares were reissued pursuant to the Corporation’s Dividend Reinvestment Plan. Securities available for sale declined in market value, representing a decrease to equity of $73,000 during the period.
Management is not aware of any current recommendations of the regulatory authorities which, if implemented, would have a material effect on the Corporation’s liquidity, capital resources, or operations.

Subsequent to March 31, 2006, the following events took place:
On April 18, 2006, the Board of Directors declared a cash dividend of $0.16 to shareholders of record May 15, 2006, payable on June 1, 2006.
Comparison of the Three Months ended March 31, 2006 and 2005
Operations Overview:
The first quarter’s income before taxes decreased by $209,000, or 11.0%, when compared to the same period in 2005. Net interest income after provision for loan losses decreased by $142,000 or 3.8%. Non-interest income increased $18,000 or 2.1% while non-interest expense increased by $85,000 or 3.2%. Provision for income tax was reduced by $50,000 when comparing the two quarters, resulting in an overall decrease to net income of $159,000 or 11.7%. Presented below are selected key ratios for the two periods:

	Three Months Ended
	March 31,
	2006	2005

Return on average assets (annualized)	1.17%	1.37%
Return on average equity (annualized)	9.88%	11.10%
Average equity to average assets	11.81%	12.34%
The discussion that follows further explains changes in the components of net income when comparing the first quarter of 2006 with the first quarter of 2005.
Net Interest Income:
Interest on loans increased $445,000 or 9.4% in the first quarter of 2006 as compared to the same period in 2005. An increase of $19.2 million in the average balance of the loan portfolio, in conjunction with an average weighted interest rate increase of 16 basis points were responsible for the higher income over the period. The substantial growth in the loan portfolio seen during 2005 continued during the first quarter of 2006. Management attributes the increases in lending balances to continued customer referrals and business loan demands, the economic climate within the market area, and competitive rates. The growth in loans was primarily funded by proceeds from maturities in the investment portfolio, supplemented by short term borrowings from the Federal Home Loan Bank.
Interest earned on investment securities and money market investments decreased $8,000 in the first quarter of 2006 as compared to 2005 as average balances decreased by $6.8 million. At the same time, due to the rising rate environment since the first quarter of 2005, the average yield on the investment securities and the money market investments rose by 20 basis points and 73 basis points, respectively.
Interest expense on deposits increased $467,000 or 27.7% in the first quarter of 2006 as compared to 2005, reflecting growth in deposits and steadily rising interest rates. The average balance of interest-bearing deposits increased $12,245,000 or 4.2% while the average interest rate paid increased to 2.47% in 2006 from 1.93% in 2005. In order to supply funding for the loan demand during the first quarter of 2006, the Corporation borrowed funds on a short-term basis from the Federal Home Loan Bank.
Total average earning assets during the first quarter of 2006 were $382,232,000, compared to $369,794,000 during the first quarter of 2005, yielding 6.25% in 2006 versus 5.98% in 2005. Funding costs for the earning assets were 2.47% and 1.93%, for the first quarters of 2006 and 2005, respectively. Net interest spread for the first quarter of 2006 was 3.78% and net interest margin on a fully tax-equivalent basis was 3.89%. For the same period in 2005, net interest spread and fully-tax equivalent net interest margin were 4.05% and 4.17%, respectively.

Provision for Loan Losses:
In the first quarter of 2006, there was a provision made for loan losses of $30,000. Management regularly reviews the adequacy of the loan loss reserve and makes assessments as to specific loan impairment, historical charge-off expectations, general economic conditions in the Bank’s market area, specific loan quality and other factors. In the first quarter of 2005, a loan loss provision of $28,000 was recorded.
Noninterest income:
Noninterest income increased $18,000 or 2.1% in the first quarter of 2006 as compared to the same period in 2005. Income from Trust services increased by $39,000, or 40.2% in the first quarter of 2006 over the first quarter of 2005, as a result of increased fees from estate settlements. Fees for customer service on deposit accounts in the first quarter of 2006 was favorable to the same period in 2005 by $8,000 or 2.4%, while fee income from the Bank’s Alternative Investment program decreased by $13,000 or 13.5%. Income from bank owned life insurance decreased in the first quarter of 2006 compared to the first quarter of 2005 by $13,000. The Corporation recognized gains on sales of securities of $67,000 in the first quarter of 2006, $32,000 less than securities gains of $99,000 in the first quarter of 2005. Exclusive of the securities gains, noninterest income increased by 6.6%.
As a percentage of average assets, annualized noninterest income, exclusive of net gains on the sale of securities, was 0.77% in the first quarter of 2006 as compared to 0.76% in the same period of 2005.
Noninterest expense:
Total noninterest expense increased $85,000 or 3.2% in the first quarter of 2006 as compared to 2005. Salaries and wages and employee benefit expense increased $36,000, or 2.5% in the first quarter of 2006 as compared to 2005. Costs relating to occupancy, equipment, data processing, director compensation and state taxes were not materially different in the first quarter of 2006 than in the first quarter of 2005, decreasing in the aggregate by 0.5%, however, other noninterest expense rose by $54,000, or 23.9%. The increase in other noninterest expense between the two periods is primarily due to additional costs related to the free-checking product, postage and repossessed assets.
As a percentage of average assets, annualized noninterest expense, was 2.66% as compared to 2.67% in the same period of 2005.
Liquidity:
The objective of liquidity management is to ensure that sufficient funding is available, at a reasonable cost, to meet the ongoing operational cash needs of the Corporation and to take advantage of income producing opportunities as they arise. While the desired level of liquidity will vary depending upon a variety of factors, it is the primary goal of the Corporation to maintain a high level of liquidity in all economic environments. Principal sources of asset liquidity are provided by securities maturing in one year or less, other short-term investments such as federal funds sold and cash and due from banks. Liability liquidity, which is more difficult to measure, can be met by attracting deposits and maintaining the core deposit base. The Corporation is a member of the Federal Home Loan Bank of Pittsburgh for the purpose of providing short-term liquidity when other sources are unable to fill these needs. During the first quarter of 2006, short-term borrowings from the Federal Home Loan Bank averaged $9,306,000.
The Corporation borrowed $5,000,000 from Federal Home Loan Bank in August of 2004, for a two-year term with a fixed interest rate of 2.86 percent which was used for investment purposes. As of March 31, 2006, the Bank had unused borrowing capacity with the Federal Home Loan Bank of $156 million.
Funding derived from securities sold under agreements to repurchase began in September of 2004 through corporate cash management accounts for business customers. This allows the Bank an ability to pay interest on corporate checking accounts.
In view of the sources previously mentioned, Management believes that the Corporation’s liquidity is capable of providing the funds needed to meet loan demand.
Off-Balance Sheet Arrangements:
The Corporation’s financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk, credit risk, and interest rate risk. These commitments consist mainly of loans approved but not yet funded, unused lines of credit, and letters of credit made under the same standards as on-balance sheet instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Letters of credit are conditional commitments issued to guarantee the financial performance obligation of a customer to a third party. Unused commitments and letters of credit at March 31, 2006, were $50,990,000 and $764,000, respectively. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation. Management believes that any amounts actually drawn upon can be funded in the normal course of operations.
The Corporation has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or the availability of capital resources.
Interest Rate Sensitivity:
Interest rate sensitivity management is the responsibility of the Asset/Liability Management Committee. This process involves the development and implementation of strategies to maximize net interest margin, while minimizing the earnings risk associated with changing interest rates. The traditional gap analysis identifies the maturity and re-pricing terms of all assets and liabilities. A simulation analysis is used to assess earnings and capital at risk from movements in interest rates. Based on the most recent rate shock simulations, the Corporation is exposed to a loss of income if interest rates fall.
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
At March 31, 2006, the Bank exceeded the regulatory requirements to be considered a “well capitalized” financial institution, i.e., a leverage ratio exceeding 5%, Tier 1 capital exceeding 6% and total capital exceeding 10%.

Item 3. Quantitative and Qualitative Disclosures About Market Risk:
Market risk is the risk of loss arising from changes in the fair value of financial instruments due to changes in interest rates, currency exchange rates, commodity prices or equity prices. The Corporation’s market risk is composed primarily of interest rate risk. The primary objective of Juniata’s asset-liability management process is to maximize current and future net interest income within acceptable levels of interest rate risk while satisfying liquidity and capital requirements. Management recognizes that a certain amount of interest rate risk is inherent, appropriate and necessary to ensure profitability. The most recent financial simulation performed by the Bank as of December 31, 2005, showed a possible decline in net interest income of $161,000 in a -100 basis point rate shock over a one-year period. If rates continue to increase, in a +100 basis point shock over a one-year period, the simulation performed shows a possible $23,000 increase to net interest income. The net interest income at risk position remains within the guidelines established by the Bank’s asset/liability policy. The Bank continues to monitor and manage its rate sensitivity.
No material change has been noted in the Bank’s equity value at risk. Please refer to the Annual Report on Form 10-K as of December 31, 2005 for further discussion of this matter.
Item 4. Controls and Procedures
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
Changes in Internal Control Over Financial Reporting
There were no significant changes in the Corporation’s internal control over financial reporting since December 31, 2005.

Part II — OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

In the opinion of management of the Corporation, there are no legal proceedings pending to which the Corporation or its subsidiary is a party or to which their property is subject, which, if determined adversely to the Corporation or its subsidiary, would be material in relation to the Corporation’s or its subsidiary’s financial condition. There are no proceedings pending other than ordinary routine litigation incident to the business of the Corporation or its subsidiary. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation or its subsidiary by government authorities.

Item 1A.	RISK FACTORS

There have been no material changes in risk factors that were disclosed in the Annual Report on Form 10-K as of December 31, 2005.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information on repurchases by the Corporation of its common stock in each month of the quarter ended March 31, 2006:

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number	Average	Part of Publicly	Shares that May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	per Share	Programs	Plans or Programs (1)

January 1-31, 2006	10,000	$24.10	10,000	190,748
February 1-28, 2006	12,000	24.15	12,000	178,748
March 1-31, 2006	—	—	—	178,748

Totals	22,000	$24.13	22,000	178,748

(1)	On March 23, 2001, Juniata Valley Financial Corp. announced plans to buy back 100,000 (200,000 on a post-split basis) shares of their stock. There is no expiration date to this buyback plan, but subsequent to the initial plan, 400,000 additional shares were authorized by the Board of Directors. As of May 1, 2006, the number of shares that may yet be purchased under the Program is 178,748. No Juniata Valley Financial Corp. repurchase plan or program expired during the period covered by the table. The Corporation has no stock repurchase plan or program that it has determined to terminate prior to expiration or under which it does not intend to make further purchases.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS

Exhibit 3.1 — Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 4.1 to the Company’s Form S-3 Registration Statement No. 333-129023 filed with the SEC on October 14, 2005)

Exhibit 3.2 – Bylaws incorporated by reference to Exhibit 3.2 to the Company’s report on Form 8-K filed with the SEC on February 23, 2006)

Exhibit 31.1 — Rule 13a – 14(a)/15d – 14(a) Certification of President and Chief Executive Officer

Exhibit 31.2 — Rule 13a – 14(a)/15d – 14(a) Certification of Chief Financial Officer

Exhibit 32.1 — Section 1350 Certification of President and Chief Executive Officer (furnished, not filed)

Exhibit 32.2 — Section 1350 Certification of Chief Financial Officer (furnished, not filed)
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Juniata Valley Financial Corp.
(Registrant)

Date 05-10-2006	By	/s/ Francis J.Evanitsky Francis J. Evanitsky, President
and Chief Executive Officer

Date 05-10-2006	By	/s/ JoAnn N. McMinn

JoAnn N. McMinn, Chief Financial Officer