Form 10-Q
period 2006-06-30
JUNIATA VALLEY FINANCIAL CORP
filed 2006-08-04
CIK 714712

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934
For the quarterly period ended June 30, 2006
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act) (Check one):
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 4, 2006

Common Stock ($1.00 par value)	4,493,266 shares

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Juniata Valley Financial Corp. and Subsidiary
Consolidated Statements of Financial Condition
(Amounts in thousands, except share data)

	June 30,	December 31,
	2006	2005
	Unaudited	Audited
ASSETS
Cash and due from banks	$10,068	$16,373
Interest bearing deposits with banks	79	66

Cash and cash equivalents	10,147	16,439

Interest bearing time deposits with banks	5,660	5,660
Securities available for sale	61,218	66,699
Securities held to maturity, fair value of $8,539 and $3,436, respectively	8,597	3,493
Restricted investment in Federal Home Loan Bank (FHLB) stock	1,562	1,356

Total loans, net of unearned interest	303,301	298,063
Less: Allowance for loan losses	(2,764)	(2,763)

Total loans, net of allowance for loan losses	300,537	295,300

Premises and equipment, net	5,970	6,211
Bank owned life insurance	10,779	10,647
Accrued interest receivable and other assets	6,099	4,997

Total assets	$410,569	$410,802

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$40,541	$46,041
Interest bearing	302,016	297,426

Total deposits	342,557	343,467

Securities sold under agreements to repurchase	5,583	4,201
Short-term borrowings	2,000	5,600
Long-term debt	5,000	5,000
Other interest bearing liabilities	869	819
Accrued interest payable and other liabilities	6,768	4,596

Total liabilities	362,777	363,683

Stockholders’ Equity:
Preferred stock, no par value:
Authorized - 500,000 shares, none issued
Common stock, par value $1.00 per share:
Authorized - 20,000,000 shares; Issued - 4,745,826 shares Outstanding -
4,493,266 shares at June 30, 2006;
4,503,392 shares at December 31, 2005	4,746	4,746
Surplus	18,243	18,177
Retained earnings	30,475	29,486
Accumulated other comprehensive loss	(776)	(694)
Cost of common stock in Treasury:
252,560 shares at June 30, 2006;
242,434 shares at December 31, 2005	(4,896)	(4,596)

Total stockholders’ equity	47,792	47,119

Total liabilities and stockholders’ equity	$410,569	$410,802

See accompanying notes to consolidated financial statements.

Juniata Valley Financial Corp. and Subsidiary
Consolidated Statements of Income
(Unaudited)
(Dollar amounts in thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Interest income:
Loans, including fees	$5,379	$4,964	$10,581	$9,721
Taxable securities	488	476	986	961
Tax-exempt securities	159	168	323	335
Other interest income	60	78	120	157

Total interest income	6,086	5,686	12,010	11,174

Interest expense:
Deposits	2,297	1,861	4,450	3,547
Securities sold under agreements to repurchase	55	25	103	50
Short-term borrowings	88	2	180	7
Long-term debt	37	36	72	72
Other interest bearing liabilities	6	5	11	10

Total interest expense	2,483	1,929	4,816	3,686

Net interest income	3,603	3,757	7,194	7,488
Provision for loan losses	30	—	60	28

Net interest income after provision for loan losses	3,573	3,757	7,134	7,460

Noninterest income:
Trust fees	88	93	224	190
Customer service fees	381	349	723	683
Earnings on bank-owned life insurance	92	73	184	178
Commissions from sales of annuities and mutual funds	180	122	263	218
Gain on sale of loans and other assets	10	1	23	5
Gain on sale of securities	—	—	67	99
Other noninterest income	150	120	287	237

Total noninterest income	901	758	1,771	1,610

Noninterest expense:
Salaries and wages	1,146	1,125	2,232	2,175
Employee severance expense	—	284	—	284
Employee benefits	360	381	738	759
Occupancy	203	209	405	416
Equipment	151	150	307	290
Data processing expense	243	298	560	610
Director compensation	124	127	249	249
Professional fees	100	224	186	318
Taxes, other than income	132	129	246	259
Other noninterest expense	308	285	588	511

Total noninterest expense	2,767	3,212	5,511	5,871

Income before income taxes	1,707	1,303	3,394	3,199
Provision for income taxes	487	358	970	891

Net income	$1,220	$945	$2,424	$2,308

Earnings per share
Basic	$0.27	$0.21	$0.54	$0.50
Diluted	$0.27	$0.21	$0.54	$0.50
Cash dividends declared per share	$0.16	$0.30	$0.32	$0.80
Weighted average shares outstanding	4,491,423	4,560,146	4,490,836	4,560,324
Weighted average shares and share equivalents outstanding	4,505,657	4,578,508	4,505,408	4,577,510
See accompanying notes to consolidated financial statements.

Juniata Valley Financial Corp. and Subsidiary
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(Amounts in thousands, except share data)

Six Months Ended June 30, 2006
	Number				Accumulated
	of				Other		Total
	Shares	Common		Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Surplus	Earnings	(Loss)	Stock	Equity

Balance at December 31, 2005	4,503,392	$4,746	$18,177	$29,486	$(694)	$(4,596)	$47,119
Comprehensive income:
Net income				2,424			2,424
Change in unrealized losses on securities available for sale, net of reclassification adjustment and tax effects					(82)		(82)

Total comprehensive income							2,342
Cash dividends at $0.32 per share				(1,435)			(1,435)
Stock-based compensation activity			18				18
Purchase of treasury stock, at cost	(22,000)					(531)	(531)
Treasury stock issued for dividend reinvestment plan and employee stock purchase plan	11,874		48			231	279

Balance at June 30, 2006	4,493,266	$4,746	$18,243	$30,475	$(776)	$(4,896)	$47,792

Six Months Ended June 30, 2005
	Number				Accumulated
	of				Other		Total
	Shares	Common		Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Surplus	Earnings	Income (Loss)	Stock	Equity

Balance at December 31, 2004	2,280,629	$2,373	$20,386	$29,966	$414	$(2,986)	$50,153
Comprehensive income:
Net income				2,308			2,308
Minimum pension liability adjustment net of tax effects					(631)		(631)
Change in unrealized losses on securities available for sale, net of reclassification adjustment and tax effects					(438)		(438)

Total comprehensive income							1,239
Cash dividends at $.80 per share				(3,645)			(3,645)
Treasury stock issued for dividend reinvestment plan and employee stock purchase plan	9,286		102			306	408
Purchase of treasury stock, at cost	(6,000)					(270)	(270)

Balance at June 30, 2005	2,283,915	$2,373	$20,488	$28,629	$(655)	$(2,950)	$47,885

See accompanying notes to consolidated financial statements.

Juniata Valley Financial Corp. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Six Months Ended June 30,
	2006	2005
Operating activities:
Net income	$2,424	$2,308
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	60	28
Provision for depreciation	290	303
Net amortization of security premiums	62	68
Gains on sales of securities	(67)	(99)
Gains on sales of loans and other assets	(23)	(5)
Earnings on investment in life insurance	(184)	(178)
Deferred income tax credit	(86)	—
Increase in accrued interest receivable and other assets	(998)	(1,231)
Increase in accrued interest payable and other liabilities	251	762

Net cash provided by operating activities	1,729	1,956

Investing activities:
Purchases of:
Securities available for sale	(235)	(3,094)
Securities held to maturity	(5,100)	(4,400)
FHLB stock	(503)	(506)
Premises and equipment	(49)	(97)
Bank owned life insurance	(78)	—
Proceeds from:
Sales of available for sale securities	137	125
Maturities of and principal repayments on:
Securities available for sale	7,445	6,438
Securities held to maturity	—	1,000
Redemption of FHLB stock	297	786
Bank owned life insurance	130	—
Sale of other real estate owned	572	—
Net decrease in interest-bearing time deposits	—	500
Net increase in loans receivable	(5,822)	(12,269)

Net cash used in investing activities	(3,206)	(11,517)

Financing activities:
Net (decrease) increase in deposits	(910)	8,496
Net (decrease) increase in short-term borrowings and securities sold under agreements to repurchase	(2,218)	1,348
Cash dividends	(1,435)	(3,645)
Purchase of treasury stock	(531)	(270)
Treasury stock issued for dividend reinvestment and employee stock purchase plan	279	408

Net cash (used in) provided by financing activities	(4,815)	6,337

Net decrease in cash and cash equivalents	(6,292)	(3,224)
Cash and cash equivalents at beginning of period	16,439	14,800

Cash and cash equivalents at end of period	$10,147	$11,576

Supplemental information:
Interest paid	$4,777	$3,608
Income taxes paid	$1,005	$1,151
Supplemental schedule of noncash investing and financing activities
Transfer of loans to other real estate owned	$548	$—
See accompanying notes to consolidated financial statements.

Juniata Valley Financial Corp. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE A — Basis of Presentation
The financial information includes the accounts of Juniata Valley Financial Corp. (the “Corporation”) and its wholly owned subsidiary, The Juniata Valley Bank (the “Bank”). All significant intercompany accounts and transactions have been eliminated.
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2006, are not necessarily indicative of the results for the year ended December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in Juniata Valley Financial Corp.’s annual report on Form 10-K for the year ended December 31, 2005.
All prior period share and per-share data presented has been restated to reflect the effect of a two for one stock split which was effective on October 31, 2005.
Certain prior year amounts have been reclassified to conform with the current year presentation. Such reclassifications had no effect on net income or stockholders’ equity.
NOTE B — Recent Accounting Pronouncements
In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“FAS”) No. 155, Accounting for Certain Hybrid Instruments, as an amendment of FASB Statements No. 133 and 140. FAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.
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
In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 is an interpretation of FAS No. 109, Accounting for Income Taxes, and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN No. 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s results of operations.

NOTE C — Comprehensive Income
U.S. generally accepted accounting principals require that recognized revenue, expenses, gains, and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income (loss).
The components of comprehensive income and related tax effects are as follows (in thousands):

	Three Months Ended June 30, 2006			Three Months Ended June 30, 2005
	Before	Tax Expense		Before	Tax Expense
	Tax	or	Net-of-Tax	Tax	or	Net-of-Tax
	Amount	(Benefit)	Amount	Amount	(Benefit)	Amount
Net income	$1,707	$487	$1,220	$1,303	$358	$945
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities :

Unrealized gains (losses) arising during the period	(14)	(5)	(9)	328	112	216
Less reclassification adjustment for gains included in net income	—	—	—	—	—	—
Minimum pension liability	—	—	—	(956)	(325)	(631)

Other comprehensive loss	(14)	(5)	(9)	(628)	(214)	(415)

Total comprehensive income	$1,693	$482	$1,211	$675	$144	$530

	Six Months Ended June 30, 2006			Six Months Ended June 30, 2005
	Before	Tax Expense		Before	Tax Expense
	Tax	or	Net-of-Tax	Tax	or	Net-of-Tax
	Amount	(Benefit)	Amount	Amount	(Benefit)	Amount
Net income	$3,394	$970	$2,424	$3,199	$891	$2,308
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities :
Unrealized gains (losses) arising during the period	(57)	(19)	(38)	(565)	(192)	(373)
Less reclassification adjustment for gains included in net income	(67)	(23)	(44)	(99)	(34)	(65)
Minimum pension liability	—	—	—	(956)	(325)	(631)

Other comprehensive loss	(124)	(42)	(82)	(1,620)	(551)	(1,069)

Total comprehensive income	$3,270	$928	$2,342	$1,579	$340	$1,239

NOTE D — Stock Option Plan
At June 30, 2006, the Corporation has a stock-based employee compensation plan. Prior to January 1, 2006, the Corporation accounted for this plan under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation”. No stock-based employee compensation cost was recognized in the Consolidated Statements of Income for the periods reported prior to January 1, 2006, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Corporation adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment”, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the first two quarters of 2006 include: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006 (if any), based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). None were granted during the first six months of 2006. Results for prior periods have not been restated.

As a result of adopting Statement 123(R) on January 1, 2006, the Corporation’s income before taxes and net income for the quarter and year-to-date periods ended June 30, 2006 are $9,000 and $18,000, respectively, lower than if it had continued to account for share-based compensation under Opinion 25. Basic and diluted earnings per share for the quarter and six month periods ended June 30, 2006 would have been $0.27 and $0.54 if the Corporation had not adopted Statement 123(R), the same as the reported basic and diluted earnings per share.
Prior to the adoption of Statement 123(R), the Corporation presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. Statement 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for the options (excess tax benefits) to be classified as financing cash flows. There were no such tax benefits year-to-date through June 30, 2006.
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

	Three Months	Six Months
	Ended	Ended
(Dollar amounts in thousands, except share data)	June 30, 2005

Net income, as reported	$945	$2,308

Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5)	(10)

Pro forma net income	$940	$2,298

Basic net income per share, as reported	$0.21	$0.50
Pro forma basic net income per share	$0.21	$0.50

Diluted net income per share, as reported	$0.21	$0.50
Pro forma diluted net income per share	$0.21	$0.50

These computations were derived using the Black-Scholes option pricing model with the following weighted average assumptions used for options granted in 2005, 2004 and 2003:

	2005	2004	2003
Expected life of options	7 years	7 years	7 years
Risk-free interest rate	4.40%	4.19%	3.65%
Expected volatility	21.13%	20.02%	16.81%
Expected dividend yield	3.20%	5.10%	2.90%

NOTE E — Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months	Three Months
	Ended	Ended
(Amounts, except earnings per share, in thousands)	June 30, 2006	June 30, 2005
Net income	$1,220	$945
Weighted-average common shares outstanding	4,491	4,560

Basic earnings per share	$0.27	$0.21

Weighted-average common shares outstanding	4,491	4,560
Common stock equivalents due to effect of stock options	15	18

Total weighted-average common shares and equivalents	4,506	4,578

Diluted earnings per share	$0.27	$0.21

	Six Months	Six Months
	Ended	Ended
	June 30, 2006	June 30, 2005
Net income	$2,424	$2,308
Weighted-average common shares outstanding	4,491	4,560

Basic earnings per share	$0.54	$0.50

Weighted-average common shares outstanding	4,491	4,560
Common stock equivalents due to effect of stock options	15	18

Total weighted-average common shares and equivalents	4,506	4,578

Diluted earnings per share	$0.54	$0.50

NOTE F — Commitments, Contingent Liabilities and Guarantees
In the ordinary course of business, the Corporation makes commitments to extend credit to its customers through letters of credit, loan commitments and lines of credit. At June 30, 2006, the Bank had $53,193,000 outstanding in loan commitments and other unused lines of credit extended to its customers as compared to $50,456,000 at December 31, 2005.
The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its letters of credit. Letters of credit written are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Corporation, generally, holds collateral and/or personal guarantees supporting these commitments. The Corporation had $808,000 and $755,000 of letters of credit commitments as of June 30, 2006 and December 31, 2005, respectively. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of June 30, 2006, for guarantees under letters of credit issued is not material.

NOTE G — Defined Benefit Retirement Plan
The Corporation has a defined benefit retirement plan covering substantially all of its employees. The benefits are based on years of service and the employees’ compensation. The Corporation’s funding policy is to contribute annually the maximum amount that can be deducted for federal income taxes purposes. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. The Company expects to contribute $300,000 to the defined benefit plan in 2006.
Pension expense included the following components for the three and six month periods ended June 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollar amounts in thousands)	2006	2005	2006	2005

Components of net periodic pension cost
Service cost	$74	$70	$148	$140
Interest cost	92	87	184	173
Expected return on plan assets	(90)	(83)	(180)	(166)
Additional recognized amounts	18	18	36	37

Net periodic pension cost	$94	$92	$188	$184

NOTE H — Subsequent Events
On July 18, 2006, the Board of Directors declared a cash dividend of $0.17 per share to shareholders of record August 15, 2006, payable on September 1, 2006.

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
General:
The following discusses the consolidated financial condition of the Corporation as of June 30, 2006, as compared to December 31, 2005, and the consolidated results of operations for the three and six months ended June 30, 2006, compared to the same periods in 2005. This discussion should be read in conjunction with the interim consolidated financial statements and related footnotes included herein.
Introduction:
Juniata Valley Financial Corp. is a Pennsylvania corporation organized in 1983 to become the holding company of The Juniata Valley Bank (“Bank”). The Bank is a state-chartered bank headquartered in Mifflintown, Pennsylvania. Juniata Valley Financial Corp. and its subsidiary bank derive substantially all of their income from banking and bank-related services, including interest earnings on residential real estate, commercial mortgage, commercial, and consumer financings, as well as interest earnings on investment securities and deposit services to its customers through 11 locations in central Pennsylvania.
Financial Condition:
As of June 30, 2006, total assets decreased by $233,000, or 0.1% as compared to December 31, 2005. The decrease was attributed to a slight drop in deposit levels on June 30, 2006 when compared to December 31, 2005, with modest loan growth being funded by excess cash.
Total securities available for sale at June 30, 2006 decreased $5,481,000 or 8.2% from December 31, 2005, as sales, maturities and principal repayments totaled $7,515,000 during the period, with only $2,223,000 reinvested into new available for sale securities. Net unrealized holding losses arising during the period were $123,000 and premium amortization was $66,000. Total securities held to maturity at June 30, 2006 increased $5,104,000 or 146% when compared to December 31, 2005. Total purchases of securities held-to-maturity for the period were $5,100,000, and there were no calls, maturities or principal repayments during the period. A majority of the calls, maturities, and principal repayments in the available for sale portfolio were reinvested in the held to maturity portfolio in order to invest in tax anticipation securities.
Overall, loans, net of unearned interest, increased by $5,238,000, or 1.8%. Installment loans increased $4,470,000 or 6.3%, loans to commercial borrowers increased $1,083,000 or 1.2%, while mortgages decreased $315,000 or 0.2%. Although new mortgage lending has slowed somewhat, management attributes the increases in lending balances to continued customer referrals, the economic climate within the market area, and competitive rates. The growth in loans was primarily funded by excess cash on hand.
As of June 30, 2006, the Corporation has one large loan relationship, with a balance of $1,416,000, considered to be impaired for which there is a specific allocation of $250,000 within the loan loss reserve that management believes is adequate to cover potential future losses. Otherwise, there are no material loans classified for regulatory purposes as loss, doubtful, substandard, or special mention which management expects to significantly impact future operating results, liquidity or capital resources. Following is a summary of the Bank’s non-performing loans on June 30, 2006 as compared to December 31, 2005.

(Dollar amounts in thousands)	June 30, 2006	December 31, 2005

Non-performing loans
Nonaccrual loans	$1,416	$1,515
Accruing loans past due 90 days or more	736	724
Restructured loans	—	—

Total	$2,152	$2,239

Average loans outstanding	$301,921	$290,327

Ratio of non-performing loans to average loans outstanding	0.71%	0.77%
Total deposits decreased $910,000 or 0.3% during the first six months of 2006. The funding mix is changing as lower paying and non-interest bearing core deposits continue to shift towards higher rate certificates of deposit. Interest bearing deposits grew by $4,590,000, or 1.5%, while non-interest bearing deposits declined by $5,500,000, or 11.9%. Management has continued to offer attractive, yet prudent interest rates on deposit accounts in an effort to attract both new customers and additional deposits from existing customers. However, like most financial institutions in the current environment, Juniata is facing challenges in growing core deposits. We believe that the sustained flat-to-inverted yield curve has resulted in an increasingly competitive pricing environment.
Securities sold under agreements to repurchase increased by $1,382,000, or 32.9%, while short-term borrowings decreased by $3,600,000. Juniata has an unused borrowing capacity of $166 million with the Federal Home Loan Bank as of June 30, 2006, as well as other avenues for borrowing from correspondent banks in order to fund additional loan demand if it continues to grow at a higher rate than deposits.
Stockholders’ equity increased by $673,000, or 1.4% from December 31, 2005 to June 30, 2006. Net income of $2,424,000 was offset by dividends of $1,435,000 and net purchases of treasury stock of $252,000. The Corporation is repurchasing stock into Treasury, pursuant to its Treasury Repurchase Program, and during the first six months of 2006, purchased 22,000 shares, of which 8,147 shares were reissued pursuant to the Corporation’s Dividend Reinvestment Plan. Additionally, 3,727 shares of treasury stock were reissued pursuant to the Employee Stock Purchase Plan. Securities available for sale declined in market value, representing a decrease to equity of $82,000 during the period.

Management is not aware of any current recommendations of the regulatory authorities which, if implemented, would have a material effect on the Corporation’s liquidity, capital resources, or operations.
Subsequent to June 30, 2006, the following event took place:
On July 18, 2006, the Board of Directors declared a cash dividend of $0.17 per share to shareholders of record August 15, 2006, payable on September 1, 2006.
Comparison of the Three Months ended June 30, 2006 and 2005
Operations Overview:
The second quarter’s income before taxes increased by $404,000, or 31.0%, when compared to the same period in 2005. Net interest income after provision for loan losses decreased by $184,000 or 4.9%. Non-interest income increased $143,000 or 18.9% while non-interest expense decreased by $445,000 or 13.9%. Provision for income tax was increased by $129,000 when comparing the two quarters, resulting in an overall increase to net income of $275,000 or 29.1%.
Presented below are selected key ratios for the two periods:

	Three Months Ended
	June 30,
	2006	2005

Return on average assets (annualized)	1.18%	0.93%
Return on average equity (annualized)	10.29%	7.82%
Average equity to average assets	11.51%	11.90%
The discussion that follows further explains changes in the components of net income when comparing the second quarter of 2006 with the second quarter of 2005.
Net Interest Income:
Interest on loans increased $415,000 or 8.4% in the second quarter of 2006 as compared to the same period in 2005. An increase of $12.3 million in the average balance of the loan portfolio, in conjunction with an average weighted interest rate increase of 27 basis points were responsible for the higher income over the period. The growth in the loan portfolio seen during 2005 continued during 2006. Management attributes the increases in lending balances to continued customer referrals and business loan demands, the economic climate within the market area, and competitive rates. The growth in loans was primarily funded by proceeds from short-term borrowed funds.
Interest earned on investment securities and money market investments decreased $15,000 in the second quarter of 2006 as compared to 2005 as average balances decreased by $6.6 million. At the same time, due to the rising rate environment since the second quarter of 2005, the average yield on the investment securities and the money market investments rose by 19 basis points and 50 basis points, respectively.
Interest expense on deposits increased $436,000 or 23.4% in the second quarter of 2006 as compared to 2005, reflecting growth in interest-bearing deposits and steadily rising interest rates. The average balance of interest-bearing deposits increased $7,684,000 or 2.6% while the average interest rate paid increased to 3.06% in 2006 from 2.54% in 2005.
Total average earning assets during the second quarter of 2006 were $383,669,000, compared to $377,948,000 during the second quarter of 2005, yielding 6.36% in 2006 versus 6.03% in 2005. Funding costs for the earning assets were 2.59% and 2.05%, for the second quarters of 2006 and 2005, respectively. Net interest spread for the second quarter of 2006 was 3.76% and net interest margin on a fully tax-equivalent basis was 3.87%. For the same period in 2005, net interest spread and fully-tax equivalent net interest margin were 3.87% and 4.10%, respectively.

Provision for Loan Losses:
In the second quarter of 2006, there was a provision made for loan losses of $30,000. Management regularly reviews the adequacy of the loan loss reserve and makes assessments as to specific loan impairment, historical charge-off expectations, general economic conditions in the Bank’s market area, specific loan quality and other factors. In the second quarter of 2005, no loan loss provision was recorded.
Noninterest income:
Noninterest income increased $143,000 or 18.9% in the second quarter of 2006 as compared to the same period in 2005. Fees for customer service on deposit accounts in the second quarter of 2006 were favorable to the same period in 2005 by $32,000 or 9.2% and fee income from the Bank’s Alternative Investment program increased by $58,000 or 47.5%. Income from bank owned life insurance increased in the second quarter of 2006 compared to the second quarter of 2005 by $19,000. Income from Trust services decreased slightly, by $5,000, or 5.4% in the second quarter of 2006 from the second quarter of 2005. The Corporation recognized no gains on sales of securities in either quarter, but increased its gains on the sale of loans by $9,000.
As a percentage of average assets, annualized noninterest income, exclusive of net gains on the sale of securities, was 0.87% in the second quarter of 2006 as compared to 0.75% in the same period of 2005.
Noninterest expense:
Total noninterest expense decreased $445,000 or 13.9% in the second quarter of 2006 as compared to 2005. In the second quarter of 2005 the Company incurred a one-time employee severance cost of $284,000. Normal salaries and wages increased by only $21,000, or 1.9% in the second quarter of 2006 compared to the second quarter of 2005 and employee benefit expense decreased $21,000, or 5.5%. Data processing expense was reduced by $55,000 in the 2006 second quarter as compared to the same quarter in 2005, primarily due to the benefit of a processing credit awarded to the Company by the service provider. Professional fees in the second quarter of 2006 were 55.4% less than in the second quarter of 2005. Professional fees in the second quarter of 2005 were unusually high and consisted of additional costs for legal, accounting and consulting fees relating to becoming compliant with the provisions of Section 404 of the Sarbanes-Oxley Act. Costs relating to occupancy, equipment, director compensation and state taxes were not materially different in the second quarter of 2006 than in the second quarter of 2005, decreasing in the aggregate by 0.8%, however, other noninterest expense rose by $23,000, or 8.1%. The increase in other noninterest expense between the two periods is primarily due to additional costs related to the free-checking product, postage and repossessed assets.
As a percentage of average assets, annualized noninterest expense was 2.68% as compared to 3.16% in the same period of 2005.
Comparison of the Six Months ended June 30, 2006 and 2005
Operations Overview:
Income before taxes for the first six months of 2006 increased by $195,000, or 6.1%, when compared to the same period in 2005. Net interest income after provision for loan losses decreased by $326,000 or 4.4%. Non-interest income increased $161,000 or 10.0% while non-interest expense decreased by $360,000 or 6.1%. Provision for income tax was increased by $79,000 when comparing the two periods, resulting in an overall increase to net income of $116,000 or 5.0%.
Presented below are selected key ratios for the two periods:

	Six Months Ended
	June 30,
	2006	2005

Return on average assets (annualized)	1.18%	1.15%
Return on average equity (annualized)	10.27%	9.50%
Average equity to average assets	11.47%	12.08%
The discussion that follows further explains changes in the components of net income when comparing the year-to-date period ending June 30, 2006 with the corresponding period in 2005.

Net Interest Income:
Interest on loans increased $860,000 or 8.8% in the first six months of 2006 as compared to the same period in 2005. An increase of $15.8 million in the average balance of the loan portfolio, in conjunction with an average weighted interest rate increase of 21 basis points were responsible for the higher income over the period.
Interest earned on investment securities and money market investments decreased $24,000 in the first six months of 2006 as compared to 2005 as average balances decreased by $6.6 million. At the same time, due to the rising rate environment since June of 2005, the average yield on the investment securities and the money market investments rose by 19 basis points and 58 basis points, respectively.
Interest expense on deposits increased $903,000 or 25.4% in the first six months of 2006 as compared to 2005, reflecting growth in deposits and steadily rising interest rates. The average balance of interest-bearing deposits increased $9,464,000 or 3.3% while the average interest rate paid increased to 2.99% in 2006 from 2.46% in 2005. In order to supply funding for the loan demand during the first half of 2006, the Corporation borrowed funds on a short-term basis from the Federal Home Loan Bank.
Total average earning assets during the first half of 2006 were $382,960,000, compared to $373,765,000 during the first half of 2005, yielding 6.38% in 2006 versus 6.01% in 2005. Funding costs for the earning assets were 2.53% and 1.99%, for the first halves of 2006 and 2005, respectively. Net interest spread for the first half of 2006 was 3.77% and net interest margin on a fully tax-equivalent basis was 3.88%. For the same period in 2005, net interest spread and fully-tax equivalent net interest margin were 4.02% and 4.13%, respectively.
Provision for Loan Losses:
In the first six months of 2006, there was a provision made for loan losses of $60,000. Management regularly reviews the adequacy of the loan loss reserve and makes assessments as to specific loan impairment, historical charge-off expectations, general economic conditions in the Bank’s market area, specific loan quality and other factors. In the first six months of 2005, a loan loss provision of $28,000 was recorded.
Noninterest income:
Noninterest income increased $161,000 or 10.0% in the first six months of 2006 as compared to the same period in 2005. Income from Trust services increased by $34,000, or 17.9% in the first six months of 2006 over the same period of 2005, as a result of increased fees from estate settlements. Fees for customer service on deposit accounts in the first six months of 2006 was favorable to the same period in 2005 by $40,000 or 5.9%, and fee income from commissions on sales of annuities and mutual funds increased by $45,000 or 20.6%. Income from bank owned life insurance increased in the first half of 2006 compared to the first half of 2005 by $6,000. The Corporation recognized gains on sales of securities of $67,000 in the first half of 2006, $32,000 less than securities gains of $99,000 in the first half of 2005. Exclusive of the securities gains, noninterest income increased by $193,000, or 12.8%.
As a percentage of average assets, annualized noninterest income, exclusive of net gains on the sale of securities, was 0.83% in the first six months of 2006 as compared to 0.75% in the same period of 2005.
Noninterest expense:
Total noninterest expense decreased $360,000 or 6.1% in the first half of 2006 as compared to the same period in 2005. In the second quarter of 2005 the Company incurred a one-time employee severance cost of $284,000. Normal salaries and wages increased by only $57,000, or 2.6% in the first half of 2006 compared to the first half of 2005 and employee benefit expense decreased $21,000, or 2.8%. Data processing expense was reduced by $50,000 in the six months ending June 30, 2006 as compared to the same period in 2005, primarily due to the benefit of a processing credit awarded to the Company by the service provider. Professional fees in the first half of 2006 were 41.5% less than in the second half of 2005. Professional fees in the first half of 2005 were unusually high and consisted of additional costs for legal, accounting and consulting fees relating to becoming compliant with the provisions of Section 404 of the Sarbanes-Oxley Act. Costs relating to occupancy, equipment, director compensation and state taxes were not materially different in the first half of 2006 than in the first half of 2005, decreasing in the aggregate by only $7,000, however, other noninterest expense rose by $77,000, or 15.1%. The increase in other noninterest expense between the two periods is primarily due to additional costs related to the free-checking product, postage and repossessed assets.

As a percentage of average assets, annualized noninterest expense, was 2.68% as compared to 2.92% in the same period of 2005.
Liquidity:
The objective of liquidity management is to ensure that sufficient funding is available, at a reasonable cost, to meet the ongoing operational cash needs of the Corporation and to take advantage of income producing opportunities as they arise. While the desired level of liquidity will vary depending upon a variety of factors, it is the primary goal of the Corporation to maintain a high level of liquidity in all economic environments. Principal sources of asset liquidity are provided by securities maturing in one year or less, other short-term investments such as federal funds sold and cash and due from banks. Liability liquidity, which is more difficult to measure, can be met by attracting deposits and maintaining the core deposit base. The Corporation is a member of the Federal Home Loan Bank of Pittsburgh for the purpose of providing short-term liquidity when other sources are unable to fill these needs. During the first six months of 2006, short-term borrowings from the Federal Home Loan Bank averaged $7,381,000.
The Corporation borrowed $5,000,000 from Federal Home Loan Bank in August of 2004, for a two-year term with a fixed interest rate of 2.86 percent which was used for investment purposes. As of June 30, 2006, the Bank had unused borrowing capacity with the Federal Home Loan Bank of $166 million.
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
Off-Balance Sheet Arrangements:
The Corporation’s consolidated financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk, credit risk, and interest rate risk. These commitments consist mainly of loans approved but not yet funded, unused lines of credit, and letters of credit made under the same standards as on-balance sheet instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Letters of credit are conditional commitments issued to guarantee the financial performance obligation of a customer to a third party. Unused commitments and letters of credit at June 30, 2006, were $53,193,000 and $808,000, respectively. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation. Management believes that any amounts actually drawn upon can be funded in the normal course of operations.
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
At June 30, 2006, the Bank exceeded the regulatory requirements to be considered a “well capitalized” financial institution, i.e., a leverage ratio exceeding 5%, Tier 1 capital exceeding 6% and total capital exceeding 10%.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of loss arising from changes in the fair value of financial instruments due to changes in interest rates, currency exchange rates, commodity prices or equity prices. The Corporation’s market risk is composed primarily of interest rate risk. The primary objective of the Corporation’s asset-liability management process is to maximize current and future net interest income within acceptable levels of interest rate risk while satisfying liquidity and capital requirements. Management recognizes that a certain amount of interest rate risk is inherent, appropriate and necessary to ensure profitability. The most recent financial simulation performed by the Bank as of March 31, 2006, showed a possible decline in net interest income of $88,000 in a -100 basis point rate shock over a one-year period. If rates continue to increase, in a +100 basis point shock over a one-year period, the simulation performed shows a possible $48,000 decrease to net interest income. The Bank is slightly liability sensitive if rates rise and slightly asset sensitive if rates decline. This occurs because of optionality within the balance sheet. The net interest income at risk position remains within the guidelines established by the Bank’s asset/liability policy. The Bank continues to monitor and manage its rate sensitivity.
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
Branch Acquisition

As previously reported in a Current Report on Form 8-K filed on May 12, 2006, the Corporation announced that the Bank had agreed to purchase the Richfield, Pennsylvania community office of the Mifflinburg Bank and Trust Company, a subsidiary of Mifflinburg Bancorp. The transaction includes approximately $22.0 million in deposits and $4.4 million in loans outstanding as of March 31, 2006. Pending regulatory approvals and other customary conditions, the transaction is expected to be consummated during the third quarter of 2006.

The branch transaction is intended to further expand the Bank’s presence in Juniata County, Pennsylvania. However, there are risks in branch acquisitions. While the Bank will seek to retain the deposits assumed in the transaction, the deposit premium paid by the Bank in the transaction will apply to all of the deposits assumed in the transaction, even if some of the deposits “run off” after the transaction. In addition, the excess of the deposits assumed over the earning assets purchased will result in the Bank receiving cash in the amount of such excess. The Bank will initially utilize the excess cash to repay debt and to invest in assets, which may include loans, that will be beneficial to the Corporation over time. While the Bank believes that it can deploy the excess funds into higher yielding earning assets over time, this imbalance could result in a temporary negative impact on net interest margin.

Otherwise, there have been no material changes in risk factors that were disclosed in the Annual Report on Form 10-K as of December 31, 2005.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information on repurchases by the Corporation of its common stock in each month of the quarter ended June 30, 2006:

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number	Average	Part of Publicly	Shares that May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	per Share	Programs	Plans or Programs (1)

April 1-30, 2006	—	$—	—	178,748
May 1-31, 2006	—	—	—	178,748
June 1-30, 2006	—	—	—	178,748

Totals	—	$—	—	178,748

(1)	On March 23, 2001, Juniata Valley Financial Corp. announced plans to buy back 100,000 (200,000 on a post-split basis) shares of their stock. There is no expiration date to this buyback plan, but subsequent to the initial plan, 400,000 additional shares were authorized by the Board of Directors. As of August 4, 2006, the number of shares that may yet be purchased under the Program is 178,748. No Juniata Valley Financial Corp. repurchase plan or program expired during the period covered by the table. The Corporation has no stock repurchase plan or program that it has determined to terminate prior to expiration or under which it does not intend to make further purchases.
Item 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable
Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Annual Meeting of Shareholders of Juniata Valley Financial Corp. was held on May 16, 2006. At the Annual Meeting, the shareholders elected 5 Class A directors to serve until the 2009 Annual Meeting, as described below:

		Withhold	Abstentions /
Name	For	Authority	Broker Non-votes

A. Jerome Cook	2,843,695	142,991	0
Martin L. Dreibelbis	2,958,172	28,515	0
Marshall L. Hartman	2,952,359	34,327	0
Robert K. Metz	2,947,281	39,405	0
Richard M. Scanlon, DMD	2,951,193	35,493	0
The terms of the following directors continued after the annual meeting:

Don E. Haubert, Timothy I. Havice, Charles E. Hershberger, John A. Renninger, Ronald H. Witherite, Joe E. Benner, Francis J. Evanitsky, Philip E. Gingerich, Jr., Dale G. Nace, Harold B. Shearer and Jan G. Snedeker.

There were no other matters submitted at the meeting.
Item 5.	OTHER INFORMATION
None

Item 6.	EXHIBITS
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

Juniata Valley Financial Corp. (Registrant)
Date 08-04-2006	By	/s/ Francis J. Evanitsky
Francis J. Evanitsky, President and Chief Executive Officer

Date 08-04-2006	By	/s/ JoAnn N. McMinn
JoAnn N. McMinn, Chief Financial Officer