Form 10-Q
period 2006-09-30
JUNIATA VALLEY FINANCIAL CORP
filed 2006-11-09
CIK 714712

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934
For the quarterly period ended September 30, 2006
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

Class	Outstanding as of November 4, 2006

Common Stock ($1.00 par value)	4,457,184 shares

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Juniata Valley Financial Corp. and Subsidiary
Consolidated Statements of Financial Condition
(Amounts in thousands, except share data)

	September 30,	December 31,
	2006	2005
	Unaudited	Audited
ASSETS
Cash and due from banks	$9,683	$16,373
Interest bearing deposits with banks	110	66

Cash and cash equivalents	9,793	16,439

Interest bearing time deposits with banks	5,660	5,660
Securities available for sale	61,415	66,699
Securities held to maturity, fair value of $8,564 and $3,436, respectively	8,599	3,493
Restricted investment in Federal Home Loan Bank (FHLB) stock	1,467	1,356
Investment in unconsolidated subsidiary	2,825	—

Total loans, net of unearned interest	308,418	298,063
Less: Allowance for loan losses	(2,793)	(2,763)

Total loans, net of allowance for loan losses	305,625	295,300

Premises and equipment, net	6,345	6,211
Bank owned life insurance	10,919	10,647
Accrued interest receivable and other assets	5,882	4,997
Core deposit intangible	445	—
Goodwill	2,039	—

Total assets	$421,014	$410,802

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits:
Non-interest bearing	$43,223	$46,041
Interest bearing	315,544	297,426

Total deposits	358,767	343,467

Securities sold under agreements to repurchase	5,942	4,201
Short-term borrowings	2,500	5,600
Long-term debt	—	5,000
Other interest bearing liabilities	895	819
Accrued interest payable and other liabilities	5,064	4,596

Total liabilities	373,168	363,683

Stockholders’ Equity:
Preferred stock, no par value:
Authorized - 500,000 shares, none issued
Common stock, par value $1.00 per share:
Authorized - 20,000,000 shares;
Issued - 4,745,826 shares
Outstanding -
4,457,184 shares at September 30, 2006;
4,503,392 shares at December 31, 2005	4,746	4,746
Surplus	18,253	18,177
Retained earnings	30,942	29,486
Accumulated other comprehensive loss	(428)	(694)
Cost of common stock in Treasury:
288,642 shares at September 30, 2006;
242,434 shares at December 31, 2005	(5,667)	(4,596)

Total stockholders’ equity	47,846	47,119

Total liabilities and stockholders’ equity	$421,014	$410,802

See accompanying notes to consolidated financial statements.

Juniata Valley Financial Corp. and Subsidiary
Consolidated Statements of Income
(Unaudited)
(Dollar amounts in thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Interest income:
Loans, including fees	$5,501	$4,989	$16,082	$14,710
Taxable securities	502	442	1,488	1,403
Tax-exempt securities	158	163	481	498
Other interest income	71	138	191	294

Total interest income	6,232	5,732	18,242	16,905

Interest expense:
Deposits	2,435	2,011	6,885	5,558
Securities sold under agreements to repurchase	68	51	171	101
Short-term borrowings	78	1	258	8
Long-term debt	16	36	88	108
Other interest bearing liabilities	9	5	20	15

Total interest expense	2,606	2,104	7,422	5,790

Net interest income	3,626	3,628	10,820	11,115
Provision for loan losses	29	—	89	28

Net interest income after provision for loan losses	3,597	3,628	10,731	11,087

Noninterest income:
Trust fees	99	86	323	276
Customer service fees	395	353	1,118	1,036
Earnings on bank-owned life insurance	134	95	318	273
Comnmissions from sales of annuities and mutual funds	143	105	406	323
Gain on sale of loans and other assets	28	9	51	15
Gain on sale of securities	—	52	67	151
Income from unconsolidated subsidiary	20	—	20	—
Other noninterest income	148	138	435	375

Total noninterest income	967	838	2,738	2,449

Noninterest expense:
Salaries and wages	1,185	1,079	3,417	3,255
Employee severance expense	—	—	—	284
Employee benefits	375	335	1,113	1,094
Occupancy	195	214	600	631
Equipment	148	148	455	438
Data processing expense	309	307	869	917
Director compensation	120	114	369	363
Professional fees	97	305	283	623
Taxes, other than income	129	130	375	389
Other noninterest expense	281	327	869	838

Total noninterest expense	2,839	2,959	8,350	8,832

Income before income taxes	1,725	1,507	5,119	4,704
Provision for income taxes	494	416	1,464	1,307

Net income	$1,231	$1,091	$3,655	$3,397

Earnings per share
Basic	$0.27	$0.24	$0.81	$0.74
Diluted	$0.27	$0.24	$0.81	$0.74
Cash dividends declared per share	$0.17	$0.00	$0.49	$0.80
Weighted average shares outstanding	4,485,365	4,568,060	4,488,992	4,562,132
Weighted average shares and share equivalents outstanding	4,497,637	4,586,328	4,503,269	4,579,816
See accompanying notes to consolidated financial statements.

Juniata Valley Financial Corp. and Subsidiary
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(Amounts in thousands, except share data)
Nine Months Ended September 30, 2006

	Number				Accumulated
	of				Other		Total
	Shares	Common		Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Surplus	Earnings	Income (Loss)	Stock	Equity

Balance at December 31, 2005	4,503,392	$4,746	$18,177	$29,486	$(694)	$(4,596)	$47,119
Comprehensive income:
Net income				3,655			3,655
Change in unrealized losses on securities available for sale, net of reclassifica- tion adjustment and tax effects					266		266

Total comprehensive income							3,921
Cash dividends at $0.49 per share				(2,199)			(2,199)
Stock-based compensation activity			28				28
Purchase of treasury stock, at cost	(58,082)					(1,302)	(1,302)
Treasury stock issued for dividend reinvestment plan and employee stock purchase plan	11,874		48			231	279

Balance at September 30, 2006	4,457,184	$4,746	$18,253	$30,942	$(428)	$(5,667)	$47,846

Nine Months Ended September 30, 2005

	Number				Accumulated
	of				Other		Total
	Shares	Common		Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Surplus	Earnings	Income (Loss)	Stock	Equity

Balance at December 31, 2004	2,280,629	$2,373	$20,386	$29,966	$414	$(2,986)	$50,153
Comprehensive income:
Net income				3,397			3,397
Minimum pension liability adjustment, net of tax effects					(631)		(631)
Change in unrealized losses on securities available for sale, net of reclassifica- tion adjustment and tax effects					(694)		(694)

Total comprehensive income							2,072
Cash dividends at $.80 per share				(3,644)			(3,644)
Treasury stock issued for dividend reinvestment plan and employee stock purchase plan	21,086		97			348	445
Purchase of treasury stock, at cost	(32,800)					(763)	(763)
Stock issued pursuant to 2 for 1 stock split effective October 31, 2005	2,280,629	2,373	(2,373)			—	—

Balance at September 30, 2005	4,549,544	$4,746	$18,110	$29,719	$(911)	$(3,401)	$48,263

See accompanying notes to consolidated financial statements.

Juniata Valley Financial Corp. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Nine Months Ended September 30,
	2006	2005
Operating activities:
Net income	$3,655	$3,397
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	89	28
Provision for depreciation	437	453
Net amortization of securities premiums	90	170
Amortization of core deposit intangible	4	—
Gains on sales of securities	(67)	(151)
Gains on sales of loans and other assets	(51)	(15)
Earnings on investment in life insurance	(318)	(273)
Deferred income tax credit	(67)	—
Income from equity investment in unconsolidated subsidiary	(20)	—
Stock-based compensation expense	28
Increase in accrued interest receivable and other assets	(909)	(288)
Increase (decrease) in accrued interest payable and other liabilities	380	(98)

Net cash provided by operating activities	3,251	3,223

Investing activities:
Purchases of:
Securities available for sale	(7,196)	(8,084)
Securities held to maturity	(5,100)	(4,400)
FHLB stock	(765)	—
Premises and equipment	(432)	(103)
Bank owned life insurance	(103)	—
Investment in unconsolidated subsidiary	(2,805)	—
Proceeds from:
Sales of available for sale securities	137	336
Maturities of and principal repayments on:
Securities available for sale	12,717	11,098
Securities held to maturity	—	1,000
Redemption of FHLB stock	654	240
Bank owned life insurance	149	—
Sale of other real estate owned	572	—
Net decrease in interest-bearing time deposits	—	1,100
Net cash received from branch acquisition	13,808	—
Net increase in loans receivable	(7,162)	(16,050)

Net cash provided by (used in) investing activities	4,474	(14,863)

Financing activities:
Net (decrease) increase in deposits	(4,790)	13,443
Net (decrease) increase in short-term borrowings and securities sold under agreements to repurchase	(1,359)	2,693
Repayment of long-term debt	(5,000)	—
Cash dividends	(2,199)	(3,644)
Purchase of treasury stock	(1,302)	(763)
Treasury stock issued for dividend reinvestment and employee stock purchase plan	279	445

Net cash (used in) provided by financing activities	(14,371)	12,174

Net (decrease) increase in cash and cash equivalents	(6,646)	534
Cash and cash equivalents at beginning of period	16,439	14,800

Cash and cash equivalents at end of period	$9,793	$15,334

Supplemental information:
Interest paid	$7,197	$5,675
Income taxes paid	$1,405	$1,651

Supplemental schedule of noncash investing and financing activities:
Transfer of loans to other real estate owned	$630	$—
See accompanying notes to consolidated financial statements.

Juniata Valley Financial Corp. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE A — Basis of Presentation and Accounting Policies
The financial information includes the accounts of Juniata Valley Financial Corp. (the “Corporation”) and its wholly owned subsidiary, The Juniata Valley Bank (the “Bank”). All significant intercompany accounts and transactions have been eliminated.
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2006, are not necessarily indicative of the results for the year ended December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in Juniata Valley Financial Corp.’s annual report on Form 10-K for the year ended December 31, 2005.
Since December 31, 2005, the significant accounting policies described below became newly applicable to the Corporation:
Business Combinations
Business combinations are accounted for under the purchase method of accounting. Under the purchase method, assets and liabilities of the business acquired are recorded at their estimated fair values as of the date of the acquisition with any excess of the cost of the acquisition over the fair value of the net tangible and intangible assets acquired recorded as goodwill. Results of operations of the acquired business are included in the income statement from the date of acquisition.
Goodwill and Other Intangible Assets
Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that also lack physical substance but can be separately distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset or liability. It is the Corporation’s policy that goodwill be tested at least annually for impairment.
Intangible assets with finite lives include core deposits. Intangible assets are subject to impairment testing whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Core deposit intangibles are amortized over a period of time that represents their expected life using a method of amortization that reflects the pattern of economic benefit.
All prior period share and per-share data presented has been restated to reflect the effect of a two for one stock split which was effective on October 31, 2005.
Certain prior year amounts have been reclassified to conform with the current year presentation. Such reclassifications had no effect on net income or the statement of financial condition.
NOTE B — Recent Accounting Pronouncements
In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“FAS”) No. 155, Accounting for Certain Hybrid Instruments, as an amendment of FASB Statements No. 133 and 140. FAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of this standard is not expected to have a material effect on the Corporation’s results of operations or financial position.
In March 2006, the FASB issued FAS No. 156, Accounting for Servicing of Financial Assets. This Statement, which is an amendment to FAS No. 140, will simplify the accounting for servicing assets and liabilities, such as those common with mortgage securitization activities. Specifically, FAS No. 156 addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify efforts to obtain hedge-like (offset) accounting. FAS No. 156 also clarifies when an obligation to service financial assets should be separately recognized as a servicing asset or a servicing liability, requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable, and permits an entity with a separately recognized servicing asset or servicing liability to choose either the amortization or fair value methods for subsequent measurement. The provisions of FAS No. 156 are effective as of the beginning of the first fiscal year that begins after September 15, 2006. The adoption of this standard is not expected to have a material effect on the Corporation’s results of operations or financial position.
In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 is an interpretation of FAS No. 109, Accounting for Income Taxes, and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN No. 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective for fiscal years beginning after December 15, 2006. The Corporation is currently evaluating the impact the adoption of the standard will have on the Corporation’s results of operations.
In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. FASB Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Corporation is currently evaluating the impact the adoption of the standard will have on the Corporation’s results of operations and financial position.
On September 29, 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”), which amends SFAS 87 and SFAS 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date — the date at which the benefit obligation and plan assets are measured — is required to be the Corporation’s fiscal year end. SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Corporation is currently evaluating the impact the adoption of the standard will have on the Corporation’s results of operations and financial position.
On September 13, 2006, the Securities and Exchange Commission “SEC” issued Staff Accounting Bulleting No. 108 (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, companies might evaluate the materiality of financial-statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company’s balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach.
In June 2006, the Emerging Issues Task Force (EITF) released Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (EITF 06-4). This EITF consensus opinion was ratified by the FASB on September 20, 2006. EITF 06-4 requires employers who have entered into a split-dollar life insurance arrangement with an employee that extends to post-retirement periods, to recognize a liability and related compensation costs in accordance with SFAS No. 106, “Accounting for Post Retirement Benefit Obligations” or Accounting Principles Board Opinion No. 12, “Omnibus Opinion.” The effective date of EITF No. 06-4 is for fiscal years beginning after December 15, 2006, and the opinion may be adopted through either a cumulative effect adjustment to retained earnings at the beginning of the year of adoption, or through retrospective application to prior periods. The Corporation has split-dollar life insurance arrangements and is currently evaluating the impact the adoption of the standard will have on the Corporation’s results of operations and financial position.
NOTE C — Comprehensive Income
U.S. generally accepted accounting principles require that recognized revenue, expenses, gains, and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income (loss).
The components of comprehensive income and related tax effects are as follows (in thousands):

	Three Months Ended September 30, 2006			Three Months Ended September 30, 2005
	Before	Tax Expense		Before	Tax Expense
	Tax	or	Net-of-Tax	Tax	or	Net-of-Tax
	Amount	(Benefit)	Amount	Amount	(Benefit)	Amount
Net income	$1,725	$494	$1,231	$1,507	$416	$1,091
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities :
Unrealized gains (losses) arising during the period	527	179	348	(339)	(115)	(224)
Less reclassification adjustment for gains included in net income	—	—	—	(52)	(18)	(34)

Other comprehensive income (loss)	527	179	348	(391)	(133)	(258)

Total comprehensive income	$2,252	$673	$1,579	$1,116	$283	$833

	Nine Months Ended September 30, 2006			Nine Months Ended September 30, 2005
	Before	Tax Expense		Before	Tax Expense
	Tax	or	Net-of-Tax	Tax	or	Net-of-Tax
	Amount	(Benefit)	Amount	Amount	(Benefit)	Amount
Net income	$5,119	$1,464	$3,655	$4,704	$1,307	$3,397
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities :
Unrealized gains (losses) arising during the period	470	160	310	(900)	(306)	(594)
Less reclassification adjustment for gains included in net income	(67)	(23)	(44)	(151)	(51)	(100)
Minimum pension liability	—	—	—	(956)	(325)	(631)

Other comprehensive income (loss)	403	137	266	(2,007)	(682)	(1,325)

Total comprehensive income	$5,522	$1,601	$3,921	$2,697	$625	$2,072

NOTE D — Stock Option Plan
At September 30, 2006, the Corporation had a stock-based employee compensation plan. Prior to January 1, 2006, the Corporation accounted for this plan under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation”. No stock-based employee compensation cost was recognized in the Consolidated Statements of Income for the periods reported prior to January 1, 2006, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Corporation adopted the fair value recognition provisions of FASB Statement No. 123(R), “Share-Based Payment”, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the first three quarters of 2006 include: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006 (if any), based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). No options were granted during the first nine months of 2006. Results for prior periods have not been restated.
As a result of adopting Statement 123(R) on January 1, 2006, the Corporation’s income before taxes and net income for the quarter and year-to-date periods ended September 30, 2006 are $9,000 and $28,000, respectively, lower than if it had continued to account for share-based compensation under Opinion 25. Basic and diluted earnings per share for the quarter and nine month periods ended September 30, 2006 would have been $0.28 and $0.82 if the Corporation had not adopted Statement 123(R), an increase of $0.01 for both basic and diluted earnings per share.
Prior to the adoption of Statement 123(R), the Corporation presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. Statement 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for the options (excess tax benefits) to be classified as financing cash flows. There were no such tax benefits year-to-date through September 30, 2006.
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

	Three Months	Nine Months
	Ended	Ended
(Dollar amounts in thousands, except share data)	September 30, 2005
Net income, as reported	$1,091	$3,397

Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5)	(15)

Pro forma net income	$1,086	$3,382

Basic net income per share, as reported	$0.24	$0.74
Pro forma basic net income per share	$0.24	$0.73

Diluted net income per share, as reported	$0.24	$0.74
Pro forma diluted net income per share	$0.24	$0.73
These computations were derived using the Black-Scholes option-pricing model with the following weighted average assumptions used for options granted in 2005. No options have been granted in the first three quarters of 2006:
Options Granted in 2005

2005
Expected life of options	7 years
Risk-free interest rate	4.40%
Expected volatility	21.13%
Expected dividend yield	3.20%

NOTE E — Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:
(Amounts, except earnings per share, in thousands)

	Three Months	Three Months
	Ended	Ended
	September 30, 2006	September 30, 2005
Net income	$1,231	$1,091

Weighted-average common shares outstanding	4,485	4,568

Basic earnings per share	$0.27	$0.24

Weighted-average common shares outstanding	4,485	4,568

Common stock equivalents due to effect of stock options	12	18

Total weighted-average common shares and equivalents	4,497	4,586

Diluted earnings per share	$0.27	$0.24

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2006	September 30, 2005
Net income	$3,655	$3,397

Weighted-average common shares outstanding	4,489	4,562

Basic earnings per share	$0.81	$0.74

Weighted-average common shares outstanding	4,489	4,562

Common stock equivalents due to effect of stock options	14	18

Total weighted-average common shares and equivalents	4,503	4,580

Diluted earnings per share	$0.81	$0.74

NOTE F — Commitments, Contingent Liabilities and Guarantees
In the ordinary course of business, the Corporation makes commitments to extend credit to its customers through letters of credit, loan commitments and lines of credit. At September 30, 2006, the Bank had $45,455,000 outstanding in loan commitments and other unused lines of credit extended to its customers as compared to $50,456,000 at December 31, 2005.
The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its letters of credit. Letters of credit written are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Generally, all letters of credit, have expiration dates within one year of issuance. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Corporation, generally, holds collateral and/or personal guarantees supporting these commitments. The Corporation had $867,000 and $755,000 of letters of credit commitments as of September 30, 2006 and December 31, 2005, respectively. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of September 30, 2006, for guarantees under letters of credit issued is not material.

NOTE G — Defined Benefit Retirement Plan
The Corporation has a defined benefit retirement plan covering substantially all of its employees. The benefits are based on years of service and the employees’ compensation. The Corporation’s funding policy is to contribute annually the maximum amount that can be deducted for federal income taxes purposes. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. The Corporation expects to contribute $300,000 to the defined benefit plan in 2006.
Pension expense included the following components for the three and nine month periods ended September 30, 2006 and 2005:
(Dollar amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Components of net periodic pension cost

Service cost	$74	$74	$222	$214
Interest cost	91	87	275	260
Expected return on plan assets	(90)	(85)	(270)	(251)
Additional recognized amounts	18	26	54	63

Net periodic pension cost	$93	$102	$281	$286

NOTE H — Acquisition
On September 8, 2006, the Corporation completed its acquisition of a branch office in Richfield, PA. The acquisition included real estate, deposits and loans. The assets and liabilities of the acquired business were recorded on the balance sheet at their estimated fair values as of September 8, 2006, and their results of operations have been included in the consolidated statement of income since such date.
Included in the purchase price of the branch was goodwill and core deposit intangible of $2,039,000 and $449,000, respectively. The core deposit intangible will be amortized over a ten-year period on a straight line basis. The goodwill will not be amortized, but will be measured annually for impairment.
The following table summarizes the estimated fair value (in thousands) of the net liabilities assumed:

Assets:
Cash	$261
Premises and equipment	139
Loans	3,810
Core deposit intangible	449
Goodwill	2,039
Other assets	9

Total assets	6,707

Liabilities:
Deposits	20,090
Other liabilities	164

Total liabilities	20,254

Net liabilities assumed	$13,547

The estimated fair values of the assets and liabilities, including identifiable intangible assets, are preliminary and subject to refinement. Any subsequent adjustments to the fair values of assets and liabilities acquired, identifiable intangible assets or other purchase accounting adjustments will result in adjustments to goodwill within the first 12 months following the date of acquisition.
NOTE I — Investment in Unconsolidated Subsidiary
On September 1, 2006, the Corporation invested in The First National Bank of Liverpool (FNBL), Liverpool, PA, by purchasing 39.16% of its outstanding common stock. This investment is accounted for under the equity method of accounting, as defined in Accounting Principles Board Opinion No. 18. The investment is being carried at $2,825,000 as of September 30, 2006, of which $1,776,000 represents the underlying equity in net assets of FNBL. The difference between the investment carrying amount and the amount of the underlying equity, $1,049,000, is considered to be goodwill and will be evaluated quarterly for impairment. A loss in value of the investment which is other than a temporary decline will be recognized. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of FNBL to sustain an earnings capacity which would justify the carrying amount of the investment.
NOTE J — Subsequent Events
On October 17, 2006, the Board of Directors declared a cash dividend of $0.17 per share to shareholders of record on November 15, 2006, payable on December 1, 2006.

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
Critical Accounting Policies:
Disclosure of the Corporation’s significant accounting policies is included in the notes to the consolidated financial statements of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005. Some of these policies require significant judgments, estimates, and assumptions to be made by management, most particularly in connection with determining the provision for loan losses and the appropriate level of the allowance for loan losses. Since December 31, 2005, the Corporation has added core deposit intangible assets and goodwill to its balance sheet, and considers its policies for accounting for these assets critical. The determination of goodwill and core deposit intangible is reliant upon the significant use of estimates and must be evaluated annually for impairment. As more fully discussed under Note D to the interim consolidated financial statements, “Stock Option Plan”, the Corporation has adopted accounting standard, FAS No. 123 (R) which was effective for the Corporation on January 1, 2006. The new accounting standard eliminated the ability of the Corporation to account for stock-based compensation under the recognition and measurement principles of APB Opinion 25; the new standard requires the Corporation to recognize in the consolidated income statement compensation cost relating to share-based payment transactions based on the fair value of the equity or liability instruments issued.
General:
The following discusses the consolidated financial condition of the Corporation as of September 30, 2006, as compared to December 31, 2005, and the consolidated results of operations for the three and nine months ended September 30, 2006, compared to the same periods in 2005. This discussion should be read in conjunction with the interim consolidated financial statements and related footnotes included herein.
Introduction:
Juniata Valley Financial Corp. is a Pennsylvania corporation organized in 1983 to become the holding company of The Juniata Valley Bank (“Bank”). The Bank is a state-chartered bank headquartered in Mifflintown, Pennsylvania. Juniata Valley Financial Corp. and its subsidiary bank derive substantially all of their income from banking and bank-related services, including interest earnings on residential real estate, commercial mortgage, commercial, and consumer financings, as well as interest earnings on investment securities and fee income from deposit services to its customers through 12 locations in central Pennsylvania.
Financial Condition:
Two events highlighting third quarter activity at Juniata Valley Financial Corp. were the consummation of the purchase of 39.16% of the outstanding common stock of the First National Bank of Liverpool (FNBL) on September 1, 2006, followed closely by the settlement of the purchase of our new Richfield, PA community office on September 8. As a result of the Richfield office addition, approximately $20 million in deposits and $3.8 million in loans were added to the balance sheet. The transaction is being accounted for under the purchase accounting method and, as a result a core deposit intangible and goodwill were recorded in the amounts of $449,000 and $2,039,000, respectively.

The investment in common stock of FNBL is being accounted for under the equity method of accounting and as such, 39.16% of FNBL’s undivided profits will be included in pre-tax non-interest income from September 1, 2006 forward.
As of September 30, 2006, total assets increased by $10,212,000, or 2.5%, as compared to December 31, 2005. The increase was attributable to the purchase of the new community banking office. Net cash of approximately $13 million received from the purchase of the office was used to fund the acquisition of the FNBL stock and to repay short-term borrowings.
Total securities available for sale at September 30, 2006 decreased $5,284,000, or 7.9%, from December 31, 2005, as sales, maturities and principal repayments totaled $12,851,000 during the period, with only $7,196,000 reinvested into new available for sale securities. Net unrealized holding gains arising during the period were $403,000, and premium amortization was $97,000. Total securities held to maturity at September 30, 2006 increased $5,106,000, or 146%, when compared to December 31, 2005. Total purchases of securities held-to-maturity for the period were $5,100,000, and there were no calls, maturities or principal repayments during the period. A majority of the calls, maturities, and principal repayments in the available for sale portfolio were reinvested in the held to maturity portfolio in order to invest in tax anticipation securities.
Overall, loans, net of unearned interest, increased by $10,355,000, or 3.5%, of which $3,841,000 were added as part of the branch purchase. Exclusive of the purchased loans, loans grew by 2.2%. Installment loans increased $7,049,000 or 10.0%, loans to commercial borrowers decreased $335,000, or 0.4%, while mortgages increased $3,641,000, or 2.7% ($3,094,000 of this increase was from the branch purchase). Although new mortgage and commercial lending have slowed somewhat, management attributes the increases in installment lending balances to continued customer referrals, quality service and competitive rates.
As of September 30, 2006, the Corporation had one large loan relationship, with a balance of $1,416,000, considered to be impaired for which there is a specific allocation of $250,000 within the loan loss reserve that management believes is adequate to cover potential future losses. Otherwise, there are no material loans classified for regulatory purposes as loss, doubtful, substandard, or special mention which management expects to significantly impact future operating results, liquidity or capital resources. Following is a summary of the Bank’s non-performing loans on September 30, 2006 as compared to December 31, 2005.

(Dollar amounts in thousands)	September 30, 2006	December 31, 2005
Non-performing loans
Nonaccrual loans	$1,416	$1,515
Accruing loans past due 90 days or more	441	724
Restructured loans	—	—

Total	$1,857	$2,239

Average loans outstanding	$302,711	$290,327

Ratio of non-performing loans to average loans outstanding	0.61%	0.77%
Total deposits increased $15.3 million, or 4.5%, during the first nine months of 2006. The table below shows the changes in types of deposits and the effect the branch acquisition had on each.

	Balance	Deposits	Other Changes	Balance
	December 31,	Acquired with	in	September 30,
	2005	Branch Purchase	Deposits	2006

Deposits:
Demand, non-interest bearing	$46,041	$1,245	$(4,063)	$43,223
NOW and money market	68,522	3,195	6,294	78,011
Savings	43,703	1,369	(6,484)	38,588
Time deposits, $100,000 and more	39,631	2,376	(2,473)	39,534
Other time deposits	145,570	11,905	1,936	159,411

Total deposits	$343,467	$20,090	$(4,790)	$358,767

The funding mix of the Corporation’s deposits has been changing as lower paying and non-interest bearing core deposits continue to shift towards higher rate money market accounts and certificates of deposit. Management has continued to offer attractive, yet market-safe interest rates on deposit accounts in an effort to attract both new customers and additional deposits from existing customers. However, like most financial institutions in the current environment, the Corporation is facing challenges in growing core deposits. We believe that the sustained flat-to-inverted yield curve has resulted in an increasingly competitive pricing environment.
Securities sold under agreements to repurchase increased by $1,741,000, or 41.4%, while short-term borrowings decreased by $3,100,000, when comparing September 30, 2006 to September 30, 2005. Juniata has an unused borrowing capacity of $169 million with the Federal Home Loan Bank as of September 30, 2006, as well as other avenues for borrowing from correspondent banks in order to fund additional loan demand if it continues to grow at a higher rate than deposits.
Stockholders’ equity increased by $727,000, or 1.5%, from December 31, 2005 to September 30, 2006. Net income of $3,655,000 was offset by dividends of $2,199,000 and net purchases of treasury stock of $1,071,000. The Corporation repurchased stock into treasury, pursuant to its treasury repurchase program, and during the first nine months of 2006, purchased 58,082 shares, of which 8,147 shares were reissued pursuant to the Corporation’s Dividend Reinvestment Plan. Additionally, 3,727 shares of treasury stock were reissued pursuant to the Employee Stock Purchase Plan. Securities available for sale increased in market value, representing an increase to equity of $266,000 during the period.
Management is not aware of any current recommendations of applicable regulatory authorities which, if implemented, would have a material effect on the Corporation’s liquidity, capital resources, or operations.
Subsequent to September 30, 2006, the following event took place:
On October 17, 2006, the Board of Directors declared a cash dividend of $0.17 per share to shareholders of record on November 15, 2006, payable on December 1, 2006.
Comparison of the Three Months ended September 30, 2006 and 2005
Operations Overview:
The third quarter’s income before taxes increased by $218,000, or 14.5%, when compared to the same period in 2005. Net interest income after provision for loan losses decreased by $31,000, or 0.9%. Non-interest income increased $129,000, or 15.4%, while non-interest expense decreased by $120,000, or 4.1%. Provision for income tax was increased by $78,000 when comparing the two quarters, resulting in an overall increase in net income of $140,000, or 12.8%.
Presented below are selected key ratios for the two periods:

	Three Months Ended
	September 30
	2006	2005
Return on average assets (annualized)	1.19%	1.07%
Return on average equity (annualized)	10.26%	8.96%
Average equity to average assets	11.58%	11.89%
The discussion that follows further explains changes in the components of net income when comparing the third quarter of 2006 with the third quarter of 2005.
Net Interest Income:
Interest on loans increased $512,000, or 10.3%, in the third quarter of 2006 as compared to the same period in 2005. An increase of $15.1 million in the average balance of the loan portfolio, in conjunction with an average weighted interest rate increase of 33 basis points, were responsible for the higher income over the period. The growth in the loan portfolio seen during 2005 continued during 2006. Management attributes the increases in lending balances to continued customer referrals and business loan demand, the economic climate within the market area, and competitive rates. Since the purchase of loans in connection with the new branch did not occur until late in the third quarter, average loan balances for the third quarter of 2006 were increased by only $0.9 million as a result. The growth in loans was primarily funded by proceeds from short-term borrowed funds.
Interest earned on investment securities and money market investments decreased $12,000 in the third quarter of 2006 as compared to 2005, as average balances decreased by $10.4 million. At the same time, due to rising rates since the third quarter of 2005, the average yield on the investment securities and the money market investments rose by 39 basis points and 76 basis points, respectively.
Interest expense on deposits increased $424,000, or 21.1%, in the third quarter of 2006 as compared to 2005, reflecting growth in interest-bearing deposits and steadily rising interest rates. The average balance of interest-bearing deposits increased $9,090,000, or 3.1% ($4,857,000 from the branch acquisition), while the average interest rate paid increased to 3.16% in 2006 from 2.69% in 2005.
Total average earning assets during the third quarter of 2006 were $386,027,000, compared to $381,354,000 during the third quarter of 2005, yielding 6.43% in 2006 versus 5.98% in 2005. Funding costs for the earning assets were 2.68% and 2.19%, for the third quarters of 2006 and 2005, respectively. Net interest spread for the third quarter of 2006 was 3.76% and net interest margin on a fully tax-equivalent basis was 3.85%. For the same period in 2005, net interest spread and fully-tax equivalent net interest margin were 3.79% and 3.90%, respectively.
Provision for Loan Losses:
In the third quarter of 2006, the provision made for loan losses was $29,000. Management regularly reviews the adequacy of the loan loss reserve and makes assessments as to specific loan impairment, historical charge-off expectations, general economic conditions in the Bank’s market area, specific loan quality and other factors. In the third quarter of 2005, no loan loss provision was recorded.
Noninterest income:
Noninterest income increased $129,000, or 15.4%, in the third quarter of 2006 as compared to the same period in 2005. Fees for customer service on deposit accounts in the third quarter of 2006 increased compared to the same period in 2005 by $42,000 or 11.9% and fee income from the Bank’s Alternative Investment program increased by $38,000 or 36.2%. Income from bank owned life insurance increased in the third quarter of 2006 compared to the third quarter of 2005 by $39,000. Income from Trust services increased by $13,000, or 15.1%, in the third quarter of 2006 from the third quarter of 2005. The Corporation recognized no gains on sales of securities in the third quarter of 2006 as compared to gains of $52,000 in the same quarter of 2005, and increased its gains on the sale of loans by $19,000. Income from the unconsolidated subsidiary was $20,000, representing the Corporation’s share of the results of operations of FNBL since September 1, 2006.
As a percentage of average assets, annualized noninterest income, exclusive of net gains on the sale of securities, was 0.93% in the third quarter of 2006 as compared to 0.77% in the same period of 2005.

Noninterest expense:
Total noninterest expense decreased $120,000, or 4.1%, in the third quarter of 2006 as compared to 2005. Salaries and benefits costs increased by $146,000, or 10.3%, in the third quarter of 2006 compared to the third quarter of 2005 due to factors such as the addition of staff for both the new branch office and other internal positions, higher expense for non-qualified benefit plans and expense associated with the adoption of FAS123(R), expensing of stock options. Professional fees in the third quarter of 2006 were 68.2% less than in the third quarter of 2005. Professional fees in the third quarter of 2005 were unusually high and consisted of additional costs for legal, accounting and consulting fees relating to becoming compliant with the provisions of Section 404 of the Sarbanes-Oxley Act. Costs relating to occupancy, equipment, data processing, director compensation and state taxes were not materially different in the third quarter of 2006 than in the third quarter of 2005, decreasing in the aggregate by 1.3%, however, other noninterest expense decreased by $46,000, or 14.1%. The decrease in other noninterest expense between the two periods was primarily due to additional costs related to the free-checking product advertising promotion in 2005.
As a percentage of average assets, annualized noninterest expense was 2.74% as compared to 2.89% in the same period of 2005.
Comparison of the Nine Months ended September 30, 2006 and 2005
Operations Overview:
Income before taxes for the first nine months of 2006 increased by $415,000, or 8.8%, when compared to the same period in 2005. Net interest income after provision for loan losses decreased by $356,000, or 3.2%. Non-interest income increased $289,000, or 11.8%, while non-interest expense decreased by $482,000, or 5.5%. Provision for income tax was increased by $157,000 when comparing the two periods, resulting in an overall increase to net income of $258,000, or 7.6%.
Presented below are selected key ratios for the two periods:

	Nine Months Ended
	September 30
	2006	2005
Return on average assets (annualized)	1.18%	1.12%
Return on average equity (annualized)	10.27%	9.23%
Average equity to average assets	11.50%	12.11%
The discussion that follows further explains changes in the components of net income when comparing the year-to-date period ending September 30, 2006 with the corresponding period in 2005.
Net Interest Income:
Interest on loans increased $1,372,000, or 9.3%, in the first nine months of 2006 as compared to the same period in 2005. An increase of $14.6 million in the average balance of the loan portfolio, in conjunction with an average weighted interest rate increase of 27 basis points were responsible for the higher income over the period.
Interest earned on investment securities and money market investments decreased $35,000 in the first nine months of 2006 as compared to 2005 as average balances decreased by $7.8 million. At the same time, due to rising rates since June of 2005, the average yield on the investment securities and the money market investments rose by 25 basis points and 65 basis points, respectively.
Interest expense on deposits increased $1,327,000, or 23.9%, in the first nine months of 2006 as compared to 2005, reflecting growth in deposits and steadily rising interest rates. The average balance of interest-bearing deposits increased $9,741,000, or 3.3%, while the average interest rate paid increased to 3.05% in 2006 from 2.54% in 2005. In order to supply funding for the loan demand during the first nine months of 2006, the Corporation borrowed funds on a short-term basis from the Federal Home Loan Bank.
Total average earning assets during the first nine months of 2006 were $383,077,000, compared to $376,340,000 during the first nine months of 2005, yielding 6.36% in 2006 versus 6.00% in 2005. Funding costs for earning assets were 2.59% and 2.06% for the first nine months of 2006 and 2005, respectively. Net interest spread for the first nine months of 2006 was 3.77% and net interest margin on a fully tax-equivalent basis was 3.88%. For the same period in 2005, net interest spread and fully-tax equivalent net interest margin were 3.94% and 4.06%, respectively.

Provision for Loan Losses:
In the first nine months of 2006, the provision for loan losses was $89,000. Management regularly reviews the adequacy of the loan loss reserve and makes assessments as to specific loan impairment, historical charge-off expectations, general economic conditions in the Bank’s market area, specific loan quality and other factors. In the first nine months of 2005, a loan loss provision of $28,000 was recorded.
Noninterest income:
Noninterest income increased $289,000, or 11.8%, in the first nine months of 2006 as compared to the same period in 2005. Income from trust services increased by $47,000, or 17.0%, in the first nine months of 2006 over the same period of 2005, primarily as a result of increased fees from non-estate relationships. Fees for customer service on deposit accounts in the first nine months of 2006 increased in comparison to the same period in 2005 by $82,000, or 7.9%, and fee income from commissions on sales of annuities and mutual funds increased by $83,000, or 25.7%. Income from bank owned life insurance increased in the first nine months of 2006 compared to the first nine months of 2005, by $45,000. The Corporation recognized gains on sales of securities of $67,000 in the first nine months of 2006, $84,000 less than securities gains of $151,000 in the first nine months of 2005. Exclusive of the securities gains, noninterest income increased by $373,000, or 16.2%. Income from the unconsolidated subsidiary was $20,000, representing the Corporation’s share of the results of operations of FNBL since September 1, 2006. Other noninterest income in the first nine months of 2006 of $435,000 exceeded other noninterest income for the same time period in 2005 by $60,000 due primarily to fee income related to debit cards.
As a percentage of average assets, annualized noninterest income, exclusive of net gains on the sale of securities, was 0.85% in the first nine months of 2006 as compared to 0.76% in the same period of 2005.
Noninterest expense:
Total noninterest expense decreased $482,000, or 5.5%, in the first nine months of 2006 as compared to the same period in 2005. In the second quarter of 2005 the Corporation incurred a one-time employee severance cost of $284,000. Normal salaries and wages increased by $162,000, or 5.0%, in the first nine months of 2006 compared to the first nine months of 2005 due to the addition of new branch staff and other new positions and employee benefit expense increased by a slight $19,000. Data processing expense was reduced by $48,000 in the nine months ending September 30, 2006 as compared to the same period in 2005, primarily due to the benefit of a processing credit awarded to the Corporation by the service provider. Professional fees in the first nine of 2006 were 54.6% less than in the first nine months of 2005. Professional fees in the first half of 2005 were unusually high and consisted of additional costs for legal, accounting and consulting fees relating to becoming compliant with the provisions of Section 404 of the Sarbanes-Oxley Act. Costs relating to occupancy, equipment, director compensation and state taxes were not materially different in the first nine months of 2006 than in the first nine months of 2005, decreasing in the aggregate by only $22,000, however, other noninterest expense rose by $31,000, or 3.7%. The increase in other noninterest expense between the two periods is primarily due to additional costs related to the free-checking product, postage and repossessed assets.
As a percentage of average assets, annualized noninterest expense was 2.70% as compared to 2.91% in the same period of 2005.
Liquidity:
The objective of liquidity management is to ensure that sufficient funding is available, at a reasonable cost, to meet the ongoing operational cash needs of the Corporation and to take advantage of income producing opportunities as they arise. While the desired level of liquidity will vary depending upon a variety of factors, it is the primary goal of the Corporation to maintain a high level of liquidity in all economic environments. Principal sources of asset liquidity are provided by securities maturing in one year or less, other short-term investments such as federal funds sold and cash and due from banks. Liability liquidity, which is more difficult to measure, can be met by attracting deposits and maintaining the core deposit base. The Corporation is a member of the Federal Home Loan Bank of Pittsburgh for the purpose of providing short-term liquidity when other sources are unable to fill these needs. During the first nine months of 2006, short-term borrowings from the Federal Home Loan Bank averaged $6,800,000.
In August 2006, the Corporation repaid long term debt of $5,000,000 to the Federal Home Loan Bank, which had carried a fixed interest rate of 2.86% for a two-year term. As of September 30, 2006, the Bank had no long term debt and had unused borrowing capacity with the Federal Home Loan Bank of $169 million.

Funding derived from securities sold under agreements to repurchase began in September of 2004 through corporate cash management accounts for business customers. This product allows the Bank an ability to pay interest on corporate checking accounts.
In view of the sources previously mentioned, management believes that the Corporation’s liquidity is capable of providing the funds needed to meet loan demand.
Off-Balance Sheet Arrangements:
The Corporation’s consolidated financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk, credit risk, and interest rate risk. These commitments consist mainly of loans approved but not yet funded, unused lines of credit, and letters of credit made under the same standards as on-balance sheet instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Letters of credit are conditional commitments issued to guarantee the financial performance obligation of a customer to a third party. Unused commitments and letters of credit at September 30, 2006, were $45,455,000 and $867,000, respectively. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation. Management believes that any amounts actually drawn upon can be funded in the normal course of operations.
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
At September 30, 2006, the Bank exceeded the regulatory requirements to be considered a “well capitalized” financial institution, i.e., a leverage ratio exceeding 5%, Tier 1 capital exceeding 6% and total capital exceeding 10%.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of loss arising from changes in the fair value of financial instruments due to changes in interest rates, currency exchange rates, commodity prices or equity prices. The Corporation’s market risk is composed primarily of interest rate risk. The primary objective of the Corporation’s asset-liability management process is to maximize current and future net interest income within acceptable levels of interest rate risk while satisfying liquidity and capital requirements. Management recognizes that a certain amount of interest rate risk is inherent, appropriate and necessary to ensure profitability. The most recent financial simulation performed by the Bank as of June 30, 2006, showed a possible decline in net interest income of $122,000 in a -100 basis point rate shock over a one-year period. If rates continue to increase, in a +100 basis point shock over a one-year period, the simulation performed shows a possible $35,000 decrease to net interest income. The Bank is slightly liability sensitive if rates rise and slightly asset sensitive if rates decline. This occurs because of optionality within the balance sheet. The net interest income at risk position remains within the guidelines established by the Bank’s asset/liability policy. The Bank continues to monitor and manage its rate sensitivity.
No material change has been noted in the Bank’s equity value at risk. Please refer to the Annual Report on Form 10-K as of December 31, 2005 for further discussion of this matter.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of September 30, 2006, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 (“Exchange Act”), Rule 13a-15(e). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Corporation reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.
It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitation of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions, regardless of how remote.
Attached as Exhibits 31 and 32 to this quarterly report are certifications of the Chief Executive Officer and the Chief Financial Officer required in accordance with Rule 13a-14(a) of the Exchange Act. This portion of the Corporation’s quarterly report includes the information concerning the controls evaluation referred to in the certifications and should be read in conjunction with the certifications for a more complete understanding of the topics presented.
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

Branch Acquisition

The Bank has purchased the Richfield, Pennsylvania community office of the Mifflinburg Bank and Trust Company, a subsidiary of Mifflinburg Bancorp as of September 8, 2006. The transaction included approximately $20.0 million in deposits and $3.8 million in loans outstanding. Additionally, intangible assets were acquired, including core deposit intangible and goodwill of $449,000 and $2,039,000, respectively.

The branch transaction is intended to further expand the Bank’s presence in Juniata County, Pennsylvania. However, there are risks in branch acquisitions. While the Bank seeks to retain the deposits assumed in the transaction, the deposit premium paid by the Bank in the transaction will apply to all of the deposits assumed in the transaction, even if some of the deposits “run off” in the future. Additionally, there is risk that acquired goodwill may become impaired, resulting in a charge to earnings.

Otherwise, there have been no material changes in risk factors that were disclosed in the Annual Report on Form 10-K as of December 31, 2005.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information on repurchases by the Corporation of its common stock in each month of the quarter ended September 30, 2006:

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number	Average	Part of Publicly	Shares that May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	per Share	Programs	Plans or Programs (1)

July 1-31, 2006	—	$—	—	178,748
August 1-31, 2006	10,000	21.50	10,000	168,748
September 1-30, 2006	26,082	21.30	26,082	142,666

Totals	36,082	$21.36	36,082	142,666

(1)	On March 23, 2001, the Corporation announced plans to buy back 100,000 (200,000 on a post-split basis) shares of their stock. There is no expiration date to this buyback plan, but subsequent to the initial plan, the repurchase of 400,000 additional shares were authorized by the Board of Directors. As of November 4, 2006, the number of shares that may yet be purchased under the program was 142,666. No repurchase plan or program expired during the period covered by the table. The Corporation has no stock repurchase plan or program that it has determined to terminate prior to expiration or under which it does not intend to make further purchases.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS

3.1 — Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 4.1 to the Corporation’s Form S-3 registration statement no. 333-129023 filed with the SEC on October 14, 2005)

3.2 — Bylaws (incorporated by reference to Exhibit 3.2 to the Corporation’s report on Form 8-K filed with the SEC on February 23, 2006)

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

Juniata Valley Financial Corp.
(Registrant)

Date 11-08-2006	By	/s/ Francis J. Evanitsky

Francis J. Evanitsky, President
and Chief Executive Officer

Date 11-08-2006	By	/s/ JoAnn N. McMinn

JoAnn N. McMinn, Chief Financial Officer