Form 10-K
period 2006-12-31
JUNIATA VALLEY FINANCIAL CORP
filed 2007-03-16
CIK 714712

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended December 31, 2006
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
     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $94,234,949. (1)
     There were 4,448,256 shares of the registrant’s common stock outstanding as of March 12, 2007.
(1) The aggregate dollar amount of the voting stock set forth equals the number of shares of the Company’s Common Stock outstanding, reduced by the amount of Common Stock held by officers, directors, shareholders owning in excess of 10% of the Company’s Common Stock and the Company’s employee benefit plans multiplied by the last reported sale price for the Company’s Common Stock on June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter. The information provided shall in no way be construed as an admission that any officer, director or 10% shareholder of the Company, or any employee benefit plan, may be deemed an affiliate of the Company or that such person or entity is the beneficial owner of the shares reported as being held by such person or entity, and any such inference is hereby disclaimed.
DOCUMENTS INCORPORATED BY REFERENCE
(Specific sections incorporated are identified under applicable items herein)
     Certain portions of the Company’s Annual Report to Shareholders for the year ended December 31, 2006 are incorporated by reference in Parts I and II of this Report.
     With the exception of the information incorporated by reference in Parts I and II of this Report, the Company’s Annual Report to Shareholders for the year ended December 31, 2006 is not to be deemed “filed” with the Securities and Exchange Commission for any purpose.
     Certain portions of the Company’s Proxy Statement to be filed in connection with its 2007 Annual Meeting of Shareholders are incorporated by reference in Part III of this Report; provided, however, that any information in such Proxy Statement that is not required to be included in this Annual Report on Form 10-K shall not be deemed to be incorporated herein or filed for the purposes of the Securities Act of 1933 or the Securities Exchange Act of 1934.
     Other documents incorporated by reference are listed in the Exhibit Index.

PART I
ITEM 1. BUSINESS
Overview
Juniata Valley Financial Corp. (the “Company” or “Juniata”) is a Pennsylvania corporation that was formed in 1983 as a result of a plan of merger and reorganization of The Juniata Valley Bank (the “Bank”). The plan was approved by the various regulatory agencies on June 7, 1983 and Juniata, a one bank holding company, registered under the Bank Holding Company Act of 1956. The Bank is the oldest independent commercial bank in Juniata and Mifflin Counties, having originated under a state bank charter in 1867. The Company has one reportable segment, consisting of the Bank, as described in Note 1 of Notes to Consolidated Financial Statements contained in the Company’s 2006 Annual Report to Shareholders (“2006 Annual Report”) and which is incorporated by reference into Item 8 of this report. The Consolidated Statements of Financial Condition and Income and Notes to Consolidated Financial Statements includes information on revenue, assets and income and is incorporated by reference in this Item 1.
Nature of Operations
Juniata operates primarily in central Pennsylvania with the purpose of delivering financial services within its local market. The Company provides retail and commercial banking services through 12 offices in the following locations: five community offices in Juniata County; five community offices in Mifflin County, as well as a financial services office; one community office in Perry and Huntingdon counties; and a loan production office in Centre County. The Company offers a full range of consumer and commercial banking services. Consumer banking services include: Internet banking; telephone banking; eight automated teller machines; personal checking accounts; club accounts; checking overdraft privileges; money market deposit accounts; savings accounts; debit cards; certificates of deposit; individual retirement accounts; secured and unsecured lines of credit; construction and mortgage loans; and safe deposit boxes. Commercial banking services include: small and high-volume business checking accounts; Internet account management services; ACH origination; payroll direct deposit; commercial lines of credit; commercial letters of credit; commercial term and demand loans. Comprehensive trust, asset management and estate services are provided, and the Company has contracted with a broker-dealer to offer a full range of financial services, including annuities, mutual funds, stock and bond brokerage services and long-term care insurance. Management believes it has a relatively stable deposit base with no major seasonal depositor or group of depositors. Most of the Company’s commercial customers are small and mid-sized businesses in central Pennsylvania.
Juniata’s loan policies are updated periodically and are presented for approval by the Board of Directors of the Bank. The purpose of the policies is to grant loans on a sound and collectible basis, to invest available funds in a safe, profitable manner, to serve the legitimate credit needs of the communities in Juniata’s primary market area, and to ensure that all loan applicants receive fair and equal treatment in the lending process. It is the intent of the underwriting policies to seek to minimize loan losses by requiring careful investigation of the credit history of each applicant, verifying the source of repayment and the ability of the applicant to repay, securing those loans in which collateral is deemed to be required, exercising care in the documentation of the application, review, approval and origination process and administering a comprehensive loan collection program.
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
The Company’s primary source of funds is deposits, consisting of transaction type accounts, such as demand deposits and savings accounts, and time deposits, such as certificates of deposits. The majority of deposits have been made by customers residing or located in Juniata’s market area. No material portion of the deposits has been obtained from a single or small group of customers and the Company believes that the loss of any customer’s deposits or a small group of customers’ deposits would not have a material adverse effect on the Company.

Other sources of funds used by the Company include retail repurchase agreements, borrowings from the Federal Home Loan Bank of Pittsburgh, and lines of credit established with various correspondent banks for overnight funding.
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
In commercial transactions, the Company believes that the Bank’s legal lending limit to a single borrower (approximately $5,951,000 as of December 31, 2006) enables it to compete effectively for the business of small and mid-sized businesses. However, this legal lending limit is considerably lower than that of various competing institutions and thus may act as a constraint on the Bank’s effectiveness in competing for financings in excess of the limit.
In consumer transactions, the Bank believes that it is able to compete on a substantially equal basis with larger financial institutions because it offers competitive interest rates on savings and time deposits and loans.
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
Deposits of the Bank are insured up to applicable limits by the FDIC and are subject to deposit insurance assessments to maintain the Bank Insurance Fund. The insurance assessments are based upon a matrix that takes into account a bank’s capital level and supervisory rating. As a bank chartered under the laws of Pennsylvania, the Bank is subject to the regulations and supervision of the FDIC and the Pennsylvania Department of Banking. These government agencies conduct regular safety and soundness and compliance reviews that have resulted in satisfactory evaluations to date. Some of the aspects of the lending and deposit business of the Bank that are regulated by these agencies include personal lending, mortgage lending and reserve requirements.
Under the Bank Holding Company Act, the Company is required to file periodic reports and other information regarding its operations with, and is subject to examination by, the Federal Reserve Board. In addition, under the Pennsylvania Banking Code of 1965, the Pennsylvania Department of Banking has the authority to examine the books, records and affairs of the Company and to require any documentation deemed necessary to ensure compliance with the Pennsylvania Banking Code.
The Bank Holding Company Act requires the Company to obtain Federal Reserve Board approval before: acquiring more than five percent ownership interest in any class of the voting securities of any bank; acquiring all or substantially all of the assets of a bank; or merging or consolidating with another bank holding company. In addition, the Act prohibits a bank holding company from acquiring the assets, or more than five percent of the voting securities, of a bank located in another state, unless such acquisition is specifically authorized by the statutes of the state in which the bank is located.
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
A satisfactory safety and soundness rating, particularly with regard to capital adequacy, and a satisfactory Community Reinvestment Act rating, are generally prerequisites to obtaining federal regulatory approval to make acquisitions and open branch offices. As of December 31, 2006, the Bank was rated “satisfactory” under the Community Reinvestment Act and was “adequately” capitalized. An institution’s Community Reinvestment Act rating is considered in determining whether to grant charters, branches and other deposit facilities, relocations, mergers, consolidations and acquisitions. Less than satisfactory performance may be the basis for denying an application.
Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (the “1991 Act”), a bank holding company is required to guarantee that any “undercapitalized” (as such term is defined in the statute) insured depository institution subsidiary will comply with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the institution’s total assets at the time the institution became undercapitalized, or (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards as of the time the institution failed to comply with such capital restoration plan.
Under Federal Reserve Board policy, the Company is expected to act as a source of financial strength to the Bank and the First National Bank of Liverpool (“FNBL”), of which the Company owns 39.16%, and to commit resources to support the Bank and The First National Bank of Liverpool, in circumstances where it might not be in a financial position to support itself. Consistent with the “source of strength” policy for subsidiary banks, the Federal Reserve Board has stated that, as a matter of prudent banking, a bank holding company generally should not maintain a rate of cash dividends unless its net income available to common shareholders has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears to be consistent with the Company’s capital needs, asset quality and overall financial condition.
As a public company, the Company is subject to the Securities and Exchange Commission’s rules and regulations relating to periodic reporting, proxy solicitation and insider trading.
There are various legal restrictions on the extent to which the Company and its non-bank subsidiaries can borrow or otherwise obtain credit from the Bank. In general, these restrictions require that any such extensions of credit must be secured by designated amounts of specified collateral and are limited, as to any one of the Company or such non-bank subsidiaries, to ten percent of the lending bank’s capital stock and surplus, and as to the Company and all such non-bank subsidiaries in the aggregate, to 20 percent of the Bank’s capital stock and surplus. Further, the Company and the Bank are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.
Under the Community Reinvestment Act, the Bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. However, the Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The Community Reinvestment Act also requires:
•	the applicable regulatory agency to assess an institution’s record of meeting the credit needs of its community;

•	public disclosure of an institution’s CRA rating; and

•	that the applicable regulatory agency provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system.
The operations of the Bank are also subject to numerous Federal, state and local laws and regulations which set forth specific restrictions and procedural requirements with respect to interest rates on loans, the extension of credit, credit practices, the disclosure of credit terms and discrimination in credit transactions. The Bank also is subject to certain limitations on the amount of cash dividends that it can pay. See Note 15 of Notes to Consolidated Financial Statements, contained in the 2006 Annual Report, which is included in Exhibit 13 to this report and incorporated by reference in this Item 1.
The Company and the Bank are also subject to the following rules and regulations:
Capital Regulation. The Company and the Bank are subject to risk-based capital standards by which all bank holding companies and banks are evaluated in terms of capital adequacy. These standards relate a banking company’s capital to the risk profile of its assets. The risk-based capital standards require that bank holding companies and banks must have Tier 1 capital of at least 4% and total capital, including Tier 1 capital, equal to at least 8% of its total risk-adjusted assets. Tier 1 capital includes common stockholders’ equity and qualifying perpetual preferred stock together with related surpluses and retained earnings. The remaining portion of this capital standard, known as Tier 2 capital, may be comprised of limited life preferred stock, qualifying subordinated debt instruments, and the reserves for possible loan losses.
Additionally, banking organizations must maintain a minimum leverage ratio of 3%, measured as the ratio of Tier 1 capital to adjusted average assets. This 3% leverage ratio is a minimum for the most highly rated banking organizations without any supervisory, financial or operational weaknesses or deficiencies. Other banking organizations are expected to maintain leverage capital ratios 100 to 200 basis points above such minimum, depending on their financial condition.
See Note 15 of Notes to Consolidated Financial Statements, contained in the 2006 Annual Report and incorporated by reference in this Item 1, for a table that provides the Company’s risk based capital ratios and leverage ratio .
Federal Banking Agencies have broad powers to take corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are “well capitalized,” “adequately capitalized,” “under capitalized”, “significantly undercapitalized,” or “critically undercapitalized.” As of December 31, 2006, the Bank was a “well-capitalized” bank, as defined by the FDIC.
The FDIC has issued a rule that sets the capital level for each of the five capital categories by which banks are evaluated. A bank is deemed to be “well capitalized” if the bank has a total risk-based capital ratio of 10% or greater, has a Tier 1 risk-based capital ratio of 6% or greater, has a leverage ratio of 5% or greater, and is not subject to any order or final capital directive by the FDIC to meet and maintain a specific capital level for any capital measure. A bank may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it received an unsatisfactory safety and soundness examination rating.
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
Gramm-Leach-Bliley Act. On November 12, 1999, the Gramm-Leach-Bliley Act was signed into law. Gramm-Leach-Bliley permits commercial banks to affiliate with investment banks. It also permits bank holding companies which elect financial holding company status to engage in any type of financial activity, including securities, insurance, merchant banking/equity investment and other activities that are financial in nature. The merchant banking provisions allow a bank holding company to make a controlling investment in any kind of company, financial or commercial. These new powers allow a bank to engage in virtually every type of activity currently recognized as financial or incidental or complementary to a financial activity. A commercial bank that wishes to engage in these activities is required to be well capitalized, well managed and have a satisfactory or better Community Reinvestment Act rating. Gramm-Leach-Bliley also allows subsidiaries of banks to engage in a broad range of financial activities that are not permitted for banks themselves. Although the Company and the Bank have not commenced these types of activities to date, Gramm-Leach-Bliley enables them to evaluate new financial activities that would complement the products already offered to enhance non-interest income.
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
Section 404 of the Sarbanes-Oxley Act requires the Company to include in its Annual Report on Form 10-K a report by management and an attestation report by the Company’s independent registered public accounting firm on the adequacy of the Company’s internal control over financial reporting. Management’s internal control report must, among other things, set forth management’s assessment of the effectiveness of the Company’s internal control over financial reporting.
National Monetary Policy
In addition to being affected by general economic conditions, the earnings and growth of the Bank and, therefore, the earnings and growth of the Company, are affected by the policies of regulatory authorities, including the Federal Reserve and the FDIC. An important function of the Federal Reserve is to regulate the money supply and credit conditions. Among the instruments used to implement these objectives are open market operations in U.S. government securities, setting the discount rate and changes in financial institution reserve requirements. These instruments are used in varying combinations to influence overall growth and distribution of credit, bank loans, investments and deposits, and their use may also affect interest rates charged on loans or paid on deposits.
The monetary policies and regulations of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The effects of such policies upon the future businesses, earnings and growth of the Company cannot be predicted with certainty.
Employees
As of December 31, 2006, the Company had a total of 125 full-time employees and 28 part-time employees.
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
The Company’s Internet address is www.JVBonline.com. At that address, we make available, free of charge, the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act (see “Investor Information” section of website), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.
In addition, we will provide, at no cost, paper or electronic copies of our reports and other filings made with the SEC (except for exhibits). Requests should be directed to JoAnn N. McMinn, Chief Financial Officer, Juniata Valley Financial Corp., PO Box 66, Mifflintown, PA 17059.
The information on the websites listed above is not and should not be considered to be part of this annual report on Form 10-K and is not incorporated by reference in this document.

ITEM 1A. RISK FACTORS
In analyzing whether to make or to continue an investment in the Company, investors should consider, among other factors, the following:
Changes in interest rates may have an adverse effect on the Company’s profitability. The operations of financial institutions such as the Company are dependent to a large degree on net interest income, which is the difference between interest income from loans and investments and interest expense on deposits and borrowings. An institution’s net interest income is significantly affected by market rates of interest that in turn are affected by prevailing economic conditions, by the fiscal and monetary policies of the federal government and by the policies of various regulatory agencies. The Federal Reserve Board (FRB) regulates the national money supply in order to manage recessionary and inflationary pressures. In doing so, the FRB may use techniques such as engaging in open market transactions of U.S. Government securities, changing the discount rate and changing reserve requirements against bank deposits. The use of these techniques may also affect interest rates charged on loans and paid on deposits. The interest rate environment, which includes both the level of interest rates and the shape of the U.S. Treasury yield curve, has a significant impact on net interest income. Typically, the shape of the yield curve is upward sloping, with longer-term rates exceeding short-term rates. However, during 2006, the yield curve was relatively flat, and at times, downward sloping, with minimal differences between long and short-term rates, resulting in a negative impact to the Company’s net interest income and net interest margin. If the flat/inverted yield curve is sustained, it is possible that the Company’s net interest margin could decrease further. At December 31, 2006, total interest bearing liabilities maturing or repricing within one year exceeded total interest earning loans and investments maturing or repricing during the same time period by $4.5 million, representing a cumulative one-year sensitivity ratio of 0.98. See Table 4 — Maturity Distribution in Management’s Discussion and Analysis of Financial Condition in the 2006 Annual Report, incorporated by reference in this Item 1A. Simulation of interest rate changes suggests that if interest rates decreased, net interest income would likely decrease over the next twelve months, as explained in the “Market / Interest Rate Risk” section of Management’s Discussion and Analysis of Financial Condition in the 2006 Annual Report. Like all financial institutions, the Company’s balance sheet is affected by fluctuations in interest rates. Volatility in interest rates can also result in disintermediation, which is the flow of deposits away from financial institutions into direct investments, such as US Government and corporate securities and other investment vehicles, including mutual funds, which, because of the absence of federal insurance premiums and reserve requirements, generally pay higher rates of return than bank deposit products. See “Item 7: Management’s Discussion of Financial Condition and Results of Operations” and “Item 7A: Quantitative and Qualitative Disclosure about Market Risk”.
Changes in economic conditions and related uncertainties may have an adverse affect on the Company’s profitability. Commercial banking is affected, directly and indirectly, by local, domestic, and international economic and political conditions, and by governmental monetary and fiscal policies. Conditions such as inflation, recession, unemployment, volatile interest rates, tight money supply, real estate values, international conflicts and other factors beyond the Company’s control may adversely affect the potential profitability of the Company. Any future rises in interest rates, while increasing the income yield on the Company’s earnings assets, may adversely affect loan demand and the cost of funds and, consequently, the profitability of the Company. Any future increases in interest rates may adversely affect the Company’s profitability because such decreases may reduce the amounts that the Company may earn on its assets. Economic downturns could result in the delinquency of outstanding loans. Management does not expect any one particular factor to have a material effect on the Company’s results of operations. However, downtrends in several areas, including real estate, construction and consumer spending, could have a material adverse impact on the Company’s profitability.
The supervision and regulation to which the Company is subject can be a competitive disadvantage. The operations of the Company and the Bank are heavily regulated and will be affected by present and future legislation and by the policies established from time to time by various federal and state regulatory authorities. In particular, the monetary policies of the Federal Reserve have had a significant effect on the operating results of banks in the past, and are expected to continue to do so in the future. Among the instruments of monetary policy used by the Federal Reserve to implement its objectives are changes in the discount rate charged on bank borrowings and changes in the reserve requirements on bank deposits. It is not possible to predict what changes, if any, will be made to the monetary polices of the Federal Reserve or to existing federal and state legislation or the effect that such changes may have on the future business and earnings prospects of the Company.

The Company is subject to changes in federal and state tax laws as well as changes in banking and credit regulations, accounting principles and governmental economic and monetary policies.
During the past several years, significant legislative attention has been focused on the regulation and deregulation of the financial services industry. Non-bank financial institutions, such as securities brokerage firms, insurance companies and money market funds, have been permitted to engage in activities that compete directly with traditional bank business.
The Competition the Company faces is increasing and may reduce our customer base and negatively impact the Company’s results of operations. There is significant competition among banks in the market areas served by the Company. In addition, as a result of deregulation of the financial industry, the Bank also competes with other providers of financial services such as savings and loan associations, credit unions, consumer finance companies, securities firms, insurance companies, the mutual funds industry, full service brokerage firms and discount brokerage firms, some of which are subject to less extensive regulations than the Company with respect to the products and services they provide. Some of the Company’s competitors have greater resources than the Corporation and, as a result, may have higher lending limits and may offer other services not offered by our Company. See “Item 1: Business — Competition.”
Changes in economic conditions and the composition of the Company’s loan portfolio could lead to an increase in the allowance for loan losses, which could decrease earnings. The Company has established an allowance for loan losses which management believes to be adequate to offset probable losses on the Company’s existing loans. However, there is no precise method of estimating loan losses. There can be no assurance that any future declines in real estate market conditions, general economic conditions or changes in regulatory policies will not require the Company to increase its allowance for loan losses, which could reduce earnings. Furthermore, an increase in unemployment could cause an increase in loan charge-offs.
Fluctuations in the stock market could negatively affect the value of the Company’s common stock. The Company’s common stock is quoted under the symbol “JUVF” on the OTC Bulletin Board, an automated quotation service, made available through, and governed by, the NASDAQ system. There can be no assurance that a regular and active market for the Common Stock will develop in the foreseeable future. See “Item 5: Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.” Investors in the shares of common stock must, therefore, be prepared to assume the risk of their investment for an indefinite period of time.
“Anti-Takeover” and “Anti-Greenmail” Provisions and Management Implications may keep shareholders from receiving a premium for their shares. The Articles of Incorporation of the Company presently contain certain provisions which may be deemed to be “anti-takeover” and “anti-greenmail” in nature in that such provisions may deter, discourage or make more difficult the assumption of control of the Company by another corporation or person through a tender offer, merger, proxy contest or similar transaction or series of transactions. The overall effects of the “anti-takeover” and “anti-greenmail” provisions may be to discourage, make more costly or more difficult, or prevent a future takeover offer, thereby preventing shareholders from receiving a premium for their securities in a takeover offer. These provisions may also increase the possibility that a future bidder for control of the Company will be required to act through arms-length negotiation with the Company’s Board of Directors. Copies of the Articles of Incorporation of the Company are on file with the Securities and Exchange Commission and the Pennsylvania Secretary of State.
If the Company fails to maintain an effective system of internal controls, it may not be able to accurately report its financial results or prevent fraud. As a result, current and potential shareholders could lose confidence in the Company’s financial reporting, which could harm its business and the trading price of its common stock. The Company has established a process to document and evaluate its internal controls over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations, which require annual management assessments of the effectiveness of the Company’s internal controls over financial reporting and a report by the Company’s independent auditors addressing these assessments. In this regard, management has dedicated internal resources, engaged outside consultants and adopted a detailed work plan to (i) assess and document the adequacy of internal controls over financial reporting, (ii) take steps to improve control processes, where appropriate, (iii) validate through testing that controls are functioning as documented and

(iv) implement a continuous reporting and improvement process for internal control over financial reporting. The Company’s efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding the Company’s assessment of its internal controls over financial reporting and the Company’s independent auditors’ audit of that assessment have resulted, and are likely to continue to result, in increased expenses. The Company’s management and audit committee have given the Company’s compliance with Section 404 high priority. The Company cannot be certain that these measures will ensure that the Company implements and maintains adequate controls over its financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm the Company’s operating results or cause the Company to fail to meet its reporting obligations. If the Company fails to correct any issues in the design or operating effectiveness of internal controls over financial reporting or fails to prevent fraud, current and potential shareholders could lose confidence in the Company’s financial reporting, which could harm its business and the trading price of its common stock.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The physical properties of the Company are all owned or leased by the Bank.
The Bank owns and operates exclusively for banking purposes the buildings located at:
Bridge and Main Streets, Mifflintown, Pennsylvania (its corporate headquarters)
Butcher Shop Road, Mifflintown, Pennsylvania (financial center)
301 Market Street, Port Royal, Pennsylvania (branch office)
Corner of Main and School Streets, McAlisterville, Pennsylvania (branch office)
Four North Market Street, Millerstown, Pennsylvania (branch office)
Main Street, Blairs Mills, Pennsylvania (branch office)
Monument Square, Lewistown, Pennsylvania (branch office)
Route 322 Reedsville, Pennsylvania (branch office)
100 West Water Street, Lewistown, Pennsylvania (branch office)
302 South Logan Boulevard, Burnham, Pennsylvania (branch office)
Main Street, Richfield, Pennsylvania (branch office)
The Bank leases four offices:
Branch Offices –
Shopping Plaza, Legislative Route 31, Mifflintown, Pennsylvania (lease extension expires in December 2007)
Wal-Mart Supercenter, Lewistown, Pennsylvania (lease expires October 2011)
Financial Services Office –
129 South Main Street, Lewistown, Pennsylvania (lease expires November 2014)
Loan Production Office –
1525 Science Street, State College, Pennsylvania (lease renews monthly)
The Bank owns property at 100 East Market Street, Lewistown, Pennsylvania, that was a former branch office and which the Bank is actively attempting to sell.
ITEM 3. LEGAL PROCEEDINGS
The nature of the Company’s and Bank’s business, at times, generates litigation involving matters arising in the ordinary course of business. However, in the opinion of management, there are no proceedings pending to which the Company or the Bank is a party or to which its property is subject, which, if adversely determined, would be material in relation to their financial condition. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Company by government authorities or others.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information:
Information regarding the market for the Company’s stock, the market price of the stock and dividends that the Company has paid is included in the Company’s Annual Report to Shareholders for the year ended December 31, 2006, in the section entitled “Common Stock Market Prices and Dividends,” and is incorporated by reference in this Item 5.
Holders:
As of March 7, 2007, there were approximately 1,826 registered holders of the Company’s outstanding common stock.
For information concerning the Company’s Equity Compensation Plans, see “Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.
Recent Sales of Unregistered Securities:
None
Purchases of Equity Securities:

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number	Average	Part of Publicly	Shares that May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	per Share	Programs	Plans or Programs
October 1-31, 2006	—		—	142,666
November 1-30 2006	—		—	142,666
December 1-31 2006	—		—	142,666

Totals	—		—	142,666

Performance Graph:
The following graph shows the yearly percentage change in the Company’s cumulative total shareholder return on its common stock from December 31, 2001 to December 31, 2006 compared with the Russell 3000 Index and a peer group index, (the “Juniata Valley Peer Group”), consisting of eight Pennsylvania bank holding companies. The bank holding companies in the Juniata Valley Peer Group are ACNB Corporation, Citizens & Northern Corporation, Codorus Valley Bancorp, Inc., Columbia Financial Corp., Community Banks, Inc. Fidelity D&D Bancorp, Inc., PennRock Financial Services Corp. and Union National Financial Corp. These companies were selected for our Juniata Valley Peer Group because they are community-based banks of similar market capitalization. The Company has selected the Russell 3000 Index for inclusion in the graph because it contains a broader array of publicly traded companies and provides a more comprehensive market comparison than the S&P 500.
Total Return Performance

	Period Ending
Index	12/31/01	12/31/02	12/31/03	12/31/04	12/30/05	12/31/06
Juniata Valley Financial Corp.	100.00	105.08	128.11	164.66	197.19	178.12
Russell 3000	100.00	78.46	102.83	115.11	122.16	141.35
Juniata Valley Peer Group*	100.00	120.76	163.21	170.81	169.83	174.25

*	Juniata Valley Peer Group consists of ACNB Corporation, Citizens & Northern Corporation, Codorus Valley Bancorp, Inc., Columbia Financial Corp., Community Banks, Inc., Fidelity D&D Bancorp, Inc., PennRock Financial Services Corp.(acquired 7/1/2005) and Union National Financial Corp.

ITEM 6. SELECTED FINANCIAL DATA
The section entitled “Five Year Financial Summary — Selected Financial Data” in the Company’s Annual Report to Shareholders for the year ended December 31, 2006 is incorporated by reference in this Item 6.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The section entitled “Management’s Discussion and Analysis of Financial Condition” and “Results of Operations” in the Company’s Annual Report to Shareholders for the year ended December 31, 2006 is incorporated by reference in this Item 7.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
The section entitled “Management’s Discussion and Analysis – Financial Condition – Market / Interest Rate Risk” in the Company’s Annual Report to Shareholders for the year ended December 31, 2006 is incorporated by reference in this Item 7A.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Company’s Consolidated Financial Statements and the Notes to Consolidated Financial Statements thereto included in the Company’s Annual Report to Shareholders for the year ended December 31, 2006 is incorporated by reference in this Item 8.
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
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
The Company’s management, with the participation of its CEO and CFO, conducted an evaluation, as of December 31, 2006, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based on this evaluation, the Company’s CEO and CFO concluded that, as of the end of the period covered by this annual report, the Company’s disclosure controls and procedures were effective in reaching a reasonable level of assurance that management is timely alerted to material events relating to the Company during the period when the Company’s periodic reports are being prepared.
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
A significant deficiency in internal control is a control deficiency or combination of control deficiencies, that adversely affects a company’s ability to initiate, authorize, record, process or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a more than inconsequential misstatement of the company’s annual or interim financial statements will not be prevented or detected in the normal course.
A material weakness in internal control is a significant deficiency or a combination of significant deficiencies, which results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by management or employees in the normal course of performing their assigned functions.
In order to ensure that the Company’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its audited financial statements prepared as of December 31, 2006. Management retains the assistance of an outside provider of internal auditing service in its documentation, testing and evaluation of internal control over financial reporting. In assessing its internal controls, the Company followed the requirements of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 2. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
Based on its assessment, the Company’s management has concluded that, as of December 31, 2006, the Company’s internal control over financial reporting is effective.
The Company’s independent registered public accounting firm, Beard Miller Company LLP, has audited the financial statements of the Company as of December 31, 2006 and has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting.

/s/ Francis J. Evanitsky Francis J. Evanitsky, President and Chief Executive Officer

/s/ JoAnn N. McMinn JoAnn N. McMinn, Chief Financial Officer

Report of Beard Miller Company LLP Regarding the Company’s Internal Control Over Financial Reporting
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Juniata Valley Financial Corp.
Mifflintown, Pennsylvania
     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Juniata Valley Financial Corp. and its wholly-owned subsidiary, The Juniata Valley Bank, (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
     In our opinion, management’s assessment that the Company, maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Juniata Valley Financial Corp. and its wholly-owned subsidiary, The Juniata Valley Bank as of December 31, 2006 and 2005 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 6, 2007 expressed an unqualified opinion.
/s/ Beard Miller Company LLP
Beard Miller Company LLP
Lancaster, Pennsylvania
March 6, 2007
Changes in Internal Control Over Financial Reporting
The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, also conducted an evaluation of the Company’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), to determine whether any changes occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there was no such change during the quarter ended December 31, 2006.
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
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Incorporated by reference herein is information appearing in the Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2007 under the captions “Directors of the Company”, “Executive Officers of the Company”, “Meetings and Committees of the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance”. The Company has adopted a Code of Ethics that is applicable to the Company’s Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer and other designated senior officers, which can be found in the Investor Information – Governance Documents section of the Company’s website at www.JVBonline.com. The Company will file its Proxy Statement on or before April 27, 2007.
ITEM 11. EXECUTIVE COMPENSATION
Incorporated by reference herein is the information contained in the Proxy Statement under the caption “Compensation of Management”. The Company will file its Proxy Statement on or before April 27, 2007.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference herein is the information contained in the Proxy Statement under the caption “Stock Ownership by Management and Beneficial Owners”. The Company will file its Proxy Statement on or before April 27, 2007. Additionally, the following table contains information regarding equity compensation plans approved by shareholders, which include a stock option plan for the Company’s employees and an employee stock purchase plan. The Company has no equity compensation plans that were not approved by shareholders.

Number of securities
remaining available for
	Number of securities to be	Weighted average exercise	future issuance under
	issued upon exercise of	price of outstanding	equity compensation plans
	outstanding options,	options, warrants and	(excluding securities
	warrants and rights	rights	reflected in column a)
Plan Category	a	b	c

Equity compensation plans approved by security holders	65,746	$17.83	571,877

Equity compensation plans not approved by security holders	—	—

Total	65,746	$17.83	571,877

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Incorporated by reference herein is the information contained in the Proxy Statement under the caption “Related Party Transactions”. The Company will file its Proxy Statement on or before April 27, 2007.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated by reference herein is information contained in the Proxy Statement under the caption “Independent Certified Public Accountants”. The Company will file its Proxy Statement on or before April 27, 2007.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) The following consolidated financial statements of the Company are filed as part of this Form 10-K:
(i)	Report of Independent Registered Public Accounting Firm

(ii)	Consolidated Statements of Financial Condition as of December 31, 2006 and December 31, 2005

(iii)	Consolidated Statements of Income for the fiscal years ended December 31, 2006, December 31, 2005 and December 31, 2004

(iv)	Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2006, December 31, 2005 and December 31, 2004

(v)	Consolidated Statements of Stockholders’ Equity for the fiscal years ended December 31, 2006, December 31, 2005 and December 31, 2004

(vi)	Notes to Consolidated Financial Statements
(a)(2) Financial Statements Schedules. All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and have therefore been omitted.
(a)(3) Exhibits.

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 4.1 to the Company’s Form S-3 registration statement no. 333-129023 filed with the SEC on October 14, 2005)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s report on Form 8-K filed with the SEC on February 23, 2006)

10.1	1982 Directors Deferred Compensation Agreement for A. Jerome Cook,(incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-K filed with the SEC on March 28, 2003)*

10.2	1982 Directors Deferred Compensation Agreement for Don E. Haubert (incorporated by reference to Exhibit 10.2 to the Company’s report on Form 10-K filed with the SEC on March 28, 2003)*

10.3	1983 Directors Deferred Compensation Agreement for John A. Renninger (incorporated by reference to Exhibit 10.3 to the Company’s report on Form 10-K filed with the SEC on March 28, 2003)*

10.4	1986 Directors Deferred Compensation Agreement for A. Jerome Cook (incorporated by reference to Exhibit 10.4 to the Company’s report on Form 10-K filed with the SEC on March 28, 2003)*

10.5	1986 Directors Deferred Compensation Agreement for Don E. Haubert (incorporated by reference to Exhibit 10.5 to the Company’s report on Form 10-K filed with the SEC on March 28, 2003)*

10.6	1987 Directors Deferred Compensation Agreement for John A. Renninger (incorporated by reference to Exhibit 10.6 to the Company’s report on Form 10-K filed with the SEC on March 28, 2003)*

10.7	1991 Directors Deferred Compensation Agreement for A. Jerome Cook (incorporated by reference to Exhibit 10.7 to the Company’s report on Form 10-K filed with the SEC on March 28, 2003)*

10.8	1992 Directors Deferred Compensation Agreement for John A. Renninger (incorporated by reference to Exhibit 10.8 to the Company’s report on Form 10-K filed with the SEC on March 28, 2003)*

10.9	1992 Directors Deferred Compensation Agreement for Ronald H. Witherite (incorporated by reference to Exhibit 10.9 to the Company’s report on Form 10-K filed with the SEC on March 28, 2003)*

10.10	1993 Directors Deferred Compensation Agreement for Dale G. Nace (incorporated by reference to Exhibit 10.10 to the Company’s report on Form 10-K filed with the SEC on March 28, 2003)*

10.11	1988 Retirement Program for Directors (incorporated by reference to Exhibit 10.11 to the Company’s report on Form 10-K filed with the SEC on March 28, 2003)*

10.12	1999 Directors Deferred Compensation Agreement (incorporated by reference to Exhibit 10.12 to the Company’s report on Form 10-K filed with the SEC on March 28, 2003)*

10.13	Director Supplemental Life Insurance/ Split Dollar Plan (incorporated by reference to Exhibit 10.13 to the Company’s report on Form 10-K filed with the SEC on March 28, 2003)*

10.14	2001 Directors Retirement Agreement. Incorporated by reference to Exhibit 10.14 to the Company’s report on Form 10-K filed with the SEC on March 28, 2003)*

10.15	2004 Executive Annual Incentive Plan (incorporated by reference to Exhibit 10.15 to the Company’s report on Form 10-K filed with the SEC on March 16, 2005)*

10.16	Employment Agreement with Francis Evanitsky (incorporated by reference to Exhibit 10 to the Company’s report on Form 8-K filed with the SEC on June 14, 2005)*

10.17	Change of Control Severance Agreement with JoAnn N. McMinn (incorporated by reference to Exhibit 10 to the Company’s report on Form 10-Q filed with the SEC on November 8, 2005).*

10.18	Salary Continuation Agreement with Francis J. Evanitsky* (incorporated by reference to Exhibit 10.18 to the Company’s report on Form 10-K filed with the SEC on March 16, 2006)*

13.1	Portions of 2006 Annual Report to Shareholders

21.1	Subsidiaries of Juniata Valley Financial Corp.

23.1	Consent of Beard Miller Company LLP

31.1	Rule 13a-4(d) Certification of Francis J. Evanitsky, the Chief Executive Officer

31.2	Rule 13a-4(d) Certification of JoAnn N. McMinn, the Chief Financial Officer

32.1	Section 1350 Certification of Francis J. Evanitsky, the Chief Executive Officer

32.2	Section 1350 Certification of JoAnn N. McMinn, the Chief Financial Officer

*	Denotes a compensatory plan.
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
Date: March 14, 2007

/s/ Francis J. Evanitsky
By Francis J. Evanitsky
Director, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Timothy I. Havice

Timothy I. Havice	March 14, 2007
Chairman

Ronald H. Witherite	March 14, 2007
Secretary

/s/ Martin L. Dreibelbis

Martin L. Dreibelbis	March 14, 2007
Vice Chairman

/s/ Joe E. Benner

Joe E. Benner	March 14, 2007
Director

/s/ A. Jerome Cook

A. Jerome Cook	March 14, 2007
Director

Jan G. Snedeker	March 14, 2007
Director

John A. Renninger	March 14, 2007
Director

/s/ Francis J. Evanitsky

Francis J. Evanitsky	March 14, 2007
Director, President and Chief Executive Officer

Dale G. Nace	March 14, 2007
Director

/s/ Harold B. Shearer

Harold B. Shearer	March 14, 2007
Director

Philip E. Gingerich, Jr.	March 14, 2007
Director

/s/ Charles L. Hershberger

Charles L. Hershberger	March 14, 2007
Director

/s/ Marshall L. Hartman

Marshall L. Hartman	March 14, 2007
Director

/s/ Robert K. Metz, Jr.

Robert K. Metz, Jr.	March 14, 2007
Director

Richard M. Scanlon, DMD	March 14, 2007
Director

/s/ JoAnn N. McMinn

JoAnn N. McMinn	March 14, 2007
Chief Financial Officer
Chief Accounting Officer