Form 10-Q
period 2007-03-31
JUNIATA VALLEY FINANCIAL CORP
filed 2007-05-10
CIK 714712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934
For the quarterly period ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number          000-13232
Juniata Valley Financial Corp.

(Exact name of registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation or organization)	23-2235254 (I.R.S. Employer Identification No.)

Bridge and Main Streets, Mifflintown, Pennsylvania (Address of principal executive offices)	17059 (Zip Code)
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

Class	Outstanding as of May 9, 2007

Common Stock ($1.00 par value)	4,435,556 shares

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Juniata Valley Financial Corp. and Subsidiary
Consolidated Statements of Financial Condition
(Amounts in thousands, except share data)

	March 31,	December 31,
	2007	2006
ASSETS
Cash and due from banks	$11,314	$16,476
Interest bearing deposits with banks	128	102
Federal funds sold	10,000	1,200

Cash and cash equivalents	21,442	17,778
Interest bearing time deposits with banks	5,660	5,660
Securities available for sale	65,508	56,383
Securities held to maturity, fair value of $6,448 and $2,480, respectively	6,455	2,500
Restricted investment in Federal Home Loan Bank (FHLB) stock	994	1,076
Investment in unconsolidated subsidiary	2,887	2,892
Total loans, net of unearned interest	300,123	305,818
Less: Allowance for loan losses	(2,598)	(2,572)

Total loans, net of allowance for loan losses	297,525	303,246
Premises and equipment, net	6,440	6,542
Bank owned life insurance and annuities	11,130	11,017
Core deposit intangible	423	434
Goodwill	2,046	2,046
Accrued interest receivable and other assets	6,201	6,357

Total assets	$426,711	$415,931

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$44,765	$42,829
Interest bearing	316,883	312,340

Total deposits	361,648	355,169
Securities sold under agreements to repurchase	5,525	6,112
Other interest bearing liabilities	950	927
Accrued interest payable and other liabilities	10,566	5,937

Total liabilities	378,689	368,145
Stockholders’ Equity:
Preferred stock, no par value:
Authorized — 500,000 shares, none issued
Common stock, par value $1.00 per share:
Authorized — 20,000,000 shares
Issued — 4,745,826 shares
Outstanding —
4,442,256 shares at March 31, 2007;
4,457,934 shares at December 31, 2006	4,746	4,746
Surplus	18,264	18,259
Retained earnings	32,053	31,531
Accumulated other comprehensive loss	(1,055)	(1,098)
Cost of common stock in Treasury:
303,570 shares at March 31, 2007;
287,892 shares at December 31, 2006	(5,986)	(5,652)

Total stockholders’ equity	48,022	47,786

Total liabilities and stockholders’ equity	$426,711	$415,931

See accompanying notes to consolidated financial statements.

Juniata Valley Financial Corp. and Subsidiary
Consolidated Statements of Income
(Unaudited)
(Dollar amounts in thousands, except share data)

	Three Months Ended
	March 31,
	2007	2006
Interest income:
Loans, including fees	$5,620	$5,202
Taxable securities	506	498
Tax-exempt securities	171	164
Federal funds sold	88	—
Other interest income	62	60

Total interest income	6,447	5,924

Interest expense:
Deposits	2,593	2,153
Securities sold under agreements to repurchase	66	48
Short-term borrowings	—	92
Long-term debt	—	35
Other interest bearing liabilities	9	5

Total interest expense	2,668	2,333

Net interest income	3,779	3,591
Provision for loan losses	67	30

Net interest income after provision for loan losses	3,712	3,561

Noninterest income:
Trust fees	117	136
Customer service fees	387	342
Earnings on bank-owned life insurance and annuities	104	92
Comnmissions from sales of annuities and mutual funds	226	83
Income from unconsolidated subsidiary	41	—
Gain on sale of loans and other assets	12	13
Gain on sale of securities	—	67
Other noninterest income	151	137

Total noninterest income	1,038	870

Noninterest expense:
Employee compensation expense	1,187	1,086
Employee benefits	404	378
Occupancy	238	202
Equipment	167	156
Data processing expense	324	317
Director compensation	119	125
Professional fees	104	86
Taxes, other than income	138	114
Amortization of intangibles	11	—
Other noninterest expense	276	280

Total noninterest expense	2,968	2,744

Income before income taxes	1,782	1,687
Provision for income taxes	503	483

Net income	$1,279	$1,204

Earnings per share
Basic	$0.29	$0.27
Diluted	$0.29	$0.27
Cash dividends declared per share	$0.17	$0.16
Weighted average basic shares outstanding	4,450,211	4,490,243
Weighted average diluted shares outstanding	4,460,246	4,505,178
See accompanying notes to consolidated financial statements.

Juniata Valley Financial Corp. and Subsidiary
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(Amounts in thousands, except share data)

	Three Months Ended March 31, 2007
					Accumulated Other
	Number of Shares				Comprehensive		Total Stockholders’
	Outstanding	Common Stock	Surplus	Retained Earnings	Income (Loss)	Treasury Stock	Equity
Balance at December 31, 2006	4,457,934	$4,746	$18,259	$31,531	$(1,098)	$(5,652)	$47,786
Comprehensive income:
Net income				1,279			1,279
Change in unrealized losses on securities available for sale, net of reclassification adjustment and tax effects					43		43

Total comprehensive income							1,322
Cash dividends at $0.17 per share				(757)			(757)
Stock-based compensation activity			10				10
Purchase of treasury stock, at cost	(17,200)					(364)	(364)
Treasury stock issued for stock option plan	1,522		(5)			30	25

Balance at March 31, 2007	4,442,256	$4,746	$18,264	$32,053	$(1,055)	$(5,986)	$48,022

	Three Months Ended March 31, 2006
					Accumulated		Total
	Number of Shares			Retained	Other Comprehensive	Treasury	Stockholders’
	Outstanding	Common Stock	Surplus	Earnings	Loss	Stock	Equity
Balance at December 31, 2005	4,503,392	$4,746	$18,177	$29,486	$(694)	$(4,596)	$47,119
Comprehensive income:
Net income				1,204			1,204
Change in unrealized losses on securities available for sale, net of reclassifica- tion adjustment and tax effects					(73)		(73)

Total comprehensive income							1,131
Cash dividends at $0.16 per share				(717)			(717)
Stock-based compensation activity			9				9
Purchase of treasury stock, at cost	(22,000)					(531)	(531)
Treasury stock issued for dividend reinvestment plan	8,147		38			158	196

Balance at March 31, 2006	4,489,539	$4,746	$18,224	$29,973	$(767)	$(4,969)	$47,207

See accompanying notes to consolidated financial statements.

Juniata Valley Financial Corp. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2007	2006
Operating activities:
Net income	$1,279	$1,204
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	67	30
Provision for depreciation	160	146
Net amortization of securities premiums	23	31
Amortization of core deposit intangible	11	—
Gains on sales of securities	—	(67)
Gains on sales of loans and other assets	(12)	(13)
Earnings on investment in life insurance	(104)	(92)
Deferred income tax credit	(4)	(17)
Equity in earnings of unconsolidated subsidiary, net of dividends of $48	7	—
Stock-based compensation expense	10	9
(Increase) decrease in accrued interest receivable and other assets	34	(710)
Increase in accrued interest payable and other liabilities	527	681

Net cash provided by operating activities	1,998	1,202

Investing activities:
Purchases of:
Securities available for sale	(14,582)	(101)
Securities held to maturity	(3,955)	(5,100)
FHLB stock	—	(258)
Premises and equipment	(58)	(20)
Bank owned life insurance and annuities	(29)	(25)
Proceeds from:
Maturities of and principal repayments on Securities available for sale	9,547	1,261
Redemption of FHLB stock	82	107
Bank owned life insurance and annuities	20	110
Sale of other real estate owned	157	—
Net decrease (increase) in loans receivable	5,614	(4,519)

Net cash used in investing activities	(3,204)	(8,545)

Financing activities:
Net increase (decrease) in deposits	6,479	(1,727)
Net (decrease) increase in short-term borrowings and securities sold under agreements to repurchase	(587)	3,458
Cash dividends	(757)	(717)
Purchase of treasury stock	(290)	(531)
Treasury stock issued for dividend reinvestment and employee stock purchase plan	25	196

Net cash provided by financing activities	4,870	679

Net increase (decrease) in cash and cash equivalents	3,664	(6,664)
Cash and cash equivalents at beginning of period	17,778	16,439

Cash and cash equivalents at end of period	$21,442	$9,775

Supplemental information:
Interest paid	$2,702	$2,325
Income taxes paid	$—	$475

Supplemental schedule of noncash investing and financing activities:
Transfer of loans to other real estate owned	$52	$148
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three-month period ended March 31, 2007, are not necessarily indicative of the results for the year ended December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in Juniata Valley Financial Corp.’s Annual Report on Form 10-K for the year ended December 31, 2006.
NOTE B — Recent Accounting Pronouncements
In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 is an interpretation of FAS No. 109, Accounting for Income Taxes, and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective for fiscal years beginning January 1, 2007. Adoption of this standard had no material effect on the Corporation’s financial position or results of operations.
In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. FASB Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Corporation is currently evaluating the impact the adoption of the standard will have on the Corporation’s results of operations and financial position.
In June 2006, the Emerging Issues Task Force (EITF) released Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (EITF 06-4). This EITF consensus opinion was ratified by the FASB on September 20, 2006. EITF 06-4 requires employers who have entered into a split-dollar life insurance arrangement with an employee that extends to post-retirement periods, to recognize a liability and related compensation costs in accordance with SFAS No. 106, “Accounting for Post Retirement Benefit Obligations” or Accounting Principles Board Opinion No. 12, “Omnibus Opinion.” The effective date of EITF No. 06-4 is for fiscal years beginning after December 15, 2007, and the opinion may be adopted through either a cumulative effect adjustment to retained earnings at the beginning of the year of adoption, or through retrospective application to prior periods. The Corporation has split-dollar life insurance arrangements and is currently evaluating the impact the adoption of the standard will have on the Corporation’s results of operations and financial position.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“FAS No 150”). FAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. FAS No. 159 is effective for our Corporation January 1, 2008. The Corporation is currently evaluating the impact that the adoption of FAS No. 159 will have on the Corporation’s consolidated results of operations and financial condition.

In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10 “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements” (EITF 06-10). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The Corporation is currently assessing the impact of EITF 06-10 on its consolidated results of operations and financial position.
NOTE C — Comprehensive Income
U.S. generally accepted accounting principles require that recognized revenue, expenses, gains, and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income.
The components of comprehensive income and related tax effects are as follows (in thousands):

	Three Months Ended March 31, 2007			Three Months Ended March 31, 2006
	Before	Tax Expense		Before	Tax Expense
	Tax	or	Net-of-Tax	Tax	or	Net-of-Tax
	Amount	(Benefit)	Amount	Amount	(Benefit)	Amount
Net income	$1,782	$503	$1,279	$1,687	$483	$1,204
Other comprehensive income (loss):
Unrealized losses on available for sale securities:
Unrealized holding gains (losses) arising during the period	64	21	43	(44)	(15)	(29)
Less reclassification adjustment for gains included in net income	—	—	—	(67)	(23)	(44)

Other comprehensive income (loss)	64	21	43	(111)	(38)	(73)

Total comprehensive income	$1,846	$524	$1,322	$1,576	$445	$1,131

NOTE D — Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:
(Amounts, except earnings per share, in thousands)

	Three Months	Three Months
	Ended	Ended
	March 31, 2007	March 31, 2006
Net income	$1,279	$1,204
Weighted-average common shares outstanding	4,450	4,490

Basic earnings per share	$0.29	$0.27

Weighted-average common shares outstanding	4,450	4,490
Common stock equivalents due to effect of stock options	10	15
Total weighted-average common shares and equivalents	4,460	4,505

Diluted earnings per share	$0.29	$0.27

NOTE E — Commitments, Contingent Liabilities and Guarantees
In the ordinary course of business, the Corporation makes commitments to extend credit to its customers through letters of credit, loan commitments and lines of credit. At March 31, 2007, the Corporation had $58,622,000 outstanding in loan commitments and other unused lines of credit extended to its customers as compared to $48,602,000 at December 31, 2006.
The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its letters of credit. Letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Generally, all letters of credit have expiration dates within one year of issuance. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Corporation generally holds collateral and/or personal guarantees supporting these commitments. The Corporation had $757,000 and $859,000 of letters of credit commitments as of March 31, 2007 and December 31, 2006, respectively. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of March 31, 2007 for payments under letters of credit issued is not material.
NOTE F — Defined Benefit Retirement Plan
The Corporation has a defined benefit retirement plan covering substantially all of its employees. The benefits are based on years of service and the employees’ compensation. The Corporation’s funding policy is to contribute annually the maximum amount that can be deducted for federal income taxes purposes. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. The Corporation has contributed $75,000 in the first three months of 2007 and expects to contribute a total of $300,000 to the defined benefit plan in 2007.
Pension expense included the following components for the three month periods ended March 31, 2007 and 2006:
(Dollar amounts in thousands)

	Three Months Ended
	March 31,
	2007	2006

Components of net periodic pension cost
Service cost	$74	$74
Interest cost	99	92
Expected return on plan assets	(90)	(90)
Additional recognized amounts	13	18

Net periodic pension cost	$96	$94

NOTE G— Acquisition
On September 8, 2006, the Corporation completed its acquisition of a branch office in Richfield, PA. The acquisition included real estate, deposits and loans. The assets and liabilities of the acquired business were recorded on the consolidated balance sheet at their estimated fair values as of September 8, 2006, and their results of operations have been included in the consolidated statement of income since such date.
Included in the purchase price of the branch was goodwill and core deposit intangible of $2,046,000 and $449,000, respectively. The core deposit intangible is being amortized over a ten-year period on a straight line basis. The goodwill is not amortized, but is measured annually for impairment.

NOTE H — Investment in Unconsolidated Subsidiary
On September 1, 2006, the Corporation invested in The First National Bank of Liverpool (FNBL), Liverpool, PA, by purchasing 39.16% of its outstanding common stock. This investment is accounted for under the equity method of accounting, as defined in Accounting Principles Board Opinion No. 18. The investment is being carried at $2,887,000 as of March 31, 2007, of which $1,878,000 represents the underlying equity in net assets of FNBL. The difference between the investment carrying amount and the amount of the underlying equity, $1,008,000, is considered to be goodwill and is being evaluated quarterly for impairment. A loss in value of the investment which is other than a temporary decline will be recognized. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of FNBL to sustain an earnings capacity which would justify the carrying amount of the investment.
NOTE I — Subsequent Events
On April 17, 2007, the Board of Directors declared a regular cash dividend for the second quarter of 2007, of $0.17 per share to shareholders of record on May 15, 2007, payable on June 1, 2007. Additionally, a separate $0.25 special dividend was declared for shareholders of record on May 15, also payable on June 1, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements:
The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words “believes,” “anticipates,” “contemplates,” “expects,” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results, performance or achievements expressed or implied by such forward-looking statements to differ materially from those projected. Those risks and uncertainties include changes in interest rates and their impact on the level of deposits, loan demand and value of loan collateral, increased competition from other financial institutions, governmental monetary policy, legislation and changes in banking regulations, risks associated with the effect of opening a new branch, the ability to control costs and expenses, and general economic conditions. The Corporation undertakes no obligation to publicly release the results of any revisions to those forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
Critical Accounting Policies:
Disclosure of the Corporation’s significant accounting policies is included in the notes to the consolidated financial statements of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006. Some of these policies require significant judgments, estimates, and assumptions to be made by management, most particularly in connection with determining the provision for loan losses and the appropriate level of the allowance for loan losses.
General:
The following discusses the consolidated financial condition of the Corporation as of March 31, 2007, as compared to December 31, 2006, and the consolidated results of operations for the three months ended March 31, 2007, compared to the same period in 2006. This discussion should be read in conjunction with the interim consolidated financial statements and related footnotes included herein.
Introduction:
Juniata Valley Financial Corp. is a Pennsylvania corporation organized in 1983 to become the holding company of The Juniata Valley Bank (“Bank”). The Bank is a state-chartered bank headquartered in Mifflintown, Pennsylvania. Juniata Valley Financial Corp. and its subsidiary bank derive substantially all of their income from banking and bank-related services, including interest earned on residential real estate, commercial mortgage, commercial and consumer loans, interest earned on investment securities and fee income from deposit services and other financial services to its customers through 12 locations in central Pennsylvania.
Financial Condition:
As of March 31, 2007, total assets increased by $10,780,000, or 2.6%, as compared to December 31, 2006. The increase was primarily attributable to an increase in deposits and commitments to purchase $4 million in investment securities as of the end of the period.
Since December 31, 2006, approximately $9.5 million of investment securities matured and $6.5 million in new deposits were generated. Loan payments and payoffs exceeded new loan volume in the first quarter of 2007 by approximately $5.7 million. This $21.7 million aggregate of cash was invested in the Corporation’s securities portfolio and in overnight federal funds.
The table below shows changes in deposit volumes by type of deposit (in thousands of dollars) between December 31, 2006 and March 31, 2007. Only the category of time deposits of $100,000 or more had a significant decrease, and this decrease was due to a deliberate decision by management to reduce higher-cost, non-core deposits. Management’s focus has been to increase levels of core transaction deposit accounts, and as a result, non-interest bearing demand account balances increased by 4.5% and NOW and money market account balances grew by 9.4% from December 31,

2006 to March 31, 2007. Excluding jumbo ($100,000 and over) time deposit accounts, deposit growth was $10,206,000, or 3.2%.

	March 31,	December 31,	Change
	2007	2006	$	%

Deposits:
Demand, non-interest bearing	$44,765	$42,829	$1,936	4.5%
NOW and money market	82,289	75,186	7,103	9.4%
Savings	36,190	36,217	(27)	(0.1%)
Time deposits, $100,000 and	34,305	38,032	(3,727)	(9.8%)
more
Other time deposits	164,099	162,905	1,194	0.7%

Total deposits	$361,648	$355,169	$6,479	1.8%

Overall, loans, net of unearned interest, decreased by $5,695,000, or 1.9%, between December 31, 2006 and March 31, 2007. As shown in the table below, the decline in outstanding loans since December 31, 2006 has been related to consumer activity (in thousands of dollars).

	March 31,	December 31,	Change
	2007	2006	$	%

Loans:
Commercial	$91,476	$90,712	$764	0.8%
Mortgage	134,561	138,654	(4,093)	(3.0%)
Installment, net of unearned	74,086	76,452	(2,366)	(3.1%)

Total loans	$300,123	$305,818	$(5,695)	(1.9%)

As of March 31, 2007, the Corporation had one large loan relationship, with a carrying balance of $568,000, considered to be impaired for which there is a specific allocation of $125,000 within the loan loss reserve that management believes is adequate to cover potential future losses. Otherwise, there are no material loans classified for regulatory purposes as loss, doubtful, substandard, or special mention which management expects to significantly impact future operating results, liquidity or capital resources. Following is a summary of the Bank’s non-performing loans on March 31, 2007 as compared to December 31, 2006.
(Dollar amounts in thousands)

	March 31, 2007	December 31, 2006

Non-performing loans
Nonaccrual loans	$1,240	$1,240
Accruing loans past due 90 days or more	859	214
Restructured loans	—	—

Total	$2,099	$1,454

Average loans outstanding	$302,148	$303,988

Ratio of non-performing loans to average loans outstanding	0.69%	0.48%
Stockholders’ equity increased by $236,000, or 0.5%, from December 31, 2006 to March 31, 2007. Net income of $1,279,000 was offset by dividends of $757,000 and net purchases of treasury stock of $334,000. The Corporation repurchased stock into treasury pursuant to its treasury repurchase program. During the first three months of 2007, the Corporation purchased 17,200 shares, of which 1,522 shares were reissued in connection with options exercised under the Corporation’s Incentive Stock Option Plan. Securities available for sale increased in market value, representing an increase to equity of $43,000, net of taxes, during the period.
Management is not aware of any current recommendations of applicable regulatory authorities that, if implemented, would have a material effect on the Corporation’s liquidity, capital resources, or operations.
Subsequent to March 31, 2007, the following events took place:
On April 17, 2007, the Board of Directors declared a regular cash dividend for the second quarter of 2007, of $0.17 per share to shareholders of record on May 15, 2007, payable on June 1, 2007. Additionally, a separate $0.25 special dividend was declared for shareholders of record on May 15, also payable on June 1, 2007.
Comparison of the Three Months Ended March 31, 2007 and 2006
Operations Overview:
Net income for the first quarter of 2007 was $1,279,000, an increase of $75,000, or 6.2%, compared to the first quarter of 2006. Basic and diluted earnings per share increased 7.4% over the 2006 quarter, from $0.27 to $0.29. Annualized return on average equity for the first quarter in 2007 was 10.64% comparing favorably to the prior year’s ratio for the same period of 9.88%, an increase of 7.7%. For the quarter ended March 31, annualized return on average assets was 1.23% in 2007, versus 1.17% in 2006, reflecting an increase of 5.1%. The increase in net income was primarily a result of higher net interest income and non-interest income, partially offset by an increase in non-interest expense.
Presented below are selected key ratios for the two periods:

	Three Months Ended March 31
	2007	2006
Return on average assets (annualized)	1.23%	1.17%
Return on average equity (annualized)	10.64%	9.88%
Average equity to average assets	11.53%	11.81%

Non-interest income, excluding securities gains, as a percentage of average assets (annualized)	0.99%	0.77%
Non-interest expense as a percentage of average assets (annualized)	2.85%	2.66%
The discussion that follows further explains changes in the components of net income when comparing the first quarter of 2007 with the first quarter of 2006.
Net Interest Income:
Net interest income was $3.8 million for the first quarter of 2007, as compared to $3.6 million in the same quarter in 2006. Although levels of average earning assets were similar in both quarters, the mix of interest-bearing liabilities funding those assets changed. In the first quarter of 2006, the Corporation was relying on debt, in addition to deposits, to help fund loan demand. The cost of the debt on average was approximately 100 basis points higher than the aggregate average rate paid on interest bearing deposits. Since then, with the purchase of a branch office and other organic deposit growth, the Corporation has been able to reduce the level of its borrowings. As a result of these mix changes, the fully tax-equivalent net interest margin increased by 21 basis points, to 4.09% in the first quarter of 2007 as compared to 3.89% in the first quarter of 2006.
Interest on loans increased $418,000, or 8.0%, in the first quarter of 2007 as compared to the same period in 2006. An average weighted interest rate increase of 52 basis points, in conjunction with an increase of $1.8 million in the average balance of the loan portfolio, was responsible for higher net interest income in comparison to the 2006 period.

Interest earned on investment securities and money market investments increased $105,000 in the first quarter of 2007 as compared to 2006, although average balances were $2.0 million less during the period. More than offsetting the decline in average balances, the average yield on the investment securities and the money market investments rose by 55 basis points and 47 basis points, respectively.
In the first quarter of 2006, the Corporation had an average balance of $12,854,000 in long and short-term debt, costing approximately 3.95% on average for the period. This level of debt had been needed to fund the loan demand during that period. In the third quarter of 2006, the Corporation purchased a branch office and assumed its deposit liabilities, whose balances exceeded purchased loans by approximately $16 million. This excess allowed the repayment all of the Corporation’s debt. Since then, there have been no short or long-term borrowings needed to fund asset growth. Interest expense on deposits increased $440,000, or 20.4%, in the first quarter of 2007 as compared to 2006, reflecting the growth in interest-bearing deposits and generally higher interest rates. This growth in deposit balances was partially offset by the reduction in interest paid on debt of $127,000. The average balance of interest-bearing deposits increased $14,886,000, or 5.0%, while the average interest rate paid on deposits increased to 3.35% in 2007 from 2.92% in 2006.
Total average earning assets during the first quarter of 2007 were $381,956,000, compared to $382,232,000 during the first quarter of 2006, yielding 6.80% in 2007 versus 6.25% in 2006. Funding costs for the earning assets were 2.83% and 2.47%, for the first quarters of 2007 and 2006, respectively. Net interest margin on a fully tax-equivalent basis for the first quarter of 2007 was 4.09%. For the same period in 2006, the fully-tax equivalent net interest margin was 3.89%.
Provision for Loan Losses:
In the first quarter of 2007, the provision for loan losses was $67,000. Management regularly reviews the adequacy of the loan loss reserve and makes assessments as to specific loan impairment, historical charge-off expectations, general economic conditions in the Bank’s market area, specific loan quality and other factors. In the first quarter of 2006, the recorded loan loss provision was $30,000.
Non-interest Income:
Non-interest income in the first quarter of 2007, exclusive of gains recorded on securities, exceeded non-interest income in the previous year’s first quarter by $235,000, or 29.3%. Fees for customer service on deposit accounts in the first quarter of 2007 increased compared to the same period in 2006 by $45,000, or 13.2%, due in part to the increased depositor base added with the branch acquisition. Fee income from the Bank’s alternative investment program increased by $143,000, or 172.3%, due in part to an expanded business referral program. Income from bank owned life insurance and annuities increased in the first quarter of 2007 compared to the first quarter of 2006 by $12,000, or 13.0%. Income from trust services decreased by $19,000, or 14.0%, in the first quarter of 2007 from the first quarter of 2006, when fees from estate settlements were higher. Income from unconsolidated subsidiary was $41,000, representing earnings recorded under the equity method of accounting for the ownership of 39.16% of the First National Bank of Liverpool during the period. The acquisition of the ownership position in Liverpool was completed in the third quarter of 2006. In other non-interest income, increased debit card activity was primarily the reason for the $14,000, or 10.2% increase. The Corporation recognized no gains on sales of securities in the first quarter of 2007 as compared to gains of $67,000 in the same quarter of 2006.
As a percentage of average assets, annualized non-interest income, exclusive of net gains on the sale of securities, was 0.99% in the first quarter of 2007 as compared to 0.77% in the same period of 2006.
Non-interest Expense:
Total non-interest expense increased $224,000, or 8.2%, in the first quarter of 2007 as compared to 2006. Employee compensation and benefits costs increased by $127,000, or 8.7%, in the first quarter of 2007 compared to the first quarter of 2006 due primarily to the addition of staff for both the new branch office and other internal positions. Professional fees in the first quarter of 2007 were 20.9% higher than in the first quarter of 2006, due to additional consulting fees. Increased costs relating to occupancy, equipment and data processing are directly related to the addition of a branch office.

As a percentage of average assets, annualized noninterest expense was 2.85% as compared to 2.66% in the same period of 2006.
Liquidity:
The objective of liquidity management is to ensure that sufficient funding is available, at a reasonable cost, to meet the ongoing operational cash needs of the Corporation and to take advantage of income producing opportunities as they arise. While the desired level of liquidity will vary depending upon a variety of factors, it is the primary goal of the Corporation to maintain a high level of liquidity in all economic environments. Principal sources of asset liquidity are provided by securities maturing in one year or less, other short-term investments such as federal funds sold and cash and due from banks. Liability liquidity, which is more difficult to measure, can be met by attracting deposits and maintaining the core deposit base. The Corporation is a member of the Federal Home Loan Bank of Pittsburgh for the purpose of providing short-term liquidity when other sources are unable to fill these needs. During the first three months of 2007, there were no short-term borrowings from the Federal Home Loan Bank. As of March 31, 2007, the Corporation had no long-term debt and had unused borrowing capacity with the Federal Home Loan Bank of $157 million.
Funding derived from securities sold under agreements to repurchase is available through corporate cash management accounts for business customers. This product allows the Corporation an ability to pay interest on corporate checking accounts.
In view of the sources previously mentioned, management believes that the Corporation’s liquidity is capable of providing the funds needed to meet loan demand.
Off-Balance Sheet Arrangements:
The Corporation’s consolidated financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk, credit risk, and interest rate risk. These commitments consist mainly of loans approved but not yet funded, unused lines of credit, and letters of credit issued using the same credit standards as on-balance sheet instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Letters of credit are conditional commitments issued to guarantee the financial performance obligation of a customer to a third party. Unused commitments and letters of credit at March 31, 2007, were $58,622,000 and $757,000, respectively. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation. Management believes that any amounts actually drawn upon can be funded in the normal course of operations.
The Corporation has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or the availability of capital resources.
Interest Rate Sensitivity:
Interest rate sensitivity management is the responsibility of the Asset/Liability Management Committee. This process involves the development and implementation of strategies to maximize net interest margin, while minimizing the earnings risk associated with changing interest rates. Traditional gap analysis identifies the maturity and re-pricing terms of all assets and liabilities. A simulation analysis is used to assess earnings and capital at risk from movements in interest rates. Based on the most recent rate shock simulations, the Corporation is exposed to a modest loss of income if interest rates fall and if they rise. See Item 3..
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
At March 31, 2007, the Bank exceeded the regulatory requirements to be considered a “well capitalized” financial institution, i.e., a leverage ratio exceeding 5%, Tier 1 capital exceeding 6% and total capital exceeding 10%.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of loss arising from changes in the fair value of financial instruments due to changes in interest rates, currency exchange rates, commodity prices or equity prices. The Corporation’s market risk is composed primarily of interest rate risk. The primary objective of the Corporation’s asset-liability management process is to maximize current and future net interest income within acceptable levels of interest rate risk while satisfying liquidity and capital requirements. Management recognizes that a certain amount of interest rate risk is inherent, appropriate and necessary to ensure profitability. The most recent financial simulation performed by the Bank as of December 31, 2006, showed a possible decline in net interest income of $190,000 in a -100 basis point rate shock over a one-year period. If rates increase, in a +100 basis point shock over a one-year period, the simulation performed shows a possible $47,000 decrease to net interest income. The Bank is slightly liability sensitive if rates rise and slightly asset sensitive if rates decline. This position occurs because of optionality within the balance sheet. Optionality is the right of customers and issuers of securities to react to a changing-rate environment, by re-financing loans, changing deposit types or exercising call features on investment securities. The net interest income at risk position remained within the guidelines established by the Bank’s asset/liability policy. The Bank continues to monitor and manage its rate sensitivity.
No material change has been noted in the Bank’s equity value at risk. Please refer to the Annual Report on Form 10-K as of December 31, 2006 for further discussion of this matter.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of March 31, 2007, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 (“Exchange Act”), Rule 13a-15(e). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Corporation reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.
It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions, regardless of how remote.
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

Changes in Internal Control Over Financial Reporting
There were no significant changes in the Corporation’s internal control over financial reporting since December 31, 2006.
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

Item 1A.	RISK FACTORS

There have been no material changes in risk factors that were disclosed in the Annual Report on Form 10-K as of December 31, 2006.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information on repurchases by the Corporation of its common stock in each month of the quarter ended March 31, 2007:

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number	Average	Part of Publicly	Shares that May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	per Share	Programs	Plans or Programs (1)

January 1—31, 2007	8,700	$21.18	8,700	133,966
February 1—28, 2007	2,500	21.35	2,500	131,466
March 1—31, 2007	6,000	21.12	6,000	125,466

Totals	17,200	$21.19	17,200	125,466

(1)	On March 23, 2001, the Corporation announced plans to buy back 100,000 (200,000 on a post-split basis) shares of its common stock. There is no expiration date to this buyback plan, but subsequent to the initial plan, the repurchase of 400,000 additional shares were authorized by the Board of Directors. As of May 5, 2007, the number of shares that may yet be purchased under the program was 125,466. No repurchase plan or program expired during the period covered by the table. The Corporation has no stock repurchase plan or program that it has determined to terminate prior to expiration or under which it does not intend to make further purchases.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS

Exhibit 3.1 — Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 4.1 to the Company’s Form S-3 Registration Statement No. 333-129023 filed with the SEC on October 14, 2005)

Exhibit 3.2 — Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s report on Form 8-K filed with the SEC on February 23, 2006)

3.2 — Amendment to Bylaws (incorporated by reference to Exhibit 3.2 to the Corporation’s report on Form 8-K filed with the SEC on April 20, 2007)

31.1 — Rule 13a — 14(a)/15d — 14(a) Certification of President and Chief Executive Officer

31.2 — Rule 13a — 14(a)/15d — 14(a) Certification of Chief Financial Officer

32.1 — Section 1350 Certification of President and Chief Executive Officer (furnished, not filed)

32.2 — Section 1350 Certification of Chief Financial Officer (furnished, not filed)
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Juniata Valley Financial Corp. (Registrant)
Date 05-09-2007	By	/s/ Francis J. Evanitsky
Francis J. Evanitsky, President
and Chief Executive Officer

Date 05-09-2007	By	/s/ JoAnn N. McMinn
JoAnn N. McMinn, Chief Financial
Officer