Form 10-Q
period 2007-06-30
JUNIATA VALLEY FINANCIAL CORP
filed 2007-08-07
CIK 714712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934
For the quarterly period ended June 30, 2007
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

Class	Outstanding as of August 8, 2007
Common Stock ($1.00 par value)	4,434,120 shares

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Juniata Valley Financial Corp. and Subsidiary
Consolidated Statements of Financial Condition
(Unaudited, Dollar amounts in thousands, except share data)

	June 30,	December 31,
	2007	2006
ASSETS
Cash and due from banks	$11,184	$16,476
Interest bearing deposits with banks	88	102
Federal funds sold	2,500	1,200

Cash and cash equivalents	13,772	17,778

Interest bearing time deposits with banks	5,525	5,660
Securities available for sale	73,304	56,383
Securities held to maturity, fair value of $3,955 and $2,480, respectively	3,955	2,500
Restricted investment in Federal Home Loan Bank (FHLB) stock	968	1,076
Investment in unconsolidated subsidiary	2,887	2,892
Total loans, net of unearned interest	301,036	305,818
Less: Allowance for loan losses	(2,526)	(2,572)

Total loans, net of allowance for loan losses	298,510	303,246
Premises and equipment, net	6,337	6,542
Bank owned life insurance and annuities	11,280	11,017
Core deposit intangible	411	434
Goodwill	2,046	2,046
Accrued interest receivable and other assets	6,494	6,357

Total assets	$425,489	$415,931

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$45,110	$42,829
Interest bearing	319,763	312,340

Total deposits	364,873	355,169

Securities sold under agreements to repurchase	6,515	6,112
Other interest bearing liabilities	977	927
Accrued interest payable and other liabilities	6,097	5,937

Total liabilities	378,462	368,145
Stockholders’ Equity:
Preferred stock, no par value:
Authorized - 500,000 shares, none issued
Common stock, par value $1.00 per share:
Authorized - 20,000,000 shares
Issued - 4,745,826 shares
Outstanding -
4,434,120 shares at June 30, 2007;
4,457,934 shares at December 31, 2006	4,746	4,746

Surplus	18,274	18,259
Retained earnings	31,506	31,531
Accumulated other comprehensive loss	(1,342)	(1,098)
Cost of common stock in Treasury:
311,706 shares at June 30, 2007;
287,892 shares at December 31, 2006	(6,157)	(5,652)

Total stockholders’ equity	47,027	47,786

Total liabilities and stockholders’ equity	$425,489	$415,931

See accompanying notes to consolidated financial statements.

Juniata Valley Financial Corp. and Subsidiary
Consolidated Statements of Income
(in thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Interest income:
Loans, including fees	$5,733	$5,379	$11,353	$10,581
Taxable securities	607	488	1,113	986
Tax-exempt securities	192	159	363	323
Federal funds sold	108	—	196	—
Other interest income	64	60	126	120

Total interest income	6,704	6,086	13,151	12,010

Interest expense:
Deposits	2,698	2,297	5,291	4,450
Securities sold under agreements to repurchase	68	55	134	103
Short-term borrowings	—	88	—	180
Long-term debt	—	37	—	72
Other interest bearing liabilities	10	6	19	11

Total interest expense	2,776	2,483	5,444	4,816

Net interest income	3,928	3,603	7,707	7,194
Provision for loan losses	23	30	90	60

Net interest income after provision for loan losses	3,905	3,573	7,617	7,134

Noninterest income:
Trust fees	106	88	223	224
Customer service fees	421	381	808	723
Earnings on bank-owned life insurance and annuities	117	92	221	184
Comnmissions from sales of non-deposit products	144	180	370	263
Income from unconsolidated subsidiary	43	—	84	—
Gain on sale of loans and other assets	17	10	29	23
Gain (loss) on sale of securities	(8)	—	(8)	67
Securities impairment charge	(33)	—	(33)	—
Other noninterest income	174	150	325	287

Total noninterest income	981	901	2,019	1,771

Noninterest expense:
Employee compensation expense	1,303	1,146	2,490	2,232
Employee benefits	348	360	752	738
Occupancy	218	203	456	405
Equipment	177	151	344	307
Data processing expense	331	243	655	560
Director compensation	116	124	235	249
Professional fees	110	100	214	186
Taxes, other than income	148	132	286	246
Amortization of intangibles	12	—	23	—
Other noninterest expense	309	308	585	588

Total noninterest expense	3,072	2,767	6,040	5,511

Income before income taxes	1,814	1,707	3,596	3,394
Provision for income taxes	500	487	1,003	970

Net income	$1,314	$1,220	$2,593	$2,424

Earnings per share
Basic	$0.30	$0.27	$0.58	$0.54
Diluted	$0.30	$0.27	$0.58	$0.54
Cash dividends declared per share	$0.42	$0.16	$0.59	$0.32
Weighted average basic shares outstanding	4,437,527	4,491,423	4,443,834	4,490,836
Weighted average diluted shares outstanding	4,447,006	4,505,657	4,453,367	4,505,408
See accompanying notes to consolidated financial statements.

Juniata Valley Financial Corp. and Subsidiary
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(Amounts in thousands, except share data)

Six Months Ended June 30, 2007
	Number				Accumulated
	of				Other		Total
	Shares	Common		Retained	Comprehensive	Treasury	Stockholders'
	Outstanding	Stock	Surplus	Earnings	Loss	Stock	Equity

Balance at December 31, 2006	4,457,934	$4,746	$18,259	$31,531	$(1,098)	$(5,652)	$47,786
Comprehensive income:
Net income				2,593			2,593
Change in unrealized losses on securities available for sale, net of reclassification adjustment and tax effects					(244)		(244)

Total comprehensive income							2,349
Cash dividends at $0.59 per share				(2,618)			(2,618)
Stock-based compensation activity			20				20
Purchase of treasury stock, at cost	(26,500)					(557)	(557)
Treasury stock issued for stock option and stock purchase plans	2,686		(5)			52	47

Balance at June 30, 2007	4,434,120	$4,746	$18,274	$31,506	$(1,342)	$(6,157)	$47,027

Six Months Ended June 30, 2006
	Number				Accumulated
	of				Other		Total
	Shares	Common		Retained	Comprehensive	Treasury	Stockholders'
	Outstanding	Stock	Surplus	Earnings	Loss	Stock	Equity

Balance at December 31, 2005	4,503,392	$4,746	$18,177	$29,486	$(694)	$(4,596)	$47,119
Comprehensive income:
Net income				2,424			2,424
Change in unrealized losses on securities available for sale, net of reclassification adjustment and tax effects					(82)		(82)

Total comprehensive income							2,342
Cash dividends at $0.32 per share				(1,435)			(1,435)
Stock-based compensation activity			18				18
Purchase of treasury stock, at cost	(22,000)					(531)	(531)
Treasury stock issued for dividend reinvestment plan and employee stock purchase plan	11,874		48			231	279

Balance at June 30, 2006	4,493,266	$4,746	$18,243	$30,475	$(776)	$(4,896)	$47,792

See accompanying Notes to Consolidated Financial Statements.

Juniata Valley Financial Corp. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Six Months Ended June 30,
	2007	2006
Operating activities:
Net income	$2,593	$2,424
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	90	60
Provision for depreciation	323	290
Net amortization of securities premiums	72	62
Amortization of core deposit intangible	23	—
Security impairment charge	33	—
Net loss (gain) on sales of securities	8	(67)
Gains on sales of loans and other assets	(29)	(23)
Earnings on investment in life insurance	(221)	(184)
Deferred income tax credit	(3)	(86)
Equity in earnings of unconsolidated subsidiary, net of dividends of $87	3	—
Stock-based compensation expense	20	18
Increase in accrued interest receivable and other assets	(148)	(998)
Increase in accrued interest payable and other liabilities	210	233

Net cash provided by operating activities	2,974	1,729

Investing activities:
Purchases of:
Securities available for sale	(34,639)	(235)
Securities held to maturity	(3,955)	(5,100)
FHLB stock	—	(503)
Premises and equipment	(118)	(49)
Bank owned life insurance and annuities	(81)	(78)
Proceeds from:
Sales of securities available for sale	591	137
Maturities of and principal repayments on securities available for sale	16,646	7,445
Maturities of securities held to maturity	2,500	—
Redemption of FHLB stock	108	297
Bank owned life insurance and annuities	39	130
Sale of other real estate owned	191	572
Net decrease in interest-bearing time deposits	135	—
Net decrease (increase) in loans receivable	4,624	(5,822)

Net cash used in investing activities	(13,959)	(3,206)

Financing activities:
Net increase (decrease) in deposits	9,704	(910)
Net increase (decrease) in short-term borrowings and securities sold under agreements to repurchase	403	(2,218)
Cash dividends	(2,618)	(1,435)
Purchase of treasury stock	(557)	(531)
Treasury stock issued for dividend reinvestment and employee stock purchase plan	47	279

Net cash provided by (used in) financing activities	6,979	(4,815)

Net decrease in cash and cash equivalents	(4,006)	(6,292)
Cash and cash equivalents at beginning of period	17,778	16,439

Cash and cash equivalents at end of period	$13,772	$10,147

Supplemental information:
Interest paid	$5,447	$4,777
Income taxes paid	$1,025	$1,005

Supplemental schedule of noncash investing and financing activities:
Transfer of loans to other real estate owned	$52	$548
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2007, are not necessarily indicative of the results for the year ended December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in Juniata Valley Financial Corp.’s Annual Report on Form 10-K for the year ended December 31, 2006.
NOTE B — Recent Accounting Pronouncements
In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 is an interpretation of FAS No. 109, Accounting for Income Taxes, and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective for fiscal years beginning January 1, 2007. Adoption of this standard had no material effect on the Corporation’s consolidated financial position or results of operations.
In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. FASB Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Corporation is currently evaluating the impact the adoption of the standard will have on the Corporation’s consolidated results of operations and financial position.
In June 2006, the Emerging Issues Task Force (EITF) released Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (EITF 06-4). This EITF consensus opinion was ratified by the FASB on September 20, 2006. EITF 06-4 requires employers who have entered into a split-dollar life insurance arrangement with an employee that extends to post-retirement periods, to recognize a liability and related compensation costs in accordance with SFAS No. 106, “Accounting for Post Retirement Benefit Obligations” or Accounting Principles Board Opinion No. 12, “Omnibus Opinion.” The effective date of EITF No. 06-4 is for fiscal years beginning after December 15, 2007, and the opinion may be adopted through either a cumulative effect adjustment to retained earnings at the beginning of the year of adoption, or through retrospective application to prior periods. The Corporation has split-dollar life insurance arrangements and is currently evaluating the impact the adoption of the standard will have on the Corporation’s consolidated results of operations and financial position.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“FAS No 159”). FAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. FAS No. 159 is effective for the Corporation January 1, 2008. The Corporation is currently evaluating the impact that the adoption of FAS No. 159 will have on the Corporation’s consolidated results of operations and financial condition.

In February 2007, the FASB issued FASB Staff Position (FSP) FAS 158-1, “Conforming Amendments to the Illustrations in FASB Statements No. 87, No. 88, and No 106 and to the Related Staff Implementation Guides.” This FSP makes conforming amendments to other FASB statements and staff implementation guides and provides technical corrections to SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” The conforming amendments in this FSP were applied upon adoption of SFAS No. 158. Our adoption of FSP FAS 158-1 did not have a material impact on our consolidated financial statements or disclosures.
In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements” (EITF 06-10). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The Corporation is currently assessing the impact of EITF 06-10 on its consolidated results of operations and financial position.
In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1 “Definition of Settlement in FASB Interpretation No. 48” (FSP FIN 48-1). FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective retroactively to January 1, 2007. The implementation of this standard did not have a material impact on our consolidated financial position or results of operations.
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
The components of comprehensive income and related tax effects are as follows (in thousands):

	Three Months Ended June 30, 2007			Three Months Ended June 30, 2006
	Before	Tax Expense		Before	Tax Expense
	Tax	or	Net-of-Tax	Tax	or	Net-of-Tax
	Amount	(Benefit)	Amount	Amount	(Benefit)	Amount
Net income	$1,814	$500	$1,314	$1,707	$487	$1,220
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities:
Unrealized gains (losses) arising during the period	(476)	(162)	(314)	(14)	(5)	(9)
Less reclassification adjustment for:
losses included in net income	8	3	5	—	—	—
securities impairment charge	33	11	22	—	—	—

Other comprehensive loss	(435)	(148)	(287)	(14)	(5)	(9)

Total comprehensive income	$1,379	$352	$1,027	$1,693	$482	$1,211

	Six Months Ended June 30, 2007			Six Months Ended June 30, 2006
	Before	Tax Expense		Before	Tax Expense
	Tax	or	Net-of-Tax	Tax	or	Net-of-Tax
	Amount	(Benefit)	Amount	Amount	(Benefit)	Amount
Net income	$3,596	$1,003	$2,593	$3,394	$970	$2,424
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities:
Unrealized gains (losses) arising during the period	(411)	(140)	(271)	(57)	(19)	(38)
Less reclassification adjustment for:
losses (gains) included in net income	8	3	5	(67)	(23)	(44)
securities impairment charge	33	11	22	—	—	—

Other comprehensive loss	(370)	(126)	(244)	(124)	(42)	(82)

Total comprehensive income	$3,226	$877	$2,349	$3,270	$928	$2,342

NOTE D — Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:
(Amounts, except earnings per share, in thousands)

	Three Months	Three Months
	Ended	Ended
	June 30, 2007	June 30, 2006
Net income	$1,314	$1,220
Weighted-average common shares outstanding	4,438	4,491

Basic earnings per share	$0.30	$0.27

Weighted-average common shares outstanding	4,438	4,491
Common stock equivalents due to effect of stock options	9	15

Total weighted-average common shares and equivalents	4,447	4,506

Diluted earnings per share	$0.30	$0.27

	Six Months	Six Months
	Ended	Ended
	June 30, 2007	June 30, 2006
Net income	$2,593	$2,424
Weighted-average common shares outstanding	4,444	4,491

Basic earnings per share	$0.58	$0.54

Weighted-average common shares outstanding	4,444	4,491
Common stock equivalents due to effect of stock options	9	15

Total weighted-average common shares and equivalents	4,453	4,506

Diluted earnings per share	$0.58	$0.54

NOTE E — Commitments, Contingent Liabilities and Guarantees
In the ordinary course of business, the Corporation makes commitments to extend credit to its customers through letters of credit, loan commitments and lines of credit. At June 30, 2007, the Corporation had $63,598,000 outstanding in loan commitments and other unused lines of credit extended to its customers as compared to $48,602,000 at December 31, 2006.
The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its letters of credit. Letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Generally, letters of credit have expiration dates within one year of issuance. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Corporation generally holds collateral and/or personal guarantees supporting these commitments. The Corporation had $770,000 and $859,000 of letters of credit commitments as of June 30, 2007 and December 31, 2006, respectively. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding letters of credit. The amount of the liability as of June 30, 2007 for payments under letters of credit issued was not material.

NOTE F — Defined Benefit Retirement Plan
The Corporation has a defined benefit retirement plan covering substantially all of its employees. The benefits are based on the employees’ years of service and compensation. The Corporation’s funding policy is to contribute annually the maximum amount that can be deducted for federal income taxes purposes. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. The Corporation has contributed $150,000 in the first six months of 2007 and expects to contribute a total of $300,000 to the defined benefit plan in 2007.
Pension expense included the following components for the three and six month periods ended June 30, 2007 and 2006:
(Dollar amounts in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Components of net periodic pension cost
Service cost	$69	$74	$143	$148
Interest cost	96	92	195	184
Expected return on plan assets	(100)	(90)	(190)	(180)
Additional recognized amounts	13	18	26	36

Net periodic pension cost	$78	$94	$174	$188

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
Included in the purchase price of the branch was goodwill and core deposit intangible of $2,046,000 and $449,000, respectively. The core deposit intangible is being amortized over a ten-year period on a straight line basis. During the first six months of 2007, amortization expense was $23,000. Accumulated amortization of core deposit intangible through June 30, 2007 was $$47,000. The goodwill is not amortized, but is measured annually for impairment.
NOTE H — Investment in Unconsolidated Subsidiary
On September 1, 2006, the Corporation invested in The First National Bank of Liverpool (FNBL), Liverpool, PA, by purchasing 39.16% of its outstanding common stock. This investment is accounted for under the equity method of accounting, as defined in Accounting Principles Board Opinion No. 18. The investment was carried at $2,887,000 as of June 30, 2007, of which $1,878,000 represented the underlying equity in net assets of FNBL. The difference between the investment carrying amount and the amount of the underlying equity, $1,009,000, is considered to be goodwill and is being evaluated quarterly for impairment. A loss in value of the investment which is other than a temporary decline will be recognized. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of FNBL to sustain an earnings capacity which would justify the carrying amount of the investment.
NOTE I — Subsequent Events
On July 17, 2007, the Board of Directors declared a regular cash dividend for the third quarter of 2007, of $0.18 per share to shareholders of record on August 15, 2007, payable on September 1, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements:
The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words “believes,” “anticipates,” “contemplates,” “expects,” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results, performance or achievements expressed or implied by such forward-looking statements to differ materially from those projected. Those risks and uncertainties include changes in interest rates and their impact on the level of deposits, loan demand and value of loan collateral, increased competition from other financial institutions, governmental monetary policy, legislation and changes in banking regulations, risks associated with the effect of opening a new branch, the ability to control costs and expenses, and general economic conditions. The Corporation undertakes no obligation to update such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
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
General:
The following discusses the consolidated financial condition of the Corporation as of June 30, 2007, as compared to December 31, 2006, and the consolidated results of operations for the three and six months ended June 30, 2007, compared to the same periods in 2006. This discussion should be read in conjunction with the interim consolidated financial statements and related footnotes included herein.
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
Financial Condition:
As of June 30, 2007, total assets increased by $9,558,000, or 2.3%, as compared to December 31, 2006. The increase was primarily attributable to an increase in deposits funding various earning asset categories.
Since December 31, 2006, approximately $19.1 million of investment securities matured and $9.7 million in new deposits were generated. Loan payments and payoffs exceeded new loan volume in the first six months of 2007 by approximately $4.6 million. This $33.4 million aggregate of cash was invested in the Corporation’s securities portfolio and in overnight federal funds.
The table below shows changes in deposit volumes by type of deposit (in thousands of dollars) between December 31, 2006 and June 30, 2007. Only the category of time deposits of $100,000 or more had a significant decrease, and this decrease was due to a deliberate decision by management to reduce higher-cost, non-core deposits. Management’s focus has been to increase levels of core transaction deposit accounts, and as a result, non-interest bearing demand account balances increased by 5.3% and NOW and money market account balances grew by 15.6% from December 31, 2006 to June 30, 2007. Excluding jumbo ($100,000 and over) time deposit accounts, deposit growth was $12,809,000, or 4.0%.

	June 30,	December 31,	Change
	2007	2006	$	%

Deposits:
Demand, non-interest bearing	$45,110	$42,829	$2,281	5.3%
NOW and money market	86,886	75,186	11,700	15.6%
Savings	35,763	36,217	(454)	(1.3%)
Time deposits, $100,000 and more	34,926	38,032	(3,106)	(8.2%)
Other time deposits	162,188	162,905	(717)	(0.4%)

Total deposits	$364,873	$355,169	$9,704	2.7%

Overall, loans, net of unearned interest, decreased by $4,782,000, or 1.6%, between December 31, 2006 and June 30, 2007. As shown in the table below, the decline in outstanding loans since December 31, 2006 has been related primarily to all categories other than installment loans (in thousands of dollars).

	June 30,	December 31,	Change
	2007	2006	$	%

Loans:
Commercial	$89,954	$90,712	$(758)	(0.8%)
Mortgage	135,190	138,654	(3,464)	(2.5%)
Home Equity	64,033	67,249	(3,216)	(4.8%)
Installment, net of unearned	11,859	9,203	2,656	28.9%

Total loans	$301,036	$305,818	$(4,782)	(1.6%)

As of June 30, 2007, the Corporation had one large loan relationship, with a carrying balance of $181,000, considered to be impaired. There is a specific allocation of $132,000 for such loan within the loan loss reserve that management believes is adequate to cover potential future losses. Otherwise, there are no material loans classified for regulatory purposes as loss, doubtful, substandard, or special mention which management expects to significantly impact future operating results, liquidity or capital resources. Following is a summary of the Bank’s non-performing loans on June 30, 2007 as compared to December 31, 2006.

(Dollar amounts in thousands)
	June 30, 2007	December 31, 2006

Non-performing loans

Nonaccrual loans	$852	$1,240

Accruing loans past due 90 days or more	810	214

Restructured loans	—	—

Total	$1,662	$1,454

Average loans outstanding	$301,632	$303,988

Ratio of non-performing loans to average loans outstanding	0.55%	0.48%
The increase of $596,000 of accruing loans past due 90 days or more relates primarily to loans secured by real estate. The value of the real estate exceeds the outstanding principal and interest accrued on the loans and is not considered to be uncollectible. For this reason, these loans continue to accrue interest.
A summary of the transactions in the allowance for loan losses for each of the six months ended June 30 2007 and 2006 (in thousands) are presented below. Of the $173,000 of loans charged off in 2007, $96,000 related to one commercial loan.

	Periods Ended June 30,
	2007	2006
Balance of allowance — January 1	$2,572	$2,764

Loans charged off	173	75

Recoveries of loans previously charged off	37	15

Net charge-offs	136	60
Provision for loan losses	90	60

Balance of allowance — end of period	$2,526	$2,764

Ratio of net charge-offs during period to average loans outstanding	0.05%	0.02%

Stockholders’ equity decreased by $759,000, or 1.6%, from December 31, 2006 to June 30, 2007. Net income of $2,593,000 was offset by dividends of $2,618,000 and net purchases of treasury stock of $505,000. The Corporation repurchased stock into treasury pursuant to its treasury repurchase program. During the first six months of 2007, the Corporation purchased 26,500 shares, of which 2,686 shares were reissued in connection with options exercised under the Corporation’s Incentive Stock Option and Employee Stock Purchase Plans. Securities available for sale decreased in market value, representing a decrease to equity of $244,000, net of taxes, during the period.
Management is not aware of any current recommendations of applicable regulatory authorities that, if implemented, would have a material effect on the Corporation’s liquidity, capital resources, or operations.
Subsequent to June 30, 2007, the following event took place:
On July 17, 2007, the Board of Directors declared a regular cash dividend for the third quarter of 2007, of $0.18 per share to shareholders of record on August 15, 2007, payable on September 1, 2007.
Comparison of the Three Months Ended June 30, 2007 and 2006
Operations Overview:
Net income for the second quarter of 2007 was $1,314,000, an increase of $94,000, or 7.7%, compared to the second quarter of 2006. Basic and diluted earnings per share increased 11.1% over the 2006 quarter, from $0.27 to $0.30. Annualized return on average equity for the second quarter in 2007 was 11.17% comparing favorably to the prior year’s ratio for the same period of 10.29%, an increase of 8.6%. For the quarter ended June 30, annualized return on average assets was 1.24% in 2007, versus 1.18% in 2006, reflecting an increase of 5.1%. The increase in net income was primarily a result of a higher net interest margin, which was partially offset by an increase in non-interest expense, net of non-interest income.
Presented below are selected key ratios for the two periods:

	Three Months Ended
	June 30
	2007	2006

Return on average assets (annualized)	1.24%	1.18%
Return on average equity (annualized)	11.17%	10.29%
Average equity to average assets	11.08%	11.51%

Non-interest income, excluding securities gains (losses), as a percentage of average assets (annualized)	0.96%	0.87%
Non-interest expense as a percentage of average assets (annualized)	2.89%	2.69%

The discussion that follows further explains changes in the components of net income when comparing the second quarter of 2007 with the second quarter of 2006.
Net Interest Income:
Net interest income was $3.928 million for the second quarter of 2007, as compared to $3.603 million in the same quarter in 2006. Funded by deposit growth, levels of average earning assets increased by $10.292 million in the second quarter of 2007 when compared to the 2006 second quarter and the mix of interest-bearing liabilities funding those assets changed. In the second quarter of 2006, the Corporation was relying on debt, in addition to deposits, to help fund loan demand. The cost of the debt on average was 106 basis points higher than the aggregate average rate paid on interest bearing deposits. Since then, with the purchase of a branch office and organic deposit growth, the Corporation has been able to reduce the level of its borrowings. As a result of these mix changes, the fully tax-equivalent net interest margin increased by 24 basis points, to 4.11% in the second quarter of 2007, as compared to 3.87% in the second quarter of 2006.
Interest and fees on loans increased $354,000, or 6.6%, in the second quarter of 2007 as compared to the same period in 2006. An average weighted interest rate increase of 40 basis points, in conjunction with an increase of $2.625 million in the average balance of the loan portfolio, was responsible for higher interest earned on loans in comparison to the 2006 period.
Interest earned on investment securities and money market investments increased $264,000 in the second quarter of 2007 as compared to 2006, as average balances were $7.667 million higher during the period. The average yield on investment securities and the money market investments rose by 87 basis points and 59 basis points, respectively.
In the second quarter of 2006, the Corporation had an average balance of $11,913,000 in long and short-term debt, costing approximately 4.12% on average for the period. This level of debt had been needed to fund loan demand during that period. In the third quarter of 2006, the Corporation purchased a branch office and assumed its deposit liabilities, with deposit balances exceeding purchased loans by approximately $16 million. This excess allowed the repayment of all of the Corporation’s debt. Since then, there have been no short or long-term borrowings needed to fund asset growth. Interest expense on deposits increased $401,000, or 17.5%, in the second quarter of 2007 as compared to 2006, reflecting the growth in interest-bearing deposits and generally higher interest rates. This increase in funding costs was partially offset by the reduction in interest paid on borrowings of $108,000. The average balance of interest-bearing deposits increased $17,248,000, or 5.7%, while the average interest rate paid on deposits increased to 3.40% in 2007 from 3.06% in 2006.
Total average earning assets during the second quarter of 2007 were $393,961,000, compared to $383,669,000 during the second quarter of 2006, yielding 6.82% in 2007 versus 6.36% in 2006. Cost to fund the earning assets were 2.83% and 2.59%, for the second quarters of 2007 and 2006, respectively. Net interest margin on a fully tax-equivalent basis for the second quarter of 2007 was 4.11%. For the same period in 2006, the fully-tax equivalent net interest margin was 3.87%.
Provision for Loan Losses:
In the second quarter of 2007, the provision for loan losses was $23,000. Management regularly reviews the adequacy of the loan loss reserve and makes assessments as to specific loan impairment, historical charge-off expectations, general economic conditions in the Bank’s market area, specific loan quality and other factors. In the second quarter of 2006, the recorded loan loss provision was $30,000.
Non-interest Income:
Non-interest income in the second quarter of 2007, exclusive of gains and losses recorded on securities, exceeded non-interest income in the previous year’s second quarter by $121,000, or 13.4%. Fees for customer service on deposit accounts in the second quarter of 2007 increased compared to the same period in 2006 by $40,000, or 10.5%, due in part to the increased depositor base added with the branch acquisition. Commissions from the sales of non-deposit products decreased by $36,000, or 20.0%, due in part to timing of sales activity. Income from bank owned life insurance and annuities increased in the second quarter of 2007 compared to the second quarter of 2006 by $25,000, or 27.2%. Income from trust services increased by $18,000, or 20.0%, in the second quarter of 2007 from the second quarter of 2006. Income from unconsolidated subsidiary was $43,000, representing earnings recorded under the equity method of accounting for the ownership of 39.16% of the First National Bank of Liverpool during the period. The acquisition of the ownership position in Liverpool was completed in the third quarter of 2006. In other non-interest income,increased debit card activity was primarily the reason for the $24,000, or 16% increase. The Corporation recognized a net loss on sales of securities in the second quarter of 2007 as compared to no sales activity in the same quarter of 2006. In the second quarter of 2007, it was determined that there is an other-than-temporary loss in the Corporation’s common stock portfolio, and accordingly an impairment charge to earnings of $33,000 was recorded.
As a percentage of average assets, annualized non-interest income, exclusive of net gains (losses) on the sale of securities and impairment charge, was 0.96% in the second quarter of 2007 as compared to 0.87% in the same period of 2006.
Non-interest Expense:
Total non-interest expense increased $305,000, or 11.0%, in the second quarter of 2007 as compared to 2006. Employee compensation and benefits costs increased by $145,000, or 9.6%, in the second quarter of 2007 compared to the second quarter of 2006, due primarily to the addition of staff for both the new branch office and other internal positions. Professional fees in the second quarter of 2007 were 10.0% higher than in the second quarter of 2006, due to additional consulting fees. In June, 2006, data processing costs were reduced by $50,000 due to a processing credit received from the Corporation’s third-party data processing provider. Other increased costs relating to occupancy, equipment and data processing are directly related to the addition of a branch office.
As a percentage of average assets, annualized noninterest expense was 2.89% as compared to 2.69% in the same period of 2006.
Comparison of the Six Months Ended June 30, 2007 and 2006
Operations Overview:
Income before taxes for the first six months of 2007 increased by $202,000, or 6.0%, when compared to the same period in 2006. Net interest income after provision for loan losses increased by $483,000 or 6.8%. Non-interest income increased $248,000 or 14.0% while non-interest expense increased by $529,000 or 9.6%. The provision for income tax increased by $33,000 when comparing the two periods, resulting in an overall increase to net income of $169,000, or 7.0%.
Presented below are selected key ratios for the two periods:

	Six Months Ended
	June 30
	2007	2006

Return on average assets (annualized)	1.23%	1.17%
Return on average equity (annualized)	10.90%	10.27%
Average equity to average assets	11.30%	11.47%

Non-interest income, excluding securities gains, as a percentage of average assets (annualized)	0.98%	0.83%
Non-interest expense as a percentage of average assets (annualized)	2.87%	2.68%
The discussion that follows further explains changes in the components of net income when comparing the year-to-date period ending June 30, 2007 with the corresponding period in 2006.
Net Interest Income:
Net interest income was $7.707 million for the first six months of 2007, as compared to $7.194 million in the same period in 2006. Funded by deposit growth, average earning assets increased by $2.543 million in the first six months of 2007 when compared to 2006, and the mix of interest-bearing liabilities funding those assets changed. In the first six months of 2006, the Corporation was relying on debt, in addition to deposits, to help fund loan demand. The cost of the debt on average was 106 basis points higher than the aggregate average rate paid on interest bearing deposits. Since then, with the purchase of a branch office and organic deposit growth, the Corporation has been able to reduce the level of its borrowings. As a result of these mix changes, the fully tax-equivalent net interest margin increased by 26 basis points, to 4.13% in the first six months of 2007 as compared to 3.87% in the first six months of 2006.

Interest and fees on loans increased $772,000, or 7.3%, in the first six months of 2007 as compared to the same period in 2006. An average weighted interest rate increase of 52 basis points was responsible for higher interest income earned on loans in comparison to the 2006 period.
Interest earned on investment securities and money market investments increased $369,000 in the first six months of 2007 as compared to 2006, as average balances were $2.832 million higher during the period. The average yield on the investment securities and the money market investments rose by 72 basis points and 54 basis points, respectively.
In the first six months of 2006, the Corporation had an average balance of $12,381,000 in long and short-term debt, costing approximately 4.05% on average for the period. This level of debt had been needed to fund the loan demand during that period. In the third quarter of 2006, the Corporation purchased a branch office and assumed its deposit liabilities, whose balances exceeded purchased loans by approximately $16 million. This excess allowed the repayment of all of the Corporation’s debt. Since then, there have been no short or long-term borrowings needed to fund asset growth. Interest expense on deposits increased $841,000, or 18.9%, in the first six months of 2007 as compared to 2006, reflecting the growth in interest-bearing deposits and generally higher interest rates. This growth in deposit balances was partially offset by the reduction in interest paid on debt of $252,000. The average balance of interest-bearing deposits increased $15,960,000, or 5.3%, while the average interest rate paid on deposits increased to 3.37% in 2007 from 2.99% in 2006.
Total average earning assets during the first six months of 2007 were $385,503,000, compared to $382,960,000 during the first six months of 2006, yielding 6.85% in 2007 versus 6.38% in 2006. Funding costs for the earning assets were 2.85% and 2.53%, for the six months ending June 30, 2007 and 2006, respectively. Net interest margin on a fully tax-equivalent basis for the first six months of 2007 was 4.13%. For the same period in 2006, the fully-tax equivalent net interest margin was 3.88%.
Provision for Loan Losses:
In the first six months of 2007, the provision made for loan losses was $90,000. Management regularly reviews the adequacy of the loan loss reserve and makes assessments as to specific loan impairment, historical charge-off expectations, general economic conditions in the Bank’s market area, specific loan quality and other factors. In the first six months of 2006, a loan loss provision of $60,000 was recorded.
Noninterest income:
Noninterest income increased $248,000, or 14.0% in the first six months of 2007 as compared to the same period in 2006. Fees for customer service on deposit accounts in the first six months of 2007 increased compared to the same period in 2006 by $85,000 or 11.8%, and fee income from commissions on sales of non-deposit products increased by $107,000 or 40.7%, due in part to an expanded business referral program within the Corporation. Income from bank owned life insurance increased in the first half of 2007 compared to the first half of 2006 by $37,000. The Corporation recognized a net loss on sales of securities of $8,000 in the first half of 2007, while a net gain of $67,000 was realized in the first half of 2006. In the second quarter of 2007, it was determined that there is an other-than-temporary loss in the Corporation’s common stock portfolio, and accordingly an impairment charge to earnings of $33,000 was recorded. Exclusive of the securities gains (losses) and impairment charge, noninterest income increased by $356,000, or 20.9%.
As a percentage of average assets, annualized noninterest income, exclusive of net gains (losses) on the sale of securities, was 0.98% in the first six months of 2007 as compared to 0.83% in the same period of 2006.
Noninterest expense:
Total noninterest expense increased $529,000, or 9.6% in the first half of 2007 as compared to the same period in 2006. Employee compensation and benefits costs increased by $272,000, or 9.2%, in the first half of 2007 compared to the first half of 2006 due primarily to the addition of staff for both the new branch office and other internal positions. Professional fees in the first half of 2007 were 15.1% higher than in the first half of 2006, due to additional consulting fees. In June, 2006, data processing costs were reduced by $50,000 due to a processing credit received from the Corporation’s third-party data processing provider. Other increased costs relating to occupancy, equipment and data processing are directly related to the addition of a branch office.
As a percentage of average assets, annualized noninterest expense was 2.87% as compared to 2.68% in the same period of 2006.

Effective January 1, 2007, the Federal Deposit Insurance Corporation (FDIC) created a new risk framework of four risk categories and established assessment rates to coincide with each category. Assessment rates for Risk Category I institutions, which includes Juniata Valley Bank, range from 5 to 7 basis points. The FDIC also approved a one-time assessment credit for banks in existence on December 31, 1996, that paid a deposit insurance assessment prior to that date. Management believes that the one-time credit will offset the new FDIC assessment cost for 2007. The Corporation will begin to recognize the FDIC assessment cost at such time when the credit will be depleted, which is currently estimated to be in the second quarter of 2009.
Liquidity:
The objective of liquidity management is to ensure that sufficient funding is available, at a reasonable cost, to meet the ongoing operational cash needs of the Corporation and to take advantage of income producing opportunities as they arise. While the desired level of liquidity will vary depending upon a variety of factors, it is the primary goal of the Corporation to maintain a high level of liquidity in all economic environments. Principal sources of asset liquidity are provided by securities maturing in one year or less, other short-term investments such as federal funds sold and cash and due from banks. Liability liquidity, which is more difficult to measure, can be met by attracting deposits and maintaining the core deposit base. The Corporation is a member of the Federal Home Loan Bank of Pittsburgh for the purpose of providing short-term liquidity when other sources are unable to fill these needs. During the first six months of 2007, there were no short-term borrowings from the Federal Home Loan Bank. As of June 30, 2007, the Corporation had no long-term debt and had unused borrowing capacity with the Federal Home Loan Bank of $192 million.
Funding derived from securities sold under agreements to repurchase is available through corporate cash management accounts for business customers. This product allows the Corporation to pay interest on corporate checking accounts.
In view of the sources previously mentioned, management believes that the Corporation’s liquidity is capable of providing the funds needed to meet loan demand.
Off-Balance Sheet Arrangements:
The Corporation’s consolidated financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk, credit risk, and interest rate risk. These commitments consist mainly of loans approved but not yet funded, unused lines of credit and letters of credit issued using the same credit standards as on-balance sheet instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Letters of credit are conditional commitments issued to guarantee the financial performance obligation of a customer to a third party. Unused commitments and letters of credit at June 30, 2007, were $63,598,000 and $770,000, respectively. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation. Management believes that any amounts actually drawn upon can be funded in the normal course of operations.
The Corporation has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or the availability of capital resources.
Interest Rate Sensitivity:
Interest rate sensitivity management is the responsibility of the Asset/Liability Management Committee. This process involves the development and implementation of strategies to maximize net interest margin, while minimizing the earnings risk associated with changing interest rates. Traditional gap analysis identifies the maturity and re-pricing terms of all assets and liabilities. A simulation analysis is used to assess earnings and capital at risk from movements in interest rates. Based on the most recent rate shock simulations, the Corporation is exposed to a modest loss of income if interest rates rise. See Item 3.
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
At June 30, 2007, the Bank exceeded the regulatory requirements to be considered a “well capitalized” financial institution, i.e., a leverage ratio exceeding 5%, Tier 1 capital exceeding 6% and total capital exceeding 10%.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of loss arising from changes in the fair value of financial instruments due to changes in interest rates, currency exchange rates, commodity prices or equity prices. The Corporation’s market risk is composed primarily of interest rate risk. The primary objective of the Corporation’s asset-liability management process is to maximize current and future net interest income within acceptable levels of interest rate risk while satisfying liquidity and capital requirements. Management recognizes that a certain amount of interest rate risk is inherent, appropriate and necessary to ensure profitability. The most recent financial simulation performed by the Bank as of March 31, 2007, showed a possible decline in net interest income of $56,000 in a +100 basis point rate shock over a one-year period. If rates decrease, in a -100 basis point shock over a one-year period, the simulation performed shows a possible $52,000 increase to net interest income. The Bank is slightly liability sensitive. The net interest income at risk position remained within the guidelines established by the Bank’s asset/liability policy. The Bank continues to monitor and manage its rate sensitivity.
No material change has been noted in the Bank’s equity value at risk. Please refer to the Annual Report on Form 10-K as of December 31, 2006 for further discussion of this matter.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of June 30, 2007, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 (“Exchange Act”), Rule 13a-15(e). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Corporation reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.
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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information on repurchases by the Corporation of its common stock in each month of the quarter ended June 30, 2007:

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number	Average	Part of Publicly	Shares that May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	per Share	Programs	Plans or Programs (1)

April 1-30, 2007	—	$—	—	125,466
May 1-31, 2007	9,300	20.74	9,300	116,166
June 1-30, 2007	—	—	—	116,166

Totals	9,300	$20.74	9,300	116,166

(1)	On March 23, 2001, the Corporation announced plans to buy back 100,000 (200,000 on a post-split basis) shares of its common stock. There is no expiration date to this buyback plan, but subsequent to the initial plan, the repurchase of 400,000 additional shares were authorized by the Board of Directors. As of August 8, 2007, the number of shares that may yet be purchased under the program was 116,166. No repurchase plan or program expired during the period covered by the table. The Corporation has no stock repurchase plan or program that it has determined to terminate prior to expiration or under which it does not intend to make further purchases.
Item 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Annual Meeting of Shareholders of Juniata Valley Financial Corp. was held on May 15, 2007. At the Annual Meeting, the shareholders elected 4 Class A directors to serve until the 2010 Annual Meeting, as described below:

		Withhold	Abstentions /
Name	For	Authority	Broker Non-votes

Timothy I. Havice	3,093,836	34,298	0
Charles L. Hershberger	3,105,462	22,671	0
John A. Renninger	3,088,516	39,617	0
Ronald H. Witherite	3,106,359	21,775	0
The terms of the following directors continued after the annual meeting:
Joe E. Benner, Francis J. Evanitsky, Philip E. Gingerich, Jr., Dale G. Nace, Harold B. Shearer, Jan G. Snedeker, A. Jerome Cook, Martin L. Dreibelbis, Marshall L. Hartman, Robert K. Metz and Richard M. Scanlon.
There were no other matters considered at the meeting.
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

Juniata Valley Financial Corp.
(Registrant)

Date 08-07-2007	By	/s/ Francis J.Evanitsky Francis J. Evanitsky, President and Chief Executive Officer

Date 08-07-2007	By	/s/ JoAnn N. McMinn JoAnn N. McMinn, Chief Financial Officer