Form 10-Q
period 2007-09-30
JUNIATA VALLEY FINANCIAL CORP
filed 2007-11-08
CIK 714712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes     ☑ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 7, 2007

Common Stock ($1.00 par value)	4,411,845 shares

TABLE OF CONTENTS
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Financial Condition
	as of September 30, 2007 and December 31, 2006 (Unaudited)	3

	Consolidated Statements of Income for the Three and Nine
	Months Ended September 30, 2007 and 2006 (Unaudited)	4

	Consolidated Statements of Changes in Stockholders’ Equity
	for the Nine Months Ended September 30, 2007 and 2006 (Unaudited)	5

	Consolidated Statements of Cash Flows for the Nine
	Months Ended September 30, 2007 and 2006 (Unaudited)	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis
	of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18

Item 4.	Controls and Procedures	18

	PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults upon Senior Securities	20

Item 4.	Submission of Matters to a Vote of Security Holders	20

Item 5.	Other Information	20

Item 6.	Exhibits	20

	Signatures	21

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Juniata Valley Financial Corp. and Subsidiary
Consolidated Statements of Financial Condition
(Unaudited, Dollar amounts in thousands, except share data)

	September 30,	December 31,
	2007	2006
ASSETS
Cash and due from banks	$10,107	$16,476
Interest bearing deposits with banks	70	102
Federal funds sold	1,100	1,200

Cash and cash equivalents	11,277	17,778
Interest bearing time deposits with banks	5,525	5,660
Securities available for sale	80,549	56,383
Securities held to maturity, fair value of $3,955 and $2,480, respectively	3,955	2,500
Restricted investment in Federal Home Loan Bank (FHLB) stock	1,100	1,076
Investment in unconsolidated subsidiary	2,905	2,892
Total loans, net of unearned interest	298,396	305,818
Less: Allowance for loan losses	(2,362)	(2,572)

Total loans, net of allowance for loan losses	296,034	303,246
Premises and equipment, net	6,256	6,542
Bank owned life insurance and annuities	11,400	11,017
Core deposit intangible	400	434
Goodwill	2,046	2,046
Accrued interest receivable and other assets	7,454	6,357

Total assets	$428,901	$415,931

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$46,772	$42,829
Interest bearing	318,921	312,340

Total deposits	365,693	355,169
Securities sold under agreements to repurchase	7,910	6,112
Other interest bearing liabilities	1,004	927
Accrued interest payable and other liabilities	6,238	5,937

Total liabilities	380,845	368,145
Stockholders’ Equity:
Preferred stock, no par value:
Authorized - 500,000 shares, none issued
Common stock, par value $1.00 per share:
Authorized - 20,000,000 shares Issued - 4,745,826 shares Outstanding - 4,434,120 shares at September 30, 2007; 4,457,934 shares at December 31, 2006	4,746	4,746
Surplus	18,284	18,259
Retained earnings	32,126	31,531
Accumulated other comprehensive loss	(943)	(1,098)
Cost of common stock in Treasury:
311,706 shares at September 30, 2007; 287,892 shares at December 31, 2006	(6,157)	(5,652)

Total stockholders’ equity	48,056	47,786

Total liabilities and stockholders’ equity	$428,901	$415,931

See accompanying notes to consolidated financial statements.

Juniata Valley Financial Corp. and Subsidiary
Consolidated Statements of Income
(Unaudited, Dollar amounts in thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Interest income:
Loans, including fees	$5,756	$5,501	$17,109	$16,082
Taxable securities	671	502	1,784	1,488
Tax-exempt securities	235	158	598	481
Federal funds sold	72	—	268	—
Other interest income	64	71	190	191

Total interest income	6,798	6,232	19,949	18,242

Interest expense:
Deposits	2,770	2,435	8,061	6,885
Securities sold under agreements to repurchase	80	68	214	171
Short-term borrowings	—	78	—	258
Long-term debt	—	16	—	88
Other interest bearing liabilities	10	9	29	20

Total interest expense	2,860	2,606	8,304	7,422

Net interest income	3,938	3,626	11,645	10,820
Provision for loan losses	—	29	90	89

Net interest income after provision for loan losses	3,938	3,597	11,555	10,731

Noninterest income:
Trust fees	130	99	353	323
Customer service fees	408	395	1,216	1,118
Earnings on bank-owned life insurance and annuities	113	134	334	318
Commissions from sales of non-deposit products	180	143	550	406
Income from unconsolidated subsidiary	52	20	136	20
Gain on sale of loans and other assets	23	28	52	51
Gain on sale of securities	22	—	14	67
Securities impairment charge	—	—	(33)	—
Other noninterest income	182	148	507	435

Total noninterest income	1,110	967	3,129	2,738

Noninterest expense:
Employee compensation expense	1,351	1,185	3,841	3,417
Employee benefits	353	375	1,105	1,113
Occupancy	204	195	660	600
Equipment	174	148	518	455
Data processing expense	336	309	991	869
Director compensation	118	120	353	369
Professional fees	115	97	329	283
Taxes, other than income	133	129	419	375
Amortization of intangibles	11	4	34	4
Other noninterest expense	296	277	881	865

Total noninterest expense	3,091	2,839	9,131	8,350

Income before income taxes	1,957	1,725	5,553	5,119
Provision for income taxes	538	494	1,541	1,464

Net income	$1,419	$1,231	$4,012	$3,655

Earnings per share
Basic	$0.32	$0.27	$0.90	$0.81
Diluted	$0.32	$0.27	$0.90	$0.81
Cash dividends declared per share	$0.18	$0.17	$0.77	$0.49
Weighted average basic shares outstanding	4,434,120	4,485,365	4,440,561	4,488,992
Weighted average diluted shares outstanding	4,443,228	4,497,637	4,449,952	4,503,269
See accompanying notes to consolidated financial statements.

Juniata Valley Financial Corp. and Subsidiary
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(Amounts in thousands, except share data)

Nine Months Ended September 30, 2007
	Number				Accumulated
	of				Other		Total
	Shares	Common		Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Surplus	Earnings	Loss	Stock	Equity
Balance at December 31, 2006	4,457,934	$4,746	$18,259	$31,531	$(1,098)	$(5,652)	$47,786
Comprehensive income:
Net income				4,012			4,012
Change in unrealized losses on securities available for sale, net of reclassification adjustment and tax effects					155		155

Total comprehensive income							4,167
Cash dividends at $0.77 per share				(3,417)			(3,417)
Stock-based compensation activity			30				30
Purchase of treasury stock, at cost	(26,500)					(557)	(557)
Treasury stock issued for stock option and stock purchase plans	2,686		(5)			52	47

Balance at September 30, 2007	4,434,120	$4,746	$18,284	$32,126	$(943)	$(6,157)	$48,056

Nine Months Ended September 30, 2006
	Number				Accumulated
	of				Other		Total
	Shares	Common		Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Surplus	Earnings	Loss	Stock	Equity
Balance at December 31, 2005	4,503,392	$4,746	$18,177	$29,486	$(694)	$(4,596)	$47,119
Comprehensive income:
Net income				3,655			3,655
Change in unrealized losses on securities available for sale, net of reclassification adjustment and tax effects					266		266

Total comprehensive income							3,921
Cash dividends at $0.49 per share				(2,199)			(2,199)
Stock-based compensation activity			28				28
Purchase of treasury stock, at cost	(58,082)					(1,302)	(1,302)
Treasury stock issued for dividend reinvestment plan and employee stock purchase plan	11,874		48			231	279

Balance at September 30, 2006	4,457,184	$4,746	$18,253	$30,942	$(428)	$(5,667)	$47,846

See accompanying notes to consolidated financial statements.

Juniata Valley Financial Corp. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Nine Months Ended September 30,
	2007	2006
Operating activities:
Net income	$4,012	$3,655
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	90	89
Provision for depreciation	486	437
Net amortization of securities premiums	90	90
Amortization of core deposit intangible	34	4
Security impairment charge	33	—
Net gain on sales of securities	(14)	(67)
Gains on sales of loans and other assets	(52)	(51)
Earnings on investment in life insurance	(334)	(318)
Deferred income tax expense (credit)	58	(67)
Equity in earnings of unconsolidated subsidiary, net of dividends of $127 and $0, respectively	(9)	(20)
Stock-based compensation expense	30	28
Increase in accrued interest receivable and other assets	(1,321)	(909)
Increase in accrued interest payable and other liabilities	378	380

Net cash provided by operating activities	3,481	3,251

Investing activities:
Purchases of:
Securities available for sale	(44,034)	(7,196)
Securities held to maturity	(3,955)	(5,100)
FHLB stock	(132)	(765)
Premises and equipment	(200)	(432)
Bank owned life insurance and annuities	(106)	(103)
Investment in unconsolidated subsidiary	—	(2,805)
Proceeds from:
Sales of securities available for sale	591	137
Maturities of and principal repayments on securities available for sale	19,396	12,717
Maturities of securities held to maturity	2,500	—
Redemption of FHLB stock	108	654
Bank owned life insurance and annuities	57	149
Sale of other real estate owned	243	572
Net cash received from branch acquisition	—	13,808
Net decrease in interest-bearing time deposits	135	—
Net decrease (increase) in loans receivable	7,020	(7,162)

Net cash provided by (used in) investing activities	(18,377)	4,474

Financing activities:
Net increase (decrease) in deposits	10,524	(4,790)
Net increase (decrease) in short-term borrowings and securities sold under agreements to repurchase	1,798	(1,359)
Repayment of long-term debt	—	(5,000)
Cash dividends	(3,417)	(2,199)
Purchase of treasury stock	(557)	(1,302)
Treasury stock issued for dividend reinvestment, stock option and employee stock purchase plans	47	279

Net cash provided by (used in) financing activities	8,395	(14,371)

Net decrease in cash and cash equivalents	(6,501)	(6,646)
Cash and cash equivalents at beginning of period	17,778	16,439

Cash and cash equivalents at end of period	$11,277	$9,793

Supplemental information:
Interest paid	$8,255	$7,197
Income taxes paid	$1,405	$1,405
Supplemental schedule of noncash investing and financing activities:
Transfer of loans to other real estate owned	$153	$630
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2007, are not necessarily indicative of the results for the year ended December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in Juniata Valley Financial Corp.’s Annual Report on Form 10-K for the year ended December 31, 2006.
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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“FAS No 159”). FAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. FAS No. 159 is effective for the Corporation beginning January 1, 2008. The Corporation is currently evaluating the impact that the adoption of FAS No. 159 will have on the Corporation’s consolidated results of operations and financial condition.
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
In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (FSP FIN 48-1). FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective retroactively to January 1, 2007. The implementation of this standard did not have a material impact on our consolidated financial position or results of operations.

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
The components of comprehensive income and related tax effects are as follows (in thousands):

	Three Months Ended September 30, 2007			Three Months Ended September 30, 2006
	Before	Tax Expense		Before	Tax Expense
	Tax	or	Net-of-Tax	Tax	or	Net-of-Tax
	Amount	(Benefit)	Amount	Amount	(Benefit)	Amount
Net income	$1,957	$538	$1,419	$1,725	$494	$1,231
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities:
Unrealized gains (losses) arising during the period	618	210	408	527	179	348
Unrealized gains from unconsolidated subsidiary			6			—
Less reclassification adjustment for:
gains included in net income	(22)	(7)	(15)	—	—	—

Other comprehensive income	596	203	399	527	179	348

Total comprehensive income	$2,553	$741	$1,818	$2,252	$673	$1,579

	Nine Months Ended September 30, 2007			Nine Months Ended September 30, 2006
	Before	Tax Expense		Before	Tax Expense
	Tax	or	Net-of-Tax	Tax	or	Net-of-Tax
	Amount	(Benefit)	Amount	Amount	(Benefit)	Amount
Net income	$5,553	$1,541	$4,012	$5,119	$1,464	$3,655
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities:
Unrealized gains (losses) arising during the period	209	71	138	470	160	310
Unrealized gains from unconsolidated subsidiary			4			—
Less reclassification adjustment for:
gains included in net income	(14)	(5)	(9)	(67)	(23)	(44)
securities impairment charge	33	11	22	—	—	—

Other comprehensive income	228	77	155	403	137	266

Total comprehensive income	$5,781	$1,618	$4,167	$5,522	$1,601	$3,921

NOTE D — Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

(Amounts, except earnings per share, in thousands)
	Three Months	Three Months
	Ended	Ended
	September 30, 2007	September 30, 2006
Net income	$1,419	$1,231
Weighted-average common shares outstanding	4,434	4,485

Basic earnings per share	$0.32	$0.27

Weighted-average common shares outstanding	4,434	4,485
Common stock equivalents due to effect of stock options	9	12

Total weighted-average common shares and equivalents	4,443	4,497

Diluted earnings per share	$0.32	$0.27

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2007	September 30, 2006
Net income	$4,012	$3,655
Weighted-average common shares outstanding	4,441	4,489

Basic earnings per share	$0.90	$0.81

Weighted-average common shares outstanding	4,441	4,489
Common stock equivalents due to effect of stock options	9	14

Total weighted-average common shares and equivalents	4,450	4,503

Diluted earnings per share	$0.90	$0.81

NOTE E — Commitments, Contingent Liabilities and Guarantees
In the ordinary course of business, the Corporation makes commitments to extend credit to its customers through letters of credit, loan commitments and lines of credit. At September 30, 2007, the Corporation had $53,341,000 outstanding in loan commitments and other unused lines of credit extended to its customers, as compared to $48,602,000 at December 31, 2006.
The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its letters of credit. Letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Generally, letters of credit have expiration dates within one year of issuance. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Corporation generally holds collateral and/or personal guarantees supporting these commitments. The Corporation had $718,000 and $859,000 of letters of credit commitments as of September 30, 2007 and December 31, 2006, respectively. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding letters of credit. The amount of the liability as of September 30, 2007 for payments under letters of credit issued was not material.

NOTE F — Defined Benefit Retirement Plan
The Corporation has a defined benefit retirement plan covering substantially all of its employees. The benefits are based on the employees’ years of service and compensation. The Corporation’s funding policy is to contribute annually the maximum amount that can be deducted for federal income taxes purposes. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. The Corporation has contributed $225,000 in the first nine months of 2007 and expects to contribute a total of $300,000 to the defined benefit plan in 2007.
Pension expense included the following components for the three and nine month periods ended September 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollar amounts in thousands)	2007	2006	2007	2006

Components of net periodic pension cost
Service cost	$69	$74	$212	$222
Interest cost	96	91	291	275
Expected return on plan assets	(101)	(90)	(291)	(270)
Additional recognized amounts	13	18	39	54

Net periodic pension cost	$77	$93	$251	$281

On August 21, 2007, the Board of Directors of the Corporation (Board) approved a proposal to close the defined benefit retirement plan to new entrants as of January 1, 2008. The Board also approved changes to the Corporation’s defined contribution plan as of January 1, 2008 that allow for employer contributions.
NOTE G— Acquisition
On September 8, 2006, the Corporation completed its acquisition of a branch office in Richfield, PA. The acquisition included real estate, deposits and loans. The assets and liabilities of the acquired business were recorded on the consolidated balance sheet at their estimated fair values as of September 8, 2006, and its results of operations have been included in the consolidated statement of income since such date.
Included in the purchase price of the branch was goodwill and core deposit intangible of $2,046,000 and $449,000, respectively. The core deposit intangible is being amortized over a ten-year period on a straight line basis. During the first nine months of 2007, amortization expense was $34,000, as compared to $4,000 in the first nine months of 2006. Accumulated amortization of core deposit intangible through September 30, 2007 was $49,000. The goodwill is not amortized, but is measured annually for impairment.
NOTE H — Investment in Unconsolidated Subsidiary
On September 1, 2006, the Corporation invested in The First National Bank of Liverpool (FNBL), Liverpool, PA, by purchasing 39.16% of its outstanding common stock. This investment is accounted for under the equity method of accounting, as defined in Accounting Principles Board Opinion No. 18. The investment was carried at $2,905,000 as of September 30, 2007, of which $1,897,000 represented the underlying equity in net assets of FNBL. The difference between the investment carrying amount and the amount of the underlying equity, $1,009,000, is considered to be goodwill and is being evaluated quarterly for impairment. A loss in value of the investment which is other than a temporary decline will be recognized. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of FNBL to sustain an earnings capacity which would justify the carrying amount of the investment.
NOTE I — Subsequent Events
On October 16, 2007, the Board of Directors declared a regular cash dividend for the fourth quarter of 2007, of $0.18 per share to shareholders of record on November 15, 2007, payable on December 1, 2007.

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
General:
The following discusses the consolidated financial condition of the Corporation as of September 30, 2007, as compared to December 31, 2006, and the consolidated results of operations for the three and nine months ended September 30, 2007, compared to the same periods in 2006. This discussion should be read in conjunction with the interim consolidated financial statements and related footnotes included herein.
Introduction:
Juniata Valley Financial Corp. is a Pennsylvania corporation organized in 1983 to become the holding company of The Juniata Valley Bank (“Bank”). The Bank is a state-chartered bank headquartered in Mifflintown, Pennsylvania. Juniata Valley Financial Corp. and its subsidiary bank derive substantially all of their income from banking and bank-related services, including interest earned on residential real estate, commercial mortgage, commercial and consumer loans, interest earned on investment securities and fee income from deposit services and other financial services to its customers through 12 locations in central Pennsylvania. Juniata Valley Financial Corp. also owns 39.16% of the First National Bank of Liverpool, located in Liverpool, Pennsylvania, for which it accounts as an unconsolidated subsidiary using the equity method of accounting.
Financial Condition:
As of September 30, 2007, total assets increased by $12,970,000, or 3.1%, as compared to December 31, 2006. The increase was primarily attributable to an increase in deposits funding various earning asset categories.
Since December 31, 2006, approximately $21.9 million of investment securities matured and $10.5 million in new deposits were generated. Loan payments and payoffs exceeded new loan volume in the first nine months of 2007 by approximately $7.0 million. This $39.4 million, in the aggregate, of excess cash was invested in the Corporation’s securities portfolio and in overnight federal funds.
The table below shows changes in deposit volumes by type of deposit (in thousands of dollars) between December 31, 2006 and September 30, 2007. Only the category of time deposits of $100,000 or more had a significant decrease, and this decrease was due to a deliberate decision by management to reduce higher-cost, non-core deposits. Management’s focus has been to increase levels of core transaction deposit accounts and, as a result, non-interest bearing demand account balances increased by 9.2%, and NOW and money market account balances grew by 13.0% from December 31, 2006 to September 30, 2007. Excluding jumbo ($100,000 and over) time deposit accounts, deposit growth was $13,453,000, or 4.2%.

	September 30,	December 31,	Change
	2007	2006	$	%

Deposits:
Demand, non-interest bearing	$46,772	$42,829	$3,943	9.2%
NOW and money market	84,974	75,186	9,788	13.0%
Savings	34,291	36,217	(1,926)	(5.3%)
Time deposits, $100,000 and more	35,103	38,032	(2,929)	(7.7%)
Other time deposits	164,553	162,905	1,648	1.0%

Total deposits	$365,693	$355,169	$10,524	3.0%

Overall, loans, net of unearned interest, decreased by $7,422,000, or 2.4%, between December 31, 2006 and September 30, 2007. As shown in the table below, the decline in outstanding loans since December 31, 2006 has been related primarily to all categories other than installment loans (in thousands of dollars).

	September 30,	December 31,	Change
	2007	2006	$	%

Loans:
Commercial	$87,297	$90,712	$(3,415)	(3.8%)
Mortgage	135,407	138,654	(3,247)	(2.3%)
Home Equity	63,958	67,249	(3,291)	(4.9%)
Installment, net of unearned	11,734	9,203	2,531	27.5%

Total loans	$298,396	$305,818	$(7,422)	(2.4%)

There are no material loans classified for regulatory purposes as loss, doubtful, substandard, or special mention as of September 30, 2007 which management expects to significantly impact future operating results, liquidity or capital resources. Following is a summary of the Bank’s non-performing loans on September 30, 2007 as compared to December 31, 2006.

(Dollar amounts in thousands)	September 30, 2007	December 31, 2006

Non-performing loans
Nonaccrual loans	$264	$1,240
Accruing loans past due 90 days or more	363	214
Restructured loans	—	—

Total	$627	$1,454

Average loans outstanding	$301,154	$303,988

Ratio of non-performing loans to average loans outstanding	0.21%	0.48%
The increase of $149,000 of accruing loans past due 90 days or more relates primarily to loans secured by real estate. The value of the real estate exceeds the outstanding principal and interest accrued on the loans and is not considered to be uncollectible. For this reason, these loans continue to accrue interest.
A summary of the transactions in the allowance for loan losses for each of the nine months ended September 30, 2007 and 2006 (in thousands) are presented below. Of the $346,000 of loans charged off in 2007, $258,000 related to three commercial loans that had specific allocations within the allowance for loan losses.

	Periods Ended September 30,
	2007	2006
Balance of allowance — January 1	$2,572	$2,764

Loans charged off	(346)	(108)

Recoveries of loans previously charged off	46	17

Net charge-offs	(300)	(91)
Provision for loan losses	90	89
Branch acquisition loan loss reserve	—	31

Balance of allowance — end of period	$2,362	$2,793

Ratio of net charge-offs during period to average loans outstanding	-0.10%	-0.03%

Stockholders’ equity increased by $270,000, or 0.6%, from December 31, 2006 to September 30, 2007. Net income of $4,012,000 was offset by dividends of $3,417,000 and net purchases of treasury stock of $505,000. The Corporation repurchased stock into treasury pursuant to its treasury repurchase program. During the first nine months of 2007, the Corporation purchased 26,500 shares, of which 2,686 shares were reissued in connection with options exercised under the Corporation’s Incentive Stock Option and Employee Stock Purchase Plans. Securities available for sale increased in market value, representing an increase to equity of $155,000, net of taxes, during the period.
Management is not aware of any current recommendations of applicable regulatory authorities that, if implemented, would have a material effect on the Corporation’s liquidity, capital resources, or operations.
Subsequent to September 30, 2007, the following event took place:
On October 16, 2007, the Board of Directors declared a regular cash dividend for the fourth quarter of 2007 of $0.18 per share to shareholders of record on November 15, 2007, payable on December 1, 2007.
Comparison of the Three Months Ended September 30, 2007 and 2006
Operations Overview:
Net income for the third quarter of 2007 was $1,419,000, an increase of $188,000, or 15.3%, compared to the third quarter of 2006. Basic and diluted earnings per share increased 18.5% over the 2006 quarter, from $0.27 to $0.32. Annualized return on average equity for the third quarter of 2007 was 11.99% comparing favorably to the prior year’s ratio for the same period of 10.26%, an increase of 16.9%. For the quarter ended September 30, annualized return on average assets was 1.32% in 2007, versus 1.19% in 2006, reflecting an increase of 10.9%. The increase in net income was primarily a result of a higher net interest margin, which was partially offset by an increase in non-interest expense, net of non-interest income.
Presented below are selected key ratios for the two periods:

	Three Months Ended
	September 30,
	2007	2006
Return on average assets (annualized)	1.32%	1.19%
Return on average equity (annualized)	11.99%	10.26%
Average equity to average assets	11.03%	11.58%

Non-interest income, excluding securities gains (losses), as a percentage of average assets (annualized)	1.01%	0.93%
Non-interest expense as a percentage of average assets (annualized)	2.88%	2.74%
The discussion that follows further explains changes in the components of net income when comparing the third quarter of 2007 with the third quarter of 2006.

Net Interest Income:
Net interest income was $3,938,000 for the third quarter of 2007, as compared to $3,626,000 in the same quarter in 2006. Funded by deposit growth, average earning assets increased by $12,889,000 for the third quarter of 2007 when compared to the 2006 third quarter and the mix of interest-bearing liabilities funding those assets changed. In the third quarter of 2006, the Corporation was relying on debt, in addition to deposits, to help fund loan demand. The cost of the debt, on average, was 157 basis points higher than the aggregate average rate paid on interest bearing deposits. Since then, with the purchase of a branch office and organic deposit growth, the Corporation has been able to reduce the level of its borrowings. As a result of these mix changes, the fully tax-equivalent net interest margin increased by 25 basis points, to 4.11% in the third quarter of 2007, as compared to 3.86% in the third quarter of 2006.
Interest and fees on loans increased $255,000, or 4.6%, in the third quarter of 2007 as compared to the same period in 2006. An average weighted interest rate increase of 37 basis points, with the average balance of the loan portfolio remaining the same, was responsible for higher interest earned on loans in comparison to the 2006 period.
Interest earned on investment securities and money market investments increased $311,000 in the third quarter of 2007 as compared to 2006, as average balances were $13.657 million higher during the period. The average yield on investment securities and the money market investments rose by 82 basis points and 32 basis points, respectively.
In the third quarter of 2006, the Corporation had an average balance of $7,777,000 in long and short-term debt, costing approximately 4.73% on average for the period. This level of debt had been needed to fund loan demand during that period. In the third quarter of 2006, the Corporation purchased a branch office and assumed its deposit liabilities, with deposit balances exceeding purchased loans by approximately $16 million. These excess deposits allowed the repayment of all of the Corporation’s debt. Since then, there have been no short or long-term borrowings needed to fund asset growth. Interest expense on deposits increased $335,000, or 13.8%, in the third quarter of 2007 as compared to 2006, reflecting the growth in interest-bearing deposits and generally higher interest rates. This increase in funding costs was partially offset by the reduction in interest paid on borrowings of $81,000. The average balance of interest-bearing deposits increased $14,957,000, or 4.9%, while the average interest rate paid on deposits increased to 3.43% in 2007 from 3.16% in 2006.
Total average earning assets during the third quarter of 2007 were $398,916,000, compared to $386,027,000 during the third quarter of 2006, yielding 6.80% in 2007 versus 6.43% in 2006. The cost to fund the earning assets was 2.84% and 2.68%, for the third quarters of 2007 and 2006, respectively. Net interest margin on a fully tax-equivalent basis for the third quarter of 2007 was 4.11%. For the same period in 2006, the fully-tax equivalent net interest margin was 3.86%.
Provision for Loan Losses:
Management regularly reviews the adequacy of the loan loss reserve and makes assessments as to specific loan impairment, historical charge-off expectations, general economic conditions in the Bank’s market area, and specific loan quality and other factors, and determined that, in the third quarter of 2007, no additional provision for loan losses was needed. In the third quarter of 2006, the recorded loan loss provision was $29,000.
Non-interest Income:
Non-interest income in the third quarter of 2007, exclusive of gains and losses recorded on securities, exceeded non-interest income in the previous year’s third quarter by $121,000, or 12.5%. Fees for trust services in the third quarter of 2007 increased compared to the same period in 2006 by $31,000, or 31.3%, due in part to the increased trust business. Commissions from the sales of non-deposit products increased by $37,000, or 25.8%, due in part to timing of sales activity. Income from unconsolidated subsidiary was $52,000, representing earnings recorded under the equity method of accounting for the ownership of 39.16% of the First National Bank of Liverpool during the period. The acquisition of the ownership position in Liverpool was completed in September of 2006. In other non-interest income, increased debit card activity was primarily the reason for the $34,000, or 22.9%, increase.
As a percentage of average assets, annualized non-interest income, exclusive of net gains (losses) on the sale of securities and impairment charge, was 1.01% in the third quarter of 2007 as compared to 0.93% in the same period of 2006.
Non-interest Expense:
Total non-interest expense increased $252,000, or 8.9%, in the third quarter of 2007 as compared to 2006. Employee compensation and benefits costs increased by $144,000, or 9.2%, in the third quarter of 2007 compared to the third quarter of 2006, due primarily to the addition of staff for both the new branch office and other internal positions. Professional fees in the third quarter of 2007 were 18.6% higher than in the third quarter of 2006, due to additional consulting fees. Other increased costs relating to occupancy, equipment and data processing were directly related to the addition of a branch office.

As a percentage of average assets, annualized noninterest expense was 2.88% as compared to 2.74% in the same period of 2006.
Comparison of the Nine Months Ended September 30, 2007 and 2006
Operations Overview:
Income before taxes for the first nine months of 2007 increased by $434,000, or 8.5%, when compared to the same period in 2006. Net interest income after provision for loan losses increased by $824,000, or 7.7%. Non-interest income increased $391,000, or 14.3%, while non-interest expense increased by $781,000 or 9.4%. The provision for income tax increased by $77,000 when comparing the two periods, resulting in an overall increase to net income of $357,000, or 9.8%.
Presented below are selected key ratios for the two periods:

	Nine Months Ended
	September 30,
	2007	2006
Return on average assets (annualized)	1.26%	1.18%
Return on average equity (annualized)	11.26%	10.27%
Average equity to average assets	11.21%	11.50%

Non-interest income, excluding securities gains (losses), as a percentage of average assets (annualized)	0.99%	0.86%
Non-interest expense as a percentage of average assets (annualized)	2.87%	2.70%
The discussion that follows further explains changes in the components of net income when comparing the year-to-date period ending September 30, 2007 with the corresponding period in 2006.
Net Interest Income:
Net interest income was $11,645,000 for the first nine months of 2007, as compared to $10,820,000 in the same period in 2006. Funded by deposit growth, average earning assets increased by $4,924,000 in the first nine months of 2007 when compared to 2006, and the mix of interest-bearing liabilities funding those assets changed. In the first nine months of 2006, the Corporation was relying on debt, in addition to deposits, to help fund loan demand. The cost of the debt on average was 119 basis points higher than the aggregate average rate paid on interest bearing deposits. Since then, with the purchase of a branch office and organic deposit growth, the Corporation has been able to reduce the level of its borrowings. As a result of these mix changes, the fully tax-equivalent net interest margin increased by 26 basis points, to 4.14%, in the first nine months of 2007 as compared to 3.88% in the first nine months of 2006.
Interest and fees on loans increased $1,027,000, or 6.4%, in the first nine months of 2007 as compared to the same period in 2006. An average weighted interest rate increase of 50 basis points was responsible for higher interest income earned on loans in comparison to the 2006 period.
Interest earned on investment securities and money market investments increased $680,000 in the first nine months of 2007 as compared to 2006, as average balances were $6.481 million higher during the period. The average yield on the investment securities and the money market investments rose by 77 basis points and 47 basis points, respectively.
In the first nine months of 2006, the Corporation had an average balance of $10,830,000 in long and short-term debt, costing approximately 4.21% on average for the period. This level of debt had been needed to fund the loan demand during that period. In the third quarter of 2006, the Corporation purchased a branch office and assumed its deposit liabilities, whose balances exceeded purchased loans by approximately $16 million. These excess deposits allowed the repayment of all of the Corporation’s debt. Since then, there have been no short or long-term borrowings needed to fund asset growth. Interest expense on deposits increased $1,176,000, or 17.1%, in the first nine months of 2007 as compared to 2006, reflecting the growth in interest-bearing deposits and generally higher interest rates. This growth in deposit balances was partially offset by the reduction in interest paid on debt of $294,000. The average balance of interest-bearing deposits increased $15,623,000, or 5.2%, while the average interest rate paid on deposits increased to 3.39% in 2007 from 3.05% in 2006.
Total average earning assets during the first nine months of 2007 were $388,001,000, compared to $383,077,000 during the first nine months of 2006, yielding 6.87% in 2007 versus 6.36% in 2006. Funding costs for the earning assets were 2.86% and 2.59% for the nine months ending September 30, 2007 and 2006, respectively. Net interest margin on a fully tax-equivalent basis for the first nine months of 2007 was 4.14%. For the same period in 2006, the fully-tax equivalent net interest margin was 3.88%.
Provision for Loan Losses:
In the first nine months of 2007, the provision made for loan losses was $90,000. Management regularly reviews the adequacy of the loan loss reserve and makes assessments as to specific loan impairment, historical charge-off expectations, general economic conditions in the Bank’s market area, specific loan quality and other factors. In the first nine months of 2006, a loan loss provision of $89,000 was recorded.
Noninterest income:
Noninterest income increased $391,000, or 14.3%, in the first nine months of 2007 as compared to the same period in 2006. Fees for customer service on deposit accounts in the first nine months of 2007 increased compared to the same period in 2006 by $98,000, or 8.8%, and fee income from commissions on sales of non-deposit products increased by $144,000, or 35.5%, due in part to an expanded business referral program within the Corporation. Fees for trust services increased by $30,000, or 9.3%, and income from bank owned life insurance increased in the first nine months of 2007 compared to the same period of 2006 by $16,000. The Corporation recognized a net gain on sales of securities of $14,000 in the first nine months of 2007, while a net gain of $67,000 was realized in the first nine months of 2006. In the second quarter of 2007, it was determined that there was an other-than-temporary loss in the Corporation’s common stock portfolio, and accordingly, an impairment charge to earnings of $33,000 was recorded. Exclusive of the securities gains (losses) and impairment charge, noninterest income increased by $477,000, or 17.9%.
As a percentage of average assets, annualized noninterest income, exclusive of net gains (losses) on the sale of securities, was 0.99% in the first nine months of 2007 as compared to 0.86% in the same period of 2006.
Noninterest expense:
Total noninterest expense increased $781,000, or 9.4%, in the first nine months of 2007 as compared to the same period in 2006. Employee compensation and benefits costs increased by $416,000, or 9.2%, in the first nine months of 2007 compared to the first nine months of 2006 due primarily to the addition of staff for both the new branch office and other internal positions. Professional fees in the first nine months of 2007 were 16.3% higher than in the first nine months of 2006 due to additional consulting fees. In June, 2006, data processing costs were reduced by $50,000 due to a processing credit received from the Corporation’s third-party data processing provider. Other increased costs relating to occupancy, equipment and data processing are directly related to the addition of a branch office.
As a percentage of average assets, annualized noninterest expense was 2.87% as compared to 2.70% in the same period of 2006.
Effective January 1, 2007, the Federal Deposit Insurance Corporation (FDIC) created a new risk framework of four risk categories and established assessment rates to coincide with each category. Assessment rates for Risk Category I institutions, which includes Juniata Valley Bank, range from 5 to 7 basis points. The FDIC also approved a one-time assessment credit for banks in existence on December 31, 1996, that paid a deposit insurance assessment prior to that date. Management believes that the one-time credit will offset the new FDIC assessment cost for 2007. The Corporation will begin to recognize the FDIC assessment cost at such time as the credit will be depleted, which is currently estimated to be in the second quarter of 2009.
Liquidity:
The objective of liquidity management is to ensure that sufficient funding is available, at a reasonable cost, to meet the ongoing operational cash needs of the Corporation and to take advantage of income producing opportunities as they arise. While the desired level of liquidity will vary depending upon a variety of factors, it is the primary goal of the Corporation to maintain a high level of liquidity in all economic environments. Principal sources of asset liquidity are provided by securities maturing in one year or less, other short-term investments such as federal funds sold and cash and due from banks. Liability liquidity, which is more difficult to measure, can be met by attracting deposits and maintaining the core deposit base. The Corporation is a member of the Federal Home Loan Bank of Pittsburgh for the purpose of providing short-term liquidity when other sources are unable to fill these needs. During the first nine months of 2007, there were no short-term borrowings from the Federal Home Loan Bank. As of September 30, 2007, the Corporation had no long-term debt and had unused borrowing capacity with the Federal Home Loan Bank of $192 million.
Funding derived from securities sold under agreements to repurchase is available through corporate cash management accounts for business customers. This product allows the Corporation to pay interest on corporate checking accounts.

In view of the sources previously mentioned, management believes that the Corporation’s liquidity is capable of providing the funds needed to meet loan demand.
Off-Balance Sheet Arrangements:
The Corporation’s consolidated financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk, credit risk, and interest rate risk. These commitments consist mainly of loans approved but not yet funded, unused lines of credit and letters of credit issued using the same credit standards as on-balance sheet instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Letters of credit are conditional commitments issued to guarantee the financial performance obligation of a customer to a third party. Unused credit commitments and letters of credit at September 30, 2007, were $53,341,000 and $718,000, respectively. Because letters of credit have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation. Management believes that any amounts actually drawn upon can be funded in the normal course of operations.
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
At September 30, 2007, the Bank exceeded the regulatory requirements to be considered a “well capitalized” financial institution, i.e., a leverage ratio exceeding 5%, Tier 1 capital exceeding 6% and total capital exceeding 10%.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of loss arising from changes in the fair value of financial instruments due to changes in interest rates, currency exchange rates, commodity prices or equity prices. The Corporation’s market risk is composed primarily of interest rate risk. The primary objective of the Corporation’s asset-liability management process is to maximize current and future net interest income within acceptable levels of interest rate risk while satisfying liquidity and capital requirements. Management recognizes that a certain amount of interest rate risk is inherent, appropriate and necessary to ensure profitability. The most recent financial simulation performed by the Bank as of June 30, 2007, showed a possible decline in net interest income of $96,000 in a -100 basis point rate shock over a one-year period. If rates increase, in a +100 basis point shock over a one-year period, the simulation performed shows a possible $53,000 increase to net interest income. The Bank is slightly asset sensitive, meaning that the amount of assets that are projected to reprice within one year exceed the amount of liabilities that are projected to reprice within the same period. The net interest income at risk position remained within the guidelines established by the Bank’s asset/liability policy. The Bank continues to monitor and manage its rate sensitivity.
No material change has been noted in the Bank’s equity value at risk. Please refer to the Annual Report on Form 10-K as of December 31, 2006 for further discussion of this matter.
Item 4. Controls and Procedures
Disclosure Controls and Procedures

As of September 30, 2007, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 (“Exchange Act”), Rule 13a-15(e). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Corporation reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.
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

Item 1A.	RISK FACTORS

There have been no material changes in risk factors that were disclosed in the Annual Report on Form 10-K as of December 31, 2006.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information on repurchases by the Corporation of its common stock in each month of the quarter ended September 30, 2007:

				Maximum Number of
			Total Number of	Shares that May Yet
			Shares Purchased as	Be
	Total Number	Average	Part of Publicly	Purchased Under the
	of Shares	Price Paid	Announced Plans or	Plans or Programs
Period	Purchased	per Share	Programs	(1)

July 1-31, 2007	—	$—	—	116,166
August 1-31, 2007	—	—	—	116,166
September 1-30, 2007	—	—	—	116,166

Totals	—	$—	—	116,166

(1)	On March 23, 2001, the Corporation announced plans to buy back 100,000 (200,000 on a post-split basis) shares of its common stock. There is no expiration date to this buyback plan, but subsequent to the initial plan, the repurchase of 400,000 additional shares were authorized by the Board of Directors. As of November 7, 2007, the number of shares that may yet be purchased under the program was 93,891. No repurchase plan or program expired during the period covered by the table. The Corporation has no stock repurchase plan or program that it has determined to terminate prior to expiration or under which it does not intend to make further purchases.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

Item 5.	OTHER INFORMATION
None

Item 6.	EXHIBITS

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

Juniata Valley Financial Corp. (Registrant)
Date 11-07-2007	By	/s/ Francis J.Evanitsky
Francis J. Evanitsky, President
and Chief Executive Officer

Date 11-07-2007	By	/s/ JoAnn N. McMinn
JoAnn N. McMinn, Chief Financial
Officer