Form 10-K
period 2007-12-31
JUNIATA VALLEY FINANCIAL CORP
filed 2008-03-14
CIK 714712

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended December 31, 2007
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
Registrant’s telephone number, including area code: (717) 436-8211
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $1.00
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☑
     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $92,221,511. (1)
     There were 4,397,345 shares of the registrant’s common stock outstanding as of March 4, 2008.
(1) The aggregate dollar amount of the voting stock set forth equals the number of shares of the Company’s Common Stock outstanding, reduced by the amount of Common Stock held by officers, directors, shareholders owning in excess of 10% of the Company’s Common Stock and the Company’s employee benefit plans multiplied by the last reported sale price for the Company’s Common Stock on June 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter. The information provided shall in no way be construed as an admission that any officer, director or 10% shareholder of the Company, or any employee benefit plan, may be deemed an affiliate of the Company or that such person or entity is the beneficial owner of the shares reported as being held by such person or entity, and any such inference is hereby disclaimed.
DOCUMENTS INCORPORATED BY REFERENCE
(Specific sections incorporated are identified under applicable items herein)
     Certain portions of the Company’s Annual Report to Shareholders for the year ended December 31, 2007 are incorporated by reference in Parts I and II of this Report.
     With the exception of the information incorporated by reference in Parts I and II of this Report, the Company’s Annual Report to Shareholders for the year ended December 31, 2007 is not to be deemed “filed” with the Securities and Exchange Commission for any purpose.
     Certain portions of the Company’s Proxy Statement to be filed in connection with its 2008 Annual Meeting of Shareholders are incorporated by reference in Part III of this Report; provided, however, that any information in such Proxy Statement that is not required to be included in this Annual Report on Form 10-K shall not be deemed to be incorporated herein or filed for the purposes of the Securities Act of 1933 or the Securities Exchange Act of 1934.
     Other documents incorporated by reference are listed in the Exhibit Index.

PART I
ITEM 1. BUSINESS
Overview
Juniata Valley Financial Corp. (the “Company” or “Juniata”) is a Pennsylvania corporation that was formed in 1983 as a result of a plan of merger and reorganization of The Juniata Valley Bank (the “Bank”). The plan was approved by the various regulatory agencies on June 7, 1983 and Juniata, a one-bank holding company, registered under the Bank Holding Company Act of 1956. The Bank is the oldest independent commercial bank in Juniata and Mifflin Counties, having originated under a state bank charter in 1867. The Company has one reportable segment, consisting of the Bank, as described in Note 1 of Notes to Consolidated Financial Statements contained in the Company’s 2007 Annual Report to Shareholders (“2007 Annual Report”) and which is incorporated by reference into Item 8 of this report.
Nature of Operations
Juniata operates primarily in central Pennsylvania with the purpose of delivering financial services within its local market. The Company provides retail and commercial banking services through 12 offices in the following locations: five community offices in Juniata County; five community offices in Mifflin County, as well as a financial services office; one community office in each of Perry and Huntingdon counties; and a loan production office in Centre County. The Company offers a full range of consumer and commercial banking services. Consumer banking services include: Internet banking; telephone banking; eight automated teller machines; personal checking accounts; club accounts; checking overdraft privileges; money market deposit accounts; savings accounts; debit cards; certificates of deposit; individual retirement accounts; secured and unsecured lines of credit; construction and mortgage loans; and safe deposit boxes. Commercial banking services include: small and high-volume business checking accounts; Internet account management services; ACH origination; payroll direct deposit; commercial lines of credit; commercial letters of credit; commercial term and demand loans. Comprehensive trust, asset management and estate services are provided, and the Company has contracted with a broker-dealer to offer a full range of financial services, including annuities, mutual funds, stock and bond brokerage services and long-term care insurance. Management believes it has a relatively stable deposit base with no major seasonal depositor or group of depositors. Most of the Company’s commercial customers are small and mid-sized businesses in central Pennsylvania.
Juniata’s loan policies are updated periodically and are presented for approval by the Board of Directors of the Bank. The purpose of the policies is to grant loans on a sound and collectible basis, to invest available funds in a safe, profitable manner, to serve the credit needs of the communities in Juniata’s primary market area, and to ensure that all loan applicants receive fair and equal treatment in the lending process. It is the intent of the underwriting policies to seek to minimize loan losses by requiring careful investigation of the credit history of each applicant, verifying the source of repayment and the ability of the applicant to repay, securing those loans in which collateral is deemed to be required, exercising care in the documentation of the application, review, approval and origination process and administering a comprehensive loan collection program.
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
Competition
The Bank’s service area is characterized by a high level of competition for banking business among commercial banks, savings and loan associations and other financial institutions located inside and outside the Bank’s market area. The Bank actively competes with dozens of such banks and institutions for local consumer and commercial deposit accounts, loans and other types of banking business. Many competitors have substantially greater financial resources and larger branch systems than those of the Bank.
In commercial transactions, the Company believes that the Bank’s legal lending limit to a single borrower (approximately $6,109,000 as of December 31, 2007) enables it to compete effectively for the business of small and mid-sized businesses. However, this legal lending limit is considerably lower than that of various competing institutions and thus may act as a constraint on the Bank’s effectiveness in competing for financings in excess of the limit.
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
The Federal Deposit Insurance Corporation (FDIC) is an independent federal agency that insures the deposits, up to prescribed statutory limits, of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. The FDIC previously administered two separate insurance funds, the Bank Insurance Fund (BIF), which generally insured commercial bank and state savings bank deposits, and the Savings Association Insurance Fund (SAIF), which generally insured savings association deposits.
Under the Federal Deposit Insurance Reform Act of 2005 (The “Reform Act”), which was signed into law on February 15, 2006 (i) the BIF and the SAIF were merged into a new combined fund, called the Deposit Insurance Fund effective March 31, 2006, (ii) the current $100,000 deposit insurance coverage was indexed for inflation (with adjustments every five years, commencing January 1, 2011); and (iii) deposit insurance coverage for retirement accounts was increased to $250,000 per participant subject to adjustment for inflation. The FDIC has been given greater latitude in setting the assessment rates for insured depository institutions which could be used to impose minimum assessments.
The FDIC is authorized to set the reserve ratios for the Deposit Insurance Fund annually at between 1.15% and 1.5% of estimated insured deposits. If the Deposit Insurance Fund’s reserves exceed the designated reserve ratio, the FDIC is required to pay out all or, if the reserve ratio is less than 1.5%, a portion of the excess as a dividend to insured depository institutions based on the percentage of insured deposits held on December 31, 1996 adjusted for subsequently paid premiums. Insured depository institutions that were in existence on December 31, 1996 and paid assessments prior to that date (or their successors) are entitled to a one-time credit against future assessments based on their past contributions to the BIF or SAIF.
Pursuant to the Reform Act, the FDIC has determined to maintain the designated reserve ratio at its current 1.25%. The FDIC has also adopted a new risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based on their examination ratings and capital ratios. Beginning in 2007, well-capitalized institutions with CAMELS ratings of 1 or 2 were grouped in Risk Category I and are being assessed for deposit insurance at an annual rate of between five and seven basis points with the assessment rate for an individual institution to be determined according to a formula based on a weighted average of the institution’s individual CAMELS component ratings plus either five financial ratios or the average ratings of its long-term debt. Institutions in Risk Categories II, III and IV will be assessed at annual rates of 10, 28 and 43 basis points, respectively. The Bank anticipates that it will be able to offset the majority of its deposit insurance premium for 2008 with the special assessment credit.
In addition, all insured institutions of the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, an agency of the Federal government established to finance resolutions of insolvent thrifts. These assessments, the current quarterly rate of which is approximately .0154 of insured deposits, will continue until the Financing Corporation bonds mature in 2017.
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
A satisfactory safety and soundness rating, particularly with regard to capital adequacy, and a satisfactory Community Reinvestment Act rating, are generally prerequisites to obtaining federal regulatory approval to make acquisitions and open branch offices. As of December 31, 2007, the Bank was rated “satisfactory” under the Community Reinvestment Act and was “adequately” capitalized. An institution’s Community Reinvestment Act rating is considered in determining whether to grant charters, branches and other deposit facilities, relocations, mergers, consolidations and acquisitions. Less than satisfactory performance may be the basis for denying an application.

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
Under Federal Reserve Board policy, the Company is expected to act as a source of financial strength to the Bank and the First National Bank of Liverpool (“FNBL”), of which the Company owns 39.16%, and to commit resources to support the Bank and The First National Bank of Liverpool, in circumstances where they might not be in a financial position to support themselves. Consistent with the “source of strength” policy for subsidiary banks, the Federal Reserve Board has stated that, as a matter of prudent banking, a bank holding company generally should not maintain a rate of cash dividends unless its net income available to common shareholders has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears to be consistent with the Company’s capital needs, asset quality and overall financial condition.
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
Under the Community Reinvestment Act, the Bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. However, the Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The Community Reinvestment Act also requires;
•	the applicable regulatory agency to assess an institution’s record of meeting the credit needs of its community;

•	public disclosure of an institution’s CRA rating; and

•	that the applicable regulatory agency provides a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system.
The operations of the Bank are also subject to numerous Federal, state and local laws and regulations which set forth specific restrictions and procedural requirements with respect to interest rates on loans, the extension of credit, credit practices, the disclosure of credit terms and discrimination in credit transactions. The Bank also is subject to certain limitations on the amount of cash dividends that it can pay. See Note 15 of Notes to Consolidated Financial Statements, contained in the 2007 Annual Report, which is included in Exhibit 13 to this report and incorporated by reference in this Item 1.
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
See Note 15 of Notes to Consolidated Financial Statements, contained in the 2007 Annual Report and incorporated by reference in this Item 1, for a table that provides the Company’s risk based capital ratios and leverage ratio.
Federal Banking Agencies have broad powers to take corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are “well capitalized,” “adequately capitalized,” “under capitalized”, “significantly undercapitalized,” or “critically undercapitalized.” As of December 31, 2007, the Bank was a “well-capitalized” bank, as defined by the FDIC.
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
Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 implemented a broad range of corporate governance, accounting and reporting measures for companies, like Juniata, that have securities registered under the Securities Exchange Act of 1934. Specifically, the Sarbanes-Oxley Act and the various regulations promulgated under the Act, established, among other things: (i) new requirements for audit committees, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) new standards for auditors and regulation of audits, including independence provisions that restrict non-audit services that accountants may provide to their audit clients; (iv) increased disclosure and reporting obligations for the reporting company and their directors and executive officers, including accelerated reporting of stock transactions and a prohibition on trading during pension blackout periods; and (v) a range of new and increased civil and criminal penalties for fraud and other violations of the securities laws. In addition, Sarbanes-Oxley required stock exchanges, such as NASDAQ, to institute additional requirements relating to corporate governance in their listing rules.

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
Employees
As of December 31, 2007, the Company had a total of 124 full-time employees and 26 part-time employees.
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

ITEM 1A. RISK FACTORS
In analyzing whether to make or to continue an investment in the Company, investors should consider, among other factors, the following:
Changes in interest rates may have an adverse effect on the Company’s profitability. The operations of financial institutions such as the Company are dependent to a large degree on net interest income, which is the difference between interest income from loans and investments and interest expense on deposits and borrowings. An institution’s net interest income is significantly affected by market rates of interest that in turn are affected by prevailing economic conditions, by the fiscal and monetary policies of the federal government and by the policies of various regulatory agencies. The Federal Reserve Board (FRB) regulates the national money supply in order to manage recessionary and inflationary pressures. In doing so, the FRB may use techniques such as engaging in open market transactions of U.S. Government securities, changing the discount rate and changing reserve requirements against bank deposits. The use of these techniques may also affect interest rates charged on loans and paid on deposits. The interest rate environment, which includes both the level of interest rates and the shape of the U.S. Treasury yield curve, has a significant impact on net interest income. Typically, the shape of the yield curve is upward sloping, with longer-term rates exceeding short-term rates. However, during 2006 and most of 2007, the yield curve was relatively flat, and at times, downward sloping, with minimal differences between long and short-term rates. See the section entitled “Market / Interest Rate Risk” and Table 5 – “Maturity Distribution” in Management’s Discussion and Analysis of Financial Condition in the 2007 Annual Report, incorporated by reference in this Item 1A for a discussion of the effects on net interest income over a twelve month period beginning on December 31, 2007 of simulated interest rate changes. Like all financial institutions, the Company’s balance sheet is affected by fluctuations in interest rates. Volatility in interest rates can also result in disintermediation, which is the flow of deposits away from financial institutions into direct investments, such as US Government and corporate securities and other investment vehicles, including mutual funds, which, because of the absence of federal insurance premiums and reserve requirements, generally pay higher rates of return than bank deposit products. See “Item 7: Management’s Discussion of Financial Condition and Results of Operations” and “Item 7A: Quantitative and Qualitative Disclosure about Market Risk”.
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
The Competition the Company faces is increasing and may reduce our customer base and negatively impact the Company’s results of operations. There is significant competition among banks in the market areas served by the Company. In addition, as a result of deregulation of the financial industry, the Bank also competes with other providers of financial services such as savings and loan associations, credit unions, consumer finance companies, securities firms, insurance companies, the mutual funds industry, full service brokerage firms and discount brokerage firms, some of which are subject to less extensive regulations than the Company with respect to the products and services they provide. Some of the Company’s competitors have greater resources than the Corporation and, as a result, may have higher lending limits and may offer other services not offered by our Company. See “Item 1: Business - Competition.”
Fluctuations in the stock market could negatively affect the value of the Company’s common stock. The Company’s common stock is quoted under the symbol “JUVF” on the OTC Bulletin Board, an automated quotation service, made available through, and governed by, the NASDAQ system. There can be no assurance that a regular and active market for the Common Stock will develop in the foreseeable future. See “Item 5: Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.” Investors in the shares of common stock may, therefore, be required to assume the risk of their investment for an indefinite period of time.
“Anti-takeover” and Provisions may keep shareholders from receiving a premium for their shares. The Articles of Incorporation of the Company presently contain certain provisions which may be deemed to be “anti-takeover” in nature in that such provisions may deter, discourage or make more difficult the assumption of control of the Company by another corporation or person through a tender offer, merger, proxy contest or similar transaction or series of transactions. The overall effects of the “anti-takeover” provisions may be to discourage, make more costly or more difficult, or prevent a future takeover offer, thereby preventing shareholders from receiving a premium for their securities in a takeover offer. These provisions may also increase the possibility that a future bidder for control of the Company will be required to act through arms-length negotiation with the Company’s Board of Directors. Copies of the Articles of Incorporation of the Company are on file with the Securities and Exchange Commission and the Pennsylvania Secretary of State.
If the Company fails to maintain an effective system of internal controls, it may not be able to accurately report its financial results or prevent fraud. As a result, current and potential shareholders could lose confidence in the Company’s financial reporting, which could harm its business and the trading price of its common stock. The Company has established a process to document and evaluate its internal controls over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations, which require annual management assessments of the effectiveness of the Company’s internal controls over financial reporting and a report by the Company’s independent auditors on the effectiveness of the Company’s internal control. In this regard, management has dedicated internal resources, engaged outside consultants and adopted a detailed work plan to (i) assess and document the adequacy of internal controls over financial reporting, (ii) take steps to improve control processes, where appropriate, (iii) validate through testing that controls are functioning as documented and (iv) implement a continuous reporting and improvement process for internal control over financial reporting. The Company’s efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding the Company’s assessment of its internal controls over financial reporting and the Company’s independent auditors’ audit of internal control, and are likely to continue to result, in increased expenses. The Company’s management and audit committee have given the Company’s compliance with Section

404 high priority. The Company cannot be certain that these measures will ensure that the Company implements and maintains adequate controls over its financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm the Company’s operating results or cause the Company to fail to meet its reporting obligations. If the Company fails to correct any issues in the design or operating effectiveness of internal controls over financial reporting or fails to prevent fraud, current and potential shareholders could lose confidence in the Company’s financial reporting, which could harm its business and the trading price of its common stock.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The physical properties of the Company are all owned or leased by the Bank.
The Bank owns and operates exclusively for banking purposes, the buildings located at:
Bridge and Main Streets, Mifflintown, Pennsylvania
218 Bridge Street, Mifflintown, Pennsylvania (its corporate headquarters)
Butcher Shop Road, Mifflintown, Pennsylvania (financial center)
301 Market Street, Port Royal, Pennsylvania (branch office)
Corner of Main and School Streets, McAlisterville, Pennsylvania (branch office)
Four North Market Street, Millerstown, Pennsylvania (branch office)
Main Street, Blairs Mills, Pennsylvania (branch office)
Monument Square, Lewistown, Pennsylvania (branch office)
20 Prince Street, Reedsville, Pennsylvania (branch office)
100 West Water Street, Lewistown, Pennsylvania (branch office)
302 South Logan Boulevard, Burnham, Pennsylvania (branch office)
Main Street, Richfield, Pennsylvania (branch office)
The Bank leases four offices:
Branch Offices –
Juniata Valley Shopping Plaza, RR4, Mifflintown, Pennsylvania (lease expires December 31, 2012)
Wal-Mart Supercenter, Lewistown, Pennsylvania (lease expires October 2011)
Financial Services Office –
129 South Main Street, Lewistown, Pennsylvania (lease expires November 2014)
Loan Production Office –
1525 Science Street, State College, Pennsylvania (lease renews monthly)
The Bank owns property at R.D. #1 McAlisterville, where construction of a branch office is underway. On or about May 9, 2008, the office at Main and School Streets, McAlisterville will be closed and its’ business relocated to this new office.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information:
Information regarding the market for the Company’s stock, the market price of the stock and dividends that the Company has paid is included in the Company’s Annual Report to Shareholders for the year ended December 31, 2007, in the section entitled “Common Stock Market Prices and Dividends,” and is incorporated by reference in this Item 5.
Holders:
As of March 10, 2008, there were approximately 1,826 registered holders of the Company’s outstanding common stock.
For information concerning the Company’s Equity Compensation Plans, see “Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.
Recent Sales of Unregistered Securities:
None
Purchases of Equity Securities:

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number	Average	Part of Publicly	Shares that May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	per Share	Programs	Plans or Programs

October 1-31, 2007	21,100	$20.76	21,100	95,066
November 1-30 2007	3,575	20.63	3,575	91,491
December 1-31 2007	—		—	91,491

Totals	24,675		24,675	91,491

Performance Graph:
The following graph shows the yearly percentage change in the Company’s cumulative total shareholder return on its common stock from December 31, 2002 to December 31, 2007 compared with the Russell 3000 Index and a peer group index (the “Juniata Valley Peer Group”), consisting of eight Pennsylvania bank holding companies. The bank holding companies in the Juniata Valley Peer Group are ACNB Corporation, Citizens & Northern Corporation, Codorus Valley Bancorp, Inc., Columbia Financial Corp., Community Banks, Inc., Fidelity D&D Bancorp, Inc., PennRock Financial Services Corp. and Union National Financial Corp. These companies were selected for our Juniata Valley Peer Group because they are community-based banks of similar market capitalization. Since their selection to be included in the Juniata Valley Peer Group, PennRock Financial Services Corp and Community Banks, Inc. have been acquired and are now owned by Susquehanna Bancshares. The Company has selected the Russell 3000 Index for inclusion in the graph because it contains a broader array of publicly traded companies and provides a more comprehensive market comparison than the S&P 500.

	Period Ending
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Juniata Valley Financial Corp.	100.00	121.91	156.70	187.65	169.50	172.88
Russell 3000	100.00	131.06	146.71	155.69	180.16	189.42
Juniata Valley Peer Group*	100.00	135.15	141.44	140.63	144.29	135.59

*	Juniata Valley Peer Group consists of ACNB Corporation, Citizens & Northern Corporation, Codorus Valley Bancorp, Inc., Columbia Financial Corp., Community Banks, Inc. (acquired 11/2007 by Susquehanna Bancshares), Fidelity D&D Bancorp, Inc., PennRock Financial Services Corp.(acquired 7/1/2005 by Community Banks, Inc., then acquired 11/2007 by Susquehanna Bancshares), and Union National Financial Corp.

ITEM 6. SELECTED FINANCIAL DATA
The section entitled “Five Year Financial Summary - Selected Financial Data” in the Company’s Annual Report to Shareholders for the year ended December 31, 2007 is incorporated by reference in this Item 6.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The section entitled “Management’s Discussion and Analysis of Financial Condition” and “Results of Operations” in the Company’s Annual Report to Shareholders for the year ended December 31, 2007 is incorporated by reference in this Item 7.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
The section entitled “Management’s Discussion and Analysis – Financial Condition – Market / Interest Rate Risk” in the Company’s Annual Report to Shareholders for the year ended December 31, 2007 is incorporated by reference in this Item 7A.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Company’s Consolidated Financial Statements and the Notes to Consolidated Financial Statements thereto included in the Company’s Annual Report to Shareholders for the year ended December 31, 2007 is incorporated by reference in this Item 8.
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
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
The Company’s management, with the participation of its CEO and CFO, conducted an evaluation, as of December 31, 2007, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based on this evaluation, the Company’s CEO and CFO concluded that, as of the end of the period covered by this annual report, the Company’s disclosure controls and procedures were effective in reaching a reasonable level of assurance that management is timely alerted to material events relating to the Company during the period when the Company’s periodic reports are being prepared.
Report on Management’s Assessment of Internal Control over Financial Reporting
The management of the Company is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of December 31, 2007, an evaluation was performed under the supervision and with the participation of Management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, management concluded that disclosure controls and procedures as of December 31, 2007 were effective in ensuring material information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized and reported on a timely basis. Additionally, there were no changes in the Company’s internal control over financial reporting.
Management’s responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal control over financial reporting that are designed to produce reliable financial statements in accordance with accounting principles generally accepted in the United States of America. As disclosed in the Report on Management’s Assessment of Internal Control Over Financial Reporting, Management assessed the Company’s system of internal control over financial reporting as of December 31, 2007 and 2006, in relation to criteria for effective internal control over financial reporting as described in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, Management believes that, as of December 31, 2007, its system of internal control over financial reporting met those criteria and is effective.

/s/ Francis J. Evanitsky Francis J. Evanitsky, President and Chief Executive Officer

/s/ JoAnn N. McMinn JoAnn N. McMinn, Chief Financial Officer
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Beard Miller Company LLP Regarding the Company’s Internal Control Over Financial Reporting
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Juniata Valley Financial Corp.
Mifflintown, Pennsylvania
     We have audited Juniata Valley Financial Corp. and its wholly-owned subsidiary’s The Juniata Valley Bank, (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
     In our opinion, the Company, maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Juniata Valley Financial Corp. and its wholly-owned subsidiary, The Juniata Valley Bank as of December 31, 2007 and 2006 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated March 13, 2008 expressed an unqualified opinion.

/s/ Beard Miller Company LLP
Beard Miller Company LLP
Lancaster, Pennsylvania
March 13, 2008
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated by reference herein is information appearing in the Proxy Statement for the Annual Meeting of Shareholders to be held on May 20, 2008 under the captions “Directors of the Company”, “Executive Officers of the Company”, “Nominating Committee”, “Meetings and Committees of the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance”. The Company has adopted a Code of Ethics that is applicable to the Company’s Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer and other designated senior officers, which can be found in the Investor Information – Governance Documents section of the Company’s website at www.JVBonline.com. The Company will file its Proxy Statement on or before April 29, 2008.
ITEM 11. EXECUTIVE COMPENSATION
Incorporated by reference herein is the information contained in the Proxy Statement under the captions “Compensation Discussion and Analysis”, “Director’s Compensation” and “Compensation Committee Interlocks and Insider Participation”. The Company will file its Proxy Statement on or before April 29, 2008.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference herein is the information contained in the Proxy Statement under the caption “Stock Ownership by Management and Beneficial Owners”. The Company will file its Proxy Statement on or before April 29, 2008. Additionally, the following table contains information regarding equity compensation plans approved by shareholders, which include a stock option plan for the Company’s employees and an employee stock purchase plan. The Company has no equity compensation plans that were not approved by shareholders.

Number of securities
	Number of		remaining available
	securities to be		for future issuance
	issued upon exercise	Weighted average	under equity
	of outstanding	exercise price of	compensation plans
	options, warrants	outstanding options,	(excluding securities
	and rights	warrants and rights	reflected in column a)
Plan Category	a	b	c

Equity compensation plans approved by security holders	79,512	$18.31	555,425

Equity compensation plans not approved by security holders	—	—

Total	79,512	$18.31	555,425

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Incorporated by reference herein is the information contained in the Proxy Statement under the caption “Related Party Transactions” and “Management and Corporate Governance”. The Company will file its Proxy Statement on or before April 29, 2008.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated by reference herein is information contained in the Proxy Statement under the caption “Independent Registered Public Accounting Firm”. The Company will file its Proxy Statement on or before April 29, 2008.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) The following consolidated financial statements of the Company are filed as part of this Form 10-K:
(i)	Report of Independent Registered Public Accounting Firm

(ii)	Consolidated Statements of Financial Condition as of December 31, 2007 and December 31, 2006

(iii)	Consolidated Statements of Income for the fiscal years ended December 31, 2007, December 31, 2006 and December 31, 2005

(iv)	Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2007, December 31, 2006and December 31, 2005

(v)	Consolidated Statements of Stockholders’ Equity for the fiscal years ended December 31, 2007, December 31, 2006 and December 31, 2005

(vi)	Notes to Consolidated Financial Statements
(a)(2) Financial Statements Schedules. All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and have therefore been omitted.
(a)(3) Exhibits.

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 4.1 to the Company’s Form S-3 registration statement no. 333-129023 filed with the SEC on October 14, 2005)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s report on Form 8-K filed with the SEC on December 21, 2007)

10.1	1982 Directors Deferred Compensation Agreement for A. Jerome Cook, (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-K filed with the SEC on March 28, 2003)*

10.2	1983 Directors Deferred Compensation Agreement for John A. Renninger (incorporated by reference to Exhibit 10.3 to the Company’s report on Form 10-K filed with the SEC on March 28, 2003)*

10.3	1986 Directors Deferred Compensation Agreement for A. Jerome Cook (incorporated by reference to Exhibit 10.4 to the Company’s report on Form 10-K filed with the SEC on March 28, 2003)*

10.4	1987 Directors Deferred Compensation Agreement for John A. Renninger (incorporated by reference to Exhibit 10.6 to the Company’s report on Form 10-K filed with the SEC on March 28, 2003)*

10.5	1991 Directors Deferred Compensation Agreement for A. Jerome Cook (incorporated by reference to Exhibit 10.7 to the Company’s report on Form 10-K filed with the SEC on March 28, 2003)*

10.6	1992 Directors Deferred Compensation Agreement for John A. Renninger (incorporated by reference to Exhibit 10.8 to the Company’s report on Form 10-K filed with the SEC on March 28, 2003)*

10.7	1992 Directors Deferred Compensation Agreement for Ronald H. Witherite (incorporated by reference to Exhibit 10.9 to the Company’s report on Form 10-K filed with the SEC on March 28, 2003)*

10.8	1993 Directors Deferred Compensation Agreement for Dale G. Nace (incorporated by reference to Exhibit 10.10 to the Company’s report on Form 10-K filed with the SEC on March 28, 2003)*

10.9	1988 Retirement Program for Directors (incorporated by reference to Exhibit 10.11 to the Company’s report on Form 10-K filed with the SEC on March 28, 2003)*

10.10	1999 Directors Deferred Compensation Agreement (incorporated by reference to Exhibit 10.12 to the Company’s report on Form 10-K filed with the SEC on March 28, 2003)*

10.11	Director Supplemental Life Insurance/ Split Dollar Plan (incorporated by reference to Exhibit 10.13 to the Company’s report on Form 10-K filed with the SEC on March 28, 2003)*

10.12	2001 Directors Retirement Agreement. Incorporated by reference to Exhibit 10.14 to the Company’s report on Form 10-K filed with the SEC on March 28, 2003)*

10.13	2004 Executive Annual Incentive Plan (incorporated by reference to Exhibit 10.15 to the Company’s report on Form 10-K filed with the SEC on March 16, 2005)*

10.14	Employment Agreement with Francis Evanitsky (incorporated by reference to Exhibit 10 to the Company’s report on Form 8-K filed with the SEC on June 14, 2005)*

10.15	Change of Control Severance Agreement with JoAnn N. McMinn (incorporated by reference to Exhibit 10 to the Company’s report on Form 10-Q filed with the SEC on November 8, 2005).*

10.16	Salary Continuation Agreement with Francis J. Evanitsky (incorporated by reference to Exhibit 10.18 to the Company’s report on Form 10-K filed with the SEC on March 16, 2006)*

10.19	Salary Continuation Agreement with JoAnn N. McMinn*

10.20	Salary Continuation Agreement with Marcie A. Barber*

13.1	Excerpts from 2007 Annual Report to Shareholders

21.1	Subsidiaries of Juniata Valley Financial Corp.

23.1	Consent of Beard Miller Company LLP

31.1	Rule 13a-4(d) Certification of Francis J. Evanitsky, the Chief Executive Officer

31.2	Rule 13a-4(d) Certification of JoAnn N. McMinn, the Chief Financial Officer

32.1	Section 1350 Certification of Francis J. Evanitsky, the Chief Executive Officer

32.2	Section 1350 Certification of JoAnn N. McMinn, the Chief Financial Officer

*	Denotes a compensatory plan.
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
JUNIATA VALLEY FINANCIAL CORP. (REGISTRANT)
Date: March 14, 2008

/s/ Francis J. Evanitsky By: Francis J. Evanitsky Director, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Martin L. Dreibelbis

Martin L. Dreibelbis	March 14, 2008
Chairman

/s/ Ronald H. Witherite

Ronald H. Witherite	March 14, 2008
Secretary

/s/ Philip E. Gingerich, Jr.

Philip E. Gingerich, Jr.	March 14, 2008
Vice Chairman

/s/ Joe E. Benner

Joe E. Benner	March 14, 2008
Director

/s/ A. Jerome Cook

A. Jerome Cook	March 14, 2008
Director

/s/ Jan G. Snedeker

Jan G. Snedeker	March 14, 2008
Director

/s/ John A. Renninger

John A. Renninger	March 14, 2008
Director

/s/ Francis J. Evanitsky

Francis J. Evanitsky	March 14, 2008
Director, President and Chief Executive Officer

Dale G. Nace	March 14, 2008
Director

/s/ Timothy I. Havice

Timothy I. Havice	March 14, 2008
Director

/s/ Charles L. Hershberger

Charles L. Hershberger	March 14, 2008
Director

/s/ Marshall L. Hartman

Marshall L. Hartman	March 14, 2008
Director

Robert K. Metz, Jr.	March 14, 2008
Director

/s/ Richard M. Scanlon

Richard M. Scanlon, DMD	March 14, 2008
Director

/s/ JoAnn N. McMinn

JoAnn N. McMinn	March 14, 2008
Chief Financial Officer
Chief Accounting Officer