Form 10-Q
period 2008-03-31
JUNIATA VALLEY FINANCIAL CORP
filed 2008-05-09
CIK 714712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934
For the quarterly period ended March 31, 2008
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 9, 2008
Common Stock ($1.00 par value)	4,391,920 shares

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Juniata Valley Financial Corp. and Subsidiary
Consolidated Statements of Financial Condition
(Unaudited, Dollar amounts in thousands, except share data)

	March 31,	December 31,
	2008	2007
ASSETS
Cash and due from banks	$12,149	$12,254
Interest bearing deposits with banks	6,371	770
Federal funds sold	10,000	7,500

Cash and cash equivalents	28,520	20,524
Interest bearing time deposits with banks	5,525	5,525
Securities available for sale	59,081	67,056
Restricted investment in Federal Home Loan Bank (FHLB) stock	1,261	1,095
Investment in unconsolidated subsidiary	3,027	2,972
Total loans, net of unearned interest	300,764	298,000
Less: Allowance for loan losses	(2,340)	(2,322)

Total loans, net of allowance for loan losses	298,424	295,678
Premises and equipment, net	7,486	7,272
Bank owned life insurance and annuities	12,477	12,344
Core deposit intangible	378	389
Goodwill	2,046	2,046
Accrued interest receivable and other assets	6,716	5,245

Total assets	$424,941	$420,146

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$49,686	$48,755
Interest bearing	313,971	310,702

Total deposits	363,657	359,457
Securities sold under agreements to repurchase	5,296	5,431
Other interest bearing liabilities	1,052	1,037
Accrued interest payable and other liabilities	6,111	5,649

Total liabilities	376,116	371,574
Stockholders’ Equity:
Preferred stock, no par value:
Authorized - 500,000 shares, none issued
Common stock, par value $1.00 per share:
Authorized - 20,000,000 shares Issued - 4,745,826 shares Outstanding - 4,394,920 shares at March 31, 2008; 4,409,445 shares at December 31, 2007	4,746	4,746
Surplus	18,309	18,297
Retained earnings	32,884	32,755
Accumulated other comprehensive loss	(143)	(557)
Cost of common stock in Treasury:
350,906 shares at March 31, 2008; 336,381 shares at December 31, 2007	(6,971)	(6,669)

Total stockholders’ equity	48,825	48,572

Total liabilities and stockholders’ equity	$424,941	$420,146

See accompanying notes to consolidated financial statements.

Juniata Valley Financial Corp. and Subsidiary
Consolidated Statements of Income
(Unaudited)
(Dollar amounts in thousands, except share data)

	Three Months Ended
	March 31,
	2008	2007
Interest income:
Loans, including fees	$5,526	$5,620
Taxable securities	446	506
Tax-exempt securities	246	171
Federal funds sold	70	88
Other interest income	75	62

Total interest income	6,363	6,447

Interest expense:
Deposits	2,446	2,593
Securities sold under agreements to repurchase	26	66
Other interest bearing liabilities	9	9

Total interest expense	2,481	2,668

Net interest income	3,882	3,779
Provision for loan losses	32	67

Net interest income after provision for loan losses	3,850	3,712

Noninterest income:
Trust fees	123	117
Customer service fees	392	387
Earnings on bank-owned life insurance and annuities	124	104
Commissions from sales of non-deposit products	211	226
Income from unconsolidated subsidiary	42	41
Gain on sale of securities	13	—
Loss on sales of other assets	(6)	—
Other noninterest income	233	163

Total noninterest income	1,132	1,038

Noninterest expense:
Employee compensation expense	1,255	1,187
Employee benefits	437	404
Occupancy	232	238
Equipment	179	167
Data processing expense	334	324
Director compensation	114	119
Professional fees	84	104
Taxes, other than income	131	138
Amortization of intangibles	11	11
Other noninterest expense	264	276

Total noninterest expense	3,041	2,968

Income before income taxes	1,941	1,782
Provision for income taxes	539	503

Net income	$1,402	$1,279

Earnings per share
Basic	$0.32	$0.29
Diluted	$0.32	$0.29
Cash dividends declared per share	$0.18	$0.17
Weighted average basic shares outstanding	4,403,132	4,450,211
Weighted average diluted shares outstanding	4,412,846	4,460,246
See accompanying notes to consolidated financial statements.

Juniata Valley Financial Corp. and Subsidiary
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(Amounts in thousands, except share data)

Three Months Ended March 31, 2008
	Number				Accumulated
	of				Other		Total
	Shares	Common		Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Surplus	Earnings	Loss	Stock	Equity

Balance at December 31, 2007	4,409,445	$4,746	$18,297	$32,755	$(557)	$(6,669)	$48,572
Comprehensive income:
Net income				1,402			1,402
Change in unrealized losses on securities available for sale, net of reclassifica- tion adjustment and tax effects					414		414

Total comprehensive income							1,816
Implementation of EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (Note B)				(480)			(480)
Cash dividends at $0.18 per share				(793)			(793)
Stock-based compensation activity			12				12
Purchase of treasury stock, at cost	(14,525)					(302)	(302)

Balance at March 31, 2008	4,394,920	$4,746	$18,309	$32,884	$(143)	$(6,971)	$48,825

Three Months Ended March 31, 2007
	Number				Accumulated
	of				Other		Total
	Shares	Common		Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Surplus	Earnings	Loss	Stock	Equity

Balance at December 31, 2006	4,457,934	$4,746	$18,259	$31,531	$(1,098)	$(5,652)	$47,786
Comprehensive income:
Net income				1,279			1,279
Change in unrealized losses on securities available for sale, net of reclassifica- tion adjustment and tax effects					43		43

Total comprehensive income							1,322
Cash dividends at $0.17 per share				(757)			(757)
Stock-based compensation activity			10				10
Purchase of treasury stock, at cost	(17,200)					(364)	(364)
Treasury stock issued for stock option plan	1,522		(5)			30	25

Balance at March 31, 2007	4,442,256	$4,746	$18,264	$32,053	$(1,055)	$(5,986)	$48,022

See accompanying notes to consolidated financial statements.

Juniata Valley Financial Corp. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2008	2007
Operating activities:
Net income	$1,402	$1,279
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	32	67
Provision for depreciation	170	160
Net (accretion) amortization of securities premiums (discounts)	(18)	23
Amortization of core deposit intangible	11	11
Net realized gains on sales of securities	(13)	—
Losses (gains) on sales of other assets	6	(12)
Earnings on bank owned life insurance and annuities	(124)	(104)
Deferred income tax expense (benefit)	3	(4)
Equity in earnings of unconsolidated subsidiary, net of dividends of $0 and $48	(42)	7
Stock-based compensation expense	12	10
(Increase) decrease in accrued interest receivable and other assets	(891)	34
(Decrease) increase in accrued interest payable and other liabilities	(3)	527

Net cash provided by operating activities	545	1,998

Investing activities:
Purchases of:
Securities available for sale	(10,176)	(14,582)
Securities held to maturity	—	(3,955)
FHLB stock	(166)	—
Premises and equipment	(384)	(58)
Bank owned life insurance and annuities	(28)	(29)
Proceeds from:
Maturities of and principal repayments on securities available for sale	17,949	9,547
Redemption of FHLB stock	—	82
Bank owned life insurance and annuities	19	20
Sale of other real estate owned	45	157
Net (increase) decrease in loans receivable	(2,778)	5,614

Net cash provided by (used in) investing activities	4,481	(3,204)

Financing activities:
Net increase in deposits	4,200	6,479
Net decrease in short-term borrowings and securities sold under agreements to repurchase	(135)	(587)
Cash dividends	(793)	(757)
Purchase of treasury stock	(302)	(290)
Treasury stock issued for dividend reinvestment and employee stock purchase plan	—	25

Net cash provided by financing activities	2,970	4,870

Net increase in cash and cash equivalents	7,996	3,664
Cash and cash equivalents at beginning of period	20,524	17,778

Cash and cash equivalents at end of period	$28,520	$21,442

Supplemental information:
Interest paid	$2,531	$2,702
Income taxes paid	$75	$—
Supplemental schedule of noncash investing and financing activities:
Transfer of loans to other real estate owned	$—	$52
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three-month period ended March 31, 2008, are not necessarily indicative of the results for the year ended December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in Juniata Valley Financial Corp.’s Annual Report on Form 10-K for the year ended December 31, 2007.
NOTE B — Recent Accounting Pronouncements
On January 1, 2008, the Corporation adopted the provisions of Emerging Issues Task Force (EITF) No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (EITF 06-4). EITF 06-4 requires employers who have entered into a split-dollar life insurance arrangement with an employee that extends to post-retirement periods, to recognize a liability and related compensation costs in accordance with FAS No. 106, Accounting for Post Retirement Benefit Obligations or Accounting Principles Board Opinion No. 12, “Omnibus Opinion.” EITF 06-4 was adopted through a cumulative effect adjustment to retained earnings on January 1, 2008. The Company recognized its liability and related compensation costs in accordance with APB Opinion No. 12. The cumulative effect reduction to retained earnings was $480,000. The impact to earnings for the full year in 2008 is expected to be a decrease of approximately $93,000.
FASB Statement No. 141 (R) “Business Combinations” was issued in December of 2007. This Statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. This new pronouncement will impact the Company’s accounting for business combinations beginning January 1, 2009.
FASB Statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” was issued in December of 2007. This Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. The Company believes that this new pronouncement will not have a material impact on the Company’s consolidated financial statements in future periods.
In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of Statement No. 133” (Statement 161). Statement 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. Statement 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. Statement 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently not using derivative instruments and does not engage in hedging activities, but is evaluating the potential impact the new pronouncement will have on its consolidated financial statements.
In February 2008, the FASB issued a FASB Staff Position (FSP) FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” This FSP addresses the issue of whether or not these transactions should be viewed as two separate transactions or as one “linked” transaction. The FSP includes a “rebuttable presumption” that presumes linkage of the two transactions unless the presumption can be overcome by meeting certain criteria. The FSP will be effective for fiscal years beginning after November 15, 2008 and will apply only to original transfers made after that date; early adoption will not be allowed. The Company does not believe that there will be an impact of the new pronouncement on its consolidated financial statements.
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
The components of comprehensive income and related tax effects are as follows (in thousands):

	Three Months Ended March 31, 2008			Three Months Ended March 31, 2007
	Before	Tax Expense		Before	Tax Expense
	Tax	or	Net-of-Tax	Tax	or	Net-of-Tax
	Amount	(Benefit)	Amount	Amount	(Benefit)	Amount
Net income	$1,941	$539	$1,402	$1,782	$503	$1,279
Other comprehensive income:
Unrealized gains on available for sale securities:
Unrealized gains arising during the period	621	211	410	64	21	43
Unrealized gains from unconsolidated subsidiary	13		13			—
Less reclassification adjustment for:
gains included in net income	(13)	(4)	(9)	—	—	—

Other comprehensive income	621	207	414	64	21	43

Total comprehensive income	$2,562	$746	$1,816	$1,846	$524	$1,322

NOTE D — Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

(Amounts, except earnings per share, in thousands)
	Three Months	Three Months
	Ended	Ended
	March 31, 2008	March 31, 2007
Net income	$1,402	$1,279
Weighted-average common shares outstanding	4,403	4,450

Basic earnings per share	$0.32	$0.29

Weighted-average common shares outstanding	4,403	4,450
Common stock equivalents due to effect of stock options	10	10

Total weighted-average common shares and equivalents	4,413	4,460

Diluted earnings per share	$0.32	$0.29

NOTE E — Commitments, Contingent Liabilities and Guarantees
In the ordinary course of business, the Corporation makes commitments to extend credit to its customers through letters of credit, loan commitments and lines of credit. At March 31, 2008, the Corporation had $53,006,000 outstanding in loan commitments and other unused lines of credit extended to its customers as compared to $51,371,000 at December 31, 2007.
The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its letters of credit. Letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Generally, all letters of credit have expiration dates within one year of issuance. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Corporation generally holds collateral and/or personal guarantees supporting these commitments. The Corporation had $684,000 and $718,000 of letters of credit commitments as of March 31, 2008 and December 31, 2007, respectively. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of March 31, 2008 for payments under letters of credit issued was not material.
NOTE F — Defined Benefit Retirement Plan
The Corporation has a defined benefit retirement plan covering substantially all of its employees. The benefits are based on years of service and the employees’ compensation. The Corporation’s funding policy is to contribute annually the maximum amount that can be deducted for federal income taxes purposes. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. The Corporation has contributed $50,000 in the first three months of 2007 and expects to contribute a total of $200,000 to the defined benefit plan in 2008.
Pension expense included the following components for the three month periods ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,
(Dollar amounts in thousands)	2008	2007

Components of net periodic pension cost
Service cost	$45	$74
Interest cost	110	99
Expected return on plan assets	(106)	(90)
Additional recognized amounts	9	13

Net periodic pension cost	$58	$96

On August 21, 2007, the Board of Directors of the Corporation (Board) approved a proposal to close the defined benefit retirement plan to new entrants as of January 1, 2008. The Board also approved changes to the Corporation’s defined contribution plan as of January 1, 2008 that allow for employer contributions. In the first three months of 2008, the Corporation recorded an expense of $38,000 as an accrual for such employer contributions.
NOTE G- Acquisition
In 2006, the Corporation acquired a branch office in Richfield, PA. The acquisition included real estate, deposits and loans. The assets and liabilities of the acquired business were recorded on the consolidated balance sheet at their estimated fair values as of September 8, 2006, and their results of operations have been included in the consolidated statements of income since such date.

Included in the purchase price of the branch was goodwill and core deposit intangible of $2,046,000 and $449,000, respectively. The core deposit intangible is being amortized over a ten-year period on a straight line basis. During the first three months of 2008 and 2007, amortization expense was $11,000. Accumulated amortization of core deposit intangible through March 31, 2008 was $71,000. The goodwill is not amortized, but is measured annually for impairment.
NOTE H — Investment in Unconsolidated Subsidiary
The Corporation owns 39.16% of the outstanding common stock of The First National Bank of Liverpool (FNBL), Liverpool, PA. This investment is accounted for under the equity method of accounting, as defined in Accounting Principles Board Opinion No. 18. The investment is being carried at $3,027,000 as of March 31, 2008, of which $2,018,000 represents the underlying equity in net assets of FNBL. The difference between the investment carrying amount and the amount of the underlying equity, $1,009,000, is considered to be goodwill and is being evaluated quarterly for impairment. A loss in value of the investment which is other than a temporary decline will be recognized. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of FNBL to sustain an earnings capacity which would justify the carrying amount of the investment.
NOTE I — Fair Value Measurements
Effective January 1, 2008, the Corporation adopted the provisions of SFAS No 157, “Fair Value Measurements” for financial assets and financial liabilities. In accordance with FASB Staff Position (FSP) No. 157-2, “Effective Date of FASB Statement No. 157”, the Corporation will delay application of SFAS 157 for non-financial assets and non-financial liabilities until January 1, 2009. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.
SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.
SFAS 157 requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, SFAS 157 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:
Level 1 Inputs — Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.
Level 2 Inputs — Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.
Level 3 Inputs — Unobservable inputs for determining the fair values of assets or liabilities that reflect on entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.
A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Corporation’s financial assets and financial liabilities carried at fair value effective January 1, 2008.
In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality, the Corporation’s creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. The Corporation’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Corporation’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.
Securities Available for Sale. Securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, the Corporation obtains fair value measurement from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data , market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.
Impaired Loans. Certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based on customized discounting criteria.
The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands).

	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
Securities available for sale	—	$59,081	—	$59,081
Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and liabilities measured at fair value on a non-recurring basis were not significant at March 31, 2008.
Certain non-financial assets and non-financial liabilities measured at fair value on a recurring basis include reporting units measured at fair value in the first step of a goodwill impairment test. Certain non-financial assets measured at fair value on a non-recurring basis include non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test, as well as intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment. As stated above, SFAS 157 will be applicable to these fair value measurements beginning January 1, 2009.
Effective January 1, 2008, the Corporation adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS 159 permits the Corporation to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value measurement option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, thus the Corporation may record identical financial assets and liabilities at fair value or by another measurement basis permitted under generally accepted accounting principles, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. Adoption of SFAS 159 on January 1, 2008 did not have a significant impact on the Corporation’s financial statements.
NOTE J — Subsequent Events
On April 15, 2008, the Board of Directors declared a regular cash dividend for the second quarter of 2008 of $0.18 per share to shareholders of record on May 15, 2008, payable on June 1, 2008.
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
Critical Accounting Policies:
Disclosure of the Corporation’s significant accounting policies is included in the notes to the consolidated financial statements of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007. Some of these policies require significant judgments, estimates, and assumptions to be made by management, most particularly in connection with determining the provision for loan losses and the appropriate level of the allowance for loan losses, as well as management’s evaluation of the investment portfolio for other-than-temporary impairment.
General:
The following discusses the consolidated financial condition of the Corporation as of March 31, 2008, as compared to December 31, 2007, and the consolidated results of operations for the three months ended March 31, 2008, compared to the same period in 2007. This discussion should be read in conjunction with the interim consolidated financial statements and related footnotes included herein.
Introduction:
Juniata Valley Financial Corp. is a Pennsylvania corporation organized in 1983 to become the holding company of The Juniata Valley Bank (“Bank”). The Bank is a state-chartered bank headquartered in Mifflintown, Pennsylvania. Juniata Valley Financial Corp. and its subsidiary bank derive substantially all of their income from banking and bank-related services, including interest earned on residential real estate, commercial mortgage, commercial and consumer loans, interest earned on investment securities and fee income from deposit services and other financial services to its customers through 12 locations in central Pennsylvania. Juniata Valley Financial Corp. also owns 39.16% of the First National Bank of Liverpool, located in Liverpool, Pennsylvania. Juniata accounts for Liverpool as an unconsolidated subsidiary using the equity method of accounting.

Financial Condition:
As of March 31, 2008, total assets increased by $4,795,000, or 1.1%, as compared to December 31, 2007. The increase was primarily funded by a $4.2 million increase in deposits. Of the increase in deposits, 78% was interest-bearing in nature. The deposit increases were primarily used to fund loan growth, with the excess invested in federal funds.
The table below shows changes in deposit volumes by type of deposit (in thousands of dollars) between December 31, 2007 and March 31, 2008. Only the category of NOW and money market accounts had a decrease, and we believe that, in the recent declining rate environment, some of our customer base has chosen to lock in rates in savings and time deposit instruments to protect their yield.

	March 31,	December 31,	Change
	2008	2007	$	%

Deposits:
Demand, non-interest bearing	$49,686	$48,755	$931	1.9%
NOW and money market	70,202	74,821	(4,619)	(6.2%)
Savings	36,154	33,877	2,277	6.7%
Time deposits, $100,000 and more	39,158	36,308	2,850	7.8%
Other time deposits	168,457	165,696	2,761	1.7%

Total deposits	$363,657	$359,457	$4,200	1.2%

Overall, loans, net of unearned interest, increased by $2,764,000, or 0.9%, between December 31, 2007 and March 31, 2008. As shown in the table below, the increase in outstanding loans since December 31, 2007 has been related to mortgage activity, supplemented by increases in loans made to local municipalities (in thousands of dollars).

	March 31,	December 31,	Change
	2008	2007	$	%

Loans:
Commercial	$92,511	$91,679	$832	0.9%
Mortgage	129,268	127,324	1,944	1.5%
Home Equity , net of unearned	63,601	63,678	(77)	(0.1%)
Installment	15,384	15,319	65	0.4%

Total loans	$300,764	$298,000	$2,764	0.9%

A summary of the transactions in the allowance for loan losses for each of the three months ended March 31, 2008 and 2007 (in thousands) are presented below.

	Periods Ended March 31,
	2008	2007
Balance of allowance — January 1	$2,322	$2,572

Loans charged off	(25)	(56)

Recoveries of loans previously charged off	11	15
Net charge-offs	(14)	(41)
Provision for loan losses	32	67

Balance of allowance — end of period	$2,340	$2,598

Ratio of net charge-offs during period to average loans outstanding	0.00%	0.01%

As of March 31, 2008, the Corporation had one large loan relationship, with a carrying balance of $341,000, considered to be impaired for which there is a specific allocation of $36,000 within the loan loss reserve; management believes that the reserve is adequate to cover potential future losses related to this relationship. There are two other significant loan relationships considered to be impaired, totaling $1,111,000, but for which there is no specific allocation within the allowance for loan losses. Otherwise, there are no material loans classified for regulatory purposes as loss, doubtful, substandard, or special mention which management expects to significantly impact future operating results, liquidity or capital resources. Following is a summary of the Bank’s non-performing loans on March 31, 2008 as compared to December 31, 2007.

(Dollar amounts in thousands)	March 31, 2008	December 31, 2007

Non-performing loans
Nonaccrual loans	$766	$—
Accruing loans past due 90 days or more	659	837
Restructured loans	—	—

Total	$1,425	$837

Average loans outstanding	$298,944	$300,607

Ratio of non-performing loans to average loans outstanding	0.48%	0.28%
Stockholders’ equity increased by $253,000, or 0.5%, from December 31, 2007 to March 31, 2008. Net income of $1,402,000 was offset by dividends of $793,000 and net purchases of treasury stock of $302,000. The Corporation repurchased stock into treasury pursuant to its stock repurchase program. During the first three months of 2008, the Corporation purchased 14,525 shares. Securities available for sale increased in market value, representing an increase to equity of $414,000, net of taxes, during the period, which was offset by a reduction in equity of $480,000 as a result of the adoption of the post-retirement split-dollar accounting treatment prescribed under EITF 06-4.
Management is not aware of any current recommendations of applicable regulatory authorities that, if implemented, would have a material effect on the Corporation’s liquidity, capital resources, or operations.
Subsequent to March 31, 2008, the following events took place:
On April 15, 2008, the Board of Directors declared a regular cash dividend for the second quarter of 2008 of $0.18 per share to shareholders of record on May 15, 2008, payable on June 2, 2008.
Comparison of the Three Months Ended March 31, 2008 and 2007
Operations Overview:
Net income for the first quarter of 2008 was $1,402,000, an increase of $123,000, or 9.6%, compared to the first quarter of 2007. Basic and diluted earnings per share increased 10.3% over the 2007 quarter, from $0.29 to $0.32. Annualized return on average equity for the first quarter in 2008 was 11.60%, comparing favorably to the prior year’s ratio for the same period of 10.64%, an increase of 9.0%. For the quarter ended March 31, annualized return on average assets was 1.34% in 2008, versus 1.23% in 2007, reflecting an increase of 8.9%. The increase in net income was primarily a result of higher net interest income and non-interest income, partially offset by an increase in non-interest expense.

Presented below are selected key ratios for the two periods:

	Three Months Ended
	March 31
	2008	2007

Return on average assets (annualized)	1.34%	1.23%
Return on average equity (annualized)	11.60%	10.64%
Average equity to average assets	11.52%	11.53%

Non-interest income, excluding securities gains, as a percentage of average assets (annualized)	1.07%	0.99%
Non-interest expense as a percentage of average assets (annualized)	2.90%	2.85%
The discussion that follows further explains changes in the components of net income when comparing the first quarter of 2008 with the first quarter of 2007.
Net Interest Income:
Net interest income was $3,882,000 for the first quarter of 2008, as compared to $3,779,000 in the same quarter in 2007. Levels of average earning assets were similar in both quarters, but the 300 basis point reduction in the prime and federal funds rates between March 31, 2007 and March 31, 2008, affected the cost of funding to a greater extent than the yield on earning assets in the quarter to quarter comparison.
Interest on loans decreased $94,000, or 1.7%, in the first quarter of 2008 as compared to the same period in 2007. An average weighted interest rate decrease of 8 basis points, in conjunction with a decrease of $3.2 million in the average balance of the loan portfolio, was responsible for lower interest income in comparison to the 2007 period.
Interest earned on investment securities and money market investments increased $15,000 in the first quarter of 2008 as compared to 2007, with average balances increasing $2.7 million during the period. The yield on money market investments (federal funds and interest bearing deposits) decreased by 132 basis points in the first quarter of 2008 as compared to the first quarter of 2009, due to the reduction in the federal funds target rate from 5.25% in the first quarter of 2007 to 2.25% as of March 31, 2008. However, the overall pre-tax yield on the investment securities portfolio increased during that same timeframe by 19 basis points, as a result of maturities during 2007 being reinvested at more favorable rates.
Average interest-bearing deposits and securities sold under agreements to repurchase declined by $1,700,000, while average non-interest bearing deposits grew by $3,483,000. This change in the mix of deposits, in addition to the lower general rate environment, contributed to the reduction in the cost to fund earning assets, which was reduced by 21 basis points to 2.62% in the first quarter of 2008.
Total average earning assets during the first quarter of 2008 were $381,477,000, compared to $381,956,000 during the first quarter of 2007, yielding 6.69% in 2008 versus 6.80% in 2007. Funding costs for the earning assets were 2.62% and 2.83%, for the first quarters of 2008 and 2007, respectively. Net interest margin on a fully tax-equivalent basis for the first quarter of 2008 was 4.25%. For the same period in 2007, the fully-tax equivalent net interest margin was 4.09%.
Provision for Loan Losses:
In the first quarter of 2008, the provision for loan losses was $32,000. Management regularly reviews the adequacy of the loan loss reserve and makes assessments as to specific loan impairment, historical charge-off expectations, general economic conditions in the Bank’s market area, specific loan quality and other factors. In the first quarter of 2007, the recorded loan loss provision was $67,000.

Non-interest Income:
Non-interest income in the first quarter of 2008, exclusive of gains recorded on securities, exceeded non-interest income in the previous year’s first quarter by $81,000, or 7.8%. Fees for customer service on deposit accounts in the first quarter of 2008 increased compared to the same period in 2007 by $5,000, or 1.3%, due in part to the increased demand deposit activity. Fee income from the Bank’s alternative investment program decreased by $15,000, or 6.6%, due to slightly lower sales levels in the early part of 2008. Income from bank owned life insurance and annuities increased in the first quarter of 2008 compared to the first quarter of 2007 by $20,000, or 19.2%, as a result of additional insurance policies and higher earning rates. Income from trust services increased by $6,000, or 5.1%, in the first quarter of 2008 from the first quarter of 2007, due to higher fees from estate settlements. Income from our unconsolidated subsidiary was $42,000, representing earnings recorded under the equity method of accounting for the ownership of 39.16% of the First National Bank of Liverpool during the first quarter of 2008, maintaining essentially the same level of income as in the previous year’s first quarter. Other non-interest income increased by $70,000 in the first quarter of 2008 compared to the same period in 2007. Several factors were responsible for the increase, including increased debit card activity and increased fees from the sale of title insurance. In addition, the Corporation is a VISA member bank that received funds from VISA for the partial redemption of Class B shares that were created as a result of VISA’s IPO. The redemption amount was $38,000 and was recorded as other non-interest income. The Corporation holds the remaining Class B shares that are restricted from sale for three years. During that time, VISA may redeem some or all of the remaining shares from the member banks. We believe that, if the remaining shares are not redeemed by the end of the three year period, the Class B shares will all be converted into Class A common shares that are publicly traded.
The Corporation recognized a gain of $13,000 on securities transactions in the first quarter of 2008 as compared to no gains in the same quarter of 2007.
As a percentage of average assets, annualized non-interest income, exclusive of net gains on the sale of securities, was 1.07% in the first quarter of 2008 as compared to 0.99% in the same period of 2007.
Non-interest Expense:
Total non-interest expense increased $73,000, or 2.5%, in the first quarter of 2008 as compared to 2007. Employee compensation and benefits costs increased by $101,000, or 6.3%, in the first quarter of 2008 compared to the first quarter of 2007 due to a slight staffing increase and the addition of expense associated with post-retirement benefits in the form of split-dollar insurance. Professional fees in the first quarter of 2008 were $20,000, or 19.2% lower than in the first quarter of 2007, due to fewer consulting fees.
As a percentage of average assets, annualized noninterest expense was 2.90% in the first quarter of 2008 as compared to 2.85% in the same period of 2007.
Liquidity:
The objective of liquidity management is to ensure that sufficient funding is available, at a reasonable cost, to meet the ongoing operational cash needs of the Corporation and to take advantage of income producing opportunities as they arise. While the desired level of liquidity will vary depending upon a variety of factors, it is the primary goal of the Corporation to maintain a high level of liquidity in all economic environments. Principal sources of asset liquidity are provided by securities maturing in one year or less, other short-term investments such as federal funds sold and cash and due from banks. Liability liquidity, which is more difficult to measure, can be met by attracting deposits and maintaining the core deposit base. The Corporation is a member of the Federal Home Loan Bank of Pittsburgh for the purpose of providing short-term liquidity when other sources are unable to fill these needs. During the first three months of 2008, there were no short-term borrowings from the Federal Home Loan Bank. As of March 31, 2008, the Corporation had no long-term debt and had unused borrowing capacity with the Federal Home Loan Bank of $194 million.
Funding derived from securities sold under agreements to repurchase is available through corporate cash management accounts for business customers. This product gives the Corporation the ability to pay interest on corporate checking accounts.

In view of the sources previously mentioned, management believes that the Corporation’s liquidity is capable of providing the funds needed to meet loan demand.
Off-Balance Sheet Arrangements:
The Corporation’s consolidated financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk, credit risk, and interest rate risk. These commitments consist mainly of loans approved but not yet funded, unused lines of credit and letters of credit issued using the same credit standards as on-balance sheet instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Letters of credit are conditional commitments issued to guarantee the financial performance obligation of a customer to a third party. Unused commitments and letters of credit at March 31, 2008, were $53,006,000 and $684,000, respectively. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation. Management believes that any amounts actually drawn upon can be funded in the normal course of operations.
The Corporation has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or the availability of capital resources.
Interest Rate Sensitivity:
Interest rate sensitivity management is the responsibility of the Asset/Liability Management Committee. This process involves the development and implementation of strategies to maximize net interest margin, while minimizing the earnings risk associated with changing interest rates. Traditional gap analysis identifies the maturity and re-pricing terms of all assets and liabilities. A simulation analysis is used to assess earnings and capital at risk from movements in interest rates. See Item 3 for a description of the complete simulation process and results.
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
At March 31, 2008, the Bank exceeded the regulatory requirements to be considered a “well capitalized” financial institution, i.e., a leverage ratio exceeding 5%, Tier 1 capital exceeding 6% and total capital exceeding 10%.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the exposure to economic loss that arises from changes in the values of certain financial instruments. The types of market risk exposures generally faced by financial institutions include equity market price risk, interest rate risk, foreign currency risk and commodity price risk. Due to the nature of its operations, only equity market price risk and interest rate risk are significant to the Corporation.
Equity market price risk is the risk that changes in the values of equity investments could have a material impact on the financial position or results of operations of the Corporation. The Corporation’s equity investments consist of common stocks of publicly traded financial institutions. The equity investments had a cost basis of approximately $1,891,000 and a fair value of $1,598,000 at March 31, 2008. Gross unrealized gains and losses in this portfolio were approximately $100,000 and $393,000 at March 31, 2008, respectively.
Recent declines in the values of financial institution stocks have significantly reduced the likelihood of realizing significant gains in the near-term. However, although the Corporation has realized occasional gains from this portfolio in the past, the primary objective of the portfolio is to achieve value appreciation in the long term while earning consistent attractive after-tax yields from dividends. The carrying value of the financial institutions stocks accounted for only 0.4% of the Corporation’s total assets. As of March 31, 2008, the Corporation has not concluded that the declines in market value of the portfolio are “other-than-temporary”, but if values continue to decline and there is an indication that the declines are “other-than-temporary”, the Corporation may be required to write-down the values of financial institution stocks in the future, depending on facts and circumstances surrounding the decrease in the fair value of each individual financial institution’s stock.
In addition to its equity portfolio, the Corporation’s investment management and trust services revenue could be impacted by fluctuations in the securities markets. A portion of the Corporation’s trust revenue is based on the value of the underlying investment portfolios. If securities values decline, the Corporation’s revenue could be negatively impacted.
Interest rate risk creates exposure in two primary areas. First, changes in rates have an impact on the Corporation’s liquidity position and could affect its ability to meet obligations and continue to grow. Second, movements in interest rates can create fluctuations in the Corporation’s net interest income and changes in the economic value of equity.
The primary objective of the Corporation’s asset-liability management process is to maximize current and future net interest income within acceptable levels of interest rate risk while satisfying liquidity and capital requirements. Management recognizes that a certain amount of interest rate risk is inherent, appropriate and necessary to ensure profitability. A simulation analysis is used to assess earnings and capital at risk from movements in interest rates. The model considers three major factors of (1) volume differences, (2) repricing differences, and (3) timing in its income simulation. As of December 31, 2007, the model disseminated data into appropriate repricing buckets, based upon the static position at that time. The interest-earning assets and interest-bearing liabilities were assigned a multiplier to simulate how much that particular balance sheet item would re-price when interest rates change. Finally, the estimated timing effect of rate changes is applied, and the net interest income effect is determined on a static basis (as if no other factors were present). As the table below indicates, based upon rate shock simulations on a static basis, the Company appears to be in a neutral position, which is slightly asset sensitive. Over a one-year period, the effect of a 100 and 200 basis point rate increase would add about $15,000 and $29,000, respectively, to net interest income. Conversely, the effect of a 100 and 200 basis point decline would result in lower net interest income by approximately the same amounts. The modeling process is continued by further estimating the impact that imbedded options and probable internal strategies may have in the changing-rate environment. Examples of imbedded options are floor and ceiling features in adjustable rate mortgages and call features on securities in the investment portfolio. Probable internal strategies would include loan and deposit pricing methodologies employed to mitigate the negative effects that certain rate environments could have on the net interest margin. For example, rate changes on certain core transaction deposits may be more likely to occur in a declining rate environment than in a rising rate environment. Applying the likely results of all known imbedded options and likely internal pricing strategies to the simulation produces quite different results from the static position assumptions. The Company becomes liability sensitive in a declining rate environment and asset sensitive in the rising rate scenario. Over a one-year period, a 100 and 200 basis point rate increase would add about $52,000 and $134,000, respectively, to net interest income. The effect of a 100 and 200 basis point decline would likewise result in higher net interest income by approximately $262,000 and $556,000, respectively. Juniata’s rate risk policies provide for maximum limits on net interest income that can be at risk for 100 through 200 basis point changes in interest rates.

Effect of Interest Rate Risk on Net Interest Income
(Dollars in thousands)

	Change in Net	Change in Net
	Interest Income	Interest Income
Change in	Due to Interest	Due to	Total Change in
Interest Rates	Rate Risk	Imbedded	Net Interest
(Basis Points)	(Static)	Options	Income

200	$29	$105	$134
100	15	37	52
0	—	—	—
-100	(15)	277	262
-200	(29)	585	556
The net interest income at risk position remained within the guidelines established by the Corporation’s asset/liability policy.
No material change has been noted in the Bank’s equity value at risk. Please refer to the Annual Report on Form 10-K as of December 31, 2007 for further discussion of this matter.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of March 31, 2008, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 (“Exchange Act”), Rule 13a-15(e). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Corporation reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.
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
Changes in Internal Control Over Financial Reporting
There were no significant changes in the Corporation’s internal control over financial reporting since December 31, 2007.

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

Item 1A.	RISK FACTORS

There have been no material changes in risk factors that were disclosed in the Annual Report on Form 10-K as of December 31, 2007.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information on repurchases by the Corporation of its common stock in each month of the quarter ended March 31, 2008:

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number	Average	Part of Publicly	Shares that May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	per Share	Programs	Plans or Programs (1)

January 1-31, 2008	5,200	$20.60	5,200	86,291
February 1-29,2008	3,100	20.85	3,100	83,191
March 1-31, 2008	6,225	20.90	6,225	76,966

Totals	14,525	$20.78	14,525	76,966

(1)	On March 23, 2001, the Corporation announced plans to buy back 100,000 (200,000 on a post-split basis) shares of its common stock. There is no expiration date to this buyback plan, but subsequent to the initial plan, the repurchase of 400,000 additional shares were authorized by the Board of Directors. As of May 5, 2008, the number of shares that may yet be purchased under the program was 76,966. No repurchase plan or program expired during the period covered by the table. The Corporation has no stock repurchase plan or program that it has determined to terminate prior to expiration or under which it does not intend to make further purchases.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

Item 5.	OTHER INFORMATION
None

Item 6.	EXHIBITS

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

Juniata Valley Financial Corp. (Registrant)
Date 05-09-2008	By	/s/ Francis J.Evanitsky
Francis J. Evanitsky, President
and Chief Executive Officer

Date 05-09-2008	By	/s/ JoAnn N. McMinn
JoAnn N. McMinn, Chief Financial
Officer