Form 10-Q
period 2008-06-30
JUNIATA VALLEY FINANCIAL CORP
filed 2008-08-08
CIK 714712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934
For the quarterly period ended June 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 9, 2008
Common Stock ($1.00 par value)	4,381,855 shares

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Juniata Valley Financial Corp. and Subsidiary
Consolidated Statements of Financial Condition
(Unaudited, Dollar amounts in thousands, except share data)

	June 30,	December 31,
	2008	2007
ASSETS
Cash and due from banks	$13,015	$12,254
Interest bearing deposits with banks	80	770
Federal funds sold	—	7,500

Cash and cash equivalents	13,095	20,524
Interest bearing time deposits with banks	5,325	5,525
Securities available for sale	74,696	67,056
Restricted investment in Federal Home Loan Bank (FHLB) stock	1,389	1,095
Investment in unconsolidated subsidiary	3,065	2,972
Total loans, net of unearned interest	308,837	298,000
Less: Allowance for loan losses	(2,412)	(2,322)

Total loans, net of allowance for loan losses	306,425	295,678
Premises and equipment, net	7,525	7,272
Bank owned life insurance and annuities	12,350	12,344
Core deposit intangible	366	389
Goodwill	2,046	2,046
Accrued interest receivable and other assets	5,641	5,245

Total assets	$431,923	$420,146

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$49,043	$48,755
Interest bearing	319,999	310,702

Total deposits	369,042	359,457
Securities sold under agreements to repurchase	5,680	5,431
Short-term borrowings	1,500	—
Other interest bearing liabilities	1,069	1,037
Accrued interest payable and other liabilities	5,897	5,649

Total liabilities	383,188	371,574
Stockholders’ Equity:
Preferred stock, no par value:
Authorized - 500,000 shares, none issued
Common stock, par value $1.00 per share:
Authorized - 20,000,000 shares Issued - 4,745,826 shares Outstanding - 4,386,153 shares at June 30, 2008; 4,409,445 shares at December 31, 2007	4,746	4,746
Surplus	18,311	18,297
Retained earnings	33,490	32,755
Accumulated other comprehensive loss	(654)	(557)
Cost of common stock in Treasury:
359,673 shares at June 30, 2008; 336,381 shares at December 31, 2007	(7,158)	(6,669)

Total stockholders’ equity	48,735	48,572

Total liabilities and stockholders’ equity	$431,923	$420,146

See accompanying notes to consolidated financial statements.

Juniata Valley Financial Corp. and Subsidiary
Consolidated Statements of Income
(Unaudited, Dollar amounts in thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Interest income:
Loans, including fees	$5,497	$5,733	$11,023	$11,353
Taxable securities	394	607	840	1,113
Tax-exempt securities	282	192	528	363
Federal funds sold	44	108	114	196
Other interest income	66	64	141	126

Total interest income	6,283	6,704	12,646	13,151

Interest expense:
Deposits	2,294	2,698	4,740	5,291
Securities sold under agreements to repurchase	18	68	44	134
Short-term borrowings	1	—	1	—
Other interest bearing liabilities	7	10	16	19

Total interest expense	2,320	2,776	4,801	5,444

Net interest income	3,963	3,928	7,845	7,707
Provision for loan losses	112	23	144	90

Net interest income after provision for loan losses	3,851	3,905	7,701	7,617

Noninterest income:
Trust fees	94	106	217	223
Customer service fees	414	421	806	808
Earnings on bank-owned life insurance and annuities	112	117	236	221
Commissions from sales of non-deposit products	172	144	383	370
Income from unconsolidated subsidiary	51	43	93	84
Securities impairment charge	(393)	(33)	(393)	(33)
Gain (loss) on sale of securities	28	(8)	41	(8)
Gain (loss) on sales of other assets	59	(1)	53	(1)
Gain from life insurance proceeds	179	—	179	—
Other noninterest income	206	192	439	355

Total noninterest income	922	981	2,054	2,019

Noninterest expense:
Employee compensation expense	1,302	1,303	2,557	2,490
Employee benefits	255	348	692	752
Occupancy	240	218	472	456
Equipment	177	177	356	344
Data processing expense	337	331	671	655
Director compensation	113	116	227	235
Professional fees	85	110	169	214
Taxes, other than income	129	148	260	286
Amortization of intangibles	12	12	23	23
Other noninterest expense	295	309	559	585

Total noninterest expense	2,945	3,072	5,986	6,040

Income before income taxes	1,828	1,814	3,769	3,596
Provision for income taxes	431	500	970	1,003

Net income	$1,397	$1,314	$2,799	$2,593

Earnings per share
Basic	$0.32	$0.30	$0.64	$0.58
Diluted	$0.32	$0.30	$0.64	$0.58
Cash dividends declared per share	$0.18	$0.42	$0.36	$0.59
Weighted average basic shares outstanding	4,390,838	4,437,527	4,396,985	4,443,834
Weighted average diluted shares outstanding	4,398,055	4,447,006	4,404,367	4,453,367
See accompanying notes to consolidated financial statements.

Juniata Valley Financial Corp. and Subsidiary
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(Amounts in thousands, except share data)

Six Months Ended June 30. 2008
	Number				Accumulated
	of				Other		Total
	Shares	Common		Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Surplus	Earnings	Loss	Stock	Equity

Balance at December 31, 2007	4,409,445	$4,746	$18,297	$32,755	$(557)	$(6,669)	$48,572
Comprehensive income:
Net income				2,799			2,799
Change in unrealized losses on securities available for sale, net of reclassification adjustment and tax effects					(97)		(97)

Total comprehensive income							2,702
Implementation of EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (Note B)				(480)			(480)
Cash dividends at $0.36 per share				(1,584)			(1,584)
Stock-based compensation activity			24				24
Purchase of treasury stock, at cost	(27,155)					(566)	(566)
Treasury stock issued for stock option and stock purchase plans	3,863		(10)			77	67

Balance at June 30, 2008	4,386,153	$4,746	$18,311	$33,490	$(654)	$(7,158)	$48,735

Six Months Ended June 30, 2007
	Number				Accumulated
	of				Other		Total
	Shares	Common		Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Surplus	Earnings	Loss	Stock	Equity

Balance at December 31, 2006	4,457,934	$4,746	$18,259	$31,531	$(1,098)	$(5,652)	$47,786
Comprehensive income:
Net income				2,593			2,593
Change in unrealized losses on securities available for sale, net of reclassification adjustment and tax effects					(244)		(244)

Total comprehensive income							2,349
Cash dividends at $0.59 per share				(2,618)			(2,618)
Stock-based compensation activity			20				20
Purchase of treasury stock, at cost	(26,500)					(557)	(557)
Treasury stock issued for stock option and stock purchase plans	2,686		(5)			52	47

Balance at June 30, 2007	4,434,120	$4,746	$18,274	$31,506	$(1,342)	$(6,157)	$47,027

See accompanying notes to consolidated financial statements.

Juniata Valley Financial Corp. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Six Months Ended June 30,
	2008	2007
Operating activities:
Net income	$2,799	$2,593
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	144	90
Provision for depreciation	338	323
Net amortization of securities premiums	83	72
Amortization of core deposit intangible	23	23
Securities impairment charge	393	33
Net realized (gains) losses on sales of securities	(41)	8
(Gains) losses on sales of other assets	(53)	1
Earnings on bank owned life insurance and annuities	(236)	(221)
Gain from life insurance proceeds	(179)	—
Deferred income tax benefit	(59)	(3)
Equity in earnings of unconsolidated subsidiary, net of dividends of $0 and $87	(93)	3
Stock-based compensation expense	24	20
Increase in accrued interest receivable and other assets	(766)	(148)
(Decrease) increase in accrued interest payable and other liabilities	(200)	210

Net cash provided by operating activities	2,177	3,004

Investing activities:
Purchases of:
Securities available for sale	(35,217)	(34,639)
Securities held to maturity	—	(3,955)
FHLB stock	(294)	—
Premises and equipment	(591)	(118)
Bank owned life insurance and annuities	(66)	(81)
Proceeds from:
Sales of securities available for sale	—	591
Maturities of and principal repayments on securities available for sale	26,995	16,646
Maturities of securities held to maturity	—	2,500
Redemption of FHLB stock	—	108
Bank owned life insurance and annuities	37	39
Life insurance claims	438	—
Sale of other real estate owned	210	191
Sale of other assets	322	—
Net decrease in interest-bearing time deposits	200	135
Net (increase) decrease in loans receivable	(10,891)	4,594

Net cash used in investing activities	(18,857)	(13,989)

Financing activities:
Net increase in deposits	9,585	9,704
Net increase in short-term borrowings and securities sold under agreements to repurchase	1,749	403
Cash dividends	(1,584)	(2,618)
Purchase of treasury stock	(566)	(557)
Treasury stock issued for employee stock plans	67	47

Net cash provided by financing activities	9,251	6,979

Net decrease in cash and cash equivalents	(7,429)	(4,006)
Cash and cash equivalents at beginning of period	20,524	17,778

Cash and cash equivalents at end of period	$13,095	$13,772

Supplemental information:
Interest paid	$4,936	$5,447
Income taxes paid	$1,175	$1,025
Supplemental schedule of noncash investing and financing activities:
Transfer of loans to other real estate owned	$—	$52
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. For comparative purposes, the June 30, 2007 balances have been reclassified to conform to the 2008 presentation. Such reclassifications had no impact on net income. Operating results for the three-month and six-month periods ended June 30, 2008, are not necessarily indicative of the results for the year ended December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in Juniata Valley Financial Corp.’s Annual Report on Form 10-K for the year ended December 31, 2007.
NOTE B — Recent Accounting Pronouncements
On January 1, 2008, the Corporation adopted the provisions of Emerging Issues Task Force (EITF) No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (EITF 06-4). EITF 06-4 requires employers who have entered into a split-dollar life insurance arrangement with an employee that extends to post-retirement periods to recognize a liability and related compensation costs in accordance with FAS No. 106, Accounting for Post Retirement Benefit Obligations or Accounting Principles Board Opinion No. 12, “Omnibus Opinion.” EITF 06-4 was adopted through a cumulative effect adjustment to retained earnings on January 1, 2008. The Corporation recognized its liability and related compensation costs in accordance with APB Opinion No. 12. The cumulative effect reduction to retained earnings was $480,000. The impact to earnings for the full year in 2008 is expected to be a decrease of approximately $93,000.
FASB Statement No. 141 (R) “Business Combinations” was issued in December of 2007. This Statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. This new pronouncement will impact the Corporation’s accounting for business combinations beginning January 1, 2009.
FASB Statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” was issued in December of 2007. This Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. The Corporation believes that this new pronouncement will not have a material impact on the Corporation’s consolidated financial statements in future periods.
In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of Statement No. 133” (Statement 161). Statement 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. Statement 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. Statement 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Corporation is currently not using derivative instruments and does not engage in hedging activities, and the new pronouncement is not expected to impact its consolidated financial statements.
In February 2008, the FASB issued a FASB Staff Position (FSP) FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” This FSP addresses the issue of whether or not these transactions should be viewed as two separate transactions or as one “linked” transaction. The FSP includes a “rebuttable presumption” that presumes linkage of the two transactions unless the presumption can be overcome by meeting certain criteria. The FSP will be effective for fiscal years beginning after November 15, 2008 and will apply only to original transfers made after that date; early adoption will not be allowed. The Corporation does not believe that the new pronouncement will impact its consolidated financial statements.
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Corporation does not believe that there will be an impact of the new pronouncement on its consolidated financial statements.
In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Corporation is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.
In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Corporaton is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

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
The components of comprehensive income and related tax effects are as follows (in thousands):

	Three Months Ended June 30, 2008			Three Months Ended June 30, 2007
	Before	Tax Expense		Before	Tax Expense
	Tax	or	Net-of-Tax	Tax	or	Net-of-Tax
	Amount	(Benefit)	Amount	Amount	(Benefit)	Amount
Net income	$1,828	$431	$1,397	$1,814	$500	$1,314
Other comprehensive income:
Unrealized losses on available for sale securities:
Unrealized losses arising during the period	(1,118)	(380)	(738)	(476)	(162)	(314)
Unrealized losses from unconsolidated subsidiary	(14)	—	(14)	—	—	—
Less reclassification adjustment for:
(gains) losses included in net income	(28)	(10)	(18)	8	3	5
securities impairment charge	393	134	259	33	11	22

Other comprehensive income (loss)	(767)	(256)	(511)	(435)	(148)	(287)

Total comprehensive income	$1,061	$175	$886	$1,379	$352	$1,027

	Six Months Ended June 30, 2008			Six Months Ended June 30, 2007
	Before	Tax Expense		Before	Tax Expense
	Tax	or	Net-of-Tax	Tax	or	Net-of-Tax
	Amount	(Benefit)	Amount	Amount	(Benefit)	Amount
Net income	$3,769	$970	$2,799	$3,596	$1,003	$2,593
Other comprehensive income:
Unrealized losses on available for sale securities:
Unrealized losses arising during the period	(497)	(169)	(328)	(411)	(140)	(271)
Unrealized losses from unconsolidated subsidiary	(1)	—	(1)	—	—	—
Less reclassification adjustment for:
(gains) losses included in net income	(41)	(14)	(27)	8	3	5
securities impairment charge	393	134	259	33	11	22

Other comprehensive income (loss)	(146)	(49)	(97)	(370)	(126)	(244)

Total comprehensive income	$3,623	$921	$2,702	$3,226	$877	$2,349

NOTE D — Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

(Amounts, except earnings per share, in thousands)
	Three Months	Three Months
	Ended	Ended
	June 30, 2008	June 30, 2007
Net income	$1,397	$1,314
Weighted-average common shares outstanding	4,391	4,438

Basic earnings per share	$0.32	$0.30

Weighted-average common shares outstanding	4,391	4,438
Common stock equivalents due to effect of stock options	7	9

Total weighted-average common shares and equivalents	4,398	4,447

Diluted earnings per share	$0.32	$0.30

	Six Months	Six Months
	Ended	Ended
	June 30, 2008	June 30, 2007
Net income	$2,799	$2,593
Weighted-average common shares outstanding	4,397	4,444

Basic earnings per share	$0.64	$0.58

Weighted-average common shares outstanding	4,397	4,444
Common stock equivalents due to effect of stock options	7	9

Total weighted-average common shares and equivalents	4,404	4,453

Diluted earnings per share	$0.64	$0.58

NOTE E — Commitments, Contingent Liabilities and Guarantees
In the ordinary course of business, the Corporation makes commitments to extend credit to its customers through letters of credit, loan commitments and lines of credit. At June 30, 2008, the Corporation had $58,829,000 outstanding in loan commitments and other unused lines of credit extended to its customers as compared to $51,371,000 at December 31, 2007.
The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its letters of credit. Letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Generally, all letters of credit have expiration dates within one year of issuance. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Corporation generally holds collateral and/or personal guarantees supporting these commitments. The Corporation had $786,000 and $718,000 of letters of credit commitments as of June 30, 2008 and December 31, 2007, respectively. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of June 30, 2008 for payments under letters of credit issued was not material.

NOTE F — Defined Benefit Retirement Plan
The Corporation has a defined benefit retirement plan covering substantially all of its employees. The benefits are based on years of service and the employees’ compensation. The Corporation’s funding policy is to contribute annually the maximum amount that can be deducted for federal income taxes purposes. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. The Corporation has contributed $100,000 in the first six months of 2008 and expects to contribute a total of $200,000 to the defined benefit plan in 2008.
Pension expense included the following components for the three and six month periods ended June 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	March 31,		June 30,
(Dollar amounts in thousands)	2008	2007	2008	2007
Components of net periodic pension cost
Service cost	$45	$69	$90	$143
Interest cost	110	96	220	195
Expected return on plan assets	(106)	(100)	(212)	(190)
Additional recognized amounts	9	13	18	26

Net periodic pension cost	$58	$78	$116	$174

On August 21, 2007, the Board of Directors of the Corporation (Board) approved a proposal to close the defined benefit retirement plan to new entrants as of January 1, 2008. The Board also approved changes to the Corporation’s defined contribution plan as of January 1, 2008 that allow for employer contributions. In the first six months of 2008, the Corporation recorded an expense of $77,000 as an accrual for such employer contributions.
NOTE G— Acquisition
In 2006, the Corporation acquired a branch office in Richfield, PA. The acquisition included real estate, deposits and loans. The assets and liabilities of the acquired business were recorded on the consolidated balance sheet at their estimated fair values as of September 8, 2006, and their results of operations have been included in the consolidated statements of income since such date.
Included in the purchase price of the branch was goodwill and core deposit intangible of $2,046,000 and $449,000, respectively. The core deposit intangible is being amortized over a ten-year period on a straight line basis. During the first six months of 2008 and 2007, amortization expense was $22,000. Accumulated amortization of core deposit intangible through June 30, 2008 was $82,000. The goodwill is not amortized, but is measured annually for impairment.
NOTE H — Investment in Unconsolidated Subsidiary
The Corporation owns 39.16% of the outstanding common stock of The First National Bank of Liverpool (FNBL), Liverpool, PA. This investment is accounted for under the equity method of accounting, as defined in Accounting Principles Board Opinion No. 18. The investment is being carried at $3,065,000 as of June 30, 2008, of which $2,056,000 represents the underlying equity in net assets of FNBL. The difference between the investment carrying amount and the amount of the underlying equity, $1,009,000, is considered to be goodwill and is being evaluated quarterly for impairment. A loss in value of the investment which is other than a temporary decline will be recognized in earnings. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of FNBL to sustain an earnings capacity which would justify the carrying amount of the investment.

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
Level 3 Inputs — Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.
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
     Impaired Loans. Certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based on customized discounting criteria. As of June 30, 2008, the Corporation had no impaired loans for which repayment is expected solely from the collateral.
     The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands).

	Level 1	Level 2	Level 3	Total Fair
	Inputs	Inputs	Inputs	Value
Securities available for sale	—	$74,696	—	$74,696
Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and liabilities measured at fair value on a non-recurring basis were not significant at June 30, 2008.
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
NOTE J — Subsequent Events
On July 15, 2008, the Board of Directors declared a regular cash dividend for the third quarter of 2008 of $0.19 per share to shareholders of record on August 15, 2008, payable on September 2, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements:
The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words “believes,” “anticipates,” “contemplates,” “expects,” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results, performance or achievements expressed or implied by such forward-looking statements to differ materially from those projected. Those risks and uncertainties include changes in interest rates and their impact on the level of deposits, loan demand and value of loan collateral, changes in the market value of the securities portfolio, increased competition from other financial institutions, governmental monetary policy, legislation and changes in banking regulations, risks associated with the effect of opening a new branch, the ability to control costs and expenses, and general economic conditions. The Corporation undertakes no obligation to update such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
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
General:
The following discusses the consolidated financial condition of the Corporation as of June 30, 2008, as compared to December 31, 2007, and the consolidated results of operations for the three and six months ended June 30, 2008, compared to the same period in 2007. This discussion should be read in conjunction with the interim consolidated financial statements and related footnotes included herein.
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
Financial Condition:
As of June 30, 2008, total assets increased by $11,777,000, or 2.8%, as compared to December 31, 2007. The increase was primarily funded by a $9.6 million increase in deposits. Of the increase in deposits, 97% were interest-bearing in nature. The deposit increases were primarily used to fund loan growth of $10.8 million.
The table below shows changes in deposit volumes by type of deposit (in thousands of dollars) between December 31, 2007 and June 30, 2008. All categories of deposits increased, most significantly in savings and time deposits. We believe that, in the recent declining rate environment, some of our customer base has chosen to lock in rates in savings and time deposit instruments to protect their yield.

	June 30,	December 31,	Change
	2008	2007	$	%

Deposits:
Demand, non-interest bearing	$49,043	$48,755	$288	0.6%
NOW and money market	75,188	74,821	367	0.5%
Savings	38,932	33,877	5,055	14.9%
Time deposits, $100,000 and more	38,411	36,308	2,103	5.8%
Other time deposits	167,468	165,696	1,772	1.1%

Total deposits	$369,042	$359,457	$9,585	2.7%

Overall, loans, net of unearned interest, increased by $10,837,000, or 3.6%, between December 31, 2007 and June 30, 2008, with the bulk of the growth occurring in the second quarter. As shown in the table below, the increase in outstanding loans since December 31, 2007 has been related to mortgage activity, supplemented by increases in loans made to local municipalities (in thousands of dollars).

	June 30,	December 31,	Change
	2008	2007	$	%

Loans:
Commercial	$95,480	$91,679	$3,801	4.1%
Mortgage	136,535	127,324	9,211	7.2%
Home Equity	62,110	63,678	(1,568)	(2.5%)
Installment	14,712	15,319	(607)	(4.0%)

Total loans	$308,837	$298,000	$10,837	3.6%

A summary of the transactions in the allowance for loan losses for each of the six months ended June 30, 2008 and 2007 (in thousands) are presented below.

	Periods Ended June 30,
	2008	2007
Balance of allowance — January 1	$2,322	$2,572

Loans charged off	(73)	(173)

Recoveries of loans previously charged off	19	37

Net charge-offs	(54)	(136)
Provision for loan losses	144	90

Balance of allowance — end of period	$2,412	$2,526

Ratio of net charge-offs during period to average loans outstanding	0.02%	0.05%

As of June 30, 2008, the Corporation had two large loan relationships, with an aggregate carrying balance of $719,000, considered to be impaired for which there are specific allocations totaling $96,000 within the loan loss reserve. Management believes that the specific reserve is adequate to cover potential future losses related to these relationships. There are three other significant loan relationships considered to be impaired, totaling $1,242,000, but for which there is no specific allocation within the allowance for loan losses. Otherwise, there are no material loans classified for regulatory purposes as loss, doubtful, substandard, or special mention which management expects to significantly impact future operating results, liquidity or capital resources. Of the $1,961,000 balance of impaired loans, balances of $1,263,000 have been placed into nonaccrual status. Each of the loans in nonaccrual status is collateralized by real estate and potential future losses relating to these loans have been included in the specific allocation as defined above. Following is a summary of the Bank’s non-performing loans on June 30, 2008 as compared to December 31, 2007.

(Dollar amounts in thousands)	June 30, 2008	December 31, 2007

Non-performing loans
Nonaccrual loans	$1,263	$—
Accruing loans past due 90 days or more	665	837
Restructured loans	—	—

Total	$1,928	$837

Average loans outstanding	$300,843	$300,607

Ratio of non-performing loans to average loans outstanding	0.64%	0.28%
Stockholders’ equity increased by $163,000, or 0.3%, from December 31, 2007 to June 30, 2008. Net income of $2,799,000 was offset by dividends of $1,584,000 and net purchases of treasury stock of $499,000. The Corporation repurchased stock into treasury pursuant to its stock repurchase program. During the first six months of 2008, the Corporation purchased 27,155 shares. Of the shares that were purchased, 3,863 shares were re-issued through the Corporation’s stock option and stock purchase plans. Securities available for sale decreased in market value, representing a decrease to equity of $97,000, net of taxes, during the period. Equity was also reduced by $480,000 as a result of the adoption of the post-retirement split-dollar accounting treatment prescribed under EITF 06-4.
Management is not aware of any current recommendations of applicable regulatory authorities that, if implemented, would have a material effect on the Corporation’s liquidity, capital resources, or operations.
Subsequent to June 30, 2008, the following event took place:
On July 15, 2008, the Board of Directors declared a regular cash dividend for the third quarter of 2008 of $0.19 per share to shareholders of record on August 15, 2008, payable on September 2, 2008.
Comparison of the Three Months Ended June 30, 2008 and 2007
Operations Overview:
Net income for the second quarter of 2008 was $1,397,000, an increase of $83,000, or 6.3%, compared to the second quarter of 2007. Basic and diluted earnings per share increased 6.7% over the 2007 quarter, from $0.30 to $0.32. Annualized return on average equity for the second quarter in 2008 was 11.42%, comparing favorably to the prior year’s ratio for the same period of 11.17%, an increase of 2.2%. For the quarter ended June 30, 2008, annualized return on average assets was 1.31% in 2008, versus 1.24% in 2007, reflecting an increase of 5.6%.

Presented below are selected key ratios for the two periods:

	Three Months Ended
	June 30,
	2008	2007

Return on average assets (annualized)	1.31%	1.24%
Return on average equity (annualized)	11.42%	11.17%
Average equity to average assets	11.43%	11.08%

Non-interest income, excluding securities gains (losses), as a percentage of average assets (annualized)	1.20%	0.96%
Non-interest expense as a percentage of average assets (annualized)	2.75%	2.89%
There were several non-recurring events that occurred in the second quarter of 2008, including a charge to earnings for equity securities deemed to be other-than-temporarily impaired, a gain from surrendering life insurance policies as a result of a death, a lump-sum adjustment to reduce accrued, unvested post-retirement liabilities as a result of the departure of personnel and a gain from the sale of property formerly used as a branch. The net effect of these events had a minor impact on the net income of the Corporation, but skew comparisons somewhat on individual components of the Consolidated Statements of Income. The discussion that follows further explains these and other changes in the components of net income when comparing the second quarter of 2008 with the second quarter of 2007.
Net Interest Income:
Net interest income was $3,963,000 for the second quarter of 2008, as compared to $3,928,000 in the same quarter in 2007. A 325 basis point reduction in the prime and federal funds rates between June 30, 2007 and June 30, 2008, affected the cost of funding to a greater extent than the yield on earning assets in the quarter to quarter comparison.
Interest on loans decreased $236,000, or 4.1%, in the second quarter of 2008 as compared to the same period in 2007. An average weighted interest rate decrease of 23 basis points, in conjunction with a decrease of $3.4 million in the average balance of the loan portfolio, was responsible for lower interest income in comparison to the 2007 period.
Interest earned on investment securities and money market investments decreased $185,000 in the second quarter of 2008 as compared to 2007, with average balances increasing $2.3 million during the period. The yield on money market investments (federal funds and interest bearing deposits) decreased by 101 basis points in the second quarter of 2008 as compared to the second quarter of 2007, due to the reduction in the federal funds target rate from 5.25% on June 30, 2007 to 2.00% as of June 30, 2008. Likewise, the overall pre-tax yield on the investment securities portfolio decreased during that same timeframe by 48 basis points.
Average interest-bearing deposits and securities sold under agreements to repurchase declined by $1,021,000, while average non-interest bearing deposits grew by $3,225,000, when comparing the second quarter of 2008 to the same quarter in 2007. This change in the mix of deposits, in addition to the lower general rate environment, contributed to the reduction in the cost to fund earning assets, which was reduced by 43 basis points, to 2.40% in the second quarter of 2008.
Total average earning assets during the second quarter of 2008 were $388,264,000, compared to $393,961,000 during the second quarter of 2007, yielding 6.48% in 2008 versus 6.82% in 2007. Funding costs for the earning assets were 2.40% and 2.83%, for the second quarters of 2008 and 2007, respectively. Net interest margin on a fully tax-equivalent basis for the second quarter of 2008 was 4.27%. For the same period in 2007, the fully-tax equivalent net interest margin was 4.11%.
Provision for Loan Losses:
In the second quarter of 2008, the provision for loan losses was $112,000. Management regularly reviews the adequacy of the loan loss reserve and makes assessments as to specific loan impairment, historical charge-off expectations, general economic conditions in the Bank’s market area, specific loan quality and other factors. In the second quarter of 2007, the recorded loan loss provision was $23,000. Although non-performing loans have increased, the increase in the quarter’s provision is primarily related to the increase in loans since the end of the previous quarter.
Non-interest Income:
Non-interest income in the second quarter of 2008, exclusive of gains recorded on securities and securities impairment charges, exceeded non-interest income in the previous year’s second quarter by $265,000, or 25.9%. Fees for customer service on deposit accounts in the second quarter of 2008 decreased compared to the same period in 2007 by $7,000, or 1.7%, due in part to the decreased demand deposit activity. Commissions from the sale of non-deposit products increased by $28,000, or 19.4%, due to higher sales levels in the 2008 quarter. Income from bank owned life insurance and annuities decreased slightly in the second quarter of 2008 compared to the second quarter of 2007 by $5,000, or 4.3%, while income from trust services decreased by $12,000, or 11.3%. Income from our unconsolidated subsidiary was $51,000, representing earnings recorded under the equity method of accounting for the ownership of 39.16% of the First National Bank of Liverpool during the second quarter of 2008, an increase of $8,000, or 18.6%, as compared to the same quarter of the previous year. During the second quarter of 2008, the Corporation received $179,000 in death benefits in excess of the carrying cash surrender value of bank-owned life insurance policies. Other non-interest income increased by $14,000 in the second quarter of 2008 compared to the same period in 2007. The increase is attributed to the fees earned from the increased sales of title insurance.
In the second quarter of 2008, a property that had formerly been used as a branch office was sold. The sale price of the property yielded a gain to the Corporation of $58,000 and was included in non-interest income as a portion of “Gain on sales of Other Assets”.
The Corporation recognized a gain of $28,000 on securities transactions in the second quarter of 2008 as compared to an $8,000 loss in the same quarter of 2007. In the second quarter of 2008, it was determined that there was an other-than-temporary loss on six equities in the Corporation’s common stock portfolio and, accordingly an impairment charge to earnings of $393,000 was recorded. In the same quarter one year ago, an impairment charge of $33,000was also recorded on a single common stock. The gain of $28,000 in the second quarter of 2008 was the result of the disposal of that single stock.
As a percentage of average assets, annualized non-interest income, exclusive of net gains (losses) on the sale of securities and the impairment charge, was 1.20% in the second quarter of 2008 as compared to 0.96% in the same period of 2007. Non-interest income recorded as a result of life insurance proceeds added 17 basis points to 2008’s second quarter ratio, while the gain on the sale of property added 5 basis points.
Non-interest Expense:
Total non-interest expense decreased $127,000, or 4.1%, in the second quarter of 2008 as compared to the same quarter in 2007. Employee compensation and benefits costs decreased by $94,000, or 5.7%, in the second quarter of 2008 compared to the second quarter of 2007. In the second quarter of 2008, certain unvested benefits were forfeited, resulting in an adjustment to the accrued liability for post-retirement benefits of $106,000. A slight, temporary staffing decrease in the second quarter added to the positive variance. The addition of expense associated with post-retirement benefits in the form of split-dollar insurance offset some of the positive variance. Professional fees in the second quarter of 2008 were $25,000, or 22.7%, lower than in the second quarter of 2007, due to fewer consulting fees.
As a percentage of average assets, annualized noninterest expense in the second quarter of 2008 was 2.75% as compared to 2.89% in the same period of 2007.
Provision for income taxes
Income tax expense in the second quarter of 2008 was $69,000, or 13.8%, less than in the same time period in 2007. The effective tax rate in the second quarter of 2008 was 23.5% versus 27.6% in 2007. The ratio of tax-free interest-earning assets to total assets increased in 2008, providing for a greater amount of non-taxable interest income. Income from bank-owned life insurance, which is also tax-exempt, has grown in 2008 as compared to 2007, due to the purchase of additional single-premium policies late in 2007. The item having the most influence in driving down the effective tax rate, however, was the tax-free proceeds from the death claim on the insurance policies, as discussed earlier.

Comparison of the Six Months Ended June 30, 2008 and 2007
Operations Overview:
Income before income taxes for the first six months of 2008 increased by $173,000, or 4.8%, when compared to the same period in 2007. Net interest income after provision for loan losses increased by $84,000, or 1.1%. Non-interest income increased $35,000, or 1.7% while non-interest expense decreased by $54,000, or 0.9%. The provision for income tax decreased by $33,000 when comparing the two periods, resulting in an overall increase to net income of $206,000, or 7.9%.
Presented below are selected key ratios for the two periods:

	Six Months Ended
	June 30,
	2008	2007

Return on average assets (annualized)	1.32%	1.23%
Return on average equity (annualized)	11.51%	10.90%
Average equity to average assets	11.48%	11.30%

Non-interest income, excluding securities gains (losses), as a percentage of average assets (annualized)	1.14%	0.98%
Non-interest expense as a percentage of average assets (annualized)	2.82%	2.87%
There were several non-recurring events that occurred in the second quarter of 2008 which affected the six-month results, including a charge to earnings for equity securities deemed to be other-than-temporarily impaired, a gain from surrendering life insurance policies as a result of a death, a lump-sum adjustment to reduce accrued, unvested post-retirement liabilities as a result of the departure of personnel and a gain from the sale of property formerly used as a branch. The net effect of these events had a minor impact on the net income of the Corporation, but skew comparisons somewhat on individual components of the Consolidated Statements of Income. The discussion that follows further explains these and other changes in the components of net income when comparing the year-to-date results of operations for 2008 and 2007.
Net Interest Income:
Net interest income was $7,845,000 for the first six months of 2008, as compared to $7,707,000 in the same period in 2007. A 325 basis point reduction in the prime and federal funds rates between June 30, 2007 and June 30, 2008, affected the cost of funding to a greater extent than the yield on earning assets in the year to year comparison.
Interest on loans decreased $330,000, or 2.9%, in the first six months of 2008 as compared to the same period in 2007. An average weighted interest rate decrease of 21 basis points, in conjunction with a decrease of $789,000 in the average balance of the loan portfolio, was responsible for lower interest income in comparison to the 2007 period.
Interest earned on investment securities and money market investments decreased $175,000 in the first six months of 2008 as compared to 2007, with average balances increasing $196,000 during the period. The yield on money market investments (federal funds and interest bearing deposits) decreased by 165 basis points in the first half of 2008 as compared to the first half of 2007, due to the reduction in the federal funds target rate from 5.25% on June 30, 2007 to 2.00% as of June 30, 2008. Likewise, the overall pre-tax yield on the investment securities portfolio decreased during that same timeframe by 16 basis points.
Average interest-bearing deposits and securities sold under agreements to repurchase declined by $1,382,000, while average non-interest bearing deposits grew by $3,348,000, when comparing the first half of 2008 to the same period in 2007. This change in the mix of deposits, in addition to the lower general rate environment, contributed to the reduction in the cost to fund earning assets, which was reduced by 34 basis points, to 2.51%, in the first half of 2008.
Total average earning assets during the first half of 2008 were $384,910,000, compared to $385,503,000 during the first half of 2007, yielding 6.59% in 2008 versus 6.85% in 2007. Funding costs for the earning assets were 2.51% and 2.85%, for the six months ended June 30, 2008 and 2007, respectively. Net interest margin on a fully tax-equivalent basis for the first half of 2008 was 4.26%. For the same period in 2007, the fully-tax equivalent net interest margin was 4.13%.
Provision for Loan Losses:
In the first six months of 2008, the provision made for loan losses was $144,000. Management regularly reviews the adequacy of the loan loss reserve and makes assessments as to specific loan impairment, historical charge-off expectations, general economic conditions in the Bank’s market area, specific loan quality and other factors. In the first six months of 2007, a loan loss provision of $90,000 was recorded.
Noninterest income:
For the first six months in 2008, non-interest income, exclusive of gains recorded on securities and securities impairment charges, exceeded non-interest income in the same period in 2007 by $346,000, or 16.8%. Commissions from the sale of non-deposit products increased by $13,000, or 3.5%, due to higher sales levels in the 2008 period. Income from our unconsolidated subsidiary was $93,000, representing earnings recorded under the equity method of accounting for the ownership of 39.16% of the First National Bank of Liverpool during the first six months of 2008, an increase of $9,000, or 10.7%, as compared to the same six months of the previous year. During the second quarter of 2008, death benefits from a bank-owned insurance policy were received, from which $179,000 was recorded as a gain. Other non-interest income increased by $84,000 in the first half of 2008 compared to the same period in 2007. The Corporation is a VISA member bank that received funds from VISA for the partial redemption of Class B shares that were created as a result of VISA’s IPO. The redemption amount was $38,000 and was recorded as other non-interest income, primarily causing the positive variance to the prior year. The Corporation holds the remaining Class B shares that are restricted from sale for three years. During that time, VISA may redeem some or all of the remaining shares from the member banks. We believe that, if the remaining shares are not redeemed by the end of the three year period, the Class B shares will all be converted into Class A common shares that are publicly traded. The remainder of the increase in other non-interest income is attributed to the fees earned from the increased sales of title insurance.
In the second quarter of 2008, a property that had formerly been used as a branch office was sold. The sale price of the property yielded a gain to the Corporation of $58,000 and was included in non-interest income as a portion of “Gain on Sales of Other Assets”.
The Corporation recognized a gain of $41,000 on securities transactions in the first six months of 2008 as compared to an $8,000 loss in the same period of 2007. In the second quarter of 2008, it was determined that there was an other-than-temporary loss on six equities in the Corporation’s common stock portfolio and, accordingly, an impairment charge to earnings of $393,000 was recorded. In the same period one year ago, an impairment charge of $33,000was also recorded on a single common stock.
As a percentage of average assets, annualized non-interest income, exclusive of net gains (losses) on the sale of securities and impairment charge, was 1.14% in the first six months of 2008 as compared to 0.98% in the same period of 2007. Non-interest income recorded as a result of life insurance proceeds added 8 basis points to 2008’s ratio, while the gain on the sale of property added 3 basis points.
Noninterest expense:
Total non-interest expense decreased $54,000, or 0.9%, in the first six months of 2008 as compared to the same period in 2007. Employee compensation and benefits costs increased by $7,000, or 0.2%, in the first half of 2008 compared to the first half of 2007. The addition of expense associated with post-retirement benefits in the form of split-dollar insurance, as well as routine staff compensation increases, offset the positive variance created by the forfeiture of certain unvested benefits. Professional fees in the first six months of 2008 were $45,000, or 21.0% lower than in the first six months of 2007, due to fewer consulting fees.
As a percentage of average assets, annualized noninterest expense in the first six months of 2008 was 2.82% as compared to 2.87% in the same period of 2007.
Provision for income taxes
Income tax expense in the first six months of 2008 was $33,000, or 3.3%, less than in the same time period in 2007. The effective tax rate in 2008 was 25.7% versus 27.9% in 2007. The ratio of tax-free interest-earning assets to total assets rose from 6.1% in 2007 to 9.4% in 2008, providing for a greater amount of non-taxable interest income. Income from bank-owned life insurance, which is also tax-exempt, has grown in 2008 as compared to 2007, due to the purchase of additional single-premium policies late in 2007. The item having the most influence in driving down the effective tax rate, however, was the tax-free proceeds from the death claim on the insurance policies, as discussed earlier.
Liquidity:
The objective of liquidity management is to ensure that sufficient funding is available, at a reasonable cost, to meet the ongoing operational cash needs of the Corporation and to take advantage of income producing opportunities as they arise. While the desired level of liquidity will vary depending upon a variety of factors, it is the primary goal of the Corporation to maintain a high level of liquidity in all economic environments. Principal sources of asset liquidity are provided by securities maturing in one year or less, other short-term investments such as federal funds sold and cash and due from banks. Liability liquidity, which is more difficult to measure, can be met by attracting deposits and maintaining the core deposit base. The Corporation is a member of the Federal Home Loan Bank of Pittsburgh for the purpose of providing short-term liquidity when other sources are unable to fill these needs. During the first six months of 2008, the average balance of short-term borrowings from the Federal Home Loan Bank was $30,000, with $1,500,000 outstanding on June 30, 2008. As of June 30, 2008, the Corporation had no long-term debt and had unused borrowing capacity with the Federal Home Loan Bank of $179 million.
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
Off-Balance Sheet Arrangements:
The Corporation’s consolidated financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk, credit risk, and interest rate risk. These commitments consist mainly of loans approved but not yet funded, unused lines of credit and letters of credit issued using the same credit standards as on-balance sheet instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Letters of credit are conditional commitments issued to guarantee the financial performance obligation of a customer to a third party. Unused commitments and letters of credit at June 30, 2008, were $58,043,000 and $786,000, respectively. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation. Management believes that any amounts actually drawn upon can be funded in the normal course of operations.
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

At June 30, 2008, the Bank exceeded the regulatory requirements to be considered a “well capitalized” financial institution, i.e., a leverage ratio exceeding 5%, Tier 1 capital exceeding 6% and total capital exceeding 10%.
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
Recent declines in the values of financial institution stocks have significantly reduced the likelihood of realizing significant gains in the near-term. Although the Corporation has realized occasional gains from this portfolio in the past, the primary objective of the portfolio is to achieve value appreciation in the long term while earning consistent attractive after-tax yields from dividends. However, based upon the analysis performed as of June 30, 2008, management has deemed a number of the declines in market value of common stocks held to have impairment that was “other-than-temporary”. As a result, a charge to earnings of $393,000 was recorded. The carrying value of the financial institutions stocks accounted for only 0.2% of the Corporation’s total assets as of June 30, 2008. There is no assurance that further declines in market values of the common stock portfolio in the future will not result in further “other-than-temporary” impairment charges, depending upon facts and circumstances present.
The equity investments in the Corporation’s portfolio had an adjusted cost basis of approximately $1,014,000 and a fair value of $802,000 at June 30, 2008. Net unrealized losses in this portfolio were approximately $212,000 at June 30, 2008.
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
The primary objective of the Corporation’s asset-liability management process is to maximize current and future net interest income within acceptable levels of interest rate risk while satisfying liquidity and capital requirements. Management recognizes that a certain amount of interest rate risk is inherent, appropriate and necessary to ensure profitability. A simulation analysis is used to assess earnings and capital at risk from movements in interest rates. The model considers three major factors of (1) volume differences, (2) repricing differences and (3) timing in its income simulation. The model disseminates data into appropriate repricing buckets, based upon the static position at the time of the analysis. The interest-earning assets and interest-bearing liabilities are assigned a multiplier to simulate how much that particular balance sheet item would re-price when interest rates change. Finally, the estimated timing effect of rate changes is applied, and the net interest income effect is determined on a static basis (as if no other factors were present). As the table below indicates, based upon rate shock simulations on a static basis, the Corporation appears to be in a neutral position, which is slightly liability sensitive. Over a one-year period, the effect of a 100 and 200 basis point rate decrease would add about $25,000 and $51,000, respectively, to net interest income. Conversely, the effect of a 100 and 200 basis point increase would result in lower net interest income by approximately the same amounts. The modeling process is continued by further estimating the impact that imbedded options and probable internal strategies may have in the changing-rate environment. Examples of imbedded options are floor and ceiling features in adjustable rate mortgages and call features on securities in the investment portfolio. Probable internal strategies would include loan and deposit pricing methodologies employed to mitigate the negative effects that certain rate environments could have on the net interest margin. For example, rate changes on certain core transaction deposits may be more likely to occur in a declining rate environment than in a rising rate environment. Applying the likely results of all known imbedded options and likely internal pricing strategies to the simulation produces quite different results from the static position assumptions. The Corporation becomes liability sensitive in a declining rate environment and asset sensitive in the rising rate scenario. Over a one-year period, a 100 and 200 basis point rate increase would add about $57,000 and $141,000, respectively, to net interest income. The effect of a 100 and 200 basis point decline would likewise result in higher net interest income by approximately $48,000 and $166,000, respectively. Juniata’s rate risk policies provide for maximum limits on net interest income that can be at risk for 100 through 200 basis point changes in interest rates.
Effect of Interest Rate Risk on Net Interest Income
(Dollars in thousands)

	Change in Net
	Interest Income	Change in Net
Change in	Due to Interest	Interest Income	Total Change in
Interest Rates	Rate Risk	Due to Imbedded	Net Interest
(Basis Points)	(Static)	Options	Income
200	$(51)	$192	$141
100	(25)	82	57
0	—	—	—
-100	25	23	48
-200	51	115	166
The net interest income at risk position remained within the guidelines established by the Corporation’s asset/liability policy.
No material change has been noted in the Bank’s equity value at risk. Please refer to the Annual Report on Form 10-K as of December 31, 2007 for further discussion of this matter.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of June 30, 2008, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 (“Exchange Act”), Rule 13a-15(e). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Corporation reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.
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

Item 1A.	RISK FACTORS

There have been no material changes in risk factors that were disclosed in the Annual Report on Form 10-K as of December 31, 2007.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information on repurchases by the Corporation of its common stock in each month of the quarter ended June 30, 2008:

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number	Average	Part of Publicly	Shares that May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	per Share	Programs	Plans or Programs (1)

April 1-30, 2008	3,000	$20.85	3,000	73,966
May 1-31, 2008	5,800	20.69	5,800	68,166
June 1-30, 2008	3,830	21.20	3,830	64,336

Totals	12,630	$20.88	12,630	64,336

(1)	On March 23, 2001, the Corporation announced plans to buy back 100,000 (200,000 on a post-split basis) shares of its common stock. There is no expiration date to this buyback plan, but subsequent to the initial plan, the repurchase of 400,000 additional shares were authorized by the Board of Directors. As of August 8, 2008, the number of shares that may yet be purchased under the program was 59,336. No repurchase plan or program expired during the period covered by the table. The Corporation has no stock repurchase plan or program that it has determined to terminate prior to expiration or under which it does not intend to make further purchases.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of Juniata Valley Financial Corp. was held on May 20, 2008. At the Annual Meeting, the shareholders elected 5 Class C directors to serve until the 2011 Annual Meeting, as described below:

		Withhold	Abstentions /
Name	For	Authority	Broker Non-votes

Joe E. Benner	3,082,458	33,029	0
Francis J. Evanitsky	3,096,816	18,671	0
Philip E. Gingerich, Jr.	3,100,486	15,001	0
Dale G. Nace	3,093,923	21,564	0
Jan G. Snedeker	3,101,832	13,655	0

The terms of the following directors continued after the annual meeting:
Timothy I. Havice, Charles L. Hershberger, Ronald H. Witherite, A. Jerome Cook, Martin L. Dreibelbis, Marshall L. Hartman, Robert K. Metz and Richard M. Scanlon.
There were no other matters considered at the meeting.

Item 5.	OTHER INFORMATION
None

Item 6.	EXHIBITS

3.1 — Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 4.1 to the Corporation’s Form S-3 Registration Statement No. 333-129023 filed with the SEC on October 14, 2005)

3.2 — Bylaws (incorporated by reference to Exhibit 3.2 to the Corporation’s report on Form 8-K filed with the SEC on December 21, 2007)

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

Juniata Valley Financial Corp. (Registrant)
Date 08-08-2008	By:	/s/ Francis J.Evanitsky
Francis J. Evanitsky, President
and Chief Executive Officer

Date 08-08-2008	By:	/s/ JoAnn N. McMinn
JoAnn N. McMinn, Chief Financial
Officer