Form 10-Q
period 2008-09-30
JUNIATA VALLEY FINANCIAL CORP
filed 2008-11-07
CIK 714712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934
For the quarterly period ended September 30, 2008
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
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 7, 2008

Common Stock ($1.00 par value)	4,341,055 shares

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Juniata Valley Financial Corp. and Subsidiary
Consolidated Statements of Financial Condition
(Unaudited, Dollar amounts in thousands, except share data)

	September 30,	December 31,
	2008	2007
ASSETS
Cash and due from banks	$12,037	$12,254
Interest bearing deposits with banks	20	770
Federal funds sold	—	7,500

Cash and cash equivalents	12,057	20,524
Interest bearing time deposits with banks	5,325	5,525
Securities available for sale	72,050	67,056
Restricted investment in Federal Home Loan Bank (FHLB) stock	1,827	1,095
Investment in unconsolidated subsidiary	3,124	2,972

Total loans, net of unearned interest	317,093	298,000
Less: Allowance for loan losses	(2,541)	(2,322)

Total loans, net of allowance for loan losses	314,552	295,678
Premises and equipment, net	7,399	7,272
Bank owned life insurance and annuities	12,499	12,344
Core deposit intangible	355	389
Goodwill	2,046	2,046
Accrued interest receivable and other assets	6,479	5,245

Total assets	$437,713	$420,146

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$52,145	$48,755
Interest bearing	311,727	310,702

Total deposits	363,872	359,457
Securities sold under agreements to repurchase	6,178	5,431
Short-term borrowings	7,000	—
Long-term debt	5,000	—
Other interest bearing liabilities	1,075	1,037
Accrued interest payable and other liabilities	6,063	5,649

Total liabilities	389,188	371,574
Stockholders’ Equity:
Preferred stock, no par value:
Authorized — 500,000 shares, none issued
Common stock, par value $1.00 per share:
Authorized — 20,000,000 shares Issued — 4,745,826 shares
Outstanding —
4,341,055 shares at September 30, 2008; 4,409,445 shares at December 31, 2007	4,746	4,746
Surplus	18,320	18,297
Retained earnings	34,109	32,755
Accumulated other comprehensive loss	(554)	(557)
Cost of common stock in Treasury:
404,771 shares at September 30, 2008; 336,381 shares at December 31, 2007	(8,096)	(6,669)

Total stockholders’ equity	48,525	48,572

Total liabilities and stockholders’ equity	$437,713	$420,146

See accompanying notes to consolidated financial statements.

Juniata Valley Financial Corp. and Subsidiary
Consolidated Statements of Income
(Unaudited, Dollar amounts in thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Interest income:
Loans, including fees	$5,559	$5,756	$16,582	$17,109
Taxable securities	437	671	1,277	1,784
Tax-exempt securities	281	235	809	598
Federal funds sold	9	72	123	268
Other interest income	59	64	200	190

Total interest income	6,345	6,798	18,991	19,949

Interest expense:
Deposits	2,183	2,770	6,923	8,061
Securities sold under agreements to repurchase	22	80	66	214
Short-term borrowings	5	—	6	—
Long-term debt	5	—	5	—
Other interest bearing liabilities	8	10	24	29

Total interest expense	2,223	2,860	7,024	8,304

Net interest income	4,122	3,938	11,967	11,645
Provision for loan losses	147	—	291	90

Net interest income after provision for loan losses	3,975	3,938	11,676	11,555

Noninterest income:
Trust fees	95	130	312	353
Customer service fees	433	408	1,239	1,216
Earnings on bank-owned life insurance and annuities	146	113	382	334
Commissions from sales of non-deposit products	158	180	541	550
Income from unconsolidated subsidiary	59	52	152	136
Securities impairment charge	—	—	(393)	(33)
Gain (loss) on sale of securities	(8)	22	33	14
Gain (loss) on sales of other assets	(1)	2	52	1
Gain from life insurance proceeds	—	—	179	—
Other noninterest income	221	203	660	558

Total noninterest income	1,103	1,110	3,157	3,129

Noninterest expense:
Employee compensation expense	1,297	1,351	3,854	3,841
Employee benefits	362	353	1,054	1,105
Occupancy	222	204	694	660
Equipment	189	174	545	518
Data processing expense	361	336	1,032	991
Director compensation	113	118	340	353
Professional fees	112	115	281	329
Taxes, other than income	128	133	388	419
Amortization of intangibles	11	11	34	34
Other noninterest expense	303	296	862	881

Total noninterest expense	3,098	3,091	9,084	9,131

Income before income taxes	1,980	1,957	5,749	5,553
Provision for income taxes	529	538	1,499	1,541

Net income	$1,451	$1,419	$4,250	$4,012

Earnings per share
Basic	$0.33	$0.32	$0.97	$0.90
Diluted	$0.33	$0.32	$0.97	$0.90
Cash dividends declared per share	$0.19	$0.18	$0.55	$0.77
Weighted average basic shares outstanding	4,369,736	4,434,120	4,387,836	4,440,561
Weighted average diluted shares outstanding	4,377,457	4,443,228	4,395,331	4,449,952
See accompanying notes to consolidated financial statements.

Juniata Valley Financial Corp. and Subsidiary
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(Amounts in thousands, except share data)

Nine Months Ended September 30. 2008
	Number				Accumulated
	of				Other		Total
	Shares	Common		Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Surplus	Earnings	Loss	Stock	Equity

Balance at December 31, 2007	4,409,445	$4,746	$18,297	$32,755	$(557)	$(6,669)	$48,572
Comprehensive income:
Net income				4,250			4,250
Change in unrealized losses on securities available for sale, net of reclassification adjustment and tax effects					3		3

Total comprehensive income							4,253
Implementation of EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (Note B)				(480)			(480)
Cash dividends at $0.55 per share				(2,416)			(2,416)
Stock-based compensation activity			36				36
Purchase of treasury stock, at cost	(72,955)					(1,518)	(1,518)
Treasury stock issued for stock option and stock purchase plans	4,565		(13)			91	78

Balance at September 30, 2008	4,341,055	$4,746	$18,320	$34,109	$(554)	$(8,096)	$48,525

Nine Months Ended September 30, 2007
	Number				Accumulated
	of				Other		Total
	Shares	Common		Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Surplus	Earnings	Loss	Stock	Equity

Balance at December 31, 2006	4,457,934	$4,746	$18,259	$31,531	$(1,098)	$(5,652)	$47,786
Comprehensive income:
Net income				4,012			4,012
Change in unrealized losses on securities available for sale, net of reclassification adjustment and tax effects					155		155

Total comprehensive income							4,167
Cash dividends at $0.77 per share				(3,417)			(3,417)
Stock-based compensation activity			30				30
Purchase of treasury stock, at cost	(26,500)					(557)	(557)
Treasury stock issued for stock option and stock purchase plans	2,686		(5)			52	47

Balance at September 30, 2007	4,434,120	$4,746	$18,284	$32,126	$(943)	$(6,157)	$48,056

See accompanying notes to consolidated financial statements.

Juniata Valley Financial Corp. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Nine Months Ended September 30,
	2008	2007
Operating activities:
Net income	$4,250	$4,012
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	291	90
Provision for depreciation	532	486
Net amortization of securities premiums	134	90
Amortization of core deposit intangible	34	34
Amortization of deferred net loan costs	15	—
Securities impairment charge	393	33
Net realized gains on sales of securities	(33)	(14)
Gains on sales of other assets	(52)	(1)
Earnings on bank owned life insurance and annuities	(382)	(334)
Gain from life insurance proceeds	(179)	—
Deferred income tax expense (credit)	(66)	58
Equity in earnings of unconsolidated subsidiary, net of dividends of $0 and $127	(152)	(9)
Stock-based compensation expense	36	30
Increase in accrued interest receivable and other assets	(1,682)	(1,321)
(Decrease) increase in accrued interest payable and other liabilities	(46)	378

Net cash provided by operating activities	3,093	3,532

Investing activities:
Purchases of:
Securities available for sale	(35,217)	(44,034)
Securities held to maturity	—	(3,955)
FHLB stock	(732)	(132)
Premises and equipment	(682)	(200)
Bank owned life insurance and annuities	(90)	(106)
Proceeds from:
Sales of securities available for sale	—	591
Maturities of and principal repayments on securities available for sale	29,733	19,396
Maturities of securities held to maturity	—	2,500
Redemption of FHLB stock	—	108
Bank owned life insurance and annuities	55	57
Life insurance claims	437	—
Sale of other real estate owned	288	243
Sale of other assets	322	—
Net decrease in interest-bearing time deposits	200	135
Net (increase) decrease in loans receivable	(19,180)	6,969

Net cash used in investing activities	(24,866)	(18,428)

Financing activities:
Net increase in deposits	4,415	10,524
Net increase in short-term borrowings and securities sold under agreements to repurchase	7,747	1,798
Issuance of long-term debt	5,000	—
Cash dividends	(2,416)	(3,417)
Purchase of treasury stock	(1,518)	(557)
Treasury stock issued for employee stock plans	78	47

Net cash provided by financing activities	13,306	8,395

Net decrease in cash and cash equivalents	(8,467)	(6,501)
Cash and cash equivalents at beginning of period	20,524	17,778

Cash and cash equivalents at end of period	$12,057	$11,277

Supplemental information:
Interest paid	$7,190	$8,255
Income taxes paid	$1,625	$1,405

Supplemental schedule of noncash investing and financing activities:
Transfer of loans to other real estate owned	$—	$153
Transfer of fixed asset to other assets	45	—
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. For comparative purposes, the September 30, 2007 balances have been reclassified to conform to the 2008 presentation. Such reclassifications had no impact on net income. Operating results for the three-month and nine-month periods ended September 30, 2008, are not necessarily indicative of the results for the year ended December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in Juniata Valley Financial Corp.’s Annual Report on Form 10-K for the year ended December 31, 2007.
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
In February 2008, the FASB issued FASB Staff Position (FSP) FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” This FSP addresses the issue of whether or not these transactions should be viewed as two separate transactions or as one “linked” transaction. The FSP includes a “rebuttable presumption” that presumes linkage of the two transactions unless the presumption can be overcome by meeting certain criteria. The FSP will be effective for fiscal years beginning after November 15, 2008 and will apply only to original transfers made after that date; early adoption will not be allowed. The Corporation does not believe that the new pronouncement will impact its consolidated financial statements.
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
In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active” (FSP 157-3), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 is effective immediately and applies to our September 30, 2008 financial statements. The application of the provisions of FSP 157-3 did not materially affect our results of operations or financial condition as of and for the periods ended September 30, 2008.
In September 2008, the FASB issued FSP 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (FSP 133-1 and FIN 45-4). FSP 133-1 and FIN 45-4 amends and enhances disclosure requirements for sellers of credit derivatives and financial guarantees. It also clarifies that the disclosure requirements of SFAS No. 161 are effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods. FSP 133-1 and FIN 45-4 is effective for reporting periods (annual or interim) ending after November 15, 2008. The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.
In September 2008, the FASB ratified EITF Issue No. 08-5, “Issuer’s Accounting for Liabilities Measured at Fair Value With a Third-Party Credit Enhancement” (EITF 08-5). EITF 08-5 provides guidance for measuring liabilities issued with an attached third-party credit enhancement (such as a guarantee). It clarifies that the issuer of a liability with a third-party credit enhancement should not include the effect of the credit enhancement in the fair value measurement of the liability. EITF 08-5 is effective for the first reporting period beginning after December 15, 2008.

The Corporation is currently assessing the impact of EITF 08-5 on its consolidated financial position and results of operations.
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
The components of comprehensive income and related tax effects are as follows (in thousands):

	Three Months Ended September 30, 2008			Three Months Ended September 30, 2007
	Before	Tax Expense		Before	Tax Expense
	Tax	or	Net-of-Tax	Tax	or	Net-of-Tax
	Amount	(Benefit)	Amount	Amount	(Benefit)	Amount
Net income	$1,980	$529	$1,451	$1,957	$538	$1,419
Other comprehensive income:
Unrealized gains on available for sale securities:
Unrealized gains arising during the period	143	49	94	618	210	408
Unrealized gains from unconsolidated subsidiary	1	—	1	6	—	6
Less reclassification adjustment for:
(gains) losses included in net income	8	3	5	(22)	(7)	(15)
securities impairment charge	—	—	—	—	—	—

Other comprehensive income	152	52	100	602	203	399

Total comprehensive income	$2,132	$581	$1,551	$2,559	$741	$1,818

	Nine Months Ended September 30, 2008			Nine Months Ended September 30, 2007
	Before	Tax Expense		Before	Tax Expense
	Tax	or	Net-of-Tax	Tax	or	Net-of-Tax
	Amount	(Benefit)	Amount	Amount	(Benefit)	Amount
Net income	$5,749	$1,499	$4,250	$5,553	$1,541	$4,012
Other comprehensive income:
Unrealized gains (losses) on available for sale securities:
Unrealized gains (losses) arising during the period	(354)	(120)	(234)	209	71	138
Unrealized gains from unconsolidated subsidiary	—	—	—	4	—	4
Less reclassification adjustment for:
gains included in net income	(33)	(11)	(22)	(14)	(5)	(9)
securities impairment charge	393	134	259	33	11	22

Other comprehensive income	6	3	3	232	77	155

Total comprehensive income	$5,755	$1,502	$4,253	$5,785	$1,618	$4,167

NOTE D — Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:
(Amounts, except earnings per share, in thousands)

	Three Months	Three Months
	Ended	Ended
	September 30, 2008	September 30, 2007
Net income	$1,451	$1,419
Weighted-average common shares outstanding	4,370	4,434

Basic earnings per share	$0.33	$0.32

Weighted-average common shares outstanding	4,370	4,434
Common stock equivalents due to effect of stock options	8	9

Total weighted-average common shares and equivalents	4,378	4,443

Diluted earnings per share	$0.33	$0.32

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2008	September 30, 2007
Net income	$4,250	$4,012
Weighted-average common shares outstanding	4,388	4,441

Basic earnings per share	$0.97	$0.90

Weighted-average common shares outstanding	4,388	4,441
Common stock equivalents due to effect of stock options	7	9

Total weighted-average common shares and equivalents	4,395	4,450

Diluted earnings per share	$0.97	$0.90

NOTE E — Commitments, Contingent Liabilities and Guarantees
In the ordinary course of business, the Corporation makes commitments to extend credit to its customers through letters of credit, loan commitments and lines of credit. At September 30, 2008, the Corporation had $52,297,000 outstanding in loan commitments and other unused lines of credit extended to its customers as compared to $51,371,000 at December 31, 2007.
The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its letters of credit. Letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Generally, all letters of credit have expiration dates within one year of issuance. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Corporation generally holds collateral and/or personal guarantees supporting these commitments. The Corporation had $640,000 and $718,000 of letters of credit commitments as of September 30, 2008 and December 31, 2007, respectively. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of September 30, 2008 for payments under letters of credit issued was not material. Commitments and letters of credit do not necessarily represent future cash needs as they may expire without being drawn upon.

NOTE F — Defined Benefit Retirement Plan
The Corporation has a defined benefit retirement plan covering substantially all of its employees. The benefits are based on years of service and the employees’ compensation. The Corporation’s funding policy is to contribute annually the maximum amount that can be deducted for federal income taxes purposes. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. The Corporation has contributed $150,000 in the first nine months of 2008 and expects to contribute a total of $200,000 to the defined benefit plan in 2008.
Pension expense included the following components for the three and nine month periods ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Components of net periodic pension cost
Service cost	$45	$69	$135	$212
Interest cost	110	96	330	291
Expected return on plan assets	(106)	(101)	(318)	(291)
Additional recognized amounts	9	13	27	39

Net periodic pension cost	$58	$77	$174	$251

On August 21, 2007, the Board of Directors of the Corporation (Board) approved a proposal to close the defined benefit retirement plan to new entrants as of January 1, 2008. The Board also approved changes to the Corporation’s defined contribution plan as of January 1, 2008 that allow for employer contributions. In the first nine months of 2008, the Corporation recorded an expense of $115,000 as an accrual for such employer contributions.
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
Included in the purchase price of the branch was goodwill and core deposit intangible of $2,046,000 and $449,000, respectively. The core deposit intangible is being amortized over a ten-year period on a straight line basis. During the first nine months of 2008 and 2007, amortization expense was $34,000. Accumulated amortization of core deposit intangible through September 30, 2008 was $94,000. The goodwill is not amortized, but is measured annually for impairment.
NOTE H — Investment in Unconsolidated Subsidiary
The Corporation owns 39.16% of the outstanding common stock of The First National Bank of Liverpool (FNBL), Liverpool, PA. This investment is accounted for under the equity method of accounting, as defined in Accounting Principles Board Opinion No. 18. The investment is being carried at $3,124,000 as of September 30, 2008, of which $2,115,000 represents the underlying equity in net assets of FNBL. The difference between the investment carrying amount and the amount of the underlying equity, $1,009,000, is considered to be goodwill and is being evaluated quarterly for impairment. A loss in value of the investment which is other than a temporary decline would be recognized in earnings. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of FNBL to sustain an earnings capacity which would justify the carrying amount of the investment.

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
SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability is not to be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.
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
Securities Available for Sale. Securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, the Corporation obtains fair value measurement from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.
Impaired Loans. Certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based on customized discounting criteria. As of September 30, 2008, the Corporation had no impaired loans for which repayment is expected solely from the collateral.
The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands).

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Securities available for sale	—	$72,050	—	$72,050
Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and liabilities measured at fair value on a non-recurring basis were not significant at September 30, 2008.
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
NOTE J — Subsequent Events
On October 21, 2008, the Board of Directors declared a regular cash dividend for the fourth quarter of 2008 of $0.19 per share to shareholders of record on November 14, 2008, payable on December 1, 2008. Additionally, on October 21, 2008, the Board of Directors awarded stock options under the Corporation’s Incentive Stock Option Plan to certain of its officers, including the three executive officers. Francis Evanitsky, Marcie Barber and JoAnn McMinn were awarded 4,742 shares, 2,400 shares and 2,017 shares, respectively at the grant price of $21.10 on the grant date of October 21, 2008.

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
General:
The following discusses the consolidated financial condition of the Corporation as of September 30, 2008, as compared to December 31, 2007, and the consolidated results of operations for the three and nine months ended September 30, 2008, compared to the same period in 2007. This discussion should be read in conjunction with the interim consolidated financial statements and related footnotes included herein.
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
Financial Condition:
As of September 30, 2008, total assets increased by $17,567,000, or 4.2%, as compared to December 31, 2007. The increase was primarily funded by a $12.7 million increase in borrowings and a $4.4 million increase in deposits. The increase in borrowings consisted of $5 million in long-term debt and $7.7 million of short-term borrowings and securities sold under agreements to repurchase. Of the increase in deposits, 77% were noninterest-bearing in nature. The need for increased borrowings was a result of loan growth of $18.8 million.
The table below shows changes in deposit volumes by type of deposit (in thousands of dollars) between December 31, 2007 and September 30, 2008. The most significant increases have been in savings and non-interest bearing demand deposits; we believe that the decline in NOW and money market balances represents some movement to savings and time deposits. Although deposit balances have increased by $4.4 million since December 31, 2007, there has been a decline of $5,170,000 since June 30, 2008. We believe that, as a result of the recent and worsening economic downturn, there is fear in some of the general public about the safety of deposits in banks and that this fear has motivated some customers to withdraw deposits to hold in cash.

	September 30,	December 31,	Change
	2008	2007	$	%

Deposits:
Demand, non-interest bearing	$52,145	$48,755	$3,390	7.0%
NOW and money market	68,854	74,821	(5,967)	(8.0%)
Savings	39,133	33,877	5,256	15.5%
Time deposits, $100,000 and more	38,342	36,308	2,034	5.6%
Other time deposits	165,398	165,696	(298)	(0.2%)

Total deposits	$363,872	$359,457	$4,415	1.2%

Overall, loans, net of unearned interest, increased by $19,093,000, or 6.4%, between December 31, 2007 and September 30, 2008, with the bulk of the growth occurring in the second and third quarters. As shown in the table below, the increase in outstanding loans since December 31, 2007 has been related to consumer mortgage activity, supplemented by increases in loans made for business purposes (in thousands of dollars).

	September 30,	December 31,	Change
	2008	2007	$	%

Loans:
Commercial, financial and agricultural	$36,979	$28,842	$8,137	28.2%
Real estate — commercial	31,648	29,021	2,627	9.1%
Real estate — construction	22,611	27,223	(4,612)	(16.9%)
Real estate — mortgage	139,621	127,324	12,297	9.7%
Home equity	61,677	63,678	(2,001)	(3.1%)
Obligations of states and political subdivisions	9,340	6,593	2,747	41.7%
Personal	15,217	15,319	(102)	(0.7%)

Total loans	$317,093	$298,000	$19,093	6.4%

A summary of the transactions in the allowance for loan losses for each of the nine months ended September 30, 2008 and 2007 (in thousands) are presented below.

	Periods Ended September 30,
	2008	2007
Balance of allowance — January 1	$2,322	$2,572
Loans charged off	(92)	(346)
Recoveries of loans previously charged off	20	46

Net charge-offs	(72)	(300)
Provision for loan losses	291	90

Balance of allowance — end of period	$2,541	$2,362

Ratio of net charge-offs during period to average loans outstanding	0.02%	0.10%

As of September 30, 2008, the Corporation had several loan relationships, with an aggregate carrying balance of $1,003,000, deemed to be impaired and have been placed in nonaccrual status. Specific allocations totaling $162,000 have been included within the loan loss reserve for these loans. Management believes that the specific reserve is adequate to cover potential future losses related to these relationships. There are two other significant loan relationships considered to be impaired, with outstanding balances totaling $1,089,000, but for which there is no specific allocation within the allowance for loan losses because no potential losses are anticipated on these loans and interest continues to accrue. Otherwise, there are no material loans classified for regulatory purposes as loss, doubtful, substandard, or special mention which management expects to significantly impact future operating results, liquidity or capital resources. Following is a summary of the Bank’s non-performing loans on September 30, 2008 as compared to December 31, 2007.
(Dollar amounts in thousands)

	September 30, 2008	December 31, 2007

Non-performing loans
Nonaccrual loans	$1,003	$—
Accruing loans past due 90 days or more	641	837
Restructured loans	—	—

Total	$1,644	$837

Average loans outstanding	$304,451	$300,607

Ratio of non-performing loans to average loans outstanding	0.54%	0.28%
Stockholders’ equity decreased by $47,000, or 0.1%, from December 31, 2007 to September 30, 2008. Net income of $4,250,000 was offset by dividends of $2,416,000 and net purchases of treasury stock of $1,440,000. The Corporation repurchased stock into treasury pursuant to its stock repurchase program. During the first nine months of 2008, the Corporation purchased 72,955 shares. Of the shares that were purchased, 4,565 shares were re-issued through the Corporation’s stock option and stock purchase plans. Securities available for sale increased slightly in market value, representing an increase to equity of $3,000, net of taxes, during the period. Equity was also reduced by $480,000 as a result of the adoption of the post-retirement split-dollar accounting treatment prescribed under EITF 06-4.
In September 2008, the Board of Directors authorized the repurchase of an additional 200,000 shares of its common stock through its Share Repurchase Program (“Program”). The newly authorized shares were an addition to the 18,536 shares remaining to be purchased under previously approved repurchases under prior Programs. Repurchases will be funded from Juniata Valley’s working capital. The Program will remain in effect until all approved shares are repurchased, unless terminated earlier by the Board of Directors.
Management is not aware of any current recommendations of applicable regulatory authorities that, if implemented, would have a material effect on the Corporation’s liquidity, capital resources, or operations.
Subsequent to September 30, 2008, the following event took place:
On October 21, 2008, the Board of Directors declared a regular cash dividend for the fourth quarter of 2008 of $0.19 per share to shareholders of record on November 14, 2008, payable on December 1, 2008. Additionally, on October 21, 2008, the Board of Directors awarded stock options under the Corporation’s Incentive Stock Option Plan to certain of its officers, including the three executive officers. Francis Evanitsky, Marcie Barber and JoAnn McMinn were awarded 4,742 shares, 2,400 shares and 2,017 shares, respectively at the grant price of $21.10 on the grant date of October 21, 2008.
Comparison of the Three Months Ended September 30, 2008 and 2007
Operations Overview:
Net income for the third quarter of 2008 was $1,451,000, an increase of $32,000, or 2.3%, compared to the third quarter of 2007. Basic and diluted earnings per share increased 3.1% over the 2007 quarter, from $0.32 to $0.33. Annualized return on average equity for the third quarter in 2008 was 11.89%, as compared to the prior year’s ratio for the same period of 11.99%. For the quarter ended September 30, 2008, annualized return on average assets was 1.34% in 2008, versus 1.32% in 2007, reflecting an increase of 1.5%.

Presented below are selected key ratios for the two periods:

	Three Months Ended
	September 30,
	2008	2007

Return on average assets (annualized)	1.34%	1.32%
Return on average equity (annualized)	11.89%	11.99%
Average equity to average assets	11.25%	11.03%

Non-interest income, excluding securities gains (losses), as a percentage of average assets (annualized)	1.02%	1.01%
Non-interest expense as a percentage of average assets (annualized)	2.86%	2.88%
The discussion that follows explains changes in the components of net income when comparing the third quarter of 2008 with the third quarter of 2007.
Net Interest Income:
Net interest income was $4,122,000 for the third quarter of 2008, as compared to $3,938,000 in the same quarter in 2007. A 275 basis point reduction in the prime and federal funds rates between September 30, 2007 and September 30, 2008 affected the cost of funding to a greater extent than the yield on earning assets in the quarter to quarter comparison.
Interest on loans decreased $197,000, or 3.4%, in the third quarter of 2008 as compared to the same period in 2007. Although average loans outstanding increased by $5.3 million, an average weighted interest rate decrease of 38 basis points on the loan portfolio was responsible for lower interest income in comparison to the 2007 period.
Interest earned on investment securities and money market investments decreased $256,000 in the third quarter of 2008 as compared to 2007, with average balances decreasing $9.9 million during the period. The yield on money market investments (federal funds and interest bearing deposits) decreased by 105 basis points in the third quarter of 2008 as compared to the third quarter of 2007, due to the reduction in the federal funds target rate from 4.75% on September 30, 2007 to 2.00% as of September 30, 2008. Likewise, the overall pre-tax yield on the investment securities portfolio decreased during that same timeframe by 64 basis points.
Average interest-bearing deposits declined by $1,619,000, while average non-interest bearing deposits grew by $4,741,000, when comparing the third quarter of 2008 to the same quarter in 2007. Because the increase in loans outpaced deposit growth, short and long term debt was added in the third quarter of 2008. The change in the mix of deposits, along with the addition of short and long-term debt, in conjunction with the lower general rate environment, contributed to the reduction in the cost to fund earning assets, which was reduced by 60 basis points, to 2.24% in the third quarter of 2008.
Total average earning assets during the third quarter of 2008 were $394,324,000, compared to $398,916,000 during the third quarter of 2007, yielding 6.42% in 2008 versus 6.80% in 2007. Funding costs for the earning assets were 2.24% and 2.84% for the third quarters of 2008 and 2007, respectively. Net interest margin on a fully tax-equivalent basis for the third quarter of 2008 was 4.38%. For the same period in 2007, the fully-tax equivalent net interest margin was 4.11%.
Provision for Loan Losses:
In the third quarter of 2008, the provision for loan losses was $147,000. Management regularly reviews the adequacy of the loan loss reserve and makes assessments as to specific loan impairment, historical charge-off expectations, general economic conditions in the Bank’s market area, specific loan quality and other factors. In the third quarter of 2007, no provision for loan loss was needed. As of September 30, 2008, loan balances had increased by $19.1 million since year-end 2007, creating a need for an increased allowance for loan losses. Conversely, loan balances had declined by $7.4 million from December 31, 2006 to September 30, 2007, negating any need for a third quarter 2007 provision. Additionally, although non-performing loans have decreased since June 30, 2008, collateral values for several loans for which specific reserves have been identified have deteriorated, requiring an increased reserve.

Non-interest Income:
Non-interest income in the third quarter of 2008, exclusive of gains recorded on securities, exceeded non-interest income in the previous year’s third quarter by $23,000, or 2.1%. Fees for customer service on deposit accounts in the third quarter of 2008 increased compared to the same period in 2007 by $25,000, or 6.1%, due in part to the increased demand deposit activity. Income from bank owned life insurance and annuities increased slightly in the third quarter of 2008 compared to the third quarter of 2007 by $33,000, or 29.2%, while commissions from the sale of non-deposit products decreased by $22,000, or 12.2%, due to lower sales levels in the 2008 quarter. Income from trust services decreased by $35,000, or 26.9%, as market values of assets managed, upon which fees are based, have declined under the current market conditions. Income from our unconsolidated subsidiary was $59,000, representing earnings recorded under the equity method of accounting for the ownership of 39.16% of the First National Bank of Liverpool during the third quarter of 2008, an increase of $7,000, or 13.5%, as compared to the same quarter of the previous year. Other non-interest income increased by $18,000 in the third quarter of 2008 compared to the same period in 2007. The increase was attributable to fees earned from debit card activity and increased sales of title insurance.
The Corporation recognized a loss of $8,000 on securities transactions in the third quarter of 2008 as compared to a $22,000 gain in the same quarter of 2007.
As a percentage of average assets, annualized non-interest income, exclusive of net gains (losses) on the sale of securities, was 1.02% in the third quarter of 2008 as compared to 1.01% in the same period of 2007.
Non-interest Expense:
Total non-interest expense increased $7,000, or 0.2%, in the third quarter of 2008 as compared to the same quarter in 2007. Employee compensation and benefits costs decreased by $45,000, or 2.6%, in the third quarter of 2008 compared to the third quarter of 2007 due to an increase in deferred loan origination costs in the third quarter of 2008 versus the same quarter in 2007. The addition of expense associated with post-retirement benefits in the form of split-dollar insurance and defined contribution plan offset some of the positive variance. Increased occupancy and equipment expense is due to the completion and occupancy of a new branch building.
As a percentage of average assets, annualized noninterest expense in the third quarter of 2008 was 2.86% as compared to 2.88% in the same period of 2007.
Provision for income taxes:
Income tax expense in the third quarter of 2008 was $9,000, or 1.7%, less than in the same time period in 2007. The effective tax rate in the third quarter of 2008 was 26.7% versus 27.5% in 2007. The ratio of tax-free interest-earning assets to total assets increased in 2008, providing for a greater amount of non-taxable interest income. Income from bank-owned life insurance, which is also tax-exempt, has grown in 2008 as compared to 2007, due to the purchase of additional single-premium policies late in 2007.
Comparison of the Nine Months Ended September 30, 2008 and 2007
Operations Overview:
Income before income taxes for the first nine months of 2008 increased by $196,000, or 7.1%, when compared to the same period in 2007. Net interest income after provision for loan losses increased by $121,000, or 1.0%. Non-interest income increased $28,000, or 0.9%, while non-interest expense decreased by $47,000, or 0.5%. The provision for income tax decreased by $42,000 when comparing the two periods, resulting in an overall increase to net income of $238,000, or 5.9%.

Presented below are selected key ratios for the two periods:

	Nine Months Ended
	September 30,
	2008	2007

Return on average assets (annualized)	1.33%	1.26%
Return on average equity (annualized)	11.63%	11.26%
Average equity to average assets	11.40%	11.21%

Non-interest income, excluding securities gains (losses), as a percentage of average assets (annualized)	1.10%	0.99%
Non-interest expense as a percentage of average assets (annualized)	2.83%	2.87%
There were several non-recurring events that occurred in the second quarter of 2008 which affected the nine-month results, including a charge to earnings for equity securities deemed to be other-than-temporarily impaired, a gain from surrendering life insurance policies as a result of a death, a lump-sum adjustment to reduce accrued, unvested post-retirement liabilities as a result of the departure of personnel and a gain from the sale of property formerly used as a branch. The net effect of these events had a minor impact on the net income of the Corporation, but skew comparisons somewhat on individual components of the Consolidated Statements of Income. The discussion that follows further explains these and other changes in the components of net income when comparing the year-to-date results of operations for 2008 and 2007.
Net Interest Income:
Net interest income was $11,967,000 for the first nine months of 2008, as compared to $11,645,000 in the same period in 2007. A 325 basis point reduction in the prime and federal funds rates between January 1, 2007 and September 30, 2008, affected the cost of funding to a greater extent than the yield on earning assets in the year to year comparison.
Interest on loans decreased $527,000, or 3.1%, in the first nine months of 2008 as compared to the same period in 2007. Although average loans outstanding increased by $3.3 million, an average weighted interest rate decrease of 32 basis points, was responsible for lower interest income in comparison to the 2007 period.
Interest earned on investment securities and money market investments decreased $431,000 in the first nine months of 2008 as compared to 2007, with average balances decreasing $3.2 million during the period. The yield on money market investments (federal funds and interest bearing deposits) decreased by 155 basis points in the nine months of 2008 as compared to the same period in 2007, due to the reduction in the federal funds target rate from 5.25% on January 1, 2007 to 2.00% as of September 30, 2008. Likewise, the overall pre-tax yield on the investment securities portfolio decreased during that same timeframe by 34 basis points.
Average interest-bearing deposits and securities sold under agreements to repurchase declined by $1,987,000, while average non-interest bearing deposits grew by $3,812,000, when comparing the first nine months of 2008 to the same period in 2007. This change in the mix of deposits, in addition to the lower general rate environment, contributed to the reduction in the cost to fund earning assets, which was reduced by 44 basis points, to 2.42%, in the first nine months of 2008.
Total average earning assets during the first nine months of 2008 were $388,092,000, compared to $388,001,000 during the first nine months of 2007, yielding 6.53% in 2008 versus 6.87% in 2007. Funding costs for the earning assets were 2.42% and 2.86%, for the nine months ended September 30, 2008 and 2007, respectively. Net interest margin on a fully tax-equivalent basis for the first nine months of 2008 was 4.30%. For the same period in 2007, the fully-tax equivalent net interest margin was 4.14%.
Provision for Loan Losses:
In the first nine months of 2008, the provision made for loan losses was $291,000. Management regularly reviews the adequacy of the loan loss reserve and makes assessments as to specific loan impairment, historical charge-off expectations, general economic conditions in the Bank’s market area, specific loan quality and other factors. In the first nine months of 2007, a loan loss provision of $90,000 was recorded. As of September 30, 2008, loan balances had increased by $19.1 million since year-end 2007, creating a need for an increased allowance for loan losses. Conversely, loan balances had declined by $7.4 million from December 31, 2006 to September 30, 2007. Additionally, non-performing loans have increased since year-end 2007, collateral values for several loans for which specific reserves have been identified have deteriorated, requiring an increased reserve.
Noninterest income:
For the first nine months in 2008, non-interest income, exclusive of gains recorded on securities and securities impairment charges, exceeded non-interest income in the same period in 2007 by $369,000, or 11.7%. During the second quarter of 2008, death benefits from a bank-owned insurance policy were received, from which $179,000 was recorded as a gain. Income from our unconsolidated subsidiary was $152,000, representing earnings recorded under the equity method of accounting for the ownership of 39.16% of the First National Bank of Liverpool during the first nine months of 2008, an increase of $16,000, or 11.8%, as compared to the same nine months of the previous year. Other non-interest income increased by $102,000 in the first nine months of 2008 compared to the same period in 2007. The Corporation is a VISA member bank that received funds from VISA for the partial redemption of Class B shares that were created as a result of VISA’s IPO. The redemption amount was $38,000 and was recorded as other non-interest income, primarily causing the positive variance to the prior year. The Corporation holds the remaining Class B shares that are restricted from sale for three years. During that time, VISA may redeem some or all of the remaining shares from the member banks. We believe that, if the remaining shares are not redeemed by the end of the three year period, the Class B shares will all be converted into Class A common shares that are publicly traded. The remainder of the increase in other non-interest income is attributed primarily to the fees earned from the increased sales of title insurance. Income from trust services decreased by $41,000, or 11.6%, as market values of assets managed, upon which trust fees are based, have declined in the economic conditions of 2008.
In the second quarter of 2008, a property that had formerly been used as a branch office was sold. The sale price of the property yielded a gain to the Corporation of $58,000 and was included in non-interest income as a portion of “Gain on Sales of Other Assets”.
The Corporation recognized a gain of $33,000 on securities transactions in the first nine months of 2008 as compared to a $14,000 gain in the same period of 2007. In the second quarter of 2008, it was determined that there was an other-than-temporary loss on six equities in the Corporation’s common stock portfolio and, accordingly, an impairment charge to earnings of $393,000 was recorded. In the same period one year ago, an impairment charge of $33,000 was also recorded on a single common stock.
As a percentage of average assets, annualized non-interest income, exclusive of net gains (losses) on the sale of securities and impairment charge, was 1.10% in the first nine months of 2008 as compared to 0.99% in the same period of 2007. Non-interest income recorded as a result of life insurance proceeds added 6 basis points to 2008’s ratio, while the gain on the sale of property added 2 basis points.
Noninterest expense:
Total non-interest expense decreased $47,000, or 0.5%, in the first nine months of 2008 as compared to the same period in 2007. Employee compensation and benefits costs decreased by $38,000, or 0.8%, in the first nine months of 2008 compared to the first nine months of 2007. In 2008, the addition of expense associated with post-retirement benefits in the form of split-dollar insurance, as well as routine staff compensation increases, offset the positive variance created by the forfeiture of certain unvested benefits.
As a percentage of average assets, annualized noninterest expense in the first nine months of 2008 was 2.83% as compared to 2.87% in the same period of 2007.
Provision for income taxes:
Income tax expense in the first nine months of 2008 was $42,000, or 2.7%, less than in the same time period in 2007. The effective tax rate in 2008 was 26.1% versus 27.8% in 2007. The ratio of tax-free interest-earning assets to total assets rose from 6.6% in 2007 to 9.5% in 2008, providing for a greater amount of non-taxable interest income. Income from bank-owned life insurance, which is also tax-exempt, has grown in 2008 as compared to 2007, due to the purchase of additional single-premium policies late in 2007. The item having the most influence in reducing the effective tax rate, however, was the tax-free proceeds from the death claim on the insurance policies, as discussed earlier.
Liquidity:
The objective of liquidity management is to ensure that sufficient funding is available, at a reasonable cost, to meet the ongoing operational cash needs of the Corporation and to take advantage of income producing opportunities as they arise. While the desired level of liquidity will vary depending upon a variety of factors, it is the primary goal of the Corporation to maintain a high level of liquidity in all economic environments. Principal sources of asset liquidity are provided by securities maturing in one year or less, other short-term investments such as federal funds sold and cash and due from banks. Liability liquidity, which is more difficult to measure, can be met by attracting deposits and maintaining the core deposit base. The Corporation is a member of the Federal Home Loan Bank of Pittsburgh for the purpose of providing short-term liquidity when other sources are unable to fill these needs. During the first nine months of 2008, the average balance of short-term borrowings from the Federal Home Loan Bank was $401,000, with $7,000,000 outstanding on September 30, 2008. As of September 30, 2008, the Corporation had long-term debt of $5,000,000 and had unused borrowing capacity with the Federal Home Loan Bank of $186 million.
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
Off-Balance Sheet Arrangements:
The Corporation’s consolidated financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk, credit risk, and interest rate risk. These commitments consist mainly of loans approved but not yet funded, unused lines of credit and letters of credit issued using the same credit standards as on-balance sheet instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Letters of credit are conditional commitments issued to guarantee the financial performance obligation of a customer to a third party. Unused commitments and letters of credit at September 30, 2008, were $52,297,000 and $640,000, respectively. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation. Management believes that any amounts actually drawn upon can be funded in the normal course of operations.
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
At September 30, 2008, the Bank exceeded the regulatory requirements to be considered a “well capitalized” financial institution, i.e., a leverage ratio exceeding 5%, Tier 1 capital exceeding 6% and total capital exceeding 10%.
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
Recent declines and volatility in the values of financial institution stocks have significantly reduced the likelihood of realizing significant gains in the near-term. Although the Corporation has realized occasional gains from this portfolio in the past, the primary objective of the portfolio is to achieve value appreciation in the long term while earning consistent attractive after-tax yields from dividends. However, based upon the analysis performed as of June 30, 2008, management deemed a number of the declines in market value of common stocks held to have impairment that was “other-than-temporary”. As a result, a charge to earnings of $393,000 was recorded. The carrying value of the financial institutions stocks accounted for only 0.3% of the Corporation’s total assets as of September 30, 2008. There is no assurance that further declines in market values of the common stock portfolio in the future will not result in further “other-than-temporary” impairment charges, depending upon facts and circumstances present.
The equity investments in the Corporation’s portfolio had an adjusted cost basis of approximately $1,371,000 and a fair value of $1,358,000 at September 30, 2008. Net unrealized losses in this portfolio were approximately $13,000 at September 30, 2008.
In addition to its equity portfolio, the Corporation’s investment management and trust services revenue could be impacted by fluctuations in the securities markets. A portion of the Corporation’s trust revenue is based on the value of the underlying investment portfolios. If securities values decline, the Corporation’s trust revenue could be negatively impacted.
Interest rate risk creates exposure in two primary areas. First, changes in rates have an impact on the Corporation’s liquidity position and could affect its ability to meet obligations and continue to grow. Second, movements in interest rates can create fluctuations in the Corporation’s net interest income and changes in the economic value of equity.
The primary objective of the Corporation’s asset-liability management process is to maximize current and future net interest income within acceptable levels of interest rate risk while satisfying liquidity and capital requirements. Management recognizes that a certain amount of interest rate risk is inherent, appropriate and necessary to ensure profitability. A simulation analysis is used to assess earnings and capital at risk from movements in interest rates. The model considers three major factors of (1) volume differences, (2) repricing differences and (3) timing in its income simulation. The model disseminates data into appropriate repricing buckets, based upon the static position at the time of the analysis. The interest-earning assets and interest-bearing liabilities are assigned a multiplier to simulate how much that particular balance sheet item would re-price when interest rates change. Finally, the estimated timing effect of rate changes is applied, and the net interest income effect is determined on a static basis (as if no other factors were present). As the table below indicates, based upon rate shock simulations on a static basis, the Corporation appears to be in a neutral position, which is slightly liability sensitive. Over a one-year period, the effect of a 100 and 150 basis point rate decrease would add about $178,000 and $267,000, respectively, to net interest income. Conversely, the effect of a 100 and 200 basis point increase would result in lower net interest income by $178,000 and $357,000, respectively. The modeling process is continued by further estimating the impact that imbedded options and probable internal strategies may have in the changing-rate environment. Examples of imbedded options are floor and ceiling features in adjustable rate mortgages and call features on securities in the investment portfolio. Probable internal strategies would include loan and deposit pricing methodologies employed to mitigate the negative effects that certain rate environments could have on the net interest margin. For example, rate changes on certain core transaction deposits may be more likely to occur in a declining rate environment than in a rising rate environment. Applying the likely results of all known imbedded options and likely internal pricing strategies to the simulation produces different results from the static position assumptions. Over a one-year period, 100 and 150 basis point rate decreases would add $112,000 and $238,000, respectively, to net interest income. The effect of a 100 and 200 basis point increase would likewise result in lower net interest income by approximately $147,000 and $252,000, respectively. Juniata’s rate risk policies provide for maximum limits on net interest income that can be at risk for 100 through 200 basis point changes in interest rates.

Effect of Interest Rate Risk on Net Interest Income
(Dollars in thousands)

	Change in Net	Change in Net
Change in	Interest Income	Interest Income	Total Change in
Interest Rates	Due to Interest	Due to Imbedded	Net Interest
(Basis Points)	Rate Risk (Static)	Options	Income

200	$(357)	$105	$(252)
100	(178)	31	(147)
0	—	—	—
-100	178	(66)	112
-150	267	(29)	238
The net interest income at risk position remained within the guidelines established by the Corporation’s asset/liability policy.
No material change has been noted in the Bank’s equity value at risk. Please refer to the Annual Report on Form 10-K as of December 31, 2007 for further discussion of this matter.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of September 30, 2008, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 (“Exchange Act”), Rule 13a-15(e). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Corporation reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.
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
Item 1A. RISK FACTORS
The following risk factors supplement the risk factors that were disclosed in the Annual Report on Form 10-K as of December 31, 2007.
Business Risks
A Prolonged Economic Downturn, Especially One Affecting Our Geographic Market Areas, Could Reduce Our Customer Base, Our Level of Deposits and Demand for Financial Products, Such As Loans
We are in uncertain economic times, including uncertainty with respect to financial markets that have been volatile as a result of sub-prime mortgage related and other matters. The level of our success significantly depends upon the growth in population, income levels, deposits and housing starts in our geographic markets. If the communities in which we operate do not grow, or if prevailing economic conditions locally or nationally are unfavorable, our business may be negatively affected. A prolonged economic downturn would likely contribute to the deterioration of the credit quality of our loan portfolio and reduce our level of customer deposits, which in turn would hurt our business. If the current economic downturn in the economy as a whole, or in our geographic market areas, continues for a prolonged period, borrowers may be less likely to repay their loans as scheduled or at all. Moreover, the value of real estate or other collateral that may secure our loans could be adversely affected. A prolonged economic downturn could, therefore, result in losses that could materially and adversely affect our business.
Capital Market Risks
Difficult Conditions in the Capital Markets and the Economy Generally May Materially Adversely Affect Our Business and Results of Operations and We Do Not Expect These Conditions to Improve in the Near Future
Our results of operations are materially affected by conditions in the general economy. The capital and credit markets have been experiencing extreme volatility and disruption for more than twelve months. In recent weeks, the volatility and disruption have reached unprecedented levels. In many cases, these markets have produced downward pressure on stock prices of, and credit availability to, certain companies without regard to those companies’ underlying financial strength.
Factors such as consumer spending, business investment, government spending, the volatility and strength of the capital markets, and inflation all affect the business and economic environment and, ultimately, the amount and profitability of our business. In an economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, the demand for our financial products could be adversely affected. Adverse changes in the economy could affect earnings negatively and could have a material adverse effect on our business, results of operations and financial condition. The current financial crisis has also raised the possibility of future legislative and regulatory actions in addition to the recent enactment of the Emergency

Economic Stabilization Act of 2008 (the “EESA”) that could further impact our business. We cannot predict whether or when such actions may occur, or what impact, if any, such actions could have on our business, results of operations and financial condition.
There Can be No Assurance that Actions of the U.S. Government, Federal Reserve and Other Governmental and Regulatory Bodies For the Purpose of Stabilizing the Financial Markets Will Achieve the Intended Effect
In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, President Bush signed the EESA into law. Pursuant to the EESA, the U.S. Treasury has the authority to, among other things, purchase up to $700 billion of mortgage-backed and other securities from financial institutions for the purpose of stabilizing the financial markets. The Federal Government, Federal Reserve and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis. There can be no assurance as to what impact such actions will have on the financial markets, including the extreme levels of volatility currently being experienced. Such continued volatility could materially and adversely affect our business, financial condition and results of operations, or the trading price of our common stock.
On October 14, 2008, after receiving a recommendation from the boards of the FDIC and the Federal Reserve, and consulting with the President, Federal Reserve Secretary Paulson signed the systemic risk exception to the FDIC Act, enabling the FDIC to temporarily provide a 100% guarantee of the senior debt of all FDIC-insured institutions and their holding companies, as well as deposits in non-interest bearing transaction deposit accounts under a Temporary Liquidity Guarantee Program. Coverage under the Temporary Liquidity Guarantee Program is available until December 5, 2008 without charge and thereafter, through December 31, 2009 at a cost of 75 basis points per annum for senior unsecured debt and 10 basis points per annum for non-interest bearing transaction deposits. The Corporation is assessing the desirability of participation in the Temporary Liquidity Guarantee Program but has not yet made a definitive decision as to whether it will participate.
Our Future Growth May Require Us To Raise Additional Capital In The Future, But That Capital May Not Be Available When It Is Needed
We are required by regulatory authorities to maintain adequate levels of capital to support our operations. We anticipate that our current capital levels will satisfy our regulatory requirements for the foreseeable future.
On October 3, 2008, the Troubled Asset Relief Program (“TARP”) was signed into law. TARP gave the US Treasury authority to deploy up to $750 billion into the financial system with an objective of improving liquidity in capital markets. On October 24, 2008, Treasury announced plans to direct $250 billion of this authority into preferred stock investments in banks. The Corporation does not expect to be a participant in this Treasury preferred stock program given its “well-capitalized” condition, high-quality loan portfolio, appropriate allowance for loan losses, strong operating earnings and adequate liquidity. However, we may, at some point in the future, need to raise additional capital to support our continued growth, and our ability to raise additional capital at that time will depend, in part, on conditions in the capital markets at that time, which are outside our control, and our financial performance. Accordingly, we may be unable to raise additional capital, if and when needed, on terms acceptable to us, or at all. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired. In addition, if we decide to raise additional equity capital, your interest could be diluted.
The Soundness of Other Financial Institutions Could Adversely Affect Us
Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, insurance companies, mutual funds and other institutional clients. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due us. There is no assurance that any such losses would not materially and adversely affect our results of operations or earnings.
Regulatory Risk
Recent Negative Developments In The Financial Industry And The Credit Markets May Subject Us To Additional Regulation
As a result of the recent global financial crisis, the potential exists for new federal or state laws and regulations regarding lending and funding practices and liquidity standards to be promulgated, and bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement orders. Negative developments in the financial industry and the domestic and international credit markets, and the impact of new legislation in response to those developments, may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance.
The FDIC deposit insurance assessments that we are required to pay may materially increase in the future, which would have an adverse effect on our earnings
As a member institution of the FDIC, we are required to pay semi-annual deposit insurance premium assessments to the FDIC. During the year ended December 31, 2007, we paid $42,000 in deposit insurance assessments and during the first nine months of 2008, we paid approximately $35,000. Due to the recent failure of several unaffiliated FDIC insurance depository institutions, we know that the deposit insurance premium assessments paid by all banks will increase. If the deposit insurance premium assessment rate applicable to us increases significantly, our earnings could be adversely impacted.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information on repurchases by the Corporation of its common stock in each month of the quarter ended September 30, 2008:

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number	Average	Part of Publicly	Shares that May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	per Share	Programs	Plans or Programs (1)

July 1-31, 2008	—	$—	—	64,336
August 1-31, 2008	34,800	20.90	34,800	29,536
September 1-30, 2008	11,000	20.46	11,000	218,536

Totals	45,800	$20.80	45,800	218,536

(1)	On March 23, 2001, the Corporation announced plans to buy back 100,000 (200,000 on a post-split basis) shares of its common stock. There is no expiration date to this buyback plan, but subsequent to the initial plan, the Board of Directors authorized the repurchase of 400,000 additional shares in 2005 and then authorized 200,000 additional shares in September of 2008. As of November 7, 2008, the number of shares that may yet be purchased under the program was 218,536. No repurchase plan or program expired during the period covered by the table. The Corporation has no stock repurchase plan or program that it has determined to terminate prior to expiration or under which it does not intend to make further purchases.

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

Juniata Valley Financial Corp. (Registrant)
Date 11-07-2008	By	/s/ Francis J. Evanitsky
Francis J. Evanitsky, President and
Chief Executive Officer

Date 11-07-2008	By	/s/ JoAnn N. McMinn
JoAnn N. McMinn, Chief Financial Officer