Form 10-K
period 2008-12-31
JUNIATA VALLEY FINANCIAL CORP
filed 2009-03-13
CIK 714712

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended December 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐   No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $83,444,418. (1)
     There were 4,341,055 shares of the registrant’s common stock outstanding as of March 4, 2009.
(1) The aggregate dollar amount of the voting stock set forth equals the number of shares of the Company’s Common Stock outstanding, reduced by the amount of Common Stock held by officers, directors, shareholders owning in excess of 10% of the Company’s Common Stock and the Company’s employee benefit plans multiplied by the last reported sale price for the Company’s Common Stock on June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter. The information provided shall not be construed as an admission that any officer, director or 10% shareholder of the Company, or any employee benefit plan, may be deemed an affiliate of the Company or that such person or entity is the beneficial owner of the shares reported as being held by such person or entity, and any such inference is hereby disclaimed.
DOCUMENTS INCORPORATED BY REFERENCE
(Specific sections incorporated are identified under applicable items herein)
     Certain portions of the Company’s Annual Report to Shareholders for the year ended December 31, 2008 are incorporated by reference in Parts I and II of this Report.
     With the exception of the information incorporated by reference in Parts I and II of this Report, the Company’s Annual Report to Shareholders for the year ended December 31, 2008 is not to be deemed “filed” with the Securities and Exchange Commission for any purpose.
     Certain portions of the Company’s Proxy Statement to be filed in connection with its 2009 Annual Meeting of Shareholders are incorporated by reference in Part III of this Report; provided, however, that any information in such Proxy Statement that is not required to be included in this Annual Report on Form 10-K shall not be deemed to be incorporated herein or filed for the purposes of the Securities Act of 1933 or the Securities Exchange Act of 1934.
     Other documents incorporated by reference are listed in the Exhibit Index.

PART I
ITEM 1. BUSINESS
Overview
Juniata Valley Financial Corp. (the “Company” or “Juniata”) is a Pennsylvania corporation that was formed in 1983 as a result of a plan of merger and reorganization of The Juniata Valley Bank (the “Bank”). The plan was approved by the various regulatory agencies on June 7, 1983 and Juniata, a one-bank holding company, registered under the Bank Holding Company Act of 1956. The Bank is the oldest independent commercial bank in Juniata and Mifflin Counties, having originated under a state bank charter in 1867. The Company has one reportable segment, consisting of the Bank, as described in Note 1 of Notes to Consolidated Financial Statements contained in the Company’s 2008 Annual Report to Shareholders (“2008 Annual Report”); the 2008 Annual Report is incorporated by reference into Item 8 of this report.
Nature of Operations
Juniata operates primarily in central Pennsylvania with the purpose of delivering financial services within its local market. The Company provides retail and commercial banking services through 12 offices in the following locations: five community offices in Juniata County; five community offices in Mifflin County, as well as a financial services office; one community office in each of Perry and Huntingdon counties; and a loan production office in Centre County. The Company offers a full range of consumer and commercial banking services. Consumer banking services include: Internet banking; telephone banking; eight automated teller machines; personal checking accounts; club accounts; checking overdraft privileges; money market deposit accounts; savings accounts; debit cards; certificates of deposit; individual retirement accounts; secured and unsecured lines of credit; construction and mortgage loans; and safe deposit boxes. Commercial banking services include: low and high-volume business checking accounts; Internet account management services; ACH origination; payroll direct deposit; commercial lines of credit; commercial letters of credit; commercial term and demand loans. Comprehensive trust, asset management and estate services are provided, and the Company has a contractual arrangement with a broker-dealer to offer a full range of financial services, including annuities, mutual funds, stock and bond brokerage services and long-term care insurance to the Bank’s customers. Management believes it has a relatively stable deposit base with no major seasonal depositor or group of depositors. Most of the Company’s commercial customers are small and mid-sized businesses in central Pennsylvania.
Juniata’s loan policies are updated periodically and are presented for approval to the Board of Directors of the Bank. The purpose of the policies is to grant loans on a sound and collectible basis, to invest available funds in a safe, profitable manner, to serve the credit needs of the communities in Juniata’s primary market area and to ensure that all loan applicants receive fair and equal treatment in the lending process. It is the intent of the underwriting policies to seek to minimize loan losses by requiring careful investigation of the credit history of each applicant, verifying the source of repayment and the ability of the applicant to repay, securing those loans in which collateral is deemed to be required, exercising care in the documentation of the application, review, approval and origination process and administering a comprehensive loan collection program.
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
The Company’s primary source of funds is deposits, consisting of transaction type accounts, such as demand deposits and savings accounts, and time deposits, such as certificates of deposits. The majority of deposits have been made by customers residing or located in Juniata’s market area. No material portion of the deposits has been obtained from a single or small group of customers, and the Company believes that the loss of any customer’s deposits or a small group of customers’ deposits would not have a material adverse effect on the Company.

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
In commercial transactions, the Company believes that the Bank’s legal lending limit to a single borrower (approximately $6,420,000 as of December 31, 2008) enables it to compete effectively for the business of small and mid-sized businesses. However, this legal lending limit is considerably lower than that of various competing institutions and thus may act as a constraint on the Bank’s effectiveness in competing for financings in excess of the limit.
In consumer transactions, the Bank believes that it is able to compete on a substantially equal basis with larger financial institutions because it offers competitive interest rates on savings and time deposits and on loans.
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
Other competitors, including credit unions, consumer finance companies, insurance companies and money market mutual funds, compete with certain lending and deposit gathering services offered by the Bank. The Bank also competes with insurance companies, investment counseling firms, mutual funds and other business firms and individuals in corporate and trust investment management services.
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
The FDIC is authorized to set the reserve ratios for the Deposit Insurance Fund annually at between 1.15% and 1.5% of estimated insured deposits. Insured depository institutions that were in existence on December 31, 1996 and paid assessments prior to that date (or their successors) are entitled to a one-time credit against future assessments based on their past contributions to the BIF or SAIF. The Bank was able to offset the majority of its deposit insurance premium for 2008 with the special assessment credit, and expects to use the remainder of the credit in the first quarter of 2009.
Recent bank failures significantly increased the Deposit Insurance Fund’s losses. As a result of a decline in the reserve ratio of the Deposit Insurance Fund, the FDIC Board adopted a restoration plan and also raised assessment rates. Other changes included are primarily to ensure that riskier institutions will bear a greater share of the proposed increase in assessments. The FDIC’s final rule raises the current assessment rates uniformly by 7 basis points for the first quarter 2009 assessment period, and ranges from 12 to 50 basis points. Institutions in the lowest risk category — Risk Category I — will pay between 12 and 14 basis points. Effective April 1, 2009, the rule widens the range of rates overall and within Risk Category I. Initial base assessment rates would range between 12 and 45 basis points — 12 -16 basis points for Category I. The initial base rates for risk categories II, III and IV would be 20, 30 and 45 basis points, respectively. For institutions in any risk category, assessment rates will rise above initial rates for institutions relying significantly on secured liabilities. Assessment rates will increase for institutions with a ratio of secured liabilities (repurchase agreements, Federal Home Loan Bank advances, secured Federal Funds purchased and other secured borrowings) to domestic deposits of greater than 15%, with a maximum of 50% above the rate before such adjustment.
On February 27, 2009, the FDIC also adopted an interim rule that would impose a 20 basis point special emergency assessment, payable on September 30, 2009. The interim rule also permits the Board to impose an emergency special assessment after June 30, 2009, of up to 10 basis points, if necessary to maintain public confidence in federal deposit insurance.
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
A satisfactory safety and soundness rating, particularly with regard to capital adequacy, and a satisfactory Community Reinvestment Act rating, are generally prerequisites to obtaining federal regulatory approval to make acquisitions and open branch offices. As of December 31, 2008, the Bank was rated “satisfactory” under the

Community Reinvestment Act and was a “well capitalized” bank. An institution’s Community Reinvestment Act rating is considered in determining whether to grant charters, branches and other deposit facilities, relocations, mergers, consolidations and acquisitions. Less than satisfactory performance may be the basis for denying an application.
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
The operations of the Bank are also subject to numerous Federal, state and local laws and regulations which set forth specific restrictions and procedural requirements with respect to interest rates on loans, the extension of credit, credit practices, the disclosure of credit terms and discrimination in credit transactions. The Bank also is subject to certain limitations on the amount of cash dividends that it can pay. See Note 15 of Notes to Consolidated Financial Statements, contained in the 2008 Annual Report, which is included in Exhibit 13 to this report and incorporated by reference in this Item 1.
The Company and the Bank are also subject to the following rules and regulations:
Capital Regulation. The Company and the Bank are subject to risk-based and leverage capital standards by which all bank holding companies and banks are evaluated in terms of capital adequacy. The risk-based capital standards relate a banking company’s capital to the risk profile of its assets and require that bank holding companies and banks must have Tier 1 capital of at least 4% of its total risk-adjusted assets, and total capital, including Tier 1 capital, equal to at least 8% of its total risk-adjusted assets. Tier 1 capital includes common stockholders’ equity and qualifying perpetual preferred stock together with related surpluses and retained earnings. The remaining portion of this capital standard, known as Tier 2 capital, may be comprised of limited life preferred stock, qualifying subordinated debt instruments and the reserves for possible loan losses.
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
See Note 15 of Notes to Consolidated Financial Statements, contained in the 2008 Annual Report and incorporated by reference in this Item 1, for a table that provides the Company’s risk based capital ratios and leverage ratio.
Federal Banking Agencies have broad powers to take corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are “well capitalized,” “adequately capitalized,” “under capitalized”, “significantly undercapitalized,” or “critically undercapitalized.” As of December 31, 2008, the Bank was a “well-capitalized” bank, as defined by the FDIC.
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
Employees
As of December 31, 2008, the Company had a total of 124 full-time employees and 26 part-time employees.
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

ITEM 1A. RISK FACTORS
In analyzing whether to make or to continue an investment in the Company, investors should consider, among other factors, the following:
Changes in interest rates may have an adverse effect on the Company’s profitability. The operations of financial institutions such as the Company are dependent to a large degree on net interest income, which is the difference between interest income from loans and investments and interest expense on deposits and borrowings. An institution’s net interest income is significantly affected by market rates of interest that in turn are affected by prevailing economic conditions, by the fiscal and monetary policies of the federal government and by the policies of various regulatory agencies. The Federal Reserve Board (FRB) regulates the national money supply in order to manage recessionary and inflationary pressures. In doing so, the FRB may use techniques such as engaging in open market transactions of U.S. Government securities, changing the discount rate and changing reserve requirements against bank deposits. The use of these techniques may also affect interest rates charged on loans and paid on deposits. The interest rate environment, which includes both the level of interest rates and the shape of the U.S. Treasury yield curve, has a significant impact on net interest income. See the section entitled “Market / Interest Rate Risk” and Table 5 — “Maturity Distribution” in Management’s Discussion and Analysis of Financial Condition in the 2008 Annual Report, incorporated by reference in this Item 1A for a discussion of the effects on net interest income over a twelve month period beginning on December 31, 2008 of simulated interest rate changes. Like all financial institutions, the Company’s balance sheet is affected by fluctuations in interest rates. Volatility in interest rates can also result in disintermediation, which is the flow of deposits away from financial institutions into direct investments, such as US Government and corporate securities and other investment vehicles, including mutual funds, which, because of the absence of federal insurance premiums and reserve requirements, generally pay higher rates of return than bank deposit products. See “Item 7: Management’s Discussion of Financial Condition and Results of Operations” and “Item 7A: Quantitative and Qualitative Disclosure about Market Risk”.
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
Declines in value may adversely impact the investment portfolio.
We reported non-cash, other-than-temporary impairment charges totaling $554,000 for the year ended December 31, 2008, representing reductions in fair value below original cost of investments in common stocks of eight financial institutions. We may be required to record future impairment charges on our investment securities if they suffer further declines in value that are considered other-than-temporary. Considerations used to determine other-than-temporary impairment status to individual holdings include the length of time the stock has remained in an unrealized loss position, and the percentage of unrealized loss compared to the carrying cost of the stock, dividend reduction or suspension, market analyst reviews and expectations, and other pertinent news that would affect expectations for recovery or further decline.
Recent negative developments in the financial services industry and U.S. and global credit markets may adversely impact our results of operations and our stock price.
The recent national and global economic downturn has resulted in unprecedented levels of financial market volatility which may depress the market value of financial institutions, limit access to capital or have a material adverse effect on the financial condition or results of operations of banking companies. In addition, the possible duration and severity of the adverse economic cycle is unknown and may exacerbate our exposure to credit risk. The United States Treasury and the Federal Deposit Insurance Corporation (FDIC) have initiated programs to address economic stabilization, yet the effectiveness of these programs in stabilizing the economy and the banking system at large are uncertain.
Negative developments in the latter half of 2007 and 2008 in the subprime mortgage market and the securitization markets for such loans have resulted in uncertainty in the financial markets in general with the expectation of the general economic downturn continuing through 2009. As a result of this “credit crunch,” commercial as well as consumer loan portfolio performances have deteriorated at many institutions and the competition for deposits and quality loans has increased significantly, due to liquidity concerns at many financial institutions. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. Stock prices of bank holding companies, like ours, have been negatively affected by the current condition of the financial markets, as has our ability, if needed, to raise capital or borrow in the debt markets compared to recent years. As a result, financial institution regulatory agencies are expected to be very aggressive in responding to concerns and trends regarding lending and funding practices and liquidity standards identified in examinations, including issuing many formal enforcement actions. Negative developments in the financial services industry and the impact of potential new legislation and regulations in response to those developments could negatively impact our business by restricting our operations, including our ability to originate or sell loans or raise additional capital, and could adversely impact our financial performance and stock price.
Changes in economic conditions and related uncertainties may have an adverse affect on the Company’s profitability. Commercial banking is affected, directly and indirectly, by local, domestic, and international economic and political conditions, and by governmental monetary and fiscal policies. Conditions such as inflation, recession, unemployment, volatile interest rates, tight money supply, real estate values, international conflicts and other factors beyond the Company’s control may adversely affect the potential profitability of the Company. Any future rises in interest rates, while increasing the income yield on the Company’s earnings assets, may adversely affect loan demand and the cost of funds and, consequently, the profitability of the Company. Any future decreases in interest rates may adversely affect the Company’s profitability because such decreases may reduce the amounts that the Company may earn on its assets. A continued recessionary climate could result in the delinquency of outstanding loans. Management does not expect any one particular factor to have a material effect on the Company’s results of operations. However, downtrends in several areas, including real estate, construction and consumer spending, could have a material adverse impact on the Company’s profitability.
Our results of operations are significantly affected by the ability of our borrowers to repay their loans.
Lending money is an essential part of the banking business. However, borrowers do not always repay their loans. The risk of non-payment is affected by credit risks of a particular borrower, changes in economic and industry conditions, the duration of the loan and in the case of a collateralized loan, uncertainties as to the future value of the collateral.
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
Our deposit insurance premium could be substantially higher in the future which would have an adverse effect on our future earnings.
The FDIC insures deposits at FDIC-insured financial institutions, including Juniata. The FDIC charges the insured financial institutions premiums to maintain the Deposit Insurance Fund at a certain level. Current economic conditions have increased bank failures and expectations for further failures, which may result in the FDIC making more payments from the Deposit Insurance Fund and, in connection therewith, raising deposit premiums. In February 2009, the FDIC finalized a rule that increases premiums paid by insured institutions and makes other changes to the assessment system. Additionally, the FDIC adopted an interim rule that imposes an emergency special assessment in the second quarter of 2009 and further gives the FDIC authority to impose additional emergency special assessments of up to 10 basis points in subsequent quarters. These significant final and proposed increases will adversely affect our net income.
Concern of customers over deposit insurance may cause a decrease in deposits at Juniata.
With the recent news about bank failures, customers are increasingly concerned about the extent to which their deposits are insured by the FDIC. Customers may withdraw deposits in an effort to ensure that the amount they have on deposit with us is fully insured. Decreases in deposits may adversely affect our funding costs and net income.
The actions of the U.S. Government for the purpose of stabilizing the financial markets, or market response to those actions, may not achieve the intended effect, and our results of operations could be adversely affected.
In response to the financial issues affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, the U.S. Congress recently enacted the Emergency Economic Stabilization Act of 2008 (“EESA”). The EESA provides the U.S. Secretary of the Treasury with the authority to establish a Troubled Asset Relief Program (“TARP”) to purchase from financial institutions up to $700 billion of residential or commercial mortgages and any securities, obligations or other instruments that are based on or related to such mortgages, that in each case was originated or issued on or before March 14, 2008, as well as any other financial instrument that the U.S. Secretary of the Treasury, after consultation with the Chairman of the Federal Reserve, determines the purchase of which is necessary to promote financial market stability. As of the date hereof, the Treasury Department has determined not to purchase troubled assets under the program.
As part of the EESA, the Treasury Department has developed a Capital Purchase Program to purchase up to $250 billion in senior preferred stock from qualifying financial institutions. The Capital Purchase Program was designed to strengthen the capital and liquidity positions of viable institutions and to encourage banks and thrifts to increase lending to creditworthy borrowers. The EESA also increases the insurance coverage of deposit accounts to $250,000 per depositor. In a related action, the FDIC established a Temporary Liquidity Guarantee Program under which the FDIC provides a guarantee for newly-issued senior unsecured debt and non-interest bearing transaction deposit accounts at eligible insured institutions. For non-interest bearing transaction deposit accounts, a 10 basis point annual rate surcharge will be applied to deposit amounts in excess of $250,000. We have elected not to participate in the Capital Purchase Program but have opted to participate in the Temporary Liquidity Guarantee Program for the additional coverage for non-interest bearing transaction deposit accounts, available until December 31, 2009. In February 2009, the American Recovery and Reinvestment Act of 2009 (“the Stimulus Bill”) was enacted, which is intended to stabilize the financial markets and slow or reverse the downturn in the U.S. economy, and which revised certain provisions of the EESA.

The U.S. Congress or federal banking regulatory agencies could adopt additional regulatory requirements or restrictions in response to the threats to the financial system and such changes may adversely affect our operations. There can be no assurance that the EESA and its implementing regulations, the Stimulus Bill, the FDIC programs, or any other governmental program will have a positive impact on the financial markets. The failure of the EESA, the Stimulus Bill, the FDIC programs, or any other actions of the U.S. government to stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect the Company’s business, financial condition, results of operations or the trading price of the Company’s common stock.
Fluctuations in the stock market could negatively affect the value of the Company’s common stock. The Company’s common stock is quoted under the symbol “JUVF” on the OTC Bulletin Board, an automated quotation service, made available through, and governed by, the NASDAQ system. There can be no assurance that a regular and active market for the Common Stock will develop in the foreseeable future. See “Item 5: Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.” Investors in the shares of common stock may, therefore, be required to assume the risk of their investment for an indefinite period of time. Current lack of investor confidence in large banks may keep investors away from the banking sector as a whole, causing unjustified deterioration in the trading prices of well-capitalized community banks such as the Company.
“Anti-takeover” provisions may keep shareholders from receiving a premium for their shares. The Articles of Incorporation of the Company presently contain certain provisions which may be deemed to be “anti-takeover” in nature in that such provisions may deter, discourage or make more difficult the assumption of control of the Company by another corporation or person through a tender offer, merger, proxy contest or similar transaction or series of transactions. The overall effects of the “anti-takeover” provisions may be to discourage, make more costly or more difficult, or prevent a future takeover offer, thereby preventing shareholders from receiving a premium for their securities in a takeover offer. These provisions may also increase the possibility that a future bidder for control of the Company will be required to act through arms-length negotiation with the Company’s Board of Directors. Copies of the Articles of Incorporation of the Company are on file with the Securities and Exchange Commission and the Pennsylvania Secretary of State.
If the Company fails to maintain an effective system of internal controls, it may not be able to accurately report its financial results or prevent fraud. As a result, current and potential shareholders could lose confidence in the Company’s financial reporting, which could harm its business and the trading price of its common stock. The Company has established a process to document and evaluate its internal controls over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations, which require annual management assessments of the effectiveness of the Company’s internal controls over financial reporting and a report by the Company’s independent auditors on the effectiveness of the Company’s internal control. In this regard, management has dedicated internal resources, engaged outside consultants and adopted a detailed work plan to (i) assess and document the adequacy of internal controls over financial reporting, (ii) take steps to improve control processes, where appropriate, (iii) validate through testing that controls are functioning as documented and (iv) implement a continuous reporting and improvement process for internal control over financial reporting. The Company’s efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding the Company’s assessment of its internal controls over financial reporting and the Company’s independent auditors’ audit of internal control, and are likely to continue to result in increased expenses. The Company’s management and audit committee have given the Company’s compliance with Section 404 a high priority. The Company cannot be certain that these measures will ensure that the Company implements and maintains adequate controls over its financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm the Company’s operating results or cause the Company to fail to meet its reporting obligations. If the Company fails to correct any issues in the design or operating effectiveness of internal controls over financial reporting or fails to prevent fraud, current and potential shareholders could lose confidence in the Company’s financial reporting, which could harm its business and the trading price of its common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The physical properties of the Company are all owned or leased by the Bank.
The Bank owns and operates exclusively for banking purposes, the buildings located at:
Bridge and Main Streets, Mifflintown, Pennsylvania
218 Bridge Street, Mifflintown, Pennsylvania (its corporate headquarters)
Butcher Shop Road, Mifflintown, Pennsylvania (financial center)
301 Market Street, Port Royal, Pennsylvania (branch office)
R.D. #1 McAlisterville, Pennsylvania (branch office)
Four North Market Street, Millerstown, Pennsylvania (branch office)
Main Street, Blairs Mills, Pennsylvania (branch office)
Monument Square, Lewistown, Pennsylvania (branch office)
20 Prince Street, Reedsville, Pennsylvania (branch office)
100 West Water Street, Lewistown, Pennsylvania (branch office)
302 South Logan Boulevard, Burnham, Pennsylvania (branch office)
571 Main Street, Richfield, Pennsylvania (branch office)
The Bank leases four offices:
Branch Offices —
Juniata Valley Shopping Plaza, RR4, Mifflintown, Pennsylvania (lease expires December 31, 2012)
Wal-Mart Supercenter, Lewistown, Pennsylvania (lease expires October 2011)
Financial Services Office —
129 South Main Street, Lewistown, Pennsylvania (lease expires November 2014)
Loan Production Office —
1350 South Atherton Street, State College, Pennsylvania (lease renews monthly)
The Bank owns property at the corner of Main and School Streets in McAlisterville, Pennsylvania, that was a former branch office and which the Bank is actively attempting to sell.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information:
Information regarding the market for the Company’s stock, the market price of the stock and dividends that the Company has paid is included in the Company’s Annual Report to Shareholders for the year ended December 31, 2008, in the section entitled “Common Stock Market Prices and Dividends,” and is incorporated by reference in this Item 5.
Holders:
As of March 10, 2009, there were approximately 1,826 registered holders of the Company’s outstanding common stock.
For information concerning the Company’s Equity Compensation Plans, see “Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.
Recent Sales of Unregistered Securities:
None
Purchases of Equity Securities:
The Company periodically repurchases shares of its common stock under the share repurchase program approved by the Board of Directors. In September of 2008, the Board of Directors authorized the repurchase of an additional 200,000 shares of its common stock through its Share Repurchase Program. The Program will remain authorized until all approved shares are repurchased, unless terminated by the Board of Directors. There were no shares repurchased from October 1, 2008 through December 31, 2008.

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number	Average	Part of Publicly	Shares that May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	per Share	Programs	Plans or Programs (1)

October 1-31, 2008	—	$—	—	218,536
November 1-30, 2008			—	218,536
December 1-31, 2008			—	218,536

Totals	—		—	218,536

Performance Graph:
The following graph shows the yearly percentage change in the Company’s cumulative total shareholder return on its common stock from December 31, 2003 to December 31, 2008 compared with the Russell 3000 Index and a peer group index (the “Juniata Valley Custom Peer Group”), consisting of seven bank holding companies that operate within our immediate market area. The bank holding companies are First Community Financial Corporation, F.N.B. Corporation, Kish Bancorp, Inc., Mifflinburg Bank & Trust Company, Mid Penn Bancorp, Inc., Northumberland Bancorp and Orrstown Financial Services, Inc. Our 2007 peer group index consisted of eight Pennsylvania bank holding companies, of which three were acquired by other institutions during 2008. The 2007 group, consisting of The ACNB Corporation, Citizens & Northern Corporation, Codorus Valley Bancorp, Inc., Fidelity D&D Bancorp, Inc. and Union National Financial Corp is included in the chart this year for comparative purposes. Management changed the members of the peer group index in 2008 to a group that more closely represents our immediate competitors within the same geographic region. The Company has selected the Russell 3000 Index for inclusion in the graph because it contains a broader array of publicly traded companies and provides a more comprehensive market comparison than the S&P 500.

	Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08

Juniata Valley Financial Corp.	100.00	128.53	153.92	139.03	141.81	136.24
Russell 3000	100.00	111.95	118.80	137.47	144.54	90.61
Juniata Valley Peer Group 2007*	100.00	103.78	100.26	97.57	81.85	74.60
Juniata Valley Custom Peer Group 2008**	100.00	116.60	106.13	115.72	101.56	94.63

*	Juniata Valley Peer Group 2007 consists of ACNB Corporation, Citizens & Northern Corporation, Codorus Valley Bancorp, Inc., Fidelity D&D Bancorp, Inc. and Union National Financial Corp.

**	Juniata Valley Custom Peer Group 2008 consists of First Community Financial Corporation, F.N.B. Corporation, Kish Bancorp, Inc., Mifflinburg Bank & Trust Company, Mid Penn Bancorp, Inc., Northumberland Bancorp, Orrstown Financial Services, Inc.

ITEM 6. SELECTED FINANCIAL DATA
The section entitled “Five Year Financial Summary — Selected Financial Data” in the Company’s Annual Report to Shareholders for the year ended December 31, 2008 is incorporated by reference in this Item 6.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The section entitled “Management’s Discussion and Analysis of Financial Condition” and “Results of Operations” in the Company’s Annual Report to Shareholders for the year ended December 31, 2008 is incorporated by reference in this Item 7.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
The section entitled “Management’s Discussion and Analysis — Financial Condition — Market / Interest Rate Risk” in the Company’s Annual Report to Shareholders for the year ended December 31, 2008 is incorporated by reference in this Item 7A.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Company’s Consolidated Financial Statements and the Notes to Consolidated Financial Statements thereto included in the Company’s Annual Report to Shareholders for the year ended December 31, 2008 is incorporated by reference in this Item 8.
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
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
The Company’s management, with the participation of its CEO and CFO, conducted an evaluation, as of December 31, 2008, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based on this evaluation, the Company’s CEO and CFO concluded that, as of the end of the period covered by this annual report, the Company’s disclosure controls and procedures were effective in reaching a reasonable level of assurance that management is timely alerted to material events relating to the Company during the period when the Company’s periodic reports are being prepared.
Report on Management’s Assessment of Internal Control over Financial Reporting
The management of the Company is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of December 31, 2008, an evaluation was performed under the supervision and with the participation of Management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, management concluded that disclosure controls and procedures as of December 31, 2008 were effective in ensuring material information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized and reported on a timely basis. Additionally, there were no changes in the Company’s internal control over financial reporting.
Management’s responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal control over financial reporting that are designed to produce reliable financial statements in accordance with accounting principles generally accepted in the United States of America. As disclosed in the Report on Management’s Assessment of Internal Control Over Financial Reporting, Management assessed the Company’s system of internal control over financial reporting as of December 31, 2008, in relation to criteria for effective internal control over financial reporting as described in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, Management believes that, as of December 31, 2008, its system of internal control over financial reporting met those criteria and is effective.
The registered public accounting firm that audited the financial statements included in the annual report has issued an attestation report on the registrant’s internal control over financial reporting.

/s/ Francis J. Evanitsky
Francis J. Evanitsky,
President and Chief Executive Officer

/s/ JoAnn N. McMinn
JoAnn N. McMinn,
Chief Financial Officer
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Beard Miller Company LLP Regarding the Company’s Internal Control Over Financial Reporting
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Juniata Valley Financial Corp.
Mifflintown, Pennsylvania
     We have audited Juniata Valley Financial Corp. and its wholly-owned subsidiary’s The Juniata Valley Bank, (the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
     In our opinion, the Company, maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Juniata Valley Financial Corp. and its wholly-owned subsidiary, The Juniata Valley Bank as of December 31, 2008 and 2007 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 13, 2009 expressed an unqualified opinion.

/s/ Beard Miller Company LLP

Beard Miller Company LLP
Lancaster, Pennsylvania March 13, 2009

ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated by reference herein is information appearing in the Proxy Statement for the Annual Meeting of Shareholders to be held on May 19, 2009 under the captions “Directors of the Company”, “Executive Officers of the Company”, “Meetings and Committees of the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance”. The Company has adopted a Code of Ethics that is applicable to the Company’s Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer and other designated senior officers, which can be found in the Investor Information — Governance Documents section of the Company’s website at www.JVBonline.com. The Company will file its Proxy Statement on or before April 29, 2009.
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

Number of
securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in column
	and rights	and rights	a)
Plan Category	a	b	c

Equity compensation plans approved by security holders	85,985	$18.73	544,387
Equity compensation plans not approved by security holders	—	—

Total	85,985	$18.73	544,387

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
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) The following consolidated financial statements of the Company are filed as part of this Form 10-K:
(i)	Report of Independent Registered Public Accounting Firm

(ii)	Consolidated Statements of Financial Condition as of December 31, 2008 and December 31, 2007

(iii)	Consolidated Statements of Income for the fiscal years ended December 31, 2008, December 31, 2007 and December 31, 2006

(iv)	Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2008, December 31, 2007 and December 31, 2006

(v)	Consolidated Statements of Stockholders’ Equity for the fiscal years ended December 31, 2008, December 31, 2007 and December 31, 2006

(vi)	Notes to Consolidated Financial Statements
(a)(2) Financial Statements Schedules. All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and have therefore been omitted.
(a)(3) Exhibits.

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 4.1 to the Company’s Form S-3 registration statement no. 333-129023 filed with the SEC on October 14, 2005)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s report on Form 8-K filed with the SEC on December 21, 2007)

10.1	1982 Directors Deferred Compensation Agreement for A. Jerome Cook*

10.2	1986 Directors Deferred Compensation Agreement for A. Jerome Cook *

10.3	1988 Retirement Program for Directors*

10.4	1991 Directors Deferred Compensation Agreement for A. Jerome Cook *

10.5	1992 Directors Deferred Compensation Agreement for Ronald H. Witherite *

10.6	1993 Directors Deferred Compensation Agreement for Dale G. Nace *

10.7	1999 Directors Deferred Compensation Agreement*

10.8	Director Supplemental Life Insurance/ Split Dollar Plan*

10.9	2004 Executive Annual Incentive Plan (incorporated by reference to Exhibit 10.15 to the Company’s report on Form 10-K filed with the SEC on March 16, 2005)*

10.10	Employment Agreement with Francis Evanitsky (incorporated by reference to Exhibit 10 to the Company’s report on Form 8-K filed with the SEC on June 14, 2005)*

10.11	Amendment to Employment Agreement with Francis Evanitsky (incorporated by reference to the Company’s report on form 8-K filed with the SEC on December 31, 2008).*

10.12	Change of Control Severance Agreement with JoAnn N. McMinn (incorporated by reference to Exhibit 10 to the Company’s report on Form 10-Q filed with the SEC on November 8, 2005).*

10.13	Salary Continuation Agreement with Francis J. Evanitsky (incorporated by reference to Exhibit 10.18 to the Company’s report on Form 10-K filed with the SEC on March 16, 2006)*

10.14	Salary Continuation Agreement with JoAnn N. McMinn (incorporated by reference to Exhibit 10.17 to the Company’s report on Form 10-K filed with the SEC on March 14, 2008)*

10.15	Salary Continuation Agreement with Marcie A. Barber (incorporated by reference to Exhibit 10.17 to the Company’s report on Form 10-K filed with the SEC on March 14, 2008)*

10.16	Change of Control Severance Agreement with Marcie A. Barber (incorporated by reference to Exhibit 10.19 to the Company’s report on Form 8-K filed with the SEC on May 27, 2008).*

13.1	Excerpts from 2008 Annual Report to Shareholders

21.1	Subsidiaries of Juniata Valley Financial Corp.

23.1	Consent of Beard Miller Company LLP

31.1	Rule 13a-4(d) Certification of Francis J. Evanitsky, the Chief Executive Officer

31.2	Rule 13a-4(d) Certification of JoAnn N. McMinn, the Chief Financial Officer

32.1	Section 1350 Certification of Francis J. Evanitsky, the Chief Executive Officer

32.2	Section 1350 Certification of JoAnn N. McMinn, the Chief Financial Officer

*	Denotes a compensatory plan.

(b)	Exhibits. The exhibits required to be filed as part of this report are submitted as a separate section of this report.

(c)	Financial Statements Schedules. None Required.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JUNIATA VALLEY FINANCIAL CORP. (REGISTRANT) Date: March 13, 2009
/s/ Francis J. Evanitsky
By: Francis J. Evanitsky
Director, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Martin L. Dreibelbis

Martin L. Dreibelbis Chairman	March 13, 2009

/s/ Ronald H. Witherite

Ronald H. Witherite Secretary	March 13, 2009

/s/ Philip E. Gingerich, Jr.

Philip E. Gingerich, Jr. Vice Chairman	March 13, 2009

/s/ Joe E. Benner

Joe E. Benner Director	March 13, 2009

/s/ A. Jerome Cook

A. Jerome Cook Director	March 13, 2009

/s/ Jan G. Snedeker

Jan G. Snedeker Director	March 13, 2009

/s/ Francis J. Evanitsky

Francis J. Evanitsky Director, President and Chief Executive Officer	March 13, 2009

/s/ Dale G. Nace

Dale G. Nace Director	March 13, 2009

/s/ Timothy I. Havice

Timothy I. Havice Director	March 13, 2009

/s/ Charles L. Hershberger

Charles L. Hershberger Director	March 13, 2009

/s/ Marshall L. Hartman

Marshall L. Hartman Director	March 13, 2009

/s/ Robert K. Metz, Jr.

Robert K. Metz, Jr. Director	March 13, 2009

/s/ Richard M. Scanlon

Richard M. Scanlon, DMD Director	March 13, 2009

/s/ JoAnn N. McMinn

JoAnn N. McMinn Chief Financial Officer Chief Accounting Officer	March 13, 2009