Form 10-Q
period 2009-03-31
JUNIATA VALLEY FINANCIAL CORP
filed 2009-05-08
CIK 714712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended March 31, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to _____________________________

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

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒ Yes     ☐ No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer”,” large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 8, 2009
Common Stock ($1.00 par value)	4,336,129 shares

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

Juniata Valley Financial Corp. and Subsidiary
Consolidated Statements of Financial Condition
 (Unaudited, Dollar amounts in thousands, except share data)

	March 31,	December 31,
	2009	2008
ASSETS
Cash and due from banks	$8,951	$12,264
Interest bearing deposits with banks	157	193
Federal funds sold	4,000	-
Cash and cash equivalents	13,108	12,457

Interest bearing time deposits with banks	5,325	5,325
Securities available for sale	69,656	64,321
Restricted investment in Federal Home Loan Bank (FHLB) stock	2,197	2,197
Investment in unconsolidated subsidiary	3,224	3,176

Total loans, net of unearned interest	309,642	315,132
Less: Allowance for loan losses	(2,532)	(2,610)
Total loans, net of allowance for loan losses	307,110	312,522
Premises and equipment, net	7,265	7,374
Bank owned life insurance and annuities	12,696	12,582
Core deposit intangible	333	344
Goodwill	2,046	2,046
Accrued interest receivable and other assets	6,582	5,740
Total assets	$429,542	$428,084
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing	$49,685	$54,200
Interest bearing	316,446	302,831
Total deposits	366,131	357,031

Securities sold under agreements to repurchase	2,307	1,944
Short-term borrowings	-	8,635
Long-term debt	5,000	5,000
Other interest bearing liabilities	1,102	1,096
Accrued interest payable and other liabilities	6,201	5,893
Total liabilities	380,741	379,599
Stockholders' Equity:
Preferred stock, no par value:
Authorized - 500,000 shares, none issued
Common stock, par value $1.00 per share:
Authorized - 20,000,000 shares
Issued - 4,745,826 shares
Outstanding -
4,333,455 shares at March 31, 2009;
4,341,055 shares at December 31, 2008	4,746	4,746
Surplus	18,334	18,324
Retained earnings	35,343	34,758
Accumulated other comprehensive loss	(1,398)	(1,247)
Cost of common stock in Treasury:
412,371 shares at March 31, 2009;
404,771 shares at December 31, 2008	(8,224)	(8,096)
Total stockholders' equity	48,801	48,485
Total liabilities and stockholders' equity	$429,542	$428,084

See accompanying notes to consolidated financial statements.

Juniata Valley Financial Corp. and Subsidiary
Consolidated Statements of Income
 (Unaudited)
(Dollar amounts in thousands, except share data)

	Three Months Ended
	March 31,
	2009	2008
Interest income:
Loans, including fees	$5,289	$5,526
Taxable securities	308	446
Tax-exempt securities	281	246
Federal funds sold	56	70
Other interest income	2	75
Total interest income	5,936	6,363
Interest expense:
Deposits	1,878	2,446
Securities sold under agreements to repurchase	1	26
Short-term borrowings	1	-
Long-term debt	34	-
Other interest bearing liabilities	5	9
Total interest expense	1,919	2,481
Net interest income	4,017	3,882
Provision for loan losses	135	32
Net interest income after provision for loan losses	3,882	3,850
Noninterest income:
Trust fees	84	123
Customer service fees	372	392
Earnings on bank-owned life insurance and annuities	106	124
Commissions from sales of non-deposit products	108	211
Income from unconsolidated subsidiary	48	42
Gain on sale of securities	-	13
Gain (loss) on sales of other assets	6	(6)
Prior period income from insurance sales	323	-
Other noninterest income	195	233
Total noninterest income	1,242	1,132
Noninterest expense:
Employee compensation expense	1,286	1,255
Employee benefits	444	437
Occupancy	239	232
Equipment	162	179
Data processing expense	333	334
Director compensation	110	114
Professional fees	121	84
Taxes, other than income	128	131
FDIC Insurance premiums	88	10
Amortization of intangibles	11	11
Other noninterest expense	269	254
Total noninterest expense	3,191	3,041
Income before income taxes	1,933	1,941
Provision for income taxes	523	539
Net income	$1,410	$1,402
Earnings per share
Basic	$0.32	$0.32
Diluted	$0.32	$0.32
Cash dividends declared per share	$0.19	$0.18
Weighted average basic shares outstanding	4,340,633	4,403,132
Weighted average diluted shares outstanding	4,345,622	4,412,846

See accompanying notes to consolidated financial statements.

Juniata Valley Financial Corp. and Subsidiary
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(Amounts in thousands, except share data)

Three Months Ended March 31, 2009

	Number				Accumulated
	of				Other		Total
	Shares	Common		Retained	Comprehensive	Treasury	Stockholders'
	Outstanding	Stock	Surplus	Earnings	Loss	Stock	Equity

Balance at December 31, 2008	4,341,055	$4,746	$18,324	$34,758	$(1,247)	$(8,096)	$48,485
Comprehensive income:
Net income				1,410			1,410
Change in unrealized losses on securities available for sale, net of reclassification adjustment and tax effects					(151)		(151)
Total comprehensive income							1,259
Cash dividends at $0.19 per share				(825)			(825)
Stock-based compensation activity			10				10
Purchase of treasury stock, at cost	(7,600)					(128)	(128)
Balance at March 31, 2009	4,333,455	$4,746	$18,334	$35,343	$(1,398)	$(8,224)	$48,801

Three Months Ended March 31, 2008

	Number				Accumulated
	of				Other		Total
	Shares	Common		Retained	Comprehensive	Treasury	Stockholders'
	Outstanding	Stock	Surplus	Earnings	Loss	Stock	Equity

Balance at December 31, 2007	4,409,445	$4,746	$18,297	$32,755	$(557)	$(6,669)	$48,572
Comprehensive income:
Net income				1,402			1,402
Change in unrealized losses on securities available for sale, net of reclassification adjustment and tax effects					414		414
Total comprehensive income							1,816
Implementation of EITF 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements"				(480)			(480)
Cash dividends at $0.18 per share				(793)			(793)
Stock-based compensation activity			12				12
Purchase of treasury stock, at cost	(14,525)					(302)	(302)
Balance at March 31, 2008	4,394,920	$4,746	$18,309	$32,884	$(143)	$(6,971)	$48,825

See accompanying notes to consolidated financial statements.

Juniata Valley Financial Corp. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)
 (Amounts in thousands)

	Three Months Ended March 31,
	2009	2008
Operating activities:
Net income	$1,410	$1,402
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	135	32
Provision for depreciation	154	170
Net (accretion) amortization of securities premiums (discounts)	47	(18)
Amortization of core deposit intangible	11	11
Amortization of deferred net loan costs	12	1
Deferral of net loan costs	(10)	(10)
Net realized gains on sales of securities	-	(13)
Losses (gains) on sales of other assets	(6)	6
Earnings on bank owned life insurance and annuities	(106)	(124)
Deferred income tax expense	6	3
Equity in earnings of unconsolidated subsidiary, net of dividends of $8 and $0	(40)	(42)
Stock-based compensation expense	10	12
Increase in accrued interest receivable and other assets	(447)	(891)
(Decrease) increase in accrued interest payable and other liabilities	317	(3)
Net cash provided by operating activities	1,493	536

Investing activities:
Purchases of:
Securities available for sale	(15,339)	(10,176)
FHLB stock	-	(166)
Premises and equipment	(45)	(384)
Bank owned life insurance and annuities	(29)	(28)
Proceeds from:
Maturities of and principal repayments on
securities available for sale	9,728	17,949
Bank owned life insurance and annuities	18	19
Sale of other real estate owned	62	45
Sale of other assets	4	-
Net (increase) decrease in loans receivable	4,884	(2,769)
Net cash provided by (used in) investing activities	(717)	4,490

Financing activities:
Net increase in deposits	9,100	4,200
Net decrease in short-term borrowings and securities
sold under agreements to repurchase	(8,272)	(135)
Cash dividends	(825)	(793)
Purchase of treasury stock	(128)	(302)
Net cash provided by (used in) financing activities	(125)	2,970

Net increase in cash and cash equivalents	651	7,996
Cash and cash equivalents at beginning of period	12,457	20,524
Cash and cash equivalents at end of period	$13,108	$28,520

Supplemental information:
Interest paid	$1,944	$2,531
Income taxes paid	$-	$75
Supplemental schedule of noncash investing and financing activities:
Transfer of loans to other real estate owned and repossessed assets	$391	$-

See accompanying notes to consolidated financial statements.

Juniata Valley Financial Corp. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – Basis of Presentation and Accounting Policies

The financial information includes the accounts of Juniata Valley Financial Corp. (the “Corporation”) and its wholly owned subsidiary, The Juniata Valley Bank (the “Bank”).  All significant intercompany accounts and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included.  For comparative purposes, the March 31, 2008 balances have been reclassified to conform to the 2009 presentation.  Such reclassifications had no impact on net income. Operating results for the three-month period ended March 31, 2009, are not necessarily indicative of the results for the year ended December 31, 2009.  For further information, refer to the consolidated financial statements and footnotes thereto included in Juniata Valley Financial Corp.’s Annual Report on Form 10-K for the year ended December 31, 2008.

NOTE B – Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4).  FASB Statement 157, Fair Value Measurements, defines fair value as the price that would be received to sell the asset or transfer the liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 provides additional guidance on determining when the volume and level of activity for the asset or liability has significantly decreased. The FSP also includes guidance on identifying circumstances when a transaction may not be considered orderly.

FSP FAS 157-4 provides a list of factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. When the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the information from that market is needed and significant adjustments to the related prices may be necessary to estimate fair value in accordance with Statement 157.

This FSP clarifies that when there has been a significant decrease in the volume and level of activity for the asset or liability, some transactions may not be orderly. In those situations, the entity must evaluate the weight of the evidence to determine whether the transaction is orderly. The FSP provides a list of circumstances that may indicate that a transaction is not orderly. A transaction price that is not associated with an orderly transaction is given little, if any, weight when estimating fair value.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.  The Corporation is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2).   FSP FAS 115-2 and FAS 124-2 clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment. This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price.

In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, FSP FAS 115-2 and FAS 124-2 changes the presentation and amount of the other-than-temporary impairment recognized in the income statement. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity early adopting FSP FAS 115-2 and FAS 124-2 must also early adopt FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  The Corporation is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1).  FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity early adopting FSP FAS 107-1 and APB 28-1 must also early adopt FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly and FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.  The Corporation is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

FASB Statement No. 141 (R) Business Combinations was issued in December of 2007. This Statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance became effective as of January 1, 2009, and to date, has had no effect on the Corporation’s consolidated financial statements.

FASB Statement No. 160 Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 was issued in December of 2007. This Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance became effective as of January 1, 2009 and will not have a material impact on the Corporation’s consolidated financial statements.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of Statement No. 133 (Statement 161).  Statement 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. Statement 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows.  Statement 161 was effective on January 1, 2009.  The Corporation is currently not using derivative instruments and does not engage in hedging activities.

In February 2008, the FASB issued a FASB Staff Position (FSP) FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions. This FSP addresses the issue of whether or not these transactions should be viewed as two separate transactions or as one "linked" transaction. The FSP includes a "rebuttable presumption" that presumes linkage of the two transactions unless the presumption can be overcome by meeting certain criteria. The FSP was effective on January 1, 2009. The Corporation does not believe that the new pronouncement will impact its consolidated financial statements.

NOTE C – Comprehensive Income

U.S. generally accepted accounting principles require that recognized revenue, expenses, gains, and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the consolidated statements of financial condition, such items, along with net income, are components of comprehensive income.

The components of comprehensive income and related tax effects are as follows (in thousands):

	Three Months Ended March 31, 2009			Three Months Ended March 31, 2008
	Before	Tax Expense		Before	Tax Expense
	Tax	or	Net-of-Tax	Tax	or	Net-of-Tax
	Amount	(Benefit)	Amount	Amount	(Benefit)	Amount
Net income	$1,933	$523	$1,410	$1,941	$539	$1,402
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities:
Unrealized gains (losses) arising during the period	(229)	(78)	(151)	621	211	410
Unrealized gains from unconsolidated subsidiary	-	-	-	13	-	13
Less reclassification adjustment for:
(gains) losses included in net income	-	-	-	(13)	(4)	(9)
Other comprehensive income (loss)	(229)	(78)	(151)	621	207	414
Total comprehensive income	$1,704	$445	$1,259	$2,562	$746	$1,816

NOTE D – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

(Amounts, except earnings per share, in thousands)

	Three Months	Three Months
	Ended	Ended
	March 31, 2009	March 31, 2008

Net income	$1,410	$1,402
Weighted-average common shares outstanding	4,341	4,403
Basic earnings per share	$0.32	$0.32

Weighted-average common shares outstanding	4,341	4,403
Common stock equivalents due to effect of stock options	5	10
Total weighted-average common shares and equivalents	4,346	4,413
Diluted earnings per share	$0.32	$0.32

NOTE E – Commitments, Contingent Liabilities and Guarantees

In the ordinary course of business, the Corporation makes commitments to extend credit to its customers through letters of credit, loan commitments and lines of credit. At March 31, 2009, the Corporation had $47,027,000 outstanding in loan commitments and other unused lines of credit extended to its customers as compared to $47,738,000 at December 31, 2008.

The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its letters of credit. Letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Generally, all letters of credit have expiration dates within one year of issuance. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Corporation generally holds collateral and/or personal guarantees supporting these commitments. The Corporation had $624,000 and $639,000 of letters of credit commitments as of March 31, 2009 and December 31, 2008, respectively.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of March 31, 2009 for payments under letters of credit issued was not material.

NOTE F – Defined Benefit Retirement Plan

The Corporation has a defined benefit retirement plan covering substantially all of its employees, prior to January 1, 2008. Effective January 1, 2008, the plan was amended to close the plan to new entrants. The benefits are based on years of service and the employees’ compensation. The Corporation’s funding policy is to contribute annually the maximum amount that can be deducted for federal income taxes purposes. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. The Corporation has made no contributions in the first three months of 2009 and does not expect to contribute to the defined benefit plan in the remainder of 2009.

Pension expense included the following components for the three month periods ended March 31, 2009 and 2008:

(Dollar amounts in thousands)

	Three Months Ended
	March 31,
	2009	2008

Components of net periodic pension cost

Service cost	$47	$45
Interest cost	112	110
Expected return on plan assets	(115)	(106)
Additional recognized amounts	40	9
Net periodic pension cost	$84	$58

NOTE G– Acquisition

In 2006, the Corporation acquired a branch office in Richfield, PA. The acquisition included real estate, deposits and loans. The assets and liabilities of the acquired business were recorded on the consolidated statement of financial condition at their estimated fair values as of September 8, 2006, and their results of operations have been included in the consolidated statements of income since such date.

Included in the purchase price of the branch was goodwill and core deposit intangible of $2,046,000 and $449,000, respectively. The core deposit intangible is being amortized over a ten-year period on a straight line basis. During the first three months of 2009 and 2008, amortization expense was $11,000. Accumulated amortization of core deposit intangible through March 31, 2009 was $116,000. The goodwill is not amortized, but is measured annually for impairment.

NOTE H – Investment in Unconsolidated Subsidiary

The Corporation owns 39.16% of the outstanding common stock of The First National Bank of Liverpool (FNBL), Liverpool, PA. This investment is accounted for under the equity method of accounting, as defined in Accounting Principles Board Opinion No. 18. The investment is being carried at $3,224,000 as of March 31, 2009.  The Corporation increases its investment in FNBL for its share of earnings and decreases its investment by any dividends received from FNBL. A loss in value of the investment which is other than a temporary decline will be recognized. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of FNBL to sustain an earnings capacity which would justify the carrying amount of the investment.

NOTE I – Fair Value Measurements

Effective January 1, 2008, the Corporation adopted the provisions of SFAS No 157, Fair Value Measurements for financial assets and financial liabilities and on January 1, 2009, adopted the provision for non-financial assets and non-financial liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.

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

Level 1 Inputs – Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 Inputs – Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

Level 3 Inputs – Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

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

Securities Available for Sale. Debt securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, the Corporation obtains fair value measurement from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. Equity securities classified as available for sale are reported at fair value using Level 1 inputs.

Impaired Loans. Certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based on customized discounting criteria.

Other Real Estate Owned. Assets included in other real estate owned are reported at fair value on a non-recurring basis. Values are estimated using Level 3 inputs, based on appraisals that consider the sales prices of similar properties in the proximate vicinity.

The following table summarizes financial assets and financial liabilities measured at fair value as of March 31, 2009 and December 31, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands).

		(Level 1)	(Level 2)	(Level 3)
	March 31, 2009	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Measured at fair value on a recurring basis:
Equity securities available-for-sale	$654	$654	$-	$-
Debt securities available-for-sale	69,002		69,002	-
Measured at fair value on a non-recurring basis:
Impaired loans	867	-	-	867
Other real estate owned	627	-	-	627

		(Level 1)	(Level 2)	(Level 3)
	December 31, 2008	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Measured at fair value on a recurring basis:
Equity securities available-for-sale	$1,014	$1,014	$-	$-
Debt securities available-for-sale	63,307		63,307	-
Measured at fair value on a non-recurring basis:
Impaired loans	-	-	-	-
Other real estate owned	305	-	-	305

Certain non-financial assets and non-financial liabilities measured at fair value on a recurring basis include reporting units measured at fair value in the first step of a goodwill impairment test. Certain non-financial assets measured at fair value on a non-recurring basis include non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test, as well as intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment. As stated above, SFAS 157 was applicable to these fair value measurements beginning January 1, 2009 and were not significant at March 31, 2009.

NOTE J – Subsequent Events

On April 21, 2009, the Board of Directors declared a regular cash dividend for the second quarter of 2009 of $0.19 per share to shareholders of record on May 15, 2009, payable on June 1, 2009.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements:

The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words "believes," "anticipates," "contemplates," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results, performance or achievements expressed or implied by such forward-looking statements to differ materially from those projected. Those risks and uncertainties include changes in interest rates and their impact on the level of deposits, loan demand and value of loan collateral, changes in the market value of the securities portfolio, increased competition from other financial institutions, governmental monetary policy, legislation and changes in banking regulations, changes in levels of FDIC deposit insurance premiums and assessments, risks associated with the effect of opening a new branch, the ability to control costs and expenses, and general economic conditions. The Corporation undertakes no obligation to update such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Critical Accounting Policies:

Disclosure of the Corporation’s significant accounting policies is included in the notes to the consolidated financial statements of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008.  Some of these policies require significant judgments, estimates, and assumptions to be made by management, most particularly in connection with determining the provision for loan losses and the appropriate level of the allowance for loan losses, as well as management’s evaluation of the investment portfolio for other-than-temporary impairment.

General:

The following discusses the consolidated financial condition of the Corporation as of March 31, 2009, as compared to December 31, 2008, and the consolidated results of operations for the three months ended March 31, 2009, compared to the same period in 2008. This discussion should be read in conjunction with the interim consolidated financial statements and related footnotes included herein.

Introduction:

Juniata Valley Financial Corp. is a Pennsylvania corporation organized in 1983 to become the holding company of The Juniata Valley Bank ("Bank"). The Bank is a state-chartered bank headquartered in Mifflintown, Pennsylvania. Juniata Valley Financial Corp. and its subsidiary bank derive substantially all of their income from banking and bank-related services, including interest earned on residential real estate, commercial mortgage, commercial and consumer loans, interest earned on investment securities and fee income from deposit services and other financial services to its customers through 12 locations in central Pennsylvania. Juniata Valley Financial Corp. also owns 39.16% of the First National Bank of Liverpool, located in Liverpool, Pennsylvania. Juniata accounts for Liverpool as an unconsolidated subsidiary using the equity method of accounting.

Financial Condition:

As of March 31, 2009, total assets increased by $1,458,000, or 0.3%, as compared to December 31, 2008. Deposits increased $9.1 million, $8.6 million of which was used to repay short-term debt. Interest-bearing deposits grew by $13.6 million, while non-interest bearing deposits declined by $4.5 million.

The table below shows changes in deposit volumes by type of deposit (in thousands of dollars) between December 31, 2008 and March 31, 2009.

	March 31,	December 31,	Change
	2009	2008	$	%
Deposits:
Demand, non-interest bearing	$49,685	$54,200	$(4,515)	(8.3%)
NOW and money market	66,067	62,099	3,968	6.4%
Savings	39,854	37,114	2,740	7.4%
Time deposits, $100,000 and more	40,232	39,059	1,173	3.0%
Other time deposits	170,293	164,559	5,734	3.5%
Total deposits	$366,131	$357,031	$9,100	2.5%

Overall, loans, net of unearned interest, decreased by $5,490,000, or 1.7%, between December 31, 2008 and March 31, 2009. As shown in the table below (in thousands of dollars), the decrease in outstanding loans since December 31, 2008 has been related primarily to commercial, home equity and personal installment loan activity.

	March 31,	December 31,	Change
	2009	2008	$	%
Loans:
Commercial, financial and agricultural	$35,373	$38,755	$(3,382)	(8.7%)
Real estate - commercial	32,142	32,171	(29)	(0.1%)
Real estate - construction	24,112	22,144	1,968	8.9%
Real estate - mortgage	139,068	140,016	(948)	(0.7%)
Home equity	58,338	60,949	(2,611)	(4.3%)
Obligations of states and political subdivisions	8,048	7,177	871	12.1%
Personal	12,561	13,920	(1,359)	(9.8%)
Total loans	$309,642	$315,132	$(5,490)	(1.7%)

A summary of the transactions in the allowance for loan losses for each of the three months ended March 31, 2009 and 2008 (in thousands) are presented below.

	Periods Ended March 31,
	2009	2008
Balance of allowance - January 1	$2,610	$2,322

Loans charged off	(215)	(25)

Recoveries of loans previously charged off	2	11

Net charge-offs	(213)	(14)
Provision for loan losses	135	32
Balance of allowance - end of period	$2,532	$2,340

Ratio of net charge-offs during period to
average loans outstanding	0.07%	0.00%

As of March 31, 2009, the Corporation had several loan relationships, with an aggregate carrying balance of $618,000, deemed to be impaired that have been placed in nonaccrual status. Specific allocations totaling $28,000 have been included within the loan loss reserve for these loans. Management believes that the specific reserve is adequate to cover potential future losses related to these relationships. There are five other significant loan relationships considered to be impaired, with outstanding balances totaling $2,575,000, on which interest continues to accrue. Specific allocations within the allowance for loan losses for these loans total $113,000. Otherwise, there are no material loans classified for regulatory purposes as loss, doubtful, substandard, or special mention which management expects to significantly impact future operating results, liquidity or capital resources. Following is a summary of the Bank’s non-performing loans on March 31, 2009 as compared to December 31, 2008.

(Dollar amounts in thousands)
	March 31, 2009	December 31, 2008

Non-performing loans
Nonaccrual loans	$967	$1,255
Accruing loans past due 90 days or more	690	664
Restructured loans	-	-

Total	$1,657	$1,919

Average loans outstanding	$311,525	$307,606

Ratio of non-performing loans to	0.53%	0.62%
average loans outstanding

Stockholders’ equity increased by $316,000, or 0.7%, from December 31, 2008 to March 31, 2009. Net income of $1,410,000 was offset by dividends of $825,000 and net purchases of treasury stock of $128,000. The Corporation repurchased stock into treasury pursuant to its stock repurchase program. During the first three months of 2009, the Corporation purchased 7,600 shares. Securities available for sale decreased in market value, representing a decrease to equity of $151,000, net of taxes.

Recently, the FDIC Board has adopted a restoration plan that raised assessment rates for deposit insurance premiums for 2009, and has also proposed a special emergency assessment; these developments are expected to significantly affect operating results for the Corporation.

Management is not aware of any other current recommendations of applicable regulatory authorities that, if implemented, would have a material effect on the Corporation's liquidity, capital resources, or operations.

Subsequent to March 31, 2009, the following events took place:

On April 21, 2009, the Board of Directors declared a regular cash dividend for the second quarter of 2009 of $0.19 per share to shareholders of record on May 15, 2009, payable on June 1, 2009.

Comparison of the Three Months Ended March 31, 2009 and 2008

Operations Overview:

Net income for the first quarter of 2009 was $1,410,000, an increase of $8,000, or 0.6%, compared to the first quarter of 2008. Basic and diluted earnings per share were $.32 in each of the quarters ended March 31, 2009 and 2008. Annualized return on average equity for the first quarter in 2009 was 11.59%, compared to the prior year’s ratio for the same period of 11.60%. For the quarter ended March 31, annualized return on average assets was 1.32% in 2009, versus 1.34% in 2008, reflecting a decrease of 1.5%. The increase in net income was primarily a result of higher net interest income and non-interest income, partially offset by an increase in the loan loss provision and non-interest expense.

Presented below are selected key ratios for the two periods:

	Three Months Ended
	March 31
	2009	2008
Return on average assets (annualized)	1.32%	1.34%
Return on average equity (annualized)	11.59%	11.60%
Average equity to average assets	11.42%	11.52%

Non-interest income, excluding securities gains, as a percentage of average assets (annualized)	1.16%	1.07%
Non-interest expense as a percentage of average assets (annualized)	3.00%	2.90%

The discussion that follows further explains changes in the components of net income when comparing the first quarter of 2009 with the first quarter of 2008.

Net Interest Income:

Net interest income was $4,017,000 for the first quarter of 2009, as compared to $3,882,000 in the same quarter in 2008. Average earning assets grew by 1.5%, while the net interest margin on a fully tax equivalent basis increased by 10 basis points.

Interest on loans decreased $237,000, or 4.3%, in the first quarter of 2009 as compared to the same period in 2008. The average weighted interest rate decrease of 58 basis points lowered interest income by approximately $438,000, while an increase in average balances outstanding added approximately $201,000 in interest income.

Interest earned on investment securities and money market investments decreased $190,000 in the first quarter of 2009 as compared to 2008, with average balances decreasing $7.0 million during the period. The yield on money market investments (federal funds and interest bearing deposits) decreased by 116 basis points in the first quarter of 2009 as compared to the first quarter of 2008, due to the reduction in the federal funds target rate from 2.25% in the first quarter of 2008 to 0.25% as of March 31, 2009. Likewise, the overall pre-tax yield on the investment securities portfolio decreased during that same timeframe by 61 basis points.

Average interest-bearing deposits and securities sold under agreements to repurchase declined by $3,516,000, while average non-interest bearing deposits grew by $4,343,000. This change in the mix of deposits, in addition to the lower general rate environment, contributed to the reduction in the cost to fund earning assets, which was reduced by 61 basis points, to 2.01%, in the first quarter of 2009.

Total average earning assets during the first quarter of 2009 were $387,048,000, compared to $381,477,000 during the first quarter of 2008, yielding 6.18% in 2009 versus 6.69% in 2008. Funding costs for the earning assets were 2.01% and 2.62%, for the first quarters of 2009 and 2008, respectively. Net interest margin on a fully tax-equivalent basis for the first quarter of 2009 was 4.35%. For the same period in 2008, the fully-tax equivalent net interest margin was 4.25%.

Provision for Loan Losses:

In the first quarter of 2009, the provision for loan losses was $135,000. Management regularly reviews the adequacy of the loan loss reserve and makes assessments as to specific loan impairment, historical charge-off expectations, general economic conditions in the Bank’s market area, specific loan quality and other factors. In the first quarter of 2008, the recorded loan loss provision was $32,000.

Non-interest Income:

Non-interest income in the first quarter of 2009, exclusive of gains recorded on securities, exceeded non-interest income in the previous year’s first quarter by $123,000, or 11.0%. Included in non-interest income in the first quarter of 2009 was an adjustment of $323,000, representing previously unrecorded fees earned in prior periods from the sales of insurance policies on loans. The adjustment was deemed by management to be immaterial to the consolidated financial statements in and all prior periods and therefore required no prior period restatement of earnings. Trust fees earned in the first quarter of 2009 were $39,000 lower than those earned in the first quarter of 2008. Fees for customer service on deposit accounts in the first quarter of 2009 decreased compared to the same period in 2008 by $20,000, or 5.1%, due to reduced activity in the overdraft protection product. At $108,000, commissions from the sale of non-deposit products were 51% of the $211,000 in commissions earned in 2008. Income from bank owned life insurance and annuities decreased in the first quarter of 2009 compared to the first quarter of 2008 by $18,000, or 14.5%, as a result of lower earning rates. Income from our unconsolidated subsidiary was $48,000, representing earnings recorded under the equity method of accounting for the ownership of 39.16% of the First National Bank of Liverpool during the first quarter of 2009, a 14.3% increase over the previous year’s first quarter. Other non-interest income decreased by $38,000 in the first quarter of 2009 compared to the same period in 2008. In 2008, the Corporation received funds from VISA for the partial redemption of Class B shares that were created as a result of VISA’s IPO. The redemption amount was $38,000 and was recorded as other non-interest income.

The Corporation recognized no gains on securities transactions in the first quarter of 2009 as compared to a gain of $13,000 in the same quarter of 2008.

As a percentage of average assets, annualized non-interest income, exclusive of net gains on the sale of securities, was 1.16% in the first quarter of 2009 as compared to 1.07% in the same period of 2008. Excluding the $323,000 adjustment noted above, the 2009 ratio would have been 0.86%.

Non-interest Expense:

Total non-interest expense increased $150,000, or 4.9%, in the first quarter of 2009 as compared to 2008. Employee compensation and benefits costs increased by $38,000, or 2.2%, in the first quarter of 2009 compared to the first quarter of 2008. Professional fees in the first quarter of 2009 were $37,000, or 44.0% higher than in the first quarter of 2008, due to higher consulting fees. The cost of FDIC insurance rose by $78,000 in the first quarter of 2009 when compared to the first quarter of 2008.

As a percentage of average assets, annualized noninterest expense was 3.00% in the first quarter of 2009 as compared to 2.90% in the same period of 2008.

Liquidity:

The objective of liquidity management is to ensure that sufficient funding is available, at a reasonable cost, to meet the ongoing operational cash needs of the Corporation and to take advantage of income producing opportunities as they arise. While the desired level of liquidity will vary depending upon a variety of factors, it is the primary goal of the Corporation to maintain a high level of liquidity in all economic environments. Principal sources of asset liquidity are provided by securities maturing in one year or less, other short-term investments such as federal funds sold and cash and due from banks. Liability liquidity, which is more difficult to measure, can be met by attracting deposits and maintaining the core deposit base.  The Corporation is a member of the Federal Home Loan Bank of Pittsburgh for the purpose of providing short-term liquidity when other sources are unable to fill these needs. During the first three months of 2009, the average balance of short-term borrowings from the Federal Home Loan Bank was $370,000, with none outstanding on March 31, 2009. As of March 31, 2009, the Corporation had long-term debt of $5,000,000 and had unused borrowing capacity with the Federal Home Loan Bank of $184 million.

Funding derived from securities sold under agreements to repurchase is available through corporate cash management accounts for business customers. This product gives the Corporation the ability to pay interest on corporate checking accounts.

In view of the sources previously mentioned, management believes that the Corporation's liquidity is capable of providing the funds needed to meet loan demand.

Off-Balance Sheet Arrangements:

The Corporation’s consolidated financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk, credit risk, and interest rate risk.  These commitments consist mainly of loans approved but not yet funded, unused lines of credit and letters of credit issued using the same credit standards as on-balance sheet instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Letters of credit are conditional commitments issued to guarantee the financial performance obligation of a customer to a third party.  Unused commitments and letters of credit at March 31, 2009, were $47,027,000 and $624,000, respectively.  Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation.  Management believes that any amounts actually drawn upon can be funded in the normal course of operations. The Corporation has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or the availability of capital resources.

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

Capital Adequacy:

Bank regulatory authorities in the United States issue risk-based capital standards. These capital standards relate a banking company’s capital to the risk profile of its assets and provide the basis by which all banking companies and banks are evaluated in terms of capital adequacy. The risk-based capital standards require all banks to have Tier 1 capital of at least 4% and total capital, including Tier 1 capital, of at least 8% of risk-adjusted assets. Tier 1 capital includes common stockholders’ equity and qualifying perpetual preferred stock together with related surpluses and retained earnings. Total capital is comprised of Tier 1 capital, limited life preferred stock, qualifying debt instruments, and the reserves for possible loan losses. Banking regulators have also issued leverage ratio requirements. The leverage ratio requirement is measured as the ratio of Tier 1 capital to adjusted average assets. At March 31, 2009, the Bank exceeded the regulatory requirements to be considered a "well capitalized" financial institution, i.e., a leverage ratio exceeding 5%, Tier 1 capital exceeding 6% and total capital exceeding 10%.

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

Recent declines and volatility in the values of financial institution stocks have significantly reduced the likelihood of realizing significant gains in the near-term. Although the Corporation has realized occasional gains from this portfolio in the past, the primary objective of the portfolio is to achieve value appreciation in the long term while earning consistent attractive after-tax yields from dividends. The carrying value of the financial institutions stocks accounted for less than 0.2% of the Corporation’s total assets as of March 31, 2009. Management performs an impairment analysis on the entire investment portfolio, including the financial institutions stocks on a quarterly basis. As of March 31, 2009, there was no impairment that was deemed to be “other-than-temporary”. There is no assurance that further declines in market values of the common stock portfolio in the future will not result in “other-than-temporary” impairment charges, depending upon facts and circumstances present.

The equity investments in the Corporation’s portfolio had an adjusted cost basis of approximately $1,210,000 and a fair value of $654,000 at March 31, 2009. Net unrealized losses in this portfolio were approximately $556,000 at March 31, 2009.

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

The primary objective of the Corporation’s asset-liability management process is to maximize current and future net interest income within acceptable levels of interest rate risk while satisfying liquidity and capital requirements. Management recognizes that a certain amount of interest rate risk is inherent, appropriate and necessary to ensure profitability. A simulation analysis is used to assess earnings and capital at risk from movements in interest rates. The model considers three major factors of (1) volume differences, (2) repricing differences, and (3) timing in its income simulation. As of the most recent model run, data was disseminated into appropriate repricing buckets, based upon the static position at that time. The interest-earning assets and interest-bearing liabilities were assigned a multiplier to simulate how much that particular balance sheet item would re-price when interest rates change. Finally, the estimated timing effect of rate changes is applied, and the net interest income effect is determined on a static basis (as if no other factors were present). As the table below indicates, based upon rate shock simulations on a static basis, the Corporation’s balance sheet is slightly asset sensitive. Over a one-year period, the effect of a 100, 200 and 300 basis point rate increase would decrease net interest income by $83,000, $167,000 and $250,000, respectively. No rate shock modeling was done for a declining rate environment, as the federal funds target rate currently is between zero and 0.25%. The modeling process is continued by further estimating the impact that imbedded options and probable internal strategies may have in the changing-rate environment. Examples of imbedded options are floor and ceiling features in adjustable rate mortgages and call features on securities in the investment portfolio.  Applying the likely results of all known imbedded options and likely internal pricing strategies to the simulation produces quite different results from the static position assumptions. Over a one-year period, the effect a 100, 200 and 300 basis point rate increase would add about $27,000, $115,000 and $237,000, respectively, to net interest income. As the table below indicates, the net effect of interest rate risk on net interest income is minimal in a rising rate environment.  Juniata’s rate risk policies provide for maximum limits on net interest income that can be at risk for 100 through 300 basis point changes in interest rates.

Effect of Interest Rate Risk on Net Interest Income
(Dollars in thousands)

Change in Interest Rates (Basis Points)	Change in Net Interest Income Due to Interest Rate Risk (Static)	Change in Net Interest Income Due to Imbedded Options	Total Change in Net Interest Income

300	$(250)	$237	$(13)
200	(167)	115	(52)
100	(83)	27	(56)
0	-	-	-

The net interest income at risk position remained within the guidelines established by the Corporation’s asset/liability policy.

No material change has been noted in the Bank’s equity value at risk.  Please refer to the Annual Report on Form 10-K as of December 31, 2008 for further discussion of this matter.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2009, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 (“Exchange Act”), Rule 13a-15(e). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Corporation reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in the Corporation’s internal control over financial reporting since December 31, 2008.

PART II - OTHER INFORMATION

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

Item 1A.	RISK FACTORS

There have been no material changes in risk factors that were disclosed in the Annual Report on Form 10-K as of December 31, 2008.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information on repurchases by the Corporation of its common stock in each month of the quarter ended March 31, 2009:

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number	Average	Part of Publicly	Shares that May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	per Share	Programs	Plans or Programs (1)

January 1-31, 2009	-	$-	-	218,536
February 1-28, 2009			-	218,536
March 1-31, 2009	7,600	16.90	7,600	210,936

Totals	7,600		7,600	210,936

(1) On March 23, 2001, the Corporation announced plans to buy back 100,000 (200,000 on a post-split basis) shares of its common stock. There is no expiration date to this buyback plan, but subsequent to the initial plan, the Board of Directors authorized the repurchase of 400,000 additional shares in 2005 and then authorized 200,000 additional shares in September of 2008. As of May 5, 2009, the number of shares that may yet be purchased under the program was 210,936. No repurchase plan or program expired during the period covered by the table. The Corporation has no stock repurchase plan or program that it has determined to terminate prior to expiration or under which it does not intend to make further purchases.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS

3.1 - Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 4.1 to the Company’s Form S-3 Registration Statement No. 333-129023 filed with the SEC on October 14, 2005)

3.2 – Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s report on Form 8-K filed with the SEC on December 21, 2007)

31.1 - Rule 13a – 14(a)/15d – 14(a) Certification of President and Chief Executive Officer

31.2 - Rule 13a – 14(a)/15d – 14(a) Certification of Chief Financial Officer

32.1 - Section 1350 Certification of President and Chief Executive Officer (furnished, not filed)

32.2 - Section 1350 Certification of Chief Financial Officer (furnished, not filed)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Juniata Valley Financial Corp. (Registrant)

Date 05-08-2009	By	/s/ Francis J.Evanitsky
Francis J. Evanitsky, President and Chief Executive Officer

Date 05-08-2009	By	/s/ JoAnn N. McMinn
JoAnn N. McMinn, Chief Financial Officer