Form 10-Q
period 2009-06-30
JUNIATA VALLEY FINANCIAL CORP
filed 2009-08-07
CIK 714712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 7, 2009

Common Stock ($1.00 par value)	4,336,129 shares

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
Juniata Valley Financial Corp. and Subsidiary
Consolidated Statements of Financial Condition
(Unaudited, Dollar amounts in thousands, except share data)

	June 30,	December 31,
	2009	2008
ASSETS
Cash and due from banks	$9,282	$12,264
Interest bearing deposits with banks	252	193
Federal funds sold	7,500	—

Cash and cash equivalents	17,034	12,457

Interest bearing time deposits with banks	5,325	5,325
Securities available for sale	74,331	64,321
Restricted investment in Federal Home Loan Bank (FHLB) stock	2,197	2,197
Investment in unconsolidated subsidiary	3,270	3,176

Total loans, net of unearned interest	307,745	315,132
Less: Allowance for loan losses	(2,496)	(2,610)

Total loans, net of allowance for loan losses	305,249	312,522
Premises and equipment, net	7,118	7,374
Bank owned life insurance and annuities	12,827	12,582
Core deposit intangible	321	344
Goodwill	2,046	2,046
Accrued interest receivable and other assets	6,210	5,740

Total assets	$435,928	$428,084

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$51,663	$54,200
Interest bearing	320,594	302,831

Total deposits	372,257	357,031

Securities sold under agreements to repurchase	1,718	1,944
Short-term borrowings	—	8,635
Long-term debt	5,000	5,000
Other interest bearing liabilities	1,118	1,096
Accrued interest payable and other liabilities	6,417	5,893

Total liabilities	386,510	379,599
Stockholders’ Equity:
Preferred stock, no par value:
Authorized — 500,000 shares, none issued	—	—
Common stock, par value $1.00 per share:
Authorized — 20,000,000 shares
Issued — 4,745,826 shares
Outstanding —
4,342,587 shares at June 30, 2009;
4,341,055 shares at December 31, 2008	4,746	4,746
Surplus	18,294	18,324
Retained earnings	35,684	34,758
Accumulated other comprehensive loss	(1,264)	(1,247)
Cost of common stock in Treasury:
403,239 shares at June 30, 2009;
404,771 shares at December 31, 2008	(8,042)	(8,096)

Total stockholders’ equity	49,418	48,485

Total liabilities and stockholders’ equity	$435,928	$428,084

See accompanying notes to consolidated financial statements.

Juniata Valley Financial Corp. and Subsidiary
Consolidated Statements of Income
(Unaudited)
(Dollar amounts in thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Interest income:
Loans, including fees	$5,256	$5,497	$10,545	$11,023
Taxable securities	320	394	628	840
Tax-exempt securities	278	282	559	528
Federal funds sold	58	44	114	114
Other interest income	3	66	5	141

Total interest income	5,915	6,283	11,851	12,646

Interest expense:
Deposits	1,821	2,294	3,699	4,740
Securities sold under agreements to repurchase	—	18	1	44
Short-term borrowings	—	1	1	1
Long-term debt	35	—	69	—
Other interest bearing liabilities	6	7	11	16

Total interest expense	1,862	2,320	3,781	4,801

Net interest income	4,053	3,963	8,070	7,845
Provision for loan losses	77	112	212	144

Net interest income after provision for loan losses	3,976	3,851	7,858	7,701

Noninterest income:
Trust fees	86	94	170	217
Customer service fees	426	414	798	806
Earnings on bank-owned life insurance and annuities	112	112	218	236
Commissions from sales of non-deposit products	150	172	258	383
Income from unconsolidated subsidiary	48	51	96	93
Securities impairment charge	(226)	(393)	(226)	(393)
Gain on sale of securities	—	28	—	41
Gain on sales of other assets	27	59	33	53
Gain from life insurance proceeds	—	179	—	179
Prior period income from insurance sales	—	—	323	—
Other noninterest income	286	206	481	439

Total noninterest income	909	922	2,151	2,054

Noninterest expense:
Employee compensation expense	1,214	1,302	2,500	2,557
Employee benefits	411	255	855	692
Occupancy	236	240	475	472
Equipment	162	177	324	356
Data processing expense	337	337	670	671
Director compensation	108	113	218	227
Professional fees	90	85	211	169
Taxes, other than income	127	129	255	260
FDIC Insurance premiums	317	11	405	21
Amortization of intangibles	12	12	23	23
Other noninterest expense	301	284	570	538

Total noninterest expense	3,315	2,945	6,506	5,986

Income before income taxes	1,570	1,828	3,503	3,769
Provision for income taxes	405	431	928	970

Net income	$1,165	$1,397	$2,575	$2,799

Earnings per share
Basic	$0.27	$0.32	$0.59	$0.64
Diluted	$0.27	$0.32	$0.59	$0.64
Cash dividends declared per share	$0.19	$0.18	$0.38	$0.36
Weighted average basic shares outstanding	4,338,545	4,390,838	4,339,583	4,396,985
Weighted average diluted shares outstanding	4,342,086	4,398,055	4,343,850	4,404,367
See accompanying notes to consolidated financial statements.

Juniata Valley Financial Corp. and Subsidiary
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(Amounts in thousands, except share data)
Six Months Ended June 30, 2009

	Number				Accumulated
	of				Other		Total
	Shares	Common		Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Surplus	Earnings	Loss	Stock	Equity
Balance at December 31, 2008	4,341,055	$4,746	$18,324	$34,758	$(1,247)	$(8,096)	$48,485
Comprehensive income:
Net income				2,575			2,575
Change in unrealized losses on securities available for sale, net of reclassifica- tion adjustment and tax effects					(17)		(17)

Total comprehensive income							2,558
Cash dividends at $0.38 per share				(1,649)			(1,649)
Stock-based compensation activity			19				19
Purchase of treasury stock, at cost	(7,600)					(128)	(128)
Treasury stock issued for stock option and stock purchase plans	9,132		(49)			182	133

Balance at June 30, 2009	4,342,587	$4,746	$18,294	$35,684	$(1,264)	$(8,042)	$49,418

Six Months Ended June 30, 2008

	Number				Accumulated
	of				Other		Total
	Shares	Common		Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Surplus	Earnings	Loss	Stock	Equity
Balance at December 31, 2007	4,409,445	$4,746	$18,297	$32,755	$(557)	$(6,669)	$48,572
Comprehensive income:
Net income				2,799			2,799
Change in unrealized losses on securities available for sale, net of reclassifica- tion adjustment and tax effects					(97)		(97)

Total comprehensive income							2,702
Implementation of EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”				(480)			(480)
Cash dividends at $0.36 per share				(1,584)			(1,584)
Stock-based compensation activity			24				24
Purchase of treasury stock, at cost	(27,155)					(566)	(566)
Treasury stock issued for stock option and stock purchase plans	3,863		(10)			77	67

Balance at June 30, 2008	4,386,153	$4,746	$18,311	$33,490	$(654)	$(7,158)	$48,735

See accompanying notes to consolidated financial statements.

Juniata Valley Financial Corp. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Six Months Ended June 30,
	2009	2008
Operating activities:
Net income	$2,575	$2,799
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	212	144
Provision for depreciation	309	338
Net (accretion) amortization of securities premiums (discounts)	97	83
Amortization of core deposit intangible	23	23
Amortization of deferred net loan costs	18	7
Deferral of net loan costs	(9)	(6)
Securities impairment charge	226	393
Net realized gains on sales of securities	—	(41)
Losses (gains) on sales of other assets	(33)	(53)
Earnings on bank owned life insurance and annuities	(218)	(236)
Gain from life insurance proceeds	—	(179)
Deferred income tax expense	(54)	(59)
Equity in earnings of unconsolidated subsidiary, net of dividends of $17 and $0	(79)	(93)
Stock-based compensation expense	19	24
Increase in accrued interest receivable and other assets	(163)	(766)
Increase (decrease) in accrued interest payable and other liabilities	552	(200)

Net cash provided by operating activities	3,475	2,178

Investing activities:
Purchases of:
Securities available for sale	(31,937)	(35,217)
FHLB stock	—	(294)
Premises and equipment	(86)	(591)
Bank owned life insurance and annuities	(68)	(66)
Proceeds from:
Maturities of and principal repayments on securities available for sale	21,568	26,995
Bank owned life insurance and annuities	35	37
Life insurance claims	—	438
Sale of other real estate owned	228	210
Sale of other assets	113	322
Net decrease in interest-bearing time deposits	—	200
Net (increase) decrease in loans receivable	6,528	(10,892)

Net cash used in investing activities	(3,619)	(18,858)

Financing activities:
Net increase in deposits	15,226	9,585
Net increase (decrease) in short-term borrowings and securities sold under agreements to repurchase	(8,861)	1,749
Cash dividends	(1,649)	(1,584)
Purchase of treasury stock	(128)	(566)
Treasury stock issued for employee stock plans	133	67

Net cash provided by financing activities	4,721	9,251

Net increase (decrease) in cash and cash equivalents	4,577	(7,429)
Cash and cash equivalents at beginning of period	12,457	20,524

Cash and cash equivalents at end of period	$17,034	$13,095

Supplemental information:
Interest paid	$3,841	$4,936
Income taxes paid	$700	$1,175
Supplemental schedule of noncash investing and financing activities:
Transfer of loans to other real estate owned and repossessed assets	$524	$—
See accompanying notes to consolidated financial statements.

Juniata Valley Financial Corp. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – Basis of Presentation and Accounting Policies
The financial information includes the accounts of Juniata Valley Financial Corp. (the “Corporation”) and its wholly owned subsidiary, The Juniata Valley Bank (the “Bank”). All significant intercompany accounts and transactions have been eliminated.
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. For comparative purposes, the June 30, 2008 balances have been reclassified to conform to the 2009 presentation. Such reclassifications had no impact on net income. Operating results for the six-month period ended June 30, 2009, are not necessarily indicative of the results for the year ended December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in Juniata Valley Financial Corp.’s Annual Report on Form 10-K for the year ended December 31, 2008.
The Corporation has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2009 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through August 7, 2009, the date these consolidated financial statements were issued.
NOTE 2 – Recent Accounting Pronouncements
In June 2009, the FASB issued SFAS No. 165, Subsequent Events. This Statement introduces the concept of financial statements being available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. This Statement is effective for the Corporation for interim and annual reporting periods ending June 30, 2009 and after.
In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140. This statement prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement in transferred financial assets. Specifically, among other aspects, SFAS 166 amends Statement of Financial Standard No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, or SFAS 140, by removing the concept of a qualifying special-purpose entity from SFAS 140 and removes the exception from applying FIN 46(R) to variable interest entities that are qualifying special-purpose entities. It also modifies the financial-components approach used in SFAS 140. SFAS 166 is effective for fiscal years beginning after November 15, 2009. We have not determined the effect that the adoption of SFAS 166 will have on our financial position or results of operations.
In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). This statement amends FASB Interpretation No. 46, Consolidation of Variable Interest Entities (revised December 2003) — an interpretation of ARB No. 51, or FIN 46(R), to require an enterprise to determine whether it’s variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. SFAS 167 also amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS 167 is effective for fiscal years beginning after November 15, 2009. We have no variable interest entities and do not believe that the adoption of SFAS 167 will impact our financial position or results of operations.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162. SFAS 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. We do not expect the adoption of this standard to have an impact on our financial position or results of operations.
NOTE 3 – Comprehensive Income
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
The components of comprehensive income and related tax effects are as follows (in thousands):

	Three Months Ended June 30, 2009			Three Months Ended June 30, 2008
	Before	Tax Expense		Before	Tax Expense
	Tax	or	Net-of-Tax	Tax	or	Net-of-Tax
	Amount	(Benefit)	Amount	Amount	(Benefit)	Amount
Net income	$1,570	$405	$1,165	$1,828	$431	$1,397
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities:
Unrealized losses arising during the period	(33)	(11)	(22)	(1,118)	(380)	(738)

Unrealized gains (losses) from unconsolidated subsidiary	7	—	7	(14)	—	(14)
Less reclassification adjustment for:
losses included in net income	—	—	—	(28)	(10)	(18)
securities impairment charge	226	77	149	393	134	259

Other comprehensive income (loss)	200	66	134	(767)	(256)	(511)

Total comprehensive income	$1,770	$471	$1,299	$1,061	$175	$886

	Six Months Ended June 30, 2009			Six Months Ended June 30, 2008
	Before	Tax Expense		Before	Tax Expense
	Tax	or	Net-of-Tax	Tax	or	Net-of-Tax
	Amount	(Benefit)	Amount	Amount	(Benefit)	Amount
Net income	$3,503	$928	$2,575	$3,769	$970	$2,799
Other comprehensive loss:
Unrealized gains (losses) on available for sale securities:
Unrealized losses arising during the period	(262)	(89)	(173)	(497)	(169)	(328)

Unrealized gains (losses) from unconsolidated subsidiary	7	—	7	(1)	—	(1)
Less reclassification adjustment for:
losses included in net income	—	—	—	(41)	(14)	(27)
securities impairment charge	226	77	149	393	134	259

Other comprehensive loss	(29)	(12)	(17)	(146)	(49)	(97)

Total comprehensive income	$3,474	$916	$2,558	$3,623	$921	$2,702

NOTE 4 – Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months	Three Months
	Ended	Ended
(Amounts, except earnings per share, in thousands)	June 30, 2009	June 30, 2008
Net income	$1,165	$1,397
Weighted-average common shares outstanding	4,338	4,391

Basic earnings per share	$0.27	$0.32

Weighted-average common shares outstanding	4,338	4,391
Common stock equivalents due to effect of stock options	4	7

Total weighted-average common shares and equivalents	4,342	4,398

Diluted earnings per share	$0.27	$0.32

	Six Months	Six Months
	Ended	Ended
	June 30, 2009	June 30, 2008
Net income	$2,575	$2,799
Weighted-average common shares outstanding	4,340	4,397

Basic earnings per share	$0.59	$0.64

Weighted-average common shares outstanding	4,340	4,397
Common stock equivalents due to effect of stock options	4	7

Total weighted-average common shares and equivalents	4,344	4,404

Diluted earnings per share	$0.59	$0.64

NOTE 5 – Commitments, Contingent Liabilities and Guarantees
In the ordinary course of business, the Corporation makes commitments to extend credit to its customers through letters of credit, loan commitments and lines of credit. At June 30, 2009, the Corporation had $43,884,000 outstanding in loan commitments and other unused lines of credit extended to its customers as compared to $47,738,000 at December 31, 2008.
The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its letters of credit. Letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Generally, all letters of credit have expiration dates within one year of issuance. The credit risk involved in issuing letters of credit is essentially the same as the risks that are involved in extending loan facilities to customers. The Corporation generally holds collateral and/or personal guarantees supporting these commitments. The Corporation had outstanding $979,000 and $639,000 of letters of credit commitments as of June 30, 2009 and December 31, 2008, respectively. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of June 30, 2009 for payments under letters of credit issued was not material. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk.

NOTE 6 – Defined Benefit Retirement Plan
The Corporation had a defined benefit retirement plan covering substantially all of its employees, prior to January 1, 2008. Effective January 1, 2008, the plan was amended to close the plan to new entrants. The benefits are based on years of service and the employees’ compensation. The Corporation’s funding policy is to contribute annually the maximum amount that can be deducted for federal income taxes purposes. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. The Corporation has made no contributions in the first six months of 2009 and does not expect to contribute to the defined benefit plan in the remainder of 2009. Pension expense included the following components for the three and six month periods ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollar amounts in thousands)	2009	2008	2009	2008

Components of net periodic pension cost
Service cost	$47	$45	$94	$90
Interest cost	112	110	224	220
Expected return on plan assets	(115)	(106)	(230)	(212)
Amortization of prior service cost	(1)	—	(1)	—
Additional recognized amounts	40	9	80	18

Net periodic pension cost	$83	$58	$167	$116

NOTE 7 – Acquisition
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
Included in the purchase price of the branch was goodwill and core deposit intangible of $2,046,000 and $449,000, respectively. The core deposit intangible is being amortized over a ten-year period on a straight line basis. During the first six months of 2009 and 2008, amortization expense was $23,000. Accumulated amortization of core deposit intangible through June 30, 2009 was $128,000. The goodwill is not amortized, but is measured annually for impairment.
NOTE 8 – Investment in Unconsolidated Subsidiary
The Corporation owns 39.16% of the outstanding common stock of The First National Bank of Liverpool (FNBL), Liverpool, PA. This investment is accounted for under the equity method of accounting, as defined in Accounting Principles Board Opinion No. 18. The investment is being carried at $3,270,000 as of June 30, 2009. The Corporation increases its investment in FNBL for its share of earnings and decreases its investment by any dividends received from FNBL. A loss in value of the investment which is other than a temporary decline will be recognized. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of FNBL to sustain an earnings capacity which would justify the carrying amount of the investment.

NOTE 9 – Securities
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
In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, FSP FAS 115-2 and FAS 124-2 changes the presentation and amount of the other-than-temporary impairment recognized in the income statement. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income. This FSP is effective for the Corporation for interim and annual reporting periods ending June 30, 2009 and after.
The amortized cost and fair value of securities as of June 30, 2009 and December 31, 2008, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because the securities may be called or prepaid with or without prepayment penalties.

	June 30, 2009
			Gross	Gross
Securities Available for Sale	Amortized	Fair	Unrealized	Unrealized
Type and maturity	Cost	Value	Gains	Losses
U.S. Treasury securities and obligations of U.S. Government agencies and corporations
Within one year	$3,000	$3,028	$28	$—
After one year but within five years	23,490	23,658	174	(6)

	26,490	26,686	202	(6)
Obligations of state and political subdivisions
Within one year	7,191	7,206	15	—
After one year but within five years	33,945	34,848	907	(4)
After five years but within ten years	2,069	2,126	57	—

	43,205	44,180	979	(4)
Corporate notes
After one year but within five years	1,000	996	—	(4)

	1,000	996	—	(4)

Mortgage-backed securities	1,648	1,750	102	—
Equity securities	984	719	8	(273)

Total	$73,327	$74,331	$1,291	$(287)

	December 31, 2008
			Gross	Gross
Securities Available for Sale	Amortized	Fair	Unrealized	Unrealized
Type and maturity	Cost	Value	Gains	Losses
U.S. Treasury securities and obligations of U.S. Government agencies and corporations
Within one year	$4,627	4,732 $	$105	$—
After one year but within five years	19,961	20,236	275	—

	24,588	24,968	380	—
Obligations of state and political subdivisions
Within one year	3,571	3,593	22	—
After one year but within five years	27,622	28,343	727	(6)
After five years but within ten years	3,485	3,579	95	(1)

	34,678	35,515	844	(7)
Corporate notes
After one year but within five years	1,000	957	—	(43)

	1,000	957	—	(43)

Mortgage-backed securities	1,803	1,867	64	—
Equity securities	1,210	1,014	29	(225)

Total	$63,279	$64,321	$1,317	$(275)

In accordance with the disclosure requirements of EITF 03-01, the following table shows gross unrealized losses and fair value, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2009 and December 31, 2008 (in thousands):

	Unrealized Losses 06/30/2009
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities and obligations of U.S. Government agencies and corporations	$3,052	$(6)	$—	$—	$3,052	$(6)
Obligations of state and political subdivisions	3,229	(4)	—	—	3,229	(4)
Corporate and other securities	—	—	996	(4)	996	(4)

Debt securities	6,281	(10)	996	(4)	7,277	(14)

Equity securities	501	(222)	120	(51)	621	(273)

Total temporarily impaired securities	$6,782	$(232)	$1,116	$(55)	$7,898	$(287)

	Unrealized Losses 12/31/2008
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of state and political subdivisions	$1,016	$(7)	$—	$—	$1,016	$(7)
Corporate and other securities	957	(43)	—	—	957	(43)

Debt securities	1,973	(50)	—	—	1,973	(50)

Equity securities	743	(181)	99	(44)	842	(225)

Total temporarily impaired securities	$2,716	$(231)	$99	$(44)	$2,815	$(275)

The unrealized losses noted above are considered to be temporary impairments. Decline in the value of our debt securities is due only to interest rate fluctuations, rather than erosion of quality. As a result, the payment of contractual cash flows, including principal repayment, is not at risk. As management has the intent and ability to hold these investments until market recovery or maturity, none of the debt securities are deemed to be other-than-temporarily impaired. There is one debt security that has had unrealized losses for more than 12 months. This corporate note has a maturity date in February 2012, representing approximately 1.6% of the total debt securities amortized cost as of June 30, 2009.
Equity securities owned by the Company consist of common stock of various financial services providers (“Bank stocks”) that have traditionally been high-performing stocks prior to 2008. During 2008 and into 2009, market values of most of the Bank stocks have materially declined. As part of the quarterly analysis performed to assess impairment of its investment portfolio, management has determined that some of the unrealized losses in the Bank stock portfolio are “other than temporary”. Considerations used to determine other-than-temporary impairment status to individual holdings include the length of time the stock has remained in an unrealized loss position, and the percentage of unrealized loss compared to the carrying cost of the stock, dividend reduction or suspension, market analyst reviews and expectations, and other pertinent news that would affect expectations for recovery or further decline. In the second quarter of 2009, a total of $226,000 was recorded as an other-than-temporary impairment charge on two of the 17 Bank stocks held.
We understand that stocks can be cyclical and will experience some down periods. Historically, bank stocks have sustained cyclical losses, followed by periods of substantial gains. When market values of the Bank stocks recover, accounting standards do not allow reversal of the other-than-temporary impairment charge until the security is sold, at which time any proceeds above the carrying value will be recognized as gains on the sale of investment securities.
NOTE 10 – Fair Value Measurements
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
This FSP clarifies that when there has been a significant decrease in the volume and level of activity for the asset or liability, some transactions may not be orderly. In those situations, the entity must evaluate the weight of the evidence to determine whether the transaction is orderly. The FSP provides a list of circumstances that may indicate that a transaction is not orderly. A transaction price that is not associated with an orderly transaction is given little, if any, weight when estimating fair value. This FSP is effective for the Corporation for interim and annual reporting periods ending June 30, 2009 and after.

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
The following table summarizes financial assets and financial liabilities measured at fair value as of June 30, 2009 and December 31, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands).

			(Level 2)
		(Level 1)	Significant	(Level 3)
		Quoted Prices in	Other	Significant Other
		Active Markets for	Observable	Unobservable
	June 30, 2009	Identical Assets	Inputs	Inputs
Measured at fair value on a recurring basis:
Equity securities available-for-sale	$719	$719	$—	$—
Debt securities available-for-sale	73,612		73,612	—
Measured at fair value on a non-recurring basis:
Impaired loans	1,104	—	—	1,104
Other real estate owned	594	—	—	594

			(Level 2)
		(Level 1)	Significant	(Level 3)
		Quoted Prices in	Other	Significant Other
		Active Markets for	Observable	Unobservable
	December 31, 2008	Identical Assets	Inputs	Inputs
Measured at fair value on a recurring basis:
Equity securities available-for-sale	$1,014	$1,014	$—	$—
Debt securities available-for-sale	63,307		63,307	—
Measured at fair value on a non-recurring basis:
Impaired loans	—	—	—	—
Other real estate owned	305	—	—	305
Certain non-financial assets and non-financial liabilities measured at fair value on a recurring basis include reporting units measured at fair value in the first step of a goodwill impairment test. Certain non-financial assets measured at fair value on a non-recurring basis include non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test, as well as intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment. As stated above, SFAS 157 was applicable to these fair value measurements beginning January 1, 2009 and were not significant at June 30, 2009.
Fair Value of Financial Instruments
In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1). FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for the Corporation for interim and annual reporting periods ending June 30, 2009 and after.

The estimated fair values of the Corporation’s financial instruments are as follows (in thousands):
Financial Instruments
(in thousands)

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and due from banks	$9,282	$9,282	$12,264	$12,264
Interest bearing deposits with banks	252	252	193	193
Federal funds sold	7,500	7,500	—	—
Interest bearing time deposits with banks	5,325	5,483	5,325	5,471
Securities	74,331	74,331	64,321	64,321
Restricted investment in FHLB stock	2,197	2,197	2,197	2,197
Total loans, net of unearned interest	305,249	313,069	312,522	323,289
Accrued interest receivable	2,544	2,544	2,315	2,315

Financial liabilities:
Non-interest bearing deposits	51,663	51,663	54,200	54,200
Interest bearing deposits	320,594	322,816	302,831	306,500
Securities sold under agreements to repurchase	1,718	1,718	1,944	1,944
Short-term borrowings	—	—	8,635	8,635
Long-term debt	5,000	5,041	5,000	5,021
Other interest bearing liabilities	1,118	1,122	1,096	1,096
Accrued interest payable	741	741	801	801

Off-balance sheet financial instruments:
Commitments to extend credit	—	—	—	—
Letters of credit	—	—	—	—
Management uses its best judgment in estimating the fair value of the Corporation’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, the fair value estimates herein are not necessarily indicative of the amounts the Corporation could have realized in sales transactions on the dates indicated. The estimated fair value amounts have been measured as of their respective quarter ends and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each quarter end.
The information presented above should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is provided only for a limited portion of the Corporation’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation’s disclosures and those of other companies may not be meaningful.
The following describes the estimated fair value of the Corporation’s financial instruments as well as the significant methods and assumptions used to determine these estimated fair values.
Carrying values approximate fair value for cash and due from banks, interest-bearing demand deposits with other banks, federal funds sold, restricted stock in the Federal Home Loan Bank, interest receivable, non-interest bearing demand deposits, securities sold under agreements to repurchase, other interest bearing liabilities and interest payable.

Interest bearing time deposits with banks — The estimated fair value is determined by discounting the contractual future cash flows, using the rates currently offered for deposits of similar remaining maturities.
Securities Available for Sale — Debt securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, the Corporation obtains fair value measurement from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. Equity securities classified as available for sale are reported at fair value using Level 1 inputs.
Loans — For variable-rate loans that reprice frequently and which entail no significant changes in credit risk, carrying values approximated fair value. Substantially all commercial loans and real estate mortgages are variable rate loans. The fair value of other loans (i.e. consumer loans and fixed-rate real estate mortgages) are estimated by calculating the present value of the cash flow difference between the current rate and the market rate, for the average maturity, discounted quarterly at the market rate.
Impaired Loans — Certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based on customized discounting criteria.
Fixed rate time deposits — The estimated fair value is determined by discounting the contractual future cash flows, using the rates currently offered for deposits of similar remaining maturities.
Commitments to extend credit and letters of credit — The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account market interest rates, the remaining terms and present credit worthiness of the counterparties. The fair value of guarantees and letters of credit is based on fees currently charged for similar agreements.
NOTE 11 – Subsequent Events
On July 21, 2009, the Board of Directors declared a regular cash dividend for the third quarter of 2009 of $0.20 per share to shareholders of record on August 14, 2009, payable on September 1, 2009.

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
General:
The following discusses the consolidated financial condition of the Corporation as of June 30, 2009, as compared to December 31, 2008, and the consolidated results of operations for the three and six months ended June 30, 2009, compared to the same period in 2008. This discussion should be read in conjunction with the interim consolidated financial statements and related footnotes included herein.
Introduction:
Juniata Valley Financial Corp. is a Pennsylvania corporation organized in 1983 to become the holding Corporation of The Juniata Valley Bank. The Bank is a state-chartered bank headquartered in Mifflintown, Pennsylvania. Juniata Valley Financial Corp. and its subsidiary bank derive substantially all of their income from banking and bank-related services, including interest earned on residential real estate, commercial mortgage, commercial and consumer loans, interest earned on investment securities and fee income from deposit services and other financial services to its customers through 12 locations in central Pennsylvania. Juniata Valley Financial Corp. also owns 39.16% of the First National Bank of Liverpool (“Liverpool”), located in Liverpool, Pennsylvania. The Corporation accounts for Liverpool as an unconsolidated subsidiary using the equity method of accounting.
Financial Condition:
As of June 30, 2009, total assets increased by $7,844,000, or 1.8%, as compared to December 31, 2008. Deposits increased $15.2 million, $8.6 million of which was used to repay short-term debt. Interest-bearing deposits grew by $17.8 million, while non-interest bearing deposits declined by $2.5 million.

The table below shows changes in deposit volumes by type of deposit (in thousands of dollars) between December 31, 2008 and June 30, 2009.

	June 30,	December 31,	Change
	2009	2008	$	%
Deposits:
Demand, non-interest bearing	$51,663	$54,200	$(2,537)	(4.7%)
NOW and money market	68,460	62,099	6,361	10.2%
Savings	41,111	37,114	3,997	10.8%
Time deposits, $100,000 and more	41,182	39,059	2,123	5.4%
Other time deposits	169,841	164,559	5,282	3.2%

Total deposits	$372,257	$357,031	$15,226	4.3%

Overall, loans, net of unearned interest, decreased by $7,387,000, or 2.3%, between December 31, 2008 and June 30, 2009. As shown in the table below (in thousands of dollars), the decrease in outstanding loans since December 31, 2008 has been related primarily to commercial, home equity and personal installment loan activity.

	June 30,	December 31,	Change
	2009	2008	$	%
Loans:
Commercial, financial and agricultural	$34,311	$38,755	$(4,444)	(11.5%)
Real estate — commercial	34,344	32,171	2,173	6.8%
Real estate — construction	22,563	22,144	419	1.9%
Real estate — mortgage	139,484	140,016	(532)	(0.4%)
Home equity	55,914	60,949	(5,035)	(8.3%)
Obligations of states and political subdivisions	7,901	7,177	724	10.1%
Personal	13,228	13,920	(692)	(5.0%)

Total loans	$307,745	$315,132	($7,387)	(2.3%)

A summary of the transactions in the allowance for loan losses for each of the six months ended June 30, 2009 and 2008 (in thousands) are presented below.

	Periods Ended June 30,
	2009	2008
Balance of allowance — January 1	$2,610	$2,322

Loans charged off	(331)	(73)

Recoveries of loans previously charged off	5	19

Net charge-offs	(326)	(54)
Provision for loan losses	212	144

Balance of allowance — end of period	$2,496	$2,412

Ratio of net charge-offs during period to average loans outstanding	0.11%	0.02%

As of June 30, 2009, the Corporation had several loan relationships, with an aggregate carrying balance of $1,824,000, deemed to be impaired that have been placed in nonaccrual status. Specific allocations totaling $150,000 have been included within the loan loss reserve for these loans. Management believes that the specific reserve is adequate to cover potential future losses related to these relationships. There are four other significant loan relationships considered to be impaired, with outstanding balances totaling $4,776,000, on which interest continues to accrue. Specific allocations within the allowance for loan losses for these loans total $60,000. Otherwise, there are no material loans classified for regulatory purposes as loss, doubtful, substandard, or special mention which management expects to significantly impact future operating results, liquidity or capital resources. Following is a summary of the Bank’s non-performing loans on June 30, 2009 as compared to December 31, 2008.

(Dollar amounts in thousands)	June 30, 2009	December 31, 2008

Non-performing loans
Nonaccrual loans	$1,824	$1,255
Accruing loans past due 90 days or more	906	664
Restructured loans	—	—

Total	$2,730	$1,919

Average loans outstanding	$310,381	$307,606

Ratio of non-performing loans to average loans outstanding	0.88%	0.62%
Stockholders’ equity increased by $933,000, or 1.92%, from December 31, 2008 to June 30, 2009. Net income of $2,575,000 and cash received for treasury stock reissued for the Corporation’s stock option and stock purchase plans of $133,000 increased stockholders’ equity, while dividends paid of $1,649,000 and cash used to purchase Corporation stock into treasury of $128,000 reduced the Corporation’s capital position. The Corporation repurchased stock into treasury pursuant to its stock repurchase program. During the first six months of 2009, the Corporation purchased 7,600 shares. Securities available for sale decreased in market value, representing a decrease to equity of $17,000, net of taxes while accounting for stock-based compensation activity increased equity by $19,000.
Recently, the FDIC Board has adopted a restoration plan that raised assessment rates for deposit insurance premiums for 2009 and also levied a special emergency assessment; these developments significantly affected operating results for the Corporation during the second quarter of 2009, as described in the following operations overview. The FDIC has also indicated that an additional special assessment could be proposed that would be charged again during 2009.
Management is not aware of any other current recommendations of applicable regulatory authorities that, if implemented, would have a material effect on the Corporation’s liquidity, capital resources, or operations.
Subsequent to June 30, 2009, the following events took place:
On July 21, 2009, the Board of Directors declared a regular cash dividend for the third quarter of 2009 of $0.20 per share to shareholders of record on August 14, 2009, payable on September 1, 2009.
Comparison of the Three Months Ended June 30, 2009 and 2008
Operations Overview:
Net income for the second quarter of 2009 was $1,165,000, a decrease of $232,000, or 16.6%, compared to the second quarter of 2008. Basic and diluted earnings per share were $.27 in the second quarter of 2009, a $0.05 decrease from the second quarter in 2008. Annualized return on average equity for the second quarter in 2009 was 9.47%, compared to the prior year’s ratio for the same period of 11.42%. For the quarter ended June 30, annualized return on average assets was 1.07% in 2009, versus 1.31% in 2008, reflecting a decrease of 18.3%. The decrease in net income was primarily a result of the increase in the assessment for FDIC insurance on deposits during the second quarter of 2009.

Presented below are selected key ratios for the two periods:

	Three Months Ended
	June 30,
	2009	2008
Return on average assets (annualized)	1.07%	1.31%
Return on average equity (annualized)	9.47%	11.42%
Average equity to average assets	11.26%	11.43%

Non-interest income, excluding securities gains and impairment charges, as a percentage of average assets (annualized)	1.04%	1.20%
Non-interest expense as a percentage of average assets (annualized)	3.03%	2.75%
There were items that impact comparability when making comparisons of the second quarters of 2009 and 2008. Charges to earnings for equity securities deemed to be other-than-temporarily impaired occurred in both periods. In the second quarter of 2009, a special assessment was charged to banks by the FDIC, and a refund was received from the Commonwealth of Pennsylvania for sales tax overpaid in prior years. During the second quarter of 2008, the Corporation recorded a gain from receipt of life insurance proceeds, a lump-sum adjustment to reduce accrued, unvested post-retirement liabilities as a result of the departure of personnel and a gain from the sale of property formerly used as a branch.
The discussion that follows further explains changes in the components of net income when comparing the second quarter of 2009 with the second quarter of 2008.
Net Interest Income:
Net interest income was $4,053,000 for the second quarter of 2009, as compared to $3,963,000 in the same quarter in 2008. Average earning assets grew by 2.4%, while the net interest margin on a fully tax equivalent basis decreased by 1 basis point.
Interest on loans decreased $241,000, or 4.4%, in the second quarter of 2009 as compared to the same period in 2008. The average weighted interest rate decrease of 47 basis points lowered interest income by approximately $348,000, while an increase in average balances outstanding added approximately $107,000 in interest income.
Interest earned on investment securities and money market investments decreased $127,000 in the second quarter of 2009 as compared to 2008, with average balances increasing $2.9 million during the period. The yield on money market investments (federal funds and interest bearing deposits) decreased by 126 basis points in the second quarter of 2009 as compared to the second quarter of 2008, due to the reduction in the federal funds target rate from 2.00% on June 30, 2008 to 0.25% as of June 30, 2009. Likewise, the overall pre-tax yield on the investment securities portfolio decreased during that same timeframe by 58 basis points.
Average interest-bearing deposits and securities sold under agreements to repurchase declined by $178,000, while average non-interest bearing deposits grew by $3,661,000. This change in the mix of deposits, in addition to the lower general rate environment, contributed to the reduction in the cost to fund earning assets, which was reduced by 52 basis points, to 1.88%, in the second quarter of 2009.
Total average earning assets during the second quarter of 2009 were $397,760,000, compared to $388,264,000 during the second quarter of 2008, yielding 5.96% in 2009 versus 6.48% in 2008. Funding costs for the earning assets were 1.88% and 2.40% for the second quarters of 2009 and 2008, respectively. Net interest margin on a fully tax-equivalent basis for the second quarter of 2009 was 4.26%. For the same period in 2008, the fully-tax equivalent net interest margin was 4.27%.

Provision for Loan Losses:
In the second quarter of 2009, the provision for loan losses was $77,000, as compared to a provision of $112,000 in the second quarter of 2008. Management regularly reviews the adequacy of the loan loss reserve and makes assessments as to specific loan impairment, historical charge-off expectations, general economic conditions in the Bank’s market area, specific loan quality and other factors.
Non-interest Income:
Non-interest income in the second quarter of 2009 was $909,000, compared to $922,000 in the second quarter of 2008, a decrease of $13,000. As mentioned in the overview above, there were items that impact comparability when making comparisons of the two quarters. The following table quantifies the impact of these items.

	Quarter ended June 30,
Non-interest income (in thousands)	2009	2008
Securities other-than-temporary impairment charge	$(226)	$(393)
Gains on the sale of securities	—	28
Gains on the sale of former branch locations	14	58
Gains from life insurance proceeds	—	179
Refund of overcharged PA sales tax from years 2004-2006	40	—

Total positive (negative) impact on non-interest income	$(172)	$(128)

In the second quarter of 2009, management identified other-than-temporary impairment on two equities in the Corporation’s common stock portfolio and accordingly, an impairment charge to earnings of $226,000 was recorded. The same type of analysis one year ago resulted in a similar impairment charge of $393,000 on six equity securities. The Corporation recognized no gains from the sales of securities during the second quarter of 2009, while a gain of $28,000 was recorded in the second quarter of 2008 from the disposal of a stock that had been written down for impairment in the prior year. Property used formerly as branch locations was sold in each of the comparative quarters, yielding gains of $14,000 in the second quarter of 2009 and $58,000 in the second quarter of 2008. As a result of petitions to the state of Pennsylvania disputing certain charges for state sales tax over the periods of 2004 through 2006, the Corporation received a refund of $40,000 in the second quarter of 2009. During the second quarter of 2008, the Corporation received $179,000 in death benefits in excess of the carrying cash surrender value of bank-owned life insurance policies. These types of transactions generally do not occur on a regular basis as part of recurring operating income. As a total, the negative impact of these items on non-interest income was $44,000 greater in the second quarter of 2009 than in the same period in 2008.
Trust fee income was $8,000 or 8.5% lower in 2009’s second quarter as compared to 2008’s second quarter. Likewise, commissions from sales of non-deposit products in the second quarter of 2009 were 12.8%, or $22,000, lower than in the previous year’s same quarter. Fees received for customer services, primarily overdraft protection, increased by $12,000, or 2.9%, while increased electronic banking card fees earned in the second quarter of 2009 contributed significantly to the increase in other noninterest income.
As a percentage of average assets, annualized non-interest income, exclusive of net gains on the sale of securities and impairment charge, was 1.04% in the second quarter of 2009 as compared to 1.20% in the same period of 2008. If all items impacting comparability were excluded from the computation, the ratios would be 0.99% in 2009 compared to 0.98% in 2008.
Non-interest Expense:
Total non-interest expense increased $370,000, or 12.6%, in the second quarter of 2009 as compared to 2008. Of the $370,000 increase, $300,000 was due to items that impact comparability when making comparisons of the two quarters. The following table quantifies the impact of the items that made up the $300,000 variance.

	Quarter ended June 30,
Non-interest expense (in thousands)	2009	2008
Forfeiture of unvested employee benefits	$—	$(106)
FDIC Insurance special assessment	194	—

Total negative (positive) impact on non-interest expense	$194	$(106)

In the second quarter of 2008, certain unvested benefits were forfeited, resulting in an adjustment to the accrued liability for post-retirement benefits of $106,000. In 2009’s second quarter, banks were charged a special assessment by the FDIC, which is intended to replenish the Bank Insurance Fund. In Juniata’s case, the special assessment was $194,000.
Exclusive of the benefit from the forfeiture of unvested employee benefits in 2008, employee compensation and benefits costs decreased by $38,000, or 2.3%, in the second quarter of 2009 compared to the second quarter of 2008, primarily due to a decrease in part time salaries and commissions. The cost of regular, recurring FDIC insurance premiums rose by $112,000 in the second quarter of 2009 when compared to the second quarter of 2008, exclusive of the special assessment.
As a percentage of average assets, annualized noninterest expense was 3.03% in the second quarter of 2009 as compared to 2.75% in the same period of 2008. If the items impacting comparability were excluded from the computation, the ratios would be 2.85% in both periods.
Provision for income taxes:
Income tax expense in the second quarter of 2009 was $405,000, or 6.0%, less than in the same time period in 2008. The effective tax rate in the second quarter of 2009 was 25.8% versus 23.5% in 2008. The ratio of tax-free interest-earning assets to total assets increased in 2009, providing for a greater amount of non-taxable interest income. The item having the most influence in reducing the effective tax rate in 2008, however, were the tax-free proceeds from a death claim on insurance policies, as discussed earlier.
Comparison of the Six Months Ended June 30, 2009 and 2008
Operations Overview:
Income before income taxes for the first six months of 2009 decreased by $266,000, or 7.1%, when compared to the same period in 2008. Net interest income after provision for loan losses increased by $157,000, or 2.0%. Non-interest income increased $97,000, or 4.7%, while non-interest expense increased by $520,000, or 8.7%. The provision for income tax decreased by $42,000 when comparing the two periods, resulting in an overall decrease to net income of $224,000, or 8.0%.
Presented below are selected key ratios for the two periods:

	Six Months Ended
	June 30,
	2009	2008
Return on average assets (annualized)	1.19%	1.32%
Return on average equity (annualized)	10.52%	11.51%
Average equity to average assets	11.34%	11.48%

Non-interest income, excluding securities gains and impairment charges, as a percentage of average assets (annualized)	1.10%	1.14%
Non-interest expense as a percentage of average assets (annualized)	3.01%	2.82%
There were several items that impact comparability when making comparisons of the two periods. Charges to earnings for equity securities deemed to be other-than-temporarily impaired and gains on the sale of properties occurred in both periods. During the first six months of 2008, the Corporation recorded a gain from receipt of life insurance proceeds, a gain from the sale of securities, a lump-sum adjustment to reduce accrued, unvested post-retirement liabilities as a result of the departure of personnel and proceeds from the partial redemption of VISA shares. In 2009, noninterest income was recorded for Pennsylvania sales tax refunds and for deferred fees earned on the sale of credit life insurance. Additionally, in 2009, a special assessment was charged to banks by the FDIC.

The discussion that follows further explains these and other changes in the components of net income when comparing the year-to-date results of operations for 2009 and 2008.
Net Interest Income: Net interest income was $8,070,000 for the first six months of 2009, as compared to $7,845,000 in the same period in 2008. A 175 basis point reduction in the prime and federal funds rates between June 30, 2008 and June 30, 2009, affected the cost of funding to a greater extent than the yield on earning assets in the year to year comparison.
Interest on loans decreased $478,000, or 4.3%, in the first six months of 2009 as compared to the same period in 2008. An average weighted interest rate decrease of 53 basis points, in conjunction with an increase of $9,539,000 in the average balance of the loan portfolio, was responsible for lower interest income in comparison to the 2009 period.
Interest earned on investment securities and money market investments decreased $317,000 in the first six months of 2009 as compared to 2008, with average balances decreasing $2,014,000 during the period. The yield on money market investments (federal funds and interest bearing deposits) decreased by 132 basis points in the first half of 2009 as compared to the first half of 2008, due to the reduction in the federal funds target rate from 2.00% on June 30, 2008 to a range of 0% to 0.25% as of June 30, 2009. Likewise, the overall pre-tax yield on the investment securities portfolio decreased during that same timeframe by 59 basis points.
Average interest-bearing deposits and securities sold under agreements to repurchase declined by $1,821,000, while average non-interest bearing deposits grew by $4,003,000, when comparing the first half of 2009 to the same period in 2008. This change in the mix of deposits, in addition to the lower general rate environment, contributed to the reduction in the cost to fund earning assets, which was reduced by 57 basis points, to 1.94%, in the first half of 2009.
Total average earning assets during the first half of 2009 were $392,435,000, compared to $384,910,000 during the first half of 2008, yielding 6.06% in 2009 versus 6.59% in 2008. Funding costs for the earning assets were 1.94% and 2.51% for the six months ended June 30, 2009 and 2008, respectively. Net interest margin on a fully tax-equivalent basis for the first half of 2009 was 4.31%. For the same period in 2008, the fully-tax equivalent net interest margin was 4.26%.
Provision for Loan Losses:
In the first six months of 2009, the provision made for loan losses was $212,000. Management regularly reviews the adequacy of the loan loss reserve and makes assessments as to specific loan impairment, historical charge-off expectations, general economic conditions in the Bank’s market area, specific loan quality and other factors. In the first six months of 2008, a loan loss provision of $144,000 was recorded.
Noninterest income:
Non-interest income in the first six months of 2009 was $2,151,000, compared to $2,054,000 in the first six months of 2008, an increase of $97,000. As mentioned in the overview above, there were several items that impact comparability when making comparisons of the two periods. The following table quantifies the impact of these items.

	Year-to-date through June 30,
Non-interest income (in thousands)	2009	2008
Securities other-than-temporary impairment charge	$(226)	$(393)
Gains on the sale of securities	—	41
Partial redemption of VISA shares	—	38
Gains on the sale of former branch locations	14	58
Gains from life insurance proceeds	—	179
Refund of overcharged PA sales tax from years 2004-2006	40	—
Prior period income from credit-life insurance sales	323	—

Total positive (negative) impact on non-interest income	$151	$(77)

In the first six months of 2009, management identified other-than-temporary impairment on two equities in the Corporation’s common stock portfolio and, accordingly, an impairment charge to earnings of $226,000 was recorded. The same type of analysis one year ago resulted in a similar impairment charge of $393,000 on six equity securities. The Corporation recognized no gains from the sales of securities during the first half of 2009, while a gain of $41,000 was recorded in the first half of 2008. Property used formerly as branch locations was sold during each of the comparative periods, yielding gains of $14,000 in 2009 and $58,000 in 2008. As a result of petitions to the state of Pennsylvania disputing certain charges for state sales tax over the periods of 2004 through 2006, the Corporation received a refund of $40,000 in the first half of 2009. During the first six months of 2008, the Corporation received $179,000 in death benefits in excess of the carrying cash surrender value of bank-owned life insurance policies. In 2008, the Corporation received funds from VISA for the partial redemption of Class B shares that were created as a result of VISA’s IPO. The redemption amount was $38,000 and was recorded as other non-interest income. Included also in non-interest income in the first half of 2009 was an adjustment of $323,000, representing previously unrecorded fees earned in prior periods from the sales of insurance policies on loans. The adjustment was deemed by management to be immaterial to the consolidated financial statements in all prior periods and therefore required no prior period restatement of earnings. These types of transactions generally do not occur on a regular basis as part of recurring operating income. As a total, the positive impact of these transactions on non-interest income was $228,000 greater in the first half of 2009 than in the same period in 2008.
Trust fees earned in the first six months of 2009 were $47,000 lower than those earned in the first six months of 2008, primarily due to the reduction in market values in the recent economic downturn. Fees for customer service on deposit accounts in the first half of 2009 decreased slightly compared to the same period in 2008 by $8,000, or 1.0%, due to reduced activity in the overdraft protection product. At $258,000, commissions from the sale of non-deposit products were 67% of the $383,000 in commissions earned in 2008. Income from bank owned life insurance and annuities decreased in the first half of 2009 compared to the first half of 2008 by $18,000, or 7.6%, as a result of lower earning rates. Income from our unconsolidated subsidiary was $96,000, representing earnings recorded under the equity method of accounting for the ownership of 39.16% of the First National Bank of Liverpool during the first six months of 2009, a 3.2% increase over the previous year’s same period.
As a percentage of average assets, annualized non-interest income, exclusive of net gains on the sale of securities and impairment charge, was 1.10% in the first six months of 2009 as compared to 1.14% in the same period of 2008. If the infrequently-occurring items were excluded from the computation, the ratios would be 0.93% in 2009 and 1.01% in 2008.
Noninterest expense: Total non-interest expense increased $520,000, or 8.7%, in the first six months of 2009 as compared to 2008. Of the $520,000 increase, $300,000 was due to items that affected comparability. The following table quantifies the impact of the items that made up the $300,000 variance.

	Year-to-date through June 30,
Non-interest expense (in thousands)	2009	2008
Forfeiture of unvested employee benefits	$—	$(106)
FDIC Insurance special assessment	194	—

Total negative (positive) impact on non-interest expense	$194	$(106)

In the first six months of 2008, certain unvested benefits were forfeited, resulting in an adjustment to the accrued liability for post-retirement benefits of $106,000. In 2009’s second quarter, banks were charged for a special assessment by the FDIC, which is intended to replenish the Bank Insurance Fund. In Juniata’s case, the special assessment was $194,000.
Exclusive of the benefit from the forfeiture of unvested employee benefits in 2008, employee compensation and benefits costs were unchanged in the first six months of 2009 when compared to the same period in 2008. The cost of regular, recurring FDIC insurance premiums (exclusive of the special assessment) rose by $190,000 in the first six months of 2009 when compared to the first six months of 2008.
Other changes in noninterest expense in the comparable periods included an increase of $51,000 in costs to maintain foreclosed assets and an increase of $42,000 in professional consulting fees. Cost increases in these categories were offset somewhat by modest reductions in equipment expense and in director compensation costs.

As a percentage of average assets, annualized noninterest expense was 3.01% in the first six months of 2009 as compared to 2.82% in the same period of 2008. If the items that affected comparability were excluded from the computation, the ratios would be 2.93% in 2009 and 2.87% in 2008. The increase in regular, recurring FDIC insurance expense added 9 basis points to the 2009 ratio.
Provision for income taxes:
Income tax expense in the first six months of 2009 was $42,000, or 43%, less than in the same time period in 2008. The effective tax rate in 2009 was 26.5% versus 25.7% in 2008. The tax-free proceeds from a death claim on insurance policies in 2008 were responsible for the lower effective tax rate in 2008. Additionally, the ratio of tax-free interest-earning assets to total assets dropped from 9.4% in 2008 to 9.2% in 2009, providing for a lesser amount of non-taxable interest income.
Liquidity:
The objective of liquidity management is to ensure that sufficient funding is available, at a reasonable cost, to meet the ongoing operational cash needs of the Corporation and to take advantage of income producing opportunities as they arise. While the desired level of liquidity will vary depending upon a variety of factors, it is the primary goal of the Corporation to maintain a high level of liquidity in all economic environments. Principal sources of asset liquidity are provided by securities maturing in one year or less, other short-term investments such as federal funds sold and cash and due from banks. Liability liquidity, which is more difficult to measure, can be met by attracting deposits and maintaining the core deposit base. The Corporation is a member of the Federal Home Loan Bank of Pittsburgh for the purpose of providing short-term liquidity when other sources are unable to fill these needs. During the first six months of 2009, the average balance of short-term borrowings from the Federal Home Loan Bank was $220,000, with none outstanding on June 30, 2009. As of June 30, 2009, the Corporation had long-term debt of $5,000,000 and had unused borrowing capacity with the Federal Home Loan Bank of $180 million.
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
Off-Balance Sheet Arrangements:
The Corporation’s consolidated financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk, credit risk, and interest rate risk. These commitments consist mainly of loans approved but not yet funded, unused lines of credit and letters of credit issued using the same credit standards as on-balance sheet instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Letters of credit are conditional commitments issued to guarantee the financial performance obligation of a customer to a third party. Unused commitments and letters of credit at June 30, 2009, were $43,884,000 and $979,000, respectively. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation. Management believes that any amounts actually drawn upon can be funded in the normal course of operations. The Corporation has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or the availability of capital resources.
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

Capital Adequacy:
Bank regulatory authorities in the United States issue risk-based capital standards. These capital standards relate a banking Corporation’s capital to the risk profile of its assets and provide the basis by which all banking companies and banks are evaluated in terms of capital adequacy. The risk-based capital standards require all banks to have Tier 1 capital of at least 4% and total capital, including Tier 1 capital, of at least 8% of risk-adjusted assets. Tier 1 capital includes common stockholders’ equity and qualifying perpetual preferred stock together with related surpluses and retained earnings. Total capital is comprised of Tier 1 capital, limited life preferred stock, qualifying debt instruments, and the reserves for possible loan losses. Banking regulators have also issued leverage ratio requirements. The leverage ratio requirement is measured as the ratio of Tier 1 capital to adjusted average assets. At June 30, 2009, the Bank exceeded the regulatory requirements to be considered a “well capitalized” financial institution, i.e., a leverage ratio exceeding 5%, Tier 1 capital exceeding 6% and total capital exceeding 10%.

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
Recent declines and volatility in the values of financial institution stocks have significantly reduced the likelihood of realizing significant gains in the near-term. Although the Corporation has realized occasional gains from this portfolio in the past, the primary objective of the portfolio is to achieve value appreciation in the long term while earning consistent attractive after-tax yields from dividends. The carrying value of the financial institutions stocks accounted for less than 0.2% of the Corporation’s total assets as of June 30, 2009. Management performs an impairment analysis on the entire investment portfolio, including the financial institutions stocks on a quarterly basis. As of June 30, 2009, “other-than-temporary” impairment was identified on two equity securities, resulting in a charge to earnings of $226,000. There is no assurance that further declines in market values of the common stock portfolio in the future will not result in “other-than-temporary” impairment charges, depending upon facts and circumstances present.
The equity investments in the Corporation’s portfolio had an adjusted cost basis of approximately $984,000 and a fair value of $719,000 at June 30, 2009. Net unrealized losses in this portfolio were approximately $265,000 at June 30, 2009.
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
The primary objective of the Corporation’s asset-liability management process is to maximize current and future net interest income within acceptable levels of interest rate risk while satisfying liquidity and capital requirements. Management recognizes that a certain amount of interest rate risk is inherent, appropriate and necessary to ensure profitability. A simulation analysis is used to assess earnings and capital at risk from movements in interest rates. The model considers three major factors of (1) volume differences, (2) repricing differences, and (3) timing in its income simulation. As of the most recent model run, data was disseminated into appropriate repricing buckets, based upon the static position at that time. The interest-earning assets and interest-bearing liabilities were assigned a multiplier to simulate how much that particular balance sheet item would re-price when interest rates change. Finally, the estimated timing effect of rate changes is applied, and the net interest income effect is determined on a static basis (as if no other factors were present). As the table below indicates, based upon rate shock simulations on a static basis, the Corporation’s balance sheet is slightly asset sensitive. Over a one-year period, the effect of a 100, 200 and 300 basis point rate increase would decrease net interest income by $60,000, $119,000 and $178,000, respectively. No rate shock modeling was done for a declining rate environment, as the federal funds target rate currently is between zero and 0.25%. The modeling process is continued by further estimating the impact that imbedded options and probable internal strategies may have in the changing-rate environment. Examples of imbedded options are floor and ceiling features in adjustable rate mortgages and call features on securities in the investment portfolio. Applying the likely results of all known imbedded options and likely internal pricing strategies to the simulation produces quite different results from the static position assumptions. Over a one-year period, the effect a 100, 200 and 300 basis point rate increase would add about $36,000, $138,000 and $376,000, respectively, to net interest income. As the table below indicates, the net effect of interest rate risk on net interest income is minimal in a rising rate environment. Juniata’s rate risk policies provide for maximum limits on net interest income that can be at risk for 100 through 300 basis point changes in interest rates.
Effect of Interest Rate Risk on Net Interest Income
(Dollars in thousands)

	Change in Net	Change in Net
Change in	Interest Income	Interest Income	Total Change in
Interest Rates	Due to Interest	Due to Imbedded	Net Interest
(Basis Points)	Rate Risk (Static)	Options	Income

300	$(178)	$376	$198
200	(119)	138	19
100	(60)	36	(24)
0	—	—	—
The net interest income at risk position remained within the guidelines established by the Corporation’s asset/liability policy.
No material change has been noted in the Bank’s equity value at risk. Please refer to the Annual Report on Form 10-K as of December 31, 2008 for further discussion of this matter.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
As of June 30, 2009, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 (“Exchange Act”), Rule 13a-15(e). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Corporation reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.
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

Item 1A.	RISK FACTORS
There have been no material changes in risk factors that were disclosed in the Annual Report on Form 10-K as of December 31, 2008.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information on repurchases by the Corporation of its common stock in each month of the quarter ended June 30, 2009:

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number	Average	Part of Publicly	Shares that May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	per Share	Programs	Plans or Programs (1)

April 1-30, 2009	—	$—	—	210,936
May 1-31, 2009			—	210,936
June 1-30, 2009	—		—	210,936

Totals	—		—	210,936

(1)
On March 23, 2001, the Corporation announced plans to buy back 100,000 (200,000 on a post-split basis) shares of its common stock. There is no expiration date to this buyback plan, but subsequent to the initial plan, the Board of Directors authorized the repurchase of 400,000 additional shares in 2005 and then authorized 200,000 additional shares in September of 2008. As of August 5, 2009, the number of shares that may yet be purchased under the program was 210,936. No repurchase plan or program expired during the period covered by the table. The Corporation has no stock repurchase plan or program that it has determined to terminate prior to expiration or under which it does not intend to make further purchases.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Annual Meeting of Stockholders of Juniata Valley Financial Corp. was held on May 19, 2009. At the Annual Meeting, the stockholders elected 5 Class A directors to serve until the 2012 Annual Meeting, as described below:

		Withhold	Abstentions /
Name	For	Authority	Broker Non-votes
A. Jerome Cook	2,625,558	166,368	0
Martin L. Dreibelbis	2,728,007	63,919	0
Marshall L. Hartman	2,721,187	70,739	0
Robert K. Metz	2,726,009	65,917	0
Richard M. Scanlon, DMD	2,724,566	67,360	0
The terms of the following directors continued after the annual meeting: Timothy I. Havice, Charles L. Hershberger, Ronald H. Witherite, Joe E. Benner, Francis J. Evanitsky, Philip E. Gingerich, Jr., Dale G. Nace, P.E., Jan G. Snedeker.
There were no other matters considered at the meeting.

Item 5.	OTHER INFORMATION
None

Item 6.	EXHIBITS

3.1	—	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 4.1 to the Corporation’s Form S-3 Registration Statement No. 333-129023 filed with the SEC on October 14, 2005)

3.2	—	Bylaws (incorporated by reference to Exhibit 3.2 to the Corporation’s report on Form 8-K filed with the SEC on December 21, 2007)

10.0	—	2004 Executive Annual Incentive Plan (incorporated by reference to Exhibit 10.15 to the Corporation’s report on Form 10-K filed with the SEC on March 16, 2005)*

10.1	—	Exhibits A-B to 2004 Executive Annual Incentive Plan (filed herewith)*

31.1	—	Rule 13a – 14(a)/15d – 14(a) Certification of President and Chief Executive Officer

31.2	—	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Financial Officer

32.1	—	Section 1350 Certification of President and Chief Executive Officer (furnished, not filed)

32.2	—	Section 1350 Certification of Chief Financial Officer (furnished, not filed)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Juniata Valley Financial Corp. (Registrant)
Date: 08-07-2009	By:	/s/ Francis J. Evanitsky
Francis J. Evanitsky, President and Chief Executive Officer

Date: 08-07-2009	By:	/s/ JoAnn N. McMinn
JoAnn N. McMinn, Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 4.1 to the Corporation’s Form S-3 Registration Statement No. 333-129023 filed with the SEC on October 14, 2005)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Corporation’s report on Form 8-K filed with the SEC on December 21, 2007)

10.0	2004 Executive Annual Incentive Plan (incorporated by reference to Exhibit 10.15 to the Corporation’s report on Form 10-K filed with the SEC on March 16, 2005)*

10.1	Exhibits A-B to 2004 Executive Annual Incentive Plan (filed herewith)*

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of President and Chief Executive Officer

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of President and Chief Executive Officer (furnished, not filed)

32.2	Section 1350 Certification of Chief Financial Officer (furnished, not filed)