Form 10-Q
period 2009-09-30
JUNIATA VALLEY FINANCIAL CORP
filed 2009-11-09
CIK 714712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934
For the quarterly period ended September 30, 2009
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 9, 2009

Common Stock ($1.00 par value)	4,342,587 shares

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
Juniata Valley Financial Corp. and Subsidiary
Consolidated Statements of Financial Condition
(Unaudited, Dollar amounts in thousands, except share data)

	September 30,	December 31,
	2009	2008
ASSETS
Cash and due from banks	$11,099	$12,264
Interest bearing deposits with banks	117	193

Cash and cash equivalents	11,216	12,457

Interest bearing time deposits with banks	1,599	5,325
Securities available for sale	81,678	64,321
Restricted investment in Federal Home Loan Bank (FHLB) stock	2,197	2,197
Investment in unconsolidated subsidiary	3,291	3,176

Total loans, net of unearned interest	310,940	315,132
Less: Allowance for loan losses	(2,605)	(2,610)

Total loans, net of allowance for loan losses	308,335	312,522
Premises and equipment, net	6,987	7,374
Bank owned life insurance and annuities	12,964	12,582
Core deposit intangible	310	344
Goodwill	2,046	2,046
Accrued interest receivable and other assets	5,496	5,740

Total assets	$436,119	$428,084

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$50,207	$54,200
Interest bearing	321,826	302,831

Total deposits	372,033	357,031

Securities sold under agreements to repurchase	1,935	1,944
Short-term borrowings	—	8,635
Long-term debt	5,000	5,000
Other interest bearing liabilities	1,127	1,096
Accrued interest payable and other liabilities	5,860	5,893

Total liabilities	385,955	379,599
Stockholders’ Equity:
Preferred stock, no par value:
Authorized — 500,000 shares, none issued	—	—
Common stock, par value $1.00 per share:
Authorized — 20,000,000 shares
Issued — 4,745,826 shares
Outstanding —
4,342,587 shares at September 30, 2009;
4,341,055 shares at December 31, 2008	4,746	4,746
Surplus	18,304	18,324
Retained earnings	36,103	34,758
Accumulated other comprehensive loss	(947)	(1,247)
Cost of common stock in Treasury:
403,239 shares at September 30, 2009;
404,771 shares at December 31, 2008	(8,042)	(8,096)

Total stockholders’ equity	50,164	48,485

Total liabilities and stockholders’ equity	$436,119	$428,084

See accompanying notes to consolidated financial statements.

Juniata Valley Financial Corp. and Subsidiary
Consolidated Statements of Income
(Unaudited)
(Dollar amounts in thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Interest income:
Loans, including fees	$5,126	$5,559	$15,671	$16,582
Taxable securities	281	437	909	1,277
Tax-exempt securities	305	281	864	809
Federal funds sold	33	9	147	123
Other interest income	2	59	7	200

Total interest income	5,747	6,345	17,598	18,991

Interest expense:
Deposits	1,770	2,183	5,469	6,923
Securities sold under agreements to repurchase	1	22	2	66
Short-term borrowings	—	5	1	6
Long-term debt	36	5	105	5
Other interest bearing liabilities	5	8	16	24

Total interest expense	1,812	2,223	5,593	7,024

Net interest income	3,935	4,122	12,005	11,967
Provision for loan losses	165	147	377	291

Net interest income after provision for loan losses	3,770	3,975	11,628	11,676

Noninterest income:
Trust fees	83	95	253	312
Customer service fees	437	433	1,235	1,239
Earnings on bank-owned life insurance and annuities	130	146	348	382
Commissions from sales of non-deposit products	66	158	324	541
Income from unconsolidated subsidiary	50	59	146	152
Securities impairment charge	—	—	(226)	(393)
Gain (Loss) on sale of securities	—	(8)	—	33
Gain (Loss) on sales of other assets	(33)	(1)	—	52
Gain from life insurance proceeds	—	—	—	179
Prior period income from insurance sales	—	—	323	—
Other noninterest income	219	221	700	660

Total noninterest income	952	1,103	3,103	3,157

Noninterest expense:
Employee compensation expense	1,199	1,297	3,699	3,854
Employee benefits	391	362	1,246	1,054
Occupancy	218	222	693	694
Equipment	149	189	473	545
Data processing expense	324	361	994	1,032
Director compensation	100	113	318	340
Professional fees	90	112	301	281
Taxes, other than income	125	128	380	388
FDIC Insurance premiums	121	14	526	35
Amortization of intangibles	11	11	34	34
Other noninterest expense	276	289	846	827

Total noninterest expense	3,004	3,098	9,510	9,084

Income before income taxes	1,718	1,980	5,221	5,749
Provision for income taxes	430	529	1,358	1,499

Net income	$1,288	$1,451	$3,863	$4,250

Earnings per share
Basic	$0.30	$0.33	$0.89	$0.97
Diluted	$0.30	$0.33	$0.89	$0.97
Cash dividends declared per share	$0.20	$0.19	$0.58	$0.55
Weighted average basic shares outstanding	4,342,587	4,369,736	4,340,595	4,387,836
Weighted average diluted shares outstanding	4,346,353	4,377,457	4,344,720	4,395,331
See accompanying notes to consolidated financial statements.

Juniata Valley Financial Corp. and Subsidiary
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(Amounts in thousands, except share data)

Nine Months Ended September 30, 2009
	Number				Accumulated
	of				Other		Total
	Shares	Common		Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Surplus	Earnings	Loss	Stock	Equity
Balance at December 31, 2008	4,341,055	$4,746	$18,324	$34,758	$(1,247)	$(8,096)	$48,485
Comprehensive income:
Net income				3,863			3,863
Change in unrealized losses on securities available for sale, net of reclassification adjustment and tax effects					305		305
Defined benefit retirement plan adjustments, net of tax effects					(5)		(5)

Total comprehensive income							4,163
Cash dividends at $0.58 per share				(2,518)			(2,518)
Stock-based compensation activity			29				29
Purchase of treasury stock, at cost	(7,600)					(128)	(128)
Treasury stock issued for stock option and stock purchase plans	9,132		(49)			182	133

Balance at September 30, 2009	4,342,587	$4,746	$18,304	$36,103	$(947)	$(8,042)	$50,164

Nine Months Ended September 30, 2008
	Number				Accumulated
	of				Other		Total
	Shares	Common		Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Surplus	Earnings	Loss	Stock	Equity
Balance at December 31, 2007	4,409,445	$4,746	$18,297	$32,755	$(557)	$(6,669)	$48,572
Comprehensive income:
Net income				4,250			4,250
Change in unrealized losses on securities available for sale, net of reclassification adjustment and tax effects					3		3

Total comprehensive income							4,253
Implementation of ASC Topic 715, “Split-Dollar Life Insurance Arrangements”				(480)			(480)
Cash dividends at $0.55 per share				(2,416)			(2,416)
Stock-based compensation activity			36				36
Purchase of treasury stock, at cost	(72,955)					(1,518)	(1,518)
Treasury stock issued for stock option and stock purchase plans	4,565		(13)			91	78

Balance at September 30, 2008	4,341,055	$4,746	$18,320	$34,109	$(554)	$(8,096)	$48,525

See accompanying notes to consolidated financial statements.

Juniata Valley Financial Corp. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Nine Months Ended
	September 30,
	2009	2008
Operating activities:
Net income	$3,863	$4,250
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	377	291
Depreciation	457	532
Net (accretion) amortization of securities premiums (discounts)	156	134
Amortization of core deposit intangible	34	34
Amortization of deferred net loan costs	35	15
Deferral of net loan costs (fees)	(3)	1
Securities impairment charge	226	393
Net realized gains on sales of securities	—	(33)
Gains on sales of other assets	—	(52)
Earnings on bank owned life insurance and annuities	(348)	(382)
Gain from life insurance proceeds	—	(179)
Deferred income tax benefit (expense)	94	(66)
Equity in earnings of unconsolidated subsidiary, net of dividends of $34 and $0	(112)	(152)
Stock-based compensation expense	29	36
Decrease (increase) in accrued interest receivable and other assets	78	(1,682)
Decrease in accrued interest payable and other liabilities	(1)	(46)

Net cash provided by operating activities	4,885	3,094

Investing activities:
Purchases of:
Securities available for sale	(43,026)	(35,217)
FHLB stock	—	(732)
Premises and equipment	(103)	(682)
Bank owned life insurance and annuities	(94)	(90)
Proceeds from:
Maturities of and principal repayments on securities available for sale	25,757	29,733
Bank owned life insurance and annuities	52	55
Life insurance claims	—	437
Sale of fixed assets	33	—
Sale of other real estate owned	435	288
Sale of other assets	80	322
Net decrease in interest-bearing time deposits	3,726	200
Net (increase) decrease in loans receivable	3,169	(19,181)

Net cash used in investing activities	(9,971)	(24,867)

Financing activities:
Net increase in deposits	15,002	4,415
Net increase (decrease) in short-term borrowings and securities sold under agreements to repurchase	(8,644)	7,747
Issuance of long-term debt	—	5,000
Cash dividends	(2,518)	(2,416)
Purchase of treasury stock	(128)	(1,518)
Treasury stock issued for employee stock plans	133	78

Net cash provided by financing activities	3,845	13,306

Net decrease in cash and cash equivalents	(1,241)	(8,467)
Cash and cash equivalents at beginning of period	12,457	20,524

Cash and cash equivalents at end of period	$11,216	$12,057

Supplemental information:
Interest paid	$5,668	$7,190
Income taxes paid	$910	$1,625
Supplemental schedule of noncash investing and financing activities:
Transfer of loans to other real estate owned and repossessed assets	$609	$—
Transfer of fixed asset to other assets	—	45
See accompanying notes to consolidated financial statements.

Juniata Valley Financial Corp. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — Basis of Presentation and Accounting Policies
The financial information includes the accounts of Juniata Valley Financial Corp. (the “Corporation”) and its wholly owned subsidiary, The Juniata Valley Bank (the “Bank”). All significant intercompany accounts and transactions have been eliminated.
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. For comparative purposes, the September 30, 2008 balances have been reclassified to conform to the 2009 presentation. Such reclassifications had no impact on net income. Operating results for the nine-month period ended September 30, 2009, are not necessarily indicative of the results for the year ended December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in Juniata Valley Financial Corp.’s Annual Report on Form 10-K for the year ended December 31, 2008.
The Corporation has evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2009 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through November 9, 2009, the date these consolidated financial statements were issued.
NOTE 2 — Recent Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162,” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification TM (“Codification”) as the source of authoritative generally accepted accounting principles (“GAAP”) for nongovernmental entities. The Codification does not change GAAP. Instead, it takes the thousands of individual pronouncements the currently comprise GAAP and reorganizes them approximately 90 accounting Topics, and displays all Topics using a consistent structure. Contents in each Topic are further organized first by Subtopic, then Section and finally Paragraph. The Paragraph level is the only level that contains substantive content. Citing particular content in the Codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. FASB suggests that all citations begin with “FASB ASC,” were ASC stands for Accounting Standards Codification. Changes to the ASC subsequent to June 30, 2009 are referring to as Accounting Standards Updates (“ASU”).
In conjunction with the issuance of SFAS 168, the FASB also issued its first Accounting Standards Update No. 2009-1, “Topic 105 — Generally Accepted Accounting Principles” (“ASU 2009-1”) which includes SFAS 168 in its entirety as a transition to the ASC. ASU 2009-1 is effective for interim and annual periods ending after September 15, 2009 and will not have an impact on the Corporation’s financial position or results of operations but will change the referencing system for accounting standards.
In August 2009, the FASB issued ASU 2009-05, Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value. The amendments within ASU 2009-05 clarify that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques:
A valuation technique that uses:
a. The quoted price of the identical liability when traded as an asset.
b. Quoted prices for similar liabilities or similar liabilities when traded as assets.

Another valuation technique that is consistent with the principles of Topic 820.
Two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability.
When estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.
Both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.
This guidance is effective for the first reporting period (including interim periods) beginning after issuance, and will not have an impact on the Corporation’s financial position or results of operations.
NOTE 3 — Comprehensive Income
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
The components of comprehensive income and related tax effects are as follows (in thousands):

	Three Months Ended September 30, 2009			Three Months Ended September 30, 2008
	Before	Tax Expense		Before	Tax Expense
	Tax	or	Net-of-Tax	Tax	or	Net-of-Tax
	Amount	(Benefit)	Amount	Amount	(Benefit)	Amount
Net income	$1,718	$430	$1,288	$1,980	$529	$1,451
Other comprehensive income:
Unrealized gains on available for sale securities:
Unrealized gains arising during the period	506	172	334	143	49	94

Unrealized gains (losses) from unconsolidated subsidiary	(12)	—	(12)	1	—	1
Less reclassification adjustment for:
losses included in net income	—	—	—	8	3	5
Unrecognized pension net loss	(7)	(2)	(5)	—	—	—

Other comprehensive income	487	170	317	152	52	100

Total comprehensive income	$2,205	$600	$1,605	$2,132	$581	$1,551

	Nine Months Ended September 30, 2009			Nine Months Ended September 30, 2008
	Before	Tax Expense		Before	Tax Expense
	Tax	or	Net-of-Tax	Tax	or	Net-of-Tax
	Amount	(Benefit)	Amount	Amount	(Benefit)	Amount
Net income	$5,221	$1,358	$3,863	$5,749	$1,499	$4,250
Other comprehensive income:
Unrealized gains (losses) on available for sale securities:
Unrealized gains (losses) arising during the period	243	82	161	(354)	(120)	(234)
Unrealized losses from unconsolidated subsidiary	(5)	—	(5)	—	—	—
Less reclassification adjustment for:
gains included in net income	—	—	—	(33)	(11)	(22)
securities impairment charge	226	77	149	393	134	259
Unrecognized pension net loss	(7)	(2)	(5)	—	—	—

Other comprehensive income	457	157	300	6	3	3

Total comprehensive income	$5,678	$1,515	$4,163	$5,755	$1,502	$4,253

NOTE 4 — Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:
(Amounts, except earnings per share, in thousands)

	Three Months	Three Months
	Ended	Ended
	September 30, 2009	September 30, 2008
Net income	$1,288	$1,451

Weighted-average common shares outstanding	4,342	4,370

Basic earnings per share	$0.30	$0.33

Weighted-average common shares outstanding	4,342	4,370

Common stock equivalents due to effect of stock options	4	8

Total weighted-average common shares and equivalents	4,346	4,378

Diluted earnings per share	$0.30	$0.33

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2009	September 30, 2008
Net income	$3,863	$4,250

Weighted-average common shares outstanding	4,341	4,388

Basic earnings per share	$0.89	$0.97

Weighted-average common shares outstanding	4,341	4,388

Common stock equivalents due to effect of stock options	4	7

Total weighted-average common shares and equivalents	4,345	4,395

Diluted earnings per share	$0.89	$0.97

NOTE 5 — Commitments, Contingent Liabilities and Guarantees
In the ordinary course of business, the Corporation makes commitments to extend credit to its customers through letters of credit, loan commitments and lines of credit. At September 30, 2009, the Corporation had $53,099,000 outstanding in loan commitments and other unused lines of credit extended to its customers as compared to $47,738,000 at December 31, 2008.
The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its letters of credit. Letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Generally, all letters of credit have expiration dates within one year of issuance. The credit risk involved in issuing letters of credit is essentially the same as the risks that are involved in extending loan facilities to customers. The Corporation generally holds collateral and/or personal guarantees supporting these commitments. The Corporation had outstanding $621,000 and $639,000 of letters of credit commitments as of September 30, 2009 and December 31, 2008, respectively. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of September 30, 2009 for payments under letters of credit issued was not material. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk.

NOTE 6 — Defined Benefit Retirement Plan
The Corporation had a defined benefit retirement plan covering substantially all of its employees, prior to January 1, 2008. Effective January 1, 2008, the plan was amended to close the plan to new entrants. The benefits are based on years of service and the employees’ compensation. The Corporation’s funding policy is to contribute annually the maximum amount that can be deducted for federal income taxes purposes. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. The Corporation has made no contributions in the first nine months of 2009 and does not expect to contribute to the defined benefit plan in the remainder of 2009. Pension expense included the following components for the three and nine month periods ended September 30, 2009 and 2008:
(Dollar amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Components of net periodic pension cost
Service cost	$47	$45	$141	$135
Interest cost	112	110	336	330
Expected return on plan assets	(115)	(106)	(345)	(318)
Amortization of prior service cost	(1)	—	(1)	—
Additional recognized amounts	40	9	120	27

Net periodic pension cost	$83	$58	$251	$174

NOTE 7 — Acquisition
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
Included in the purchase price of the branch was goodwill and core deposit intangible of $2,046,000 and $449,000, respectively. The core deposit intangible is being amortized over a ten-year period on a straight line basis. During the first nine months of 2009 and 2008, amortization expense was $34,000. Accumulated amortization of core deposit intangible through September 30, 2009 was $139,000. The goodwill is not amortized, but is measured annually for impairment.
NOTE 8 — Investment in Unconsolidated Subsidiary
The Corporation owns 39.16% of the outstanding common stock of The First National Bank of Liverpool (FNBL), Liverpool, PA. This investment is accounted for under the equity method of accounting. The investment is being carried at $3,291,000 as of September 30, 2009. The Corporation increases its investment in FNBL for its share of earnings and decreases its investment by any dividends received from FNBL. A loss in value of the investment which is other than a temporary decline will be recognized. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of FNBL to sustain an earnings capacity which would justify the carrying amount of the investment.

NOTE 9 — Securities
Accounting Standards Codification (ASC) Topic 320, Investments — Debt and Equity Securities, clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment. This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price.
In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, this guidance changes the presentation and amount of the other-than-temporary impairment recognized in the income statement. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.
The amortized cost and fair value of securities as of September 30, 2009 and December 31, 2008, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because the securities may be called or prepaid with or without prepayment penalties.

	September 30, 2009
			Gross	Gross
Securities Available for Sale	Amortized	Fair	Unrealized	Unrealized
Type and maturity	Cost	Value	Gains	Losses
U.S. Treasury securities and obligations of U.S.
Government agencies and corporations
Within one year	$2,000	$2,008	$8	$—
After one year but within five years	28,227	28,501	274	—
After five years but within ten years	940	936	—	(4)

	31,167	31,445	282	(4)

Obligations of state and political subdivisions
Within one year	10,978	11,050	72	—
After one year but within five years	32,743	33,800	1,063	(6)
After five years but within ten years	1,739	1,852	113	—

	45,460	46,702	1,248	(6)

Corporate notes
After one year but within five years	1,000	1,009	9	—

	1,000	1,009	9	—

Mortgage-backed securities	1,557	1,654	97	—
Equity securities	984	868	58	(174)

Total	$80,168	$81,678	$1,694	$(184)

	December 31, 2008
			Gross	Gross
Securities Available for Sale	Amortized	Fair	Unrealized	Unrealized
Type and maturity	Cost	Value	Gains	Losses
U.S. Treasury securities and obligations of U.S.
Government agencies and corporations
Within one year	$4,627	$4,732	$105	$—
After one year but within five years	19,961	20,236	275	—

	24,588	24,968	380	—

Obligations of state and political subdivisions
Within one year	3,571	3,593	22	—
After one year but within five years	27,622	28,343	727	(6)
After five years but within ten years	3,485	3,579	95	(1)

	34,678	35,515	844	(7)

Corporate notes
After one year but within five years	1,000	957	—	(43)

	1,000	957	—	(43)

Mortgage-backed securities	1,803	1,867	64	—
Equity securities	1,210	1,014	29	(225)

Total	$63,279	$64,321	$1,317	$(275)

The following table shows gross unrealized losses and fair value, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2009 and December 31, 2008 (in thousands):

	Unrealized Losses 09/30/2009
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities and obligations of U.S. Government agencies and corporations	$936	$(4)	$—	$—	$936	$(4)
Obligations of state and political subdivisions	879	(6)	—	—	879	(6)

Debt securities	1,815	(10)	—	—	1,815	(10)

Equity securities	18	(7)	578	(167)	596	(174)

Total temporarily impaired securities	$1,833	$(17)	$578	$(167)	$2,411	$(184)

	Unrealized Losses 12/31/2008
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of state and political subdivisions	$1,016	$(7)	$—	$—	$1,016	$(7)
Corporate and other securities	957	(43)	—	—	957	(43)

Debt securities	1,973	(50)	—	—	1,973	(50)

Equity securities	743	(181)	99	(44)	842	(225)

Total temporarily impaired securities	$2,716	$(231)	$99	$(44)	$2,815	$(275)

The unrealized losses noted above are considered to be temporary impairments. Decline in the value of our debt securities is due only to interest rate fluctuations, rather than erosion of quality. As a result, we believe that the payment of contractual cash flows, including principal repayment, is not at risk. As management has the intent and ability to hold these investments until market recovery or maturity, none of the debt securities are deemed to be other-than-temporarily impaired. There are no debt securities that have had unrealized losses for more than 12 months.
Equity securities owned by the Company consist of common stock of various financial services providers (“Bank Stocks”) that have traditionally been high-performing stocks prior to 2008. During 2008 and into 2009, market values of most of the Bank Stocks materially declined. As part of the quarterly analysis performed to assess impairment of its investment portfolio, management has determined that some of the unrealized losses in the Bank stock portfolio are “other than temporary”. Considerations used to determine other-than-temporary impairment status to individual holdings include the length of time the stock has remained in an unrealized loss position, the percentage of unrealized loss compared to the carrying cost of the stock, dividend reduction or suspension, market analyst reviews and expectations, and other pertinent news that would affect expectations for recovery or further decline. In the second quarter of 2009, a total of $226,000 was recorded as an other-than-temporary impairment charge on two of the 17 Bank stocks held.
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
Certain obligations of the U.S. Government and state and political subdivisions are pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law. The fair value of the pledged assets amounted to $30,041,000 and $34,301,000 at September 30, 2009 and December 31, 2008, respectively.
In addition to cash received from the scheduled maturities of securities, some investment securities available for sale are sold at current market values during the course of normal operations. Following is a summary of proceeds received from all investment securities transactions, and the resulting realized gains and losses (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Gross proceeds from sales of securities	$—	$—	$—	$—
Securities available for sale:
Gross realized gains	$—	$—	$—	$—
Gross realized losses	—	—	—	—
Gross losses from business combinations	—	(8)	—	(8)
Gross gains from business combinations	—	—	—	41
NOTE 10 — Fair Value Measurements
ASC Topic 820, Fair Value Measurements and Disclosures, is effective January 1, 2008, for financial assets and financial liabilities and on January 1, 2009, for non-financial assets and non-financial liabilities. This guidance defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements.
Fair value measurement and disclosure guidance defines fair value as the price that would be received to sell the asset or transfer the liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. Additional guidance is provided on determining when the volume and level of activity for the asset or liability has significantly decreased. The guidance also includes guidance on identifying circumstances when a transaction may not be considered orderly.

Fair value measurement and disclosure guidance provides a list of factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. When the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the information from that market is needed and significant adjustments to the related prices may be necessary to estimate fair value in accordance with fair value measurement and disclosure guidance.
This guidance clarifies that when there has been a significant decrease in the volume and level of activity for the asset or liability, some transactions may not be orderly. In those situations, the entity must evaluate the weight of the evidence to determine whether the transaction is orderly. The guidance provides a list of circumstances that may indicate that a transaction is not orderly. A transaction price that is not associated with an orderly transaction is given little, if any, weight when estimating fair value.
Fair value measurement and disclosure guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability is not to be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.
Fair value measurement and disclosure guidance requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, the guidance establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:
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
The following table summarizes financial assets and financial liabilities measured at fair value as of September 30, 2009 and December 31, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands).

		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
	September 30, 2009	Assets	Inputs	Inputs
Measured at fair value on a recurring basis:
Equity securities available-for-sale	$868	$868	$—	$—
Debt securities available-for-sale	80,810		80,810	—
Measured at fair value on a non-recurring basis:
Impaired loans	1,622	—	—	1,622
Other real estate owned	439	—	—	439

		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
	December 31, 2008	Assets	Inputs	Inputs
Measured at fair value on a recurring basis:
Equity securities available-for-sale	$1,014	$1,014	$—	$—
Debt securities available-for-sale	63,307		63,307	—
Measured at fair value on a non-recurring basis:
Impaired loans	—	—	—	—
Other real estate owned	305	—	—	305
Certain non-financial assets and non-financial liabilities measured at fair value on a recurring basis include reporting units measured at fair value in the first step of a goodwill impairment test. Certain non-financial assets measured at fair value on a non-recurring basis include non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test, as well as intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment. As stated above, this guidance was applicable to these fair value measurements beginning January 1, 2009 and were not significant at September 30, 2009.

Fair Value of Financial Instruments
ASC Topic 825, Financial Instruments, requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.
The estimated fair values of the Corporation’s financial instruments are as follows (in thousands):
Financial Instruments
(in thousands)

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and due from banks	$11,099	$11,099	$12,264	$12,264
Interest bearing deposits with banks	117	117	193	193
Interest bearing time deposits with banks	1,599	1,638	5,325	5,471
Securities	81,678	81,678	64,321	64,321
Restricted investment in FHLB stock	2,197	2,197	2,197	2,197
Total loans, net of unearned interest	310,940	323,140	312,522	323,289
Accrued interest receivable	2,497	2,497	2,315	2,315

Financial liabilities:
Non-interest bearing deposits	50,207	50,207	54,200	54,200
Interest bearing deposits	321,826	325,761	302,831	306,500
Securities sold under agreements to repurchase	1,935	1,935	1,944	1,944
Short-term borrowings	—	—	8,635	8,635
Long-term debt	5,000	5,066	5,000	5,021
Other interest bearing liabilities	1,127	1,127	1,096	1,096
Accrued interest payable	725	725	801	801

Off-balance sheet financial instruments:
Commitments to extend credit	—	—	—	—
Letters of credit	—	—	—	—
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
Long-term debt — The fair values of long-term debt are estimated using discounted cash flow analysis, based on incremental borrowing rates for similar types of borrowing arrangements.
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
NOTE 11 — Subsequent Events
On October 20, 2009, the Board of Directors declared a regular cash dividend for the fourth quarter of 2009 of $0.20 per share to shareholders of record on November 13, 2009, payable on December 1, 2009.

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
General:
The following discusses the consolidated financial condition of the Corporation as of September 30, 2009, as compared to December 31, 2008, and the consolidated results of operations for the three and nine months ended September 30, 2009, compared to the same period in 2008. This discussion should be read in conjunction with the interim consolidated financial statements and related footnotes included herein.
Introduction:
Juniata Valley Financial Corp. is a Pennsylvania corporation organized in 1983 to become the holding company of The Juniata Valley Bank. The Bank is a state-chartered bank headquartered in Mifflintown, Pennsylvania. Juniata Valley Financial Corp. and its subsidiary bank derive substantially all of their income from banking and bank-related services, including interest earned on residential real estate, commercial mortgage, commercial and consumer loans, interest earned on investment securities and fee income from deposit services and other financial services to its customers through 12 locations in central Pennsylvania. Juniata Valley Financial Corp. also owns 39.16% of the First National Bank of Liverpool (“Liverpool”), located in Liverpool, Pennsylvania. The Corporation accounts for Liverpool as an unconsolidated subsidiary using the equity method of accounting.
Financial Condition:
As of September 30, 2009, total assets increased by $8,035,000, or 1.9%, as compared to December 31, 2008. Deposits increased $15.0 million, $8.6 million of which was used to repay short-term debt. Interest-bearing deposits grew by $19.0 million, while non-interest bearing deposits declined by $4.0 million.

The table below shows changes in deposit volumes by type of deposit (in thousands of dollars) between December 31, 2008 and September 30, 2009.

	September 30,	December 31,	Change
	2009	2008	$	%
Deposits:
Demand, non-interest bearing	$50,207	$54,200	$(3,993)	(7.4%)
NOW and money market	69,162	62,099	7,063	11.4%
Savings	41,274	37,114	4,160	11.2%
Time deposits, $100,000 and more	41,452	39,059	2,393	6.1%
Other time deposits	169,938	164,559	5,379	3.3%

Total deposits	$372,033	$357,031	$15,002	4.2%

Overall, loans, net of unearned interest, decreased by $4,192,000, or 1.3%, between December 31, 2008 and September 30, 2009. As shown in the table below (in thousands of dollars), the decrease in outstanding loans since December 31, 2008 has been related primarily to commercial, home equity and personal installment loan activity.

	September 30,	December 31,	Change
	2009	2008	$	%
Loans:
Commercial, financial and agricultural	$33,864	$38,755	$(4,891)	(12.6%)
Real estate — commercial	34,749	32,171	2,578	8.0%
Real estate — construction	20,919	22,144	(1,225)	(5.5%)
Real estate — mortgage	141,840	140,016	1,824	1.3%
Home equity	54,627	60,949	(6,322)	(10.4%)
Obligations of states and political subdivisions	12,522	7,177	5,345	74.5%
Personal	12,419	13,920	(1,501)	(10.8%)

Total loans	$310,940	$315,132	$(4,192)	(1.3%)

A summary of the transactions in the allowance for loan losses for each of the nine months ended September 30, 2009 and 2008 (in thousands) are presented below.

	Periods Ended September 30,
	2009	2008
Balance of allowance — January 1	$2,610	$2,322

Loans charged off	(391)	(92)

Recoveries of loans previously charged off	9	20

Net charge-offs	(382)	(72)
Provision for loan losses	377	291

Balance of allowance — end of period	$2,605	$2,541

Ratio of net charge-offs during period to average loans outstanding	0.12%	0.02%

As of September 30, 2009, the Corporation has evaluated large commercial loan relationships and other significant loans for impairment. Of the loans that were evaluated, there are four loan relationships, on which a determination has been made that it is probable that principal and interest will not be collected in full. These four loans have an aggregate outstanding balance of $1,787,000. The amount of impairment estimated for these collateral-dependent loans is $165,000. Specific allocations totaling $165,000 have been included within the loan loss reserve for these loans, adjusting the carrying value of these loans to the fair value of $1,622,000. Other loans evaluated for impairment have an aggregate outstanding balance of $4,834,000, but it has been determined that there is sufficient collateral to expect full repayment, and no impairment charge has been recorded. Management believes that the specific reserve is adequate to cover potential future losses related to these relationships. Otherwise, there are no material loans classified for regulatory purposes as loss, doubtful, substandard, or special mention which management expects to significantly impact future operating results, liquidity or capital resources. Following is a summary of the Bank’s non-performing loans on September 30, 2009 as compared to December 31, 2008.
(Dollar amounts in thousands)

	September 30, 2009	December 31, 2008
Non-performing loans
Nonaccrual loans	$3,039	$1,255
Accruing loans past due 90 days or more	463	664
Restructured loans	—	—

Total	$3,502	$1,919

Average loans outstanding	$310,229	$307,606

Ratio of non-performing loans to average loans outstanding	1.13%	0.62%
Stockholders’ equity increased by $1,679,000, or 3.5%, from December 31, 2008 to September 30, 2009. Net income of $3,863,000 and cash received for treasury stock reissued for the Corporation’s stock option and stock purchase plans of $133,000 increased stockholders’ equity, while dividends paid of $2,518,000 and cash used to purchase Corporation stock into treasury of $128,000 reduced the Corporation’s capital position. The Corporation repurchased stock into treasury pursuant to its stock repurchase program. During the first nine months of 2009, the Corporation purchased 7,600 shares. Securities available for sale increased in market value, representing an increase to equity of $305,000, net of taxes while accounting for stock-based compensation activity increased equity by $29,000. An adjustment of $5,000 was made to equity to record the estimated unfunded liability of the Corporation’s defined benefit retirement plan.
The FDIC Board has adopted a restoration plan that raised assessment rates for deposit insurance premiums for 2009 and also levied a special emergency assessment; these developments significantly affected operating results for the Corporation during the second quarter of 2009 and year-to-date, as described in the following operations overview. The FDIC has also proposed a prepayment of projected deposit insurance premiums for a three-year period that would be paid on December 30, 2009. The prepayment is estimated to be approximately $1.8 million for the Corporation. The prepayment would be carried as a prepaid expense and amortized into expense in the operating periods to which it applies.
Management is not aware of any other current recommendations of applicable regulatory authorities that, if implemented, would have a material effect on the Corporation’s liquidity, capital resources, or operations.
Subsequent to September 30, 2009, the following events took place:
On October 20, 2009, the Board of Directors declared a regular cash dividend for the fourth quarter of 2009 of $0.20 per share to shareholders of record on November 13, 2009, payable on December 1, 2009.
Comparison of the Three Months Ended September 30, 2009 and 2008
Operations Overview:
Net income for the third quarter of 2009 was $1,288,000, a decrease of $163,000, or 11.2%, compared to the third quarter of 2008. Basic and diluted earnings per share were $.30 in the third quarter of 2009, a $0.03 decrease from the third quarter in 2008. Annualized return on average equity for the third quarter in 2009 was 10.39%, compared to the prior year’s ratio for the same period of 11.89%. For the quarter ended September 30, annualized return on average assets was 1.17% in 2009, versus 1.34% in 2008, reflecting a decrease of 12.7%. The decrease in net income was primarily a result of a decrease in net interest income and in non-interest income.

Presented below are selected key ratios for the two periods:

	Three Months Ended
	September 30,
	2009	2008
Return on average assets (annualized)	1.17%	1.34%
Return on average equity (annualized)	10.39%	11.89%
Average equity to average assets	11.24%	11.25%

Non-interest income, excluding securities losses, as a percentage of average assets (annualized)	0.86%	1.02%
Non-interest expense as a percentage of average assets (annualized)	2.72%	2.86%
The discussion that follows further explains changes in the components of net income when comparing the third quarter of 2009 with the third quarter of 2008.
Net Interest Income:
Net interest income was $3,935,000 for the third quarter of 2009, as compared to $4,122,000 in the same quarter in 2008. Average earning assets grew by 1.7%, while the net interest margin on a fully tax equivalent basis decreased by 26 basis points.
Interest on loans decreased $433,000, or 7.8%, in the third quarter of 2009 as compared to the same period in 2008. The average weighted interest rate decrease of 53 basis points lowered interest income by approximately $393,000, while a decrease in average balances outstanding lowered interest income by approximately $40,000.
Interest earned on investment securities and money market investments decreased $165,000 in the third quarter of 2009 as compared to 2008, with average balances increasing $8.4 million during the period. The yield on money market investments (federal funds and interest bearing deposits) decreased by 262 basis points in the third quarter of 2009 as compared to the third quarter of 2008, due to the reduction in the federal funds target rate from 2.00% on September 30, 2008 to 0.25% as of September 30, 2009. Likewise, the overall pre-tax yield on the investment securities portfolio decreased during that same timeframe by 83 basis points.
Average interest-bearing deposits and securities sold under agreements to repurchase increased by $2,314,000, while average non-interest bearing deposits grew by $362,000. This change in the mix of deposits added $45,000 to interest expense, but was offset by reductions in interest expense due to the lower general rate environment. The cost to fund earning assets was reduced by 45 basis points, to 1.79%, in the third quarter of 2009 as compared to the third quarter of the previous year.
Total average earning assets during the third quarter of 2009 were $401,104,000, compared to $394,324,000 during the third quarter of 2008, yielding 5.71% in 2009 versus 6.42% in 2008. Funding costs for the earning assets were 1.79% and 2.24% for the third quarters of 2009 and 2008, respectively. Net interest margin on a fully tax-equivalent basis for the third quarter of 2009 was 4.12%. For the same period in 2008, the fully-tax equivalent net interest margin was 4.38%.
Provision for Loan Losses:
In the third quarter of 2009, the provision for loan losses was $165,000, as compared to a provision of $147,000 in the third quarter of 2008. Management regularly reviews the adequacy of the loan loss reserve and makes assessments as to specific loan impairment, historical charge-off expectations, general economic conditions in the Bank’s market area, specific loan quality and other factors.
Non-interest Income:
Non-interest income in the third quarter of 2009 was $952,000, compared to $1,103,000 in the third quarter of 2008, a decrease of $151,000.

Commissions from sales of non-deposit products in the third quarter of 2009 were 58.2%, or $92,000, lower than in the previous year’s same quarter. Likewise, trust fee income was $12,000, or 12.6%, lower in 2009’s third quarter as compared to 2008’s third quarter. Earnings on bank-owned life insurance and annuities decreased by $16,000, or 11.0%, in the third quarter of 2009 compared to the same quarter in 2008 due to earnings rate declines. In the third quarter of 2009, a valuation reserve of $44,000 was recorded to adjust the carrying value of three properties in other real estate owned. This reserve was partially offset by gains on the sale of other properties, resulting in a net loss on the sale of assets of $33,000. The Corporation recognized no gains from the sales of securities during the third quarter of 2009, while a loss of $8,000 was recorded in the third quarter of 2008.
As a percentage of average assets, annualized non-interest income, exclusive of net losses on the sale of securities, was 0.86% in the third quarter of 2009 as compared to 1.02% in the same period of 2008.
Non-interest Expense:
Total non-interest expense decreased $94,000, or 3.0%, in the third quarter of 2009 as compared to 2008. The $107,000 increase in the 2009 third quarter’s FDIC insurance premium when compared to the same quarter in 2008 was significant, and expectations are that the quarterly premiums will remain at elevated levels for another year and then increase again, until the Bank Insurance Fund (BIF) is restored to levels acceptable to the FDIC. Employee benefit expense has increased by $29,000, or 8.0% on a quarter to quarter comparison due primarily to an increase in the periodic expense of the defined benefit pension plan. Due to a variety of cost saving initiatives, all other major categories of non-interest expense decreased in 2009’s third quarter as compared to 2008’s third quarter. Most notable of the reductions was the $98,000 decrease in employee compensation expense. Adjustments were made to reduce accrued levels of employee bonus projections, based upon the reduction of earnings through the third quarter of 2009, making up the bulk of the variance.
As a percentage of average assets, annualized noninterest expense was 2.72% in the third quarter of 2009 as compared to 2.86% in the same period of 2008.
Provision for income taxes:
Income tax expense in the third quarter of 2009 was $430,000, or 18.7%, less than in the same time period in 2008. The effective tax rate in the third quarter of 2009 was 25.0% versus 26.7% in 2008. The ratio of tax-free interest-earning assets to total assets increased in 2009, providing for a greater amount of non-taxable interest income.
Comparison of the Nine Months Ended September 30, 2009 and 2008
Operations Overview:
Income before income taxes for the first nine months of 2009 decreased by $528,000, or 9.2%, when compared to the same period in 2008. Net interest income after provision for loan losses decreased by $48,000, or 0.4%. Non-interest income decreased $54,000, or 1.7%, while non-interest expense increased by $426,000, or 4.7%. The provision for income tax decreased by $141,000 when comparing the two periods, resulting in an overall decrease to net income of $387,000, or 9.1%.

Presented below are selected key ratios for the two periods:

	Nine Months Ended
	September 30,
	2009	2008
Return on average assets (annualized)	1.18%	1.33%
Return on average equity (annualized)	10.48%	11.63%
Average equity to average assets	11.30%	11.40%

Non-interest income, excluding securities gains and impairment charges, as a percentage of average assets (annualized)	1.02%	1.10%
Non-interest expense as a percentage of average assets (annualized)	2.91%	2.83%
There were several items that impact comparability when making comparisons of the two periods. Charges to earnings for equity securities deemed to be other-than-temporarily impaired and gains on the sale of properties occurred in both periods. During the first nine months of 2008, the Corporation recorded a gain from receipt of life insurance proceeds, a gain from the sale of securities, a lump-sum adjustment to reduce accrued, unvested post-retirement liabilities as a result of the departure of personnel and proceeds from the partial redemption of VISA shares. In 2009, noninterest income was recorded for Pennsylvania sales tax refunds and for deferred fees earned on the sale of credit life insurance. Additionally, in 2009, a special assessment was charged to banks by the FDIC.
The discussion that follows further explains these and other changes in the components of net income when comparing the year-to-date results of operations for 2009 and 2008.
Net Interest Income:
Net interest income was $12,005,000 for the first nine months of 2009, as compared to $11,967,000 in the same period in 2008. A 175 basis point reduction in the prime and federal funds rates between September 30, 2008 and September 30, 2009 affected the yield on earning assets to a greater extent than the cost of funding in the year-to-year comparison.
Interest on loans decreased $911,000, or 5.5%, in the first nine months of 2009 as compared to the same period in 2008. An average weighted interest rate decrease of 59 basis points, partially offset by an increase of $5,778,000 in the average balance of the loan portfolio, was responsible for lower interest income in comparison to the 2009 period.
Interest earned on investment securities and money market investments decreased $482,000 in the first nine months of 2009 as compared to 2008, with average balances increasing $1,486,000 during the period. The yield on money market investments (federal funds and interest bearing deposits) decreased by 165 basis points in the first nine months of 2009 as compared to the first nine months of 2008, due to the reduction in the federal funds target rate from 2.00% on September 30, 2008 to a range of 0% to 0.25% as of September 30, 2009. Likewise, the overall pre-tax yield on the investment securities portfolio decreased during that same timeframe by 68 basis points.
Average interest-bearing deposits and securities sold under agreements to repurchase declined by $422,000, while average non-interest bearing deposits grew by $3,005,000, when comparing the first nine months of 2009 to the same period in 2008. This change in the mix of deposits, in addition to the lower general rate environment, contributed to the reduction in the cost to fund earning assets, which was reduced by 53 basis points, to 1.89%, in the first nine months of 2009.
Total average earning assets during the first nine months of 2009 were $395,356,000, compared to $388,092,000 during the first nine months of 2008, yielding 5.94% in 2009 versus 6.53% in 2008. Funding costs for the earning assets were 1.89% and 2.42% for the nine months ended September 30, 2009 and 2008, respectively. Net interest margin on a fully tax-equivalent basis for the first nine months of 2009 was 4.24%. For the same period in 2008, the fully-tax equivalent net interest margin was 4.30%.
Provision for Loan Losses:
In the first nine months of 2009, the provision made for loan losses was $377,000. Management regularly reviews the adequacy of the loan loss reserve and makes assessments as to specific loan impairment, historical charge-off expectations, general economic conditions in the Bank’s market area, specific loan quality and other factors. In the first nine months of 2008, a loan loss provision of $291,000 was recorded.

Noninterest income:
Non-interest income in the first nine months of 2009 was $3,103,000, compared to $3,157,000 in the first nine months of 2008, a decrease of $54,000. As mentioned in the overview above, there were several items that impacted comparability when making comparisons of the two periods. The following table quantifies the impact of these items.

	Year-to-date through September 30,
Non-interest income (in thousands)	2009	2008
Securities other-than-temporary impairment charge	$(226)	$(393)
Gains on the sale of securities	—	33
Partial redemption of VISA shares	—	38
Gains on the sale of former branch locations	14	58
Gains from life insurance proceeds	—	179
Refund of overcharged PA sales tax from years 2004-2006	40	—
Prior period income from credit-life insurance sales	323	—

Total positive (negative) impact on non-interest income	$151	$(85)

In the first nine months of 2009, management identified other-than-temporary impairment on two equities in the Corporation’s common stock portfolio and, accordingly, an impairment charge to earnings of $226,000 was recorded. The same type of analysis in 2008 resulted in a similar impairment charge of $393,000 on six equity securities. The Corporation recognized no gains from the sales of securities during the first nine months of 2009, while a gain of $33,000 was recorded in the first nine months of 2008. Property used formerly as branch locations was sold during each of the comparative periods, yielding gains of $14,000 in 2009 and $58,000 in 2008. As a result of petitions to the state of Pennsylvania disputing certain charges for state sales tax over the periods of 2004 through 2006, the Corporation received a refund of $40,000 in the first nine months of 2009. During the first nine months of 2008, the Corporation received $179,000 in death benefits in excess of the carrying cash surrender value of bank-owned life insurance policies. In 2008, the Corporation received funds from VISA for the partial redemption of Class B shares that were created as a result of VISA’s IPO. The redemption amount was $38,000 and was recorded as other non-interest income. Included also in non-interest income in 2009 was an adjustment of $323,000, representing previously unrecorded fees earned in prior periods from the sales of insurance policies on loans. The adjustment was deemed by management to be immaterial to the consolidated financial statements in all current and prior periods and therefore, required no prior period restatement of earnings. These types of transactions generally do not occur on a regular basis as part of recurring operating income. As a total, the positive impact of these transactions on non-interest income was $236,000 greater in the first nine months of 2009 than in the same period in 2008.
Trust fees earned in the first nine months of 2009 were $59,000 lower than those earned in the first nine months of 2008, primarily due to the reduction in market values in the recent economic downturn. Fees for customer service on deposit accounts in the first nine months of 2009 decreased slightly compared to the same period in 2008 by $4,000, or 0.3%, due to reduced activity in the overdraft protection product. At $324,000, commissions from the sale of non-deposit products were 60% of the $541,000 in commissions earned in 2008. Income from bank owned life insurance and annuities decreased in the first nine months of 2009 compared to the first nine months of 2008 by $34,000, or 8.9%, as a result of lower earning rates. Income from our unconsolidated subsidiary was $146,000, representing earnings recorded under the equity method of accounting for the ownership of 39.16% of the First National Bank of Liverpool during the first nine months of 2009, a 3.9% decrease over the previous year’s same period.
As a percentage of average assets, annualized non-interest income, exclusive of net gains on the sale of securities and impairment charges, was 1.02% in the first nine months of 2009 as compared to 1.10% in the same period of 2008. If the other items that affected comparability were excluded from the computation, the ratios would be 0.90% in 2009 and 1.01% in 2008.

Noninterest expense:
Total non-interest expense increased $426,000, or 4.7%, in the first nine months of 2009 as compared to 2008. Of the $426,000 increase, $300,000 was due to items that affected comparability. The following table quantifies the impact of the items that made up the $300,000 variance.

	Year-to-date through September 30,
Non-interest expense (in thousands)	2009	2008
Forfeiture of unvested employee benefits	$—	$(106)
FDIC Insurance special assessment	194	—

Total negative (positive) impact on non-interest expense	$194	$(106)

In the first nine months of 2008, certain unvested benefits were forfeited, resulting in an adjustment to the accrued liability for post-retirement benefits of $106,000. In 2009’s second quarter, banks were charged for a special assessment by the FDIC, which is intended to replenish the Bank Insurance Fund. In Juniata’s case, the special assessment was $194,000.
Exclusive of the benefit from the forfeiture of unvested employee benefits in 2008, employee compensation and benefits costs were $69,000 less in the first nine months of 2009 when compared to the same period in 2008. The cost of regular, recurring FDIC insurance premiums (exclusive of the special assessment) rose by $297,000 in the first nine months of 2009 when compared to the first nine months of 2008.
Other changes in noninterest expense in the comparable periods included an increase of $75,000 in costs to maintain foreclosed assets and an increase of $20,000 in professional consulting fees. Cost increases in these categories were offset somewhat by reductions in equipment expense and in director compensation costs.
As a percentage of average assets, annualized noninterest expense was 2.91% in the first nine months of 2009 as compared to 2.83% in the same period of 2008. If the items that affected comparability were excluded from the computation, the ratios would be 2.86% in 2009 and 2.87% in 2008. The increase in regular, recurring FDIC insurance expense added 9 basis points to the 2009 ratio.
Provision for income taxes:
Income tax expense in the first nine months of 2009 was $141,000, or 9.4%, less than in the same time period in 2008. The effective tax rate in 2009 was 26.0% versus 26.1% in 2008. The ratio of tax-free interest-earning assets to total assets remained at approximately 9.4% in both periods, providing for a similar amount of non-taxable interest income.
Liquidity:
The objective of liquidity management is to ensure that sufficient funding is available, at a reasonable cost, to meet the ongoing operational cash needs of the Corporation and to take advantage of income producing opportunities as they arise. While the desired level of liquidity will vary depending upon a variety of factors, it is the primary goal of the Corporation to maintain a high level of liquidity in all economic environments. Principal sources of asset liquidity are provided by securities maturing in one year or less, other short-term investments such as federal funds sold and cash and due from banks. Liability liquidity, which is more difficult to measure, can be met by attracting deposits and maintaining the core deposit base. The Corporation is a member of the Federal Home Loan Bank of Pittsburgh for the purpose of providing short-term liquidity when other sources are unable to fill these needs. During the first nine months of 2009, the average balance of short-term borrowings from the Federal Home Loan Bank was $138,000, with none outstanding on September 30, 2009. As of September 30, 2009, the Corporation had long-term debt of $5,000,000 and had unused borrowing capacity with the Federal Home Loan Bank of $160 million.
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

Off-Balance Sheet Arrangements:
The Corporation’s consolidated financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk, credit risk, and interest rate risk. These commitments consist mainly of loans approved but not yet funded, unused lines of credit and letters of credit issued using the same credit standards as on-balance sheet instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Letters of credit are conditional commitments issued to guarantee the financial performance obligation of a customer to a third party. Unused commitments and letters of credit at September 30, 2009, were $53,099,000 and $621,000, respectively. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation. Management believes that any amounts actually drawn upon can be funded in the normal course of operations. The Corporation has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or the availability of capital resources.
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
Capital Adequacy:
Bank regulatory authorities in the United States issue risk-based capital standards. These capital standards relate a banking Corporation’s capital to the risk profile of its assets and provide the basis by which all banking companies and banks are evaluated in terms of capital adequacy. The risk-based capital standards require all banks to have Tier 1 capital of at least 4% and total capital, including Tier 1 capital, of at least 8% of risk-adjusted assets. Tier 1 capital includes common stockholders’ equity and qualifying perpetual preferred stock together with related surpluses and retained earnings. Total capital is comprised of Tier 1 capital, limited life preferred stock, qualifying debt instruments, and the reserves for possible loan losses. Banking regulators have also issued leverage ratio requirements. The leverage ratio requirement is measured as the ratio of Tier 1 capital to adjusted average assets. At September 30, 2009, the Bank exceeded the regulatory requirements to be considered a “well capitalized” financial institution, i.e., a leverage ratio exceeding 5%, Tier 1 capital exceeding 6% and total capital exceeding 10%.

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
Recent declines and volatility in the values of financial institution stocks have significantly reduced the likelihood of realizing significant gains in the near-term. Although the Corporation has realized occasional gains from this portfolio in the past, the primary objective of the portfolio is to achieve value appreciation in the long term while earning consistent attractive after-tax yields from dividends. The carrying value of the financial institutions stocks accounted for less than 0.2% of the Corporation’s total assets as of September 30, 2009. Management performs an impairment analysis on the entire investment portfolio, including the financial institutions stocks on a quarterly basis. As of September 30, 2009, no “other-than-temporary” impairment was identified. In the second quarter of 2009, an “other-than-temporary” impairment charge was recorded on two equity securities, resulting in a charge to earnings of $226,000. There is no assurance that further declines in market values of the common stock portfolio in the future will not result in “other-than-temporary” impairment charges, depending upon facts and circumstances present.
The equity investments in the Corporation’s portfolio had an adjusted cost basis of approximately $984,000 and a fair value of $868,000 at September 30, 2009. Net unrealized losses in this portfolio were approximately $116,000 at September 30, 2009.

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
The primary objective of the Corporation’s asset-liability management process is to maximize current and future net interest income within acceptable levels of interest rate risk while satisfying liquidity and capital requirements. Management recognizes that a certain amount of interest rate risk is inherent, appropriate and necessary to ensure profitability. A simulation analysis is used to assess earnings and capital at risk from movements in interest rates. The model considers three major factors of (1) volume differences, (2) repricing differences, and (3) timing in its income simulation. As of the most recent model run, data was disseminated into appropriate repricing buckets, based upon the static position at that time. The interest-earning assets and interest-bearing liabilities were assigned a multiplier to simulate how much that particular balance sheet item would re-price when interest rates change. Finally, the estimated timing effect of rate changes is applied, and the net interest income effect is determined on a static basis (as if no other factors were present). As the table below indicates, based upon rate shock simulations on a static basis, the Corporation’s balance sheet is relatively rate-neutral as rates rise, and then becomes slightly asset sensitive when loans begin to float off their floors. Over a one-year period, the effect of a 100, 200 and 300 basis point rate increase would decrease net interest income by $66,000, $132,000 and $198,000, respectively. No rate shock modeling was done for a declining rate environment, as the federal funds target rate currently is between zero and 0.25%. The modeling process is continued by further estimating the impact that imbedded options and probable internal strategies may have in the changing-rate environment. Examples of imbedded options are floor and ceiling features in adjustable rate mortgages and call features on securities in the investment portfolio. Applying the likely results of all known imbedded options and likely internal pricing strategies to the simulation produces quite different results from the static position assumptions. Over a one-year period, the effect a 100, 200 and 300 basis point rate increase would add about $26,000, $105,000 and $218,000, respectively, to net interest income. As the table below indicates, the net effect of interest rate risk on net interest income is minimal in a rising rate environment. Juniata’s rate risk policies provide for maximum limits on net interest income that can be at risk for 100 through 300 basis point changes in interest rates.
Effect of Interest Rate Risk on Net Interest Income
(Dollars in thousands)

	Change in Net	Change in Net
Change in	Interest Income	Interest Income	Total Change in
Interest Rates	Due to Interest	Due to Imbedded	Net Interest
(Basis Points)	Rate Risk (Static)	Options	Income

300	$(198)	$218	$20
200	(132)	105	(27)
100	(66)	26	(40)
0	—	—	—
The net interest income at risk position remained within the guidelines established by the Corporation’s asset/liability policy.
No material change has been noted in the Bank’s equity value at risk. Please refer to the Annual Report on Form 10-K as of December 31, 2008 for further discussion of this matter.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
As of September 30, 2009, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 (“Exchange Act”), Rule 13a-15(e). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Corporation reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.
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

Item 1A.	RISK FACTORS
There have been no material changes in risk factors that were disclosed in the Annual Report on Form 10-K as of December 31, 2008.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information on repurchases by the Corporation of its common stock in each month of the quarter ended September 30, 2009:

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number	Average	Part of Publicly	Shares that May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	per Share	Programs	Plans or Programs (1)

July 1-31, 2009	—	$—	—	210,936
August 1-31, 2009			—	210,936
September 1-30, 2009	—		—	210,936

Totals	—		—	210,936

(1)
On March 23, 2001, the Corporation announced plans to buy back 100,000 (200,000 on a post-split basis) shares of its common stock. There is no expiration date to this buyback plan, but subsequent to the initial plan, the Board of Directors authorized the repurchase of 400,000 additional shares in 2005 and then authorized 200,000 additional shares in September of 2008. As of November 9, 2009, the number of shares that may yet be purchased under the program was 210,936. No repurchase plan or program expired during the period covered by the table. The Corporation has no stock repurchase plan or program that it has determined to terminate prior to expiration or under which it does not intend to make further purchases.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

Item 5.	OTHER INFORMATION
None

Item 6.	EXHIBITS

3.1	—	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 4.1 to the Corporation’s Form S-3 Registration Statement No. 333-129023 filed with the SEC on October 14, 2005)

3.2	—	Bylaws (incorporated by reference to Exhibit 3.2 to the Corporation’s report on Form 8-K filed with the SEC on December 21, 2007)

10.0	—	2004 Executive Annual Incentive Plan (incorporated by reference to Exhibit 10.15 to the Corporation’s report on Form 10-K filed with the SEC on March 16, 2005)*

10.1	—	Exhibits A-B to 2004 Executive Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to the Corporation’s report on Form 10-Q filed with the SEC on August 7, 2009)*

31.1	—	Rule 13a — 14(a)/15d — 14(a) Certification of President and Chief Executive Officer

31.2	—	Rule 13a — 14(a)/15d — 14(a) Certification of Chief Financial Officer

32.1	—	Section 1350 Certification of President and Chief Executive Officer (furnished, not filed)

32.2	—	Section 1350 Certification of Chief Financial Officer (furnished, not filed)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Juniata Valley Financial Corp. (Registrant)
Date 11-09-2009	By:	/s/ Francis J. Evanitsky
Francis J. Evanitsky, President and Chief Executive Officer

Date 11-09-2009	By:	/s/ JoAnn N. McMinn
JoAnn N. McMinn, Chief Financial Officer,
Principal Accounting Officer and Principal Financial Officer