Form 10-K
period 2009-12-31
JUNIATA VALLEY FINANCIAL CORP
filed 2010-03-12
CIK 714712

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended December 31, 2009
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
Registrant’s telephone number, including area code: (717) 436-8211
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $1.00
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $72,789,307. (1)
There were 4,321,487 shares of the registrant’s common stock outstanding as of March 4, 2010.

(1) The aggregate dollar amount of the voting stock set forth equals the number of shares of the Company’s Common Stock outstanding, reduced by the amount of Common Stock held by officers, directors, shareholders owning in excess of 10% of the Company’s Common Stock and the Company’s employee benefit plans multiplied by the last reported sale price for the Company’s Common Stock on June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter. The information provided shall not be construed as an admission that any officer, director or 10% shareholder of the Company, or any employee benefit plan, may be deemed an affiliate of the Company or that such person or entity is the beneficial owner of the shares reported as being held by such person or entity, and any such inference is hereby disclaimed.

DOCUMENTS INCORPORATED BY REFERENCE
(Specific sections incorporated are identified under applicable items herein)
Certain portions of the Company’s Annual Report to Shareholders for the year ended December 31, 2009 are incorporated by reference in Parts I and II of this Report.
With the exception of the information incorporated by reference in Parts I and II of this Report, the Company’s Annual Report to Shareholders for the year ended December 31, 2009 is not to be deemed “filed” with the Securities and Exchange Commission for any purpose.
Certain portions of the Company’s Proxy Statement to be filed in connection with its 2010 Annual Meeting of Shareholders are incorporated by reference in Part III of this Report; provided, however, that any information in such Proxy Statement that is not required to be included in this Annual Report on Form 10-K shall not be deemed to be incorporated herein or filed for the purposes of the Securities Act of 1933 or the Securities Exchange Act of 1934.
Other documents incorporated by reference are listed in the Exhibit Index.

PART I
ITEM 1. BUSINESS
Overview
Juniata Valley Financial Corp. (the “Company” or “Juniata”) is a Pennsylvania corporation that was formed in 1983 as a result of a plan of merger and reorganization of The Juniata Valley Bank (the “Bank”). The plan was approved by the various regulatory agencies on June 7, 1983 and Juniata, a one-bank holding company, registered under the Bank Holding Company Act of 1956. The Bank is the oldest independent commercial bank in Juniata and Mifflin Counties, having originated under a state bank charter in 1867. The Company has one reportable segment, consisting of the Bank, as described in Note 1 of Notes to Consolidated Financial Statements contained in the Company’s 2009 Annual Report to Shareholders (“2009 Annual Report”); the 2009 Annual Report is incorporated by reference into Item 8 of this report.
Nature of Operations
Juniata operates primarily in central Pennsylvania with the purpose of delivering financial services within its local market. The Company provides retail and commercial banking services through 12 offices in the following locations: five community offices in Juniata County; five community offices in Mifflin County, as well as a financial services office; one community office in each of Perry and Huntingdon Counties; and a loan production office in Centre County. The Company offers a full range of consumer and commercial banking services. Consumer banking services include: Internet banking; telephone banking; eight automated teller machines; personal checking accounts; club accounts; checking overdraft privileges; money market deposit accounts; savings accounts; debit cards; certificates of deposit; individual retirement accounts; secured and unsecured lines of credit; construction and mortgage loans; and safe deposit boxes. Commercial banking services include: low and high-volume business checking accounts; Internet account management services; ACH origination; payroll direct deposit; commercial lines of credit; commercial letters of credit; commercial term and demand loans. Comprehensive trust, asset management and estate services are provided, and the Company has a contractual arrangement with a broker-dealer to offer a full range of financial services, including annuities, mutual funds, stock and bond brokerage services and long-term care insurance to the Bank’s customers. Management believes the Bank has a relatively stable deposit base with no major seasonal depositor or group of depositors. Most of the Company’s commercial customers are small and mid-sized businesses in central Pennsylvania.
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
In commercial transactions, the Company believes that the Bank’s legal lending limit to a single borrower (approximately $6,683,000 as of December 31, 2009) enables it to compete effectively for the business of small and mid-sized businesses. However, this legal lending limit is considerably lower than that of various competing institutions and thus may act as a constraint on the Bank’s effectiveness in competing for financings in excess of the limit.
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
A satisfactory safety and soundness rating, particularly with regard to capital adequacy, and a satisfactory Community Reinvestment Act rating, are generally prerequisites to obtaining federal regulatory approval to make acquisitions and open branch offices. As of December 31, 2009, the Bank was rated “outstanding” under the Community Reinvestment Act and was a “well capitalized” bank. An institution’s Community Reinvestment Act rating is considered in determining whether to grant charters, branches and other deposit facilities, relocations, mergers, consolidations and acquisitions. Less than satisfactory performance may be the basis for denying an application.
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
FDIC Insurance
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
Under the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”), (i) the BIF and the SAIF were merged into a new combined fund, called the Deposit Insurance Fund effective March 31, 2006, (ii) the then-current $100,000 deposit insurance coverage was indexed for inflation (with adjustments every five years, commencing January 1, 2011); and (iii) deposit insurance coverage for retirement accounts was increased to $250,000 per participant subject to adjustment for inflation. The FDIC has been given greater latitude in setting the assessment rates for insured depository institutions which could be used to impose minimum assessments.
The FDIC is authorized to set the reserve ratios for the Deposit Insurance Fund annually at between 1.15% and 1.5% of estimated insured deposits. Insured depository institutions that were in existence on December 31, 1996 and paid assessments prior to that date (or their successors) are entitled to a one-time credit against future assessments based on their past contributions to the BIF or SAIF. The Bank was able to offset the majority of its deposit insurance premium for 2008 with the special assessment credit, and used the remainder of the credit in the first quarter of 2009.

Recent bank failures significantly increased the Deposit Insurance Fund’s losses. As a result of a decline in the reserve ratio of the Deposit Insurance Fund, the FDIC Board adopted a restoration plan and also raised assessment rates. Other changes included are primarily to ensure that riskier institutions will bear a greater share of the proposed increase in assessments. The FDIC’s final rule raised the prior assessment rates uniformly by 7 basis points for the first quarter 2009 assessment period, and ranges from 12 to 50 basis points. Institutions in the lowest risk category, Risk Category I, pay between 12 and 14 basis points. Effective April 1, 2009, the rule widened the range of rates overall and within Risk Category I. Initial base assessment rates range between 12 and 45 basis points — 12 -16 basis points for Category I. The initial base rates for risk categories II, III and IV were 20, 30 and 45 basis points, respectively. For institutions in any risk category, assessment rates rose above initial rates for institutions relying significantly on secured liabilities. Assessment rates increased for institutions with a ratio of secured liabilities (repurchase agreements, Federal Home Loan Bank advances, secured Federal Funds purchased and other secured borrowings) to domestic deposits of greater than 15%, with a maximum of 50% above the rate before such adjustment.
On February 27, 2009, the FDIC also adopted an interim rule that imposed a 20 basis point special emergency assessment as of June 30, 2009, payable on September 30, 2009. The interim rule also permits the Board to impose an emergency special assessment after June 30, 2009, of up to 10 basis points, if necessary to maintain public confidence in federal deposit insurance. The Company paid the emergency assessment of $194,000 on September 30, 2009 as well as increased regular quarterly assessments, based upon the rates in the lowest risk category. In addition, the FDIC required all insured institutions to prepay three years of assessments on December 30, 2009, which required the Company to prepay approximately $1.8 million of projected fees for 2010, 2011 and 2012.
Under the Reform Act, the FDIC may terminate the insurance of an institution’s deposits upon finding that the institution has engaged in unsafe and unsound practices, is in an unsafe and unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The Company does not know of any practice, condition or violation that might lead to termination of its deposit insurance.
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
Community Reinvestment Act
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
The operations of the Bank are also subject to numerous Federal, state and local laws and regulations which set forth specific restrictions and procedural requirements with respect to interest rates on loans, the extension of credit, credit practices, the disclosure of credit terms and discrimination in credit transactions. The Bank also is subject to certain limitations on the amount of cash dividends that it can pay. See Note 15 of Notes to Consolidated Financial Statements, contained in the 2009 Annual Report, which is included in Exhibit 13 to this report and incorporated by reference in this Item 1.

Capital Regulation
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
Under Federal Reserve Board policy, the Company is expected to act as a source of financial strength to the Bank and the First National Bank of Liverpool (“FNBL”), of which the Company owns 39.16%, and to commit resources to support the Bank and FNBL, in circumstances where they might not be in a financial position to support themselves. Consistent with the “source of strength” policy for subsidiary banks, the Federal Reserve Board has stated that, as a matter of prudent banking, a bank holding company generally should not maintain a rate of cash dividends unless its net income available to common shareholders has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears to be consistent with the Company’s capital needs, asset quality and overall financial condition.
See Note 15 of Notes to Consolidated Financial Statements, contained in the 2009 Annual Report and incorporated by reference in this Item 1, for a table that provides the Company’s risk based capital ratios and leverage ratio.
Federal Banking Agencies have broad powers to take corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are “well capitalized,” “adequately capitalized,” “under capitalized”, “significantly undercapitalized,” or “critically undercapitalized.” As of December 31, 2009, the Bank was a “well-capitalized” bank, as defined by the FDIC.
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

Gramm-Leach-Bliley Act
On November 12, 1999, the Gramm-Leach-Bliley Act (“GLB”) was signed into law. GLB permits commercial banks to affiliate with investment banks. It also permits bank holding companies which elect financial holding company status to engage in any type of financial activity, including securities, insurance, merchant banking/equity investment and other activities that are financial in nature. The Company has not elected financial holding company status. The merchant banking provisions allow a bank holding company to make a controlling investment in any kind of company, financial or commercial. These new powers allow a bank to engage in virtually every type of activity currently recognized as financial or incidental or complementary to a financial activity. A commercial bank that wishes to engage in these activities is required to be well capitalized, well managed and have a satisfactory or better Community Reinvestment Act rating. GLB also allows subsidiaries of banks to engage in a broad range of financial activities that are not permitted for banks themselves. Although the Company and the Bank have not commenced these types of activities to date, GLB enables them to evaluate new financial activities that would complement the products already offered to enhance non-interest income.
Financial Privacy
Federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. The privacy provisions of the GLB Act affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.
Anti-Money Laundering Initiatives and the USA Patriot Act
A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA Patriot Act of 2001 (“USA Patriot Act”) substantially broadened the scope of U.S. anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the U.S. The United States Treasury has issued a number of regulations that apply various requirements of the USA Patriot Act to financial institutions. These regulations require financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution.
Office of Foreign Assets Control Regulation
The U.S. has instituted economic sanctions which affect transactions with designated foreign countries, nationals and others. These are typically known as the “OFAC rules” because they are administered by the UST Office of Foreign Assets Control (“OFAC”). The OFAC-administered sanctions target countries in various ways. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country, and prohibitions on “U.S. persons” engaging in financial transactions which relate to investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences for the institution.

Consumer Protection Statutes and Regulations
The Company is subject to many federal consumer protection statutes and regulations including the Truth in Lending Act, Truth in Savings Act, Equal Credit Opportunity Act, Fair Housing Act, Real Estate Settlement Procedures Act and Home Mortgage Disclosure Act. Among other things, these acts:
•	require banks to disclose credit terms in meaningful and consistent ways;
•	prohibit discrimination against an applicant in any consumer or business credit transaction;
•	prohibit discrimination in housing-related lending activities;
•	require banks to collect and report applicant and borrower data regarding loans for home purchases or improvement projects;
•	require lenders to provide borrowers with information regarding the nature and cost of real estate settlements;
•	prohibit certain lending practices and limit escrow account amounts with respect to real estate transactions, and;
•	prescribe possible penalties for violations of the requirements of consumer protedtion statutes and regulations.
On November 17, 2009, the FRB published a final rule amending Regulation E, which implements the Electronic Fund Transfer Act. The final rule limits the ability of a financial institution to assess an overdraft fee for paying automated teller machine transactions and one-time debit card transactions that overdraw a customer’s account, unless the customer affirmatively consents, or opts in, to the institution’s payment of overdrafts for these transactions.
There have been numerous attempts at the federal level to expand consumer protection measures. A major focus of recent legislation has been aimed at the creation of a consumer financial protection agency that would be dedicated to administering and enforcing fair lending and consumer compliance laws with respect to financial products. If enacted, such legislation may have a substantial impact on the Company’s operations. However, because any final legislation may differ significantly from current proposals, the specific effects of the legislation cannot be evaluated at this time.
Sarbanes-Oxley Act of 2002
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
Employees
As of December 31, 2009, the Company had a total of 122 full-time employees and 16 part-time employees.
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
Lending money is an essential part of the banking business. Borrowers’ ability to repay loans significantly impacts the loan loss provision charged to earnings to fund the allowance for loan losses. The risk of non-payment is affected by credit risks of the borrower, changes in economic and industry conditions, the duration of the loan and, in the case of a collateralized loan, uncertainties as to the future value of the collateral supporting the loan. Historically, commercial loans have presented a greater risk of non-payment than consumer loans, but recent declines in home values and rising unemployment rates affecting consumers’ continuing financial stability increase the risk for higher charge-offs of residential real estate loans. The application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans.
Declines in value may adversely impact the investment portfolio.
We reported non-cash, other-than-temporary impairment charges totaling $226,000 for the year ended December 31, 2009 and $554,000 for the year ended December 31, 2008, representing reductions in fair value below original cost of investments in common stocks of ten financial institutions. We may be required to record future impairment charges on our investment securities if they suffer further declines in value that are considered other-than-temporary. Considerations used to determine other-than-temporary impairment status to individual holdings include the length of time the stock has remained in an unrealized loss position, and the percentage of unrealized loss compared to the carrying cost of the stock, dividend reduction or suspension, market analyst reviews and expectations, and other pertinent news that would affect expectations for recovery or further decline.
Our deposit insurance premium could be substantially higher in the future which would have an adverse effect on our future earnings.
The FDIC insures deposits at FDIC-insured financial institutions, including the Bank. The FDIC charges the insured financial institutions premiums to maintain the Deposit Insurance Fund at a certain level. Current economic conditions have increased bank failures and expectations for further failures, which may result in the FDIC making more payments from the Deposit Insurance Fund and, in connection therewith, raising deposit premiums. In February 2009, the FDIC finalized a rule that increased premiums paid by insured institutions and made other changes to the assessment system. Additionally, the FDIC adopted an interim rule that imposed an emergency special assessment in the second quarter of 2009 and further gave the FDIC authority to impose additional emergency special assessments of up to 10 basis points in subsequent quarters. These changes adversely affected our net income in 2009. Furthermore, the FDIC required banks to pay their fourth quarter 2009 premiums plus prepay all of the 2010, 2011 and 2012 projected insurance premiums. On December 30, 2009, Juniata prepaid $1.8 million in FDIC insurance premiums. Further increases and additional premium assessments by the FDIC could adversely affect the Company’s future net income.

Changes in interest rates may have an adverse effect on the Company’s profitability. The operations of financial institutions such as the Company are dependent to a large degree on net interest income, which is the difference between interest income from loans and investments and interest expense on deposits and borrowings. An institution’s net interest income is significantly affected by market rates of interest that in turn are affected by prevailing economic conditions, by the fiscal and monetary policies of the federal government and by the policies of various regulatory agencies. The Federal Reserve Board (FRB) regulates the national money supply in order to manage recessionary and inflationary pressures. In doing so, the FRB may use techniques such as engaging in open market transactions of U.S. Government securities, changing the discount rate and changing reserve requirements against bank deposits. The use of these techniques may also affect interest rates charged on loans and paid on deposits. The interest rate environment, which includes both the level of interest rates and the shape of the U.S. Treasury yield curve, has a significant impact on net interest income. See the section entitled “Market / Interest Rate Risk” and Table 5 — “Maturity Distribution” in Management’s Discussion and Analysis of Financial Condition in the 2009 Annual Report, incorporated by reference in this Item 1A for a discussion of the effects on net interest income over a twelve month period beginning on December 31, 2009 of simulated interest rate changes. Like all financial institutions, the Company’s balance sheet is affected by fluctuations in interest rates. Volatility in interest rates can also result in disintermediation, which is the flow of deposits away from financial institutions into direct investments, such as US Government and corporate securities and other investment vehicles, including mutual funds, which, because of the absence of federal insurance premiums and reserve requirements, generally pay higher rates of return than bank deposit products. See “Item 7: Management’s Discussion of Financial Condition and Results of Operations” and “Item 7A: Quantitative and Qualitative Disclosure about Market Risk”.
Recent negative developments in the financial services industry and U.S. and global credit markets may adversely impact our results of operations and our stock price.
The recent national and global economic downturn has resulted in unprecedented levels of financial market volatility which may further depress the market value of financial institutions, limit access to capital or have a material adverse effect on the financial condition or results of operations of banking companies. In addition, the possible duration and severity of the adverse economic cycle is unknown and may exacerbate our exposure to credit risk. The United States Treasury and the Federal Deposit Insurance Corporation (FDIC) have initiated programs to address economic stabilization, yet the effectiveness of these programs in stabilizing the economy and the banking system at large are uncertain.
Negative developments that began in the latter half of 2007 and 2008 in the subprime mortgage market and the securitization markets for such loans have resulted in uncertainty in the financial markets in general with the expectation of the general economic downturn continuing through 2010. As a result of this “credit crunch,” commercial as well as consumer loan portfolio performances have deteriorated at many institutions and the competition for deposits and quality loans has increased significantly, due to liquidity concerns at many financial institutions. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. Stock prices of bank holding companies, like ours, have been negatively affected by the current condition of the financial markets, as has our ability, if needed, to raise capital or borrow in the debt markets compared to recent years. As a result, financial institution regulatory agencies have been, and are expected to be very aggressive in responding to concerns and trends regarding lending and funding practices and liquidity standards identified in examinations, including issuing many formal enforcement actions. Negative developments in the financial services industry and the impact of potential new legislation and regulations in response to those developments could negatively impact our business by restricting our operations, including our ability to originate or sell loans or raise additional capital, and could adversely impact our financial performance and stock price.

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
In response to the financial issues affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, the U.S. Congress enacted the Emergency Economic Stabilization Act of 2008 (“EESA”). The EESA provides the U.S. Secretary of the Treasury with the authority to establish a Troubled Asset Relief Program (“TARP”) to purchase from financial institutions up to $700 billion of residential or commercial mortgages and any securities, obligations or other instruments that are based on or related to such mortgages, that in each case was originated or issued on or before March 14, 2008, as well as any other financial instrument that the U.S. Secretary of the Treasury, after consultation with the Chairman of the Federal Reserve, determines the purchase of which is necessary to promote financial market stability. As of the date hereof, the Treasury Department has determined not to purchase troubled assets under the program.

As part of the EESA, the Treasury Department developed a Capital Purchase Program to purchase up to $250 billion in senior preferred stock from qualifying financial institutions. The Capital Purchase Program was designed to strengthen the capital and liquidity positions of viable institutions and to encourage banks and thrifts to increase lending to creditworthy borrowers. The EESA also increases the insurance coverage of deposit accounts to $250,000 per depositor. In a related action, the FDIC established a Temporary Liquidity Guarantee Program under which the FDIC provides a guarantee for newly-issued senior unsecured debt and non-interest bearing transaction deposit accounts at eligible insured institutions. For non-interest bearing transaction deposit accounts, a 10 basis point annual rate surcharge is applied to deposit amounts in excess of $250,000. We elected not to participate in the Capital Purchase Program but have opted to participate in the Temporary Liquidity Guarantee Program for the additional coverage for non-interest bearing transaction deposit accounts, available until June 30, 2010. In February 2009, the American Recovery and Reinvestment Act of 2009 (“the Stimulus Bill”) was enacted, which was intended to stabilize the financial markets and slow or reverse the downturn in the U.S. economy, and which revised certain provisions of the EESA.
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
If the Company fails to maintain an effective system of internal controls, it may not be able to accurately report its financial results or prevent fraud. As a result, current and potential shareholders could lose confidence in the Company’s financial reporting, which could harm its business and the trading price of its common stock. The Company has established a process to document and evaluate its internal controls over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations, which require annual management assessments of the effectiveness of the Company’s internal controls over financial reporting and a report by the Company’s independent auditors on the effectiveness of the Company’s internal control. In this regard, management has dedicated internal resources, engaged outside consultants and adopted a detailed work plan to (i) assess and document the adequacy of internal controls over financial reporting, (ii) take steps to improve control processes, where appropriate, (iii) validate through testing that controls are functioning as documented and (iv) implement a continuous reporting and improvement process for internal control over financial reporting. The Company’s efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding the Company’s assessment of its internal controls over financial reporting and the Company’s independent auditors’ audit of internal control are likely to continue to result in increased expenses. The Company’s management and audit committee have given the Company’s compliance with Section 404 a high priority. The Company cannot be certain that these measures will ensure that the Company implements and maintains adequate controls over its financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm the Company’s operating results or cause the Company to fail to meet its reporting obligations. If the Company fails to correct any issues in the design or operating effectiveness of internal controls over financial reporting or fails to prevent fraud, current and potential shareholders could lose confidence in the Company’s financial reporting, which could harm its business and the trading price of its common stock.

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
(Removed and Reserved)

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information:
Information regarding the market for the Company’s stock, the market price of the stock and dividends that the Company has paid is included in the Company’s Annual Report to Shareholders for the year ended December 31, 2009, in the section entitled “Common Stock Market Prices and Dividends,” and is incorporated by reference in this Item 5.
Holders:
As of March 4, 2010, there were approximately 1,794 registered holders of the Company’s outstanding common stock.
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

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number	Average	Part of Publicly	Shares that May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	per Share	Programs	Plans or Programs (1)

October 1-31, 2009	—	$—	—	210,936
November 1-30, 2009			—	210,936
December 1-31, 2009	5,000	17.75	5,000	205,936

Totals	5,000		5,000	205,936

Performance Graph:
The following graph shows the yearly percentage change in the Company’s cumulative total shareholder return on its common stock from December 31, 2004 to December 31, 2009 compared with the Russell 3000 Index and a peer group index (the “Juniata Valley Custom Peer Group 2009”), consisting of seven bank holding companies that operate within our immediate market area. The bank holding companies are First Community Financial Corporation, F.N.B. Corporation, Kish Bancorp, Inc., Mifflinburg Bank & Trust Company, Mid Penn Bancorp, Inc., Northumberland Bancorp and Orrstown Financial Services, Inc.

	Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Juniata Valley Financial Corp.	100.00	119.76	108.17	110.33	106.00	102.17
Russell 3000	100.00	106.12	122.80	129.11	80.94	103.88
Juniata Valley Custom Peer Group 2009**	100.00	91.02	99.27	87.12	81.16	54.75

**	Juniata Valley Custom Peer Group 2009 consists of First Community Financial Corporation, F.N.B. Corporation, Kish Bancorp, Inc., Mifflinburg Bank & Trust Company, Mid Penn Bancorp, Inc., Northumberland Bancorp, Orrstown Financial Services, Inc.
ITEM 6. SELECTED FINANCIAL DATA
The section entitled “Five Year Financial Summary — Selected Financial Data” in the Company’s Annual Report to Shareholders for the year ended December 31, 2009 is incorporated by reference in this Item 6.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The section entitled “Management’s Discussion and Analysis of Financial Condition” and “Results of Operations” in the Company’s Annual Report to Shareholders for the year ended December 31, 2009 is incorporated by reference in this Item 7.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
The section entitled “Management’s Discussion and Analysis — Financial Condition — Market / Interest Rate Risk” in the Company’s Annual Report to Shareholders for the year ended December 31, 2009 is incorporated by reference in this Item 7A.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Company’s Consolidated Financial Statements and the Notes to Consolidated Financial Statements thereto included in the Company’s Annual Report to Shareholders for the year ended December 31, 2009 is incorporated by reference in this Item 8.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
On October 1, 2009, the Company was notified that the audit practice of Beard Miller Company LLP (“Beard”), an independent registered public accounting firm, was combined with ParenteBeard LLC (“ParenteBeard”) in a transaction pursuant to which Beard combined its operations with ParenteBeard, and certain of the professional staff and partners of Beard joined ParenteBeard either as employees or partners of ParenteBeard. On October 1, 2009, Beard resigned as the auditors of the Company and, with the approval of the Audit Committee of the Company’s Board of Directors, ParenteBeard was engaged as its independent registered public accounting firm.
Prior to engaging ParenteBeard, the Company did not consult with ParenteBeard regarding the application of accounting principles to a specific completed or contemplated transaction or regarding the type of audit opinions that might be rendered by ParenteBeard on the Company’s financial statements, and ParenteBeard did not provide any written or oral advice that was an important factor considered by the Company in reaching a decision as to any such accounting, auditing or financial reporting issue.
The report of independent registered public accounting firm of Beard regarding the Company’s financial statements for the fiscal years ended December 31, 2008 and 2007 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.
During the years ended December 31, 2008 and 2007, and during the interim period from the end of the most recently completed fiscal year through October 1, 2009, the date of resignation, there were no disagreements with Beard on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Beard would have caused it to make reference to such disagreement in its reports.
The Board of Directors has selected ParenteBeard as independent registered public accountants for the examination of its financial statements for the fiscal year ending December 31, 2010. As explained above, Beard and ParenteBeard served as the Company’s independent certified public accountants for the year ended December 31, 2009.

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
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
The Company’s management, with the participation of its CEO and CFO, conducted an evaluation, as of December 31, 2009, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based on this evaluation, the Company’s CEO and CFO concluded that, as of the end of the period covered by this annual report, the Company’s disclosure controls and procedures were effective in reaching a reasonable level of assurance that management is timely alerted to material events relating to the Company during the period when the Company’s periodic reports are being prepared.
Report on Management’s Assessment of Internal Control over Financial Reporting
The management of the Company is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of December 31, 2009, an evaluation was performed under the supervision and with the participation of Management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, management concluded that disclosure controls and procedures as of December 31, 2009 were effective in ensuring material information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized and reported on a timely basis. Additionally, there were no changes in the Company’s internal control over financial reporting.
Management’s responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal control over financial reporting that are designed to produce reliable financial statements in accordance with accounting principles generally accepted in the United States of America. As disclosed in the Report on Management’s Assessment of Internal Control Over Financial Reporting, Management assessed the Company’s system of internal control over financial reporting as of December 31, 2009, in relation to criteria for effective internal control over financial reporting as described in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, Management believes that, as of December 31, 2009, its system of internal control over financial reporting met those criteria and is effective.
The independent registered public accounting firm that audited the consolidated financial statements included in the annual report has issued an attestation report on the registrant’s internal control over financial reporting.

/s/ Francis J. Evanitsky Francis J. Evanitsky, President and Chief Executive Officer

/s/ JoAnn N. McMinn
JoAnn N. McMinn, Chief Financial Officer
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm on Effectiveness of Internal Control over Financial Reporting
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Juniata Valley Financial Corp.
Mifflintown, Pennsylvania
We have audited Juniata Valley Financial Corp. and its wholly-owned subsidiary’s The Juniata Valley Bank, (the “Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report on Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company, maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Juniata Valley Financial Corp. and its wholly-owned subsidiary, The Juniata Valley Bank as of December 31, 2009 and 2008 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated March 12, 2010 expressed an unqualified opinion.
ParenteBeard LLC
Lancaster, Pennsylvania
March 12, 2010
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated by reference herein is information appearing in the Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 2010 under the captions “Directors of the Company”, “Executive Officers of the Company”, “Meetings and Committees of the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance”. The Company has adopted a Code of Ethics that is applicable to the Company’s Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer and other designated senior officers, which can be found in the Investor Information — Governance Documents section of the Company’s website at www.JVBonline.com. The Company will file its Proxy Statement on or before April 29, 2010.
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

Number of securities
	Number of		remaining available
	securities to be		for future issuance
	issued upon exercise	Weighted average	under equity
	of outstanding	exercise price of	compensation plans
	options, warrants	outstanding options,	(excluding securities
	and rights	warrants and rights	reflected in column a)
Plan Category	a	b	c

Equity compensation plans approved by security holders	97,473	$18.71	523,767

Equity compensation plans not approved by security holders	—	—

Total	97,473	$18.71	523,767

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
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) The following consolidated financial statements of the Company are filed as part of this Form 10-K:
(i)	Report of Independent Registered Public Accounting Firm

(ii)	Consolidated Statements of Financial Condition as of December 31, 2009 and December 31, 2008

(iii)	Consolidated Statements of Income for the fiscal years ended December 31, 2009, December 31, 2008 and December 31, 2007

(iv)	Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2009, December 31, 2008 and December 31, 2007

(v)	Consolidated Statements of Stockholders’ Equity for the fiscal years ended December 31, 2009, December 31, 2008 and December 31, 2007

(vi)	Notes to Consolidated Financial Statements
(a)(2) Financial Statements Schedules. All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and have therefore been omitted.
(a)(3) Exhibits.

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 4.1 to the Company’s Form S-3 Registration Statement No. 333-129023 filed with the SEC on October 14, 2005)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2007)

4.1	Juniata Valley Financial Corp. Rights Agreement (incorporated by reference to Exhibit 1 to the Company’s report on Form 8-A12G filed with the SEC on August 29, 2000)

10.1	1982 Directors Deferred Compensation Agreement for A. Jerome Cook (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2009)*

10.2	1986 Directors Deferred Compensation Agreement for A. Jerome Cook (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2009) *

10.3	1988 Retirement Program for Directors (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2009) *

10.4	1991 Directors Deferred Compensation Agreement for A. Jerome Cook (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2009) *

10.5	1992 Directors Deferred Compensation Agreement for Ronald H. Witherite (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2009) *

10.6	1993 Directors Deferred Compensation Agreement for Dale G. Nace (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2009) *

10.7	1999 Directors Deferred Compensation Agreement* (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2009) *

10.8	Director Supplemental Life Insurance/ Split Dollar Plan (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2009) *

10.9	2004 Executive Annual Incentive Plan (incorporated by reference to Exhibit 10.15 to the Company’s report on Form 10-K filed with the SEC on March 16, 2005)*

10.10	Exhibits A-B to 2004 Executive Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2009).*

10.11	Employment Agreement with Francis Evanitsky (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed with the SEC on June 14, 2005)*

10.12	Amendment to Employment Agreement with Francis Evanitsky (incorporated by reference to the Company’s Current Report on form 8-K filed with the SEC on December 31, 2008).*

10.13	Change of Control Severance Agreement with JoAnn N. McMinn (incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2005).*

10.14	Salary Continuation Agreement with Francis J. Evanitsky (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2006)*

10.15	Salary Continuation Agreement with JoAnn N. McMinn (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2008)*

10.16	Salary Continuation Agreement with Marcie A. Barber (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2008)*

10.17	Change of Control Severance Agreement with Marcie A. Barber (incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K filed with the SEC on May 27, 2008).*

10.18	Technology Outsourcing Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 22, 2010).*

13.1	Excerpts from 2009 Annual Report to Shareholders

16.1	Letter from Beard Miller LLP to SEC (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 2, 2009).

21.1	Subsidiaries of Juniata Valley Financial Corp.

23.1	Consent of ParenteBeard LLC

31.1	Rule 13a-4(d) Certification of Francis J. Evanitsky

31.2	Rule 13a-4(d) Certification of JoAnn N. McMinn

32.1	Section 1350 Certification of Francis J. Evanitsky

32.2	Section 1350 Certification of JoAnn N. McMinn

*	Denotes a compensatory plan.
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

JUNIATA VALLEY FINANCIAL CORP. (REGISTRANT) Date: March 12, 2010
By:	/s/ Francis J. Evanitsky
Francis J. Evanitsky
Director, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Martin L. Dreibelbis

Martin L. Dreibelbis	March 12, 2010
Chairman

/s/ Charles L. Hershberger

Charles L. Hershberger	March 12, 2010
Secretary

/s/ Philip E. Gingerich, Jr.

Philip E. Gingerich, Jr.	March 12, 2010
Vice Chairman

/s/ Joe E. Benner

Joe E. Benner	March 12, 2010
Director

/s/ A. Jerome Cook

A. Jerome Cook	March 12, 2010
Director

/s/ Jan G. Snedeker

Jan G. Snedeker	March 12, 2010
Director

/s/ Francis J. Evanitsky

Francis J. Evanitsky	March 12, 2010
Director, President and Chief Executive Officer

/s/ Dale G. Nace

Dale G. Nace	March 12, 2010
Director

/s/ Timothy I. Havice

Timothy I. Havice	March 12, 2010
Director

/s/ Marshall L. Hartman

Marshall L. Hartman	March 12, 2010
Director

/s/ Robert K. Metz, Jr.

Robert K. Metz, Jr.	March 12, 2010
Director

/s/ Richard M. Scanlon

Richard M. Scanlon, DMD	March 12, 2010
Director

/s/ JoAnn N. McMinn

JoAnn N. McMinn	March 12, 2010
Chief Financial Officer Principal Accounting Officer