Form 10-Q
period 2010-03-31
JUNIATA VALLEY FINANCIAL CORP
filed 2010-05-07
CIK 714712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934
For the quarterly period ended March 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 7, 2010

Common Stock ($1.00 par value)	4,301,487 shares

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
Juniata Valley Financial Corp. and Subsidiary
Consolidated Statements of Financial Condition
(Unaudited, Dollar amounts in thousands, except share data)

	March 31,	December 31,
	2010	2009
ASSETS
Cash and due from banks	$8,729	$18,613
Interest bearing deposits with banks	93	82
Federal funds sold	10,000	1,200

Cash and cash equivalents	18,822	19,895
Interest bearing time deposits with banks	1,345	1,420
Securities available for sale	74,973	77,356
Restricted investment in Federal Home Loan Bank (FHLB) stock	2,197	2,197
Investment in unconsolidated subsidiary	3,391	3,338

Total loans, net of unearned interest	311,663	311,630
Less: Allowance for loan losses	(2,863)	(2,719)

Total loans, net of allowance for loan losses	308,800	308,911
Premises and equipment, net	6,849	6,878
Other real estate owned	291	476
Bank owned life insurance and annuities	13,196	13,066
Core deposit intangible	288	299
Goodwill	2,046	2,046
Accrued interest receivable and other assets	6,581	6,227

Total assets	$438,779	$442,109

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$54,758	$55,030
Interest bearing	319,873	322,367

Total deposits	374,631	377,397

Securities sold under agreements to repurchase	2,552	3,207
Long-term debt	5,000	5,000
Other interest bearing liabilities	1,152	1,146
Accrued interest payable and other liabilities	4,631	4,756

Total liabilities	387,966	391,506
Stockholders’ Equity:
Preferred stock, no par value:
Authorized - 500,000 shares, none issued	—	—
Common stock, par value $1.00 per share:
Authorized - 20,000,000 shares
Issued - 4,745,826 shares
Outstanding -
4,321,487 shares at March 31, 2010;
4,337,587 shares at December 31, 2009	4,746	4,746
Surplus	18,327	18,315
Retained earnings	36,799	36,478
Accumulated other comprehensive loss	(644)	(805)
Cost of common stock in Treasury:
424,339 shares at March 31, 2010;
408,239 shares at December 31, 2009	(8,415)	(8,131)

Total stockholders’ equity	50,813	50,603

Total liabilities and stockholders’ equity	$438,779	$442,109

See accompanying notes to consolidated financial statements.

Juniata Valley Financial Corp. and Subsidiary
Consolidated Statements of Income
(Unaudited)
(Dollar amounts in thousands, except share data)

	Three Months Ended
	March 31,
	2010	2009
Interest income:
Loans, including fees	$5,036	$5,289
Taxable securities	233	308
Tax-exempt securities	275	281
Federal funds sold	1	2
Other interest income	9	56

Total interest income	5,554	5,936

Interest expense:
Deposits	1,519	1,878
Securities sold under agreements to repurchase	1	1
Short-term borrowings	1	1
Long-term debt	34	34
Other interest bearing liabilities	3	5

Total interest expense	1,558	1,919

Net interest income	3,996	4,017
Provision for loan losses	285	135

Net interest income after provision for loan losses	3,711	3,882

Noninterest income:
Trust fees	120	84
Customer service fees	382	372
Earnings on bank-owned life insurance and annuities	122	106
Commissions from sales of non-deposit products	96	108
Income from unconsolidated subsidiary	56	48
Gain on sale of securities	12	—
(Loss) Gain on sales of other assets	(1)	6
Prior period income from insurance sales	—	323
Other noninterest income	236	195

Total noninterest income	1,023	1,242

Noninterest expense:
Employee compensation expense	1,286	1,286
Employee benefits	416	444
Occupancy	233	239
Equipment	119	162
Data processing expense	365	333
Director compensation	87	110
Professional fees	93	121
Taxes, other than income	130	128
FDIC Insurance premiums	147	88
Amortization of intangibles	11	11
Other noninterest expense	258	269

Total noninterest expense	3,145	3,191

Income before income taxes	1,589	1,933
Provision for income taxes	401	523

Net income	$1,188	$1,410

Earnings per share
Basic	$0.27	$0.32
Diluted	$0.27	$0.32
Cash dividends declared per share	$0.20	$0.19
Weighted average basic shares outstanding	4,330,136	4,340,633
Weighted average diluted shares outstanding	4,334,000	4,345,622
See accompanying notes to consolidated financial statements.

Juniata Valley Financial Corp. and Subsidiary
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(Amounts in thousands, except share data)

Three Months Ended March 31, 2010
	Number				Accumulated
	of				Other		Total
	Shares	Common		Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Surplus	Earnings	Loss	Stock	Equity
Balance at December 31, 2009	4,337,587	$4,746	$18,315	$36,478	$(805)	$(8,131)	$50,603
Comprehensive income:
Net income				1,188			1,188
Change in unrealized gains on securities available for sale, net of reclassification adjustment and tax effects					140		140
Defined benefit retirement plan adjustments, net of tax effects					21		21

Total comprehensive income							1,349
Cash dividends at $0.20 per share				(867)			(867)
Stock-based compensation activity			12				12
Purchase of treasury stock, at cost	(16,100)					(284)	(284)

Balance at March 31, 2010	4,321,487	$4,746	$18,327	$36,799	$(644)	$(8,415)	$50,813

Three Months Ended March 31, 2009
	Number				Accumulated
	of				Other		Total
	Shares	Common		Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Surplus	Earnings	Loss	Stock	Equity
Balance at December 31, 2008	4,341,055	$4,746	$18,324	$34,758	$(1,247)	$(8,096)	$48,485
Comprehensive income:
Net income				1,410			1,410
Change in unrealized losses on securities available for sale, net of reclassification adjustment and tax effects					(151)		(151)

Total comprehensive income							1,259
Cash dividends at $0.19 per share				(825)			(825)
Stock-based compensation activity			10				10
Purchase of treasury stock, at cost	(7,600)					(128)	(128)

Balance at March 31, 2009	4,333,455	$4,746	$18,334	$35,343	$(1,398)	$(8,224)	$48,801

See accompanying notes to consolidated financial statements.

Juniata Valley Financial Corp. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2010	2009
Operating activities:
Net income	$1,188	$1,410
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	285	135
Depreciation	127	154
Net amortization of securities premiums	70	47
Amortization of core deposit intangible	11	11
Amortization of deferred net loan costs	5	12
Deferral of net loan costs (fees)	39	(10)
Net realized gains on sales of securities	(12)	—
Losses (gains) on sales of other assets	1	(6)
Earnings on bank owned life insurance and annuities	(122)	(106)
Deferred income tax expense	19	6
Equity in earnings of unconsolidated subsidiary, net of dividends of $9 and $8	(47)	(40)
Stock-based compensation expense	12	10
Increase in accrued interest receivable and other assets	(432)	(447)
(Decrease) increase in accrued interest payable and other liabilities	(114)	317

Net cash provided by operating activities	1,030	1,493

Investing activities:
Purchases of:
Securities available for sale	(10,226)	(15,339)
Premises and equipment	(98)	(45)
Bank owned life insurance and annuities	(30)	(29)
Proceeds from:
Maturities of and principal repayments on securities available for sale	12,754	9,728
Bank owned life insurance and annuities	17	18
Sale of other real estate owned	296	62
Sale of other assets	11	4
Net decrease in interest-bearing time deposits	75	—
Net (increase) decrease in loans receivable	(330)	4,884

Net cash provided by (used in) investing activities	2,469	(717)

Financing activities:
Net (decrease) increase in deposits	(2,766)	9,100
Net decrease in short-term borrowings and securities sold under agreements to repurchase	(655)	(8,272)
Cash dividends	(867)	(825)
Purchase of treasury stock	(284)	(128)

Net cash used in financing activities	(4,572)	(125)

Net (decrease) increase in cash and cash equivalents	(1,073)	651
Cash and cash equivalents at beginning of period	19,895	12,457

Cash and cash equivalents at end of period	$18,822	$13,108

Supplemental information:
Interest paid	$1,595	$1,944
Income taxes paid	$200	$—

Supplemental schedule of noncash investing and financing activities:
Transfer of loans to other real estate owned and repossessed assets	$112	$391
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three-month period ended March 31, 2010, are not necessarily indicative of the results for the year ended December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in Juniata Valley Financial Corp.’s Annual Report on Form 10-K for the year ended December 31, 2009.
The Corporation has evaluated events and transactions occurring subsequent to the balance sheet date of March 31, 2010 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.
NOTE 2 — Recent Accounting Pronouncements
ASU 2010-09
The FASB has issued ASU 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. The FASB believes these amendments remove potential conflicts with the SEC’s literature.
In addition, the amendments in the ASU require an entity that is a conduit bond obligor for conduit debt securities that are traded in a public market to evaluate subsequent events through the date of issuance of its financial statements and must disclose such date.
All of the amendments in the ASU were effective upon issuance (February 24, 2010) except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010.
This guidance did not have an impact on the Corporation’s financial position or results of operations.
ASU 2010-13
The FASB issued ASU 2010-13, Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. The ASU codifies the consensus reached in Emerging Issues Task Force (EITF) Issue No. 09-J. The amendments to the Codification clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity.

The amendments in the ASU are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Earlier adoption is permitted. The amendments are to be applied by recording a cumulative-effect adjustment to beginning retained earnings. The amendments will not have an impact on the Corporation’s financial position or results of operations.
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
The components of comprehensive income and related tax effects are as follows (in thousands):

	Three Months Ended March 31, 2010			Three Months Ended March 31, 2009
	Before	Tax Expense		Before	Tax Expense
	Tax	or	Net-of-Tax	Tax	or	Net-of-Tax
	Amount	(Benefit)	Amount	Amount	(Benefit)	Amount
Net income	$1,589	$401	$1,188	$1,933	$523	$1,410
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities:
Unrealized gains (losses) arising during the period	221	75	146	(229)	(78)	(151)
Unrealized gains from unconsolidated subsidiary	6	—	6	—	—	—
Less reclassification adjustment for:
gains included in net income	(18)	(6)	(12)	—	—	—
Change in pension liability	32	11	21	—	—	—

Other comprehensive income (loss)	241	80	161	(229)	(78)	(151)

Total comprehensive income	$1,830	$481	$1,349	$1,704	$445	$1,259

Components of accumulated other comprehensive loss, net of tax consist of the following (in thousands):

	3/31/2010	12/31/2009	3/31/2009
Unrealized gains on available for sale securities	$916	$776	$556
Unrecognized expense for defined benefit pension	(1,560)	(1,581)	(1,954)

Accumulated other comprehensive loss	$(644)	$(805)	$(1,398)

NOTE 4 — Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:
(Amounts, except earnings per share, in thousands)

	Three Months	Three Months
	Ended	Ended
	March 31, 2010	March 31, 2009
Net income	$1,188	$1,410
Weighted-average common shares outstanding	4,330	4,341

Basic earnings per share	$0.27	$0.32

Weighted-average common shares outstanding	4,330	4,341
Common stock equivalents due to effect of stock options	4	5

Total weighted-average common shares and equivalents	4,334	4,346

Diluted earnings per share	$0.27	$0.32

NOTE 5 — Commitments, Contingent Liabilities and Guarantees
In the ordinary course of business, the Corporation makes commitments to extend credit to its customers through letters of credit, loan commitments and lines of credit. At March 31, 2010, the Corporation had $45,905,000 outstanding in loan commitments and other unused lines of credit extended to its customers as compared to $46,589,000 at December 31, 2009.
The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its letters of credit. Letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Generally, all letters of credit have expiration dates within one year of issuance. The credit risk involved in issuing letters of credit is essentially the same as the risks that are involved in extending loan facilities to customers. The Corporation generally holds collateral and/or personal guarantees supporting these commitments. The Corporation had outstanding $1,051,000 and $974,000 of letters of credit commitments as of March 31, 2010 and December 31, 2009, respectively. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of March 31, 2010 for payments under letters of credit issued was not material. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk.

NOTE 6 — Defined Benefit Retirement Plan
The Corporation had a defined benefit retirement plan covering substantially all of its employees, prior to January 1, 2008. Effective January 1, 2008, the plan was amended to close the plan to new entrants. The benefits are based on years of service and the employees’ compensation. The Corporation’s funding policy is to contribute annually the maximum amount that can be deducted for federal income taxes purposes. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. The Corporation has made no contributions in the first three months of 2010 and does not expect to contribute to the defined benefit plan in the remainder of 2010. Pension expense included the following components for the three month periods ended March 31, 2010 and 2009:
(Dollar amounts in thousands)

	Three Months Ended
	March 31,
	2010	2009

Components of net periodic pension cost
Service cost	$46	$47
Interest cost	118	112
Expected return on plan assets	(142)	(115)
Additional recognized amounts	31	40

Net periodic pension cost	$53	$84

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
Included in the purchase price of the branch was goodwill and core deposit intangible of $2,046,000 and $449,000, respectively. The core deposit intangible is being amortized over a ten-year period on a straight line basis. During the first three months of 2010 and 2009, amortization expense was $11,000. Accumulated amortization of core deposit intangible through March 31, 2010 was $161,000. The goodwill is not amortized, but is measured annually for impairment.
NOTE 8 — Investment in Unconsolidated Subsidiary
The Corporation owns 39.16% of the outstanding common stock of The First National Bank of Liverpool (FNBL), Liverpool, PA. This investment is accounted for under the equity method of accounting. The investment is being carried at $3,391,000 as of March 31, 2010. The Corporation increases its investment in FNBL for its share of earnings and decreases its investment by any dividends received from FNBL. A loss in value of the investment which is other than a temporary decline will be recognized. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of FNBL to sustain an earnings capacity which would justify the carrying amount of the investment.
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
The amortized cost and fair value of securities as of March 31, 2010 and December 31, 2009, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because the securities may be called or prepaid with or without prepayment penalties.

	March 31, 2010
			Gross	Gross
Securities Available for Sale	Amortized	Fair	Unrealized	Unrealized
Type and maturity	Cost	Value	Gains	Losses
U.S. Treasury securities and obligations of U.S. Government agencies and corporations
After one year but within five years	$30,524	$30,739	$235	$(20)
After five years but within ten years	1,999	1,998	5	(6)

	32,523	32,737	240	(26)

Obligations of state and political subdivisions
Within one year	6,171	6,234	63	—
After one year but within five years	31,005	31,950	974	(29)
After five years but within ten years	544	572	28	—

	37,720	38,756	1,065	(29)

Corporate notes
After one year but within five years	1,000	1,027	27	—

	1,000	1,027	27	—

Mortgage-backed securities	1,381	1,480	99	—
Equity securities	975	973	100	(102)

Total	$73,599	$74,973	$1,531	$(157)

	December 31, 2009
			Gross	Gross
Securities Available for Sale	Amortized	Fair	Unrealized	Unrealized
Type and maturity	Cost	Value	Gains	Losses
U.S. Treasury securities and obligations of U.S. Government agencies and corporations
After one year but within five years	$32,503	$32,620	$194	$(77)
After five years but within ten years	940	933	—	(7)

	33,443	33,553	194	(84)

Obligations of state and political subdivisions
Within one year	6,775	6,863	88	—
After one year but within five years	32,022	32,972	958	(8)
After five years but within ten years	544	562	18	—

	39,341	40,397	1,064	(8)

Corporate notes
After one year but within five years	1,000	1,026	26	—

	1,000	1,026	26	—

Mortgage-backed securities	1,425	1,515	90	—
Equity securities	975	865	58	(168)

Total	$76,184	$77,356	$1,432	$(260)

The following table shows gross unrealized losses and fair value, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2010 and December 31, 2009 (in thousands):

	Unrealized Losses at March 31, 2010
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities and obligations of U.S. Government agencies and corporations	$6,509	$(26)	$—	$—	$6,509	$(26)
Obligations of state and political subdivisions	2,546	(29)	—	—	2,546	(29)

Debt securities	9,055	(55)	—	—	9,055	(55)

Equity securities	—	—	555	(102)	555	(102)

Total temporarily impaired securities	$9,055	$(55)	$555	$(102)	$9,610	$(157)

	Unrealized Losses at December 31, 2009
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities and obligations of U.S. Government agencies and corporations	$10,897	$(84)	$—	$—	$10,897	$(84)
Obligations of state and political subdivisions	2,532	(8)	—	—	2,532	(8)

Debt securities	13,429	(92)	—	—	13,429	(92)

Equity securities	140	(23)	496	(145)	636	(168)

Total temporarily impaired securities	$13,569	$(115)	$496	$(145)	$14,065	$(260)

The unrealized losses noted above are considered to be temporary impairments. Decline in the value of our debt securities is due only to interest rate fluctuations, rather than erosion of quality. As a result, we believe that the payment of contractual cash flows, including principal repayment, is not at risk. As management does not intend to sell the securities, does not believe the Corporation will be required to sell the securities before recovery and expects to recover the entire amortized cost basis, none of the debt securities are deemed to be other-than-temporarily impaired. There are no debt securities that have had unrealized losses for more than 12 months.
Equity securities owned by the Corporation consist of common stock of various financial services providers (“Bank Stocks”) that have traditionally been high-performing stocks prior to 2008. During 2008 and into 2009, market values of most of the Bank Stocks materially declined. Considerations used to determine other-than-temporary impairment status for individual holdings include the length of time the stock has remained in an unrealized loss position, the percentage of unrealized loss compared to the carrying cost of the stock, dividend reduction or suspension, market analyst reviews and expectations, and other pertinent news that would affect expectations for recovery or further decline. There are eight equity securities that comprise the group of securities with unrealized losses for 12 months or more at March 31, 2010 and December 31, 2009. Unrealized losses in the aggregate group decreased by 30% from period to period, as all but two of the equities in our portfolio appreciated in value between December 31, 2009 and March 31, 2010. Of the two that deteriorated slightly, one has declined to 81% of cost and continues to pay full dividends. The other has sustained unrealized losses, but of an immaterial nature. Therefore, based on the quarterly analysis performed as of March 31, 2010 to assess impairment of its investment portfolio, management has determined that none of the unrealized losses in the Bank stock portfolio are “other than temporary”.

We understand that stocks can be cyclical and will experience some down periods. Historically, bank stocks have sustained cyclical losses, followed by periods of substantial gains. When market values of the bank stocks recover, accounting standards do not allow reversal of any previous other-than-temporary impairment charge until the security is sold, at which time any proceeds above the carrying value will be recognized as gains on the sale of investment securities.
Certain obligations of the U.S. Government and state and political subdivisions are pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law. The fair value of the pledged assets amounted to $31,432,000 and $30,403,000 at March 31, 2010 and December 31, 2009, respectively.
In addition to cash received from the scheduled maturities of securities, some investment securities available for sale are sold at current market values during the course of normal operations. Following is a summary of proceeds received from all investment securities transactions, and the resulting realized gains and losses (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Gross proceeds from sales of securities	$—	$—
Securities available for sale:
Gross realized gains	$12	$—
Gross realized losses	—	—
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
Fair value measurement and disclosure guidance provides a list of factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. When the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the information from that market is needed, and significant adjustments to the related prices may be necessary to estimate fair value in accordance with fair value measurement and disclosure guidance.
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
The following table summarizes financial assets and financial liabilities measured at fair value as of March 31, 2010 and December 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands). There were no transfers of assets between fair value Level 1 and Level 2 for the quarter ended March 31, 2010.

		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	March 31,	for Identical	Observable	Unobservable
	2010	Assets	Inputs	Inputs
Measured at fair value on a recurring basis:
Equity securities available-for-sale	$973	$973	$—	$—
Debt securities available-for-sale	74,000		74,000	—
Measured at fair value on a non-recurring basis:
Impaired loans	3,351	—	—	3,351
Other real estate owned	291	—	—	291

		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	December 31,	for Identical	Observable	Unobservable
	2009	Assets	Inputs	Inputs
Measured at fair value on a recurring basis:
Equity securities available-for-sale	$865	$865	$—	$—
Debt securities available-for-sale	76,491		76,491	—
Measured at fair value on a non-recurring basis:
Impaired loans	1,167	—	—	1,167
Other real estate owned	476	—	—	476
Certain non-financial assets and non-financial liabilities measured at fair value on a recurring basis include reporting units measured at fair value in the first step of a goodwill impairment test. Certain non-financial assets measured at fair value on a non-recurring basis include non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test, as well as intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment. As stated above, this guidance was applicable to these fair value measurements beginning January 1, 2009 and were not significant at March 31, 2010.
Fair Value of Financial Instruments
ASC Topic 825, Financial Instruments, requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.

The estimated fair values of the Corporation’s financial instruments are as follows (in thousands):
Financial Instruments
(in thousands)

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and due from banks	$8,729	$8,729	$18,613	$18,613
Interest bearing deposits with banks	93	93	82	82
Federal funds sold	10,000	10,000	1,200	1,200
Interest bearing time deposits with banks	1,345	1,486	1,420	1,447
Securities	74,973	74,973	77,356	77,356
Restricted investment in FHLB stock	2,197	2,197	2,197	2,197
Total loans, net of unearned interest	311,663	325,945	311,630	324,061
Accrued interest receivable	2,473	2,473	2,284	2,284

Financial liabilities:
Non-interest bearing deposits	54,758	54,758	55,030	55,030
Interest bearing deposits	319,873	325,891	322,367	327,724
Securities sold under agreements to repurchase	2,552	2,552	3,207	3,207
Long-term debt	5,000	5,065	5,000	5,077
Other interest bearing liabilities	1,152	1,154	1,146	1,148
Accrued interest payable	644	644	681	681

Off-balance sheet financial instruments:
Commitments to extend credit	—	—	—	—
Letters of credit	—	—	—	—
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
Interest bearing time deposits with banks - The estimated fair value is determined by discounting the contractual future cash flows, using the rates currently offered for deposits of similar remaining maturities.
Securities Available for Sale - Debt securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, the Corporation obtains fair value measurement from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. Equity securities classified as available for sale are reported at fair value using Level 1 inputs.

Loans - For variable-rate loans that reprice frequently and which entail no significant changes in credit risk, carrying values approximated fair value. Substantially all commercial loans and real estate mortgages are variable rate loans. The fair value of other loans (i.e. consumer loans and fixed-rate real estate mortgages) are estimated by calculating the present value of the cash flow difference between the current rate and the market rate, for the average maturity, discounted quarterly at the market rate.
Impaired Loans - Certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based on customized discounting criteria.
Fixed rate time deposits - The estimated fair value is determined by discounting the contractual future cash flows, using the rates currently offered for deposits of similar remaining maturities.
Long-term debt - The fair values of long-term debt are estimated using discounted cash flow analysis, based on incremental borrowing rates for similar types of borrowing arrangements.
Commitments to extend credit and letters of credit - The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account market interest rates, the remaining terms and present credit worthiness of the counterparties. The fair value of guarantees and letters of credit is based on fees currently charged for similar agreements.
NOTE 11 — Subsequent Events
On April 20, 2010, the Board of Directors declared a regular cash dividend for the second quarter of 2010 of $0.20 per share to shareholders of record on May 14, 2010, payable on June 1, 2010.

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
Critical Accounting Policies:
Disclosure of the Corporation’s significant accounting policies is included in the notes to the consolidated financial statements of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009. Some of these policies require significant judgments, estimates, and assumptions to be made by management, most particularly in connection with determining the provision for loan losses and the appropriate level of the allowance for loan losses, as well as management’s evaluation of the investment portfolio for other-than-temporary impairment.
General:
The following discusses the consolidated financial condition of the Corporation as of March 31, 2010, as compared to December 31, 2009, and the consolidated results of operations for the three months ended March 31, 2010, compared to the same period in 2009. This discussion should be read in conjunction with the interim consolidated financial statements and related footnotes included herein.
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
Financial Condition:
As of March 31, 2010, total assets decreased by $3,330,000, or 0.8%, as compared to December 31, 2009. Deposits decreased $2.8 million, with interest-bearing deposits declining by $2.5 million, and non-interest bearing deposits declining by $0.3 million.

The table below shows changes in deposit volumes by type of deposit (in thousands of dollars) between December 31, 2009 and March 31, 2010.

	March 31,	December 31,	Change
	2010	2009	$	%
Deposits:
Demand, non-interest bearing	$54,758	$55,030	$(272)	(0.5%)
NOW and money market	69,042	75,766	(6,724)	(8.9%)
Savings	47,320	42,536	4,784	11.2%
Time deposits, $100,000 and more	39,376	38,453	923	2.4%
Other time deposits	164,135	165,612	(1,477)	(0.9%)

Total deposits	$374,631	$377,397	$(2,766)	(0.7%)

Overall, loans, net of unearned interest remained relatively flat, increasing by only $33,000, between December 31, 2009 and March 31, 2010. As shown in the table below (in thousands of dollars), the net increase in outstanding loans since December 31, 2009 has been related primarily to increases in commercial and tax-free loan activity, offset by decreases in home equity activity.

	March 31,	December 31,	Change
	2010	2009	$	%
Loans:
Commercial, financial and agricultural	$33,829	$33,783	46	0.1%
Real estate — commercial	40,552	39,299	1,253	3.2%
Real estate — construction	24,535	24,578	(43)	(0.2%)
Real estate — mortgage	135,253	135,854	(601)	(0.4%)
Home equity	50,803	52,893	(2,090)	(4.0%)
Obligations of states and political subdivisions	15,432	13,553	1,879	13.9%
Personal	11,259	11,670	(411)	(3.5%)

Total loans	$311,663	$311,630	$33	0.0%

A summary of the transactions in the allowance for loan losses for each of the three months ended March 31, 2010 and 2009 (in thousands) are presented below.

	Periods Ended March 31,
	2010	2009
Balance of allowance — January 1	$2,719	$2,610

Loans charged off	(145)	(215)

Recoveries of loans previously charged off	4	2

Net charge-offs	(141)	(213)
Provision for loan losses	285	135

Balance of allowance — end of period	$2,863	$2,532

Ratio of net charge-offs during period to average loans outstanding	0.04%	0.07%

As of March 31, 2010, the Corporation has evaluated large commercial loan relationships and other significant loans for impairment. Of the loans that were evaluated, there are four loan relationships, on which a determination has been made that it is probable that principal and interest will not be collected in full. These four loan relationships have an aggregate outstanding balance of $3,810,000. The amount of impairment estimated for these collateral-dependent loans is $459,000. Specific allocations totaling $459,000 have been included within the loan loss reserve for these loans, adjusting the carrying value of these loans to the fair value of $3,351,000. Other loans evaluated for impairment have an aggregate outstanding balance of $4,337,000, but it has been determined that there is sufficient collateral to expect full repayment, and no impairment charge has been recorded. Management believes that the specific reserve is adequate to cover potential future losses related to these relationships. Otherwise, there are no material loans classified for regulatory purposes as loss, doubtful, substandard, or special mention which management expects to significantly impact future operating results, liquidity or capital resources. Following is a summary of the Bank’s non-performing loans on March 31, 2010 as compared to December 31, 2009.
(Dollar amounts in thousands)

	March 31, 2010	December 31, 2009
Non-performing loans
Nonaccrual loans	$2,892	$2,629
Accruing loans past due 90 days or more	1,039	1,369
Restructured loans	—	—

Total	$3,931	$3,998

Average loans outstanding	$313,658	$310,813

Ratio of non-performing loans to average loans outstanding	1.25%	1.29%
Stockholders’ equity increased by $210,000, or 0.4%, from December 31, 2009 to March 31, 2010. Net income of $1,188,000 increased stockholders’ equity, while dividends paid of $867,000 and cash used to purchase Corporation stock into treasury of $284,000 reduced the Corporation’s capital position. The Corporation repurchased stock into treasury pursuant to its stock repurchase program. During the three months of 2010, the Corporation purchased 16,100 shares. Securities available for sale increased in market value, representing an increase to equity of $140,000, net of taxes while accounting for stock-based compensation activity increased equity by $12,000. An adjustment of $21,000 was made to equity to record the amortization of net periodic pension costs of the Corporation’s defined benefit retirement plan.
Management is not aware of any current recommendations of applicable regulatory authorities that, if implemented, would have a material effect on the Corporation’s liquidity, capital resources, or operations.
Subsequent to March 31, 2010, the following events took place:
On April 20, 2010, the Board of Directors declared a regular cash dividend for the second quarter of 2010 of $0.20 per share to shareholders of record on May 14, 2010, payable on June 1, 2010.
Comparison of the Three Months Ended March 31, 2010 and 2009
Operations Overview:
Net income for the first quarter of 2010 was $1,188,000, a decrease of $222,000, or 15.7%, compared to the first quarter of 2009. Basic and diluted earnings per share were $0.27 in the first quarter of 2010, a $0.05 decrease from the first quarter in 2009. Annualized return on average equity for the first quarter in 2010 was 9.32%, compared to the prior year’s ratio for the same period of 11.59%. For the quarter ended March 31, annualized return on average assets was 1.09% in 2010, versus 1.32% in 2009, reflecting a decrease of 17.4%. The decrease in net income was primarily a result of a reduction in non-interest income, stemming from a non-recurring item recorded in the first quarter of 2009 that added approximately $213,000 to net income for that period.

Presented below are selected key ratios for the two periods:

	Three Months Ended
	March 31
	2010	2009
Return on average assets (annualized)	1.09%	1.32%
Return on average equity (annualized)	9.32%	11.59%
Average equity to average assets	11.68%	11.42%

Non-interest income, excluding securities gains, as a percentage of average assets (annualized)	0.93%	1.16%
Non-interest expense as a percentage of average assets (annualized)	2.88%	3.00%
The discussion that follows further explains changes in the components of net income when comparing the first quarter of 2010 with the first quarter of 2009.
Net Interest Income:
Net interest income was $3,996,000 for the first quarter of 2010, as compared to $4,017,000 in the same quarter in 2009. Average earning assets grew by 2.2%, while the net interest margin on a fully tax equivalent basis decreased by 8 basis points.
Interest on loans decreased $253,000, or 4.8%, in the first quarter of 2010 as compared to the same period in 2009. The weighted average interest rate decrease of 37 basis points on loans reduced interest income by approximately $205,000, while a shift in the composition of average balances outstanding reduced interest income by approximately $48,000.
Interest earned on investment securities and money market investments decreased $129,000 in the first quarter of 2010 as compared to 2009, with average balances increasing $6.5 million during the period. The yield on money market investments (federal funds and interest bearing deposits) decreased by 166 basis points in the first quarter of 2010 as compared to the first quarter of 2009, due to the reduction in our investment in interest bearing deposits with other financial institutions. Likewise, the overall pre-tax yield on the investment securities portfolio decreased during that same timeframe by 91 basis points.
Average interest-bearing deposits and securities sold under agreements to repurchase increased by $6,963,000, while average non-interest bearing deposits grew by $2,276,000. The growth in interest-bearing deposits came from transaction accounts, with an increase in average balances of $9,859,000. Average balances in time deposits declined by $3,246,000 in the period of time between first quarter 2009 and first quarter 2010. During that timeframe, more than 50% of the time deposits had matured and renewed into a lower-rate vehicle. This change in the mix of deposits lowered interest expense by $12,000, and the lower general rate environment further reduced interest expense by $347,000. The cost to fund earning assets was reduced by 41 basis points, to 1.60%, in the first quarter of 2010 as compared to the first quarter of the previous year.
Total average earning assets during the first quarter of 2010 were $395,687,000, compared to $387,048,000 during the first quarter of 2009, yielding 5.65% in 2010 versus 6.18% in 2009. Funding costs for the earning assets were 1.60% and 2.01% for the first quarters of 2010 and 2009, respectively. Net interest margin on a fully tax-equivalent basis for the first quarter of 2010 was 4.27%. For the same period in 2009, the fully-tax equivalent net interest margin was 4.35%.
Provision for Loan Losses:
In the first quarter of 2010, the provision for loan losses was $285,000, as compared to a provision of $135,000 in the first quarter of 2009. Management regularly reviews the adequacy of the loan loss reserve and makes assessments as to specific loan impairment, historical charge-off expectations, general economic conditions in the Bank’s market area, specific loan quality and other factors.

Non-interest Income:
Non-interest income in the first quarter of 2010, exclusive of gains recorded on securities, was less than non-interest income in the previous year’s first quarter by $231,000, or 18.6%. Included in non-interest income in the first quarter of 2009 was an adjustment of $323,000, representing previously unrecorded fees earned in prior periods from the sales of insurance policies on loans. If the 2009 adjustment of $323,000 were to be excluded from the comparison, non-interest income increased in the first quarter of 2010 when compared to the first quarter of 2009 by $104,000, or 11.3%. Trust fees earned in the first quarter of 2010 were $36,000 higher than those earned in the first quarter of 2009, due primarily to fees recorded for estate settlements. Fees for customer service on deposit accounts in the first quarter of 2010 increased in comparison to the same period in 2009 by $10,000, or 2.7%. At $96,000, commissions from the sale of non-deposit products were $12,000 less in the first quarter of 2010 than in the first quarter of 2009. Income from bank owned life insurance and annuities increased in the first quarter of 2010 compared to the first quarter of 2009 by $16,000, or 15.1%, as a result of an exchange of a group of insurance policies to different carriers, achieving more diversification among carriers that carry higher credit ratings. Income from our unconsolidated subsidiary was $56,000, representing earnings recorded under the equity method of accounting for the ownership of 39.16% of the First National Bank of Liverpool during the first quarter of 2010, a 16.7% increase over the previous year’s first quarter. Other non-interest income increased by $41,000 in the first quarter of 2010 compared to the same period in 2009, primarily due to fees derived from bank cards.
The Corporation recognized no gains on securities transactions in the first quarter of 2009 as compared to a gain of $12,000 in the same quarter of 2010.
As a percentage of average assets, annualized non-interest income, exclusive of net gains on the sale of securities, was 0.93% in the first quarter of 2010 as compared to 1.16% in the same period of 2009. Excluding the $323,000 adjustment noted above, the 2009 ratio would have been 0.86%.
Non-interest Expense:
Total non-interest expense decreased $46,000, or 1.4%, in the first quarter of 2010 as compared to 2009. Employee compensation and benefits costs decreased by $28,000, or 1.6%, in the first quarter of 2010 compared to the first quarter of 2009. While the cost of FDIC insurance rose by $59,000 in the first quarter of 2010 when compared to the first quarter of 2009, expense reductions in areas including occupancy and equipment, professional fees, director-related compensation and other noninterest expense more than offset that increase.
As a percentage of average assets, annualized noninterest expense was 2.88% in the first quarter of 2010 as compared to 3.00% in the same period of 2009.
Provision for income taxes:
Income tax expense in the first quarter of 2010 was $401,000, or 23.3%, less than in the same time period in 2009. The effective tax rate in the first quarter of 2010 was 25.2% versus 27.1% in 2009. The ratio of tax-free interest-earning assets to total assets increased in 2010, providing for a greater amount of non-taxable interest income.
Liquidity:
The objective of liquidity management is to ensure that sufficient funding is available, at a reasonable cost, to meet the ongoing operational cash needs of the Corporation and to take advantage of income producing opportunities as they arise. While the desired level of liquidity will vary depending upon a variety of factors, it is the primary goal of the Corporation to maintain a high level of liquidity in all economic environments. Principal sources of asset liquidity are provided by securities maturing in one year or less, other short-term investments such as federal funds sold and cash and due from banks. Liability liquidity, which is more difficult to measure, can be met by attracting deposits and maintaining the core deposit base. The Corporation is a member of the Federal Home Loan Bank of Pittsburgh for the purpose of providing short-term liquidity when other sources are unable to fill these needs. During the first three months of 2010, the average balance of short-term borrowings from the Federal Home Loan Bank was $630,000, with none outstanding on March 31, 2010. As of March 31, 2010, the Corporation had long-term debt of $5,000,000 and had unused borrowing capacity with the Federal Home Loan Bank of $151 million.

Funding derived from securities sold under agreements to repurchase is available through corporate cash management accounts for business customers. This product gives the Corporation the ability to pay interest on corporate checking accounts.
In view of the sources previously mentioned, management believes that the Corporation’s liquidity is capable of providing the funds needed to meet loan demand and other operational cash needs.
Off-Balance Sheet Arrangements:
The Corporation’s consolidated financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk, credit risk, and interest rate risk. These commitments consist mainly of loans approved but not yet funded, unused lines of credit and letters of credit issued using the same credit standards as on-balance sheet instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment. Letters of credit are conditional commitments issued to guarantee the financial performance obligation of a customer to a third party. Unused commitments and letters of credit at March 31, 2010, were $45,905,000 and $1,051,000, respectively. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation. Management believes that any amounts actually drawn upon can be funded in the normal course of operations. The Corporation has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or the availability of capital resources.
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
Capital Adequacy:
Bank regulatory authorities in the United States issue risk-based capital standards. These capital standards relate a banking Corporation’s capital to the risk profile of its assets and provide the basis by which all banking companies and banks are evaluated in terms of capital adequacy. The risk-based capital standards require all banks to have Tier 1 capital of at least 4% and total capital, including Tier 1 capital, of at least 8% of risk-adjusted assets. Tier 1 capital includes common stockholders’ equity and qualifying perpetual preferred stock together with related surpluses and retained earnings. Total capital is comprised of Tier 1 capital, limited life preferred stock, qualifying debt instruments, and the reserves for possible loan losses. Banking regulators have also issued leverage ratio requirements. The leverage ratio requirement is measured as the ratio of Tier 1 capital to adjusted average assets. At March 31, 2010, the Bank exceeded the regulatory requirements to be considered a “well capitalized” financial institution, i.e., a leverage ratio exceeding 5%, Tier 1 capital exceeding 6% and total capital exceeding 10%.

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

Recent declines and volatility in the values of financial institution stocks have significantly reduced the likelihood of realizing significant gains in the near-term. Although the Corporation has realized occasional gains from this portfolio in the past, the primary objective of the portfolio is to achieve value appreciation in the long term while earning consistent attractive after-tax yields from dividends. The carrying value of the financial institutions stocks accounted for 0.2% of the Corporation’s total assets as of March 31, 2010. Management performs an impairment analysis on the entire investment portfolio, including the financial institutions stocks on a quarterly basis. As of March 31, 2010, no “other-than-temporary” impairment was identified. There is no assurance that further declines in market values of the common stock portfolio in the future will not result in “other-than-temporary” impairment charges, depending upon facts and circumstances present.
The equity investments in the Corporation’s portfolio had an adjusted cost basis of approximately $975,000 and a fair value of $973,000 at March 31, 2010. Net unrealized losses in this portfolio were approximately $2,000 at March 31, 2010.
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
The primary objective of the Corporation’s asset-liability management process is to maximize current and future net interest income within acceptable levels of interest rate risk while satisfying liquidity and capital requirements. Management recognizes that a certain amount of interest rate risk is inherent, appropriate and necessary to ensure profitability. A simulation analysis is used to assess earnings and capital at risk from movements in interest rates. The model considers three major factors of (1) volume differences, (2) repricing differences, and (3) timing in its income simulation. As of the most recent model run, data was disseminated into appropriate repricing buckets, based upon the static position at that time. The interest-earning assets and interest-bearing liabilities were assigned a multiplier to simulate how much that particular balance sheet item would re-price when interest rates change. Finally, the estimated timing effect of rate changes is applied, and the net interest income effect is determined on a static basis (as if no other factors were present). As the table below indicates, based upon rate shock simulations on a static basis, the Corporation’s balance sheet is relatively rate-neutral as rates would change downward or rise by up to 100 basis points, and then becomes slightly asset sensitive when loans float off their floors in a rate increase over 100 basis points. Over a one-year period, the effect of an immediate 100, 200, 300 and 400 basis point rate increase would change net interest income by $(36,000), $5,000, $76,000 and $149,000, respectively. Rate shock modeling was done for a declining rate of 25 basis points only, as the federal funds target rate currently is between zero and 0.25%. The modeling process is continued by further estimating the impact that imbedded options and probable internal strategies may have in the changing-rate environment. Examples of imbedded options are floor and ceiling features in adjustable rate mortgages and call features on securities in the investment portfolio. Applying the likely results of all known imbedded options and likely internal pricing strategies to the simulation produces quite different results from the static position assumptions. Over a one-year period, the effect a 100, 200, 300 and 400 basis point rate increase would add about $16,000, $62,000, $116,000 and $170,000, respectively, to net interest income. As the table below indicates, the net effect of interest rate risk on net interest income is positive in a rising rate environment. Juniata’s rate risk policies provide for maximum limits on net interest income that can be at risk for 100 through 400 basis point changes in interest rates.

Effect of Interest Rate Risk on Net Interest Income
(Dollars in thousands)

	Change in Net	Change in Net
	Interest Income	Interest Income	Total Change in
Change in Interest Rates	Due to Interest	Due to Imbedded	Net Interest
(Basis Points)	Rate Risk (Static)	Options	Income

400	$149	$170	$319
300	76	116	192
200	5	62	67
100	(36)	16	(20)
0	—	—	—
-25	(45)	(5)	(50)
The net interest income at risk position remained within the guidelines established by the Corporation’s asset/liability policy.
No material change has been noted in the Bank’s equity value at risk. Please refer to the Annual Report on Form 10-K as of December 31, 2009 for further discussion of this matter.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
As of March 31, 2010, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 (“Exchange Act”), Rule 13a-15(e). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Corporation reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.
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
Changes in Internal Control Over Financial Reporting
There were no significant changes in the Corporation’s internal control over financial reporting since December 31, 2009.

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

Item 1A.	RISK FACTORS
There have been no material changes in risk factors that were disclosed in the Annual Report on Form 10-K as of December 31, 2009.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information on repurchases by the Corporation of its common stock in each month of the quarter ended March 31, 2010:

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number	Average	Part of Publicly	Shares that May Yet
	of Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	per Share	Programs	Plans or Programs (1)

January 1-31, 2010	—	$—	—	205,936
February 1-28, 2010	10,100	17.77	10,100	195,836
March 1-31, 2010	6,000	17.40	6,000	189,836

Totals	16,100		16,100	189,836

(1)
On March 23, 2001, the Corporation announced plans to buy back 100,000 (200,000 on a post-split basis) shares of its common stock. There is no expiration date to this buyback plan, but subsequent to the initial plan, the Board of Directors authorized the repurchase of 400,000 additional shares in 2005 and then authorized 200,000 additional shares in September of 2008. As of May 7, 2010, the number of shares that may yet be purchased under the program was 169,836. No repurchase plan or program expired during the period covered by the table. The Corporation has no stock repurchase plan or program that it has determined to terminate prior to expiration or under which it does not intend to make further purchases.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable

Item 4.	(Removed and Reserved)

Item 5.	OTHER INFORMATION
None

Item 6.	EXHIBITS

3.1	—	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 4.1 to the Corporation’s Form S-3 Registration Statement No. 333-129023 filed with the SEC on October 14, 2005)

3.2	—	Bylaws (incorporated by reference to Exhibit 3.2 to the Corporation’s report on Form 8-K filed with the SEC on December 21, 2007)

10.1	—	2004 Executive Annual Incentive Plan (incorporated by reference to Exhibit 10.15 to the Corporation’s report on Form 10-K filed with the SEC on March 16, 2005)

10.2	—	Exhibits A-B to 2004 Executive Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to the Corporation’s report on Form 8-K filed with the SEC on March 19, 2010)

31.1	—	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer

31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	—	Section 1350 Certification of President and Chief Executive Officer (furnished, not filed)

32.2	—	Section 1350 Certification of Chief Financial Officer (furnished, not filed)
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Juniata Valley Financial Corp. (Registrant)
Date 05-07-2010	By:	/s/ Francis J. Evanitsky
Francis J. Evanitsky, President and Chief Executive Officer

Date 05-07-2010	By:	/s/ JoAnn N. McMinn
JoAnn N. McMinn, Chief Financial Officer, Principal Accounting Officer and Principal Financial Officer