Form 10-Q
period 2010-06-30
JUNIATA VALLEY FINANCIAL CORP
filed 2010-08-09
CIK 714712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934
For the quarterly period ended June 30, 2010
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
☑ Yes     ☐ No
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). .
☐ Yes     ☐ No
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes      ☑ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 9, 2010
Common Stock ($1.00 par value)	4,283,565 shares

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Juniata Valley Financial Corp. and Subsidiary
Consolidated Statements of Financial Condition
(Unaudited, Dollar amounts in thousands, except share data)

	June 30,	December 31,
	2010	2009
ASSETS
Cash and due from banks	$10,405	$18,613
Interest bearing deposits with banks	1,860	82
Federal funds sold	9,250	1,200

Cash and cash equivalents	21,515	19,895
Interest bearing time deposits with banks	1,345	1,420
Securities available for sale	81,062	77,356
Restricted investment in Federal Home Loan Bank (FHLB) stock	2,197	2,197
Investment in unconsolidated subsidiary	3,452	3,338

Total loans, net of unearned interest	308,075	311,630
Less: Allowance for loan losses	(2,980)	(2,719)

Total loans, net of allowance for loan losses	305,095	308,911
Premises and equipment, net	6,785	6,878
Other real estate owned	296	476
Bank owned life insurance and annuities	13,327	13,066
Core deposit intangible	276	299
Goodwill	2,046	2,046
Accrued interest receivable and other assets	6,550	6,227

Total assets	$443,946	$442,109

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$55,091	$55,030
Interest bearing	324,471	322,367

Total deposits	379,562	377,397
Securities sold under agreements to repurchase	3,168	3,207
Long-term debt	5,000	5,000
Other interest bearing liabilities	1,158	1,146
Accrued interest payable and other liabilities	4,585	4,756

Total liabilities	393,473	391,506
Stockholders’ Equity:
Preferred stock, no par value:
Authorized — 500,000 shares, none issued	—	—
Common stock, par value $1.00 per share:
Authorized — 20,000,000 shares
Issued — 4,745,826 shares
Outstanding —
4,283,565 shares at June 30, 2010;
4,337,587 shares at December 31, 2009	4,746	4,746
Surplus	18,320	18,315
Retained earnings	37,077	36,478
Accumulated other comprehensive loss	(593)	(805)
Cost of common stock in Treasury:
462,261 shares at June 30, 2010;
408,239 shares at December 31, 2009	(9,077)	(8,131)

Total stockholders’ equity	50,473	50,603

Total liabilities and stockholders’ equity	$443,946	$442,109

See accompanying notes to consolidated financial statements.

Juniata Valley Financial Corp. and Subsidiary
Consolidated Statements of Income
(Unaudited)
(Dollar amounts in thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Interest income:
Loans, including fees	$4,896	$5,256	$9,932	$10,545
Taxable securities	263	320	496	628
Tax-exempt securities	264	278	539	559
Federal funds sold	3	58	4	114
Other interest income	10	3	19	5

Total interest income	5,436	5,915	10,990	11,851

Interest expense:
Deposits	1,347	1,821	2,866	3,699
Securities sold under agreements to repurchase	—	—	1	1
Short-term borrowings	—	—	1	1
Long-term debt	36	35	70	69
Other interest bearing liabilities	4	6	7	11

Total interest expense	1,387	1,862	2,945	3,781

Net interest income	4,049	4,053	8,045	8,070
Provision for loan losses	282	77	567	212

Net interest income after provision for loan losses	3,767	3,976	7,478	7,858

Noninterest income:
Trust fees	90	86	210	170
Customer service fees	387	426	769	798
Earnings on bank-owned life insurance and annuities	138	112	260	218
Commissions from sales of non-deposit products	125	150	221	258
Income from unconsolidated subsidiary	63	48	119	96
Securities impairment charge	—	(226)	—	(226)
Gain on sale or call of securities	15	—	27	—
Gain on sales of other assets	7	27	6	33
Prior period income from insurance sales	—	—	—	323
Other noninterest income	199	286	435	481

Total noninterest income	1,024	909	2,047	2,151

Noninterest expense:
Employee compensation expense	1,308	1,214	2,594	2,500
Employee benefits	403	411	819	855
Occupancy	216	236	449	475
Equipment	136	162	255	324
Data processing expense	346	337	711	670
Director compensation	86	108	173	218
Professional fees	136	90	229	211
Taxes, other than income	125	127	255	255
FDIC Insurance premiums	150	317	297	405
Amortization of intangibles	12	12	23	23
Other noninterest expense	381	301	639	570

Total noninterest expense	3,299	3,315	6,444	6,506

Income before income taxes	1,492	1,570	3,081	3,503
Provision for income taxes	354	405	755	928

Net income	$1,138	$1,165	$2,326	$2,575

Earnings per share
Basic	$0.26	$0.27	$0.54	$0.59
Diluted	$0.26	$0.27	$0.54	$0.59
Cash dividends declared per share	$0.20	$0.19	$0.40	$0.38
Weighted average basic shares outstanding	4,309,610	4,338,545	4,319,816	4,339,583
Weighted average diluted shares outstanding	4,312,778	4,342,086	4,323,423	4,343,850
See accompanying notes to consolidated financial statements.

Juniata Valley Financial Corp. and Subsidiary
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(Dollars in thousands, except share data)
Six Months Ended June 30, 2010

	Number				Accumulated
	of				Other		Total
	Shares	Common		Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Surplus	Earnings	Loss	Stock	Equity
Balance at December 31, 2009	4,337,587	$4,746	$18,315	$36,478	$(805)	$(8,131)	$50,603
Comprehensive income:
Net income				2,326			2,326
Change in unrealized gains on securities available for sale, net of reclassification adjustment and tax effects					170		170
Defined benefit retirement plan adjustments, net of tax effects					42		42

Total comprehensive income							2,538
Cash dividends at $0.40 per share				(1,727)			(1,727)
Stock-based compensation activity			24				24
Purchase of treasury stock, at cost	(58,100)					(1,026)	(1,026)
Treasury stock issued for stock option and stock purchase plans	4,078		(19)			80	61

Balance at June 30, 2010	4,283,565	$4,746	$18,320	$37,077	$(593)	$(9,077)	$50,473

Six Months Ended June 30, 2009

	Number				Accumulated
	of				Other		Total
	Shares	Common		Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Surplus	Earnings	Loss	Stock	Equity
Balance at December 31, 2008	4,341,055	$4,746	$18,324	$34,758	$(1,247)	$(8,096)	$48,485
Comprehensive income:
Net income				2,575			2,575
Change in unrealized losses on securities available for sale, net of reclassification adjustment and tax effects					(17)		(17)

Total comprehensive income							2,558
Cash dividends at $0.38 per share				(1,649)			(1,649)
Stock-based compensation activity			19				19
Purchase of treasury stock, at cost	(7,600)					(128)	(128)
Treasury stock issued for stock option and stock purchase plans	9,132		(49)			182	133

Balance at June 30, 2009	4,342,587	$4,746	$18,294	$35,684	$(1,264)	$(8,042)	$49,418

See accompanying notes to consolidated financial statements.

Juniata Valley Financial Corp. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Six Months Ended
	June 30,
	2010	2009
Operating activities:
Net income	$2,326	$2,575
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	567	212
Depreciation	256	309
Net amortization of securities premiums	143	97
Amortization of core deposit intangible	23	23
Amortization of deferred net loan costs	11	18
Deferral of net loan costs (fees)	8	(9)
Securities impairment charge	—	226
Net realized gains on sales or calls of securities	(27)	—
Net gains on sales of other assets	(6)	(33)
Earnings on bank owned life insurance and annuities	(260)	(218)
Deferred income tax expense (credit)	2	(54)
Equity in earnings of unconsolidated subsidiary, net of dividends of $19 and $17	(100)	(79)
Stock-based compensation expense	24	19
Increase in accrued interest receivable and other assets	(375)	(163)
(Decrease) increase in accrued interest payable and other liabilities	(149)	552

Net cash provided by operating activities	2,443	3,475

Investing activities:
Purchases of:
Securities available for sale	(26,286)	(31,937)
Premises and equipment	(163)	(86)
Bank owned life insurance and annuities	(44)	(68)
Proceeds from:
Maturities of and principal repayments on securities available for sale	22,701	21,568
Bank owned life insurance and annuities	33	35
Sale of other real estate owned	570	228
Sale of other assets	11	113
Net decrease in interest-bearing time deposits	75	—
Net decrease in loans receivable	2,846	6,528

Net cash used in investing activities	(257)	(3,619)

Financing activities:
Net increase in deposits	2,165	15,226
Net decrease in short-term borrowings and securities sold under agreements to repurchase	(39)	(8,861)
Cash dividends	(1,727)	(1,649)
Purchase of treasury stock	(1,026)	(128)
Treasury stock issued for employee stock plans	61	133

Net cash (used in) provided by financing activities	(566)	4,721

Net increase in cash and cash equivalents	1,620	4,577
Cash and cash equivalents at beginning of period	19,895	12,457

Cash and cash equivalents at end of period	$21,515	$17,034

Supplemental information:
Interest paid	$3,044	$3,841
Income taxes paid	$770	$700
Supplemental schedule of noncash investing and financing activities:
Transfer of loans to other real estate owned and repossessed assets	$384	$524
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (U.S. GAAP) for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the six-month period ended June 30, 2010, are not necessarily indicative of the results for the year ended December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in Juniata Valley Financial Corp.’s Annual Report on Form 10-K for the year ended December 31, 2009.
The Corporation has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2010 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.
NOTE 2 — Recent Accounting Pronouncements
ASU 2010-09
The Financial Accounting Standards Board (FASB) has issued Accounting Standards Update (ASU) 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. The amendments in the ASU remove the requirement for a Securities Exchange Commission (SEC) filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. The FASB believes these amendments remove potential conflicts with the SEC’s literature.
In addition, the amendments in the ASU require an entity that is a conduit bond obligor for conduit debt securities that are traded in a public market to evaluate subsequent events through the date of issuance of its financial statements and must disclose such date.
All of the amendments in the ASU were effective upon issuance (February 24, 2010) except for the use of the issued date for conduit debt obligors. That amendment was effective for interim or annual periods ending after June 15, 2010.
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
ASU 2010-18
ASU 2010-18, Receivables (Topic 310): Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset, codifies the consensus reached in EITF Issue No. 09-I, “Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset.” The amendments to the Codification provide that modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. ASU 2010-18 does not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40.
ASU 2010-18 is effective prospectively for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. Early application is permitted. Upon initial adoption of ASU 2010-18, an entity may make a one-time election to terminate accounting for loans as a pool under Subtopic 310-30. This election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration. The Corporation does not expect the adoption of this standard will have a significant impact on the Corporation’s financial condition or results of operations.
ASU 2010-20
ASU 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, will help investors assess the credit risk of a company’s receivables portfolio and the adequacy of its allowance for credit losses held against the portfolios by expanding credit risk disclosures.
This ASU requires more information about the credit quality of financing receivables in the disclosures to financial statements, such as aging information and credit quality indicators. Both new and existing disclosures must be disaggregated by portfolio segment or class. The disaggregation of information is based on how a company develops its allowance for credit losses and how it manages its credit exposure.
The amendments in this Update apply to all public and nonpublic entities with financing receivables. Financing receivables include loans and trade accounts receivable. However, short-term trade accounts receivable, receivables measured at fair value or lower of cost or fair value, and debt securities are exempt from these disclosure amendments.
The effective date of ASU 2010-20 differs for public and nonpublic companies. For public companies, the amendments that require disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010. The amendments that require disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010. The Corporation does not expect the adoption of this standard will have a significant impact on the Corporation’s financial condition or results of operations.

NOTE 3 — Comprehensive Income
U.S. GAAP requires that recognized revenue, expenses, gains, and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities and the liability associated with defined benefit plans, are reported as a separate component of the equity section of the consolidated statements of financial condition, such items, along with net income, are components of comprehensive income.
The components of comprehensive income and related tax effects are as follows (in thousands):

	Three Months Ended June 30, 2010			Three Months Ended June 30, 2009
	Before	Tax Expense		Before	Tax Expense
	Tax	or	Net-of-Tax	Tax	or	Net-of-Tax
	Amount	(Benefit)	Amount	Amount	(Benefit)	Amount
Net income	$1,492	$354	$1,138	$1,570	$405	$1,165
Other comprehensive income:
Unrealized gains (losses) on available for sale securities:
Unrealized gains (losses) arising during the period	49	17	32	(33)	(11)	(22)
Unrealized gains from unconsolidated subsidiary	8	—	8	7	—	7
Less reclassification adjustment for:
gains included in net income	(15)	(5)	(10)	—	—	—
securities impairment charge	—	—	—	226	77	149
Change in pension liability	32	11	21	—	—	—

Other comprehensive income	74	23	51	200	66	134

Total comprehensive income	$1,566	$377	$1,189	$1,770	$471	$1,299

	Six Months Ended June 30, 2010			Six Months Ended June 30, 2009
	Before	Tax Expense		Before	Tax Expense
	Tax	or	Net-of-Tax	Tax	or	Net-of-Tax
	Amount	(Benefit)	Amount	Amount	(Benefit)	Amount
Net income	$3,081	$755	$2,326	$3,503	$928	$2,575
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities:
Unrealized gains (losses) arising during the period	264	90	174	(262)	(89)	(173)
Unrealized gains from unconsolidated subsidiary	14	—	14	7	—	7
Less reclassification adjustment for:
gains included in net income	(27)	(9)	(18)	—	—	—
securities impairment charge	—	—	—	226	77	149
Change in pension liability	64	22	42	—	—	—

Other comprehensive income (loss)	315	103	212	(29)	(12)	(17)

Total comprehensive income	$3,396	$858	$2,538	$3,474	$916	$2,558

Components of accumulated other comprehensive loss, net of tax consist of the following (in thousands):

	6/30/2010	12/31/2009
Unrealized gains on available for sale securities	$946	$776
Unrecognized expense for defined benefit pension	(1,539)	(1,581)

Accumulated other comprehensive loss	$(593)	$(805)

NOTE 4 — Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months	Three Months
	Ended	Ended
(Amounts, except earnings per share, in thousands)	June 30, 2010	June 30, 2009
Net income	$1,138	$1,165
Weighted-average common shares outstanding	4,310	4,338

Basic earnings per share	$0.26	$0.27

Weighted-average common shares outstanding	4,310	4,338
Common stock equivalents due to effect of stock options	3	4

Total weighted-average common shares and equivalents	4,313	4,342

Diluted earnings per share	$0.26	$0.27

	Six Months	Six Months
	Ended	Ended
	June 30, 2010	June 30, 2009
Net income	$2,326	$2,575
Weighted-average common shares outstanding	4,320	4,340

Basic earnings per share	$0.54	$0.59

Weighted-average common shares outstanding	4,320	4,340
Common stock equivalents due to effect of stock options	4	4

Total weighted-average common shares and equivalents	4,324	4,344

Diluted earnings per share	$0.54	$0.59

NOTE 5 — Commitments, Contingent Liabilities and Guarantees
In the ordinary course of business, the Corporation makes commitments to extend credit to its customers through letters of credit, loan commitments and lines of credit. At June 30, 2010, the Corporation had $38,781,000 outstanding in loan commitments and other unused lines of credit extended to its customers as compared to $46,589,000 at December 31, 2009.
The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its letters of credit. Letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Generally, all letters of credit have expiration dates within one year of issuance. The credit risk involved in issuing letters of credit is essentially the same as the risks that are involved in extending loan facilities to customers. The Corporation generally holds collateral and/or personal guarantees supporting these commitments. The Corporation had outstanding $903,000 and $974,000 of letters of credit commitments as of June 30, 2010 and December 31, 2009, respectively. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of June 30, 2010 for payments under letters of credit issued was not material. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk.

NOTE 6 — Defined Benefit Retirement Plan
The Corporation had a defined benefit retirement plan covering substantially all of its employees, prior to January 1, 2008. Effective January 1, 2008, the plan was amended to close the plan to new entrants. The benefits are based on years of service and the employees’ compensation. The Corporation’s funding policy is to contribute annually the maximum amount that can be deducted for federal income taxes purposes. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. The Corporation has made no contributions in the first six months of 2010 and does not expect to contribute to the defined benefit plan in the remainder of 2010. Pension expense included the following components for the three and six month periods ended June 30, 2010 and 2009:

	Three Months Ended		Year-to-Date Through
	June 30,		June 30,
(Dollars in thousands)	2010	2009	2010	2009

Components of net periodic pension cost
Service cost	$47	$47	$93	$94
Interest cost	118	112	236	224
Expected return on plan assets	(144)	(115)	(287)	(230)
Additional recognized amounts	32	39	64	79

Net periodic pension cost	$53	$83	$106	$167

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
Included in the purchase price of the branch was goodwill and core deposit intangible of $2,046,000 and $449,000, respectively. The core deposit intangible is being amortized over a ten-year period on a straight line basis. During the first six months of 2010 and 2009, amortization expense was $23,000. Accumulated amortization of core deposit intangible through June 30, 2010 was $173,000. The goodwill is not amortized, but is measured annually for impairment.
NOTE 8 — Investment in Unconsolidated Subsidiary
The Corporation owns 39.16% of the outstanding common stock of The First National Bank of Liverpool (FNBL), Liverpool, PA. This investment is accounted for under the equity method of accounting. The investment is being carried at $3,452,000 as of June 30, 2010. The Corporation increases its investment in FNBL for its share of earnings and decreases its investment by any dividends received from FNBL. A loss in value of the investment which is other than a temporary decline will be recognized. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of FNBL to sustain an earnings capacity which would justify the carrying amount of the investment.
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
The amortized cost and fair value of securities as of June 30, 2010 and December 31, 2009, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because the securities may be called or prepaid with or without prepayment penalties.
Securities Available for Sale

	June 30, 2010
			Gross	Gross
	Amortized	Fair	Unrealized	Unrealized
Type and maturity	Cost	Value	Gains	Losses
U.S. Treasury securities and obligations of U.S. Government agencies and corporations
After one year but within five years	$32,035	$32,471	$436	$—
After five years but within ten years	5,499	5,524	25	—

	37,534	37,995	461	—

Obligations of state and political subdivisions
Within one year	6,402	6,450	48
After one year but within five years	30,289	31,159	897	(27)
After five years but within ten years	2,116	2,141	36	(11)

	38,807	39,750	981	(38)

Corporate notes
After one year but within five years	1,000	1,030	30	—

	1,000	1,030	30	—

Mortgage-backed securities	1,337	1,429	92	—
Equity securities	975	858	67	(184)

Total	$79,653	$81,062	$1,631	$(222)

Securities Available for Sale

	December 31, 2009
			Gross	Gross
	Amortized	Fair	Unrealized	Unrealized
Type and maturity	Cost	Value	Gains	Losses
U.S. Treasury securities and obligations of U.S. Government agencies and corporations
After one year but within five years	$32,503	$32,620	$194	$(77)
After five years but within ten years	940	933	—	(7)

	33,443	33,553	194	(84)

Obligations of state and political subdivisions
Within one year	6,775	6,863	88	—
After one year but within five years	32,022	32,972	958	(8)
After five years but within ten years	544	562	18	—

	39,341	40,397	1,064	(8)

Corporate notes
After one year but within five years	1,000	1,026	26	—

	1,000	1,026	26	—

Mortgage-backed securities	1,425	1,515	90	—
Equity securities	975	865	58	(168)

Total	$76,184	$77,356	$1,432	$(260)

The following table shows gross unrealized losses and fair value, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2010 and December 31, 2009 (in thousands):

	Unrealized Losses at June 30, 2010
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of state and political subdivisions	$3,498	$(38)	$—	$—	$3,498	$(38)

Debt securities	3,498	(38)	—	—	3,498	(38)

Equity securities	363	(45)	256	(139)	619	(184)

Total temporarily impaired securities	$3,861	$(83)	$256	$(139)	$4,117	$(222)

	Unrealized Losses at December 31, 2009
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities and obligations of U.S. Government agencies and corporations	$10,897	$(84)	$—	$—	$10,897	$(84)
Obligations of state and political subdivisions	2,532	(8)	—	—	2,532	(8)

Debt securities	13,429	(92)	—	—	13,429	(92)

Equity securities	140	(23)	496	(145)	636	(168)

Total temporarily impaired securities	$13,569	$(115)	$496	$(145)	$14,065	$(260)

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
Equity securities owned by the Corporation consist of common stock of various financial services providers (“Bank Stocks”) that have traditionally been high-performing stocks prior to 2008. During 2008 and into 2009, market values of most of the Bank Stocks materially declined. Considerations used to determine other-than-temporary impairment status for individual holdings include the length of time the stock has remained in an unrealized loss position, the percentage of unrealized loss compared to the carrying cost of the stock, dividend reduction or suspension, market analyst reviews and expectations, and other pertinent developments that would affect expectations for recovery or further decline. There are seven equity securities that comprise a group of securities with unrealized losses for 12 months or more at June 30, 2010 and December 31, 2009. In the aggregate, the unrealized loss on this group of securities increased very slightly from period to period; however, some individual securities within this group declined in value more than others. Of the two securities in the group that experienced the greatest decline in value, one has declined to 78% of cost and continues to pay full dividends. The other has sustained unrealized losses, but of an immaterial nature. Therefore, based on the quarterly analysis performed as of June 30, 2010 to assess impairment of the investment portfolio, management has determined that none of the unrealized losses in the Bank stock portfolio are “other than temporary”.
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

Certain obligations of the U.S. Government and state and political subdivisions are pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law. The fair value of the pledged assets amounted to $29,416,000 and $30,403,000 at June 30, 2010 and December 31, 2009, respectively.
In addition to cash received from the scheduled maturities of securities, some investment securities available for sale are sold at current market values during the course of normal operations. Following is a summary of proceeds received from all investment securities transactions, and the resulting realized gains and losses (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Gross proceeds from sales of securities	$—	$—	$—	$—
Securities available for sale:
Gross realized gains	$15	$—	$27	$—
Gross realized losses	—	—	—	—
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
This guidance clarifies that, when there has been a significant decrease in the volume and level of activity for the asset or liability, some transactions may not be orderly. In those situations, the entity must evaluate the weight of the evidence to determine whether the transaction is orderly. The guidance provides a list of circumstances that may indicate that a transaction is not orderly. A transaction price that is not associated with an orderly transaction is given little, if any, weight when estimating fair value.
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

The following table summarizes financial assets and financial liabilities measured at fair value as of June 30, 2010 and December 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands). There were no transfers of assets between fair value Level 1 and Level 2 for the quarter ended June 30, 2010.

		(Level 1)	(Level 2)	(Level 3)
			Significant
		Quoted Prices in	Other	Significant Other
		Active Markets for	Observable	Unobservable
	June 30, 2010	Identical Assets	Inputs	Inputs
Measured at fair value on a recurring basis:
Equity securities available-for-sale	$858	$858	$—	$—
Debt securities available-for-sale	80,204		80,204	—
Measured at fair value on a non-recurring basis:
Impaired loans	1,805	—	—	1,805
Other real estate owned	296	—	—	296

		(Level 1)	(Level 2)	(Level 3)
			Significant
		Quoted Prices in	Other	Significant Other
	December 31,	Active Markets for	Observable	Unobservable
	2009	Identical Assets	Inputs	Inputs
Measured at fair value on a recurring basis:
Equity securities available-for-sale	$865	$865	$—	$—
Debt securities available-for-sale	76,491		76,491	—
Measured at fair value on a non-recurring basis:
Impaired loans	1,167	—	—	1,167
Other real estate owned	476	—	—	476
Certain non-financial assets and non-financial liabilities measured at fair value on a recurring basis include reporting units measured at fair value in the first step of a goodwill impairment test. Certain non-financial assets measured at fair value on a non-recurring basis include non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test, as well as intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment. As stated above, this guidance was applicable to these fair value measurements beginning January 1, 2009 and were not significant at June 30, 2010.
Fair Value of Financial Instruments
ASC Topic 825, Financial Instruments, requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.
The estimated fair values of the Corporation’s financial instruments are as follows (in thousands):

Financial Instruments
(in thousands)

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and due from banks	$10,405	$10,405	$18,613	$18,613
Interest bearing deposits with banks	1,860	1,860	82	82
Federal funds sold	9,250	9,250	1,200	1,200
Interest bearing time deposits with banks	1,345	1,404	1,420	1,447
Securities	81,062	81,062	77,356	77,356
Restricted investment in FHLB stock	2,197	2,197	2,197	2,197
Total loans, net of unearned interest	308,075	325,297	311,630	324,061
Accrued interest receivable	2,171	2,171	2,284	2,284

Financial liabilities:
Non-interest bearing deposits	55,091	55,091	55,030	55,030
Interest bearing deposits	324,471	330,984	322,367	327,724
Securities sold under agreements to repurchase	3,168	3,168	3,207	3,207
Long-term debt	5,000	5,030	5,000	5,077
Other interest bearing liabilities	1,158	1,160	1,146	1,148
Accrued interest payable	582	582	681	681

Off-balance sheet financial instruments:
Commitments to extend credit	—	—	—	—
Letters of credit	—	—	—	—
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
Carrying values approximate fair value for cash and due from banks, interest-bearing demand deposits with other banks, federal funds sold, restricted stock in the Federal Home Loan Bank, interest receivable, non-interest bearing demand deposits, securities sold under agreements to repurchase, and interest payable.
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
Long-term debt and other interest bearing liabilities — The fair values of long-term debt and other interest bearing liabilities are estimated using discounted cash flow analysis, based on incremental borrowing rates for similar types of borrowing arrangements.
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
NOTE 11 — Subsequent Events
On July 20, 2010, the Board of Directors declared a regular cash dividend for the third quarter of 2010 of $0.21 per share to shareholders of record on August 13, 2010, payable on September 1, 2010.

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
General:
The following discusses the consolidated financial condition of the Corporation as of June 30, 2010, as compared to December 31, 2009, and the consolidated results of operations for the three and six months ended June 30, 2010, compared to the same periods in 2009. This discussion should be read in conjunction with the interim consolidated financial statements and related footnotes included herein.
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
Financial Condition:
As of June 30, 2010, total assets increased by $1,837,000, or 0.4%, as compared to December 31, 2009. Deposits increased by $2.2 million, with interest-bearing deposits increasing by $2.1 million, and non-interest bearing deposits increasing by $0.1 million.

The table below shows changes in deposit volumes by type of deposit (in thousands of dollars) between December 31, 2009 and June 30, 2010.

	June 30,	December 31,	Change
	2010	2009	$	%
Deposits:
Demand, non-interest bearing	$55,091	$55,030	$61	0.1%
NOW and money market	80,343	75,766	4,577	6.0%
Savings	47,797	42,536	5,261	12.4%
Time deposits, $100,000 and more	38,510	38,453	57	0.1%
Other time deposits	157,821	165,612	(7,791)	(4.7%)

Total deposits	$379,562	$377,397	$2,165	0.6%

Overall, loans, net of unearned interest decreased by $3.6 million, between December 31, 2009 and June 30, 2010. As shown in the table below (in thousands of dollars), the net decrease in outstanding loans since December 31, 2009 has been related primarily to decreases in most loan categories, partially offset by an increase in real estate mortgage loans.

	June 30,	December 31,	Change
	2010	2009	$	%
Loans:
Commercial, financial and agricultural	$20,911	$33,783	$(12,872)	(38.1%)
Real estate — commercial	34,242	39,299	(5,057)	(12.9%)
Real estate — construction	23,546	24,578	(1,032)	(4.2%)
Real estate — mortgage	157,062	135,854	21,208	15.6%
Home equity	53,010	52,893	117	0.2%
Obligations of states and political subdivisions	9,653	13,553	(3,900)	(28.8%)
Personal	9,651	11,670	(2,019)	(17.3%)

Total loans	$308,075	$311,630	($3,555)	(1.1%)

A summary of the transactions in the allowance for loan losses for each of the six months ended June 30, 2010 and 2009 (in thousands) are presented below.

	Periods Ended June 30,
	2010	2009
Balance of allowance — January 1	$2,719	$2,610
Loans charged off	(312)	(331)
Recoveries of loans previously charged off	6	5

Net charge-offs	(306)	(326)
Provision for loan losses	567	212

Balance of allowance — end of period	$2,980	$2,496

Ratio of net charge-offs during period to average loans outstanding	0.10%	0.11%

As of June 30, 2010, the Corporation has evaluated large commercial loan relationships and other significant loans for impairment. Of the loans that were evaluated, there are three loan relationships, on which a determination has been made that it is probable that principal and interest will not be collected in full. These three loan relationships have an aggregate outstanding balance of $2,561,000. The amount of impairment estimated for these collateral-dependent loans is $756,000. Specific allocations totaling $756,000 have been included within the loan loss reserve for these loans, adjusting the carrying value of these loans to the fair value of $1,805,000. Other loans evaluated for impairment have an aggregate outstanding balance of $4,788,000, but it has been determined that there is sufficient collateral to expect full repayment, and no impairment charge has been recorded. Management believes that the specific reserve is adequate to cover potential future losses related to these relationships. Otherwise, there are no material loans classified for regulatory purposes as loss, doubtful, substandard, or special mention which management expects to significantly impact future operating results, liquidity or capital resources. Following is a summary of the Bank’s non-performing loans on June 30, 2010 as compared to December 31, 2009.

(Dollar amounts in thousands)	June 30, 2010	December 31, 2009
Non-performing loans
Nonaccrual loans	$5,117	$2,629
Accruing loans past due 90 days or more	923	1,369
Restructured loans	—	—

Total	$6,040	$3,998

Average loans outstanding	$311,526	$310,813

Ratio of non-performing loans to average loans outstanding	1.94%	1.29%
Stockholders’ equity decreased by $130,000, or 0.3%, from December 31, 2009 to June 30, 2010. Net income of $2,326,000 increased stockholders’ equity, while dividends paid of $1,727,000 and cash used to purchase Corporation stock into treasury of $1,026,000 reduced the Corporation’s capital position. The Corporation repurchased stock into treasury pursuant to its stock repurchase program. During the first six months of 2010, the Corporation purchased 58,100 shares. Securities available for sale increased in market value, representing an increase to equity of $170,000, net of taxes while accounting for stock-based compensation activity increased equity by $24,000. An adjustment of $42,000 was made to equity to record the amortization of net periodic pension costs of the Corporation’s defined benefit retirement plan.
Management is not aware of any current recommendations of applicable regulatory authorities that, if implemented, would have a material effect on the Corporation’s liquidity, capital resources, or operations.
Subsequent to June 30, 2010, the following events took place:
On July 20, 2010, the Board of Directors declared a regular cash dividend for the third quarter of 2010 of $0.21 per share to shareholders of record on August 13, 2010, payable on September 1, 2010.
Comparison of the Three Months Ended June 30, 2010 and 2009
Operations Overview:
Net income for the second quarter of 2010 was $1,138,000, a decrease of $27,000, or 2.3%, compared to the second quarter of 2009. Basic and diluted earnings per share were $0.26 in the second quarter of 2010, compared to $0.27 in the second quarter in 2009. Annualized return on average equity for the second quarter in 2010 was 9.01%, compared to the prior year’s ratio for the same period of 9.47%. For the quarter ended June 30, annualized return on average assets was 1.03% in 2010, versus 1.07% in 2009. The decrease in net income was primarily a result of the increase in the provision for loan losses during the second quarter of 2010.

Presented below are selected key ratios for the two periods:

	Three Months Ended
	June 30,
	2010	2009
Return on average assets (annualized)	1.03%	1.07%
Return on average equity (annualized)	9.01%	9.47%
Average equity to average assets	11.42%	11.26%

Non-interest income, excluding securities gains and impairment charges, as a percentage of average assets (annualized)	0.91%	1.04%
Non-interest expense as a percentage of average assets (annualized)	2.98%	3.03%
There were items that impact comparability when making comparisons of the second quarters of 2010 and 2009. Charges to earnings for equity securities deemed to be other-than-temporarily impaired occurred in the second quarter of 2009. Also in the second quarter of 2009, a special deposit insurance assessment was charged to banks by the FDIC, and a refund was received from the Commonwealth of Pennsylvania for sales tax overpaid in prior years. During the second quarter of 2010, the Corporation recorded small gains from the call of certain securities in the investment portfolio and from the sale of property carried as other real estate owned.
The discussion that follows further explains changes in the components of net income when comparing the second quarter of 2010 with the second quarter of 2009.
Net Interest Income:
Net interest income was $4,049,000 for the second quarter of 2010, as compared to $4,053,000 in the same quarter in 2009. Average earning assets grew by 0.8%, while the net interest margin on a fully tax equivalent basis decreased by 16 basis points.
Interest on loans decreased $360,000, or 6.8%, in the second quarter of 2010 as compared to the same period in 2009. The average weighted interest rate decrease of 67 basis points lowered interest income by approximately $274,000, with the remaining decrease attributable to a lower volume of loans.
Interest earned on investment securities and money market investments decreased $119,000 in the second quarter of 2010 as compared to 2009, with average balances increasing $2.5 million during the period. The yield on money market investments (federal funds and interest bearing deposits) decreased by 110 basis points in the second quarter of 2010 as compared to the second quarter of 2009, due to the reduction in interest bearing balances with other financial institutions. Likewise, the overall pre-tax yield on the investment securities portfolio decreased during that same timeframe by 65 basis points.
Average interest-bearing deposits and securities sold under agreements to repurchase increased by $916,000, while average non-interest bearing deposits grew by $4,470,000. This change in the mix of deposits, in addition to the lower general rate environment, contributed to the reduction in the cost to fund earning assets, which was reduced by 49 basis points, to 1.39%, in the second quarter of 2010.
Total average earning assets during the second quarter of 2010 were $400,901,000, compared to $397,760,000 during the second quarter of 2009, yielding 5.28% in 2010 versus 5.96% in 2009. Funding costs for the earning assets were 1.39% and 1.88% for the second quarters of 2010 and 2009, respectively. Net interest margin on a fully tax-equivalent basis for the second quarter of 2010 was 4.10%. For the same period in 2009, the fully-tax equivalent net interest margin was 4.26%.

Provision for Loan Losses:
In the second quarter of 2010, the provision for loan losses was $282,000, as compared to a provision of $77,000 in the second quarter of 2009. Management regularly reviews the adequacy of the loan loss reserve and makes assessments as to specific loan impairment, historical charge-off expectations, general economic conditions in the Bank’s market area, specific loan quality and other factors. The increased provision was primarily the result of the decrease in value of the collateral supporting one impaired loan relationship.
Non-interest Income:
Non-interest income in the second quarter of 2010 was $1,024,000, compared to $909,000 in the second quarter of 2009, an increase of $115,000. As mentioned in the overview above, there were items that impact comparability of non-interest income when making comparisons of the two quarters. The following table quantifies the impact of these items.

	Year-to-date through June 30,
Non-interest income (in thousands)	2010	2009
Securities other-than-temporary impairment charge	$—	$(226)
Gains on the sale or call of securities	27	—
Gains on the sale of former branch locations	—	14
Net gains on sale of OREO	6	19
Refund of overcharged PA sales tax from years 2004-2006	—	40
Prior period income from credit-life insurance sales	—	323

Total positive impact on non-interest income	$33	$170

In the second quarter of 2009, management identified other-than-temporary impairment on two equities in the Corporation’s common stock portfolio and accordingly, an impairment charge to earnings of $226,000 was recorded. The same type of analysis in the second quarter of 2010 resulted in no other-than-temporary impairment charge in the quarter. As seen in the table above, while net gains on the disposition of property were recorded from different events, the result was similar in each of the two periods, $22,000 in 2010 versus $27,000 in 2009. As a result of petitions to the state of Pennsylvania disputing certain charges for state sales tax over the periods of 2004 through 2006, the Corporation received a refund of $40,000 in the second quarter of 2009. These types of transactions generally do not occur on a regular basis as part of recurring operating income. In the aggregate, the positive impact of these items on non-interest income was $137,000 greater in the second quarter of 2010 than in the same period in 2009. Thus, adjusting for those items that impacted comparability, non-interest income would have been $22,000 lower for the 2010 period in comparison to the 2009 period.
Trust fee income was $4,000 or 4.7% higher in the second quarter of 2010 as compared to the second quarter of 2009, while commissions from sales of non-deposit products in the second quarter of 2010 were 16.7%, or $25,000, lower than in the same quarter of the previous year.
As a percentage of average assets, annualized non-interest income, exclusive of net gains on the sale of securities and impairment charge, was 0.91% in the second quarter of 2010 as compared to 1.04% in the same period of 2009. If all items impacting comparability were excluded from the computation, the ratios would be 0.91% in 2010 compared to 0.99% in 2009.
Non-interest Expense:
Total non-interest expense decreased $16,000, or 0.5%, in the second quarter of 2010 as compared to 2009. In June of 2009, a one-time special deposit insurance assessment by the FDIC of $194,000 was recorded. All financial institutions insured by the FDIC incurred the cost of a special assessment at that time based upon each bank’s insurance risk. In addition to the special assessment, the calculation of the regular deposit insurance premium was revised and the rate was increased, creating a negative variance of $27,000 in the second quarter of 2010 versus the second quarter of 2009.
Employee compensation and benefits costs increased by $86,000, or 5.3%, in the second quarter of 2010 compared to the second quarter of 2009, primarily due to an increase in part time salaries and medical insurance costs.

As a percentage of average assets, annualized non-interest expense was 2.98% in the second quarter of 2010 as compared to 3.03% in the same period of 2009. If the special FDIC assessment in 2009 were excluded from the computation, the ratio would be 2.85% in 2009.
Provision for income taxes:
Income tax expense in the second quarter of 2010 was $354,000, or 12.6%, less than in the same time period in 2009. The effective tax rate in the second quarter of 2010 was 23.7% versus 25.8% in 2009. The ratio of tax-free interest-earning assets to total assets increased in 2010, providing for a greater amount of non-taxable interest income.
Comparison of the Six Months Ended June 30, 2010 and 2009
Operations Overview:
Net income for the first six months of 2010 was $2,326,000, a decrease of $249,000, or 9.7%, compared to the same period in 2009. Basic and diluted earnings per share were $0.54 in the first half of 2010, compared to $0.59 in the first half of 2009. Annualized return on average equity for the first six months of 2010 was 9.18%, compared to the prior year’s ratio for the same period of 10.52%. For the year-to-date period ended June 30, annualized return on average assets was 1.06% in 2010, versus 1.19% in 2009. The decrease in net income was primarily a result of the increase in the provision for loan losses, and the net effect of the valuation of certain assets in 2009.
Presented below are selected key ratios for the two periods:

	Six Months Ended
	June 30,
	2010	2009
Return on average assets (annualized)	1.06%	1.19%
Return on average equity (annualized)	9.18%	10.52%
Average equity to average assets	11.53%	11.34%

Non-interest income, excluding securities gains and impairment charges, as a percentage of average assets (annualized)	0.92%	1.10%
Non-interest expense as a percentage of average assets (annualized)	2.93%	3.01%
There were several items that impact comparability when making comparisons of the two periods. Charges to earnings for equity securities deemed to be other-than-temporarily impaired and gains on the sale of properties occurred in the first six months of 2009. Additionally in 2009, noninterest income was recorded for Pennsylvania sales tax refunds and for deferred fees earned on the sale of credit life insurance. In the area of non-interest expense, in 2009, a special assessment was charged to banks by the FDIC.
The discussion that follows further explains these and other changes in the components of net income when comparing the year-to-date results of operations for 2010 and 2009.
Net Interest Income:
Net interest income was $8,045,000 for the first six months of 2010, as compared to $8,070,000 in the same period in 2009.
Interest on loans decreased $613,000, or 5.8%, in the first six months of 2010 as compared to the same period in 2009. An average weighted interest rate decrease of 42 basis points, partially offset by an increase of $1,144,000 in the average balance of the loan portfolio, was responsible for lower interest income in comparison to the 2009 period.
Interest earned on investment securities and money market investments decreased $248,000 in the first six months of 2010 as compared to 2009, with average balances increasing $4,499,000 during the period. The yield on money market investments (federal funds and interest bearing deposits) decreased by 32 basis points in the first half of 2010 as compared to the first half of 2009, due to the reduction in balances and rates in interest bearing deposits. Likewise, the overall pre-tax yield on the investment securities portfolio decreased during that same timeframe by 78 basis points.

Average interest-bearing deposits and securities sold under agreements to repurchase increased by $3,943,000, while average non-interest bearing deposits grew by $3,284,000, when comparing the first half of 2010 to the same period in 2009. This change in the mix of deposits, in addition to the sustained low rate environment, contributed to the reduction in the cost to fund earning assets, which was reduced by 45 basis points, to 1.49%, in the first half of 2010.
Total average earning assets during the first half of 2010 were $398,078,000, compared to $392,435,000 during the first half of 2009, yielding 5.54% in 2010 versus 6.06% in 2009. Funding costs for the earning assets were 1.49% and 1.94% for the six months ended June 30, 2010 and 2009, respectively. Net interest margin on a fully tax-equivalent basis for the first half of 2010 was 4.26%. For the same period in 2009, the fully-tax equivalent net interest margin was 4.31%.
Provision for Loan Losses:
In the first six months of 2010, the provision made for loan losses was $567,000. Management regularly reviews the adequacy of the loan loss reserve and makes assessments as to specific loan impairment, historical charge-off expectations, general economic conditions in the Bank’s market area, specific loan quality and other factors. In the first six months of 2009, a loan loss provision of $212,000 was recorded. The increase in the provision in the 2010 period resulted from the reduction in the value of collateral supporting several impaired loans.
Non-interest income:
Non-interest income in the first six months of 2010 was $2,047,000, compared to $2,151,000 in the first six months of 2009, a decrease of $104,000. As mentioned in the overview above, there were several items that impact comparability on non-interest income when making comparisons of the two periods. The following table quantifies the impact of these items.

	Year-to-date through June 30,
Non-interest income (in thousands)	2010	2009
Securities other-than-temporary impairment charge	$—	$(226)
Gains on the sale or call of securities	27	—
Gains on the sale of former branch locations	—	14
Net gains on sale of OREO	6	19
Refund of overcharged PA sales tax from years 2004-2006	—	40
Prior period income from credit-life insurance sales	—	323

Total positive impact on non-interest income	$33	$170

In the first six months of 2009, management identified other-than-temporary impairment on two equities in the Corporation’s common stock portfolio and, accordingly, an impairment charge to earnings of $226,000 was recorded. The Corporation recognized no gains from the sales or calls of securities during the first half of 2009, while a gain of $27,000 was recorded in the first half of 2010. Property used formerly as a branch location was sold during 2009, yielding a gain of $14,000 in 2009. As a result of petitions to the state of Pennsylvania disputing certain charges for state sales tax over the periods of 2004 through 2006, the Corporation received a refund of $40,000 in the first half of 2009. Included also in non-interest income in the first half of 2009 was an adjustment of $323,000, representing previously unrecorded fees earned in prior periods from the sales of insurance policies on loans. The adjustment was deemed by management to be immaterial to the consolidated financial statements in all prior periods and therefore required no prior period restatement of earnings. These types of transactions generally do not occur on a regular basis as part of recurring operating income. In the aggregate, the positive impact of these transactions on non-interest income was $137,000 greater in the first half of 2009 than in the same period in 2010.
Trust fees earned in the first six months of 2010 were $40,000 higher than those earned in the first six months of 2009, primarily due to estate fees earned. Fees for customer service on deposit accounts in the first half of 2010 decreased slightly compared to the same period in 2009 by $29,000, or 3.6%, due to reduced activity in the overdraft protection product. At $221,000, commissions from the sale of non-deposit products were 14.3% less than the $258,000 in commissions earned in 2009. Income from bank owned life insurance and annuities increased in the first half of 2010 compared to the first half of 2009 by $42,000, or 19.3%, as a result of carrier diversification. Income from our unconsolidated subsidiary was $119,000, representing earnings recorded under the equity method of accounting for the ownership of 39.16% of the First National Bank of Liverpool during the first six months of 2010, a 24.0% increase over the previous year’s same period.

As a percentage of average assets, annualized non-interest income, exclusive of net gains on the sale of securities and impairment charge, was 0.92% in the first six months of 2010 as compared to 1.10% in the same period of 2009. If the items impacting comparability were excluded from the computation, the ratios would be 0.92% in 2010 and 0.93% in 2009.
Noninterest expense:
Total non-interest expense decreased $62,000, or 1.0%, in the first six months of 2010 as compared to 2009. In June of 2009, a one-time special deposit insurance assessment by the FDIC of $194,000 was recorded. All financial institutions insured by the FDIC incurred the cost of a special assessment at that time based upon each banks insurance risk. In addition to the special assessment, the calculation of the regular deposit insurance premium was revised and the rate was increased, creating a negative variance of $86,000 in the first half of 2010 versus the first half of 2009.
Employee compensation and benefits costs increased by $58,000, or 1.7%, in first half of 2010 compared to the first half of 2009, primarily due to an increase in part time salaries and medical insurance costs. Other changes in noninterest expense in the comparable periods included an increase of $22,000 in costs to maintain foreclosed assets.
As a percentage of average assets, annualized noninterest expense was 2.93% in the first six months of 2010 as compared to 3.01% in the same period of 2009. If the items that affected comparability were excluded from the computation, the ratios would be 2.93% in both periods.
Provision for income taxes:
Income tax expense in the first six months of 2010 was $173,000, or 18.6%, less than in the same time period in 2009. The effective tax rate in 2010 was 24.5% versus 26.5% in 2009. The ratio of tax-free interest-earning assets to total assets increased in 2010, providing for a lesser amount of non-taxable interest income.
Liquidity:
The objective of liquidity management is to ensure that sufficient funding is available, at a reasonable cost, to meet the ongoing operational cash needs of the Corporation and to take advantage of income producing opportunities as they arise. While the desired level of liquidity will vary depending upon a variety of factors, it is the primary goal of the Corporation to maintain a high level of liquidity in all economic environments. Principal sources of asset liquidity are provided by securities maturing in one year or less, other short-term investments such as federal funds sold and cash and due from banks. Liability liquidity, which is more difficult to measure, can be met by attracting deposits and maintaining the core deposit base. The Corporation is a member of the Federal Home Loan Bank of Pittsburgh for the purpose of providing short-term liquidity when other sources are unable to fill these needs. During the first six months of 2010, the average balance of short-term borrowings from the Federal Home Loan Bank was $313,000, with none outstanding on June 30, 2010. As of June 30, 2010, the Corporation had long-term debt of $5,000,000 and had unused borrowing capacity with the Federal Home Loan Bank of $150 million.
Funding derived from securities sold under agreements to repurchase (accounted for as collateralized financing transactions) is available through corporate cash management accounts for business customers. This product gives the Corporation the ability to pay interest on corporate checking accounts.
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

Unused commitments and letters of credit at June 30, 2010, were $38,781,000 and $903,000, respectively. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation. Management believes that any amounts actually drawn upon can be funded in the normal course of operations. The Corporation has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or the availability of capital resources.
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
Capital Adequacy:
Bank regulatory authorities in the United States issue risk-based capital standards. These capital standards relate a banking Corporation’s capital to the risk profile of its assets and provide the basis by which all banking companies and banks are evaluated in terms of capital adequacy. The risk-based capital standards require all banks to have Tier 1 capital of at least 4% and total capital, including Tier 1 capital, of at least 8% of risk-adjusted assets. Tier 1 capital includes common stockholders’ equity and qualifying perpetual preferred stock together with related surpluses and retained earnings. Total capital is comprised of Tier 1 capital, limited life preferred stock, qualifying debt instruments, and the reserves for possible loan losses. Banking regulators have also issued leverage ratio requirements. The leverage ratio requirement is measured as the ratio of Tier 1 capital to adjusted average assets. At June 30, 2010, the Bank exceeded the regulatory requirements to be considered a “well capitalized” financial institution, i.e., a leverage ratio exceeding 5%, Tier 1 capital exceeding 6% and total capital exceeding 10%.
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
Recent declines and volatility in the values of financial institution stocks have significantly reduced the likelihood of realizing significant gains in the near-term. Although the Corporation has realized occasional gains from this portfolio in the past, the primary objective of the portfolio is to achieve value appreciation in the long term while earning consistent attractive after-tax yields from dividends. The carrying value of the financial institutions stocks accounted for 0.2% of the Corporation’s total assets as of June 30, 2010. Management performs an impairment analysis on the entire investment portfolio, including the financial institutions stocks on a quarterly basis. As of June 30, 2010, no “other-than-temporary” impairment was identified. There is no assurance that further declines in market values of the common stock portfolio in the future will not result in “other-than-temporary” impairment charges, depending upon facts and circumstances present.
The equity investments in the Corporation’s portfolio had an adjusted cost basis of approximately $975,000 and a fair value of $858,000 at June 30, 2010. Net unrealized losses in this portfolio were approximately $117,000 at June 30, 2010.
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
The primary objective of the Corporation’s asset-liability management process is to maximize current and future net interest income within acceptable levels of interest rate risk while satisfying liquidity and capital requirements. Management recognizes that a certain amount of interest rate risk is inherent, appropriate and necessary to ensure profitability. A simulation analysis is used to assess earnings and capital at risk from movements in interest rates. The model considers three major factors of (1) volume differences, (2) repricing differences, and (3) timing in its income simulation. As of the most recent model run, data was disseminated into appropriate repricing buckets, based upon the static position at that time. The interest-earning assets and interest-bearing liabilities were assigned a multiplier to simulate how much that particular balance sheet item would re-price when interest rates change. Finally, the estimated timing effect of rate changes is applied, and the net interest income effect is determined on a static basis (as if no other factors were present). As the table below indicates, based upon rate shock simulations on a static basis, the Corporation’s balance sheet is relatively rate-neutral as rates would change downward. Each 100 basis point increase results in approximately $119,000 decline in net interest income in the static environment. This negative effect of rising rates is offset to a large degree by the positive effect of imbedded options that include loans floating off their floors and likely internal deposit pricing strategies. Over a one-year period, the net effect of an immediate 100, 200, 300 and 400 basis point rate increase would change net interest income by $(77,000), $(78,000), $(50,000) and $(19,000), respectively. Rate shock modeling was done for a declining rate of 25 basis points only, as the federal funds target rate currently is between zero and 0.25%. As the table below indicates, the net effect of interest rate risk on net interest income is positive in a rising rate environment. Juniata’s rate risk policies provide for maximum limits on net interest income that can be at risk for 100 through 400 basis point changes in interest rates.
Effect of Interest Rate Risk on Net Interest Income
(Dollars in thousands)

	Change in Net	Change in Net
Change in	Interest Income	Interest Income	Total Change in
Interest Rates	Due to Interest	Due to Imbedded	Net Interest
(Basis Points)	Rate Risk (Static)	Options	Income
400	$(473)	$454	$(19)
300	(355)	305	(50)
200	(236)	158	(78)
100	(119)	42	(77)
0	—	—	—
-25	29	(35)	(6)
The net interest income at risk position remained within the guidelines established by the Corporation’s asset/liability policy.
No material change has been noted in the Bank’s equity value at risk. Please refer to the Annual Report on Form 10-K as of December 31, 2009 for further discussion of this matter.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of June 30, 2010, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 (“Exchange Act”), Rule 13a-15(e). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Corporation reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.
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
In addition to the risk factors that were disclosed in the Annual Report on Form 10-K as of December 31, 2009, the Corporation has added the following.
Recently enacted financial reform legislation may have a significant impact on the Corporation and results of its Operation.
On July 21, 2010, the President of the United States signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”). The goals of the new legislation include restoring public confidence in the financial system following the 2007-2008 financial and credit crises, preventing another financial crisis and allowing regulators to identify failings in the system before another crisis can occur. Among other things, the Act creates the Financial Stability Oversight Council, with oversight authority for monitoring and regulating systemic risk, and the Bureau of Consumer Financial Protection, which will have broad regulatory and enforcement powers over consumer financial products and services. The Act also changes the responsibilities of the current federal banking regulators, imposes additional corporate governance and disclosure requirements in areas such as executive compensation and proxy access, and limits or prohibits proprietary trading and hedge fund and private equity activities of banks. The scope of the Act impacts many aspects of the financial services industry, and it requires the development and adoption of many implementing regulations over the next several months and years; thus, the effects of the Act on the financial services industry will depend, in large part, upon the extent to which regulators exercise the authority granted to them under the Act and the approaches taken in implementing regulations. The Corporation and the entire financial services industry have begun to assess the potential impact of the Act on business and operations, but at this early stage, the likely impact cannot be ascertained with any degree of certainty. However, it would appear that the Corporation is likely to be impacted by the Act in the areas of corporate governance, deposit insurance assessments, capital requirements and restrictions on fees charges that may be charged to consumers.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information on repurchases by the Corporation of its common stock in each month of the quarter ended June 30, 2010:

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number	Average	Part of Publicly	Shares that May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	per Share	Programs	Plans or Programs (1)

April 1-30, 2010	—	$—	—	205,936
May 1-31, 2010	20,000	17.40	20,000	185,936
June 1-30, 2010	22,000	17.92	22,000	163,936

Totals	42,000		42,000	163,936

(1)
On March 23, 2001, the Corporation announced plans to buy back 100,000 (200,000 on a post-split basis) shares of its common stock. There is no expiration date to this buyback plan, but subsequent to the initial plan, the Board of Directors authorized the repurchase of 400,000 additional shares in 2005 and then authorized 200,000 additional shares in September of 2008. As of August 9, 2010, the number of shares that may yet be purchased under the program was 163,936. No repurchase plan or program expired during the period covered by the table. The Corporation has no stock repurchase plan or program that it has determined to terminate prior to expiration or under which it does not intend to make further purchases.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable

Item 4.	(Removed and Reserved)

Item 5.	OTHER INFORMATION
None

Item 6.	EXHIBITS
3.1	—	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 4.1 to the Corporation’s Form S-3 Registration Statement No. 333-129023 filed with the SEC on October 14, 2005)

3.2	—	Bylaws (incorporated by reference to Exhibit 3.2 to the Corporation’s report on Form 8-K filed with the SEC on December 21, 2007)

10.1	—	2004 Executive Annual Incentive Plan (incorporated by reference to Exhibit 10.15 to the Corporation’s report on Form 10-K filed with the SEC on March 16, 2005)

10.2	—	Exhibits A-B to 2004 Executive Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to the Corporation’s report on Form 8-K filed with the SEC on March 19, 2010)

31.1	—	Rule 13a — 14(a)/15d — 14(a) Certification of President and Chief Executive Officer

31.2	—	Rule 13a — 14(a)/15d — 14(a) Certification of Chief Financial Officer

32.1	—	Section 1350 Certification of President and Chief Executive Officer

32.2	—	Section 1350 Certification of Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Juniata Valley Financial Corp. (Registrant)
Date 08-09-2010	By	/s/ Marcie A. Barber
Marcie A. Barber, President and
Chief Executive Officer

Date 08-09-2010	By	/s/ JoAnn N. McMinn
JoAnn N. McMinn, Chief Financial
Officer, Principal Accounting Officer and Principal Financial Officer