Form 10-Q
period 2010-09-30
JUNIATA VALLEY FINANCIAL CORP
filed 2010-11-08
CIK 714712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934
For the quarterly period ended September 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  _________  to  _________
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 8, 2010
Common Stock ($1.00 par value)	4,275,265 shares

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Juniata Valley Financial Corp. and Subsidiary
Consolidated Statements of Financial Condition
(Unaudited, Dollar amounts in thousands, except share data)

	September 30,	December 31,
	2010	2009
ASSETS
Cash and due from banks	$10,178	$18,613
Interest bearing deposits with banks	355	82
Federal funds sold	5,000	1,200

Cash and cash equivalents	15,533	19,895

Interest bearing time deposits with banks	1,345	1,420
Securities available for sale	78,900	77,356
Restricted investment in Federal Home Loan Bank (FHLB) stock	2,197	2,197
Investment in unconsolidated subsidiary	3,503	3,338

Total loans, net of unearned interest	304,260	311,630
Less: Allowance for loan losses	(2,811)	(2,719)

Total loans, net of allowance for loan losses	301,449	308,911
Premises and equipment, net	7,176	6,878
Other real estate owned	494	476
Bank owned life insurance and annuities	13,459	13,066
Core deposit intangible	265	299
Goodwill	2,046	2,046
Accrued interest receivable and other assets	5,622	6,227

Total assets	$431,989	$442,109

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$53,886	$55,030
Interest bearing	318,662	322,367

Total deposits	372,548	377,397
Securities sold under agreements to repurchase	2,875	3,207
Long-term debt	—	5,000
Other interest bearing liabilities	1,178	1,146
Accrued interest payable and other liabilities	4,634	4,756

Total liabilities	381,235	391,506
Stockholders’ Equity:
Preferred stock, no par value:
Authorized — 500,000 shares, none issued	—	—
Common stock, par value $1.00 per share:
Authorized — 20,000,000 shares
Issued — 4,745,826 shares
Outstanding —
4,275,265 shares at September 30, 2010;
4,337,587 shares at December 31, 2009	4,746	4,746
Surplus	18,332	18,315
Retained earnings	37,462	36,478
Accumulated other comprehensive loss	(564)	(805)
Cost of common stock in Treasury:
470,561 shares at September 30, 2010;
408,239 shares at December 31, 2009	(9,222)	(8,131)

Total stockholders’ equity	50,754	50,603

Total liabilities and stockholders’ equity	$431,989	$442,109

See accompanying notes to consolidated financial statements.

Juniata Valley Financial Corp. and Subsidiary
Consolidated Statements of Income
(Unaudited)
(Dollar amounts in thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Interest income:
Loans, including fees	$4,824	$5,126	$14,756	$15,671
Taxable securities	257	281	753	909
Tax-exempt securities	245	305	784	864
Federal funds sold	3	33	7	147
Other interest income	10	2	29	7

Total interest income	5,339	5,747	16,329	17,598

Interest expense:
Deposits	1,288	1,770	4,154	5,469
Securities sold under agreements to repurchase	1	1	2	2
Short-term borrowings	—	—	1	1
Long-term debt	29	36	99	105
Other interest bearing liabilities	2	5	9	16

Total interest expense	1,320	1,812	4,265	5,593

Net interest income	4,019	3,935	12,064	12,005
Provision for loan losses	70	165	637	377

Net interest income after provision for loan losses	3,949	3,770	11,427	11,628

Noninterest income:
Trust fees	90	83	300	253
Customer service fees	335	437	1,104	1,235
Earnings on bank-owned life insurance and annuities	133	130	393	348
Commissions from sales of non-deposit products	80	66	301	324
Income from unconsolidated subsidiary	60	50	179	146
Securities impairment charge	(40)	—	(40)	(226)
Gain on sale or call of securities	4	—	31	—
Gain (Loss) on sales of other assets	30	(33)	36	—
Prior period income from insurance sales	—	—	—	323
Other noninterest income	244	219	679	700

Total noninterest income	936	952	2,983	3,103

Noninterest expense:
Employee compensation expense	1,232	1,199	3,826	3,699
Employee benefits	363	391	1,182	1,246
Occupancy	243	218	692	693
Equipment	148	149	403	473
Data processing expense	366	324	1,077	994
Director compensation	88	100	261	318
Professional fees	128	90	357	301
Taxes, other than income	124	125	379	380
FDIC Insurance premiums	138	121	435	526
Amortization of intangibles	11	11	34	34
Other noninterest expense	317	276	956	846

Total noninterest expense	3,158	3,004	9,602	9,510

Income before income taxes	1,727	1,718	4,808	5,221
Provision for income taxes	442	430	1,197	1,358

Net income	$1,285	$1,288	$3,611	$3,863

Earnings per share
Basic	$0.30	$0.30	$0.84	$0.89
Diluted	$0.30	$0.30	$0.84	$0.89
Cash dividends declared per share	$0.21	$0.20	$0.61	$0.58
Weighted average basic shares outstanding	4,283,024	4,342,587	4,307,417	4,340,595
Weighted average diluted shares outstanding	4,286,350	4,346,353	4,310,989	4,344,720
See accompanying notes to consolidated financial statements.

Juniata Valley Financial Corp. and Subsidiary
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(Dollars in thousands, except share data)

Nine Months Ended September 30, 2010
	Number				Accumulated
	of				Other		Total
	Shares	Common		Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Surplus	Earnings	Loss	Stock	Equity
Balance at December 31, 2009	4,337,587	$4,746	$18,315	$36,478	$(805)	$(8,131)	$50,603
Comprehensive income:
Net income				3,611			3,611
Change in unrealized gains on securities available for sale, net of reclassification adjustment and tax effects					178		178
Defined benefit retirement plan adjustments, net of tax effects					63		63

Total comprehensive income							3,852
Cash dividends at $0.61 per share				(2,627)			(2,627)
Stock-based compensation activity			36				36
Purchase of treasury stock, at cost	(66,400)					(1,171)	(1,171)
Treasury stock issued for stock option and stock purchase plans	4,078		(19)			80	61

Balance at September 30, 2010	4,275,265	$4,746	$18,332	$37,462	$(564)	$(9,222)	$50,754

Nine Months Ended September 30, 2009
	Number				Accumulated
	of				Other		Total
	Shares	Common		Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Surplus	Earnings	Loss	Stock	Equity
Balance at December 31, 2008	4,341,055	$4,746	$18,324	$34,758	$(1,247)	$(8,096)	$48,485
Comprehensive income:
Net income				3,863			3,863
Change in unrealized gains on securities available for sale, net of reclassification adjustment and tax effects					305		305
Defined benefit retirement plan adjustments, net of tax effects					(5)		(5)

Total comprehensive income							4,163
Cash dividends at $0.58 per share				(2,518)			(2,518)
Stock-based compensation activity			29				29
Purchase of treasury stock, at cost	(7,600)					(128)	(128)
Treasury stock issued for stock option and stock purchase plans	9,132		(49)			182	133

Balance at September 30, 2009	4,342,587	$4,746	$18,304	$36,103	$(947)	$(8,042)	$50,164

See accompanying notes to consolidated financial statements.

Juniata Valley Financial Corp. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2010	2009
Operating activities:
Net income	$3,611	$3,863
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	637	377
Depreciation	406	457
Net amortization of securities premiums	216	156
Amortization of core deposit intangible	34	34
Amortization of deferred net loan costs	17	35
Deferral of net loan costs (fees)	35	(3)
Securities impairment charge	40	226
Net realized gains on sales or calls of securities	(31)	—
Net gains on sales of other assets	(36)	—
Earnings on bank owned life insurance and annuities	(393)	(348)
Deferred income tax expense	15	94
Equity in earnings of unconsolidated subsidiary, net of dividends of $28 and $34	(151)	(112)
Stock-based compensation expense	36	29
Decrease in accrued interest receivable and other assets	559	78
Decrease in accrued interest payable and other liabilities	(74)	(1)

Net cash provided by operating activities	4,921	4,885

Investing activities:
Purchases of:
Securities available for sale	(39,157)	(43,026)
Premises and equipment	(704)	(103)
Bank owned life insurance and annuities	(66)	(94)
Proceeds from:
Maturities of and principal repayments on securities available for sale	37,636	25,757
Bank owned life insurance and annuities	50	52
Sale of fixed assets	—	33
Sale of other real estate owned	747	435
Sale of other assets	11	80
Net decrease in interest-bearing time deposits	75	3,726
Net decrease in loans receivable	6,043	3,169

Net cash provided by (used in) investing activities	4,635	(9,971)

Financing activities:
Net (decrease) increase in deposits	(4,849)	15,002
Net decrease in short-term borrowings and securities sold under agreements to repurchase	(332)	(8,644)
Repayment of long-term debt	(5,000)	—
Cash dividends	(2,627)	(2,518)
Purchase of treasury stock	(1,171)	(128)
Treasury stock issued for employee stock plans	61	133

Net cash (used in) provided by financing activities	(13,918)	3,845

Net decrease in cash and cash equivalents	(4,362)	(1,241)
Cash and cash equivalents at beginning of period	19,895	12,457

Cash and cash equivalents at end of period	$15,533	$11,216

Supplemental information:
Interest paid	$4,358	$5,668
Income taxes paid	$1,145	$910
Supplemental schedule of noncash investing and financing activities:
Transfer of loans to other real estate owned and repossessed assets	$730	$609
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (U.S. GAAP) for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the nine-month period ended September 30, 2010, are not necessarily indicative of the results for the year ended December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in Juniata Valley Financial Corp.’s Annual Report on Form 10-K for the year ended December 31, 2009.
The Corporation has evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2010 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.
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
ASU 2010-18 is effective prospectively for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. Early application is permitted. Upon initial adoption of ASU 2010-18, an entity may make a one-time election to terminate accounting for loans as a pool under Subtopic 310-30. This election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration. The Corporation does not expect that the adoption of this standard will have a significant impact on the Corporation’s financial condition or results of operations.
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
The effective date of ASU 2010-20 differs for public and nonpublic companies. For public companies, the amendments that require disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010. The amendments that require disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010. The Corporation does not expect that the adoption of this standard will have a significant impact on the Corporation’s financial condition or results of operations.

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
The components of comprehensive income and related tax effects are as follows (in thousands):

	Three Months Ended September 30, 2010			Three Months Ended September 30, 2009
	Before	Tax Expense		Before	Tax Expense
	Tax	or	Net-of-Tax	Tax	or	Net-of-Tax
	Amount	(Benefit)	Amount	Amount	(Benefit)	Amount
Net income	$1,727	$442	$1,285	$1,718	$430	$1,288
Other comprehensive income:
Unrealized gains (losses) on available for sale securities:
Unrealized gains (losses) arising during the period	(25)	(9)	(16)	506	172	334

Unrealized gains (losses) from unconsolidated subsidiary	1	—	1	(12)	—	(12)
Less reclassification adjustment for:
gains included in net income	(4)	(1)	(3)	—	—	—
securities impairment charge	40	14	26	—	—	—
Change in pension liability	32	11	21	(7)	(2)	(5)

Other comprehensive income	44	15	29	487	170	317

Total comprehensive income	$1,771	$457	$1,314	$2,205	$600	$1,605

	Nine Months Ended September 30, 2010			Nine Months Ended September 30, 2009
	Before	Tax Expense		Before	Tax Expense
	Tax	or	Net-of-Tax	Tax	or	Net-of-Tax
	Amount	(Benefit)	Amount	Amount	(Benefit)	Amount
Net income	$4,808	$1,197	$3,611	$5,221	$1,358	$3,863
Other comprehensive income:
Unrealized gains (losses) on available for sale securities:
Unrealized gains arising during the period	239	81	158	236	80	156

Unrealized gains (losses) from unconsolidated subsidiary	14	—	14	(5)	—	(5)
Less reclassification adjustment for:
gains included in net income	(31)	(11)	(20)	—	—	—
securities impairment charge	40	14	26	226	77	149
Change in pension liability	96	33	63	—	—	—

Other comprehensive income	358	117	241	457	157	300

Total comprehensive income	$5,166	$1,314	$3,852	$5,678	$1,515	$4,163

Components of accumulated other comprehensive loss, net of tax consist of the following (in thousands):

	9/30/2010	12/31/2009
Unrealized gains on available for sale securities	$954	$776
Unrecognized expense for defined benefit pension	(1,518)	(1,581)

Accumulated other comprehensive loss	$(564)	$(805)

NOTE 4 — Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share:
(Amounts, except earnings per share, in thousands)

	Three Months	Three Months
	Ended	Ended
	September 30, 2010	September 30, 2009
Net income	$1,285	$1,288

Weighted-average common shares outstanding	4,283	4,342

Basic earnings per share	$0.30	$0.30

Weighted-average common shares outstanding	4,283	4,342

Common stock equivalents due to effect of stock options	3	4

Total weighted-average common shares and equivalents	4,286	4,346

Diluted earnings per share	$0.30	$0.30

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2010	September 30, 2009
Net income	$3,611	$3,863

Weighted-average common shares outstanding	4,307	4,341

Basic earnings per share	$0.84	$0.89

Weighted-average common shares outstanding	4,307	4,341

Common stock equivalents due to effect of stock options	4	4

Total weighted-average common shares and equivalents	4,311	4,345

Diluted earnings per share	$0.84	$0.89

NOTE 5 — Commitments, Contingent Liabilities and Guarantees
In the ordinary course of business, the Corporation makes commitments to extend credit to its customers through letters of credit, loan commitments and lines of credit. At September 30, 2010, the Corporation had $21,185,000 outstanding in loan commitments and other unused lines of credit extended to its customers as compared to $46,589,000 at December 31, 2009.
The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its letters of credit. Letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Generally, all letters of credit have expiration dates within one year of issuance. The credit risk involved in issuing letters of credit is essentially the same as the risks that are involved in extending loan facilities to customers. The Corporation generally holds collateral and/or personal guarantees supporting these commitments. The Corporation had outstanding $968,000 and $974,000 of letters of credit commitments as of September 30, 2010 and December 31, 2009, respectively. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of September 30, 2010 for payments under letters of credit issued was not material. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk.

NOTE 6 — Defined Benefit Retirement Plan
The Corporation had a defined benefit retirement plan covering substantially all of its employees, prior to January 1, 2008. Effective January 1, 2008, the plan was amended to close the plan to new entrants. The benefits under the plan are based on years of service and the employees’ compensation. The Corporation’s funding policy is to contribute annually the maximum amount that can be deducted for federal income taxes purposes. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. The Corporation has made no contributions in the first nine months of 2010 and does not expect to contribute to the defined benefit plan in the remainder of 2010. Pension expense included the following components for the three and nine month periods ended September 30, 2010 and 2009:
(Dollars in thousands)

	Three Months Ended		Year-to-Date Through
	September 30,		September 30,
	2010	2009	2010	2009

Components of net periodic pension cost
Service cost	$47	$47	$140	$141
Interest cost	118	112	354	336
Expected return on plan assets	(144)	(116)	(431)	(346)
Additional recognized amounts	32	40	96	120

Net periodic pension cost	$53	$83	$159	$251

NOTE 7— Acquisition
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
Included in the purchase price of the branch was goodwill and core deposit intangible of $2,046,000 and $449,000, respectively. The core deposit intangible is being amortized over a ten-year period on a straight line basis. During the first nine months of 2010 and 2009, amortization expense was $34,000. Accumulated amortization of core deposit intangible through September 30, 2010 was $184,000. The goodwill is not amortized, but is measured annually for impairment.
NOTE 8 — Investment in Unconsolidated Subsidiary
The Corporation owns 39.16% of the outstanding common stock of The First National Bank of Liverpool (FNBL), Liverpool, PA. This investment is accounted for under the equity method of accounting. The investment is being carried at $3,503,000 as of September 30, 2010. The Corporation increases its investment in FNBL for its share of earnings and decreases its investment by any dividends received from FNBL. A loss in value of the investment which is other than a temporary decline will be recognized. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of FNBL to sustain an earnings capacity which would justify the carrying amount of the investment.
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
The amortized cost and fair value of securities as of September 30, 2010 and December 31, 2009, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because the securities may be called or prepaid with or without prepayment penalties.

	September 30, 2010
			Gross	Gross
Securities Available for Sale	Amortized	Fair	Unrealized	Unrealized
Type and maturity	Cost	Value	Gains	Losses
U.S. Treasury securities and obligations of U.S. Government agencies and corporations
After one year but within five years	$33,139	$33,612	$473	$—
After five years but within ten years	4,500	4,513	13	—

	37,639	38,125	486	—
Obligations of state and political subdivisions
Within one year	5,312	5,373	70	(9)
After one year but within five years	29,530	30,367	877	(40)
After five years but within ten years	1,771	1,787	17	(1)

	36,613	37,527	964	(50)
Corporate notes
After one year but within five years	1,000	1,033	33	—

	1,000	1,033	33	—

Mortgage-backed securities	1,291	1,380	89	—
Equity securities	935	835	67	(167)

Total	$77,478	$78,900	$1,639	$(217)

	December 31, 2009
			Gross	Gross
Securities Available for Sale	Amortized	Fair	Unrealized	Unrealized
Type and maturity	Cost	Value	Gains	Losses
U.S. Treasury securities and obligations of U.S. Government agencies and corporations
After one year but within five years	$32,503	$32,620	$194	$(77)
After five years but within ten years	940	933	—	(7)

	33,443	33,553	194	(84)
Obligations of state and political subdivisions
Within one year	6,775	6,863	88	—
After one year but within five years	32,022	32,972	958	(8)
After five years but within ten years	544	562	18	—

	39,341	40,397	1,064	(8)
Corporate notes
After one year but within five years	1,000	1,026	26	—

	1,000	1,026	26	—

Mortgage-backed securities	1,425	1,515	90	—
Equity securities	975	865	58	(168)

Total	$76,184	$77,356	$1,432	$(260)

The following table shows gross unrealized losses and fair value, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2010 and December 31, 2009 (in thousands):

	Unrealized Losses at September 30, 2010
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of state and political subdivisions	$5,251	$(45)	$880	$(5)	$6,131	$(50)

Debt securities	5,251	(45)	880	(5)	6,131	(50)

Equity securities	370	(67)	245	(100)	615	(167)

Total temporarily impaired securities	$5,621	$(112)	$1,125	$(105)	$6,746	$(217)

	Unrealized Losses at December 31, 2009
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities and obligations of U.S. Government agencies and corporations	$10,897	$(84)	$—	$—	$10,897	$(84)
Obligations of state and political subdivisions	2,532	(8)	—	—	2,532	(8)

Debt securities	13,429	(92)	—	—	13,429	(92)

Equity securities	140	(23)	496	(145)	636	(168)

Total temporarily impaired securities	$13,569	$(115)	$496	$(145)	$14,065	$(260)

The unrealized losses noted above are considered to be temporary impairments. Decline in the value of our debt securities is due only to interest rate fluctuations, rather than erosion of quality. As a result, we believe that the payment of contractual cash flows, including principal repayment, is not at risk. As management does not intend to sell the securities, does not believe the Corporation will be required to sell the securities before recovery and expects to recover the entire amortized cost basis, none of the debt securities are deemed to be other-than-temporarily impaired. There are two debt securities that have had unrealized losses for more than 12 months.
Equity securities owned by the Corporation consist of common stock of various financial services providers (“Bank Stocks”) that have traditionally been high-performing stocks prior to 2008. During 2008 and into 2009, market values of most of the Bank Stocks materially declined. Considerations used to determine other-than-temporary impairment (“OTTI”) status for individual holdings include the length of time the stock has remained in an unrealized loss position, the percentage of unrealized loss compared to the carrying cost of the stock, dividend reduction or suspension, market analyst reviews and expectations, and other pertinent developments that would affect expectations for recovery or further decline. There were seven equity securities that comprise a group of securities with unrealized losses for 12 months or more at September 30, 2010 and December 31, 2009 prior to an analysis for OTTI. In the aggregate, the unrealized loss on this group of securities increased very slightly from period to period; however, some individual securities within this group declined in value more than others. Of the two securities in the group that experienced the greatest decline in value, one has declined to 76% of cost and continues to pay full dividends. The other has sustained unrealized losses in excess of 50%, with no prospects or signs of improvement. Therefore, based on the quarterly analysis performed as of September 30, 2010 to assess impairment of the investment portfolio, management has determined that the unrealized loss in this one investment is “other than temporary” and recorded a charge to earnings of $40,000.

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
Certain obligations of the U.S. Government and state and political subdivisions are pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law. The fair value of the pledged assets amounted to $30,863,000 and $30,403,000 at September 30, 2010 and December 31, 2009, respectively.
In addition to cash received from the scheduled maturities of securities, some investment securities available for sale are sold at current market values during the course of normal operations and some securities are called pursuant to call features built into the bonds. Following is a summary of proceeds received from all investment securities transactions, and the resulting realized gains and losses (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Gross proceeds from sales of securities	$—	$—	$—	$—
Securities available for sale:
Gross realized gains from called securities	$4	$—	$31	$—
Gross realized losses	—	—	—	—
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
The following table summarizes financial assets and financial liabilities measured at fair value as of September 30, 2010 and December 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands). There were no transfers of assets between fair value Level 1 and Level 2 for the quarter ended September 30, 2010.

		(Level 1)	(Level 2)	(Level 3)
			Significant	Significant
		Quoted Prices in	Other	Other
	September 30,	Active Markets for	Observable	Unobservable
	2010	Identical Assets	Inputs	Inputs
Measured at fair value on a recurring basis:
Equity securities available-for-sale	$835	$835	$—	$—
Debt securities available-for-sale	78,065	—	78,065	—
Measured at fair value on a non-recurring basis:
Impaired loans	1,568	—	—	1,568
Other real estate owned	494	—	—	494

		(Level 1)	(Level 2)	(Level 3)
			Significant	Significant
		Quoted Prices in	Other	Other
	December 31,	Active Markets for	Observable	Unobservable
	2009	Identical Assets	Inputs	Inputs
Measured at fair value on a recurring basis:
Equity securities available-for-sale	$865	$865	$—	$—
Debt securities available-for-sale	76,491	—	76,491	—
Measured at fair value on a non-recurring basis:
Impaired loans	1,167	—	—	1,167
Other real estate owned	476	—	—	476
Certain non-financial assets and non-financial liabilities measured at fair value on a recurring basis include reporting units measured at fair value in the first step of a goodwill impairment test. Certain non-financial assets measured at fair value on a non-recurring basis include non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test, as well as intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment. As stated above, this guidance was applicable to these fair value measurements beginning January 1, 2009 and were not significant at September 30, 2010.

Fair Value of Financial Instruments
ASC Topic 825, Financial Instruments, requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.
The estimated fair values of the Corporation’s financial instruments are as follows (in thousands):
Financial Instruments
(in thousands)

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and due from banks	$10,178	$10,178	$18,613	$18,613
Interest bearing deposits with banks	355	355	82	82
Federal funds sold	5,000	5,000	1,200	1,200
Interest bearing time deposits with banks	1,345	1,341	1,420	1,447
Securities	78,900	78,900	77,356	77,356
Restricted investment in FHLB stock	2,197	2,197	2,197	2,197
Total loans, net of unearned interest	304,260	321,788	311,630	324,061
Accrued interest receivable	1,897	1,897	2,284	2,284

Financial liabilities:
Non-interest bearing deposits	53,886	53,886	55,030	55,030
Interest bearing deposits	318,662	325,510	322,367	327,724
Securities sold under agreements to repurchase	2,875	2,875	3,207	3,207
Long-term debt	—	—	5,000	5,077
Other interest bearing liabilities	1,178	1,180	1,146	1,148
Accrued interest payable	588	588	681	681

Off-balance sheet financial instruments:
Commitments to extend credit	—	—	—	—
Letters of credit	—	—	—	—
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
NOTE 11 — Subsequent Events
On October 19, 2010, the Board of Directors declared a regular cash dividend for the fourth quarter of 2010 of $0.21 per share to shareholders of record on November 15, 2010, payable on December 1, 2010.

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
General:
The following discussion relates to the consolidated financial condition of the Corporation as of September 30, 2010, as compared to December 31, 2009, and the consolidated results of operations for the three and nine months ended September 30, 2010, compared to the same periods in 2009. This discussion should be read in conjunction with the interim consolidated financial statements and related footnotes included herein.
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
Financial Condition:
As of September 30, 2010, total assets decreased by $10,120,000, or 2.3%, as compared to December 31, 2009. The repayment of $5 million of long-term debt in September 2010 was responsible for half of the decrease in total assets since the previous year end. Additionally, deposits decreased by $4.8 million, with interest-bearing deposits decreasing by $3.7 million, and non-interest bearing deposits decreasing by $1.1 million.

The table below shows changes in deposit volumes by type of deposit (in thousands of dollars) between December 31, 2009 and September 30, 2010.

	September 30,	December 31,	Change
	2010	2009	$	%
Deposits:
Demand, non-interest bearing	$53,886	$55,030	$(1,144)	(2.1%)
NOW and money market	78,452	75,766	2,686	3.5%
Savings	47,631	42,536	5,095	12.0%
Time deposits, $100,000 and more	37,020	38,453	(1,433)	(3.7%)
Other time deposits	155,559	165,612	(10,053)	(6.1%)

Total deposits	$372,548	$377,397	$(4,849)	(1.3%)

Overall, loans, net of unearned interest decreased by $7.4 million, between December 31, 2009 and September 30, 2010. As shown in the table below (in thousands of dollars), the net decrease in outstanding loans since December 31, 2009 resulted primarily from decreases in real estate construction and home equity loans, partially offset by an increase in real estate mortgage and commercial loans.

	September 30,	December 31,	Change
	2010	2009	$	%
Loans:
Commercial, financial and agricultural	$35,203	$33,783	$1,420	4.2%
Real estate — commercial	42,533	39,299	3,234	8.2%
Real estate — construction	10,777	24,578	(13,801)	(56.2%)
Real estate — mortgage	144,969	135,854	9,115	6.7%
Home equity	48,169	52,893	(4,724)	(8.9%)
Obligations of states and political subdivisions	12,910	13,553	(643)	(4.7%)
Personal	9,699	11,670	(1,971)	(16.9%)

Total loans	$304,260	$311,630	$(7,370)	(2.4%)

A summary of the transactions in the allowance for loan losses for each of the nine months ended September 30, 2010 and 2009 (in thousands) are presented below.

	Periods Ended September 30,
	2010	2009
Balance of allowance — January 1	$2,719	$2,610

Loans charged off	(556)	(391)

Recoveries of loans previously charged off	11	9

Net charge-offs	(545)	(382)
Provision for loan losses	637	377

Balance of allowance — end of period	$2,811	$2,605

Ratio of net charge-offs during period to average loans outstanding	0.18%	0.12%

As of September 30, 2010, the Corporation has evaluated large commercial loan relationships and other significant loans for impairment. Of the loans that were evaluated, there is one loan relationship, on which a determination has been made that it is probable that principal and interest will not be collected in full. This loan relationship has an aggregate outstanding balance of $2,138,000. The amount of impairment estimated for these collateral-dependent loans included in the loan relationship is $570,000. Specific allocations totaling $570,000 have been included within the loan loss reserve for these loans, adjusting the carrying value of these loans to the fair value of $1,568,000. Other loans evaluated for impairment have an aggregate outstanding balance of $4,785,000, but it has been determined that there is sufficient collateral to expect full repayment, and no impairment charge has been recorded. Management believes that the specific reserve is adequate to cover potential future losses related to these relationships. Otherwise, there are no material loans classified for regulatory purposes as loss, doubtful, substandard, or special mention which management expects to significantly impact future operating results, liquidity or capital resources. Following is a summary of the Bank’s non-performing loans on September 30, 2010 as compared to December 31, 2009.

(Dollar amounts in thousands)	September 30, 2010	December 31, 2009
Non-performing loans
Nonaccrual loans	$5,650	$2,629
Accruing loans past due 90 days or more	682	1,369
Restructured loans	—	—

Total	$6,332	$3,998

Average loans outstanding	$309,257	$310,813

Ratio of non-performing loans to average loans outstanding	2.05%	1.29%
Stockholders’ equity increased by $151,000, or 0.3%, from December 31, 2009 to September 30, 2010. Net income of $3,611,000 increased stockholders’ equity, while dividends paid of $2,627,000 and cash used to purchase Corporation stock into treasury of $1,171,000 reduced the Corporation’s capital position, while stock re-issued from treasury for stock option and stock purchase plans added $61,000 to equity. The Corporation repurchased stock into treasury pursuant to its stock repurchase program. During the first nine months of 2010, the Corporation purchased 66,400 shares. Securities available for sale increased in market value, representing an increase to equity of $178,000, net of taxes while accounting for stock-based compensation activity increased equity by $36,000. An adjustment of $63,000 was made to equity to record the amortization of net periodic pension costs of the Corporation’s defined benefit retirement plan.
Management is not aware of any current recommendations of applicable regulatory authorities that, if implemented, would have a material effect on the Corporation’s liquidity, capital resources, or operations.
Subsequent to September 30, 2010, the following events took place:
On October 19, 2010, the Board of Directors declared a regular cash dividend for the fourth quarter of 2010 of $0.21 per share to shareholders of record on November 15, 2010, payable on December 1, 2010.
Comparison of the Three Months Ended September 30, 2010 and 2009
Operations Overview:
Net income for the third quarter of 2010 was $1,285,000, a decrease of $3,000, or 0.2%, compared to the third quarter of 2009. Basic and diluted earnings per share were $0.30 in both periods. Annualized return on average equity for the third quarter in 2010 was 10.15%, compared to the ratio for the same period in the prior year of 10.39%. For the quarter ended September 30, annualized return on average assets was 1.16% in 2010, versus 1.17% in 2009.

Presented below are selected key ratios for the two periods:

	Three Months Ended
	September 30,
	2010	2009
Return on average assets (annualized)	1.16%	1.17%
Return on average equity (annualized)	10.15%	10.39%
Average equity to average assets	11.48%	11.24%

Non-interest income, excluding securities gains and impairment charges, as a percentage of average assets (annualized)	0.88%	0.86%
Non-interest expense as a percentage of average assets (annualized)	2.86%	2.72%
The discussion that follows explains changes in the components of net income when comparing the third quarter of 2010 with the third quarter of 2009.
Net Interest Income:
Net interest income was $4,019,000 for the third quarter of 2010, as compared to $3,935,000 in the same quarter in 2009. Average earning assets grew by 0.6%, while the net interest margin on a fully tax equivalent basis decreased by 11 basis points.
Interest on loans decreased $302,000, or 5.9%, in the third quarter of 2010 as compared to the same period in 2009. An average weighted interest rate decrease of 47 basis points lowered interest income by approximately $218,000, with the remaining decrease attributable to a lower volume of loans.
Interest earned on investment securities and money market investments decreased $106,000 in the third quarter of 2010 as compared to 2009, with average balances increasing $7.4 million during the period. The yield on money market investments (federal funds and interest bearing deposits) decreased by 86 basis points in the third quarter of 2010 as compared to the third quarter of 2009, due to the reduction in interest bearing balances with other financial institutions. Likewise, the overall pre-tax yield on the investment securities portfolio decreased during that same timeframe by 44 basis points.
Average interest-bearing deposits and securities sold under agreements to repurchase decreased by $247,000, while average non-interest bearing deposits grew by $6,039,000. This change in the mix of deposits, in addition to the lower general rate environment, contributed to the reduction in the cost to fund earning assets, which was reduced by 49 basis points, to 1.30%, in the third quarter of 2010.
Total average earning assets during the third quarter of 2010 were $403,394,000, compared to $401,104,000 during the third quarter of 2009, yielding 5.13% in 2010 versus 5.71% in 2009. Funding costs for the earning assets were 1.30% and 1.79% for the third quarters of 2010 and 2009, respectively. Net interest margin on a fully tax-equivalent basis for the third quarter of 2010 was 4.01%. For the same period in 2009, the fully-tax equivalent net interest margin was 4.12%.
Provision for Loan Losses:
In the third quarter of 2010, the provision for loan losses was $70,000, as compared to a provision of $165,000 in the third quarter of 2009. Management regularly reviews the adequacy of the loan loss reserve and makes assessments as to specific loan impairment, historical charge-off expectations, general economic conditions in the Bank’s market area, specific loan quality and other factors. The decreased provision was primarily the result of analysis of the values of collateral securing non-performing and impaired loans as well as the reduction in overall outstanding loan balances.

Non-interest Income:
Non-interest income in the third quarter of 2010 was $936,000, compared to $952,000 in the third quarter of 2009, a decrease of $16,000.
Trust fee income was $7,000, or 8.4% higher in the third quarter of 2010 as compared to the third quarter of 2009, and commissions from sales of non-deposit products in the third quarter of 2010 were 21.2%, or $14,000, higher than in the same quarter of the previous year.
Customer service fees were $102,000, or 23.3%, lower in the third quarter of 2010 versus the third quarter of 2009, primarily as a result of reductions in fees collected on overdrawn deposit accounts. On July 1, 2010, a regulation change resulted in a modification to the conditions under which overdraft fees may be assessed, which contributed to the decline in customer service fees.
Sales of properties carried as other real estate generated net gains of $30,000 in the third quarter of 2010, as compared to a net loss of $33,000 during the same period one year earlier.
In the third quarter of 2010, management identified other-than-temporary impairment on one equity in the Corporation’s common stock portfolio and, accordingly, an impairment charge to earnings of $40,000 was recorded. The same type of analysis in the third quarter of 2009 resulted in no other-than-temporary impairment charge in that quarter.
As a percentage of average assets, annualized non-interest income, exclusive of net gains on the sale of securities and impairment charge, was 0.88% in the third quarter of 2010 as compared to 0.86% in the same period of 2009, an improvement of 2 basis points.
Non-interest Expense:
Total non-interest expense increased $154,000, or 5.1%, in the third quarter of 2010 as compared to 2009.
Occupancy expense increased by $25,000, or 11.5%, in the third quarter of 2010 as compared to the third quarter of 2009, due to higher utility costs and facilities maintenance. Data processing expenses in the third quarter of 2010 exceeded those in the third quarter of 2009 by $42,000, or 13%, as a result of a major data processing conversion. The increased cost in this period is not expected to continue to be a trend, as it was the result of conversion-related costs. Professional fees were 42.2%, or $38,000, greater in the third quarter of 2010 as compared to the third quarter of 2009, due to some fees incurred for special services that occur infrequently. FDIC insurance premiums were $17,000, or 14.0%, higher in the third quarter of 2010 as compared to the third quarter of 2009, because the premium rates have increased.
As a percentage of average assets, annualized non-interest expense was 2.86% in the third quarter of 2010 as compared to 2.72% in the same period of 2009, an increase of 14 basis points.
Provision for income taxes:
Income tax expense in the third quarter of 2010 was $12,000, or 2.8%, higher than in the same time period in 2009. The effective tax rate in the third quarter of 2010 was 25.6% versus 25.0% in 2009. The ratio of tax-free interest-earning assets to total assets decreased in 2010, providing for a slightly lower amount of non-taxable interest income.
Comparison of the Nine Months Ended September 30, 2010 and 2009
Operations Overview:
Net income for the first nine months of 2010 was $3,611,000, a decrease of $252,000, or 6.5%, compared to the same period in 2009. Basic and diluted earnings per share were $0.84 in the first nine months of 2010, compared to $0.89 in the first nine months of 2009. Annualized return on average equity for the first nine months of 2010 was 9.50%, compared to the prior year’s ratio for the same period of 10.48%. For the year-to-date period ended September 30, annualized return on average assets was 1.10% in 2010, versus 1.18% in 2009. The decrease in net income was primarily a result of the increase in the provision for loan losses, a decrease in customer service fees collected and some items recorded in 2009 that affected comparability between the two periods.

Presented below are selected key ratios for the two periods:

	Nine Months Ended
	September 30,
	2010	2009
Return on average assets (annualized)	1.10%	1.18%
Return on average equity (annualized)	9.50%	10.48%
Average equity to average assets	11.53%	11.30%

Non-interest income, excluding securities gains and impairment charges, as a percentage of average assets (annualized)	0.91%	1.02%
Non-interest expense as a percentage of average assets (annualized)	2.91%	2.91%
There were several items that impact comparability when making comparisons of the two periods. Charges to earnings for equity securities deemed to be other-than-temporarily impaired and gains on the sale of properties occurred in the first nine months of 2010 and 2009, with the charge in 2010 being $186,000 less than in 2009. Additionally in 2009, noninterest income was recorded for Pennsylvania sales tax refunds and for deferred fees earned on the sale of credit life insurance. In the area of non-interest expense, in 2009, a special assessment was charged to banks by the FDIC.
The discussion that follows further explains these and other changes in the components of net income when comparing the year-to-date results of operations for 2010 and 2009.
Net Interest Income:
Net interest income was $12,064,000 for the first nine months of 2010, as compared to $12,005,000 in the same period in 2009.
Interest on loans decreased $915,000, or 5.8%, in the first nine months of 2010 as compared to the same period in 2009. An average weighted interest rate decrease of 38 basis points, and a decrease of $972,000 in the average balance of the loan portfolio, were responsible for lower interest income in comparison to the 2009 period.
Interest earned on investment securities and money market investments decreased $354,000 in the first nine months of 2010 as compared to 2009, with average balances increasing $5,485,000 during the period. The yield on money market investments (federal funds and interest bearing deposits) decreased by 122 basis points in the first nine months of 2010 as compared to the first nine months of 2009, due to the reduction in balances and rates in interest bearing deposits. Likewise, the overall pre-tax yield on the investment securities portfolio decreased during that same timeframe by 65 basis points.
Average interest-bearing deposits and securities sold under agreements to repurchase increased by $2,531,000, while average non-interest bearing deposits grew by $3,989,000, when comparing the first nine months of 2010 to the same period in 2009. This change in the mix of deposits, in addition to the sustained low rate environment, contributed to a reduction in the cost to fund earning assets, which was reduced by 56 basis points, to 1.43%, in the first nine months of 2010.
Total average earning assets during the first nine months of 2010 were $399,869,000, compared to $395,356,000 during the first nine months of 2009, yielding 5.45% in 2010 versus 5.94% in 2009. Funding costs for the earning assets were 1.43% and 1.89% for the nine months ended September 30, 2010 and 2009, respectively. Net interest margin on a fully tax-equivalent basis for the first nine months of 2010 was 4.22%. For the same period in 2009, the fully-tax equivalent net interest margin was 4.24%.
Provision for Loan Losses:
In the first nine months of 2010, the provision made for loan losses was $637,000. Management regularly reviews the adequacy of the loan loss reserve and makes assessments as to specific loan impairment, historical charge-off expectations, general economic conditions in the Bank’s market area, specific loan quality and other factors. In the first nine months of 2009, a loan loss provision of $377,000 was recorded. The increase in the provision in the 2010 period resulted from the reduction in the value of collateral supporting several impaired loans.

Non-interest income:
Non-interest income in the first nine months of 2010 was $2,983,000, compared to $3,103,000 in the first nine months of 2009, a decrease of $120,000. As mentioned in the overview above, there were several items that impact comparability on non-interest income when making comparisons of the two periods. The following table quantifies the impact of these items.

	Year-to-date through September 30,
Non-interest income (in thousands)	2010	2009
Securities other-than-temporary impairment charge	$(40)	$(226)
Gains on the sale of securities	31	—
Gains on the sale of OREO	36	—
Refund of overcharged PA sales tax from years 2004-2006	—	40
Prior period income from credit-life insurance sales	—	323

Total positive impact on non-interest income	$27	$137

In the nine months ended in September 2010, management identified other-than-temporary impairment on one equity in the Corporation’s common stock portfolio and, accordingly, an impairment charge to earnings of $40,000 was recorded. During the same period in 2009, management similarly identified other-than-temporary impairment on two equities in the Corporation’s common stock portfolio, resulting in an impairment charge to earnings of $226,000. The Corporation recognized no gains or losses from the sales or calls of securities during the first half of 2009, while a net gain of $31,000 was recorded in the first nine months of 2010. Sales of properties carried as other real estate generated net gains of $36,000 in the first nine months of 2010, as compared to a net gain of zero during the same period one year earlier. As a result of petitions to the state of Pennsylvania disputing certain charges for state sales tax over the periods of 2004 through 2006, the Corporation received a refund of $40,000 in the first half of 2009. Included also in non-interest income in the first nine months of 2009 was an adjustment of $323,000, representing previously unrecorded fees earned in prior periods from the sales of insurance policies on loans. The adjustment was deemed by management to be immaterial to the consolidated financial statements in all prior periods and therefore required no prior period restatement of earnings. These types of transactions generally do not occur on a regular basis as part of recurring operating income. In the aggregate, the positive impact of these transactions on non-interest income was $110,000 greater in the first nine months of 2009 than in the same period in 2010.
Trust fees earned in the first nine months of 2010 were $47,000 higher than those earned in the first nine months of 2009, primarily due to estate fees earned. Fees for customer service on deposit accounts in the first nine months of 2010 decreased compared to the same period in 2009 by $131,000, or 10.6%, due to reduced activity in the overdraft protection product, brought about in part by a change in regulation that modified the conditions under which overdraft fees are assessed. At $301,000, commissions from the sale of non-deposit products were 7.1% less than the $324,000 in commissions earned in 2009. Income from bank owned life insurance and annuities increased in the first nine months of 2010 compared to the first nine months of 2009 by $45,000, or 12.9%, as a result of carrier diversification. Income from our unconsolidated subsidiary was $179,000, representing earnings recorded under the equity method of accounting for the ownership of 39.16% of the First National Bank of Liverpool during the first nine months of 2010, a 22.6% increase over the previous year’s same period.
As a percentage of average assets, annualized non-interest income, exclusive of net gains on the sale of securities and impairment charge, was 0.91% in the first nine months of 2010 as compared to 1.02% in the same period of 2009. If the items impacting comparability were excluded from the computation, the ratios would be 0.90% in 2010 and 0.91% in 2009.
Non-interest expense:
Total non-interest expense increased $92,000, or 1.0%, in the first nine months of 2010 as compared to 2009. The calculation of the regular deposit insurance premium was revised in June of 2009 and the rate was increased, creating a negative variance of $103,000 in the first nine months of 2010 versus the first nine months of 2009. In addition to the increase in the regular premium, in June of 2009, a one-time special deposit insurance assessment by the FDIC of $194,000 was recorded. All financial institutions insured by the FDIC incurred the cost of a special assessment at that time based upon each banks insurance risk. This special assessment has not been repeated in 2010, and therefore, FDIC insurance expense through September 2010 was $91,000 lower than during the 2009 period.

Employee compensation and benefits costs increased by $63,000, or 1.2%, in first nine months of 2010 compared to the first nine months of 2009, primarily due to an increase in part time salaries and medical insurance costs. Other notable changes in non-interest expense in the comparable periods included increases of $27,000 in costs to maintain foreclosed assets and $43,000 in charitable donations.
As a percentage of average assets, annualized non-interest expense was 2.91% in the first nine months of both 2010 and 2009.
Provision for income taxes:
Income tax expense in the first nine months of 2010 was $161,000, or 11.9%, less than in the same time period in 2009. The effective tax rate in 2010 was 24.9% versus 26.0% in 2009. The ratio of tax-free interest-earning assets to total assets increased in 2010, providing for a lesser amount of non-taxable interest income.
Liquidity:
The objective of liquidity management is to ensure that sufficient funding is available, at a reasonable cost, to meet the ongoing operational cash needs of the Corporation and to take advantage of income producing opportunities as they arise. While the desired level of liquidity will vary depending upon a variety of factors, it is the primary goal of the Corporation to maintain a high level of liquidity in all economic environments. Principal sources of asset liquidity are provided by securities maturing in one year or less, other short-term investments such as federal funds sold and cash and due from banks. Liability liquidity, which is more difficult to measure, can be met by attracting deposits and maintaining the core deposit base. The Corporation is a member of the Federal Home Loan Bank of Pittsburgh for the purpose of providing short-term liquidity when other sources are unable to fill these needs. During the first nine months of 2010, the average balance of short-term borrowings from the Federal Home Loan Bank was $208,000, with none outstanding on September 30, 2010. As of September 30, 2010, the Corporation had no long-term debt and had unused borrowing capacity with the Federal Home Loan Bank of $150 million.
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
Off-Balance Sheet Arrangements:
The Corporation’s consolidated financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk, credit risk, and interest rate risk. These commitments consist mainly of loans approved but not yet funded, unused lines of credit and letters of credit issued using the same credit standards as on-balance sheet instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment terms. Letters of credit are conditional commitments issued to guarantee the financial performance obligation of a customer to a third party. Unused commitments and letters of credit at September 30, 2010 were $21,185,000 and $968,000, respectively. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation. Management believes that any amounts actually drawn upon can be funded in the normal course of operations. The Corporation has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or the availability of capital resources.
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

Capital Adequacy:
Bank regulatory authorities in the United States issue risk-based capital standards. These capital standards relate a banking Corporation’s capital to the risk profile of its assets and provide the basis by which all banking companies and banks are evaluated in terms of capital adequacy. The risk-based capital standards require all banks to have Tier 1 capital of at least 4% and total capital, including Tier 1 capital, of at least 8% of risk-adjusted assets. Tier 1 capital includes common stockholders’ equity and qualifying perpetual preferred stock together with related surpluses and retained earnings. Total capital is comprised of Tier 1 capital, limited life preferred stock, qualifying debt instruments, and the reserves for possible loan losses. Banking regulators have also issued leverage ratio requirements. The leverage ratio requirement is measured as the ratio of Tier 1 capital to adjusted average assets. At September 30, 2010, the Bank exceeded the regulatory requirements to be considered a “well capitalized” financial institution, i.e., a leverage ratio exceeding 5%, Tier 1 capital exceeding 6% and total capital exceeding 10%.
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
Recent declines and volatility in the values of financial institution stocks have significantly reduced the likelihood of realizing significant gains in the near-term. Although the Corporation has realized occasional gains from this portfolio in the past, the primary objective of the portfolio is to achieve value appreciation in the long term while earning consistent attractive after-tax yields from dividends. The carrying value of the financial institutions stocks accounted for 0.2% of the Corporation’s total assets as of September 30, 2010. Management performs an impairment analysis on the entire investment portfolio, including the financial institutions stocks on a quarterly basis. As of September 30, 2010, “other-than-temporary” impairment was identified and recorded on one stock. There is no assurance that further declines in market values of the common stock portfolio in the future will not result in “other-than-temporary” impairment charges, depending upon facts and circumstances present.
The equity investments in the Corporation’s portfolio had an adjusted cost basis of approximately $935,000 and a fair value of $835,000 at September 30, 2010. Net unrealized losses in this portfolio were approximately $100,000 at September 30, 2010.
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
The primary objective of the Corporation’s asset-liability management process is to maximize current and future net interest income within acceptable levels of interest rate risk while satisfying liquidity and capital requirements. Management recognizes that a certain amount of interest rate risk is inherent, appropriate and necessary to ensure profitability. A simulation analysis is used to assess earnings and capital at risk from movements in interest rates. The model considers three major factors of (1) volume differences, (2) repricing differences, and (3) timing in its income simulation. As of the most recent model run, data was disseminated into appropriate repricing buckets, based upon the static position at that time. The interest-earning assets and interest-bearing liabilities were assigned a multiplier to simulate how much that particular balance sheet item would re-price when interest rates change. Finally, the estimated timing effect of rate changes is applied, and the net interest income effect is determined on a static basis (as if no other factors were present). As the table below indicates, based upon rate shock simulations on a static basis, the Corporation’s balance sheet is relatively rate-neutral as rates would change downward. Each 100 basis point increase results in approximately $129,000 decline in net interest income in the static environment. This negative effect of rising rates is offset to a large degree by the positive effect of imbedded options that include loans floating off their floors and likely internal deposit pricing strategies. After applying the effects of options, over a one-year period, the net effect of an immediate 100, 200, 300 and 400 basis point rate increase would change net interest income by $(67,000), $(23,000), $65,000 and $155,000, respectively. Rate shock modeling was done for a declining rate of 25 basis points only, as the federal funds target rate currently is between zero and 0.25%. As the table below indicates, the net effect of interest rate risk on net interest income is neutral in a rising rate environment. Juniata’s rate risk policies provide for maximum limits on net interest income that can be at risk for 100 through 400 basis point changes in interest rates.

Effect of Interest Rate Risk on Net Interest Income
(Dollars in thousands)

	Change in Net	Change in Net
Change in	Interest Income	Interest Income	Total Change in
Interest Rates	Due to Interest	Due to Imbedded	Net Interest
(Basis Points)	Rate Risk (Static)	Options	Income

400	$(516)	$671	$155
300	(386)	451	65
200	(257)	234	(23)
100	(129)	62	(67)
0	—	—	—
-25	33	(35)	(2)
The net interest income at risk position remained within the guidelines established by the Corporation’s asset/liability policy.
No material change has been noted in the Bank’s equity value at risk. Please refer to the Annual Report on Form 10-K as of December 31, 2009 for further discussion of this matter.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of September 30, 2010, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 (“Exchange Act”), Rule 13a-15(e). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Corporation reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.
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
On July 21, 2010, the President of the United States signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”). The goals of the new legislation include restoring public confidence in the financial system following the 2007-2008 financial and credit crises, preventing another financial crisis and allowing regulators to identify failings in the system before another crisis can occur. Among other things, the Act creates the Financial Stability Oversight Council, with oversight authority for monitoring and regulating systemic risk, and the Bureau of Consumer Financial Protection, which will have broad regulatory and enforcement powers over consumer financial products and services. The Act also changes the responsibilities of the current federal banking regulators, imposes additional corporate governance and disclosure requirements in areas such as executive compensation and proxy access, and limits or prohibits proprietary trading and hedge fund and private equity activities of banks. The scope of the Act impacts many aspects of the financial services industry, and it requires the development and adoption of many implementing regulations over the next several months and years; thus, the effects of the Act on the financial services industry will depend, in large part, upon the extent to which regulators exercise the authority granted to them under the Act and the approaches taken in implementing regulations. The Corporation and the entire financial services industry have begun to assess the potential impact of the Act on business and operations, but at this early stage, the likely impact cannot be ascertained with any degree of certainty. However, it would appear that the Corporation is likely to be impacted by the Act in the areas of corporate governance, deposit insurance assessments, capital requirements and restrictions on fees that may be charged to consumers.

Mortgage foreclosure practices and procedures in our industry have come under public and regulatory scrutiny.
Recently, the media began reporting on possible documentation and procedural problems with respect to mortgage foreclosures at several of the nation’s largest banks and mortgage servicing businesses. As a result of the economic downturn which began in 2008 and which persists today, larger banks and mortgage servicing companies have been processing a large number of foreclosures nationwide. It has been reported that, in some foreclosures, the required procedural steps (which often vary by state and in some cases by local jurisdictions within a state) required to complete a foreclosure have not been followed. As a result, questions have been raised concerning the validity of some foreclosures. The foreclosure procedures used by banks and servicing companies have also come under scrutiny by consumer advocates, attorneys representing borrowers, federal and state government officials and banking regulators.
As a financial institution, Juniata offers residential mortgage loans. A small percentage of Juniata’s borrowers default on their mortgage loans. When a default occurs, Juniata attempts to resolve the default in a way that provides the greatest return to Juniata, which is typically achieved by pursuing options that allow the borrower to remain as the owner of the home. However, when these efforts are not successful, it becomes necessary for Juniata to foreclose on the loan. Unlike larger banks and mortgage servicers, however, Juniata analyzes whether foreclosure is necessary on a case-by-case basis and the number of residential foreclosures undertaken by Juniata is not substantial. Juniata is not aware of any material deficiencies with respect to its foreclosure procedures.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information on repurchases by the Corporation of its common stock in each month of the quarter ended September 30, 2010:

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number	Average	Part of Publicly	Shares that May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	per Share	Programs	Plans or Programs (1)

July 1–31, 2010	—	$—	—	147,836
August 1–31, 2010	—	—	—	147,836
September 1–30, 2010	8,300	17.50	8,300	139,536

Totals	8,300		8,300	139,536

(1)
On March 23, 2001, the Corporation announced plans to buy back 100,000 (200,000 on a post-split basis) shares of its common stock. There is no expiration date to this buyback plan, but subsequent to the initial plan, the Board of Directors authorized the repurchase of 400,000 additional shares in 2005 and then authorized 200,000 additional shares in September of 2008. As of November 8, 2010, the number of shares that may yet be purchased under the program was 139,536. No repurchase plan or program expired during the period covered by the table. The Corporation has no stock repurchase plan or program that it has determined to terminate prior to expiration or under which it does not intend to make further purchases.

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

Juniata Valley Financial Corp. (Registrant)
Date 11-08-2010	By:	/s/ Marcie A. Barber
Marcie A. Barber, President and
Chief Executive Officer

Date 11-08-2010	By:	/s/ JoAnn N. McMinn
JoAnn N. McMinn, Chief Financial Officer,
Principal Accounting Officer and Principal Financial Officer