Form 10-K
period 2010-12-31
JUNIATA VALLEY FINANCIAL CORP
filed 2011-03-15
CIK 714712

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended December 31, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 0-13232
Juniata Valley Financial Corp.
(Exact name of registrant as specified in its charter)

Pennsylvania	23-2235254
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

Bridge and Main Streets, PO Box 66
Mifflintown, PA	17059-0066
(Address of principal executive offices)	(Zip Code)
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $74,962,388. (1)
There were 4,254,765 shares of the registrant’s common stock outstanding as of March 4, 2011.

(1)
The aggregate dollar amount of the voting stock set forth equals the number of shares of the Company’s Common Stock outstanding, reduced by the amount of Common Stock held by officers, directors, shareholders owning in excess of 10% of the Company’s Common Stock and the Company’s employee benefit plans multiplied by the last reported sale price for the Company’s Common Stock on June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter. The information provided shall not be construed as an admission that any officer, director or 10% shareholder of the Company, or any employee benefit plan, may be deemed an affiliate of the Company or that such person or entity is the beneficial owner of the shares reported as being held by such person or entity, and any such inference is hereby disclaimed.

DOCUMENTS INCORPORATED BY REFERENCE
(Specific sections incorporated are identified under applicable items herein)
Certain portions of the Company’s Annual Report to Shareholders for the year ended December 31, 2010 are incorporated by reference in Parts I and II of this Report.
With the exception of the information incorporated by reference in Parts I and II of this Report, the Company’s Annual Report to Shareholders for the year ended December 31, 2010 is not to be deemed “filed” with the Securities and Exchange Commission for any purpose.
Certain portions of the Company’s Proxy Statement to be filed in connection with its 2011 Annual Meeting of Shareholders are incorporated by reference in Part III of this Report; provided, however, that any information in such Proxy Statement that is not required to be included in this Annual Report on Form 10-K shall not be deemed to be incorporated herein or filed for the purposes of the Securities Act of 1933 or the Securities Exchange Act of 1934.
Other documents incorporated by reference are listed in the Exhibit Index.

PART I
ITEM 1. BUSINESS
Overview
Juniata Valley Financial Corp. (the “Company” or “Juniata”) is a Pennsylvania corporation that was formed in 1983 as a result of a plan of merger and reorganization of The Juniata Valley Bank (the “Bank”). The plan was approved by the various regulatory agencies on June 7, 1983, and Juniata, a one-bank holding company, registered under the Bank Holding Company Act of 1956. The Bank is the oldest independent commercial bank in Juniata and Mifflin Counties, having originated under a state bank charter in 1867. The Company has one reportable segment, consisting of the Bank, as described in Note 1 of Notes to Consolidated Financial Statements contained in the Company’s 2010 Annual Report to Shareholders (“2010 Annual Report”).
Nature of Operations
Juniata operates primarily in central Pennsylvania with the purpose of delivering financial services within its local market. The Company provides retail and commercial banking services through 12 offices in the following locations: five community offices in Juniata County; five community offices in Mifflin County, as well as a financial services office; one community office in each of Perry and Huntingdon Counties; and a loan production office in Centre County. The Company offers a full range of consumer and commercial banking services. Consumer banking services include: Internet banking; telephone banking; ten automated teller machines; personal checking accounts; club accounts; checking overdraft privileges; money market deposit accounts; savings accounts; debit cards; certificates of deposit; individual retirement accounts; secured and unsecured lines of credit; construction and mortgage loans; and safe deposit boxes. Commercial banking services include: low and high-volume business checking accounts; Internet account management services; ACH origination; payroll direct deposit; commercial lines of credit; commercial letters of credit; and commercial term and demand loans. Comprehensive trust, asset management and estate services are provided, and the Company has a contractual arrangement with a broker-dealer to offer a full range of financial services, including annuities, mutual funds, stock and bond brokerage services and long-term care insurance to the Bank’s customers. Management believes the Bank has a relatively stable deposit base with no major seasonal depositor or group of depositors. Most of the Company’s commercial customers are small and mid-sized businesses in central Pennsylvania.
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
In commercial transactions, the Company believes that the Bank’s legal lending limit to a single borrower (approximately $6,626,000 as of December 31, 2010) enables it to compete effectively for the business of small and mid-sized businesses. However, this legal lending limit is considerably lower than that of various competing institutions and thus may act as a constraint on the Bank’s effectiveness in competing for financings in excess of the limit.
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
Other competitors, including credit unions, consumer finance companies, insurance companies and money market mutual funds, compete with certain lending and deposit services offered by the Bank. The Bank also competes with insurance companies, investment counseling firms, mutual funds and other business firms and individuals in corporate and trust investment management services.
Supervision and Regulation
The Company operates in a highly regulated industry, and thus may be affected by changes in state and federal regulations and legislation. As a registered bank holding company under the Bank Holding Company Act of 1956, as amended, the Company is subject to supervision and examination by the Board of Governors of the Federal Reserve System and is required to file with the Federal Reserve Board periodic reports and information regarding its business operations and those of the Bank. In addition, under the Pennsylvania Banking Code of 1965, the Pennsylvania Department of Banking has the authority to examine the books, records and affairs of the Company and to require any documentation deemed necessary to ensure compliance with the Pennsylvania Banking Code.
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
The Company is generally prohibited under the Act from engaging in, or acquiring direct or indirect ownership or control of more than five percent of the voting shares of any company engaged in, nonbanking activities unless the Federal Reserve Board, by order or regulation, has found such activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making such determination, the Federal Reserve Board considers whether the performance of these activities by a bank holding company can reasonably be expected to produce benefits to the public that outweigh the possible adverse effects.

A satisfactory safety and soundness rating, particularly with regard to capital adequacy, and a satisfactory Community Reinvestment Act rating, are generally prerequisites to obtaining federal regulatory approval to make acquisitions and open branch offices. As of December 31, 2010, the Bank was rated “outstanding” under the Community Reinvestment Act and was a “well capitalized” bank. An institution’s Community Reinvestment Act rating is considered in determining whether to grant approvals relating to charters, branches and other deposit facilities, relocations, mergers, consolidations and acquisitions. Less than satisfactory performance may be the basis for denying an application.
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
FDIC Insurance
The Federal Deposit Insurance Corporation (“FDIC”) is an independent federal agency that insures the deposits, up to prescribed statutory limits, of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. The FDIC previously administered two separate insurance funds, the Bank Insurance Fund (“BIF”), which generally insured commercial bank and state savings bank deposits, and the Savings Association Insurance Fund (“SAIF”), which generally insured savings association deposits.
Under the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”), (i) the BIF and the SAIF were merged into a new combined fund, called the Deposit Insurance Fund, effective March 31, 2006, (ii) the then-current $100,000 deposit insurance coverage was indexed for inflation (with adjustments every five years, commencing January 1, 2011); and (iii) deposit insurance coverage for retirement accounts was increased to $250,000 per participant subject to adjustment for inflation. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”) permanently raised the standard maximum deposit insurance coverage amount to $250,000 and made the increase retroactive to January 1, 2008. This was effective immediately upon the President’s signature on July 21, 2010. The FDIC deposit insurance coverage limit applies per depositor, per insurance depository institution for each account ownership category. The FDIC has been given greater latitude in setting the assessment rates for insured depository institutions which could be used to impose minimum assessments.
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

Recent bank failures significantly increased the Deposit Insurance Fund’s losses. As a result of a decline in the reserve ratio of the Deposit Insurance Fund, the FDIC Board adopted a restoration plan and also raised assessment rates. Other changes included in the Reform Act are primarily intended to ensure that riskier institutions will bear a greater share of the proposed increase in assessments. The FDIC’s final rule raised the prior assessment rates uniformly by 7 basis points for the first quarter 2009 assessment period, and rates now range from 12 to 50 basis points. Institutions in the lowest risk category, Risk Category I, pay between 12 and 14 basis points. Effective April 1, 2009, the rule widened the range of rates overall and within Risk Category I. Initial base assessment rates range between 12 and 45 basis points — 12 -16 basis points for Category I. The initial base rates for risk categories II, III and IV were 20, 30 and 45 basis points, respectively. For institutions in any risk category, assessment rates rose above initial rates for institutions relying significantly on secured liabilities. Assessment rates increased for institutions with a ratio of secured liabilities (repurchase agreements, Federal Home Loan Bank advances, secured Federal Funds purchased and other secured borrowings) to domestic deposits of greater than 15%, with a maximum of 50% above the rate before such adjustment.
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
The operations of the Bank are also subject to numerous Federal, state and local laws and regulations which set forth specific restrictions and procedural requirements with respect to interest rates on loans, the extension of credit, credit practices, the disclosure of credit terms and discrimination in credit transactions. The Bank also is subject to certain limitations on the amount of cash dividends that it can pay. See Note 15 of Notes to Consolidated Financial Statements, contained in the 2010 Annual Report, which is included in Exhibit 13 to this report and incorporated by reference in this Item 1.

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
Under Federal Reserve Board policy, the Company is expected to act as a source of financial strength to the Bank and the First National Bank of Liverpool (“FNBL”), of which the Company owns 39.16%, and to commit resources to support the Bank and FNBL, in circumstances where they might not be in a financial position to support themselves. Consistent with the “source of strength” policy for subsidiary banks, the Federal Reserve Board has stated that, as a matter of prudent banking, a bank holding company generally should not maintain a rate of cash dividends unless its net income available to common stockholders has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears to be consistent with the Company’s capital needs, asset quality and overall financial condition.
See Note 15 of Notes to Consolidated Financial Statements, contained in the 2010 Annual Report and incorporated by reference in this Item 1, for a table that provides the Company’s risk based capital ratios and leverage ratio.
Federal banking agencies have broad powers to take corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are “well capitalized,” “adequately capitalized,” “under capitalized”, “significantly undercapitalized,” or “critically undercapitalized.” As of December 31, 2010, the Bank was a “well-capitalized” bank, as defined by the FDIC.
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
The United States is a member of the Basel Committee on Banking Supervision (“the Basel Committee”) that provides a forum for regular international cooperation on banking supervisory matters. The Basel Committee develops guidelines and supervisory standards and is best known for its international standards on capital adequacy; the Core Principles for Effective Banking Supervision and the Concordat on cross-border banking supervision.
In December 2010, the Basel Committee released its new framework for strengthening international capital and liquidity regulation, now officially identified as “Basel III”. Basel III, when implemented by the U.S. banking agencies and fully phased-in, will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity.
Basel III requires or permits the Federal banking agencies to adopt regulations affecting banking institutions’ capital requirements in a number of respects. The U.S. banking agencies have indicated informally that they expect to propose regulations implementing Basel III in mid-2011 with final adoption of implementing regulations in mid-2012. Accordingly, the regulations ultimately applicable to the Company and the Bank may be substantially different from the Basel III final framework as published in December 2010. Requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Company’s operating results. While uncertainty exists with regard to the final regulations, the Company is closely monitoring their proposal, adoption and implementation.
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
Office of Foreign Assets Control Regulation
The U.S. has instituted economic sanctions which affect transactions with designated foreign countries, nationals and others. These are typically known as the “OFAC rules” because they are administered by the Office of Foreign Assets Control of the U.S. Department of the Treasury (“OFAC”). The OFAC-administered sanctions target countries in various ways. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country, and prohibitions on “U.S. persons” engaging in financial transactions which relate to investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences for the institution.
Consumer Protection Statutes and Regulations
The Company is subject to many federal consumer protection statutes and regulations including the Truth in Lending Act, Truth in Savings Act, Equal Credit Opportunity Act, Fair Housing Act, Real Estate Settlement Procedures Act and Home Mortgage Disclosure Act. Among other things, these acts:
•	require banks to disclose credit terms in meaningful and consistent ways;
•	prohibit discrimination against an applicant in any consumer or business credit transaction;
•	prohibit discrimination in housing-related lending activities;
•	require banks to collect and report applicant and borrower data regarding loans for home purchases or improvement projects;
•	require lenders to provide borrowers with information regarding the nature and cost of real estate settlements;
•	prohibit certain lending practices and limit escrow account amounts with respect to real estate transactions, and;
•	prescribe possible penalties for violations of the requirements of consumer protection statutes and regulations.
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
On July 21, 2010, the President of the United States signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”). The goals of the new legislation include restoring public confidence in the financial system following the 2007-2008 financial and credit crises, preventing another financial crisis and allowing regulators to identify failings in the system before another crisis can occur. Among other things, the Act creates the Financial Stability Oversight Council, with oversight authority for monitoring and regulating systemic risk, and the Bureau of Consumer Financial Protection, which will have broad regulatory and enforcement powers over consumer financial products and services. The Act also changes the responsibilities of the current federal banking regulators, imposes additional corporate governance and disclosure requirements in areas such as executive compensation and proxy access, and limits or prohibits proprietary trading and hedge fund and private equity activities of banks. The scope of the Act impacts many aspects of the financial services industry, and it requires the development and adoption of many implementing regulations over the next several months and years; thus, the effects of the Act on the financial services industry will depend, in large part, upon the extent to which regulators exercise the authority granted to them under the Act and the approaches taken in implementing regulations. The Company and the entire financial services industry have begun to assess the potential impact of the Act on business and operations, but at this early stage, the likely impact cannot be ascertained with any degree of certainty. However, it would appear that the Company is likely to be impacted by the Act in the areas of corporate governance, deposit insurance assessments, capital requirements and restrictions on fees that may be charged to consumers.
Sarbanes-Oxley Act of 2002
The Sarbanes-Oxley Act of 2002 implemented a broad range of corporate governance, accounting and reporting measures for companies, like Juniata, that have securities registered under the Securities Exchange Act of 1934. Specifically, the Sarbanes-Oxley Act and the various regulations promulgated under the Act, established, among other things: (i) new requirements for audit committees, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of reporting companies; (iii) new standards for auditors and regulation of audits, including independence provisions that restrict non-audit services that accountants may provide to their audit clients; (iv) increased disclosure and reporting obligations for reporting companies and their directors and executive officers, including accelerated reporting of stock transactions and a prohibition on trading during pension blackout periods; and (v) a range of new and increased civil and criminal penalties for fraud and other violations of the securities laws. In addition, Sarbanes-Oxley required stock exchanges, such as NASDAQ, to institute additional requirements relating to corporate governance in their listing rules.
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
Employees
As of December 31, 2010, the Company had a total of 119 full-time employees and 15 part-time employees.
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
The Company’s Internet address is www.JVBonline.com. At that address, we make available, free of charge, the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act (see “Investor Information” section of website), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.
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
We reported non-cash, other-than-temporary impairment charges totaling $40,000 for the year ended December 31, 2010, $226,000 for the year ended December 31, 2009 and $554,000 for the year ended December 31, 2008, representing reductions in fair value below original cost of investments in common stocks of 11 financial institutions. We may be required to record future impairment charges on our investment securities if they suffer further declines in value that are considered other-than-temporary. Considerations used to determine other-than-temporary impairment status to individual holdings include the length of time the stock has remained in an unrealized loss position, and the percentage of unrealized loss compared to the carrying cost of the stock, dividend reduction or suspension, market analyst reviews and expectations, and other pertinent news that would affect expectations for recovery or further decline.
Recently enacted financial reform legislation may have a significant impact on the Company and results of its operations.
On July 21, 2010, the President of the United States signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”). The goals of the new legislation include restoring public confidence in the financial system following the 2007-2008 financial and credit crises, preventing another financial crisis and allowing regulators to identify failings in the system before another crisis can occur. Among other things, the Act creates the Financial Stability Oversight Council, with oversight authority for monitoring and regulating systemic risk, and the Bureau of Consumer Financial Protection, which will have broad regulatory and enforcement powers over consumer financial products and services. The Act also changes the responsibilities of the current federal banking regulators, imposes additional corporate governance and disclosure requirements in areas such as executive compensation and proxy access, and limits or prohibits proprietary trading and hedge fund and private equity activities of banks. The scope of the Act impacts many aspects of the financial services industry, and it requires the development and adoption of many implementing regulations over the next several months and years; thus, the effects of the Act on the financial services industry will depend, in large part, upon the extent to which regulators exercise the authority granted to them under the Act and the approaches taken in implementing regulations. The Company and the entire financial services industry have begun to assess the potential impact of the Act on business and operations, but at this early stage, the likely impact cannot be ascertained with any degree of certainty. However, it would appear that the Company is likely to be impacted by the Act in the areas of corporate governance, deposit insurance assessments, capital requirements and restrictions on fees that may be charged to consumers.

Our deposit insurance premium could be substantially higher in the future which would have an adverse effect on our future earnings.
The Act revised the statutory authorities governing the FDIC’s management of the Deposit Insurance Fund (the “DIF”). Key requirements from the Act have resulted in the FDIC’s adoption of the following proposed amendments: (1) redefined the assessment base used to calculate deposit insurance assessments to “average consolidated total assets minus average tangible equity”; (2) raised the DIF’s minimum reserve ratio to 1.35 percent and removed the upper limit on the reserve ratio; (3) revised adjustments to the assessment rates by eliminating one adjustment and adding another; and (4) revised the deposit insurance assessment rate schedules due to changes to the assessment base. Revised rate schedules and other revisions to the deposit insurance assessment rules would become effective April 1, 2011 and would be used to calculate the June 30, 2011 assessments which are due September 30, 2011. Though deposit insurance assessments maintain a risk-based approach, the FDIC’s proposed changes effective April 1, 2011, impose a more extensive risk-based assessment system on large insured depository institutions with at least $10 billion in total assets since they are more complex in nature and could pose greater risk. Due to the changes to the assessment base and assessment rates, as well as the DIF restoration time frame, the impact on the Company’s future deposit insurance assessments will likely result in decreased premiums in future years.
Changes in interest rates may have an adverse effect on the Company’s profitability.
The operations of financial institutions such as the Company are dependent to a large degree on net interest income, which is the difference between interest income from loans and investments and interest expense on deposits and borrowings. An institution’s net interest income is significantly affected by market rates of interest that in turn are affected by prevailing economic conditions, by the fiscal and monetary policies of the federal government and by the policies of various regulatory agencies. The Federal Reserve Board (“FRB”) regulates the national money supply in order to manage recessionary and inflationary pressures. In doing so, the FRB may use techniques such as engaging in open market transactions of U.S. Government securities, changing the discount rate and changing reserve requirements against bank deposits. The use of these techniques may also affect interest rates charged on loans and paid on deposits. The interest rate environment, which includes both the level of interest rates and the shape of the U.S. Treasury yield curve, has a significant impact on net interest income. See the section entitled “Market / Interest Rate Risk” and Table 5 — “Maturity Distribution” in Management’s Discussion and Analysis of Financial Condition in the 2010 Annual Report, incorporated by reference in this Item 1A for a discussion of the effects on net interest income over a twelve month period beginning on December 31, 2010 of simulated interest rate changes. Like all financial institutions, the Company’s balance sheet is affected by fluctuations in interest rates. Volatility in interest rates can also result in disintermediation, which is the flow of deposits away from financial institutions into direct investments, such as US Government and corporate securities and other investment vehicles, including mutual funds, which, because of the absence of federal insurance premiums and reserve requirements, generally pay higher rates of return than bank deposit products. See “Item 7: Management’s Discussion of Financial Condition and Results of Operations” and “Item 7A: Quantitative and Qualitative Disclosure about Market Risk”.
Recent negative developments in the financial services industry and U.S. and global credit markets may adversely impact our results of operations and our stock price.
The Company’s results of operations and financial condition are affected by conditions in the capital markets and the economy generally. The capital and credit markets have experienced extreme volatility and disruption in recent years. The volatility and disruption in these markets have produced downward pressure on the market value of financial institutions and limited credit availability to certain companies without regard to those companies’ underlying financial strength. Concerns over the availability and cost of credit and the decline in the U.S. real estate market also contributed to increased volatility in the capital and credit markets and diminished expectations for the economy. These factors precipitated the recent economic slowdown, and may have an adverse effect on the Company.

Economic downturns can adversely affect the Company in a number of ways, including:
•
Possibly reducing the Company’s customer deposits and demand for financial products, such as loans. The Company’s success depends significantly upon the growth in population, unemployment and income levels, deposits and housing starts in its geographic markets. Unlike large national institutions, the Company is not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies and geographic locations. If the communities in which the Company operates do not grow, or if prevailing economic conditions locally or nationally are unfavorable, its business could be adversely affected.

•
Potential for additional regulation. Negative developments in the financial industry and the domestic and international credit markets, and the impact of legislation in response to those developments, may negatively impact the Company’s operations and financial performance. The Company and its subsidiaries are subject to regulation and examinations by various regulatory authorities. New Federal or state laws and regulations regarding lending and funding practices, capital requirements, deposit insurance premiums, other bank-focused special assessments and liquidity standards may be enacted. Bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations, which may result in the issuance of formal enforcement orders.

The heightened, industry-wide attention associated with the processing of residential mortgage foreclosures may adversely affect the Company’s business.
In late 2010, the media began reporting on possible processing errors and documentation problems in mortgage foreclosures at several of the nation’s largest banks and mortgage servicing businesses. As a result of the economic downturn which began in 2008 and which persists today, larger banks and mortgage servicing companies have been challenged with processing tens of thousands of foreclosures nationwide. It has been reported that, in some foreclosures, the required procedural steps (which often vary by state and in some cases by local jurisdictions within a state) required to complete a foreclosure have not been followed. As a result, there were questions concerning the validity of some foreclosures. The foreclosure procedures used by banks and servicing companies have also come under scrutiny by consumer advocates, attorneys representing borrowers, the Attorneys General in each of the 50 states and banking regulators.
As a financial institution, the Company offers a variety of residential mortgage loan products. Nearly all of the mortgage loans originated by the Company are made in Pennsylvania. The Company also services loans owned by investors in accordance with the investors’ guidelines. A small percentage of the Company’s residential mortgage borrowers default on their mortgage loans. When this occurs, the Company attempts to resolve the default in a way that provides the greatest return to the Company or is in accordance with investor guidelines; typically, options are pursued that allow the borrower to remain the owner of their home. However, when these efforts are not successful, it becomes necessary for the Company to foreclose on the loan. The number of residential foreclosures undertaken by the Company is not substantial.
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
There is significant competition among banks in the market areas served by the Company. In addition, as a result of deregulation of the financial industry, the Bank also competes with other providers of financial services such as savings and loan associations, credit unions, consumer finance companies, securities firms, insurance companies, the mutual funds industry, full service brokerage firms and discount brokerage firms, some of which are subject to less extensive regulations than the Company with respect to the products and services they provide. Some of the Company’s competitors have greater resources than the Company and, as a result, may have higher lending limits and may offer other services not offered by our Company. See “Item 1: Business - Competition.”
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
The Articles of Incorporation of the Company presently contain certain provisions which may be deemed to be “anti-takeover” in nature in that such provisions may deter, discourage or make more difficult the assumption of control of the Company by another Company or person through a tender offer, merger, proxy contest or similar transaction or series of transactions. In addition, provisions of Pennsylvania law could similarly make it more difficult for a third party to acquire control of the Company. The overall effects of the “anti-takeover” provisions may be to discourage, make more costly or more difficult, or prevent a future takeover offer, thereby preventing shareholders from receiving a premium for their securities in a takeover offer. These provisions may also increase the possibility that a future bidder for control of the Company will be required to act through arms-length negotiation with the Company’s Board of Directors. Copies of the Articles of Incorporation of the Company are on file with the Securities and Exchange Commission and the Pennsylvania Secretary of State.

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
The Bank owns and operates exclusively for banking purposes, the buildings located at:
1 South Main Street, Mifflintown, Pennsylvania
218 Bridge Street, Mifflintown, Pennsylvania (its corporate headquarters)
1762 Butcher Shop Road, Mifflintown, Pennsylvania (operations center and Trust offices)
301 Market Street, Port Royal, Pennsylvania (branch office)
30580 Rt. 35, McAlisterville, Pennsylvania (branch office)
Four North Market Street, Millerstown, Pennsylvania (branch office)
17428 Tuscarora Creek Road, Blairs Mills, Pennsylvania (branch office)
One East Market Street, Lewistown, Pennsylvania (branch office)
20 Prince Street, Reedsville, Pennsylvania (branch office)
100 West Water Street, Lewistown, Pennsylvania (branch office)
320 South Logan Boulevard, Burnham, Pennsylvania (branch office)
571 Main Street, Richfield, Pennsylvania (branch office)
The Bank leases four offices:
Branch Offices —
5924 River Road, Mifflintown, Pennsylvania (lease expires December 31, 2012)
Wal-Mart Supercenter, Route 522 South, Lewistown, Pennsylvania (lease expires October 2011)
Financial Services Office —
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
ITEM 4. Removed and Reserved
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information:
Information regarding the market for the Company’s stock, the market price of the stock and dividends that the Company has paid is included in the Company’s Annual Report to Shareholders for the year ended December 31, 2010, in the section entitled “Common Stock Market Prices and Dividends,” and is incorporated by reference in this Item 5.
Holders:
As of March 4, 2011, there were approximately 1,790 registered holders of the Company’s outstanding common stock.
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

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number	Average	Part of Publicly	Shares that May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	per Share	Programs	Plans or Programs
October 1-31, 2010	—	$—	—	139,536
November 1-30, 2010	17,500	17.44	17,500	122,036
December 1-31, 2010	—	—	—	122,036

Totals	17,500		17,500	122,036

Performance Graph:
The following graph shows the yearly percentage change in the Company’s cumulative total shareholder return on its common stock from December 31, 2005 to December 31, 2010 compared with the Russell 3000 Index and a peer group index (the “Juniata Valley Custom Peer Group 2010”), consisting of seven bank holding companies that operate within our immediate market area. The bank holding companies are First Community Financial Corporation, F.N.B. Corporation, Kish Bancorp, Inc., Mifflinburg Bank & Trust Company, Mid Penn Bancorp, Inc., Northumberland Bancorp and Orrstown Financial Services, Inc.

	Period Ending
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Juniata Valley Financial Corp.	100.00	90.33	92.13	88.51	85.32	86.88
Russell 3000	100.00	115.71	121.66	76.27	97.89	114.46
Juniata Valley Custom Peer Group 2010*	100.00	109.06	95.72	89.16	60.16	79.18

*
Juniata Valley Custom Peer Group 2010 consists of First Community Financial Corporation (FMFP), F.N.B. Corporation (FNB), Kish Bancorp, Inc.(KISB), Mifflinburg Bank & Trust Company (MIFF), Mid Penn Bancorp, Inc. (MPB), Northumberland Bancorp (NUBC), and Orrstown Financial Services, Inc (ORRF)

ITEM 6. SELECTED FINANCIAL DATA
The section entitled “Five Year Financial Summary — Selected Financial Data” in the Company’s Annual Report to Shareholders for the year ended December 31, 2010 is incorporated by reference in this Item 6.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The section entitled “Management’s Discussion and Analysis of Financial Condition” and “Results of Operations” in the Company’s Annual Report to Shareholders for the year ended December 31, 2010 is incorporated by reference in this Item 7.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
The section entitled “Management’s Discussion and Analysis — Financial Condition — Market / Interest Rate Risk” in the Company’s Annual Report to Shareholders for the year ended December 31, 2010 is incorporated by reference in this Item 7A.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Company’s Consolidated Financial Statements and the Notes to Consolidated Financial Statements thereto included in the Company’s Annual Report to Shareholders for the year ended December 31, 2010 is incorporated by reference in this Item 8.
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
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
The Company’s management, with the participation of its CEO and CFO, conducted an evaluation, as of December 31, 2010, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based on this evaluation, the Company’s CEO and CFO concluded that, as of the end of the period covered by this annual report, the Company’s disclosure controls and procedures were effective in reaching a reasonable level of assurance that management is timely alerted to material events relating to the Company during the period when the Company’s periodic reports are being prepared.
Report on Management’s Assessment of Internal Control over Financial Reporting
The management of the Company is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of December 31, 2010, an evaluation was performed under the supervision and with the participation of Management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, management concluded that disclosure controls and procedures as of December 31, 2010 were effective in ensuring material information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized and reported on a timely basis. Additionally, there were no changes in the Company’s internal control over financial reporting.
Management’s responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal control over financial reporting that are designed to produce reliable financial statements in accordance with accounting principles generally accepted in the United States of America. As disclosed in the Report on Management’s Assessment of Internal Control Over Financial Reporting, Management assessed the Company’s system of internal control over financial reporting as of December 31, 2010, in relation to criteria for effective internal control over financial reporting as described in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, Management believes that, as of December 31, 2010, its system of internal control over financial reporting met those criteria and is effective.
The independent registered public accounting firm that audited the consolidated financial statements included in the annual report has issued an attestation report on the registrant’s internal control over financial reporting.

/s/ Marcie A. Barber Marcie A. Barber, President and Chief Executive Officer

/s/ JoAnn N. McMinn JoAnn N. McMinn, Chief Financial Officer
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm on Effectiveness of Internal Control over
Financial Reporting
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Juniata Valley Financial Corp.
Mifflintown, Pennsylvania
We have audited Juniata Valley Financial Corp. and its wholly-owned subsidiary’s The Juniata Valley Bank, (the “Company”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report on Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Company, maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Juniata Valley Financial Corp. and its wholly-owned subsidiary, The Juniata Valley Bank as of December 31, 2010 and 2009 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated March 15, 2011 expressed an unqualified opinion.
ParenteBeard LLC
Lancaster, Pennsylvania
March 15, 2011
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated by reference herein is information appearing in the Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2011 (the “Proxy Statement”) under the captions “Directors of the Company”, “Executive Officers of the Company”, “Meetings and Committees of the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance”. The Company has adopted a Code of Ethics that is applicable to the Company’s Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer and other designated senior officers, which can be found in the Investor Information — Governance Documents section of the Company’s website at www.JVBonline.com. The Company will file its Proxy Statement on or before April 29, 2011.
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

Number of securities
	Number of		remaining available
	securities to be		for future issuance
	issued upon exercise	Weighted average	under equity
	of outstanding	exercise price of	compensation plans
	options, warrants	outstanding options,	(excluding securities
	and rights	warrants and rights	reflected in column a)
Plan Category	a	b	c

Equity compensation plans approved by security holders	92,953	$18.83	195,522

Equity compensation plans not approved by security holders	—	—

Total	92,953	$18.83	195,522

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Incorporated by reference herein is the information contained in the Proxy Statement under the caption “Related Party Transactions” and “Corporate Governance and Board Matters”.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated by reference herein is information contained in the Proxy Statement under the caption “Independent Registered Public Accounting Firm”.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) The following consolidated financial statements of the Company are filed as part of this Form 10-K:
(i)	Report of Independent Registered Public Accounting Firm

(ii)	Consolidated Statements of Financial Condition as of December 31, 2010 and December 31, 2009

(iii)	Consolidated Statements of Income for the fiscal years ended December 31, 2010, December 31, 2009 and December 31, 2008

(iv)	Consolidated Statements of Stockholders’ Equity for the fiscal years ended December 31, 2010, December 31, 2009 and December 31, 2008

(v)	Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2010, December 31, 2009 and December 31, 2008

(vi)	Notes to Consolidated Financial Statements
(a)(2) Financial Statements Schedules. All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and have therefore been omitted.
(a)(3) Exhibits.

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 4.1 to the Company’s Form S-3 Registration Statement No. 333-129023 filed with the SEC on October 14, 2005)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2007)

10.1	1982 Directors Deferred Compensation Agreement for A. Jerome Cook (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2009)*

10.2	1986 Directors Deferred Compensation Agreement for A. Jerome Cook (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2009) *

10.3	1988 Retirement Program for Directors (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2009) *

10.4	1991 Directors Deferred Compensation Agreement for A. Jerome Cook (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2009) *

10.5	1993 Directors Deferred Compensation Agreement for Dale G. Nace (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2009) *

10.6	1999 Directors Deferred Compensation Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2009) *

10.7	Amendments to the 1999 Directors Deferred Compensation Agreement *

10.8	Director Supplemental Life Insurance/ Split Dollar Plan (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2009) *

10.9	2004 Executive Annual Incentive Plan (incorporated by reference to Exhibit 10.15 to the Company’s report on Form 10-K filed with the SEC on March 16, 2005)*

10.10	Exhibits A-B to 2004 Executive Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to the Corporation’s report on Form 8-K filed with the SEC on March 9, 2011)*

10.11	Change of Control Severance Agreement with JoAnn N. McMinn (incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2005).*

10.12	Salary Continuation Agreement with Francis J. Evanitsky (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2006)*

10.13	Salary Continuation Agreement with JoAnn N. McMinn (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2008)*

10.14	Salary Continuation Agreement with Marcie A. Barber (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2008)*

10.15	Change of Control Severance Agreement with Marcie A. Barber (incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K filed with the SEC on May 27, 2008).*

10.16	Juniata Valley Financial Corp. 2011 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 15, 2011)*

10.17	Technology Outsourcing Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 22, 2010).

13.1	Excerpts from 2010 Annual Report to Shareholders

16.1	Letter from Beard Miller Company LLP to SEC (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 2, 2009).

21.1	Subsidiaries of Juniata Valley Financial Corp.

23.1	Consent of ParenteBeard LLC

31.1	Rule 13a-4(d) Certification of Marcie A. Barber

31.2	Rule 13a-4(d) Certification of JoAnn N. McMinn

32.1	Section 1350 Certification of Marcie A. Barber

32.2	Section 1350 Certification of JoAnn N. McMinn

*	Denotes a compensatory plan.

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

JUNIATA VALLEY FINANCIAL CORP. (REGISTRANT) Date: March 15, 2011
/s/ Marcie A. Barber
By:	Marcie A. Barber
Director, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Philip E. Gingerich, Jr.
Philip E. Gingerich, Jr.	March 15, 2011
Chairman

/s/ Timothy I. Havice
Timothy I. Havice	March 15, 2011
Vice Chairman

/s/ Charles L. Hershberger
Charles L. Hershberger	March 15, 2011
Secretary

/s/ Marcie A. Barber
Marcie A. Barber	March 15, 2011
Director and Chief Executive Officer
(Principal Executive Officer)

/s/ A. Jerome Cook
A. Jerome Cook	March 15, 2011
Director

/s/ Martin L. Dreibelbis
Martin L. Dreibelbis	March 15, 2011

/s/ Jan G. Snedeker
Jan G. Snedeker	March 15, 2011
Director

/s/ Francis J. Evanitsky
Francis J. Evanitsky	March 15, 2011
Director

/s/ Dale G. Nace
Dale G. Nace	March 15, 2011
Director

/s/ Robert K. Metz, Jr.
Robert K. Metz, Jr.	March 15, 2011
Director

/s/ Richard M. Scanlon
Richard M. Scanlon, DMD	March 15, 2011
Director

/s/ JoAnn N. McMinn
JoAnn N. McMinn	March 15, 2011
Chief Financial Officer
(Principal Accounting and Financial Officer)