Form 10-Q
period 2011-03-31
JUNIATA VALLEY FINANCIAL CORP
filed 2011-05-09
CIK 714712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934
For the quarterly period ended March 31, 2011
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 9, 2011
Common Stock ($1.00 par value)	4,238,265 shares

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
Juniata Valley Financial Corp. and Subsidiary
Consolidated Statements of Financial Condition
(Unaudited, in thousands, except share data)

	March 31,	December 31,
	2011	2010
ASSETS
Cash and due from banks	$8,481	$12,758
Interest bearing deposits with banks	147	218
Federal funds sold	4,900	12,300

Cash and cash equivalents	13,528	25,276

Interest bearing time deposits with banks	1,096	1,345
Securities available for sale	100,982	79,923
Restricted investment in Federal Home Loan Bank (FHLB) stock	1,983	2,088
Investment in unconsolidated subsidiary	3,607	3,550

Total loans, net of unearned interest	297,450	298,102
Less: Allowance for loan losses	(2,901)	(2,824)
Total loans, net of allowance for loan losses	294,549	295,278
Premises and equipment, net	6,943	7,067
Other real estate owned	340	412
Bank owned life insurance and annuities	13,693	13,568
Core deposit intangible	243	254
Goodwill	2,046	2,046
Accrued interest receivable and other assets	5,730	4,946

Total assets	$444,740	$435,753

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$62,219	$60,696
Interest bearing	324,198	316,094

Total deposits	386,417	376,790
Securities sold under agreements to repurchase	2,631	3,314
Other interest bearing liabilities	1,201	1,200
Accrued interest payable and other liabilities	4,588	4,473

Total liabilities	394,837	385,777

Stockholders’ Equity:
Preferred stock, no par value:
Authorized — 500,000 shares, none issued	—	—
Common stock, par value $1.00 per share:
Authorized — 20,000,000 shares
Issued — 4,745,826 shares
Outstanding —
4,238,265 shares at March 31, 2011;
4,257,765 shares at December 31, 2010	4,746	4,746
Surplus	18,360	18,354
Retained earnings	38,213	37,868
Accumulated other comprehensive loss	(1,558)	(1,465)
Cost of common stock in Treasury:
507,561 shares at March 31, 2011;
488,061 shares at December 31, 2010	(9,858)	(9,527)

Total stockholders’ equity	49,903	49,976

Total liabilities and stockholders’ equity	$444,740	$435,753

See accompanying notes to consolidated financial statements.

Juniata Valley Financial Corp. and Subsidiary
Consolidated Statements of Income
(Unaudited)
(in thousands, except share data)

	Three Months Ended
	March 31,
	2011	2010
Interest income:
Loans, including fees	$4,592	$5,036
Taxable securities	253	233
Tax-exempt securities	233	275
Federal funds sold	2	1
Other interest income	8	9

Total interest income	5,088	5,554

Interest expense:
Deposits	1,175	1,519
Securities sold under agreements to repurchase	1	1
Short-term borrowings	—	1
Long-term debt	—	34
Other interest bearing liabilities	7	3

Total interest expense	1,183	1,558

Net interest income	3,905	3,996
Provision for loan losses	88	285

Net interest income after provision for loan losses	3,817	3,711

Noninterest income:
Trust fees	113	120
Customer service fees	312	382
Earnings on bank-owned life insurance and annuities	119	122
Commissions from sales of non-deposit products	103	96
Income from unconsolidated subsidiary	65	56
Gain on sales or calls of securities	5	12
Gain (Loss) on sales of other assets	15	(1)
Other noninterest income	292	236

Total noninterest income	1,024	1,023

Noninterest expense:
Employee compensation expense	1,255	1,286
Employee benefits	401	416
Occupancy	243	233
Equipment	155	119
Data processing expense	322	365
Director compensation	77	87
Professional fees	139	93
Taxes, other than income	127	130
FDIC Insurance premiums	133	147
Amortization of intangibles	11	11
Other noninterest expense	315	258

Total noninterest expense	3,178	3,145

Income before income taxes	1,663	1,589
Provision for income taxes	424	401

Net income	$1,239	$1,188

Earnings per share
Basic	$0.29	$0.27
Diluted	$0.29	$0.27
Cash dividends declared per share	$0.21	$0.20
Weighted average basic shares outstanding	4,255,982	4,330,136
Weighted average diluted shares outstanding	4,259,061	4,334,000
See accompanying notes to consolidated financial statements.

Juniata Valley Financial Corp. and Subsidiary
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(in thousands, except share data)
Three Months Ended March 31, 2011

	Number				Accumulated
	of				Other		Total
	Shares	Common		Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Surplus	Earnings	Loss	Stock	Equity
Balance at December 31, 2010	4,257,765	$4,746	$18,354	$37,868	$(1,465)	$(9,527)	$49,976
Comprehensive income:
Net income				1,239			1,239
Change in unrealized gains on securities available for sale, net of reclassification adjustment and tax effects					(119)		(119)
Defined benefit retirement plan adjustments, net of tax effects					26		26

Total comprehensive income							1,146
Cash dividends at $0.21 per share				(894)			(894)
Stock-based compensation activity			6				6
Purchase of treasury stock	(19,500)					(331)	(331)

Balance at March 31, 2011	4,238,265	$4,746	$18,360	$38,213	$(1,558)	$(9,858)	$49,903

Three Months Ended March 31, 2010

	Number				Accumulated
	of				Other		Total
	Shares	Common		Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Surplus	Earnings	Income (Loss)	Stock	Equity
Balance at December 31, 2009	4,337,587	$4,746	$18,315	$36,478	$(805)	$(8,131)	$50,603
Comprehensive income:
Net income				1,188			1,188
Change in unrealized gains on securities available for sale, net of reclassification adjustment and tax effects					140		140
Defined benefit retirement plan adjustments, net of tax effects					21		21

Total comprehensive income							1,349
Cash dividends at $0.21 per share				(867)			(867)
Stock-based compensation activity			12				12
Purchase of treasury stock	(16,100)					(284)	(284)

Balance at March 31, 2010	4,321,487	$4,746	$18,327	$36,799	$(644)	$(8,415)	$50,813

See accompanying notes to consolidated financial statements.

Juniata Valley Financial Corp. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31
	2011	2010
Operating activities:
Net income	$1,239	$1,188
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	88	285
Depreciation	152	127
Net amortization of securities premiums	77	70
Amortization of core deposit intangible	11	11
Net amortization of loan origination costs	14	5
Deferral of net loan costs	15	39
Net realized gains on sales or calls of securities	(5)	(12)
(Gains) losses on sales of other real estate owned	(15)	1
Earnings on bank owned life insurance and annuities	(119)	(122)
Deferred income tax expense	30	19
Equity in earnings of unconsolidated subsidiary, net of dividends of $10 and $9	(55)	(47)
Stock-based compensation expense	6	12
Increase in accrued interest receivable and other assets	(726)	(432)
Increase (decrease) in accrued interest payable and other liabilities	122	(114)

Net cash provided by operating activities	834	1,030

Investing activities:
Purchases of:
Securities available for sale	(25,708)	(10,226)
Premises and equipment	(28)	(98)
Bank owned life insurance and annuities	(18)	(30)
Proceeds from:
Maturities and calls of and principal repayments on securities available for sale	4,394	12,754
Redemption of FHLB stock	105	—
Bank owned life insurance and annuities	6	17
Sale of other real estate owned	166	296
Sale of other assets	—	11
Net decrease in interest-bearing time deposits	249	75
Net decrease (increase) in loans receivable	533	(330)

Net cash (used in) provided by investing activities	(20,301)	2,469

Financing activities:
Net increase (decrease) in deposits	9,627	(2,766)
Net decrease in securities sold under agreements to repurchase	(683)	(655)
Cash dividends	(894)	(867)
Purchase of treasury stock	(331)	(284)

Net cash provided by (used in) financing activities	7,719	(4,572)

Net decrease in cash and cash equivalents	(11,748)	(1,073)
Cash and cash equivalents at beginning of period	25,276	19,895

Cash and cash equivalents at end of period	$13,528	$18,822

Supplemental information:
Interest paid	$1,187	$1,595
Income taxes paid	$75	$200

Supplemental schedule of noncash investing and financing activities:
Transfer of loans to other real estate owned and repossessed assets	$79	$112
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (U.S. GAAP) for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three-month period ended March 31, 2011, are not necessarily indicative of the results for the year ended December 31, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in Juniata Valley Financial Corp.’s Annual Report on Form 10-K for the year ended December 31, 2010.
The Corporation has evaluated events and transactions occurring subsequent to the balance sheet date of March 31, 2011 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.
NOTE 2 — Recent Accounting Pronouncements
ASU 2011-02
The Financial Accounting Standards Board (FASB) has issued this Accounting Standards Update (ASU) to clarify the accounting principles applied to loan modifications, as defined by FASB Accounting Standards Codification (ASC) Subtopic 310-40, Receivables — Troubled Debt Restructurings by Creditors. This guidance was prompted by the increased volume in loan modifications prompted by the recent economic downturn. The ASU clarifies guidance on a creditor’s evaluation of whether or not a concession has been granted, with an emphasis on evaluating all aspects of the modification rather than a focus on specific criteria, such as the effective interest rate test, to determine a concession. The ASU goes on to provide guidance on specific types of modifications such as changes in the interest rate of the borrowing, and insignificant delays in payments, as well as guidance on the creditor’s evaluation of whether or not a debtor is experiencing financial difficulties.
For public entities, the amendments in the ASU are effective for the first interim or annual periods beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The entity should also disclose information required by ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which had previously been deferred by ASU 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in ASU No. 2010-20, for interim and annual periods beginning on or after June 15, 2011. Nonpublic entities are required to adopt the amendments in this Update for annual periods ending on or after December 15, 2012. Early adoption is permitted. This guidance will not have a significant impact on the Corporation’s financial position or results of operations.
ASU 2010-29
The objective of this ASU is to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations.
Subsection 805-10-50-2(h) requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period.

In practice, some preparers have presented the pro forma information in their comparative financial statements as if the business combination that occurred in the current reporting period had occurred as of the beginning of each of the current and prior annual reporting periods. Other preparers have disclosed the pro forma information as if the business combination occurred at the beginning of the prior annual reporting period only, and carried forward the related adjustments, if applicable, through the current reporting period.
The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.
The amendments in this ASU also expand the supplemental pro forma disclosures under ASC Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.
The amendments in this ASU are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. This guidance will not have an impact on the Corporation’s financial position or results of operations.
ASU 2010-28
The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples in subsection 350-20-35-30, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
These amendments eliminate an entity’s ability to assert that a reporting unit is not required to perform Step 2 because the carrying amount of the reporting unit is zero or negative despite the existence of qualitative factors that indicate the goodwill is more likely than not impaired. As a result, goodwill impairments may be reported sooner than under current practice.
For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. For nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Nonpublic entities may early adopt the amendments using the effective date for public entities.
Upon adoption of the amendments, an entity with reporting units that have carrying amounts that are zero or negative is required to assess whether it is more likely than not that the reporting units’ goodwill is impaired. If the entity determines that it is more likely than not that the goodwill of one or more of its reporting units is impaired, the entity should perform Step 2 of the goodwill impairment test for those reporting unit(s). Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. Any goodwill impairments occurring after the initial adoption of the amendments should be included in earnings as required by Section 350-20-35. This guidance will not have a significant impact on the Corporation’s financial position or results of operations.

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
The components of comprehensive income and related tax effects are as follows (in thousands):

	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
	Before	Tax Expense		Before	Tax Expense
	Tax	or	Net-of-Tax	Tax	or	Net-of-Tax
	Amount	(Benefit)	Amount	Amount	(Benefit)	Amount
Net income	$1,663	$424	$1,239	$1,589	$401	$1,188
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities:
Unrealized gains (losses) arising during the period	(180)	(62)	(118)	215	73	142
Unrealized gains from unconsolidated subsidiary	2	—	2	6	—	6
Less reclassification adjustment for:
gains included in net income	(5)	(2)	(3)	(12)	(4)	(8)
Change in pension liability	40	14	26	32	11	21

Other comprehensive income (loss)	(143)	(50)	(93)	241	80	161

Total comprehensive income	$1,520	$374	$1,146	$1,830	$481	$1,349

Components of accumulated other comprehensive loss, net of tax consist of the following (in thousands):

	3/31/2011	12/31/2010
Unrealized gains on available for sale securities	$280	$399
Unrecognized expense for defined benefit pension	(1,838)	(1,864)

Accumulated other comprehensive loss	$(1,558)	$(1,465)

NOTE 4 — Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months	Three Months
	Ended	Ended
(Amounts, except earnings per share, in thousands)	March 31, 2011	March 31, 2010
Net income	$1,239	$1,188
Weighted-average common shares outstanding	4,256	4,330

Basic earnings per share	$0.29	$0.27

Weighted-average common shares outstanding	4,256	4,330
Common stock equivalents due to effect of stock options	3	4

Total weighted-average common shares and equivalents	4,259	4,334

Diluted earnings per share	$0.29	$0.27

NOTE 5 — Commitments, Contingent Liabilities and Guarantees
In the ordinary course of business, the Corporation makes commitments to extend credit to its customers through letters of credit, loan commitments and lines of credit. At March 31, 2011, the Corporation had $22,382,000 outstanding in loan commitments and other unused lines of credit extended to its customers as compared to $37,466,000 at December 31, 2010.
The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its letters of credit. Letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Generally, all letters of credit have expiration dates within one year of issuance. The credit risk involved in issuing letters of credit is essentially the same as the risks that are involved in extending loan facilities to customers. The Corporation generally holds collateral and/or personal guarantees supporting these commitments. The Corporation had outstanding $835,000 and $845,000 of letters of credit commitments as of March 31, 2011 and December 31, 2010, respectively. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of March 31, 2011 for payments under letters of credit issued was not material. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk.
NOTE 6 — Defined Benefit Retirement Plan
The Corporation had a defined benefit retirement plan covering substantially all of its employees, prior to January 1, 2008. Effective January 1, 2008, the plan was amended to close the plan to new entrants. The benefits under the plan are based on years of service and the employees’ compensation. The Corporation’s funding policy allows contributions annually up to the maximum amount that can be deducted for federal income taxes purposes. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. The Corporation has made no contributions in the first three months of 2011 and does not expect to contribute to the defined benefit plan in the remainder of 2011. Pension expense included the following components for the three month periods ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
(Dollars in thousands)	2011	2010
Components of net periodic pension cost
Service cost	$48	$46
Interest cost	120	118
Expected return on plan assets	(158)	(142)
Additional recognized amounts	38	31

Net periodic pension cost	$48	$53

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
Included in the purchase price of the branch was goodwill and core deposit intangible of $2,046,000 and $449,000, respectively. The core deposit intangible is being amortized over a ten-year period on a straight line basis. During the first three months of 2011 and 2010, amortization expense was $11,000. Accumulated amortization of core deposit intangible through March 31, 2011 was $206,000. The goodwill is not amortized, but is measured annually for impairment.

NOTE 8 — Investment in Unconsolidated Subsidiary
The Corporation owns 39.16% of the outstanding common stock of The First National Bank of Liverpool (FNBL), Liverpool, PA. This investment is accounted for under the equity method of accounting. The investment is being carried at $3,607,000 as of March 31, 2011. The Corporation increases its investment in FNBL for its share of earnings and decreases its investment by any dividends received from FNBL. A loss in value of the investment which is other than a temporary decline will be recognized. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of FNBL to sustain an earnings capacity which would justify the carrying amount of the investment.
NOTE 9 — Securities
ASC Topic 320, Investments — Debt and Equity Securities, clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment.
In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.
The amortized cost and fair value of securities as of March 31, 2011 and December 31, 2010, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because the securities may be called or prepaid with or without prepayment penalties.

Securities Available for Sale	March 31, 2011
			Gross	Gross
	Amortized	Fair	Unrealized	Unrealized
Type and maturity	Cost	Value	Gains	Losses
U.S. Treasury securities and obligations of U.S. Government agencies and corporations
Within one year	$5,813	$5,831	$18	$—
After one year but within five years	$47,185	$47,170	$275	$(290)
After five years but within ten years	1,000	953	—	(47)

	53,998	53,954	293	(337)
Obligations of state and political subdivisions
Within one year	13,689	13,834	146	(1)
After one year but within five years	26,408	26,756	446	(98)
After five years but within ten years	1,826	1,648	—	(178)

	41,923	42,238	592	(277)
Corporate notes
After one year but within five years	1,000	1,027	27	—

	1,000	1,027	27	—

Mortgage-backed securities	2,712	2,779	81	(14)
Equity securities	935	984	127	(78)

Total	$100,568	$100,982	$1,120	$(706)

Securities Available for Sale	December 31, 2010
			Gross	Gross
	Amortized	Fair	Unrealized	Unrealized
Type and maturity	Cost	Value	Gains	Losses
U.S. Treasury securities and obligations of U.S.
Government agencies and corporations
After one year but within five years	$34,607	$34,783	$348	$(172)
After five years but within ten years	3,000	2,913	—	(87)

	37,607	37,696	348	(259)
Obligations of state and political subdivisions
Within one year	12,219	12,390	175	(4)
After one year but within five years	24,493	24,877	488	(104)
After five years but within ten years	1,826	1,626	—	(200)

	38,538	38,893	663	(308)
Corporate notes
After one year but within five years	1,000	1,028	28	—

	1,000	1,028	28	—

Mortgage-backed securities	1,246	1,345	99	—
Equity securities	935	961	106	(80)

Total	$79,326	$79,923	$1,244	$(647)

The following table shows gross unrealized losses and fair value, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2011 and December 31, 2010 (in thousands):

	Unrealized Losses at March 31, 2011
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities and obligations of U.S. Government agencies and corporations	$30,299	$(337)	$—	$—	$30,299	$(337)
Obligations of state and political subdivisions	10,676	(257)	2,555	(20)	13,231	(277)
Mortgage-backed securities	1,498	(14)	—	—	1,498	(14)

Debt securities	42,473	(608)	2,555	(20)	45,028	(628)
Equity securities	27	(1)	268	(77)	295	(78)

Total temporarily impaired securities	$42,500	$(609)	$2,823	$(97)	$45,323	$(706)

	Unrealized Losses at December 31, 2010
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities and obligations of U.S. Government agencies and corporations	$17,859	$(259)	$—	$—	$17,859	$(259)
Obligations of state and political subdivisions	9,719	(304)	881	(4)	10,600	(308)

Debt securities	27,578	(563)	881	(4)	28,459	(567)
Equity securities	389	(5)	270	(75)	659	(80)

Total temporarily impaired securities	$27,967	$(568)	$1,151	$(79)	$29,118	$(647)

The unrealized losses noted above are considered to be temporary impairments. There are five debt securities that have had unrealized losses for more than 12 months. Decline in the value of our debt securities is due only to interest rate fluctuations, rather than erosion of quality. As a result, we believe that the payment of contractual cash flows, including principal repayment, is not at risk. As management does not intend to sell the securities, does not believe the Corporation will be required to sell the securities before recovery and expects to recover the entire amortized cost basis, none of the debt securities are deemed to be other-than-temporarily impaired.

Equity securities owned by the Corporation consist of common stock of various financial services providers (“Bank Stocks”) and are evaluated quarterly for evidence of other-than-temporary impairment. Considerations used to determine other-than-temporary impairment (“OTTI”) status for individual holdings include the length of time the stock has remained in an unrealized loss position, the percentage of unrealized loss compared to the carrying cost of the stock, dividend reduction or suspension, market analyst reviews and expectations, and other pertinent developments that would affect expectations for recovery or further decline. There were six equity securities that comprise a group of securities with unrealized losses for 12 months or more at March 31, 2011. In the aggregate and individually, the unrealized loss on this group of securities did not significantly change from December 31, 2010 to March 31, 2011, and, individually, none of these six have significant monetary unrealized losses. Management has identified no new other-than-temporary impairment as of March 31, 2011 in the equity portfolio.
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
Certain obligations of the U.S. Government and state and political subdivisions are pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law. The fair value of the pledged assets amounted to $30,937,000 and $31,951,000 at March 31, 2011 and December 31, 2010, respectively.
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

	Three Months Ended
	March 31,
	2011	2010
Gross proceeds from sales of securities	$—	$—
Securities available for sale:
Gross realized gains from called securities	$5	$12
Gross realized losses	—	—
NOTE 10 — Loans and Related Allowance for Credit Losses
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at the outstanding unpaid principal balances, net of any deferred fees or costs, unearned income and the allowance for loan losses. Interest income on all loans, other than nonaccrual loans, is accrued over the term of the loans based on the amount of principal outstanding. Unearned income is amortized to income over the life of the loans, using the interest method.
The loan portfolio is segmented into commercial and consumer loans. These broad categories are further disaggregated into classes of loans used for analysis and reporting. Classes consist of (1) commercial, financial and agricultural, (2) commercial real estate, (3) real estate construction, (4) residential mortgage loans, (5) home equity loans, (6) obligations of states and political subdivisions and (7) personal loans.

Loans on which the accrual of interest has been discontinued are designated as non-accrual loans. Accrual of interest on loans is discontinued when the contractual payment of principal or interest has become 90 days past due or reasonable doubt exists as to the full, timely collection of principal or interest. However, it is the Corporation’s policy to continue to accrue interest on loans over 90 days past due as long as they are (1) guaranteed or well secured and (2) there is an effective means of collection. When a loan is placed on non-accrual status, all unpaid interest credited to income in the current year is reversed against current period income and unpaid interest accrued in prior years is charged against the allowance for loan losses. Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. Generally, accruals are resumed on loans only when the obligation is brought fully current with respect to interest and principal, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectability of the total contractual principal and interest is no longer in doubt.
The Corporation’s intent is to hold loans in the portfolio until maturity. At the time the Corporation’s intent is no longer to hold loans to maturity based on asset/liability management practices, the Corporation transfers loans from its portfolio to held for sale at fair value. Any write-down recorded upon transfer is charged against the allowance for loan losses. Any write-downs recorded after the initial transfer are recorded as a charge to Other Non-Interest Expense. Gains or losses recognized upon sale are recorded as Other Non-Interest Income/Expense.
The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments. The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded lending commitments and is recorded in other liabilities on the consolidated balance sheet. The allowance for loan losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.
For financial reporting purposes, the provision for loan losses charged to current operating income is based on management’s estimates, and actual losses may vary from estimates. These estimates are reviewed and adjusted at least quarterly and are reported in earnings in the periods in which they become known. The loan loss provision for federal income tax purposes is based on current income tax regulations, which allow for deductions equal to net charge-offs.
Loans included in any class are considered for charge-off when:
(1)	principal or interest has been in default for 120 days or more and for which no payment has been received during the previous four months;
(2)	all collateral securing the loan has been liquidated and a deficiency balance remains;
(3)	a bankruptcy notice is received for an unsecured loan; or
(4)	the loan is deemed to be uncollectible for any other reason.
The allowance for loan losses is maintained at a level considered adequate to offset probable losses on the Corporation’s existing loans. This analysis relies heavily on changes in observable trends that may indicate potential credit weaknesses. Management’s periodic evaluation of the adequacy of the allowance is based on the Bank’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available.
In addition, regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses and may require the Corporation to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management. Based on management’s comprehensive analysis of the loan portfolio, management believes the current level of the allowance for loan losses to be adequate.
There are two components of the allowance: a component for loans that are deemed to be impaired; and a component for contingencies.

A large commercial loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. (A “large” loan (or group of like-loans within one relationship) is defined as a commercial/business loan, with an aggregate outstanding balance in excess of $150,000, or any other loan that management deems of similar characteristics inherent to the deficiencies of an impaired large loan by definition.) Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loans and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent. The estimated fair values of substantially all of the Corporation’s impaired loans are measured based on the estimated fair value of the loan’s collateral. For commercial loans secured with real estate, estimated fair values are determined primarily through third-party appraisals. When a real estate secured loan becomes impaired, a decision is made regarding whether an updated certified appraisal of the real estate is necessary. This decision is based on various considerations, including the age of the most recent appraisal, the loan-to-value ratio based on the original appraisal and the condition of the property. Appraised values are discounted to arrive at the estimated selling price of the collateral, which is considered to be the estimated fair value. The discounts also include the estimated costs to sell the property. For commercial loans secured by non-real estate collateral, estimated fair values are determined based on the borrower’s financial statements, inventory reports, accounts receivable agings or equipment appraisals or invoices. Indications of value from these sources are generally discounted based on the age of the financial information or the quality of the assets. For such loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The Bank generally does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are subject to a restructuring agreement.
Loans whose terms are modified are classified as troubled debt restructurings if the Corporation grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring generally involve a temporary reduction in interest rate or an extension of a loan’s stated maturity date. Nonaccrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for a period of time after modification. Loans classified as troubled debt restructurings are designated as impaired.
The component of the allowance for contingincies relates to other loans that have been segmented into risk rated categories. The borrower’s overall financial condition, repayment sources, guarantors and value of collateral, if appropriate, are evaluated quarterly or when credit deficiencies arise, such as delinquent loan payments. Credit quality risk ratings include regulatory classifications of special mention, substandard, doubtful and loss. Loans classified as special mention have potential weaknesses that deserve management’s close attention. If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects. Loans classified substandard have one or more well-defined weaknesses that jeopardize the liquidation of the debt. They include loans that are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified doubtful have all the weaknesses inherent in loans classified substandard with the added characteristic that collection or liquidation in full, on the basis or current conditions and facts, is highly improbable. Loans classified as a loss are considered uncollectible and are charged to the allowance for loan losses. Loans not classified are rated pass. Specific reserves may be established for larger, individual classified loans as a result of this evaluation. Remaining loans are categorized into large groups of smaller balance homogeneous loans and are collectively evaluated for impairment. This computation is generally based on historical loss experience adjusted for qualitative factors. These qualitative risk factors include:
1.	National, regional and local economic and business conditions as well as the condition of various market segments, including the underlying collateral for collateral dependent loans;
2.	Nature and volume of the portfolio and terms of loans;
3.	Experience, ability and depth of lending and credit management and staff;
4.	Volume and severity of past due, classified and nonaccrual loans as well as other loan modifications;
5.	Existence and effect of any concentrations of credit and changes in the level of such concentrations; and
6.	Effect of external factors, including competition.
Each factor is assigned a value to reflect improving, stable or declining conditions based on management’s best judgment using relevant information available at the time of the evaluation. Adjustments to the factors are supported through documentation of changes in conditions in a narrative accompanying the allowance for loan loss calculation.

Commercial, Financial and Agricultural Lending - The Corporation originates commercial, financial and agricultural loans primarily to businesses located in its primary market area and surrounding areas. These loans are used for various business purposes which include short-term loans and lines of credit to finance machinery and equipment purchases, inventory and accounts receivable. Generally, the maximum term for loans extended on machinery and equipment is shorter or does not exceed the projected useful life of such machinery and equipment. Most business lines of credit are written on demand and may be renewed annually.
Commercial loans are generally secured with short-term assets, however, in many cases, additional collateral such as real estate is provided as additional security for the loan. Loan-to-value maximum values have been established by the Corporation and are specific to the type of collateral. Collateral values may be determined using invoices, inventory reports, accounts receivable aging reports, collateral appraisals, etc.
In underwriting commercial loans, an analysis of the borrower’s character, capacity to repay the loan, the adequacy of the borrower’s capital and collateral, as well as an evaluation of conditions affecting the borrower, is performed. Analysis of the borrower’s past, present and future cash flows is also an important aspect of the Corporation’s analysis.
Concentration analysis assists in identifying industry specific risk inherent in commercial, financial and agricultural lending. Mitigants include the identification of secondary and tertiary sources of repayment and appropriate increases in oversight.
Commercial loans generally present a higher level of risk than other types of loans due primarily to the effect of general economic conditions.
Commercial Real Estate Lending — The Corporation engages in commercial real estate lending in its primary market area and surrounding areas. The Corporation’s commercial loan portfolio is secured primarily by residential housing, raw land and hotels. Generally, commercial real estate loans have terms that do not exceed 20 years, have loan-to-value ratios of up to 80% of the appraised value of the property and are typically secured by personal guarantees of the borrowers.
As economic conditions deteriorate, the Corporation reduces its exposure in real estate segments with higher risk characteristics. In underwriting these loans, the Corporation performs a thorough analysis of the financial condition of the borrower, the borrower’s credit history, and the reliability and predictability of the cash flow generated by the property securing the loan. Appraisals on properties securing commercial real estate loans originated by the Corporation are performed by independent appraisers.
Commercial real estate loans generally present a higher level of risk than other types of loans due primarily to the effect of general economic conditions.
Real Estate Construction Lending — The Corporation engages in real estate construction lending in its primary market area and surrounding areas. The Corporation’s real estate construction lending consists of commercial and residential site development loans, as well as commercial building construction and residential housing construction loans.
The Corporation’s commercial real estate construction loans are generally secured with the subject property and advances are made in conformity with a pre-determined draw schedule supported by independent inspections. Terms of construction loans depend on the specifics of the project, such as estimated absorption rates, estimated time to complete, etc.
In underwriting commercial real estate construction loans, the Corporation performs a thorough analysis of the financial condition of the borrower, the borrower’s credit history, the reliability and predictability of the cash flow generated by the project using feasibility studies, market data, etc. Appraisals on properties securing commercial real estate loans originated by the Corporation are performed by independent appraisers.
Real estate construction loans generally present a higher level of risk than other types of loans due primarily to the effect of general economic conditions and the difficulty of estimating total construction costs.

Residential Mortgage Lending — One — to four-family residential mortgage loan originations are generated by the Corporation’s marketing efforts, its present customers, walk-in customers and referrals. These loans originate primarily within the Corporation’s market area or with customers primarily from the market area.
The Corporation offers fixed-rate and adjustable rate mortgage loans with terms up to a maximum of 25-years for both permanent structures and those under construction. The Corporation’s one- to four-family residential mortgage originations are secured primarily by properties located in its primary market area and surrounding areas. The majority of the Corporation’s residential mortgage loans originate with a loan-to-value of 80% or less.
In underwriting one-to-four family residential real estate loans, the Corporation evaluates the borrower’s ability to make monthly payments, the borrower’s repayment history and the value of the property securing the loan. Properties securing real estate loans made by the Corporation are appraised by independent fee appraisers. The Corporation generally requires borrowers to obtain an attorney’s title opinion or title insurance, and fire and property insurance (including flood insurance, if necessary) in an amount not less than the amount of the loan. The Corporation does not engage in sub-prime residential mortgage originations.
Residential mortgage loans generally present a lower level of risk than other types of consumer loans because they are secured by the borrower’s primary residence.
Home Equity Installment and Line of Credit Lending — The Corporation originates home equity installment loans and home equity lines of credit primarily within the Corporation’s market area or with customers primarily from the market area.
Home equity installment loans are secured by the borrower’s primary residence with a maximum loan-to-value of 80% and a maximum term of 15 years.
Home equity lines of credit are secured by the borrower’s primary residence with a maximum loan-to-value of 90% and a maximum term of 20 years.
In underwriting home equity lines of credit, a thorough analysis of the borrower’s ability to repay the loan as agreed is performed. The ability to repay is determined by the borrower’s employment history, current financial conditions, and credit background. The analysis is based primarily on the customer’s ability to repay and secondarily on the collateral or security.
Home equity loans generally present a lower level of risk than other types of consumer loans because they are secured by the borrower’s primary residence.
Obligations of States and Political Subdivisions — The Corporation lends to local municipalities and other tax-exempt organizations. These loans are primarily tax-anticipation notes and as such carry little risk. Historically, the Corporation has never had a loss on any loan of this type.
Personal Lending — The Corporation offers a variety of secured and unsecured personal loans, including vehicle, mobile homes and loans secured by savings deposits, as well as other types of personal loans.
Personal loan terms vary according to the type and value of collateral and creditworthiness of the borrower. In underwriting personal loans, a thorough analysis of the borrower’s ability to repay the loan as agreed is performed. The ability to repay is determined by the borrower’s employment history, current financial conditions, and credit background. Personal loans may entail greater credit risk than do residential mortgage loans, particularly in the case of personal loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles or recreational equipment. In such cases, any repossessed collateral for a defaulted personal loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, personal loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Corporation’s internal risk rating system as of March 31, 2011 and December 31, 2010 (in thousands).

		Special
As of March 31, 2011	Pass	Mention	Substandard	Doubtful	Total

Commercial financial and agricultural	$34,612	$2,160	$583	$305	$37,660
Real estate — commercial	31,121	10,392	2,097	—	43,610
Real estate — construction	8,948	2,298	250	600	12,096
Real estate — mortgage	126,634	7,072	4,162	1,414	139,282
Home equity	43,524	342	—	—	43,866
Obligations of states and political subdivisions	12,692	—	—	—	12,692
Personal	8,143	99	2	—	8,244

Total	$265,674	$22,363	$7,094	$2,319	$297,450

		Special
As of December 31, 2010	Pass	Mention	Substandard	Doubtful	Total

Commercial financial and agricultural	$24,594	$6,387	$1,554	$306	$32,841
Real estate — commercial	33,437	6,059	4,089	600	44,185
Real estate — construction	11,028	—	—	—	11,028
Real estate — mortgage	127,944	8,069	5,180	1,415	142,608
Home equity	45,228	431	666	—	46,325
Obligations of states and political subdivisions	10,960	—	—	—	10,960
Personal	10,034	117	4	—	10,155

Total	$263,225	$21,063	$11,493	$2,321	$298,102

The Corporation has certain loans in its portfolio that are considered to be impaired. It is the policy of the Corporation to recognize income on impaired loans that have been transferred to nonaccrual status on a cash basis, only to the extent that it exceeds principal balance recovery. Until an impaired loan is placed on nonaccrual status, income is recognized on the accrual basis. The following tables summarize information regarding impaired loans by portfolio class as of March 31, 2011 and December 31, 2010 (in thousands):

		Unpaid		Average
As of March 31, 2011	Recorded	Principal	Related	Recorded	Interest Income
Impaired loans	Investment	Balance	Allowance	Investment	Recognized(1)
With no related allowance recorded:
Commercial financial and agricultural	$288	$288	$—	$288	$5
Real estate — commercial	4,425	4,425	—	4,728	53

With an allowance recorded:
Real estate — commercial	2,136	2,136	570	2,137	3

Total:
Commercial financial and agricultural	288	288	—	288	5
Real estate — commercial	6,561	6,561	570	6,865	56

	$6,849	$6,849	$570	$7,153	$61

(1)	Represents interest income recognized for the three months ended March 31, 2011

		Unpaid		Average
As of December 31, 2010	Recorded	Principal	Related	Recorded	Interest Income
Impaired loans	Investment	Balance	Allowance	Investment	Recognized (2)
With no related allowance recorded:
Real estate — commercial	$5,606	$5,606	$—	$6,203	$260

With an allowance recorded:
Real estate — commercial	2,137	2,137	570	1,791	16

Total:

Real estate — commercial	$7,743	$7,743	$570	$7,994	$276

(2)	Represents interest income recognized for the year ended December 31, 2010
The following table presents nonaccrual loans by classes of the loan portfolio as of March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011	December 31, 2010
Nonaccrual loans:
Commercial financial and agricultural	$600	$784
Real estate — commercial	240	240
Real estate — construction	913	850
Real estate — mortgage	3,655	3,564
Home equity	472	524
Obligations of states and political subdivisions	—	—
Personal	6	2

Total	$5,886	$5,964

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status as of March 31, 2011 and December 31, 2010 (in thousands):

							Loans Past
							Due greater
	30-59 Days	60-89 Days	Greater than	Total Past			than 90 Days
As of March 31, 2011	Past Due	Past Due	90 Days	Due	Current	Total Loans	and Accruing

Commercial financial and agricultural	$72	$172	$600	$844	$36,816	$37,660	$—
Real estate — commercial	436	1,284	240	1,960	41,650	43,610	—
Real estate — construction	—	—	913	913	11,183	12,096	—
Real estate — mortgage	3,017	914	3,520	7,451	131,831	139,282	255
Home equity	733	46	469	1,248	42,618	43,866	158
Obligations of states and political subdivisions	—	—	—	—	12,692	12,692	—
Personal	89	33	11	133	8,111	8,244	5

Total	$4,347	$2,449	$5,753	$12,549	$284,901	$297,450	$418

							Loans Past
							Due greater
	30-59 Days	60-89 Days	Greater than	Total Past			than 90 Days
As of December 31, 2010	Past Due	Past Due	90 Days	Due	Current	Total Loans	and Accruing

Commercial financial and agricultural	$159	$352	$878	$1,389	$31,452	$32,841	$113
Real estate — commercial	1,106	547	404	2,057	42,128	44,185	164
Real estate — construction	—	270	850	1,120	9,908	11,028	—
Real estate — mortgage	260	4,769	3,431	8,460	134,148	142,608	555
Home equity	737	318	466	1,521	44,804	46,325	167
Obligations of states and political subdivisions	243	—	—	243	10,717	10,960	—
Personal	110	15	10	135	10,020	10,155	8

Total	$2,615	$6,271	$6,039	$14,925	$283,177	$298,102	$1,007

The following tables summarize the activity and the primary segments of the allowance for loan losses, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of and for the three months ended March 31, 2011 and as of and for the year ended December 31, 2010 (in thousands):

						Obligations of
	Commercial,					states and
	financial and	Real estate -	Real estate -	Real estate -		political
As of March 31, 2011	agricultural	commercial	construction	mortgage	Home equity	subdivisions	Personal	Total
Allowance for loan losses:
Beginning Balance, January 1, 2011	$283	$875	$93	$1,098	$391	$—	$84	$2,824
Charge-offs	(4)	—	—	(16)	—	—	—	(20)
Recoveries	—	—	—	—	—	—	9	9
Provisions	70	26	17	13	(19)	—	(19)	88

Ending balance	$349	$901	$110	$1,095	$372	$—	$74	$2,901

Ending balance: individually evaluated for impairment	$—	$570	$—	$—	$—	$—	$—	$570
Ending balance: collectively evaluted for impairment	$349	$331	$110	$1,095	$372	$—	$74	$2,331

Loans, net of unearned interest:
Ending balance	$37,660	$43,610	$12,096	$139,282	$43,866	$12,692	$8,244	$297,450

Ending balance: individually evaluted for impairment	$288	$6,561	$—	$—	$—	$—	$—	$6,849
Ending balance: collectively evaluated for impairment	$37,372	$37,049	$12,096	$139,282	$43,866	$12,692	$8,244	$290,601

						Obligations of
	Commercial,					states and
	financial and	Real estate -	Real estate -	Real estate -		political
As of December 31, 2010	agricultural	commercial	construction	mortgage	Home equity	subdivisions	Personal	Total
Allowance for loan losses:
Ending balance	$283	$875	$93	$1,098	$391	$—	$84	$2,824

Ending balance: individually evaluated for impairment	$—	$570	$—	$—	$—	$—	$—	$570
Ending balance: collectively evaluted for impairment	$283	$305	$93	$1,098	$391	$—	$84	$2,254

Loans, net of unearned interest:
Ending balance	$32,841	$44,185	$11,028	$142,608	$46,325	$10,960	$10,155	$298,102

Ending balance: individually evaluted for impairment	$—	$7,743	$—	$—	$—	$—	$—	$7,743
Ending balance: collectively evaluated for impairment	$32,841	$36,442	$11,028	$142,608	$46,325	$10,960	$10,155	$290,359
NOTE 11 — Fair Value Measurements
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
This guidance clarifies that, when there has been a significant decrease in the volume and level of activity for the asset or liability, some transactions may not be orderly and the entity must evaluate the weight of the evidence to determine whether the transaction is orderly. The guidance provides a list of circumstances that may indicate that a transaction is not orderly. A transaction price that is not associated with an orderly transaction is given little, if any, weight when estimating fair value.

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
In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and the counter party’s creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. The Corporation’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Corporation’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

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
Impaired Loans. Certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based on customized valuation criteria.
The following table summarizes financial assets and financial liabilities measured at fair value as of March 31, 2011 and December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands). There were no transfers of assets between fair value Level 1 and Level 2 for the quarter ended March 31, 2011.

		(Level 1)	(Level 2)	(Level 3)
			Significant
		Quoted Prices in	Other	Significant Other
	March 31,	Active Markets for	Observable	Unobservable
	2011	Identical Assets	Inputs	Inputs
Measured at fair value on a recurring basis:
Debt securities available-for-sale:

U.S. Treasury securities and obligations of U.S.
Government agencies and corporations	$53,954	$—	$53,954	$—
Obligations of state and political subdivisions	42,238	—	42,238	—
Corporate notes	1,027	—	1,027	—
Mortgage-backed securities	2,779	—	2,779	—
Equity securities available-for-sale	984	984	—	—

Measured at fair value on a non-recurring basis:
Impaired loans	1,566	—	—	1,566

		(Level 1)	(Level 2)	(Level 3)
			Significant
		Quoted Prices in	Other	Significant Other
	December 31,	Active Markets for	Observable	Unobservable
	2010	Identical Assets	Inputs	Inputs
Measured at fair value on a recurring basis:
Debt securities available-for-sale:

U.S. Treasury securities and obligations of U.S.
Government agencies and corporations	$37,696	$—	$37,696	$—
Obligations of state and political subdivisions	38,893	—	38,893	—
Corporate notes	1,028	—	1,028	—
Mortgage-backed securities	1,345	—	1,345	—
Equity securities available-for-sale	961	961	—	—

Measured at fair value on a non-recurring basis:
Impaired loans	1,567	—	—	1,567
Fair Value of Financial Instruments
ASC Topic 825, Financial Instruments, requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.

The estimated fair values of the Corporation’s financial instruments are as follows (in thousands):
Financial Instruments
(in thousands)

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and due from banks	$8,481	$8,481	$12,758	$12,758
Interest bearing deposits with banks	147	147	218	218
Federal funds sold	4,900	4,900	12,300	12,300
Interest bearing time deposits with banks	1,096	1,119	1,345	1,360
Securities	100,982	100,982	79,923	79,923
Restricted investment in FHLB stock	1,983	1,983	2,088	2,088
Total loans, net of unearned interest	297,450	310,495	298,102	312,621
Accrued interest receivable	1,845	1,845	1,763	1,763

Financial liabilities:
Non-interest bearing deposits	62,219	62,219	60,696	60,696
Interest bearing deposits	324,198	330,779	316,094	323,003
Securities sold under agreements to repurchase	2,631	2,631	3,314	3,314
Other interest bearing liabilities	1,201	1,208	1,200	1,202
Accrued interest payable	495	495	499	499

Off-balance sheet financial instruments:
Commitments to extend credit	—	—	—	—
Letters of credit	—	—	—	—
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
Other interest bearing liabilities — The fair values of other interest bearing liabilities are estimated using discounted cash flow analysis, based on incremental borrowing rates for similar types of borrowing arrangements.
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
Critical Accounting Policies:
Disclosure of the Corporation’s significant accounting policies is included in the notes to the consolidated financial statements of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010. Some of these policies require significant judgments, estimates, and assumptions to be made by management, most particularly in connection with determining the provision for loan losses and the appropriate level of the allowance for loan losses, as well as management’s evaluation of the investment portfolio for other-than-temporary impairment.
General:
The following discussion relates to the consolidated financial condition of the Corporation as of March 31, 2011, as compared to December 31, 2010, and the consolidated results of operations for the three months ended March 31, 2011, compared to the same period in 2010. This discussion should be read in conjunction with the interim consolidated financial statements and related notes included herein.
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

Financial Condition:
As of March 31, 2011, total assets increased by $9.0 million, or 2.1%, as compared to December 31, 2010. Deposits increased by $9.6 million, with interest-bearing deposits increasing by $8.1 million, and non-interest bearing deposits increasing by $1.5 million.
The table below shows changes in deposit volumes by type of deposit (in thousands of dollars) between December 31, 2010 and March 31, 2011.

	March 31,	December 31,	Change
	2011	2010	$	%
Deposits:
Demand, non-interest bearing	$62,219	$60,696	$1,523	2.5%
NOW and money market	88,761	81,378	7,383	9.1%
Savings	49,161	47,112	2,049	4.3%
Time deposits, $100,000 and more	35,669	34,099	1,570	4.6%
Other time deposits	150,607	153,505	(2,898)	(1.9%)

Total deposits	$386,417	$376,790	$9,627	2.6%

Overall, loans, net of unearned interest decreased by $652,000, between December 31, 2010 and March 31, 2011. As shown in the table below (in thousands of dollars), the net decrease in outstanding loans since December 31, 2010 resulted primarily from decreases in consumer real estate and home equity loans, partially offset by increases in commercial and construction loans.

	March 31,	December 31,	Change
	2011	2010	$	%
Loans:
Commercial, financial and agricultural	$37,660	$32,841	$4,819	14.7%
Real estate — commercial	43,610	44,185	(575)	(1.3%)
Real estate — construction	12,096	11,028	1,068	9.7%
Real estate — mortgage	139,282	142,608	(3,326)	(2.3%)
Home equity	43,866	46,325	(2,459)	(5.3%)
Obligations of states and political
subdivisions	12,692	10,960	1,732	15.8%
Personal	8,244	10,155	(1,911)	(18.8%)

Total loans	$297,450	$298,102	$(652)	(0.2%)

A summary of the activity in the allowance for loan losses for each of the three months ended March 31, 2011 and 2010 (in thousands) are presented below.

	Periods Ended March 31,
	2011	2010
Balance of allowance — January 1	$2,824	$2,719

Loans charged off	(20)	(145)

Recoveries of loans previously charged off	9	4

Net charge-offs	(11)	(141)
Provision for loan losses	88	285

Balance of allowance — end of period	$2,901	$2,863

Ratio of net charge-offs during period to average loans outstanding	0.004%	0.045%

As of March 31, 2011, the Corporation evaluated its large commercial loan relationships and other significant loans for impairment. Of the eight loan relationships considered to be impaired that were evaluated by management, there is one loan relationship with respect to which management determined that it is probable that principal and interest will not be collected in full. This loan relationship has an aggregate outstanding balance of $2,136,000. The amount of impairment estimated for these collateral-dependent loans included in the loan relationship is $570,000 and a specific allocation has been included within the loan loss reserve for these loans, adjusting the carrying value of these loans to the fair value of $1,566,000. Management believes that the specific reserve is adequate to cover potential future losses related to this relationship. Other loans evaluated for impairment have an aggregate outstanding balance of $4,713,000, but it has been determined that there is sufficient collateral to expect full repayment, and no impairment charge has been recorded. Otherwise, there are no material loans classified for regulatory purposes as loss, doubtful, substandard, or special mention which management expects to significantly impact future operating results, liquidity or capital resources. Following is a summary of the Bank’s non-performing loans on March 31, 2011 as compared to December 31, 2010.

(Dollar amounts in thousands)	March 31, 2011	December 31, 2010
Non-performing loans
Nonaccrual loans	$5,886	$5,964
Accruing loans past due 90 days or more	418	1,007
Restructured loans	—	—

Total	$6,304	$6,971

Average loans outstanding	$296,257	$307,228

Ratio of non-performing loans to average loans outstanding	2.13%	2.27%
Stockholders’ equity decreased by $73,000, or 0.1%, from December 31, 2010 to March 31, 2011. Net income of $1,239,000 increased stockholders’ equity, while dividends paid of $894,000 and cash used to purchase Corporation stock into treasury of $331,000 reduced the Corporation’s capital position. The Corporation repurchased stock into treasury pursuant to its stock repurchase program. During the first three months of 2011, the Corporation purchased 19,500 shares. Securities available for sale decreased in market value, representing a decrease to equity of $119,000, net of taxes while accounting for stock-based compensation activity increased equity by $6,000. An adjustment of $26,000 was made to equity to record the amortization of net periodic pension costs of the Corporation’s defined benefit retirement plan.
Management is not aware of any current recommendations of applicable regulatory authorities that, if implemented, would have a material effect on the Corporation’s liquidity, capital resources, or operations.
Subsequent to March 31, 2011, the following events took place:
On April 19, 2011, the Board of Directors declared a regular cash dividend for the second quarter of 2011 of $0.21 per share to shareholders of record on May 16, 2011, payable on June 1, 2011.
Comparison of the Three Months Ended March 31, 2011 and 2010
Operations Overview:
Net income for the first quarter of 2011 was $1,239,000, an increase of $51,000, or 4.3%, compared to the first quarter of 2010. Basic and diluted earnings per share were $0.29 in the first quarter of 2011, representing an increase of 7.4% over the $0.27 earned in the first quarter of 2010. Annualized return on average equity for the first quarter in 2011 was 9.96%, compared to the ratio for the same period in the prior year of 9.32%, an increase of 6.9%. For the quarter ended March 31, annualized return on average assets was 1.13% in 2011, versus 1.09% in 2010.

Presented below are selected key ratios for the two periods:

	Three Months Ended
	March 31
	2011	2010
Return on average assets (annualized)	1.13%	1.09%
Return on average equity (annualized)	9.96%	9.32%
Average equity to average assets	11.39%	11.68%

Non-interest income, excluding securities gains, as a percentage of average assets (annualized)	0.93%	0.93%
Non-interest expense as a percentage of average assets (annualized)	2.91%	2.88%
The discussion that follows explains changes in the components of net income when comparing the first quarter of 2011 with the first quarter of 2010.
Net Interest Income:
Net interest income was $3,905,000 for the first quarter of 2011, as compared to $3,996,000 in the same quarter in 2010. Average earning assets grew by 0.5%, while the net interest margin on a fully tax equivalent basis decreased by 15 basis points.
Interest on loans decreased $444,000, or 8.8%, in the first quarter of 2011 as compared to the same period in 2010. An average weighted interest rate decrease of 25 basis points lowered interest income by approximately $167,000, with the remaining decrease attributable to a lower volume of loans.
Interest earned on investment securities and money market investments decreased $22,000 in the first quarter of 2011 as compared to 2010, with average balances increasing $19.2 million during the period. The yield on money market investments (federal funds and interest bearing deposits) decreased by 23 basis points in the first quarter of 2011 as compared to the first quarter of 2010, due to the reduction in rates earned on interest bearing balances with other financial institutions. Likewise, the overall pre-tax yield on the investment securities portfolio decreased during that same timeframe by 57 basis points.
Average interest-bearing deposits and securities sold under agreements to repurchase decreased by $666,000, while average non-interest bearing deposits grew by $6,678,000. This change in the mix of deposits, in addition to the lower general rate environment, contributed to the reduction in the cost to fund earning assets, which was reduced by 39 basis points, to 1.21%, in the first quarter of 2011.
Total average earning assets during the first quarter of 2011 were $397,510,000, compared to $395,687,000 during the first quarter of 2010, yielding 5.14% in 2011 versus 5.65% in 2010. Funding costs for the earning assets were 1.21% and 1.60% for the first quarters of 2011 and 2010, respectively. Net interest margin on a fully tax-equivalent basis for the first quarter of 2011 was 4.12%. For the same period in 2010, the fully-tax equivalent net interest margin was 4.27%.
Provision for Loan Losses:
In the first quarter of 2011, the provision for loan losses was $88,000, as compared to a provision of $285,000 in the first quarter of 2010. Management regularly reviews the adequacy of the loan loss reserve and makes assessments as to specific loan impairment, historical charge-off expectations, general economic conditions in the Bank’s market area, specific loan quality and other factors. The decreased provision was primarily the result of analysis of the values of collateral securing non-performing and impaired loans as well as the reduction in overall outstanding loan balances.
Non-interest Income:
Non-interest income in the first quarter of 2011 was $1,024,000, essentially the same as the $1,023,000 in the first quarter of 2010.

Trust fee income was $7,000, or 5.8%, less in the first quarter of 2011 as compared to the first quarter of 2010, and commissions from sales of non-deposit products in the first quarter of 2011 were 7.3%, or $7,000, higher than in the same quarter of the previous year.
Customer service fees declined by $70,000, or 18.3%, in the first quarter of 2011 compared to the same period in 2010 as a direct result of regulations enacted in July of 2010 that prohibit banks from charging certain fees for services provided to customers that overdraw deposit accounts.
Sales of properties carried as other real estate generated net gains of $15,000 in the first quarter of 2011, as compared to a net loss of $1,000 during the same period one year earlier. An increase in fees derived from electronic payment activity through the use of debit cards was primarily responsible for the increase in other noninterest income in the first quarter of 2011 compared to the first quarter of 2010.
As a percentage of average assets, annualized non-interest income, exclusive of net gains on the sale of securities, was 0.93% in both the first quarter periods of 2011 and 2010.
Non-interest Expense:
Total non-interest expense increased $33,000, or 1.0%, in the first quarter of 2011 as compared to 2010.
Employee compensation expense and employee benefits combined for a total of $1,656,000 in the first quarter of 2011, representing a decrease in expense of $46,000 when compared to the first quarter of 2010. Temporary staffing reductions, coupled with reductions in costs for medical insurance and net periodic expense for the Corporation’s defined benefit plan were responsible for the variance. Occupancy and equipment expense increased by a combined total of $46,000, or 13.1%, in the first quarter of 2011 as compared to the first quarter of 2010, due to higher utility costs, fixed asset additions and facilities maintenance. Data processing expenses in the first quarter of 2011 were less than in the first quarter of 2010 by $43,000, resulting from cost benefits realized from the major data processing conversion that took place in the second quarter of 2010. Professional fees were 49.5%, or $46,000, greater in the first quarter of 2011 as compared to the first quarter of 2010, due to some fees incurred for consulting services that occur infrequently. The increase in other noninterest expense of $57,000 was primarily due to the costs associated with maintaining foreclosed assets, such as legal fees and delinquent real estate taxes.
As a percentage of average assets, annualized non-interest expense was 2.91% in the first quarter of 2011 as compared to 2.88% in the same period of 2010, an increase of 3 basis points.
Provision for income taxes:
Income tax expense in the first quarter of 2011 was $23,000, or 5.7%, higher than in the same time period in 2010. The effective tax rate in the first quarter of 2011 was 25.5% versus 25.2% in 2010.
Liquidity:
The objective of liquidity management is to ensure that sufficient funding is available, at a reasonable cost, to meet the ongoing operational cash needs of the Corporation and to take advantage of income producing opportunities as they arise. While the desired level of liquidity will vary depending upon a variety of factors, it is the primary goal of the Corporation to maintain a high level of liquidity in all economic environments. Principal sources of asset liquidity are provided by securities maturing in one year or less, other short-term investments such as federal funds sold and cash and due from banks. Liability liquidity, which is more difficult to measure, can be met by attracting deposits and maintaining the core deposit base. The Corporation is a member of the Federal Home Loan Bank of Pittsburgh for the purpose of providing short-term liquidity when other sources are unable to fill these needs. During the first three months of 2011, there were no borrowings from the Federal Home Loan Bank. As of March 31, 2011, the Corporation had no long-term debt and had unused borrowing capacity with the Federal Home Loan Bank of $158 million.
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
Off-Balance Sheet Arrangements:
The Corporation’s consolidated financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk, credit risk, and interest rate risk. These commitments consist mainly of loans approved but not yet funded, unused lines of credit and letters of credit issued using the same credit standards as on-balance sheet instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment terms. Letters of credit are conditional commitments issued to guarantee the financial performance obligation of a customer to a third party. Unused commitments and letters of credit at March 31, 2011 were $22,382,000 and $835,000, respectively. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation. Management believes that any amounts actually drawn upon can be funded in the normal course of operations. The Corporation has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or the availability of capital resources.
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
Capital Adequacy:
Bank regulatory authorities in the United States issue risk-based capital standards. These capital standards relate a banking company’s capital to the risk profile of its assets and provide the basis by which all banking companies and banks are evaluated in terms of capital adequacy. The risk-based capital standards require all banks to have Tier 1 capital of at least 4% and total capital, including Tier 1 capital, of at least 8% of risk-adjusted assets. Tier 1 capital includes common stockholders’ equity and qualifying perpetual preferred stock together with related surpluses and retained earnings. Total capital is comprised of Tier 1 capital, limited life preferred stock, qualifying debt instruments, and the reserves for possible loan losses. Banking regulators have also issued leverage ratio requirements. The leverage ratio requirement is measured as the ratio of Tier 1 capital to adjusted average assets. At March 31, 2011, the Bank exceeded the regulatory requirements to be considered a “well capitalized” financial institution, i.e., a leverage ratio exceeding 5%, Tier 1 capital exceeding 6% and total capital exceeding 10%.

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
Recent declines and volatility in the values of financial institution stocks have significantly reduced the likelihood of realizing significant gains in the near-term. Although the Corporation has realized occasional gains from this portfolio in the past, the primary objective of the portfolio is to achieve value appreciation in the long term while earning consistent attractive after-tax yields from dividends. The carrying value of the financial institutions stocks accounted for 0.2% of the Corporation’s total assets as of March 31, 2011. Management performs an impairment analysis on the entire investment portfolio, including the financial institutions stocks, on a quarterly basis. As of March 31, 2011, no “other-than-temporary” impairment was identified. There is no assurance that further declines in market values of the common stock portfolio in the future will not result in “other-than-temporary” impairment charges, depending upon facts and circumstances present.

The equity investments in the Corporation’s portfolio had an adjusted cost basis of approximately $935,000 and a fair value of $983,000 at March 31, 2011. Net unrealized gains in this portfolio were approximately $49,000 at March 31, 2011.
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
The primary objective of the Corporation’s asset-liability management process is to maximize current and future net interest income within acceptable levels of interest rate risk while satisfying liquidity and capital requirements. Management recognizes that a certain amount of interest rate risk is inherent, appropriate and necessary to ensure profitability. A simulation analysis is used to assess earnings and capital at risk from movements in interest rates. The model considers three major factors of (1) volume differences, (2) repricing differences, and (3) timing in its income simulation. As of the most recent model run, data was disseminated into appropriate repricing buckets, based upon the static position at that time. The interest-earning assets and interest-bearing liabilities were assigned a multiplier to simulate how much that particular balance sheet item would re-price when interest rates change. Finally, the estimated timing effect of rate changes is applied, and the net interest income effect is determined on a static basis (as if no other factors were present). As the table below indicates, based upon rate shock simulations on a static basis, the Corporation’s balance sheet is relatively rate-neutral as rates decline. Each 100 basis point increase results in approximately $351,000 decline in net interest income in the static environment. This negative effect of rising rates is offset to a large degree by the positive effect of imbedded options that include loans floating above their floors and likely internal deposit pricing strategies. After applying the effects of options, over a one-year period, the net effect of an immediate 100, 200, 300 and 400 basis point rate increase would change net interest income by $(27,000), $(25,000), $(856,000) and $(906,000), respectively. Rate shock modeling was done for a declining rate of 25 basis points only, as the federal funds target rate currently is between zero and 0.25%. As the table below indicates, the net effect of interest rate risk on net interest income is essentially neutral in a rising rate environment through a 200 basis point increase. Juniata’s rate risk policies provide for maximum limits on net interest income that can be at risk for 100 through 400 basis point changes in interest rates.
Effect of Interest Rate Risk on Net Interest Income
(Dollars in thousands)

	Change in Net	Change in Net
Change in	Interest Income	Interest Income	Total Change in
Interest Rates	Due to Interest	Due to Imbedded	Net Interest
(Basis Points)	Rate Risk (Static)	Options	Income

400	$(1,404)	$498	$(906)
300	(1,053)	197	(856)
200	(702)	677	(25)
100	(351)	324	(27)
0	—	—	—
-25	87	(47)	40
The net interest income at risk position remained within the guidelines established by the Corporation’s asset/liability policy.
No material change has been noted in the Bank’s equity value at risk. Please refer to the Annual Report on Form 10-K as of December 31, 2010 for further discussion of this topic.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
As of March 31, 2011, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 (“Exchange Act”), Rule 13a-15(e). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Corporation reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.
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
Changes in Internal Control Over Financial Reporting
There were no significant changes in the Corporation’s internal control over financial reporting since December 31, 2010.
PART II — OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

In the opinion of management of the Corporation, there are no legal proceedings pending to which the Corporation or its subsidiary is a party or to which its property is subject, which, if determined adversely to the Corporation or its subsidiary, would be material in relation to the Corporation’s or its subsidiary’s financial condition. There are no proceedings pending other than ordinary routine litigation incident to the business of the Corporation or its subsidiary. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation or its subsidiary by government authorities.

Item 1A.	RISK FACTORS
There have been no material changes to the risk factors that were disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information on repurchases by the Corporation of its common stock in each month of the quarter ended March 31, 2011:

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number	Average	Part of Publicly	Shares that May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	per Share	Programs	Plans or Programs (1)

January 1-31, 2011	—	$—	—	122,036
February 1-28, 2011	3,000	16.95	3,000	119,036
March 1-31, 2011	16,500	16.95	16,500	102,536

Totals	19,500		19,500	102,536

(1)
On March 23, 2001, the Corporation announced plans to buy back 100,000 (200,000 on a post-split basis) shares of its common stock. There is no expiration date to this buyback plan, but subsequent to the initial plan, the Board of Directors authorized the repurchase of 400,000 additional shares in 2005 and then authorized 200,000 additional shares in September of 2008. As of May 9, 2011, the number of shares that may yet be purchased under the program was 102,536. No repurchase plan or program expired during the period covered by the table. The Corporation has no stock repurchase plan or program that it has determined to terminate prior to expiration or under which it does not intend to make further purchases.

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
2004 Executive Annual Incentive Plan (incorporated by reference to Exhibit 10.15 to the Corporation’s report on Form 10-K filed with the SEC on March 16, 2005) 10.2 — Exhibits A-B to 2004 Executive Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to the Corporation’s report on Form 8-K filed with the SEC on March 9, 2011)

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

Juniata Valley Financial Corp. (Registrant)
Date 05-09-2011	By	/s/ Marcie A. Barber
Marcie A. Barber, President and
Chief Executive Officer (Principal Executive Officer)

Date 05-09-2011	By	/s/ JoAnn N. McMinn
JoAnn N. McMinn, Chief Financial
Officer (Principal Accounting Officer and Principal Financial Officer )