Form 10-Q
period 2011-06-30
JUNIATA VALLEY FINANCIAL CORP
filed 2011-08-09
CIK 714712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934
For the quarterly period ended June 30, 2011
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 9, 2011

Common Stock ($1.00 par value)	4,236,168 shares

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
Juniata Valley Financial Corp. and Subsidiary
Consolidated Statements of Financial Condition
(Unaudited, in thousands, except share data)

	June 30,	December 31,
	2011	2010
ASSETS
Cash and due from banks	$11,495	$12,758
Interest bearing deposits with banks	1,784	218
Federal funds sold	2,500	12,300

Cash and cash equivalents	15,779	25,276

Interest bearing time deposits with banks	1,096	1,345
Securities available for sale	111,995	79,923
Restricted investment in Federal Home Loan Bank (FHLB) stock	1,884	2,088
Investment in unconsolidated subsidiary	3,666	3,550

Total loans, net of unearned interest	292,009	298,102
Less: Allowance for loan losses	(2,881)	(2,824)

Total loans, net of allowance for loan losses	289,128	295,278
Premises and equipment, net	6,890	7,067
Other real estate owned	163	412
Bank owned life insurance and annuities	13,830	13,568
Core deposit intangible	232	254
Goodwill	2,046	2,046
Accrued interest receivable and other assets	5,295	4,946

Total assets	$452,004	$435,753

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$60,275	$60,696
Interest bearing	333,278	316,094

Total deposits	393,553	376,790

Securities sold under agreements to repurchase	2,453	3,314
Other interest bearing liabilities	1,218	1,200
Accrued interest payable and other liabilities	4,294	4,473

Total liabilities	401,518	385,777
Stockholders’ Equity:
Preferred stock, no par value:
Authorized - 500,000 shares, none issued	—	—
Common stock, par value $1.00 per share:
Authorized - 20,000,000 shares
Issued - 4,745,826 shares
Outstanding -
4,236,168 shares at June 30, 2011;
4,257,765 shares at December 31, 2010	4,746	4,746
Surplus	18,356	18,354
Retained earnings	38,414	37,868
Accumulated other comprehensive loss	(1,142)	(1,465)
Cost of common stock in Treasury:
509,658 shares at June 30, 2011;
488,061 shares at December 31, 2010	(9,888)	(9,527)

Total stockholders’ equity	50,486	49,976

Total liabilities and stockholders’ equity	$452,004	$435,753

See accompanying notes to consolidated financial statements.

Juniata Valley Financial Corp. and Subsidiary
Consolidated Statements of Income
(Unaudited)
(in thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Interest income:
Loans, including fees	$4,484	$4,896	$9,076	$9,932
Taxable securities	313	263	566	496
Tax-exempt securities	234	264	467	539
Federal funds sold	2	3	4	4
Other interest income	7	10	15	19

Total interest income	5,040	5,436	10,128	10,990

Interest expense:
Deposits	1,191	1,347	2,366	2,866
Securities sold under agreements to repurchase	—	—	1	1
Short-term borrowings	—	—	—	1
Long-term debt	—	36	—	70
Other interest bearing liabilities	7	4	14	7

Total interest expense	1,198	1,387	2,381	2,945

Net interest income	3,842	4,049	7,747	8,045
Provision for loan losses	116	282	204	567

Net interest income after provision for loan losses	3,726	3,767	7,543	7,478

Noninterest income:
Trust fees	94	90	207	210
Customer service fees	349	387	661	769
Earnings on bank-owned life insurance and annuities	124	138	243	260
Commissions from sales of non-deposit products	65	125	168	221
Income from unconsolidated subsidiary	66	63	131	119
Gain on sales or calls of securities	1	15	6	27
Gain (Loss) on sales of other assets	(1)	7	14	6
Other noninterest income	303	199	595	435

Total noninterest income	1,001	1,024	2,025	2,047

Noninterest expense:
Employee compensation expense	1,337	1,308	2,592	2,594
Employee benefits	423	403	824	819
Occupancy	252	216	495	449
Equipment	146	136	301	255
Data processing expense	337	346	659	711
Director compensation	70	86	147	173
Professional fees	91	136	230	229
Taxes, other than income	124	125	251	255
FDIC Insurance premiums	85	150	218	297
Amortization of intangibles	11	12	22	23
Other noninterest expense	423	381	738	639

Total noninterest expense	3,299	3,299	6,477	6,444

Income before income taxes	1,428	1,492	3,091	3,081
Provision for income taxes	337	354	761	755

Net income	$1,091	$1,138	$2,330	$2,326

Earnings per share
Basic	$0.26	$0.26	$0.55	$0.54
Diluted	$0.26	$0.26	$0.55	$0.54
Cash dividends declared per share	$0.21	$0.20	$0.42	$0.40
Weighted average basic shares outstanding	4,237,886	4,309,610	4,246,884	4,319,816
Weighted average diluted shares outstanding	4,240,781	4,312,778	4,249,900	4,323,423
See accompanying notes to consolidated financial statements.

Juniata Valley Financial Corp. and Subsidiary
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(in thousands, except share data)

	Six Months Ended June 30, 2011
	Number				Accumulated
	of				Other		Total
	Shares	Common		Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Surplus	Earnings	Loss	Stock	Equity
Balance at December 31, 2010	4,257,765	$4,746	$18,354	$37,868	$(1,465)	$(9,527)	$49,976
Comprehensive income:

Net income				2,330			2,330

Change in unrealized gains on securities available for sale, net of reclassification adjustment and tax effects					271		271
Defined benefit retirement plan adjustments, net of tax effects					52		52

Total comprehensive income							2,653

Cash dividends at $0.42 per share				(1,784)			(1,784)

Stock-based compensation activity			12				12
Purchase of treasury stock	(24,500)					(417)	(417)

Treasury stock issued for stock option and stock purchase plans	2,903		(10)			56	46

Balance at June 30, 2011	4,236,168	$4,746	$18,356	$38,414	$(1,142)	$(9,888)	$50,486

	Six Months Ended June 30, 2010
	Number				Accumulated
	of				Other		Total
	Shares	Common		Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Surplus	Earnings	Loss	Stock	Equity
Balance at December 31, 2009	4,337,587	$4,746	$18,315	$36,478	$(805)	$(8,131)	$50,603
Comprehensive income:

Net income				2,326			2,326

Change in unrealized gains on securities available for sale, net of reclassification adjustment and tax effects					170		170
Defined benefit retirement plan adjustments, net of tax effects					42		42

Total comprehensive income							2,538

Cash dividends at $0.40 per share				(1,727)			(1,727)

Stock-based compensation activity			24				24
Purchase of treasury stock, at cost	(58,100)					(1,026)	(1,026)

Treasury stock issued for stock option and stock purchase plans	4,078		(19)			80	61

Balance at June 30, 2010	4,283,565	$4,746	$18,320	$37,077	$(593)	$(9,077)	$50,473

See accompanying notes to consolidated financial statements.

Juniata Valley Financial Corp. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2011	2010
Operating activities:
Net income	$2,330	$2,326
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	204	567
Depreciation	302	256
Net amortization of securities premiums	175	143
Amortization of core deposit intangible	22	23
Net amortization of loan origination costs	26	11
Deferral of net loan costs	3	8
Net realized gains on sales or calls of securities	(6)	(27)
Gains on sales of other real estate owned	(14)	(6)
Earnings on bank owned life insurance and annuities	(243)	(260)
Deferred income tax expense	49	2
Equity in earnings of unconsolidated subsidiary, net of dividends of $20 and $19	(111)	(100)
Stock-based compensation expense	12	24
Increase in accrued interest receivable and other assets	(474)	(375)
Decrease in accrued interest payable and other liabilities	(149)	(149)

Net cash provided by operating activities	2,126	2,443

Investing activities:
Purchases of:
Securities available for sale	(43,484)	(26,286)
Premises and equipment	(125)	(163)
Bank owned life insurance and annuities	(44)	(44)
Proceeds from:
Maturities and calls of and principal repayments on securities available for sale	11,646	22,701
Redemption of FHLB stock	204	—
Bank owned life insurance and annuities	13	33
Sale of other real estate owned	411	570
Sale of other assets	—	11
Net decrease in interest-bearing time deposits	249	75
Net decrease in loans receivable	5,760	2,846

Net cash used in investing activities	(25,370)	(257)

Financing activities:
Net increase in deposits	16,763	2,165
Net decrease in securities sold under agreements to repurchase	(861)	(39)
Cash dividends	(1,784)	(1,727)
Purchase of treasury stock	(417)	(1,026)
Treasury stock issued for employee stock plans	46	61

Net cash provided by (used in) financing activities	13,747	(566)

Net (decrease) increase in cash and cash equivalents	(9,497)	1,620
Cash and cash equivalents at beginning of period	25,276	19,895

Cash and cash equivalents at end of period	$15,779	$21,515

Supplemental information:
Interest paid	$2,368	$3,044
Income taxes paid	$875	$770
Supplemental schedule of noncash investing and financing activities:
Transfer of loans to other real estate owned	$148	$384
Transfer of loans to repossessed assets	$9	$—
See accompanying notes to consolidated financial statements.

Juniata Valley Financial Corp. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1 — Basis of Presentation and Accounting Policies
The financial information includes the accounts of Juniata Valley Financial Corp. (the “Corporation”) and its wholly owned subsidiary, The Juniata Valley Bank (the “Bank”). All significant intercompany accounts and transactions have been eliminated.
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (U.S. GAAP) for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. For comparative purposes, the 2010 balances have been reclassified to conform to the 2011 presentation. Such reclassifications had no impact on net income. Operating results for the six-month period ended June 30, 2011, are not necessarily indicative of the results for the year ended December 31, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in Juniata Valley Financial Corp.’s Annual Report on Form 10-K for the year ended December 31, 2010.
The Corporation has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2011 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.
NOTE 2 — Recent Accounting Pronouncements
ASU 2011-05
The provisions of this Accounting Standards Update (ASU) amend Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 220, Comprehensive Income, to facilitate the continued alignment of U.S. GAAP with International Accounting Standards. The ASU prohibits the presentation of the components of comprehensive income in the statement of stockholder’s equity. Reporting entities are allowed to present either: a statement of comprehensive income, which reports both net income and other comprehensive income; or separate but consecutive statements of net income and other comprehensive income. Under previous GAAP, any of the three presentations was acceptable. Regardless of the presentation selected, the reporting entity is required to present all reclassifications between other comprehensive and net income on the face of the new statement or statements. The provisions of this ASU are effective for fiscal years and interim periods beginning after December 31, 2011 for public entities. For nonpublic entities, the provisions are effective for fiscal years ending after December 31, 2012, and for interim and annual periods thereafter. As the two remaining options for presentation existed prior to the issuance of this ASU, early adoption is permitted. This guidance will not have an impact on the Corporation’s consolidated financial position or results of operations.
ASU 2011-04
This ASU amends FASB ASC Topic 820, Fair Value Measurements, to bring U.S. GAAP for fair value measurements in line with International Accounting Standards. The ASU clarifies existing guidance for items such as: the application of the highest and best use concept to non-financial assets and liabilities; the application of fair value measurement to financial instruments classified in a reporting entity’s stockholder’s equity; and disclosure requirements regarding quantitative information about unobservable inputs used in the fair value measurements of level 3 assets. The ASU also creates an exception to Topic 820 for entities which carry financial instruments within a portfolio or group, under which the entity is now permitted to base the price used for fair valuation upon a price that would be received to sell the net asset position or transfer a net liability position in an orderly transaction. The ASU also allows for the application of premiums and discounts in a fair value measurement if the financial instrument is categorized in level 2 or 3 of the fair value hierarchy. Lastly, the ASU contains new disclosure requirements regarding fair value amounts categorized as level 3 in the fair value hierarchy such as: disclosure of the valuation process used; effects of and relationships between unobservable inputs; usage of nonfinancial assets for purposes other than their highest and best use when that is the basis of the disclosed fair value; and categorization by level of items disclosed at fair value, but not measured at fair value for financial statement purposes. For public entities, this ASU is effective for interim and annual periods beginning after December 15, 2011. For nonpublic entities, the ASU is effective for annual periods beginning after December 15, 2011. Early adoption is not permitted. This guidance will not have a significant impact on the Corporation’s consolidated financial position or results of operations.

ASU 2011-03
The FASB has issued this ASU to clarify the accounting principles applied to repurchase agreements, as set forth by FASB ASC Topic 860, Transfers and Servicing. This ASU, entitled Reconsideration of Effective Control for Repurchase Agreements, amends one of three criteria used to determine whether or not a transfer of assets may be treated as a sale by the transferor. Under Topic 860, the transferor may not maintain effective control over the transferred assets in order to qualify as a sale. This ASU eliminates the criteria under which the transferor must retain collateral sufficient to repurchase or redeem the collateral on substantially agreed upon terms as a method of maintaining effective control. This ASU is effective for both public and nonpublic entities for interim and annual reporting periods beginning on or after December 31, 2011, and requires prospective application to transactions or modifications of transactions which occur on or after the effective date. Early adoption is not permitted. This guidance will not have a significant impact on the Corporation’s consolidated financial position or results of operations.
ASU 2011-02
The FASB has issued this ASU to clarify the accounting principles applied to loan modifications, as defined by FASB ASC Subtopic 310-40, Receivables — Troubled Debt Restructurings by Creditors. This guidance was prompted by the increased volume in loan modifications prompted by the recent economic downturn. The ASU clarifies guidance on a creditor’s evaluation of whether or not a concession has been granted, with an emphasis on evaluating all aspects of the modification rather than a focus on specific criteria, such as the effective interest rate test, to determine a concession. The ASU goes on to provide guidance on specific types of modifications such as changes in the interest rate of the borrowing, and insignificant delays in payments, as well as guidance on the creditor’s evaluation of whether or not a debtor is experiencing financial difficulties.
For public entities, the amendments in the ASU are effective for the first interim or annual periods beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The entity should also disclose information required by ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which had previously been deferred by ASU 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in ASU No. 2010-20, for interim and annual periods beginning on or after June 15, 2011. Nonpublic entities are required to adopt the amendments in this ASU for annual periods ending on or after December 15, 2012. Early adoption is permitted. This guidance will not have a significant impact on the Corporation’s consolidated financial position or results of operations.

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
The components of comprehensive income and related tax effects are as follows (in thousands):

	Three Months Ended June 30, 2011			Three Months Ended June 30, 2010
	Before			Before	Tax Expense
	Tax	Tax	Net-of-Tax	Tax	or	Net-of-Tax
	Amount	Expense	Amount	Amount	(Benefit)	Amount
Net income	$1,428	$337	$1,091	$1,492	$354	$1,138
Other comprehensive income:
Unrealized gains on available for sale securities:
Unrealized gains arising during the period	588	200	388	49	17	32
Unrealized gains from unconsolidated subsidiary	3	—	3	8	—	8
Less reclassification adjustment for: gains included in net income	(1)	—	(1)	(15)	(5)	(10)
Change in pension liability	39	13	26	32	11	21

Other comprehensive income	629	213	416	74	23	51

Total comprehensive income	$2,057	$550	$1,507	$1,566	$377	$1,189

	Six Months Ended June 30, 2011			Six Months Ended June 30, 2010
	Before	Tax Expense		Before	Tax Expense
	Tax	or	Net-of-Tax	Tax	or	Net-of-Tax
	Amount	(Benefit)	Amount	Amount	(Benefit)	Amount
Net income	$3,091	$761	$2,330	$3,081	$755	$2,326
Other comprehensive income:
Unrealized gains on available for sale securities:
Unrealized gains arising during the period	408	138	270	264	90	174
Unrealized gains from unconsolidated subsidiary	5	—	5	14	—	14
Less reclassification adjustment for: gains included in net income	(6)	(2)	(4)	(27)	(9)	(18)
Change in pension liability	79	27	52	64	22	42

Other comprehensive income	486	163	323	315	103	212

Total comprehensive income	$3,577	$924	$2,653	$3,396	$858	$2,538

Components of accumulated other comprehensive loss, net of tax consist of the following (in thousands):

	6/30/2011	12/31/2010
Unrealized gains on available for sale securities	$670	$399
Unrecognized expense for defined benefit pension	(1,812)	(1,864)

Accumulated other comprehensive loss	$(1,142)	$(1,465)

NOTE 4 — Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share:
(Amounts, except earnings per share, in thousands)

	Three Months	Three Months
	Ended	Ended
	June 30, 2011	June 30, 2010

Net income	$1,091	$1,138

Weighted-average common shares outstanding	4,238	4,310

Basic earnings per share	$0.26	$0.26

Weighted-average common shares outstanding	4,238	4,310

Common stock equivalents due to effect of stock options	3	3

Total weighted-average common shares and equivalents	4,241	4,313

Diluted earnings per share	$0.26	$0.26

	Six Months	Six Months
	Ended	Ended
	June 30, 2011	June 30, 2010

Net income	$2,330	$2,326

Weighted-average common shares outstanding	4,247	4,320

Basic earnings per share	$0.55	$0.54

Weighted-average common shares outstanding	4,247	4,320

Common stock equivalents due to effect of stock options	3	4

Total weighted-average common shares and equivalents	4,250	4,324

Diluted earnings per share	$0.55	$0.54

NOTE 5 — Commitments, Contingent Liabilities and Guarantees
In the ordinary course of business, the Corporation makes commitments to extend credit to its customers through letters of credit, loan commitments and lines of credit. At June 30, 2011, the Corporation had $40,959,000 outstanding in loan commitments and other unused lines of credit extended to its customers as compared to $37,466,000 at December 31, 2010.
The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its letters of credit. Letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Generally, letters of credit have expiration dates within one year of issuance. The credit risk involved in issuing letters of credit is essentially the same as the risks that are involved in extending loan facilities to customers. The Corporation generally holds collateral and/or personal guarantees supporting these commitments. The Corporation had outstanding $961,000 and $845,000 of letters of credit commitments as of June 30, 2011 and December 31, 2010, respectively. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of June 30, 2011 for payments under letters of credit issued was not material. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk.

NOTE 6 — Defined Benefit Retirement Plan
The Corporation had a defined benefit retirement plan covering substantially all of its employees, prior to January 1, 2008. Effective January 1, 2008, the plan was amended to close the plan to new entrants. The benefits under the plan are based on years of service and the employees’ compensation. The Corporation’s funding policy allows contributions annually up to the maximum amount that can be deducted for federal income taxes purposes. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. The Corporation has made no contributions in the first six months of 2011 and does not expect to contribute to the defined benefit plan in the remainder of 2011. Pension expense included the following components for the three and six month periods ended June 30, 2011 and 2010:
(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Components of net periodic pension cost
Service cost	$48	$47	$96	$93
Interest cost	119	118	239	236
Expected return on plan assets	(158)	(144)	(316)	(287)
Additional recognized amounts	38	32	76	64

Net periodic pension cost	$47	$53	$95	$106

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
Included in the purchase price of the branch was goodwill and core deposit intangible of $2,046,000 and $449,000, respectively. The core deposit intangible is being amortized over a ten-year period on a straight line basis. During the first six months of 2011 and 2010, amortization expense was $22,000 and $23,000, respectively. Accumulated amortization of core deposit intangible through June 30, 2011 was $217,000. The goodwill is not amortized, but is measured annually for impairment or more frequently if certain events occur which might indicate goodwill has been impaired. There was no impairment of goodwill during the six month periods ended June 30, 2011 or 2010.
NOTE 8 — Investment in Unconsolidated Subsidiary
The Corporation owns 39.16% of the outstanding common stock of The First National Bank of Liverpool (FNBL), Liverpool, PA. This investment is accounted for under the equity method of accounting. The investment is being carried at $3,666,000 as of June 30, 2011. The Corporation increases its investment in FNBL for its share of earnings and decreases its investment by any dividends received from FNBL. A loss in value of the investment which is other than a temporary decline will be recognized. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of FNBL to sustain an earnings capacity which would justify the carrying amount of the investment.
NOTE 9 — Securities
ASC Topic 320, Investments — Debt and Equity Securities, clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. For equity securities, consideration is given to management’s intention and ability to hold the securities until recovery of unrealized losses in assessing potential other-than-temporary impairment. More specifically, considerations used to determine other-than-temporary impairment status for individual equity holdings include the length of time the stock has remained in an unrealized loss position, the percentage of unrealized loss compared to the carrying cost of the stock, dividend reduction or suspension, market analyst reviews and expectations, and other pertinent developments that would affect expectations for recovery or further decline.

In instances when a determination is made that an other-than-temporary impairment exists and the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, the other-than-temporary impairment is separated into the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and the amount of the total other-than-temporary impaired related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.
The Corporation’s investment portfolio includes primarily bonds issued by U.S. Government sponsored agencies (approximately 56%) and municipalities (approximately 40%) as of June 30, 2011. Most of the municipal bonds are general obligation bonds with maturities or pre-refunding dates within 5 years. The remaining 4% of the portfolio includes mortgage-backed securities issued by Government-sponsored agencies and backed by residential mortgages, corporate notes and a group of equity investments in other financial institutions. The amortized cost and fair value of securities as of June 30, 2011 and December 31, 2010, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because the securities may be called or prepaid with or without prepayment penalties.

	June 30, 2011
			Gross	Gross
Securities Available for Sale	Amortized	Fair	Unrealized	Unrealized
Type and maturity	Cost	Value	Gains	Losses
U.S. Treasury securities and obligations of U.S. Government agencies and corporations
Within one year	$5,346	$5,358	$12	$—
After one year but within five years	46,566	47,011	475	(30)
After five years but within ten years	11,000	10,932	12	(80)

	62,912	63,301	499	(110)
Obligations of state and political subdivisions
Within one year	11,378	11,442	64	—
After one year but within five years	28,867	29,367	506	(6)
After five years but within ten years	3,293	3,298	25	(20)

	43,538	44,107	595	(26)
Corporate notes
After one year but within five years	1,000	1,021	21	—

	1,000	1,021	21	—

Mortgage-backed securities	2,611	2,646	79	(44)
Equity securities	935	920	105	(120)

Total	$110,996	$111,995	$1,299	$(300)

	December 31, 2010
			Gross	Gross
Securities Available for Sale	Amortized	Fair	Unrealized	Unrealized
Type and maturity	Cost	Value	Gains	Losses
U.S. Treasury securities and obligations of U.S. Government agencies and corporations
After one year but within five years	$34,607	$34,783	$348	$(172)
After five years but within ten years	3,000	2,913	—	(87)

	37,607	37,696	348	(259)
Obligations of state and political subdivisions
Within one year	12,219	12,390	175	(4)
After one year but within five years	24,493	24,877	488	(104)
After five years but within ten years	1,826	1,626	—	(200)

	38,538	38,893	663	(308)
Corporate notes
After one year but within five years	1,000	1,028	28	—

	1,000	1,028	28	—
Mortgage-backed securities	1,246	1,345	99	—
Equity securities	935	961	106	(80)

Total	$79,326	$79,923	$1,244	$(647)

The following table shows gross unrealized losses and fair value, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2011 and December 31, 2010 (in thousands):

	Unrealized Losses at June 30, 2011
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities and obligations of U.S. Government agencies and corporations	$13,941	$(110)	$—	$—	$13,941	$(110)
Obligations of state and political subdivisions	4,851	(26)	—	—	4,851	(26)
Mortgage-backed securities	1,414	(44)	—	—	1,414	(44)
Corporate and other securities			—	—	—	—

Debt securities	20,206	(180)	—	—	20,206	(180)

Equity securities	410	(26)	252	(94)	662	(120)

Total temporarily impaired securities	$20,616	$(206)	$252	$(94)	$20,868	$(300)

	Unrealized Losses at December 31, 2010
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities and obligations of U.S. Government agencies and corporations	$17,859	$(259)	$—	$—	$17,859	$(259)
Obligations of state and political subdivisions	9,719	(304)	881	(4)	10,600	(308)

Debt securities	27,578	(563)	881	(4)	28,459	(567)

Equity securities	389	(5)	270	(75)	659	(80)

Total temporarily impaired securities	$27,967	$(568)	$1,151	$(79)	$29,118	$(647)

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

Equity securities owned by the Corporation consist of common stock of various financial services providers (“Bank Stocks”) and are evaluated quarterly for evidence of other-than-temporary impairment. There were six equity securities that comprise a group of securities with unrealized losses for 12 months or more at June 30, 2011. In the aggregate and individually, the unrealized loss on this group of securities did not significantly change from December 31, 2010 to June 30, 2011, and, individually, none of these six have significant unrealized losses. Management has identified no new other-than-temporary impairment as of June 30, 2011 in the equity portfolio.
Certain obligations of the U.S. Government and state and political subdivisions are pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law. The fair value of the pledged assets amounted to $29,853,000 and $31,951,000 at June 30, 2011 and December 31, 2010, respectively.
In addition to cash received from the scheduled maturities of securities, some investment securities available for sale are sold at current market values during the course of normal operations, and some securities are called pursuant to call features built into the bonds. Following is a summary of proceeds received from all investment securities transactions, and the resulting realized gains and losses (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Gross proceeds from sales of securities	$—	$—	$—	$—
Securities available for sale:
Gross realized gains from called securities	$1	$15	$6	$27
Gross realized losses	—	—	—	—
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

The Corporation’s intent is to hold loans in the portfolio until maturity. At the time the Corporation’s intent is no longer to hold loans to maturity based on asset/liability management practices, the Corporation transfers loans from its portfolio to held for sale at fair value. Any write-down recorded upon transfer is charged against the allowance for loan losses. Any write-downs recorded after the initial transfers are recorded as a charge to other non-interest expense. Gains or losses recognized upon sale are included in other non-interest income.
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
Loans included in any class are considered for charge-off when:
(1)	principal or interest has been in default for 120 days or more and for which no payment has been received during the previous four months;

(2)	all collateral securing the loan has been liquidated and a deficiency balance remains;

(3)	a bankruptcy notice is received for an unsecured loan;

(4)	a confirming loss has occurred; or

(5)	the loan is deemed to be uncollectible for any other reason.
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
A large commercial loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. (A “large” loan (or group of like-loans within one relationship) is defined as a commercial/business loan with an aggregate outstanding balance in excess of $150,000, or any other loan that management deems of similar characteristics inherent to the deficiencies of an impaired large loan by definition.) Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loans and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent. The estimated fair values of substantially all of the Corporation’s impaired loans are measured based on the estimated fair value of the loan’s collateral. For commercial loans secured with real estate, estimated fair values are determined primarily through third-party appraisals. When a real estate secured loan becomes impaired, a decision is made regarding whether an updated certified appraisal of the real estate is necessary. This decision is based on various considerations, including the age of the most recent appraisal, the loan-to-value ratio based on the original appraisal and the condition of the property. Appraised values are discounted to arrive at the estimated selling price of the collateral, which is considered to be the estimated fair value. The discounts also include the estimated costs to sell the property. For commercial loans secured by non-real estate collateral, estimated fair values are determined based on the borrower’s financial statements, inventory reports, accounts receivable agings or equipment appraisals or invoices. Indications of value from these sources are generally discounted based on the age of the financial information or the quality of the assets. For such loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The Bank generally does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are subject to a restructuring agreement.
Loans whose terms are modified are classified as troubled debt restructurings if the Corporation grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring generally involve a below-market-rate reduction in interest rate or an extension of a loan’s stated maturity date. Nonaccrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for a period of time after modification. Loans classified as troubled debt restructurings are designated as impaired.
The component of the allowance for contingencies relates to other loans that have been segmented into risk rated categories. The borrower’s overall financial condition, repayment sources, guarantors and value of collateral, if appropriate, are evaluated quarterly or when credit deficiencies arise, such as delinquent loan payments. Credit quality risk ratings include regulatory classifications of special mention, substandard, doubtful and loss. Loans classified as special mention have potential weaknesses that deserve management’s close attention. If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects. Loans classified substandard have one or more well-defined weaknesses that jeopardize the liquidation of the debt. They include loans that are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified doubtful have all the weaknesses inherent in loans classified substandard with the added characteristic that collection or liquidation in full, on the basis or current conditions and facts, is highly improbable. Loans classified as a loss are considered uncollectible and are charged to the allowance for loan losses. Loans not classified are rated pass. Specific reserves may be established for larger, individual classified loans as a result of this evaluation, as discussed above. Remaining loans are categorized into large groups of smaller balance homogeneous loans and are collectively evaluated for impairment. This computation is generally based on historical loss experience adjusted for qualitative factors. The historical loss experience is averaged over a ten-year period for each of the portfolio segments. The ten-year timeframe was selected in order to capture activity over a wide range of economic conditions and has been consistently used for the past five years. The qualitative risk factors are reviewed for relevancy each quarter and include:
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
Commercial Real Estate Lending - The Corporation engages in commercial real estate lending in its primary market area and surrounding areas. The Corporation’s commercial loan portfolio is secured primarily by residential housing, raw land and hotels. Generally, commercial real estate loans have terms that do not exceed 20 years, have loan-to-value ratios of up to 80% of the appraised value of the property and are typically secured by personal guarantees of the borrowers.
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
Real Estate Construction Lending - The Corporation engages in real estate construction lending in its primary market area and surrounding areas. The Corporation’s real estate construction lending consists of commercial and residential site development loans, as well as commercial building construction and residential housing construction loans.
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
Residential Mortgage Lending - One- to four-family residential mortgage loan originations are generated by the Corporation’s marketing efforts, its present customers, walk-in customers and referrals. These loans originate primarily within the Corporation’s market area or with customers primarily from the market area.

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
Obligations of States and Political Subdivisions — The Corporation lends to local municipalities and other tax-exempt organizations. These loans are primarily tax-anticipation notes and as such carry little risk. Historically, the Corporation has never incurred a loss on any loan of this type.
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

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Corporation’s internal risk rating system as of June 30, 2011 and December 31, 2010 (in thousands).

		Special
As of June 30, 2011	Pass	Mention	Substandard	Doubtful	Total

Commercial financial and agricultural	$15,827	$1,351	$384	$—	$17,562
Real estate — commercial	45,686	10,803	2,461	—	58,950
Real estate — construction	15,210	1,654	—	1,150	18,014
Real estate — mortgage	127,782	7,601	4,432	1,354	141,169
Home equity	39,844	271	—	147	40,262
Obligations of states and political subdivisions	8,433	—	—	—	8,433
Personal	7,581	27	11	—	7,619

Total	$260,363	$21,707	$7,288	$2,651	$292,009

		Special
As of December 31, 2010	Pass	Mention	Substandard	Doubtful	Total

Commercial financial and agricultural	$12,557	$5,732	$1,316	$306	$19,911
Real estate — commercial	44,935	6,405	4,365	600	56,305
Real estate — construction	13,067	—	—	189	13,256
Real estate — mortgage	129,954	8,284	5,142	1,226	144,606
Home equity	45,255	431	666	—	46,352
Obligations of states and political subdivisions	8,984	—	—	—	8,984
Personal	8,473	211	4	—	8,688

Total	$263,225	$21,063	$11,493	$2,321	$298,102

The Corporation has certain loans in its portfolio that are considered to be impaired. It is the policy of the Corporation to recognize income on impaired loans that have been transferred to nonaccrual status on a cash basis, only to the extent that it exceeds principal balance recovery. Until an impaired loan is placed on nonaccrual status, income is recognized on the accrual basis. Collateral analysis are performed on each impaired loan at least quarterly and results are used to determine if a specific reserve is necessary to adjust the carrying value of each individual loan down to the estimated fair value. Generally, specific reserves are carried against impaired loans rather than recording partial charge-offs until termination of the credit is scheduled through liquidation of the collateral or foreclosure. In the case of liquidation, sales agreements are used to determine the loss. In the case of a foreclosure, professional appraisals of collateral, discounted for expected closing costs, are used to determine the charge-off amount. The following tables summarize information regarding impaired loans by portfolio class as of June 30, 2011 and December 31, 2010 (in thousands):

	As of June 30, 2011			As of December 31, 2010
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
Impaired loans	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:
Commercial financial and agricultural	$274	$274	$—	$309	$309	$—
Real estate — commercial	2,322	2,322	—	2,395	2,395	—
Real estate — construction	—	—	—	250	250	—
Real estate — mortgage	2,010	2,010	—	2,652	2,652	—

With an allowance recorded:
Real estate — construction	$1,150	$1,150	$303	$900	$900	$235
Real estate — mortgage	1,049	1,049	325	1,237	1,237	335

Total:
Commercial financial and agricultural	$274	$274	$—	$309	$309	$—
Real estate — commercial	2,322	2,322	—	2,395	2,395	—
Real estate — construction	1,150	1,150	303	1,150	1,150	235
Real estate — mortgage	3,059	3,059	325	3,889	3,889	335

	$6,805	$6,805	$628	$7,743	$7,743	$570

Average recorded investment of impaired loans and related interest income recognized for the three and six months ended June 30, 2011 are summarized as follows (in thousands):

	Three Months Ended June 30, 2011			Six Months Ended June 30, 2011
	Average	Interest	Cash Basis	Average	Interest	Cash Basis
	Recorded	Income	Interest	Recorded	Income	Interest
Impaired loans	Investment	Recognized	Income	Investment	Recognized	Income
With no related allowance recorded:
Commercial financial and agricultural	$281	$5	$—	$290	$10	$—
Real estate — commercial	2,348	35	2	2,363	68	2
Real estate — construction	125	—	—	167	—	—
Real estate — mortgage	1,906	(10)	3	2,154	13	3

With an allowance recorded:
Real estate — construction	$1,025	$—	$—	$983	$—	$—
Real estate — mortgage	1,143	—	—	1,174	—	—

Total:
Commercial financial and agricultural	$281	$5	$—	$290	$10	$—
Real estate — commercial	2,348	35	2	2,363	68	2
Real estate — construction	1,150	—	—	1,150	—	—
Real estate — mortgage	3,049	(10)	3	3,328	13	3

	$6,828	$30	$5	$7,131	$91	$5

The following table presents nonaccrual loans by classes of the loan portfolio as of June 30, 2011 and December 31, 2010 (in thousands):

Nonaccrual loans:	June 30, 2011	December 31, 2010

Commercial financial and agricultural	$56	$246
Real estate — commercial	476	478
Real estate — construction	1,150	1,150
Real estate — mortgage	4,729	3,564
Home equity	410	524
Personal	8	2

Total	$6,829	$5,964

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status as of June 30, 2011 and December 31, 2010 (in thousands):

							Loans Past
							Due greater
	30-59 Days	60-89 Days	Greater than	Total Past			than 90 Days
As of June 30, 2011	Past Due	Past Due	90 Days	Due	Current	Total Loans	and Accruing

Commercial financial and agricultural	$13	$17	$39	$69	$17,493	$17,562	$—
Real estate — commercial	825	978	476	2,279	56,671	58,950	—
Real estate — construction	59	941	1,464	2,464	15,550	18,014	314
Real estate — mortgage	100	1,864	4,283	6,247	134,922	141,169	—
Home equity	602	165	443	1,210	39,052	40,262	96
Obligations of states and political subdivisions	—	—	—	—	8,433	8,433	—
Personal	79	6	10	95	7,524	7,619	2

Total	$1,678	$3,971	$6,715	$12,364	$279,645	$292,009	$412

							Loans Past
							Due greater
	30-59 Days	60-89 Days	Greater than	Total Past			than 90 Days
As of December 31, 2010	Past Due	Past Due	90 Days	Due	Current	Total Loans	and Accruing

Commercial financial and agricultural	$293	$272	$228	$793	$19,118	$19,911	$—
Real estate — commercial	1,195	627	720	2,542	53,763	56,305	242
Real estate — construction	20	207	1,150	1,377	11,879	13,256	—
Real estate — mortgage	260	4,832	3,465	8,557	136,049	144,606	590
Home equity	737	318	466	1,521	44,831	46,352	167
Obligations of states and political subdivisions	—	—	—	—	8,984	8,984	—
Personal	110	15	10	135	8,553	8,688	8

Total	$2,615	$6,271	$6,039	$14,925	$283,177	$298,102	$1,007

The following tables summarize the activity by segments of the allowance for loan losses, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment for the three and six months ended June 30, 2011 and as of June 30, 2011 and December 31, 2010 (in thousands):

	Commercial,
	financial and	Real estate -	Real estate -	Real estate -
	agricultural	commercial	construction	mortgage	Home equity	Personal	Total
Allowance for loan losses:
Beginning Balance, April 1, 2011	$146	$462	$434	$1,462	$334	$63	$2,901
Charge-offs	(4)	—	—	(127)	—	(5)	(136)
Provisions	3	(3)	(3)	117	(2)	4	116

Ending balance	$145	$459	$431	$1,452	$332	$62	$2,881

Beginning Balance, January 1, 2011	$163	$442	$336	$1,421	$389	$73	$2,824
Charge-offs	(8)	—	—	(143)	—	(5)	(156)
Recoveries	—	—	—	—	—	9	9
Provisions	(10)	17	95	174	(57)	(15)	204

Ending balance	$145	$459	$431	$1,452	$332	$62	$2,881

						Obligations of
	Commercial,					states and
	financial and	Real estate -	Real estate -	Real estate -		political
As of June 30, 2011	agricultural	commercial	construction	mortgage	Home equity	subdivisions	Personal	Total
Allowance for loan losses:
Ending balance	$145	$459	$431	$1,452	$332	$—	$62	$2,881

Ending balance: individually evaluated for impairment	$—	$—	$303	$325	$—	$—	$—	$628
Ending balance: collectively evaluted for impairment	$145	$459	$128	$1,127	$332	$—	$62	$2,253
Total	—	—	—	—	—	—	—	—

Loans, net of unearned interest:
Ending balance	$17,562	$58,950	$18,014	$141,169	$40,262	$8,433	$7,619	$292,009

Ending balance: individually evaluted for impairment	$274	$2,322	$1,150	$3,059	$—	$—	$—	$6,805
Ending balance: collectively evaluated for impairment	$17,288	$56,628	$16,864	$138,110	$40,262	$8,433	$7,619	$285,204

						Obligations of
	Commercial,					states and
	financial and	Real estate -	Real estate -	Real estate -		political
As of December 31, 2010	agricultural	commercial	construction	mortgage	Home equity	subdivisions	Personal	Total
Allowance for loan losses:
Ending balance	$163	$442	$336	$1,421	$389	$—	$73	$2,824

Ending balance: individually evaluated for impairment	$—	$—	$235	$335	$—	$—	$—	$570
Ending balance: collectively evaluted for impairment	$163	$442	$101	$1,086	$389	$—	$73	$2,254

Loans, net of unearned interest:
Ending balance	$19,911	$56,305	$13,256	$144,606	$46,352	$8,984	$8,688	$298,102

Ending balance: individually evaluted for impairment	$309	$2,395	$1,150	$3,889	$—	$—	$—	$7,743
Ending balance: collectively evaluated for impairment	$19,602	$53,910	$12,106	$140,717	$46,352	$8,984	$8,688	$290,359
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
The following table summarizes financial assets and financial liabilities measured at fair value as of June 30, 2011 and December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands). There were no transfers of assets between fair value Level 1 and Level 2 for the quarter ended June 30, 2011.

			(Level 2)
		(Level 1)	Significant	(Level 3)
		Quoted Prices in	Other	Significant Other
		Active Markets for	Observable	Unobservable
	June 30, 2011	Identical Assets	Inputs	Inputs
Measured at fair value on a recurring basis:
Debt securities available-for-sale:

U.S. Treasury securities and obligations of U.S. Government agencies and corporations	$63,301	$—	$63,301	$—
Obligations of state and political subdivisions	44,107	—	44,107	—
Corporate notes	1,021	—	1,021	—
Mortgage-backed securities	2,646	—	2,646	—
Equity securities available-for-sale	920	920	—	—

Measured at fair value on a non-recurring basis:
Impaired loans	1,571	—	—	1,571

			(Level 2)
		(Level 1)	Significant	(Level 3)
		Quoted Prices in	Other	Significant Other
		Active Markets for	Observable	Unobservable
	December 31, 2010	Identical Assets	Inputs	Inputs
Measured at fair value on a recurring basis:
Debt securities available-for-sale:
U.S. Treasury securities and obligations of U.S. Government agencies and corporations	$37,696	$—	$37,696	$—
Obligations of state and political subdivisions	38,893	—	38,893	—
Corporate notes	1,028	—	1,028	—
Mortgage-backed securities	1,345	—	1,345	—
Equity securities available-for-sale	961	961	—	—

Measured at fair value on a non-recurring basis:
Impaired loans	1,567	—	—	1,567

Fair Value of Financial Instruments
ASC Topic 825, Financial Instruments, requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.
The estimated fair values of the Corporation’s financial instruments are as follows (in thousands):
Financial Instruments
(in thousands)

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
Financial assets:	Value	Value	Value	Value
Cash and due from banks	$11,495	$11,495	$12,758	$12,758
Interest bearing deposits with banks	1,784	1,784	218	218
Federal funds sold	2,500	2,500	12,300	12,300
Interest bearing time deposits with banks	1,096	1,109	1,345	1,360
Securities	111,995	111,995	79,923	79,923
Restricted investment in FHLB stock	1,884	1,884	2,088	2,088
Total loans, net of unearned interest	292,009	303,173	298,102	312,621
Accrued interest receivable	1,816	1,816	1,763	1,763

Financial liabilities:
Non-interest bearing deposits	60,275	60,275	60,696	60,696
Interest bearing deposits	333,278	339,904	316,094	323,003
Securities sold under agreements to repurchase	2,453	2,453	3,314	3,314
Other interest bearing liabilities	1,218	1,226	1,200	1,202
Accrued interest payable	512	512	499	499

Off-balance sheet financial instruments:
Commitments to extend credit	—	—	—	—
Letters of credit	—	—	—	—
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
Critical Accounting Policies:
Disclosure of the Corporation’s significant accounting policies is included in the notes to the consolidated financial statements of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010. Some of these policies require significant judgments, estimates, and assumptions to be made by management, most particularly in connection with determining the provision for loan losses and the appropriate level of the allowance for loan losses, as well as management’s evaluation of the investment portfolio for other-than-temporary impairment. There have been no changes in critical accounting policies since December 31, 2010.
General:
The following discussion relates to the consolidated financial condition of the Corporation as of June 30, 2011, as compared to December 31, 2010, and the consolidated results of operations for the three and six months ended June 30, 2011, compared to the same periods in 2010. This discussion should be read in conjunction with the interim consolidated financial statements and related notes included herein.

Overview:
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
Financial Condition:
As of June 30, 2011, total assets increased by $16.3 million, or 3.7%, as compared to December 31, 2010. Deposits increased by $16.8 million, with interest-bearing deposits increasing by $17.2 million, and non-interest bearing deposits decreasing by $0.4 million.
The table below shows changes in deposit volumes by type of deposit (in thousands of dollars) between December 31, 2010 and June 30, 2011.

	June 30,	December 31,	Change
	2011	2010	$	%
Deposits:
Demand, non-interest bearing	$60,275	$60,696	$(421)	(0.7%)
NOW and money market	96,007	81,378	14,629	18.0%
Savings	51,432	47,112	4,320	9.2%
Time deposits, $100,000 and more	35,980	34,099	1,881	5.5%
Other time deposits	149,859	153,505	(3,646)	(2.4%)

Total deposits	$393,553	$376,790	$16,763	4.4%

Overall, total loans, net of unearned interest decreased by $6.1 million, between December 31, 2010 and June 30, 2011, as shown in the table below (in thousands of dollars). While total outstanding commercial loans became more heavily weighted in real estate collateralized loans, in total, commercial loans (including construction loans) grew by $5.0 million. This growth was offset by reductions of $10.6 million in consumer real estate and other personal loans and a reduction in loans to states and political subdivisions of $0.6 million.

	June 30,	December 31,	Change
	2011	2010	$	%
Loans:
Commercial, financial and agricultural	$17,562	$19,911	$(2,349)	(11.8%)
Real estate — commercial	58,950	56,305	2,645	4.7%
Real estate — construction	18,014	13,256	4,758	35.9%
Real estate — mortgage	141,169	144,606	(3,437)	(2.4%)
Home equity	40,262	46,352	(6,090)	(13.1%)
Obligations of states and political subdivisions	8,433	8,984	(551)	(6.1%)
Personal	7,619	8,688	(1,069)	(12.3%)

Total loans	$292,009	$298,102	$(6,093)	(2.0%)

A summary of the activity in the allowance for loan losses for each of the six months ended June 30, 2011 and 2010 (in thousands) are presented below.

	Periods Ended June 30,
	2011	2010
Balance of allowance — January 1	$2,824	$2,719

Loans charged off	(156)	(312)

Recoveries of loans previously charged off	9	6

Net charge-offs	(147)	(306)
Provision for loan losses	204	567

Balance of allowance — end of period	$2,881	$2,980

Ratio of net charge-offs during period to average loans outstanding	0.05%	0.10%

As of June 30, 2011, the Corporation evaluated its large commercial loan relationships and other significant loans for impairment. Of the eight loan relationships considered to be impaired, there are two loan relationships with respect to which management determined that it is probable that principal and interest will not be collected in full. One loan relationship has an aggregate outstanding balance of $1,949,000. The amount of impairment estimated for these collateral-dependent loans included in the loan relationship is $570,000, and a specific allocation has been included within the loan loss reserve for these loans, adjusting the carrying value of these loans to the fair value of $1,379,000. The second loan relationship has an aggregate outstanding balance of $250,000, with the amount of the impairment measured at $58,000. Management believes that the specific reserves carried are adequate to cover potential future losses related to these relationships. Other loans evaluated for impairment have an aggregate outstanding balance of $4,606,000, but it has been determined that there is sufficient collateral to expect full repayment, and no impairment charge has been recorded. Otherwise, there are no material loans classified for regulatory purposes as loss, doubtful, substandard, or special mention which management expects to significantly impact future operating results, liquidity or capital resources. Following is a summary of the Bank’s non-performing loans on June 30, 2011 as compared to December 31, 2010.

(Dollar amounts in thousands)	June 30, 2011	December 31, 2010

Non-performing loans

Nonaccrual loans	$6,829	$5,964

Accruing loans past due 90 days or more	412	1,007

Restructured loans	—	—

Total	$7,241	$6,971

Average loans outstanding	$295,495	$307,228

Ratio of non-performing loans to average loans outstanding	2.45%	2.27%
Stockholders’ equity increased by $510,000, or 1.0%, from December 31, 2010 to June 30, 2011. Net income of $2,330,000 increased stockholders’ equity, while dividends paid of $1,784,000 and cash used to purchase Corporation stock into treasury of $417,000 reduced the Corporation’s capital position. The Corporation repurchased stock into treasury pursuant to its stock repurchase program. During the first six months of 2011, the Corporation purchased 24,500 shares and re-issued 2,903 shares pursuant to the Employee Stock Purchase Plan and the Stock Option Plan. Securities available for sale increased in market value, representing an increase to equity of $271,000, net of taxes, while accounting for stock-based compensation activity increased equity by $12,000. An adjustment of $52,000 was made to equity to record the amortization of net periodic pension costs of the Corporation’s defined benefit retirement plan.
Management is not aware of any current recommendations of applicable regulatory authorities that, if implemented, would have a material effect on the Corporation’s liquidity, capital resources, or operations.

Subsequent to June 30, 2011, the following events took place:
On July 19, 2011, the Board of Directors declared a regular cash dividend for the second quarter of 2011 of $0.22 per share to shareholders of record on August 15, 2011, payable on September 1, 2011.
Comparison of the Three Months Ended June 30, 2011 and 2010
Operations Overview:
Net income for the second quarter of 2011 was $1,091,000, a decrease of $47,000, or 4.1%, compared to the second quarter of 2010. Basic and diluted earnings per share were $0.26 in both quarters. Annualized return on average equity for the second quarter in 2011 was 8.68%, compared to the ratio for the same period in the prior year of 9.01%, a decrease of 33 basis points. For the quarter ended June 30, annualized return on average assets was 0.99% in 2011, versus 1.03% in 2010.
Presented below are selected key ratios for the two periods:

	Three Months Ended
	June 30,
	2011	2010
Return on average assets (annualized)	0.99%	1.03%
Return on average equity (annualized)	8.68%	9.01%
Average equity to average assets	11.36%	11.42%

Non-interest income, excluding securities gains, as a percentage of average assets (annualized)	0.90%	0.91%
Non-interest expense as a percentage of average assets (annualized)	2.98%	2.98%
The discussion that follows explains changes in the components of net income when comparing the second quarter of 2011 with the second quarter of 2010.
Net Interest Income:
Net interest income was $3,842,000 for the second quarter of 2011, as compared to $4,049,000 in the same quarter in 2010. Average earning assets grew by 2.4%, while the net interest margin on a fully tax equivalent basis decreased by 31 basis points.
Interest on loans decreased $412,000, or 8.4%, in the second quarter of 2011 as compared to the same period in 2010. An average weighted yield decrease of 24 basis points lowered interest income by approximately $241,000, with the remaining decrease attributable to a lower volume of loans.
Interest earned on investment securities and money market investments increased $20,000 in the second quarter of 2011 as compared to 2010, with average balances increasing $25.3 million during the period. The yield on money market investments (federal funds and interest bearing deposits) decreased by 13 basis points in the second quarter of 2011 as compared to the first quarter of 2010, due to the reduction in rates earned on interest bearing balances with other financial institutions. Likewise, the overall pre-tax yield on the investment securities portfolio decreased during that same timeframe by 55 basis points.
Average interest-bearing deposits increased by $8.3 million, while average non-interest bearing deposits grew by $5.3 million. This increase in deposits, in addition to the low general rate environment, contributed to the reduction in the cost to fund earning assets, which was reduced by 22 basis points, to 1.17%, in the second quarter of 2011.
Total average earning assets during the second quarter of 2011 were $410.6 million, compared to $400.9 million during the second quarter of 2010, yielding 4.91% in 2011 versus 5.28% in 2010. Funding costs for the earning assets were 1.17% and 1.39% for the second quarters of 2011 and 2010, respectively. Net interest margin on a fully tax-equivalent basis for the second quarter of 2011 was 3.93%. For the same period in 2010, the fully-tax equivalent net interest margin was 4.10%.

Provision for Loan Losses:
In the second quarter of 2011, the provision for loan losses was $116,000, as compared to a provision of $282,000 in the second quarter of 2010. Management regularly reviews the adequacy of the loan loss reserve and makes assessments as to specific loan impairment, historical charge-off expectations, general economic conditions in the Bank’s market area, specific loan quality and other factors. The decreased provision was primarily the result of analysis of the values of collateral securing non-performing and impaired loans as well as the reduction in overall outstanding loan balances.
Non-interest Income:
Non-interest income in the second quarter of 2011 was $1,001,000, compared to $1,024,000 in the second quarter of 2010.
Trust fee income was $4,000, or 4.4%, greater in the second quarter of 2011 as compared to the second quarter of 2010, and commissions from sales of non-deposit products in the first quarter of 2011 were $60,000, or 48.0% lower than in the same quarter of the previous year.
Customer service fees declined by $38,000, or 9.8%, in the second quarter of 2011 compared to the same period in 2010 as a result of regulations enacted in July of 2010 that prohibit banks from charging certain fees for services provided to customers that overdraw deposit accounts.
Net gains resulting from calls of investment securities were $1,000 in the second quarter of 2011, as compared to $15,000 during the same period one year earlier. An increase in fees derived from electronic payment activity through the use of debit cards was primarily responsible for the increase in other noninterest income in the second quarter of 2011 compared to the second quarter of 2010.
As a percentage of average assets, annualized non-interest income, exclusive of net gains on the sale of securities, was 0.90% in the second quarter of 2011 as compared to 0.91% in the second quarter of 2010.
Non-interest Expense:
Total non-interest expense was $3,299,000 in both the second quarters of 2011 and 2010.
Employee compensation expense and employee benefits combined for a total of $1,760,000 in the second quarter of 2011, representing an increase in expense of $49,000 when compared to the second quarter of 2010. Staffing increases, coupled with increased costs for medical insurance, were responsible for the variance. Occupancy and equipment expense increased by a combined total of $46,000, or 13.1%, in the second quarter of 2011 as compared to the second quarter of 2010, due to higher utility costs, fixed asset additions and facilities maintenance. Data processing expenses in the second quarter of 2011 were less than in the second quarter of 2010 by $9,000, resulting from cost benefits realized from the major data processing conversion that took place in the second quarter of 2010. Professional fees were 33.1%, or $45,000, less in the second quarter of 2011 as compared to the second quarter of 2010, due to fees incurred for consulting services that occur infrequently. FDIC insurance premiums decreased by $65,000 as a result of the re-formulation of assessments by the FDIC, beginning in the second quarter of 2011, effectively reducing costs for well-capitalized banks. The increase in other noninterest expense of $42,000 was primarily due to a loss from a single incident of fraud, in which a fraudulent ACH file was generated by an external source. Some of the fraudulent transactions were returned by the receiving banks, and the remainder of the transactions resulted in a loss to the bank. No customer information or customer information systems were compromised. Steps have been taken to safeguard against such fraud going forward.
As a percentage of average assets, annualized non-interest expense was 2.98% in each of the comparative quarters.
Provision for income taxes:
Income tax expense in the second quarter of 2011 was $17,000, or 4.8%, lower than in the same time period in 2010. The effective tax rate in the second quarter of 2011 was 23.6% versus 23.7% in 2010.

Comparison of the Six Months Ended June 30, 2011 and 2010
Operations Overview:
Net income for the first six months of 2011 was $2,330,000, an increase of $4,000, or 0.2%, compared to the first six months of 2010. Basic and diluted earnings per share were $0.55 in the first six months of 2011, representing an increase of 1.9% over the $0.54 earned in the first six months of 2010. Annualized return on average equity for the first six months in 2011 was 9.32%, compared to the ratio for the same period in the prior year of 9.18%, an increase of 1.5%. For the six months ended June 30, annualized return on average assets was 1.05% in 2011, versus 1.06% in 2010.
Presented below are selected key ratios for the two periods:

	Six Months Ended
	June 30,
	2011	2010
Return on average assets (annualized)	1.05%	1.06%
Return on average equity (annualized)	9.32%	9.18%
Average equity to average assets	11.28%	11.53%

Non-interest income, excluding securities gains, as a percentage of average assets (annualized)	0.91%	0.92%
Non-interest expense as a percentage of average assets (annualized)	2.92%	2.93%
The discussion that follows explains changes in the components of net income when comparing the first six months of 2011 with the first six months of 2010.
Net Interest Income:
Net interest income was $7,747,000 for the first six months of 2011, as compared to $8,045,000 in the same period in 2010. Average earning assets grew by 1.5%, while the net interest margin on a fully tax equivalent basis decreased by 24 basis points.
Interest on loans decreased $856,000, or 8.6%, in the first half of 2011 as compared to the same period in 2010. An average weighted yield decrease of 24 basis points lowered interest income by approximately $457,000, with the remaining decrease attributable to a lower volume of loans.
Interest earned on investment securities and money market investments decreased $6,000 in the first half of 2011 as compared to 2010, with average balances increasing $22.0 million during the period. The yield on money market investments (federal funds and interest bearing deposits) decreased by 16 basis points in the first half of 2011 as compared to the first half of 2010, due to the reduction in rates earned on interest bearing balances with other financial institutions. Likewise, the overall pre-tax yield on the investment securities portfolio decreased during that same timeframe by 56 basis points.
Average interest-bearing deposits increased by $4.3 million, while average non-interest bearing deposits grew by $6.0 million. Increase in deposits, in addition to the lower general rate environment, contributed to the reduction in the cost to fund earning assets, which was reduced by 30 basis points, to 1.19%, in the second half of 2011.
Total average earning assets during the first half of 2011 were $404.1 million, compared to $398.1 million during the first half of 2010, yielding 5.02% in 2011 versus 5.54% in 2010. Funding costs for the earning assets were 1.19% and 1.49% for the first six months of 2011 and 2010, respectively. Net interest margin on a fully tax-equivalent basis for the first six months of 2011 was 4.02%. For the same period in 2010, the fully-tax equivalent net interest margin was 4.26%.
Provision for Loan Losses:
In the first six months of 2011, the provision for loan losses was $204,000, as compared to a provision of $567,000 in the first six months of 2010. Management regularly reviews the adequacy of the loan loss reserve and makes assessments as to specific loan impairment, historical charge-off expectations, general economic conditions in the Bank’s market area, specific loan quality and other factors. The decreased provision was primarily the result of analysis of the values of collateral securing non-performing and impaired loans as well as the reduction in overall outstanding loan balances.

Non-interest Income:
Non-interest income in the first six months of 2011 was $2,025,000, $22,000 less than the $2,047,000 recorded in the first six months of 2010.
Trust fee income was $3,000, or 1.4%, less in the first half of 2011 as compared to the first half of 2010, and commissions from sales of non-deposit products in the first half of 2011 were 24.0%, or $53,000, less than in the same period of the previous year.
Customer service fees declined by $108,000, or 14.0%, in the first six months of 2011 compared to the same period in 2010 as a direct result of regulations enacted in July of 2010 that prohibit banks from charging certain fees for services provided to customers that overdraw deposit accounts.
Net gains resulting from securities calls were $6,000 in the first six months of 2011 versus $27,000 in the first six months of 2010. Sales of properties carried as other real estate generated net gains of $14,000 in the first six months of 2011, as compared to a net gain of $6,000 during the same period one year earlier. An increase in fees derived from electronic payment activity through the use of debit cards was primarily responsible for the increase in other noninterest income in the first half of 2011 compared to the first half of 2010. Income recorded from the equity investment in an unconsolidated subsidiary was $12,000 higher in the current year six month period than in the previous year to date.
As a percentage of average assets, annualized non-interest income, exclusive of net gains on the sale of securities, was 0.91% in the first half of 2011 versus 0.92% in the prior year through June.
Non-interest Expense:
Total non-interest expense increased $33,000, or 0.5%, in the first six months of 2011 as compared to 2010.
Employee compensation expense and employee benefits combined for a total of $3,416,000 in the first half of 2011, essentially the same as in the first half of 2010. Occupancy and equipment expense increased by a combined total of $92,000, or 13.1%, in the first six months of 2011 as compared to the first six months of 2010, due to higher utility costs, fixed asset additions and facilities maintenance. Data processing expenses in the first half of 2011 were less than in the first half of 2010 by $52,000, resulting from cost benefits realized from the major data processing conversion that took place in the second quarter of 2010. Director compensation was 15.0%, or $26,000, less in the first six months of 2011 as compared to the first six months of 2010, due to a reduction in the number of Corporation directors through retirement. FDIC insurance premiums decreased by $79,000 as a result of the re-formulation of assessments by the FDIC, beginning in the second quarter of 2011, effectively reducing costs for well-capitalized banks. The increase in other noninterest expense of $99,000 was partially due to a loss from a single incident of fraud, in which a fraudulent ACH file was generated by an external source. Some of the fraudulent transactions were returned by the receiving banks, and the remainder of the transactions resulted in a loss to the bank. No customer information or customer information systems were compromised. Steps have been taken to safeguard against such fraud going forward.
As a percentage of average assets, annualized non-interest expense was 2.92% in the first six months of 2011 as compared to 2.93% in the same period of 2010, a decrease of 1 basis point.
Provision for income taxes:
Income tax expense in the first six months of 2011 was $6,000, or 0.8%, higher than in the same time period in 2010. The effective tax rate in the first half of 2011 was 24.6% versus 24.5% in 2010.

Liquidity:
The objective of liquidity management is to ensure that sufficient funding is available, at a reasonable cost, to meet the ongoing operational cash needs of the Corporation and to take advantage of income producing opportunities as they arise. While the desired level of liquidity will vary depending upon a variety of factors, it is the primary goal of the Corporation to maintain a high level of liquidity in all economic environments. Principal sources of asset liquidity are provided by securities maturing in one year or less, other short-term investments such as federal funds sold and cash and due from banks. Liability liquidity, which is more difficult to measure, can be met by attracting deposits and maintaining the core deposit base. The Corporation is a member of the Federal Home Loan Bank of Pittsburgh for the purpose of providing short-term liquidity when other sources are unable to fill these needs. During the first six months of 2011, there were no borrowings from the Federal Home Loan Bank. As of June 30, 2011, the Corporation had no long-term debt and had unused borrowing capacity with the Federal Home Loan Bank of $115 million.
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
Off-Balance Sheet Arrangements:
The Corporation’s consolidated financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk, credit risk, and interest rate risk. These commitments consist mainly of loans approved but not yet funded, unused lines of credit and letters of credit issued using the same credit standards as on-balance sheet instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment terms. Letters of credit are conditional commitments issued to guarantee the financial performance obligation of a customer to a third party. Unused commitments and letters of credit at June 30, 2011 were $40,959,000 and $961,000, respectively. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation. Management believes that any amounts actually drawn upon can be funded in the normal course of operations. The Corporation has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or the availability of capital resources.
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
Capital Adequacy:
Bank regulatory authorities in the United States issue risk-based capital standards. These capital standards relate a banking company’s capital to the risk profile of its assets and provide the basis by which all banking companies and banks are evaluated in terms of capital adequacy. The risk-based capital standards require all banks to have Tier 1 capital of at least 4% and total capital, including Tier 1 capital, of at least 8% of risk-adjusted assets. Tier 1 capital includes common stockholders’ equity and qualifying perpetual preferred stock together with related surpluses and retained earnings. Total capital is comprised of Tier 1 capital, limited life preferred stock, qualifying debt instruments, and the reserves for possible loan losses. Banking regulators have also issued leverage ratio requirements. The leverage ratio requirement is measured as the ratio of Tier 1 capital to adjusted average assets. At June 30, 2011, the Bank exceeded the regulatory requirements to be considered a “well capitalized” financial institution, i.e., a leverage ratio exceeding 5%, Tier 1 capital exceeding 6% and total capital exceeding 10%.

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
Recent declines and volatility in the values of financial institution stocks have significantly reduced the likelihood of realizing significant gains in the near-term. Although the Corporation has realized occasional gains from this portfolio in the past, the primary objective of the portfolio is to achieve value appreciation in the long term while earning consistent attractive after-tax yields from dividends. The carrying value of the financial institutions stocks accounted for 0.2% of the Corporation’s total assets as of June 30, 2011. Management performs an impairment analysis on the entire investment portfolio, including the financial institutions stocks, on a quarterly basis. For the six months ended June 30, 2011, no “other-than-temporary” impairment was identified. There is no assurance that further declines in market values of the common stock portfolio in the future will not result in “other-than-temporary” impairment charges, depending upon facts and circumstances present.
The equity investments in the Corporation’s portfolio had an adjusted cost basis of approximately $935,000 and a fair value of $920,000 at June 30, 2011. Net unrealized losses in this portfolio were approximately $15,000 at June 30, 2011.
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
The primary objective of the Corporation’s asset-liability management process is to maximize current and future net interest income within acceptable levels of interest rate risk while satisfying liquidity and capital requirements. Management recognizes that a certain amount of interest rate risk is inherent, appropriate and necessary to ensure profitability. A simulation analysis is used to assess earnings and capital at risk from movements in interest rates. The model considers three major factors of (1) volume differences, (2) repricing differences, and (3) timing in its income simulation. As of the most recent model run, data was disseminated into appropriate repricing buckets, based upon the static position at that time. The interest-earning assets and interest-bearing liabilities were assigned a multiplier to simulate how much that particular balance sheet item would re-price when interest rates change. Finally, the estimated timing effect of rate changes is applied, and the net interest income effect is determined on a static basis (as if no other factors were present). As the table below indicates, based upon rate shock simulations on a static basis, the Corporation’s balance sheet is relatively rate-neutral as rates decline. Each 100 basis point increase results in approximately $385,000 decline in net interest income in the static environment. This negative effect of rising rates is offset to a large degree by the positive effect of imbedded options that include loans floating above their floors and likely internal deposit pricing strategies. After applying the effects of options, over a one-year period, the net effect of an immediate 100, 200, 300 and 400 basis point rate increase would change net interest income by $(37,000), $(49,000), $(984,000) and $(1,089,000), respectively. Rate shock modeling was done for a declining rate of 25 basis points only, as the federal funds target rate currently is between zero and 0.25%. As the table below indicates, the net effect of interest rate risk on net interest income is essentially neutral in a rising rate environment through a 200 basis point increase. Juniata’s rate risk policies provide for maximum limits on net interest income that can be at risk for 100 through 400 basis point changes in interest rates.

Effect of Interest Rate Risk on Net Interest Income
(Dollars in thousands)

	Change in Net	Change in Net
Change in	Interest Income	Interest Income	Total Change in
Interest Rates	Due to Interest	Due to Imbedded	Net Interest
(Basis Points)	Rate Risk (Static)	Options	Income
400	$(1,540)	$451	$(1,089)
300	(1,155)	171	(984)
200	(770)	721	(49)
100	(385)	348	(37)
0	—	—	—
-25	96	(56)	40
The net interest income at risk position remained within the guidelines established by the Corporation’s asset/liability policy.
No material change has been noted in the Bank’s equity value at risk. Please refer to the Annual Report on Form 10-K as of December 31, 2010 for further discussion of this topic.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
As of June 30, 2011, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 (“Exchange Act”), Rule 13a-15(e). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Corporation reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.
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
Changes in Internal Control Over Financial Reporting
There were no significant changes in the Corporation’s internal control over financial reporting during the fiscal quarter ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information on repurchases by the Corporation of its common stock in each month of the quarter ended June 30, 2011:

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number	Average	Part of Publicly	Shares that May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	per Share	Programs	Plans or Programs (1)

April 1-30, 2011	—	$—	—	102,536
May 1-31, 2011	5,000	17.25	5,000	97,536
June 1-30, 2011	—	—	—	97,536

Totals	5,000		5,000	97,536

(1)
On March 23, 2001, the Corporation announced plans to buy back 100,000 (200,000 on a post-split basis) shares of its common stock. There is no expiration date to this buyback plan, but subsequent to the initial plan, the Board of Directors authorized the repurchase of 400,000 additional shares in 2005 and then authorized 200,000 additional shares in September of 2008. As of August 8, 2011, the number of shares that may yet be purchased under the program was 97,536. No repurchase plan or program expired during the period covered by the table. The Corporation has no stock repurchase plan or program that it has determined to terminate prior to expiration or under which it does not intend to make further purchases.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable

Item 4.	(Removed and Reserved)

Item 5.	OTHER INFORMATION
None

Item 6.	EXHIBITS

3.1 —	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 4.1 to the Corporation’s Form S-3 Registration Statement No. 333-129023 filed with the SEC on October 14, 2005)

3.2 —	Bylaws (incorporated by reference to Exhibit 3.2 to the Corporation’s report on Form 8-K filed with the SEC on December 21, 2007)

10.1 —	2004 Executive Annual Incentive Plan (incorporated by reference to Exhibit 10.15 to the Corporation’s report on Form 10-K filed with the SEC on March 16, 2005)

10.2 —	Exhibits A-B to 2004 Executive Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to the Corporation’s report on Form 8-K filed with the SEC on March 9, 2011)

31.1 —	Rule 13a — 14(a)/15d — 14(a) Certification of President and Chief Executive Officer

31.2 —	Rule 13a — 14(a)/15d — 14(a) Certification of Chief Financial Officer

32.1 —	Section 1350 Certification of President and Chief Executive Officer

32.2 —	Section 1350 Certification of Chief Financial Officer

101.LAB** —	XBRL Taxonomy Extension Label Linkbase

101.PRE** —	XBRL Taxonomy Extension Presentation Linkbase

101.INS** —	XBRL Instance Document

101.SCH** —	XBRL Taxonomy Extension Schema

101.CAL** —	XBRL Taxonomy Extension Calculation Linkbase

101.DEF** —	XBRL Taxonomy Extension Definition Linkbase
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Juniata Valley Financial Corp. (Registrant)
Date 08-09-2011	By	/s/ Marcie A. Barber
Marcie A. Barber, President and
Chief Executive Officer (Principal Executive Officer)

Date 08-09-2011	By	/s/ JoAnn N. McMinn
JoAnn N. McMinn, Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer )