Form 10-Q
period 2011-09-30
JUNIATA VALLEY FINANCIAL CORP
filed 2011-11-09
CIK 714712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934
For the quarterly period ended September 30, 2011
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 9, 2011

Common Stock ($1.00 par value)	4,236,168 shares

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
Juniata Valley Financial Corp. and Subsidiary
Consolidated Statements of Financial Condition
(Unaudited, in thousands, except share data)

	September 30,	December 31,
	2011	2010
ASSETS
Cash and due from banks	$10,254	$12,758
Interest bearing deposits with banks	1,116	218
Federal funds sold	6,500	12,300

Cash and cash equivalents	17,870	25,276

Interest bearing time deposits with banks	1,096	1,345
Securities available for sale	112,355	79,923
Restricted investment in Federal Home Loan Bank (FHLB) stock	1,790	2,088
Investment in unconsolidated subsidiary	3,734	3,550

Total loans, net of unearned interest	292,353	298,102
Less: Allowance for loan losses	(2,907)	(2,824)

Total loans, net of allowance for loan losses	289,446	295,278
Premises and equipment, net	6,788	7,067
Other real estate owned	212	412
Bank owned life insurance and annuities	13,962	13,568
Core deposit intangible	220	254
Goodwill	2,046	2,046
Accrued interest receivable and other assets	5,321	4,946

Total assets	$454,840	$435,753

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$64,006	$60,696
Interest bearing	331,105	316,094

Total deposits	395,111	376,790

Securities sold under agreements to repurchase	3,057	3,314
Other interest bearing liabilities	1,222	1,200
Accrued interest payable and other liabilities	4,551	4,473

Total liabilities	403,941	385,777
Stockholders’ Equity:
Preferred stock, no par value:
Authorized — 500,000 shares, none issued	—	—
Common stock, par value $1.00 per share:
Authorized — 20,000,000 shares
Issued — 4,745,826 shares
Outstanding —
4,236,168 shares at September 30, 2011;
4,257,765 shares at December 31, 2010	4,746	4,746
Surplus	18,363	18,354
Retained earnings	38,696	37,868
Accumulated other comprehensive loss	(1,018)	(1,465)
Cost of common stock in Treasury:
509,658 shares at September 30, 2011;
488,061 shares at December 31, 2010	(9,888)	(9,527)

Total stockholders’ equity	50,899	49,976

Total liabilities and stockholders’ equity	$454,840	$435,753

See accompanying notes to consolidated financial statements.

Juniata Valley Financial Corp. and Subsidiary
Consolidated Statements of Income
(Unaudited)
(in thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Interest income:
Loans, including fees	$4,401	$4,824	$13,477	$14,756
Taxable securities	328	257	894	753
Tax-exempt securities	222	245	689	784
Federal funds sold	1	3	5	7
Other interest income	8	10	23	29

Total interest income	4,960	5,339	15,088	16,329

Interest expense:
Deposits	1,162	1,288	3,528	4,154
Securities sold under agreements to repurchase	1	1	2	2
Short-term borrowings	—	—	—	1
Long-term debt	—	29	—	99
Other interest bearing liabilities	6	2	20	9

Total interest expense	1,169	1,320	3,550	4,265

Net interest income	3,791	4,019	11,538	12,064
Provision for loan losses	60	70	264	637

Net interest income after provision for loan losses	3,731	3,949	11,274	11,427

Noninterest income:
Trust fees	109	90	316	300
Customer service fees	354	335	1,015	1,104
Earnings on bank-owned life insurance and annuities	123	133	366	393
Commissions from sales of non-deposit products	53	80	221	301
Income from unconsolidated subsidiary	66	60	197	179
Securities impairment charge	—	(40)	—	(40)
Gain on sales or calls of securities	—	4	6	31
Gain on sales of other real estate owned	14	30	28	36
Other noninterest income	300	244	895	679

Total noninterest income	1,019	936	3,044	2,983

Noninterest expense:
Employee compensation expense	1,318	1,232	3,910	3,826
Employee benefits	334	363	1,158	1,182
Occupancy	236	243	731	692
Equipment	138	148	439	403
Data processing expense	336	366	995	1,077
Director compensation	74	88	221	261
Professional fees	111	128	341	357
Taxes, other than income	123	124	374	379
FDIC Insurance premiums	73	138	291	435
Amortization of intangibles	12	11	34	34
Other noninterest expense	368	317	1,106	956

Total noninterest expense	3,123	3,158	9,600	9,602

Income before income taxes	1,627	1,727	4,718	4,808
Provision for income taxes	413	442	1,174	1,197

Net income	$1,214	$1,285	$3,544	$3,611

Earnings per share
Basic	$0.29	$0.30	$0.84	$0.84
Diluted	$0.29	$0.30	$0.83	$0.84
Cash dividends declared per share	$0.22	$0.21	$0.64	$0.61
Weighted average basic shares outstanding	4,236,168	4,283,024	4,243,273	4,307,417
Weighted average diluted shares outstanding	4,239,872	4,286,350	4,246,533	4,310,989
See accompanying notes to consolidated financial statements.

Juniata Valley Financial Corp. and Subsidiary
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(in thousands, except share data)

Nine Months Ended September 30, 2011
	Number				Accumulated
	of				Other		Total
	Shares	Common		Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Surplus	Earnings	Loss	Stock	Equity
Balance at January 1, 2011	4,257,765	$4,746	$18,354	$37,868	$(1,465)	$(9,527)	$49,976
Comprehensive income:
Net income				3,544			3,544
Change in unrealized gains on securities available for sale, net of reclassification adjustment and tax effects					369		369
Defined benefit retirement plan adjustments, net of tax effects					78		78

Total comprehensive income							3,991
Cash dividends at $0.64 per share				(2,716)			(2,716)
Stock-based compensation activity			19				19
Purchase of treasury stock	(24,500)					(417)	(417)
Treasury stock issued for stock option and stock purchase plans	2,903		(10)			56	46

Balance at September 30, 2011	4,236,168	$4,746	$18,363	$38,696	$(1,018)	$(9,888)	$50,899

Nine Months Ended September 30, 2010
	Number				Accumulated
	of				Other		Total
	Shares	Common		Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Surplus	Earnings	Loss	Stock	Equity
Balance at January 1, 2010	4,337,587	$4,746	$18,315	$36,478	$(805)	$(8,131)	$50,603
Comprehensive income:
Net income				3,611			3,611
Change in unrealized gains on securities available for sale, net of reclassification adjustment and tax effects					178		178
Defined benefit retirement plan adjustments, net of tax effects					63		63

Total comprehensive income							3,852
Cash dividends at $0.61 per share				(2,627)			(2,627)
Stock-based compensation activity			36				36
Purchase of treasury stock, at cost	(66,400)					(1,171)	(1,171)
Treasury stock issued for stock option and stock purchase plans	4,078		(19)			80	61

Balance at September 30, 2010	4,275,265	$4,746	$18,332	$37,462	$(564)	$(9,222)	$50,754

See accompanying notes to consolidated financial statements.

Juniata Valley Financial Corp. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2011	2010
Operating activities:
Net income	$3,544	$3,611
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	264	637
Depreciation	447	406
Net amortization of securities premiums	271	216
Amortization of core deposit intangible	34	34
Net amortization of loan origination costs	33	17
Deferral of net loan costs	8	35
Securities impairment charge	—	40
Net realized gains on sales or calls of securities	(6)	(31)
Gains on sales of other real estate owned	(28)	(36)
Earnings on bank owned life insurance and annuities	(366)	(393)
Deferred income tax expense	45	15
Equity in earnings of unconsolidated subsidiary, net of dividends of $19 and $28	(178)	(151)
Stock-based compensation expense	19	36
Decrease (increase) in accrued interest receivable and other assets	(538)	559
Increase (decrease) in accrued interest payable and other liabilities	118	(74)

Net cash provided by operating activities	3,667	4,921

Investing activities:
Purchases of:
Securities available for sale	(76,365)	(39,157)
Premises and equipment	(168)	(704)
Bank owned life insurance and annuities	(66)	(66)
Proceeds from:
Maturities and calls of and principal repayments on securities available for sale	44,218	37,636
Redemption of FHLB stock	298	—
Bank owned life insurance and annuities	20	50
Sale of other real estate owned	479	747
Sale of other assets	9	11
Net decrease in interest-bearing time deposits	249	75
Net decrease in loans receivable	5,276	6,043

Net cash provided by (used in) investing activities	(26,050)	4,635

Financing activities:
Net increase (decrease) in deposits	18,321	(4,849)
Net decrease in securities sold under agreements to repurchase	(257)	(332)
Repayment of long-term debt	—	(5,000)
Cash dividends	(2,716)	(2,627)
Purchase of treasury stock	(417)	(1,171)
Treasury stock issued for employee stock plans	46	61

Net cash provided by (used in) financing activities	14,977	(13,918)

Net decrease in cash and cash equivalents	(7,406)	(4,362)
Cash and cash equivalents at beginning of period	25,276	19,895

Cash and cash equivalents at end of period	$17,870	$15,533

Supplemental information:
Interest paid	$3,512	$4,358
Income taxes paid	$1,075	$1,145
Supplemental schedule of noncash investing and financing activities:
Transfer of loans to other real estate owned	$251	$730
Transfer of loans to repossessed assets	$9	$—
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (U.S. GAAP) for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. For comparative purposes, whenever necessary, the 2010 balances have been reclassified to conform to the 2011 presentation. Such reclassifications, if any, had no impact on net income. Operating results for the three and nine-month periods ended September 30, 2011, are not necessarily indicative of the results for the year ended December 31, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in Juniata Valley Financial Corp.’s Annual Report on Form 10-K for the year ended December 31, 2010.
The Corporation has evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2011 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.
NOTE 2 — Recent Accounting Pronouncements
ASU 2011-08
In September, 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-08, Testing Goodwill for Impairment. The purpose of this ASU is to simplify how entities test goodwill for impairment by adding a new first step to the preexisting goodwill impairment test under Accounting Standards Codification (ASC) Topic 350, Intangibles — Goodwill and other. This amendment gives the entity the option to first assess a variety of qualitative factors such as economic conditions, cash flows, and competition to determine whether it was more likely than not that the fair value of goodwill has fallen below its carrying value. If the entity determines that it is not likely that the fair value has fallen below its carrying value, then the entity will not have to complete the original two-step test under Topic 350. The amendments in this ASU are effective for impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Corporation is evaluating the impact of this ASU on its consolidated financial statements.
ASU 2011-05
The provisions of this ASU amend FASB ASC Topic 220, Comprehensive Income, to facilitate the continued alignment of U.S. GAAP with International Accounting Standards. The ASU prohibits the presentation of the components of comprehensive income in the statement of stockholder’s equity. Reporting entities are allowed to present either: a statement of comprehensive income, which reports both net income and other comprehensive income; or separate but consecutive statements of net income and other comprehensive income. Under previous GAAP, any of the three presentations was acceptable. Regardless of the presentation selected, the reporting entity is required to present all reclassifications between other comprehensive and net income on the face of the new statement or statements. The provisions of this ASU are effective for fiscal years and interim periods beginning after December 15, 2011 for public entities. For nonpublic entities, the provisions are effective for fiscal years ending after December 15, 2012, and for interim and annual periods thereafter. As the two remaining options for presentation existed prior to the issuance of this ASU, early adoption is permitted. This guidance will not have an impact on the Corporation’s consolidated financial position or results of operations.

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
ASU 2011-03
The FASB has issued this ASU to clarify the accounting principles applied to repurchase agreements, as set forth by FASB ASC Topic 860, Transfers and Servicing. This ASU, entitled Reconsideration of Effective Control for Repurchase Agreements, amends one of three criteria used to determine whether or not a transfer of assets may be treated as a sale by the transferor. Under Topic 860, the transferor may not maintain effective control over the transferred assets in order to qualify as a sale. This ASU eliminates the criteria under which the transferor must retain collateral sufficient to repurchase or redeem the collateral on substantially agreed upon terms as a method of maintaining effective control. This ASU is effective for both public and nonpublic entities for interim and annual reporting periods beginning on or after December 15, 2011, and requires prospective application to transactions or modifications of transactions which occur on or after the effective date. Early adoption is not permitted. This guidance will not have a significant impact on the Corporation’s consolidated financial position or results of operations.

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
The components of comprehensive income and related tax effects are as follows (in thousands):

	Three Months Ended September 30, 2011			Three Months Ended September 30, 2010
	Before			Before	Tax Expense
	Tax	Tax	Net-of-Tax	Tax	or	Net-of-Tax
	Amount	Expense	Amount	Amount	(Benefit)	Amount
Net income	$1,627	$413	$1,214	$1,727	$442	$1,285
Other comprehensive income:
Unrealized gains (losses) on available for sale securities:
Unrealized gains (losses) arising during the period	147	50	97	(25)	(9)	(16)
Unrealized gains from unconsolidated subsidiary	1	—	1	1	—	1
Less reclassification adjustment for:
gains included in net income	—	—	—	(4)	(1)	(3)
securities impairment charge	—	—	—	40	14	26
Change in pension liability	40	14	26	32	11	21

Other comprehensive income	188	64	124	44	15	29

Total comprehensive income	$1,815	$477	$1,338	$1,771	$457	$1,314

	Nine Months Ended September 30, 2011			Nine Ended September 30, 2010
	Before	Tax Expense		Before	Tax Expense
	Tax	or	Net-of-Tax	Tax	or	Net-of-Tax
	Amount	(Benefit)	Amount	Amount	(Benefit)	Amount
Net income	$4,718	$1,174	$3,544	$4,808	$1,197	$3,611
Other comprehensive income:
Unrealized gains on available for sale securities:
Unrealized gains arising during the period	556	189	367	239	81	158
Unrealized gains from unconsolidated subsidiary	6	—	6	14	—	14
Less reclassification adjustment for:
gains included in net income	(6)	(2)	(4)	(31)	(11)	(20)
securities impairment charge	—	—	—	40	14	26
Change in pension liability	118	40	78	96	33	63

Other comprehensive income	674	227	447	358	117	241

Total comprehensive income	$5,392	$1,401	$3,991	$5,166	$1,314	$3,852

Components of accumulated other comprehensive loss, net of tax consist of the following (in thousands):

	9/30/2011	12/31/2010
Unrealized gains on available for sale securities	$768	$399
Unrecognized expense for defined benefit pension	(1,786)	(1,864)

Accumulated other comprehensive loss	$(1,018)	$(1,465)

NOTE 4 — Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share:
(Amounts, except earnings per share, in thousands)

	Three Months	Three Months
	Ended	Ended
	September 30, 2011	September 30, 2010

Net income	$1,214	$1,285

Weighted-average common shares outstanding	4,236	4,283

Basic earnings per share	$0.29	$0.30

Weighted-average common shares outstanding	4,236	4,283

Common stock equivalents due to effect of stock options	4	3

Total weighted-average common shares and equivalents	4,240	4,286

Diluted earnings per share	$0.29	$0.30

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2011	September 30, 2010
Net income	$3,544	$3,611

Weighted-average common shares outstanding	4,243	4,307

Basic earnings per share	$0.84	$0.84

Weighted-average common shares outstanding	4,243	4,307

Common stock equivalents due to effect of stock options	3	4

Total weighted-average common shares and equivalents	4,246	4,311

Diluted earnings per share	$0.83	$0.84

NOTE 5 — Commitments, Contingent Liabilities and Guarantees
In the ordinary course of business, the Corporation makes commitments to extend credit to its customers through letters of credit, loan commitments and lines of credit. At September 30, 2011, the Corporation had $41,793,000 outstanding in loan commitments and other unused lines of credit extended to its customers as compared to $37,466,000 at December 31, 2010.
The Corporation does not issue any guarantees that would require liability recognition or disclosure, other than its letters of credit. Letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Generally, letters of credit have expiration dates within one year of issuance. The credit risk involved in issuing letters of credit is essentially the same as the risks that are involved in extending loan facilities to customers. The Corporation generally holds collateral and/or personal guarantees supporting these commitments. The Corporation had outstanding $551,000 and $845,000 of letters of credit commitments as of September 30, 2011 and December 31, 2010, respectively. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of September 30, 2011 for payments under letters of credit issued was not material. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk.

NOTE 6 — Defined Benefit Retirement Plan
The Corporation had a defined benefit retirement plan covering substantially all of its employees, prior to January 1, 2008. Effective January 1, 2008, the plan was amended to close the plan to new entrants. The benefits under the plan are based on years of service and the employees’ compensation. The Corporation’s funding policy allows contributions annually up to the maximum amount that can be deducted for federal income taxes purposes. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. The Corporation has made no contributions in the first nine months of 2011 and does not expect to contribute to the defined benefit plan in the remainder of 2011. Pension expense included the following components for the three and nine month periods ended September 30, 2011 and 2010:
(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Components of net periodic pension cost
Service cost	$48	$47	$144	$140
Interest cost	119	118	358	354
Expected return on plan assets	(158)	(144)	(474)	(431)
Additional recognized amounts	38	32	114	96

Net periodic pension cost	$47	$53	$142	$159

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
Included in the purchase price of the branch was goodwill and core deposit intangible of $2,046,000 and $449,000, respectively. The core deposit intangible is being amortized over a ten-year period on a straight line basis. During the first nine months of 2011 and 2010, amortization expense was $34,000. Accumulated amortization of core deposit intangible through September 30, 2011 was $229,000. The goodwill is not amortized, but is measured annually for impairment or more frequently if certain events occur which might indicate goodwill has been impaired. There was no impairment of goodwill during the nine month periods ended September 30, 2011 or 2010.
NOTE 8 — Investment in Unconsolidated Subsidiary
The Corporation owns 39.16% of the outstanding common stock of The First National Bank of Liverpool (FNBL), Liverpool, PA. This investment is accounted for under the equity method of accounting. The investment is being carried at $3,734,000 as of September 30, 2011. The Corporation increases its investment in FNBL for its share of earnings and decreases its investment by any dividends received from FNBL. A loss in value of the investment which is other than a temporary decline will be recognized. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of FNBL to sustain an earnings capacity which would justify the carrying amount of the investment.
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
The Corporation’s investment portfolio includes primarily bonds issued by U.S. Government sponsored agencies (approximately 59%) and municipalities (approximately 37%) as of September 30, 2011. Most of the municipal bonds are general obligation bonds with maturities or pre-refunding dates within 5 years. The remaining 4% of the portfolio includes mortgage-backed securities issued by Government-sponsored agencies and backed by residential mortgages, corporate notes and a group of equity investments in other financial institutions. The amortized cost and fair value of securities as of September 30, 2011 and December 31, 2010, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because the securities may be called or prepaid with or without prepayment penalties.

	September 30, 2011
			Gross	Gross
Securities Available for Sale	Amortized	Fair	Unrealized	Unrealized
Type and maturity	Cost	Value	Gains	Losses
U.S. Treasury securities and obligations of U.S. Government agencies and corporations
Within one year	$1,928	$1,953	$25	$—
After one year but within five years	50,659	51,204	601	(56)
After five years but within ten years	13,497	13,522	40	(15)

	66,084	66,679	666	(71)
Obligations of state and political subdivisions
Within one year	11,179	11,235	56	—
After one year but within five years	25,315	25,779	479	(15)
After five years but within ten years	4,150	4,273	132	(9)

	40,644	41,287	667	(24)
Corporate notes
After one year but within five years	1,000	1,011	11	—

	1,000	1,011	11	—
Mortgage-backed securities	2,497	2,583	86	—
Equity securities	985	795	54	(244)

Total	$111,210	$112,355	$1,484	$(339)

	December 31, 2010
			Gross	Gross
Securities Available for Sale	Amortized	Fair	Unrealized	Unrealized
Type and maturity	Cost	Value	Gains	Losses
U.S. Treasury securities and obligations of U.S. Government agencies and corporations
After one year but within five years	$34,607	$34,783	$348	$(172)
After five years but within ten years	3,000	2,913	—	(87)

	37,607	37,696	348	(259)

Obligations of state and political subdivisions
Within one year	12,219	12,390	175	(4)
After one year but within five years	24,493	24,877	488	(104)
After five years but within ten years	1,826	1,626	—	(200)

	38,538	38,893	663	(308)

Corporate notes
After one year but within five years	1,000	1,028	28	—

	1,000	1,028	28	—

Mortgage-backed securities	1,246	1,345	99	—
Equity securities	935	961	106	(80)

Total	$79,326	$79,923	$1,244	$(647)

The following table shows gross unrealized losses and fair value, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2011 and December 31, 2010 (in thousands):

	Unrealized Losses at September 30, 2011
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities and obligations of U.S. Government agencies and corporations	$18,429	$(71)	$—	$—	$18,429	$(71)
Obligations of state and political subdivisions	3,114	(24)	—	—	3,114	(24)

Debt securities	21,543	(95)	—	—	21,543	(95)

Equity securities	388	(124)	225	(120)	613	(244)

Total temporarily impaired securities	$21,931	$(219)	$225	$(120)	$22,156	$(339)

	Unrealized Losses at December 31, 2010
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities and obligations of U.S. Government agencies and corporations	$17,859	$(259)	$—	$—	$17,859	$(259)
Obligations of state and political subdivisions	9,719	(304)	881	(4)	10,600	(308)

Debt securities	27,578	(563)	881	(4)	28,459	(567)

Equity securities	389	(5)	270	(75)	659	(80)

Total temporarily impaired securities	$27,967	$(568)	$1,151	$(79)	$29,118	$(647)

The unrealized losses noted above are considered to be temporary impairments. There are 24 debt securities that were in an unrealized loss position on September 30, 2011, but none that have had unrealized losses for more than 12 months. We believe that the decline in the value of our debt securities is due only to interest rate fluctuations, rather than erosion of quality. As a result, we also believe that the payment of contractual cash flows, including principal repayment, is not at risk. As management does not intend to sell the securities, does not believe the Corporation will be required to sell the securities before recovery and expects to recover the entire amortized cost basis, none of the debt securities are deemed to be other-than-temporarily impaired.
Equity securities owned by the Corporation consist of common stock of various financial services providers (“Bank Stocks”) and are evaluated quarterly for evidence of other-than-temporary impairment. There were 14 equity securities that were in an unrealized loss position on September 30, 2011, and six of those that comprise a group of securities with unrealized losses for 12 months or more. Individually, none of these six have significant unrealized losses. Management has identified no new other-than-temporary impairment as of September 30, 2011 in the equity portfolio.
Certain obligations of the U.S. Government and state and political subdivisions are pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law. The fair value of the pledged assets amounted to $30,152,000 and $31,951,000 at September 30, 2011 and December 31, 2010, respectively.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Gross proceeds from sales of securities	$—	$—	$—	$—
Securities available for sale:
Gross realized gains from called securities	$—	$4	$6	$31
Gross realized losses	—	—	—	—
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
The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments. The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded lending commitments and is recorded in other liabilities on the consolidated balance sheet, when necessary. The allowance for loan losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.
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
The allowance for loan losses is maintained at a level considered adequate to offset probable losses on the Corporation’s existing loans. The analysis of the allowance for loan losses relies heavily on changes in observable trends that may indicate potential credit weaknesses. Management’s periodic evaluation of the adequacy of the allowance is based on the Bank’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available.
In addition, regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses and may require the Corporation to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management. Based on management’s comprehensive analysis of the loan portfolio, management believes the level of the allowance for loan losses as of September 30, 2011 to be adequate.
There are two components of the allowance: a specific component for loans that are deemed to be impaired; and a general component for contingencies.

A large commercial loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. (A “large” loan, or group of like-loans within one relationship, is defined as a commercial/business loan with an aggregate outstanding balance in excess of $150,000, or any other loan that management deems of similar characteristics inherent to the deficiencies of an impaired large loan by definition.) Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loans and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent. The estimated fair values of substantially all of the Corporation’s impaired loans are measured based on the estimated fair value of the loan’s collateral. For commercial loans secured with real estate, estimated fair values are determined primarily through third-party appraisals. When a real estate secured loan becomes impaired, a decision is made regarding whether an updated certified appraisal of the real estate is necessary. This decision is based on various considerations, including the age of the most recent appraisal, the loan-to-value ratio based on the original appraisal and the condition of the property. Appraised values are discounted to arrive at the estimated selling price of the collateral, which is considered to be the estimated fair value. The discounts also include the estimated costs to sell the property. For commercial loans secured by non-real estate collateral, estimated fair values are determined based on the borrower’s financial statements, inventory reports, accounts receivable agings or equipment appraisals or invoices. Indications of value from these sources are generally discounted based on the age of the financial information or the quality of the assets. For such loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The Bank generally does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are subject to a restructuring agreement.
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
Commercial loans are generally secured with short-term assets, however, in many cases, additional collateral, such as real estate is provided as additional security for the loan. Loan-to-value maximum values have been established by the Corporation and are specific to the type of collateral. Collateral values may be determined using invoices, inventory reports, accounts receivable aging reports, collateral appraisals, etc.
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
Commercial loans generally present a higher level of risk than certain other types of loans due primarily to the effect of general economic conditions.
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
Residential mortgage loans generally present a lower level of risk than certain other types of consumer loans because they are secured by the borrower’s primary residence.
Home Equity Installment and Line of Credit Lending - The Corporation originates home equity installment loans and home equity lines of credit primarily within the Corporation’s market area or with customers primarily from the market area.
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
Home equity loans generally present a lower level of risk than certain other types of consumer loans because they are secured by the borrower’s primary residence.
Obligations of States and Political Subdivisions - The Corporation lends to local municipalities and other tax-exempt organizations. These loans are primarily tax-anticipation notes and as such carry little risk. Historically, the Corporation has never incurred a loss on any loan of this type.
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

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Corporation’s internal risk rating system as of September 30, 2011 and December 31, 2010 (in thousands).

		Special
As of September 30, 2011	Pass	Mention	Substandard	Doubtful	Total

Commercial, financial and agricultural	$17,905	$1,535	$345	$—	$19,785
Real estate — commercial	47,519	9,660	2,475	—	59,654
Real estate — construction	9,065	6,088	720	1,150	17,023
Real estate — mortgage	126,890	7,653	4,833	1,440	140,816
Home equity	38,216	516	279	133	39,144
Obligations of states and political subdivisions	8,738	—	—	—	8,738
Personal	7,168	19	6	—	7,193

Total	$255,501	$25,471	$8,658	$2,723	$292,353

		Special
As of December 31, 2010	Pass	Mention	Substandard	Doubtful	Total

Commercial, financial and agricultural	$12,557	$5,732	$1,316	$306	$19,911
Real estate — commercial	44,935	6,405	4,365	600	56,305
Real estate — construction	13,067	—	—	189	13,256
Real estate — mortgage	129,954	8,284	5,142	1,226	144,606
Home equity	45,255	431	666	—	46,352
Obligations of states and political subdivisions	8,984	—	—	—	8,984
Personal	8,473	211	4	—	8,688

Total	$263,225	$21,063	$11,493	$2,321	$298,102

The Corporation has certain loans in its portfolio that are considered to be impaired. It is the policy of the Corporation to recognize income on impaired loans that have been transferred to nonaccrual status on a cash basis, only to the extent that it exceeds principal balance recovery. Until an impaired loan is placed on nonaccrual status, income is recognized on the accrual basis. Collateral analysis is performed on each impaired loan at least quarterly and results are used to determine if a specific reserve is necessary to adjust the carrying value of each individual loan down to the estimated fair value. Generally, specific reserves are carried against impaired loans rather than recording partial charge-offs until termination of the credit is scheduled through liquidation of the collateral or foreclosure. In the case of liquidation, sales agreements are used to determine the loss. In the case of a foreclosure, professional appraisals of collateral, discounted for expected closing costs, are used to determine the charge-off amount. The following tables summarize information regarding impaired loans by portfolio class as of September 30, 2011 and December 31, 2010 (in thousands):

	As of September 30, 2011			As of December 31, 2010
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
Impaired loans	Investment	Balance	Allowance	Investment	Balance	Allowance
With no related allowance recorded:
Commercial, financial and agricultural	$256	$274	$—	$309	$309	$—
Real estate — commercial	2,339	2,339	—	2,395	2,395	—
Real estate — construction	720	720	—	250	250	—
Real estate — mortgage	2,007	2,007	—	2,652	2,652	—

With an allowance recorded:
Real estate — construction	$1,150	$1,150	$343	$900	$900	$235
Real estate — mortgage	1,049	1,049	325	1,237	1,237	335

Total:
Commercial, financial and agricultural	$256	$274	$—	$309	$309	$—
Real estate — commercial	2,339	2,339	—	2,395	2,395	—
Real estate — construction	1,870	1,870	343	1,150	1,150	235
Real estate — mortgage	3,056	3,056	325	3,889	3,889	335

	$7,521	$7,539	$668	$7,743	$7,743	$570

Average recorded investment of impaired loans and related interest income recognized for the three and nine months ended September 30, 2011 are summarized as follows (in thousands):

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	Average	Interest	Cash Basis	Average	Interest	Cash Basis
	Recorded	Income	Interest	Recorded	Income	Interest
Impaired loans	Investment	Recognized	Income	Investment	Recognized	Income
With no related allowance recorded:
Commercial, financial and agricultural	$265	$4	$—	$282	$14	$—
Real estate — commercial	2,331	29	—	2,357	97	2
Real estate — construction	360	36	—	305	36	—
Real estate — mortgage	2,009	5	—	2,118	18	3

With an allowance recorded:
Real estate — construction	$1,150	$—	$—	$1,025	$—	$—
Real estate — mortgage	1,049	—	—	1,143	—	—

Total:
Commercial, financial and agricultural	$265	$4	$—	$282	$14	$—
Real estate — commercial	2,331	29	—	2,357	97	2
Real estate — construction	1,510	36	—	1,330	36	—
Real estate — mortgage	3,058	5	—	3,261	18	3

	$7,164	$74	$—	$7,230	$165	$5

The following table presents nonaccrual loans by classes of the loan portfolio as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010
Nonaccrual loans:

Commercial, financial and agricultural	$49	$246
Real estate — commercial	472	478
Real estate — construction	1,150	1,150
Real estate — mortgage	4,586	3,564
Home equity	333	524
Personal	4	2

Total	$6,594	$5,964

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status as of September 30, 2011 and December 31, 2010 (in thousands):
As of September 30, 2011

							Loans Past
							Due greater
	30-59 Days	60-89 Days	Greater than	Total Past			than 90 Days
	Past Due	Past Due	90 Days	Due	Current	Total Loans	and Accruing

Commercial, financial and agricultural	$10	$12	$33	$55	$19,730	$19,785	$—
Real estate — commercial	418	1,162	667	2,247	57,407	59,654	196
Real estate — construction	198	935	1,150	2,283	14,740	17,023	—
Real estate — mortgage	1,298	3,634	4,900	9,832	130,984	140,816	905
Home equity	898	56	472	1,426	37,718	39,144	198
Obligations of states and political subdivisions	—	—	—	—	8,738	8,738	—
Personal	46	14	6	66	7,127	7,193	2

Total	$2,868	$5,813	$7,228	$15,909	$276,444	$292,353	$1,301

As of December 31, 2010

							Loans Past
							Due greater
	30-59 Days	60-89 Days	Greater than	Total Past			than 90 Days
	Past Due	Past Due	90 Days	Due	Current	Total Loans	and Accruing

Commercial, financial and agricultural	$293	$272	$228	$793	$19,118	$19,911	$—
Real estate — commercial	1,195	627	720	2,542	53,763	56,305	242
Real estate — construction	20	207	1,150	1,377	11,879	13,256	—
Real estate — mortgage	260	4,832	3,465	8,557	136,049	144,606	590
Home equity	737	318	466	1,521	44,831	46,352	167
Obligations of states and political subdivisions	—	—	—	—	8,984	8,984	—
Personal	110	15	10	135	8,553	8,688	8

Total	$2,615	$6,271	$6,039	$14,925	$283,177	$298,102	$1,007

The following tables summarize the activity by segments of the allowance for loan losses, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment for the three and nine months ended September 30, 2011 and as of September 30, 2011 and December 31, 2010 (in thousands):

	Commercial,
	financial and	Real estate –	Real estate –	Real estate –
	agricultural	commercial	construction	mortgage	Home equity	Personal	Total
Allowance for loan losses:
Beginning Balance, July 1, 2011	$145	$459	$431	$1,452	$332	$62	$2,881
Charge-offs	(4)	—	—	(35)	—	(7)	(46)
Recoveries	1	—	—	—	9	2	12
Provisions	19	9	27	30	(26)	1	60

Ending balance	$161	$468	$458	$1,447	$315	$58	$2,907

Beginning Balance, January 1, 2011	$163	$442	$336	$1,421	$389	$73	$2,824
Charge-offs	(13)	—	—	(163)	(15)	(11)	(202)
Recoveries	1	—	—	—	9	11	21
Provisions	10	26	122	189	(68)	(15)	264

Ending balance	$161	$468	$458	$1,447	$315	$58	$2,907

As of September 30, 2011

						Obligations of
	Commercial,					states and
	financial and	Real estate –	Real estate –	Real estate –		political
	agricultural	commercial	construction	mortgage	Home equity	subdivisions	Personal	Total
Allowance for loan losses:
Ending balance	$161	$468	$458	$1,447	$315	$—	$58	$2,907

Ending balance: individually evaluated for impairment	$—	$—	$343	$325	$—	$—	$—	$668
Ending balance: collectively evaluted for impairment	$161	$468	$115	$1,122	$315	$—	$58	$2,239

Loans, net of unearned interest:
Ending balance	$19,785	$59,654	$17,023	$140,816	$39,144	$8,738	$7,193	$292,353

Ending balance: individually evaluted for impairment	$256	$2,339	$1,870	$3,056	$—	$—	$—	$7,521
Ending balance: collectively evaluated for impairment	$19,529	$57,315	$15,153	$137,760	$39,144	$8,738	$7,193	$284,832

As of December 31, 2010

						Obligations of
	Commercial,					states and
	financial and	Real estate –	Real estate –	Real estate –		political
	agricultural	commercial	construction	mortgage	Home equity	subdivisions	Personal	Total
Allowance for loan losses:
Ending balance	$163	$442	$336	$1,421	$389	$—	$73	$2,824

Ending balance: individually evaluated for impairment	$—	$—	$235	$335	$—	$—	$—	$570
Ending balance: collectively evaluted for impairment	$163	$442	$101	$1,086	$389	$—	$73	$2,254

Loans, net of unearned interest:
Ending balance	$19,911	$56,305	$13,256	$144,606	$46,352	$8,984	$8,688	$298,102

Ending balance: individually evaluted for impairment	$309	$2,395	$1,150	$3,889	$—	$—	$—	$7,743
Ending balance: collectively evaluated for impairment	$19,602	$53,910	$12,106	$140,717	$46,352	$8,984	$8,688	$290,359
As a result of adopting the amendments in ASU No. 2011-02, the Corporation reassessed all restructurings that occurred on or after January 1, 2011 for identification as troubled debt restructurings. The Corporation identified no loans for which the allowance for loan losses had previously been measured under a general allowance for credit losses methodology that are now considered troubled debt restructurings in accordance with ASU No. 2011-02, and as such, there are no retroactive disclosures required.

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
The following table summarizes financial assets and financial liabilities measured at fair value as of September 30, 2011 and December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands). There were no transfers of assets between fair value Level 1 and Level 2 for the quarter ended September 30, 2011.

			(Level 2)	(Level 3)
		(Level 1)	Significant	Significant
		Quoted Prices in	Other	Other
	September 30,	Active Markets for	Observable	Unobservable
	2011	Identical Assets	Inputs	Inputs
Measured at fair value on a recurring basis:
Debt securities available-for-sale:
U.S. Treasury securities and obligations of U.S. Government agencies and corporations	$66,679	$—	$66,679	$—
Obligations of state and political subdivisions	41,287	—	41,287	—
Corporate notes	1,011	—	1,011	—
Mortgage-backed securities	2,583	—	2,583	—
Equity securities available-for-sale	795	795	—	—

Measured at fair value on a non-recurring basis:
Impaired loans	1,531	—	—	1,531

			(Level 2)	(Level 3)
		(Level 1)	Significant	Significant
		Quoted Prices in	Other	Other
	December 31,	Active Markets for	Observable	Unobservable
	2010	Identical Assets	Inputs	Inputs
Measured at fair value on a recurring basis:
Debt securities available-for-sale:
U.S. Treasury securities and obligations of U.S. Government agencies and corporations	$37,696	$—	$37,696	$—
Obligations of state and political subdivisions	38,893	—	38,893	—
Corporate notes	1,028	—	1,028	—
Mortgage-backed securities	1,345	—	1,345	—
Equity securities available-for-sale	961	961	—	—

Measured at fair value on a non-recurring basis:
Impaired loans	1,567	—	—	1,567

Fair Value of Financial Instruments
ASC Topic 825, Financial Instruments, requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.
The estimated fair values of the Corporation’s financial instruments are as follows (in thousands):
Financial Instruments
(in thousands)

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and due from banks	$10,254	$10,254	$12,758	$12,758
Interest bearing deposits with banks	1,116	1,116	218	218
Federal funds sold	6,500	6,500	12,300	12,300
Interest bearing time deposits with banks	1,096	1,097	1,345	1,360
Securities	112,355	112,355	79,923	79,923
Restricted investment in FHLB stock	1,790	1,790	2,088	2,088
Total loans, net of unearned interest	292,353	304,483	298,102	312,621
Accrued interest receivable	1,836	1,836	1,763	1,763

Financial liabilities:
Non-interest bearing deposits	64,006	64,006	60,696	60,696
Interest bearing deposits	331,105	337,736	316,094	323,003
Securities sold under agreements to repurchase	3,057	3,057	3,314	3,314
Other interest bearing liabilities	1,222	1,228	1,200	1,202
Accrued interest payable	537	537	499	499

Off-balance sheet financial instruments:
Commitments to extend credit	—	—	—	—
Letters of credit	—	—	—	—
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
General:
The following discussion relates to the consolidated financial condition of the Corporation as of September 30, 2011, as compared to December 31, 2010, and the consolidated results of operations for the three and nine months ended September 30, 2011, compared to the same periods in 2010. This discussion should be read in conjunction with the interim consolidated financial statements and related notes included herein.

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
Financial Condition:
As of September 30, 2011, total assets increased by $19.1 million, or 4.4%, as compared to December 31, 2010. Deposits increased by $18.3 million, with interest-bearing deposits increasing by $15.0 million, and non-interest bearing deposits increasing by $3.3 million.
The table below shows changes in deposit volumes by type of deposit (in thousands of dollars) between December 31, 2010 and September 30, 2011.

	September 30,	December 31,	Change
	2011	2010	$	%
Deposits:
Demand, non-interest bearing	$64,006	$60,696	$3,310	5.5%
NOW and money market	97,301	81,378	15,923	19.6%
Savings	50,660	47,112	3,548	7.5%
Time deposits, $100,000 and more	35,402	34,099	1,303	3.8%
Other time deposits	147,742	153,505	(5,763)	(3.8%)

Total deposits	$395,111	$376,790	$18,321	4.9%

Overall, total loans, net of unearned interest decreased by $5.7 million, between December 31, 2010 and September 30, 2011, as shown in the table below (in thousands of dollars). While total outstanding commercial loans became more heavily weighted in real estate collateralized loans, in total, commercial loans (including construction loans) grew by $7.0 million. This growth was offset by reductions of $12.5 million in consumer real estate and other personal loans and a reduction in loans to states and political subdivisions of $0.2 million.

	September 30,	December 31,	Change
	2011	2010	$	%
Loans:
Commercial, financial and agricultural	$19,785	$19,911	$(126)	(0.6%)
Real estate — commercial	59,654	56,305	3,349	5.9%
Real estate — construction	17,023	13,256	3,767	28.4%
Real estate — mortgage	140,816	144,606	(3,790)	(2.6%)
Home equity	39,144	46,352	(7,208)	(15.6%)
Obligations of states and political subdivisions	8,738	8,984	(246)	(2.7%)
Personal	7,193	8,688	(1,495)	(17.2%)

Total loans	$292,353	$298,102	$(5,749)	(1.9%)

A summary of the activity in the allowance for loan losses for each of the nine-month periods ended September 30, 2011 and 2010 (in thousands) are presented below.

	Periods Ended September 30,
	2011	2010
Balance of allowance — January 1	$2,824	$2,719

Loans charged off	(202)	(556)

Recoveries of loans previously charged off	21	11

Net charge-offs	(181)	(545)
Provision for loan losses	264	637

Balance of allowance — end of period	$2,907	$2,811

Ratio of net charge-offs during period to average loans outstanding	0.06%	0.18%

As of September 30, 2011, the Corporation evaluated its large commercial loan relationships and other significant loans for impairment. Of the nine loan relationships considered to be impaired, there are two loan relationships with respect to which management determined that it is probable that principal and interest will not be collected in full. One loan relationship has an aggregate outstanding balance of $1,949,000. The amount of impairment estimated for these collateral-dependent loans included in the loan relationship is $570,000, and a specific allocation has been included within the loan loss reserve for these loans, adjusting the carrying value of these loans to the fair value of $1,379,000. The second loan relationship has an aggregate outstanding balance of $250,000, with the amount of the impairment measured at $98,000. Management believes that the specific reserves carried are adequate to cover potential future losses related to these relationships. Other loans evaluated for impairment have an aggregate outstanding balance of $5,322,000, but it has been determined that there is sufficient collateral to expect full repayment, and no impairment charge has been recorded. Otherwise, there are no material loans classified for regulatory purposes as loss, doubtful, substandard, or special mention which management expects to significantly impact future operating results, liquidity or capital resources. Following is a summary of the Bank’s non-performing loans on September 30, 2011 as compared to December 31, 2010.
(Dollar amounts in thousands)

	September 30, 2011	December 31, 2010

Non-performing loans
Nonaccrual loans	$6,594	$5,964
Accruing loans past due 90 days or more	1,301	1,007
Restructured loans	—	—

Total	$7,895	$6,971

Average loans outstanding	$293,855	$307,228

Ratio of non-performing loans to average loans outstanding	2.69%	2.27%
Stockholders’ equity increased by $923,000, or 1.9%, from December 31, 2010 to September 30, 2011. Net income of $3,544,000 increased stockholders’ equity, while dividends paid of $2,716,000 and cash used to purchase Corporation stock into treasury of $417,000 reduced the Corporation’s capital position. The Corporation repurchased stock into treasury pursuant to its stock repurchase program. During the first nine months of 2011, the Corporation purchased 24,500 shares and re-issued 2,903 shares pursuant to the Employee Stock Purchase Plan and the Stock Option Plan. Securities available for sale increased in market value, representing an increase to equity of $369,000, net of taxes, while accounting for stock-based compensation activity increased equity by $19,000. An adjustment of $78,000 was made to equity to record the amortization of net periodic pension costs of the Corporation’s defined benefit retirement plan.

Management is not aware of any current recommendations of applicable regulatory authorities that, if implemented, would have a material effect on the Corporation’s liquidity, capital resources or operations.
Subsequent to September 30, 2011, the following events took place:
On October 18, 2011, the Board of Directors declared a regular cash dividend for the third quarter of 2011 of $0.22 per share to shareholders of record on November 15, 2011, payable on December 1, 2011.
Comparison of the Three Months Ended September 30, 2011 and 2010
Operations Overview:
Net income for the third quarter of 2011 was $1,214,000, a decrease of $71,000, or 5.5%, compared to the third quarter of 2010. Basic and diluted earnings per share, at $0.29 in the third quarter of 2011, were 3.3% lower than in the same quarter in 2010. Annualized return on average equity for the third quarter in 2011 was 9.57%, compared to the ratio for the same period in the prior year of 10.15%, a decrease of 58 basis points. For the quarter ended September 30, annualized return on average assets was 1.07% in 2011, versus 1.16% in 2010.
Presented below are selected key ratios for the two periods:

	Three Months Ended
	September 30,
	2011	2010
Return on average assets (annualized)	1.07%	1.16%
Return on average equity (annualized)	9.57%	10.15%
Average equity to average assets	11.20%	11.48%

Non-interest income, excluding securities gains and impairment charges, as a percentage of average assets (annualized)	0.90%	0.88%
Non-interest expense as a percentage of average assets (annualized)	2.76%	2.86%
The discussion that follows explains changes in the components of net income when comparing the third quarter of 2011 with the third quarter of 2010.
Net Interest Income:

Net interest income was $3,791,000 for the third quarter of 2011, as compared to $4,019,000 in the same quarter in 2010. Average earning assets grew by 2.9%, while the net interest margin on a fully tax equivalent basis decreased by 33 basis points.
Interest on loans decreased $423,000, or 8.8%, in the third quarter of 2011 as compared to the same period in 2010. An average weighted yield decrease of 27 basis points lowered interest income by approximately $159,000, with the remaining decrease attributable to a lower volume of loans.
Interest earned on investment securities and money market investments increased $44,000 in the third quarter of 2011 as compared to the third quarter of 2010, with average balances increasing $25.8 million during the period. The yield on money market investments (federal funds and interest bearing deposits) decreased by 5 basis points in the third quarter of 2011 as compared to the third quarter of 2010, due to the reduction in rates earned on interest bearing balances with other financial institutions. Likewise, the overall pre-tax yield on the investment securities portfolio decreased during that same timeframe by 48 basis points.
Average interest-bearing deposits increased by $8.4 million, while average non-interest bearing deposits grew by $3.9 million. This increase in deposits, in addition to the low general rate environment, contributed to the reduction in the cost to fund earning assets, which was reduced by 18 basis points, to 1.12%, in the third quarter of 2011.
Total average earning assets during the third quarter of 2011 were $415.0 million, compared to $403.4 million during the third quarter of 2010, yielding 4.77% in 2011 versus 5.28% in 2010. Funding costs for the earning assets were 1.12% and 1.30% for the third quarters of 2011 and 2010, respectively. Net interest margin on a fully tax-equivalent basis for the third quarter of 2011 was 3.83%. For the same period in 2010, the fully-tax equivalent net interest margin was 4.16%.

Provision for Loan Losses:
In the third quarter of 2011, the provision for loan losses was $60,000, as compared to a provision of $70,000 in the third quarter of 2010. Management regularly reviews the adequacy of the loan loss reserve and makes assessments as to specific loan impairment, historical charge-off expectations, general economic conditions in the Bank’s market area, specific loan quality and other factors. The decreased provision was primarily the result of analysis of the values of collateral securing non-performing and impaired loans as well as the reduction in overall outstanding loan balances.
Non-interest Income:
Non-interest income in the third quarter of 2011 was $1,019,000, compared to $936,000 in the third quarter of 2010.
Trust fee income was $19,000, or 21.1%, greater in the third quarter of 2011 as compared to the third quarter of 2010, while commissions from sales of non-deposit products in the third quarter of 2011 were $27,000, or 33.8% lower than in the same quarter of the previous year.
Customer service fees increased by $19,000, or 5.7%, in the third quarter of 2011 compared to the same period in 2010 primarily due to increased customer activity.
There were no net gains resulting from calls of investment securities in the third quarter of 2011, as compared to a $4,000 gain during the same period one year earlier. An increase in fees derived from electronic payment activity through the use of debit cards was primarily responsible for the $56,000 increase in other noninterest income in the third quarter of 2011 compared to the third quarter of 2010. In the third quarter of 2010, a securities impairment charge of $40,000 was recorded to write down the carrying value of one equity investment. No securities impairment was recorded in the third quarter of 2011.
As a percentage of average assets, annualized non-interest income, exclusive of net gains on the sale of securities and impairment charges, was 0.90% in the third quarter of 2011 as compared to 0.88% in the third quarter of 2010.
Non-interest Expense:
Total non-interest expense was $3,123,000 in the third quarter of 2011, a decrease of $35,000, or 1.1%, as compared to the third quarter of 2010.
Employee compensation expense and employee benefits combined for a total of $1,652,000 in the third quarter of 2011, representing an increase in expense of $57,000 when compared to the third quarter of 2010. Staffing increases, coupled with increased costs for medical insurance, were responsible for the variance. Occupancy and equipment expense decreased by a combined total of $17,000, or 4.3%, in the third quarter of 2011 as compared to the third quarter of 2010, due to utility costs, fixed asset additions and facilities maintenance. Data processing expenses in the third quarter of 2011 were less than in the third quarter of 2010 by $30,000, resulting from cost benefits realized from the major data processing conversion that took place in the second quarter of 2010. Professional fees were 13.3%, or $17,000, less in the third quarter of 2011 as compared to the third quarter of 2010, due to fees incurred in the 2010 period for consulting services that occur infrequently. FDIC insurance premiums decreased by $65,000 as a result of the re-formulation of assessments by the FDIC, beginning in the second quarter of 2011, effectively reducing costs for well-capitalized banks. The increase in other noninterest expense of $51,000 was primarily due to increased costs associated with assets in foreclosure.
As a percentage of average assets, annualized non-interest expense was 2.76% in the third quarter of 2011 as compared to 2.86% in the comparative quarter in 2010.

Provision for income taxes:
Income tax expense in the third quarter of 2011 was $29,000, or 6.6%, lower than in the same time period in 2010. The effective tax rate in the third quarter of 2011 was 25.4% versus 25.6% in 2010.
Comparison of the Nine Months Ended September 30, 2011 and 2010
Operations Overview:
Net income for the first nine months of 2011 was $3,544,000, a decrease of $67,000, or 1.9%, compared to the first nine months of 2010. Basic earnings per share for the first nine months of 2011, at $0.84, was unchanged from the same period in 2010, while fully diluted earnings per share, at $0.83, was $0.01 less in the 2011 period. Annualized return on average equity for the first nine months in 2011 was 9.40%, compared to the ratio for the same period in the prior year of 9.50%, a decrease of 1.1%. For the nine months ended September 30, annualized return on average assets was 1.06% in 2011, versus 1.10% in 2010.
Presented below are selected key ratios for the two periods:

	Nine Months Ended
	September 30,
	2011	2010
Return on average assets (annualized)	1.06%	1.10%
Return on average equity (annualized)	9.40%	9.50%
Average equity to average assets	11.25%	11.53%

Non-interest income, excluding securities gains and impairment charges, as a percentage of average assets (annualized)	0.91%	0.91%
Non-interest expense as a percentage of average assets (annualized)	2.87%	2.91%
The discussion that follows explains changes in the components of net income when comparing the first nine months of 2011 with the first nine months of 2010.
Net Interest Income:
Net interest income was $11,538,000 for the first nine months of 2011, as compared to $12,064,000 in the same period in 2010. Average earning assets grew by 1.9%, while the net interest margin on a fully tax equivalent basis decreased by 26 basis points.
Interest on loans decreased $1,279,000, or 8.7%, in the first nine months of 2011 as compared to the same period in 2010. An average weighted yield decrease of 52 basis points lowered interest income by approximately $304,000, with the remaining decrease attributable to a lower volume of loans.
Interest earned on investment securities and money market investments increased $38,000 in the first nine months of 2011 as compared to 2010, with average balances increasing $22.9 million during the period. The yield on money market investments (federal funds and interest bearing deposits) decreased by 11 basis points in the first nine months of 2011 as compared to the first nine months of 2010, due to the reduction in rates earned on interest bearing balances with other financial institutions. Likewise, the overall pre-tax yield on the investment securities portfolio decreased during that same timeframe by 52 basis points.
Average interest-bearing deposits increased by $5.7 million, while average non-interest bearing deposits grew by $5.3 million. Increases in deposits, in addition to the lower general rate environment, contributed to the reduction in the cost to fund earning assets, which was reduced by 26 basis points, to 1.17%, in the first nine months of 2011.
Total average earning assets during the first nine months of 2011 were $407.3 million, compared to $399.9 million during the first nine months of 2010, yielding 4.94% in 2011 versus 5.45% in 2010. Funding costs for the earning assets were 1.17% and 1.43% for the first nine months of 2011 and 2010, respectively. Net interest margin on a fully tax-equivalent basis for the first nine months of 2011 was 3.96%. For the same period in 2010, the fully-tax equivalent net interest margin was 4.22%.

Provision for Loan Losses:
In the first nine months of 2011, the provision for loan losses was $264,000, as compared to a provision of $637,000 in the first nine months of 2010. Management regularly reviews the adequacy of the loan loss reserve and makes assessments as to specific loan impairment, historical charge-off expectations, general economic conditions in the Bank’s market area, specific loan quality and other factors. The decreased provision was primarily the result of analysis of the values of collateral securing non-performing and impaired loans as well as the reduction in overall outstanding loan balances.
Non-interest Income:
Non-interest income in the first nine months of 2011 was $3,044,000, $61,000 higher than the $2,983,000 recorded in the first nine months of 2010.
Trust fee income was $16,000, or 5.3%, higher in the first nine months of 2011 as compared to the first nine months of 2010 due primarily to the increase in estate fees. Commissions from sales of non-deposit products in the first nine months of 2011 were $80,000, or 26.6%, less than in the same period of the previous year.
Customer service fees declined by $89,000, or 8.1%, in the first nine months of 2011 compared to the same period in 2010 as a direct result of regulations enacted in July of 2010 that restrict banks from charging certain fees for services provided to customers that overdraw deposit accounts.
Net gains resulting from securities calls were $6,000 in the first nine months of 2011 versus $31,000 in the first nine months of 2010. Sales of properties carried as other real estate generated net gains of $28,000 in the first nine months of 2011, as compared to a net gain of $36,000 during the same period one year earlier. An increase in fees derived from electronic payment activity through the use of debit cards was primarily responsible for the increase in other noninterest income in the first nine months of 2011 compared to the first nine months of 2010. Income recorded from the equity investment in an unconsolidated subsidiary was $18,000 higher in the current year nine month period than in the previous year to date. In the third quarter of 2010, a securities impairment charge of $40,000 was recorded to write down the carrying value of one equity investment. No securities impairment was recorded in the first nine months of 2011.
As a percentage of average assets, annualized non-interest income, exclusive of net gains on the sale of securities and impairment charges, was 0.91% in the first nine months of both 2011 and 2010.
Non-interest Expense:
Total non-interest expense decreased a total of $2,000 in the first nine months of 2011 as compared to 2010.
Employee compensation expense and employee benefits combined for a total of $5,068,000 in the first nine months of 2011, representing an increase of $60,000, or 1.2%, over the first nine months of 2010. Occupancy and equipment expense increased by a combined total of $75,000, or 6.8%, in the first nine months of 2011 as compared to the first nine months of 2010, due to higher utility costs, fixed asset additions and facilities maintenance. Data processing expenses in the first nine months of 2011 were less than in the first nine months of 2010 by $82,000, resulting from cost benefits realized from the major data processing conversion that took place in the second quarter of 2010. Director compensation was $40,000, or 15.3%, less in the first nine months of 2011 as compared to the first nine months of 2010, due to a reduction in the number of Corporation directors through retirement. FDIC insurance premiums decreased by $144,000 as a result of the re-formulation of assessments by the FDIC, beginning in the second quarter of 2011, effectively reducing costs for well-capitalized banks. The increase in other noninterest expense of $150,000 was partially due to a loss from a single incident of fraud. Steps have been taken to safeguard against such fraud going forward. Other noninterest expense was further increased by higher costs associated with assets in foreclosure proceedings.
As a percentage of average assets, annualized non-interest expense was 2.87% in the first nine months of 2011 as compared to 2.91% in the same period of 2010, a decrease of 4 basis points.
Provision for income taxes:
Income tax expense in the first nine months of 2011 was $23,000, or 1.9%, lower than in the same time period in 2010. The effective tax rate in the first nine months of 2011 and 2010 was 24.9%.

Liquidity:
The objective of liquidity management is to ensure that sufficient funding is available, at a reasonable cost, to meet the ongoing operational cash needs of the Corporation and to take advantage of income producing opportunities as they arise. While the desired level of liquidity will vary depending upon a variety of factors, it is the primary goal of the Corporation to maintain a high level of liquidity in all economic environments. Principal sources of asset liquidity are provided by securities maturing in one year or less, other short-term investments such as federal funds sold and cash and due from banks. Liability liquidity, which is more difficult to measure, can be met by attracting deposits and maintaining the core deposit base. The Corporation is a member of the Federal Home Loan Bank of Pittsburgh for the purpose of providing short-term liquidity when other sources are unable to fill these needs. During the first nine months of 2011, there were no borrowings from the Federal Home Loan Bank. As of September 30, 2011, the Corporation had no long-term debt and had unused borrowing capacity with the Federal Home Loan Bank of $121 million.
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
Off-Balance Sheet Arrangements:
The Corporation’s consolidated financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk, credit risk, and interest rate risk. These commitments consist mainly of loans approved but not yet funded, unused lines of credit and outstanding letters of credit. These commitments were made using the same credit standards as on-balance sheet instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment terms. Letters of credit are conditional commitments issued to guarantee the financial performance obligation of a customer to a third party. Unused commitments and letters of credit at September 30, 2011 were $41,793,000 and $551,000, respectively. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Corporation. Management believes that any amounts actually drawn upon can be funded in the normal course of operations. The Corporation has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or the availability of capital resources.
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
Capital Adequacy:
Bank regulatory authorities in the United States issue risk-based capital standards. These capital standards relate a banking company’s capital to the risk profile of its assets and provide the basis by which all banking companies and banks are evaluated in terms of capital adequacy. The risk-based capital standards require all banks to have Tier 1 capital of at least 4% and total capital, including Tier 1 capital, of at least 8% of risk-adjusted assets. Tier 1 capital includes common stockholders’ equity and qualifying perpetual preferred stock together with related surpluses and retained earnings. Total capital is comprised of Tier 1 capital, limited life preferred stock, qualifying debt instruments, and the reserves for possible loan losses. Banking regulators have also issued leverage ratio requirements. The leverage ratio requirement is measured as the ratio of Tier 1 capital to adjusted average assets. At September 30, 2011, the Bank exceeded the regulatory requirements to be considered a “well capitalized” financial institution, i.e., a leverage ratio exceeding 5%, Tier 1 capital exceeding 6% and total capital exceeding 10%.

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
Recent declines and volatility in the values of financial institution stocks have significantly reduced the likelihood of realizing significant gains in the near-term. Although the Corporation has realized occasional gains from this portfolio in the past, the primary objective of the portfolio is to achieve value appreciation in the long term while earning consistent attractive after-tax yields from dividends. The carrying value of the financial institutions stocks accounted for 0.2% of the Corporation’s total assets as of September 30, 2011. Management performs an impairment analysis on the entire investment portfolio, including the financial institutions stocks, on a quarterly basis. For the nine months ended September 30, 2011, no “other-than-temporary” impairment was identified. There is no assurance that further declines in market values of the common stock portfolio in the future will not result in “other-than-temporary” impairment charges, depending upon facts and circumstances present.
The equity investments in the Corporation’s portfolio had an adjusted cost basis of approximately $985,000 and a fair value of $795,000 at September 30, 2011. Net unrealized losses in this portfolio were approximately $190,000 at September 30, 2011.
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
The primary objective of the Corporation’s asset-liability management process is to maximize current and future net interest income within acceptable levels of interest rate risk while satisfying liquidity and capital requirements. Management recognizes that a certain amount of interest rate risk is inherent, appropriate and necessary to ensure profitability. A simulation analysis is used to assess earnings and capital at risk from movements in interest rates. The model considers three major factors of (1) volume differences, (2) repricing differences, and (3) timing in its income simulation. As of the most recent model run, data was disseminated into appropriate repricing buckets, based upon the static position at that time. The interest-earning assets and interest-bearing liabilities were assigned a multiplier to simulate how much that particular balance sheet item would re-price when interest rates change. Finally, the estimated timing effect of rate changes is applied, and the net interest income effect is determined on a static basis (as if no other factors were present). As the table below indicates, based upon rate shock simulations on a static basis, the Corporation’s balance sheet is relatively rate-neutral as rates decline. Each 100 basis point increase results in approximately $402,000 decline in net interest income in the static environment. This negative effect of rising rates is offset to a large degree by the positive effect of imbedded options that include loans floating above their floors and likely internal deposit pricing strategies. After applying the effects of options, over a one-year period, the net effect of an immediate 100, 200, 300 and 400 basis point rate increase would change net interest income by $(46,000), $(78,000), $(1,052,000) and $(1,176,000), respectively. Rate shock modeling was done for a declining rate of 25 basis points only, as the federal funds target rate currently is between zero and 0.25%. As the table below indicates, the net effect of interest rate risk on net interest income is essentially neutral in a rising rate environment through a 200 basis point increase. Juniata’s rate risk policies provide for maximum limits on net interest income that can be at risk for 100 through 400 basis point changes in interest rates.

Effect of Interest Rate Risk on Net Interest Income
(Dollars in thousands)

	Change in Net	Change in Net
Change in	Interest Income	Interest Income	Total Change in
Interest Rates	Due to Interest	Due to Imbedded	Net Interest
(Basis Points)	Rate Risk (Static)	Options	Income

400	$(1,605)	$429	$(1,176)
300	(1,204)	152	(1,052)
200	(803)	725	(78)
100	(402)	356	(46)
0	—	—	—
-25	100	(53)	47
The net interest income at risk position remained within the guidelines established by the Corporation’s asset/liability policy.
No material change has been noted in the Bank’s equity value at risk. Please refer to the Annual Report on Form 10-K as of December 31, 2010 for further discussion of this topic.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
As of September 30, 2011, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 (“Exchange Act”), Rule 13a-15(e). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Corporation reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.
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

Changes in Internal Control Over Financial Reporting
There were no significant changes in the Corporation’s internal control over financial reporting during the fiscal quarter ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting.
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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information on repurchases by the Corporation of its common stock in each month of the quarter ended September 30, 2011:

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number	Average	Part of Publicly	Shares that May Yet	Be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	per Share	Programs	Plans or Programs (1)

July 1-31, 2011	—	$—	—	97,536
August 1-31, 2011	—	—	—	97,536
September 1-30, 2011	—	—	—	97,536

Totals	—		—	97,536

(1)
On March 23, 2001, the Corporation announced plans to buy back 100,000 (200,000 on a post-split basis) shares of its common stock. There is no expiration date to this buyback plan, but subsequent to the initial plan, the Board of Directors authorized the repurchase of 400,000 additional shares in 2005 and then authorized 200,000 additional shares in September of 2008. As of November 8, 2011, the number of shares that may yet be purchased under the program was 97,536. No repurchase plan or program expired during the period covered by the table. The Corporation has no stock repurchase plan or program that it has determined to terminate prior to expiration or under which it does not intend to make further purchases.

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

Juniata Valley Financial Corp.
(Registrant)

Date 11-09-2011	By	/s/ Marcie A. Barber Marcie A. Barber, President and
Chief Executive Officer
(Principal Executive Officer)

Date 11-09-2011	By	/s/ JoAnn N. McMinn JoAnn N. McMinn, Chief Financial
Officer (Principal Accounting
Officer and Principal Financial Officer)