Form 10-K
period 2011-12-31
JUNIATA VALLEY FINANCIAL CORP
filed 2012-03-15
CIK 714712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2011

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒  Yes    ☐  No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $71,264,474. (1)

There were 4,228,218 shares of the registrant’s common stock outstanding as of March 4, 2012.

(1) The aggregate dollar amount of the voting stock set forth equals the number of shares of the Company’s Common Stock outstanding, reduced by the amount of Common Stock held by officers, directors, shareholders owning in excess of 10% of the Company’s Common Stock and the Company’s employee benefit plans multiplied by the last reported sale price for the Company’s Common Stock on June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter. The information provided shall not be construed as an admission that any officer, director or 10% shareholder of the Company, or any employee benefit plan, may be deemed an affiliate of the Company or that such person or entity is the beneficial owner of the shares reported as being held by such person or entity, and any such inference is hereby disclaimed.

DOCUMENTS INCORPORATED BY REFERENCE

(Specific sections incorporated are identified under applicable items herein)

Certain portions of the Company’s Annual Report to Shareholders for the year ended December 31, 2011 are incorporated by reference in Parts I and II of this Report. The Company’s Annual Report to Shareholders is attached to this Report as Exhibit 13.1.

With the exception of the information incorporated by reference in Parts I and II of this Report, the Company’s Annual Report to Shareholders for the year ended December 31, 2011 is not to be deemed “filed” with the Securities and Exchange Commission for any purpose.

Certain portions of the Company’s Proxy Statement to be filed in connection with its 2012 Annual Meeting of Shareholders are incorporated by reference in Part III of this Report; provided, however, that any information in such Proxy Statement that is not required to be included in this Annual Report on Form 10-K shall not be deemed to be incorporated herein or filed for the purposes of the Securities Act of 1933 or the Securities Exchange Act of 1934.

Other documents incorporated by reference are listed in the Exhibit Index.

PART I

ITEM 1. BUSINESS

Overview

Juniata Valley Financial Corp. (the “Company” or “Juniata”) is a Pennsylvania corporation that was formed in 1983 as a result of a plan of merger and reorganization of The Juniata Valley Bank (the “Bank”). The plan was approved by the various regulatory agencies on June 7, 1983, and Juniata, a one-bank holding company, registered under the Bank Holding Company Act of 1956. The Bank is the oldest independent commercial bank in Juniata and Mifflin Counties, having originated under a state bank charter in 1867. The Company has one reportable segment, consisting of the Bank, as described in Note 2 of Notes to Consolidated Financial Statements contained in the Company’s 2011 Annual Report to Shareholders (“2011 Annual Report”).

Nature of Operations

Juniata operates primarily in central Pennsylvania with the purpose of delivering financial services within its local market. The Company provides retail and commercial banking services through 12 offices in the following locations: five community offices in Juniata County; five community offices in Mifflin County, as well as a financial services office; one community office in each of Perry and Huntingdon Counties; and a loan production office in Centre County. The Company offers a full range of consumer and commercial banking services. Consumer banking services include: Internet banking; mobile banking; telephone banking; ten automated teller machines; personal checking accounts; club accounts; checking overdraft privileges; money market deposit accounts; savings accounts; debit cards; certificates of deposit; individual retirement accounts; secured lines of credit; construction and mortgage loans; and safe deposit boxes. Commercial banking services include: low and high-volume business checking accounts; Internet account management services; ACH origination; payroll direct deposit; commercial lines of credit; commercial letters of credit; and commercial term and demand loans. Comprehensive trust, asset management and estate services are provided, and the Company has a contractual arrangement with a broker-dealer to offer a full range of financial services, including annuities, mutual funds, stock and bond brokerage services and long-term care insurance to the Bank’s customers. Management believes the Bank has a relatively stable deposit base with no major seasonal depositor or group of depositors. Most of the Company’s commercial customers are small and mid-sized businesses in central Pennsylvania.

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

In commercial transactions, the Company believes that the Bank’s legal lending limit to a single borrower (approximately $6,570,000 as of December 31, 2011) enables it to compete effectively for the business of small and mid-sized businesses. However, this legal lending limit is considerably lower than that of various competing institutions and thus may act as a constraint on the Bank’s effectiveness in competing for financings in excess of the limit.

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

General

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

A satisfactory safety and soundness rating, particularly with regard to capital adequacy, and a satisfactory Community Reinvestment Act rating, are generally prerequisites to obtaining federal regulatory approval to make acquisitions and open branch offices. As of December 31, 2011, the Bank was rated “outstanding” under the Community Reinvestment Act and was a “well capitalized” bank. An institution’s Community Reinvestment Act rating is considered in determining whether to grant approvals relating to charters, branches and other deposit facilities, relocations, mergers, consolidations and acquisitions. Less than satisfactory performance may be the basis for denying an application.

There are various legal restrictions on the extent to which the Company and its non-bank subsidiaries can borrow or otherwise obtain credit from the Bank. In general, these restrictions require that any such extensions of credit must be secured by designated amounts of specified collateral and are limited, as to any one of the Company or such non-bank subsidiaries, to ten percent of the lending bank’s capital stock and surplus and, as to the Company and all such non-bank subsidiaries in the aggregate, to 20 percent of the Bank’s capital stock and surplus. Further, the Company and the Bank are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

As a bank chartered under the laws of Pennsylvania, the Bank is subject to the regulations and supervision of the Federal Deposit Insurance Corporation (“FDIC”) and the Pennsylvania Department of Banking. These government agencies conduct regular safety and soundness and compliance reviews that have resulted in satisfactory evaluations to date. Some of the aspects of the lending and deposit business of the Bank that are regulated by these agencies include personal lending, mortgage lending and reserve requirements.

The operations of the Bank are also subject to numerous Federal, state and local laws and regulations which set forth specific restrictions and procedural requirements with respect to interest rates on loans, the extension of credit, credit practices, the disclosure of credit terms and discrimination in credit transactions. The Bank also is subject to certain limitations on the amount of cash dividends that it can pay. See Note 16 of Notes to Consolidated Financial Statements, contained in the 2011 Annual Report, which is included in Exhibit 13 to this report and incorporated by reference in this Item 1.

Under Federal Reserve Board policy, the Company is expected to act as a source of financial strength to the Bank and the Liverpool Community Bank (formerly known as First National Bank of Liverpool), (“LCB”), of which the Company owns 39.16%, and to commit resources to support the Bank and LCB, in circumstances where they might not be in a financial position to support themselves. Consistent with the “source of strength” policy for subsidiary banks, the Federal Reserve Board has stated that, as a matter of prudent banking, a bank holding company generally should not maintain a rate of cash dividends unless its net income available to common stockholders has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears to be consistent with the Company’s capital needs, asset quality and overall financial condition.

As a public company, the Company is subject to the Securities and Exchange Commission’s rules and regulations relating to periodic reporting, proxy solicitation and insider trading.

FDIC Insurance

The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. The FDIC previously administered two separate insurance funds, the Bank Insurance Fund (“BIF”), which generally insured commercial bank and state savings bank deposits, and the Savings Association Insurance Fund (“SAIF”), which generally insured savings association deposits.

Under the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”), (i) the BIF and the SAIF were merged into a new combined fund, called the Deposit Insurance Fund, effective March 31, 2006, (ii) the then-current $100,000 deposit insurance coverage was indexed for inflation (with adjustments every five years, commencing January 1, 2011); and (iii) deposit insurance coverage for retirement accounts was increased to $250,000 per participant subject to adjustment for inflation. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”) permanently raised the standard maximum deposit insurance coverage amount to $250,000 and made the increase retroactive to January 1, 2008. This was effective immediately upon the President’s signature on July 21, 2010. The FDIC deposit insurance coverage limit applies per depositor, per insured depository institution for each account ownership category. The FDIC has been given greater latitude in setting the assessment rates for insured depository institutions which could be used to impose minimum assessments.

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

Recent bank failures significantly increased the Deposit Insurance Fund’s losses. As a result of a decline in the reserve ratio of the Deposit Insurance Fund, the FDIC Board adopted a restoration plan and also raised assessment rates. Other changes included in the Reform Act are primarily intended to ensure that riskier institutions will bear a greater share of the proposed increase in assessments. The FDIC’s final rule raised the prior assessment rates uniformly by 7 basis points for the first quarter 2009 assessment period, and rates now range from 12 to 50 basis points. Institutions in the lowest risk category, Risk Category I, pay between 12 and 14 basis points. Effective April 1, 2009, the rule widened the range of rates overall and within Risk Category I. Initial base assessment rates range between 12 and 45 basis points – 12 -16 basis points for Category I. The initial base rates for risk categories II, III and IV were 20, 30 and 45 basis points, respectively. For institutions in any risk category, assessment rates rose above initial rates for institutions relying significantly on secured liabilities. Assessment rates increased for institutions with a ratio of secured liabilities (repurchase agreements, Federal Home Loan Bank advances, secured Federal Funds purchased and other secured borrowings) to domestic deposits of greater than 15%, with a maximum of 50% above the rate before such adjustment.

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

The Dodd-Frank Act revised the statutory authorities governing the FDIC’s management of the Deposit Insurance Fund (the “DIF”). Key requirements from the Dodd-Frank Act have resulted in the FDIC’s adoption of the following proposed amendments: (1) redefined the assessment base used to calculate deposit insurance assessments to “average consolidated total assets minus average tangible equity”; (2) raised the DIF’s minimum reserve ratio to 1.35 percent and removed the upper limit on the reserve ratio; (3) revised adjustments to the assessment rates by eliminating one adjustment and adding another; and (4) revised the deposit insurance assessment rate schedules due to changes to the assessment base. Revised rate schedules and other revisions to the deposit insurance assessment rules became effective April 1, 2011 and were used for the first time to calculate the June 30, 2011 assessments which were paid September 30, 2011. Though deposit insurance assessments maintain a risk-based approach, the FDIC’s changes effective April 1, 2011, impose a more extensive risk-based assessment system on large insured depository institutions with at least $10 billion in total assets since they are more complex in nature and could pose greater risk. Due to the changes to the assessment base and assessment rates, as well as the DIF restoration time frame, the impact on the Company’s deposit insurance assessments resulted in decreased premiums in 2011 and likely in future years.

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

Additionally, banking organizations must maintain a minimum leverage ratio of 3%, measured as the ratio of Tier 1 capital to adjusted average assets. This 3% leverage ratio is a minimum for the most highly rated banking organizations without any supervisory, financial or operational weaknesses or deficiencies. Other banking organizations are expected to maintain leverage capital ratios 100 to 200 basis points above such minimum, depending upon their financial condition.

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

See Note 16 of Notes to Consolidated Financial Statements, contained in the 2011 Annual Report and incorporated by reference in this Item 1, for a table that provides the Company’s risk based capital ratios and leverage ratio.

Federal banking agencies have broad powers to take corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are “well capitalized,” “adequately capitalized,” “undercapitalized”, “significantly undercapitalized,” or “critically undercapitalized.” As of December 31, 2011, the Bank was a “well-capitalized” bank, as defined by the FDIC.

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

The United States is a member of the Basel Committee on Banking Supervision (“the Basel Committee”) that provides a forum for regular international cooperation on banking supervisory matters. The Basel Committee develops guidelines and supervisory standards and is best known for its international standards on capital adequacy.

In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation, now officially identified by the Basel Committee as “Basel III.” Basel III, when implemented by the U.S. banking agencies beginning on January 1, 2013 and fully phased-in on January 1, 2019, will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. Basel III also provides for a “countercyclical capital buffer,” an additional capital requirement that generally is to be imposed when national regulators determine that excess aggregate credit growth has become associated with a buildup of systemic risk, in order to absorb losses during periods of economic stress. Banking institutions that maintain insufficient capital to comply with the capital conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. Additionally, the Basel III framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests, including a liquidity coverage ratio (“LCR), which is designed to ensure that the banking entity maintains a level of unencumbered high-quality liquid assets greater than or equal to the entity’s expected net cash outflow for a 30-day time horizon under an acute liquidity stress scenario, and a net stable funding ratio (“NSFR”) designed to promote more medium- and long-term funding based on the liquidity characteristics of the assets and activities of banking entities over a one-year time horizon. The LCR and NSFR have proposed adoption dates beginning in 2015 and 2018, respectively.

The U.S. banking agencies have indicated informally that they expect to propose regulations implementing Basel III during the first quarter of 2012. Given that the Basel III rules are subject later to change, and the scope and content of capital regulations that the U.S. banking agencies may adopt under the Dodd-Frank Act is uncertain, it is uncertain what impact the new capital regulations will have on the Company’s capital ratios. However, in general banks are expecting to be required to maintain more capital than in the past.

Gramm-Leach-Bliley Act

On November 12, 1999, the Gramm-Leach-Bliley Act (“GLB”) was signed into law. GLB permits commercial banks to affiliate with investment banks. It also permits bank holding companies which elect financial holding company status to engage in any type of financial activity, including securities, insurance, merchant banking/equity investment and other activities that are financial in nature. The Company has not elected financial holding company status. The merchant banking provisions allow a bank holding company to make a controlling investment in any kind of company, financial or commercial. These new powers allow a bank to engage in virtually every type of activity currently recognized as financial or incidental or complementary to a financial activity. A commercial bank that wishes to engage in these activities is required to be well capitalized, well managed and to have a satisfactory or better Community Reinvestment Act rating. GLB also allows subsidiaries of banks to engage in a broad range of financial activities that are not permitted for banks themselves. Although the Company and the Bank have not commenced these types of activities to date, GLB enables them to evaluate new financial activities that would complement the products already offered to enhance non-interest income.

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

Dodd-Frank Act

The Dodd-Frank Act, referenced above, was signed into law in July 2010 and enacted significant financial regulatory reform. The goals of the new legislation include restoring public confidence in the financial system following the 2007-2008 financial and credit crises, preventing another financial crisis and allowing regulators to identify failings in the system before another crisis can occur. Among other things, the Dodd-Frank Act creates the Financial Stability Oversight Council, with oversight authority for monitoring and regulating systemic risk, and the Bureau of Consumer Financial Protection, which will have broad regulatory and enforcement powers over consumer financial products and services. The Dodd-Frank Act also changes the responsibilities of the federal banking regulators, imposes additional corporate governance and disclosure requirements in areas such as executive compensation and proxy access, and limits or prohibits proprietary trading and hedge fund and private equity activities of banks.

The scope of the Dodd-Frank Act impacts many aspects of the financial services industry, and it requires the development and adoption of many implementing regulations over the next several months and years; thus, the effects of the Dodd-Frank Act on the financial services industry will depend, in large part, upon the extent to which regulators exercise the authority granted to them under the Dodd-Frank Act and the approaches taken in implementing regulations. The Dodd-Frank Act created the Consumer Financial Protection Bureau (“CFPB”). Effective July 21, 2011, the CFPB became responsible for administering and enforcing numerous federal consumer financial laws enumerated in the Dodd-Frank Act, but until a director of the CFPB was appointed in January of 2012, the CFPB was not permitted to enact or enforce regulations. The Company and the entire financial services industry continue to assess the potential impact of the Dodd-Frank Act on business and operations, but the likely impact cannot be ascertained with any degree of certainty. However, the Company has been, or is likely to be, impacted by the Dodd-Frank Act in the areas of corporate governance, deposit insurance assessments, capital requirements and restrictions on fees that may be charged to consumers.

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

Employees

As of December 31, 2011, the Company had a total of 117 full-time and 37 part-time employees.

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

In addition, we will provide, at no cost, paper or electronic copies of our reports and other filings made with the SEC (except for exhibits). Requests should be directed to JoAnn N. McMinn, Chief Financial Officer, Juniata Valley Financial Corp., PO Box 66, Mifflintown, PA 17059, 717-436-8211.

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

Lending money is an essential part of the banking business. Borrowers’ ability to repay loans significantly impacts the loan loss provision charged to earnings to fund the allowance for loan losses. The risk of non-payment is affected by credit risks of the borrower, changes in economic and industry conditions, the duration of the loan and, in the case of a collateralized loan, uncertainties as to the future value of the collateral supporting the loan. Historically, commercial loans have presented a greater risk of non-payment than consumer loans, but recent declines in home values and rising unemployment rates affecting consumers’ continuing financial stability have increased the risk for higher charge-offs of residential real estate loans. The application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans.

Declines in value may adversely impact the investment portfolio.

We reported non-cash, other-than-temporary impairment charges totaling $40,000 for the year ended December 31, 2010 and $226,000 for the year ended December 31, 2009, representing reductions in fair value below original cost of investments in common stocks of 11 financial institutions. While no other-than-temporary impairment was identified in 2011, we may be required to record future impairment charges on our investment securities if they suffer further declines in value that are considered other-than-temporary. Considerations used to determine other-than-temporary impairment status to individual holdings include the length of time the stock has remained in an unrealized loss position, and the percentage of unrealized loss compared to the carrying cost of the stock, dividend reduction or suspension, market analyst reviews and expectations, and other pertinent news that would affect expectations for recovery or further decline.

Changes in interest rates may have an adverse effect on the Company’s profitability.

The operations of financial institutions such as the Company are dependent to a large degree on net interest income, which is the difference between interest income from loans and investments and interest expense on deposits and borrowings. An institution’s net interest income is significantly affected by market rates of interest that in turn are affected by prevailing economic conditions, by the fiscal and monetary policies of the federal government and by the policies of various regulatory agencies. The Federal Reserve Board (“FRB”) regulates the national money supply in order to manage recessionary and inflationary pressures. In doing so, the FRB may use techniques such as engaging in open market transactions of U.S. Government securities, changing the discount rate and changing reserve requirements against bank deposits. The use of these techniques may also affect interest rates charged on loans and paid on deposits. The interest rate environment, which includes both the level of interest rates and the shape of the U.S. Treasury yield curve, has a significant impact on net interest income. See the section entitled “Market / Interest Rate Risk” and Table 5 – “Maturity Distribution” in Management’s Discussion and Analysis of Financial Condition in the 2011 Annual Report, incorporated by reference in this Item 1A for a discussion of the effects on net interest income over a twelve month period beginning on December 31, 2011 of simulated interest rate changes. Like all financial institutions, the Company’s balance sheet is affected by fluctuations in interest rates. Volatility in interest rates can also result in disintermediation, which is the flow of deposits away from financial institutions into direct investments, such as US Government and corporate securities and other investment vehicles, including mutual funds, which, because of the absence of federal insurance premiums and reserve requirements, generally pay higher rates of return than bank deposit products. See “Item 7: Management’s Discussion of Financial Condition and Results of Operations” and “Item 7A: Quantitative and Qualitative Disclosure about Market Risk”.

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

Changes in economic conditions and related uncertainties may have an adverse effect on the Company’s profitability.

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

The supervision and regulation to which the Company is subject can have an adverse effect on the Company’s profitability.

The operations of the Company and the Bank are heavily regulated and will be affected by present and future legislation and by the policies established from time to time by various federal and state regulatory authorities. In particular, the monetary policies of the Federal Reserve have had a significant effect on the operating results of banks in the past, and are expected to continue to do so in the future. Among the instruments of monetary policy used by the Federal Reserve to implement its objectives are changes in the discount rate charged on bank borrowings and changes in the reserve requirements on bank deposits. It is not possible to predict what changes, if any, will be made to the monetary policies of the Federal Reserve or to existing federal and state legislation or the effect that such changes may have on the future business and earnings prospects of the Company.

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

The Dodd-Frank Act was signed into law in July 2010 and enacted significant financial regulatory reform. The goals of the new legislation include restoring public confidence in the financial system following the 2007-2008 financial and credit crises, preventing another financial crisis and allowing regulators to identify failings in the system before another crisis can occur. Among other things, the Dodd-Frank Act creates the Financial Stability Oversight Council, with oversight authority for monitoring and regulating systemic risk, and the Bureau of Consumer Financial Protection, which will have broad regulatory and enforcement powers over consumer financial products and services. The Dodd-Frank Act also changes the responsibilities of the federal banking regulators, imposes additional corporate governance and disclosure requirements in areas such as executive compensation and proxy access, and limits or prohibits proprietary trading and hedge fund and private equity activities of banks. The scope of the Dodd-Frank Act impacts many aspects of the financial services industry, and it requires the development and adoption of many implementing regulations over the next several months and years; thus, the effects of the Dodd-Frank Act on the financial services industry will depend, in large part, upon the extent to which regulators exercise the authority granted to them under the Dodd-Frank Act and the approaches taken in implementing regulations. The Dodd-Frank Act created the Consumer Financial Protection Bureau (“CFPB”). Effective July 21, 2011, the CFPB became responsible for administering and enforcing numerous federal consumer financial laws enumerated in the Dodd-Frank Act, but until a director of the CFPB was appointed in January of 2012, the CFPB was not permitted to enact or enforce regulations. The Company and the entire financial services industry continue to assess the potential impact of the Dodd-Frank Act on business and operations, but the likely impact cannot be ascertained with any degree of certainty. However, the Company has been, or is likely to be, impacted by the Dodd-Frank Act in the areas of corporate governance, deposit insurance assessments, capital requirements and restrictions on fees that may be charged to consumers.

In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation, now officially identified by the Basel Committee as “Basel III.” Basel III, when implemented by the U.S. banking agencies beginning on January 1, 2013 and fully phased-in on January 1, 2019, will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. Basel III also provides for a “countercyclical capital buffer,” an additional capital requirement that generally is to be imposed when national regulators determine that excess aggregate credit growth has become associated with a buildup of systemic risk, in order to absorb losses during periods of economic stress. Banking institutions that maintain insufficient capital to comply with the capital conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. Additionally, the Basel III framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests, including a liquidity coverage ratio (“LCR), which is designed to ensure that the banking entity maintains a level of unencumbered high-quality liquid assets greater than or equal to the entity’s expected net cash outflow for a 30-day time horizon under an acute liquidity stress scenario, and a net stable funding ratio (“NSFR”) designed to promote more medium- and long-term funding based on the liquidity characteristics of the assets and activities of banking entities over a one-year time horizon. The LCR and NSFR have proposed adoption dates beginning in 2015 and 2018, respectively.

The U.S. banking agencies have indicated informally that they expect to propose regulations implementing Basel III during the first quarter of 2012. Given that the Basel III rules are subject later to change, and the scope and content of capital regulations that the U.S. banking agencies may adopt under the Dodd-Frank Act is uncertain, it is uncertain what impact the new capital regulations will have on the Company’s capital ratios. As discussed in Item 1: Business, banks will likely be required to maintain higher levels of capital and these changes to present capital and liquidity requirements could restrict the Company’s activities . Compliance with heightened capital standards may reduce its ability to generate or originate revenue-producing assets and thereby restrict revenue generation from banking and non-banking operations. If the Company fails to meet these minimum liquidity capital guidelines and other regulatory requirements, its financial condition could be materially and adversely affected.

Our deposit insurance premium could be substantially higher in the future which would have an adverse effect on our future earnings.

The Dodd-Frank Act revised the statutory authorities governing the FDIC’s management of the Deposit Insurance Fund (the “DIF”). Key requirements from the Dodd-Frank Act have resulted in the FDIC’s adoption of the following proposed amendments: (1) redefined the assessment base used to calculate deposit insurance assessments to “average consolidated total assets minus average tangible equity”; (2) raised the DIF’s minimum reserve ratio to 1.35 percent and removed the upper limit on the reserve ratio; (3) revised adjustments to the assessment rates by eliminating one adjustment and adding another; and (4) revised the deposit insurance assessment rate schedules due to changes to the assessment base. Revised rate schedules and other revisions to the deposit insurance assessment rules became effective April 1, 2011 and were used for the first time to calculate the June 30, 2011 assessments which were paid September 30, 2011. Though deposit insurance assessments maintain a risk-based approach, the FDIC’s changes effective April 1, 2011, impose a more extensive risk-based assessment system on large insured depository institutions with at least $10 billion in total assets since they are more complex in nature and could pose greater risk. Due to the changes to the assessment base and assessment rates, as well as the DIF restoration time frame, the impact on the Company’s deposit insurance assessments resulted in decreased premiums in 2011 and likely in future years, however, if the Company’s regulatory capital ratios decline below minimum standards, the deposit insurance assessments would increase significantly, negatively affecting net income.

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

Cybersecurity incidents could disrupt business operations, result in the loss of critical and confidential information, and adversely impact our reputation and results of operations.

Global cybersecurity threats can range from uncoordinated individual attempts to gain unauthorized access to our information technology (IT) systems to sophisticated and targeted measures known as advanced persistent threats. While we employ comprehensive measures to prevent, detect, address and mitigate these threats (including access controls, data encryption, vulnerability assessments, continuous monitoring of our IT networks and systems and maintenance of backup and protective systems), cybersecurity incidents, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption or unavailability of critical data and confidential or proprietary information (our own or that of third parties) and the disruption of business operations. The potential consequences of a material cybersecurity incident include reputational damage, litigation with third parties, diminution in the value of our investment in research, development and engineering, and increased cybersecurity protection and remediation costs, which in turn could adversely affect our competitiveness and results of operations.

Fluctuations in the stock market could negatively affect the value of the Company’s common stock.

The Company’s common stock is quoted under the symbol “JUVF” on the OTC Bulletin Board, an automated quotation service, made available through, and governed by, the NASDAQ system. There can be no assurance that a regular and active market for the Common Stock will develop in the foreseeable future. See “Item 5: Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.” Investors in the shares of common stock may, therefore, be required to assume the risk of their investment for an indefinite period of time. Current lack of investor confidence in large banks may cause investors to avoid investments in the banking sector as a whole, causing deterioration in the trading prices of community banks, which can be unrelated to the merits of an investment in a specific community bank.

“Anti-takeover” provisions may keep shareholders from receiving a premium for their shares.

The Articles of Incorporation of the Company presently contain certain provisions, such as a staggered Board of Directors, which may be deemed to be “anti-takeover” in nature in that such provisions may deter, discourage or make more difficult the assumption of control of the Company by another Company or person through a tender offer, merger, proxy contest or similar transaction or series of transactions. In addition, provisions of Pennsylvania law could similarly make it more difficult for a third party to acquire control of the Company. The overall effects of the “anti-takeover” provisions may be to discourage, make more costly or more difficult, or prevent a future takeover offer, thereby preventing shareholders from receiving a premium for their securities in a takeover offer. These provisions may also increase the possibility that a future bidder for control of the Company will be required to act through arms-length negotiation with the Company’s Board of Directors. Copies of the Articles of Incorporation of the Company are on file with the Securities and Exchange Commission and the Pennsylvania Secretary of State.

If the Company fails to maintain an effective system of internal controls, it may not be able to accurately report its financial results or prevent fraud. As a result, current and potential shareholders could lose confidence in the Company’s financial reporting, which could harm its business and the trading price of its common stock. The Company has established a process to document and evaluate its internal controls over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations, which require annual management assessments of the effectiveness of the Company’s internal controls over financial reporting and a report by the Company’s independent registered public accounting firm on the effectiveness of the Company’s internal control. In this regard, management has dedicated internal resources, engaged outside consultants and adopted a detailed work plan to (i) assess and document the adequacy of internal controls over financial reporting, (ii) take steps to improve control processes, where appropriate, (iii) validate through testing that controls are functioning as documented and (iv) implement a continuous reporting and improvement process for internal control over financial reporting. The Company’s efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding the Company’s assessment of its internal controls over financial reporting and the Company’s independent registered public accounting firm audit of internal control are likely to continue to result in increased expenses. The Company’s management and audit committee have given the Company’s compliance with Section 404 a high priority. The Company cannot be certain that these measures will ensure that the Company implements and maintains adequate controls over its financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm the Company’s operating results or cause the Company to fail to meet its reporting obligations. If the Company fails to correct any issues in the design or operating effectiveness of internal controls over financial reporting or fails to prevent fraud, current and potential shareholders could lose confidence in the Company’s financial reporting, which could harm its business and the trading price of its common stock.

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

Wal-Mart Supercenter, Route 522 South, Lewistown, Pennsylvania (lease expires April 2012)

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information:

Information regarding the market for the Company’s stock, the market price of the stock and dividends that the Company has paid is included in the Company’s Annual Report to Shareholders for the year ended December 31, 2011, in the section entitled “Common Stock Market Prices and Dividends,” and is incorporated by reference in this Item 5.

Holders:

As of March 4, 2012, there were 1,788 registered holders of the Company’s outstanding common stock.

For information concerning the Company’s Equity Compensation Plans, see “Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

Recent Sales of Unregistered Securities:

None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers:

The Company periodically repurchases shares of its common stock under the share repurchase program approved by the Board of Directors. In September of 2008, the Board of Directors authorized the repurchase of 200,000 shares of its common stock through its Share Repurchase Program. The Program will remain authorized until all approved shares are repurchased, unless terminated by the Board of Directors.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2011	—	$—	—	97,536
November 1-30, 2011	1,150	18.50	1,150	96,386
December 1-31, 2011	8,200	18.45	8,200	88,186

Totals	9,350	$18.46	9,350	88,186

Performance Graph:

The following graph shows the yearly percentage change in the Company’s cumulative total shareholder return on its common stock from December 31, 2006 to December 31, 2011 compared with the Russell 3000 Index and a peer group index (the “JUVF Peer Group Index”), consisting of seven bank holding companies that operate within our immediate market area. The bank holding companies are First Community Financial Corporation, F.N.B. Corporation, Kish Bancorp, Inc., Mifflinburg Bank & Trust Company, Mid Penn Bancorp, Inc., Northumberland Bancorp and Orrstown Financial Services, Inc.

	Period Ending
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Juniata Valley Financial Corp.	100.00	102.00	97.99	94.45	96.18	108.15
Russell 3000	100.00	105.14	65.92	84.60	98.92	99.93
JUVF Peer Group Index*	100.00	87.78	81.77	55.18	72.63	78.68

*	JUVF Peer Group Index consists of First Community Financial Corporation (FMFP), F.N.B. Corporation (FNB), KishBancorp, Inc.(KISB), Mifflinburg Bank & Trust Company (MIFF), Mid Penn Bancorp, Inc. (MPB), Northumberland Bancorp (NUBC), and Orrstown Financial Services, Inc (ORRF)

ITEM 6. SELECTED FINANCIAL DATA

The section entitled “Five Year Financial Summary – Selected Financial Data” in the Company’s Annual Report to Shareholders for the year ended December 31, 2011 is incorporated by reference in this Item 6.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The section entitled “Management’s Discussion and Analysis of Financial Condition” and “Results of Operations” in the Company’s Annual Report to Shareholders for the year ended December 31, 2011 is incorporated by reference in this Item 7.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The section entitled “Management’s Discussion and Analysis – Financial Condition – Market / Interest Rate Risk” in the Company’s Annual Report to Shareholders for the year ended December 31, 2011 is incorporated by reference in this Item 7A.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s Consolidated Financial Statements and the Notes to Consolidated Financial Statements thereto included in the Company’s Annual Report to Shareholders for the year ended December 31, 2011 is incorporated by reference in this Item 8.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company’s management, with the participation of its CEO and CFO, conducted an evaluation, as of December 31, 2011, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based on this evaluation, the Company’s CEO and CFO concluded that, as of the end of the period covered by this annual report, the Company’s disclosure controls and procedures were effective in reaching a reasonable level of assurance that management is timely alerted to material events relating to the Company during the period when the Company’s periodic reports are being prepared.

Conclusion Regarding Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13(a) – 15(f) promulgated under the Exchange Act. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under the framework in Internal Control-Integrated Framework, the Company’s management concluded that internal control over financial reporting was effective as of December 31, 2011.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for the preparation, integrity and fair presentation of the consolidated financial statements included in this Annual Report on Form 10-K. The consolidated financial statements and notes included in this annual report have been prepared in conformity with accounting principles generally accepted in the United States of America, and as such, include some amounts that are based on management’s best estimates and judgments.

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting. The system of internal control over financial reporting, as it relates to the financial statements, is evaluated for effectiveness by management and tested for reliability through a program of internal audits and management testing and review. Actions are taken to correct potential deficiencies as they are identified. Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only a reasonable assurance with respect to financial statement preparation.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, management concluded that as of December 31, 2011, the Company’s internal control over financial reporting is effective and meets the criteria of the Internal Control-Integrated Framework.

The independent registered public accounting firm that audited the consolidated financial statements included in the annual report has issued an attestation report on the Company’s internal control over financial reporting.

/s/ Marcie A. Barber
Marcie A. Barber, President and Chief Executive Officer

/s/ JoAnn N. McMinn
JoAnn N. McMinn, Chief Financial Officer

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm on Effectiveness of Internal Control over Financial Reporting

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Juniata Valley Financial Corp.

Mifflintown, Pennsylvania

We have audited Juniata Valley Financial Corp. and its wholly-owned subsidiary’s, The Juniata Valley Bank, (the “Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report on Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Juniata Valley Financial Corp. and its wholly-owned subsidiary, The Juniata Valley Bank, as of December 31, 2011 and 2010 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated March 15, 2012 expressed an unqualified opinion.

ParenteBeard LLC

Harrisburg, Pennsylvania

March 15, 2012

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference herein is information appearing in the Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2012 (the “Proxy Statement”) under the captions “Directors of the Company”, “Executive Officers of the Company”, “Corporate Governance and Board Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance”. The Company has adopted a Code of Ethics that is applicable to the Company’s Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer and other designated senior officers, which can be found in the Investor Information – Governance Documents section of the Company’s website at www.JVBonline.com. The Company will file its Proxy Statement on or before April 10, 2012.

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

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights a	Weighted average exercise price of outstanding options, warrants and rights b	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a) c
Equity compensation plans approved by security holders	90,474	$18.85	477,059
Equity compensation plans not approved by security holders	—	—

Total	90,474	$18.85	477,059

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The following consolidated financial statements of the Company are filed as part of this Form 10-K:

(i)	Report of Independent Registered Public Accounting Firm

(ii)	Consolidated Statements of Financial Condition as of December 31, 2011 and December 31, 2010

(iii)	Consolidated Statements of Income for the fiscal years ended December 31, 2011, December 31, 2010 and December 31, 2009

(iv)	Consolidated Statements of Stockholders’ Equity for the fiscal years ended December 31, 2011, December 31, 2010 and December 31, 2009

(v)	Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2011, December 31, 2010 and December 31, 2009

(vi)	Notes to Consolidated Financial Statements

(a)(2) Financial Statements Schedules. All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and have therefore been omitted.

(a)(3) Exhibits.

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 4.1 to the Company’s Form S-3 Registration Statement No. 333-129023 filed with the SEC on October 14, 2005)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2007)

3.3	Bylaw Amendment – (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 28, 2012

10.1	1993 Directors Deferred Compensation Agreement for Dale G. Nace (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2009) *

10.2	1999 Directors Deferred Compensation Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2009) *

10.3	Amendments to the 1999 Directors Deferred Compensation Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2011) *

10.4	Director Supplemental Life Insurance/ Split Dollar Plan (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2009) *

10.5	2004 Executive Annual Incentive Plan (incorporated by reference to Exhibit 10.15 to the Company’s report on Form 10-K filed with the SEC on March 16, 2005)*

10.6	Exhibits A-B to 2004 Executive Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to the Corporation’s report on Form 8-K filed with the SEC on February 28, 2012)*

10.7	Change of Control Severance Agreement with JoAnn N. McMinn (incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2005).*

10.8	Salary Continuation Agreement with Francis J. Evanitsky (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2006)*

10.9	Salary Continuation Agreement with JoAnn N. McMinn (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2008)*

10.10	Salary Continuation Agreement with Marcie A. Barber (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2008)*

10.11	Change of Control Severance Agreement with Marcie A. Barber (incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K filed with the SEC on May 27, 2008).*

10.12	Juniata Valley Financial Corp. 2011 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 15, 2011)*

10.13	Technology Outsourcing Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 22, 2010).

13.1	Annual Report to Shareholders

21.1	Subsidiaries of Juniata Valley Financial Corp.

23.1	Consent of ParenteBeard LLC

31.1	Rule 13a-4(d) Certification of Marcie A. Barber

31.2	Rule 13a-4(d) Certification of JoAnn N. McMinn

32.1	Section 1350 Certification of Marcie A. Barber

32.2	Section 1350 Certification of JoAnn N. McMinn

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

*	Denotes a compensatory plan.

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
Date: March 15, 2012

/s/ Marcie A. Barber
By: Marcie A. Barber
Director, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Philip E. Gingerich, Jr.
Philip E. Gingerich, Jr.	March 15, 2012
Chairman

/s/ Timothy I. Havice
Timothy I. Havice	March 15, 2012
Vice Chairman

/s/ Charles L. Hershberger
Charles L. Hershberger	March 15, 2012
Secretary
/s/ Marcie A. Barber
Marcie A. Barber	March 15, 2012
Director and Chief Executive Officer (Principal Executive Officer)

/s/ Martin L. Dreibelbis
Martin L. Dreibelbis	March 15, 2012
Director

/s/ Jan G. Snedeker
Jan G. Snedeker	March 15, 2012
Director

/s/ Francis J. Evanitsky
Francis J. Evanitsky	March 15, 2012
Director

/s/ Dale G. Nace
Dale G. Nace	March 15, 2012
Director

/s/ Robert K. Metz, Jr.
Robert K. Metz, Jr.	March 15, 2012
Director

/s/ Richard M. Scanlon
Richard M. Scanlon, DMD	March 15, 2012
Director

/s/ JoAnn N. McMinn
JoAnn N. McMinn	March 15, 2012
Chief Financial Officer (Principal Accounting and Financial Officer)