Form 10-Q
period 2012-03-31
JUNIATA VALLEY FINANCIAL CORP
filed 2012-05-08
CIK 714712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 8, 2012
Common Stock ($1.00 par value)	4,229,668 shares

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Financial Condition

(Unaudited, in thousands, except share data)

	March 31, 2012	December 31, 2011
ASSETS
Cash and due from banks	$7,752	$12,074
Interest bearing deposits with banks	13,678	2,100

Cash and cash equivalents	21,430	14,174
Interest bearing time deposits with banks	1,096	1,096
Securities available for sale	114,970	111,281
Restricted investment in Federal Home Loan Bank (FHLB) stock	1,615	1,700
Investment in unconsolidated subsidiary	3,838	3,796
Total loans	285,401	289,681
Less: Allowance for loan losses	(3,883)	(2,931)

Total loans, net of allowance for loan losses	281,518	286,750
Premises and equipment, net	6,624	6,710
Other real estate owned	588	427
Bank owned life insurance and annuities	14,182	14,069
Core deposit intangible	198	209
Goodwill	2,046	2,046
Accrued interest receivable and other assets	5,772	5,175

Total assets	$453,877	$447,433

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$69,103	$64,751
Interest bearing	325,222	321,914

Total deposits	394,325	386,665
Securities sold under agreements to repurchase	3,119	3,500
Other interest bearing liabilities	1,251	1,244
Accrued interest payable and other liabilities	5,914	6,304

Total liabilities	404,609	397,713
Stockholders’ Equity:
Preferred stock, no par value:
Authorized — 500,000 shares, none issued	—	—
Common stock, par value $1.00 per share:
Authorized — 20,000,000 shares
Issued — 4,745,826 shares
Outstanding —
4,229,668 shares at March 31, 2012;
4,228,218 shares at December 31, 2011	4,746	4,746
Surplus	18,361	18,363
Retained earnings	38,388	38,900
Accumulated other comprehensive loss	(2,222)	(2,256)
Cost of common stock in Treasury:
516,158 shares at March 31, 2012;
517,608 shares at December 31, 2011	(10,005)	(10,033)

Total stockholders’ equity	49,268	49,720

Total liabilities and stockholders’ equity	$453,877	$447,433

See accompanying notes to consolidated financial statements.

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Income

(Unaudited)

(in thousands, except share data)

	Three Months Ended March 31,
	2012	2011
Interest income:
Loans, including fees	$4,195	$4,592
Taxable securities	330	253
Tax-exempt securities	178	233
Federal funds sold	—	2
Other interest income	8	8

Total interest income	4,711	5,088

Interest expense:
Deposits	965	1,175
Securities sold under agreements to repurchase	1	1
Other interest bearing liabilities	6	7

Total interest expense	972	1,183

Net interest income	3,739	3,905
Provision for loan losses	1,108	88

Net interest income after provision for loan losses	2,631	3,817

Non-interest income:
Trust fees	106	113
Customer service fees	313	312
Debit card fee income	204	193
Earnings on bank-owned life insurance and annuities	106	119
Commissions from sales of non-deposit products	87	103
Income from unconsolidated subsidiary	57	65
Gain on sale or call of securities	—	5
Other non-interest income	169	99

Total non-interest income	1,042	1,009

Non-interest expense:
Employee compensation expense	1,278	1,255
Employee benefits	535	401
Occupancy	229	243
Equipment	133	155
Data processing expense	356	322
Director compensation	59	77
Professional fees	88	139
Taxes, other than income	118	127
FDIC Insurance premiums	79	133
Loss (gain) on sales of other real estate owned	2	(15)
Amortization of intangibles	11	11
Other non-interest expense	357	315

Total non-interest expense	3,245	3,163

Income before income taxes	428	1,663
Provision for income taxes	10	424

Net income	$418	$1,239

Earnings per share
Basic	$0.10	$0.29
Diluted	$0.10	$0.29
Cash dividends declared per share	$0.22	$0.21
Weighted average basic shares outstanding	4,228,218	4,255,982
Weighted average diluted shares outstanding	4,231,276	4,259,061

See accompanying notes to consolidated financial statements.

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
	Before Tax Amount	Tax Expense	Net-of-Tax Amount	Before Tax Amount	Tax Expense or (Benefit)	Net-of-Tax Amount
Net income	$428	$10	$418	$1,663	$424	$1,239
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities:
Unrealized gains (losses) arising during the period	(22)	(8)	(14)	(180)	(62)	(118)
Unrealized gains (losses) from unconsolidated subsidiary	(1)	—	(1)	2	—	2
Less reclassification adjustment for gains included in net income	—	—	—	(5)	(2)	(3)
Change in pension liability	74	25	49	40	14	26

Other comprehensive income (loss)	51	17	34	(143)	(50)	(93)

Total comprehensive income	$479	$27	$452	$1,520	$374	$1,146

See accompanying notes to consolidated financial statements.

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(in thousands, except share data)

	Three Months Ended March 31, 2012
	Number of Shares Outstanding	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
Balance at January 1, 2012	4,228,218	$4,746	$18,363	$38,900	$(2,256)	$(10,033)	$49,720
Net income				418			418
Other comprehensive income					34		34
Cash dividends at $0.22 per share				(930)			(930)
Stock-based compensation activity			5				5
Treasury stock issued for stock option
and stock purchase plans	1,450		(7)			28	21

Balance at March 31, 2012	4,229,668	$4,746	$18,361	$38,388	$(2,222)	$(10,005)	$49,268

	Three Months Ended March 31, 2011
	Number of Shares Outstanding	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
Balance at January 1, 2011	4,257,765	$4,746	$18,354	$37,868	$(1,465)	$(9,527)	$49,976
Net income				1,239			1,239
Other comprehensive loss					(93)		(93)
Cash dividends at $0.21 per share				(894)			(894)
Stock-based compensation			6				6
Purchase of treasury stock	(19,500)					(331)	(331)

Balance at March 31, 2011	4,238,265	$4,746	$18,360	$38,213	$(1,558)	$(9,858)	$49,903

See accompanying notes to consolidated financial statements.

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2012	2011
Operating activities:
Net income	$418	$1,239
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,108	88
Depreciation	134	152
Net amortization of securities premiums	95	77
Net amortization of loan origination costs	3	14
Deferred net loan origination costs	3	15
Amortization of core deposit intangible	11	11
Net realized gains on sales or calls of securities	—	(5)
Net losses (gains) on sales of other real estate owned	2	(15)
Earnings on bank owned life insurance and annuities	(106)	(119)
Deferred income tax expense	91	30
Equity in earnings of unconsolidated subsidiary, net of dividends of $14 and $10	(43)	(55)
Stock-based compensation expense	5	6
Mortgage loans originated for sale	(1,430)	—
Proceeds from loans sold to others	1,430	—
Increase in accrued interest receivable and other assets	(516)	(726)
(Decrease) increase in accrued interest payable and other liabilities	(326)	122

Net cash provided by operating activities	879	834

Investing activities:
Purchases of:
Securities available for sale	(24,711)	(25,708)
Premises and equipment	(48)	(28)
Bank owned life insurance and annuities	(18)	(18)
Proceeds from:
Maturities of and principal repayments on:
Securities available for sale	20,905	4,394
Redemption of FHLB stock	85	105
Bank owned life insurance and annuities	4	6
Sale of other real estate owned	116	166
Sale of other assets	2	—
Investment in low income housing partnership	(167)	—
Net decrease in interest bearing time deposits	—	249
Net decrease in loans receivable	3,839	533

Net cash provided by (used in) investing activities	7	(20,301)

Financing activities:
Net increase in deposits	7,660	9,627
Net decrease in short-term borrowings and securities sold under agreements to repurchase	(381)	(683)
Cash dividends	(930)	(894)
Purchase of treasury stock	—	(331)
Treasury stock issued for employee stock plans	21	—

Net cash provided by financing activities	6,370	7,719

Net increase (decrease) in cash and cash equivalents	7,256	(11,748)
Cash and cash equivalents at beginning of year	14,174	25,276

Cash and cash equivalents at end of year	$21,430	$13,528

Supplemental information:
Interest paid	$973	$1,187
Income taxes paid	150	75
Supplemental schedule of noncash investing and financing activities:
Transfer of loans to other real estate owned	$279	$79

See accompanying notes to consolidated financial statements.

Juniata Valley Financial Corp. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 — Basis of Presentation and Accounting Policies

The consolidated financial statements include the accounts of Juniata Valley Financial Corp. (the “Company”) and its wholly owned subsidiary, The Juniata Valley Bank (the “Bank”). All significant intercompany accounts and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (U.S. GAAP) for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. For comparative purposes, whenever necessary, the 2011 balances have been reclassified to conform to the 2012 presentation. Such reclassifications, if any, had no impact on net income. Operating results for the three month period ended March 31, 2012, are not necessarily indicative of the results for the year ended December 31, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in Juniata Valley Financial Corp.’s Annual Report on Form 10-K for the year ended December 31, 2011.

The Company has evaluated events and transactions occurring subsequent to the statement of financial condition date of March 31, 2012 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

NOTE 2 — Recent Accounting Pronouncements

There were no new accounting pronouncements affecting the Company during the period that were not previously disclosed.

NOTE 3 — Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss, net of tax consisted of the following (in thousands):

	3/31/2012	12/31/2011
Unrealized gains on available for sale securities	$808	$823
Unrecognized expense for defined benefit pension	(3,030)	(3,079)

Accumulated other comprehensive loss	$(2,222)	$(2,256)

NOTE 4 — Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

(Amounts, except earnings per share, in thousands)
	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Net income	$418	$1,239
Weighted-average common shares outstanding	4,228	4,256

Basic earnings per share	$0.10	$0.29

Weighted-average common shares outstanding	4,228	4,256
Common stock equivalents due to effect of stock options	3	3

Total weighted-average common shares and equivalents	4,231	4,259

Diluted earnings per share	$0.10	$0.29

NOTE 5 — Commitments, Contingent Liabilities and Guarantees

In the ordinary course of business, the Company makes commitments to extend credit to its customers through letters of credit, loan commitments and lines of credit. At March 31, 2012, the Company had $39,867,000 outstanding in loan commitments and other unused lines of credit extended to its customers as compared to $38,033,000 at December 31, 2011.

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its letters of credit. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, letters of credit have expiration dates within one year of issuance. The credit risk involved in issuing letters of credit is essentially the same as the risks that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. The Company had outstanding $1,025,000 and $1,067,000 of letters of credit commitments as of March 31, 2012 and December 31, 2011, respectively. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of March 31, 2012 for payments under letters of credit issued was not material. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk.

NOTE 6 — Defined Benefit Retirement Plan

The Company had a defined benefit retirement plan covering substantially all of its employees, prior to January 1, 2008. Effective January 1, 2008, the plan was amended to close the plan to new entrants. The benefits under the plan are based on years of service and the employees’ compensation. The Company’s funding policy allows contributions annually up to the maximum amount that can be deducted for federal income taxes purposes. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. The Company has made no contributions in the first three months of 2012 and does not expect to contribute to the defined benefit plan in the remainder of 2012. Pension expense included the following components for the three month periods ended March 31, 2012 and 2011:

(Dollars in thousands)
	Three Months Ended March 31,
	2012	2011
Components of net periodic pension cost
Service cost	$55	$48
Interest cost	113	120
Expected return on plan assets	(148)	(158)
Additional recognized amounts	74	38

Net periodic pension cost	$94	$48

NOTE 7 — Acquisition

In 2006, the Company acquired a branch office in Richfield, PA. The acquisition included real estate, deposits and loans. The assets and liabilities of the acquired business were recorded on the consolidated statement of financial condition at their estimated fair values as of September 8, 2006, and their results of operations have been included in the consolidated statements of income since such date.

Included in the purchase price of the branch was goodwill and core deposit intangible of $2,046,000 and $449,000, respectively. The core deposit intangible is being amortized over a ten-year period on a straight line basis. During the first three months of 2012 and 2011, amortization expense was $11,000. Accumulated amortization of core deposit intangible through March 31, 2012 was $251,000. The goodwill is not amortized, but is measured annually for impairment or more frequently if certain events occur which might indicate goodwill has been impaired. There was no impairment of goodwill during the three month periods ended March 31, 2012 or 2011.

NOTE 8 — Investment in Unconsolidated Subsidiary

The Company owns 39.16% of the outstanding common stock of Liverpool Community Bank (LCB), Liverpool, PA. This investment is accounted for under the equity method of accounting. The investment is being carried at $3,838,000 as of March 31, 2012. The Company increases its investment in LCB for its share of earnings and decreases its investment by any dividends received from LCB. A loss in value of the investment which is other than a temporary decline would be recognized in earnings. Evidence of a loss in value that is other than temporary might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of LCB to sustain an earnings capacity which would justify the carrying amount of the investment.

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

The Company’s investment portfolio includes primarily bonds issued by U.S. Government sponsored agencies (approximately 62%) and municipalities (approximately 34%) as of March 31, 2012. Most of the municipal bonds are general obligation bonds with maturities or pre-refunding dates within 5 years. The remaining 4% of the portfolio includes mortgage-backed securities issued by Government-sponsored agencies and backed by residential mortgages and a group of equity investments in other financial institutions. The amortized cost and fair value of securities as of March 31, 2012 and December 31, 2011, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because the securities may be called or prepaid with or without prepayment penalties.

	March 31, 2012
Securities Available for Sale Type and maturity	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Obligations of U.S. Government agencies and corporations
Within one year	$3,009	$3,049	$40	$—
After one year but within five years	65,599	66,070	555	(84)
After five years but within ten years	2,005	2,004	—	(1)

	70,613	71,123	595	(85)
Obligations of state and political subdivisions
Within one year	11,405	11,490	85	—
After one year but within five years	23,929	24,255	369	(43)
After five years but within ten years	3,051	3,214	163	—

	38,385	38,959	617	(43)
Mortgage-backed securities	3,788	3,867	79	—
Equity securities	985	1,021	157	(121)

Total	$113,771	$114,970	$1,448	$(249)

	December 31, 2011
Securities Available for Sale Type and maturity	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Obligations of U.S. Government agencies and corporations
Within one year	$2,918	$2,947	$29	$—
After one year but within five years	51,629	52,202	584	(11)
After five years but within ten years	12,497	12,539	42	—

	67,044	67,688	655	(11)
Obligations of state and political subdivisions
Within one year	11,076	11,154	78	—
After one year but within five years	21,944	22,289	369	(24)
After five years but within ten years	3,976	4,147	173	(2)

	36,996	37,590	620	(26)
Corporate notes
After one year but within five years	1,000	1,004	4	—

	1,000	1,004	4	—
Mortgage-backed securities	4,035	4,109	74	—
Equity securities	985	890	97	(192)

Total	$110,060	$111,281	$1,450	$(229)

The following table shows gross unrealized losses and fair value, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2012 and December 31, 2011 (in thousands):

	Unrealized Losses at March 31, 2012
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government agencies and corporations	$21,426	$(85)	$—	$—	$21,426	$(85)
Obligations of state and political subdivisions	5,656	(43)	—	—	5,656	(43)

Debt securities	27,082	(128)	—	—	27,082	(128)
Equity securities	52	(33)	176	(88)	228	(121)

Total temporarily impaired securities	$27,134	$(161)	$176	$(88)	$27,310	$(249)

	Unrealized Losses at December 31, 2011
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government agencies and corporations	$6,489	$(11)	$—	$—	$6,489	$(11)
Obligations of state and political subdivisions	4,321	(26)	—	—	4,321	(26)

Debt securities	10,810	(37)	—	—	10,810	(37)
Equity securities	423	(80)	232	(112)	655	(192)

Total temporarily impaired securities	$11,233	$(117)	$232	$(112)	$11,465	$(229)

The unrealized losses noted above are considered to be temporary impairments. There are 35 debt securities that were in an unrealized loss position on March 31, 2012, but none that have had unrealized losses for more than 12 months. We believe that the decline in the value of our debt securities is due only to interest rate fluctuations, rather than erosion of quality. As a result, we also believe that the payment of contractual cash flows, including principal repayment, is not at risk. As management does not intend to sell the securities, does not believe the Company will be required to sell the securities before recovery and expects to recover the entire amortized cost basis, none of the debt securities are deemed to be other-than-temporarily impaired.

Equity securities owned by the Company consist of common stock of various financial services providers (“Bank Stocks”) and are evaluated quarterly for evidence of other-than-temporary impairment. There were 8 equity securities that were in an unrealized loss position on March 31, 2012, and five of those that comprise a group of securities with unrealized losses for 12 months or more. Individually, none of these five equity securities have significant unrealized losses. Management has identified no new other-than-temporary impairment as of March 31, 2012 in the equity portfolio.

Certain obligations of the U.S. Government and state and political subdivisions are pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law. The fair value of the pledged assets amounted to $24,980,000 and $25,953,000 at March 31, 2012 and December 31, 2011, respectively.

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

	Three Months Ended March 31,
	2012	2011
Gross proceeds from sales of securities	$—	$—
Securities available for sale:
Gross realized gains from called securities	$—	$5
Gross realized losses	—	—

NOTE 10 — Loans and Related Allowance for Credit Losses

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at the outstanding unpaid principal balances, net of any deferred fees or costs and the allowance for loan losses. Interest income on all loans, other than nonaccrual loans, is accrued over the term of the loans based on the amount of principal outstanding. Unearned income is amortized to income over the life of the loans, using the interest method.

The loan portfolio is segmented into commercial and consumer loans. Commercial loans are comprised of the following classes of loans: (1) commercial, financial and agricultural, (2) commercial real estate, (3) real estate construction, a portion of (4) mortgage loans and (5) obligations of states and political subdivisions. Consumer loans are comprised of a portion of (4) mortgage loans and (6) personal loans.

Loans on which the accrual of interest has been discontinued are designated as non-accrual loans. Accrual of interest on loans is discontinued when the contractual payment of principal or interest has become 90 days past due or reasonable doubt exists as to the full, timely collection of principal or interest. However, it is the Company’s policy to continue to accrue interest on loans over 90 days past due as long as they are (1) guaranteed or well secured and (2) there is an effective means of collection in process. When a loan is placed on non-accrual status, all unpaid interest credited to income in the current year is reversed against current period income and unpaid interest accrued in prior years is charged against the allowance for loan losses. Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. Generally, accruals are resumed on loans only when the obligation is brought fully current with respect to interest and principal, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

The Company originates loans in the portfolio with the intent to hold them until maturity. At the time the Company no longer intends to hold loans to maturity based on asset/liability management practices, the Company transfers loans from its portfolio to held for sale at fair value. Any write-down recorded upon transfer is charged against the allowance for loan losses. Any write-downs recorded after the initial transfers are recorded as a charge to other non-interest expense. Gains or losses recognized upon sale are included in other non-interest income.

The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments. The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the consolidated statement of financial condition date and is recorded as a reduction to loans. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded lending commitments and is recorded in other liabilities on the consolidated statement of financial condition, when necessary. The amount of the reserve for unfunded lending commitments is not material to the consolidated financial statements. The allowance for loan losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.

For financial reporting purposes, the provision for loan losses charged to current operating income is based on management’s estimates, and actual losses may vary from estimates. These estimates are reviewed and adjusted at least quarterly and are reported in earnings in the periods in which they become known.

Loans included in any class are considered for charge-off when:

1.	principal or interest has been in default for 120 days or more and for which no payment has been received during the previous four months;

2.	all collateral securing the loan has been liquidated and a deficiency balance remains;

3.	a bankruptcy notice is received for an unsecured loan;

4.	a confirming loss event has occurred; or

5.	the loan is deemed to be uncollectible for any other reason.

The allowance for loan losses is maintained at a level considered adequate to offset probable losses on the Company’s existing loans. The analysis of the allowance for loan losses relies heavily on changes in observable trends that may indicate potential credit weaknesses. Management’s periodic evaluation of the adequacy of the allowance is based on the Bank’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available.

In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination, which may not be currently available to management. Based on management’s comprehensive analysis of the loan portfolio, management believes the level of the allowance for loan losses as of March 31, 2012 to be adequate.

There are two components of the allowance: a specific component for loans that are deemed to be impaired; and a general component for contingencies.

A large commercial loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. (a “large” loan, or group of like-loans within one relationship, is defined as a commercial/business loan, including business loans secured by 1-4 family properties included in the real estate-mortgage category, with an aggregate outstanding balance in excess of $150,000, or any other loan that management deems to have similar characteristics to an impaired large loan.) Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loans and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial segment loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent. The estimated fair values of substantially all of the Company’s impaired loans are measured based on the estimated fair value of the loan’s collateral. For commercial loans secured with real estate, estimated fair values are determined primarily through third-party appraisals. When a real estate secured loan becomes impaired, a decision is made regarding whether an updated certified appraisal of the real estate is necessary. This decision is based on various considerations, including the age of the most recent appraisal, the loan-to-value ratio based on the current appraisal and the condition of the property. Appraised values may be discounted to arrive at the estimated selling price of the collateral, which is considered to be the estimated fair value. The discounts also include the estimated costs to sell the property. For commercial loans secured by non-real estate collateral, estimated fair values are determined based on the borrower’s financial statements, inventory reports, aging accounts receivable, equipment appraisals or invoices. Indications of value from these sources are generally discounted based on the age of the financial information or the quality of the assets. For such loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The Bank generally does not separately identify individual consumer segment loans for impairment disclosures, unless such loans are subject to a restructuring agreement.

Loans whose terms are modified are classified as troubled debt restructurings if the Company grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring generally involve a below-market interest rate based on the loan’s risk characteristics or an extension of a loan’s stated maturity date. Nonaccrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for a period of time after modification. Loans classified as troubled debt restructurings are designated as impaired.

The component of the allowance for contingencies relates to other loans that have been segmented into risk rated categories. The borrower’s overall financial condition, repayment sources, guarantors and value of collateral, if appropriate, are evaluated quarterly or when credit deficiencies arise, such as delinquent loan payments. Credit quality risk ratings include regulatory classifications of special mention, substandard, doubtful and loss. Loans classified as special mention have potential weaknesses that deserve management’s close attention. If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects. Loans classified substandard have one or more well-defined weaknesses that jeopardize the liquidation of the debt. They include loans that are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified doubtful have all the weaknesses inherent in loans classified substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable. Loans classified as a loss are considered uncollectible and are charged to the allowance for loan losses. Loans not classified are rated pass. Specific reserves may be established for larger, individual classified loans as a result of this evaluation, as discussed above. Remaining loans are categorized into large groups of smaller balance homogeneous loans and are collectively evaluated for impairment. This computation is generally based on historical loss experience adjusted for qualitative factors. The historical loss experience is averaged over a ten-year period for each of the portfolio segments. The ten-year timeframe was selected in order to capture activity over a wide range of economic conditions and has been consistently used for the past five years. The qualitative risk factors are reviewed for relevancy each quarter and include:

1.	National, regional and local economic and business conditions, as well as the condition of various market segments, including the underlying collateral for collateral dependent loans;

2.	Nature and volume of the portfolio and terms of loans;

3.	Experience, ability and depth of lending and credit management and staff;

4.	Volume and severity of past due, classified and nonaccrual loans, as well as other loan modifications;

5.	Existence and effect of any concentrations of credit and changes in the level of such concentrations; and

6.	Effect of external factors, including competition.

Each factor is assigned a value to reflect improving, stable or declining conditions based on management’s best judgment using relevant information available at the time of the evaluation. Adjustments to the factors are supported through documentation of changes in conditions in a narrative accompanying the allowance for loan loss calculation.

Commercial, Financial and Agricultural Lending

The Company originates commercial, financial and agricultural loans primarily to businesses located in its primary market area and surrounding areas. These loans are used for various business purposes which include short-term loans and lines of credit to finance machinery and equipment purchases, inventory and accounts receivable. Generally, the maximum term for loans extended on machinery and equipment is shorter and does not exceed the projected useful life of such machinery and equipment. Most business lines of credit are written on demand and may be renewed annually.

Commercial loans are generally secured with short-term assets; however, in many cases, additional collateral, such as real estate, is provided as additional security for the loan. Loan-to-value maximum values have been established by the Company and are specific to the type of collateral. Collateral values may be determined using invoices, inventory reports, accounts receivable aging reports, collateral appraisals, etc.

In underwriting commercial loans, an analysis of the borrower’s character, capacity to repay the loan, the adequacy of the borrower’s capital and collateral, as well as an evaluation of conditions affecting the borrower, is performed. Analysis of the borrower’s past, present and future cash flows is also an important aspect of the Company’s analysis.

Concentration analysis assists in identifying industry specific risk inherent in commercial, financial and agricultural lending. Mitigants include the identification of secondary and tertiary sources of repayment and appropriate increases in oversight.

Commercial loans generally present a higher level of risk than certain other types of loans, particularly during slow economic conditions.

Commercial Real Estate Lending

The Company engages in commercial real estate lending in its primary market area and surrounding areas. The Company’s commercial real estate portfolio is secured primarily by residential housing, raw land and hotels. Generally, commercial real estate loans have terms that do not exceed 20 years, have loan-to-value ratios of up to 80% of the appraised value of the property and are typically secured by personal guarantees of the borrowers.

As economic conditions deteriorate, the Company reduces its exposure in real estate loans with higher risk characteristics. In underwriting these loans, the Company performs a thorough analysis of the financial condition of the borrower, the borrower’s credit history, and the reliability and predictability of the cash flow generated by the property securing the loan. Appraisals on properties securing commercial real estate loans originated by the Company are performed by independent appraisers.

Commercial real estate loans generally present a higher level of risk than certain other types of loans, particularly during slow economic conditions.

Real Estate Construction Lending

The Company engages in real estate construction lending in its primary market area and surrounding areas. The Company’s real estate construction lending consists of commercial and residential site development loans, as well as commercial building construction and residential housing construction loans.

The Company’s commercial real estate construction loans are generally secured with the subject property, and advances are made in conformity with a pre-determined draw schedule supported by independent inspections. Terms of construction loans depend on the specifics of the project, such as estimated absorption rates, estimated time to complete, etc.

In underwriting commercial real estate construction loans, the Company performs a thorough analysis of the financial condition of the borrower, the borrower’s credit history, the reliability and predictability of the cash flow generated by the project using feasibility studies, market data, etc. Appraisals on properties securing commercial real estate loans originated by the Company are performed by independent appraisers.

Real estate construction loans generally present a higher level of risk than certain other types of loans, particularly during slow economic conditions. The difficulty of estimating total construction costs adds to the risk as well.

Mortgage Lending

The Company’s real estate mortgage portfolio is comprised of consumer residential mortgages and business loans secured by one-to-four family properties. One-to-four family residential mortgage loan originations, including home equity installment and home equity lines of credit loans, are generated by the Company’s marketing efforts, its present customers, walk-in customers and referrals. These loans originate primarily within the Company’s market area or with customers primarily from the market area.

The Company offers fixed-rate and adjustable rate mortgage loans with terms up to a maximum of 25-years for both permanent structures and those under construction. The Company’s one-to-four family residential mortgage originations are secured primarily by properties located in its primary market area and surrounding areas. The majority of the Company’s residential mortgage loans originate with a loan-to-value of 80% or less. Home equity installment loans are secured by the borrower’s primary residence with a maximum loan-to-value of 80% and a maximum term of 15 years. Home equity lines of credit are secured by the borrower’s primary residence with a maximum loan-to-value of 90% and a maximum term of 20 years.

In underwriting one-to-four family residential real estate loans, the Company evaluates the borrower’s ability to make monthly payments, the borrower’s repayment history and the value of the property securing the loan. The ability to repay is determined by the borrower’s employment history, current financial conditions, and credit background. The analysis is based primarily on the customer’s ability to repay and secondarily on the collateral or security. Properties securing real estate loans made by the Company are appraised by independent fee appraisers. The Company generally requires mortgage loan borrowers to obtain an attorney’s title opinion or title insurance, and fire and property insurance (including flood insurance, if necessary) in an amount not less than the amount of the loan. The Company does not engage in sub-prime residential mortgage originations.

Residential mortgage loans and home equity loans generally present a lower level of risk than certain other types of consumer loans because they are secured by the borrower’s primary residence.

Obligations of States and Political Subdivisions

The Company lends to local municipalities and other tax-exempt organizations. These loans are primarily tax-anticipation notes and, as such, carry little risk. Historically, the Company has never had a loss on any loan of this type.

Personal Lending

The Company offers a variety of secured and unsecured personal loans, including vehicle, mobile homes and loans secured by savings deposits as well as other types of personal loans.

Personal loan terms vary according to the type and value of collateral and creditworthiness of the borrower. In underwriting personal loans, a thorough analysis of the borrower’s willingness and financial ability to repay the loan as agreed is performed. The ability to repay is determined by the borrower’s employment history, current financial conditions and credit background.

Personal loans may entail greater credit risk than do residential mortgage loans, particularly in the case of personal loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles or recreational equipment. In such cases, any repossessed collateral for a defaulted personal loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, personal loan collections are dependent on the borrower’s continuing financial stability and, thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of March 31, 2012 and December 31, 2011 (in thousands):

As of March 31, 2012	Pass	Special Mention	Substandard	Doubtful	Total
Commercial, financial and agricultural	$16,967	$1,458	$928	$—	$19,353
Real estate — commercial	52,982	8,327	4,492	40	65,841
Real estate — construction	9,809	1,150	228	900	12,087
Real estate — mortgage	156,063	7,006	2,395	4,919	170,383
Obligations of states and political subdivisions	11,516	—	—	—	11,516
Personal	6,205	16	—	—	6,221

Total	$253,542	$17,957	$8,043	$5,859	$285,401

As of December 31, 2011	Pass	Special Mention	Substandard	Doubtful	Total
Commercial, financial and agricultural	$17,657	$671	$1,089	$—	$19,417
Real estate — commercial	48,108	8,898	3,768	—	60,774
Real estate — construction	14,616	1,022	720	1,150	17,508
Real estate — mortgage	161,607	7,513	3,758	3,666	176,544
Obligations of states and political subdivisions	8,780	—	—	—	8,780
Personal	6,640	18	—	—	6,658

Total	$257,408	$18,122	$9,335	$4,816	$289,681

The Company has certain loans in its portfolio that are considered to be impaired. It is the policy of the Company to recognize income on impaired loans that have been transferred to nonaccrual status on a cash basis, only to the extent that it exceeds principal balance recovery. Until an impaired loan is placed on nonaccrual status, income is recognized on the accrual basis. Collateral analysis is performed on each impaired loan at least quarterly and results are used to determine if a specific reserve is necessary to adjust the carrying value of each individual loan down to the estimated fair value. Generally, specific reserves are carried against impaired loans rather than recording partial charge-offs until termination of the credit is scheduled through liquidation of the collateral or foreclosure. In the case of a foreclosure, professional appraisals of collateral, discounted for expected selling costs, are used to determine the charge-off amount. The following tables summarize information regarding impaired loans by portfolio class as of March 31, 2012 and December 31, 2011 (in thousands):

	As of March 31, 2012			As of December 31, 2011
Impaired loans	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial, financial and agricultural	$216	$216	$—	$238	$238	$—
Real estate — commercial	2,781	2,781	—	2,312	2,312	—
Real estate — construction	—	—	—	720	720	—
Real estate — mortgage	559	559	—	2,254	2,254	—
With an allowance recorded:
Real estate — construction	$900	$900	$193	$1,150	$1,150	$343
Real estate — mortgage	4,395	4,395	1,662	2,865	2,865	432
Total:
Commercial, financial and agricultural	$216	$216	$—	$238	$238	$—
Real estate — commercial	2,781	2,781	—	2,312	2,312	—
Real estate — construction	900	900	193	1,870	1,870	343
Real estate — mortgage	4,954	4,954	1,662	5,119	5,119	432

	$8,851	$8,851	$1,855	$9,539	$9,539	$775

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
Impaired loans	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income
With no related allowance recorded:
Commercial, financial and agricultural	$227	$4	$—	$266	$5	$—
Real estate — commercial	2,547	51	10	2,416	33	—
Real estate — construction	360	—	—	250	—	—
Real estate — mortgage	1,407	15	15	2,084	20	—
With an allowance recorded:
Real estate — construction	$1,025	$—	$—	$600	$—	$—
Real estate — mortgage	3,630	16	16	1,537	3	—
Total:
Commercial, financial and agricultural	$227	$4	$—	$266	$5	$—
Real estate — commercial	2,547	51	10	2,416	33	—
Real estate — construction	1,385	—	—	850	—	—
Real estate — mortgage	5,037	31	31	3,621	23	—

	$9,196	$86	$41	$7,153	$61	$—

The following table presents nonaccrual loans by classes of the loan portfolio as of March 31, 2012 and December 31, 2011 (in thousands):

Nonaccrual loans:	March 31, 2012	December 31, 2011
Commercial, financial and agricultural	$2	$2
Real estate — commercial	498	520
Real estate — construction	900	1,497
Real estate — mortgage	5,894	5,928

Total	$7,294	$7,947

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of March 31, 2012 and December 31, 2011 (in thousands):

As of March 31, 2012	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans Past Due greater than 90 Days and Accruing
Commercial, financial and agricultural	$—	$—	$31	$31	$19,322	$19,353	$29
Real estate — commercial	1,702	265	1,124	3,091	62,750	65,841	627
Real estate — construction	—	—	1,350	1,350	10,737	12,087	450
Real estate — mortgage	1,957	1,144	6,514	9,615	160,768	170,383	1,250
Obligations of states and political subdivisions	—	—	—	—	11,516	11,516	—
Personal	53	3	11	67	6,154	6,221	11

Total	$3,712	$1,412	$9,030	$14,154	$271,247	$285,401	$2,367

As of December 31, 2011	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans Past Due greater than 90 Days and Accruing
Commercial, financial and agricultural	$220	$2	$30	$252	$19,165	$19,417	$30
Real estate — commercial	245	466	1,319	2,030	58,744	60,774	799
Real estate — construction	278	32	2,030	2,340	15,168	17,508	533
Real estate — mortgage	2,871	145	7,303	10,319	166,225	176,544	1,375
Obligations of states and political subdivisions	—	—	—	—	8,780	8,780	—
Personal	50	11	6	67	6,591	6,658	6

Total	$3,664	$656	$10,688	$15,008	$274,673	$289,681	$2,743

The following tables summarize the allowance for loan losses and recorded investments in loans receivable (in thousands):

As of, and for the period ended March 31, 2012

Allowance for loan losses:	Commercial, financial and agricultural	Real estate - commercial	Real estate - construction	Real estate - mortgage	Personal	Total
Beginning Balance, January 1, 2012	$195	$455	$442	$1,771	$68	$2,931
Charge-offs	(2)	—	—	(155)	(1)	(158)
Recoveries	1	—	—	—	1	2
Provisions	—	(52)	(171)	1,335	(4)	1,108

Ending balance, March 31, 2012	$194	$403	$271	$2,951	$64	$3,883

	Commercial, financial and agricultural	Real estate - commercial	Real estate - construction	Real estate - mortgage	Obligations of states and political subdivisions	Personal	Total
Allowance for loan losses:
Ending balance	$194	$403	$271	$2,951	$—	$64	$3,883

Ending balance: individually evaluated for impairment	$—	$—	$193	$1,662	$—	$—	$1,855
Ending balance: collectively evaluted for impairment	$194	$403	$78	$1,289	$—	$64	$2,028
Loans, net of unearned interest:
Ending balance	$19,353	$65,841	$12,087	$170,383	$11,516	$6,221	$285,401

Ending balance: individually evaluated for impairment	$216	$2,781	$900	$4,954	$—	$—	$8,851
Ending balance: collectively evaluated for impairment	$19,137	$63,060	$11,187	$165,429	$11,516	$6,221	$276,550

As of, and for the period ended March 31, 2011

Allowance for loan losses:	Commercial, financial and agricultural	Real estate - commercial	Real estate - construction	Real estate - mortgage	Personal	Total
Beginning Balance, January 1, 2011	$283	$875	$93	$1,489	$84	$2,824
Charge-offs	(4)	—	—	(16)	—	(20)
Recoveries	—	—	—	—	9	9
Provisions	70	26	17	(6)	(19)	88

Ending balance, March 31, 2011	$349	$901	$110	$1,467	$74	$2,901

	Commercial, financial and agricultural	Real estate - commercial	Real estate - construction	Real estate - mortgage	Obligations of states and political subdivisions	Personal	Total
Allowance for loan losses:
Ending balance	$349	$901	$110	$1,467	$—	$74	$2,901

Ending balance: individually evaluated for impairment	$—	$570	$—	$—	$—	$—	$570
Ending balance: collectively evaluted for impairment	$349	$331	$110	$1,467	$—	$74	$2,331

Loans, net of unearned interest:
Ending balance	$37,660	$43,610	$12,096	$183,148	$12,692	$8,244	$297,450

Ending balance: individually evaluated for impairment	$288	$6,561	$—	$—	$—	$—	$6,849
Ending balance: collectively evaluated for impairment	$37,372	$37,049	$12,096	$183,148	$12,692	$8,244	$290,601

As of December 31, 2011

As of December 31, 2011	Commercial, financial and agricultural	Real estate - commercial	Real estate - construction	Real estate - mortgage	Obligations of states and political subdivisions	Personal	Total
Allowance for loan losses:
Ending balance	$195	$455	$442	$1,771	$—	$68	$2,931

Ending balance: individually evaluated for impairment	$—	$—	$343	$432	$—	$—	$775
Ending balance: collectively evaluted for impairment	$195	$455	$99	$1,339	$—	$68	$2,156

Loans, net of unearned interest:
Ending balance	$19,417	$60,774	$17,508	$176,544	$8,780	$6,658	$289,681

Ending balance: individually evaluated for impairment	$238	$2,312	$1,870	$5,119	$—	$—	$9,539
Ending balance: collectively evaluated for impairment	$19,179	$58,462	$15,638	$171,425	$8,780	$6,658	$280,142

The Company identified no loans for which we determined were considered troubled debt restructurings during the period, and did not have any troubled debt restructurings as of March 31, 2012.

NOTE 11 — Fair Value Measurements

Fair value measurement and disclosure guidance defines fair value as the price that would be received to sell an asset or transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. Additional guidance is provided on determining when the volume and level of activity for the asset or liability has significantly decreased. The guidance also includes guidance on identifying circumstances when a transaction may not be considered orderly.

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

Fair value measurement and disclosure guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability is not adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.

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

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality, the Company’s creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

Securities Available for Sale. Debt securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurement from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. Equity securities classified as available for sale are reported at fair value using Level 1 inputs.

Impaired Loans. Certain impaired loans are reported on a non-recurring basis at the fair value of the underlying collateral since repayment is expected solely from the collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

The following table summarizes financial assets and financial liabilities measured at fair value as of March 31, 2012 and December 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands). There were no transfers of assets between fair value Level 1 and Level 2 for the quarter ended March 31, 2012.

		(Level 1)	(Level 2)	(Level 3)
	March 31, 2012	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Measured at fair value on a recurring basis:
Debt securities available-for-sale:
Obligations of U.S. Government agencies and corporations	$71,123	$—	$71,123	$—
Obligations of state and political subdivisions	38,959	—	38,959	—
Mortgage-backed securities	3,867	—	3,867	—
Equity securities available-for-sale	1,021	1,021	—	—
Measured at fair value on a non-recurring basis:
Impaired loans	3,440	—	—	3,440

		(Level 1)	(Level 2)	(Level 3)
	December 31, 2011	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Measured at fair value on a recurring basis:
Debt securities available-for-sale:
Obligations of U.S. Government agencies and corporations	$67,688	$—	$67,688	$—
Obligations of state and political subdivisions	37,590	—	37,590	—
Corporate notes	1,004	—	1,004	—
Mortgage-backed securities	4,109	—	4,109	—
Equity securities available-for-sale	890	890	—	—
Measured at fair value on a non-recurring basis:
Impaired loans	3,240	—	—	3,240

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs have been used to determine fair value:

March 31, 2012	Fair Value Estimate	Valuation Technique	Unobservable Input	Range
Impaired loans	$3,440	Appraisal of collateral (1)	Appraisal and liquidation adjustments (2)	0% — (15)%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral that generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in sales transactions on the dates indicated. The estimated fair value amounts have been measured as of their respective year ends and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different from the amounts reported at each quarter end.

The information presented above should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is provided only for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.

The following describes the estimated fair value of the Company’s financial instruments as well as the significant methods and assumptions used to determine these estimated fair values.

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

Securities Available for Sale — Debt securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurement from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. Equity securities classified as available for sale are reported at fair value using Level 1 inputs.

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

Long-term debt and other interest bearing liabilities — The fair values of long-term debt are estimated using discounted cash flow analysis, based on incremental borrowing rates for similar types of borrowing arrangements.

Commitments to extend credit and letters of credit — The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account market interest rates, the remaining terms and present credit-worthiness of the counterparties. The fair value of guarantees and letters of credit is based on fees currently charged for similar agreements.

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

Financial Instruments

(in thousands)

	March 31, 2012		December 31, 2011
Financial assets:	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and due from banks	$7,752	$7,752	$12,074	$12,074
Interest bearing deposits with banks	13,678	13,678	2,100	2,100
Interest bearing time deposits with banks	1,096	1,101	1,096	1,111
Securities	114,970	114,970	111,281	111,281
Restricted investment in FHLB stock	1,615	1,615	1,700	1,700
Total loans, net of allowance for loan losses	281,518	292,424	286,750	296,891
Accrued interest receivable	1,683	1,683	1,811	1,811

Financial liabilities:
Non-interest bearing deposits	69,103	69,103	64,751	64,751
Interest bearing deposits	325,222	330,689	321,914	327,857
Securities sold under agreements to repurchase	3,119	3,119	3,500	3,500
Other interest bearing liabilities	1,251	1,256	1,244	1,251
Accrued interest payable	420	420	421	421

Off-balance sheet financial instruments:
Commitments to extend credit	—	—	—	—
Letters of credit	—	—	—	—

The following presents the carrying amount, fair value and placement in the fair value hierarchy of the Company’s financial instruments not previously disclosed as of March 31, 2012. This table excludes financial instruments for which the carrying amount approximates fair value.

			(Level 1)	(Level 2)	(Level 3)
March 31, 2012	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Financial instruments — Assets
Interest bearing time deposits with banks	$1,096	$1,101	$—	$1,101	$—
Loans, net of allowance for loan losses	281,518	292,424	—	—	292,424
Financial instruments — Liabilities
Interest bearing deposits	325,222	330,689	—	—	330,689
Other interest bearing liabilities	1,251	1,256	—	1,256	—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements:

The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words “believes,” “anticipates,” “contemplates,” “expects,” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results, performance or achievements expressed or implied by such forward-looking statements to differ materially from those projected. Those risks and uncertainties include changes in interest rates and their impact on the level of deposits, loan demand and value of loan collateral, changes in the market value of the securities portfolio, increased competition from other financial institutions, governmental monetary policy, legislation and changes in banking regulations, changes in levels of FDIC deposit insurance premiums and assessments, risks associated with the effect of opening a new branch, the ability to control costs and expenses, and general economic conditions. The Company undertakes no obligation to update such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Critical Accounting Policies:

Disclosure of the Company’s significant accounting policies is included in the notes to the consolidated financial statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Some of these policies require significant judgments, estimates, and assumptions to be made by management, most particularly in connection with determining the provision for loan losses and the appropriate level of the allowance for loan losses, as well as management’s evaluation of the investment portfolio for other-than-temporary impairment. There have been no changes in critical accounting policies since December 31, 2011.

General:

The following discussion relates to the consolidated financial condition of the Company as of March 31, 2012, as compared to December 31, 2011, and the consolidated results of operations for the three months ended March 31, 2012, compared to the same period in 2011. This discussion should be read in conjunction with the interim consolidated financial statements and related notes included herein.

Overview:

Juniata Valley Financial Corp. is a Pennsylvania corporation organized in 1983 to become the holding company of The Juniata Valley Bank. The Bank is a state-chartered bank headquartered in Mifflintown, Pennsylvania. Juniata Valley Financial Corp. and its subsidiary bank derive substantially all of their income from banking and bank-related services, including interest earned on residential real estate, commercial mortgage, commercial and consumer loans, interest earned on investment securities and fee income from deposit services and other financial services to its customers through 12 locations in central Pennsylvania. Juniata Valley Financial Corp. also owns 39.16% of the Liverpool Community Bank (LCB), located in Liverpool, Pennsylvania. The Company accounts for LCB as an unconsolidated subsidiary using the equity method of accounting.

Financial Condition:

As of March 31, 2012, total assets increased by $6.4 million, or 1.4%, as compared to December 31, 2011. Deposits increased by $7.7 million, with non-interest bearing deposits increasing by $4.4 million and interest-bearing deposits increasing by $3.3 million.

The table below shows changes in deposit volumes by type of deposit (in thousands of dollars) between December 31, 2011 and March 31, 2012.

	March 31,	December 31,	Change
	2012	2011	$	%
Deposits:
Demand, non-interest bearing	$69,103	$64,751	$4,352	6.7%
NOW and money market	92,926	93,056	(130)	(0.1%)
Savings	55,681	50,715	4,966	9.8%
Time deposits, $100,000 and more	33,991	33,033	958	2.9%
Other time deposits	142,624	145,110	(2,486)	(1.7%)

Total deposits	$394,325	$386,665	$7,660	2.0%

Overall, total loans, net of unearned interest decreased by $4.3 million, between December 31, 2011 and March 31, 2012, as shown in the table below (in thousands of dollars). The largest dollar reduction by class occurred in the real estate – mortgage category, as more individual borrowers were attracted to the secondary market by preferential loan rates.

	March 31,	December 31,	Change
	2012	2011	$	%
Loans:
Commercial, financial and agricultural	$19,353	$19,417	$(64)	(0.3%)
Real estate — commercial	65,841	60,774	5,067	8.3%
Real estate — construction	12,087	17,508	(5,421)	(31.0%)
Real estate — mortgage	170,383	176,544	(6,161)	(3.5%)
Obligations of states and political subdivisions	11,516	8,780	2,736	31.2%
Personal	6,221	6,658	(437)	(6.6%)

Total loans	$285,401	$289,681	$(4,280)	(1.5%)

A summary of the activity in the allowance for loan losses for each of the three-month periods ended March 31, 2012 and 2011 (in thousands) are presented below.

	Periods Ended March 31,
	2012	2011
Balance of allowance — January 1	$2,931	$2,824
Loans charged off	(158)	(20)
Recoveries of loans previously charged off	2	9
Net charge-offs	(156)	(11)
Provision for loan losses	1,108	88

Balance of allowance — end of period	$3,883	$2,901

Ratio of net charge-offs during period to average loans outstanding	0.054%	0.004%

As of March 31, 2012, the Company evaluated its large commercial loan relationships and other significant loans for impairment. Of the ten loan relationships considered to be impaired, there were three loan relationships with respect to which management determined that it is probable that principal and interest will not be collected in full. These conclusions were based upon the receipt of updated appraisals on real estate collateral-dependent loans within these relationships. Following is a discussion describing the situation surrounding each.

•

One loan relationship has an aggregate outstanding balance of $1,949,000 and has been recognized as being impaired for over a year. Based upon existing appraisals that had been appropriately discounted due to age, a specific reserve of $570,000 had been established prior to receiving new appraisals in late March 2012. It was determined, based upon the new appraisals, that an additional reserve of $156,000 was needed to properly record the amount of impairment estimated for these collateral-dependent loans included in the loan relationship. Accordingly, a specific allocation has been included within the allowance for loan losses, adjusting the carrying value of these loans to a fair value of $1,223,000.

•

The second loan relationship has an aggregate outstanding balance of $1,297,000, with the amount of the impairment measured at $46,000, based upon receipt of a new appraisal in April 2012. While this loan has been considered impaired previously, based upon cash flow, earlier appraisals indicated that the collateral value was sufficient to cover the principal balance of the loan upon liquidation.

•

The third loan relationship with a balance of $2,049,000, was newly identified as impaired as of December 31, 2011. Collateral includes two residential properties along with raw land. The borrower purchased the raw land in 2005 with the intention to sub-divide and develop. While the property had not yet been developed, the borrower was servicing the debt satisfactorily until late in 2011, when financial constraints prevented the borrower from making scheduled payments, and the loan became more than 90 days past due at December 31, 2011. A collateral analysis was performed at that time, using certified appraisals dated two years earlier. It was determined, based on appropriate discounting against those appraisals, that a specific reserve of $107,000 was necessary. New appraisals were ordered in the first quarter of 2012 and received in early April. Because development has not begun on this property and there are no immediate plans to begin development, the updated appraisal determined that the property’s highest and best use is as farmland, instead of as development property as set forth in the previous appraisal; as a result, the appraised value of the property declined significantly. Based on this updated information, and the value of the residential properties, it was determined that it would be prudent to recognize an additional specific reserve of $976,000 with respect to this relationship, bringing the total specific reserve on this loan relationship to $1,083,000. Management believes that, based on the commitment and character of the borrower, the location of the property and other observable factors, the property will eventually be developed, although it is not certain when development will occur, or whether the ultimate loss on the relationship will be less than the amount of the specific reserve.

Management believes that the specific reserves carried are adequate to cover potential future losses related to these relationships. Other loans evaluated for impairment have an aggregate outstanding balance of $3,556,000, but it was determined that there is sufficient collateral to expect full repayment, and no specific reserves were recorded. There are no other material loans classified as loss, doubtful, substandard, or special mention which management expects to significantly impact future operating results, liquidity or capital resources. Following is a summary of the Bank’s non-performing loans on March 31, 2012 as compared to December 31, 2011.

(Dollar amounts in thousands)

	March 31, 2012	December 31, 2011
Non-performing loans
Nonaccrual loans	$7,294	$7,947
Accruing loans past due 90 days or more	2,367	2,743
Restructured loans	—	—

Total	$9,661	$10,690

Average loans outstanding	$287,859	$293,319
Ratio of non-performing loans to average loans outstanding	3.36%	3.64%

Stockholders’ equity decreased by $452,000, or 1.9%, from December 31, 2011 to March 31, 2012, primarily as the result of cash dividends of $930,000 exceeding net income of $418,000. Securities available for sale decreased slightly in market value, representing a decrease in equity of $15,000, net of taxes, while accounting for stock-based compensation activity increased equity by $5,000. An adjustment of $49,000 was made to equity to record the amortization of the net actuarial loss of the Company’s defined benefit retirement plan.

Management is not aware of any current recommendations of applicable regulatory authorities that, if implemented, would have a material effect on the Company’s liquidity, capital resources or operations.

Subsequent to March 31, 2012, the following events took place:

On April 17, 2012, the Board of Directors declared a cash dividend for the second quarter of 2012 of $0.22 per share to shareholders of record on May 15, 2012, payable on June 1, 2012.

Comparison of the Three Months Ended March 31, 2012 and 2011

Operations Overview:

Net income for the first quarter of 2012 was $418,000, a decrease of $821,000 when compared to the first quarter of 2011. A significantly larger provision for loan losses was recorded in the first quarter of 2012, reflecting specific reserves recorded on three loan relationships, as described above. Basic and diluted earnings per share, at $0.10 in the first quarter of 2012, were 65.5% lower than in the same quarter in 2011. Presented below are selected key ratios for the two periods:

	Three Months Ended March 31
	2012	2011
Return on average assets (annualized)	0.37%	1.13%
Return on average equity (annualized)	3.36%	9.96%
Average equity to average assets	11.14%	11.39%
Non-interest income, excluding securities gains, as a percentage of average assets (annualized)	0.93%	0.93%
Non-interest expense as a percentage of average assets (annualized)	2.90%	2.90%

Despite a reduction in net income resulting from an increase in the provision for loan losses, core earnings remained strong in the first quarter of 2012. The first quarter 2012 loan loss provision, exclusive of the specific reserves described above, was approximately $100,000. Applying a 34% tax rate to the $1,008,000 additional provision and excluding the after-tax impact of the specific reserves, net income would have been approximately $1,083,000, return on average assets would have been 0.97%, return on average equity would have been 8.69% and earnings per share would have been $0.26. The discussion that follows explains changes in the components of net income when comparing the first quarter of 2012 with the first quarter of 2011.

Net Interest Income:

Net interest income was $3,739,000 for the first quarter of 2012, as compared to $3,905,000 in the same quarter in 2011. Average earning assets grew by 2.5%, while the net interest margin on a fully tax equivalent basis decreased by 28 basis points.

Interest on loans decreased $397,000, or 8.6%, in the first quarter of 2012 as compared to the same period in 2011. An average weighted yield decrease of 38 basis points lowered interest income by approximately $228,000, with the remaining decrease attributable to a lower volume of loans.

Interest earned on investment securities and money market investments increased $20,000 in the first quarter of 2012 as compared to the first quarter of 2011, with average balances increasing $18.5 million during the period. The yield on money market investments (federal funds and interest bearing deposits) increased by 3 basis points in the first quarter of 2012 as compared to the first quarter of 2011, due to a reduction in average balances of overnight federal funds sold. The overall pre-tax yield on the investment securities portfolio decreased during that same timeframe by 32 basis points.

Average interest-bearing deposits increased by $4.6 million, while average non-interest bearing deposits grew by $4.2 million. This increase in deposits, which was more than offset by the low general rate environment, contributed to the reduction in the cost to fund earning assets, which was reduced by 25 basis points, to 0.96%, in the first quarter of 2012.

Total average earning assets during the first quarter of 2012 were $407.6 million, compared to $397.5 million during the first quarter of 2011, yielding 4.63% in 2012 versus 5.14% in 2011. Funding costs for the earning assets were 0.96% and 1.21% for the first quarters of 2012 and 2011, respectively. Net interest margin on a fully tax-equivalent basis for the first quarter of 2012 was 3.84%. For the same period in 2011, the fully-tax equivalent net interest margin was 4.12%.

Provision for Loan Losses:

In the first quarter of 2012, the provision for loan losses was $1,108,000, as compared to a provision of $88,000 in the first quarter of 2011. Management regularly reviews the adequacy of the loan loss reserve and makes assessments as to specific loan impairment, historical charge-off expectations, general economic conditions in the Bank’s market area, specific loan quality and other factors. The increased provision was primarily the result of analysis of the values of collateral securing certain impaired loans. See the earlier discussion in the Financial Condition section, explaining the information used to formulate the significant increase in the provision.

Non-interest Income:

Non-interest income in the first quarter of 2012 was $1,042,000, compared to $1,009,000 in the first quarter of 2011, representing an increase of 3.3%.

Trust fee income was $7,000, or 6.2%, less in the first quarter of 2012 as compared to the first quarter of 2011. Investment management and trust services revenue is impacted by fluctuations in the securities market, as trust revenues are based on the value of the underlying investment portfolios. In sustained low-rate environment trust revenues may be adversely affected. Commissions from sales of non-deposit products in the first quarter of 2012 were $16,000, or 15.5% lower than in the same quarter of the previous year. Activity in this arena has declined in the current interest-rate environment.

Customer service fees remained steady in the two periods, and fees derived from electronic payment activity through the use of debit cards increased by 5.79% in the first quarter of 2012 as compared to the first quarter of 2011.

There were no net gains resulting from calls of investment securities in the first quarter of 2012, as compared to a $5,000 gain during the same period one year earlier.

Other non-interest income increased by $70,000, or 70.7%, primarily due to an increase in the production and sale of secondary market mortgage loans.

As a percentage of average assets, annualized non-interest income, exclusive of net gains on the sale of securities, was 0.93% in the first quarters of both 2012 and 2011.

Non-interest Expense:

Total non-interest expense was $3,245,000 in the first quarter of 2012, an increase of $82,000, or 2.6%, as compared to the first quarter of 2011.

Employee compensation expense increased by 1.8% in the first quarter of 2012 compared to the previous year’s first quarter. Employee benefits increased by 33.4% in the first quarter of 2012. The increase in benefits expense related to increased costs for employee medical insurance and the Company’s defined benefit retirement plan. Offsetting increased costs for compensation and benefits, most other non-interest expense categories declined during the first quarter of 2012 versus the first quarter of 2011, including occupancy, equipment, director compensation, professional fees and FDIC insurance premiums. FDIC insurance premiums decreased by $54,000, or 40.6% as a result of the re-formulation of assessments by the FDIC that began in the second quarter of 2011, effectively reducing costs for well-capitalized banks. An increase in other non-interest expense of $42,000 was primarily due to increased costs associated with assets in foreclosure.

As a percentage of average assets, annualized non-interest expense was 2.90% in both the first quarter of 2012 and the first quarter of 2011.

Provision for income taxes:

Income tax expense in the first quarter of 2012 was $414,000 lower than in the same time period in 2011, resulting from lower income before income taxes in the 2012 period. The effective tax rate in the first quarter of 2012 was 2.3% versus a more customary 25.5% in 2011. The reduction in the effective tax rate is attributed to the higher percentage of tax-exempt income relative to pre-tax earnings in the first quarter of 2012.

Liquidity:

The objective of liquidity management is to ensure that sufficient funding is available, at a reasonable cost, to meet the ongoing operational cash needs of the Company and to take advantage of income producing opportunities as they arise. While the desired level of liquidity will vary depending upon a variety of factors, it is the primary goal of the Company to maintain a high level of liquidity in all economic environments. Principal sources of asset liquidity are provided by securities maturing in one year or less, other short-term investments such as federal funds sold and cash and due from banks. Liability liquidity, which is more difficult to measure, can be met by attracting deposits and maintaining the core deposit base. The Company is a member of the Federal Home Loan Bank of Pittsburgh for the purpose of providing short-term liquidity when other sources are unable to fill these needs. During the first three months of 2012, there were no borrowings from the Federal Home Loan Bank. As of March 31, 2012, the Company had no long-term debt and had unused borrowing capacity with the Federal Home Loan Bank of $119 million.

Funding derived from securities sold under agreements to repurchase (accounted for as collateralized financing transactions) is available through corporate cash management accounts for business customers. This product gives the Company the ability to pay interest on corporate checking accounts.

In view of the sources previously mentioned, management believes that the Company’s liquidity is capable of providing the funds needed to meet loan demand.

Off-Balance Sheet Arrangements:

The Company’s consolidated financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk, credit risk, and interest rate risk. These commitments consist mainly of loans approved but not yet funded, unused lines of credit and outstanding letters of credit. These commitments were made using the same credit standards as on-balance sheet instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment terms. Letters of credit are conditional commitments issued to guarantee the financial performance obligation of a customer to a third party. Unused commitments and letters of credit at March 31, 2012 were $39,867,000 and $1,025,000, respectively. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Company. Management believes that any amounts actually drawn upon can be funded in the normal course of operations. The Company has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or the availability of capital resources.

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

Capital Adequacy:

Bank regulatory authorities in the United States issue risk-based capital standards. These capital standards relate a banking company’s capital to the risk profile of its assets and provide the basis by which all banking companies and banks are evaluated in terms of capital adequacy. The risk-based capital standards require all banks to have Tier 1 capital of at least 4% and total capital, including Tier 1 capital, of at least 8% of risk-adjusted assets. Tier 1 capital includes common stockholders’ equity and qualifying perpetual preferred stock together with related surpluses and retained earnings. Total capital is comprised of Tier 1 capital, limited life preferred stock, qualifying debt instruments, and the reserves for possible loan losses. Banking regulators have also issued leverage ratio requirements. The leverage ratio requirement is measured as the ratio of Tier 1 capital to adjusted average assets. At March 31, 2012, the Bank exceeded the regulatory requirements to be considered a “well capitalized” financial institution, i.e., a leverage ratio exceeding 5%, Tier 1 capital exceeding 6% and total capital exceeding 10%.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the exposure to economic loss that arises from changes in the values of certain financial instruments. The types of market risk exposures generally faced by financial institutions include equity market price risk, interest rate risk, foreign currency risk and commodity price risk. Due to the nature of its operations, only equity market price risk and interest rate risk are significant to the Company.

Equity market price risk is the risk that changes in the values of equity investments could have a material impact on the financial position or results of operations of the Company. The Company’s equity investments consist of common stocks of publicly traded financial institutions.

Recent declines and volatility in the values of financial institution stocks have significantly reduced the likelihood of realizing significant gains in the near-term. Although the Company has realized occasional gains from this portfolio in the past, the primary objective of the portfolio is to achieve value appreciation in the long term while earning consistent attractive after-tax yields from dividends. The carrying value of the financial institutions stocks accounted for 0.2% of the Company’s total assets as of March 31, 2012. Management performs an impairment analysis on the entire investment portfolio, including the financial institutions stocks, on a quarterly basis. For the three months ended March 31, 2012, no “other-than-temporary” impairment was identified. There is no assurance that further declines in market values of the common stock portfolio in the future will not result in “other-than-temporary” impairment charges, depending upon facts and circumstances present.

The equity investments in the Company’s portfolio had an adjusted cost basis of approximately $985,000 and a fair value of $1,021,000 at March 31, 2012. Net unrealized gains in this portfolio were approximately $36,000 at March 31, 2012.

In addition to its equity portfolio, the Company’s investment management and trust services revenue could be impacted by fluctuations in the securities markets. A portion of the Company’s trust revenue is based on the value of the underlying investment portfolios. If securities values decline, the Company’s trust revenue could be negatively impacted.

Interest rate risk creates exposure in two primary areas. First, changes in rates have an impact on the Company’s liquidity position and could affect its ability to meet obligations and continue to grow. Second, movements in interest rates can create fluctuations in the Company’s net interest income and changes in the economic value of equity.

The primary objective of the Company’s asset-liability management process is to maximize current and future net interest income within acceptable levels of interest rate risk while satisfying liquidity and capital requirements. Management recognizes that a certain amount of interest rate risk is inherent, appropriate and necessary to ensure profitability. A simulation analysis is used to assess earnings and capital at risk from movements in interest rates. The model considers three major factors of (1) volume differences, (2) repricing differences, and (3) timing in its income simulation. As of the most recent model run, data was disseminated into appropriate repricing buckets, based upon the static position at that time. The interest-earning assets and interest-bearing liabilities were assigned a multiplier to simulate how much that particular balance sheet item would re-price when interest rates change. Finally, the estimated timing effect of rate changes is applied, and the net interest income effect is determined on a static basis (as if no other factors were present). As the table below indicates, based upon rate shock simulations on a static basis, the Company’s balance sheet is relatively rate-neutral as rates decline. Each 100 basis point increase results in approximately $339,000 decline in net interest income in the static environment. This negative effect of rising rates is offset to a large degree by the positive effect of imbedded options that include loans floating above their floors and likely internal deposit pricing strategies. After applying the effects of options, over a one-year period, the net effect of an immediate 100, 200, 300 and 400 basis point rate increase would change net interest income by $13,000, $49,000, $(858,000) and $(931,000), respectively. Rate shock modeling was done for a declining rate of 25 basis points only, as the federal funds target rate currently is between zero and 0.25%. As the table below indicates, the net effect of interest rate risk on net interest income is essentially neutral in a rising rate environment through a 200 basis point increase. Juniata’s rate risk policies provide for maximum limits on net interest income that can be at risk for 100 through 400 basis point changes in interest rates.

Effect of Interest Rate Risk on Net Interest Income

(Dollars in thousands)

Change in Interest Rates (Basis Points)	Change in Net Interest Income Due to Interest Rate Risk (Static)	Change in Net Interest Income Due to Imbedded Options	Total Change in Net Interest Income
400	$(1,355)	$424	$(931)
300	(1,015)	157	(858)
200	(677)	726	49
100	(339)	352	13
0	—	—	—
-25	84	(48)	36

The net interest income at risk position remained within the guidelines established by the Company’s asset/liability policy.

No material change has been noted in the Bank’s equity value at risk. Please refer to the Annual Report on Form 10-K as of December 31, 2011 for further discussion of this topic.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2012, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined by the Securities Exchange Act of 1934 (“Exchange Act”), Rule 13a-15(e). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

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

Attached as Exhibits 31 and 32 to this quarterly report are certifications of the Chief Executive Officer and the Chief Financial Officer required by Rule 13a-14(a) and rule 15d-14(a) of the Exchange Act. This portion of the Company’s quarterly report includes the information concerning the controls evaluation referred to in the certifications and should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Changes in Internal Control Over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

In the opinion of management of the Company, there are no legal proceedings pending to which the Company or its subsidiary is a party or to which its property is subject, which, if determined adversely to the Company or its subsidiary, would be material in relation to the Company’s or its subsidiary’s financial condition. There are no proceedings pending other than ordinary routine litigation incident to the business of the Company or its subsidiary. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Company or its subsidiary by government authorities.

Item 1A.	RISK FACTORS

There have been no material changes to the risk factors that were disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company made no repurchases of its common stock in the quarter ended March 31, 2012:

On March 23, 2001, the Company announced plans to buy back 100,000 (200,000 on a post-split basis) shares of its common stock. There is no expiration date to this buyback plan, but subsequent to the initial plan, the Board of Directors authorized the repurchase of 400,000 additional shares in 2005 and then authorized 200,000 additional shares in September of 2008. As of November 8, 2011, the number of shares that may yet be purchased under the program was 97,536. No repurchase plan or program expired during the quarter. The Company has no stock repurchase plan or program that it has determined to terminate prior to expiration or under which it does not intend to make further purchases.

Certain regulatory restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. At March 31, 2012, $33,291,000 of undistributed earnings of the Bank, included in the consolidated stockholders’ equity, was available for distribution to the Company as dividends without prior regulatory approval, subject to regulatory capital requirements.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4.	MINE SAFETY DISCLOSURES

Not applicable

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS

3.1	—	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 4.1 to the Company’s Form S-3 Registration Statement No. 333-129023 filed with the SEC on October 14, 2005)

3.2	—	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s report on Form 8-K filed with the SEC on December 21, 2007)

3.3	—	Bylaw Amendment — (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 28, 2012

10.1	—	2004 Executive Annual Incentive Plan (incorporated by reference to Exhibit 10.15 to the Company’s report on Form 10-K filed with the SEC on March 16, 2005)

10.2	—	Exhibits A-B to 2004 Executive Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to the Corporation’s report on Form 8-K filed with the SEC on February 28, 2012)

31.1	—	Rule 13a — 14(a)/15d — 14(a) Certification of President and Chief Executive Officer

31.2	—	Rule 13a — 14(a)/15d — 14(a) Certification of Chief Financial Officer

32.1	—	Section 1350 Certification of President and Chief Executive Officer

32.2	—	Section 1350 Certification of Chief Financial Officer

101.LAB**	—	XBRL Taxonomy Extension Label Linkbase

101.PRE**	—	XBRL Taxonomy Extension Presentation Linkbase

101.INS**	—	XBRL Instance Document

101.SCH**	—	XBRL Taxonomy Extension Schema

101.CAL**	—	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	—	XBRL Taxonomy Extension Definition Linkbase

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Juniata Valley Financial Corp.
(Registrant)

Date 05-08-2012	By	/s/ Marcie A. Barber
Marcie A. Barber, President and Chief Executive Officer (Principal Executive Officer)

Date 05-08-2012	By	/s/ JoAnn N. McMinn
JoAnn N. McMinn, Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)