Form 10-Q
period 2012-06-30
JUNIATA VALLEY FINANCIAL CORP
filed 2012-08-09
CIK 714712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer	☐	Accelerated filer ☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 8, 2012
Common Stock ($1.00 par value)	4,237,711 shares

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Financial Condition

(Unaudited, in thousands, except share data)

	June 30, 2012	December 31, 2011
ASSETS
Cash and due from banks	$10,387	$12,074
Interest bearing deposits with banks	14,215	2,100

Cash and cash equivalents	24,602	14,174

Interest bearing time deposits with banks	1,096	1,096
Securities available for sale	125,223	111,281
Restricted investment in Federal Home Loan Bank (FHLB) stock	1,534	1,700
Investment in unconsolidated subsidiary	3,888	3,796

Total loans	280,442	289,681
Less: Allowance for loan losses	(3,933)	(2,931)

Total loans, net of allowance for loan losses	276,509	286,750
Premises and equipment, net	6,542	6,710
Other real estate owned	516	427
Bank owned life insurance and annuities	14,155	14,069
Equity investment in low income housing project	1,317	393
Core deposit intangible	187	209
Goodwill	2,046	2,046
Accrued interest receivable and other assets	4,982	4,782

Total assets	$462,597	$447,433

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$65,055	$64,751
Interest bearing	337,423	321,914

Total deposits	402,478	386,665

Securities sold under agreements to repurchase	3,075	3,500
Other interest bearing liabilities	1,271	1,244
Accrued interest payable and other liabilities	5,939	6,304

Total liabilities	412,763	397,713
Stockholders’ Equity:
Preferred stock, no par value:
Authorized—500,000 shares, none issued	—	—
Common stock, par value $1.00 per share:
Authorized—20,000,000 shares
Issued—4,745,826 shares
Outstanding -
4,237,711 shares at June 30, 2012;
4,228,218 shares at December 31, 2011	4,746	4,746
Surplus	18,334	18,363
Retained earnings	38,671	38,900
Accumulated other comprehensive loss	(2,068)	(2,256)
Cost of common stock in Treasury:
508,115 shares at June 30, 2012;
517,608 shares at December 31, 2011	(9,849)	(10,033)

Total stockholders’ equity	49,834	49,720

Total liabilities and stockholders’ equity	$462,597	$447,433

See accompanying notes to consolidated financial statements.

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Income

(Unaudited)

(in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest income:
Loans, including fees	$4,074	$4,484	$8,269	$9,076
Taxable securities	337	313	667	566
Tax-exempt securities	186	234	364	467
Federal funds sold	—	2	—	4
Other interest income	8	7	16	15

Total interest income	4,605	5,040	9,316	10,128

Interest expense:
Deposits	918	1,191	1,883	2,366
Securities sold under agreements to repurchase	—	—	1	1
Other interest bearing liabilities	6	7	12	14

Total interest expense	924	1,198	1,896	2,381

Net interest income	3,681	3,842	7,420	7,747
Provision for loan losses	69	116	1,177	204

Net interest income after provision for loan losses	3,612	3,726	6,243	7,543

Non-interest income:
Trust fees	114	94	220	207
Customer service fees	321	349	634	661
Debit card fee income	205	206	409	399
Earnings on bank-owned life insurance and annuities	105	124	211	243
Commissions from sales of non-deposit products	73	65	160	168
Income from unconsolidated subsidiary	61	66	118	131
Gain on sale or call of securities	2	1	2	6
Gain from life insurance proceeds	53	—	53	—
Other non-interest income	261	97	430	196

Total non-interest income	1,195	1,002	2,237	2,011

Non-interest expense:
Employee compensation expense	1,289	1,337	2,567	2,592
Employee benefits	478	423	1,013	824
Occupancy	229	252	458	495
Equipment	126	146	259	301
Data processing expense	354	337	710	659
Director compensation	60	70	119	147
Professional fees	93	91	181	230
Taxes, other than income	113	124	231	251
FDIC Insurance premiums	81	85	160	218
Loss (gain) on sales of other real estate owned	(3)	1	(1)	(14)
Amortization of intangibles	11	11	22	22
Other non-interest expense	389	423	746	738

Total non-interest expense	3,220	3,300	6,465	6,463

Income before income taxes	1,587	1,428	2,015	3,091
Provision for income taxes	372	337	382	761

Net income	$1,215	$1,091	$1,633	$2,330

Earnings per share
Basic	$0.29	$0.26	$0.39	$0.55
Diluted	$0.29	$0.26	$0.39	$0.55
Cash dividends declared per share	$0.22	$0.21	$0.44	$0.42
Weighted average basic shares outstanding	4,231,690	4,237,886	4,229,954	4,246,884
Weighted average diluted shares outstanding	4,234,321	4,240,781	4,232,842	4,249,900

See accompanying notes to consolidated financial statements.

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
	Before Tax Amount	Tax Expense or (Benefit)	Net-of-Tax Amount	Before Tax Amount	Tax Expense or (Benefit)	Net-of-Tax Amount
Net income	$1,587	$372	$1,215	$1,428	$337	$1,091
Other comprehensive income:
Unrealized gains on available for sale securities:
Unrealized gains arising during the period	163	57	106	588	200	388
Unrealized gains from unconsolidated subsidiary	—	—	—	3	—	3
Less reclassification adjustment for gains included in net income	(2)	(1)	(1)	(1)	—	(1)
Change in pension liability	74	25	49	39	13	26

Other comprehensive income	235	81	154	629	213	416

Total comprehensive income	$1,822	$453	$1,369	$2,057	$550	$1,507

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
	Before Tax Amount	Tax Expense or (Benefit)	Net-of-Tax Amount	Before Tax Amount	Tax Expense or (Benefit)	Net-of-Tax Amount
Net income	$2,015	$382	$1,633	$3,091	$761	$2,330
Other comprehensive income:
Unrealized gains (losses) on available for sale securities:
Unrealized gains arising during the period	141	49	92	408	138	270
Unrealized gains (losses) from unconsolidated subsidiary	(1)	—	(1)	5	—	5
Less reclassification adjustment for: gains included in net income	(2)	(1)	(1)	(6)	(2)	(4)
Change in pension liability	148	50	98	79	27	52

Other comprehensive income	286	98	188	486	163	323

Total comprehensive income	$2,301	$480	$1,821	$3,577	$924	$2,653

See accompanying notes to consolidated financial statements.

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(in thousands, except share data)

Six Months Ended June 30, 2012
	Number of Shares Outstanding	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
Balance at January 1, 2012	4,228,218	$4,746	$18,363	$38,900	$(2,256)	$(10,033)	$49,720
Net income				1,633			1,633
Other comprehensive income					188		188
Cash dividends at $0.44 per share				(1,862)			(1,862)
Stock-based compensation activity			11				11
Treasury stock issued for stock option and stock purchase plans	9,493		(40)			184	144

Balance at June 30, 2012	4,237,711	$4,746	$18,334	$38,671	$(2,068)	$(9,849)	$49,834

Six Months Ended June 30, 2012
	Number of Shares Outstanding	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
Balance at January 1, 2011	4,257,765	$4,746	$18,354	$37,868	$(1,465)	$(9,527)	$49,976
Net income				2,330			2,330
Other comprehensive income					323		323
Cash dividends at $0.42 per share				(1,784)			(1,784)
Stock-based compensation			12				12
Purchase of treasury stock	(24,500)					(417)	(417)
Treasury stock issued for stock option and stock purchase plans	2,903		(10)			56	46
Balance at June 30, 2011	4,236,168	$4,746	$18,356	$38,414	$(1,142)	$(9,888)	$50,486

See accompanying notes to consolidated financial statements.

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2012	2011
Operating activities:
Net income	$1,633	$2,330
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,177	204
Depreciation	265	302
Net amortization of securities premiums	195	175
Net amortization of loan origination costs	4	26
Deferred net loan origination fees (costs)	(22)	3
Amortization of core deposit intangible	22	22
Net realized gains on sales or calls of securities	(2)	(6)
Net gains on sales of other real estate owned	(1)	(14)
Earnings on bank owned life insurance and annuities	(211)	(243)
Deferred income tax expense (benefit)	(184)	49
Equity in earnings of unconsolidated subsidiary, net of dividends of $25 and $20	(93)	(111)
Stock-based compensation expense	11	12
Mortgage loans originated for sale	(4,674)	—
Proceeds from loans sold to others	4,674	—
Increase in accrued interest receivable and other assets	(116)	(474)
Decrease in accrued interest payable and other liabilities	(175)	(149)

Net cash provided by operating activities	2,503	2,126

Investing activities:
Purchases of:
Securities available for sale	(48,868)	(43,484)
Premises and equipment	(97)	(125)
Bank owned life insurance and annuities	(40)	(44)
Proceeds from:
Maturities of and principal repayments on:
Securities available for sale	34,871	11,646
Redemption of FHLB stock	166	204
Bank owned life insurance and annuities	4	13
Proceeds from life insurance claim	147	—
Sale of other real estate owned	502	411
Sale of other assets	2	—
Investment in low income housing partnership	(924)	—
Net decrease in interest bearing time deposits	—	249
Net decrease in loans receivable	8,492	5,760

Net cash used in investing activities	(5,745)	(25,370)

Financing activities:
Net increase in deposits	15,813	16,763
Net decrease in securities sold under agreements to repurchase	(425)	(861)
Cash dividends	(1,862)	(1,784)
Purchase of treasury stock	—	(417)
Treasury stock issued for employee stock plans	144	46

Net cash provided by financing activities	13,670	13,747

Net increase (decrease) in cash and cash equivalents	10,428	(9,497)
Cash and cash equivalents at beginning of year	14,174	25,276

Cash and cash equivalents at end of year	$24,602	$15,779

Supplemental information:
Interest paid	$1,894	$2,368
Income taxes paid	825	875
Supplemental schedule of noncash investing and financing activities:
Transfer of loans to other real estate owned	$590	$148
Transfer of loans to other assets	—	9

See accompanying notes to consolidated financial statements.

Juniata Valley Financial Corp. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 – Basis of Presentation and Accounting Policies

The consolidated financial statements include the accounts of Juniata Valley Financial Corp. (the “Company”) and its wholly owned subsidiary, The Juniata Valley Bank (the “Bank”). All significant intercompany accounts and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (U.S. GAAP) for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. For comparative purposes, whenever necessary, the 2011 balances have been reclassified to conform to the 2012 presentation. Such reclassifications, if any, had no impact on net income. Operating results for the three and six month periods ended June 30, 2012, are not necessarily indicative of the results for the year ended December 31, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in Juniata Valley Financial Corp.’s Annual Report on Form 10-K for the year ended December 31, 2011.

The Company has evaluated events and transactions occurring subsequent to the statement of financial condition date of June 30, 2012 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

NOTE 2 – Recent Accounting Pronouncements

There were no new accounting pronouncements affecting the Company during the reporting periods.

NOTE 3 – Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss, net of tax consisted of the following (in thousands):

	6/30/2012	12/31/2011
Unrealized gains on available for sale securities	$913	$823
Unrecognized expense for defined benefit pension	(2,981)	(3,079)

Accumulated other comprehensive loss	$(2,068)	$(2,256)

NOTE 4 – Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

(Amounts, except earnings per share, in thousands)

	Three Months	Three Months
	Ended	Ended
	June 30, 2012	June 30, 2011
Net income	$1,215	$1,091
Weighted-average common shares outstanding	4,232	4,238

Basic earnings per share	$0.29	$0.26

Weighted-average common shares outstanding	4,232	4,238
Common stock equivalents due to effect of stock options	3	3
Total weighted-average common shares and equivalents	4,235	4,241

Diluted earnings per share	$0.29	$0.26

	Six Months	Six Months
	Ended	Ended
	June 30, 2012	June 30, 2011
Net income	$1,633	$2,330
Weighted-average common shares outstanding	4,230	4,247

Basic earnings per share	$0.39	$0.55

Weighted-average common shares outstanding	4,230	4,247
Common stock equivalents due to effect of stock options	3	3

Total weighted-average common shares and equivalents	4,233	4,250

Diluted earnings per share	$0.39	$0.55

NOTE 5 – Commitments, Contingent Liabilities and Guarantees

In the ordinary course of business, the Company makes commitments to extend credit to its customers through letters of credit, loan commitments and lines of credit. At June 30, 2012, the Company had $41,904,000 outstanding in loan commitments and other unused lines of credit extended to its customers as compared to $38,033,000 at December 31, 2011.

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its letters of credit. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, letters of credit have expiration dates within one year of issuance. The credit risk involved in issuing letters of credit is essentially the same as the risks that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. The Company had outstanding $1,181,000 and $1,067,000 of letters of credit commitments as of June 30, 2012 and December 31, 2011, respectively. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of June 30, 2012 for payments under letters of credit issued was not material. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk.

NOTE 6 – Defined Benefit Retirement Plan

The Company had a defined benefit retirement plan covering substantially all of its employees, prior to January 1, 2008. Effective January 1, 2008, the plan was amended to close the plan to new entrants. The benefits under the plan are based on years of service and the employees’ compensation. The Company’s funding policy allows contributions annually up to the maximum amount that can be deducted for federal income taxes purposes. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. The Company has made no contributions in the first six months of 2012 and does not expect to contribute to the defined benefit plan in the remainder of 2012. Pension expense included the following components for the three and six month periods ended June 30, 2012 and 2011:

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Components of net periodic pension cost
Service cost	$56	$48	$111	$96
Interest cost	113	118	226	236
Expected return on plan assets	(148)	(158)	(296)	(316)
Additional recognized amounts	74	39	148	79

Net periodic pension cost	$95	$47	$189	$95

NOTE 7– Acquisition

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

Included in the purchase price of the branch was goodwill and core deposit intangible of $2,046,000 and $449,000, respectively. The core deposit intangible is being amortized over a ten-year period on a straight line basis. During the first six months of 2012 and 2011, amortization expense was $22,000. Accumulated amortization of core deposit intangible through June 30, 2012 was $262,000. The goodwill is not amortized, but is measured annually for impairment or more frequently if certain events occur which might indicate goodwill has been impaired. There was no impairment of goodwill during the six month periods ended June 30, 2012 or 2011.

NOTE 8 – Investment in Unconsolidated Subsidiary

The Company owns 39.16% of the outstanding common stock of Liverpool Community Bank (LCB), Liverpool, PA. This investment is accounted for under the equity method of accounting. The investment is being carried at $3,888,000 as of June 30, 2012. The Company increases its investment in LCB for its share of earnings and decreases its investment by any dividends received from LCB. A loss in value of the investment which is other than a temporary decline would be recognized in earnings. Evidence of a loss in value that is other than temporary might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of LCB to sustain an earnings capacity which would justify the carrying amount of the investment.

NOTE 9 – Securities

ASC Topic 320, Investments – Debt and Equity Securities, clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. For equity securities, consideration is given to management’s intention and ability to hold the securities until recovery of unrealized losses in assessing potential other-than-temporary impairment. More specifically, considerations used to determine other-than-temporary impairment status for individual equity holdings include the length of time the stock has remained in an unrealized loss position, the percentage of unrealized loss compared to the carrying cost of the stock, dividend reduction or suspension, market analyst reviews and expectations, and other pertinent developments that would affect expectations for recovery or further decline.

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

The Company’s investment portfolio includes primarily bonds issued by U.S. Government sponsored agencies (approximately 61%) and municipalities (approximately 36%) as of June 30, 2012. Most of the municipal bonds are general obligation bonds with maturities or pre-refunding dates within 5 years. The remaining 3% of the portfolio includes mortgage-backed securities issued by Government-sponsored agencies and backed by residential mortgages and a group of equity investments in other financial institutions. The amortized cost and fair value of securities as of June 30, 2012 and December 31, 2011, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because the securities may be called or prepaid with or without prepayment penalties.

Securities Available for Sale

	June 30, 2012
			Gross	Gross
	Amortized	Fair	Unrealized	Unrealized
Type and maturity	Cost	Value	Gains	Losses
Obligations of U.S. Government agencies and corporations
Within one year	$5,416	$5,482	$66	$—
After one year but within five years	57,079	57,691	614	(2)
After five years but within ten years	13,499	13,563	64	—

	75,994	76,736	744	(2)
Obligations of state and political subdivisions
Within one year	11,482	11,553	71	—
After one year but within five years	26,590	26,880	308	(18)
After five years but within ten years	5,213	5,428	224	(9)
After ten years	1,301	1,294	—	(7)

	44,586	45,155	603	(34)

Mortgage-backed securities	2,299	2,335	36	—
Equity securities	985	997	142	(130)

Total	$123,864	$125,223	$1,525	$(166)

Securities Available for Sale

	December 31, 2011
			Gross	Gross
	Amortized	Fair	Unrealized	Unrealized
Type and maturity	Cost	Value	Gains	Losses
Obligations of U.S. Government agencies and corporations
Within one year	$2,918	$2,947	$29	$—
After one year but within five years	51,629	52,202	584	(11)
After five years but within ten years	12,497	12,539	42	—

	67,044	67,688	655	(11)
Obligations of state and political subdivisions
Within one year	11,076	11,154	78	—
After one year but within five years	21,944	22,289	369	(24)
After five years but within ten years	3,976	4,147	173	(2)

	36,996	37,590	620	(26)
Corporate notes
After one year but within five years	1,000	1,004	4	—

	1,000	1,004	4	—

Mortgage-backed securities	4,035	4,109	74	—
Equity securities	985	890	97	(192)

Total	$110,060	$111,281	$1,450	$(229)

The following table shows gross unrealized losses and fair value, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2012 and December 31, 2011 (in thousands):

		Unrealized Losses at June 30, 2012
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. Government agencies and corporations	$5,506	$(2)	$—	$—	$5,506	$(2)
Obligations of state and political subdivisions	9,170	(34)	—	—	9,170	(34)

Debt securities	14,676	(36)	—	—	14,676	(36)

Equity securities	324	(30)	199	(100)	523	(130)

Total temporarily impaired securities	$15,000	$(66)	$199	$(100)	$15,199	$(166)

		Unrealized Losses at December 31, 2011
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. Government agencies and corporations	$6,489	$(11)	$—	$—	$6,489	$(11)
Obligations of state and political subdivisions	4,321	(26)	—	—	4,321	(26)

Debt securities	10,810	(37)	—	—	10,810	(37)

Equity securities	423	(80)	232	(112)	655	(192)

Total temporarily impaired securities	$11,233	$(117)	$232	$(112)	$11,465	$(229)

The unrealized losses noted above are considered to be temporary impairments. There are 30 debt securities that were in an unrealized loss position on June 30, 2012, but none that have had unrealized losses for more than 12 months. We believe that the decline in the value of our debt securities is due only to interest rate fluctuations, rather than erosion of quality. As a result, we also believe that the payment of contractual cash flows, including principal repayment, is not at risk. As management does not intend to sell the securities, does not believe the Company will be required to sell the securities before recovery and expects to recover the entire amortized cost basis, none of the debt securities are deemed to be other-than-temporarily impaired.

Equity securities owned by the Company consist of common stock of various financial services providers (“Bank Stocks”) and are evaluated quarterly for evidence of other-than-temporary impairment. There were 10 equity securities that were in an unrealized loss position on June 30, 2012, and seven of those that comprise a group of securities with unrealized losses for 12 months or more. Individually, none of these seven equity securities have significant unrealized losses. Of the seven equity securities that have sustained unrealized losses for more than 12 months, five have increased in fair value during the first six months of 2012, indicating the possibility of full recovery and therefore are deemed to be temporarily impaired. Of the two remaining stocks experiencing sustained unrealized losses, the amount of individual loss is not material and increases in value were noted, at times, in 2012. Management has identified no new other-than-temporary impairment as of June 30, 2012 in the equity portfolio. Management continues to track the performance of each stock owned to determine if it is prudent to deem any further other-than-temporary impairment charges. Management has the ability and intent to hold its equity securities until recovery of unrealized losses.

Certain obligations of the U.S. Government and state and political subdivisions are pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law. The fair value of the pledged assets amounted to $30,973,000 and $25,953,000 at June 30, 2012 and December 31, 2011, respectively.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Gross proceeds from sales of securities	$—	$—	$—	$—
Securities available for sale:
Gross realized gains from called securities	$2	$1	$2	$6
Gross realized losses	—	—	—	—

NOTE 10 – Loans and Related Allowance for Credit Losses

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

For financial reporting purposes, the provision for loan losses charged to current operating income is based on management's estimates, and actual losses may vary from estimates. These estimates are reviewed and adjusted at least quarterly and are reported in earnings in the periods in which they become known.

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

In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination, which may not be currently available to management. Based on management’s comprehensive analysis of the loan portfolio, management believes the level of the allowance for loan losses as of June 30, 2012 to be adequate.

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

The component of the allowance for contingencies relates to other loans that have been segmented into risk rated categories. The borrower’s overall financial condition, repayment sources, guarantors and value of collateral, if appropriate, are evaluated quarterly or when credit deficiencies arise, such as delinquent loan payments. Credit quality risk ratings include regulatory classifications of special mention, substandard, doubtful and loss. Loans classified as special mention have potential weaknesses that deserve management’s close attention. If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects. Loans classified substandard have one or more well-defined weaknesses that jeopardize the liquidation of the debt. They include loans that are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified doubtful have all the weaknesses inherent in loans classified substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable. Loans classified as a loss are considered uncollectible and are charged to the allowance for loan losses. Loans not classified are rated pass. Specific reserves may be established for larger, individual classified loans as a result of this evaluation, as discussed above. Remaining loans are categorized into large groups of smaller balance homogeneous loans and are collectively evaluated for impairment. This computation is generally based on historical loss experience adjusted for qualitative factors. The historical loss experience is averaged over a ten-year period for each of the portfolio segments. The ten-year timeframe was selected in order to capture activity over a wide range of economic conditions and has been consistently used for the past six years. The qualitative risk factors are reviewed for relevancy each quarter and include:

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

Commercial, Financial and Agricultural Lending

The Company originates commercial, financial and agricultural loans primarily to businesses located in its primary market area and surrounding areas. These loans are used for various business purposes which include short-term loans and lines of credit to finance machinery and equipment purchases, inventory and accounts receivable. Generally, the maximum term for loans extended on machinery and equipment is shorter and does not exceed the projected useful life of such machinery and equipment. Most business lines of credit are written with a five year maturity, subject to an annual review.

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

Commercial Real Estate Lending

The Company engages in commercial real estate lending in its primary market area and surrounding areas. The Company’s commercial real estate portfolio is secured primarily by residential housing, commercial buildings, raw land and hotels. Generally, commercial real estate loans have terms that do not exceed 20 years, have loan-to-value ratios of up to 80% of the appraised value of the property and are typically secured by personal guarantees of the borrowers.

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

In underwriting one-to-four family residential real estate loans, the Company evaluates the borrower’s ability to make monthly payments, the borrower’s repayment history and the value of the property securing the loan. The ability to repay is determined by the borrower’s employment history, current financial conditions, and credit background. The analysis is based primarily on the customer’s ability to repay and secondarily on the collateral or security. Most properties securing real estate loans made by the Company are appraised by independent fee appraisers. The Company generally requires mortgage loan borrowers to obtain an attorney’s title opinion or title insurance, and fire and property insurance (including flood insurance, if necessary) in an amount not less than the amount of the loan. The Company does not engage in sub-prime residential mortgage originations.

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

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of June 30, 2012 and December 31, 2011 (in thousands):

As of June 30, 2012	Pass	Special Mention	Substandard	Doubtful	Total
Commercial, financial and agricultural	$17,894	$1,580	$695	$—	$20,169
Real estate—commercial	53,440	7,815	4,807	40	66,102
Real estate—construction	10,003	635	170	2,411	13,219
Real estate—mortgage	150,350	6,506	2,077	3,671	162,604
Obligations of states and political subdivisions	12,384	—	—	—	12,384
Personal	5,950	10	4	—	5,964

Total	$250,021	$16,546	$7,753	$6,122	$280,442

As of December 31, 2011	Pass	Special Mention	Substandard	Doubtful	Total
Commercial, financial and agricultural	$17,657	$671	$1,089	$—	$19,417
Real estate—commercial	48,108	8,898	3,768	—	60,774
Real estate—construction	14,616	1,022	720	1,150	17,508
Real estate—mortgage	161,607	7,513	3,758	3,666	176,544
Obligations of states and political subdivisions	8,780	—	—	—	8,780
Personal	6,640	18	—	—	6,658

Total	$257,408	$18,122	$9,335	$4,816	$289,681

The Company has certain loans in its portfolio that are considered to be impaired. It is the policy of the Company to recognize income on impaired loans that have been transferred to nonaccrual status on a cash basis, only to the extent that it exceeds principal balance recovery. Until an impaired loan is placed on nonaccrual status, income is recognized on the accrual basis. Collateral analysis is performed on each impaired loan at least quarterly and results are used to determine if a specific reserve is necessary to adjust the carrying value of each individual loan down to the estimated fair value. Generally, specific reserves are carried against impaired loans rather than recording partial charge-offs until termination of the credit is scheduled through liquidation of the collateral or foreclosure. In the case of a foreclosure, professional appraisals of collateral, discounted for expected selling costs, are used to determine the charge-off amount. The following tables summarize information regarding impaired loans by portfolio class as of June 30, 2012 and December 31, 2011 (in thousands):

	As of June 30, 2012			As of December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired loans
With no related allowance recorded:
Commercial, financial and agricultural	$197	$197	$—	$238	$238	$—
Real estate—commercial	2,747	2,747	—	2,312	2,312	—
Real estate—construction	1,297	1,297	—	720	720	—
Real estate—mortgage	541	541	—	2,254	2,254	—

With an allowance recorded:
Real estate—construction	$1,114	$1,114	$295	$1,150	$1,150	$343
Real estate—mortgage	3,053	3,053	1,571	2,865	2,865	432

Total:
Commercial, financial and agricultural	$197	$197	$—	$238	$238	$—
Real estate—commercial	2,747	2,747	—	2,312	2,312	—
Real estate—construction	2,411	2,411	295	1,870	1,870	343
Real estate—mortgage	3,594	3,594	1,571	5,119	5,119	432

	$8,949	$8,949	$1,866	$9,539	$9,539	$775

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income
Impaired loans
With no related allowance recorded:
Commercial, financial and agricultural	$207	$3	$—	$281	$5	$—
Real estate—commercial	2,764	40	—	2,348	35	2
Real estate—construction	649	—	—	125	—	—
Real estate—mortgage	550	—	—	1,906	(10)	3

With an allowance recorded:
Real estate—construction	$1,007	$3	$—	$1,025	$—	$—
Real estate—mortgage	3,724	—	—	1,143	—	—

Total:
Commercial, financial and agricultural	$207	$3	$—	$281	$5	$—
Real estate—commercial	2,764	40	—	2,348	35	2
Real estate—construction	1,656	3	—	1,150	—	—
Real estate—mortgage	4,274	—	—	3,049	(10)	3

	$8,901	$46	$—	$6,828	$30	$5

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income
Impaired loans
With no related allowance recorded:
Commercial, financial and agricultural	$218	$7	$—	$290	$10	$—
Real estate—commercial	2,530	81	—	2,363	68	2
Real estate—construction	1,009	—	—	167	—	—
Real estate—mortgage	1,398	—	—	2,154	13	3

With an allowance recorded:
Real estate—construction	$1,132	$3	$—	$983	$—	$—
Real estate—mortgage	2,959	—	—	1,174	—	—

Total:
Commercial, financial and agricultural	$218	$7	$—	$290	$10	$—
Real estate—commercial	2,530	81	—	2,363	68	2
Real estate—construction	2,141	3	—	1,150	—	—
Real estate—mortgage	4,357	—	—	3,328	13	3

	$9,246	$91	$—	$7,131	$91	$5

The following table presents nonaccrual loans by classes of the loan portfolio as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011
Nonaccrual loans:
Commercial, financial and agricultural	$—	$2
Real estate—commercial	492	520
Real estate—construction	2,411	1,497
Real estate—mortgage	4,732	5,928

Total	$7,635	$7,947

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of June 30, 2012 and December 31, 2011 (in thousands):

As of June 30, 2012	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans Past Due greater than 90 Days and Accruing
Commercial, financial and agricultural	$177	$—	$26	$203	$19,966	$20,169	$26
Real estate—commercial	541	646	1,809	2,996	63,106	66,102	1,317
Real estate—construction	365	—	2,569	2,934	10,285	13,219	158
Real estate—mortgage	2,256	447	4,521	7,224	155,380	162,604	726
Obligations of states and political subdivisions	—	—	—	—	12,384	12,384	—
Personal	31	4	5	40	5,924	5,964	5

Total	$3,370	$1,097	$8,930	$13,397	$267,045	$280,442	$2,232

As of December 31, 2011	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans Past Due greater than 90 Days and Accruing
Commercial, financial and agricultural	$220	$2	$30	$252	$19,165	$19,417	$30
Real estate—commercial	245	466	1,319	2,030	58,744	60,774	799
Real estate—construction	278	32	2,030	2,340	15,168	17,508	533
Real estate—mortgage	2,871	145	7,303	10,319	166,225	176,544	1,375
Obligations of states and political subdivisions	—	—	—	—	8,780	8,780	—
Personal	50	11	6	67	6,591	6,658	6

Total	$3,664	$656	$10,688	$15,008	$274,673	$289,681	$2,743

The following tables summarize the allowance for loan losses and recorded investments in loans receivable (in thousands):

As of, and for the periods ended June 30, 2012
	Commercial, financial and agricultural	Real estate - commercial	Real estate construction	Real estate - mortgage	Personal	Total
Allowance for loan losses:
Beginning Balance, April 1, 2012	$194	$403	$271	$2,951	$64	$3,883
Charge-offs	(2)	—	—	(21)	—	(23)
Recoveries	4	—	—	—	—	4
Provisions	7	29	93	(57)	(3)	69

Ending balance, June 30, 2012	$203	$432	$364	$2,873	$61	$3,933

Beginning Balance, January 1, 2012	$195	$455	$442	$1,771	$68	$2,931
Charge-offs	(4)	—	—	(176)	(1)	(181)
Recoveries	5	—	—	—	1	6
Provisions	7	(23)	(78)	1,278	(7)	1,177

Ending balance, June 30, 2012	$203	$432	$364	$2,873	$61	$3,933

	Commercial, financial and agricultural	Real estate - commercial	Real estate - construction	Real estate - mortgage	Obligations of states and political subdivisions	Personal	Total
Allowance for loan losses:
Ending balance	$203	$432	$364	$2,873	$—	$61	$3,933

Ending balance: individually evaluated for impairment	$—	$—	$295	$1,571	$—	$—	$1,866
Ending balance: collectively evaluted for impairment	$203	$432	$69	$1,302	$—	$61	$2,067

Loans, net of unearned interest:
Ending balance	$20,169	$66,102	$13,219	$162,604	$12,384	$5,964	$280,442

Ending balance: individually evaluated for impairment	$197	$2,747	$2,411	$3,594	$—	$—	$8,949
Ending balance: collectively evaluated for impairment	$19,972	$63,355	$10,808	$159,010	$12,384	$5,964	$271,493

As of, and for the periods ended June 30, 2011
	Commercial, financial and agricultural	Real estate - commercial	Real estate - construction	Real estate - mortgage	Personal	Total
Allowance for loan losses:
Beginning Balance, April 1, 2011	$146	$462	$434	$1,796	$63	$2,901
Charge-offs	(4)	—	—	(127)	(5)	(136)
Provisions	3	(3)	(3)	115	4	116

Ending balance, June 30, 2011	$145	$459	$431	$1,784	$62	$2,881

Beginning Balance, January 1, 2011	$163	$442	$336	$1,810	$73	$2,824
Charge-offs	(8)	—	—	(143)	(5)	(156)
Recoveries	—	—	—	—	9	9
Provisions	(10)	17	95	117	(15)	204

Ending balance, June 30, 2011	$145	$459	$431	$1,784	$62	$2,881

	Commercial, financial and agricultural	Real estate - commercial	Real estate - construction	Real estate - mortgage	Obligations of states and political subdivisions	Personal	Total
Allowance for loan losses:
Ending balance	$145	$459	$431	$1,784	$—	$62	$2,881

Ending balance: individually evaluated for impairment	$—	$—	$303	$325	$—	$—	$628
Ending balance: collectively evaluted for impairment	$145	$459	$128	$1,459	$—	$62	$2,253

Loans, net of unearned interest:
Ending balance	$17,562	$58,950	$18,014	$181,431	$8,433	$7,619	$292,009

Ending balance: individually evaluated for impairment	$274	$2,322	$1,150	$3,059	$—	$—	$6,805
Ending balance: collectively evaluated for impairment	$17,288	$56,628	$16,864	$178,372	$8,433	$7,619	$285,204

As of December 31, 2011
	Commercial, financial and agricultural	Real estate - commercial	Real estate - construction	Real estate - mortgage	Obligations of states and political subdivisions	Personal	Total
As of December 31, 2011
Allowance for loan losses:
Ending balance	$195	$455	$442	$1,771	$—	$68	$2,931

Ending balance: individually evaluated for impairment	$—	$—	$343	$432	$—	$—	$775
Ending balance: collectively evaluted for impairment	$195	$455	$99	$1,339	$—	$68	$2,156

Loans, net of unearned interest:
Ending balance	$19,417	$60,774	$17,508	$176,544	$8,780	$6,658	$289,681

Ending balance: individually evaluated for impairment	$238	$2,312	$1,870	$5,119	$—	$—	$9,539
Ending balance: collectively evaluated for impairment	$19,179	$58,462	$15,638	$171,425	$8,780	$6,658	$280,142

The Company identified no loans that we determined were considered troubled debt restructurings during the period, and did not have any troubled debt restructurings as of June 30, 2012.

NOTE 11 – Fair Value Measurements

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

An asset or liabilities placement in the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

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

The following table summarizes financial assets and financial liabilities measured at fair value as of June 30, 2012 and December 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands). There were no transfers of assets between fair value Level 1 and Level 2 for the quarter ended June 30, 2012.

		(Level 1)	(Level 2)	(Level 3)
	June 30, 2012	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Measured at fair value on a recurring basis:
Debt securities available-for-sale:

Obligations of U.S. Government agencies and corporations	$76,736	$—	$76,736	$—
Obligations of state and political subdivisions	45,155	—	45,155	—
Mortgage-backed securities	2,335	—	2,335	—
Equity securities available-for-sale	997	997	—	—

Measured at fair value on a non-recurring basis:
Impaired loans	2,301	—	—	2,301

	December 31, 2011	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Other Unobservable Inputs
Measured at fair value on a recurring basis:
Debt securities available-for-sale:
Obligations of U.S. Government agencies and corporations	$67,688	$—	$67,688	$—
Obligations of state and political subdivisions	37,590	—	37,590	—
Corporate notes	1,004	—	1,004	—
Mortgage-backed securities	4,109	—	4,109	—
Equity securities available-for-sale	890	890	—	—

Measured at fair value on a non-recurring basis:
Impaired loans	3,240	—	—	3,240

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs have been used to determine fair value:

	Fair Value
June 30, 2012	Estimate	Valuation Technique	Unobservable Input	Range
Impaired loans	$2,301	Appraisal of collateral (1)	Appraisal and liquidation adjustments (2)	0% - (7)%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral that generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

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

The information presented below should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is provided only for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.

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

Interest bearing time deposits with banks  –  The estimated fair value is determined by discounting the contractual future cash flows, using the rates currently offered for deposits of similar remaining maturities.

Securities Available for Sale  –  Debt securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurement from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. Equity securities classified as available for sale are reported at fair value using Level 1 inputs.

Loans – For variable-rate loans that reprice frequently and which entail no significant changes in credit risk, carrying values approximated fair value. Substantially all commercial loans and real estate mortgages are variable rate loans. The fair value of other loans (i.e. consumer loans and fixed-rate real estate mortgages) are estimated by calculating the present value of the cash flow difference between the current rate and the market rate, for the average maturity, discounted quarterly at the market rate.

Fixed rate time deposits  –  The estimated fair value is determined by discounting the contractual future cash flows, using the rates currently offered for deposits of similar remaining maturities.

Long-term debt and other interest bearing liabilities – The fair values of long-term debt are estimated using discounted cash flow analysis, based on incremental borrowing rates for similar types of borrowing arrangements.

Commitments to extend credit and letters of credit – The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account market interest rates, the remaining terms and present credit-worthiness of the counterparties. The fair value of guarantees and letters of credit is based on fees currently charged for similar agreements.

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

Financial Instruments

(in thousands)

	June 30, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and due from banks	$10,387	$10,387	$12,074	$12,074
Interest bearing deposits with banks	14,215	$14,215	2,100	2,100
Interest bearing time deposits with banks	1,096	1,097	1,096	1,111
Securities	125,223	125,223	111,281	111,281
Restricted investment in FHLB stock	1,534	1,534	1,700	1,700
Total loans, net of allowance for loan losses	276,509	285,124	286,750	296,891
Accrued interest receivable	1,710	1,710	1,811	1,811

Financial liabilities:
Non-interest bearing deposits	65,055	65,055	64,751	64,751
Interest bearing deposits	337,423	342,325	321,914	327,857
Securities sold under agreements to repurchase	3,075	3,075	3,500	3,500
Other interest bearing liabilities	1,271	1,277	1,244	1,251
Accrued interest payable	423	423	421	421

Off-balance sheet financial instruments:
Commitments to extend credit	—	—	—	—
Letters of credit	—	—	—	—

The following presents the carrying amount, fair value and placement in the fair value hierarchy of the Company’s financial instruments not previously disclosed as of June 30, 2012. This table excludes financial instruments for which the carrying amount approximates fair value.

			(Level 1)	(Level 2)	(Level 3)
June 30, 2012	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Financial instruments—Assets
Interest bearing time deposits with banks	$1,096	$1,097	$—	$1,097	$—
Loans, net of allowance for loan losses	276,509	285,123	—	—	285,123
Financial instruments—Liabilities
Interest bearing deposits	337,423	342,325	—	342,325	—
Other interest bearing liabilities	1,271	1,277	—	1,277	—

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

General:

The following discussion relates to the consolidated financial condition of the Company as of June 30, 2012, as compared to December 31, 2011, and the consolidated results of operations for the three and six months ended June 30, 2012, compared to the same periods in 2011. This discussion should be read in conjunction with the interim consolidated financial statements and related notes included herein.

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

Financial Condition:

As of June 30, 2012, total assets increased by $15.2 million, or 3.4%, as compared to December 31, 2011. Deposits increased by $15.8 million, with non-interest bearing deposits increasing by $0.3 million and interest-bearing deposits increasing by $15.5 million.

The table below shows changes in deposit volumes by type of deposit (in thousands of dollars) between December 31, 2011 and June 30, 2012.

	June 30,	December 31,	Change
	2012	2011	$	%
Deposits:
Demand, non-interest bearing	$65,055	$64,751	$304	0.5%
NOW and money market	103,985	93,056	10,929	11.7%
Savings	59,336	50,715	8,621	17.0%
Time deposits, $100,000 and more	33,615	33,033	582	1.8%
Other time deposits	140,487	145,110	(4,623)	(3.2%)

Total deposits	$402,478	$386,665	$15,813	4.1%

Overall, total loans decreased by $9.2 million, between December 31, 2011 and June 30, 2012, as shown in the table below (in thousands of dollars). The largest dollar reduction by class occurred in the real estate – mortgage category, as more individual borrowers were attracted to the secondary market by preferential loan rates.

	June 30,	December 31,	Change
	2012	2011	$	%
Loans:
Commercial, financial and agricultural	$20,169	$19,417	$752	3.9%
Real estate—commercial	66,102	60,774	5,328	8.8%
Real estate—construction	13,219	17,508	(4,289)	(24.5%)
Real estate—mortgage	162,604	176,544	(13,940)	(7.9%)
Obligations of states and political subdivisions	12,384	8,780	3,604	41.0%
Personal	5,964	6,658	(694)	(10.4%)

Total loans	$280,442	$289,681	($9,239)	(3.2%)

A summary of the activity in the allowance for loan losses for each of the six-month periods ended June 30, 2012 and 2011 (in thousands) are presented below.

	Periods Ended June 30,
	2012	2011
Balance of allowance—January 1	$2,931	$2,824
Loans charged off	(181)	(156)
Recoveries of loans previously charged off	6	9

Net charge-offs	(175)	(147)
Provision for loan losses	1,177	204

Balance of allowance—end of period	$3,933	$2,881

Ratio of net charge-offs during period to average loans outstanding	0.06%	0.05%

As of June 30, 2012, the Company evaluated its large commercial loan relationships and other significant loans for impairment. Of the eleven loan relationships considered to be impaired, there were three loan relationships with respect to which management determined that it is probable that principal and interest will not be collected in full and for which specific reserves are deemed necessary. These conclusions were based upon the receipt of updated appraisals on real estate collateral-dependent loans within these relationships. Following is a discussion describing the situation surrounding each.

•

One loan relationship has an aggregate outstanding balance of $1,949,000 and has been recognized as being impaired for over a year. Based upon recent appraisals that have been appropriately discounted, a specific reserve of $726,000 has been established. Accordingly, a specific allocation has been included within the allowance for loan losses, adjusting the carrying value of these loans to a fair value of $1,223,000.

•

The second loan relationship with a balance of $2,004,000, was newly identified as impaired as of December 31, 2011. Collateral includes two residential properties along with raw land. The borrower purchased the raw land in 2005 with the intention to sub-divide and develop. While the property had not yet been developed, the borrower was servicing the debt satisfactorily until late in 2011, when financial constraints prevented the borrower from making scheduled payments, and the loan became more than 90 days past due at December 31, 2011. A collateral analysis was performed at that time, using certified appraisals dated two years earlier. It was determined, based on appropriate discounting against those appraisals, that a specific reserve of $107,000 was necessary. New appraisals were ordered in the first quarter of 2012 and received in early April. Because development has not begun on this property and there are no immediate plans to begin development, the updated appraisal determined that the property's highest and best use is as farmland, instead of as development property as set forth in the previous appraisal; as a result, the appraised value of the property declined significantly. Based on this updated information, and the value of the residential properties, it was determined that it would be prudent to recognize an additional specific reserve of $976,000 with respect to this relationship as of the end of the first quarter 2012. During the second quarter of 2012, the borrower has made payments on the loan, reducing the level of specific reserve needed by $45,000, resulting in a total specific reserve on this loan relationship to $1,038,000. Management believes that, based on the commitment and character of the borrower, the location of the property and other observable factors, the property will eventually be developed, although it is not certain when development will occur, or whether the ultimate loss on the relationship will be less than the amount of the specific reserve.

•	The third loan relationship has an aggregate outstanding balance of $214,000, with the amount of the impairment measured at $102,000, based a current offer on the property held for collateral.

Management believes that the specific reserves carried are adequate to cover potential future losses related to these relationships. Other loans evaluated for impairment have an aggregate outstanding balance of $4,782,000, but it was determined that there is sufficient collateral to expect full repayment, and no specific reserves were recorded. There are no other material loans classified as loss, doubtful, substandard, or special mention which management expects to significantly impact future operating results, liquidity or capital resources. Following is a summary of the Bank’s non-performing loans on June 30, 2012 as compared to December 31, 2011.

(Dollar amounts in thousands)	June 30, 2012	December 31, 2011
Non-performing loans
Nonaccrual loans	$7,635	$7,947
Accruing loans past due 90 days or more	2,232	2,743
Restructured loans	—	—

Total	$9,867	$10,690

Average loans outstanding	$285,865	$293,319

Ratio of non-performing loans to average loans outstanding	3.45%	3.64%

Stockholders’ equity increased by $114,000, or 0.2%, from December 31, 2011 to June 30, 2012. Cash dividends of $1,862,000 exceeded net income of $1,633,000 by $229,000. Securities available for sale increased slightly in market value, representing an increase in equity of $90,000, net of taxes, while cash received for treasury stock issued for stock option and stock purchase plans added $144,000 and accounting for stock-based compensation activity increased equity by $11,000. An adjustment of $98,000 was made to equity to record the amortization of the net actuarial loss of the Company’s defined benefit retirement plan.

Management is not aware of any current recommendations of applicable regulatory authorities that, if implemented, would have a material effect on the Company's liquidity, capital resources or operations.

Subsequent to June 30, 2012, the following events took place:

On July 17, 2012, the Board of Directors declared a cash dividend for the third quarter of 2012 of $0.22 per share to shareholders of record on August 15, 2012, payable on September 3, 2012.

Comparison of the Three Months Ended June 30, 2012 and 2011

Operations Overview:

Net income for the second quarter of 2012 was $1,215,000, an increase of $124,000 when compared to the second quarter of 2011. Basic and diluted earnings per share, at $0.29 in the second quarter of 2012, were 11.5% higher than in the same quarter in 2011. Presented below are selected key ratios for the two periods:

	Three Months Ended
	June 30,
	2012	2011
Return on average assets (annualized)	1.06%	0.99%
Return on average equity (annualized)	9.87%	8.68%
Average equity to average assets	10.73%	11.36%

Non-interest income, excluding securities gains, as a percentage of average assets (annualized)	1.04%	0.91%
Non-interest expense as a percentage of average assets (annualized)	2.88%	2.98%

Net Interest Income:

Net interest income was $3,681,000 for the second quarter of 2012, as compared to $3,842,000 in the same quarter in 2011. Average earning assets grew by 2.3%, while the net interest margin on a fully tax equivalent basis decreased by 25 basis points.

Interest on loans decreased $410,000, or 9.1%, in the second quarter of 2012 as compared to the same period in 2011. An average weighted yield decrease of 36 basis points lowered interest income by approximately $195,000, with the remaining decrease attributable to a lower volume of loans.

Interest earned on investment securities and money market investments decreased $25,000 in the second quarter of 2012 as compared to the second quarter of 2011, with average balances increasing $19.8 million during the period. The yield on money market investments (federal funds and interest bearing deposits) decreased by 5 basis points in the second quarter of 2012 as compared to the second quarter of 2011, due to a reduction in average balances of overnight federal funds sold. The overall pre-tax yield on the investment securities portfolio decreased during that same timeframe by 41 basis points.

Average interest-bearing deposits increased by $3.1 million, while average non-interest bearing deposits grew by $5.6 million. This increase in deposits, which was more than offset by the low general rate environment, contributed to the reduction in the cost to fund earning assets, which was reduced by 28 basis points, to 0.89%, in the second quarter of 2012.

Total average earning assets during the second quarter of 2012 were $419.8 million, compared to $410.6 million during the second quarter of 2011, yielding 4.39% in 2012 versus 4.91% in 2011. Funding costs for the earning assets were 0.89% and 1.17% for the second quarters of 2012 and 2011, respectively. Net interest margin on a fully tax-equivalent basis for the second quarter of 2012 was 3.68%. For the same period in 2011, the fully-tax equivalent net interest margin was 3.93%.

Provision for Loan Losses:

In the second quarter of 2012, the provision for loan losses was $69,000, as compared to a provision of $116,000 in the second quarter of 2011. Management regularly reviews the adequacy of the loan loss reserve and makes assessments as to specific loan impairment, historical charge-off expectations, general economic conditions in the Bank’s market area, specific loan quality and other factors. The reduced provision was primarily the result of lower loan balances outstanding. See the earlier discussion in the Financial Condition section, explaining the information used to formulate the significant increase in the provision.

Non-interest Income:

Non-interest income in the second quarter of 2012 was $1,195,000, compared to $1,002,000 in the second quarter of 2011, representing an increase of 19.3%.

Trust fee income was $20,000, or 21.3%, higher in the second quarter of 2012 as compared to the second quarter of 2011, due to a higher level of estate settlements. Commissions from sales of non-deposit products in the second quarter of 2012 were $8,000, or 12.3%, higher than in the same quarter of the previous year.

Reduced fee income from overdraft fees in the second quarter of 2012 as compared to the second quarter of 2011 caused customer service fees to decline by 8%. Fees derived from electronic payment activity through the use of debit cards remained steady in the two comparative periods.

A gain of $53,000 was recorded in the second quarter of 2012 as a result of a life insurance claim. No such activity occurred in the same quarter of the previous year.

Other non-interest income increased by $164,000, or 169.1%, primarily due to an increase in the production and sale of secondary market mortgage loans.

As a percentage of average assets, annualized non-interest income, exclusive of net gains on the sale of securities, was 1.04% in the second quarter of 2012 versus 0.91% in the same quarter of 2011.

Non-interest Expense:

Total non-interest expense was $3,220,000 in the second quarter of 2012, a decrease of $80,000, or 2.4%, as compared to the second quarter of 2011.

Employee compensation expense decreased by 3.6% in the second quarter of 2012 compared to the previous year’s second quarter, while expense related to employee benefits increased by 13.0%. The increase in benefits expense related to increased costs for employee medical insurance and the Company’s defined benefit retirement plan. Most other non-interest expense categories declined during the second quarter of 2012 versus the second quarter of 2011, including occupancy, equipment, director compensation and FDIC insurance premiums. A decrease in other non-interest expense of $34,000 was primarily due to decreased costs associated with assets in foreclosure.

As a percentage of average assets, annualized non-interest expense was 2.88% and 2.98% in the second quarter of 2012 and 2011, respectively.

Provision for income taxes:

Income tax expense in the second quarter of 2012 was $35,000 higher than in the same time period in 2011, resulting from higher income before income taxes in the 2012 period. The effective tax rate in the second quarter of 2012 was 23.4% versus 23.6% in 2011.

Comparison of the Six Months Ended June 30, 2012 and 2011

Operations Overview:

Net income for the first six months of 2012 was $1,633,000, a decrease of $697,000, or 29.9%, compared to the first six months of 2011. A large provision for loan losses was recorded in the first quarter of 2012, reflecting specific reserves recorded on three loan relationships, causing the negative variance to the prior year. Basic and diluted earnings per share were $0.39 in the first six months of 2012, representing a decrease of 29.1% from the $0.55 earned in the first six months of 2011. Annualized return on average equity for the first six months in 2012 was 6.59%, compared to the ratio for the same period in the prior year of 9.32%, a decrease of 29.3%. For the six months ended June 30, annualized return on average assets was 0.72% in 2012, versus 1.05% in 2011.

Presented below are selected key ratios for the two periods:

	Six Months Ended
	June 30,
	2012	2011
Return on average assets (annualized)	0.72%	1.05%
Return on average equity (annualized)	6.59%	9.32%
Average equity to average assets	10.93%	11.28%

Non-interest income, excluding securities gains, as a percentage of average assets (annualized)	0.99%	0.91%
Non-interest expense as a percentage of average assets (annualized)	2.85%	2.92%

Despite a reduction in net income resulting from an increase in the provision for loan losses, core earnings remained strong in the first half of 2012. The loan loss provision for the first six months of 2012, exclusive of the specific reserves identified in the first quarter, was approximately $169,000. Applying a 34% tax rate to the $1,008,000 additional provision and excluding the after-tax impact of the specific reserves, net income would have been approximately $2,298,000, return on average assets would have been 1.01%, return on average equity would have been 9.28% and earnings per share would have been $0.54. The discussion that follows explains changes in the components of net income when comparing the first six months of 2012 with the first six months of 2011.

Net Interest Income:

Net interest income was $7,420,000 for the first six months of 2012, as compared to $7,747,000 in the same period in 2011. Average earning assets grew by 2.4%, while the net interest margin on a fully tax equivalent basis decreased by 26 basis points.

Interest on loans decreased $807,000, or 8.9%, in the first half of 2012 as compared to the same period in 2011. An average weighted yield decrease of 37 basis points lowered interest income by approximately $423,000, with the remaining decrease attributable to a lower volume of loans.

Interest earned on investment securities and money market investments decreased $5,000 in the first half of 2012 as compared to 2011, despite average balances increasing $19.3 million during the period. The yield on money market investments (federal funds and interest bearing deposits) decreased by 2 basis points in the first half of 2012 as compared to the first half of 2011, due to the reduction in rates earned on interest bearing balances with other financial institutions. Likewise, the overall pre-tax yield on the investment securities portfolio decreased during that same timeframe by 36 basis points.

Average interest-bearing deposits increased by $3.8 million, while average non-interest bearing deposits grew by $7.9 million. Increases in deposits, in addition to the lower general rate environment, contributed to the reduction in the cost to fund earning assets, which was reduced by 27 basis points, to 0.92%, in the second half of 2012.

Total average earning assets during the first half of 2012 were $413.7 million, compared to $404.1 million during the first half of 2011, yielding 4.51% in 2012 versus 5.02% in 2011. Funding costs for the earning assets were 0.92% and 1.19% for the first six months of 2012 and 2011, respectively. Net interest margin on a fully tax-equivalent basis for the first six months of 2012 was 3.76%. For the same period in 2011, the fully-tax equivalent net interest margin was 4.02%.

Provision for Loan Losses:

In the first six months of 2012, the provision for loan losses was $1,177,000, as compared to a provision of $204,000 in the first six months of 2011. Management regularly reviews the adequacy of the loan loss reserve and makes assessments as to specific loan impairment, historical charge-off expectations, general economic conditions in the Bank’s market area, specific loan quality and other factors. The increased provision was primarily the result of analysis of the values of collateral securing certain impaired loans. See the earlier discussion in the Financial Condition section, explaining the information used to formulate the significant increase in the provision.

Non-interest Income:

Non-interest income in the first six months of 2012 was $2,237,000, $226,000 higher than the $2,011,000 recorded in the first six months of 2011.

Trust fee income was $13,000, or 6.3%, higher in the first half of 2012 as compared to the first half of 2011, due primarily to estate settlement fees. Commissions from sales of non-deposit products in the first half of 2012 were 4.8%, or $8,000, less than in the same period of the previous year.

Customer service fees declined by $27,000, or 4.1%, in the first six months of 2012 compared to the same period in 2011 as a direct result of fewer overdraft fees assessed on deposit accounts.

An increase of $219,000 in fees derived from the origination and sale of residential mortgage loans was primarily responsible for the increase in other noninterest income in the first half of 2012 compared to the first half of 2011. Income recorded from the equity investment in an unconsolidated subsidiary was $13,000 lower in the current year six month period than in the previous year to date. A gain of $53,000 was recorded in the first six months of 2012 as a result of a life insurance claim. No such activity occurred in the previous year.

As a percentage of average assets, annualized non-interest income, exclusive of net gains on the sale of securities, was 0.99% in the first half of 2012 versus 0.91% in the prior year through June.

Non-interest Expense:

Total non-interest expense was maintained at essentially the same level in the first six months of 2012 as compared to 2011, varying by only $2,000.

An increase in employee benefits expense, due to higher medical insurance and defined benefit costs, was offset by decreases in occupancy, equipment, director compensation, professional fees and FDIC insurance. FDIC insurance premiums decreased by $58,000 as a result of the re-formulation of assessments by the FDIC, beginning in the second quarter of 2011, effectively reducing costs for well-capitalized banks. Sales of properties carried as other real estate generated net gains of $1,000 in the first six months of 2012, as compared to a net gain of $14,000 during the same period one year earlier.

As a percentage of average assets, annualized non-interest expense was 2.85% in the first six months of 2012 as compared to 2.92% in the same period of 2011, a decrease of 7 basis points.

Provision for income taxes:

Income tax expense in the first six months of 2012 was $382,000, versus $761,000 in the same time period in 2011. The reduction in tax expense related to the reduced pre-tax income. The effective tax rate in the first half of 2012 was 18.9% versus 24.6% in 2011. The reduction in the effective rate is attributed to the higher percentage of tax-exempt income relative to pre-tax earnings in the first half of 2012.

Liquidity:

The objective of liquidity management is to ensure that sufficient funding is available, at a reasonable cost, to meet the ongoing operational cash needs of the Company and to take advantage of income producing opportunities as they arise. While the desired level of liquidity will vary depending upon a variety of factors, it is the primary goal of the Company to maintain a high level of liquidity in all economic environments. Principal sources of asset liquidity are provided by securities maturing in one year or less, other short-term investments such as federal funds sold and cash and due from banks. Liability liquidity, which is more difficult to measure, can be met by attracting deposits and maintaining the core deposit base. The Company is a member of the Federal Home Loan Bank of Pittsburgh for the purpose of providing short-term liquidity when other sources are unable to fill these needs. During the first six months of 2012, there were no borrowings from the Federal Home Loan Bank. As of June 30, 2012, the Company had no long-term debt and had unused borrowing capacity with the Federal Home Loan Bank of $136 million.

Funding derived from securities sold under agreements to repurchase (accounted for as collateralized financing transactions) is available through corporate cash management accounts for business customers. This product gives the Company the ability to pay interest on corporate checking accounts.

In view of the sources previously mentioned, management believes that the Company's liquidity is capable of providing the funds needed to meet loan demand.

Off-Balance Sheet Arrangements:

The Company’s consolidated financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk, credit risk, and interest rate risk. These commitments consist mainly of loans approved but not yet funded, unused lines of credit and outstanding letters of credit. These commitments were made using the same credit standards as on-balance sheet instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment terms. Letters of credit are conditional commitments issued to guarantee the financial performance obligation of a customer to a third party. Unused commitments and letters of credit at June 30, 2012 were $41,904,000 and $1,181,000, respectively. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Company. Management believes that any amounts actually drawn upon can be funded in the normal course of operations. The Company has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or the availability of capital resources.

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

Capital Adequacy:

Bank regulatory authorities in the United States issue risk-based capital standards. These capital standards relate a banking company’s capital to the risk profile of its assets and provide the basis by which all banking companies and banks are evaluated in terms of capital adequacy. The risk-based capital standards require all banks to have Tier 1 capital of at least 4% and total capital, including Tier 1 capital, of at least 8% of risk-adjusted assets. Tier 1 capital includes common stockholders’ equity and qualifying perpetual preferred stock together with related surpluses and retained earnings. Total capital is comprised of Tier 1 capital, limited life preferred stock, qualifying debt instruments, and the reserves for possible loan losses. Banking regulators have also issued leverage ratio requirements. The leverage ratio requirement is measured as the ratio of Tier 1 capital to adjusted average assets. At June 30, 2012, the Bank exceeded the regulatory requirements to be considered a "well capitalized" financial institution, i.e., a leverage ratio exceeding 5%, Tier 1 capital exceeding 6% and total capital exceeding 10%.

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

Recent declines and volatility in the values of financial institution stocks have significantly reduced the likelihood of realizing significant gains in the near-term. Although the Company has realized occasional gains from this portfolio in the past, the primary objective of the portfolio is to achieve value appreciation in the long term while earning consistent attractive after-tax yields from dividends. The carrying value of the financial institutions stocks accounted for 0.2% of the Company’s total assets as of June 30, 2012. Management performs an impairment analysis on the entire investment portfolio, including the financial institutions stocks, on a quarterly basis. For the six months ended June 30, 2012, no “other-than-temporary” impairment was identified. There is no assurance that further declines in market values of the common stock portfolio in the future will not result in “other-than-temporary” impairment charges, depending upon facts and circumstances present.

The equity investments in the Company’s portfolio had an adjusted cost basis of approximately $985,000 and a fair value of $997,000 at June 30, 2012. Net unrealized gains in this portfolio were approximately $12,000 at June 30, 2012.

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

The primary objective of the Company’s asset-liability management process is to maximize current and future net interest income within acceptable levels of interest rate risk while satisfying liquidity and capital requirements. Management recognizes that a certain amount of interest rate risk is inherent, appropriate and necessary to ensure profitability. A simulation analysis is used to assess earnings and capital at risk from movements in interest rates. The model considers three major factors of (1) volume differences, (2) repricing differences, and (3) timing in its income simulation. As of the most recent model run, data was disseminated into appropriate repricing buckets, based upon the static position at that time. The interest-earning assets and interest-bearing liabilities were assigned a multiplier to simulate how much that particular balance sheet item would re-price when interest rates change. Finally, the estimated timing effect of rate changes is applied, and the net interest income effect is determined on a static basis (as if no other factors were present). As the table below indicates, based upon rate shock simulations on a static basis, the Company’s balance sheet is relatively rate-neutral as rates decline. Each 100 basis point increase results in approximately $372,000 decline in net interest income in the static environment. This negative effect of rising rates is offset to a large degree by the positive effect of imbedded options that include loans floating above their floors and likely internal deposit pricing strategies. After applying the effects of options, over a one-year period, the net effect of an immediate 100, 200, 300 and 400 basis point rate increase would change net interest income by $28,000, $79,000, $(964,000) and $(1,080,000), respectively. Rate shock modeling was done for a declining rate of 25 basis points only, as the federal funds target rate currently is between zero and 0.25%. As the table below indicates, the net effect of interest rate risk on net interest income is essentially neutral in a rising rate environment through a 200 basis point increase. Juniata’s rate risk policies provide for maximum limits on net interest income that can be at risk for 100 through 400 basis point changes in interest rates.

Effect of Interest Rate Risk on Net Interest Income (Dollars in thousands)
	Change in Net	Change in Net
Change in	Interest Income	Interest Income	Total Change in
Interest Rates	Due to Interest	Due to Imbedded	Net Interest
(Basis Points)	Rate Risk (Static)	Options	Income
400	$(1,487)	$407	$(1,080)
300	(1,115)	151	(964)
200	(743)	822	79
100	(372)	400	28
0	—	—	—
-25	93	(50)	43

The net interest income at risk position remained within the guidelines established by the Company’s asset/liability policy.

No material change has been noted in the Bank’s equity value at risk. Please refer to the Annual Report on Form 10-K as of December 31, 2011 for further discussion of this topic.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2012, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined by the Securities Exchange Act of 1934 (“Exchange Act”), Rule 13a-15(e). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting.

PART II—OTHER INFORMATION

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company made no repurchases of its common stock in the quarter ended June 30, 2012:

On March 23, 2001, the Company announced plans to buy back 100,000 (200,000 on a post-split basis) shares of its common stock. There is no expiration date to this buyback plan, but subsequent to the initial plan, the Board of Directors authorized the repurchase of 400,000 additional shares in 2005 and then authorized 200,000 additional shares in September of 2008. As of August 8, 2012, the number of shares that may yet be purchased under the program was 88,186. No repurchase plan or program expired during the quarter. The Company has no stock repurchase plan or program that it has determined to terminate prior to expiration or under which it does not intend to make further purchases.

Certain regulatory restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. At June 30, 2012, $38,671,000 of undistributed earnings of the Bank, included in the consolidated stockholders’ equity, was available for distribution to the Company as dividends without prior regulatory approval, subject to the regulatory capital requirements above.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4. MINE SAFETY DISCLOSURES

Not applicable

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS

3.1	—	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 4.1 to the Company’s Form S-3 Registration Statement No.333-129023 filed with the SEC on October 14, 2005)

3.2	—	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s report on Form 8-K filed with the SEC on December 21, 2007)

3.3	—	Bylaw Amendment – (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 28, 2012

31.1	—	Rule 13a – 14(a)/15d – 14(a) Certification of President and Chief Executive Officer

31.2	—	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Financial Officer

32.1	—	Section 1350 Certification of President and Chief Executive Officer

32.2	—	Section 1350 Certification of Chief Financial Officer

101.LAB**	—	XBRL Taxonomy Extension Label Linkbase

101.PRE**	—	XBRL Taxonomy Extension Presentation Linkbase

101.INS**	—	XBRL Instance Document

101.SCH**	—	XBRL Taxonomy Extension Schema

101.CAL**	—	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	—	XBRL Taxonomy Extension Definition Linkbase

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Juniata Valley Financial Corp. (Registrant)

Date 08-09-2012	By	/s/ Marcie A. Barber
Marcie A. Barber, President and Chief Executive Officer (Principal Executive Officer)

Date 08-09-2012	By	/s/ JoAnn N. McMinn
JoAnn N. McMinn, Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)