Form 10-Q
period 2012-09-30
JUNIATA VALLEY FINANCIAL CORP
filed 2012-11-09
CIK 714712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 8, 2012
Common Stock ($1.00 par value)	4,233,490 shares

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Financial Condition

(Unaudited, in thousands, except share data)

	September 30,	December 31,
	2012	2011
ASSETS
Cash and due from banks	$9,239	$12,074
Interest bearing deposits with banks	7,608	2,100

Cash and cash equivalents	16,847	14,174
Interest bearing time deposits with banks	847	1,096
Securities available for sale	124,737	111,281
Restricted investment in Federal Home Loan Bank (FHLB) stock	1,387	1,700
Investment in unconsolidated subsidiary	3,939	3,796

Total loans	278,347	289,681
Less: Allowance for loan losses	(3,420)	(2,931)

Total loans, net of allowance for loan losses	274,927	286,750
Premises and equipment, net	6,441	6,710
Other real estate owned	913	427
Bank owned life insurance and annuities	14,301	14,069
Equity investment in low income housing project	2,303	393
Core deposit intangible	175	209
Goodwill	2,046	2,046
Accrued interest receivable and other assets	5,985	4,782

Total assets	$454,848	$447,433

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$66,080	$64,751
Interest bearing	327,229	321,914

Total deposits	393,309	386,665

Securities sold under agreements to repurchase	4,268	3,500
Other interest bearing liabilities	1,282	1,244
Accrued interest payable and other liabilities	5,887	6,304

Total liabilities	404,746	397,713
Stockholders’ Equity:
Preferred stock, no par value:
Authorized - 500,000 shares, none issued	—	—
Common stock, par value $1.00 per share:
Authorized - 20,000,000 shares
Issued - 4,745,826 shares
Outstanding -
4,233,490 shares at September 30, 2012;
4,228,218 shares at December 31, 2011	4,746	4,746
Surplus	18,340	18,363
Retained earnings	38,872	38,900
Accumulated other comprehensive loss	(1,931)	(2,256)
Cost of common stock in Treasury:
512,336 shares at September 30, 2012;
517,608 shares at December 31, 2011	(9,925)	(10,033)

Total stockholders’ equity	50,102	49,720

Total liabilities and stockholders’ equity	$454,848	$447,433

See accompanying notes to consolidated financial statements.

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Income

(Unaudited)

(in thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Interest income:
Loans, including fees	$3,930	$4,401	$12,199	$13,477
Taxable securities	337	328	1,004	894
Tax-exempt securities	190	222	554	689
Federal funds sold	—	1	—	5
Other interest income	7	8	23	23

Total interest income	4,464	4,960	13,780	15,088

Interest expense:
Deposits	891	1,162	2,774	3,528
Securities sold under agreements to repurchase	1	1	2	2
Other interest bearing liabilities	6	6	18	20

Total interest expense	898	1,169	2,794	3,550

Net interest income	3,566	3,791	10,986	11,538
Provision for loan losses	60	60	1,237	264

Net interest income after provision for loan losses	3,506	3,731	9,749	11,274

Non-interest income:
Trust fees	85	109	305	316
Customer service fees	323	354	957	1,015
Debit card fee income	202	204	611	603
Earnings on bank-owned life insurance and annuities	134	123	345	366
Commissions from sales of non-deposit products	128	53	288	221
Income from unconsolidated subsidiary	62	66	180	197
Gain on calls of securities	—	—	2	6
Gain on sales of loans	208	—	420	—
Gain from life insurance proceeds	—	—	53	—
Fees derived from loan activity	56	39	146	115
Other non-interest income	55	57	183	177

Total non-interest income	1,253	1,005	3,490	3,016

Non-interest expense:
Employee compensation expense	1,314	1,318	3,881	3,910
Employee benefits	500	334	1,513	1,158
Occupancy	231	236	689	731
Equipment	125	138	384	439
Data processing expense	364	336	1,074	995
Director compensation	58	74	177	221
Professional fees	105	111	286	341
Taxes, other than income	115	123	346	374
FDIC Insurance premiums	82	73	242	291
Loss (gain) on sales of other real estate owned	4	(14)	3	(28)
Amortization of intangibles	12	12	34	34
Other non-interest expense	363	368	1,109	1,106

Total non-interest expense	3,273	3,109	9,738	9,572

Income before income taxes	1,486	1,627	3,501	4,718
Provision for income taxes	354	413	736	1,174

Net income	$1,132	$1,214	$2,765	$3,544

Earnings per share
Basic	$0.27	$0.29	$0.65	$0.84
Diluted	$0.27	$0.29	$0.65	$0.83
Cash dividends declared per share	$0.22	$0.22	$0.66	$0.64
Weighted average basic shares outstanding	4,235,207	4,236,168	4,231,718	4,243,273
Weighted average diluted shares outstanding	4,236,542	4,239,872	4,234,008	4,246,533

See accompanying notes to consolidated financial statements.

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
	Before	Tax Expense		Before	Tax Expense
	Tax	or	Net-of-Tax	Tax	or	Net-of-Tax
	Amount	(Benefit)	Amount	Amount	(Benefit)	Amount
Net income	$1,486	$354	$1,132	$1,627	$413	$1,214
Other comprehensive income:
Unrealized gains (losses) on available for sale securities:
Unrealized gains arising during the period	134	45	89	147	50	97
Unrealized gains (losses) from unconsolidated subsidiary	(1)	—	(1)	1	—	1
Change in pension liability	74	25	49	40	14	26

Other comprehensive income	207	70	137	188	64	124

Total comprehensive income	$1,693	$424	$1,269	$1,815	$477	$1,338

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
	Before	Tax Expense		Before	Tax Expense
	Tax	or	Net-of-Tax	Tax	or	Net-of-Tax
	Amount	(Benefit)	Amount	Amount	(Benefit)	Amount
Net income	$3,501	$736	$2,765	$4,718	$1,174	$3,544
Other comprehensive income:
Unrealized gains (losses) on available for sale securities:
Unrealized gains arising during the period	273	92	181	556	189	367
Unrealized gains (losses) from unconsolidated subsidiary	(2)	—	(2)	6	—	6
Less reclassification adjustment for:
gains included in net income	(2)	(1)	(1)	(6)	(2)	(4)
Change in pension liability	222	75	147	118	40	78

Other comprehensive income	491	166	325	674	227	447

Total comprehensive income	$3,992	$902	$3,090	$5,392	$1,401	$3,991

See accompanying notes to consolidated financial statements.

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(in thousands, except share data)

	Nine Months Ended September 30, 2012
	Number				Accumulated
	of				Other		Total
	Shares	Common		Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Surplus	Earnings	Loss	Stock	Equity
Balance at January 1, 2012	4,228,218	$4,746	$18,363	$38,900	$(2,256)	$(10,033)	$49,720
Net income				2,765			2,765
Other comprehensive income					325		325
Cash dividends at $0.66 per share				(2,793)			(2,793)
Stock-based compensation			17				17
Purchase of treasury stock	(4,664)					(85)	(85)
Treasury stock issued for stock option and stock purchase plans	9,936		(40)			193	153

Balance at September 30, 2012	4,233,490	$4,746	$18,340	$38,872	$(1,931)	$(9,925)	$50,102

	Nine Months Ended September 30, 2011
	Number				Accumulated
	of				Other		Total
	Shares	Common		Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Surplus	Earnings	Loss	Stock	Equity
Balance at January 1, 2011	4,257,765	$4,746	$18,354	$37,868	$(1,465)	$(9,527)	$49,976
Net income				3,544			3,544
Other comprehensive income					447		447
Cash dividends at $0.64 per share				(2,716)			(2,716)
Stock-based compensation			19				19
Purchase of treasury stock	(24,500)					(417)	(417)
Treasury stock issued for stock option and stock purchase plans	2,903		(10)			56	46

Balance at September 30, 2011	4,236,168	$4,746	$18,363	$38,696	$(1,018)	$(9,888)	$50,899

See accompanying notes to consolidated financial statements.

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2012	2011
Operating activities:
Net income	$2,765	$3,544
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,237	264
Depreciation	396	447
Net amortization of securities premiums	298	271
Net amortization of loan origination costs	13	33
Deferred net loan origination fees (costs)	(53)	8
Amortization of core deposit intangible	34	34
Net realized gains on sales or calls of securities	(2)	(6)
Net losses (gains) on sales of other real estate owned	3	(28)
Earnings on bank owned life insurance and annuities	(345)	(366)
Deferred income tax expense (benefit)	(138)	45
Equity in earnings of unconsolidated subsidiary, net of dividends of $35 and $19	(145)	(178)
Stock-based compensation expense	17	19
Mortgage loans originated for sale	(7,845)	—
Proceeds from loans sold to others	8,193	—
Net gains on sales of loans	(420)	—
Increase in accrued interest receivable and other assets	(1,163)	(538)
Increase (decrease) in accrued interest payable and other liabilities	(137)	118

Net cash provided by operating activities	2,708	3,667

Investing activities:
Purchases of:
Securities available for sale	(71,427)	(76,365)
Premises and equipment	(127)	(168)
Bank owned life insurance and annuities	(65)	(66)
Proceeds from:
Maturities of and principal repayments on:
Securities available for sale	57,948	44,218
Redemption of FHLB stock	313	298
Bank owned life insurance and annuities	11	20
Proceeds from life insurance claim	147	—
Sale of other real estate owned	504	479
Sale of other assets	2	9
Investment in low income housing partnership	(1,910)	—
Net decrease in interest bearing time deposits	249	249
Net decrease in loans receivable	9,633	5,276

Net cash used in investing activities	(4,722)	(26,050)

Financing activities:
Net increase in deposits	6,644	18,321
Net increase (decrease) in securities sold under agreements to repurchase	768	(257)
Cash dividends	(2,793)	(2,716)
Purchase of treasury stock	(85)	(417)
Treasury stock issued for employee stock plans	153	46

Net cash provided by financing activities	4,687	14,977

Net increase (decrease) in cash and cash equivalents	2,673	(7,406)
Cash and cash equivalents at beginning of year	14,174	25,276

Cash and cash equivalents at end of year	$16,847	$17,870

Supplemental information:
Interest paid	$2,767	$3,512
Income taxes paid	825	1,075
Supplemental schedule of noncash investing and financing activities:
Transfer of loans to other real estate owned	$993	$251
Transfer of loans to other assets	—	9

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (U.S. GAAP) for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. For comparative purposes, whenever necessary, the 2011 balances have been reclassified to conform to the 2012 presentation. Such reclassifications, if any, had no impact on net income. Operating results for the three and nine month periods ended September 30, 2012, are not necessarily indicative of the results for the year ended December 31, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in Juniata Valley Financial Corp.’s Annual Report on Form 10-K for the year ended December 31, 2011.

The Company has evaluated events and transactions occurring subsequent to the statement of financial condition date of September 30, 2012 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

NOTE 2 – Recent Accounting Pronouncements

There were no new accounting pronouncements affecting the Company during the current quarter.

NOTE 3 – Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss, net of tax consisted of the following (in thousands):

	9/30/2012	12/31/2011
Unrealized gains on available for sale securities	$1,001	$823
Unrecognized expense for defined benefit pension	(2,932)	(3,079)

Accumulated other comprehensive loss	$(1,931)	$(2,256)

NOTE 4 – Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months	Three Months
	Ended	Ended
(Amounts, except earnings per share, in thousands)	September 30, 2012	September 30, 2011
Net income	$1,132	$1,214
Weighted-average common shares outstanding	4,235	4,236

Basic earnings per share	$0.27	$0.29

Weighted-average common shares outstanding	4,235	4,236
Common stock equivalents due to effect of stock options	1	4

Total weighted-average common shares and equivalents	4,236	4,240

Diluted earnings per share	$0.27	$0.29

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2012	September 30, 2011
Net income	$2,765	$3,544
Weighted-average common shares outstanding	4,232	4,243

Basic earnings per share	$0.65	$0.84

Weighted-average common shares outstanding	4,232	4,243
Common stock equivalents due to effect of stock options	2	3

Total weighted-average common shares and equivalents	4,234	4,246

Diluted earnings per share	$0.65	$0.83

NOTE 5 – Commitments, Contingent Liabilities and Guarantees

In the ordinary course of business, the Company makes commitments to extend credit to its customers through letters of credit, loan commitments and lines of credit. At September 30, 2012, the Company had $41,551,000 outstanding in loan commitments and other unused lines of credit extended to its customers as compared to $38,033,000 at December 31, 2011.

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its letters of credit. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, letters of credit have expiration dates within one year of issuance. The credit risk involved in issuing letters of credit is essentially the same as the risks that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. The Company had outstanding $1,202,000 and $1,067,000 of letters of credit commitments as of September 30, 2012 and December 31, 2011, respectively. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of September 30, 2012 for payments under letters of credit issued was not material. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk.

NOTE 6 – Defined Benefit Retirement Plan

The Company had a defined benefit retirement plan covering substantially all of its employees, prior to January 1, 2008. Effective January 1, 2008, the plan was amended to close the plan to new entrants. The benefits under the plan are based on years of service and the employees’ compensation. The Company’s funding policy allows contributions annually up to the maximum amount that can be deducted for federal income taxes purposes. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. The Company has made no contributions in the first nine months of 2012 and does not expect to contribute to the defined benefit plan in the remainder of 2012. Pension expense included the following components for the three and nine month periods ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2012	2011	2012	2011
Components of net periodic pension cost
Service cost	$55	$48	$166	$144
Interest cost	113	119	338	358
Expected return on plan assets	(148)	(158)	(443)	(474)
Amortization of net loss	74	38	222	114

Net periodic pension cost	$94	$47	$283	$142

On September 18, 2012, the Company’s Board of Directors approved a plan to freeze future benefit accruals in the defined benefit plan effective on December 31, 2012.

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

Included in the purchase price of the branch were goodwill and core deposit intangible of $2,046,000 and $449,000, respectively. The core deposit intangible is being amortized over a ten-year period on a straight line basis. For the three-month periods ending September 30, 2012 and September 30, 2011, amortization expense was $12,000. During the first nine months of 2012 and 2011, amortization expense was $34,000 in each period. Accumulated amortization of core deposit intangible through September 30, 2012 was $273,000. The goodwill is not amortized, but is measured annually for impairment or more frequently if certain events occur which might indicate goodwill has been impaired. There was no impairment of goodwill during the nine month periods ended September 30, 2012 or 2011.

NOTE 8 – Investment in Unconsolidated Subsidiary

The Company owns 39.16% of the outstanding common stock of Liverpool Community Bank (LCB), Liverpool, PA. This investment is accounted for under the equity method of accounting. The investment is being carried at $3,939,000 as of September 30, 2012. The Company increases its investment in LCB for its share of earnings and decreases its investment by any dividends received from LCB. A loss in value of the investment which is other than a temporary decline would be recognized in earnings. Evidence of a loss in value that is other than temporary might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of LCB to sustain an earnings capacity which would justify the carrying amount of the investment.

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

In instances when a determination is made that an other-than-temporary impairment exists and the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, the other-than-temporary impairment is separated into the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and the amount of the total other-than-temporary impaired related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors for securities available for sale is recognized in other comprehensive income.

The Company’s investment portfolio includes primarily bonds issued by U.S. Government sponsored agencies (approximately 60%) and municipalities (approximately 39%) as of September 30, 2012. Most of the municipal bonds are general obligation bonds with maturities or pre-refunding dates within 5 years. The remaining 1% of the portfolio includes mortgage-backed securities issued by Government-sponsored agencies and backed by residential mortgages and a group of equity investments in other financial institutions. The amortized cost and fair value of securities as of September 30, 2012 and December 31, 2011, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because the securities may be called or prepaid with or without prepayment penalties.

	September 30, 2012
Securities Available for Sale			Gross	Gross
	Amortized	Fair	Unrealized	Unrealized
Type and maturity	Cost	Value	Gains	Losses
Obligations of U.S. Government agencies and corporations
Within one year	$5,401	$5,449	$48	$—
After one year but within five years	50,791	51,428	637	—
After five years but within ten years	14,502	14,606	104	—

	70,694	71,483	789	—
Obligations of state and political subdivisions
Within one year	12,006	12,066	60	—
After one year but within five years	32,873	33,196	339	(16)
After five years but within ten years	2,537	2,760	223	—
After ten years	923	931	8	—

	48,339	48,953	630	(16)
Mortgage-backed securities	3,225	3,266	41	—
Equity securities	985	1,035	156	(106)

Total	$123,243	$124,737	$1,616	$(122)

	December 31, 2011
Securities Available for Sale			Gross	Gross
	Amortized	Fair	Unrealized	Unrealized
Type and maturity	Cost	Value	Gains	Losses
Obligations of U.S. Government agencies and corporations
Within one year	$2,918	$2,947	$29	$—
After one year but within five years	51,629	52,202	584	(11)
After five years but within ten years	12,497	12,539	42	—

	67,044	67,688	655	(11)
Obligations of state and political subdivisions
Within one year	11,076	11,154	78	—
After one year but within five years	21,944	22,289	369	(24)
After five years but within ten years	3,976	4,147	173	(2)

	36,996	37,590	620	(26)
Corporate notes
After one year but within five years	1,000	1,004	4	—

	1,000	1,004	4	—
Mortgage-backed securities	4,035	4,109	74	—
Equity securities	985	890	97	(192)

Total	$110,060	$111,281	$1,450	$(229)

The following table shows gross unrealized losses and fair value, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2012 and December 31, 2011 (in thousands):

	Unrealized Losses at September 30, 2012
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of state and political subdivisions	$6,213	$(16)	$—	$—	$6,213	$(16)

Debt securities	6,213	(16)	—	—	6,213	(16)
Equity securities	40	(2)	244	(104)	284	(106)

Total temporarily impaired securities	$6,253	$(18)	$244	$(104)	$6,497	$(122)

	Unrealized Losses at December 31, 2011
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. Government agencies and corporations	$6,489	$(11)	$—	$—	$6,489	$(11)
Obligations of state and political subdivisions	4,321	(26)	—	—	4,321	(26)

Debt securities	10,810	(37)	—	—	10,810	(37)
Equity securities	423	(80)	232	(112)	655	(192)

Total temporarily impaired securities	$11,233	$(117)	$232	$(112)	$11,465	$(229)

The unrealized losses noted above are considered to be temporary impairments. There are 17 debt securities that were in an unrealized loss position on September 30, 2012, but none that have had unrealized losses for more than 12 months. We believe that the decline in the value of our debt securities is due only to interest rate fluctuations, rather than erosion of quality. As a result, we also believe that the payment of contractual cash flows, including principal repayment, is not at risk. As management does not intend to sell the securities, does not believe the Company will be required to sell the securities before recovery and expects to recover the entire amortized cost basis, none of the debt securities are deemed to be other-than-temporarily impaired.

Equity securities owned by the Company consist of common stock of various financial services providers (“Bank Stocks”) and are evaluated quarterly for evidence of other-than-temporary impairment. There were nine equity securities that were in an unrealized loss position on September 30, 2012, and eight of those that comprise a group of securities with unrealized losses for 12 months or more. Individually, none of these eight equity securities have significant unrealized losses. Of the eight equity securities that have sustained unrealized losses for more than 12 months, six have increased in fair value during the first nine months of 2012, indicating the possibility of full recovery and therefore are deemed to be temporarily impaired. Of the two remaining stocks experiencing sustained unrealized losses, the amount of individual loss is not material and increases in value were noted, at times, in 2012. Management has identified no other-than-temporary impairment as of, or for the periods ended, September 30, 2012 in the equity portfolio. Management continues to track the performance of each stock owned to determine if it is prudent to deem any further other-than-temporary impairment charges. Management has the ability and intent to hold its equity securities until recovery of unrealized losses.

Certain obligations of the U.S. Government and state and political subdivisions are pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law. The fair value of the pledged assets amounted to $28,900,000 and $25,953,000 at September 30, 2012 and December 31, 2011, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Gross proceeds from sales of securities	$—	$—	$—	$—
Securities available for sale:
Gross realized gains from called securities	$—	$—	$2	$6
Gross realized losses	—	—	—	—

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

The Company also originates residential mortgage loans with the intent to sell. These individual loans are normally funded by the buyer immediately. The Company maintains servicing rights on these loans, and fair value of the servicing right is carried as a component of other assets.

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

In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination, which may not be currently available to management. Based on management’s comprehensive analysis of the loan portfolio, management believes the level of the allowance for loan losses as of September 30, 2012 to be adequate.

There are two components of the allowance: a specific component for loans that are deemed to be impaired; and a general component for contingencies.

A large commercial loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. (i.e., “large” loan, or group of like-loans within one relationship, is defined as a commercial/business loan, including business loans secured by 1-4 family properties included in the real estate-mortgage category, with an aggregate outstanding balance in excess of $150,000, or any other loan that management deems to have similar characteristics to an impaired large loan) Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loans and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial segment loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent. The estimated fair values of substantially all of the Company’s impaired loans are measured based on the estimated fair value of the loan’s collateral. For commercial loans secured with real estate, estimated fair values are determined primarily through third-party appraisals. When a real estate secured loan becomes impaired, a decision is made regarding whether an updated certified appraisal of the real estate is necessary. This decision is based on various considerations, including the age of the most recent appraisal, the loan-to-value ratio based on the current appraisal and the condition of the property. Appraised values may be discounted to arrive at the estimated selling price of the collateral, which is considered to be the estimated fair value. The discounts also include the estimated costs to sell the property. For commercial loans secured by non-real estate collateral, estimated fair values are determined based on the borrower’s financial statements, inventory reports, aging accounts receivable, equipment appraisals or invoices. Indications of value from these sources are generally discounted based on the age of the financial information or the quality of the assets. For such loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The Bank generally does not separately identify individual consumer segment loans for impairment disclosures, unless such loans are subject to a restructuring agreement.

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

The component of the allowance for contingencies relates to other loans that have been segmented into risk rated categories. The borrower’s overall financial condition, repayment sources, guarantors and value of collateral, if appropriate, are evaluated quarterly or when credit deficiencies arise, such as delinquent loan payments. Credit quality risk ratings include regulatory classifications of special mention, substandard, doubtful and loss. Loans classified as special mention have potential weaknesses that deserve management’s close attention. If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects. Loans classified as substandard have one or more well-defined weaknesses that jeopardize the liquidation of the debt. Substandard loans include loans that are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified doubtful have all the weaknesses inherent in loans classified substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable. Loans classified as a loss are considered uncollectible and are charged to the allowance for loan losses. Loans not classified are rated pass. Specific reserves may be established for larger, individual classified loans as a result of this evaluation, as discussed above. Remaining loans are categorized into large groups of smaller balance homogeneous loans and are collectively evaluated for impairment. This computation is generally based on historical loss experience adjusted for qualitative factors. The historical loss experience is averaged over a ten-year period for each of the portfolio segments. The ten-year timeframe was selected in order to capture activity over a wide range of economic conditions and has been consistently used for the past six years. The qualitative risk factors are reviewed for relevancy each quarter and include:

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

Commercial, Financial and Agricultural Lending

The Company originates commercial, financial and agricultural loans primarily to businesses located in its primary market area and surrounding areas. These loans are used for various business purposes, which include short-term loans and lines of credit to finance machinery and equipment purchases, inventory and accounts receivable. Generally, the maximum term for loans extended on machinery and equipment is shorter and does not exceed the projected useful life of such machinery and equipment. Most business lines of credit are written with a five year maturity, subject to an annual review.

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

Personal Lending

The Company offers a variety of secured and unsecured personal loans, including vehicle loans, mobile home loans and loans secured by savings deposits as well as other types of personal loans.

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

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of September 30, 2012 and December 31, 2011 (in thousands):

As of September 30, 2012	Pass	Special Mention	Substandard	Doubtful	Total
Commercial, financial and agricultural	$16,734	$1,151	$1,338	$—	$19,223
Real estate—commercial	53,127	9,008	4,084	40	66,259
Real estate—construction	10,680	779	893	2,399	14,751
Real estate—mortgage	148,454	5,355	1,688	2,839	158,336
Obligations of states and political subdivisions	14,303				14,303
Personal	5,462	10	3		5,475

Total	$248,760	$16,303	$8,006	$5,278	$278,347

As of December 31, 2011	Pass	Special Mention	Substandard	Doubtful	Total
Commercial, financial and agricultural	$17,657	$671	$1,089	$—	$19,417
Real estate—commercial	48,108	8,898	3,768	—	60,774
Real estate—construction	14,616	1,022	720	1,150	17,508
Real estate—mortgage	161,607	7,513	3,758	3,666	176,544
Obligations of states and political subdivisions	8,780	—	—	—	8,780
Personal	6,640	18	—	—	6,658

Total	$257,408	$18,122	$9,335	$4,816	$289,681

The Company has certain loans in its portfolio that are considered to be impaired. It is the policy of the Company to recognize income on impaired loans that have been transferred to nonaccrual status on a cash basis, only to the extent that it exceeds principal balance recovery. Until an impaired loan is placed on nonaccrual status, income is recognized on the accrual basis. Collateral analysis is performed on each impaired loan at least quarterly and results are used to determine if a specific reserve is necessary to adjust the carrying value of each individual loan down to the estimated fair value. Generally, specific reserves are carried against impaired loans based upon estimated collateral value until a confirming loss event occurs or until termination of the credit is scheduled through liquidation of the collateral or foreclosure. Charge off will occur when a confirmed loss is identified. Professional appraisals of collateral, discounted for expected selling costs, are used to determine the charge-off amount. The following tables summarize information regarding impaired loans by portfolio class as of September 30, 2012 and December 31, 2011 (in thousands):

	As of September 30, 2012			As of December 31, 2011
Impaired loans	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial, financial and agricultural	$181	$181	$—	$238	$238	$—
Real estate—commercial	2,713	2,713	—	2,312	2,312	—
Real estate—construction	1,297	1,297	—	720	720	—
Real estate—mortgage	362	362	—	2,254	2,254	—
With an allowance recorded:
Real estate—construction	$1,102	$1,102	$284	$1,150	$1,150	$343
Real estate—mortgage	2,319	2,319	1,072	2,865	2,865	432
Total:
Commercial, financial and agricultural	$181	$181	$—	$238	$238	$—
Real estate—commercial	2,713	2,713	—	2,312	2,312	—
Real estate—construction	2,399	2,399	284	1,870	1,870	343
Real estate—mortgage	2,681	2,681	1,072	5,119	5,119	432

	$7,974	$7,974	$1,356	$9,539	$9,539	$775

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
	Average	Interest	Cash Basis	Average	Interest	Cash Basis
	Recorded	Income	Interest	Recorded	Income	Interest
Impaired loans	Investment	Recognized	Income	Investment	Recognized	Income
With no related allowance recorded:
Commercial, financial and agricultural	$189	$4	$—	$265	$4	$—
Real estate—commercial	2,730	10	3	2,331	29	—
Real estate—construction	1,297	—	—	360	36	—
Real estate—mortgage	452	—	—	2,009	5	—
With an allowance recorded:
Commercial financial and agricultural	$—	$—	$—	$—	$—	$—
Real estate—commercial	—	—	—	—	—	—
Real estate—construction	1,108	—	11	1,150	—	—
Real estate—mortgage	2,686	—	—	1,049	—	—
Total:
Commercial, financial and agricultural	$189	$4	$—	$265	$4	$—
Real estate—commercial	2,730	10	3	2,331	29	—
Real estate—construction	2,405	—	11	1,510	36	—
Real estate—mortgage	3,138	—	—	3,058	5	—

	$8,462	$14	$14	$7,164	$74	$—

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
Impaired loans	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income
With no related allowance recorded:
Commercial, financial and agricultural	$210	$11	$—	$282	$14	$—
Real estate—commercial	2,513	91	3	2,357	97	2
Real estate—construction	1,009	—	—	305	36	—
Real estate—mortgage	1,308	—	—	2,118	18	3

With an allowance recorded:
Commercial financial and agricultural	$—	$—	$—	$—	$—	$—
Real estate—commercial	—	—	—	—	—	—
Real estate—construction	1,126	—	11	1,025	—	—
Real estate—mortgage	2,592	—	—	1,143	—	—

Total:
Commercial, financial and agricultural	$210	$11	$—	$282	$14	$—
Real estate—commercial	2,513	91	3	2,357	97	2
Real estate—construction	2,135	—	11	1,330	36	—
Real estate—mortgage	3,900	—	—	3,261	18	3

	$8,758	$102	$14	$7,230	$165	$5

The following table presents nonaccrual loans by classes of the loan portfolio as of September 30, 2012 and December 31, 2011 (in thousands):

Nonaccrual loans:	September 30, 2012	December 31, 2011
Commercial, financial and agricultural	$—	$2
Real estate—commercial	1,094	520
Real estate—construction	2,399	1,497
Real estate—mortgage	3,653	5,928

Total	$7,146	$7,947

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of September 30, 2012 and December 31, 2011 (in thousands):

As of September 30, 2012	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans Past Due greater than 90 Days and Accruing
Commercial, financial and agricultural	$1	$4	$198	$203	$19,020	$19,223	$198
Real estate—commercial	569	184	2,438	3,191	63,068	66,259	1,344
Real estate—construction	14	59	2,354	2,427	12,324	14,751	157
Real estate—mortgage	3,624	906	4,286	8,816	149,520	158,336	827
Obligations of states and political subdivisions	—	—	—	—	14,303	14,303	—
Personal	21	24	6	51	5,424	5,475	6

Total	$4,229	$1,177	$9,282	$14,688	$263,659	$278,347	$2,532

As of December 31, 2011	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans Past Due greater than 90 Days and Accruing
Commercial, financial and agricultural	$220	$2	$30	$252	$19,165	$19,417	$30
Real estate—commercial	245	466	1,319	2,030	58,744	60,774	799
Real estate—construction	278	32	2,030	2,340	15,168	17,508	533
Real estate—mortgage	2,871	145	7,303	10,319	166,225	176,544	1,375
Obligations of states and political subdivisions	—	—	—	—	8,780	8,780	—
Personal	50	11	6	67	6,591	6,658	6

Total	$3,664	$656	$10,688	$15,008	$274,673	$289,681	$2,743

The following tables summarize the allowance for loan losses and recorded investments in loans receivable (in thousands):

As of, and for the periods ended, September 30, 2012

Allowance for loan losses:	Commercial, financial and agricultural	Real estate - commercial	Real estate - construction	Real estate - mortgage	Personal	Total
Beginning Balance, July 1, 2012	$203	$432	$364	$2,873	$61	$3,933
Charge-offs	(5)	—	—	(569)	—	(574)
Recoveries	1	—	—	—	—	1
Provisions	(7)	6	(1)	67	(5)	60

Ending balance, September 30, 2012	$192	$438	$363	$2,371	$56	$3,420

Beginning Balance, January 1, 2012	$195	$455	$442	$1,771	$68	$2,931
Charge-offs	(9)	—	—	(745)	(1)	(755)
Recoveries	6	—	—	—	1	7
Provisions	—	(17)	(79)	1,345	(12)	1,237

Ending balance, September 30, 2012	$192	$438	$363	$2,371	$56	$3,420

	Commercial, financial and agricultural	Real estate - commercial	Real estate - construction	Real estate - mortgage	Obligations of states and political subdivisions	Personal	Total
Allowance for loan losses:
Ending balance	$192	$438	$363	$2,371	$—	$56	$3,420

Ending balance: individually evaluated for impairment	$—	$—	$284	$1,072	$—	$—	$1,356
Ending balance: collectively evaluated for impairment	$192	$438	$79	$1,299	$—	$56	$2,064

Loans, net of unearned interest:
Ending balance	$19,223	$66,259	$14,751	$158,336	$14,303	$5,475	$278,347

Ending balance: individually evaluated for impairment	$181	$2,713	$2,399	$2,681	$—	$—	$7,974
Ending balance: collectively evaluated for impairment	$19,042	$63,546	$12,352	$155,655	$14,303	$5,475	$270,373

As of, and for the periods ended, September 30, 2011

Allowance for loan losses:	Commercial, financial and agricultural	Real estate - commercial	Real estate - construction	Real estate - mortgage	Personal	Total
Beginning Balance, July 1, 2011	$145	$459	$431	$1,784	$62	$2,881
Charge-offs	(4)	—	—	(35)	(7)	(46)
Recoveries	1	—	—	9	2	12
Provisions	19	9	27	4	1	60

Ending balance, September 30, 2011	$161	$468	$458	$1,762	$58	$2,907

Beginning Balance, January 1, 2011	$163	$442	$336	$1,810	$73	$2,824
Charge-offs	(13)	—	—	(178)	(11)	(202)
Recoveries	1	—	—	9	11	21
Provisions	10	26	122	121	(15)	264

Ending balance, September 30, 2011	$161	$468	$458	$1,762	$58	$2,907

	Commercial, financial and agricultural	Real estate - commercial	Real estate - construction	Real estate - mortgage	Obligations of states and political subdivisions	Personal	Total
Allowance for loan losses:
Ending balance	$161	$468	$458	$1,762	$—	$58	$2,907

Ending balance: individually evaluated for impairment	$—	$—	$343	$325	$—	$—	$668
Ending balance: collectively evaluated for impairment	$161	$468	$115	$1,437	$—	$58	$2,239

Loans, net of unearned interest:
Ending balance	$19,785	$59,654	$17,023	$179,960	$8,738	$7,193	$292,353

Ending balance: individually evaluated for impairment	$256	$2,339	$1,870	$3,056	$—	$—	$7,521
Ending balance: collectively evaluated for impairment	$19,529	$57,315	$15,153	$176,904	$8,738	$7,193	$284,832

As of December 31, 2011

As of December 31, 2011	Commercial, financial and agricultural	Real estate - commercial	Real estate - construction	Real estate - mortgage	Obligations of states and political subdivisions	Personal	Total
Allowance for loan losses:
Ending balance	$195	$455	$442	$1,771	$—	$68	$2,931

Ending balance: individually evaluated for impairment	$—	$—	$343	$432	$—	$—	$775
Ending balance: collectively evaluated for impairment	$195	$455	$99	$1,339	$—	$68	$2,156

Loans, net of unearned interest:
Ending balance	$19,417	$60,774	$17,508	$176,544	$8,780	$6,658	$289,681

Ending balance: individually evaluated for impairment	$238	$2,312	$1,870	$5,119	$—	$—	$9,539
Ending balance: collectively evaluated for impairment	$19,179	$58,462	$15,638	$171,425	$8,780	$6,658	$280,142

The Company identified no loans that we determined were considered troubled debt restructurings during the periods presented, and did not have any troubled debt restructurings as of September 30, 2012.

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

The following table summarizes financial assets and financial liabilities measured at fair value as of September 30, 2012 and December 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands). There were no transfers of assets between fair value Level 1 and Level 2 for the quarter ended September 30, 2012.

	September 30, 2012	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Other Unobservable Inputs
Measured at fair value on a recurring basis:
Debt securities available-for-sale:
Obligations of U.S. Government agencies and corporations	$71,483	$—	$71,483	$—
Obligations of state and political subdivisions	48,953	—	48,953	—
Mortgage-backed securities	3,266	—	3,266	—
Equity securities available-for-sale	1,035	1,035	—	—

Measured at fair value on a non-recurring basis:
Impaired loans	2,065	—	—	2,065

		(Level 1)	(Level 2)	(Level 3)
	December 31, 2011	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Measured at fair value on a recurring basis:
Debt securities available-for-sale:
Obligations of U.S. Government agencies and corporations	$67,688	$—	$67,688	$—
Obligations of state and political subdivisions	37,590	—	37,590	—
Corporate notes	1,004	—	1,004	—
Mortgage-backed securities	4,109	—	4,109	—
Equity securities available-for-sale	890	890	—	—

Measured at fair value on a non-recurring basis:
Impaired loans	3,240	—	—	3,240

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs have been used to determine fair value:

September 30, 2012	Fair Value Estimate	Valuation Technique	Unobservable Input	Range
Impaired loans	$2,065	Appraisal of collateral (1)	Appraisal and liquidation adjustments (2)	0% - (7)%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral that generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

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

Carrying values approximate fair value for cash and due from banks, interest-bearing demand deposits with banks, federal funds sold, restricted stock in the Federal Home Loan Bank, interest receivable, non-interest bearing demand deposits, securities sold under agreements to repurchase, and interest payable.

Interest bearing time deposits with banks—The estimated fair value is determined by discounting the contractual future cash flows, using the rates currently offered for deposits of similar remaining maturities.

Securities Available for Sale—Debt securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurement from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. Equity securities classified as available for sale are reported at fair value using Level 1 inputs.

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

Mortgage servicing rights—The estimated fair value is determined by applying a multiple of the annual servicing fee to the original balance of each loan in the servicing portfolio. The multiple is determined based upon rate, maturity and prepayment assumptions.

Fixed rate time deposits—The estimated fair value is determined by discounting the contractual future cash flows, using the rates currently offered for deposits of similar remaining maturities.

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

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

Financial Instruments

(in thousands)

	September 30, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and due from banks	$9,239	$9,239	$12,074	$12,074
Interest bearing deposits with banks	7,608	$7,608	2,100	2,100
Interest bearing time deposits with banks	847	850	1,096	1,111
Securities	124,737	124,737	111,281	111,281
Restricted investment in FHLB stock	1,387	1,387	1,700	1,700
Total loans, net of allowance for loan losses	274,927	282,910	286,750	296,891
Mortgage servicing rights	72	72	—	—
Accrued interest receivable	1,730	1,730	1,811	1,811

Financial liabilities:
Non-interest bearing deposits	66,080	66,080	64,751	64,751
Interest bearing deposits	327,229	331,985	321,914	327,857
Securities sold under agreements to repurchase	4,268	4,268	3,500	3,500
Other interest bearing liabilities	1,282	1,287	1,244	1,251
Accrued interest payable	448	448	421	421

Off-balance sheet financial instruments:
Commitments to extend credit	—	—	—	—
Letters of credit	—	—	—	—

The following presents the carrying amount, fair value and placement in the fair value hierarchy of the Company’s financial instruments not previously disclosed as of September 30, 2012. This table excludes financial instruments for which the carrying amount approximates fair value.

			(Level 1)	(Level 2)	(Level 3)
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Other Unobservable Inputs
September 30, 2012
Financial instruments—Assets
Interest bearing time deposits with banks	$847	$850	$—	$850	$—
Loans, net of allowance for loan losses	274,927	282,910	—	—	282,910
Financial instruments—Liabilities
Interest bearing deposits	327,229	331,985	—	331,985	—
Other interest bearing liabilities	1,282	1,287	—	1,287	—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements:

The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words “believes,” “anticipates,” “contemplates,” “expects,” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results, performance or achievements expressed or implied by such forward-looking statements to differ materially from those projected. Those risks and uncertainties include changes in interest rates and their impact on the level of deposits, loan demand and value of loan collateral, changes in the market value of the securities portfolio, increased competition from other financial institutions, governmental monetary policy, legislation and changes in banking regulations, changes in levels of FDIC deposit insurance premiums and assessments, risks associated with opening a new branch, the ability to control costs and expenses, and general economic conditions. The Company undertakes no obligation to update such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

General:

The following discussion relates to the consolidated financial condition of the Company as of September 30, 2012, as compared to December 31, 2011, and the consolidated results of operations for the three and nine months ended September 30, 2012, compared to the same periods in 2011. This discussion should be read in conjunction with the interim consolidated financial statements and related notes included herein.

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

Financial Condition:

As of September 30, 2012, total assets increased by $7.4 million, or 1.7%, as compared to December 31, 2011. Deposits increased by $6.6 million, with non-interest bearing deposits increasing by $1.3 million and interest-bearing deposits increasing by $5.3 million.

The table below shows changes in deposit volumes by type of deposit (in thousands of dollars) between December 31, 2011 and September 30, 2012.

	September 30,	December 31,	Change
	2012	2011	$	%
Deposits:
Demand, non-interest bearing	$66,080	$64,751	$1,329	2.1%
NOW and money market	97,188	93,056	4,132	4.4%
Savings	56,621	50,715	5,906	11.6%
Time deposits, $100,000 and more	34,764	33,033	1,731	5.2%
Other time deposits	138,656	145,110	(6,454)	(4.4%)

Total deposits	$393,309	$386,665	$6,644	1.7%

Overall, total loans decreased by $11.3 million, between December 31, 2011 and September 30, 2012, as shown in the table below (in thousands of dollars). The largest dollar reduction by class occurred in the real estate – mortgage category, as more individual borrowers were attracted to the secondary market by lower loan rates.

	September 30,	December 31,	Change
	2012	2011	$	%
Loans:
Commercial, financial and agricultural	$19,223	$19,417	$(194)	(1.0%)
Real estate—commercial	66,259	60,774	5,485	9.0%
Real estate—construction	14,751	17,508	(2,757)	(15.7%)
Real estate—mortgage	158,336	176,544	(18,208)	(10.3%)
Obligations of states and political subdivisions	14,303	8,780	5,523	62.9%
Personal	5,475	6,658	(1,183)	(17.8%)

Total loans	$278,347	$289,681	($11,334)	(3.9%)

A summary of the activity in the allowance for loan losses for each of the nine-month periods ended September 30, 2012 and 2011 (in thousands) are presented below.

	Periods Ended September 30,
	2012	2011
Balance of allowance—January 1	$2,931	$2,824

Loans charged off	(755)	(202)

Recoveries of loans previously charged off	7	21

Net charge-offs	(748)	(181)
Provision for loan losses	1,237	264

Balance of allowance—end of period	$3,420	$2,907

Ratio of net charge-offs during period to average loans outstanding	0.26%	0.06%

As of September 30, 2012, the Company evaluated its large commercial loan relationships and other significant loans for impairment. Of the eleven loan relationships considered to be impaired, there were three loan relationships with respect to which management determined that it is probable that principal and interest will not be collected in full and for which specific reserves were deemed necessary. These conclusions were based upon the receipt of updated appraisals on real estate collateral-dependent loans within these relationships. Following is a discussion describing the situation surrounding each relationship.

•

One loan relationship has an aggregate outstanding balance of $1,240,000 and has been recognized as being impaired for over a year. Based upon recent appraisals that have been appropriately discounted, a specific reserve of $239,000 has been established. Accordingly, a specific allocation has been included within the allowance for loan losses, adjusting the carrying value of these loans to a fair value of $1,001,000.

•

The second loan relationship with a balance of $1,979,000, was newly identified as impaired as of December 31, 2011. Collateral includes two residential properties along with raw land. The borrower purchased the raw land in 2005 with the intention to sub-divide and develop. While the property had not yet been developed, the borrower was servicing the debt satisfactorily until late in 2011, when financial constraints prevented the borrower from making scheduled payments, and the loan became more than 90 days past due at December 31, 2011. A collateral analysis was performed at that time, using certified appraisals dated two years earlier. It was determined, based on appropriate discounting against those appraisals, that a specific reserve of $107,000 was necessary. New appraisals were ordered in the first quarter of 2012 and received in early April. Because development has not begun on this property and there are no immediate plans to begin development, the updated appraisal determined that the property’s highest and best use is as farmland, instead of as development property as set forth in the previous appraisal; as a result, the appraised value of the property declined significantly. Based on this updated information, and the value of the residential properties, it was determined that it would be prudent to recognize an additional specific reserve of $976,000 with respect to this relationship as of the end of the first quarter 2012. During the second and third quarters of 2012, the borrower has made payments on the loan, reducing the level of specific reserve needed by $57,000, resulting in a total specific reserve on this loan relationship of $1,026,000. Management believes that, based on the commitment and character of the borrower, the location of the property and other observable factors, the property will eventually be developed, although it is not certain when development will occur, or whether the ultimate loss on the relationship will be less than the amount of the specific reserve.

•	The third loan relationship has an aggregate outstanding balance of $202,000, with the amount of the impairment measured at $91,000, based on a recent offer on the property held for collateral.

Management believes that the specific reserves carried are adequate to cover potential future losses related to these relationships. Other loans evaluated for impairment have an aggregate outstanding balance of $4,553,000, but it was determined that there is sufficient collateral to expect full repayment, and no specific reserves were recorded. There are no other material loans classified as loss, doubtful, substandard, or special mention which management expects to significantly impact future operating results, liquidity or capital resources. Following is a summary of the Bank’s non-performing loans at September 30, 2012 as compared to December 31, 2011.

(Dollar amounts in thousands)	September 30, 2012	December 31, 2011
Non-performing loans
Nonaccrual loans	$7,146	$7,947
Accruing loans past due 90 days or more	2,532	2,743
Restructured loans	—	—

Total	$9,678	$10,690

Average loans outstanding	$283,514	$293,319

Ratio of non-performing loans to average loans outstanding	3.41%	3.64%

Stockholders’ equity increased by $382,000, or 0.8%, from December 31, 2011 to September 30, 2012. Cash dividends of $2,793,000 exceeded net income of $2,765,000 by $28,000. Securities available for sale increased slightly in market value, representing an increase in equity of $178,000, net of taxes, while cash received for treasury stock issued for stock option and stock purchase plans added $153,000 and accounting for stock-based compensation activity increased equity by $17,000. The purchase of 4,664 shares of stock into treasury reduced equity by $85,000. An adjustment of $147,000 was made to equity to record the amortization of the net actuarial loss of the Company’s defined benefit retirement plan.

Management is not aware of any current recommendations of applicable regulatory authorities that, if implemented, would have a material effect on the Company’s liquidity, capital resources or operations.

Subsequent to September 30, 2012, the following events took place:

On October 16, 2012, the Board of Directors declared a cash dividend for the fourth quarter of 2012 of $0.22 per share to shareholders of record on November 15, 2012, payable on December 3, 2012.

Comparison of the Three Months Ended September 30, 2012 and 2011

Operations Overview:

Net income for the third quarter of 2012 was $1,132,000, a decrease of $82,000 when compared to the third quarter of 2011. Basic and diluted earnings per share, at $0.27 in the third quarter of 2012, were 6.9% lower than in the same quarter in 2011. Presented below are selected key ratios for the two periods:

	Three Months Ended September 30,
	2012	2011
Return on average assets (annualized)	0.99%	1.07%
Return on average equity (annualized)	9.07%	9.57%
Average equity to average assets	10.91%	11.20%

Non-interest income, excluding securities gains, as a percentage of average assets (annualized)	1.09%	0.89%
Non-interest expense as a percentage of average assets (annualized)	2.86%	2.74%

Net Interest Income:

Net interest income was $3,566,000 for the third quarter of 2012, as compared to $3,791,000 in the same quarter in 2011. Average earning assets grew by 1.1%, while the net interest margin on a fully tax equivalent basis decreased by 26 basis points.

Interest on loans decreased $471,000, or 10.7%, in the third quarter of 2012 as compared to the same period in 2011. An average weighted yield decrease of 41 basis points lowered interest income by approximately $233,000, with the remaining decrease attributable to a lower volume of loans.

Interest earned on investment securities and money market investments decreased $25,000 in the third quarter of 2012 as compared to the third quarter of 2011, with average balances increasing $16.3 million during the period. The overall pre-tax yield on the investment securities portfolio decreased during that same timeframe by 42 basis points.

Average interest-bearing deposits increased by $0.76 million, while average non-interest bearing deposits grew by $4.2 million. Lower deposit rates paid, which more than offset the increase in the volume of deposits, resulted in a reduction in the cost to fund earning assets, which was reduced by 27 basis points, to 0.85%, in the third quarter of 2012.

Total average earning assets during the third quarter of 2012 were $419.6 million, compared to $415.0 million during the third quarter of 2011, yielding 4.25% in 2012 versus 4.77% in 2011. Funding costs for the earning assets were 0.85% and 1.12% for the third quarters of 2012 and 2011, respectively. Net interest margin on a fully tax-equivalent basis for the third quarter of 2012 was 3.57%. For the same period in 2011, the fully-tax equivalent net interest margin was 3.83%.

AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

(Dollars in thousands)

	Three Months Ended			Three Months Ended
	September 30, 2012			September 30, 2011
	Average		Yield/	Average		Yield/	Increase (Decrease) Due To (6)
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate	Volume	Rate	Total
ASSETS
Interest earning assets:
Taxable loans (5)	$259,277	$3,763	5.80%	$277,610	$4,272	6.14%	$(296)	$(213)	$(509)
Tax-exempt loans	19,585	167	3.39	13,018	129	3.93	58	(20)	38

Total loans	278,862	3,930	5.63	290,628	4,401	6.04	(238)	(233)	(471)
Taxable investment securities	95,380	337	1.41	72,733	329	1.81	80	(72)	8
Tax-exempt investment securities	39,646	190	1.92	34,118	221	2.59	32	(63)	(31)

Total investment securities	135,026	527	1.56	106,851	550	2.06	112	(135)	(23)
Interest bearing deposits	5,689	7	0.49	7,727	8	0.41	(2)	1	(1)
Federal funds sold	—	—		9,793	1	0.06	(1)	—	(1)

Total interest earning assets	419,577	4,464	4.25	414,999	4,960	4.77	(129)	(367)	(496)

Other assets (7)	38,242			38,054

Total assets	$457,819			$453,053

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing demand deposits (2)	$99,986	50	0.20	$96,670	117	0.48	4	(71)	(67)
Savings deposits	57,498	36	0.25	50,958	48	0.37	6	(18)	(12)
Time deposits	174,033	805	1.84	184,645	997	2.14	(55)	(137)	(192)
Other, including short-term borrowings, long-term debt and other interest bearing liabilities	5,016	7	0.56	4,237	7	0.56	1	(1)	—

Total interest bearing liabilities	336,533	898	1.06	336,510	1,169	1.38	(44)	(227)	(271)

Non-interest bearing liabilities:
Demand deposits	65,432			61,328
Other	5,920			4,482
Stockholders’ equity	49,934			50,733

Total liabilities and stockholders’ equity	$457,819			$453,053

Net interest income and net interest rate spread		$3,566	3.19%		$3,791	3.39%	$(85)	$(140)	$(225)

Net interest margin on interest earning assets (3)			3.40%			3.65%

Net interest income and net interest margin -
Tax equivalent basis (4)		$3,750	3.57%		$3,972	3.83%

Notes:

1)	Average balances were calculated using a daily average.
2)	Includes Supernow and money market accounts.
3)	Net margin on interest earning assets is net interest income divided by average interest earning assets.
4)	Interest on obligations of states and municipalities is not subject to federal income tax. In order to make the net yield comparable on a fully taxable basis, a tax equivalent adjustment is applied against the tax-exempt income utilizing a federal tax rate of 34%.
5)	Non-accruing loans are included in the above table until they are charged off.
6)	The change in interest due to rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
(7)	Includes gross unrealized gains (losses) on securities available for sale.

Provision for Loan Losses:

The provision for loan losses was $60,000 in each of the third quarters of 2012 and 2011. Management regularly reviews the adequacy of the loan loss reserve and makes assessments as to specific loan impairment, historical charge-off expectations, general economic conditions in the Bank’s market area, specific loan quality and other factors. See the earlier discussion in the Financial Condition section, explaining the information used to formulate the significant increase in the provision.

Non-interest Income:

Non-interest income in the third quarter of 2012 was $1,253,000, compared to $1,005,000 in the third quarter of 2011, representing an increase of 24.7%.

Trust fee income was $24,000, or 22.0%, lower in the third quarter of 2012 as compared to the third quarter of 2011, due to a lower level of estate settlements in the most current quarter. Commissions from sales of non-deposit products in the third quarter of 2012 were $75,000, or 141.5%, higher than in the same quarter of the previous year.

Reduced fee income from overdraft fees in the third quarter of 2012 as compared to the third quarter of 2011 caused customer service fees to decline by 8.8%. Fees derived from electronic payment activity through the use of debit cards remained steady in the two comparative periods.

The Company began originating mortgages to sell on the secondary market and retain the servicing rights as a strategic objective in 2012 and has been successful in building a servicing portfolio of approximately $8.2 million as of September 30, 2012. The mortgage servicing right asset is included as a component of other assets, and as of September 30, 2012, was $72,000. Gains on the sale of mortgage loans is made up of origination and servicing fees collected from the buyer, origination points collected from the borrower and an adjustment to the fair value of the mortgage servicing rights asset. In the third quarter of 2012, the total net gain on the sale of mortgage loans was $208,000. Non-interest income reflected in the line item “fees derived from loan activity” increased by an additional $17,000, or 43.6%, through fees derived primarily as a result of the production of mortgage loans.

As a percentage of average assets, annualized non-interest income, exclusive of net gains on the sale of securities, was 1.09% in the third quarter of 2012 versus 0.89% in the same quarter of 2011.

Non-interest Expense:

Total non-interest expense was $3,273,000 in the third quarter of 2012, an increase of $164,000, or 5.3%, as compared to the third quarter of 2011.

Employee compensation expense was relatively unchanged in the third quarter of 2012 compared to the previous year’s third quarter, while expense related to employee benefits increased by 49.7%. The increase in benefits expense related to increased costs for employee medical insurance and the Company’s defined benefit retirement plan. Data processing expense increased by 8.3% in the third quarter of 2012 versus the third quarter of 2011 resulting from adding additional electronic back room support services. Other non-interest expense categories were relatively stable during the third quarter of 2012 versus the third quarter of 2011.

As a percentage of average assets, annualized non-interest expense was 2.86% and 2.74% in the third quarter of 2012 and 2011, respectively.

Provision for income taxes:

The provision for income taxes in the third quarter of 2012 was $59,000 lower than in the same time period in 2011, resulting from lower income before income taxes in the 2012 period. The effective tax rate in the third quarter of 2012 was 23.8% versus 25.4% in 2011. The reduction in the effective rate is attributed to the higher percentage of tax-exempt income relative to pre-tax earnings in the third quarter of 2012.

Comparison of the Nine Months Ended September 30, 2012 and 2011

Operations Overview:

Net income for the first nine months of 2012 was $2,765,000, a decrease of $779,000, or 22.0%, compared to the first nine months of 2011. A large provision for loan losses was recorded in the first quarter of 2012, reflecting specific reserves recorded on three loan relationships, causing the negative variance to the prior year. Diluted earnings per share were $0.65 in the first nine months of 2012, representing a decrease of 21.7% from the $0.83 earned in the first nine months of 2011. Annualized return on average equity for the first nine months in 2012 was 7.42%, compared to the ratio for the same period in the prior year of 9.40%, a decrease of 21.1%. For the nine months ended September 30, annualized return on average assets was 0.81% in 2012, versus 1.06% in 2011.

Presented below are selected key ratios for the two periods:

	Nine Months Ended
	September 30,
	2012	2011
Return on average assets (annualized)	0.81%	1.06%
Return on average equity (annualized)	7.42%	9.40%
Average equity to average assets	10.92%	11.25%

Non-interest income, excluding securities gains, as a percentage of average assets (annualized)	1.02%	0.90%
Non-interest expense as a percentage of average assets (annualized)	2.86%	2.86%

The discussion that follows explains changes in the components of net income when comparing the first nine months of 2012 with the first nine months of 2011.

Net Interest Income:

Net interest income was $10,986,000 for the first nine months of 2012, as compared to $11,538,000 in the same period in 2011. Average earning assets grew by 1.9%, while the net interest margin on a fully tax equivalent basis decreased by 26 basis points.

Interest on loans decreased $1,278,000, or 9.5%, in the first nine months of 2012 as compared to the same period in 2011. An average weighted yield decrease of 38 basis points lowered interest income by approximately $654,000, with the remaining decrease attributable to a lower volume of loans.

Interest earned on investment securities and money market investments decreased $30,000 in the first nine months of 2012 as compared to 2011, despite average balances increasing $18.2 million during the period. The yield on money market investments (federal funds and interest bearing deposits) decreased by 9 basis points in the first nine months of 2012 as compared to the first nine months of 2011, due to the reduction in rates earned on interest bearing balances with other financial institutions. Likewise, the overall pre-tax yield on the investment securities portfolio decreased during that same timeframe by 42 basis points.

Average interest-bearing deposits increased by $2.3 million, while average non-interest bearing deposits grew by $8.4 million. Increases in deposits, in addition to the lower general rate environment, contributed to the reduction in the cost to fund earning assets, which was reduced by 27 basis points, to 0.90%, in the first nine months of 2012.

Total average earning assets during the first nine months of 2012 were $415.2 million, compared to $407.3 million during the first nine months of 2011, yielding 4.43% in 2012 versus 4.94% in 2011. Funding costs for the earning assets were 0.90% and 1.17% for the first nine months of 2012 and 2011, respectively. Net interest margin on a fully tax-equivalent basis for the first nine months of 2012 was 3.70%. For the same period in 2011, the fully-tax equivalent net interest margin was 3.96%.

AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

(Dollars in thousands)

	Nine Months Ended			Nine Months Ended
	September 30, 2012			September 30, 2011
	Average		Yield/	Average		Yield/	Increase (Decrease) Due To (6)
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate	Volume	Rate	Total
ASSETS
Interest earning assets:
Taxable loans (5)	$265,142	$11,717	5.89%	$280,699	$13,096	6.23%	$(764)	$(589)	$(1,379)
Tax-exempt loans	18,372	482	3.50	13,156	381	3.87	140	(65)	101

Total loans	283,514	12,199	5.74	293,855	13,477	6.12	(624)	(654)	(1,278)
Taxable investment securities	88,493	1,004	1.51	67,094	894	1.78	229	(119)	110
Tax-exempt investment securities	35,162	554	2.10	33,674	689	2.73	29	(164)	(135)

Total investment securities	123,655	1,558	1.68	100,768	1,583	2.10	258	(283)	(25)
Interest bearing deposits	7,909	23	0.39	4,169	23	0.71	14	(13)	—
Federal funds sold	100	—	0.13	8,545	5	0.08	(7)	2	(5)

Total interest earning assets	415,178	13,780	4.43	407,337	15,088	4.94	(359)	(949)	(1,308)

Other assets (7)	39,517			39,282

Total assets	$454,695			$446,619

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing demand deposits (2)	$97,361	169	0.23	$90,890	320	1.47	31	(181)	(151)
Savings deposits	55,902	104	0.25	49,882	168	0.45	19	(83)	(64)
Time deposits	176,019	2,501	1.90	186,229	3,040	2.18	(150)	(389)	(539)
Other, including short-term borrowings, long-term debt and other interest bearing liabilities	4,526	20	0.59	4,146	22	0.71	1	(3)	(2)

Total interest bearing liabilities	333,808	2,794	1.13	331,147	3,550	1.44	(99)	(657)	(756)

Non-interest bearing liabilities:
Demand deposits	65,193			60,636
Other	6,026			4,581
Stockholders’ equity	49,668			50,255

Total liabilities and stockholders’ equity	$454,695			$446,619

Net interest income and net interest rate spread		$10,986	3.30%		$11,538	3.50%	$(260)	$(292)	$(552)

Net interest margin on interest earning assets (3)			3.40%			3.65%

Net interest income and net interest margin -
Tax equivalent basis (4)		$11,520	3.70%		$12,090	3.96%

Notes:

1)	Average balances were calculated using a daily average.
2)	Includes Supernow and money market accounts.
3)	Net margin on interest earning assets is net interest income divided by average interest earning assets.
4)	Interest on obligations of states and municipalities is not subject to federal income tax. In order to make the net yield comparable on a fully taxable basis, a tax equivalent adjustment is applied against the tax-exempt income utilizing a federal tax rate of 34%.
5)	Non-accruing loans are included in the above table until they are charged off.
6)	The change in interest due to rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
(7)	Includes gross unrealized gains (losses) on securities available for sale.

Provision for Loan Losses:

In the first nine months of 2012, the provision for loan losses was $1,237,000, as compared to a provision of $264,000 in the first nine months of 2011. Management regularly reviews the adequacy of the loan loss reserve and makes assessments as to specific loan impairment, historical charge-off expectations, general economic conditions in the Bank’s market area, specific loan quality and other factors. The increased provision was primarily the result of analysis of the values of collateral securing certain impaired loans. See the earlier discussion in the Financial Condition section, explaining the information and analysis used to arrive at the significant increase in the provision.

Non-interest Income:

Non-interest income in the first nine months of 2012 was $3,490,000, $474,000 higher than the $3,016,000 recorded in the first nine months of 2011.

Trust fee income was $11,000, or 3.5%, lower in the first nine months of 2012 as compared to the first nine months of 2011, due primarily to lower estate settlement fees. Commissions from sales of non-deposit products in the first nine months of 2012 were 30.3%, or $67,000, higher than in the same period of the previous year.

Customer service fees declined by $58,000, or 5.7%, in the first nine months of 2012 compared to the same period in 2011 as a direct result of fewer overdraft fees assessed on deposit accounts.

The Company began originating mortgages to sell on the secondary market and retain the servicing rights as a strategic objective in 2012 and has been successful in building a servicing portfolio of approximately $8.2 million as of September 30, 2012. The mortgage servicing right asset is included as a component of other assets, and as of September 30, 2012, was $72,000. Gains on the sale of mortgage loans is made up of origination and servicing fees collected from the buyer, origination points collected from the borrower and an adjustment to the fair value of the mortgage servicing rights asset. In the nine months ended on September 30, 2012, the total net gain on the sale of mortgage loans was $420,000. Non-interest income reflected in the line item “fees derived from loan activity” increased by an additional $31,000, or 27.0%, through fees derived primarily as a result of the production of mortgage loans.

Income recorded from the equity investment in an unconsolidated subsidiary was $17,000 lower in the current year nine month period than in the previous year to date. A gain of $53,000 was recorded in the first nine months of 2012 as a result of a life insurance claim. No such activity occurred in the previous year.

As a percentage of average assets, annualized non-interest income, exclusive of net gains on the sale of securities, was 1.02% in the first nine months of 2012 versus 0.90% in the prior year through September.

Non-interest Expense:

Total non-interest expense increased in the first nine months of 2012 as compared to 2011, by $166,000, or 1.7%.

An increase in employee benefits expense, due to higher medical insurance and defined benefit costs, was offset by decreases in occupancy, equipment, director compensation, professional fees and FDIC insurance. FDIC insurance premiums decreased by $49,000 as a result of the re-formulation of assessments by the FDIC, beginning in the second quarter of 2011, effectively reducing costs for well-capitalized banks. Sales of properties carried as other real estate generated net losses of $3,000 in the first nine months of 2012, as compared to a net gain of $28,000 during the same period one year earlier.

As a percentage of average assets, annualized non-interest expense was 2.86% in the first nine months of 2012 and 2011.

Provision for income taxes:

The provision for income taxes in the first nine months of 2012 was $736,000, versus $1,174,000 in the same time period in 2011. The reduction in tax expense related to reduced pre-tax income. The effective tax rate in the first nine months of 2012 was 21.0% versus 24.9% in 2011. The reduction in the effective rate is attributed to the higher percentage of tax-exempt income relative to pre-tax earnings in the first nine months of 2012.

Liquidity:

The objective of liquidity management is to ensure that sufficient funding is available, at a reasonable cost, to meet the ongoing operational cash needs of the Company and to take advantage of income producing opportunities as they arise. While the desired level of liquidity will vary depending upon a variety of factors, it is the primary goal of the Company to maintain a high level of liquidity in all economic environments. Principal sources of asset liquidity are provided by securities maturing in one year or less, other short-term investments such as federal funds sold and cash and due from banks. Liability liquidity, which is more difficult to measure, can be met by attracting deposits and maintaining the core deposit base. The Company is a member of the Federal Home Loan Bank of Pittsburgh for the purpose of providing short-term liquidity when other sources are unable to fill these needs. During the first nine months of 2012, average borrowings from the Federal Home Loan Bank were $30,000. As of September 30, 2012, the Company had no long-term debt and had unused borrowing capacity with the Federal Home Loan Bank of $129 million.

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

Liquidity must also be managed at the parent company level. For safety and soundness reasons, banking regulations limit the amount of cash that can be transferred from subsidiary banks to the parent company in the form of loans and dividends. Generally, these limitations are based on the subsidiary banks’ regulatory capital levels and their net income. Management continues to monitor the liquidity and capital needs of the parent company and will implement appropriate strategies, as necessary, to remain adequately capitalized and to meet its cash needs.

Off-Balance Sheet Arrangements:

The Company’s consolidated financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk, credit risk, and interest rate risk. These commitments consist mainly of loans approved but not yet funded, unused lines of credit and outstanding letters of credit. These commitments were made using the same credit standards as on-balance sheet instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment terms. Letters of credit are conditional commitments issued to guarantee the financial performance obligation of a customer to a third party. Unused commitments and letters of credit at September 30, 2012 were $41,551,000 and $1,202,000, respectively. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Company. Management believes that any amounts actually drawn upon can be funded in the normal course of operations. The Company has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or the availability of capital resources.

Interest Rate Sensitivity:

Interest rate sensitivity management is overseen by the Asset/Liability Management Committee. This process involves the development and implementation of strategies to maximize net interest margin, while minimizing the earnings risk associated with changing interest rates. Traditional gap analysis identifies the maturity and re-pricing terms of all assets and liabilities. A simulation analysis is used to assess earnings and capital at risk from movements in interest rates. See Item 3 for a description of the complete simulation process and results.

Capital Adequacy:

Bank regulatory authorities in the United States issue risk-based capital standards. These capital standards relate a banking company’s capital to the risk profile of its assets and provide the basis by which all banking companies and banks are evaluated in terms of capital adequacy. The risk-based capital standards require all banks to have Tier 1 capital of at least 4% and total capital, including Tier 1 capital, of at least 8% of risk-adjusted assets. Tier 1 capital includes common stockholders’ equity and qualifying perpetual preferred stock together with related surpluses and retained earnings. Total capital is comprised of Tier 1 capital, limited life preferred stock, qualifying debt instruments, and the reserves for possible loan losses. Banking regulators have also issued leverage ratio requirements. The leverage ratio requirement is measured as the ratio of Tier 1 capital to adjusted average assets. At September 30, 2012, the Bank exceeded the regulatory requirements to be considered a "well capitalized" financial institution, i.e., a leverage ratio exceeding 5%, Tier 1 capital exceeding 6% and total capital exceeding 10%.

The federal banking regulatory agencies have proposed implementing the so-called Basel III capital standards. The Basel III proposals would change required levels of capital and how bank calculate their regulatory capital and revise and harmonize the rules for calculating risk-weighted assets to enhance risk sensitivity and address weaknesses that have been identified over the past several years. The proposals would increase the minimum levels of required capital, narrow the definition of capital, and increase the risk weights of assets for various asset classes.

Specifically, fully phased-in capital standards under Basel III would require banks to maintain more capital than the minimum levels required under current regulatory capital standards. The new requirements would (i) include a new minimum common equity Tier 1 capital ratio of 4.50% of risk-weighted assets, (ii) raise the minimum Tier 1 capital ratio from 4.00% to 6.00% of risk-weighted assets, (iii) retain the current minimum Total capital ratio of 8.00% of risk-weighted assets and the minimum Tier 1 leverage capital ratio at 4.00% of average assets and (iv) Introduce a “capital conservation buffer” of 2.50% above the minimum risk-based capital requirements; the capital conservation buffer must be maintained to avoid restrictions on capital distributions and certain discretionary bonus payments.

The new minimum regulatory capital requirements would be phased in from January 1, 2013 through January 1, 2016. The capital conservation buffer would be phased in from January 1, 2016 through January 1, 2019. As of September 30, 2012, the Corporation believes its current capital levels would meet the fully-phased in minimum capital requirements, including capital conservation buffers, as proposed in the Basel III capital standards

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Recent declines and volatility in the values of financial institution stocks have significantly reduced the likelihood of realizing significant gains in the near-term. Although the Company has realized occasional gains from this portfolio in the past, the primary objective of the portfolio is to achieve value appreciation in the long term while earning consistent attractive after-tax yields from dividends. The carrying value of the financial institutions stocks accounted for 0.2% of the Company’s total assets as of September 30, 2012. Management performs an impairment analysis on the entire investment portfolio, including the financial institutions stocks, on a quarterly basis. For the nine months ended September 30, 2012, no “other-than-temporary” impairment was identified. There is no assurance that further declines in market values of the common stock portfolio in the future will not result in “other-than-temporary” impairment charges, depending upon facts and circumstances present.

The equity investments in the Company’s portfolio had an adjusted cost basis of approximately $985,000 and a fair value of $1,035,000 at September 30, 2012. Net unrealized gains in this portfolio were approximately $50,000 at September 30, 2012.

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

The primary objective of the Company’s asset-liability management process is to maximize current and future net interest income within acceptable levels of interest rate risk while satisfying liquidity and capital requirements. Management recognizes that a certain amount of interest rate risk is inherent, appropriate and necessary to ensure profitability. A simulation analysis is used to assess earnings and capital at risk from movements in interest rates. The model considers three major factors of (1) volume differences, (2) repricing differences, and (3) timing in its income simulation. As of the most recent model run, data was disseminated into appropriate repricing buckets, based upon the static position at that time. The interest-earning assets and interest-bearing liabilities were assigned a multiplier to simulate how much that particular balance sheet item would re-price when interest rates change. Finally, the estimated timing effect of rate changes is applied, and the net interest income effect is determined on a static basis (as if no other factors were present). As the table below indicates, based upon rate shock simulations on a static basis, the Company’s balance sheet is relatively rate-neutral as rates decline. Each 100 basis point increase results in approximately $363,000 decline in net interest income in the static environment. This negative effect of rising rates is offset to a large degree by the positive effect of imbedded options that include loans floating above their floors and likely internal deposit pricing strategies. After applying the effects of options, over a one-year period, the net effect of an immediate 100, 200, 300 and 400 basis point rate increase would change net interest income by $13,000, $49,000, $(938,000) and $(1,053,000), respectively. Rate shock modeling was done for a declining rate of 25 basis points only, as the federal funds target rate currently is between zero and 0.25%. As the table below indicates, the net effect of interest rate risk on net interest income is essentially neutral in a rising rate environment through a 200 basis point increase. Juniata’s rate risk policies provide for maximum limits on net interest income that can be at risk for 100 through 400 basis point changes in interest rates.

Effect of Interest Rate Risk on Net Interest Income (Dollars in thousands)
Change in Interest Rates (Basis Points)	Change in Net Interest Income Due to Interest Rate Risk (Static)	Change in Net Interest Income Due to Imbedded Options	Total Change in Net Interest Income
400	$(1,450)	$397	$(1,053)
300	(1,088)	150	(938)
200	(725)	774	49
100	(363)	376	13
0	—	—	—
-25	91	(37)	54

The net interest income at risk position remained within the guidelines established by the Company’s asset/liability policy.

No material change has been noted in the Bank’s equity value at risk. Please refer to the Company’s Annual Report on Form 10-K dated as of December 31, 2011, under the heading, Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of this topic.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of September 30, 2012, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined by the Securities Exchange Act of 1934 (“Exchange Act”), Rule 13a-15(e). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company purchased shares of its common stock in the quarter ended September 30, 2012 as follows:

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number	Average	Part of Publicly	Shares that May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	per Share	Programs	Plans or Programs (1)
July 1-31, 2012	—	$—	—	88,186
August 1-31, 2012	4,664	18.20	4,664	83,522
September 1-30, 2012	—	—	—	83,522

Totals	4,664		4,664	83,522

On March 23, 2001, the Company announced plans to buy back 100,000 (200,000 on a post-split basis) shares of its common stock. There is no expiration date to this buyback plan, but subsequent to the initial plan, the Board of Directors authorized the repurchase of 400,000 additional shares in 2005 and then authorized 200,000 additional shares in September of 2008. As of November 8, 2012, the number of shares that may yet be purchased under the program was 83,522. No repurchase plan or program expired during the quarter. The Company has no stock repurchase plan or program that it has determined to terminate prior to expiration or under which it does not intend to make further purchases.

Certain regulatory restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. Please refer to the Company’s Annual Report on Form 10-K dated as of December 31, 2011, under the heading, “Supervision and Regulation” for further discussion of this topic. At September 30, 2012, $38,872,000 of undistributed earnings of the Bank, included in the consolidated stockholders’ equity, was available for distribution to the Company as dividends without prior regulatory approval, subject to the regulatory capital requirements above.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item  6.     EXHIBITS

3.1	—	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 4.1 to the Company’s Form S-3 Registration Statement No. 333-129023 filed with the SEC on October 14, 2005)

3.2	—	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s report on Form 8-K filed with the SEC on December 21, 2007)

3.3	—	Bylaw Amendment – (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 28, 2012

31.1	—	Rule 13a – 14(a)/15d – 14(a) Certification of President and Chief Executive Officer

31.2	—	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Financial Officer

32.1	—	Section 1350 Certification of President and Chief Executive Officer

32.2	—	Section 1350 Certification of Chief Financial Officer

101.LAB**	—	XBRL Taxonomy Extension Label Linkbase

101.PRE**	—	XBRL Taxonomy Extension Presentation Linkbase

101.INS**	—	XBRL Instance Document

101.SCH**	—	XBRL Taxonomy Extension Schema

101.CAL**	—	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	—	XBRL Taxonomy Extension Definition Linkbase

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Juniata Valley Financial Corp.
(Registrant)

Date 11-09-2012	By	/s/ Marcie A. Barber
Marcie A. Barber, President and Chief Executive Officer (Principal Executive Officer)

Date 11-09-2012	By	/s/ JoAnn N. McMinn
JoAnn N. McMinn, Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)