Form 10-K
period 2012-12-31
JUNIATA VALLEY FINANCIAL CORP
filed 2013-03-15
CIK 714712

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

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

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)

Yes ☐       No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $72,372,843. (1)

There were 4,218,361 shares of the registrant’s common stock outstanding as of March 4, 2013.

(1)           The aggregate dollar amount of the voting stock set forth equals the number of shares of the Company’s Common Stock outstanding, reduced by the amount of Common Stock held by officers, directors, shareholders owning in excess of 10% of the Company’s Common Stock and the Company’s employee benefit plans multiplied by the last reported sale price for the Company’s Common Stock on June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter. The information provided shall not be construed as an admission that any officer, director or 10% shareholder of the Company, or any employee benefit plan, may be deemed an affiliate of the Company or that such person or entity is the beneficial owner of the shares reported as being held by such person or entity, and any such inference is hereby disclaimed.

DOCUMENTS INCORPORATED BY REFERENCE

(Specific sections incorporated are identified under applicable items herein)

Certain portions of the Company’s Annual Report to Shareholders for the year ended December 31, 2012 are incorporated by reference in Parts I and II of this Report. The Company’s Annual Report to Shareholders is attached to this Report as Exhibit 13.1.

With the exception of the information incorporated by reference in Parts I and II of this Report, the Company’s Annual Report to Shareholders for the year ended December 31, 2012 is not to be deemed "filed" with the Securities and Exchange Commission for any purpose.

Certain portions of the Company’s Proxy Statement to be filed in connection with its 2013 Annual Meeting of Shareholders are incorporated by reference in Part III of this Report; provided, however, that any information in such Proxy Statement that is not required to be included in this Annual Report on Form 10-K shall not be deemed to be incorporated herein or filed for the purposes of the Securities Act of 1933 or the Securities Exchange Act of 1934.

Other documents incorporated by reference are listed in the Exhibit Index.

________________________________

PART I

ITEM 1. BUSINESS

Overview

Juniata Valley Financial Corp. (the “Company” or “Juniata”) is a Pennsylvania corporation that was formed in 1983 as a result of a plan of merger and reorganization of The Juniata Valley Bank (the “Bank”). The plan was approved by the various regulatory agencies on June 7, 1983, and Juniata, a one-bank holding company, registered under the Bank Holding Company Act of 1956. The Bank is the oldest independent commercial bank in Juniata and Mifflin Counties, having originated under a state bank charter in 1867. The Company has one reportable segment, consisting of the Bank, as described in Note 2 of Notes to Consolidated Financial Statements contained in the Company’s 2012 Annual Report to Shareholders (“2012 Annual Report”).

Nature of Operations

Juniata operates primarily in central Pennsylvania with the purpose of delivering financial services within its local market. The Company provides retail and commercial banking services through 12 offices in the following locations: five community offices in Juniata County; five community offices in Mifflin County, as well as a financial services office; one community office in each of Perry and Huntingdon Counties; and a loan production office in Centre County. The Company offers a full range of consumer and commercial banking services. Consumer banking services include: Internet banking; mobile banking; telephone banking; ten automated teller machines; personal checking accounts; club accounts; checking overdraft privileges; money market deposit accounts; savings accounts; debit cards; certificates of deposit; individual retirement accounts; secured lines of credit; construction and mortgage loans; and safe deposit boxes. Commercial banking services include: low and high-volume business checking accounts; Internet account management services; ACH origination; payroll direct deposit; commercial lines of credit; commercial letters of credit; and commercial term and demand loans. Comprehensive trust, asset management and estate services are provided, and the Company has a contractual arrangement with a broker-dealer to offer a full range of financial services, including annuities, mutual funds, stock and bond brokerage services and long-term care insurance, to the Bank’s customers. Management believes the Bank has a relatively stable deposit base with no major seasonal depositor or group of depositors. Most of the Company’s commercial customers are small and mid-sized businesses in central Pennsylvania.

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

In commercial transactions, the Company believes that the Bank’s legal lending limit to a single borrower (approximately $6,793,000 as of December 31, 2012) enables it to compete effectively for the business of small and mid-sized businesses. However, this legal lending limit is considerably lower than that of various competing institutions and thus may act as a constraint on the Bank’s effectiveness in competing for financings in excess of the limit.

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

A satisfactory safety and soundness rating, particularly with regard to capital adequacy, and a satisfactory Community Reinvestment Act rating, are generally prerequisites to obtaining federal regulatory approval to make acquisitions and open branch offices. As of December 31, 2012, the Bank was rated “outstanding” under the Community Reinvestment Act and was a “well capitalized” bank. An institution’s Community Reinvestment Act rating is considered in determining whether to grant approvals relating to charters, branches and other deposit facilities, relocations, mergers, consolidations and acquisitions. Less than satisfactory performance may be the basis for denying an application.

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

The operations of the Bank are also subject to numerous Federal, state and local laws and regulations which set forth specific restrictions and procedural requirements with respect to interest rates on loans, the extension of credit, credit practices, the disclosure of credit terms and discrimination in credit transactions. The Bank also is subject to certain limitations on the amount of cash dividends that it can pay. See Note 16 of Notes to Consolidated Financial Statements, contained in the 2012 Annual Report, which is included in Exhibit 13 to this report and incorporated by reference in this Item 1.

Under Federal Reserve Board policy, the Company is expected to act as a source of financial strength to the Bank and Liverpool Community Bank (formerly known as First National Bank of Liverpool), (“LCB”), of which the Company owns 39.16%, and to commit resources to support the Bank and LCB, in circumstances where they might not be in a financial position to support themselves. Consistent with the “source of strength” policy for subsidiary banks, the Federal Reserve Board has stated that, as a matter of prudent banking, a bank holding company generally should not maintain a rate of cash dividends unless its net income available to common stockholders has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears to be consistent with the Company’s capital needs, asset quality and overall financial condition.

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

Under the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”), (i) the BIF and the SAIF were merged into a new combined fund, called the Deposit Insurance Fund, effective March 31, 2006, (ii) the then-current $100,000 deposit insurance coverage was indexed for inflation (with adjustments every five years, commencing January 1, 2011); and (iii) deposit insurance coverage for retirement accounts was increased to $250,000 per participant subject to adjustment for inflation. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”) permanently raised the standard maximum deposit insurance coverage amount to $250,000 and made the increase retroactive to January 1, 2008. This increase was effective immediately upon the President’s signature on July 21, 2010. The FDIC deposit insurance coverage limit applies per depositor, per insured depository institution for each account ownership category. The FDIC has been given greater latitude in setting the assessment rates for insured depository institutions which could be used to impose minimum assessments.

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

Recent bank failures significantly increased the Deposit Insurance Fund’s losses. As a result of a decline in the reserve ratio of the Deposit Insurance Fund, the FDIC Board adopted a restoration plan and also raised assessment rates. Other changes included in the Reform Act were primarily intended to ensure that riskier institutions will bear a greater share of the proposed increase in assessments. The FDIC’s final rule raised the prior assessment rates uniformly by 7 basis points for the first quarter 2009 assessment period, and rates now range from 12 to 50 basis points. Institutions in the lowest risk category, Risk Category I, pay between 12 and 14 basis points. Effective April 1, 2009, the rule widened the range of rates overall and within Risk Category I. Initial base assessment rates range between 12 and 45 basis points – 12 -16 basis points for Category I. The initial base rates for risk categories II, III and IV were 20, 30 and 45 basis points, respectively. For institutions in any risk category, assessment rates rose above initial rates for institutions relying significantly on secured liabilities. Assessment rates increased for institutions with a ratio of secured liabilities (repurchase agreements, Federal Home Loan Bank advances, secured Federal Funds purchased and other secured borrowings) to domestic deposits of greater than 15%, with a maximum of 50% above the rate before such adjustment.

On February 27, 2009, the FDIC also adopted an interim rule that imposed a 20 basis point special emergency assessment as of June 30, 2009, payable on September 30, 2009. The interim rule also permits the Board to impose an emergency special assessment after June 30, 2009, of up to 10 basis points, if necessary to maintain public confidence in federal deposit insurance. The Company paid the emergency assessment of $194,000 on September 30, 2009 as well as increased regular quarterly assessments, based upon the rates in the lowest risk category. In addition, the FDIC required all insured institutions to prepay three years of assessments on December 30, 2009, which required the Company to prepay approximately $1.8 million of projected fees for 2010, 2011 and 2012. As of December 31, 2012, the Company has approximately $547,000 remaining in the prepaid account, for which it expects to receive a refund from the FDIC in 2013.

The Dodd-Frank Act revised the statutory authorities governing the FDIC’s management of the Deposit Insurance Fund (the “DIF”). Key requirements from the Dodd-Frank Act have resulted in the FDIC’s adoption of the following proposed amendments: (1) redefined the assessment base used to calculate deposit insurance assessments to “average consolidated total assets minus average tangible equity”; (2) raised the DIF’s minimum reserve ratio to 1.35 percent and removed the upper limit on the reserve ratio; (3) revised adjustments to the assessment rates by eliminating one adjustment and adding another; and (4) revised the deposit insurance assessment rate schedules due to changes to the assessment base. Revised rate schedules and other revisions to the deposit insurance assessment rules became effective April 1, 2011 and were used for the first time to calculate the June 30, 2011 assessments which were paid September 30, 2011. Though deposit insurance assessments maintain a risk-based approach, the FDIC’s changes effective April 1, 2011, impose a more extensive risk-based assessment system on large insured depository institutions with at least $10 billion in total assets since they are more complex in nature and could pose greater risk. Due to the changes to the assessment base and assessment rates, as well as the DIF restoration time frame, the impact on the Company’s deposit insurance assessments resulted in lower premiums in 2011and 2012 and will likely continue in future years.

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

Capital Regulation

The Company and the Bank are subject to risk-based and leverage capital standards by which all bank holding companies and banks are evaluated in terms of capital adequacy. The risk-based capital standards relate a banking organization’s capital to the risk profile of its assets and require that bank holding companies and banks must have Tier 1 capital of at least 4% of its total risk-adjusted assets, and total capital, including Tier 1 capital, equal to at least 8% of its total risk-adjusted assets. Tier 1 capital includes common stockholders’ equity and qualifying perpetual preferred stock together with related surpluses and retained earnings. The remaining portion of this capital standard, known as Tier 2 capital, may be comprised of limited life preferred stock, qualifying subordinated debt instruments and the reserves for possible loan losses.

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

Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (the "1991 Act"), a bank holding company is required to guarantee that any "undercapitalized" (as such term is defined in the statute) insured depository institution subsidiary will comply with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the institution's total assets at the time the institution became undercapitalized, or (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards as of the time the institution failed to comply with such capital restoration plan.

See Note 16 of Notes to Consolidated Financial Statements, contained in the 2012 Annual Report and incorporated by reference in this Item 1, for a table that provides the Company’s risk based capital ratios and leverage ratio.

Federal banking agencies have broad powers to take corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are “well capitalized,” “adequately capitalized,” “undercapitalized”, “significantly undercapitalized,” or “critically undercapitalized.” As of December 31, 2012, the Bank was a “well-capitalized” bank, as defined by the FDIC.

The FDIC has issued a rule that sets the capital level for each of the five capital categories by which banks are evaluated. A bank is deemed to be "well capitalized" if the bank has a total risk-based capital ratio of 10% or greater, has a Tier 1 risk-based capital ratio of 6% or greater, has a leverage ratio of 5% or greater, and is not subject to any order or final capital directive by the FDIC to meet and maintain a specific capital level for any capital measure. A bank may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it received an unsatisfactory safety and soundness examination rating.

All of the bank regulatory agencies have issued rules that amend their capital guidelines for interest rate risk and require such agencies to consider in their evaluation of a bank's capital adequacy the exposure of a bank's capital and economic value to changes in interest rates. These rules do not establish an explicit supervisory threshold. The agencies intend, at a subsequent date, to incorporate explicit minimum requirements for interest rate risk into their risk based capital standards and have proposed a supervisory model to be used together with bank internal models to gather data and hopefully propose at a later date explicit minimum requirements.

The United States is a member of the Basel Committee on Banking Supervision (“the Basel Committee”) that provides a forum for regular international cooperation on banking supervisory matters. The Basel Committee develops guidelines and supervisory standards and is best known for its international standards on capital adequacy.

In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation, officially identified by the Basel Committee as “Basel III”. The federal banking regulatory agencies have proposed regulations implementing the Basel III capital standards. The Basel III proposals would change required levels of capital and how banks calculate their regulatory capital and revise and harmonize the rules for calculating risk-weighted assets to enhance risk sensitivity and address weaknesses that have been identified over the past several years. The proposals would increase the minimum levels of required capital, narrow the definition of capital, and increase the risk weights for various asset classes.

Specifically, fully phased-in capital standards under Basel III would require banks to maintain more capital than the minimum levels required under current regulatory capital standards. The new requirements would (i) include a new minimum common equity tier 1 capital ratio of 4.5% of risk-weighted assets, (ii) raise the minimum tier 1 capital ratio from 4.0% to 6.0% of risk-weighted assets, (iii) retain the current minimum total capital ratio of 8.0% of risk-weighted assets and the minimum tier 1 leverage capital ratio at 4.0% of average assets and (iv) introduce a “capital conservation buffer” of 2.5% above the minimum risk-based capital requirements; the capital conservation buffer must be maintained to avoid restrictions on capital distributions and certain discretionary bonus payments.

The new minimum regulatory capital requirements would be fully phased in on January 1, 2019. However, the final rules have not yet been issued and are not yet applicable to the Company. In November 2012, U.S. Regulators delayed the implementation of these provisions.

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

Consumer Protection Statutes and Regulations

The Company is subject to many federal consumer protection statutes and regulations including the Truth in Lending Act, Truth in Savings Act, Equal Credit Opportunity Act, Fair Housing Act, Real Estate Settlement Procedures Act and Home Mortgage Disclosure Act. Among other things, these acts:

•	require banks to disclose credit terms in meaningful and consistent ways;
•	prohibit discrimination against an applicant in any consumer or business credit transaction;
•	prohibit discrimination in housing-related lending activities;
•	require banks to collect and report applicant and borrower data regarding loans for home purchases or improvement projects;
•	require lenders to provide borrowers with information regarding the nature and cost of real estate settlements;
•	prohibit certain lending practices and limit escrow account amounts with respect to real estate transactions; and
•	prescribe possible penalties for violations of the requirements of consumer protection statutes and regulations.

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

The scope of the Dodd-Frank Act impacts many aspects of the financial services industry, and it requires the development and adoption of many implementing regulations over the next several months and years; thus, the effects of the Dodd-Frank Act on the financial services industry will depend, in large part, upon the extent to which regulators exercise the authority granted to them under the Dodd-Frank Act and the approaches taken in implementing regulations. The Dodd-Frank Act created the Consumer Financial Protection Bureau (“CFPB”). The CFPB is responsible for administering and enforcing numerous federal consumer financial laws enumerated in the Dodd-Frank Act. The Company and the entire financial services industry continue to assess the potential impact of the Dodd-Frank Act on business and operations, but the likely impact cannot be ascertained with any degree of certainty. However, the Company has been, or is likely to be, impacted by the Dodd-Frank Act in the areas of corporate governance, deposit insurance assessments, capital requirements and restrictions on fees that may be charged to consumers.

National Monetary Policy

In addition to being affected by general economic conditions, the earnings and growth of the Bank and, therefore, the earnings and growth of the Company are affected by the policies of regulatory authorities, including the Federal Reserve and the FDIC. An important function of the Federal Reserve is to regulate the money supply and credit conditions. Among the instruments used to implement these objectives are open market operations in U.S. government securities, setting the discount rate and changes in financial institution reserve requirements. These instruments are used in varying combinations to influence overall growth and distribution of credit, bank loans, investments and deposits, and their use may also affect interest rates charged on loans or paid on deposits.

The monetary policies and regulations of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The effects of such policies upon the future businesses, earnings and growth of the Company cannot be predicted with certainty.

Employees

As of December 31, 2012, the Company had a total of 113 full-time and 37 part-time employees.

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

ITEM 1A. RISK FACTORS

In analyzing whether to make or to continue an investment in the Company, investors should consider, among other factors, the following:

The impact of adverse changes in the economy and real estate markets, including protracted periods of low-growth and sluggish loan demand.

Lending money is an essential part of the banking business, and the revenues derived from lending activities are the most significant segment of the Company’s income statement. Extended periods of sluggish loan demand can materially affect the composition of the Company’s consolidated statement of financial condition, reducing the ratio of loans to deposits, reducing the Company’s profitability. Adverse changes in the economy and real estate markets and the duration of economic downturns can negatively affect the solvency of businesses and consumers. Borrowers’ ability to repay loans causes increases in non-performing assets, which may result in elevated collection and carrying costs related to such non-performing assets and increases in loan charge-offs, significantly impacting the loan loss provision charged to earnings to fund the allowance for loan losses. The risk of non-payment is affected by credit risks of the borrower, changes in economic and industry conditions, the duration of the loan and, in the case of a collateralized loan, uncertainties as to the future value of the collateral supporting the loan. Historically, commercial loans have presented a greater risk of non-payment than consumer loans, but recent declines in home values and rising unemployment rates affecting consumers’ continuing financial stability have increased the risk for higher charge-offs of residential real estate loans. The application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans.

The Company has established an allowance for loan losses that management believes to be adequate to offset probable losses on the Company’s existing loans. However, there is no precise method of estimating loan losses. There can be no assurance that any future declines in real estate market conditions, general economic conditions or changes in regulatory policies will not require the Company to increase its allowance for loan losses, which could reduce earnings.

The effect of market interest rates, particularly a continuing period of low market interest rates, and relative balances of rate-sensitive assets to rate-sensitive liabilities, on net interest margin and net interest income.

The operations of financial institutions such as the Company are dependent to a large degree on net interest income, which is the difference between interest income from loans and investments and interest expense on deposits and borrowings. An institution's net interest income is significantly affected by market rates of interest that in turn are affected by prevailing economic conditions, by the fiscal and monetary policies of the federal government and by the policies of various regulatory agencies. The Federal Reserve Board (“FRB”) regulates the national money supply in order to manage recessionary and inflationary pressures. In doing so, the FRB may use techniques such as engaging in open market transactions of U.S. Government securities, changing the discount rate and changing reserve requirements against bank deposits. The use of these techniques may also affect interest rates charged on loans and paid on deposits. The interest rate environment, which includes both the level of interest rates and the shape of the U.S. Treasury yield curve, has a significant impact on net interest income. See the section entitled “Market / Interest Rate Risk” and Table 5 – “Maturity Distribution” in Management’s Discussion and Analysis of Financial Condition in the 2012 Annual Report, incorporated by reference in this Item 1A for a discussion of the effects on net interest income over a twelve month period beginning on December 31, 2012 of simulated interest rate changes. Like all financial institutions, the Company's consolidated statement of financial condition is affected by fluctuations in interest rates. Volatility in interest rates can also result in disintermediation, which is the flow of deposits away from financial institutions into direct investments, such as US Government and corporate securities and other investment vehicles, including mutual funds, which, because of the absence of federal insurance premiums and reserve requirements, generally pay higher rates of return than bank deposit products. See "Item 7: Management's Discussion of Financial Condition and Results of Operations” and “Item 7A: Quantitative and Qualitative Disclosure about Market Risk”.

The increasing time and expense associated with regulatory compliance and risk management.

The time, expense, internal and external resources associated with regulatory compliance continue to increase. Thus, balancing the need to address regulatory changes and effectively manage growth in non-interest expenses has become more challenging than it has been in the past.

The Company’s subsidiary Bank is a depository institution whose deposits are insured by the Federal Deposit Insurance Corporation (FDIC). The Company and the Bank are extensively regulated under federal and state banking laws and regulations that are intended primarily for the protection of depositors, federal deposit insurance funds and the banking system as a whole. In general, these laws and regulations establish: the eligible business activities for the Company; certain acquisition and merger restrictions; limitations on intercompany transactions such as loans and dividends; capital adequacy requirements; requirements for anti-money laundering programs; consumer lending and other compliance matters. While these statutes and regulations are generally designed to minimize potential loss to depositors, and the FDIC insurance funds, they do not eliminate risk, and compliance with such statutes and regulations increases the Company’s expense, requires management’s attention and can be a disadvantage from a competitive standpoint with respect to non-regulated competitors and larger bank competitors.

Compliance with banking statutes and regulations is important to the Company's ability to engage in new activities and to consummate additional acquisitions. Bank regulators are scrutinizing banks through longer and more extensive bank examinations in both the safety and soundness and compliance areas. The results of such examinations could result in a delay in receiving required regulatory approvals for potential new activities and transactional matters. In the event that the Company's compliance record would be determined to be unsatisfactory, such approvals may not be able to be obtained. Federal and state banking regulators also possess broad powers to take supervisory actions, as they deem appropriate. These supervisory actions may result in higher capital requirements, higher deposit insurance premiums and limitations on the Company's operations that could have a material adverse effect on its business and profitability.

The federal government, the Federal Reserve Board and other governmental and regulatory bodies have taken, and may in the future take other actions, in response to the stress on the financial system. For example, the Federal Reserve Board recently announced its intention to maintain short-term interest rates near zero at least until certain unemployment and inflation targets are reached, which the Federal Reserve Board currently believes will not occur until at least mid-2015. Such actions, although intended to aid the financial markets, and continued volatility in the markets, could materially and adversely affect the Company's business, financial condition and results of operations, or the trading price of the Company's common stock.

In addition, the Company is subject to changes in federal and state tax laws as well as changes in banking and credit regulations, accounting principles, governmental economic and monetary policies and collection efforts by taxing authorities.

Financial reform legislation is likely to have a significant impact on the Company’s business and results of operations; however, until more implementing regulations are adopted, the extent to which the legislation will impact the Company is uncertain.

In July, 2010, the President of the United States signed into law the Dodd-Frank Act. Among other things, the Dodd-Frank Act created the Financial Stability Oversight Council, with oversight authority for monitoring and regulating systemic risk, and the Consumer Financial Protection Bureau (“CFPB”), which has broad regulatory and enforcement powers over consumer financial products and services. The Dodd-Frank Act also changed the responsibilities of the current federal banking regulators, imposed additional corporate governance and disclosure requirements in areas such as executive compensation and proxy access, and private equity activities of banks.

The scope of the Dodd-Frank Act impacted many aspects of the financial services industry, and it requires the development and adoption of many regulations, a significant number of which have not yet been adopted or fully implemented. The effects of the Dodd-Frank Act on the financial services industry will depend, in large part, upon the extent to which regulators exercise the authority granted to them under the Dodd-Frank Act and the approaches taken in implementing regulations. Additional uncertainty regarding the effect of the Dodd-Frank Act exists due to court decisions and the potential for additional legislative changes to the Dodd-Frank Act. The Company, as well as the broader financial services industry, is continuing to assess the potential impact of the Dodd-Frank Act (and its possible impact on customers' behaviors) on its business and operations but, at this stage, the extent of the impact cannot be fully determined with any degree of certainty. However, the Company has been impacted, and will likely continue to be in the future, by the so-called Durbin Amendment to the Dodd-Frank Act, which reduced debit card interchange revenue of banks; and revised deposit insurance assessments. It also is likely to be impacted by the Dodd-Frank Act in the areas of corporate governance, capital requirements, risk management, stress testing and regulation under consumer protection laws.

The Dodd-Frank Act established the CFPB. Among other things, the CFPB was given rulemaking authority over most providers of consumer financial services in the U.S., examination and enforcement authority over the consumer operations of large banks, as well as interpretive authority with respect to numerous existing consumer financial services regulations. The CFPB began exercising these oversight authorities over the largest banks during 2011. Because this is an entirely new agency, the impact on the Company, including its retail banking and mortgage businesses, is largely uncertain. However, any new regulatory requirements, or modified interpretations of existing regulations, will affect the Company’s consumer business practices and operations, potentially resulting in increased compliance costs. Furthermore, the CFPB represents an additional source of potential enforcement or litigation against the Company and, as an entirely new agency with a focus on consumer protection, the CFPB may have new or different enforcement or litigation strategies than those typically utilized by other regulatory agencies. Such actions could further increase the Company’s costs.

The delay in the implementation of many of the regulations mandated by the Dodd-Frank Act on the timelines contemplated by such legislation has resulted in a lack of clear regulatory guidance to banks. The resulting uncertainty has caused banks to take a cautious approach to business initiatives and planning.

Capital and liquidity strategies, including the expected impact of the capital and liquidity requirements proposed by the Basel III standards.

In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation, officially identified by the Basel Committee as “Basel III.”. The federal banking regulatory agencies have proposed regulations implementing the Basel III capital standards. The Basel III proposals would change required levels of capital and how banks calculate their regulatory capital and revise and harmonize the rules for calculating risk-weighted assets to enhance risk sensitivity and address weaknesses that have been identified over the past several years. The proposals would increase the minimum levels of required capital, narrow the definition of capital, and increase the risk weights for various asset classes.

Specifically, fully phased-in capital standards under Basel III would require banks to maintain more capital than the minimum levels required under current regulatory capital standards. The new requirements would (i) include a new minimum common equity tier 1 capital ratio of 4.5% of risk-weighted assets, (ii) raise the minimum tier 1 capital ratio from 4.0% to 6.0% of risk-weighted assets, (iii) retain the current minimum total capital ratio of 8.0% of risk-weighted assets and the minimum tier 1 leverage capital ratio at 4.0% of average assets and (iv) introduce a “capital conservation buffer” of 2.5% above the minimum risk-based capital requirements; the capital conservation buffer must be maintained to avoid restrictions on capital distributions and certain discretionary bonus payments.

The new minimum regulatory capital requirements would be fully phased in on January 1, 2019. However, the final rules have not yet been issued and are not yet applicable to the Company. In November 2012, U.S. Regulators delayed the implementation of these provisions. As of December 31, 2012, the Company believes its current capital levels would meet the fully-phased in minimum capital requirements, including capital conservation buffers, as proposed in the Basel III capital standards.

Additionally, the Basel III framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests, including a liquidity coverage ratio (“LCR), which is designed to ensure that the banking entity maintains a level of unencumbered high-quality liquid assets greater than or equal to the entity’s expected net cash outflow for a 30-day time horizon under an acute liquidity stress scenario, and a net stable funding ratio (“NSFR”) designed to promote more medium and long-term funding based on the liquidity characteristics of the assets and activities of banking entities over a one-year time horizon. The LCR and NSFR have proposed adoption dates beginning in 2015 and 2018, respectively.

Given that the Basel III rules are subject later to change, and the scope and content of capital regulations that the U.S. banking agencies may adopt under the Dodd-Frank Act is uncertain, it is uncertain what impact the new capital regulations will have on the Company’s capital ratios. As discussed in “Item 1: Business”, banks will likely be required to maintain higher levels of capital and these changes to present capital and liquidity requirements could restrict the Company’s activities. Compliance with heightened capital standards may reduce its ability to generate or originate revenue-producing assets and thereby restrict revenue generation from banking and non-banking operations. If the Company fails to meet these minimum liquidity capital guidelines and other regulatory requirements, its financial condition could be materially and adversely affected.

The effect of competition on rates of deposit and loan growth and net interest margin.

There is significant competition among banks in the market areas served by the Company. In addition, as a result of deregulation of the financial industry, the Bank also competes with other providers of financial services such as savings and loan associations, credit unions, consumer finance companies, securities firms, insurance companies, the mutual funds industry, full service brokerage firms and discount brokerage firms, some of which are subject to less extensive regulations than the Company with respect to the products and services they provide. Some of the Company’s competitors have greater resources than the Company and, as a result, may have higher lending limits and may offer other services not offered by our Company. See "Item 1: Business - Competition." Competition may adversely affect the rates the Company pays on deposits and charges on loans, thereby potentially adversely affect the Company’s profitability. The Company’s profitability depends upon its continued ability to successfully compete in the markets it serves. Further, intense competition among lenders is contributing to downward pressure on loan yields.

Cyber security incidents could disrupt business operations, result in the loss of critical and confidential information, and adversely impact our reputation and results of operations.

Global cyber security threats can range from uncoordinated individual attempts to gain unauthorized access to our information technology (IT) systems to sophisticated and targeted measures known as advanced persistent threats. While we employ comprehensive measures to prevent, detect, address and mitigate these threats (including access controls, data encryption, vulnerability assessments, continuous monitoring of our IT networks and systems and maintenance of backup and protective systems), cyber security incidents, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption or unavailability of critical data and confidential or proprietary information (our own or that of third parties) and the disruption of business operations. The potential consequences of a material cyber security incident include reputational damage, litigation with third parties, and increased cyber security protection and remediation costs, which in turn could adversely affect our competitiveness and results of operations.

Potential disruption or failure of network and information processing systems and those of third-party vendors.

The Company's business activities are dependent on its ability to accurately and timely process, record and monitor a large number of transactions. If any of its financial, accounting, network or other information processing systems fail or have other significant shortcomings, the Company could be materially adversely affected. Third parties with which the Company does business could be sources of operational risk to the Company, including the risk that the third parties' own network and information processing systems could fail. Any of these occurrences could materially diminish the Company's ability to operate one or more of the Company's businesses, or result in potential liability to clients, reputational damage and regulatory intervention, any of which could materially adversely affect the Company.

The Company may be subject to disruptions or failures of the Company's financial, accounting, network and information processing systems arising from events that are wholly or partially beyond the Company's control, which may include, for example, computer viruses or electrical or telecommunications outages, denial of service attacks or hacking targeting the Company's network or information processing systems or the Company's websites, natural disasters, disease pandemics or other damage to property or physical assets or terrorist acts. The Company has developed an emergency recovery program, which includes plans to maintain or resume operations in the event of an emergency, such as a power outage or disease pandemic, and contingency plans in the event that operations or systems cannot be resumed or restored. The emergency recovery program is periodically reviewed and updated, and components of the emergency recovery program are periodically tested and validated. The Company also reviews and evaluates the emergency recovery programs of vendors which provide certain third-party systems that the Company considers critical. Nevertheless, disruptions or failures affecting any of these systems may give rise to interruption in service to customers, damage to the Company's reputation and loss or liability to the Company.

Investment securities losses, including other-than-temporary declines in the value of securities which may result in charges to earnings.

Price fluctuations in securities markets, as well as other market events, could have an impact on the Company’s results of operations. As described below, the Company’s holding of certain securities and the revenues the Company earns from its trust and investment management services business are particularly sensitive to those events:

Equity investments:

As of December 31, 2012, the Company’s equity investments were comprised of publicly traded financial institutions. The value of the securities in the Company’s equity portfolio may be affected by a number of factors. General economic conditions and uncertainty surrounding the financial institution sector as a whole has impacted the value of these securities. Declines in bank stock values in general, as well as deterioration in the performance of specific banks, could result in other-than-temporary impairment charges. Considerations used to determine other-than-temporary impairment status to individual holdings include the length of time the stock has remained in an unrealized loss position, and the percentage of unrealized loss compared to the carrying cost of the stock, dividend reduction or suspension, market analyst reviews and expectations, and other pertinent news that would affect expectations for recovery or further decline.

Municipal securities:

As of December 31, 2012 the Company had approximately $46 million of municipal securities issued by various municipalities in its investment portfolio. Ongoing uncertainty with respect to the financial viability of municipal insurer places greater emphasis on the underlying strength of issuers. Increasing pressure on local tax revenues of issuers due to adverse economic conditions could also have a negative impact on the underlying credit quality of issuers.

Investment management and trust services revenue:

The Company’s investment management and trust services revenue is also impacted by fluctuations in the securities markets. A portion of this revenue is based on the value of the underlying investment portfolios. If the values of those investment portfolios decrease, whether due to factors influencing U.S. securities markets, in general or otherwise, the Company’s revenue could be negatively impacted. In addition, the Company’s ability to sell its brokerage services is dependent, in part, upon consumers’ level of confidence in securities markets.

Fluctuations in the stock market could negatively affect the value of the Company’s common stock. The Company’s common stock is quoted under the symbol “JUVF” on the OTC Bulletin Board, an automated quotation service, made available through, and governed by, the NASDAQ system. There can be no assurance that a regular and active market for the Common Stock will develop in the foreseeable future. See "Item 5: Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities." Investors in the shares of common stock may, therefore, be required to assume the risk of their investment for an indefinite period of time. Lack of investor confidence in large banks may cause investors to avoid investments in the banking sector as a whole, causing deterioration in the trading prices of community banks, which can be unrelated to the merits of an investment in a specific community bank.

"Anti-takeover" provisions may keep shareholders from receiving a premium for their shares.

The Articles of Incorporation of the Company presently contain certain provisions, such as a staggered Board of Directors, which may be deemed to be "anti-takeover" in nature in that such provisions may deter, discourage or make more difficult the assumption of control of the Company by another Company or person through a tender offer, merger, proxy contest or similar transaction or series of transactions. In addition, provisions of Pennsylvania law could similarly make it more difficult for a third party to acquire control of the Company. The overall effects of the "anti-takeover” provisions may be to discourage, make more costly or more difficult, or prevent a future takeover offer, thereby preventing shareholders from receiving a premium for their securities in a takeover offer. These provisions may also increase the possibility that a future bidder for control of the Company will be required to act through arms-length negotiation with the Company’s Board of Directors. Copies of the Articles of Incorporation of the Company are on file with the Securities and Exchange Commission and the Pennsylvania Secretary of State.

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

20 Prince Street, Reedsville, Pennsylvania (branch office)

100 West Water Street, Lewistown, Pennsylvania (branch office)

320 South Logan Boulevard, Burnham, Pennsylvania (branch office)

571 Main Street, Richfield, Pennsylvania (branch office)

The Bank leases four offices:

Branch Offices –

5294 West River Road, Mifflintown, Pennsylvania (lease expires December 31, 2017)

Wal-Mart Supercenter, Route 522 South, Lewistown, Pennsylvania (lease expires November 2016)

Financial Services Office –

129 South Main Street, Lewistown, Pennsylvania (lease expires November 2014)

Loan Production Office –

1366 South Atherton Street, State College, Pennsylvania (lease expires November 2014)

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

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information:

Information regarding the market for the Company’s stock, the market price of the stock and dividends that the Company has paid is included in the Company’s Annual Report to Shareholders for the year ended December 31, 2012, in the section entitled “Common Stock Market Prices and Dividends,” and is incorporated by reference in this Item 5.

Holders:

As of March 4, 2013, there were 1,782 registered holders of the Company’s outstanding common stock.

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

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number	Average	Part of Publicly	Shares that May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	per Share	Programs	Plans or Programs

October 1-31, 2012	-	$-	-	83,522
November 1-30, 2012	3,700	18.00	3,700	79,822
December 1-31, 2012	11,429	18.25	11,429	68,393

Totals	15,129	$18.19	15,129	68,393

Performance Graph:

The following graph shows the yearly percentage change in the Company’s cumulative total shareholder return on its common stock from December 31, 2007 to December 31, 2012 compared with the Russell 3000 Index and a peer group index (the “JUVF Peer Group Index”), consisting of seven bank holding companies that operate within our immediate market area. The bank holding companies are First Community Financial Corporation, F.N.B. Corporation, Kish Bancorp, Inc., Mifflinburg Bank & Trust Company, Mid Penn Bancorp, Inc., Northumberland Bancorp and Orrstown Financial Services, Inc.

	Period Ending
Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Juniata Valley Financial Corp.	100.00	96.07	92.61	94.30	106.03	111.66
Russell 3000	100.00	62.69	80.46	94.08	95.05	110.65
JUVF Peer Group Index*	100.00	93.15	62.86	82.74	89.63	89.97

ITEM 6. SELECTED FINANCIAL DATA

The section entitled “Five Year Financial Summary - Selected Financial Data” in the Company’s Annual Report to Shareholders for the year ended December 31, 2012 is incorporated by reference in this Item 6.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The section entitled “Management’s Discussion and Analysis of Financial Condition” and “Results of Operations” in the Company’s Annual Report to Shareholders for the year ended December 31, 2012 is incorporated by reference in this Item 7.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The section entitled “Management’s Discussion and Analysis – Financial Condition – Market / Interest Rate Risk” in the Company’s Annual Report to Shareholders for the year ended December 31, 2012 is incorporated by reference in this Item 7A.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s Consolidated Financial Statements and the Notes to Consolidated Financial Statements thereto included in the Company’s Annual Report to Shareholders for the year ended December 31, 2012 is incorporated by reference in this Item 8.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company’s management, with the participation of its CEO and CFO, conducted an evaluation, as of December 31, 2012, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based on this evaluation, the Company’s CEO and CFO concluded that, as of the end of the period covered by this annual report, the Company’s disclosure controls and procedures were effective in reaching a reasonable level of assurance that management is timely alerted to material events relating to the Company during the period when the Company’s periodic reports are being prepared.

Conclusion Regarding Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13(a) – 15(f) promulgated under the Exchange Act. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under the framework in Internal Control-Integrated Framework, the Company’s management concluded that internal control over financial reporting was effective as of December 31, 2012.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, management concluded that as of December 31, 2012, the Company’s internal control over financial reporting is effective and meets the criteria of the Internal Control-Integrated Framework.

The independent registered public accounting firm that audited the consolidated financial statements included in the annual report has issued an attestation report on the Company's internal control over financial reporting.

/s/ Marcie A. Barber
Marcie A. Barber, President and Chief Executive Officer

/s/ JoAnn N. McMinn
JoAnn N. McMinn, Chief Financial Officer

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm on Effectiveness of Internal Control over Financial Reporting

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Juniata Valley Financial Corp.

Mifflintown, Pennsylvania

We have audited Juniata Valley Financial Corp. and its wholly-owned subsidiary’s, The Juniata Valley Bank, (the “Company”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report on Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Juniata Valley Financial Corp. and its wholly-owned subsidiary, The Juniata Valley Bank, as of December 31, 2012 and 2011 and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated March 15, 2013 expressed an unqualified opinion.

ParenteBeard LLC

Harrisburg, Pennsylvania

March 15, 2013

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference herein is information appearing in the Proxy Statement for the Annual Meeting of Shareholders to be held on May 21, 2013 (the “Proxy Statement”) under the captions “Directors of the Company”, “Executive Officers of the Company”, “Corporate Governance and Board Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance”. The Company has adopted a Code of Ethics that is applicable to the Company’s Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer and other designated senior officers, which can be found in the Investor Information – Governance Documents section of the Company’s website at www.JVBonline.com. The Company will file its Proxy Statement on or before April 11, 2013.

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

Equity Compensation Plan Information

Number of securities
	Number of		remaining available
	securities to be		for future issuance
	issued upon exercise	Weighted average	under equity
	of outstanding	exercise price of	compensation plans
	options, warrants	outstanding options,	(excluding securities
Plan Category	and rights	warrants and rights	reflected in column a)
	a	b	c

Equity compensation plans approved by security holders	97,792	$19.04	459,480
Equity compensation plans not approved by security holders	-	-

Total	97,792	$19.04	459,480

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Incorporated by reference herein is the information contained in the Proxy Statement under the caption “Related Party Transactions” and “Corporate Governance and Board Matters”.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference herein is information contained in the Proxy Statement under the caption “Independent Registered Public Accounting Firm”.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	The following consolidated financial statements of the Company are filed as part of this Form 10-K:

(i)	Report of Independent Registered Public Accounting Firm

(ii)	Consolidated Statements of Financial Condition as of December 31, 2012 and December 31, 2011

(iii)	Consolidated Statements of Income for the fiscal years ended December 31, 2012, December 31, 2011 and December 31, 2010

(iv)	Consolidated Statements of Comprehensive Income for the fiscal years ended December 31,2012, December31, 2011 and December 31,2010

(v)	Consolidated Statements of Stockholders’ Equity for the fiscal years ended December 31, 2012, December 31, 2011 and December 31, 2010

(vi)	Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2012, December 31, 2011 and December 31, 2010

(vii)	Notes to Consolidated Financial Statements

(a)(2) Financial Statements Schedules. All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and have therefore been omitted.

(a)(3) Exhibits.

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 4.1 to the Company’s Form S-3 Registration Statement No. 333-129023 filed with the SEC on October 14, 2005)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2007)

3.3	Bylaw Amendment – (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 28, 2012

10.1	1993 Directors Deferred Compensation Agreement for Dale G. Nace (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2009) *

10.2	1999 Directors Deferred Compensation Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2009) *

10.3	Amendments to the 1999 Directors Deferred Compensation Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2011) *

10.4	Director Supplemental Life Insurance/ Split Dollar Plan (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2009) *

10.5	Employee Annual Incentive Plan, (filed herewith)*■

10.6	Change of Control Severance Agreement with JoAnn N. McMinn (incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2005).*

10.7	Salary Continuation Agreement with Francis J. Evanitsky (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2006)*

10.8	Salary Continuation Agreement with JoAnn N. McMinn (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2008)*

10.9	Salary Continuation Agreement with Marcie A. Barber (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2008)*

10.10	Change of Control Severance Agreement with Marcie A. Barber (incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K filed with the SEC on May 27, 2008).*

10.11	Juniata Valley Financial Corp. 2011 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 15, 2011)*

10.12	Technology Outsourcing Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 22, 2010).

13.1	Annual Report to Shareholders

21.1	Subsidiaries of Juniata Valley Financial Corp.

23.1	Consent of ParenteBeard LLC

31.1	Rule 13a-4(d) Certification of Marcie A. Barber

31.2	Rule 13a-4(d) Certification of JoAnn N. McMinn

32.1	Section 1350 Certification of Marcie A. Barber

32.2	Section 1350 Certification of JoAnn N. McMinn

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

*Denotes a compensatory plan.

(b) Exhibits. The exhibits required to be filed as part of this report are submitted as a separate section of this report.

(c) Financial Statements Schedules. None Required.

■ Denotes that portions of such Plan have been omitted pursuant to a request for confidential treatment and such confidential information has been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JUNIATA VALLEY FINANCIAL CORP. (REGISTRANT)
Date: March 15, 2013

/s/ Marcie A. Barber
By: Marcie A. Barber
Director, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Philip E. Gingerich, Jr.
Philip E. Gingerich, Jr.	March 15, 2013
Chairman

/s/ Timothy I. Havice
Timothy I. Havice	March 15, 2013
Vice Chairman

/s/ Charles L. Hershberger
Charles L. Hershberger	March 15, 2013
Secretary

/s/ Marcie A. Barber
Marcie A. Barber	March 15, 2013
Director and Chief Executive Officer (Principal Executive Officer)

/s/ Martin L. Dreibelbis
Martin L. Dreibelbis	March 15, 2013
Director

/s/ Jan G. Snedeker
Jan G. Snedeker	March 15, 2013
Director

/s/ Francis J. Evanitsky
Francis J. Evanitsky	March 15, 2013
Director

/s/ Dale G. Nace
Dale G. Nace	March 15, 2013
Director

/s/ Robert K. Metz, Jr.
Robert K. Metz, Jr.	March 15, 2013
Director

/s/ Richard M. Scanlon
Richard M. Scanlon, DMD	March 15, 2013
Director

/s/ JoAnn N. McMinn
JoAnn N. McMinn	March 15, 2013
Chief Financial Officer (Principal Accounting and Financial Officer)

