Form 10-Q
period 2013-03-31
JUNIATA VALLEY FINANCIAL CORP
filed 2013-05-10
CIK 714712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended March 31, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to _____________________________

Commission File Number __________________________ 000-13232_________________________

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 8, 2013
Common Stock ($1.00 par value)	4,218,361 shares

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Financial Condition

 ( Unaudited, in thousands, except share data)

	March 31,	December 31,
	2013	2012
ASSETS
Cash and due from banks	$6,705	$14,261
Interest bearing deposits with banks	4,834	136
Cash and cash equivalents	11,539	14,397

Interest bearing time deposits with banks	847	847
Securities available for sale	129,082	122,338
Restricted investment in Federal Home Loan Bank (FHLB) stock	1,472	1,726
Investment in unconsolidated subsidiary	4,034	4,000
Loans held for sale	380	-
Loans	272,108	277,500
Less: Allowance for loan losses	(2,316)	(3,281)
Total loans, net of allowance for loan losses	269,792	274,219
Premises and equipment, net	6,352	6,472
Other real estate owned	162	428
Bank owned life insurance and annuities	14,508	14,402
Equity investment in low income housing project	3,946	3,796
Core deposit intangible	153	164
Goodwill	2,046	2,046
Accrued interest receivable and other assets	4,454	4,034
Total assets	$448,767	$448,869
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing	$70,524	71,318
Interest bearing	317,954	315,433
Total deposits	388,478	386,751

Securities sold under agreements to repurchase	3,828	3,836
Short-term borrowings	-	1,600
Other interest bearing liabilities	1,309	1,305
Accrued interest payable and other liabilities	4,769	5,080
Total liabilities	398,384	398,572
Stockholders' Equity:
Preferred stock, no par value:
Authorized - 500,000 shares, none issued	-	-
Common stock, par value $1.00 per share:
Authorized - 20,000,000 shares
Issued - 4,745,826 shares
Outstanding -
4,218,361 shares at March 31, 2013;
4,218,361 shares at December 31, 2012	4,746	4,746
Surplus	18,352	18,346
Retained earnings	38,902	38,824
Accumulated other comprehensive loss	(1,417)	(1,419)
Cost of common stock in Treasury:
527,465 shares at March 31, 2013;
527,465 shares at December 31, 2012	(10,200)	(10,200)
Total stockholders' equity	50,383	50,297
Total liabilities and stockholders' equity	$448,767	$448,869

See Notes to Consolidated Financial Statements

Juniata Valley Financial Corp. and Subsidiary

 Consolidated Statements of Income

(Unaudited, in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2013	2012
Interest income:
Loans, including fees	$3,690	$4,195
Taxable securities	297	330
Tax-exempt securities	151	178
Other interest income	6	8
Total interest income	4,144	4,711
Interest expense:
Deposits	757	965
Securities sold under agreements to repurchase	1	1
Other interest bearing liabilities	5	6
Total interest expense	763	972
Net interest income	3,381	3,739
Provision for loan losses	80	1,108
Net interest income after provision for loan losses	3,301	2,631
Non-interest income:
Customer service fees	310	313
Debit card fee income	194	204
Earnings on bank-owned life insurance and annuities	97	106
Trust fees	89	106
Commissions from sales of non-deposit products	116	87
Income from unconsolidated subsidiary	54	57
Fees derived from loan activity	60	39
Gains on sales of loans	96	65
Gains on calls of securities	1	-
Other non-interest income	60	65
Total non-interest income	1,077	1,042
Non-interest expense:
Employee compensation expense	1,223	1,278
Employee benefits	462	535
Occupancy	245	229
Equipment	120	133
Data processing expense	354	356
Director compensation	57	59
Professional fees	95	88
Taxes, other than income	123	118
FDIC Insurance premiums	90	79
(Gain) loss on sales of other real estate owned	(26)	2
Amortization of intangibles	11	11
Other non-interest expense	281	357
Total non-interest expense	3,035	3,245
Income before income taxes	1,343	428
Provision for income taxes	337	10
Net income	$1,006	$418
Earnings per share
Basic	$0.24	$0.10
Diluted	$0.24	$0.10
Cash dividends declared per share	$0.22	$0.22
Weighted average basic shares outstanding	4,218,361	4,228,218
Weighted average diluted shares outstanding	4,219,526	4,231,276

See Notes to Consolidated Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
	Before		Net of	Before		Net of
	Tax	Tax	Tax	Tax	Tax	Tax
	Amount	Effect	Amount	Amount	Effect	Amount
Net income	$1,343	$(337)	$1,006	$428	$(10)	$418
Other comprehensive income (loss):

Unrealized losses on available for sale securities:

Unrealized holding losses arising during the period	(39)	13	(26)	(22)	8	(14)

Unrealized holding losses from unconsolidated subsidiary	(5)	-	(5)	(1)	-	(1)

Less reclassification adjustment for gains included in net income (1) (3)	(1)	-	(1)	-	-	-

Amortization of pension net actuarial cost (2) (3)	51	(17)	34	74	(25)	49

Other comprehensive income	6	(4)	2	51	(17)	34

Total comprehensive income	$1,349	$(341)	$1,008	$479	$(27)	$452

See Notes to Consolidated Financial Statements

(1)	Amounts are included in gains on calls of securities on the Consolidated Statements of Income as a separate element within total non-interest income.
(2)	Amounts are included in the computation of net periodic benefit cost and are included in employee benefits on the Consolidated Statements of Income as a separate element within total non-interest expense.
(3)	Income tax amounts are included in the provision for income taxes on the Consolidated Statements of Income.

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Stockholders' Equity

 (Unaudited, in thousands, except share data)

Three Months Ended March 31, 2013

	Number				Accumulated
	of				Other		Total
	Shares	Common		Retained	Comprehensive	Treasury	Stockholders'
	Outstanding	Stock	Surplus	Earnings	Loss	Stock	Equity
Balance at January 1, 2013	4,218,361	$4,746	$18,346	$38,824	$(1,419)	$(10,200)	$50,297
Net income				1,006			1,006
Other comprehensive income					2		2
Cash dividends at $0.22 per share				(928)			(928)
Stock-based compensation			6				6
Balance at March 31, 2013	4,218,361	$4,746	$18,352	$38,902	$(1,417)	$(10,200)	$50,383

Three Months Ended March 31, 2012
	Number				Accumulated
	of				Other		Total
	Shares	Common		Retained	Comprehensive	Treasury	Stockholders'
	Outstanding	Stock	Surplus	Earnings	Loss	Stock	Equity
Balance at January 1, 2012	4,228,218	$4,746	$18,363	$38,900	$(2,256)	$(10,033)	$49,720
Net income				418			418
Other comprehensive income					34		34
Cash dividends at $0.22 per share				(930)			(930)
Stock-based compensation			5				5
Treasury stock issued for
stock option and stock
purchase plans	1,450		(7)			28	21
Balance at March 31, 2012	4,229,668	$4,746	$18,361	$38,388	$(2,222)	$(10,005)	$49,268

See Notes to Consolidated Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Cash Flows

 (Unaudited, in thousands)

	Three Months Ended March 31,
	2013	2012
Operating activities:
Net income	$1,006	$418
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	80	1,108
Depreciation and amortization	131	134
Net amortization of securities premiums	111	95
Net amortization of loan origination costs	13	3
Deferred net loan origination fees (costs)	(2)	3
Amortization of core deposit intangible	11	11
Net realized gains on calls of securities	(1)	-
Net (gains) losses on sales of other real estate owned	(26)	2
Earnings on bank owned life insurance and annuities	(97)	(106)
Deferred income tax expense	29	91
Equity in earnings of unconsolidated subsidiary, net of dividends of $15 and $14	(39)	(43)
Stock-based compensation expense	6	5
Mortgage loans originated for sale	(3,690)	(1,430)
Proceeds from loans sold to others	3,382	1,430
Net gains on sales of loans	(96)	-
Increase in accrued interest receivable and other assets	(431)	(516)
Decrease in accrued interest payable and other liabilities	(249)	(326)
Net cash provided by operating activities	138	879
Investing activities:
Purchases of:
Securities available for sale	(14,227)	(24,711)
Premises and equipment	(11)	(48)
Bank owned life insurance and annuities	(18)	(18)
Proceeds from:
Maturities of and principal repayments on securities available for sale	7,333	20,905
Redemption of FHLB stock	254	85
Bank owned life insurance and annuities	2	4
Sale of other real estate owned	354	116
Sale of other assets	2	2
Investment in low income housing partnership	(150)	(167)
Net decrease in loans	4,274	3,839
Net cash (used in) provided by investing activities	(2,187)	7
Financing activities:
Net increase in deposits	1,727	7,660
Net change in securities sold under agreements to repurchase and short-term borrowings	(1,608)	(381)
Cash dividends	(928)	(930)
Treasury stock issued for employee stock plans	-	21
Net cash (used in) provided by financing activities	(809)	6,370
Net (decrease) increase in cash and cash equivalents	(2,858)	7,256
Cash and cash equivalents at beginning of year	14,397	14,174
Cash and cash equivalents at end of period	$11,539	$21,430
Supplemental information:
Interest paid	$791	$973
Income taxes paid	75	150
Supplemental schedule of noncash investing and financing activities:
Transfer of loans to other real estate owned	$62	$279

See Notes to Consolidated Financial Statements

JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation and Accounting Policies

The consolidated financial statements include the accounts of Juniata Valley Financial Corp. (the “Company”) and its wholly owned subsidiary, The Juniata Valley Bank (the “Bank”). All significant intercompany accounts and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (U.S. GAAP) for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. For comparative purposes, whenever necessary, the 2012 balances have been reclassified to conform to the 2013 presentation. Such reclassifications, if any, had no impact on net income. Operating results for the three month period ended March 31, 2013, are not necessarily indicative of the results for the year ending December 31, 2013. For further information, refer to the consolidated financial statements and notes thereto included in Juniata Valley Financial Corp.’s Annual Report on Form 10-K for the year ended December 31, 2012.

The Company has evaluated events and transactions occurring subsequent to the consolidated statement of financial condition date of March 31, 2013 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

2. Recent Accounting Standards Updates (ASU)

There were no new accounting pronouncements affecting the Company during the three months ended March 31, 2013 that were not already incorporated into the disclosures.

3. Accumulated other Comprehensive loss

Components of accumulated other comprehensive loss, net of tax consisted of the following (in thousands):

	3/31/2013	12/31/2012
Unrealized gains on available for sale securities	$768	$800
Unrecognized expense for defined benefit pension	(2,185)	(2,219)
Accumulated other comprehensive loss	$(1,417)	$(1,419)

4. Earnings Per Share

Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Potential common shares that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share:

(Amounts, except earnings per share, in thousands)
	Three Months	Three Months
	Ended	Ended
	March 31, 2013	March 31, 2012

Net income	$1,006	$418
Weighted-average common shares outstanding	4,218	4,228
Basic earnings per share	$0.24	$0.10

Weighted-average common shares outstanding	4,218	4,228
Common stock equivalents due to effect of stock options	1	3
Total weighted-average common shares and equivalents	4,219	4,231
Diluted earnings per share	$0.24	$0.10

5.	Securities

The Company’s investment portfolio includes primarily bonds issued by U.S. Government sponsored agencies (approximately 63%) and municipalities (approximately 35%) as of March 31, 2013. Most of the municipal bonds are general obligation bonds with maturities or pre-refunding dates within 5 years. The remaining 2% of the portfolio includes mortgage-backed securities issued by Government-sponsored agencies and backed by residential mortgages and a group of equity investments in other financial institutions.

The amortized cost and fair value of securities as of March 31, 2013 and December 31, 2012, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because the securities may be called or prepaid with or without prepayment penalties.

	March 31, 2013
Securities Available for Sale			Gross	Gross
	Amortized	Fair	Unrealized	Unrealized
Type and maturity	Cost	Value	Gains	Losses
Obligations of Government agencies and corporations
Within one year	$7,892	$7,954	$62	$-
After one year but within five years	42,237	42,712	475	-
After five years but within ten years	30,119	30,093	34	(60)
	80,248	80,759	571	(60)
Obligations of state and political subdivisions
Within one year	8,894	8,927	33	-
After one year but within five years	29,927	30,168	260	(19)
After five years but within ten years	4,721	4,927	214	(8)
After ten years	727	718	-	(9)
	44,269	44,740	507	(36)
Mortgage-backed securities	2,435	2,456	21	-
Equity securities	985	1,127	223	(81)
Total	$127,937	$129,082	$1,322	$(177)

	December 31, 2012
Securities Available for Sale			Gross	Gross
	Amortized	Fair	Unrealized	Unrealized
Type and maturity	Cost	Value	Gains	Losses
Obligations of Government agencies and corporations
Within one year	$7,908	$7,996	$88	$-
After one year but within five years	42,253	42,796	543	-
After five years but within ten years	22,004	22,025	53	(32)
	72,165	72,817	684	(32)
Obligations of state and political subdivisions
Within one year	10,448	10,505	57	-
After one year but within five years	29,595	29,809	246	(32)
After five years but within ten years	4,727	4,936	215	(6)
After ten years	731	726	-	(5)
	45,501	45,976	518	(43)
Mortgage-backed securities	2,502	2,526	24	-
Equity securities	985	1,019	145	(111)
Total	$121,153	$122,338	$1,371	$(186)

Certain obligations of the U.S. Government and state and political subdivisions are pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law. The carrying value of the pledged assets was $28,789,000 and $30,785,000 at March 31, 2013 and December 31, 2012, respectively.

In addition to cash received from the scheduled maturities of securities, some investment securities available for sale are sold at current market values during the course of normal operations. Following is a summary of proceeds received from all investment securities transactions and the resulting realized gains and losses (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Gross proceeds from sales of securities	$-	$-
Securities available for sale:
Gross realized gains from called securities	$1	$-
Gross realized losses	-	-

Accounting Standards Codification (ASC) Topic 320, Investments – Debt and Equity Securities, clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. For equity securities, consideration is given to management’s intention and ability to hold the securities until recovery of unrealized losses in assessing potential other-than-temporary impairment. More specifically, considerations used to determine other-than-temporary impairment status for individual equity holdings include the length of time the stock has remained in an unrealized loss position, the percentage of unrealized loss compared to the carrying cost of the stock, dividend reduction or suspension, market analyst reviews and expectations, and other pertinent developments that would affect expectations for recovery or further decline.

In instances when a determination is made that an other-than-temporary impairment exists and the entity does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, the other-than-temporary impairment is separated into the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.

The following table shows gross unrealized losses and fair value, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2013 and December 31, 2012 (in thousands):

	Unrealized Losses at March 31, 2013
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. Government agencies and corporations	$17,463	$(60)	$-	$-	$17,463	$(60)
Obligations of state and political subdivisions	8,773	(36)	-	-	8,773	(36)
Debt securities	26,236	(96)	-	-	26,236	(96)

Equity securities	-	-	268	(81)	268	(81)

Total temporarily impaired securities	$26,236	$(96)	$268	$(81)	$26,504	$(177)

	Unrealized Losses at December 31, 2012
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. Government agencies and corporations	$11,471	$(32)	$-	$-	$11,471	$(32)
Obligations of state and political subdivisions	13,040	(43)	-	-	13,040	(43)
Debt securities	24,511	(75)	-	-	24,511	(75)

Equity securities	249	(13)	251	(98)	500	(111)

Total temporarily impaired securities	$24,760	$(88)	$251	$(98)	$25,011	$(186)

There are 34 debt securities that were in an unrealized loss position on March 31, 2013, but none that have had unrealized losses for more than 12 months. These securities depreciated 0.7% from their amortized cost basis. The unrealized losses noted above are considered to be temporary impairments. The decline in the values of the debt securities is due only to interest rate fluctuations, rather than erosion of issuer credit quality. As a result, the payment of contractual cash flows, including principal repayment, is not at risk. As management does not intend to sell the securities, does not believe the Company will be required to sell the securities before recovery and expects to recover the entire amortized cost basis, none of the debt securities are deemed to be other-than-temporarily impaired.

Equity securities owned by the Company consist of common stock of various financial services providers (“Bank Stocks”) and are evaluated quarterly for evidence of other-than-temporary impairment. There were eight equity securities that were in an unrealized loss position on March 31, 2013, and have carried unrealized losses for 12 months or more. Individually, none of these eight equity securities have significant unrealized losses and each has increased in value during the first quarter of 2013. Management has identified no other-than-temporary impairment as of March 31, 2013 in the equity portfolio. Management continues to track the performance of each stock owned to determine if it is prudent to recognize any further other-than-temporary impairment charges. The Company has the ability and intent to hold its equity securities until recovery of unrealized losses.

6. Loans and Related Allowance for Credit Losses

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

Loans on which the accrual of interest has been discontinued are designated as non-accrual loans. Accrual of interest on loans is generally discontinued when the contractual payment of principal or interest has become 90 days past due or reasonable doubt exists as to the full, timely collection of principal or interest. However, it is the Company’s policy to continue to accrue interest on loans over 90 days past due as long as they are (1) guaranteed or well secured and (2) there is an effective means of timely collection in process. When a loan is placed on non-accrual status, all unpaid interest credited to income in the current year is reversed against current period income, and unpaid interest accrued in prior years is charged against the allowance for loan losses. Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. Generally, accruals are resumed on loans only when the obligation is brought fully current with respect to interest and principal, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

The Company originates loans in the portfolio with the intent to hold them until maturity. At the time the Company no longer intends to hold loans to maturity based on asset/liability management practices, the Company transfers loans from its portfolio to held for sale at fair value. Any write-down recorded upon transfer is charged against the allowance for loan losses. Any write-downs recorded after the initial transfers are recorded as a charge to other non-interest expense. Gains or losses recognized upon sale are included in gains on sales of loans which is a component of non-interest income.

The Company also originates residential mortgage loans with the intent to sell. These individual loans are normally funded by the buyer immediately. The Company maintains servicing rights on these loans, and the fair value of the servicing rights is carried as a component of other assets. Servicing rights are not material to the Company’s consolidated financial statements.

The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments. The allowance for loan losses (“allowance”) represents management’s estimate of losses inherent in the loan portfolio as of the consolidated statement of financial condition date and is recorded as a reduction to loans. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded lending commitments and is recorded in other liabilities on the consolidated statement of financial condition, when necessary. The amount of the reserve for unfunded lending commitments is not material to the consolidated financial statements. The allowance for loan losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.

For financial reporting purposes, the provision for loan losses charged to current operating income is based on management's estimates, and actual losses may vary from estimates. These estimates are reviewed and adjusted at least quarterly and are reported in earnings in the periods in which they become known.

Loans included in any class are considered for charge-off when:

•	principal or interest has been in default for 120 days or more and for which no payment has been received during the previous four months;
•	all collateral securing the loan has been liquidated and a deficiency balance remains;
•	a bankruptcy notice is received for an unsecured loan;
•	a confirming loss event has occurred; or
•	the loan is deemed to be uncollectible for any other reason.

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

In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination, which may not be currently available to management. Based on management’s comprehensive analysis of the loan portfolio, management believes the level of the allowance for loan losses as of March 31, 2013 was adequate.

There are two components of the allowance: a specific component for loans that are deemed to be impaired; and a general component for contingencies.

A large commercial loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. A “large” loan, or group of like-loans within one relationship, is defined as a commercial/business loan, including business loans secured by 1-4 family properties included in the real estate-mortgage category, with an aggregate outstanding balance in excess of $150,000, or any other loan that management deems to have similar characteristics to an impaired large loan. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loans and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial segment loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.

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

Loans whose terms are modified are classified as troubled debt restructurings if the Company grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring generally involve a below-market interest rate based on the loan’s risk characteristics or an extension of a loan’s stated maturity date. Nonaccrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for a sustained period of time after modification. Loans classified as troubled debt restructurings are designated as impaired.

The component of the allowance for contingencies relates to other loans that have been segmented into risk rated categories. The borrower’s overall financial condition, repayment sources, guarantors and value of collateral, if appropriate, are evaluated quarterly or when credit deficiencies arise, such as delinquent loan payments. Credit quality risk ratings include regulatory classifications of special mention, substandard, doubtful and loss. Loans classified as special mention have potential weaknesses that deserve management’s close attention. If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects. Loans classified as substandard have one or more well-defined weaknesses that jeopardize the liquidation of the debt. Substandard loans include loans that are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified doubtful have all the weaknesses inherent in loans classified substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable. Loans classified as a loss are considered uncollectible and are charged to the allowance for loan losses. Loans not classified are rated pass. Specific reserves may be established for larger, individual classified loans as a result of this evaluation, as discussed above. Remaining loans are categorized into large groups of smaller balance homogeneous loans and are collectively evaluated for impairment. This computation is generally based on historical loss experience adjusted for qualitative factors. The historical loss experience is averaged over a ten-year period for each of the portfolio segments. The ten-year timeframe was selected in order to capture activity over a wide range of economic conditions and has been consistently used for the past seven years. The qualitative risk factors are reviewed for relevancy each quarter and include:

•	National, regional and local economic and business conditions, as well as the condition of various market segments, including the underlying collateral for collateral dependent loans;
•	Nature and volume of the portfolio and terms of loans;
•	Experience, ability and depth of lending and credit management and staff;
•	Volume and severity of past due, classified and nonaccrual loans, as well as other loan modifications;
•	Existence and effect of any concentrations of credit and changes in the level of such concentrations; and
•	Effect of external factors, including competition.

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

Commercial, financial and agricultural loans generally present a higher level of risk than certain other types of loans, particularly during slow economic conditions.

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

Residential mortgage loans and home equity loans generally present a lower level of risk than certain other types of consumer loans because they are secured by the borrower’s primary residence. Risk is increased when the Company is in a subordinate position for the loan collateral.

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

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of March 31, 2013 and December 31, 2012 (in thousands):

As of March 31, 2013	Pass	Special Mention	Substandard	Doubtful	Total

Commercial, financial and agricultural	$17,649	$1,414	$238	$-	$19,301
Real estate - commercial	53,623	12,044	3,074	40	68,781
Real estate - construction	14,021	1,018	880	2,198	18,117
Real estate - mortgage	141,539	2,631	3,499	1,661	149,330
Obligations of states and political subdivisions	11,895	-	-	-	11,895
Personal	4,674	-	10	-	4,684
Total	$243,401	$17,107	$7,701	$3,899	$272,108

As of December 31, 2012	Pass	Special Mention	Substandard	Doubtful	Total

Commercial, financial and agricultural	$17,570	$904	$822	$-	$19,296
Real estate - commercial	55,198	8,939	5,010	40	69,187
Real estate - construction	14,001	1,022	867	2,202	18,092
Real estate - mortgage	144,179	3,864	2,350	2,729	153,122
Obligations of states and political subdivisions	12,769	-	-	-	12,769
Personal	5,024	10	-	-	5,034
Total	$248,741	$14,739	$9,049	$4,971	$277,500

The Company has certain loans in its portfolio that are considered to be impaired. It is the policy of the Company to recognize income on impaired loans that have been transferred to nonaccrual status on a cash basis, only to the extent that it exceeds principal balance recovery. Until an impaired loan is placed on nonaccrual status, income is recognized on the accrual basis. Collateral analysis is performed on each impaired loan at least quarterly and results are used to determine if a specific reserve is necessary to adjust the carrying value of each individual loan down to the estimated fair value. Generally, specific reserves are carried against impaired loans based upon estimated collateral value until a confirming loss event occurs or until termination of the credit is scheduled through liquidation of the collateral or foreclosure. Charge off will occur when a confirmed loss is identified. Professional appraisals of collateral, discounted for expected selling costs, appraisal age, economic conditions and other known factors are used to determine the charge-off amount. The following tables summarize information regarding impaired loans by portfolio class as of March 31, 2013 and December 31, 2012 (in thousands):

	As of March 31, 2013			As of December 31, 2012
Impaired loans	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial, financial and agricultural	$146	$146	$-	$160	$160	$-
Real estate - commercial	2,586	2,655	-	2,672	2,672	-
Real estate - construction	1,297	1,297	-	2,004	2,197	-
Real estate - mortgage	1,939	3,156	-	487	523	-

With an allowance recorded:
Real estate - construction	$901	$1,108	$117	$198	$198	$91
Real estate - mortgage	-	-	-	2,141	2,141	1,036

Total:
Commercial, financial and agricultural	$146	$146	$-	$160	$160	$-
Real estate - commercial	2,586	2,655	-	2,672	2,672	-
Real estate - construction	2,198	2,405	117	2,202	2,395	91
Real estate - mortgage	1,939	3,156	-	2,628	2,664	1,036
	$6,869	$8,362	$117	$7,662	$7,891	$1,127

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
Impaired loans	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income
With no related allowance recorded:
Commercial, financial and agricultural	$153	$3	$-	$227	$4	$-
Real estate - commercial	2,629	27	-	2,547	41	-
Real estate - construction	1,651	-	-	360	-	-
Real estate - mortgage	1,213	-	-	1,407	-	-

With an allowance recorded:
Real estate - construction	$550	$-	$-	$1,025	$-	$-
Real estate - mortgage	1,071	-	-	3,630	-	-

Total:
Commercial, financial and agricultural	$153	$3	$-	$227	$4	$-
Real estate - commercial	2,629	27	-	2,547	41	-
Real estate - construction	2,201	-	-	1,385	-	-
Real estate - mortgage	2,284	-	-	5,037	-	-
	$7,267	$30	$-	$9,196	$45	$-

The following table presents nonaccrual loans by classes of the loan portfolio as of March 31, 2013 and December 31, 2012 (in thousands):

Nonaccrual loans:	March 31, 2013	December 31, 2012
Commercial, financial and agricultural	$18	$20
Real estate - commercial	1,692	1,835
Real estate - construction	2,398	2,376
Real estate - mortgage	4,347	4,615
Total	$8,455	$8,846

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of March 31, 2013 and December 31, 2012 (in thousands):

As of March 31, 2013	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans Past Due greater than 90 Days and Accruing

Commercial, financial and agricultural	$-	$-	$18	$18	$19,283	$19,301	$-
Real estate - commercial	1,304	161	1,625	3,090	65,691	68,781	-
Real estate - construction	22	536	2,204	2,762	15,355	18,117	-
Real estate - mortgage	2,091	391	4,160	6,642	142,688	149,330	353
Obligations of states and political subdivisions	-	-	-	-	11,895	11,895	-
Personal	35	2	-	37	4,647	4,684	-
Total	$3,452	$1,090	$8,007	$12,549	$259,559	$272,108	$353

As of December 31, 2012	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans Past Due greater than 90 Days and Accruing

Commercial, financial and agricultural	$30	$-	$191	$221	$19,075	$19,296	$171
Real estate - commercial	295	819	1,928	3,042	66,145	69,187	93
Real estate - construction	9	136	2,335	2,480	15,612	18,092	156
Real estate - mortgage	1,359	3,131	4,428	8,918	144,204	153,122	320
Obligations of states and political subdivisions	-	-	-	-	12,769	12,769	-
Personal	29	25	2	56	4,978	5,034	2
Total	$1,722	$4,111	$8,884	$14,717	$262,783	$277,500	$742

The following table summarizes information regarding troubled debt restructurings by loan portfolio class at March 31, 2013. There were no loans identified as troubled debt restructurings during 2012.

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment
As of March 31, 2013
Accruing troubled debt restructurings:
Real estate - mortgage	1	$364	$371	$371

The Company’s troubled debt restructuring is also an impaired loan, which may result in a specific allocation and subsequent charge-off if appropriate. As of March 31, 2013, there were no specific reserves or charge-offs relating to the troubled debt restructuring. Terms of the restructured loan, which was restructured during the quarter ended March 31, 2013, deferred principal payments for one year. The restructured loan was current with respect to its forbearance agreement.

The following tables summarize the activity in the allowance for loan losses and recorded investments in loans receivable (in thousands):

As of, and for the period ended March 31, 2013

Allowance for loan losses:	Commercial, financial and agricultural	Real estate - commercial	Real estate - construction	Real estate - mortgage	Obligations of states and political subdivisions	Personal	Total
Beginning Balance, January 1, 2013	$179	$463	$202	$2,387	$-	$50	$3,281
Charge-offs	-	-	-	(1,038)	-	(10)	(1,048)
Recoveries	-	-	-	-	-	3	3
Provisions	14	7	19	36	-	4	80
Ending balance, March 31, 2013	$193	$470	$221	$1,385	$-	$47	$2,316

As of March 31, 2013	Commercial, financial and agricultural	Real estate - commercial	Real estate - construction	Real estate - mortgage	Obligations of states and political subdivisions	Personal	Total
Allowance for loan losses:
Ending balance	$193	$470	$221	$1,385	$-	$47	$2,316
evaluated for impairment
individually	$-	$-	$117	$-	$-	$-	$117
collectively	$193	$470	$104	$1,385	$-	$47	$2,199

Loans:
Ending balance	$19,301	$68,781	$18,117	$149,330	$11,895	$4,684	$272,108
evaluated for impairment
individually	$146	$2,586	$2,198	$1,939	$-	$-	$6,869
collectively	$19,155	$66,195	$15,919	$147,391	$11,895	$4,684	$265,239

As of, and for the period ended March 31, 2012

Allowance for loan losses:	Commercial, financial and agricultural	Real estate - commercial	Real estate - construction	Real estate - mortgage	Obligations of states and political subdivisions	Personal	Total
Beginning Balance, January 1, 2012	$195	$455	$442	$1,771	$-	$68	$2,931
Charge-offs	(2)	-	-	(155)	-	(1)	(158)
Recoveries	1	-	-	-	-	1	2
Provisions	-	(52)	(171)	1,335	-	(4)	1,108
Ending balance, March 31, 2012	$194	$403	$271	$2,951	$-	$64	$3,883

As of March 31, 2012	Commercial, financial and agricultural	Real estate - commercial	Real estate - construction	Real estate - mortgage	Obligations of states and political subdivisions	Personal	Total
Allowance for loan losses:
Ending balance	$194	$403	$271	$2,951	$-	$64	$3,883
evaluated for impairment
individually	$-	$-	$193	$1,662	$-	$-	$1,855
collectively	$194	$403	$78	$1,289	$-	$64	$2,028

Loans:
Ending balance	$19,353	$65,841	$12,087	$170,383	$11,516	$6,221	$285,401
evaluated for impairment
individually	$216	$2,781	$900	$4,954	$-	$-	$8,851
collectively	$19,137	$63,060	$11,187	$165,429	$11,516	$6,221	$276,550

As of December 31, 2012

As of December 31, 2012	Commercial, financial and agricultural	Real estate - commercial	Real estate - construction	Real estate - mortgage	Obligations of states and political subdivisions	Personal	Total
Allowance for loan losses:
Ending balance	$179	$463	$202	$2,387	$-	$50	$3,281
evaluated for impairment
individually	$-	$-	$91	$1,036	$-	$-	$1,127
collectively	$179	$463	$111	$1,351	$-	$50	$2,154

Loans:
Ending balance	$19,296	$69,187	$18,092	$153,122	$12,769	$5,034	$277,500
evaluated for impairment
individually	$160	$2,672	$2,202	$2,628	$-	$-	$7,662
collectively	$19,136	$66,515	$15,890	$150,494	$12,769	$5,034	$269,838

7. Acquisition

On September 8, 2006, the Company completed its acquisition of a branch office in Richfield, PA. The acquisition included real estate, deposits and loans. The assets and liabilities of the acquired branch office were recorded on the consolidated statement of financial condition at their estimated fair values as of September 8, 2006, and its results of operations have been included in the consolidated statements of income since such date.

Included in the purchase price of the branch was goodwill and core deposit intangible of $2,046,000 and $449,000, respectively. The core deposit intangible is being amortized over a ten-year period on a straight line basis. During the first three months of 2013 and 2012, amortization expense was $11,000. Accumulated amortization of core deposit intangible through March 31, 2013 was $296,000. The goodwill is not amortized, but is measured annually for impairment or more frequently if certain events occur which might indicate goodwill has been impaired. There was no impairment of goodwill during the three month periods ended March 31, 2013 or 2012.

8. Investment in Unconsolidated Subsidiary

The Company owns 39.16% of the outstanding common stock of Liverpool Community Bank (LCB), Liverpool, PA. This investment is accounted for under the equity method of accounting. The investment is being carried at $4,034,000 as of March 31, 2013. The Company increases its investment in LCB for its share of earnings and decreases its investment by any dividends received from LCB. The investment is evaluated quarterly for impairment. A loss in value of the investment which is determined to be other than a temporary decline would be recognized as a loss in the period in which such determination is made. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of LCB to sustain an earnings capacity which would justify the current carrying value of the investment.

9. Fair Value Measurement

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

An asset’s or liability’s placement in the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and the Company’s creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

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

Other Real Estate Owned. Certain assets included in other real estate owned are carried at fair value as a result of impairment and accordingly are presented as measured on a non-recurring basis. Values are estimated using Level 3 inputs, based on appraisals that consider the sales prices of property in the proximate vicinity.

The following table summarizes financial assets and financial liabilities measured at fair value as of March 31, 2013 and December 31, 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands). There were no transfers of assets between fair value Level 1 and Level 2 during the quarter ended March 31, 2013.

		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	March 31,	for Identical	Observable	Unobservable
	2013	Assets	Inputs	Inputs
Measured at fair value on a recurring basis:
Debt securities available-for-sale:
Obligations of U.S. Government agencies and corporations	$80,759	$-	$80,759	$-
Obligations of state and political subdivisions	44,740	-	44,740	-
Mortgage-backed securities	2,456	-	2,456	-
Equity securities available-for-sale	1,127	1,127	-	-

Measured at fair value on a non-recurring basis:
Impaired loans	1,853	-	-	1,853
Other real estate owned	50	-	-	50

		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	December 31,	for Identical	Observable	Unobservable
	2012	Assets	Inputs	Inputs
Measured at fair value on a recurring basis:
Debt securities available-for-sale:
Obligations of U.S. Government agencies and corporations	$72,817	$-	$72,817	$-
Obligations of state and political subdivisions	45,976	-	45,976	-
Mortgage-backed securities	2,526	-	2,526	-
Equity securities available-for-sale	1,019	1,019	-	-

Measured at fair value on a non-recurring basis:
Impaired loans	2,056	-	-	2,056
Other real estate owned	50	-	-	50

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs have been used to determine fair value:

March 31, 2013	Fair Value Estimate	Valuation Technique	Unobservable Input	Range

Impaired loans	1,853	Appraisal of collateral (1)	Appraisal and liquidation adjustments (2)	7% - (10)%
Other real estate owned	$50	Appraisal of collateral (1)	Appraisal and liquidation adjustments (2)	0%

December 31, 2012	Fair Value Estimate	Valuation Technique	Unobservable Input	Range

Impaired loans	2,056	Appraisal of collateral (1)	Appraisal and liquidation adjustments (2)	7% - (10)%
Other real estate owned	$50	Appraisal of collateral (1)	Appraisal and liquidation adjustments (2)	0%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral that generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

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

The following describes the estimated fair value of the Company’s financial instruments as well as the significant methods and assumptions not previously disclosed used to determine these estimated fair values.

Carrying values approximate fair value for cash and due from banks, interest-bearing demand deposits with banks, federal funds sold, restricted stock in the Federal Home Loan Bank, interest receivable, mortgage servicing rights, non-interest bearing demand deposits, securities sold under agreements to repurchase, short-term borrowings and interest payable. Other than cash and due from banks, which are considered Level 1 inputs, these instruments are Level 2 inputs.

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

Other interest bearing liabilities – The fair value is estimated using discounted cash flow analysis, based on incremental borrowing rates for similar types of arrangements.

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

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

Financial Instruments

 (in thousands)

	March 31, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and due from banks	$6,705	$6,705	$14,261	$14,261
Interest bearing deposits with banks	4,834	4,834	136	136
Interest bearing time deposits with banks	847	849	847	849
Securities	129,082	129,082	122,338	122,338
Restricted investment in FHLB stock	1,472	1,472	1,726	1,726
Loans held for sale	380	380	-	-
Loans, net of allowance for loan losses	269,792	277,700	274,219	286,467
Mortgage servicing rights	122	122	98	98
Accrued interest receivable	1,560	1,560	1,632	1,632

Financial liabilities:
Non-interest bearing deposits	70,524	70,524	71,318	71,318
Interest bearing deposits	317,954	321,909	315,433	319,946
Securities sold under agreements to repurchase	3,828	3,828	3,836	3,836
Other interest bearing liabilities	1,309	1,312	1,305	1,315
Accrued interest payable	326	326	354	354

Off-balance sheet financial instruments:
Commitments to extend credit	-	-	-	-
Letters of credit	-	-	-	-

The following presents the carrying amount, fair value and placement in the fair value hierarchy of the Company’s financial instruments not previously disclosed as of March 31, 2013 and December 31, 2012. This table excludes financial instruments for which the carrying amount approximates fair value (in thousands).

			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices in
			Active Markets	Significant	Significant
			for Identical	Other	Other
March 31, 2013	Carrying Amount	Fair Value	Assets or Liabilities	Observable Inputs	Unobservable Inputs
Financial instruments - Assets
Interest bearing time deposits with banks	$847	$849	$-	$849	$-
Loans, net of allowance for loan losses	269,792	277,700	-	-	277,700
Financial instruments - Liabilities
Interest bearing deposits	317,954	321,909	-	321,909	-
Other interest bearing liabilities	1,309	1,312	-	1,312	-

			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices in
			Active Markets	Significant	Significant
			for Identical	Other	Other
December 31, 2012	Carrying Amount	Fair Value	Assets or Liabilities	Observable Inputs	Unobservable Inputs
Financial instruments - Assets
Interest bearing time deposits with banks	$847	$849	$-	$849	$-
Loans, net of allowance for loan losses	274,219	286,467	-	-	286,467
Financial instruments - Liabilities
Interest bearing deposits	315,433	319,946	-	319,946	-
Other interest bearing liabilities	1,305	1,315	-	1,315	-

10. Defined Benefit Retirement Plan

The Company sponsors a defined benefit retirement Plan which covers substantially all of its employees employed prior to December 31, 2007. As of January 1, 2008, the Plan was amended to close the Plan to new entrants. All active participants as of December 31, 2007 became 100% vested in their accrued benefit and, as long as they remained eligible, continued to accrue benefits until December 31, 2012. The benefits are based on years of service and the employee’s compensation. Effective December 31, 2012, the defined benefit retirement Plan was amended to cease future service accruals after that date (frozen). The Company’s funding policy is to contribute annually no more than the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide for benefits attributed to service through December 31, 2012. The Company has made no contributions in the first three months of 2013 and does not expect to contribute to the defined benefit Plan in the remainder of 2013. Pension expense included the following components for the three month periods ended March 31, 2013 and 2012:

(Dollars in thousands)

	Three Months Ended
	March 31,
	2013	2012
Components of net periodic pension cost
Service cost	$-	$55
Interest cost	99	113
Expected return on plan assets	(140)	(148)
Recognized net actuarial loss	51	74
Net periodic pension cost	10	94

Amortization of net actuarial loss	(51)	(74)
Total recognized in other comprehensive income	$(51)	$(74)

Total recognized in net periodic pension cost and other comprehensive (income) loss	$(41)	$20

11. Commitments, Contingent Liabilities and Guarantees

In the ordinary course of business, the Company makes commitments to extend credit to its customers through letters of credit, loan commitments and lines of credit. At March 31, 2013, the Company had $46,718,000 outstanding in loan commitments and other unused lines of credit extended to its customers as compared to $43,164,000 at December 31, 2012.

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its letters of credit. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, letters of credit have expiration dates within one year of issuance. The credit risk involved in issuing letters of credit is essentially the same as the risks that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. The Company had outstanding $1,309,000 and $1,293,000 of letters of credit commitments as of March 31, 2013 and December 31, 2012, respectively. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of March 31, 2013 for payments under letters of credit issued was not material. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk.

Additionally, the Company has committed to fund and sell qualifying residential mortgage loans to the Federal Home Loan Bank of Pittsburgh in the total amount of $20,000,000. As of March 31, 2013, $5,216,700 remains to be delivered on that commitment.

12. Subsequent Events

In April 2013, the Board of Directors declared a dividend of $0.22 per share for the second quarter of 2013 to shareholders of record on May 15, payable on June 3, 2013.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements:

The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words "believes," "anticipates," "contemplates," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results, performance or achievements expressed or implied by such forward-looking statements to differ materially from those projected. Those risks and uncertainties include:

•	changes in interest rates and their impact on the level of deposits;
•	loan demand and value of loan collateral;
•	changes in the market value of the securities portfolio;
•	increased competition from other financial institutions;
•	governmental monetary policy;
•	legislation and changes in banking regulations;
•	changes in levels of FDIC deposit insurance premiums and assessments;
•	risks associated with the effect of opening a new branch;
•	the ability to control costs and expenses; and
•	general economic conditions.

The Company undertakes no obligation to update such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Critical Accounting Policies:

Disclosure of the Company’s significant accounting policies is included in the notes to the consolidated financial statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Some of these policies require significant judgments, estimates, and assumptions to be made by management, most particularly in connection with determining the provision for loan losses and the appropriate level of the allowance for loan losses, as well as management’s evaluation of the investment portfolio for other-than-temporary impairment, the assessment of goodwill for impairment and the valuation of deferred tax assets. There have been no changes in critical accounting policies since December 31, 2012.

General:

The following discussion relates to the consolidated financial condition of the Company as of March 31, 2013, as compared to December 31, 2012, and the consolidated results of operations for the three months ended March 31, 2013, compared to the same period in 2012. This discussion should be read in conjunction with the interim consolidated financial statements and related notes included herein.

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

Financial Condition:

Total assets as of March 31, 2013, were $448.8 million, relatively unchanged from December 31, 2012. Deposits increased by $1.7 million, with non-interest bearing deposits decreasing slightly by $0.8 million and interest-bearing deposits increasing by $2.5 million.

The table below shows changes in deposit volumes by type of deposit (in thousands of dollars) between December 31, 2012 and March 31, 2013.

	March 31,	December 31,	Change
	2013	2012	$	%
Deposits:
Demand, non-interest bearing	$70,524	$71,318	$(794)	(1.1)%
NOW and money market	93,334	90,349	2,985	3.3
Savings	59,576	56,382	3,194	5.7
Time deposits, $100,000 and more	32,644	33,007	(363)	(1.1)
Other time deposits	132,400	135,695	(3,295)	(2.4)
Total deposits	$388,478	$386,751	$1,727	0.4%

Overall, total loans decreased by $5.4 million, between December 31, 2012 and March 31, 2013, as shown in the table below (in thousands of dollars). The largest dollar reduction by class occurred in the real estate – mortgage category, as more individual borrowers continue to be attracted to the secondary market by preferential loan rates.

	March 31,	December 31,	Change
	2013	2012	$	%
Loans:
Commercial, financial and agricultural	$19,301	$19,296	$5	0.0%
Real estate - commercial	68,781	69,187	(406)	(0.6)
Real estate - construction	18,117	18,092	25	0.1
Real estate - mortgage	149,330	153,122	(3,792)	(2.5)
Obligations of states and political subdivisions	11,895	12,769	(874)	(6.8)
Personal	4,684	5,034	(350)	(7.0)
Total loans	$272,108	$277,500	$(5,392)	(1.9)%

A summary of the activity in the allowance for loan losses for each of the three-month periods ended March 31, 2013 and 2012 (in thousands) are presented below.

	Periods Ended March 31,
	2013	2012
Balance of allowance - January 1	$3,281	$2,931
Loans charged off	(1,048)	(158)
Recoveries of loans previously charged off	3	2
Net charge-offs	(1,045)	(156)
Provision for loan losses	80	1,108
Balance of allowance - end of period	$2,316	$3,883

Ratio of net charge-offs during period to average loans outstanding	0.38%	0.05%

During the first quarter of 2013, the Company recorded charge-offs of $1,048,000. Of the 2013 charge-offs, $1,026,000 was due to specific loss confirming events and were previously reserved.

As of March 31, 2013, 25 loans, with aggregate outstanding balances of $6,869,000, were evaluated for impairment. A collateral analysis was performed on each of these 25 loans in order to establish a portion of the reserve needed to carry impaired loans at no higher than fair value. As a result, three loans were determined to have insufficient collateral, and specific reserves were established for each of the three impaired loans, totaling $117,000. The three loans requiring fair value adjustment relate to two loan relationships.

Management believes that the specific reserves carried are adequate to cover potential future losses related to these relationships. There are no other material loans classified as loss, doubtful, substandard, or special mention which management expects to significantly impact future operating results, liquidity or capital resources. Following is a summary of the Bank’s non-performing loans on March 31, 2013 as compared to December 31, 2012.

(Dollar amounts in thousands)
	March 31, 2013	December 31, 2012
Non-performing loans
Non-accrual loans	$8,455	$6,989
Accruing loans past due 90 days or more	353	2,599
Accruing restructured loans	371	-
Total	$9,179	$9,588

Average loans outstanding	$274,887	$282,282

Ratio of non-performing loans to average loans outstanding	3.34%	3.40%

Stockholders’ equity increased by $86,000, or 0.2%, from December 31, 2012 to March 31, 2013, primarily as the result of net income of $1,006,000 exceeding dividends declared of $928,000. Securities available for sale decreased slightly in market value, representing a decrease in equity of $32,000, net of taxes, while accounting for stock-based compensation activity increased equity by $6,000. An adjustment of $34,000 was made to equity to record the amortization of the net actuarial loss of the Company’s defined benefit retirement plan.

Management is not aware of any current recommendations of applicable regulatory authorities that, if implemented, would have a material effect on the Company's liquidity, capital resources or operations.

Subsequent to March 31, 2013, the following events took place:

On April 16, 2013, the Board of Directors declared a cash dividend for the second quarter of 2013 of $0.22 per share to shareholders of record on May 15, 2013, payable on June 3, 2013.

Comparison of the Three Months Ended March 31, 2013 and 2012

Operations Overview:

Net income for the first quarter of 2013 was $1,006,000, an increase of $588,000 when compared to the first quarter of 2012. The increase was due primarily to an unusually large provision for loan losses recorded in the first quarter of 2012; no similar provision was recorded in the first quarter of 2013. Excluding the impact of the provision in the first quarter of 2012, comparing the current quarter results with results from the same quarter one year ago, improvements in ratios of both non-interest income and non-interest expense to average assets offset a lower net interest margin. Basic and diluted earnings per share, were $0.24 in the first quarter of 2013, as compared to the $0.10 reported in the first quarter of 2012. Presented below are selected key ratios for the two periods:

	Three Months Ended
	March 31,
	2013	2012
Return on average assets (annualized)	0.90%	0.37%
Return on average equity (annualized)	8.05%	3.36%
Average equity to average assets	11.23%	11.14%

Non-interest income, excluding securities gains, as a percentage of average assets (annualized)	0.97%	0.93%
Non-interest expense as a percentage of average assets (annualized)	2.73%	2.90%

The discussion that follows explains changes in the components of net income when comparing the first quarter of 2013 with the first quarter of 2012.

Net Interest Income:

Net interest income was $3,381,000 for the first quarter of 2013, as compared to $3,739,000 in the same quarter in 2012. Average earning assets declined by 0.9%, and the net interest margin, on a fully tax equivalent basis, decreased by 34 basis points.

Interest on loans decreased $505,000, or 12.0%, in the first quarter of 2013 as compared to the same period in 2012. An average weighted yield decrease of 45 basis points reduced interest income by approximately $295,000, with the remaining decrease attributable to a lower volume of loans.

Interest earned on investment securities and money market investments decreased $62,000 in the first quarter of 2013 as compared to the first quarter of 2012, with average balances increasing $9.3 million during the period. The yield on money market investments (federal funds and interest bearing deposits) increased by 8 basis points in the first quarter of 2013 as compared to the first quarter of 2012, due to a reduction in average balances of overnight federal funds sold and interest bearing deposits. The overall pre-tax yield on the investment securities portfolio decreased during that same timeframe by 37 basis points.

Average interest-bearing deposits decreased by $6.0 million, while average non-interest bearing deposits increased by $3.9 million. The decrease in average interest-earning deposits contributed to a reduction in the cost to fund earning assets, which was reduced by 19 basis points, to 0.77%, in the first quarter of 2013.

Total average earning assets during the first quarter of 2013 were $403.9 million, compared to $407.6 million during the first quarter of 2012, yielding 4.12% in 2013 versus 4.63% in 2012. Net interest margin on a fully tax-equivalent basis for the first quarter of 2013 was 3.50%. For the same period in 2012, the fully-tax equivalent net interest margin was 3.84%.

AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

(Dollars in thousands)

	Three Months Ended			Three Months Ended
	March 31, 2013			March 31, 2012
	Average		Yield/	Average		Yield/	Increase (Decrease) Due To (6)
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate	Volume	Rate	Total
ASSETS
Interest earning assets:
Taxable loans (5)	$256,068	$3,547	5.56%	$270,410	$4,038	5.98%	$(222)	$(269)	$(491)
Tax-exempt loans	18,819	143	3.08	17,449	157	3.62	12	(26)	(14)
Total loans	274,887	3,690	5.39	287,859	4,195	5.84	(210)	(295)	(505)
								-	-
Taxable investment securities	87,862	297	1.35	81,519	330	1.62	25	(58)	(33)
Tax-exempt investment securities	36,325	151	1.66	30,603	178	2.31	29	(56)	(27)
Total investment securities	124,187	448	1.44	112,122	508	1.81	54	(114)	(60)
								-	-
Interest bearing deposits	4,820	6	0.51	7,282	8	0.44	(3)	1	(2)
Federal funds sold	-	-		302	-	0.13	-	-	-
Total interest earning assets	403,894	4,144	4.12	407,565	4,711	4.63	(159)	(408)	(567)

Other assets (7)	41,460			39,575
Total assets	$445,354			$447,140
LIABILITIES AND STOCKHOLDERS' EQUITY

Interest bearing liabilities:
Interest bearing demand deposits (2)	$92,296	37	0.16	$91,567	62	0.27	1	(26)	(25)
Savings deposits	58,104	23	0.16	52,967	33	0.25	3	(13)	(10)
Time deposits	166,846	697	1.69	178,674	870	1.96	(54)	(119)	(173)
Other, including short-term borrowings, long-term debt and other interest bearing liabilities	5,460	6	0.42	4,402	7	0.61	1	(2)	(1)
Total interest bearing liabilities	322,706	763	0.95	327,610	972	1.19	(49)	(160)	(209)

Non-interest bearing liabilities:
Demand deposits	67,477			63,557
Other	5,165			6,149
Stockholders' equity	50,006			49,824
Total liabilities and stockholders' equity	$445,354			$447,140

Net interest income and net interest rate spread		$3,381	3.17%		$3,739	3.44%	$(110)	$(248)	$(358)
Net interest margin on interest earning assets (3)			3.35%			3.67%
Net interest income and net interest margin-Tax equivalent basis (4)		$3,533	3.50%		$3,911	3.84%

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

Provision for Loan Losses:

In the first quarter of 2013, the provision for loan losses was $80,000, as compared to a provision of $1,108,000 in the first quarter of 2012. Management regularly reviews the adequacy of the loan loss reserve and makes assessments as to specific loan impairment, historical charge-off expectations, general economic conditions in the Bank’s market area, specific loan quality and other factors. The decreased provision was primarily the result of analysis of the values of collateral securing certain impaired loans and the charge-off during the period of an impaired loan with a previous specific reserve. See the earlier discussion in the Financial Condition section, explaining the information used to determine the provision.

Non-interest Income:

Non-interest income in the first quarter of 2013 was $1,077,000, compared to $1,042,000 in the first quarter of 2012, representing an increase of 3.5%.

The Company began originating mortgages to sell on the secondary market and retain the servicing rights as a strategic objective early in 2012 and has been successful in building a servicing portfolio of approximately $14.9 million as of March 31, 2013. The mortgage servicing right asset is included as a component of other assets, and as of March 31, 2013, was $122,000. Gains on the sale of mortgage loans is made up of origination and servicing fees collected from the buyer, origination points collected from the borrower and an adjustment to the fair value of the mortgage servicing rights asset. In the first quarter of 2013, the total net gain on the sale of mortgage loans was $96,000, an increase of $31,000, or 47.7% over the first quarter of 2012. Non-interest income reflected in the line item “fees derived from loan activity” increased by an additional $21,000, or 53.8%, consisting of fees derived primarily as a result of the production of mortgage loans.

Due to increased volumes, commissions from sales of non-deposit products in the first quarter of 2013 were $29,000, or 33.3%, higher than in the same quarter of the previous year. Trust fee income was $17,000, or 16.0%, less in the first quarter of 2013 as compared to the first quarter of 2012. The variance resulted primarily from $12,000 less in estate fees earned during the period. Investment management and trust services revenue is impacted by fluctuations in the securities market, as trust revenues are based on the value of the underlying investment portfolios. In a sustained low-rate environment trust revenues may be adversely affected.

Customer service fees remained steady in the two periods, and fees derived from electronic payment activity through the use of debit cards declined slightly by $10,000, or 4.9%, in the first quarter of 2013 as compared to the first quarter of 2012.

As a percentage of average assets, annualized non-interest income, exclusive of net gains on the sale of securities, increased to 0.97% in the first quarter of 2012 as compared to 0.93% in the first quarter of 2012.

Non-interest Expense:

Total non-interest expense was $3,035,000 in the first quarter of 2013, a decrease of $210,000, or 6.5%, as compared to the first quarter of 2012.

Employee compensation expense decreased by 4.3% in the first quarter of 2013 compared to the previous year’s first quarter, due primarily to lower staffing levels. Employee benefits decreased by 13.6% in the first quarter of 2013, due to lower staffing levels and decreased pension costs. Most other non-interest expense categories varied only slightly during the first quarter of 2013 versus the first quarter of 2012, including occupancy, equipment, director compensation, data processing expense, professional fees and FDIC insurance premiums. A decrease in other non-interest expense of $76,000 was primarily due to decreased costs associated with assets in foreclosure. Further, the sale of foreclosed property yielded a gain of $26,000 in the first quarter of 2013 as compared to a loss of $2,000 in the first quarter of 2012.

As a percentage of average assets, annualized non-interest expense was 2.73% in the first quarter of 2013 compared to 2.90% in the first quarter of 2012.

Provision for income taxes:

Income tax expense in the first quarter of 2013 was $337,000 as compared to the $10,000 recorded in the first quarter of 2012. The variance in income tax expense was related to the significantly higher pre-tax income in the 2013 period. The effective tax rate in the first quarter of 2013 was 25.1% compared to 2.3% in the first quarter of 2012. The low effective tax rate in 2012 was attributed to the higher percentage of tax-exempt income relative to pre-tax earnings.

Liquidity:

The objective of liquidity management is to ensure that sufficient funding is available, at a reasonable cost, to meet the ongoing operational cash needs of the Company and to take advantage of income producing opportunities as they arise. While the desired level of liquidity will vary depending upon a variety of factors, it is the primary goal of the Company to maintain a high level of liquidity in all economic environments. Principal sources of asset liquidity are provided by securities maturing in one year or less, other short-term investments such as federal funds sold and cash and due from banks. Liability liquidity, which is more difficult to measure, can be met by attracting deposits and maintaining the core deposit base. The Company is a member of the Federal Home Loan Bank of Pittsburgh for the purpose of providing short-term liquidity when other sources are unable to fill these needs. During the first three months of 2013, there were no borrowings from the Federal Home Loan Bank. As of March 31, 2013, the Company had no long-term debt and had unused borrowing capacity with the Federal Home Loan Bank of $102.8 million.

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

Off-Balance Sheet Arrangements:

The Company’s consolidated financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk, credit risk, and interest rate risk. These commitments consist mainly of loans approved but not yet funded, unused lines of credit and outstanding letters of credit. These commitments were made using the same credit standards as are used for on-balance sheet instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment terms. Letters of credit are conditional commitments issued to guarantee the financial performance obligation of a customer to a third party. Unused commitments and letters of credit at March 31, 2013 were $46,718,000 and $1,309,000, respectively. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Company. Management believes that any amounts actually drawn upon can be funded in the normal course of operations. The Company has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or the availability of capital resources.

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

Capital Adequacy:

Bank regulatory authorities in the United States issue risk-based capital standards. These capital standards relate a banking company’s capital to the risk profile of its assets and provide the basis by which all banking companies and banks are evaluated in terms of capital adequacy. The risk-based capital standards require all banks to have Tier 1 capital of at least 4% and total capital, including Tier 1 capital, of at least 8% of risk-adjusted assets. Tier 1 capital includes common stockholders’ equity and qualifying perpetual preferred stock together with related surpluses and retained earnings. Total capital is comprised of Tier 1 capital, limited life preferred stock, qualifying debt instruments, and the reserves for possible loan losses. Banking regulators have also issued leverage ratio requirements. The leverage ratio requirement is measured as the ratio of Tier 1 capital to adjusted average assets. At March 31, 2013, the Bank exceeded the regulatory requirements to be considered a "well capitalized" financial institution, i.e., a leverage ratio exceeding 5%, Tier 1 capital exceeding 6% and total capital exceeding 10%.

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

Recent declines and volatility in the values of financial institution stocks have significantly reduced the likelihood of realizing significant gains in the near-term. Although the Company has realized occasional gains from this portfolio in the past, the primary objective of the portfolio is to achieve value appreciation in the long term while earning consistent attractive after-tax yields from dividends. The carrying value of the financial institutions stocks accounted for 0.2% of the Company’s total assets as of March 31, 2013. Management performs an impairment analysis on the entire investment portfolio, including the financial institutions stocks, on a quarterly basis. For the three months ended March 31, 2013, no “other-than-temporary” impairment was identified. There is no assurance that further declines in market values of the common stock portfolio in the future will not result in “other-than-temporary” impairment charges, depending upon facts and circumstances present.

The equity investments in the Company’s portfolio had an adjusted cost basis of approximately $985,000 and a fair value of $1,127,000 at March 31, 2013. Net unrealized gains in this portfolio were approximately $142,000 at March 31, 2013.

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

The primary objective of the Company’s asset-liability management process is to maximize current and future net interest income within acceptable levels of interest rate risk while satisfying liquidity and capital requirements. Management recognizes that a certain amount of interest rate risk is inherent, appropriate and necessary to ensure profitability. A simulation analysis is used to assess earnings and capital at risk from movements in interest rates. The model considers three major factors: (1) volume differences; (2) repricing differences; and (3) timing in its income simulation. As of the most recent model run, data was disseminated into appropriate repricing buckets, based upon the static position at that time. The interest-earning assets and interest-bearing liabilities were assigned a multiplier to simulate how much that particular balance sheet item would re-price when interest rates change. Finally, the estimated timing effect of rate changes is applied, and the net interest income effect is determined on a static basis (as if no other factors were present). As the table below indicates, based upon rate shock simulations on a static basis, the Company’s balance sheet is relatively rate-neutral as rates decline. Each 100 basis point increase results in approximately $379,000 decline in net interest income in the static environment. This negative effect of rising rates is offset to a large degree by the positive effect of imbedded options that include loans floating above their floors and likely internal deposit pricing strategies. After applying the effects of options, over a one-year period, the net effect of an immediate 100, 200, 300 and 400 basis point rate increase would change net interest income by $(7,000), $5,000, $(1,015,000) and $(1,201,000), respectively. Rate shock modeling was done for a declining rate of 25 basis points only, as the federal funds target rate currently is between zero and 0.25%. As the table below indicates, the net effect of interest rate risk on net interest income is essentially neutral in a rising rate environment through a 200 basis point increase. Juniata’s rate risk policies provide for maximum limits on net interest income that can be at risk for 100 through 400 basis point changes in interest rates.

Effect of Interest Rate Risk on Net Interest Income

(Dollars in thousands)

Change in Interest Rates (Basis Points)	Change in Net Interest Income Due to Interest Rate Risk (Static)	Change in Net Interest Income Due to Imbedded Options	Total Change in Net Interest Income

400	$(1,514)	$313	$(1,201)
300	(1,135)	120	(1,015)
200	(756)	761	5
100	(379)	372	(7)
0	-	-	-
(25)	94	(51)	43

The net interest income at risk position remained within the guidelines established by the Company’s asset/liability policy.

No material change has been noted in the Bank’s equity value at risk. Please refer to the Annual Report on Form 10-K as of December 31, 2012 for further discussion of this topic.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2013, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined by the Securities Exchange Act of 1934 (“Exchange Act”), Rule 13a-15(e). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting.

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

There have been no material changes to the risk factors that were disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company made no repurchases of its common stock in the quarter ended March 31, 2013.

On March 23, 2001, the Company announced plans to buy back 100,000 (200,000 on a post-split basis) shares of its common stock. There is no expiration date to this buyback plan, but subsequent to the initial plan, the Board of Directors authorized the repurchase of 400,000 additional shares in 2005 and then authorized 200,000 additional shares in September of 2008. As of May 10, 2013, the number of shares that may yet be purchased under the program was 68,393. No repurchase plan or program expired during the quarter. The Company has no stock repurchase plan or program that it has determined to terminate prior to expiration or under which it does not intend to make further purchases.

Certain regulatory restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. At March 31, 2013, $34,588,000 of undistributed earnings of the Bank, included in the consolidated stockholders’ equity, was available for distribution to the Company as dividends without prior regulatory approval, subject to regulatory capital requirements.

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

3.3 - Bylaw Amendment – (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 28, 2012

10.1 – Employee Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-K filed with the SEC on March 15, 2013) *

31.1 - Rule 13a – 14(a)/15d – 14(a) Certification of President and Chief Executive Officer

31.2 - Rule 13a – 14(a)/15d – 14(a) Certification of Chief Financial Officer

32.1 - Section 1350 Certification of President and Chief Executive Officer

32.2 - Section 1350 Certification of Chief Financial Officer

101.LAB** - XBRL Taxonomy Extension Label Linkbase

101.PRE** - XBRL Taxonomy Extension Presentation Linkbase

101.INS** - XBRL Instance Document

101.SCH** - XBRL Taxonomy Extension Schema

101.CAL** - XBRL Taxonomy Extension Calculation Linkbase

101.DEF** - XBRL Taxonomy Extension Definition Linkbase

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Juniata Valley Financial Corp.
(Registrant)

Date	05-10-2013	By	/s/ Marcie A. Barber
Marcie A. Barber, President
and Chief Executive Officer
(Principal Executive
Officer)

Date	05-10-2013	By	/s/ JoAnn N. McMinn
JoAnn N. McMinn, Chief
Financial Officer (Principal
Accounting Officer and
Principal Financial Officer)

