Form 10-Q
period 2013-06-30
JUNIATA VALLEY FINANCIAL CORP
filed 2013-08-09
CIK 714712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended June 30, 2013

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to_________________

Commission File Number	000-13232
Juniata Valley Financial Corp.
(Exact name of registrant as specified in its charter)

Pennsylvania23	2235254
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Bridge and Main Streets, Mifflintown, Pennsylvania	17059
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 8, 2013
Common Stock ($1.00 par value)	4,215,184 shares

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Financial Condition

( Unaudited, in thousands, except share data)

	June 30,	December 31,
	2013	2012
ASSETS
Cash and due from banks	$9,007	$14,261
Interest bearing deposits with banks	202	136
Cash and cash equivalents	9,209	14,397

Interest bearing time deposits with banks	847	847
Securities available for sale	129,100	122,338
Restricted investment in Federal Home Loan Bank (FHLB) stock	1,733	1,726
Investment in unconsolidated subsidiary	4,063	4,000
Loans held for sale	384	-
Loans	275,260	277,500
Less: Allowance for loan losses	(2,375)	(3,281)
Total loans, net of allowance for loan losses	272,885	274,219
Premises and equipment, net	6,257	6,472
Other real estate owned	117	428
Bank owned life insurance and annuities	14,631	14,402
Equity investment in low income housing project	3,968	3,796
Core deposit intangible	142	164
Goodwill	2,046	2,046
Accrued interest receivable and other assets	4,430	4,034
Total assets	$449,812	$448,869
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing	$70,844	$71,318
Interest bearing	319,872	315,433
Total deposits	390,716	386,751
Securities sold under agreements to repurchase	3,355	3,836
Short-term borrowings	1,000	1,600
Other interest bearing liabilities	1,328	1,305
Accrued interest payable and other liabilities	4,440	5,080
Total liabilities	400,839	398,572
Stockholders' Equity:
Preferred stock, no par value: Authorized - 500,000 shares, none issued	-	-
Common stock, par value $1.00 per share: Authorized - 20,000,000 shares Issued - 4,745,826 shares Outstanding -
4,215,184 shares at June 30, 2013;
4,218,361 shares at December 31, 2012	4,746	4,746
Surplus	18,354	18,346
Retained earnings	38,982	38,824
Accumulated other comprehensive loss	(2,855)	(1,419)
Cost of common stock in Treasury:
530,642 shares at June 30, 2013;
527,465 shares at December 31, 2012	(10,254)	(10,200)
Total stockholders' equity	48,973	50,297
Total liabilities and stockholders' equity	$449,812	$448,869

See Notes to Consolidated Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Income

(Unaudited, in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Interest income:
Loans, including fees	$3,707	$4,074	$7,397	$8,269
Taxable securities	312	337	609	667
Tax-exempt securities	147	186	298	364
Other interest income	7	8	13	16
Total interest income	4,173	4,605	8,317	9,316
Interest expense:
Deposits	736	918	1,493	1,883
Securities sold under agreements to repurchase	1	-	2	1
Other interest bearing liabilities	4	6	9	12
Total interest expense	741	924	1,504	1,896
Net interest income	3,432	3,681	6,813	7,420
Provision for loan losses	86	69	166	1,177
Net interest income after provision for loan losses	3,346	3,612	6,647	6,243
Non-interest income:
Customer service fees	310	321	620	634
Debit card fee income	205	205	399	409
Earnings on bank-owned life insurance and annuities	108	105	205	211
Trust fees	85	114	174	220
Commissions from sales of non-deposit products	103	73	219	160
Income from unconsolidated subsidiary	50	61	104	118
Fees derived from loan activity	52	56	112	95
Gains on sales of loans	85	140	181	205
Gains on calls of securities	-	2	1	2
Gain from life insurance proceeds	-	53	-	53
Other non-interest income	57	65	117	130
Total non-interest income	1,055	1,195	2,132	2,237
Non-interest expense:
Employee compensation expense	1,387	1,289	2,610	2,567
Employee benefits	384	478	846	1,013
Occupancy	240	229	485	458
Equipment	114	126	234	259
Data processing expense	361	354	715	710
Director compensation	56	60	113	119
Professional fees	91	93	186	181
Taxes, other than income	119	113	242	231
FDIC Insurance premiums	82	81	172	160
Gain on sales of other real estate owned	(8)	(3)	(34)	(1)
Amortization of intangibles	11	11	22	22
Amortization of investment in low-income housing partnership	145	-	145	-
Other non-interest expense	348	389	629	746
Total non-interest expense	3,330	3,220	6,365	6,465
Income before income taxes	1,071	1,587	2,414	2,015
Provision for income taxes	62	372	399	382
Net income	$1,009	$1,215	$2,015	$1,633
Earnings per share
Basic	$0.24	$0.29	$0.48	$0.39
Diluted	$0.24	$0.29	$0.48	$0.39
Cash dividends declared per share	$0.22	$0.22	$0.44	$0.44
Weighted average basic shares outstanding	4,218,206	4,231,690	4,218,283	4,229,954
Weighted average diluted shares outstanding	4,219,606	4,234,321	4,219,570	4,232,842

See Notes to Consolidated Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited, in thousands)

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
	Before		Net of	Before		Net of
	Tax	Tax	Tax	Tax	Tax	Tax
	Amount	Effect	Amount	Amount	Effect	Amount
Net income	$1,071	$(62)	$1,009	$1,587	$(372)	$1,215
Other comprehensive (loss) income:
Unrealized (losses) gains on available for sale securities:
Unrealized holding gains (losses) arising during the period	(2,215)	754	(1,461)	163	(57)	106
Unrealized holding losses from unconsolidated subsidiary	(11)	-	(11)	-	-	-
Less reclassification adjustment for gains included in net income (1) (3)	-	-	-	(2)	1	(1)
Amortization of pension net actuarial cost (2) (3)	51	(17)	34	74	(25)	49
Other comprehensive (loss) income	(2,175)	737	(1,438)	235	(81)	154
Total comprehensive (loss) income	$(1,104)	$675	$(429)	$1,822	$(453)	$1,369

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
	Before		Net of	Before		Net of
	Tax	Tax	Tax	Tax	Tax	Tax
	Amount	Effect	Amount	Amount	Effect	Amount
Net income	$2,414	$(399)	$2,015	$2,015	$(382)	$1,633
Other comprehensive (loss) income:
Unrealized (losses) gains on available for sale securities:
Unrealized holding gains (losses) arising during the period	(2,254)	768	(1,486)	141	(49)	92
Unrealized holding losses from unconsolidated subsidiary	(16)	-	(16)	(1)	-	(1)
Less reclassification adjustment for gains included in net income (1) (3)	(1)	-	(1)	(2)	1	(1)
Amortization of pension net actuarial cost (2) (3)	102	(35)	67	148	(50)	98
Other comprehensive (loss) income	(2,169)	733	(1,436)	286	(98)	188
Total comprehensive income	$245	$334	$579	$2,301	$(480)	$1,821

See	Notes to Consolidated Financial Statements

(1)	Amounts are included in gains on calls of securities on the Consolidated Statements of Income as a separate element within total non-interest income.
(2)	Amounts are included in the computation of net periodic benefit cost and are included in employee benefits expense on the Consolidated Statements of Income as a separate element within total non-interest expense.
(3)	Income tax amounts are included in the provision for income taxes on the Consolidated Statements of Income.

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Stockholders' Equity

(Unaudited, in thousands, except share data)

Six Months Ended June 30, 2013

	Number				Accumulated
	of				Other		Total
	Shares	Common		Retained	Comprehensive	Treasury	Stockholders'
	Outstanding	Stock	Surplus	Earnings	Loss	Stock	Equity
Balance at January 1, 2013	4,218,361	$4,746	$18,346	$38,824	$(1,419)	$(10,200)	$50,297
Net income				2,015			2,015
Other comprehensive loss					(1,436)		(1,436)
Cash dividends at $0.44 per share				(1,857)			(1,857)
Stock-based compensation			14				14
Purchase of treasury stock	(6,000)					(108)	(108)
Treasury stock issued for
stock option and stock
purchase plans	2,823		(6)			54	48
Balance at June 30, 2013	4,215,184	$4,746	$18,354	$38,982	$(2,855)	$(10,254)	$48,973

Six Months Ended June 30, 2012

	Number				Accumulated
	of				Other		Total
	Shares	Common		Retained	Comprehensive	Treasury	Stockholders'
	Outstanding	Stock	Surplus	Earnings	Loss	Stock	Equity
Balance at January 1, 2012	4,228,218	$4,746	$18,363	$38,900	$(2,256)	$(10,033)	$49,720
Net income				1,633			1,633
Other comprehensive income					188		188
Cash dividends at $0.44 per share				(1,862)			(1,862)
Stock-based compensation			11				11
Treasury stock issued for
stock option and stock
purchase plans	9,493		(40)			184	144
Balance at June 30, 2012	4,237,711	$4,746	$18,334	$38,671	$(2,068)	$(9,849)	$49,834

See Notes to Consolidated Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Six Months Ended June 30,
	2013	2012
Operating activities:
Net income	$2,015	$1,633
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	166	1,177
Depreciation and amortization	255	265
Net amortization of securities premiums	222	195
Net amortization of loan origination costs	35	4
Deferred net loan origination costs	(38)	(22)
Amortization of core deposit intangible	22	22
Amortization of investment in low income housing partnership	145	-
Net realized gains on calls of securities	(1)	(2)
Net gains on sales of other real estate owned	(34)	(1)
Earnings on bank owned life insurance and annuities	(205)	(211)
Deferred income tax expense (benefit)	230	(184)
Equity in earnings of unconsolidated subsidiary, net of dividends of $25 and $25	(79)	(93)
Stock-based compensation expense	14	11
Mortgage loans originated for sale	(5,952)	(4,674)
Proceeds from loans sold to others	5,709	4,674
Net gains on sales of loans	(181)	-
Decrease (increase) in accrued interest receivable and other assets	147	(116)
Decrease in accrued interest payable and other liabilities	(500)	(175)
Net cash provided by operating activities	1,970	2,503
Investing activities:
Purchases of:
Securities available for sale	(34,280)	(48,868)
Premises and equipment	(40)	(97)
Bank owned life insurance and annuities	(43)	(40)
Proceeds from:
Maturities of and principal repayments on securities available for sale	25,042	34,871
Redemption (purchase) of FHLB stock	(7)	166
Bank owned life insurance and annuities	4	4
Life insurance claim	-	147
Sale of other real estate owned	423	502
Sale of other assets	18	2
Investment in low income housing partnership	(317)	(924)
Net decrease in loans	1,075	8,492
Net cash used in investing activities	(8,125)	(5,745)
Financing activities:
Net increase in deposits	3,965	15,813
Net change in securities sold under agreements to repurchase and short-term borrowings	(1,081)	(425)
Cash dividends	(1,857)	(1,862)
Purchase of treasury stock	(108)	-
Treasury stock issued for employee stock plans	48	144
Net cash provided by financing activities	967	13,670
Net (decrease) increase in cash and cash equivalents	(5,188)	10,428
Cash and cash equivalents at beginning of year	14,397	14,174
Cash and cash equivalents at end of period	$9,209	$24,602
Supplemental information:
Interest paid	$1,546	$1,894
Income taxes paid	695	825
Supplemental schedule of noncash investing and financing activities:
Transfer of loans to other real estate owned	$78	$590
Transfer of loans to other assets	18	-

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (U.S. GAAP) for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. For comparative purposes, whenever necessary, the 2012 balances have been reclassified to conform to the 2013 presentation. Such reclassifications, if any, had no impact on net income. Operating results for the three and six month periods ended June 30, 2013, are not necessarily indicative of the results for the year ending December 31, 2013. For further information, refer to the consolidated financial statements and notes thereto included in Juniata Valley Financial Corp.’s Annual Report on Form 10-K for the year ended December 31, 2012.

The Company has evaluated events and transactions occurring subsequent to the consolidated statement of financial condition date of June 30, 2013 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

2.	Recent Accounting Standards Updates (ASU)

There were no new accounting pronouncements affecting the Company during the six months ended June 30, 2013 that were not already adopted by the Company in previous periods.

3.	Accumulated other Comprehensive loss

Components of accumulated other comprehensive loss, net of tax consisted of the following (in thousands):

	6/30/2013	12/31/2012
Unrealized (losses) gains on available for sale securities	$(703)	$800
Unrecognized expense for defined benefit pension	(2,152)	(2,219)
Accumulated other comprehensive loss	$(2,855)	$(1,419)

4.	Earnings Per Share

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

(Amounts, except earnings per share, in thousands)

	Three Months	Three Months
	Ended	Ended
	June 30, 2013	June 30, 2012

Net income	$1,009	$1,215
Weighted-average common shares outstanding	4,218	4,232
Basic earnings per share	$0.24	$0.29

Weighted-average common shares outstanding	4,218	4,232
Common stock equivalents due to effect of stock options	2	3
Total weighted-average common shares and equivalents	4,220	4,235
Diluted earnings per share	$0.24	$0.29

	Six Months	Six Months
	Ended	Ended
	June 30, 2013	June 30, 2012

Net income	$2,015	$1,633
Weighted-average common shares outstanding	4,218	4,230
Basic earnings per share	$0.48	$0.39

Weighted-average common shares outstanding	4,218	4,230
Common stock equivalents due to effect of stock options	2	3
Total weighted-average common shares and equivalents	4,220	4,233
Diluted earnings per share	$0.48	$0.39

5.	Securities

The Company’s investment portfolio includes primarily bonds issued by U.S. Government sponsored agencies (approximately 60%) and municipalities (approximately 37%) as of June 30, 2013. Most of the municipal bonds are general obligation bonds with maturities or pre-refunding dates within 5 years. The remaining 3% of the portfolio includes mortgage-backed securities issued by Government-sponsored agencies and backed by residential mortgages and a group of equity investments in other financial institutions.

The amortized cost and fair value of securities as of June 30, 2013 and December 31, 2012, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because the securities may be called or prepaid with or without prepayment penalties.

	June 30, 2013
Securities Available for Sale			Gross	Gross
	Amortized	Fair	Unrealized	Unrealized
Type and maturity	Cost	Value	Gains	Losses
Obligations of Government agencies and corporations
Within one year	$5,509	$5,545	$36	$-
After one year but within five years	40,225	40,132	224	(317)
After five years but within ten years	33,646	32,414	-	(1,232)
	79,380	78,091	260	(1,549)
Obligations of state and political subdivisions
Within one year	8,697	8,730	33	-
After one year but within five years	30,457	30,450	145	(152)
After five years but within ten years	7,775	7,783	118	(110)
After ten years	722	700	-	(22)
	47,651	47,663	296	(284)

Mortgage-backed securities	2,154	2,163	12	(3)
Equity securities	985	1,183	275	(77)
Total	$130,170	$129,100	$843	$(1,913)

	December 31, 2012
Securities Available for Sale			Gross	Gross
	Amortized	Fair	Unrealized	Unrealized
Type and maturity	Cost	Value	Gains	Losses
Obligations of Government agencies and corporations
Within one year	$7,908	$7,996	$88	$-
After one year but within five years	42,253	42,796	543	-
After five years but within ten years	22,004	22,025	53	(32)
	72,165	72,817	684	(32)
Obligations of state and political subdivisions
Within one year	10,448	10,505	57	-
After one year but within five years	29,595	29,809	246	(32)
After five years but within ten years	4,727	4,936	215	(6)
After ten years	731	726	-	(5)
	45,501	45,976	518	(43)

Mortgage-backed securities	2,502	2,526	24	-
Equity securities	985	1,019	145	(111)
Total	$121,153	$122,338	$1,371	$(186)

Certain obligations of the U.S. Government and state and political subdivisions are pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law. The carrying value of the pledged assets was $28,561,000 and $30,785,000 at June 30, 2013 and December 31, 2012, respectively.

In addition to cash received from the scheduled maturities of securities, some investment securities available for sale are sold at current market values during the course of normal operations. Following is a summary of proceeds received from all investment securities transactions and the resulting realized gains and losses (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Gross proceeds from sales of securities	$-	$-	$-	$-
Securities available for sale:
Gross realized gains from called securities	$-	$2	$1	$2
Gross realized losses	-	-	-	-

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

In instances when a determination is made that an other-than-temporary impairment exists and the entity does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, the other-than-temporary impairment is separated into the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive (loss) income.

The following table shows gross unrealized losses and fair value, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2013 and December 31, 2012 (in thousands):

	Unrealized Losses at June 30, 2013
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. Government agencies and corporations	$55,093	$(1,549)	$-	$-	$55,093	$(1,549)
Obligations of state and political subdivisions	23,848	(283)	41	(1)	23,889	(284)
Mortgage-backed securities	311	(3)	-	-	311	(3)
Debt securities	79,252	(1,835)	41	(1)	79,293	(1,836)

Equity securities	-	-	271	(77)	271	(77)
Total temporarily impaired securities	$79,252	$(1,835)	$312	$(78)	$79,564	$(1,913)

	Unrealized Losses at December 31, 2012
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. Government agencies and corporations	$11,471	$(32)	$-	$-	$11,471	$(32)
Obligations of state and political subdivisions	13,040	(43)	-	-	13,040	(43)
Debt securities	24,511	(75)	-	-	24,511	(75)

Equity securities	249	(13)	251	(98)	500	(111)

Total temporarily impaired securities	$24,760	$(88)	$251	$(98)	$25,011	$(186)

There are 109 debt securities that were in an unrealized loss position on June 30, 2013, and one that had an unrealized loss for more than 12 months. These securities depreciated 2.3% from their amortized cost basis. The unrealized losses noted above are considered to be temporary impairments. The decline in the values of the debt securities is due only to interest rate fluctuations, rather than erosion of issuer credit quality. As a result, the payment of contractual cash flows, including principal repayment, is not at risk. As management does not intend to sell the securities, does not believe the Company will be required to sell the securities before recovery and expects to recover the entire amortized cost basis, none of the debt securities are deemed to be other-than-temporarily impaired.

Equity securities owned by the Company consist of common stock of various financial services providers (“Bank Stocks”) and are evaluated quarterly for evidence of other-than-temporary impairment. There were eight equity securities that were in an unrealized loss position on June 30, 2013, and have carried unrealized losses for 12 months or more. Individually, none of these eight equity securities have significant unrealized losses and each has increased in value during the first half of 2013. Management has identified no other-than-temporary impairment as of June 30, 2013 in the equity portfolio. Management continues to track the performance of each stock owned to determine if it is prudent to recognize any further other-than-temporary impairment charges. The Company has the ability and intent to hold its equity securities until recovery of unrealized losses.

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

Loans on which the accrual of interest has been discontinued are designated as non-accrual loans. Accrual of interest on loans is generally discontinued when the contractual payment of principal or interest has become 90 days past due or reasonable doubt exists as to the full, timely collection of principal or interest. However, it is the Company’s policy to continue to accrue interest on loans over 90 days past due as long as (1) they are guaranteed or well secured and (2) there is an effective means of timely collection in process. When a loan is placed on non-accrual status, all unpaid interest credited to income in the current year is reversed against current period income, and unpaid interest accrued in prior years is charged against the allowance for loan losses. Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. Generally, accruals are resumed on loans only when the obligation is brought fully current with respect to interest and principal, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

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

In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination, which may not be currently available to management. Based on management’s comprehensive analysis of the loan portfolio, management believes the level of the allowance for loan losses as of June 30, 2013 was adequate.

There are two components of the allowance: a specific component for loans that are deemed to be impaired; and a general component for contingencies.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loans and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.

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

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of June 30, 2013 and December 31, 2012 (in thousands):

As of June 30, 2013	Pass	Special Mention	Substandard	Doubtful	Total

Commercial, financial and agricultural	$18,722	$1,399	$215	$-	$20,336
Real estate - commercial	56,303	12,747	3,056	40	72,146
Real estate - construction	15,396	1,014	1,490	2,194	20,094
Real estate - mortgage	138,868	2,520	4,307	1,343	147,038
Obligations of states and political subdivisions	10,953	-	-	-	10,953
Personal	4,683	-	10	-	4,693
Total	$244,925	$17,680	$9,078	$3,577	$275,260

As of December 31, 2012	Pass	Special Mention	Substandard	Doubtful	Total

Commercial, financial and agricultural	$17,570	$904	$822	$-	$19,296
Real estate - commercial	55,198	8,939	5,010	40	69,187
Real estate - construction	14,001	1,022	867	2,202	18,092
Real estate - mortgage	144,179	3,864	2,350	2,729	153,122
Obligations of states and political subdivisions	12,769	-	-	-	12,769
Personal	5,024	10	-	-	5,034
Total	$248,741	$14,739	$9,049	$4,971	$277,500

The Company has certain loans in its portfolio that are considered to be impaired. It is the policy of the Company to recognize income on impaired loans that have been transferred to nonaccrual status on a cash basis, only to the extent that it exceeds principal balance recovery. Until an impaired loan is placed on nonaccrual status, income is recognized on the accrual basis. Collateral analysis is performed on each impaired loan at least quarterly and results are used to determine if a specific reserve is necessary to adjust the carrying value of each individual loan down to the estimated fair value. Generally, specific reserves are carried against impaired loans based upon estimated collateral value until a confirming loss event occurs or until termination of the credit is scheduled through liquidation of the collateral or foreclosure. Charge off will occur when a confirmed loss is identified. Professional appraisals of collateral, discounted for expected selling costs, appraisal age, economic conditions and other known factors are used to determine the charge-off amount. The following tables summarize information regarding impaired loans by portfolio class as of June 30, 2013 and December 31, 2012 (in thousands):

	As of June 30, 2013			As of December 31, 2012
Impaired loans	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial, financial and agricultural	$142	$142	$-	$160	$160	$-
Real estate - commercial	2,610	2,682	-	2,672	2,672	-
Real estate - construction	170	170	-	2,004	2,197	-
Real estate - mortgage	3,559	4,816	-	487	523	-

With an allowance recorded:
Real estate - commercial	$248	$248	$72	$-	$-	$-
Real estate - construction	2,193	2,404	149	198	198	91
Real estate - mortgage	371	404	118	2,141	2,141	1,036

Total:
Commercial, financial and agricultural	$142	$142	$-	$160	$160	$-
Real estate - commercial	2,858	2,930	72	2,672	2,672	-
Real estate - construction	2,363	2,574	149	2,202	2,395	91
Real estate - mortgage	3,930	5,220	118	2,628	2,664	1,036
	$9,293	$10,866	$339	$7,662	$7,891	$1,127

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
Impaired loans	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income
With no related allowance recorded:
Commercial, financial and agricultural	$144	$2	$-	$207	$3	$-
Real estate - commercial	2,598	15	8	2,764	40	-
Real estate - construction	734	-	2	649	-	-
Real estate - mortgage	2,749	11	12	550	-	-

With an allowance recorded:
Real estate - commercial	$124	$-	$-	$-	$-	$-
Real estate - construction	1,547	-	-	1,007	3	-
Real estate - mortgage	186	-	3	3,724	-	-

Total:
Commercial, financial and agricultural	$144	$2	$-	$207	$3	$-
Real estate - commercial	2,722	15	8	2,764	40	-
Real estate - construction	2,281	-	2	1,656	3	-
Real estate - mortgage	2,935	11	15	4,274	-	-
	$8,082	$28	$25	$8,901	$46	$-

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
Impaired loans	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income
With no related allowance recorded:
Commercial, financial and agricultural	$151	$5	$-	$218	$7	$-
Real estate - commercial	2,641	42	8	2,530	81	-
Real estate - construction	1,087	-	2	1,009	-	-
Real estate - mortgage	2,023	11	12	1,398	-	-

With an allowance recorded:
Real estate - commercial	$124	$-	$-	$-	$-	$-
Real estate - construction	1,196	-	-	1,132	3
Real estate - mortgage	1,256	-	3	2,959	-	-

Total:
Commercial, financial and agricultural	$151	$5	$-	$218	$7	$-
Real estate - commercial	2,765	42	8	2,530	81	-
Real estate - construction	2,283	-	2	2,141	3	-
Real estate - mortgage	3,279	11	15	4,357	-	-
	$8,478	$58	$25	$9,246	$91	$-

The following table presents nonaccrual loans by classes of the loan portfolio as of June 30, 2013 and December 31, 2012 (in thousands):

Nonaccrual loans:	June 30, 2013	December 31, 2012
Commercial, financial and agricultural	$15	$20
Real estate - commercial	1,675	1,835
Real estate - construction	2,363	2,376
Real estate - mortgage	3,410	4,615
Total	$7,463	$8,846

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of June 30, 2013 and December 31, 2012 (in thousands):

As of June 30, 2013	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans Past Due greater than 90 Days and Accruing

Commercial, financial and agricultural	$175	$608	$15	$798	$19,538	$20,336	$-
Real estate - commercial	221	-	1,650	1,871	70,275	72,146	-
Real estate - construction	-	8	2,174	2,182	17,912	20,094	-
Real estate - mortgage	1,789	279	2,638	4,706	142,332	147,038	402
Obligations of states and political subdivisions	-	-	-	-	10,953	10,953	-
Personal	29	10	-	39	4,654	4,693	-
Total	$2,214	$905	$6,477	$9,596	$265,664	$275,260	$402
19

As of December 31, 2012	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans Past Due greater than 90 Days and Accruing

Commercial, financial and agricultural	$30	$-	$191	$221	$19,075	$19,296	$171
Real estate - commercial	295	819	1,928	3,042	66,145	69,187	93
Real estate - construction	9	136	2,335	2,480	15,612	18,092	156
Real estate - mortgage	1,359	3,131	4,428	8,918	144,204	153,122	320
Obligations of states and political subdivisions	-	-	-	-	12,769	12,769	-
Personal	29	25	2	56	4,978	5,034	2
Total	$1,722	$4,111	$8,884	$14,717	$262,783	$277,500	$742

The following table summarizes information regarding troubled debt restructurings by loan portfolio class at June 30, 2013, in thousands of dollars. There were no loans identified as troubled debt restructurings during 2012.

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment
As of June 30, 2013
Accruing troubled debt restructurings:
Real estate - commercial	1	$64	$61	$61
Real estate - mortgage	4	512	519	519
	5	$576	$580	$580

The Company’s troubled debt restructurings are also impaired loans, which may result in a specific allocation and subsequent charge-off if appropriate. As of June 30, 2013, there were no specific reserves or charge-offs relating to the troubled debt restructurings. The amended terms of the restructured loans vary, whereby interest rates have been reduced, principal payments have been reduced or deferred for a period of time and/or maturity dates have been extended. All restructured loans were current with respect to the terms of the restructurings as of June 30, 2013.

The following table summarizes loans whose terms have been modified resulting in troubled debt restructurings during the three and six months ended June 30, 2013, in thousands of dollars:

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment
Three months ended June 30, 2013
Accruing troubled debt restructurings:
Real estate - commercial	1	$64	$61	$61
Real estate - mortgage	3	148	148	148
	4	$212	$209	$209
Six months ended June 30, 2013
Accruing troubled debt restructurings:
Real estate - commercial	1	$64	$61	$61
Real estate - mortgage	4	512	519	519
	5	$576	$580	$580

There were no loans modified resulting in troubled debt restructurings during the three and six months ended June 30, 2012. There have been no defaults of troubled debt restructuring that took place during the three and six months ended June 30, 2013 and 2012 within 12 months of restructure.

The following tables summarize the activity in the allowance for loan losses and recorded investments in loans receivable (in thousands):

As of, and for the periods ended June 30, 2013

Allowance for loan losses:	Commercial, financial and agricultural	Real estate - commercial	Real estate - construction	Real estate - mortgage	Obligations of states and political subdivisions	Personal	Total
Beginning Balance, April 1, 2013	$193	$470	$221	$1,385	$-	$47	$2,316
Charge-offs	(4)	-	-	(22)	-	(3)	(29)
Recoveries	-	-	-	-	-	2	2
Provisions	11	84	37	(46)	-	-	86
Ending balance, June 30, 2013	$200	$554	$258	$1,317	$-	$46	$2,375

Beginning Balance, January 1, 2013	$179	$463	$202	$2,387	$-	$50	$3,281
Charge-offs	(4)	-	-	(1,060)	-	(13)	(1,077)
Recoveries	-	-	-	-	-	5	5
Provisions	25	91	56	(10)	-	4	166
Ending balance, June 30, 2013	$200	$554	$258	$1,317	$-	$46	$2,375

	Commercial, financial and agricultural	Real estate - commercial	Real estate - construction	Real estate - mortgage	Obligations of states and political subdivisions	Personal	Total
Allowance for loan losses:
Ending balance	$200	$554	$258	$1,317	$-	$46	$2,375
evaluated for impairment
individually	$-	$72	$149	$118	$-	$-	$339
collectively	$200	$482	$109	$1,199	$-	$46	$2,036

Loans:
Ending balance	$20,336	$72,146	$20,094	$147,038	$10,953	$4,693	$275,260
evaluated for impairment
individually	$142	$2,858	$2,363	$3,930	$-	$-	$9,293
collectively	$20,194	$69,288	$17,731	$143,108	$10,953	$4,693	$265,967

As of, and for the periods ended June 30, 2012

Allowance for loan losses:	Commercial, financial and agricultural	Real estate - commercial	Real estate - construction	Real estate - mortgage	Obligations of states and political subdivisions	Personal	Total
Beginning Balance, April 1, 2012	$194	$403	$271	$2,951	$-	$64	$3,883
Charge-offs	(2)	-	-	(21)	-	-	(23)
Recoveries	4	-	-	-	-	-	4
Provisions	7	29	93	(57)	-	(3)	69
Ending balance, June 30, 2012	$203	$432	$364	$2,873	$-	$61	$3,933

Beginning Balance, January 1, 2012	$195	$455	$442	$1,771	$-	$68	$2,931
Charge-offs	(4)	-	-	(176)	-	(1)	(181)
Recoveries	5	-	-	-	-	1	6
Provisions	7	(23)	(78)	1,278	-	(7)	1,177
Ending balance, June 30, 2012	$203	$432	$364	$2,873	$-	$61	$3,933

	Commercial, financial and agricultural	Real estate - commercial	Real estate - construction	Real estate - mortgage	Obligations of states and political subdivisions	Personal	Total
Allowance for loan losses:
Ending balance	$203	$432	$364	$2,873	$-	$61	$3,933
evaluated for impairment
individually	$-	$-	$295	$1,571	$-	$-	$1,866
collectively	$203	$432	$69	$1,302	$-	$61	$2,067

Loans:
Ending balance	$20,169	$66,102	$13,219	$162,604	$12,384	$5,964	$280,442
evaluated for impairment
individually	$197	$2,747	$2,411	$3,594	$-	$-	$8,949
collectively	19,972	63,355	10,808	159,010	12,384	5,964	271,493

As of December 31, 2012

As of December 31, 2012	Commercial, financial and agricultural	Real estate - commercial	Real estate - construction	Real estate - mortgage	Obligations of states and political subdivisions	Personal	Total
Allowance for loan losses:
Ending balance	$179	$463	$202	$2,387	$-	$50	$3,281
evaluated for impairment
individually	$-	$-	$91	$1,036	$-	$-	$1,127
collectively	$179	$463	$111	$1,351	$-	$50	$2,154

Loans:
Ending balance	$19,296	$69,187	$18,092	$153,122	$12,769	$5,034	$277,500
evaluated for impairment
individually	$160	$2,672	$2,202	$2,628	$-	$-	$7,662
collectively	$19,136	$66,515	$15,890	$150,494	$12,769	$5,034	$269,838

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

Included in the purchase price of the branch was goodwill and core deposit intangible of $2,046,000 and $449,000, respectively. The core deposit intangible is being amortized over a ten-year period on a straight line basis. Amortization expense was $11,000 in each of the second quarters of 2013 and 2012. During the first six months of both 2013 and 2012, amortization expense was $22,000. Accumulated amortization of core deposit intangible through June 30, 2013 was $307,000. The goodwill is not amortized, but is measured annually for impairment or more frequently if certain events occur which might indicate goodwill has been impaired. There was no impairment of goodwill during either of the six month periods ended June 30, 2013 or 2012.

8. Investment in Unconsolidated Subsidiary

The Company owns 39.16% of the outstanding common stock of Liverpool Community Bank (LCB), Liverpool, PA. This investment is accounted for under the equity method of accounting. The investment is being carried at $4,063,000 as of June 30, 2013. The Company increases its investment in LCB for its share of earnings and decreases its investment by any dividends received from LCB. The investment is evaluated quarterly for impairment. A loss in value of the investment which is determined to be other than a temporary decline would be recognized as a loss in the period in which such determination is made. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of LCB to sustain an earnings capacity which would justify the current carrying value of the investment.

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

Mortgage Servicing Rights. The fair value of servicing assets is based on the present value of estimated future cash flows on pools of mortgages stratified by rate and maturity date, and are considered Level 3 inputs.

The following table summarizes financial assets and financial liabilities measured at fair value as of June 30, 2013 and December 31, 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands). There were no transfers of assets between fair value Level 1 and Level 2 during the quarter ended June 30, 2013.

		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	June 30,	for Identical	Observable	Unobservable
	2013	Assets	Inputs	Inputs
Measured at fair value on a recurring basis:
Debt securities available-for-sale:
Obligations of U.S. Government agencies and corporations	$78,091	$-	$78,091	$-
Obligations of state and political subdivisions	47,663	-	47,663	-
Mortgage-backed securities	2,163	-	2,163	-
Equity securities available-for-sale	1,183	1,183	-	-

Measured at fair value on a non-recurring basis:
Impaired loans	3,723	-	-	3,723
Other real estate owned	50	-	-	50
Mortgage servicing rights	139	-	-	139

		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	December 31,	for Identical	Observable	Unobservable
	2012	Assets	Inputs	Inputs
Measured at fair value on a recurring basis:
Debt securities available-for-sale:
Obligations of U.S. Government agencies and corporations	$72,817	$-	$72,817	$-
Obligations of state and political subdivisions	45,976	-	45,976	-
Mortgage-backed securities	2,526	-	2,526	-
Equity securities available-for-sale	1,019	1,019	-	-

Measured at fair value on a non-recurring basis:
Impaired loans	2,056	-	-	2,056
Other real estate owned	50	-	-	50
Mortgage servicing rights	98	-	-	98

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs have been used to determine fair value:

June 30, 2013	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average

Impaired loans	$3,723	Appraisal of collateral (1)	Appraisal and liquidation adjustments (2)	(7)% - (10)%	(9.0)%
Other real estate owned	50	Appraisal of collateral (1)	Appraisal and liquidation adjustments (2)	0%	0%
Mortgage servicing rights	139	Multiple of annual servicing fee	Estimated pre-payment speed, based on rate and term	300% - 400%	326%

December 31, 2012	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average

Impaired loans	2,056	Appraisal of collateral (1)	Appraisal and liquidation adjustments (2)	7% - (10)%	(8.1)%
Other real estate owned	$50	Appraisal of collateral (1)	Appraisal and liquidation adjustments (2)	0%	0%
Mortgage servicing rights	98	Multiple of annual servicing fee	Estimated pre-payment speed, based on rate and term	300% - 400%	326%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral that generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

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

Carrying values approximate fair value for cash and due from banks, interest-bearing demand deposits with banks, restricted stock in the Federal Home Loan Bank, loans held for sale, interest receivable, mortgage servicing rights, non-interest bearing deposits, securities sold under agreements to repurchase, short-term borrowings and interest payable. Other than cash and due from banks, which are considered Level 1 inputs, and mortgage servicing rights, which are Level 3 inputs, these instruments are Level 2 inputs.

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

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

Financial Instruments

(in thousands)

	June 30, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
Financial assets:	Value	Value	Value	Value
Cash and due from banks	$9,007	$9,007	$14,261	$14,261
Interest bearing deposits with banks	202	202	136	136
Interest bearing time deposits with banks	847	848	847	849
Securities	129,100	129,100	122,338	122,338
Restricted investment in FHLB stock	1,733	1,733	1,726	1,726
Loans held for sale	384	384	-	-
Loans, net of allowance for loan losses	272,885	282,042	274,219	286,467
Mortgage servicing rights	139	139	98	98
Accrued interest receivable	1,511	1,511	1,632	1,632

Financial liabilities:
Non-interest bearing deposits	70,844	70,844	71,318	71,318
Interest bearing deposits	319,872	323,848	315,433	319,946
Securities sold under agreements to repurchase	3,355	3,355	3,836	3,836
Short-term borrowings	1,000	1,000	1,600	1,600
Other interest bearing liabilities	1,328	1,333	1,305	1,315
Accrued interest payable	312	312	354	354

Off-balance sheet financial instruments:
Commitments to extend credit	-	-	-	-
Letters of credit	-	-	-	-

The following presents the carrying amount, fair value and placement in the fair value hierarchy of the Company’s financial instruments not previously disclosed as of June 30, 2013 and December 31, 2012. This table excludes financial instruments for which the carrying amount approximates fair value (in thousands).

			(Level 1)
			Quoted Prices in	(Level 2)	(Level 3)
			Active Markets	Significant	Significant
			for Identical	Other	Other
June 30, 2013	Carrying Amount	Fair Value	Assets or Liabilities	Observable Inputs	Unobservable Inputs
Financial instruments - Assets
Interest bearing time deposits with banks	$847	$848	$-	$848	$-
Loans, net of allowance for loan losses	272,885	282,042	-	-	282,042
Financial instruments - Liabilities
Interest bearing deposits	319,872	323,848	-	323,848	-
Other interest bearing liabilities	1,328	1,333	-	1,333	-

			(Level 1)
			Quoted Prices in	(Level 2)	(Level 3)
			Active Markets	Significant	Significant
			for Identical	Other	Other
December 31, 2012	Carrying Amount	Fair Value	Assets or Liabilities	Observable Inputs	Unobservable Inputs
Financial instruments - Assets
Interest bearing time deposits with banks	$847	$849	$-	$849	$-
Loans, net of allowance for loan losses	274,219	286,467	-	-	286,467
Financial instruments - Liabilities
Interest bearing deposits	315,433	319,946	-	319,946	-
Other interest bearing liabilities	1,305	1,315	-	1,315	-

10. Defined Benefit Retirement Plan

The Company sponsors a defined benefit retirement Plan which covers substantially all of its employees employed prior to December 31, 2007. As of January 1, 2008, the Plan was amended to close the Plan to new entrants. All active participants as of December 31, 2007 became 100% vested in their accrued benefit and, as long as they remained eligible, continued to accrue benefits until December 31, 2012. The benefits are based on years of service and the employee’s compensation. Effective December 31, 2012, the defined benefit retirement Plan was amended to cease future service accruals after that date (frozen). The Company’s funding policy is to contribute annually no more than the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide for benefits attributed to service through December 31, 2012. The Company has made no contributions in the first six months of 2013 and does not expect to contribute to the defined benefit Plan in the remainder of 2013. Pension expense included the following components for the three and six month periods ended June 30, 2013 and 2012:

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Components of net periodic pension cost
Service cost	$-	$56	$-	$111
Interest cost	99	113	198	226
Expected return on plan assets	(140)	(148)	(280)	(296)
Recognized net actuarial loss	51	74	102	148
Net periodic pension cost	10	95	20	189

Amortization of net actuarial loss	(51)	(74)	(102)	(148)
Total recognized in other comprehensive income	$(51)	$(74)	$(102)	$(148)

Total recognized in net periodic pension cost and other comprehensive (income) loss	$(41)	$21	$(82)	$41

11. Commitments, Contingent Liabilities and Guarantees

In the ordinary course of business, the Company makes commitments to extend credit to its customers through letters of credit, loan commitments and lines of credit. At June 30, 2013, the Company had $44,250,000 outstanding in loan commitments and other unused lines of credit extended to its customers as compared to $43,164,000 at December 31, 2012.

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its letters of credit. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, letters of credit have expiration dates within one year of issuance. The credit risk involved in issuing letters of credit is essentially the same as the risks that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. The Company had outstanding $1,502,000 and $1,293,000 of letters of credit commitments as of June 30, 2013 and December 31, 2012, respectively. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of June 30, 2013 for payments under letters of credit issued was not material. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk.

Additionally, the Company has committed to fund and sell qualifying residential mortgage loans to the Federal Home Loan Bank of Pittsburgh in the total amount of $25,000,000. As of June 30, 2013, $8,133,000 remains to be delivered on that commitment.

12. Subsequent Events

In July 2013, the Board of Directors declared a dividend of $0.22 per share for the third quarter of 2013 to shareholders of record on August 15, payable on September 3, 2013.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements:

This discussion may contain “forward looking” information as defined by the Private Securities Litigation Reform Act of 1995. When words such as “believes”, “expects”, “anticipates” or similar expressions are used in this discussion, Juniata Valley is making forward-looking statements. Such information is based on Juniata Valley’s current expectations, estimates and projections about future events and financial trends affecting the financial condition of its business. These statements are not historical facts or guarantees of future performance, events or results. Such statements involve potential risks and uncertainties and, accordingly, actual results may differ materially from this “forward looking” information. Many factors could affect future financial results. Juniata Valley undertakes no obligation to publicly update or revise forward looking information, whether as a result of new or updated information, future events, or otherwise. For a more complete discussion of certain risks and uncertainties affecting the Company, please see the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements” set forth in the Company’s filings with the Securities and Exchange Commission.

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

General:

The following discussion relates to the consolidated financial condition of the Company as of June 30, 2013, as compared to December 31, 2012, and the consolidated results of operations for the three and six months ended June 30, 2013, compared to the same period in 2012. This discussion should be read in conjunction with the interim consolidated financial statements and related notes included herein.

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

Financial Condition:

Total assets as of June 30, 2013, were $449.8 million, relatively unchanged from December 31, 2012. Deposits increased by $4.0 million, with non-interest bearing deposits decreasing slightly by $0.5 million and interest-bearing deposits increasing by $4.5 million.

The table below shows changes in deposit volumes by type of deposit (in thousands of dollars) between December 31, 2012 and June 30, 2013.

	June 30,	December 31,	Change
	2013	2012	$	%
Deposits:
Demand, non-interest bearing	$70,844	$71,318	$(474)	(0.7)%
NOW and money market	97,241	90,349	6,892	7.6
Savings	60,807	56,382	4,425	7.8
Time deposits, $100,000 and more	32,066	33,007	(941)	(2.9)
Other time deposits	129,758	135,695	(5,937)	(4.4)
Total deposits	$390,716	$386,751	$3,965	1.0%

Overall, total loans decreased by $2.2 million, between December 31, 2012 and June 30, 2013, as shown in the table below (in thousands of dollars). The largest dollar reduction by class occurred in the real estate – mortgage category, as individual borrowers have been attracted to fixed rate loans which the Company originates and sells in the secondary market.

	June 30,	December 31,	Change
	2013	2012	$	%
Loans:
Commercial, financial and agricultural	$20,336	$19,296	$1,040	5.4%
Real estate - commercial	72,146	69,187	2,959	4.3
Real estate - construction	20,094	18,092	2,002	11.1
Real estate - mortgage	147,038	153,122	(6,084)	(4.0)
Obligations of states and political subdivisions	10,953	12,769	(1,816)	(14.2)
Personal	4,693	5,034	(341)	(6.8)
Total loans	$275,260	$277,500	$(2,240)	(0.8)%

A summary of the activity in the allowance for loan losses for each of the six-month periods ended June 30, 2013 and 2012 (in thousands) are presented below.

	Periods Ended June 30,
	2013	2012
Balance of allowance - January 1	$3,281	$2,931
Loans charged off	(1,077)	(181)
Recoveries of loans previously charged off	5	6
Net charge-offs	(1,072)	(175)
Provision for loan losses	166	1,177
Balance of allowance - end of period	$2,375	$3,933

Ratio of net charge-offs during period to average loans outstanding	0.39%	0.06%

During the first six months of 2013, the Company recorded charge-offs of $1,077,000. Of the 2013 charge-offs, $1,026,000 was due to specific loss confirming events in the first quarter which were the subjects of specific reserves.

As of June 30, 2013, 65 loans, with aggregate outstanding balances of $9,293,000, were evaluated for impairment. A collateral analysis was performed on each of these 65 loans in order to establish a portion of the reserve needed to carry impaired loans at fair value. As a result, eleven loans were determined to have insufficient collateral, and specific reserves, totaling $339,000, were established for each of the eleven impaired loans. The eleven loans requiring fair value adjustment relate to nine loan relationships.

Management believes that the specific reserves carried are adequate to cover potential future losses related to these relationships. There are no other material loans classified as loss, doubtful, substandard, or special mention which management expects to significantly impact future operating results, liquidity or capital resources. Following is a summary of the Bank’s non-performing loans on June 30, 2013 as compared to December 31, 2012.

(Dollar amounts in thousands)
Non-performing loans	June 30, 2013	December 31, 2012
Non-accrual loans	$7,463	$8,846
Accruing loans past due 90 days or more	402	742
Accruing restructured loans	580	-
Total	$8,445	$9,588

Average loans outstanding	$273,380	$282,282

Ratio of non-performing loans to average loans outstanding	3.09%	3.40%

Stockholders’ equity decreased by $1,324,000, or 2.6%, from December 31, 2012 to June 30, 2013. The market value of securities available for sale decreased significantly as market rates moved up at the end of June, resulting in a decrease of $1,486,000, net of taxes. Further, an adjustment to other comprehensive income of $67,000 was made to record the amortization of the net actuarial loss of the Company’s defined benefit retirement plan. Net income exceeded the Company’s dividend payout by $158,000.

Management is not aware of any current recommendations of applicable regulatory authorities that, if implemented, would have a material effect on the Company's liquidity, capital resources or operations.

Subsequent to June 30, 2013, the following events took place:

On July 16, 2013, the Board of Directors declared a cash dividend for the third quarter of 2013 of $0.22 per share to shareholders of record on August 15, 2013, payable on September 3, 2013.

Comparison of the Three Months Ended June 30, 2013 and 2012

Operations Overview:

Net income for the second quarter of 2013 was $1,009,000, a decrease of $206,000 when compared to the second quarter of 2012. The decrease was due primarily to lower net interest income and non-interest income recorded in the second quarter of 2013 as compared to the same period in 2012. Basic and diluted earnings per share were $0.24 in the second quarter of 2013, as compared to the $0.29 reported in the second quarter of 2012. Presented below are selected key ratios for the two periods:

	Three Months Ended
	June 30,
	2013	2012
Return on average assets (annualized)	0.89%	1.06%
Return on average equity (annualized)	8.03%	9.87%
Average equity to average assets	11.14%	10.73%

Non-interest income, excluding securities gains, as a percentage of average assets (annualized)	0.94%	1.04%
Non-interest expense as a percentage of average assets (annualized)	2.95%	2.81%

The discussion that follows further explains changes in the components of net income when comparing the second quarter of 2013 with the second quarter of 2012.

Net Interest Income:

Net interest income was $3,432,000 for the second quarter of 2013, as compared to $3,681,000 in the same quarter in 2012. Average earning assets declined by 3.0%, and the net interest margin, on a fully tax equivalent basis, decreased by 16 basis points.

Interest on loans decreased $367,000, or 9.0%, in the second quarter of 2013 as compared to the same period in 2012. A decrease of 28 basis points in the average weighted yield on loans reduced interest income by approximately $187,000, with the remaining decrease attributable to a lower volume of loans.

Interest earned on investment securities and money market investments decreased $65,000 in the second quarter of 2013 as compared to the second quarter of 2012, with average balances increasing $0.6 million during the period. The yield on money market investments (interest bearing deposits) increased by 20 basis points in the second quarter of 2013 as compared to the second quarter of 2012, due to a reduction in average balances of interest bearing deposits. The overall pre-tax yield on the investment securities portfolio decreased during the period by 26 basis points.

Average interest-bearing liabilities decreased by $11.3 million, while average non-interest bearing deposits increased by $3.7 million. The decrease in average interest-bearing deposits contributed to a reduction in the cost to fund earning assets, which declined by 19 basis points, to 0.91%, in the second quarter of 2013.

Total average earning assets during the second quarter of 2013 were $408.6 million, compared to $421.2 million during the second quarter of 2012, yielding 4.09% in 2013 versus 4.38% in 2012. Net interest margin on a fully tax-equivalent basis for the second quarter of 2013 was 3.50%. For the same period in 2012, the fully-tax equivalent net interest margin was 3.66%.

AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

(Dollars in thousands)

	Three Months Ended			Three Months Ended
	June 30, 2013			June 30, 2012
	Average		Yield/	Average		Yield/	Increase (Decrease) Due To (6)
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate	Volume	Rate	Total
ASSETS
Interest earning assets:
Taxable loans (5)	$254,433	$3,571	5.62%	$265,803	$3,916	5.90%	$(175)	$(170)	$(345)
Tax-exempt loans	17,456	136	3.13	18,067	158	3.51	(5)	(17)	(22)
Total loans	271,889	3,707	5.46	283,870	4,074	5.74	(180)	(187)	(367)
Taxable investment securities	93,301	312	1.34	90,630	337	1.49	13	(38)	(25)
Tax-exempt investment securities	37,880	147	1.56	35,947	186	2.07	10	(49)	(39)
Total investment securities	131,181	459	1.40	126,577	523	1.66	23	(87)	(64)
Interest bearing deposits	5,564	7	0.50	10,781	8	0.30	(5)	4	(1)
Total interest earning assets	408,634	4,173	4.09	421,228	4,605	4.38	(162)	(270)	(432)

Other assets (7)	42,471			37,865
Total assets	$451,105			$459,093
LIABILITIES AND
STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Interest bearing demand deposits (2)	$96,421	42	0.17	$100,501	56	0.22	(4)	(10)	(14)
Savings deposits	60,546	15	0.10	57,225	35	0.25	2	(22)	(20)
Time deposits	163,455	679	1.67	175,370	827	1.89	(54)	(94)	(148)
Short-term borrowings and other interest bearing liabilities	5,540	5	0.37	4,153	6	0.58	1	(2)	(1)
Total interest bearing liabilities	325,962	741	0.91	337,249	924	1.10	(55)	(128)	(183)

Non-interest bearing liabilities:
Demand deposits	70,316			66,586
Other	4,586			6,013
Stockholders' equity	50,241			49,245
Total liabilities and stockholders' equity	$451,105			$459,093
Net interest income and net interest rate spread		$3,432	3.18%		$3,681	3.28%	$(107)	$(142)	$(249)
Net interest margin on interest earning assets (3)			3.36%			3.50%
Net interest income and net interest margin-Tax equivalent basis (4)		$3,578	3.50%		$3,858	3.66%

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

Provision for Loan Losses:

In the second quarter of 2013, the provision for loan losses was $86,000, as compared to a provision of $69,000 in the second quarter of 2012. Management regularly reviews the adequacy of the loan loss reserve and makes assessments as to specific loan impairment, historical charge-off expectations, general economic conditions in the Bank’s market area, specific loan quality and other factors. The increased provision was primarily the result of analysis of the values of collateral securing certain impaired loans. See the earlier discussion in the Financial Condition section, explaining the information used to determine the provision.

Non-interest Income:

Non-interest income in the second quarter of 2013 was $1,055,000, compared to $1,195,000 in the second quarter of 2012, representing a decrease of 11.7%.

The Company began originating mortgages to sell on the secondary market and retain the servicing rights as a strategic objective early in 2012 and has been successful in building a servicing portfolio of approximately $16.8 million as of June 30, 2013. The mortgage servicing right asset is included as a component of other assets and, as of June 30, 2013, was $139,000. Gains on the sale of mortgage loans is made up of origination and servicing fees collected from the buyer, origination points collected from the borrower and an adjustment to the fair value of the mortgage servicing rights asset. In the second quarter of 2013, the total net gain on the sale of mortgage loans was $85,000, a decrease of $55,000, or 39.3%, from the second quarter of 2012, when origination activity was higher.

Due to increased volumes, commissions from sales of non-deposit products in the second quarter of 2013 were $30,000, or 41.1%, higher than in the same quarter of the previous year. Trust fee income was $29,000, or 25.4%, less in the second quarter of 2013 as compared to the second quarter of 2012. The variance resulted primarily from $28,000 less in estate fees earned during the period. Investment management and trust services revenue is impacted by fluctuations in the securities market, as trust revenues are based on the value of the underlying investment portfolios. In a sustained low-rate environment, trust revenues may be adversely affected.

Fees derived from electronic payment activity through the use of debit cards and other customer service fees remained steady in the two periods, as did earnings on bank-owned life insurance and annuities. In the second quarter of 2012, non-interest income included a $53,000 gain from life insurance proceeds; the 2013 period did not include such a gain.

As a percentage of average assets, annualized non-interest income, exclusive of net gains on the sale of securities, was 0.94% in the second quarter of 2013 as compared to 1.04% in the second quarter of 2012. Of the 10 basis point decline in this ratio, the life insurance gain in 2012 was responsible for 5 basis points.

Non-interest Expense:

Total non-interest expense was $3,330,000 in the second quarter of 2013, an increase of $110,000, or 3.4%, as compared to the second quarter of 2012.

Employee compensation expense increased by 7.6% in the second quarter of 2013 compared to the previous year’s second quarter, due primarily to accruals for commissions and bonus. The second quarter of 2012 did not include bonus accruals, as it was clear that internal targets would not be met for 2012. Employee benefits decreased by 19.7% in the second quarter of 2013, due primarily from decreased costs related to the defined benefit retirement plan that was frozen as of December 31, 2012. Most other non-interest expense categories varied only slightly during the second quarter of 2013 versus the second quarter of 2012, including occupancy, equipment, director compensation, data processing expense, professional fees and FDIC insurance premiums. The Company’s investment in a low income elderly housing project required amortization of the investment to begin during the second quarter of 2013, adding $145,000 of non-interest expense. This increase was offset somewhat by a decrease in costs associated with assets in foreclosure of $33,000, included in other non-interest expense.

As a percentage of average assets, annualized non-interest expense was 2.95% in the second quarter of 2013 compared to 2.81% in the second quarter of 2012. The low-income housing investment amortization was responsible for the entire 13 basis point increase in this key ratio.

Provision for income taxes:

Income tax expense in the second quarter of 2013 was $62,000 as compared to the $372,000 recorded in the second quarter of 2012. Starting in the second quarter of 2013, the Company has qualified for a federal tax credit for its investment in a low-income housing project. The tax credit recorded in the second quarter of 2013 was $185,000, offsetting the $247,000 regular tax expense. As a result, the effective tax rate in the second quarter of 2013 was 5.8% compared to 23.4% in the second quarter of 2012.

Comparison of the Six Months Ended June 30, 2013 and 2012

Operations Overview:

Net income for the first six months of 2013 was $2,015,000, an increase of $382,000, or 23.4%, compared to the first six months of 2012. The increase was due primarily to a decline in the provision for loan losses. Basic and diluted earnings per share were $0.48 in the first six months of 2013, representing an increase of 23.1% from the $0.39 earned in the first six months of 2012. Annualized return on average equity for the first six months in 2013 was 8.04%, compared to the ratio for the same period in the prior year of 6.59%, an increase of 22.0%. For the six months ended June 30, annualized return on average assets was 0.90% in 2013, versus 0.72% in 2012.

Presented below are selected key ratios for the two periods:

	Six Months Ended
	June 30,
	2013	2012
Return on average assets (annualized)	0.90%	0.72%
Return on average equity (annualized)	8.04%	6.59%
Average equity to average assets	11.18%	10.93%

Non-interest income, excluding securities gains, as a percentage of average assets (annualized)	0.95%	0.99%
Non-interest expense as a percentage of average assets (annualized)	2.84%	2.85%

The discussion that follows explains changes in the components of net income when comparing the first six months of 2013 with the first six months of 2012.

Net Interest Income:

Net interest income was $6,813,000 for the first six months of 2013, as compared to $7,420,000 in the same period in 2012. Average earning assets declined by 1.8%, while the net interest margin on a fully tax equivalent basis decreased by 26 basis points.

Interest on loans decreased $872,000, or 10.5%, in the first half of 2013 as compared to the same period in 2012. An average weighted yield decrease of 37 basis points lowered interest income by approximately $472,000, with the remaining decrease attributable to a lower volume of loans.

Interest earned on investment securities and money market investments decreased $127,000 in the first half of 2013 as compared to 2012, despite average balances increasing $5.1 million during the period. The yield on money market investments (federal funds and interest bearing deposits) decreased by 12 basis points in the first half of 2013 as compared to the first half of 2012, due to a reduction in average balances as well as the reduction in rates earned on interest bearing balances with other financial institutions. Likewise, the overall pre-tax yield on the investment securities portfolio decreased during the period by 32 basis points.

Average interest-bearing liabilities decreased by $8.1 million, while average non-interest bearing deposits grew by $3.8 million. Decreases in deposits, in addition to the lower general rate environment, contributed to the reduction in the cost to fund earning assets, which declined by 24 basis points, to 0.75%, in the first half of 2013.

Total average earning assets during the first half of 2013 were $406.2 million, compared to $413.7 million during the first half of 2013, yielding 4.10% in 2013 versus 4.51% in 2012. Funding costs for the earning assets were 0.75% and 0.92% for the first six months of 2013 and 2012, respectively. Net interest margin on a fully tax-equivalent basis for the first six months of 2013 was 3.50%. For the same period in 2012, the fully-tax equivalent net interest margin was 3.76%.

AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

(Dollars in thousands)

	Six Months Ended			Six Months Ended
	June 30, 2013			June 30, 2012
	Average		Yield/	Average		Yield/	Increase (Decrease) Due To (6)
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate	Volume	Rate	Total
ASSETS
Interest earning assets:
Taxable loans (5)	$255,246	$7,118	5.59%	$268,107	$7,954	5.94%	$(405)	$(431)	$(836)
Tax-exempt loans	18,134	279	3.10	17,758	315	3.57	5	(41)	(36)
Total loans	273,380	7,397	5.42	285,865	8,269	5.79	(400)	(472)	(872)
Taxable investment securities	90,596	609	1.35	85,569	667	1.56	42	(100)	(58)
Tax-exempt investment securities	37,107	298	1.61	33,082	364	2.20	40	(106)	(66)
Total investment securities	127,703	907	1.42	118,651	1,031	1.74	82	(206)	(124)
Interest bearing deposits	5,194	13	0.48	9,031	16	0.36	(8)	5	(3)
Federal funds sold	-	-	0.00	151	-	0.13	-	-	-
Total interest earning assets	406,277	8,317	4.10	413,698	9,316	4.51	(326)	(673)	(999)

Other assets (7)	41,968			39,418
Total assets	$448,245			$453,116
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Interest bearing demand deposits (2)	$94,370	79	0.17	$96,034	118	0.25	(4)	(36)	(40)
Savings deposits	59,331	38	0.13	55,096	68	0.25	5	(34)	(29)
Time deposits	165,141	1,376	1.68	177,022	1,697	1.93	(115)	(206)	(321)
Short-term borrowings and other interest bearing liabilities	5,501	11	0.40	4,278	13	0.60	1	(3)	(2)
Total interest bearing liabilities	324,343	1,504	0.94	332,430	1,896	1.15	(113)	(279)	(392)

Non-interest bearing liabilities:
Demand deposits	68,904			65,071
Other	4,874			6,081
Stockholders' equity	50,124			49,534
Total liabilities and stockholders' equity	$448,245			$453,116
Net interest income and net interest rate spread		$6,813	3.16%		$7,420	3.36%	$(213)	$(394)	$(607)
Net interest margin on interest earning assets (3)			3.35%			3.59%
Net interest income and net interest margin-Tax equivalent basis (4)		$7,110	3.50%		$7,770	3.76%

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

Provision for Loan Losses:

In the first six months of 2013, the provision for loan losses was $166,000, as compared to a provision of $1,177,000 in the first six months of 2012. Management regularly reviews the adequacy of the loan loss reserve and makes assessments as to specific loan impairment, historical charge-off expectations, general economic conditions in the Bank’s market area, specific loan quality and other factors. The increased provision in 2012 was primarily the result of analysis of the values of collateral securing certain impaired loans. See the earlier discussion in the Financial Condition section, explaining the information used to determine the provision.

Non-interest Income:

Non-interest income in the first six months of 2013 was $2,132,000, a decrease of $105,000 compared to $2,237,000 in the first six months of 2012.

Trust fee income was $46,000, or 20.9%, lower in the first half of 2013 as compared to the first half of 2012, due primarily to estate settlement fees. Commissions from sales of non-deposit products in the first half of 2013 were 36.9%, or $59,000, higher than in the same period of the previous year.

Customer service fees declined by $14,000, or 2.2%, in the first six months of 2013 compared to the same period in 2012 as a result of fewer overdraft fees assessed on deposit accounts. For the same comparison periods, fees from debit card activity decreased slightly by $10,000, or 2.4%.

Fees and income derived from the origination, sale and servicing of residential mortgage loans was $181,000 in the first half of 2013, a decrease of $24,000, or 11.7%, compared to the first half of 2012, when refinancing activities were more active. Other non-interest-related fees derived from loan activity increased by $17,000 when comparing the first six months of 2013 to the same period in 2012. Income recorded from the equity investment in an unconsolidated subsidiary was $14,000 lower in the current year six month period than in the previous year to date. A gain of $53,000 was recorded in the first six months of 2012 as a result of a life insurance claim. No such activity occurred in the current year.

As a percentage of average assets, annualized non-interest income, exclusive of net gains on the sale of securities, was 0.95% in the first half of 2013 versus 0.99% for the same period in 2012.

Non-interest Expense:

Total non-interest expense was $6,365,000 for the first six months of 2013, $100,000 or 1.5% less than in the first six months of 2012.

The overall decrease in non-interest expense was nearly all attributable to changes in employee compensation and benefits expenses. On December 31, 2012, the Company froze its defined benefit plan to future service accruals while at the same time enhancing significantly the defined contribution plan for its employees. The result was a reduction in expense of $98,000 for the first six months of 2013 compared to the same period in the previous year. Additionally, the cost of medical insurance for employees declined by $79,000, in the Company’s self-funded plan. Small variances in occupancy, equipment, director compensation, professional fees and FDIC insurance netted to an increase of $29,000 in the first six months of 2013 in comparison to the first six months of 2012. Sales of properties carried as other real estate generated net gains of $34,000 in the first six months of 2013, as compared to a net gain of $1,000 during the same period in 2012. The Company’s investment in a low income elderly housing project required amortization of the investment to begin during the second quarter of 2013, adding $145,000 to non-interest expense in the 2013 period. This increase was offset somewhat by a decrease in costs associated with assets in foreclosure of $80,000, included in other non-interest expense.

As a percentage of average assets, annualized non-interest expense was 2.84% in the first six months of 2013 as compared to 2.85% in the same period of 2012, a decrease of 1 basis point.

Provision for income taxes:

Income tax expense in the first six months of 2013 was $399,000, which included the effect of a tax credit in the amount of $185,000, versus $382,000 in the same time period in 2012. The tax credit is available to the Company as a result of an equity investment in a local low-income housing project. The effective tax rate in the first half of 2013 was 16.5% versus 18.9% in 2012. The reduction in the effective rate is attributed to the tax credit and a higher percentage of tax-exempt income relative to pre-tax earnings in the first half of 2012.

Liquidity:

The objective of liquidity management is to ensure that sufficient funding is available, at a reasonable cost, to meet the ongoing operational cash needs of the Company and to take advantage of income producing opportunities as they arise. While the desired level of liquidity will vary depending upon a variety of factors, it is the primary goal of the Company to maintain a high level of liquidity in all economic environments. Principal sources of asset liquidity are provided by securities maturing in one year or less, other short-term investments such as federal funds sold and cash and due from banks. Liability liquidity, which is more difficult to measure, can be met by attracting deposits and maintaining the core deposit base. The Company is a member of the Federal Home Loan Bank of Pittsburgh for the purpose of providing short-term liquidity when other sources are unable to fill these needs. During the first six months of 2013, overnight borrowings from the Federal Home Loan Bank averaged $287,000. As of June 30, 2013, the Company had no long-term debt and had unused borrowing capacity with the Federal Home Loan Bank of $120.7 million.

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

Off-Balance Sheet Arrangements:

The Company’s consolidated financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk, credit risk, and interest rate risk. These commitments consist mainly of loans approved but not yet funded, unused lines of credit and outstanding letters of credit. These commitments were made using the same credit standards as are used for on-balance sheet instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment terms. Letters of credit are conditional commitments issued to guarantee the financial performance obligation of a customer to a third party. Unused commitments and letters of credit at June 30, 2013 were $44,250,000 and $1,502,000, respectively. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Company. Management believes that any amounts actually drawn upon can be funded in the normal course of operations. The Company has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or the availability of capital resources.

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

Capital Adequacy:

Bank regulatory authorities in the United States issue risk-based capital standards. These capital standards relate a banking company’s capital to the risk profile of its assets and provide the basis by which all banking companies and banks are evaluated in terms of capital adequacy. The risk-based capital standards require all banks to have Tier 1 capital of at least 4% and total capital, including Tier 1 capital, of at least 8% of risk-adjusted assets. Tier 1 capital includes common stockholders’ equity and qualifying perpetual preferred stock together with related surpluses and retained earnings. Total capital is comprised of Tier 1 capital, limited life preferred stock, qualifying debt instruments, and the reserves for possible loan losses. Banking regulators have also issued leverage ratio requirements. The leverage ratio requirement is measured as the ratio of Tier 1 capital to adjusted average assets. At June 30, 2013, the Bank exceeded the regulatory requirements to be considered a "well capitalized" financial institution, i.e., a leverage ratio exceeding 5%, Tier 1 capital exceeding 6% and total capital exceeding 10%.

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

Declines and volatility in the values of financial institution stocks in the last several years have significantly reduced the likelihood of realizing significant gains in the near-term. Although the Company has realized occasional gains from this portfolio in the past, the primary objective of the portfolio is to achieve value appreciation in the long term while earning consistent attractive after-tax yields from dividends. The carrying value of the financial institutions stocks accounted for 0.2% of the Company’s total assets as of June 30, 2013. Management performs an impairment analysis on the entire investment portfolio, including the financial institutions stocks, on a quarterly basis. For the six months ended June 30, 2013, no “other-than-temporary” impairment was identified. There is no assurance that declines in market values of the common stock portfolio in the future will not result in “other-than-temporary” impairment charges, depending upon facts and circumstances present.

The equity investments in the Company’s portfolio had an adjusted cost basis of approximately $985,000 and a fair value of $1,183,000 at June 30, 2013. Net unrealized gains in this portfolio were approximately $198,000 at June 30, 2013.

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

The primary objective of the Company’s asset-liability management process is to maximize current and future net interest income within acceptable levels of interest rate risk while satisfying liquidity and capital requirements. Management recognizes that a certain amount of interest rate risk is inherent, appropriate and necessary to ensure profitability. A simulation analysis is used to assess earnings and capital at risk from movements in interest rates. The model considers three major factors: (1) volume differences; (2) repricing differences; and (3) timing in its income simulation. As of the most recent model run, data was disseminated into appropriate repricing buckets, based upon the static position at that time. The interest-earning assets and interest-bearing liabilities were assigned a multiplier to simulate how much that particular balance sheet item would re-price when interest rates change. Finally, the estimated timing effect of rate changes is applied, and the net interest income effect is determined on a static basis (as if no other factors were present). As the table below indicates, based upon rate shock simulations on a static basis, the Company’s balance sheet is relatively rate-neutral as rates decline. Each 100 basis point increase results in approximately $457,000 decline in net interest income in the static environment. This negative effect of rising rates is offset to a large degree by the positive effect of imbedded options that include loans floating above their floors and likely internal deposit pricing strategies. After applying the effects of options, over a one-year period, the net effect of an immediate 100, 200, 300 and 400 basis point rate increase would change net interest income by $(81,000), $(144,000), $(1,261,000) and $(1,543,000), respectively. Rate shock modeling was done for a declining rate of 25 basis points only, as the federal funds target rate currently is between zero and 0.25%. As the table below indicates, the net effect of interest rate risk on net interest income is essentially neutral in a rising rate environment through a 200 basis point increase. Juniata’s rate risk policies provide for maximum limits on net interest income that can be at risk for 100 through 400 basis point changes in interest rates.

Effect of Interest Rate Risk on Net Interest Income

(Dollars in thousands)

Change in Interest Rates (Basis Points)	Change in Net Interest Income Due to Interest Rate Risk (Static)	Change in Net Interest Income Due to Imbedded Options	Total Change in Net Interest Income

400	$(1,829)	$286	$(1,543)
300	(1,372)	111	(1,261)
200	(915)	771	(144)
100	(457)	376	(81)
0	-	-	-
(25)	115	(45)	70

The net interest income at risk position remained within the guidelines established by the Company’s asset/liability policy.

No material change has been noted in the Bank’s equity value at risk. Please refer to the Annual Report on Form 10-K as of December 31, 2012 for further discussion of this topic.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2013, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined by the Securities Exchange Act of 1934 (“Exchange Act”), Rule 13a-15(e). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information on repurchases by the Corporation of its common stock in each month of the quarter ended June 30, 2013:

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number	Average	Part of Publicly	Shares that May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	per Share	Programs	Plans or Programs (1)

April 1-30, 2013	-	$-	-	68,393
May 1-31, 2013	-	-	-	68,393
June 1-30, 2013	6,000	18.05	6,000	62,393

Totals	6,000		6,000	62,393

(1) On March 23, 2001, the Company announced plans to buy back 100,000 (200,000 on a post-split basis) shares of its common stock. There is no expiration date to this buyback plan, but subsequent to the initial plan, the Board of Directors authorized the repurchase of 400,000 additional shares in 2005 and then authorized 200,000 additional shares in September of 2008. As of August 9, 2013, the number of shares that may yet be purchased under the program was 62,393. No repurchase plan or program expired during the quarter. The Company has no stock repurchase plan or program that it has determined to terminate prior to expiration or under which it does not intend to make further purchases.

Certain regulatory restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. At June 30, 2013, $34,657,000 of undistributed earnings of the Bank, included in the consolidated stockholders’ equity, was available for distribution to the Company as dividends without prior regulatory approval, subject to regulatory capital requirements.

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

Juniata Valley Financial Corp.
(Registrant)

Date ____08-09-2013_________________________	By	/s/ Marcie A. Barber
Marcie A. Barber, President
and Chief Executive Officer
(Principal Executive
Officer)

Date ____08-09-2013_________________________	By	/s/ JoAnn N. McMinn
JoAnn N. McMinn, Chief
Financial Officer (Principal
Accounting Officer and
Principal Financial Officer)

