Form 10-Q
period 2013-09-30
JUNIATA VALLEY FINANCIAL CORP
filed 2013-11-08
CIK 714712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended September 30, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to _____________________________

Commission File Number __________________________000-13232_________________________

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 8, 2013
Common Stock ($1.00 par value)	4,196,566 shares

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Financial Condition

( Unaudited, in thousands, except share data)

	September 30,	December 31,
	2013	2012
ASSETS
Cash and due from banks	$9,789	$14,261
Interest bearing deposits with banks	23	136
Cash and cash equivalents	9,812	14,397

Interest bearing time deposits with banks	249	847
Securities available for sale	128,153	122,338
Restricted investment in Federal Home Loan Bank (FHLB) stock	2,065	1,726
Investment in unconsolidated subsidiary	4,094	4,000
Loans	282,782	277,500
Less: Allowance for loan losses	(2,467)	(3,281)
Total loans, net of allowance for loan losses	280,315	274,219
Premises and equipment, net	6,169	6,472
Other real estate owned	445	428
Bank owned life insurance and annuities	14,754	14,402
Equity investment in low income housing project	3,983	3,796
Core deposit intangible	130	164
Goodwill	2,046	2,046
Accrued interest receivable and other assets	4,538	4,034
Total assets	$456,753	$448,869
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing	$73,299	$71,318
Interest bearing	310,443	315,433
Total deposits	383,742	386,751

Securities sold under agreements to repurchase	4,480	3,836
Short-term borrowings	13,863	1,600
Other interest bearing liabilities	1,335	1,305
Accrued interest payable and other liabilities	4,393	5,080
Total liabilities	407,813	398,572
Stockholders' Equity:
Preferred stock, no par value:
Authorized - 500,000 shares, none issued	-	-
Common stock, par value $1.00 per share:
Authorized - 20,000,000 shares
Issued - 4,745,826 shares
Outstanding -
4,196,566 shares at September 30, 2013;
4,218,361 shares at December 31, 2012	4,746	4,746
Surplus	18,363	18,346
Retained earnings	39,074	38,824
Accumulated other comprehensive loss	(2,657)	(1,419)
Cost of common stock in Treasury:
549,260 shares at September 30, 2013;
527,465 shares at December 31, 2012	(10,586)	(10,200)
Total stockholders' equity	48,940	50,297
Total liabilities and stockholders' equity	$456,753	$448,869

See Notes to Consolidated Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Income

(Unaudited, in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Interest income:
Loans, including fees	$3,743	$3,930	$11,140	$12,199
Taxable securities	329	337	938	1,004
Tax-exempt securities	149	190	447	554
Other interest income	3	7	16	23
Total interest income	4,224	4,464	12,541	13,780
Interest expense:
Deposits	711	891	2,204	2,774
Securities sold under agreements to repurchase	1	1	3	2
Other interest bearing liabilities	7	6	16	18
Total interest expense	719	898	2,223	2,794
Net interest income	3,505	3,566	10,318	10,986
Provision for loan losses	100	60	266	1,237
Net interest income after provision for loan losses	3,405	3,506	10,052	9,749
Non-interest income:
Customer service fees	341	323	961	957
Debit card fee income	211	202	610	611
Earnings on bank-owned life insurance and annuities	112	134	317	345
Trust fees	83	85	257	305
Commissions from sales of non-deposit products	73	128	292	288
Income from unconsolidated subsidiary	42	62	146	180
Fees derived from loan activity	14	51	126	146
Gain on sales of loans	84	215	265	420
(Loss) gain on calls of securities	(1)	-	-	2
Gain from life insurance proceeds	-	-	-	53
Other non-interest income	64	53	181	183
Total non-interest income	1,023	1,253	3,155	3,490
Non-interest expense:
Employee compensation expense	1,358	1,314	3,968	3,881
Employee benefits	399	500	1,245	1,513
Occupancy	234	231	719	689
Equipment	116	125	350	384
Data processing expense	367	364	1,082	1,074
Director compensation	56	58	169	177
Professional fees	95	105	281	286
Taxes, other than income	120	115	362	346
FDIC Insurance premiums	75	82	247	242
(Gain) loss on sales of other real estate owned	(3)	4	(37)	3
Amortization of intangibles	12	12	34	34
Amortization of investment in low-income housing partnership	145	-	290	-
Other non-interest expense	375	363	1,004	1,109
Total non-interest expense	3,349	3,273	9,714	9,738
Income before income taxes	1,079	1,486	3,493	3,501
Provision for income taxes	60	354	459	736
Net income	$1,019	$1,132	$3,034	$2,765
Earnings per share
Basic	$0.24	$0.27	$0.72	$0.65
Diluted	$0.24	$0.27	$0.72	$0.65
Cash dividends declared per share	$0.22	$0.22	$0.66	$0.66
Weighted average basic shares outstanding	4,208,567	4,235,207	4,215,009	4,231,718
Weighted average diluted shares outstanding	4,208,972	4,236,542	4,216,000	4,234,008

See Notes to Consolidated Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
	Before		Net of	Before		Net of
	Tax	Tax	Tax	Tax	Tax	Tax
	Amount	Effect	Amount	Amount	Effect	Amount
Net income	$1,079	$(60)	$1,019	$1,486	$(354)	$1,132
Other comprehensive income:
Unrealized (losses) gains on available for sale securities:
Unrealized holding gains arising during the period	249	(86)	163	134	(45)	89
Unrealized holding losses from unconsolidated subsidiary	-	-	-	(1)	-	(1)
Less reclassification adjustment for losses included in net income (1) (3)	1	-	1	-	-	-
Amortization of pension net actuarial cost (2) (3)	51	(17)	34	74	(25)	49
Other comprehensive income	301	(103)	198	207	(70)	137
Total comprehensive income	$1,380	$(163)	$1,217	$1,693	$(424)	$1,269

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
	Before		Net of	Before		Net of
	Tax	Tax	Tax	Tax	Tax	Tax
	Amount	Effect	Amount	Amount	Effect	Amount
Net income	$3,493	$(459)	$3,034	$3,501	$(736)	$2,765
Other comprehensive (loss) income:
Unrealized (losses) gains on available for sale securities:
Unrealized holding gains (losses) arising during the period	(2,004)	681	(1,323)	273	(92)	181
Unrealized holding losses from unconsolidated subsidiary	(16)	-	(16)	(2)	-	(2)
Less reclassification adjustment for gains included in net income (1) (3)	-	-	-	(2)	1	(1)
Amortization of pension net actuarial cost (2) (3)	153	(52)	101	222	(75)	147
Other comprehensive (loss) income	(1,867)	629	(1,238)	491	(166)	325
Total comprehensive income	$1,626	$170	$1,796	$3,992	$(902)	$3,090

See Notes to Consolidated Financial Statements

(1)	Amounts are included in (loss) gain on calls of securities on the Consolidated Statements of Income as a separate element within total non-interest income.
(2)	Amounts are included in the computation of net periodic benefit cost and are included in employee benefits expense on the Consolidated Statements of Income as a separate element within total non-interest expense.
(3)	Income tax amounts are included in the provision for income taxes on the Consolidated Statements of Income.

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Stockholders' Equity

(Unaudited, in thousands, except share data)

Nine Months Ended September 30, 2013

	Number				Accumulated
	of				Other		Total
	Shares	Common		Retained	Comprehensive	Treasury	Stockholders'
	Outstanding	Stock	Surplus	Earnings	Loss	Stock	Equity
Balance at January 1, 2013	4,218,361	$4,746	$18,346	$38,824	$(1,419)	$(10,200)	$50,297
Net income				3,034			3,034
Other comprehensive loss					(1,238)		(1,238)
Cash dividends at $0.66 per share				(2,784)			(2,784)
Stock-based compensation			23				23
Purchase of treasury stock	(24,618)					(440)	(440)
Treasury stock issued for stock option and stock purchase plans	2,823		(6)			54	48
Balance at September 30, 2013	4,196,566	$4,746	$18,363	$39,074	$(2,657)	$(10,586)	$48,940

Nine Months Ended September 30, 2012

	Number				Accumulated
	of				Other		Total
	Shares	Common		Retained	Comprehensive	Treasury	Stockholders'
	Outstanding	Stock	Surplus	Earnings	Loss	Stock	Equity
Balance at January 1, 2012	4,228,218	$4,746	$18,363	$38,900	$(2,256)	$(10,033)	$49,720
Net income				2,765			2,765
Other comprehensive income					325		325
Cash dividends at $0.66 per share				(2,793)			(2,793)
Stock-based compensation			17				17
Purchase of treasury stock	(4,664)					(85)	(85)
Treasury stock issued for stock option and stock purchase plans	9,936		(40)			193	153
Balance at September 30, 2012	4,233,490	$4,746	$18,340	$38,872	$(1,931)	$(9,925)	$50,102

See Notes to Consolidated Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2013	2012
Operating activities:
Net income	$3,034	$2,765
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	266	1,237
Depreciation and amortization	376	396
Net amortization of securities premiums	335	298
Net amortization of loan origination costs	25	13
Deferred net loan origination fees (costs)	5	(53)
Amortization of core deposit intangible	34	34
Amortization of investment in low income housing partnership	290	-
Net realized gains on calls of securities	-	(2)
Net (gains) losses on sales of other real estate owned	(37)	3
Earnings on bank owned life insurance and annuities	(317)	(345)
Deferred income tax expense (benefit)	312	(138)
Equity in earnings of unconsolidated subsidiary, net of dividends of $36 and $35	(110)	(145)
Stock-based compensation expense	23	17
Mortgage loans originated for sale	(6,911)	(7,845)
Proceeds from loans sold to others	7,129	8,193
Net gains on sales of loans	(265)	(420)
Increase in accrued interest receivable and other assets	(140)	(1,163)
Decrease in accrued interest payable and other liabilities	(481)	(137)
Net cash provided by operating activities	3,568	2,708
Investing activities:
Purchases of:
Securities available for sale	(39,001)	(71,427)
Premises and equipment	(73)	(127)
Bank owned life insurance and annuities	(64)	(65)
Proceeds from:
Maturities of and principal repayments on securities available for sale	30,847	57,948
(Purchase) redemption of FHLB stock	(339)	313
Bank owned life insurance and annuities	6	11
Life insurance claim	-	147
Sale of other real estate owned	444	504
Sale of other assets	18	2
Investment in low income housing partnership	(477)	(1,910)
Net decrease in interest bearing time deposits with banks	598	249
Net (increase) decrease in loans	(6,834)	9,633
Net cash used in investing activities	(14,875)	(4,722)
Financing activities:
Net change in deposits	(3,009)	6,644
Net change in securities sold under agreements to repurchase and short-term borrowings	12,907	768
Cash dividends	(2,784)	(2,793)
Purchase of treasury stock	(440)	(85)
Treasury stock issued for employee stock plans	48	153
Net cash provided by financing activities	6,722	4,687
Net (decrease) increase in cash and cash equivalents	(4,585)	2,673
Cash and cash equivalents at beginning of year	14,397	14,174
Cash and cash equivalents at end of period	$9,812	$16,847
Supplemental information:
Interest paid	$2,273	$2,767
Income taxes paid	695	825
Supplemental schedule of noncash investing and financing activities:
Transfer of loans to other real estate owned	$424	$993
Transfer of loans to other assets	18	-

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (U.S. GAAP) for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2013, are not necessarily indicative of the results for the year ending December 31, 2013. For further information, refer to the consolidated financial statements and notes thereto included in Juniata Valley Financial Corp.’s Annual Report on Form 10-K for the year ended December 31, 2012.

The Company has evaluated events and transactions occurring subsequent to the consolidated statement of financial condition date of September 30, 2013 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

2. Recent Accounting Standards Updates (ASU)

There were no new accounting pronouncements affecting the Company during the nine months ended September 30, 2013 that were not already adopted by the Company in previous periods.

3. Accumulated other Comprehensive loss

Components of accumulated other comprehensive loss, net of tax consisted of the following (in thousands):

	9/30/2013	12/31/2012
Unrealized (losses) gains on available for sale securities	$(539)	$800
Unrecognized expense for defined benefit pension	(2,118)	(2,219)
Accumulated other comprehensive loss	$(2,657)	$(1,419)

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

(Amounts, except shares and earnings per share, in thousands)
	Three Months	Three Months
	Ended	Ended
	September 30, 2013	September 30, 2012

Net income	$1,019	$1,132
Weighted-average common shares outstanding	4,208	4,235
Basic earnings per share	$0.24	$0.27

Weighted-average common shares outstanding	4,208	4,235
Common stock equivalents due to effect of stock options	1	1
Total weighted-average common shares and equivalents	4,209	4,236
Diluted earnings per share	$0.24	$0.27

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2013	September 30, 2012

Net income	$3,034	$2,765
Weighted-average common shares outstanding	4,215	4,232
Basic earnings per share	$0.72	$0.65

Weighted-average common shares outstanding	4,215	4,232
Common stock equivalents due to effect of stock options	1	2
Total weighted-average common shares and equivalents	4,216	4,234
Diluted earnings per share	$0.72	$0.65

5.	Securities

The Company’s investment portfolio includes primarily bonds issued by U.S. Government sponsored agencies (approximately 63%) and municipalities (approximately 35%) as of September 30, 2013. Most of the municipal bonds are general obligation bonds with maturities or pre-refunding dates within 5 years. The remaining 2% of the portfolio includes mortgage-backed securities issued by Government-sponsored agencies and backed by residential mortgages and a group of equity investments in other financial institutions.

The amortized cost and fair value of securities as of September 30, 2013 and December 31, 2012, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because the securities may be called or prepaid with or without prepayment penalties.

	September 30, 2013
Securities Available for Sale			Gross	Gross
	Amortized	Fair	Unrealized	Unrealized
Type and maturity	Cost	Value	Gains	Losses
Obligations of Government agencies and corporations
Within one year	$6,654	$6,674	$20	$-
After one year but within five years	41,055	41,068	245	(232)
After five years but within ten years	33,646	32,529	2	(1,119)
	81,355	80,271	267	(1,351)
Obligations of state and political subdivisions
Within one year	7,671	7,691	21	(1)
After one year but within five years	29,712	29,775	164	(101)
After five years but within ten years	6,891	6,876	80	(95)
After ten years	352	340	-	(12)
	44,626	44,682	265	(209)

Mortgage-backed securities	2,006	2,003	5	(8)
Equity securities	985	1,197	278	(66)
Total	$128,972	$128,153	$815	$(1,634)

	December 31, 2012
Securities Available for Sale			Gross	Gross
	Amortized	Fair	Unrealized	Unrealized
Type and maturity	Cost	Value	Gains	Losses
Obligations of Government agencies and corporations
Within one year	$7,908	$7,996	$88	$-
After one year but within five years	42,253	42,796	543	-
After five years but within ten years	22,004	22,025	53	(32)
	72,165	72,817	684	(32)
Obligations of state and political subdivisions
Within one year	10,448	10,505	57	-
After one year but within five years	29,595	29,809	246	(32)
After five years but within ten years	4,727	4,936	215	(6)
After ten years	731	726	-	(5)
	45,501	45,976	518	(43)

Mortgage-backed securities	2,502	2,526	24	-
Equity securities	985	1,019	145	(111)
Total	$121,153	$122,338	$1,371	$(186)

Certain obligations of the U.S. Government and state and political subdivisions are pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law. The carrying value of the pledged assets was $33,957,000 and $30,785,000 at September 30, 2013 and December 31, 2012, respectively.

In addition to cash received from the scheduled maturities of securities, some investment securities available for sale are sold or called at current market values during the course of normal operations.

Following is a summary of proceeds received from sales or calls of investment securities transactions and the resulting realized gains and losses (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Gross proceeds from sales of securities	$-	$-	$-	$-
Securities available for sale:
Gross realized gains from called securities	$-	$-	$-	$2
Gross realized losses from called securities	(1)	-	-	-

Accounting Standards Codification (ASC) Topic 320, Investments – Debt and Equity Securities, clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are taken before an assessment is made as to whether the entity will recover the cost basis of the investment. For equity securities, consideration is given to management’s intention and ability to hold the securities until recovery of unrealized losses in assessing potential other-than-temporary impairment. More specifically, factors considered to determine other-than-temporary impairment status for individual equity holdings include the length of time the stock has remained in an unrealized loss position, the percentage of unrealized loss compared to the carrying cost of the stock, dividend reduction or suspension, market analyst reviews and expectations, and other pertinent factors that would affect expectations for recovery or further decline.

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

The following table shows gross unrealized losses and fair value, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2013 and December 31, 2012 (in thousands):

	Unrealized Losses at September 30, 2013
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. Government agencies and corporations	$49,793	$(1,351)	$-	$-	$49,793	$(1,351)
Obligations of state and political subdivisions	17,658	(196)	1,632	(13)	19,290	(209)
Mortgage-backed securities	1,067	(8)	-	-	1,067	(8)
Debt securities	68,518	(1,555)	1,632	(13)	70,150	(1,568)

Equity securities	-	-	222	(66)	222	(66)

Total temporarily impaired securities	$68,518	$(1,555)	$1,854	$(79)	$70,372	$(1,634)

	Unrealized Losses at December 31, 2012
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. Government agencies and corporations	$11,471	$(32)	$-	$-	$11,471	$(32)
Obligations of state and political subdivisions	13,040	(43)	-	-	13,040	(43)
Debt securities	24,511	(75)	-	-	24,511	(75)

Equity securities	249	(13)	251	(98)	500	(111)

Total temporarily impaired securities	$24,760	$(88)	$251	$(98)	$25,011	$(186)

There are 92 debt securities that were in an unrealized loss position on September 30, 2013, and three that had an unrealized loss for more than 12 months. These securities depreciated 2.2% from their amortized cost basis. The unrealized losses noted above are considered to be temporary impairments. The decline in the values of the debt securities is due only to interest rate fluctuations, rather than erosion of issuer credit quality. As a result, the payment of contractual cash flows, including principal repayment, is not considered to be at risk. As the Company does not intend to sell the securities, does not believe it will be required to sell the securities before recovery and expects to recover the entire amortized cost basis, none of the debt securities are deemed to be other-than-temporarily impaired.

Equity securities owned by the Company consist of common stock of various financial services providers (“Bank Stocks”) and are evaluated quarterly for evidence of other-than-temporary impairment. There were eight equity securities that were in an unrealized loss position on September 30, 2013, and have carried unrealized losses for 12 months or more. Individually, none of these eight equity securities have significant unrealized losses and each has increased in value during the first nine months of 2013. Management has identified no other-than-temporary impairment as of September 30, 2013 in the equity portfolio. Management continues to track the performance of each stock owned to determine if it is prudent to recognize any further other-than-temporary impairment charges. The Company has the ability and intent to hold its equity securities until recovery of unrealized losses.

6. Loans and Related Allowance for Credit Losses

Loans that the Company has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at the outstanding unpaid principal balances, net of any deferred fees or costs and the allowance for loan losses. Interest income on all loans, other than nonaccrual loans, is accrued over the term of the loans based on the amount of principal outstanding. Unearned income is amortized to income over the life of the loans, using the interest method.

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

The allowance for loan losses is maintained at a level considered adequate to offset probable losses on the Company’s existing loans. The analysis of the allowance for loan losses relies heavily on changes in observable trends that may indicate potential credit weaknesses. Management’s periodic evaluation of the adequacy of the allowance is based on the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available.

In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination, which may not be currently available to management. Based on management’s comprehensive analysis of the loan portfolio, management believes the level of the allowance for loan losses as of September 30, 2013 was adequate.

There are two components of the allowance: a specific component for loans that are deemed to be impaired; and a general component for contingencies.

A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loans and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis by the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.

The estimated fair values of substantially all of the Company’s impaired loans are measured based on the estimated fair value of the loan’s collateral. For commercial loans secured with real estate, estimated fair values are determined primarily through third-party appraisals. When a real estate secured loan becomes impaired, a decision is made regarding whether an updated certified appraisal of the real estate is necessary. This decision is based on various considerations, including the age of the most recent appraisal, the loan-to-value ratio based on the current appraisal and the condition of the property. Appraised values may be discounted to arrive at the estimated selling price of the collateral, which is considered to be the estimated fair value. The discounts also include the estimated costs to sell the property. For commercial loans secured by non-real estate collateral, estimated fair values are determined based on the borrower’s financial statements, inventory reports, aging accounts receivable, equipment appraisals or invoices. Indications of value from these sources are generally discounted based on the age of the financial information or the quality of the assets. For such loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The Company generally does not separately identify individual consumer segment loans for impairment disclosures, unless such loans are subject to a restructuring agreement.

Loans whose terms are modified are classified as troubled debt restructurings if the Company grants borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring generally involve a below-market interest rate based on the loan’s risk characteristics or an extension of a loan’s stated maturity date. Nonaccrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for a sustained period of time after modification. Loans classified as troubled debt restructurings are designated as impaired.

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

Commercial, Financial and Agricultural Lending

The Company originates commercial, financial and agricultural loans primarily to businesses located in its primary market area and surrounding areas. These loans are used for various business purposes, which include short-term loans and lines of credit to finance machinery and equipment purchases, inventory and accounts receivable. Generally, the maximum term for loans extended on machinery and equipment is shorter and does not exceed the projected useful life of such machinery and equipment. Most business lines of credit are written with a five year maturity, subject to an annual credit review.

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

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of September 30, 2013 and December 31, 2012 (in thousands):

As of September 30, 2013	Pass	Special Mention	Substandard	Doubtful	Total

Commercial, financial and agricultural	$18,695	$5,662	$287	$-	$24,644
Real estate - commercial	60,194	10,193	6,671	224	77,282
Real estate - construction	15,408	1,572	1,364	1,953	20,297
Real estate - mortgage	133,841	3,403	4,305	1,669	143,218
Obligations of states and political subdivisions	12,724	29	-	-	12,753
Personal	4,578	-	10	-	4,588
Total	$245,440	$20,859	$12,637	$3,846	$282,782

As of December 31, 2012	Pass	Special Mention	Substandard	Doubtful	Total

Commercial, financial and agricultural	$17,570	$904	$822	$-	$19,296
Real estate - commercial	55,198	8,939	5,010	40	69,187
Real estate - construction	14,001	1,022	867	2,202	18,092
Real estate - mortgage	144,179	3,864	2,350	2,729	153,122
Obligations of states and political subdivisions	12,769	-	-	-	12,769
Personal	5,024	10	-	-	5,034
Total	$248,741	$14,739	$9,049	$4,971	$277,500

The Company has certain loans in its portfolio that are considered to be impaired. It is the policy of the Company to recognize income on impaired loans that have been transferred to nonaccrual status on a cash basis, only to the extent that it exceeds principal balance recovery. Until an impaired loan is placed on nonaccrual status, income is recognized on the accrual basis. Collateral analysis is performed on each impaired loan at least quarterly and results are used to determine if a specific reserve is necessary to adjust the carrying value of each individual loan down to the estimated fair value. Generally, specific reserves are carried against impaired loans based upon estimated collateral value until a confirming loss event occurs or until termination of the credit is scheduled through liquidation of the collateral or foreclosure. Charge off will occur when a confirmed loss is identified. Professional appraisals of collateral, discounted for expected selling costs, appraisal age, economic conditions and other known factors are used to determine the charge-off amount. The following tables summarize information regarding impaired loans by portfolio class as of September 30, 2013 and December 31, 2012 (in thousands):

	As of September 30, 2013			As of December 31, 2012
Impaired loans	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance

With no related allowance recorded:
Commercial, financial and agricultural	$120	120	$-	$160	$160	$-
Real estate - commercial	2,677	2,801	-	2,672	2,672	-
Real estate - construction	168	231	-	2,004	2,197	-
Real estate - mortgage	3,802	5,069	-	487	523	-

With an allowance recorded:
Real estate - construction	$1,952	$2,103	$233	$198	$198	$91
Real estate - mortgage	541	577	139	2,141	2,141	1,036

Total:
Commercial, financial and agricultural	$120	$120	$-	$160	$160	$-
Real estate - commercial	2,677	2,801	-	2,672	2,672	-
Real estate - construction	2,120	2,334	233	2,202	2,395	91
Real estate - mortgage	4,343	5,646	139	2,628	2,664	1,036
	$9,260	$10,901	$372	$7,662	$7,891	$1,127

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
Impaired loans	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income

With no related allowance recorded:
Commercial, financial and agricultural	$131	$2	$-	$189	$4	$-
Real estate - commercial	2,644	21	8	2,730	10	3
Real estate - construction	169	-	3	1,297	-	-
Real estate - mortgage	3,681	27	9	452	-	-

With an allowance recorded:
Real estate - commercial	$124	$-	$-	$-	$-	$-
Real estate - construction	2,073	-	-	1,108	-	11
Real estate - mortgage	456	-	4	2,686	-	-

Total:
Commercial, financial and agricultural	$131	$2	$-	$189	$4	$-
Real estate - commercial	2,768	21	8	2,730	10	3
Real estate - construction	2,242	-	3	2,405	-	11
Real estate - mortgage	4,137	27	13	3,138	-	-
	$9,278	$50	$24	$8,462	$14	$14

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
Impaired loans	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income

With no related allowance recorded:
Commercial, financial and agricultural	$140	$7	$-	$210	$11	$-
Real estate - commercial	2,675	63	16	2,513	91	3
Real estate - construction	1,086	-	5	1,009	-	-
Real estate - mortgage	2,145	38	21	1,308	-	-

With an allowance recorded:
Real estate - construction	$1,075	$-	$-	$1,126	$-	$11
Real estate - mortgage	1,341	-	7	2,592	-	-

Total:
Commercial, financial and agricultural	$140	$7	$-	$210	$11	$-
Real estate - commercial	2,675	63	16	2,513	91	3
Real estate - construction	2,161	-	5	2,135	-	11
Real estate - mortgage	3,486	38	28	3,900	-	-
	$8,462	$108	$49	$8,758	$102	$14

The following table presents nonaccrual loans by classes of the loan portfolio as of September 30, 2013 and December 31, 2012 (in thousands):

Nonaccrual loans:	September 30, 2013	December 31, 2012
Commercial, financial and agricultural	$12	$20
Real estate - commercial	1,523	1,835
Real estate - construction	2,121	2,376
Real estate - mortgage	3,397	4,615
Total	$7,053	$8,846

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of September 30, 2013 and December 31, 2012 (in thousands):

As of September 30, 2013	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans Past Due greater than 90 Days and Accruing

Commercial, financial and agricultural	$10	$22	$165	$197	$24,447	$24,644	$153
Real estate - commercial	-	610	1,137	1,747	75,535	77,282	61
Real estate - construction	661	170	1,919	2,750	17,547	20,297	-
Real estate - mortgage	834	1,478	3,201	5,513	137,705	143,218	569
Obligations of states and political subdivisions	-	-	-	-	12,753	12,753	-
Personal	55	4	2	61	4,527	4,588	2
Total	$1,560	$2,284	$6,424	$10,268	$272,514	$282,782	$785

As of December 31, 2012	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans Past Due greater than 90 Days and Accruing

Commercial, financial and agricultural	$30	$-	$191	$221	$19,075	$19,296	$171
Real estate - commercial	295	819	1,928	3,042	66,145	69,187	93
Real estate - construction	9	136	2,335	2,480	15,612	18,092	156
Real estate - mortgage	1,359	3,131	4,428	8,918	144,204	153,122	320
Obligations of states and political subdivisions	-	-	-	-	12,769	12,769	-
Personal	29	25	2	56	4,978	5,034	2
Total	$1,722	$4,111	$8,884	$14,717	$262,783	$277,500	$742

The following table summarizes information regarding troubled debt restructurings by loan portfolio class at September 30, 2013, in thousands of dollars. There were no loans identified as troubled debt restructurings during 2012.

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment
As of September 30, 2013
Accruing troubled debt restructurings:
Real estate - commercial	1	$64	$61	$61
Real estate - mortgage	5	558	569	569
	6	$622	$630	$630

The Company’s troubled debt restructurings are also impaired loans, which may result in a specific allocation and subsequent charge-off if appropriate. As of September 30, 2013, there were no specific reserves or charge-offs relating to the troubled debt restructurings. The amended terms of the restructured loans vary, whereby interest rates have been reduced, principal payments have been reduced or deferred for a period of time and/or maturity dates have been extended. One restructured loan was delinquent in excess of 90 days with respect to the terms of the restructuring as of September 30, 2013. This loan has a balance of $61,000 and is in the process of foreclosure.

The following table summarizes loans whose terms have been modified resulting in troubled debt restructurings during the three and nine months ended September 30, 2013, in thousands of dollars:

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment
Three months ended September 30, 2013
Accruing troubled debt restructurings:
Real estate - mortgage	1	$46	$50	$50
	1	$46	$50	$50

Nine months ended September 30, 2013
Accruing troubled debt restructurings:
Real estate - commercial	1	$64	$61	$61
Real estate - mortgage	5	558	569	569
	6	$622	$630	$630

There were no loans modified resulting in troubled debt restructurings during the three and nine months ended September 30, 2012. There have been no defaults of troubled debt restructuring that took place during the three and nine months ended September 30, 2013 and 2012 within 12 months of restructure.

The following tables summarize the activity in the allowance for loan losses and recorded investments in loans receivable (in thousands):

As of, and for the periods ended September 30, 2013

Allowance for loan losses:	Commercial, financial and agricultural	Real estate - commercial	Real estate - construction	Real estate - mortgage	Obligations of states and political subdivisions	Personal	Total
Beginning Balance, July 1, 2013	$200	$554	$258	$1,317	$-	$46	$2,375
Charge-offs	-	-	-	(21)	-	(3)	(24)
Recoveries	14	-	-	-	-	2	16
Provisions	28	(39)	87	24	-	-	100
Ending balance, September 30, 2013	$242	$515	$345	$1,320	$-	$45	$2,467

Beginning Balance, January 1, 2013	$179	$463	$202	$2,387	$-	$50	$3,281
Charge-offs	(4)	-	-	(1,080)	-	(16)	(1,100)
Recoveries	14	-	-	-	-	6	20
Provisions	53	52	143	13	-	5	266
Ending balance, September 30, 2013	$242	$515	$345	$1,320	$-	$45	$2,467

	Commercial, financial and agricultural	Real estate - commercial	Real estate - construction	Real estate - mortgage	Obligations of states and political subdivisions	Personal	Total
Allowance for loan losses:
Ending balance	$242	$515	$345	$1,320	$-	$45	$2,467
evaluated for impairment
individually	$-	$-	$233	$139	$-	$-	$372
collectively	$242	$515	$112	$1,181	$-	$45	$2,095

Loans:
Ending balance	$24,644	$77,282	$20,297	$143,218	$12,753	$4,588	$282,782
evaluated for impairment
individually	$120	$2,677	$2,120	$4,343	$-	$-	$9,260
collectively	$24,524	$74,605	$18,177	$138,875	$12,753	$4,588	$273,522

As of, and for the periods ended September 30, 2012

Allowance for loan losses:	Commercial, financial and agricultural	Real estate - commercial	Real estate - construction	Real estate - mortgage	Obligations of states and political subdivisions	Personal	Total
Beginning Balance, July 1, 2012	$203	$432	$364	$2,873	$-	$61	$3,933
Charge-offs	(5)	-	-	(569)	-	-	(574)
Recoveries	1	-	-	-	-	-	1
Provisions	(7)	6	(1)	67	-	(5)	60
Ending balance,September 30, 2012	$192	$438	$363	$2,371	$-	$56	$3,420

Beginning Balance, January 1, 2012	$195	$455	$442	$1,771	$-	$68	$2,931
Charge-offs	(9)	-	-	(745)	-	(1)	(755)
Recoveries	6	-	-	-	-	1	7
Provisions	-	(17)	(79)	1,345	-	(12)	1,237
Ending balance,September 30, 2012	$192	$438	$363	$2,371	$-	$56	$3,420

	Commercial, financial and agricultural	Real estate - commercial	Real estate - construction	Real estate - mortgage	Obligations of states and political subdivisions	Personal	Total
Allowance for loan losses:
Ending balance	$192	$438	$363	$2,371	$-	$56	$3,420
evaluated for impairment
individually	$-	$-	$284	$1,072	$-	$-	$1,356
collectively	$192	$438	$79	$1,299	$-	$56	$2,064

Loans:
Ending balance	$19,223	$66,259	$14,751	$158,336	$14,303	$5,475	$278,347
evaluated for impairment
individually	$181	$2,713	$2,399	$2,681	$-	$-	$7,974
collectively	19,042	$63,546	$12,352	$155,655	$14,303	$5,475	$270,373

As of December 31, 2012

As of December 31, 2012	Commercial, financial and agricultural	Real estate - commercial	Real estate - construction	Real estate - mortgage	Obligations of states and political subdivisions	Personal	Total
Allowance for loan losses:
Ending balance	$179	$463	$202	$2,387	$-	$50	$3,281
evaluated for impairment
individually	$-	$-	$91	$1,036	$-	$-	$1,127
collectively	$179	$463	$111	$1,351	$-	$50	$2,154

Loans:
Ending balance	$19,296	$69,187	$18,092	$153,122	$12,769	$5,034	$277,500
evaluated for impairment
individually	$160	$2,672	$2,202	$2,628	$-	$-	$7,662
collectively	$19,136	$66,515	$15,890	$150,494	$12,769	$5,034	$269,838

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

Included in the purchase price of the branch was goodwill and core deposit intangible of $2,046,000 and $449,000, respectively. The core deposit intangible is being amortized over a ten-year period on a straight line basis. Amortization expense was $12,000 in each of the third quarters of 2013 and 2012. During the first nine months of both 2013 and 2012, amortization expense was $34,000. Accumulated amortization of core deposit intangible through September 30, 2013 was $319,000. The goodwill is not amortized, but is measured annually for impairment or more frequently if certain events occur which might indicate goodwill has been impaired. There was no impairment of goodwill during either of the nine month periods ended September 30, 2013 or 2012.

8. Investment in Unconsolidated Subsidiary

The Company owns 39.16% of the outstanding common stock of Liverpool Community Bank (LCB), Liverpool, PA. This investment is accounted for under the equity method of accounting. The investment is being carried at $4,094,000 as of September 30, 2013. The Company increases its investment in LCB for its share of earnings and decreases its investment by any dividends received from LCB. The investment is evaluated quarterly for impairment. A loss in value of the investment which is determined to be other than a temporary decline would be recognized as a loss in the period in which such determination is made. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of LCB to sustain an earnings capacity which would justify the current carrying value of the investment.

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

Other Real Estate Owned. Certain assets included in other real estate owned are carried at fair value as a result of impairment and accordingly, are presented as measured on a non-recurring basis. Values are estimated using Level 3 inputs, based on appraisals that consider the sales prices of property in the proximate vicinity.

Mortgage Servicing Rights. The fair value of servicing assets is based on the present value of estimated future cash flows on pools of mortgages stratified by rate and maturity date and are considered Level 3 inputs.

The following table summarizes financial assets and financial liabilities measured at fair value as of September 30, 2013 and December 31, 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands). There were no transfers of assets between fair value Level 1 and Level 2 during the quarter ended September 30, 2013.

		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	September 30,	for Identical	Observable	Unobservable
	2013	Assets	Inputs	Inputs
Measured at fair value on a recurring basis:
Debt securities available-for-sale:
Obligations of U.S. Government agencies and corporations	$80,271	$-	$80,271	$-
Obligations of state and political subdivisions	44,682	-	44,682	-
Mortgage-backed securities	2,003	-	2,003	-
Equity securities available-for-sale	1,197	1,197	-	-

Measured at fair value on a non-recurring basis:
Impaired loans	3,106	-	-	3,106
Other real estate owned	50	-	-	50
Mortgage servicing rights	146	-	-	146

		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	December 31,	for Identical	Observable	Unobservable
	2012	Assets	Inputs	Inputs
Measured at fair value on a recurring basis:
Debt securities available-for-sale:
Obligations of U.S. Government agencies and corporations	$72,817	$-	$72,817	$-
Obligations of state and political subdivisions	45,976	-	45,976	-
Mortgage-backed securities	2,526	-	2,526	-
Equity securities available-for-sale	1,019	1,019	-	-

Measured at fair value on a non-recurring basis:
Impaired loans	2,056	-	-	2,056
Other real estate owned	50	-	-	50
Mortgage servicing rights	98	-	-	98

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs have been used to determine fair value:

September 30, 2013	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average

Impaired loans	$3,106	Appraisal of collateral (1)	Appraisal and liquidation adjustments (2)	(7)% - (10)%	(9.1)%
Other real estate owned	50	Appraisal of collateral (1)	Appraisal and liquidation adjustments (2)	0%	0%
Mortgage servicing rights	146	Multiple of annual servicing fee	Estimated pre-payment speed, based on rate and term	300% - 400%	326%

December 31, 2012	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average

Impaired loans	2,056	Appraisal of collateral (1)	Appraisal and liquidation adjustments (2)	(7)% - (10)%	(8.1)%
Other real estate owned	$50	Appraisal of collateral (1)	Appraisal and liquidation adjustments (2)	0%	0%
Mortgage servicing rights	98	Multiple of annual servicing fee	Estimated pre-payment speed, based on rate and term	300% - 400%	326%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral that generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

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

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

Financial Instruments

(in thousands)

	September 30, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
Financial assets:	Value	Value	Value	Value
Cash and due from banks	$9,789	$9,789	$14,261	$14,261
Interest bearing deposits with banks	23	23	136	136
Interest bearing time deposits with banks	249	250	847	849
Securities	128,153	128,153	122,338	122,338
Restricted investment in FHLB stock	2,065	2,065	1,726	1,726
Loans, net of allowance for loan losses	280,315	287,970	274,219	286,467
Mortgage servicing rights	146	146	98	98
Accrued interest receivable	1,545	1,545	1,632	1,632

Financial liabilities:
Non-interest bearing deposits	73,299	73,299	71,318	71,318
Interest bearing deposits	310,443	314,146	315,433	319,946
Securities sold under agreements to repurchase	4,480	4,480	3,836	3,836
Short-term borrowings	13,863	13,863	1,600	1,600
Other interest bearing liabilities	1,335	1,336	1,305	1,315
Accrued interest payable	304	304	354	354

Off-balance sheet financial instruments:
Commitments to extend credit	-	-	-	-
Letters of credit	-	-	-	-

The following presents the carrying amount, fair value and placement in the fair value hierarchy of the Company’s financial instruments not previously disclosed as of September 30, 2013 and December 31, 2012. This table excludes financial instruments for which the carrying amount approximates fair value (in thousands).

			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices in
			Active Markets	Significant	Significant
			for Identical	Other	Other
September 30, 2013	Carrying Amount	Fair Value	Assets or Liabilities	Observable Inputs	Unobservable Inputs
Financial instruments - Assets
Interest bearing time deposits with banks	$249	$250	$-	$250	$-
Loans, net of allowance for loan losses	280,315	287,970	-	-	287,970
Financial instruments - Liabilities
Interest bearing deposits	310,443	314,146	-	314,146	-
Other interest bearing liabilities	1,335	1,336	-	1,336	-

			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices in
			Active Markets	Significant	Significant
			for Identical	Other	Other
December 31, 2012	Carrying Amount	Fair Value	Assets or Liabilities	Observable Inputs	Unobservable Inputs
Financial instruments - Assets
Interest bearing time deposits with banks	$847	$849	$-	$849	$-
Loans, net of allowance for loan losses	274,219	286,467	-	-	286,467
Financial instruments - Liabilities
Interest bearing deposits	315,433	319,946	-	319,946	-
Other interest bearing liabilities	1,305	1,315	-	1,315	-

10. Defined Benefit Retirement Plan

The Company sponsors a defined benefit retirement Plan (the “Plan”) which covers substantially all of its employees employed prior to December 31, 2007. As of January 1, 2008, the Plan was amended to close the Plan to new entrants. All active participants as of December 31, 2007 became 100% vested in their accrued benefit and, as long as they remained eligible, continued to accrue benefits until December 31, 2012. The benefits are based on years of service and the employee’s compensation. Effective December 31, 2012, the Plan was amended (frozen) to cease future service accruals after that date. The Company’s funding policy is to contribute annually no more than the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide for benefits attributed to service through December 31, 2012. The Company has made no contributions in the first nine months of 2013 and does not expect to contribute to the Plan in the remainder of 2013. Pension expense included the following components for the three and nine month periods ended September 30, 2013 and 2012:

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Components of net periodic pension cost
Service cost	$-	$55	$-	$166
Interest cost	98	113	296	338
Expected return on plan assets	(140)	(148)	(420)	(443)
Recognized net actuarial loss	51	74	153	222
Net periodic pension cost	9	94	29	283

Amortization of net actuarial loss	(51)	(74)	(153)	(222)
Total recognized in other comprehensive income	$(51)	$(74)	$(153)	$(222)

Total recognized in net periodic pension cost and other comprehensive (income) loss	$(42)	$20	$(124)	$61

11. Commitments, Contingent Liabilities and Guarantees

In the ordinary course of business, the Company makes commitments to extend credit to its customers through letters of credit, loan commitments and lines of credit. At September 30, 2013, the Company had $36,981000 outstanding in loan commitments and other unused lines of credit extended to its customers as compared to $43,164,000 at December 31, 2012.

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its letters of credit. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, letters of credit have expiration dates within one year of issuance. The credit risk involved in issuing letters of credit is essentially the same as the risks that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. The Company had outstanding $1,258,000 and $1,293,000 of letters of credit commitments as of September 30, 2013 and December 31, 2012, respectively. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of September 30, 2013 for payments under letters of credit issued was not material. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk.

Additionally, the Company has committed to fund and sell qualifying residential mortgage loans to the Federal Home Loan Bank of Pittsburgh in the total amount of $25,000,000. As of September 30, 2013, $6,900,000 remains to be delivered on that commitment, of which $472,000 has been committed to borrowers.

12. Subsequent Events

In October 2013, the Board of Directors declared a dividend of $0.22 per share for the fourth quarter of 2013 to shareholders of record on November 15, payable on December 2, 2013.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements:

This discussion may contain “forward looking” information as defined by the Private Securities Litigation Reform Act of 1995. When words such as “believes”, “expects”, “anticipates” or similar expressions are used in this discussion, Juniata Valley is making forward-looking statements. Such information is based on Juniata Valley’s current expectations, estimates and projections about future events and financial trends affecting the financial condition of its business. These statements are not historical facts or guarantees of future performance, events or results. Such statements involve potential risks and uncertainties and, accordingly, actual results may differ materially from this “forward looking” information. Many factors could affect future financial results. Juniata Valley undertakes no obligation to publicly update or revise forward looking information, whether as a result of new or updated information, future events, or otherwise. For a more complete discussion of certain risks and uncertainties affecting the Company, please see the sections entitled “Risk Factors” set forth in the Company’s most recent Annual Report on form 10-K filed with the Securities and Exchange Commission.

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

General:

The following discussion relates to the consolidated financial condition of the Company as of September 30, 2013, as compared to December 31, 2012, and the consolidated results of operations for the three and nine months ended September 30, 2013, compared to the same periods in 2012. This discussion should be read in conjunction with the interim consolidated financial statements and related notes included herein.

Overview:

Juniata Valley Financial Corp. is a Pennsylvania corporation organized in 1983 to the holding company of The Juniata Valley Bank. The Bank is a state-chartered bank headquartered in Mifflintown, Pennsylvania. Juniata Valley Financial Corp. and its subsidiary bank derive substantially all of their income from banking and bank-related services, including interest earned on residential real estate, commercial mortgage, commercial and consumer loans, interest earned on investment securities and fee income from deposit services and other financial services to its customers through 12 locations in central Pennsylvania. Juniata Valley Financial Corp. also owns 39.16% of Liverpool Community Bank (LCB), located in Liverpool, Pennsylvania. The Company accounts for LCB as an unconsolidated subsidiary using the equity method of accounting.

Financial Condition:

Total assets as of September 30, 2013, were $456.8 million, increasing by 1.8% from December 31, 2012. Deposits decreased by $3.0 million, with non-interest bearing deposits increasing by $2.0 million and interest-bearing deposits decreasing by $5.0 million.

The table below shows changes in deposit volumes by type of deposit (in thousands of dollars) between December 31, 2012 and September 30, 2013.

	September 30,	December 31,	Change
	2013	2012	$	%
Deposits:
Demand, non-interest bearing	$73,299	$71,318	$1,981	2.8%
NOW and money market	92,412	90,349	2,063	2.3
Savings	59,818	56,382	3,436	6.1
Time deposits, $100,000 and more	31,668	33,007	(1,339)	(4.1)
Other time deposits	126,545	135,695	(9,150)	(6.7)
Total deposits	$383,742	$386,751	$(3,009)	(0.8)%

Overall, total loans increased by $5.3 million, between December 31, 2012 and September 30, 2013, as shown in the table below (in thousands of dollars). Increases in commercial and business loan activity offset the reduction that continues to occur in the real estate – mortgage category, as individual borrowers have been attracted to fixed rate loans which the Company originates and sells in the secondary market.

	September 30,	December 31,	Change
	2013	2012	$	%
Loans:
Commercial, financial and agricultural	$24,644	$19,296	$5,348	27.7%
Real estate - commercial	77,282	69,187	8,095	11.7
Real estate - construction	20,297	18,092	2,205	12.2
Real estate - mortgage	143,218	153,122	(9,904)	(6.5)
Obligations of states and political subdivisions	12,753	12,769	(16)	(0.1)
Personal	4,588	5,034	(446)	(8.9)
Total loans	$282,782	$277,500	$5,282	1.9%

A summary of the activity in the allowance for loan losses for each of the nine-month periods ended September 30, 2013 and 2012 (in thousands) are presented below.

	Periods Ended September 30,
	2013	2012
Balance of allowance - January 1	$3,281	$2,931
Loans charged off	(1,100)	(755)
Recoveries of loans previously charged off	20	7
Net charge-offs	(1,080)	(748)
Provision for loan losses	266	1,237
Balance of allowance - end of period	$2,467	$3,420

Ratio of net charge-offs during period to average loans outstanding	0.39%	0.26%

During the first nine months of 2013, the Company recorded charge-offs of $1,100,000. Of the 2013 charge-offs, $1,026,000 was due to specific loss confirming events in the first quarter which were the subjects of specific reserves.

As of September 30, 2013, 66 loans, with aggregate outstanding balances of $9,260,000, were individually evaluated for impairment. A collateral analysis was performed on each of these 66 loans in order to establish a portion of the reserve needed to carry impaired loans at fair value. As a result, seven loans were determined to have insufficient collateral, and specific reserves, totaling $372,000, were established for each of the seven impaired loans.

Management believes that the specific reserves carried are adequate to cover potential future losses related to these relationships. There are no other material loans classified as loss, doubtful, substandard, or special mention which management expects to significantly impact future operating results, liquidity or capital resources.

Following is a summary of the Bank’s non-performing loans on September 30, 2013 as compared to December 31, 2012.

(Dollar amounts in thousands)

Non-performing loans	September 30, 2013	December 31, 2012
Non-accrual loans	$7,053	$8,846
Accruing loans past due 90 days or more	724	742
Accruing restructured loans	630	-
Total	$8,407	$9,588

Average loans outstanding	$275,345	$282,282

Ratio of non-performing loans to average loans outstanding	3.05%	3.40%

Stockholders’ equity decreased by $1,357,000, or 2.7%, from December 31, 2012 to September 30, 2013. The market value of securities available for sale decreased significantly as market rates were higher on September 30, 2013 compared to December 31, 2012, resulting in a decrease of $1,339,000, net of taxes. Offsetting this decrease was an adjustment to other comprehensive income of $101,000 to record the amortization of the net actuarial loss of the Company’s defined benefit retirement plan. Net income exceeded the Company’s dividend payout by $250,000.

Subsequent to September 30, 2013, the following event took place:

On October 15, 2013, the Board of Directors declared a cash dividend for the fourth quarter of 2013 of $0.22 per share to shareholders of record on November 15, 2013, payable on December 2, 2013.

Comparison of the Three Months Ended September 30, 2013 and 2012

Operations Overview:

Net income for the third quarter of 2013 was $1,019,000, a decrease of $113,000 when compared to the third quarter of 2012. The decrease was due primarily to lower non-interest income recorded in the third quarter of 2013 as compared to the same period in 2012, as well as a higher provision for loan losses during the 2013 period. Basic and diluted earnings per share were $0.24 in the third quarter of 2013, as compared to the $0.27 reported in the third quarter of 2012. Presented below are selected key ratios for the two periods:

	Three Months Ended
	September 30,
	2013	2012
Return on average assets (annualized)	0.90%	0.99%
Return on average equity (annualized)	8.35%	9.07%
Average equity to average assets	10.76%	10.91%

Non-interest income, excluding securities gains (losses), as a percentage of average assets (annualized)	0.90%	1.09%
Non-interest expense as a percentage of average assets (annualized)	2.95%	2.86%

The discussion that follows further explains changes in the components of net income when comparing the third quarter of 2013 with the third quarter of 2012.

Net Interest Income:

Net interest income was $3,505,000 for the third quarter of 2013, as compared to $3,566,000 in the same quarter in 2012. Average earning assets declined by 1.8%, and the net interest margin, on a fully tax equivalent basis, decreased by 3 basis points.

Interest on loans decreased $187,000, or 4.8%, in the third quarter of 2013 as compared to the same period in 2012. A decrease of 28 basis points in the average weighted yield on loans reduced interest income by approximately $186,000, with the remaining decrease attributable to a lower volume of loans.

Interest earned on investment securities and money market investments decreased $53,000 in the third quarter of 2013 as compared to the third quarter of 2012, with average balances decreasing $8.1 million during the period. The yield on money market investments (interest bearing deposits) increased by 123 basis points in the third quarter of 2013 as compared to the third quarter of 2012, due to a reduction in average balances of interest bearing deposits. The overall pre-tax yield on the investment securities portfolio decreased during the period by 11 basis points.

Average interest-bearing liabilities decreased by $8.3 million, while average non-interest bearing deposits increased by $6.9 million. The decrease in average interest-bearing deposits contributed to a reduction in the cost to fund earning assets, which declined by 16 basis points, to 0.69%, in the third quarter of 2013.

Total average earning assets during the third quarter of 2013 were $411.8 million, compared to $419.6 million during the third quarter of 2012, yielding 4.09% in 2013 versus 4.25% in 2012. Net interest margin on a fully tax-equivalent basis for the third quarter of 2013 was 3.54%. For the same period in 2012, the fully-tax equivalent net interest margin was 3.57%.

AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

(Dollars in thousands)

	Three Months Ended			Three Months Ended
	September 30, 2013			September 30, 2012
	Average		Yield/	Average		Yield/	Increase (Decrease) Due To (6)
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate	Volume	Rate	Total
ASSETS
Interest earning assets:
Taxable loans (5)	$260,973	$3,605	5.51%	$259,277	$3,763	5.80%	$10	$(168)	$(158)
Tax-exempt loans	18,239	138	3.00	19,585	167	3.39	(11)	(18)	(29)
Total loans	279,212	3,743	5.35	278,862	3,930	5.63	(1)	(186)	(187)
Taxable investment securities	93,414	329	1.41	95,380	337	1.41	(4)	(4)	(8)
Tax-exempt investment securities	38,518	149	1.54	39,646	190	1.92	(5)	(36)	(41)
Total investment securities	131,932	478	1.45	135,026	527	1.56	(9)	(40)	(49)
								-	-
Interest bearing deposits	691	3	1.72	5,689	7	0.49	(10)	6	(4)
Total interest earning assets	411,835	4,224	4.09	419,577	4,464	4.25	(20)	(220)	(240)

Other assets (7)	41,913			38,242
Total assets	$453,748			$457,819

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Interest bearing demand deposits (2)	$95,836	42	0.17	$99,986	50	0.20	(3)	(5)	(8)
Savings deposits	61,062	15	0.10	57,498	36	0.25	2	(23)	(21)
Time deposits	160,393	654	1.62	174,033	805	1.84	(60)	(91)	(151)
Short-term borrowings and other interest bearing liabilities	10,934	8	0.29	5,016	7	0.56	-	1	1
Total interest bearing liabilities	328,225	719	0.88	336,533	898	1.06	(61)	(118)	(179)

Non-interest bearing liabilities:
Demand deposits	72,324			65,432
Other	4,356			5,920
Stockholders' equity	48,843			49,934
Total liabilities and stockholders' equity	$453,748			$457,819

Net interest income and net interest rate spread		$3,505	3.21%		$3,566	3.19%	$41	$(102)	$(61)
Net interest margin on interest earning assets (3)			3.40%			3.40%
Net interest income and net interest margin-Tax equivalent basis (4)		$3,652	3.54%		$3,750	3.57%

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

Provision for Loan Losses:

In the third quarter of 2013, the provision for loan losses was $100,000, as compared to a provision of $60,000 in the third quarter of 2012. Management regularly reviews the adequacy of the loan loss reserve and makes assessments as to specific loan impairment, historical charge-off expectations, general economic conditions in the Bank’s market area, specific loan quality and other factors. The increased provision was primarily the result of analysis of the values of collateral securing certain impaired loans. See the earlier discussion in the Financial Condition section, explaining the information used to determine the provision.

Non-interest Income:

Non-interest income in the third quarter of 2013 was $1,023,000, compared to $1,253,000 in the third quarter of 2012, representing a decrease of 18.4%.

The Company began originating mortgages to sell on the secondary market and retain the servicing rights as a strategic objective early in 2012 and has been successful in building a servicing portfolio of approximately $17.7 million as of September 30, 2013. The mortgage servicing right asset is included as a component of other assets and, as of September 30, 2013, was $146,000. Gains on the sale of mortgage loans is made up of origination and servicing fees collected from the buyer, origination points collected from the borrower and an adjustment to the fair value of the mortgage servicing rights asset. In the third quarter of 2013, the total net gain on the sale of mortgage loans was $84,000, a decrease of $131,000, or 60.9%, from the third quarter of 2012, when origination activity was higher, and when the mortgage servicing rights asset was initially recognized. Fees derived from loan activity was likewise lower in the third quarter of 2013 as compared to the same period one year ago, as the number of consumer loans originated for sale declined.

Due to decreased volumes, commissions from sales of non-deposit products in the third quarter of 2013 were $55,000, or 43.0%, lower than in the same quarter of the previous year. Trust fee income was essentially unchanged in the third quarter of 2013 as compared to the third quarter of 2012. Investment management and trust services revenue is impacted by fluctuations in the securities market, as trust revenues are based on the value of the underlying investment portfolios. In a sustained low-rate environment, trust revenues may be adversely affected.

Fees derived from electronic payment activity through the use of debit cards and other customer service fees remained steady in the two periods, as did earnings on bank-owned life insurance and annuities.

As a percentage of average assets, annualized non-interest income, exclusive of net gains on the sale of securities, was 0.90% in the third quarter of 2013 as compared to 1.09% in the third quarter of 2012.

Non-interest Expense:

Total non-interest expense was $3,349,000 in the third quarter of 2013, an increase of $76,000, or 2.3%, as compared to the third quarter of 2012.

Employee compensation expense increased by 3.3% in the third quarter of 2013 compared to the previous year’s third quarter, due primarily to accruals for commissions and bonus. The third quarter of 2012 did not include accruals for employee bonuses, as it was clear that internal targets would not be met for 2012. Employee benefits decreased by 20.2% in the third quarter of 2013, due primarily to decreased costs related to the defined benefit retirement plan that was frozen as of December 31, 2012. Most other non-interest expense categories varied only slightly during the third quarter of 2013 versus the third quarter of 2012, including occupancy, equipment, director compensation, data processing expense, professional fees and FDIC insurance premiums. Costs associated with assets in foreclosure increased by $16,000, or 44.4%, in the third quarter of 2013 as compared to the same period in 2012. The Company’s investment in a low income elderly housing project required amortization of the investment to begin during the second quarter of 2013, and added $145,000 of non-interest expense in the third quarter of 2013 that was not recorded in the 2012 period.

As a percentage of average assets, annualized non-interest expense was 2.95% in the third quarter of 2013 compared to 2.86% in the third quarter of 2012. Low-income housing investment amortization expense increased this ratio by 13 basis points. Excluding such amortization expense, annualized non-interest expense would have been 2.82% of average assets, representing an improvement of 4 basis points.

Provision for income taxes:

Income tax expense in the third quarter of 2013 was $60,000 as compared to the $354,000 recorded in the third quarter of 2012. Starting in the second quarter of 2013, the Company has qualified for a federal tax credit for its investment in a low-income housing project. The tax credit recorded in the third quarter of 2013 was $185,000, offsetting $245,000 in regular tax expense. As a result, the effective tax rate in the third quarter of 2013 was 5.6% compared to 23.8% in the third quarter of 2012.

Comparison of the Nine Months Ended September 30, 2013 and 2012

Operations Overview:

Net income for the first nine months of 2013 was $3,034,000, an increase of $269,000, or 9.7%, compared to the first nine months of 2012. The increase was due primarily to a decline in the provision for loan losses. Basic and diluted earnings per share were $0.72 in the first nine months of 2013, representing an increase of 10.8% from the $0.65 earned in the first nine months of 2012. Annualized return on average equity for the first nine months in 2013 was 8.14%, compared to the ratio for the same period in the prior year of 7.42%, an increase of 9.7%. For the nine months ended September 30, annualized return on average assets was 0.90% in 2013, versus 0.81% in 2012.

Presented below are selected key ratios for the two periods:

	Nine Months Ended
	September 30,
	2013	2012
Return on average assets (annualized)	0.90%	0.81%
Return on average equity (annualized)	8.14%	7.42%
Average equity to average assets	11.04%	10.92%

Non-interest income, excluding securities gains, as a percentage of average assets (annualized)	0.93%	1.02%
Non-interest expense as a percentage of average assets (annualized)	2.88%	2.86%

The discussion that follows explains changes in the components of net income when comparing the first nine months of 2013 with the first nine months of 2012.

Net Interest Income:

Net interest income was $10,318,000 for the first nine months of 2013, as compared to $10,986,000 in the same period in 2012. Average earning assets declined by 1.6%, while the net interest margin on a fully tax equivalent basis decreased by 19 basis points.

Interest on loans decreased $1,059,000, or 8.7%, in the first nine months of 2013 as compared to the same period in 2012. An average weighted yield decrease of 34 basis points lowered interest income by approximately $662,000, with the remaining decrease attributable to a lower volume of loans.

Interest earned on investment securities and money market investments decreased $180,000 in the first nine months of 2013 as compared to 2012, despite average balances increasing $5.8 million during the period. The yield on money market investments (federal funds and interest bearing deposits) decreased by 18 basis points in the first nine months of 2013 as compared to the first nine months of 2012, due to a reduction in average balances. Likewise, the overall pre-tax yield on the investment securities portfolio decreased during the period by 25 basis points.

Average interest-bearing liabilities decreased by $8.2 million, while average non-interest bearing deposits grew by $4.9 million. Decreases in deposits, in addition to the lower general rate environment, contributed to the reduction in the cost to fund earning assets, which declined by 18 basis points, to 0.72%, in the first nine months of 2013.

Total average earning assets during the first nine months of 2013 were $408.6 million, compared to $415.2 million during the first nine months of 2012, yielding 4.09% in 2013 versus 4.43% in 2012. Funding costs for the earning assets were 0.72% and 0.90% for the first nine months of 2013 and 2012, respectively. Net interest margin on a fully tax-equivalent basis for the first nine months of 2013 was 3.51%. For the same period in 2012, the fully-tax equivalent net interest margin was 3.70%.

AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

 (Dollars in thousands)

	Nine Months Ended			NIne Months Ended
	September 30, 2013			September 30, 2012
	Average		Yield/	Average		Yield/	Increase (Decrease) Due To (6)
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate	Volume	Rate	Total
ASSETS
Interest earning assets:
Taxable loans (5)	$257,176	$10,725	5.57%	$265,142	$11,717	5.90%	$(390)	$(602)	$(992)
Tax-exempt loans	18,169	415	3.05	18,372	482	3.50	(7)	(60)	(67)
Total loans	275,345	11,140	5.40	283,514	12,199	5.74	(397)	(662)	(1,059)
Taxable investment securities	91,969	938	1.37	88,493	1,004	1.51	47	(112)	(66)
Tax-exempt investment securities	37,621	447	1.58	35,162	554	2.10	36	(144)	(107)
Total investment securities	129,590	1,385	1.43	123,655	1,558	1.68	83	(256)	(173)
								-	-
Interest bearing deposits	3,676	16	0.57	7,909	23	0.39	(15)	8	(7)
Federal funds sold	-	-	0.00	100	-	0.13	-	-	-
Total interest earning assets	408,611	12,541	4.09	415,178	13,780	4.43	(329)	(910)	(1,239)

Other assets (7)	41,489			39,517
Total assets	$450,100			$454,695

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Interest bearing demand deposits (2)	$94,864	121	0.17	$97,361	169	0.23	(7)	(41)	(48)
Savings deposits	59,915	54	0.12	55,902	104	0.25	7	(57)	(50)
Time deposits	163,541	2,029	1.66	176,019	2,501	1.90	(175)	(297)	(472)
Short-term borrowings and other interest bearing liabilities	7,331	19	0.35	4,526	20	0.58	5	(6)	(1)
Total interest bearing liabilities	325,651	2,223	0.91	333,808	2,794	1.11	(170)	(401)	(571)

Non-interest bearing liabilities:
Demand deposits	70,057			65,193
Other	4,699			6,160
Stockholders' equity	49,693			49,534
Total liabilities and stockholders' equity	$450,100			$454,695
Net interest income and net interest rate spread		$10,318	3.18%		$10,986	3.32%	$(159)	$(510)	$(668)
Net interest margin on interest earning assets (3)			3.37%			3.53%
Net interest income and net interest margin-Tax equivalent basis (4)		$10,762	3.51%		$11,520	3.70%

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

Provision for Loan Losses:

In the first nine months of 2013, the provision for loan losses was $266,000, as compared to a provision of $1,237,000 in the first nine months of 2012. Management regularly reviews the adequacy of the loan loss reserve and makes assessments as to specific loan impairment, historical charge-off expectations, general economic conditions in the Bank’s market area, specific loan quality and other factors. The increased provision in 2012 was primarily the result of analysis of the values of collateral securing certain impaired loans. See the earlier discussion in the Financial Condition section, explaining the information used to determine the provision.

Non-interest Income:

Non-interest income in the first nine months of 2013 was $3,155,000, a decrease of $335,000, or 9.6%, compared to $3,490,000 in the first nine months of 2012.

Trust fee income was $48,000, or 15.7%, lower in the first nine months of 2013 as compared to the first nine months of 2012, due primarily due to lower estate settlement fees.

Customer service fees and fees from debit card activity remained essentially unchanged in the first nine months of 2013 compared to the same period in 2012.

Fees and income derived from the origination, sale and servicing of residential mortgage loans was $265,000 in the first nine months of 2013, a decrease of $155,000, or 36.9%, compared to the first nine months of 2012, when refinancing activities were more active. Other non-interest-related fees derived from loan activity decreased by $20,000 when comparing the first nine months of 2013 to the same period in 2012. Income recorded from the equity investment in an unconsolidated subsidiary was $34,000 lower in the current year nine month period than in the previous nine month period. A gain of $53,000 was recorded in the first nine months of 2012 as a result of a life insurance claim. No such activity occurred in the current year.

As a percentage of average assets, annualized non-interest income, exclusive of net gains on the sale of securities, was 0.93% in the first nine months of 2013 versus 1.02% for the same period in 2012.

Non-interest Expense:

Total non-interest expense was $9,714,000 for the first nine months of 2013, $24,000, or 0.2%, less than in the first nine months of 2012.

The overall change in non-interest expense was attributable to decreases in cost for employee benefits expenses and costs associated with loan foreclosures (included in other non-interest expense), offset by amortization of an investment in a low income elderly housing project.

On December 31, 2012, the Company froze its defined benefit plan to future service accruals while at the same time enhancing significantly the defined contribution plan for its employees. The result was a reduction in expense of $148,000 for the first nine months of 2013 compared to the same period in the previous year. Additionally, the cost of medical insurance for employees declined by $153,000, in the Company’s self-funded plan. Small variances in occupancy, equipment, data processing, director compensation, professional fees and FDIC insurance resulted in a net decrease of $4,000 in the first nine months of 2013 in comparison to the first nine months of 2012. Sales of properties carried as other real estate generated net gains of $37,000 in the first nine months of 2013, as compared to a net loss of $3,000 during the same period in 2012. The Company’s investment in a low income elderly housing project required amortization of the investment to begin during the second quarter of 2013, adding $290,000 to non-interest expense in the 2013 period. This increase was offset somewhat by a decrease in costs associated with assets in foreclosure of $65,000, included in other non-interest expense.

As a percentage of average assets, annualized non-interest expense was 2.88% in the first nine months of 2013 as compared to 2.86% in the same period of 2012, an increase of 2 basis points. The low-income housing investment amortization increased this key ratio by 9 basis points. Excluding the new amortization, annualized non-interest expense would have been 2.79% of average assets, representing an improvement of 7 basis points.

Provision for income taxes:

Income tax expense in the first nine months of 2013 was $459,000, which included the effect of a tax credit in the amount of $370,000, versus $736,000 in the same time period in 2012. The tax credit is available to the Company as a result of an equity investment in a local low-income housing project. The effective tax rate in the first nine months of 2013 was 13.1% versus 21.0% in 2012. The reduction in the effective rate is attributed to the tax credit and a higher percentage of tax-exempt income relative to pre-tax earnings in the first half of 2012.

Liquidity:

The objective of liquidity management is to ensure that sufficient funding is available, at a reasonable cost, to meet the ongoing operational cash needs of the Company and to take advantage of income producing opportunities as they arise. While the desired level of liquidity will vary depending upon a variety of factors, it is the primary goal of the Company to maintain a high level of liquidity in all economic environments. Principal sources of asset liquidity are provided by securities maturing in one year or less, other short-term investments such as federal funds sold and cash and due from banks. Liability liquidity, which is more difficult to measure, can be met by attracting deposits and maintaining the core deposit base. The Company is a member of the Federal Home Loan Bank of Pittsburgh for the purpose of providing short-term liquidity when other sources are unable to fill these needs. During the first nine months of 2013, overnight borrowings from the Federal Home Loan Bank averaged $2,057,000. As of September 30, 2013, the Company had no long-term debt and had unused borrowing capacity with the Federal Home Loan Bank of $118.0 million.

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

Off-Balance Sheet Arrangements:

The Company’s consolidated financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk, credit risk, and interest rate risk. These commitments consist mainly of loans approved but not yet funded, unused lines of credit and outstanding letters of credit. These commitments were made using the same credit standards as are used for on-balance sheet instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment terms. Letters of credit are conditional commitments issued to guarantee the financial performance obligation of a customer to a third party. Unused commitments and letters of credit at September 30, 2013 were $36,981,000 and $1,258,000, respectively. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Company. Management believes that any amounts actually drawn upon can be funded in the normal course of operations. The Company has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or the availability of capital resources.

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

Capital Adequacy:

Bank regulatory authorities in the United States issue risk-based capital standards. These capital standards relate a banking company’s capital to the risk profile of its assets and provide the basis by which all banking companies and banks are evaluated in terms of capital adequacy. The risk-based capital standards require all banks to have Tier 1 capital of at least 4% and total capital, including Tier 1 capital, of at least 8% of risk-adjusted assets. Tier 1 capital includes common stockholders’ equity and qualifying perpetual preferred stock together with related surpluses and retained earnings. Total capital is comprised of Tier 1 capital, limited life preferred stock, qualifying debt instruments, and the reserves for possible loan losses. Banking regulators have also issued leverage ratio requirements. The leverage ratio requirement is measured as the ratio of Tier 1 capital to adjusted average assets. At September 30, 2013, the Bank exceeded the regulatory requirements to be considered a "well capitalized" financial institution, i.e., a leverage ratio exceeding 5%, Tier 1 capital exceeding 6% and total capital exceeding 10%.

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

Declines and volatility in the values of financial institution stocks in the last several years have significantly reduced the likelihood of realizing significant gains in the near-term. Although the Company has realized occasional gains from this portfolio in the past, the primary objective of the portfolio is to achieve value appreciation in the long term while earning consistent attractive after-tax yields from dividends. The carrying value of the financial institutions stocks accounted for 0.3% of the Company’s total assets as of September 30, 2013. Management performs an impairment analysis on the entire investment portfolio, including the financial institutions stocks, on a quarterly basis. For the nine months ended September 30, 2013, no “other-than-temporary” impairment was identified. There is no assurance that declines in market values of the common stock portfolio in the future will not result in “other-than-temporary” impairment charges, depending upon facts and circumstances present.

The equity investments in the Company’s portfolio had an adjusted cost basis of approximately $985,000 and a fair value of $1,197,000 at September 30, 2013. Net unrealized gains in this portfolio were approximately $213,000 at September 30, 2013.

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

The primary objective of the Company’s asset-liability management process is to maximize current and future net interest income within acceptable levels of interest rate risk while satisfying liquidity and capital requirements. Management recognizes that a certain amount of interest rate risk is inherent, appropriate and necessary to ensure profitability. A simulation analysis is used to assess earnings and capital at risk from movements in interest rates. The model considers three major factors: (1) volume differences; (2) repricing differences; and (3) timing in its income simulation. As of the most recent model run, data was disseminated into appropriate repricing buckets, based upon the static position at that time. The interest-earning assets and interest-bearing liabilities were assigned a multiplier to simulate how much that particular balance sheet item would re-price when interest rates change. Finally, the estimated timing effect of rate changes is applied, and the net interest income effect is determined on a static basis (as if no other factors were present). As the table below indicates, based upon rate shock simulations on a static basis, the Company’s balance sheet is relatively rate-neutral as rates decline. Each 100 basis point increase results in approximately $600,000 decline in net interest income in the static environment. This negative effect of rising rates is offset to a large degree by the positive effect of imbedded options that include loans floating above their floors and likely internal deposit pricing strategies. After applying the effects of options, over a one-year period, the net effect of an immediate 100, 200, 300 and 400 basis point rate increase would change net interest income by $(230,000), $(389,000), $(1,550,000) and $(1,877,000), respectively. Rate shock modeling was done for a declining rate of 25 basis points only, as the federal funds target rate currently is between zero and 0.25%. As the table below indicates, the net effect of interest rate risk on net interest income is minimal in a rising rate environment through a 200 basis point increase. Juniata’s rate risk policies provide for maximum limits on net interest income that can be at risk for 100 through 400 basis point changes in interest rates.

Effect of Interest Rate Risk on Net Interest Income

(Dollars in thousands)

Change in Interest Rates (Basis Points)	Change in Net Interest Income Due to Interest Rate Risk (Static)	Change in Net Interest Income Due to Imbedded Options	Total Change in Net Interest Income

400	$(2,427)	$550	$(1,877)
300	(1,820)	270	(1,550)
200	(1,213)	824	(389)
100	(606)	376	(230)
0	-	-	-
(25)	152	(53)	99

The net interest income at risk position remained within the guidelines established by the Company’s asset/liability policy.

No material change has been noted in the Bank’s equity value at risk. Please refer to the Annual Report on Form 10-K as of December 31, 2012 for further discussion of this topic.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of September 30, 2013, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined by the Securities Exchange Act of 1934 (“Exchange Act”), Rule 13a-15(e). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information on repurchases by the Corporation of its common stock in each month of the quarter ended September 30, 2013:

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number	Average	Part of Publicly	Shares that May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	per Share	Programs	Plans or Programs (1)

July 1-31, 2013	-	$-	-	62,393
August 1-31, 2013	13,292	17.81	13,292	49,101
September 1-30, 2013	5,326	17.81	5,326	43,775

Totals	18,618		18,618	43,775

(1) On March 23, 2001, the Company announced plans to buy back 100,000 (200,000 on a post-split basis) shares of its common stock. There is no expiration date to this buyback plan, but subsequent to the initial plan, the Board of Directors authorized the repurchase of 400,000 additional shares in 2005 and then authorized 200,000 additional shares in September of 2008. As of November 8, 2013, the number of shares that may yet be purchased under the program was 43,775. No repurchase plan or program expired during the quarter. The Company has no stock repurchase plan or program that it has determined to terminate prior to expiration or under which it does not intend to make further purchases.

Certain regulatory restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. At September 30, 2013, $34,145,000 of undistributed earnings of the Bank, included in the consolidated stockholders’ equity, was available for distribution to the Company as dividends without prior regulatory approval, subject to regulatory capital requirements.

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

Juniata Valley Financial Corp.
(Registrant)

Date	11-08-2013	By	/s/ Marcie A. Barber
Marcie A. Barber, President and Chief Executive Officer (Principal Executive Officer)

Date	11-08-2013	By	/s/ JoAnn N. McMinn
JoAnn N. McMinn, Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)

