Form 10-K
period 2013-12-31
JUNIATA VALLEY FINANCIAL CORP
filed 2014-03-14
CIK 714712

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2013

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

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $73,138,453. (1)

There were 4,196,266 shares of the registrant’s common stock outstanding as of March 4, 2014.

(1)           The aggregate dollar amount of the voting stock set forth equals the number of shares of the Company’s Common Stock outstanding, reduced by the amount of Common Stock held by officers, directors, shareholders owning in excess of 10% of the Company’s Common Stock and the Company’s employee benefit plans multiplied by the last reported sale price for the Company’s Common Stock on June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter. The information provided shall not be construed as an admission that any officer, director or 10% shareholder of the Company, or any employee benefit plan, may be deemed an affiliate of the Company or that such person or entity is the beneficial owner of the shares reported as being held by such person or entity, and any such inference is hereby disclaimed.

DOCUMENTS INCORPORATED BY REFERENCE

(Specific sections incorporated are identified under applicable items herein)

Certain portions of the Company’s Annual Report to Shareholders for the year ended December 31, 2013 are incorporated by reference in Parts I and II of this Report. The Company’s Annual Report to Shareholders is attached to this Report as Exhibit 13.1.

With the exception of the information incorporated by reference in Parts I and II of this Report, the Company’s Annual Report to Shareholders for the year ended December 31, 2013 is not to be deemed "filed" with the Securities and Exchange Commission for any purpose.

Certain portions of the Company’s Proxy Statement to be filed in connection with its 2014 Annual Meeting of Shareholders are incorporated by reference in Part III of this Report; provided, however, that any information in such Proxy Statement that is not required to be included in this Annual Report on Form 10-K shall not be deemed to be incorporated herein or filed for the purposes of the Securities Act of 1933 or the Securities Exchange Act of 1934.

Other documents incorporated by reference are listed in the Exhibit Index.

________________________________

PART I

ITEM 1. BUSINESS

Overview

Juniata Valley Financial Corp. (the “Company” or “Juniata”) is a Pennsylvania corporation that was formed in 1983 as a result of a plan of merger and reorganization of The Juniata Valley Bank (the “Bank”). The plan was approved by the various regulatory agencies on June 7, 1983, and Juniata, a one-bank holding company, registered under the Bank Holding Company Act of 1956. The Bank is the oldest independent commercial bank in Juniata and Mifflin Counties, having originated under a state bank charter in 1867. The Company has one reportable segment, consisting of the Bank, as described in Note 2 of Notes to Consolidated Financial Statements contained in the Company’s 2013 Annual Report to Shareholders (“2013 Annual Report”).

Nature of Operations

Juniata operates primarily in central Pennsylvania with the purpose of delivering financial services within its local market. The Company provides retail and commercial banking services through 12 offices in the following locations: five community offices in Juniata County; five community offices in Mifflin County, as well as a financial services office; one community office in each of Perry and Huntingdon Counties; and a loan production office in Centre County. The Company offers a full range of consumer and commercial banking services. Consumer banking services include: Internet banking; mobile banking; telephone banking; ten automated teller machines; personal checking accounts; club accounts; checking overdraft privileges; money market deposit accounts; savings accounts; debit cards; certificates of deposit; individual retirement accounts; secured lines of credit; construction and mortgage loans; and safe deposit boxes. Commercial banking services include: low and high-volume business checking accounts; Internet account management services; remote deposit capability; ACH origination; payroll direct deposit; commercial lines of credit; commercial letters of credit; and commercial term and demand loans. The Bank provides comprehensive trust, asset management and estate services,, and the Company has a contractual arrangement with a broker-dealer to offer a full range of financial services, including annuities, mutual funds, stock and bond brokerage services and long-term care insurance to the Bank’s customers. Management believes the Bank has a relatively stable deposit base with no major seasonal depositor or group of depositors. Most of the Company’s commercial customers are small and mid-sized businesses in central Pennsylvania.

Juniata’s loan underwriting policies are updated periodically and are presented for approval to the Board of Directors of the Bank. The purpose of the policies is to grant loans on a sound and collectible basis, to invest available funds in a safe, profitable manner, to serve the credit needs of the communities in Juniata’s primary market area and to ensure that all loan applicants receive fair and equal treatment in the lending process. It is the intent of the underwriting policies to seek to minimize loan losses by requiring careful investigation of the credit history of each applicant, verifying the source of repayment and the ability of the applicant to repay, securing those loans in which collateral is deemed to be required, exercising care in the documentation of the application, review, approval and origination process and administering a comprehensive loan collection program.

The major types of investments held by Juniata consist of obligations and securities issued by U.S. government agencies or corporations, obligations of state and local political subdivisions, mortgage-backed securities and common stock. Juniata’s investment policy directs that investments be managed in a way that provides necessary funding for the Company’s liquidity needs and adequate collateral to pledge for public funds held and, as directed by the Asset Liability Committee, manages interest rate risk. The investment policy specifies the types of permitted investments owned, addresses credit quality of investments and includes limitations by investment types and issuer.

The Company’s primary source of funds is deposits, consisting of transaction type accounts, such as demand deposits and savings accounts, and time deposits, such as certificates of deposits. The majority of deposits are held by customers residing or located in Juniata’s market area. No material portion of the deposits has been obtained from a single or small group of customers, and the Company believes that the loss of any customer’s deposits or a small group of customers’ deposits would not have a material adverse effect on the Company.

Other sources of funds used by the Company include retail repurchase agreements, borrowings from the Federal Home Loan Bank of Pittsburgh and lines of credit established with various correspondent banks for overnight funding.

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

In commercial transactions, the Company believes that the Bank’s legal lending limit to a single borrower (approximately $6,688,000 as of December 31, 2013) enables it to compete effectively for the business of small and mid-sized businesses. However, this legal lending limit is considerably lower than that of various competing institutions and thus may act as a constraint on the Bank’s effectiveness in competing for financings in excess of the limit.

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

Supervision and Regulation

General

The Company operates in a highly regulated industry, and thus may be affected by changes in state and federal regulations and legislation. As a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”), the Company is subject to supervision and examination by the Board of Governors of the Federal Reserve System and is required to file with the Federal Reserve Board periodic reports and information regarding its business operations and those of the Bank. In addition, under the Pennsylvania Banking Code of 1965, the Pennsylvania Department of Banking has the authority to examine the books, records and affairs of the Company and to require any documentation deemed necessary to ensure compliance with the Pennsylvania Banking Code.

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

A satisfactory safety and soundness rating, particularly with regard to capital adequacy, and a satisfactory Community Reinvestment Act rating, are generally prerequisites to obtaining federal regulatory approval to make acquisitions and open branch offices. As of December 31, 2013, the Bank was rated “outstanding” under the Community Reinvestment Act and was a “well capitalized” bank. An institution’s Community Reinvestment Act rating is considered in determining whether to grant approvals relating to charters, branches and other deposit facilities, relocations, mergers, consolidations and acquisitions. Less than satisfactory performance may be the basis for denying an application.

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

As a bank chartered under the laws of Pennsylvania, the Bank is subject to the regulations and supervision of the Federal Deposit Insurance Corporation (“FDIC”) and the Pennsylvania Department of Banking and Securities. These government agencies conduct regular safety and soundness and compliance reviews that have resulted in satisfactory evaluations to date. Some of the aspects of the lending and deposit business of the Bank that are regulated by these agencies include personal lending, mortgage lending and reserve requirements.

The operations of the Bank are also subject to numerous Federal, state and local laws and regulations which set forth specific restrictions and procedural requirements with respect to interest rates on loans, the extension of credit, credit practices, the disclosure of credit terms and discrimination in credit transactions. The Bank also is subject to certain limitations on the amount of cash dividends that it can pay to the Company. See Note 16 of Notes to Consolidated Financial Statements, contained in the 2013 Annual Report, which is included in Exhibit 13 to this report and incorporated by reference in this Item 1.

Under Federal Reserve Board policy, the Company is expected to act as a source of financial strength to the Bank and Liverpool Community Bank (“LCB”), of which the Company owns 39.16%, and to commit resources to support the Bank and LCB, in circumstances where they might not be in a financial position to support themselves. Consistent with the “source of strength” policy for subsidiary banks, the Federal Reserve Board has stated that, as a matter of prudent banking, a bank holding company generally should not maintain a rate of cash dividends unless its net income available to common stockholders has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears to be consistent with the Company’s capital needs, asset quality and overall financial condition.

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

The FDIC is authorized to set the reserve ratios for the Deposit Insurance Fund annually at between 1.15% and 1.5% of estimated insured deposits. FDIC assessment rates currently range from 12 to 50 basis points. Institutions in the lowest risk category, Risk Category I, pay between 12 and 14 basis points. Initial base assessment rates range between 12 and 45 basis points – 12 -16 basis points for Category I. The initial base rates for risk categories II, III and IV were 20, 30 and 45 basis points, respectively. For institutions in any risk category, assessment rates rose above initial rates for institutions relying significantly on secured liabilities. Assessment rates increased for institutions with a ratio of secured liabilities (repurchase agreements, Federal Home Loan Bank advances, secured Federal Funds purchased and other secured borrowings) to domestic deposits of greater than 15%, with a maximum of 50% above the rate before such adjustment.

On February 27, 2009, the FDIC adopted an interim rule permits the Board to impose an emergency special assessment of up to 10 basis points, if necessary to maintain public confidence in federal deposit insurance. In addition, the FDIC required all insured institutions to prepay three years of assessments on December 30, 2009, which required the Company to prepay approximately $1.8 million of projected fees for 2010, 2011 and 2012. As of December 31, 2012, the Company received a refund of $547,000 from the FDIC in 2013, representing funds remaining in the prepaid account at the end of 2012.

The Dodd-Frank Act revised the statutory authorities governing the FDIC’s management of the Deposit Insurance Fund (the “DIF”). Key requirements from the Dodd-Frank Act have resulted in the FDIC’s adoption of the following proposed amendments: (1) redefined the assessment base used to calculate deposit insurance assessments to “average consolidated total assets minus average tangible equity”; (2) raised the DIF’s minimum reserve ratio to 1.35 percent and removed the upper limit on the reserve ratio; (3) revised adjustments to the assessment rates by eliminating one adjustment and adding another; and (4) revised the deposit insurance assessment rate schedules due to changes to the assessment base. Revised rate schedules and other revisions to the deposit insurance assessment rules became effective April 1, 2011. Though deposit insurance assessments maintain a risk-based approach, the FDIC’s changes effective April 1, 2011, impose a more extensive risk-based assessment system on large insured depository institutions with at least $10 billion in total assets since they are more complex in nature and could pose greater risk. Due to the changes to the assessment base and assessment rates, as well as the DIF restoration time frame, the impact on the Company’s deposit insurance assessments resulted in lower premiums in from 2011through 2013 and will likely continue in future years.

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

See Note 16 of Notes to Consolidated Financial Statements, contained in the 2013 Annual Report and incorporated by reference in this Item 1, for a table that provides the Company’s risk based capital ratios and leverage ratio.

Federal banking agencies have broad powers to take corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are “well capitalized,” “adequately capitalized,” “undercapitalized”, “significantly undercapitalized,” or “critically undercapitalized.” As of December 31, 2013, the Bank was a “well-capitalized” bank, as defined by the FDIC.

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

In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation, officially identified by the Basel Committee as “Basel III”. The federal banking regulatory agencies have proposed regulations implementing the Basel III capital standards. The Basel III proposals would change required levels of capital and how banks calculate their regulatory capital and revise and harmonize the rules for calculating risk-weighted assets to enhance risk sensitivity and address weaknesses that have been identified over the past several years. The proposals would increase the minimum levels of required capital, narrow the definition of capital, and increase the risk weights for various asset classes. In July, 2013, the Federal Reserve Board approved the final rules (the “Basel III Rules”) which substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions. The new rules, which will begin phase-in starting January 1, 2015, with final phase-in completed by January 1, 2019:

•	Create a new minimum Common Equity Tier I capital ratio of 4.50% of risk-weighted assets and a minimum Tier 1 capital ratio of 6.00% of risk-weighted assets;
•	Continue the current minimum Total Capital Ratio at 8.00% of risk-weighted assets and the minimum Tier 1 Leverage Capital Ratio at 4.00% of average assets;
•	Institute a ”capital conservation buffer” of 2.50% above the minimum risk-based capital requirements, which, if not maintained, restricts an institution from making capital distributions and certain discretionary bonus payments;
•	Revised the definition of capital such that certain non-qualifying capital instruments, including cumulative preferred stock and trust preferred securities, will be excluded as a component of Tier 1 Capital for institutions of the Company’s size; and
•	Expands the risk-weightings categories and weights for assets and off balance sheet exposures to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, and results in higher risk weights for a variety of asset categories.

As a result of the new capital conservation buffer rules, once in effect, if the Company’s bank subsidiary (The Juniata Valley Bank) fails to maintain the required minimum capital conservation buffer, the Company may be unable to obtain capital distributions from it, which could negatively impact the Company’s ability to pay dividends, service debt obligations or repurchase common stock. In addition, such a failure could result in a restriction on the Company’s ability to pay certain cash bonuses to executive officers, negatively impacting the Company’s ability to retain key personnel.

As of December 31, 2013, the Company believes its current capital levels would meet the fully phased-in minimum capital requirements, including capital conservation buffer, as prescribed in the U.S. Basel III Capital Rules.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 implemented a broad range of corporate governance, accounting and reporting measures for companies, like Juniata, that have securities registered under the Securities Exchange Act of 1934. Specifically, the Sarbanes-Oxley Act and the various regulations promulgated under the Act, established, among other things: (i) new requirements for audit committees, including independence, expertise, and responsibilities; (ii) additional responsibilities relating to financial statements for the Chief Executive Officer and Chief Financial Officer of reporting companies; (iii) new standards for auditors and regulation of audits, including independence provisions that restrict non-audit services that accountants may provide to their audit clients; (iv) increased disclosure and reporting obligations for reporting companies and their directors and executive officers, including accelerated reporting of stock transactions and a prohibition on trading during pension blackout periods; and (v) a range of new and increased civil and criminal penalties for fraud and other violations of the securities laws. In addition, Sarbanes-Oxley required stock exchanges, such as NASDAQ, to institute additional requirements relating to corporate governance in their listing rules.

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

Financial Privacy

Federal banking regulators have adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. The privacy provisions of the GLB Act affect the Company by limiting how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

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

On November 17, 2009, the Federal Reserve Board (“FRB”) published a final rule amending Regulation E, which implements the Electronic Fund Transfer Act. The final rule limits the ability of a financial institution to assess an overdraft fee for paying automated teller machine transactions and one-time debit card transactions that overdraw a customer’s account, unless the customer affirmatively consents, or opts in, to the institution’s payment of overdrafts for these transactions.

Dodd-Frank Act

The Dodd-Frank Act was enacted in July 2010 and resulted in significant financial regulatory reform. The Dodd-Frank Act also changed the responsibilities of the current federal banking regulators. Among other things, the Dodd-Frank Act created the Financial Oversight Council, with oversight authority for monitoring and regulating systemic risk, and the Consumer Financial Protection Bureau (CFPB), which has broad regulatory and enforcement powers over consumer financial products and services. Effective July 21, 2011, the CFPB became responsible for administering and enforcing numerous federal consumer financial laws enumerated in the Dodd-Frank Act. The Dodd Frank Act also provided that, for banks with total assets of more than $10 billion, the CFPB would have exclusive or primary authority to examine those banks for, and enforce compliance with, the federal consumer financial laws.

The scope of the Dodd-Frank Act impacts many aspects of the financial services industry, and it requires the development and adoption of numerous regulations, some of which have not yet been issued. The effects of the Dodd-Frank Act on the financial services industry will depend, in large part, upon the extent to which regulators exercise the authority granted to them under the Dodd-Frank Act and the approaches taken in implementing those regulations. Additional uncertainty regarding the effects of the Dodd-Frank Act exists due to court decisions and the potential for additional legislative changes to the Dodd-Frank Act.

The Dodd-Frank Act's provisions that have received the most public attention have generally been those which apply only to larger institutions with total consolidated assets of $50 billion or more. However, the Dodd-Frank Act contains numerous other provisions that affect all bank holding companies, including the Company.

The following is a list of significant provisions of the Dodd-Frank Act, and, if applicable, the resulting regulatory rules adopted, that apply (or will apply), most directly to the Company and its subsidiary:

•	Federal deposit insurance - On April 1, 2011, the FDIC's revised deposit insurance assessment base changed from total domestic deposits to average total assets, minus average tangible equity. In addition, the Dodd-Frank Act created a two scorecard system, one for large depository institutions that have more than $10 billion in assets and another for highly complex institutions that have over $50 billion in assets.

•	Debit card interchange fees - In June 2011, the FRB adopted regulations, which became effective on October 1, 2011, setting maximum permissible interchange fees issuers can receive or charge on electronic debit card transaction fees and network exclusivity arrangements (the "Current Rule"). Recently, there has been litigation regarding certain provisions of the Current Rule, including the level of the maximum permissible debit card interchange fees. The final outcome of such litigation, any future litigation, or any further rulemaking by the FRB, may result in a reduction in the Current Rule's maximum permissible debit card interchange fees, thereby potentially reducing the Company’s debit card income in future periods.

•	Interest on demand deposits - Beginning in July 2011, depository institutions were no longer prohibited from paying interest on business transaction and other accounts.

•	Stress testing - In October 2012, the FRB issued final rules regarding company-run stress testing. In accordance with these rules, the Company is required to conduct an annual stress test in the manner specified, and using assumptions for baseline, adverse and severely adverse scenarios announced by the FRB. The stress test is designed to assess the potential impact of the various scenarios on the Company’s earnings, capital levels and capital ratios over at least a nine-quarter time horizon. The Company's board of directors and its senior management will be required to consider the results of the stress test in the normal course of business, including as part of its capital planning process and the evaluation of the adequacy of its capital. As required, the Company will use data as of September 30, 2013 to conduct the stress test, using scenarios that were released by the FRB in November 2013. Stress test results must be reported to the Federal Reserve Bank in March 2014. Public disclosure of summary stress test results under the severely adverse scenario will begin in June 2015 for stress tests commencing in the fall of 2014. While the Company believes that both the quality and magnitude of its capital base are sufficient to support its current operations given its risk profile, the results of the stress testing process may lead the Company to retain additional capital or alter the mix of its capital components.

Under similar rules adopted by the OCC, national banks and federal savings associations with total consolidated assets of more than $10 billion are also required to conduct annual stress tests., Although the total consolidated assets of the Company are less than $10 billion, if its assets exceed $10 billion in the future, it will become subject to the OCC's stress test rules.

•	Ability-to-pay rules and qualified mortgages - As required by the Dodd-Frank Act, the CFPB issued a series of final rules in January 2013 amending Regulation Z, implementing the Truth in Lending Act, by requiring mortgage lenders to make a reasonable and good faith determination, based on verified and documented information, that a consumer applying for a residential mortgage loan has a reasonable ability to repay the loan according to its terms. These final rules, most of which became effective January 10, 2014, prohibit creditors, such as the Company from extending residential mortgage loans without regard for the consumer's ability to repay and add restrictions and requirements to residential mortgage origination and servicing practices. In addition, these rules restrict the imposition of prepayment penalties and compensation practices relating to residential mortgage loan origination. Mortgage lenders are required to determine consumers' ability to repay in one of two ways. The first alternative requires the mortgage lender to consider eight underwriting factors when making the credit decision. Alternatively, the mortgage lender can originate "qualified mortgages," which are entitled to a presumption that the creditor making the loan satisfied the ability-to-repay requirements. In general, a "qualified mortgage" is a residential mortgage loan that does not have certain high risk features, such as negative amortization, interest-only payments, balloon payments, or a term exceeding 30 years. In addition, to be a qualified mortgage, the points and fees paid by a consumer cannot exceed 3% of the total loan amount and the borrower's total debt-to-income ratio must be no higher than 43% (subject to certain limited exceptions for loans eligible for purchase, guarantee or insurance by a government sponsored entity or a federal agency).

Compliance with these rules has increased Juniata's overall regulatory compliance costs and required changes to the underwriting practices of the Company's with respect to mortgage loans.

•	Volcker Rule — As mandated by the Dodd-Frank Act, in December 2013, the OCC, FRB, FDIC, SEC and Commodity Futures Trading Commission issued a final rule (the "Final Rules") implementing certain prohibitions and restrictions on the ability of a banking entity and non-bank financial company supervised by the FRB to engage in proprietary trading and have certain ownership interests in, or relationships with, a "covered fund" (the so-called "Volcker Rule"). The Final Rules generally treat as a covered fund any entity that would be an investment company under the Investment Company Act of 1940 (the "1940 Act") but for the application of the exemptions from SEC registration set forth in Section 3(c)(1) (fewer than l00 beneficial owners) or Section 3(c)(7) (qualified purchasers) of the 1940 Act. The Final Rules also require regulated entities to establish an internal compliance program that is consistent with the extent to which it engages in activities covered by the Volcker Rule, which must include making regular reports about those activities to regulators. Although the Final Rules provide some tiering of compliance and reporting obligations based on size, the fundamental prohibitions of the Volcker Rule apply to banking entities of any size, including the Company. Banking entities have until July 21, 2015 to conform their activities and investments to the requirements of the Final Rules. .

While the Company does not engage in proprietary trading or in any other activities prohibited by the Final Rules, the Company will continue to evaluate whether any of its investments that fall within the definition of a "covered fund" and would need to be disposed of by July 21, 2015. However, based on the Company's evaluation to date, it does not currently expect that the Final Rules will have a material effect on its business, financial condition or results of operations.

•	Incentive compensation — As required by the Dodd-Frank Act, a joint interagency proposed regulation was issued in April 2011. The proposed rule would require the reporting of incentive-based compensation arrangements by a covered financial institution and prohibit incentive-based compensation arrangements at a covered financial institution that provides excessive compensation or that could expose the institution to inappropriate risks that could lead to material financial loss. The proposed rule, if adopted as currently proposed, could limit the manner in which the Company structures incentive compensation for its executives.

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

Employees

As of December 31, 2013, the Company had a total of 109 full-time and 42 part-time employees.

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

ITEM 1A. RISK FACTORS

In analyzing whether to make or to continue an investment in the Company, investors should consider, among other factors, the following:

Difficult economic conditions and real estate markets, including protracted periods of low-growth and sluggish loan demand, can negatively impact the Company’s income, and result in higher charge-offs as borrower’s ability to repay is negatively impacted by those conditions.

Lending money is an essential part of the banking business, and the revenues derived from lending activities are the most significant segment of the Company’s income statement. Extended periods of sluggish loan demand can materially affect the composition of the Company’s consolidated statement of financial condition, reducing the ratio of loans to deposits, reducing the Company’s profitability. Adverse changes in the economy and real estate markets and the duration of economic downturns can negatively affect the solvency of businesses and consumers. Borrowers’ inability to repay loans causes increases in non-performing assets, which may result in elevated collection and carrying costs related to such non-performing assets and increases in loan charge-offs, significantly impacting the loan loss provision charged to earnings to fund the allowance for loan losses. The risk of non-payment is affected by credit risks of the borrower, changes in economic and industry conditions, the duration of the loan and, in the case of a collateralized loan, uncertainties as to the future value of the collateral supporting the loan. Historically, commercial loans have presented a greater risk of non-payment than consumer loans, but recent declines in home values and rising unemployment rates affecting consumers’ continuing financial stability have increased the risk for higher charge-offs of residential real estate loans. The application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans.

The Company has established an allowance for loan losses that management believes to be adequate to offset probable losses on the Company’s existing loans. However, there is no precise method of estimating loan losses. There can be no assurance that any future declines in real estate market conditions, general economic conditions or changes in regulatory policies will not require the Company to increase its allowance for loan losses, through additional loan loss provisions, which could reduce earnings.

Fluctuations in market interest rates, particularly in a continuing period of low market interest rates, and relative balances of rate-sensitive assets to rate-sensitive liabilities, can negatively impact net interest margin and net interest income.

The operations of financial institutions such as the Company are dependent to a large degree on net interest income, which is the difference between interest income from loans and investments and interest expense on deposits and borrowings. An institution's net interest income is significantly affected by market rates of interest that in turn are affected by prevailing economic conditions, by the fiscal and monetary policies of the federal government and by the policies of various regulatory agencies. The FRB regulates the national money supply in order to manage recessionary and inflationary pressures. In doing so, the FRB may use techniques such as engaging in open market transactions of U.S. Government securities, changing the discount rate and changing reserve requirements against bank deposits. The use of these techniques may also affect interest rates charged on loans and paid on deposits. The interest rate environment, which includes both the level of interest rates and the shape of the U.S. Treasury yield curve, has a significant impact on net interest income. See the section entitled “Market / Interest Rate Risk” and Table 5 – “Maturity Distribution” in Management’s Discussion and Analysis of Financial Condition in the 2013 Annual Report, incorporated by reference in this Item 1A for a discussion of the effects on net interest income over a twelve month period beginning on December 31, 2013 of simulated interest rate changes. Like all financial institutions, the Company's consolidated statement of financial condition is affected by fluctuations in interest rates. Volatility in interest rates can also result in disintermediation, which is the flow of deposits away from financial institutions into direct investments, such as US Government and corporate securities and other investment vehicles, including mutual funds, which, because of the absence of federal insurance premiums and reserve requirements, generally pay higher rates of return than bank deposit products. See "Item 7: Management's Discussion of Financial Condition and Results of Operations” and “Item 7A: Quantitative and Qualitative Disclosure about Market Risk”.

The increasing time and expense associated with regulatory compliance and risk management could negatively impact our results of operations.

The time, expense, internal and external resources associated with regulatory compliance continue to increase. Thus, balancing the need to address regulatory changes and effectively manage growth in non-interest expenses has become more challenging than it has been in the past.

The Company’s subsidiary Bank is a depository institution whose deposits are insured by the FDIC. The Company and the Bank are extensively regulated under federal and state banking laws and regulations that are intended primarily for the protection of depositors, federal deposit insurance funds and the banking system as a whole. In general, these laws and regulations establish: the eligible business activities for the Company; certain acquisition and merger restrictions; limitations on intercompany transactions such as loans and dividends; capital adequacy requirements; requirements for anti-money laundering programs; consumer lending and other compliance matters. While these statutes and regulations are generally designed to minimize potential loss to depositors and the FDIC insurance funds, they do not eliminate risk, and compliance with such statutes and regulations increases the Company’s expense, requires management’s attention and can be a disadvantage from a competitive standpoint with respect to non-regulated competitors and larger bank competitors.

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

The federal government, the FRB and other governmental and regulatory bodies have taken, and may in the future take other actions, in response to the stress on the financial system. For example, the FRB recently announced its intention to maintain short-term interest rates near zero at least until certain unemployment and inflation targets are reached, which the FRB currently believes will not occur until at least mid-2015. Such actions, although intended to aid the financial markets, and continued volatility in the markets, could materially and adversely affect the Company's business, financial condition and results of operations, or the trading price of the Company's common stock.

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

In July, 2010, the President of the United States signed into law the Dodd-Frank Act. Among other things, the Dodd-Frank Act created the Financial Stability Oversight Council, with oversight authority for monitoring and regulating systemic risk, and the CFPB, which has broad regulatory and enforcement powers over consumer financial products and services. The Dodd-Frank Act also changed the responsibilities of the current federal banking regulators, imposed additional corporate governance and disclosure requirements in areas such as executive compensation and proxy access, and private equity activities of banks.

The scope of the Dodd-Frank Act impacted many aspects of the financial services industry, and it requires the development and adoption of many regulations, a significant number of which have not yet been adopted or fully implemented. The effects of the Dodd-Frank Act on the financial services industry will depend, in large part, upon the extent to which regulators exercise the authority granted to them under the Dodd-Frank Act and the approaches taken in implementing regulations. Additional uncertainty regarding the effect of the Dodd-Frank Act exists due to court decisions and the potential for additional legislative changes to the Dodd-Frank Act. The Company, as well as the broader financial services industry, is continuing to assess the potential impact of the Dodd-Frank Act (and its possible impact on customers' behaviors) on its business and operations but, at this stage, the extent of the impact cannot be fully determined with any degree of certainty. However, the Company has been impacted, and will likely continue to be in the future, by the so-called Durbin Amendment to the Dodd-Frank Act, which reduced debit card interchange revenue of banks and revised deposit insurance assessments. It also is likely to be impacted by the Dodd-Frank Act in the areas of corporate governance, capital requirements, risk management, stress testing and regulation under consumer protection laws.

Pursuant to the Dodd-Frank Act, the CFPB was given rulemaking authority over most providers of consumer financial services in the U.S., examination and enforcement authority over the consumer operations of large banks, as well as interpretive authority with respect to numerous existing consumer financial services regulations. The CFPB began exercising these oversight authorities over the largest banks during 2011. Because this is an entirely new agency, the impact on the Company, including its retail banking and mortgage businesses, is largely uncertain. However, any new regulatory requirements, or modified interpretations of existing regulations, will affect the Company’s consumer business practices and operations, potentially resulting in increased compliance costs. Furthermore, the CFPB represents an additional source of potential enforcement or litigation against the Company and, as an entirely new agency with a focus on consumer protection, the CFPB may have new or different enforcement or litigation strategies than those typically utilized by other regulatory agencies. Such actions could further increase the Company’s costs.

The delay in the implementation of many of the regulations mandated by the Dodd-Frank Act has resulted in a lack of clear regulatory guidance to banks. The resulting uncertainty has caused banks to take a cautious approach to business initiatives and planning.

Capital and liquidity strategies, including the expected impact of the capital and liquidity requirements proposed by the Basel III standards, may require the Company to maintain higher levels of capital, which could restrict the Company’s other activities.

In July, 2013, the FRB approved the final rules implementing the Basel III capital standards (the “Basel III Rules”) which substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions. The new rules, which will begin phase-in starting January 1, 2015, with final phase-in completed by January 1, 2019:

•	Create a new minimum Common Equity Tier I capital ratio of 4.50% of risk-weighted assets and a minimum Tier 1 capital ratio of 6.00% of risk-weighted assets;
•	Continue the current minimum Total Capital Ratio at 8.00% of risk-weighted assets and the minimum Tier 1 Leverage Capital Ratio at 4.00% of average assets;
•	Institute a ”capital conservation buffer” of 2.50% above the minimum risk-based capital requirements, which, if not maintained, restricts an institution from making capital distributions and certain discretionary bonus payments;
•	Revised the definition of capital such that certain non-qualifying capital instruments, including cumulative preferred stock and trust preferred securities, will be excluded as a component of Tier 1 Capital for institutions of the Company’s size; and
•	Expands the risk-weightings categories and weights for assets and off balance sheet exposures to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, and results in higher risk weights for a variety of asset categories.

As a result of the new capital conservation buffer rules, once in effect, if the Company’s bank subsidiary (The Juniata Valley Bank) fails to maintain the required minimum capital conservation buffer, the Company may be unable to obtain capital distributions from it, which could negatively impact the Company’s ability to pay dividends, service debt obligations or repurchase common stock. In addition, such a failure could result in a restriction on the Company’s ability to pay certain cash bonuses to executive officers, negatively impacting the Company’s ability to retain key personnel.

As of December 31, 2013, the Company believes its current capital levels would meet the fully phased-in minimum capital requirements, including capital conservation buffer, as prescribed in the U.S. Basel III Capital Rules.

Additionally, the Basel III framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests, including a liquidity coverage ratio (“LCR”), which is designed to ensure that the banking entity maintains a level of unencumbered high-quality liquid assets greater than or equal to the entity’s expected net cash outflow for a 30-day time horizon under an acute liquidity stress scenario, and a net stable funding ratio (“NSFR”) designed to promote more medium and long-term funding based on the liquidity characteristics of the assets and activities of banking entities over a one-year time horizon. The LCR and NSFR have proposed adoption dates beginning in 2015 and 2018, respectively.

Competition on rates of deposit and for loan growth may negatively impact the Company’s net interest margin.

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

Potential disruption or failure of network and information processing systems and those of third-party vendors may negatively impact our operations.

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

Investment securities losses, including other-than-temporary declines in the value of securities which may result in charges to earnings, could negatively impact our results of operations.

Price fluctuations in securities markets, as well as other market events, could have an impact on the Company’s results of operations. As described below, the Company’s holding of certain securities and the revenues the Company earns from its trust and investment management services business are particularly sensitive to those events:

Equity investments:

As of December 31, 2013, the Company’s equity investments were comprised of publicly traded financial institutions. The value of the securities in the Company’s equity portfolio may be affected by a number of factors. General economic conditions and uncertainty surrounding the financial institution sector as a whole has impacted the value of these securities. Declines in bank stock values in general, as well as deterioration in the performance of specific banks, could result in other-than-temporary impairment charges. Considerations used to determine other-than-temporary impairment status to individual holdings include the length of time the stock has remained in an unrealized loss position, and the percentage of unrealized loss compared to the carrying cost of the stock, dividend reduction or suspension, market analyst reviews and expectations, and other pertinent news that would affect expectations for recovery or further decline.

Municipal securities:

As of December 31, 2013 the Company had approximately $42 million of municipal securities issued by various municipalities in its investment portfolio. Ongoing uncertainty with respect to the financial viability of municipal insurers places greater emphasis on the underlying strength of issuers. Increasing pressure on local tax revenues of issuers due to adverse economic conditions could also have a negative impact on the underlying credit quality of issuers.

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

The Articles of Incorporation of the Company presently contain certain provisions, such as a staggered Board of Directors, which may be deemed to be "anti-takeover" in nature in that such provisions may deter, discourage or make more difficult the assumption of control of the Company by another Company or person through a tender offer, merger, proxy contest or similar transaction or series of transactions. In addition, provisions of Pennsylvania and applicable banking laws could similarly make it more difficult for a third party to acquire control of the Company. The overall effects of the "anti-takeover” provisions may be to discourage, make more costly or more difficult, or prevent a future takeover offer, thereby preventing shareholders from receiving a premium for their securities in a takeover offer. These provisions may also increase the possibility that a future bidder for control of the Company will be required to act through arms-length negotiation with the Company’s Board of Directors. Copies of the Articles of Incorporation of the Company are on file with the Securities and Exchange Commission and the Pennsylvania Secretary of State.

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

The Bank owns and operates for banking purposes, the buildings located at:

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

The Bank leases four offices:

Branch Offices –

5294 West River Road, Mifflintown, Pennsylvania (lease expires December 31, 2017)

Wal-Mart Supercenter, Route 522 South, Lewistown, Pennsylvania (lease expires November 2016)

Financial Services Office –

129 South Main Street, Suite 600, Lewistown, Pennsylvania (lease expires November 2014)

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information:

Information regarding the market for the Company’s stock, the market price of the stock and dividends that the Company has paid is included in the Company’s Annual Report to Shareholders for the year ended December 31, 2013, in the section entitled “Common Stock Market Prices and Dividends,” and is incorporated by reference in this Item 5.

Holders:

As of March 4, 2014, there were 1,760 registered holders of the Company’s outstanding common stock.

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

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number	Average	Part of Publicly	Shares that May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	per Share	Programs	Plans or Programs

October 1-31, 2013	-	$-	-	43,775
November 1-30, 2013	300	17.15	300	43,475
December 1-31, 2013	-	-	-	43,475

Totals	300	$17.15	300	43,475

Performance Graph:

The following graph shows the yearly percentage change in the Company’s cumulative total shareholder return on its common stock from December 31, 2008 to December 31, 2013 compared with the Russell 3000 Index and a peer group index (the “JUVF Peer Group Index”), consisting of seven bank holding companies that operate within our immediate market area. The bank holding companies included in the JUVF Peer Group Index are First Community Financial Corporation, F.N.B. Corporation, Kish Bancorp, Inc., Mifflinburg Bank & Trust Company, Mid Penn Bancorp, Inc., Northumberland Bancorp and Orrstown Financial Services, Inc.

	Period Ending
Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Juniata Valley Financial Corp.	100.00	96.39	98.15	110.37	116.23	118.74
Russell 3000	100.00	128.34	150.07	151.61	176.49	235.71
JUVF Peer Group Index*	100.00	67.48	88.83	96.22	96.59	120.72

ITEM 6. SELECTED FINANCIAL DATA

The section entitled “Five Year Financial Summary - Selected Financial Data” in the Company’s Annual Report to Shareholders for the year ended December 31, 2013 is incorporated by reference in this Item 6.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The section entitled “Management’s Discussion and Analysis of Financial Condition” and “Results of Operations” in the Company’s Annual Report to Shareholders for the year ended December 31, 2013 is incorporated by reference in this Item 7.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The section entitled “Management’s Discussion and Analysis – Financial Condition – Market / Interest Rate Risk” in the Company’3 Annual Report to Shareholders for the year ended December 31, 2013 is incorporated by reference in this Item 7A.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s Consolidated Financial Statements and the Notes to Consolidated Financial Statements thereto included in the Company’s Annual Report to Shareholders for the year ended December 31, 2013 is incorporated by reference in this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously reported by the Company on a Form 8-K, filed July 12, 2013, the Company appointed BDO USA LLP (“BDO”) as the Company’s new independent registered public accounting firm for and with respect to the year ending December 31, 2013, and dismissed ParenteBeard LLC (“ParenteBeard”) from that role.

During the Company’s two most recent fiscal years and the subsequent interim period preceding ParenteBeard’s dismissal, there were: (i) no disagreements with ParenteBeard on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of ParenteBeard, would have caused it to make reference to the subject matter of the disagreements in its reports on the consolidated financial statements of the Company; and (ii) no “reportable events” (as such term is defined in Item 304(a)(1)(v) of Regulation S-K).

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company’s management, with the participation of its CEO and CFO, conducted an evaluation, as of December 31, 2013, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based on this evaluation, the Company’s CEO and CFO concluded that, as of the end of the period covered by this annual report, the Company’s disclosure controls and procedures were effective in reaching a reasonable level of assurance that management is timely alerted to material events relating to the Company during the period when the Company’s periodic reports are being prepared.

Conclusion Regarding Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13(a) – 15(f) promulgated under the Exchange Act. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under the framework in Internal Control-Integrated Framework (1992), the Company’s management concluded that internal control over financial reporting was effective as of December 31, 2013.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992). Based on our assessment, management concluded that as of December 31, 2013, the Company’s internal control over financial reporting is effective and meets the criteria of the Internal Control-Integrated Framework (1992).

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

Marcie A. Barber, President and Chief Executive Officer

/s/ JoAnn N. McMinn

JoAnn N. McMinn, Chief Financial Officer

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm on Effectiveness of Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Juniata Valley Financial Corp.

Mifflintown, Pennsylvania

We have audited Juniata Valley Financial Corp. and its wholly-owned subsidiary’s, The Juniata Valley Bank, (the “Company”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Report on Management’s Assessment of Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows of Juniata Valley Financial Corp. and its wholly-owned subsidiary, The Juniata Valley Bank as of and for the year ended December 31, 2013, and our report dated March 14, 2014 expressed an unqualified opinion.

/s/ BDO USA, LLP

Harrisburg, Pennsylvania

March 14, 2014

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference herein is information appearing in the Proxy Statement for the Annual Meeting of Shareholders to be held on May 20, 2014 (the “Proxy Statement”) under the captions “Directors of the Company”, “Executive Officers of the Company”, “Corporate Governance and Board Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance”. The Company has adopted a Code of Ethics that is applicable to the Company’s Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer and other designated senior officers, which can be found in the Investor Information – Governance Documents section of the Company’s website at www.JVBonline.com. The Company will file its Proxy Statement on or before April 11, 2014.

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

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
	a

Equity compensation plans approved by security holders	83,930	$18.50	437,680

Equity compensation plans not approved by security holders	-	-

Total	83,930	$18.50	437,680

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Incorporated by reference herein is the information contained in the Proxy Statement under the caption “Related Party Transactions” and “Corporate Governance and Board Matters”.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference herein is information contained in the Proxy Statement under the caption “Independent Registered Public Accounting Firm”.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	The following consolidated financial statements of the Company are filed as part of this Form 10-K:

(i)	Reports of Independent Registered Public Accounting Firms

(ii)	Consolidated Statements of Financial Condition as of December 31, 2013 and December 31, 2012

(iii)	Consolidated Statements of Income for the fiscal years ended December 31, 2013, December 31, 2012 and December 31, 2011

(iv)	Consolidated Statements of Comprehensive Income for the fiscal years ended December 31, 2013, December 31, 2012 and December 31, 2011

(v)	Consolidated Statements of Stockholders’ Equity for the fiscal years ended December 31, 2013, December 31, 2012 and December 31, 2011

(vi)	Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2013, December 31, 2012 and December 31, 2011

(vii)	Notes to Consolidated Financial Statements

(a)(2) Financial Statements Schedules. All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and have therefore been omitted.

(a)(3) Exhibits.

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 4.1 to the Company’s Form S-3 Registration Statement No. 333-129023 filed with the SEC on October 14, 2005)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2007)

3.3	Bylaw Amendment – (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 28, 2012
10.1	1993 Directors Deferred Compensation Agreement for Dale G. Nace (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2009) *

10.2	1999 Directors Deferred Compensation Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2009) *

10.3	Amendments to the 1999 Directors Deferred Compensation Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2011) *

10.4	Director Supplemental Life Insurance/ Split Dollar Plan (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2009) *

10.5	Employee Annual Incentive Plan, (filed herewith)*■

10.6	Change of Control Severance Agreement with JoAnn N. McMinn (incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2005).*

10.7	Salary Continuation Agreement with Francis J. Evanitsky (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2006)*

10.8	Salary Continuation Agreement with JoAnn N. McMinn (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2008)*

10.9	Salary Continuation Agreement with Marcie A. Barber (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2008)*

10.10	Change of Control Severance Agreement with Marcie A. Barber (incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K filed with the SEC on May 27, 2008).*
10.11	Juniata Valley Financial Corp. 2011 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 15, 2011)*
10.12	Technology Outsourcing Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 22, 2010).
13.1	Annual Report to Shareholders

21.1	Subsidiaries of Juniata Valley Financial Corp.

23.1	Consent of BDO USA, LLP
23.2	Consent of ParenteBeard LLC

31.1	Rule 13a-4(d) Certification of Marcie A. Barber

31.2	Rule 13a-4(d) Certification of JoAnn N. McMinn

32.1	Section 1350 Certification of Marcie A. Barber

32.2	Section 1350 Certification of JoAnn N. McMinn
101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase

*Denotes a compensatory plan.

(b) Exhibits. The exhibits required to be filed as part of this report are submitted as a separate section of this report.

(c) Financial Statements Schedules. None Required.

■ Denotes that portions of such Plan have been omitted pursuant to a request for confidential treatment and such confidential information has been filed separately with the Securities Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JUNIATA VALLEY FINANCIAL CORP. (REGISTRANT)

Date: March 14, 2014

/s/ Marcie A. Barber
By: Marcie A. Barber
Director, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Philip E. Gingerich, Jr.
Philip E. Gingerich, Jr.	March 14, 2014
Chairman

/s/ Timothy I. Havice
Timothy I. Havice	March 14, 2014
Vice Chairman

/s/ Charles L. Hershberger
Charles L. Hershberger	March 14, 2014
Secretary

/s/ Marcie A. Barber
Marcie A. Barber	March 14, 2014
Director and Chief Executive Officer (Principal Executive Officer)

/s/ Martin L. Dreibelbis
Martin L. Dreibelbis	March 14, 2014
Director

/s/ Jan G. Snedeker
Jan G. Snedeker	March 14, 2014
Director

/s/ Francis J. Evanitsky
Francis J. Evanitsky	March 14, 2014
Director

/s/ Dale G. Nace
Dale G. Nace	March 14, 2014
Director

/s/ Richard M. Scanlon
Richard M. Scanlon, DMD	March 14, 2014
Director

/s/ JoAnn N. McMinn
JoAnn N. McMinn	March 14, 2014
Chief Financial Officer (Principal Accounting and Financial Officer)
30