Form 10-Q
period 2014-03-31
JUNIATA VALLEY FINANCIAL CORP
filed 2014-05-08
CIK 714712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended March 31, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to _____________________________

Commission File Number __________________________ 000-13232_________________________

Juniata Valley Financial Corp
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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 8, 2014
Common Stock ($1.00 par value)	4,196,266 shares

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Financial Condition

( Unaudited, in thousands, except share data)

	March 31,	December 31,
	2014	2013
ASSETS
Cash and due from banks	$10,570	$8,570
Interest bearing deposits with banks	4,318	43
Cash and cash equivalents	14,888	8,613

Interest bearing time deposits with banks	249	249
Securities available for sale	124,515	126,046
Restricted investment in Federal Home Loan Bank (FHLB) stock	1,602	1,967
Investment in unconsolidated subsidiary	4,199	4,172
Total loans	275,983	277,798
Less: Allowance for loan losses	(2,300)	(2,287)
Total loans, net of allowance for loan losses	273,683	275,511
Premises and equipment, net	6,246	6,330
Other real estate owned	340	281
Bank owned life insurance and annuities	14,953	14,848
Investment in low income housing partnership	4,203	3,990
Core deposit intangible	108	119
Goodwill	2,046	2,046
Mortgage servicing rights	169	167
Accrued interest receivable and other assets	4,709	4,443
Total assets	$451,910	$448,782
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing	$80,661	$74,611
Interest bearing	311,720	305,034
Total deposits	392,381	379,645

Securities sold under agreements to repurchase	4,038	5,397
Short-term borrowings	-	8,400
Other interest bearing liabilities	1,357	1,356
Accrued interest payable and other liabilities	3,784	4,000
Total liabilities	401,560	398,798
Stockholders' Equity:
Preferred stock, no par value:
Authorized - 500,000 shares, none issued	-	-
Common stock, par value $1.00 per share:
Authorized - 20,000,000 shares
Issued - 4,745,826 shares
Outstanding -
4,196,266 shares at March 31, 2014;
4,196,266 shares at December 31, 2013	4,746	4,746
Surplus	18,380	18,370
Retained earnings	39,098	39,118
Accumulated other comprehensive loss	(1,283)	(1,659)
Cost of common stock in Treasury:
549,560 shares at March 31, 2014;
549,560 shares at December 31, 2013	(10,591)	(10,591)
Total stockholders' equity	50,350	49,984
Total liabilities and stockholders' equity	$451,910	$448,782

See Notes to Consolidated Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Income

(Unaudited, in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2014	2013
Interest income:
Loans, including fees	$3,550	$3,690
Taxable securities	355	297
Tax-exempt securities	130	151
Other interest income	1	6
Total interest income	4,036	4,144
Interest expense:
Deposits	621	757
Securities sold under agreements to repurchase	1	1
Short-term borrowings	1	-
Other interest bearing liabilities	4	5
Total interest expense	627	763
Net interest income	3,409	3,381
Provision for loan losses	20	80
Net interest income after provision for loan losses	3,389	3,301
Non-interest income:
Customer service fees	268	310
Debit card fee income	203	194
Earnings on bank-owned life insurance and annuities	97	97
Trust fees	76	89
Commissions from sales of non-deposit products	112	116
Income from unconsolidated subsidiary	37	54
Fees derived from loan activity	38	60
Gain on sales of loans	29	96
Gain on sales and calls of securities	5	1
Other non-interest income	55	60
Total non-interest income	920	1,077
Non-interest expense:
Employee compensation expense	1,352	1,223
Employee benefits	403	462
Occupancy	282	245
Equipment	114	120
Data processing expense	380	354
Director compensation	57	57
Professional fees	99	95
Taxes, other than income	107	123
FDIC Insurance premiums	81	90
Gain on sales of other real estate owned	(18)	(26)
Amortization of intangibles	11	11
Amortization of investment in low-income housing partnership	120	-
Other non-interest expense	348	281
Total non-interest expense	3,336	3,035
Income before income taxes	973	1,343
Provision for income taxes	70	337
Net income	$903	$1,006
Earnings per share
Basic	$0.22	$0.24
Diluted	$0.22	$0.24
Cash dividends declared per share	$0.22	$0.22
Weighted average basic shares outstanding	4,196,266	4,218,361
Weighted average diluted shares outstanding	4,196,614	4,219,526

See Notes to Consolidated Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	Before		Net of	Before		Net of
	Tax	Tax	Tax	Tax	Tax	Tax
	Amount	Effect	Amount	Amount	Effect	Amount
Net income	$973	$(70)	$903	$1,343	$(337)	$1,006
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities:
Unrealized holding gains (losses) arising during the period	555	(188)	367	(39)	13	(26)
Unrealized holding gains (losses) from unconsolidated subsidiary	6	-	6	(5)	-	(5)
Less reclassification adjustment for gains included in net income (1) (3)	(5)	2	(3)	(1)	-	(1)
Amortization of pension net actuarial cost (2) (3)	10	(4)	6	51	(17)	34
Other comprehensive income	566	(190)	376	6	(4)	2
Total comprehensive income	$1,539	$(260)	$1,279	$1,349	$(341)	$1,008

See Notes to Consolidated Financial Statements

(1)	Amounts are included in gain on calls of securities on the Consolidated Statements of Income as a separate element within total non-interest income.
(2)	Amounts are included in the computation of net periodic benefit cost and are included in employee benefits expense on the Consolidated Statements of Income as a separate element within total non-interest expense.
(3)	Income tax amounts are included in the provision for income taxes on the Consolidated Statements of Income.

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Stockholders' Equity

(Unaudited, in thousands, except share data)

Three Months Ended March 31, 2014
	Number				Accumulated
	of				Other		Total
	Shares	Common		Retained	Comprehensive	Treasury	Stockholders'
	Outstanding	Stock	Surplus	Earnings	Loss	Stock	Equity
Balance at January 1, 2014	4,196,266	$4,746	$18,370	$39,118	$(1,659)	$(10,591)	$49,984
Net income				903			903
Other comprehensive income					376		376
Cash dividends at $0.22 per share				(923)			(923)
Stock-based compensation			10				10
Balance at March 31, 2014	4,196,266	$4,746	$18,380	$39,098	$(1,283)	$(10,591)	$50,350

Three Months Ended March 31, 2013
	Number				Accumulated
	of				Other		Total
	Shares	Common		Retained	Comprehensive	Treasury	Stockholders'
	Outstanding	Stock	Surplus	Earnings	Loss	Stock	Equity
Balance at January 1, 2013	4,218,361	$4,746	$18,346	$38,824	$(1,419)	$(10,200)	$50,297
Net income				1,006			1,006
Other comprehensive income					2		2
Cash dividends at $0.22 per share				(928)			(928)
Stock-based compensation			6				6
Balance at March 31, 2013	4,218,361	$4,746	$18,352	$38,902	$(1,417)	$(10,200)	$50,383

See Notes to Consolidated Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Three Months Ended March 31,
Operating activities:	2014	2013
Net income	$903	$1,006
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	20	80
Depreciation	120	131
Net amortization of securities premiums	106	111
Net amortization of loan origination (fees) costs	(22)	13
Deferred net loan origination costs	(51)	(2)
Amortization of core deposit intangible	11	11
Amortization of investment in low income housing partnership	120	-
Net realized gain on calls and sales of securities	(5)	(1)
Net gain on sales of other real estate owned	(18)	(26)
Earnings on bank owned life insurance and annuities	(97)	(97)
Deferred income tax expense	26	29
Equity in earnings of unconsolidated subsidiary, net of dividends of $16 and $15	(21)	(39)
Stock-based compensation expense	10	6
Mortgage loans originated for sale	(392)	(3,690)
Proceeds from loans sold to others	421	3,382
Gains on sales of loans	(29)	(96)
Increase in accrued interest receivable and other assets	(474)	(431)
Decrease in accrued interest payable and other liabilities	(206)	(249)
Net cash provided by operating activities	422	138
Investing activities:
Purchases of:
Securities available for sale	(12,681)	(14,227)
Premises and equipment	(36)	(11)
Bank owned life insurance and annuities	(19)	(18)
Proceeds from:
Sales of securities available for sale	2,150	-
Maturities of and principal repayments on securities available for sale	12,511	7,333
Redemption of FHLB stock	365	254
Bank owned life insurance and annuities	2	2
Sale of other real estate owned	39	354
Sale of other assets	-	2
Investment in low income housing partnership	(333)	(150)
Net decrease in loans	1,801	4,274
Net cash provided by (used in) investing activities	3,799	(2,187)
Financing activities:
Net increase in deposits	12,736	1,727
Net change in short-term borrowings and securities sold under agreements to repurchase	(9,759)	(1,608)
Cash dividends	(923)	(928)
Net cash provided by (used in) financing activities	2,054	(809)
Net increase (decrease) in cash and cash equivalents	6,275	(2,858)
Cash and cash equivalents at beginning of year	8,613	14,397
Cash and cash equivalents at end of period	$14,888	$11,539
Supplemental information:
Interest paid	$649	$791
Income taxes paid	-	75
Supplemental schedule of noncash investing and financing activities:
Transfer of loans to other real estate owned	$80	$62

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (U.S. GAAP) for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three month period ended March 31, 2014, are not necessarily indicative of the results for the year ending December 31, 2014. For further information, refer to the consolidated financial statements and notes thereto included in Juniata Valley Financial Corp.’s Annual Report on Form 10-K for the year ended December 31, 2013.

The Company has evaluated events and transactions occurring subsequent to the consolidated statement of financial condition date of March 31, 2014 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

2. Recent Accounting Standards Updates (ASU)

Accounting Standards Update 2014-01, Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force)

Issued: January 2014

Summary:  The Low Income Housing Tax Credit is a program designed to encourage investment of private capital for use in the construction and rehabilitation of low income housing, which provides certain tax benefits to investors in those projects.  The amendments in this Update permit a reporting entity that invests in qualified affordable housing projects to account for the investments using a proportional amortization method if certain conditions are met.  If an entity elects the proportional amortization method, it will amortize the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognize the net investment performance in the income statement as a component of income tax expense.  Otherwise, the entity would apply either the equity method or the cost method, as appropriate.

 Effective Date and Transition:  The amendments in this Update are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted.  If adopted, the amendments should be applied retrospectively to all periods presented.  A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The Company is currently evaluating the impact of this Update on its consolidated financial statements.

3. Accumulated other Comprehensive loss

Components of accumulated other comprehensive loss, net of tax consisted of the following (in thousands):

	3/31/2014	12/31/2013
Unrealized losses on available for sale securities	$(381)	$(751)
Unrecognized expense for defined benefit pension	(902)	(908)
Accumulated other comprehensive loss	$(1,283)	$(1,659)

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

(Amounts, except earnings per share, in thousands)
	Three Months	Three Months
	Ended	Ended
	March 31, 2014	March 31, 2013

Net income	$903	$1,006
Weighted-average common shares outstanding	4,196	4,218
Basic earnings per share	$0.22	$0.24

Weighted-average common shares outstanding	4,196	4,218
Common stock equivalents due to effect of stock options	1	1
Total weighted-average common shares and equivalents	4,197	4,219
Diluted earnings per share	$0.22	$0.24

5. Securities

The Company’s investment portfolio includes primarily bonds issued by U.S. Government sponsored agencies (approximately 66%) and municipalities (approximately 33%) as of March 31, 2014. Most of the municipal bonds are general obligation bonds with maturities or pre-refunding dates within 5 years. The remaining 1% of the portfolio includes mortgage-backed securities issued by Government-sponsored agencies and backed by residential mortgages and a group of equity investments in other financial institutions.

The amortized cost and fair value of securities as of March 31, 2014 and December 31, 2013, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because the securities may be called or prepaid with or without prepayment penalties.

	March 31, 2014
Securities Available for Sale			Gross	Gross
	Amortized	Fair	Unrealized	Unrealized
Type and maturity	Cost	Value	Gains	Losses
Obligations of Government agencies and corporations
Within one year	$1,019	$1,027	$8	$-
After one year but within five years	38,511	38,227	176	(460)
After five years but within ten years	31,612	30,828	7	(791)
	71,142	70,082	191	(1,251)
Obligations of state and political subdivisions
Within one year	8,848	8,890	43	(1)
After one year but within five years	24,484	24,592	150	(42)
After five years but within ten years	7,207	7,239	79	(47)
After ten years	347	340	-	(7)
	40,886	41,061	272	(97)
Mortgage-backed securities	12,020	11,941	3	(82)
Equity securities	1,055	1,431	421	(45)
Total	$125,103	$124,515	$887	$(1,475)

	December 31, 2013
Securities Available for Sale			Gross	Gross
	Amortized	Fair	Unrealized	Unrealized
Type and maturity	Cost	Value	Gains	Losses
Obligations of Government agencies and corporations
Within one year	$4,177	$4,192	$15	$-
After one year but within five years	48,011	47,578	203	(636)
After five years but within ten years	27,615	26,508	-	(1,107)
	79,803	78,278	218	(1,743)
Obligations of state and political subdivisions
Within one year	8,260	8,314	55	(1)
After one year but within five years	26,027	26,098	133	(62)
After five years but within ten years	7,224	7,182	56	(98)
After ten years	350	338	-	(12)
	41,861	41,932	244	(173)
Mortgage-backed securities	4,465	4,469	7	(3)
Equity securities	1,055	1,367	366	(54)
Total	$127,184	$126,046	$835	$(1,973)

Certain obligations of the U.S. Government and state and political subdivisions are pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law. The carrying value of the pledged assets was $27,301,000 and $31,921,000 at March 31, 2014 and December 31, 2013, respectively.

In addition to cash received from the scheduled maturities of securities, some investment securities available for sale are sold or called at current market values during the course of normal operations.

Following is a summary of proceeds received from sales or calls of investment securities transactions and the resulting realized gains and losses (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Gross proceeds from sales of securities	$2,150	$-
Securities available for sale:
Gross realized gains from sold and called securities	$5	$1
Gross realized losses from sold and called securities	-	-

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

The following table shows gross unrealized losses and fair value, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2014 and December 31, 2013 (in thousands):

	Unrealized Losses at March 31, 2014
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. Government agencies and corporations	$50,951	$(1,145)	$2,899	$(106)	$53,850	$(1,251)
Obligations of state and political subdivisions	9,229	(73)	2,177	(24)	11,406	(97)
Mortgage-backed securities	11,312	(82)	-	-	11,312	(82)
Debt securities	71,492	(1,300)	5,076	(130)	76,568	(1,430)

Equity securities	-	-	252	(45)	252	(45)

Total temporarily impaired securities	$71,492	$(1,300)	$5,328	$(175)	$76,820	$(1,475)

	Unrealized Losses at December 31, 2013
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. Government agencies and corporations	$53,438	$(1,664)	$1,921	$(79)	$55,359	$(1,743)
Obligations of state and political subdivisions	11,496	(130)	4,301	(43)	15,797	(173)
Mortgage-backed securities	308	(3)	-	-	308	(3)
Debt securities	65,242	(1,797)	6,222	(122)	71,464	(1,919)

Equity securities	-	-	266	(54)	266	(54)

Total temporarily impaired securities	$65,242	$(1,797)	$6,488	$(176)	$71,730	$(1,973)

At March 31, 2014, 44 U.S. Government agency and corporations securities had unrealized losses that, in the aggregate, totaled 1.8% of amortized cost. Two of these securities have been in a continuous loss position for 12 months or more.

At March 21, 2014, 30 obligations of state and political subdivisions had unrealized losses that in the aggregate totaled 0.2% of amortized cost. Five of these securities have been in a continuous loss position for 12 months or more.

At March 31, 2014, six mortgage-backed securities had an unrealized loss that did not exceed 1% of amortized cost. None of these securities have been in a continuous loss position for 12 months or more.

The mortgage-backed securities in the Company’s portfolio are government sponsored enterprise (GSE) pass-through instruments issued by the Federal National Mortgage Association (FNMA) or Federal Home Loan Mortgage Corporation (FHLMC), which guarantees the timely payment of principal on these investments.

The unrealized losses noted above are considered to be temporary impairments. The decline in the values of the debt securities is due only to interest rate fluctuations, rather than erosion of issuer credit quality. As a result, the payment of contractual cash flows, including principal repayment, is not at risk. As the Company does not intend to sell the securities, does not believe the Company will be required to sell the securities before recovery and expects to recover the entire amortized cost basis, none of the debt securities are deemed to be other-than-temporarily impaired.

Equity securities owned by the Company consist of common stock of various financial services providers and are evaluated quarterly for evidence of other-than-temporary impairment. There were five equity securities that were in an unrealized loss position on March 31, 2014, and have carried unrealized losses for 12 months or more. Individually, none of these five equity securities have significant unrealized losses. Of the five equity securities that have sustained unrealized losses for more than 12 months, all have increased in fair value in the preceding twelve months, and therefore are deemed to be temporarily impaired. Management has identified no other-than-temporary impairment as of, or for the periods ended March 31, 2014 and December 31, 2013 in the equity portfolio. Management continues to track the performance of each stock owned to determine if it is prudent to deem any further other-than-temporary impairment charges. The Company has the ability and intent to hold its equity securities until recovery of unrealized losses.

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

The Company also originates residential mortgage loans with the intent to sell. These individual loans are normally funded by the buyer immediately. The Company maintains servicing rights on these loans. Mortgage servicing rights are recognized as an asset upon the sale of a mortgage loan. A portion of the cost of the loan is allocated to the servicing right based upon relative fair value. Servicing rights are intangible assets and are carried at estimated fair value. Adjustments to fair value are recorded as non-interest income and included in gain on sales of loans in the consolidated statements of income.

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

In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination, which may not be currently available to management. Based on management’s comprehensive analysis of the loan portfolio, management believes the level of the allowance for loan losses as of March 31, 2014 was adequate.

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

The component of the allowance for contingencies relates to other loans that have been segmented into risk rated categories. The borrower’s overall financial condition, repayment sources, guarantors and value of collateral, if appropriate, are evaluated quarterly or when credit deficiencies arise, such as delinquent loan payments. Credit quality risk ratings include regulatory classifications of special mention, substandard, doubtful and loss. Loans classified as special mention have potential weaknesses that deserve management’s close attention. If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects. Loans classified as substandard have one or more well-defined weaknesses that jeopardize the liquidation of the debt. Substandard loans include loans that are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified doubtful have all the weaknesses inherent in loans classified substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable. Loans classified as a loss are considered uncollectible and are charged to the allowance for loan losses. Loans not classified are rated pass. Specific reserves may be established for larger, individual classified loans as a result of this evaluation, as discussed above. Remaining loans are categorized into large groups of smaller balance homogeneous loans and are collectively evaluated for impairment. This computation is generally based on historical loss experience adjusted for qualitative factors. The historical loss experience is averaged over a ten-year period for each of the portfolio segments. The ten-year timeframe was selected in order to capture activity over a wide range of economic conditions and has been consistently used by the Company for the past seven years. Qualitative risk factors are reviewed for relevancy each quarter and include:

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

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of March 31, 2014 and December 31, 2013 (in thousands):

As of March 31, 2014	Pass	Special Mention	Substandard	Doubtful	Total

Commercial, financial and agricultural	$24,032	$1,486	$259	$-	$25,777
Real estate - commercial	60,722	11,172	4,355	1,575	77,824
Real estate - construction	13,184	449	2,437	529	16,599
Real estate - mortgage	126,705	5,569	4,453	1,600	138,327
Obligations of states and political subdivisions	13,352	26	-	-	13,378
Personal	3,974	104	-	-	4,078
Total	$241,969	$18,806	$11,504	$3,704	$275,983

As of December 31, 2013	Pass	Special Mention	Substandard	Doubtful	Total

Commercial, financial and agricultural	$20,388	$5,658	$235	$-	$26,281
Real estate - commercial	56,867	11,706	5,620	278	74,471
Real estate - construction	15,803	292	1,754	1,832	19,681
Real estate - mortgage	130,706	3,995	4,272	1,486	140,459
Obligations of states and political subdivisions	12,674	28		-	12,702
Personal	4,204	-		-	4,204
Total	$240,642	$21,679	$11,881	$3,596	$277,798

The Company has certain loans in its portfolio that are considered to be impaired. It is the policy of the Company to recognize income on impaired loans that have been transferred to nonaccrual status on a cash basis, only to the extent that it exceeds principal balance recovery. Until an impaired loan is placed on nonaccrual status, income is recognized on the accrual basis. Collateral analysis is performed on each impaired loan at least quarterly and results are used to determine if a specific reserve is necessary to adjust the carrying value of each individual loan down to the estimated fair value. Generally, specific reserves are carried against impaired loans based upon estimated collateral value until a confirming loss event occurs or until termination of the credit is scheduled through liquidation of the collateral or foreclosure. Charge off will occur when a confirmed loss is identified. Professional appraisals of collateral, discounted for expected selling costs, appraisal age, economic conditions and other known factors are used to determine the charge-off amount. The following tables summarize information regarding impaired loans by portfolio class as of March 31, 2014 and December 31, 2013 (in thousands):

	As of March 31, 2014			As of December 31, 2013
Impaired loans	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial, financial and agricultural	$7	$7	$-	$94	$94	$-
Real estate - commercial	835	873	-	2,017	2,142	-
Real estate - construction	1	64	-	504	813	-
Real estate - mortgage	3,570	4,968	-	3,353	4,751	-

With an allowance recorded:
Real estate - commercial	$1,999	$1,999	$87	$238	$238	$26
Real estate - construction	528	803	64	1,478	1,502	93
Real estate - mortgage	358	392	46	365	394	45

Total:
Commercial, financial and agricultural	$7	$7	$-	$94	$94	$-
Real estate - commercial	2,834	2,872	87	2,255	2,380	26
Real estate - construction	529	867	64	1,982	2,315	93
Real estate - mortgage	3,928	5,360	46	3,718	5,145	45
	$7,298	$9,106	$197	$8,049	$9,934	$164

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
Impaired loans	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income
With no related allowance recorded:
Commercial, financial and agricultural	$51	$11	$-	$153	$3	$-
Real estate - commercial	1,426	-	3	2,629	27	-
Real estate - construction	253	-	-	1,651	-	-
Real estate - mortgage	3,462	15	15	1,213	-	-

With an allowance recorded:
Real estate - commercial	$1,119	$-	$9	$-	$-	$-
Real estate - construction	1,003	-	-	550	-	-
Real estate - mortgage	362	-	-	1,071	-	-

Total:
Commercial, financial and agricultural	$51	$11	$-	$153	$3	$-
Real estate - commercial	2,545	-	12	2,629	27	-
Real estate - construction	1,256	-	-	2,201	-	-
Real estate - mortgage	3,824	15	15	2,284	-	-
	$7,676	$26	$27	$7,267	$30	$-

The following table presents nonaccrual loans by classes of the loan portfolio as of March 31, 2014 and December 31, 2013 (in thousands):

Nonaccrual loans:	March 31, 2014	December 31, 2013
Commercial, financial and agricultural	$7	$10
Real estate - commercial	2,196	1,331
Real estate - construction	529	1,982
Real estate - mortgage	2,848	2,629
Total	$5,580	$5,952

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of March 31, 2014 and December 31, 2013 (in thousands):

As of March 31, 2014	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans Past Due greater than 90 Days and Accruing

Commercial, financial and agricultural	$16	$-	$7	$23	$25,754	$25,777	$-
Real estate - commercial	63	650	2,257	2,970	74,854	77,824	61
Real estate - construction	-	26	354	380	16,219	16,599	-
Real estate - mortgage	2,575	349	2,720	5,644	132,683	138,327	152
Obligations of states and political subdivisions	-	-	-	-	13,378	13,378	-
Personal	15	14		29	4,049	4,078	-
Total	$2,669	$1,039	$5,338	$9,046	$266,937	$275,983	$213

As of December 31, 2013	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans Past Due greater than 90 Days and Accruing

Commercial, financial and agricultural	$19	$-	$10	$29	$26,252	$26,281	$-
Real estate - commercial	35	1,092	947	2,074	72,397	74,471	61
Real estate - construction	239	7	1,801	2,047	17,634	19,681	-
Real estate - mortgage	1,239	2,130	2,585	5,954	134,505	140,459	251
Obligations of states and political subdivisions	-	-	-	-	12,702	12,702	-
Personal	23	1		24	4,180	4,204	-
Total	$1,555	$3,230	$5,343	$10,128	$267,670	$277,798	$312

The following table summarizes information regarding troubled debt restructurings by loan portfolio class at March 31, 2014 and December 31, 2013, in thousands of dollars.

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment
As of March 31, 2014
Accruing troubled debt restructurings:
Real estate - commercial	1	$64	$61	$61
Real estate - mortgage	6	706	710	710
	7	$770	$771	$771
As of December 31, 2013
Accruing troubled debt restructurings:
Real estate - commercial	1	$64	$61	$61
Real estate - mortgage	6	706	714	714
	7	$770	$775	$775

The Company’s troubled debt restructurings are also impaired loans, which may result in a specific allocation and subsequent charge-off if appropriate. As of March 31, 2014, there were no specific reserves or charge-offs relating to the troubled debt restructurings. The amended terms of the restructured loans vary, whereby interest rates have been reduced, principal payments have been reduced or deferred for a period of time and/or maturity dates have been extended.

There were no loans modified during the three months ended March 31, 2014, which were determined to be troubled debt restructures. The following table summarizes loans whose terms have been modified resulting in troubled debt restructurings during the three months ended March 31, 2013, in thousands of dollars:

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment
Three months ended March 31, 2013
Accruing troubled debt restructurings:
Real estate - mortgage	1	$364	$371	$371

Except for one restructured loan which was delinquent in excess of 90 days with respect to the terms of the restructuring as of March 31, 2014, there have been no defaults of troubled debt restructuring that took place during the three months ended March 31, 2014 and 2013 within 12 months of restructure. This loan had a balance of $61,000 was been fully repaid subsequent to March 31, 2014.

The following tables summarize the activity in the allowance for loan losses and related investments in loans receivable (in thousands):

As of, and for the period ended, March 31, 2014

	Commercial, financial and agricultural	Real estate - commercial	Real estate - construction	Real estate - mortgage	Obligations of states and political subdivisions	Personal	Total
Allowance for loan losses:
Beginning Balance, January 1, 2014	$253	$534	$212	$1,246	$-	$42	$2,287
Charge-offs	(1)	-	-	(5)	-	(3)	(9)
Recoveries	2	-	-	-	-	-	2
Provisions	(4)	81	(40)	(18)	-	1	20
Ending balance, March 31, 2014	$250	$615	$172	$1,223	$-	$40	$2,300

	Commercial, financial and agricultural	Real estate - commercial	Real estate - construction	Real estate - mortgage	Obligations of states and political subdivisions	Personal	Total
Allowance for loan losses:
Ending balance	$250	$615	$172	$1,223	$-	$40	$2,300
evaluated for impairment
individually	$-	$87	$64	$46	$-	$-	$197
collectively	$250	$528	$108	$1,177	$-	$40	$2,103

Loans:
Ending balance	$25,777	$77,824	$16,599	$138,327	$13,378	$4,078	$275,983
evaluated for impairment
individually	$7	$2,834	$529	$3,928	$-	$-	$7,298
collectively	$25,770	$74,990	$16,070	$134,399	$13,378	$4,078	$268,685

As of, and for the period ended, March 31, 2013

	Commercial, financial and agricultural	Real estate - commercial	Real estate - construction	Real estate - mortgage	Obligations of states and political subdivisions	Personal	Total
Allowance for loan losses:
Beginning Balance, January 1, 2013	$179	$463	$202	$2,387	$-	$50	$3,281
Charge-offs	-	-	-	(1,038)	-	(10)	(1,048)
Recoveries	-	-	-	-	-	3	3
Provisions	14	7	19	36	-	4	80
Ending balance, March 31, 2013	$193	$470	$221	$1,385	$-	$47	$2,316

	Commercial, financial and agricultural	Real estate - commercial	Real estate - construction	Real estate - mortgage	Obligations of states and political subdivisions	Personal	Total
Allowance for loan losses:
Ending balance	$193	$470	$221	$1,385	$-	$47	$2,316
evaluated for impairment
individually	$-	$-	$117	$-	$-	$-	$117
collectively	$193	$470	$104	$1,385	$-	$47	$2,199

Loans:
Ending balance	$19,301	$68,781	$18,117	$149,330	$11,895	$4,684	$272,108
evaluated for impairment
individually	$146	$2,586	$2,198	$1,939	$-	$-	$6,869
collectively	19,155	$66,195	$15,919	$147,391	$11,895	$4,684	$265,239

As of December 31, 2013

	Commercial, financial and agricultural	Real estate - commercial	Real estate - construction	Real estate - mortgage	Obligations of states and political subdivisions	Personal	Total
As of December 31, 2013
Allowance for loan losses:
Ending balance	$253	$534	$212	$1,246	$-	$42	$2,287
evaluated for impairment
individually	$-	$26	$93	$45	$-	$-	$164
collectively	$253	$508	$119	$1,201	$-	$42	$2,123

Loans:
Ending balance	$26,281	$74,471	$19,681	$140,459	$12,702	$4,204	$277,798
evaluated for impairment
individually	$94	$2,255	$1,982	$3,718	$-	$-	$8,049
collectively	$26,187	$72,216	$17,699	$136,741	$12,702	$4,204	$269,749

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

Included in the purchase price of the branch was goodwill and core deposit intangible of $2,046,000 and $449,000, respectively. The core deposit intangible is being amortized over a ten-year period on a straight line basis. Core deposit amortization expense was $11,000 in each of the first quarters of 2014 and 2013. Accumulated amortization of core deposit intangible through March 31, 2014 was $341,000. The goodwill is not amortized, but is measured annually for impairment or more frequently if certain events occur which might indicate goodwill has been impaired. There was no impairment of goodwill during either of the three month periods ended March 31, 2014 or 2013.

8. Investment in Unconsolidated Subsidiary

The Company owns 39.16% of the outstanding common stock of Liverpool Community Bank (LCB), Liverpool, PA. This investment is accounted for under the equity method of accounting. The investment is being carried at $4,199,000 as of March 31, 2014. The Company increases its investment in LCB for its share of earnings and decreases its investment by any dividends received from LCB. The investment is evaluated quarterly for impairment. A loss in value of the investment which is determined to be other than a temporary decline would be recognized as a loss in the period in which such determination is made. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of LCB to sustain an earnings capacity which would justify the current carrying value of the investment.

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

The following table summarizes financial assets and financial liabilities measured at fair value as of March 31, 2014 and December 31, 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands). There were no transfers of assets between fair value Level 1 and Level 2 during the quarter ended March 31, 2014.

		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	March 31,	for Identical	Observable	Unobservable
	2014	Assets	Inputs	Inputs
Measured at fair value on a recurring basis:
Debt securities available-for-sale:
Obligations of U.S. Government agencies and corporations	$70,082	$-	$70,082	$-
Obligations of state and political subdivisions	41,061	-	41,061	-
Mortgage-backed securities	11,941	-	11,941	-
Equity securities available-for-sale	1,431	1,431	-	-

Measured at fair value on a non-recurring basis:
Impaired loans	3,228	-	-	3,228
Other real estate owned	50	-	-	50
Mortgage servicing rights	169	-	-	169

		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	December 31,	for Identical	Observable	Unobservable
	2013	Assets	Inputs	Inputs
Measured at fair value on a recurring basis:
Debt securities available-for-sale:
Obligations of U.S. Government agencies and corporations	$78,278	$-	$78,278	$-
Obligations of state and political subdivisions	41,932	-	41,932	-
Mortgage-backed securities	4,469	-	4,469	-
Equity securities available-for-sale	1,367	1,367	-	-

Measured at fair value on a non-recurring basis:
Impaired loans	3,300	-	-	3,300
Other real estate owned	50	-	-	50
Mortgage servicing rights	167	-	-	167

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs have been used to determine fair value:

March 31, 2014	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average

Impaired loans	$3,228	Appraisal of collateral (1)	Appraisal and liquidation adjustments (2)	(7)% - (10)%	(9.0)%
Other real estate owned	50	Appraisal of collateral (1)	Appraisal and liquidation adjustments (2)	0%	0%
Mortgage servicing rights	169	Multiple of annual servicing fee	Estimated pre-payment speed, based on rate and term	300% - 400%	326%

December 31, 2013	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average

Impaired loans	$3,300	Appraisal of collateral (1)	Appraisal and liquidation adjustments (2)	(7)% - (10)%	(9.0)%
Other real estate owned	50	Appraisal of collateral (1)	Appraisal and liquidation adjustments (2)	0%	0%
Mortgage servicing rights	167	Multiple of annual servicing fee	Estimated pre-payment speed, based on rate and term	300% - 400%	326%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral that generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted downward by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

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

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

Financial Instruments

(in thousands)

	March 31, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
Financial assets:	Value	Value	Value	Value
Cash and due from banks	$10,570	$10,570	$8,570	$8,570
Interest bearing deposits with banks	4,318	4,318	43	43
Interest bearing time deposits with banks	249	249	249	250
Securities	124,515	124,515	126,046	126,046
Restricted investment in FHLB stock	1,602	1,602	1,967	1,967
Loans, net of allowance for loan losses	273,683	277,041	275,511	282,226
Mortgage servicing rights	169	169	167	167
Accrued interest receivable	1,458	1,458	1,529	1,529

Financial liabilities:
Non-interest bearing deposits	80,661	80,661	74,611	74,611
Interest bearing deposits	311,720	314,739	305,034	308,414
Securities sold under agreements to repurchase	4,038	4,038	5,397	5,397
Short-term borrowings	-	-	8,400	8,400
Other interest bearing liabilities	1,357	1,360	1,356	1,358
Accrued interest payable	265	265	287	287

Off-balance sheet financial instruments:
Commitments to extend credit	-	-	-	-
Letters of credit	-	-	-	-

The following presents the carrying amount, fair value and placement in the fair value hierarchy of the Company’s financial instruments not previously disclosed as of March 31, 2014 and December 31, 2013. This table excludes financial instruments for which the carrying amount approximates fair value (in thousands).

			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices in
			Active Markets	Significant	Significant
			for Identical	Other	Other
March 31, 2014	Carrying Amount	Fair Value	Assets or Liabilities	Observable Inputs	Unobservable Inputs
Financial instruments - Assets
Interest bearing time deposits with banks	$249	$249	$-	$249	$-
Loans, net of allowance for loan losses	273,683	277,041	-	-	277,041
Financial instruments - Liabilities
Interest bearing deposits	311,720	314,739	-	314,739	-
Other interest bearing liabilities	1,357	1,360	-	1,360	-

			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices in
			Active Markets	Significant	Significant
			for Identical	Other	Other
December 31, 2013	Carrying Amount	Fair Value	Assets or Liabilities	Observable Inputs	Unobservable Inputs
Financial instruments - Assets
Interest bearing time deposits with banks	$249	$250	$-	$250	$-
Loans, net of allowance for loan losses	275,511	282,226	-	-	282,226
Financial instruments - Liabilities
Interest bearing deposits	305,034	308,414	-	308,414	-
Other interest bearing liabilities	1,356	1,358	-	1,358	-

10. Defined Benefit Retirement Plan

The Company sponsors a defined benefit retirement Plan (the “Plan”) which covers substantially all of its employees employed prior to December 31, 2007. As of January 1, 2008, the Plan was amended to close the Plan to new entrants. All active participants as of December 31, 2007 became 100% vested in their accrued benefit and, as long as they remained eligible, continued to accrue benefits until December 31, 2012. The benefits are based on years of service and the employee’s compensation. Effective December 31, 2012, the Plan was amended (frozen) to cease future service accruals after that date. The Company’s funding policy is to contribute annually no more than the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide for benefits attributed to service through December 31, 2012. The Company has made no contributions in the first three months of 2014 and does not expect to contribute to the Plan in the remainder of 2014. Pension expense included the following components for the three month periods ended March 31, 2014 and 2013:

(Dollars in thousands)

	Three Months Ended
	March 31,
	2014	2013
Components of net periodic pension cost
Interest cost	$106	$99
Expected return on plan assets	(129)	(140)
Recognized net actuarial loss	10	51
Net periodic pension (income) cost	(13)	10

Amortization of net actuarial loss	(10)	(51)
Total recognized in other comprehensive income	$(10)	$(51)

Total recognized in net periodic pension cost and other comprehensive income	$(23)	$(41)

11. Commitments, Contingent Liabilities and Guarantees

In the ordinary course of business, the Company makes commitments to extend credit to its customers through letters of credit, loan commitments and lines of credit. At March 31, 2014, the Company had $40,595,000 outstanding in loan commitments and other unused lines of credit extended to its customers as compared to $40,989,000 at December 31, 2013.

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its letters of credit. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, letters of credit have expiration dates within one year of issuance. The credit risk involved in issuing letters of credit is essentially the same as the risks that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. The Company had outstanding $1,176,000 and $1,199,000 of letters of credit commitments as of March 31, 2014 and December 31, 2013, respectively. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of March 31, 2014 for payments under letters of credit issued was not material. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk.

Additionally, the Company has committed to fund and sell qualifying residential mortgage loans to the Federal Home Loan Bank of Pittsburgh in the total amount of $15,000,000. As of March 31, 2014, $13,819,000 remains to be delivered on that commitment, of which $74,000 has been committed to borrowers.

12. Subsequent Events

In April 2014, the Board of Directors declared a dividend of $0.22 per share for the first quarter of 2014 to shareholders of record on May 15, payable on June 2, 2014.

Subsequent to March 31, 2014, the Company borrowed $25,000,000 from the Federal Home Loan Bank and used the funds to invest in investment securities.

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

Critical Accounting Policies:

Disclosure of the Company’s significant accounting policies is included in the notes to the consolidated financial statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Some of these policies require significant judgments, estimates, and assumptions to be made by management, most particularly in connection with determining the provision for loan losses and the appropriate level of the allowance for loan losses, as well as management’s evaluation of the investment portfolio for other-than-temporary impairment, the assessment of goodwill for impairment and the valuation of deferred tax assets. There have been no changes in critical accounting policies since December 31, 2013.

General:

The following discussion relates to the consolidated financial condition of the Company as of March 31, 2014, as compared to December 31, 2013, and the consolidated results of operations for the three months ended March 31, 2014, compared to the same period in 2013. This discussion should be read in conjunction with the interim consolidated financial statements and related notes included herein.

Overview:

Juniata Valley Financial Corp. is a Pennsylvania corporation organized in 1983 to be the holding company of The Juniata Valley Bank. The Bank is a state-chartered bank headquartered in Mifflintown, Pennsylvania. Juniata Valley Financial Corp. and its subsidiary bank derive substantially all of their income from banking and bank-related services, including interest earned on residential real estate, commercial mortgage, commercial and consumer loans, interest earned on investment securities and fee income from deposit services and other financial services to its customers through 12 locations in central Pennsylvania. Juniata Valley Financial Corp. also owns 39.16% of Liverpool Community Bank (LCB), located in Liverpool, Pennsylvania. The Company accounts for LCB as an unconsolidated subsidiary using the equity method of accounting.

Financial Condition:

Total assets as of March 31, 2014, were $451.9 million, an increase of 0.7% compared to December 31, 2013. Comparing the balances at March 31, 2014 and December 31, 2013, deposits increased by $12.7 million, with non-interest bearing deposits increasing by $6.0 million and interest-bearing deposits increasing by $6.7 million.

The table below shows changes in deposit volumes by type of deposit (in thousands of dollars) between December 31, 2013 and March 31, 2014.

	March 31,	December 31,	Change
	2014	2013	$	%
Deposits:
Demand, non-interest bearing	$80,661	$74,611	$6,050	8.1%
NOW and money market	93,055	89,867	3,188	3.5
Savings	67,345	60,761	6,584	10.8
Time deposits, $100,000 and more	29,864	30,995	(1,131)	(3.6)
Other time deposits	121,456	123,411	(1,955)	(1.6)
Total deposits	$392,381	$379,645	$12,736	3.4%

Overall, total loans decreased by $1.8 million, between December 31, 2013 and March 31, 2014, as shown in the table below (in thousands of dollars). Increases in commercial real estate activity somewhat offset the reduction that continued to occur in the residential and construction portfolios.

	March 31,	December 31,	Change
	2014	2013	$	%
Loans:
Commercial, financial and agricultural	$25,777	$26,281	$(504)	(1.9)%
Real estate - commercial	77,824	74,471	3,353	4.5
Real estate - construction	16,599	19,681	(3,082)	(15.7)
Real estate - mortgage	138,327	140,459	(2,132)	(1.5)
Obligations of states and political subdivisions	13,378	12,702	676	5.3
Personal	4,078	4,204	(126)	(3.0)
Total loans	$275,983	$277,798	$(1,815)	(0.7)%

A summary of the activity in the allowance for loan losses for each of the nine-month periods ended March 31, 2014 and 2013 (in thousands) are presented below.

	Periods Ended March 31,
	2014	2013
Balance of allowance - January 1	$2,287	$3,281
Loans charged off	(9)	(1,048)
Recoveries of loans previously charged off	2	3
Net charge-offs	(7)	(1,045)
Provision for loan losses	20	80
Balance of allowance - end of period	$2,300	$2,316

Ratio of net charge-offs during period to
average loans outstanding	0.00%	0.38%

During the first three months of 2014, the Company recorded charge-offs of $9,000, slightly offset by $2,000 in recoveries.

As of March 31, 2014, 55 loans, with aggregate outstanding balances of $7,298,000, were individually evaluated for impairment. A collateral analysis was performed on each of these 55 loans in order to establish a portion of the reserve needed to carry impaired loans at fair value. As a result, eight loans were determined to have insufficient collateral, and specific reserves, totaling $197,000, were established for the eight impaired loans.

Management believes that the specific reserves carried are adequate to cover potential future losses related to these relationships. There are no other material loans classified as loss, doubtful, substandard, or special mention which management expects to significantly impact future operating results, liquidity or capital resources.

Following is a summary of the Bank’s non-performing loans on March 31, 2014 as compared to December 31, 2013. One restructured loan was delinquent in excess of 90 days with respect to the terms of the restructuring as of March 31, 2014 and December 31, 2013 that was included with “accruing restructured loans” in the following table. This loan had a balance of $61,000 and was fully repaid subsequent to March 31, 2014.

(Dollar amounts in thousands)

	As of and for the	As of and for the
	three months ended	year ended
Non-performing loans	March 31, 2014	December 31, 2013
Non-accrual loans	$5,580	$5,952
Accruing loans past due 90 days or more	152	251
Accruing restructured loans	771	775
Total	$6,503	$6,978

Average loans outstanding	$275,330	$276,737

Ratio of non-performing loans to average loans outstanding	2.36%	2.52%

Stockholders’ equity was relatively unchanged from December 31, 2013 to March 31, 2014. The market value of securities available for sale increased on March 31, 2014 compared to December 31, 2013, resulting in an increase of $370,000, net of taxes. Additionally, there was an adjustment to other comprehensive income of $6,000 to record the amortization of the net actuarial loss of the Company’s defined benefit retirement plan. The Company’s dividend payout exceeded net income by $20,000.

Subsequent to March 31, 2014, the following events took place:

On April 15, 2013, the Board of Directors declared a cash dividend of $0.22 per share to shareholders of record on May 15, 2014, payable on June 2, 2014.

Also, in April 2014, the Company borrowed $25,000,000 from the Federal Home Loan Bank and used the funds to purchase investment securities.

Comparison of the Three Months Ended March 31, 2014 and 2013

Operations Overview:

Net income for the first quarter of 2014 was $903,000, a decrease of $103,000 when compared to the first quarter of 2013. The decrease was due primarily to lower non-interest income recorded in the first quarter of 2014 as compared to the same period in 2013, as well as a higher non-interest expense recorded during the 2014 period; these changes were partially offset by decreases in the provision for loan losses and the provision for income taxes. Basic and diluted earnings per share were $0.22 in the first quarter of 2014, as compared to the $0.24 reported in the first quarter of 2013. Presented below are selected key ratios for the two periods:

	Three Months Ended
	March 31,
	2014	2013
Return on average assets (annualized)	0.81%	0.90%
Return on average equity (annualized)	7.17%	8.05%
Average equity to average assets	11.28%	11.23%

Non-interest income, excluding securities gains, as a percentage of average assets (annualized)	0.82%	0.97%
Non-interest expense as a percentage of average assets (annualized)	2.99%	2.73%

The discussion that follows further explains changes in the components of net income when comparing the first quarter of 2014 with the first quarter of 2013.

Net Interest Income:

Net interest income was $3,409,000 for the first quarter of 2014, as compared to $3,381,000 in the same quarter in 2013. Average earning assets increased by 0.4%, and the net interest margin, on a fully tax equivalent basis, increased by 2 basis points.

Interest on loans decreased $140,000, or 3.8%, in the first quarter of 2014 as compared to the same period in 2013. A decrease of 21 basis points in the average weighted yield on loans reduced interest income by approximately $115,000, with the remaining decrease attributable to a lower volume of loans.

Interest earned on investment securities and money market investments increased $32,000 in the first quarter of 2014 as compared to the first quarter of 2013, with average balances increasing $1.1 million during the period. The yield on money market investments (interest bearing deposits) decreased by 28 basis points in the first quarter of 2014 as compared to the first quarter of 2013, due to a reduction in average balances of interest bearing deposits. The overall pre-tax yield on the investment securities portfolio increased during the period by 7 basis points.

Total average earning assets during the first quarter of 2014 were $405.4 million, compared to $403.9 million during the first quarter of 2013, yielding 4.00% in 2014 versus 4.12% in 2013. Average interest-bearing liabilities decreased by $6.6 million, while average non-interest bearing deposits increased by $8.7 million. The decrease in average interest-bearing deposits contributed to a reduction in the cost to fund earning assets, which declined by 14 basis points, to 0.63%, in the first quarter of 2014.

Net interest margin on a fully tax-equivalent basis for the first quarter of 2014 was 3.52%. For the same period in 2013, the fully-tax equivalent net interest margin was 3.50%.

AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

(Dollars in thousands)

	Three Months Ended			Three Months Ended
	March 31, 2014			March 31, 2013
	Average		Yield/	Average		Yield/	Increase (Decrease) Due To (6)
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate	Volume	Rate	Total
ASSETS
Interest earning assets:
Taxable loans (5)	$253,522	$3,392	5.37%	$256,068	$3,547	5.56%	$(47)	$(108)	$(155)
Tax-exempt loans	21,808	158	2.95	18,819	143	3.08	22	(7)	15
Total loans	275,330	3,550	5.18	274,887	3,690	5.39	(25)	(115)	(140)
								-	-
Taxable investment securities	93,141	355	1.52	87,862	297	1.35	16	42	58
Tax-exempt investment securities	35,033	130	1.48	36,325	151	1.66	(5)	(16)	(21)
Total investment securities	128,174	485	1.51	124,187	448	1.44	11	26	37
								-	-
Interest bearing deposits	1,593	1	0.23	4,820	6	0.51	(3)	(2)	(5)
Federal funds sold	306	0	0.20	-	-		-	0	0
Total interest earning assets	405,403	4,036	4.00	403,894	4,144	4.12	(17)	(91)	(108)

Other assets (7)	41,057			41,460
Total assets	$446,460			$445,354

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:

Interest bearing demand deposits (2)	$91,471	36	0.16	$92,296	37	0.16	(1)	-	(1)
Savings deposits	63,156	16	0.10	58,104	23	0.16	2	(9)	(7)
Time deposits	153,149	569	1.51	166,846	697	1.69	(55)	(73)	(128)
Other, including
short-term borrowings,
long-term debt and other
interest bearing liabilities	8,292	6	0.29	5,460	6	0.42	2	(2)	-
Total interest bearing liabilities	316,068	627	0.81	322,706	763	0.95	(52)	(84)	(136)

Non-interest bearing liabilities:
Demand deposits	76,130			67,477
Other	3,885			5,165
Stockholders' equity	50,377			50,006
Total liabilities and stockholders' equity	$446,460			$445,354

Net interest income and net interest rate spread		$3,409	3.19%		$3,381	3.17%	$35	$(7)	$28
Net interest margin on interest earning assets (3)			3.37%			3.35%
Net interest income and net interest margin-Tax equivalent basis (4)		$3,558	3.52%		$3,533	3.50%

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

Provision for Loan Losses:

In the first quarter of 2014, the provision for loan losses was $20,000, as compared to a provision of $80,000 in the first quarter of 2013. Management regularly reviews the adequacy of the loan loss reserve and makes assessments as to specific loan impairment, historical charge-off expectations, general economic conditions in the Bank’s market area, specific loan quality and other factors. As of March 31, 2014, non-performing loans as a percentage of average outstanding loans was 2.36% improved from 2.52% on December 31, 2013 and from 3.34% one year ago on March 31, 2013. The improvement in non-performing loans has had a positive effect on the adequacy of the allowance for loan losses. See the earlier discussion in the Financial Condition section, explaining the information used to determine the provision.

Non-interest Income:

Non-interest income in the first quarter of 2014 was $920,000, compared to $1,077,000 in the first quarter of 2013, representing a decrease of 14.6%.

The Company began originating mortgages to sell on the secondary market while retaining the servicing rights as a strategic objective early in 2012 and has been successful in building a servicing portfolio of approximately $18.8 million as of March 31, 2014. The mortgage servicing right asset, as of March 31, 2014, was $169,000. Gains on the sale of mortgage loans is made up of origination and servicing fees collected from the buyer, origination points collected from the borrower and an adjustment to the fair value of the mortgage servicing rights asset. In the first quarter of 2014, the total net gain on the sale of mortgage loans was $29,000, a decrease of $67,000, or 69.8%, from the first quarter of 2013, when origination activity was higher. Fees derived from loan activity was likewise lower in the first quarter of 2014 as compared to the same period one year ago, as the number of consumer loans originated for sale declined.

Commissions from sales of non-deposit products in the first quarter of 2014 were essentially unchanged from the same quarter of the previous year. Trust fee income was 14.6% lower in the first quarter of 2014 as compared to the first quarter of 2013. Investment management and trust services revenue is impacted by fluctuations in the securities market, as trust revenues are based on the value of the underlying investment portfolios. In a sustained low-rate environment, trust revenues may be adversely affected.

Fees derived from electronic payment activity through the use of debit cards increased in the first quarter of 2014 by 4.6% over the first quarter of 2013, while other customer service fees declined by 13.5%. The decline in customer service fees relates to fewer occurrences of customer deposit account overdrafts. Earnings on bank-owned life insurance and annuities remained steady in the two periods.

As a percentage of average assets, annualized non-interest income, exclusive of net gains on the sale of securities, was 0.82% in the first quarter of 2014 as compared to 0.97% in the first quarter of 2013.

Non-interest Expense:

Total non-interest expense was $3,336,000 in the first quarter of 2014, an increase of $301,000, or 9.9%, as compared to the first quarter of 2013. The Company’s investment in a low income housing project required amortization of the investment to begin during the second quarter of 2013, and added $120,000 of non-interest expense in the first quarter of 2014 that was not recorded in the 2013 period.

Employee compensation expense increased by 10.5% in the first quarter of 2014 compared to the previous year’s first quarter, due primarily to accruals for commissions and bonus. The first quarter of 2013 did not include accruals for employee bonuses, as internal performance targets for the year were not expected to be met for 2013. Employee benefits decreased by 12.8% in the first quarter of 2014, due primarily to decreased costs related to the defined benefit retirement plan that was frozen as of December 31, 2012 and reduced accruals for claims in the Company’s self-funded medical insurance plan. Costs associated with assets in foreclosure, included in other non-interest expense, increased by $16,000, or 43.2%, in the first quarter of 2014 as compared to the same period in 2013.

As a percentage of average assets, annualized non-interest expense was 2.99% in the first quarter of 2014 compared to 2.73% in the first quarter of 2013. Low-income housing investment amortization expense increased this ratio by 11 basis points. Excluding such amortization expense, annualized non-interest expense would have been 2.88% of average assets.

Provision for income taxes:

Income tax expense in the first quarter of 2014 was $70,000 as compared to the $337,000 recorded in the first quarter of 2013. Starting in the second quarter of 2013, the Company has qualified for a federal tax credit for its investment in a low-income housing project. The tax credit recorded in the first quarter of 2014 was $144,000, offsetting $214,000 in regular tax expense. As a result, the effective tax rate in the first quarter of 2014 was 7.2% compared to 25.1% in the first quarter of 2013.

Liquidity:

The objective of liquidity management is to ensure that sufficient funding is available, at a reasonable cost, to meet the ongoing operational cash needs of the Company and to take advantage of income producing opportunities as they arise. While the desired level of liquidity will vary depending upon a variety of factors, it is the primary goal of the Company to maintain a high level of liquidity in all economic environments. Principal sources of asset liquidity are provided by securities maturing in one year or less, other short-term investments, such as federal funds sold and cash and due from banks. Liability liquidity, which is more difficult to measure, can be met by attracting deposits and maintaining the core deposit base. The Company is a member of the Federal Home Loan Bank of Pittsburgh for the purpose of providing short-term liquidity when other sources are unable to fill these needs. During the first three months of 2014, overnight borrowings from the Federal Home Loan Bank averaged $2,095,000. As of March 31, 2014, the Company had no long-term debt and had unused borrowing capacity with the Federal Home Loan Bank of $130.8 million. On April 2, 2014, the Company used $25,000,000 of the unused borrowing capacity to borrow funds, $22,500,000, of which was long-term and the remainder matures in under one year.

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

Off-Balance Sheet Arrangements:

The Company’s consolidated financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk, credit risk, and interest rate risk. These commitments consist mainly of loans approved but not yet funded, unused lines of credit and outstanding letters of credit. These commitments were made using the same credit standards as are used for on-balance sheet instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment terms. Letters of credit are conditional commitments issued to guarantee the financial performance obligation of a customer to a third party. Unused commitments and letters of credit at March 31, 2014 were $40,595,000 and $1,176,000, respectively. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Company. Management believes that any amounts actually drawn upon can be funded in the normal course of operations. The Company has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or the availability of capital resources.

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

Capital Adequacy:

Bank regulatory authorities in the United States issue risk-based capital standards. These capital standards relate a banking company’s capital to the risk profile of its assets and provide the basis by which all banking companies and banks are evaluated in terms of capital adequacy. The risk-based capital standards require all banks to have Tier 1 capital of at least 4% and total capital, including Tier 1 capital, of at least 8% of risk-adjusted assets. Tier 1 capital includes common stockholders’ equity and qualifying perpetual preferred stock together with related surpluses and retained earnings. Total capital is comprised of Tier 1 capital, limited life preferred stock, qualifying debt instruments, and the reserves for possible loan losses. Banking regulators have also issued leverage ratio requirements. The leverage ratio requirement is measured as the ratio of Tier 1 capital to adjusted average assets. At March 31, 2014, the Bank exceeded the regulatory requirements to be considered a "well capitalized" financial institution, i.e., a leverage ratio exceeding 5%, Tier 1 capital exceeding 6% and total capital exceeding 10%.

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

Declines and volatility in the values of financial institution stocks in the last several years have significantly reduced the likelihood of realizing significant gains in the near-term. Although the Company has realized occasional gains from this portfolio in the past, the primary objective of the portfolio is to achieve value appreciation in the long term while earning consistently attractive after-tax yields from dividends. The carrying value of the financial institutions stocks accounted for 0.3% of the Company’s total assets as of March 31, 2014. Management performs an impairment analysis on the entire investment portfolio, including the financial institutions stocks, on a quarterly basis. For the three months ended March 31, 2014, no “other-than-temporary” impairment was identified. There is no assurance that declines in market values of the common stock portfolio in the future will not result in “other-than-temporary” impairment charges, depending upon facts and circumstances present.

The equity investments in the Company’s portfolio had an adjusted cost basis of approximately $1,055,000 and a fair value of $1,431,000 at March 31, 2014. Net unrealized gains in this portfolio were approximately $376,000 at March 31, 2014.

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

The primary objective of the Company’s asset-liability management process is to maximize current and future net interest income within acceptable levels of interest rate risk while satisfying liquidity and capital requirements. Management recognizes that a certain amount of interest rate risk is inherent, appropriate and necessary to ensure profitability. A simulation analysis is used to assess earnings and capital at risk from movements in interest rates. The model considers three major factors: (1) volume differences; (2) repricing differences; and (3) timing in its income simulation. As of the most recent model run, data was disseminated into appropriate repricing buckets, based upon the static position at that time. The interest-earning assets and interest-bearing liabilities were assigned a multiplier to simulate how much that particular balance sheet item would re-price when interest rates change. Finally, the estimated timing effect of rate changes is applied, and the net interest income effect is determined on a static basis (as if no other factors were present). As the table below indicates, based upon rate shock simulations on a static basis, the Company’s balance sheet is relatively rate-neutral as rates decline. Each 100 basis point increase results in approximately $500,000 decline in net interest income in the static environment. This negative effect of rising rates is offset to a degree by the positive effect of imbedded options that include loans floating above their floors and likely internal deposit pricing strategies. After applying the effects of options, over a one-year period, the net effect of an immediate 100, 200, 300 and 400 basis point rate increase would change net interest income by $(97,000), $(182,000), $(1,384,000) and $(1,694,000), respectively. Rate shock modeling was done for a declining rate of 25 basis points only, as the federal funds target rate currently is between zero and 0.25%. As the table below indicates, the net effect of interest rate risk on net interest income is minimal in a rising rate environment through a 200 basis point increase. Juniata’s rate risk policies provide for maximum limits on net interest income that can be at risk for 100 through 400 basis point changes in interest rates.

Effect of Interest Rate Risk on Net Interest Income

(Dollars in thousands)

Change in Interest Rates (Basis Points)	Change in Net Interest Income Due to Interest Rate Risk (Static)	Change in Net Interest Income Due to Imbedded Options	Total Change in Net Interest Income

400	$(1,984)	$290	$(1,694)
300	(1,488)	104	(1,384)
200	(992)	810	(182)
100	(496)	399	(97)
0	-	-	-
(25)	124	(69)	55

The net interest income at risk position remained within the guidelines established by the Company’s asset/liability policy.

No material change has been noted in the Bank’s equity value at risk. Please refer to the Annual Report on Form 10-K as of December 31, 2013 for further discussion of this topic.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2014, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined by the Securities Exchange Act of 1934 (“Exchange Act”), Rule 13a-15(e). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting.

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

There have been no material changes to the risk factors that were disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information on repurchases by the Corporation of its common stock in each month of the quarter ended March 31, 2014:

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number	Average	Part of Publicly	Shares that May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	per Share	Programs	Plans or Programs (1)

January 1-31, 2014	-	$-	-	43,475
February 1-29, 2014	-	-	-	43,475
March 1-31, 2014	-	-	-	43,475

Totals	-		-	43,475

(1) On March 23, 2001, the Company announced plans to buy back 100,000 (200,000 on a post-split basis) shares of its common stock. There is no expiration date to this buyback plan, but subsequent to the initial plan, the Board of Directors authorized the repurchase of 400,000 additional shares in 2005 and then authorized 200,000 additional shares in September of 2008. As of May 8, 2014, the number of shares that may yet be purchased under the program was 43,775. No repurchase plan or program expired during the quarter. The Company has no stock repurchase plan or program that it has determined to terminate prior to expiration or under which it does not intend to make further purchases.

Certain regulatory restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. At March 31, 2014, $39,098,000 of undistributed earnings of the Bank, included in the consolidated stockholders’ equity, was available for distribution to the Company as dividends without prior regulatory approval, subject to regulatory capital requirements.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable

Item 4.	MINE SAFETY DISCLOSURES
Not applicable

Item 5.	OTHER INFORMATION
None

Item 6.	EXHIBITS

3.1 -	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 4.1 to the Company’s Form S-3 Registration Statement No. 333-129023 filed with the SEC on October 14, 2005)

3.2 –	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s report on Form 8-K filed with the SEC on December 21, 2007)

3.3 -	Bylaw Amendment – (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 28, 2012

10.1 –	Employee Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-K filed with the SEC on March 15, 2014)

31.1 -	Rule 13a – 14(a)/15d – 14(a) Certification of President and Chief Executive Officer

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

Juniata Valley Financial Corp.
(Registrant)

Date	05-08-2014	By	/s/ Marcie A. Barber
Marcie A. Barber, President and Chief Executive Officer (Principal Executive Officer)

Date	05-08-2014	By	/s/ JoAnn N. McMinn
JoAnn N. McMinn, Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)

