Form 10-Q
period 2014-06-30
JUNIATA VALLEY FINANCIAL CORP
filed 2014-08-08
CIK 714712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes  ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 8, 2014
Common Stock ($1.00 par value)	4,190,107 shares

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Financial Condition

( Unaudited, in thousands, except share data)

	June 30,	December 31,
	2014	2013
ASSETS
Cash and due from banks	$8,617	$8,570
Interest bearing deposits with banks	40	43
Cash and cash equivalents	8,657	8,613
Interest bearing time deposits with banks	249	249
Securities available for sale	154,198	126,046
Restricted investment in Federal Home Loan Bank (FHLB) stock	2,621	1,967
Investment in unconsolidated subsidiary	4,250	4,172
Total loans	278,344	277,798
Less: Allowance for loan losses	(2,358)	(2,287)
Total loans, net of allowance for loan losses	275,986	275,511
Premises and equipment, net	6,162	6,330
Other real estate owned	381	281
Bank owned life insurance and annuities	14,601	14,848
Investment in low income housing partnership	4,086	3,990
Core deposit intangible	97	119
Goodwill	2,046	2,046
Mortgage servicing rights	175	167
Accrued interest receivable and other assets	4,616	4,443
Total assets	$478,125	$448,782
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing	$78,138	$74,611
Interest bearing	315,191	305,034
Total deposits	393,329	379,645
Securities sold under agreements to repurchase	3,561	5,397
Short-term borrowings	2,500	8,400
Long-term debt	22,500	-
Other interest bearing liabilities	1,381	1,356
Accrued interest payable and other liabilities	3,808	4,000
Total liabilities	427,079	398,798
Stockholders' Equity:
Preferred stock, no par value:
Authorized - 500,000 shares, none issued	-	-
Common stock, par value $1.00 per share:
Authorized - 20,000,000 shares
Issued - 4,745,826 shares
Outstanding -
4,190,107 shares at June 30, 2014;
4,196,266 shares at December 31, 2013	4,746	4,746
Surplus	18,385	18,370
Retained earnings	39,337	39,118
Accumulated other comprehensive loss	(725)	(1,659)
Cost of common stock in Treasury:
555,719 shares at June 30, 2014;
549,560 shares at December 31, 2013	(10,697)	(10,591)
Total stockholders' equity	51,046	49,984
Total liabilities and stockholders' equity	$478,125	$448,782

See Notes to Consolidated Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Income

(Unaudited, in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Interest income:
Loans, including fees	$3,662	$3,707	$7,212	$7,397
Taxable securities	535	312	890	609
Tax-exempt securities	126	147	256	298
Other interest income	2	7	3	13
Total interest income	4,325	4,173	8,361	8,317
Interest expense:
Deposits	608	736	1,229	1,493
Securities sold under agreements to repurchase	1	1	2	2
Short-term borrowings	1	-	2	-
Long-term debt	69	-	69	-
Other interest bearing liabilities	4	4	8	9
Total interest expense	683	741	1,310	1,504
Net interest income	3,642	3,432	7,051	6,813
Provision for loan losses	117	86	137	166
Net interest income after provision for loan losses	3,525	3,346	6,914	6,647
Non-interest income:
Customer service fees	290	310	558	620
Debit card fee income	215	205	418	399
Earnings on bank-owned life insurance and annuities	94	108	191	205
Trust fees	131	85	207	174
Commissions from sales of non-deposit products	88	103	200	219
Income from unconsolidated subsidiary	57	50	94	104
Fees derived from loan activity	32	52	70	112
Gain on sales of loans	56	85	85	181
Gain on sales and calls of securities	2	-	7	1
Gain from life insurance proceeds	165	-	165	-
Other non-interest income	40	57	95	117
Total non-interest income	1,170	1,055	2,090	2,132
Non-interest expense:
Employee compensation expense	1,497	1,387	2,849	2,610
Employee benefits	363	384	766	846
Occupancy	237	240	519	485
Equipment	116	114	230	234
Data processing expense	370	361	750	715
Director compensation	51	56	108	113
Professional fees	99	91	198	186
Taxes, other than income	77	119	184	242
FDIC Insurance premiums	74	82	155	172
Loss (gain) on sales of other real estate owned	29	(8)	11	(34)
Amortization of intangibles	11	11	22	22
Amortization of investment in low-income housing partnership	119	145	239	145
Other non-interest expense	358	348	706	629
Total non-interest expense	3,401	3,330	6,737	6,365
Income before income taxes	1,294	1,071	2,267	2,414
Provision for income taxes	131	62	201	399
Net income	$1,163	$1,009	$2,066	$2,015
Earnings per share
Basic	$0.28	$0.24	$0.49	$0.48
Diluted	$0.28	$0.24	$0.49	$0.48
Cash dividends declared per share	$0.22	$0.22	$0.44	$0.44
Weighted average basic shares outstanding	4,195,491	4,218,206	4,195,876	4,218,283
Weighted average diluted shares outstanding	4,195,749	4,219,606	4,196,136	4,219,570

See Notes to Consolidated Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited, in thousands)

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
	Before		Net of	Before		Net of
	Tax	Tax	Tax	Tax	Tax	Tax
	Amount	Effect	Amount	Amount	Effect	Amount
Net income	$1,294	$(131)	$1,163	$1,071	$(62)	$1,009
Other comprehensive income (loss):

Unrealized gains (losses) on available for sale securities:

Unrealized holding gains (losses) arising during the period	832	(283)	549	(2,215)	754	(1,461)
Unrealized holding gains (losses) from unconsolidated subsidiary	4	-	4	(11)	-	(11)
Less reclassification adjustment for gains included in net income (1) (3)	(2)	-	(2)	-	-	-

Amortization of pension net actuarial cost (2) (3)	10	(3)	7	51	(17)	34

Other comprehensive income (loss)	844	(286)	558	(2,175)	737	(1,438)

Total comprehensive income (loss)	$2,138	$(417)	$1,721	$(1,104)	$675	$(429)

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
	Before		Net of	Before		Net of
	Tax	Tax	Tax	Tax	Tax	Tax
	Amount	Effect	Amount	Amount	Effect	Amount
Net income	$2,267	$(201)	$2,066	$2,414	$(399)	$2,015
Other comprehensive income (loss):

Unrealized gains (losses) on available for sale securities:

Unrealized holding gains (losses) arising during the period	1,387	(471)	916	(2,254)	768	(1,486)
Unrealized holding gains (losses) from unconsolidated subsidiary	10	-	10	(16)	-	(16)
Less reclassification adjustment for gains included in net income (1) (3)	(7)	2	(5)	(1)	-	(1)

Amortization of pension net actuarial cost (2) (3)	20	(7)	13	102	(35)	67

Other comprehensive income (loss)	1,410	(476)	934	(2,169)	733	(1,436)

Total comprehensive income	$3,677	$(677)	$3,000	$245	$334	$579

See Notes to Consolidated Financial Statements

(1)	Amounts are included in gain on calls of securities on the Consolidated Statements of Income as a separate element within total non-interest income.
(2)	Amounts are included in the computation of net periodic benefit cost and are included in employee benefits expense on the Consolidated Statements of Income as a separate element within total non-interest expense.
(3)	Income tax amounts are included in the provision for income taxes on the Consolidated Statements of Income.

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Stockholders' Equity

(Unaudited, in thousands, except share data)

Six Months Ended June 30, 2014

	Number				Accumulated
	of				Other		Total
	Shares	Common		Retained	Comprehensive	Treasury	Stockholders'
	Outstanding	Stock	Surplus	Earnings	Loss	Stock	Equity
Balance at January 1, 2014	4,196,266	$4,746	$18,370	$39,118	$(1,659)	$(10,591)	$49,984
Net income				2,066			2,066
Other comprehensive income					934		934
Cash dividends at $0.44 per share				(1,847)			(1,847)
Stock-based compensation			23				23
Purchase of treasury stock	(9,656)					(173)	(173)
Treasury stock issued for stock purchase plans	3,497		(8)			67	59

Balance at June 30, 2014	4,190,107	$4,746	$18,385	$39,337	$(725)	$(10,697)	$51,046

Six Months Ended June 30, 2013

	Number				Accumulated
	of				Other		Total
	Shares	Common		Retained	Comprehensive	Treasury	Stockholders'
	Outstanding	Stock	Surplus	Earnings	Loss	Stock	Equity
Balance at January 1, 2013	4,218,361	$4,746	$18,346	$38,824	$(1,419)	$(10,200)	$50,297
Net income				2,015			2,015
Other comprehensive loss					(1,436)		(1,436)
Cash dividends at $0.44 per share				(1,857)			(1,857)
Stock-based compensation			14				14
Purchase of treasury stock	(6,000)					(108)	(108)
Treasury stock issued for stock purchase plans	2,823		(6)			54	48

Balance at June 30, 2013	4,215,184	$4,746	$18,354	$38,982	$(2,855)	$(10,254)	$48,973

See Notes to Consolidated Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Six Months Ended June 30,
	2014	2013
Operating activities:
Net income	$2,066	$2,015
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	137	166
Depreciation	240	255
Net amortization of securities premiums	266	222
Net amortization of loan origination (fees) costs	(16)	35
Deferred net loan origination costs	(52)	(38)
Amortization of core deposit intangible	22	22
Amortization of investment in low income housing partnership	239	145
Net realized gain on calls and sales of securities	(7)	(1)
Net loss (gain) on sales of other real estate owned	11	(34)
Earnings on bank owned life insurance and annuities	(191)	(205)
Deferred income tax expense	48	230
Equity in earnings of unconsolidated subsidiary, net of dividends of $27 and $25	(67)	(79)
Stock-based compensation expense	23	14
Mortgage loans originated for sale	(1,325)	(5,952)
Proceeds from loans sold to others	1,402	5,709
Gains on sales of loans	(85)	(181)
Gain from life insurance proceeds	(165)	-
(Increase) decrease in accrued interest receivable and other assets	(678)	147
Decrease in accrued interest payable and other liabilities	(148)	(500)
Net cash provided by operating activities	1,720	1,970
Investing activities:
Purchases of:
Securities available for sale	(52,832)	(34,280)
FHLB stock	(654)	(7)
Premises and equipment	(72)	(40)
Bank owned life insurance and annuities	(35)	(43)
Proceeds from:
Sales of securities available for sale	7,120	-
Maturities of and principal repayments on securities available for sale	18,681	25,042
Bank owned life insurance and annuities	4	4
Life insurance claim	615	-
Sale of other real estate owned	167	423
Sale of other assets	-	18
Investment in low income housing partnership	(335)	(317)
Net (increase) decrease in loans	(822)	1,075
Net cash used in investing activities	(28,163)	(8,125)
Financing activities:
Net increase in deposits	13,684	3,965
Net change in short-term borrowings and securities sold under agreements to repurchase	(7,736)	(1,081)
Issuance of long-term debt	22,500	-
Cash dividends	(1,847)	(1,857)
Purchase of treasury stock	(173)	(108)
Treasury stock issued for employee stock plans	59	48
Net cash provided by financing activities	26,487	967
Net increase (decrease) in cash and cash equivalents	44	(5,188)
Cash and cash equivalents at beginning of year	8,613	14,397
Cash and cash equivalents at end of period	$8,657	$9,209
Supplemental information:
Interest paid	$1,277	$1,546
Income taxes paid	50	695
Supplemental schedule of noncash investing and financing activities:
Transfer of loans to other real estate owned	$278	$78
Transfer of loans to other assets	-	18

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (U.S. GAAP) for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three month and six month periods ended June 30, 2014 are not necessarily indicative of the results for the year ending December 31, 2014. For further information, refer to the consolidated financial statements and notes thereto included in Juniata Valley Financial Corp.’s Annual Report on Form 10-K for the year ended December 31, 2013.

The Company has evaluated events and transactions occurring subsequent to the consolidated statement of financial condition date of June 30, 2014 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

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

Accounting Standards Update 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force)

Issued: January 2014

Summary:  The Update clarifies that when an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.

Effective Date and Transition:  The Amendments in this Update are effective for public business entities for annual periods and interim periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. If adopted, an entity can elect to adopt the amendments in this update using either a modified retrospective transition method or a prospective transition method. The Company is evaluating the effects this Update will have on its consolidated financial condition or results of operation.

3. Accumulated other Comprehensive loss

Components of accumulated other comprehensive loss, net of tax consisted of the following (in thousands):

	6/30/2014	12/31/2013

Unrealized gains (losses) on available for sale securities	$170	$(751)

Unrecognized expense for defined benefit pension	(895)	(908)

Accumulated other comprehensive loss	$(725)	$(1,659)

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

(Amounts, except earnings per share, in thousands)

	Three Months	Three Months
	Ended	Ended
	June 30, 2014	June 30, 2013

Net income	$1,163	$1,009
Weighted-average common shares outstanding	4,195	4,218
Basic earnings per share	$0.28	$0.24

Weighted-average common shares outstanding	4,195	4,218
Common stock equivalents due to effect of stock options	1	2
Total weighted-average common shares and equivalents	4,196	4,220
Diluted earnings per share	$0.28	$0.24

	Six Months	Six Months
	Ended	Ended
	June 30, 2014	June 30, 2013

Net income	$2,066	$2,015
Weighted-average common shares outstanding	4,196	4,218
Basic earnings per share	$0.49	$0.48

Weighted-average common shares outstanding	4,196	4,218
Common stock equivalents due to effect of stock options	-	2
Total weighted-average common shares and equivalents	4,196	4,220
Diluted earnings per share	$0.49	$0.48

5.   Securities

The Company’s investment portfolio includes primarily bonds issued by U.S. Government sponsored agencies (approximately 42%), mortgage-backed securities issued by Government-sponsored agencies and backed by residential mortgages (approximately 31%) and municipal bonds (approximately 26%) as of June 30, 2014. Most of the municipal bonds are general obligation bonds with maturities or pre-refunding dates within 5 years. The remaining 1% of the portfolio includes and a group of equity investments in other financial institutions.

The amortized cost and fair value of securities as of June 30, 2014 and December 31, 2013, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because the securities may be called or prepaid with or without prepayment penalties.

	June 30, 2014
Securities Available for Sale			Gross	Gross
	Amortized	Fair	Unrealized	Unrealized
Type and maturity	Cost	Value	Gains	Losses
Obligations of U.S. Government agencies and corporations
Within one year	$2,024	$2,042	$18	$-
After one year but within five years	50,647	50,283	164	(528)
After five years but within ten years	12,516	12,267	5	(254)
	65,187	64,592	187	(782)
Obligations of state and political subdivisions
Within one year	8,817	8,854	37	-
After one year but within five years	23,123	23,252	152	(23)
After five years but within ten years	7,233	7,342	121	(12)
After ten years	345	340	-	(5)
	39,518	39,788	310	(40)

Mortgage-backed securities	48,196	48,352	213	(57)
Equity securities	1,055	1,466	442	(31)
Total	$153,956	$154,198	$1,152	$(910)

	December 31, 2013
Securities Available for Sale			Gross	Gross
	Amortized	Fair	Unrealized	Unrealized
Type and maturity	Cost	Value	Gains	Losses
Obligations of U.S. Government agencies and corporations
Within one year	$4,177	$4,192	$15	$-
After one year but within five years	48,011	47,578	203	(636)
After five years but within ten years	27,615	26,508	-	(1,107)
	79,803	78,278	218	(1,743)
Obligations of state and political subdivisions
Within one year	8,260	8,314	55	(1)
After one year but within five years	26,027	26,098	133	(62)
After five years but within ten years	7,224	7,182	56	(98)
After ten years	350	338	-	(12)
	41,861	41,932	244	(173)

Mortgage-backed securities	4,465	4,469	7	(3)
Equity securities	1,055	1,367	366	(54)
Total	$127,184	$126,046	$835	$(1,973)

Certain obligations of the U.S. Government and state and political subdivisions are pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law. The carrying value of the pledged assets was $28,941,000 and $31,921,000 at June 30, 2014 and December 31, 2013, respectively.

In addition to cash received from the scheduled maturities of securities, some investment securities available for sale are sold or called at current market values during the course of normal operations.

Following is a summary of proceeds received from sales or calls of investment securities transactions and the resulting realized gains and losses (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Gross proceeds from sales of securities	$4,970	$-	$7,120	$-
Securities available for sale:
Gross realized gains from sold and called securities	$2	$-	$7	$1
Gross realized losses from sold and called securities	-	-	-	-

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

The following table shows gross unrealized losses and fair value, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2014 and December 31, 2013 (in thousands):

	Unrealized Losses at June 30, 2014
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. Government agencies and corporations	$6,006	$(19)	$36,334	$(763)	$42,340	$(782)
Obligations of state and political subdivisions	3,859	(9)	4,823	(31)	8,682	(40)
Mortgage-backed securities	11,008	(56)	96	(1)	11,104	(57)
Debt securities	20,873	(84)	41,253	(795)	62,126	(879)

Equity securities	-	-	283	(31)	283	(31)

Total temporarily impaired securities	$20,873	$(84)	$41,536	$(826)	$62,409	$(910)
11

	Unrealized Losses at December 31, 2013
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. Government agencies and corporations	$53,438	$(1,664)	$1,921	$(79)	$55,359	$(1,743)
Obligations of state and political subdivisions	11,496	(130)	4,301	(43)	15,797	(173)
Mortgage-backed securities	308	(3)	-	-	308	(3)
Debt securities	65,242	(1,797)	6,222	(122)	71,464	(1,919)

Equity securities	-	-	266	(54)	266	(54)

Total temporarily impaired securities	$65,242	$(1,797)	$6,488	$(176)	$71,730	$(1,973)

At June 30, 2014, 33 U.S. Government agency and corporations securities had unrealized losses that, in the aggregate, totaled 1.8% of amortized cost. Twenty-eight of these securities have been in a continuous loss position for 12 months or more.

At June 30, 2014, 23 obligations of state and political subdivisions had unrealized losses that, in the aggregate, totaled 0.5% of amortized cost. Twelve of these securities have been in a continuous loss position for 12 months or more.

At June 30, 2014, five mortgage-backed securities had an unrealized loss that totaled 0.5% of amortized cost. One of these securities has been in a continuous loss position for 12 months or more.

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

Equity securities owned by the Company consist of common stock of various financial services providers and are evaluated quarterly for evidence of other-than-temporary impairment. There were four equity securities that were in an unrealized loss position on June 30, 2014, and have carried unrealized losses for 12 months or more. Individually, none of these four equity securities have significant unrealized losses. All of these securities have increased in fair value in the preceding twelve months, and therefore are deemed to be temporarily impaired. Management has identified no other-than-temporary impairment as of, or for the periods ended June 30, 2014, June 30, 2013 and December 31, 2013 in the equity portfolio. Management continues to track the performance of each stock owned to determine if it is prudent to deem any further other-than-temporary impairment charges. The Company has the ability and intent to hold its equity securities until recovery of unrealized losses.

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

In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination, which may not be currently available to management. Based on management’s comprehensive analysis of the loan portfolio, management believes the level of the allowance for loan losses as of June 30, 2014 was adequate.

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

Loan Portfolio Classification

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of June 30, 2014 and December 31, 2013 (in thousands):

As of June 30, 2014	Pass	Special Mention	Substandard	Doubtful	Total

Commercial, financial and agricultural	$17,835	$5,667	$219	$-	$23,721
Real estate - commercial	64,716	12,806	5,150	1,535	84,207
Real estate - construction	15,037	454	2,258	525	18,274
Real estate - mortgage	125,844	5,377	3,664	1,955	136,840
Obligations of states and political subdivisions	10,879	25	-	-	10,904
Personal	4,335	63	-	-	4,398
Total	$238,646	$24,392	$11,291	$4,015	$278,344

As of December 31, 2013	Pass	Special Mention	Substandard	Doubtful	Total

Commercial, financial and agricultural	$20,388	$5,658	$235	$-	$26,281
Real estate - commercial	56,867	11,706	5,620	278	74,471
Real estate - construction	15,803	292	1,754	1,832	19,681
Real estate - mortgage	130,706	3,995	4,272	1,486	140,459
Obligations of states and political subdivisions	12,674	28	-	-	12,702
Personal	4,204	-	-	-	4,204
Total	$240,642	$21,679	$11,881	$3,596	$277,798

The Company has certain loans in its portfolio that are considered to be impaired. It is the policy of the Company to recognize income on impaired loans that have been transferred to nonaccrual status on a cash basis, only to the extent that it exceeds principal balance recovery. Until an impaired loan is placed on nonaccrual status, income is recognized on the accrual basis. Collateral analysis is performed on each impaired loan at least quarterly, and results are used to determine if a specific reserve is necessary to adjust the carrying value of each individual loan down to the estimated fair value. Generally, specific reserves are carried against impaired loans based upon estimated collateral value until a confirming loss event occurs or until termination of the credit is scheduled through liquidation of the collateral or foreclosure. Charge off will occur when a confirmed loss is identified. Professional appraisals of collateral, discounted for expected selling costs, appraisal age, economic conditions and other known factors are used to determine the charge-off amount. The following tables summarize information regarding impaired loans by portfolio class as of June 30, 2014 and December 31, 2013 (in thousands):

	As of June 30, 2014			As of December 31, 2013

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired loans
With no related allowance recorded:
Commercial, financial and agricultural	$6	$6	$-	$94	$94	$-
Real estate - commercial	998	1,005	-	2,017	2,142	-
Real estate - construction	1	64	-	504	813	-
Real estate - mortgage	3,126	4,382	-	3,353	4,751	-

With an allowance recorded:
Real estate - commercial	$1,535	$1,535	$112	$238	$238	$26
Real estate - construction	524	802	76	1,478	1,502	93
Real estate - mortgage	351	391	36	365	394	45

Total:
Commercial, financial and agricultural	$6	$6	$-	$94	$94	$-
Real estate - commercial	2,533	2,540	112	2,255	2,380	26
Real estate - construction	525	866	76	1,982	2,315	93
Real estate - mortgage	3,477	4,773	36	3,718	5,145	45
	$6,541	$8,185	$224	$8,049	$9,934	$164

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income
Impaired loans
With no related allowance recorded:
Commercial, financial and agricultural	$7	$11	$1	$144	$2	$-
Real estate - commercial	917	1	21	2,598	15	8
Real estate - construction	1	-	-	734	-	2
Real estate - mortgage	3,348	9	41	2,749	11	12

With an allowance recorded:
Real estate - commercial	$1,767	$-	$2	$124	$-	$-
Real estate - construction	526	-	-	1,547	-	-
Real estate - mortgage	355	-	-	186	-	3

Total:
Commercial, financial and agricultural	$7	$11	$1	$144	$2	$-
Real estate - commercial	2,684	1	23	2,722	15	8
Real estate - construction	527	-	-	2,281	-	2
Real estate - mortgage	3,703	9	41	2,935	11	15
	$6,921	$21	$65	$8,082	$28	$25

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income
Impaired loans
With no related allowance recorded:
Commercial, financial and agricultural	$50	$11	$1	$151	$5	$-
Real estate - commercial	1,508	12	24	2,641	42	8
Real estate - construction	253	-	-	1,087	-	2
Real estate - mortgage	3,240	24	56	2,023	11	12

With an allowance recorded:
Real estate - commercial	$887	$-	$11	$124	$-	$-
Real estate - construction	1,001	-	-	1,196	-	-
Real estate - mortgage	358	-	-	1,256	-	3

Total:
Commercial, financial and agricultural	$50	$11	$1	$151	$5	$-
Real estate - commercial	2,395	12	35	2,765	42	8
Real estate - construction	1,254	-	-	2,283	-	2
Real estate - mortgage	3,598	24	56	3,279	11	15
	$7,297	$47	$92	$8,478	$58	$25

The following table presents nonaccrual loans by classes of the loan portfolio as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Nonaccrual loans:
Commercial, financial and agricultural	$6	$10
Real estate - commercial	1,967	1,331
Real estate - construction	525	1,982
Real estate - mortgage	2,744	2,629
Total	$5,242	$5,952

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of June 30, 2014 and December 31, 2013 (in thousands):

As of June 30, 2014	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans Past Due greater than 90 Days and Accruing

Commercial, financial and agricultural	$2	$29	$6	$37	$23,684	$23,721	$-
Real estate - commercial	368	550	1,966	2,884	81,323	84,207	-
Real estate - construction	22	105	356	483	17,791	18,274	1
Real estate - mortgage	866	1,192	2,820	4,878	131,962	136,840	435
Obligations of states and political subdivisions	-	-	-	-	10,904	10,904	-
Personal	5	11	-	16	4,382	4,398	-
Total	$1,263	$1,887	$5,148	$8,298	$270,046	$278,344	$436

As of December 31, 2013	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans Past Due greater than 90 Days and Accruing

Commercial, financial and agricultural	$19	$-	$10	$29	$26,252	$26,281	$-
Real estate - commercial	35	1,092	947	2,074	72,397	74,471	61
Real estate - construction	239	7	1,801	2,047	17,634	19,681	-
Real estate - mortgage	1,239	2,130	2,585	5,954	134,505	140,459	251
Obligations of states and political subdivisions	-	-	-	-	12,702	12,702	-
Personal	23	1	-	24	4,180	4,204	-
Total	$1,555	$3,230	$5,343	$10,128	$267,670	$277,798	$312

The following table summarizes information regarding troubled debt restructurings by loan portfolio class at June 30, 2014 and December 31, 2013, in thousands of dollars.

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment
As of June 30, 2014
Accruing troubled debt restructurings:
Real estate - mortgage	6	$723	$758	$737
	6	$723	$758	$737
As of December 31, 2013
Accruing troubled debt restructurings:
Real estate - commercial	1	$64	$64	$61
Real estate - mortgage	6	694	729	714
	7	$758	$793	$775

The Company’s troubled debt restructurings are also impaired loans, which may result in a specific allocation and subsequent charge-off if appropriate. As of June 30, 2014, there were no specific reserves or charge-offs relating to the troubled debt restructurings. The amended terms of the restructured loans vary, whereby interest rates have been reduced, principal payments have been reduced or deferred for a period of time and/or maturity dates have been extended.

The following table summarizes loans whose terms have been modified resulting in troubled debt restructurings during the three and six months ended June 30, 2014 and June 30, 2013, in thousands of dollars:

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment
Three months ended June 30, 2014
Accruing troubled debt restructurings:
Real estate - mortgage	1	$49	$49	$47
	1	$49	$49	$47
Six months ended June 30, 2014
Accruing troubled debt restructurings:
Real estate - mortgage	1	$49	$49	$47
	1	$49	$49	$47

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment
Three months ended June 30, 2013
Accruing troubled debt restructurings:
Real estate - commercial	1	$64	$64	$61
Real estate - mortgage	3	136	158	148
	4	$200	$222	$209
Six months ended June 30, 2013
Accruing troubled debt restructurings:
Real estate - commercial	1	$64	$64	$61
Real estate - mortgage	4	500	529	519
	5	$564	$593	$580

One restructured loan with a balance of $370,000 was delinquent in excess of 90 days with respect to the terms of the restructuring as of June 30, 2014 and has been placed in non-accrual status. There have been no defaults of troubled debt restructurings that took place during the three or six months ended June 30, 2014 and 2013 within 12 months of restructure.

The following tables summarize the activity in the allowance for loan losses and related investments in loans receivable (in thousands):

As of, and for the period ended, June 30, 2014

	Commercial, financial and agricultural	Real estate - commercial	Real estate - construction	Real estate - mortgage	Obligations of states and political subdivisions	Personal	Total
Allowance for loan losses:
Beginning balance, April 1, 2014	$250	$615	$172	$1,223	$-	$40	$2,300
Charge-offs	(1)	(5)	-	(58)	-	-	(64)
Recoveries	1	4	-	-	-	-	5
Provisions	(25)	75	23	43	-	1	117
Ending balance, June 30, 2014	$225	$689	$195	$1,208	$-	$41	$2,358

Beginning balance, January 1, 2014	$253	$534	$212	$1,246	$-	$42	$2,287
Charge-offs	(2)	(5)	-	(63)	-	(3)	(73)
Recoveries	3	4	-	-	-	-	7
Provisions	(29)	156	(17)	25	-	2	137
Ending balance, June 30, 2014	$225	$689	$195	$1,208	$-	$41	$2,358

	Commercial, financial and agricultural	Real estate - commercial	Real estate - construction	Real estate - mortgage	Obligations of states and political subdivisions	Personal	Total
Allowance for loan losses:
Ending balance	$225	$689	$195	$1,208	$-	$41	$2,358
evaluated for impairment
individually	$-	$112	$76	$36	$-	$-	$224
collectively	$225	$577	$119	$1,172	$-	$41	$2,134

Loans:
Ending balance	$23,721	$84,207	$18,274	$136,840	$10,904	$4,398	$278,344
evaluated for impairment
individually	$6	$2,533	$525	$3,477	$-	$-	$6,541
collectively	$23,715	$81,674	$17,749	$133,363	$10,904	$4,398	$271,803

As of, and for the period ended, June 30, 2013

	Commercial, financial and agricultural	Real estate - commercial	Real estate - construction	Real estate - mortgage	Obligations of states and political subdivisions	Personal	Total
Allowance for loan losses:
Beginning balance, April 1, 2013	$193	$470	$221	$1,385	$-	$47	$2,316
Charge-offs	(4)	-	-	(22)	-	(3)	(29)
Recoveries	-	-	-	-	-	2	2
Provisions	11	84	37	(46)	-	-	86
Ending balance, June 30, 2013	$200	$554	$258	$1,317	$-	$46	$2,375

Beginning balance, January 1, 2013	$179	$463	$202	$2,387	$-	$50	$3,281
Charge-offs	(4)	-	-	(1,060)	-	(13)	(1,077)
Recoveries	-	-	-	-	-	5	5
Provisions	25	91	56	(10)	-	4	166
Ending balance, June 30, 2013	$200	$554	$258	$1,317	$-	$46	$2,375

	Commercial, financial and agricultural	Real estate - commercial	Real estate - construction	Real estate - mortgage	Obligations of states and political subdivisions	Personal	Total
Allowance for loan losses:
Ending balance	$200	$554	$258	$1,317	$-	$46	$2,375
evaluated for impairment
individually	$-	$72	$149	$118	$-	$-	$339
collectively	$200	$482	$109	$1,199	$-	$46	$2,036

Loans:
Ending balance	$20,336	$72,146	$20,094	$147,038	$10,953	$4,693	$275,260
evaluated for impairment
individually	$142	$2,858	$2,363	$3,930	$-	$-	$9,293
collectively	$20,194	$69,288	$17,731	$143,108	$10,953	$4,693	$265,967

As of December 31, 2013

	Commercial, financial and agricultural	Real estate - commercial	Real estate - construction	Real estate - mortgage	Obligations of states and political subdivisions	Personal	Total
As of December 31, 2013
Allowance for loan losses:
Ending balance	$253	$534	$212	$1,246	$-	$42	$2,287
evaluated for impairment
individually	$-	$26	$93	$45	$-	$-	$164
collectively	$253	$508	$119	$1,201	$-	$42	$2,123

Loans:
Ending balance	$26,281	$74,471	$19,681	$140,459	$12,702	$4,204	$277,798
evaluated for impairment
individually	$94	$2,255	$1,982	$3,718	$-	$-	$8,049
collectively	$26,187	$72,216	$17,699	$136,741	$12,702	$4,204	$269,749

7. Acquisition

On September 8, 2006, the Company completed the acquisition of a branch office in Richfield, PA. The acquisition included real estate, deposits and loans. The assets and liabilities of the acquired branch office were recorded on the consolidated statement of financial condition at their estimated fair values as of September 8, 2006, and its results of operations have been included in the consolidated statements of income since such date.

Included in the purchase price of the branch was goodwill and core deposit intangible of $2,046,000 and $449,000, respectively. The core deposit intangible is being amortized over a ten-year period on a straight line basis. Core deposit amortization expense was $11,000 and $22,000 in each three and six month periods ending June 30, 2014 and 2013, respectively. Accumulated amortization of core deposit intangible through June 30, 2014 was $352,000. The goodwill is not amortized, but is measured annually for impairment or more frequently if certain events occur which might indicate goodwill has been impaired. There was no impairment of goodwill during either of the six month periods ended June 30, 2014 or 2013.

8. Investment in Unconsolidated Subsidiary

The Company owns 39.16% of the outstanding common stock of Liverpool Community Bank (LCB), Liverpool, PA. This investment is accounted for under the equity method of accounting and is being carried at $4,250,000 as of June 30, 2014. The Company increases its investment in LCB for its share of earnings and decreases its investment by any dividends received from LCB. The investment is evaluated quarterly for impairment. A loss in value of the investment which is determined to be other than a temporary decline would be recognized as a loss in the period in which such determination is made. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of LCB to sustain an earnings capacity which would justify the current carrying value of the investment. There was no impairment of goodwill during either of the six month periods ended June 30, 2014 or 2013.

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

A description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy, is set forth below.

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

The following table summarizes financial assets and financial liabilities measured at fair value as of June 30, 2014 and December 31, 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands). There were no transfers of assets between fair value Level 1 and Level 2 during the six months ended June 30, 2014.

		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	June 30,	for Identical	Observable	Unobservable
	2014	Assets	Inputs	Inputs
Measured at fair value on a recurring basis:
Debt securities available-for-sale:
Obligations of U.S. Government agencies and corporations	$64,592	$-	$64,592	$-
Obligations of state and political subdivisions	39,788	-	39,788	-
Mortgage-backed securities	48,352	-	48,352	-
Equity securities available-for-sale	1,466	1,466	-	-

Measured at fair value on a non-recurring basis:
Impaired loans	3,120	-	-	3,120
Other real estate owned	50	-	-	50
Mortgage servicing rights	175	-	-	175

		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	December 31,	for Identical	Observable	Unobservable
	2013	Assets	Inputs	Inputs
Measured at fair value on a recurring basis:
Debt securities available-for-sale:
Obligations of U.S. Government agencies and corporations	$78,278	$-	$78,278	$-
Obligations of state and political subdivisions	41,932	-	41,932	-
Mortgage-backed securities	4,469	-	4,469	-
Equity securities available-for-sale	1,367	1,367	-	-

Measured at fair value on a non-recurring basis:
Impaired loans	3,300	-	-	3,300
Other real estate owned	50	-	-	50
Mortgage servicing rights	167	-	-	167

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs have been used to determine fair value:

June 30, 2014	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average

Impaired loans	$3,120	Appraisal of collateral (1)	Appraisal and liquidation adjustments (2)	(7)% - (15)%	(12)%

Other real estate owned	50	Appraisal of collateral (1)	Appraisal and liquidation adjustments (2)	0%	0%

Mortgage servicing rights	175	Multiple of annual servicing fee	Estimated pre-payment speed, based on rate and term	300% - 400%	354%

December 31, 2013	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
Impaired loans	$3,300	Appraisal of collateral (1)	Appraisal and liquidation adjustments (2)	(7)% - (10)%	(9.0)%

Other real estate owned	50	Appraisal of collateral (1)	Appraisal and liquidation adjustments (2)	0%	0%

Mortgage servicing rights	167	Multiple of annual servicing fee	Estimated pre-payment speed, based on rate and term	300% - 400%	326%

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

 Loans – For variable-rate loans that reprice frequently and which entail no significant changes in credit risk, carrying values approximated fair value. Substantially all commercial loans and real estate mortgages are variable rate loans. The fair value of other loans (i.e. consumer loans and fixed-rate real estate mortgages) is estimated by calculating the present value of the cash flow difference between the current rate and the market rate, for the average maturity, discounted quarterly at the market rate.

Fixed rate time deposits - The estimated fair value is determined by discounting the contractual future cash flows, using the rates currently offered for deposits of similar remaining maturities.

Long term debt and other interest bearing liabilities – The fair value is estimated using discounted cash flow analysis, based on incremental borrowing rates for similar types of arrangements.

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

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

Financial Instruments

(in thousands)

	June 30, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and due from banks	$8,617	$8,617	$8,570	$8,570
Interest bearing deposits with banks	40	40	43	43
Interest bearing time deposits with banks	249	249	249	250
Securities	154,198	154,198	126,046	126,046
Restricted investment in FHLB stock	2,621	2,621	1,967	1,967
Loans, net of allowance for loan losses	275,986	282,431	275,511	282,226
Mortgage servicing rights	175	175	167	167
Accrued interest receivable	1,552	1,552	1,529	1,529

Financial liabilities:
Non-interest bearing deposits	78,138	78,138	74,611	74,611
Interest bearing deposits	315,191	317,929	305,034	308,414
Securities sold under agreements to repurchase	3,561	3,561	5,397	5,397
Short-term borrowings	2,500	2,500	8,400	8,400
Long-term debt	22,500	22,655	-	-
Other interest bearing liabilities	1,381	1,391	1,356	1,358
Accrued interest payable	320	320	287	287

Off-balance sheet financial instruments:
Commitments to extend credit	-	-	-	-
Letters of credit	-	-	-	-

The following presents the carrying amount, fair value and placement in the fair value hierarchy of the Company’s financial instruments not previously disclosed as of June 30, 2014 and December 31, 2013. This table excludes financial instruments for which the carrying amount approximates fair value (in thousands).

			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices in
			Active Markets	Significant	Significant
			for Identical	Other	Other
	Carrying		Assets or	Observable	Unobservable
	Amount	Fair Value	Liabilities	Inputs	Inputs
June 30, 2014
Financial instruments - Assets
Interest bearing time deposits with banks	$249	$249	$-	$249	$-
Loans, net of allowance for loan losses	275,986	282,431	-	-	282,431
Financial instruments - Liabilities
Interest bearing deposits	315,191	317,929	-	317,929	-
Long-term debt	22,500	22,655		22,655
Other interest bearing liabilities	1,381	1,391	-	1,391	-

			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices in
			Active Markets	Significant	Significant
			for Identical	Other	Other
	Carrying		Assets or	Observable	Unobservable
	Amount	Fair Value	Liabilities	Inputs	Inputs
December 31, 2013
Financial instruments - Assets
Interest bearing time deposits with banks	$249	$250	$-	$250	$-
Loans, net of allowance for loan losses	275,511	282,226	-	-	282,226
Financial instruments - Liabilities
Interest bearing deposits	305,034	308,414	-	308,414	-
Other interest bearing liabilities	1,356	1,358	-	1,358	-

10. Defined Benefit Retirement Plan

The Company sponsors a defined benefit retirement Plan (the “Plan”) which covers substantially all of its employees employed prior to December 31, 2007. As of January 1, 2008, the Plan was amended to close the Plan to new entrants. All active participants as of December 31, 2007 became 100% vested in their accrued benefit and, as long as they remained eligible, continued to accrue benefits until December 31, 2012. The benefits are based on years of service and the employee’s compensation. Effective December 31, 2012, the Plan was amended (frozen) to cease future service accruals after that date. The Company’s funding policy is to contribute annually no more than the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide for benefits attributed to service through December 31, 2012. The Company has made no contributions in the first six months of 2014 and does not expect to contribute to the Plan in the remainder of 2014. Pension expense included the following components for the three and six month periods ended June 30, 2014 and 2013:

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Components of net periodic pension cost
Interest cost	$107	$99	$213	$198
Expected return on plan assets	(130)	(140)	(259)	(280)
Recognized net actuarial loss	10	51	20	102
Net periodic pension (income) cost	(13)	10	(26)	20

Amortization of net actuarial loss recognized in other comprehensive income (loss)	$(10)	$(51)	$(20)	$(102)

Total recognized in net periodic pension cost and other comprehensive income (loss)	$(23)	$(41)	$(46)	$(82)

11. Commitments, Contingent Liabilities and Guarantees

In the ordinary course of business, the Company makes commitments to extend credit to its customers through letters of credit, loan commitments and lines of credit. At June 30, 2014, the Company had $38,846,000 outstanding in loan commitments and other unused lines of credit extended to its customers as compared to $40,989,000 at December 31, 2013.

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its letters of credit. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, letters of credit have expiration dates within one year of issuance. The credit risk involved in issuing letters of credit is essentially the same as the risks that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. The Company had outstanding $1,166,000 and $1,199,000 of letters of credit commitments as of June 30, 2014 and December 31, 2013, respectively. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of June 30, 2014 for payments under letters of credit issued was not material. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk.

Additionally, the Company has committed to fund and sell qualifying residential mortgage loans to the Federal Home Loan Bank of Pittsburgh in the total amount of $15,000,000. As of June 30, 2014, $12,886,000 remains to be delivered on that commitment, of which $97,000 has been committed to borrowers.

12. Subsequent Event

In July 2014, the Board of Directors declared a dividend of $0.22 per share to shareholders of record on August 15, payable on September 2, 2014.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements:

The information contained in this Quarterly Report on Form 10-Q contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder) including statements which are not historical facts or address trends or management's intentions, plans, beliefs, expectations or opinions.  Such forward looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward looking statements including, without limitation:

•	the impact of adverse changes in the economy and real estate markets, including protracted periods of low-growth and sluggish loan demand;
•	the effect of market interest rates, particularly a continuing period of low market interest rates, and relative balances of rate-sensitive assets to rate-sensitive liabilities, on net interest margin and net interest income; the effect of competition on rates of deposit and loan growth and net interest margin;
•	increases in non-performing assets, which may result in increases in the allowance for credit losses, loan charge-offs and elevated collection and carrying costs related to such non-performing assets;

•	other income growth, including the impact of regulatory changes which have reduced debit card interchange revenue;
•	investment securities gains and losses, including other than temporary declines in the value of securities which may result in charges to earnings;
•	the level of other expenses, including salaries and employee benefit expenses;
•	the increasing time and expense associated with regulatory compliance and risk management;
•	the uncertainty and lack of clear regulatory guidance associated with the delay in implementing many of the regulations mandated by the Dodd Frank Act; and
•	capital and liquidity strategies, including the expected impact of the capital and liquidity requirements proposed by the Basel III standards.

Juniata Valley undertakes no obligation to publicly update or revise forward looking information, whether as a result of new or updated information, future events or otherwise.  For a more complete discussion of certain risks, uncertainties and other factors affecting the Company, refer to the Company’s Risk Factors, contained in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, and Item 1A of Part II of this Quarterly Report on Form 10-Q, a copy of which may be obtained from the Company upon request and without charge (except for the exhibits thereto).

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

General:

The following discussion relates to the consolidated financial condition of the Company as of June 30, 2014, as compared to December 31, 2013, and the consolidated results of operations for the three and six months ended June 30, 2014, compared to the same periods in 2013. This discussion should be read in conjunction with the interim consolidated financial statements and related notes included herein.

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

Financial Condition:

Total assets as of June 30, 2014, were $478.1 million, an increase of 6.5% compared to December 31, 2013. Comparing the balances at June 30, 2014 and December 31, 2013, deposits increased by $13.7 million, with non-interest bearing deposits increasing by $3.5 million and interest-bearing deposits increasing by $10.2 million. The Company’s investment portfolio grew by $28.2 million and borrowings increased by $14.8 million.

The table below shows changes in deposit volumes by type of deposit (in thousands of dollars) between December 31, 2013 and June 30, 2014.

	June 30,	December 31,	Change
	2014	2013	$	%
Deposits:
Demand, non-interest bearing	$78,138	$74,611	$3,527	4.7%
NOW and money market	100,358	89,867	10,491	11.7
Savings	66,395	60,761	5,634	9.3
Time deposits, $100,000 and more	29,514	30,995	(1,481)	(4.8)
Other time deposits	118,924	123,411	(4,487)	(3.6)
Total deposits	$393,329	$379,645	$13,684	3.6%

Overall, total loans increased only slightly, between December 31, 2013 and June 30, 2014, as shown in the table below (in thousands of dollars). Increases in commercial real estate activity somewhat offset the reduction that continued to occur in the residential and construction portfolios.

	June 30,	December 31,	Change
	2014	2013	$	%
Loans:
Commercial, financial and agricultural	$23,721	$26,281	$(2,560)	(9.7)%
Real estate - commercial	84,207	74,471	9,736	13.1
Real estate - construction	18,274	19,681	(1,407)	(7.1)
Real estate - mortgage	136,840	140,459	(3,619)	(2.6)
Obligations of states and political subdivisions	10,904	12,702	(1,798)	(14.2)
Personal	4,398	4,204	194	4.6
Total loans	$278,344	$277,798	$546	0.2%

A summary of the activity in the allowance for loan losses for each of the six-month periods ended June 30, 2014 and 2013 (in thousands) is presented below.

	Periods Ended June 30,
	2014	2013
Balance of allowance - January 1	$2,287	$3,281
Loans charged off	(73)	(1,077)
Recoveries of loans previously charged off	7	5
Net charge-offs	(66)	(1,072)
Provision for loan losses	137	166
Balance of allowance - end of period	$2,358	$2,375

Ratio of net charge-offs during period to average loans outstanding	0.02%	0.39%

During the first six months of 2014, the Company recorded charge-offs of $73,000, slightly offset by $7,000 in recoveries.

As of June 30, 2014, 45 loans, with aggregate outstanding balances of $6,541,000, were individually evaluated for impairment. A collateral analysis was performed on each of these 45 loans in order to establish a portion of the reserve needed to carry impaired loans at fair value. As a result, six loans were determined to have insufficient collateral, and specific reserves, totaling $224,000, were established for the six impaired loans.

Management believes that the specific reserves carried are adequate to cover potential future losses related to these relationships. There are no other material loans classified as loss, doubtful, substandard, or special mention which management expects to significantly impact future operating results, liquidity or capital resources.

Following is a summary of the Bank’s non-performing loans on June 30, 2014 as compared to December 31, 2013. Included with the non-accrual loans as of June 30, 2014 is one restructured loan with a balance of $370,000.

(Dollar amounts in thousands)

	As of and for the	As of and for the
	six months ended	year ended
	June 30, 2014	December 31, 2013
Non-performing loans
Non-accrual loans	$5,242	$5,952
Accruing loans past due 90 days or more	436	251
Total	$5,678	$6,203

Average loans outstanding	$275,888	$276,737

Ratio of non-performing loans to average loans outstanding	2.06%	2.24%

During the second quarter of 2014, the Company issued long-term debt in the amount of $22,500,000, with maturities ranging from two years to five years, at rates ranging from 0.63% to 2.0%. The funds were used to purchase investment securities with similar projected average lives.

Stockholders’ equity increased from December 31, 2013 to June 30, 2014 by $1,062,000, or 2.1%. The market value of securities available for sale increased on June 30, 2014 compared to December 31, 2013, resulting in an increase of $921,000, net of taxes. Additionally, there was an adjustment to other comprehensive income of $13,000 to record the amortization of the net actuarial loss of the Company’s defined benefit retirement plan. Treasury shares repurchased, net of shares reissued, reduced shareholders’ equity by $114,000. The Company’s net income exceeded dividends paid by $219,000.

Subsequent to June 30, 2014, the following event took place:

On July 15, 2013, the Board of Directors declared a cash dividend of $0.22 per share to shareholders of record on August 15, 2014, payable on September 2, 2014.

Comparison of the Three Months Ended June 30, 2014 and 2013

Operations Overview:

Net income for the second quarter of 2014 was $1,163,000, an increase of $154,000, or 15.2% when compared to the second quarter of 2013. The increase was due primarily to higher net interest income and non-interest income recorded in the second quarter of 2014 as compared to the same period in 2013, partially offset by higher provision for loan losses, non-interest expense and provision for taxes recorded during the 2014 period. Basic and diluted earnings per share were $0.28 in the second quarter of 2014, as compared to the $0.24 reported in the second quarter of 2013, representing a 16.7% increase. Presented below are selected key ratios for the two periods:

	Three Months Ended
	June 30,
	2014	2013
Return on average assets (annualized)	0.97%	0.89%
Return on average equity (annualized)	9.23%	8.03%
Average equity to average assets	10.56%	11.14%

Non-interest income, excluding securities gains, as a percentage of average assets (annualized)	0.98%	0.94%
Non-interest expense as a percentage of average assets (annualized)	2.85%	2.95%

The discussion that follows further explains changes in the components of net income when comparing the second quarter of 2014 with the second quarter of 2013.

Net Interest Income:

Net interest income was $3,642,000 for the second quarter of 2014, as compared to $3,432,000 in the same quarter in 2013. Average earning assets increased by 6.8%, and the net interest margin, on a fully tax equivalent basis, decreased by 3 basis points.

Interest on loans decreased $45,000, or 1.2%, in the second quarter of 2014 as compared to the same period in 2013. A decrease of 16 basis points in the average weighted yield on loans reduced interest income by approximately $90,000. An increase in average loans outstanding of $4.6 million increased interest income by $45,000.

Interest earned on investment securities increased $202,000 in the second quarter of 2014 as compared to the second quarter of 2013, with average balances increasing $23.7 million during the period. Of the $202,000 increase, $92,000 was due to the increase in average balances, while $110,000 was due to yield increases. The overall pre-tax yield on the investment securities portfolio increased during the period by 31 basis points.

Total average earning assets during the second quarter of 2014 were $436.3 million, compared to $408.6 million during the second quarter of 2013, yielding 3.97% in 2014 versus 4.09% in 2013. Average interest-bearing liabilities increased by $18.3 million, and average non-interest bearing deposits increased by $8.7 million. The increase in average interest-bearing liabilities was the result of adding long-term debt during the quarter. The cost to fund interest bearing liabilities dropped by 12 basis points, to 0.79%, in the second quarter of 2014 compared to the second quarter of 2013.

Net interest margin on a fully tax-equivalent basis for the second quarter of 2014 was 3.47%. For the same period in 2013, the fully-tax equivalent net interest margin was 3.50%.

AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

(Dollars in thousands)

	Three Months Ended			Three Months Ended
	June 30, 2014			June 30, 2013
	Average		Yield/	Average		Yield/	Increase (Decrease) Due To (6)
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate	Volume	Rate	Total
ASSETS
Interest earning assets:
Taxable loans (5)	$256,094	$3,508	5.48%	$254,433	$3,571	5.62%	$23	$(86)	$(63)
Tax-exempt loans	20,346	154	3.04	17,456	136	3.13	22	(4)	18
Total loans	276,440	3,662	5.30	271,889	3,707	5.46	45	(90)	(45)
Taxable investment securities	121,234	535	1.77	93,301	312	1.34	108	115	223
Tax-exempt investment securities	33,696	126	1.50	37,880	147	1.56	(16)	(5)	(21)
Total investment securities	154,930	661	1.71	131,181	459	1.40	92	110	202
								-	-
Interest bearing deposits	3,393	1	0.12	5,564	7	0.50	(1)	(5)	(6)
Federal funds sold	1,521	1	0.26	-	-		-	1	1
Total interest earning assets	436,284	4,325	3.97	408,634	4,173	4.09	136	16	152

Other assets (7)	41,296			42,471
Total assets	$477,580			$451,105

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Interest bearing demand deposits (2)	$99,085	44	0.18	$96,421	42	0.17	1	1	2
Savings deposits	66,848	16	0.10	60,546	15	0.10	2	(1)	1
Time deposits	149,674	548	1.47	163,455	679	1.67	(54)	(77)	(131)
Short-term and long-term borrowings and other interest bearing liabilities	28,642	75	1.05	5,540	5	0.37	48	22	70
Total interest bearing liabilities	344,249	683	0.79	325,962	741	0.91	(3)	(55)	(58)

Non-interest bearing liabilities:
Demand deposits	78,970			70,316
Other	3,937			4,586
Stockholders' equity	50,424			50,241
Total liabilities and stockholders' equity	$477,580			$451,105
Net interest income and net interest rate spread		$3,642	3.18%		$3,432	3.18%	$139	$71	$210
Net interest margin on interest earning assets (3)			3.34%			3.36%
Net interest income and net interest margin-Tax equivalent basis (4)		$3,786	3.47%		$3,578	3.50%

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

Provision for Loan Losses:

In the second quarter of 2014, the provision for loan losses was $117,000, as compared to a provision of $86,000 in the second quarter of 2013. Management regularly reviews the adequacy of the loan loss reserve and makes assessments as to specific loan impairment, historical charge-off expectations, general economic conditions in the Bank’s market area, specific loan quality and other factors. As of June 30, 2014, non-performing loans as a percentage of average outstanding loans was 2.06%, improved from 2.24% on December 31, 2013 and from 2.88% one year ago on June 30, 2013. The improvement in non-performing loans has had a positive effect on the adequacy of the allowance for loan losses, but was offset by specific reserves assigned to two impaired loans due to aging collateral appraisals. It is the Company’s policy to discount appraisals on collateral securing impaired loans, based on the age of the valuation. See the earlier discussion in the Financial Condition section, explaining the information used to determine the provision.

Non-interest Income:

Non-interest income in the second quarter of 2014 was $1,170,000, compared to $1,055,000 in the second quarter of 2013, representing an increase of $115,000, or 10.9%.

Most significantly impacting non-interest income in the second quarter of 2014 was a gain of $165,000 from death benefits related to bank-owned life insurance. There was no such occurrence in the second quarter of 2013. Another non-recurring item in the second quarter of 2014 was a lump-sum fee of $40,000 collected on a terminated trust relationship, resulting in elevated trust fees for that period.

The Company began originating mortgages to sell on the secondary market while retaining the servicing rights as a strategic objective early in 2012 and has been successful in building a servicing portfolio of approximately $19.4 million as of June 30, 2014. The mortgage servicing right asset, as of June 30, 2014, was $175,000. Gains on the sale of mortgage loans is made up of origination and servicing fees collected from the buyer, origination points collected from the borrower and an adjustment to the fair value of the mortgage servicing rights asset. In the second quarter of 2014, the total net gain on the sale of mortgage loans was $56,000, a decrease of $29,000, or 34.1%, from the second quarter of 2013, when origination activity was higher. Fees derived from loan activity was likewise lower in the second quarter of 2014 as compared to the same period one year ago, as the number of consumer loans originated for sale declined.

Commissions from sales of non-deposit products in the second quarter of 2014 were $15,000, or 14.6%, less than in the same quarter of the previous year. Trust fee income was $46,000, or 54.1%, higher in the second quarter of 2014 as compared to the second quarter of 2013, due to the aforementioned fee collected from a trust account termination. Investment management and trust services revenue is impacted by fluctuations in the securities market, as trust revenues are based on the value of the underlying investment portfolios. In a sustained low-rate environment, trust revenues may be adversely affected.

Fees derived from electronic payment activity through the use of debit cards increased in the second quarter of 2014 by 4.9% over the second quarter of 2013, while other customer service fees declined by 6.5%. The decline in customer service fees relates to fewer occurrences of customer deposit account overdrafts. Earnings on bank-owned life insurance (BOLI) and annuities declined in the second quarter of 2014 by 13%, due to the reduction in BOLI policies and matured annuities.

As a percentage of average assets, annualized non-interest income, exclusive of net gains on the sale of securities, was 0.98% in the second quarter of 2014 as compared to 0.94% in the second quarter of 2013.

Non-interest Expense:

Total non-interest expense was $3,401,000 in the second quarter of 2014, an increase of $71,000, or 2.1%, as compared to the second quarter of 2013. The increase in non-interest expense related primarily to increased compensation expense. Full-time equivalent employment increased slightly in the second quarter of 2014 as compared to the previous year’s second quarter, and company-wide annual salary adjustments occurred early in the second quarter. Employee compensation expense increased by 7.9% in the second quarter of 2014 compared to the previous year’s second quarter. Employee benefits decreased by 5.5% in the second quarter of 2014, due primarily to decreased costs related to the defined benefit retirement plan that was frozen as of December 31, 2012 and reduced accruals for claims in the Company’s self-funded medical insurance plan. Losses on sales of properties carried as other real estate owned was $29,000 in the second quarter of 2014, as compared to a net gain in the second quarter of 2013 of $8,000. Costs associated with assets in foreclosure, included in other non-interest expense, increased by $12,000, or 50.0%, in the second quarter of 2014 as compared to the same period in 2013.

As a percentage of average assets, annualized non-interest expense was 2.85% in the second quarter of 2014 compared to 2.95% in the second quarter of 2013.

Provision for income taxes:

Income tax expense in the second quarter of 2014 was $131,000 as compared to the $62,000 recorded in the second quarter of 2013. Beginning in the second quarter of 2013, the Company qualified for a federal tax credit for its low-income housing project investment, and the tax provisions for each period reflect the application of the tax credit. The tax credit recorded in the second quarter of 2014 was $144,000, offsetting $275,000 in regular tax expense; in the second quarter of 2013, the tax credit applied was $185,000, offsetting $247,000 in regular tax expense. For the second quarter of 2014, the tax credit lowered the effective tax rate from 21.2% to 10.1%. In the second quarter of 2013, when earnings from tax-exempt sources were lower, the effective tax rate was lowered from 23.1% to 5.8%.

Comparison of the Six Months Ended June 30, 2014 and 2013

Operations Overview:

Net income for the first six months of 2014 was $2,066,000, an increase of $51,000, or 2.5%, compared to the first six months of 2013. The increase was due primarily to higher net interest income and lower provision for loan losses and income tax expense recorded in the first half of 2014 as compared to the same period in 2013, offset partially by lower non-interest income and higher non-interest expense recorded during the 2014 period. Basic and diluted earnings per share were $0.49 in the first six months of 2014, representing an increase of 2.1% from the $0.48 earned in the first six months of 2013. Annualized return on average equity for the first six months in 2014 was 8.20%, compared to the ratio for the same period in the prior year of 8.04%, an increase of 2.0%. For the six months ended June 30, annualized return on average assets was 0.89% in 2014, versus 0.90% in 2013.

Presented below are selected key ratios for the two periods:

	Six Months Ended
	June 30,
	2014	2013
Return on average assets (annualized)	0.89%	0.90%
Return on average equity (annualized)	8.20%	8.04%
Average equity to average assets	10.91%	11.18%

Non-interest income, excluding securities gains, as a percentage of average assets (annualized)	0.90%	0.95%
Non-interest expense as a percentage of average assets (annualized)	2.92%	2.84%

The discussion that follows explains changes in the components of net income when comparing the first six months of 2014 with the first six months of 2013.

Net Interest Income:

Net interest income was $7,051,000 for the first six months of 2014, as compared to $6,813,000 in the same period in 2013. Average earning assets increased by $14.4 million, or 3.5%, while the net interest margin on a fully tax equivalent basis decreased by 1 basis point.

On average, loans outstanding increased by $2.5 million, or 0.9%. Interest on loans decreased $185,000, or 2.5%, in the first six months of 2014 as compared to the same period in 2013. An average weighted yield decrease of 19 basis points lowered interest income by approximately $217,000, while the higher volume of loans partially offset that decrease by $32,000.

Interest earned on investment securities increased $239,000 in the first six months of 2014 as compared to 2013, with average balances increasing $13.7 million during the period. The overall pre-tax yield on the investment securities portfolio increased during the period by 20 basis points.

Average interest-bearing liabilities increased by $5.8 million, and average non-interest bearing deposits grew by $8.7 million. The cost of interest bearing liabilities fell by 13 basis points as a result of the lower general rate environment and the shift in the mix of interest bearing liabilities.

Total average earning assets during the first six months of 2014 were $420.7 million, compared to $406.3 million during the first six months of 2013, yielding 3.98% in 2014 versus 4.10% in 2013. Funding costs for the earning assets were 0.63% and 0.75% for the first six months of 2014 and 2013, respectively. Net interest margin on a fully tax-equivalent basis for the first six months of 2014 was 3.49%. For the same period in 2013, the fully-tax equivalent net interest margin was 3.50%.

AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

(Dollars in thousands)

	Six Months Ended			Six Months Ended
	June 30, 2014			June 30, 2013
	Average		Yield/	Average		Yield/	Increase (Decrease) Due To (6)
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate	Volume	Rate	Total
ASSETS
Interest earning assets:
Taxable loans (5)	$254,815	$6,900	5.42%	$255,246	$7,118	5.59%	$(12)	$(206)	$(218)
Tax-exempt loans	21,073	312	2.99	18,134	279	3.10	44	(11)	33
Total loans	275,888	7,212	5.23	273,380	7,397	5.42	32	(217)	(185)
Taxable investment securities	106,995	890	1.66	90,596	609	1.35	121	161	282
Tax-exempt investment securities	34,361	256	1.49	37,107	298	1.61	(21)	(22)	(43)
Total investment securities	141,356	1,146	1.62	127,703	907	1.42	100	139	239
								-	-
Interest bearing deposits	2,498	2	0.16	5,194	13	0.48	(5)	(5)	(10)
Federal funds sold	917	1	0.22	-	-		-	-	1
Total interest earning assets	420,659	8,361	3.98	406,277	8,317	4.10	127	(83)	44

Other assets (7)	41,447			41,968
Total assets	$462,106			$448,245

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Interest bearing demand deposits (2)	$95,299	80	0.17	$94,370	79	0.17	1	-	1
Savings deposits	65,012	32	0.10	59,331	38	0.13	3	(9)	(6)
Time deposits	151,402	1,117	1.49	165,141	1,376	1.68	(109)	(150)	(259)
Short-term and long term borrowings and other interest bearing liabilities	18,433	81	0.89	5,501	11	0.40	47	23	70
Total interest bearing liabilities	330,146	1,310	0.81	324,343	1,504	0.94	(58)	(136)	(194)

Non-interest bearing liabilities:
Demand deposits	77,558			68,904
Other	4,001			4,874
Stockholders' equity	50,401			50,124
Total liabilities and stockholders' equity	$462,106			$448,245
Net interest income and net interest rate spread		$7,051	3.17%		$6,813	3.16%	$185	$53	$238
Net interest margin on interest earning assets (3)			3.35%			3.35%
Net interest income and net interest margin-Tax equivalent basis (4)		$7,344	3.49%		$7,110	3.50%

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

Provision for Loan Losses:

In the first six months of 2014, the provision for loan losses was $137,000, as compared to a provision of $166,000 in the first six months of 2013. Management regularly reviews the adequacy of the loan loss reserve and makes assessments as to specific loan impairment, historical charge-off expectations, general economic conditions in the Bank’s market area, specific loan quality and other factors. See the earlier discussion in the Financial Condition section, explaining the information used to determine the provision.

Non-interest Income:

Non-interest income in the first six months of 2014 was $2,090,000, a decrease of $42,000, or 2.0%, compared to $2,132,000 in the first six months of 2013. Most significantly impacting non-interest income in the first half of 2014 was a $138,000 reduction of fee income related to loan origination, sale and servicing of residential mortgage loans, a reduction of $62,000 in customer service fees on deposit accounts and a $19,000 reduction in commissions earned from the sales of non-deposit products.

Partially offsetting these reductions in fee income was the receipt of $165,000 in death benefits related to bank-owned life insurance. Additionally, trust fee income was $33,000, or 19.0%, higher in the first six months of 2014 as compared to the first six months of 2013, due primarily to the collection of a one-time fee of $40,000 from a terminated account in the 2014 period. Further, debit card fee income increased by $19,000, or 4.8%, in the first half of 2014, as a result of customers’ increased use of electronic payment transactions, offsetting a reduction in income recorded from the equity investment in an unconsolidated subsidiary of $10,000 in the six month period ending June 30, 2014 compared to the same period one year earlier.

As a percentage of average assets, annualized non-interest income, exclusive of net gains on the sale of securities, was 0.90% in the first six months of 2014 versus 0.95% for the same period in 2013.

Non-interest Expense:

Total non-interest expense was $6,737,000 for the first six months of 2014, $372,000, or 5.8%, higher than in the first six months of 2013.

Amortization expense associated with the Bank’s investment in a low-income housing project, which first became applicable during the second quarter of 2013, was offset by the recording of the benefit of the tax credit from the project. Excluding the effect of this amortization expense, non-interest expense increased in the first half of 2014 by $278,000, or 4.5%, when compared to the same period one year ago. The increase was primarily due to increases in costs associated with employee compensation, foreclosure activity, facilities maintenance and utilities.

Compensation expense for the first half of 2014 increased by $239,000 as compared to the first half of 2013, due to a number of factors. Full-time equivalent employment increased as of June 30, 2014 as compared to June 30, 2014, and company-wide annual salary adjustments occurred early in the second quarter of 2014. Combined, these two factors added $131,000 to employee compensation expense in the first half of 2014. Additionally, commissions paid for sales of non-deposit products increased by $38,000 and accruals for employee incentive bonus increased by $76,000 in the 2014 period as compared to the 2013 period.

Costs of employee benefits was $766,000 in the first half of 2014 versus $846,000 in the first half of 2013, representing a reduction of $80,000, or 9.5%. Offsetting the increase in payroll taxes of $58,000, or 23.2%, which resulted from higher employee compensation costs in the first six months of 2014 as compared to the first six months of 2013, were lower medical insurance expense of $112,000, or 34.3%, within the Company’s self-funded plan and lower cost of accounting for the frozen defined benefit plan of $44,000.

Costs associated with foreclosure activity were $89,000 through the first six months of 2014, an increase of $35,000, or 57.3%, when compared to the same period in 2013 due to an increase in foreclosure activity. An increase in net occupancy cost of $34,000 is attributed to increased building maintenance costs and higher utility costs.

As a percentage of average assets, annualized non-interest expense was 2.92% in the first six months of 2014 as compared to 2.84% in the same period of 2013, an increase of 8 basis points. Excluding the amortization expense discussed above, annualized non-interest expense would have been 2.81% of average assets, representing an increase of 3 basis points.

Provision for income taxes:

Income tax expense in the first six months of 2014 was $201,000 as compared to the $399,000 recorded in the first six months of 2013. Beginning in the second quarter of 2013, the Company has qualified for a federal tax credit for its low-income housing project investment, and the tax provisions for each period reflect the application of the tax credit. The tax credit recorded in the first six months of 2014 was $287,000, offsetting $489,000 in regular tax expense; in the first six months of 2013, the tax credit applied was $185,000, offsetting $584,000 in regular tax expense. For the first six months of 2014, the tax credit lowered the effective tax rate from 21.6% to 8.9%. In the first six months of 2013, when earnings from tax-exempt sources were lower, the effective tax rate was lowered from 24.2% to 16.5%.

 Liquidity:

The objective of liquidity management is to ensure that sufficient funding is available, at a reasonable cost, to meet the ongoing operational cash needs of the Company and to take advantage of income producing opportunities as they arise. While the desired level of liquidity will vary depending upon a variety of factors, it is the primary goal of the Company to maintain a high level of liquidity in all economic environments. Principal sources of asset liquidity are provided by loans and securities maturing in one year or less, and other short-term investments, such as federal funds sold and cash and due from banks. Liability liquidity, which is more difficult to measure, can be met by attracting deposits and maintaining the core deposit base. The Company is a member of the Federal Home Loan Bank of Pittsburgh for the purpose of providing short-term liquidity when other sources are unable to fill these needs. During the first six months of 2014, overnight borrowings from the Federal Home Loan Bank averaged $1,259,000. As of June 30, 2014, the Company had long-term debt with the Federal Home Loan Bank of $22,500,000, and had remaining unused borrowing capacity with the Federal Home Loan Bank of $105.2 million.

Funding derived from securities sold under agreements to repurchase (accounted for as collateralized financing transactions) is available through corporate cash management accounts for business customers. This product gives the Company the ability to pay interest on corporate checking accounts.

In view of the sources previously mentioned, management believes that the Company's liquidity is capable of providing the funds needed to meet operational cash needs.

Off-Balance Sheet Arrangements:

The Company’s consolidated financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk, credit risk, and interest rate risk. These commitments consist mainly of loans approved but not yet funded, unused lines of credit and outstanding letters of credit. These commitments were made using the same credit standards as are used for on-balance sheet instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment terms. Letters of credit are conditional commitments issued to guarantee the financial performance obligation of a customer to a third party. Unused commitments and letters of credit at June 30, 2014 were $38,846,000 and $1,166,000, respectively. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Company. Management believes that any amounts actually drawn upon can be funded in the normal course of operations. Additionally, the Company has committed to fund and sell qualifying residential mortgage loans to the Federal Home Loan Bank of Pittsburgh in the total amount of $15,000,000. As of June 30, 2014, $12,886,000 remains to be delivered on that commitment, of which $97,000 has been committed to borrowers. The Company has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or the availability of capital resources.

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

 Capital Adequacy:

Bank regulatory authorities in the United States issue risk-based capital standards. These capital standards relate a banking company’s capital to the risk profile of its assets and provide the basis by which all banking companies and banks are evaluated in terms of capital adequacy. The risk-based capital standards require all banks to have Tier 1 capital of at least 4% and total capital, including Tier 1 capital, of at least 8% of risk-adjusted assets. Tier 1 capital includes common stockholders’ equity and qualifying perpetual preferred stock together with related surpluses and retained earnings. Total capital is comprised of Tier 1 capital, limited life preferred stock, qualifying debt instruments, and the reserves for possible loan losses. Banking regulators have also issued leverage ratio requirements. The leverage ratio requirement is measured as the ratio of Tier 1 capital to adjusted average assets. At June 30, 2014, the Bank exceeded the regulatory requirements to be considered a "well capitalized" financial institution, i.e., a leverage ratio exceeding 5%, Tier 1 capital exceeding 6% and total capital exceeding 10%.

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

Declines and volatility in the values of financial institution stocks in the last several years have significantly reduced the likelihood of realizing significant gains in the near-term. Although the Company has realized occasional gains from this portfolio in the past, the primary objective of the portfolio is to achieve value appreciation in the long term while earning consistently attractive after-tax yields from dividends. The carrying value of the financial institutions stocks accounted for 0.3% of the Company’s total assets as of June 30, 2014. Management performs an impairment analysis on the entire investment portfolio, including the financial institutions stocks, on a quarterly basis. For the six months ended June 30, 2014, no “other-than-temporary” impairment was identified. There is no assurance that declines in market values of the common stock portfolio in the future will not result in “other-than-temporary” impairment charges, depending upon facts and circumstances present.

The equity investments in the Company’s portfolio had an adjusted cost basis of approximately $1,055,000 and a fair value of $1,466,000 at June 30, 2014. Net unrealized gains in this portfolio were approximately $411,000 at June 30, 2014.

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

The primary objective of the Company’s asset-liability management process is to maximize current and future net interest income within acceptable levels of interest rate risk while satisfying liquidity and capital requirements. Management recognizes that a certain amount of interest rate risk is inherent, appropriate and necessary to ensure profitability. A simulation analysis is used to assess earnings and capital at risk from movements in interest rates. The model considers three major factors: (1) volume differences; (2) repricing differences; and (3) timing in its income simulation. As of the most recent model run, data was disseminated into appropriate repricing buckets, based upon the static position at that time. The interest-earning assets and interest-bearing liabilities were assigned a multiplier to simulate how much that particular balance sheet item would re-price when interest rates change. Finally, the estimated timing effect of rate changes is applied, and the net interest income effect is determined on a static basis (as if no other factors were present). As the table below indicates, based upon rate shock simulations on a static basis, the Company’s balance sheet is relatively rate-neutral as rates decline. Each 100 basis point increase results in approximately $600,000 decline in net interest income in the static environment. This negative effect of rising rates is offset to a degree by the positive effect of imbedded options that include loans floating above their floors and likely internal deposit pricing strategies. After applying the effects of options, over a one-year period, the net effect of an immediate 100, 200, 300 and 400 basis point rate increase would change net interest income by $(215,000), $(417,000), $(1,730,000) and $(2,164,000), respectively. Rate shock modeling was done for a declining rate of 25 basis points only, as the federal funds target rate currently is between zero and 0.25%. As the table below indicates, the net effect of interest rate risk on net interest income is minimal in a rising rate environment through a 200 basis point increase. Juniata’s rate risk policies provide for maximum limits on net interest income that can be at risk for 100 through 400 basis point changes in interest rates.

Effect of Interest Rate Risk on Net Interest Income (Dollars in thousands)

Change in Interest Rates (Basis Points)	Change in Net Interest Income Due to Interest Rate Risk (Static)	Change in Net Interest Income Due to Imbedded Options	Total Change in Net Interest Income

400	$(2,412)	$248	$(2,164)
300	(1,809)	79	(1,730)
200	(1,206)	789	(417)
100	(603)	388	(215)
0	-	-	-
(25)	151	(70)	81

The net interest income at risk position remained within the guidelines established by the Company’s asset/liability policy.

No material change has been noted in the Bank’s equity value at risk. Please refer to the Annual Report on Form 10-K as of December 31, 2013 for further discussion of this topic.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2014, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined by the Securities Exchange Act of 1934 (“Exchange Act”), Rule 13a-15(e). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting.

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

Item 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information on repurchases by the Corporation of its common stock in each month of the quarter ended June 30, 2014:

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number	Average	Part of Publicly	Shares that May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	per Share	Programs	Plans or Programs (1)

April 1-30, 2014	-	$-	-	43,475
May 1-31, 2014	4,268	17.67	4,268	39,207
June 1-30, 2014	5,388	18.15	5,388	33,819

Totals	9,656		9,656	33,819

(1) On March 23, 2001, the Company announced plans to buy back 100,000 (200,000 on a post-split basis) shares of its common stock. There is no expiration date to this buyback plan, but subsequent to the initial plan, the Board of Directors authorized the repurchase of 400,000 additional shares in 2005 and then authorized 200,000 additional shares in September of 2008. As of August 8, 2014, the number of shares that may yet be purchased under the program was 33,819. No repurchase plan or program expired during the quarter. The Company has no stock repurchase plan or program that it has determined to terminate prior to expiration or under which it does not intend to make further purchases.

Certain regulatory restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. At June 30, 2014, $39,337,000 of undistributed earnings of the Bank, included in the consolidated stockholders’ equity, was available for distribution to the Company as dividends without prior regulatory approval, subject to regulatory capital requirements.

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

Juniata Valley Financial Corp.
(Registrant)

Date	08-08-2014	By	/s/ Marcie A. Barber
Marcie A. Barber, President and Chief Executive Officer (Principal Executive Officer)

Date	08-08-2014	By	/s/ JoAnn N. McMinn
JoAnn N. McMinn, Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)

