Form 10-Q
period 2014-09-30
JUNIATA VALLEY FINANCIAL CORP
filed 2014-11-07
CIK 714712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer	☐	Accelerated filer ☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 7, 2014
Common Stock ($1.00 par value)	4,189,607 shares

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Financial Condition

( Unaudited, in thousands, except share data)

	September 30,	December 31,
	2014	2013
ASSETS
Cash and due from banks	$7,580	$8,570
Interest bearing deposits with banks	78	43
Cash and cash equivalents	7,658	8,613

Interest bearing time deposits with banks	-	249
Securities available for sale	150,025	126,046
Restricted investment in Federal Home Loan Bank (FHLB) stock	3,080	1,967
Investment in unconsolidated subsidiary	4,289	4,172
Total loans	287,441	277,798
Less: Allowance for loan losses	(2,336)	(2,287)
Total loans, net of allowance for loan losses	285,105	275,511
Premises and equipment, net	6,253	6,330
Other real estate owned	276	281
Bank owned life insurance and annuities	14,720	14,848
Investment in low income housing partnership	3,966	3,990
Core deposit intangible	85	119
Goodwill	2,046	2,046
Mortgage servicing rights	183	167
Accrued interest receivable and other assets	5,023	4,443
Total assets	$482,709	$448,782
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing	$76,132	$74,611
Interest bearing	309,824	305,034
Total deposits	385,956	379,645

Securities sold under agreements to repurchase	3,996	5,397
Short-term borrowings	14,084	8,400
Long-term debt	22,500	-
Other interest bearing liabilities	1,388	1,356
Accrued interest payable and other liabilities	3,956	4,000
Total liabilities	431,880	398,798
Stockholders' Equity:
Preferred stock, no par value:
Authorized - 500,000 shares, none issued	-	-
Common stock, par value $1.00 per share:
Authorized - 20,000,000 shares
Issued - 4,745,826 shares
Outstanding -
4,189,607 shares at September 30, 2014;
4,196,266 shares at December 31, 2013	4,746	4,746
Surplus	18,398	18,370
Retained earnings	39,474	39,118
Accumulated other comprehensive loss	(1,083)	(1,659)
Cost of common stock in Treasury:
556,219 shares at September 30, 2014;
549,560 shares at December 31, 2013	(10,706)	(10,591)
Total stockholders' equity	50,829	49,984
Total liabilities and stockholders' equity	$482,709	$448,782

See Notes to Consolidated Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Income

(Unaudited, in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Interest income:
Loans, including fees	$3,566	$3,743	$10,778	$11,140
Taxable securities	529	329	1,419	938
Tax-exempt securities	131	149	387	447
Other interest income	1	3	4	16
Total interest income	4,227	4,224	12,588	12,541
Interest expense:
Deposits	583	711	1,812	2,204
Securities sold under agreements to repurchase	1	1	3	3
Short-term borrowings	3	-	5	-
Long-term debt	69	-	138	-
Other interest bearing liabilities	4	7	12	16
Total interest expense	660	719	1,970	2,223
Net interest income	3,567	3,505	10,618	10,318
Provision for loan losses	110	100	247	266
Net interest income after provision for loan losses	3,457	3,405	10,371	10,052
Non-interest income:
Customer service fees	320	341	878	961
Debit card fee income	213	211	631	610
Earnings on bank-owned life insurance and annuities	108	112	299	317
Trust fees	124	83	331	257
Commissions from sales of non-deposit products	89	73	289	292
Income from unconsolidated subsidiary	54	42	148	146
Fees derived from loan activity	79	14	149	126
Gain on sales of loans	54	84	139	265
Net gain (loss) on sales and calls of securities	2	(1)	9	-
Gain from life insurance proceeds	-	-	165	-
Other non-interest income	50	64	145	181
Total non-interest income	1,093	1,023	3,183	3,155
Non-interest expense:
Employee compensation expense	1,469	1,358	4,318	3,968
Employee benefits	301	399	1,067	1,245
Occupancy	228	234	747	719
Equipment	114	116	344	350
Data processing expense	391	367	1,141	1,082
Director compensation	48	56	156	169
Professional fees	103	95	301	281
Taxes, other than income	78	120	262	362
FDIC Insurance premiums	76	75	231	247
Loss (gain) on sales of other real estate owned	13	(3)	24	(37)
Amortization of intangibles	12	12	34	34
Amortization of investment in low-income housing partnership	120	145	359	290
Other non-interest expense	385	375	1,091	1,004
Total non-interest expense	3,338	3,349	10,075	9,714
Income before income taxes	1,212	1,079	3,479	3,493
Provision for income taxes	154	60	355	459
Net income	$1,058	$1,019	$3,124	$3,034
Earnings per share
Basic	$0.25	$0.24	$0.74	$0.72
Diluted	$0.25	$0.24	$0.74	$0.72
Cash dividends declared per share	$0.22	$0.22	$0.66	$0.66
Weighted average basic shares outstanding	4,189,998	4,208,567	4,193,895	4,215,009
Weighted average diluted shares outstanding	4,190,342	4,208,972	4,194,184	4,216,000

See Notes to Consolidated Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
	Before		Net of	Before		Net of
	Tax	Tax	Tax	Tax	Tax	Tax
	Amount	Effect	Amount	Amount	Effect	Amount
Net income	$1,212	$(154)	$1,058	$1,079	$(60)	$1,019
Other comprehensive (loss) income:
Unrealized (losses) gains on available for sale securities:
Unrealized holding (losses) gains arising during the period	(543)	184	(359)	249	(86)	163
Unrealized holding losses from unconsolidated subsidiary	(4)	-	(4)	-	-	-
Less reclassification adjustment for losses included in net income (1) (3)	(2)	-	(2)	1	-	1
Amortization of pension net actuarial cost (2) (3)	10	(3)	7	51	(17)	34
Other comprehensive (loss) income	(539)	181	(358)	301	(103)	198
Total comprehensive income	$673	$27	$700	$1,380	$(163)	$1,217

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
	Before		Net of	Before		Net of
	Tax	Tax	Tax	Tax	Tax	Tax
	Amount	Effect	Amount	Amount	Effect	Amount
Net income	$3,479	$(355)	$3,124	$3,493	$(459)	$3,034
Other comprehensive (loss) income:
Unrealized gains (losses) on available for sale securities:
Unrealized holding gains (losses) arising during the period	844	(288)	556	(2,004)	681	(1,323)
Unrealized holding gains (losses) from unconsolidated subsidiary	6	-	6	(16)	-	(16)
Less reclassification adjustment for gains included in net income (1) (3)	(9)	3	(6)	-	-	-
Amortization of pension net actuarial cost (2) (3)	30	(10)	20	153	(52)	101
Other comprehensive income (loss)	871	(295)	576	(1,867)	629	(1,238)
Total comprehensive income	$4,350	$(650)	$3,700	$1,626	$170	$1,796

See Notes to Consolidated Financial Statements

(1)	Amounts are included in gain on calls of securities on the Consolidated Statements of Income as a separate element within total non-interest income.
(2)	Amounts are included in the computation of net periodic benefit cost and are included in employee benefits expense on the Consolidated Statements of Income as a separate element within total non-interest expense.
(3)	Income tax amounts are included in the provision for income taxes on the Consolidated Statements of Income.

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Stockholders' Equity

(Unaudited, in thousands, except share data)

Nine Months Ended September 30, 2014
	Number				Accumulated
	of				Other		Total
	Shares	Common		Retained	Comprehensive	Treasury	Stockholders'
	Outstanding	Stock	Surplus	Earnings	Loss	Stock	Equity
Balance at January 1, 2014	4,196,266	$4,746	$18,370	$39,118	$(1,659)	$(10,591)	$49,984
Net income				3,124			3,124
Other comprehensive income					576		576
Cash dividends at $0.66 per share				(2,768)			(2,768)
Stock-based compensation			36				36
Purchase of treasury stock	(10,156)					(182)	(182)
Treasury stock issued for stock purchase plans	3,497		(8)			67	59

Balance at September 30, 2014	4,189,607	$4,746	$18,398	$39,474	$(1,083)	$(10,706)	$50,829

Nine Months Ended September 30, 2013
	Number				Accumulated
	of				Other		Total
	Shares	Common		Retained	Comprehensive	Treasury	Stockholders'
	Outstanding	Stock	Surplus	Earnings	Loss	Stock	Equity
Balance at January 1, 2013	4,218,361	$4,746	$18,346	$38,824	$(1,419)	$(10,200)	$50,297
Net income				3,034			3,034
Other comprehensive loss					(1,238)		(1,238)
Cash dividends at $0.66 per share				(2,784)			(2,784)
Stock-based compensation			23				23
Purchase of treasury stock	(24,618)					(440)	(440)
Treasury stock issued for stock purchase plans	2,823		(6)			54	48

Balance at September 30, 2013	4,196,566	$4,746	$18,363	$39,074	$(2,657)	$(10,586)	$48,940

See Notes to Consolidated Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2014	2013
Operating activities:
Net income	$3,124	$3,034
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	247	266
Depreciation	361	376
Net amortization of securities premiums	445	335
Net amortization of loan origination costs	4	25
Deferred net loan origination costs	57	5
Amortization of core deposit intangible	34	34
Amortization of investment in low income housing partnership	359	290
Net realized gain on calls and sales of securities	(9)	-
Net loss (gain) on sales of other real estate owned	24	(37)
Earnings on bank owned life insurance and annuities	(299)	(317)
Deferred income tax expense	96	312
Equity in earnings of unconsolidated subsidiary, net of dividends of $37 and $36	(111)	(110)
Stock-based compensation expense	36	23
Mortgage loans originated for sale	(2,292)	(6,911)
Proceeds from loans sold to others	2,415	7,129
Gains on sales of loans	(139)	(265)
Gain from life insurance proceeds	(165)	-
Increase in accrued interest receivable and other assets	(941)	(140)
Increase (decrease) in accrued interest payable and other liabilities	16	(481)
Net cash provided by operating activities	3,262	3,568
Investing activities:
Purchases of:
Securities available for sale	(66,191)	(39,001)
FHLB stock	(1,113)	-
Premises and equipment	(284)	(73)
Bank owned life insurance and annuities	(56)	(64)
Proceeds from:
Sales of securities available for sale	14,631	-
Maturities of and principal repayments on securities available for sale	27,980	30,847
Redemption of FHLB stock	-	(339)
Bank owned life insurance and annuities	5	6
Life insurance claim	615	-
Sale of other real estate owned	349	444
Sale of other assets	-	18
Investment in low income housing partnership	(335)	(477)
Net decrease in interest bearing time deposits with banks	249	598
Net increase in loans	(10,270)	(6,834)
Net cash used in investing activities	(34,420)	(14,875)
Financing activities:
Net increase (decrease) in deposits	6,311	(3,009)
Net change in short-term borrowings and securities sold under agreements to repurchase	4,283	12,907
Issuance of long-term debt	22,500	-
Cash dividends	(2,768)	(2,784)
Purchase of treasury stock	(182)	(440)
Treasury stock issued for employee stock plans	59	48
Net cash provided by financing activities	30,203	6,722
Net decrease in cash and cash equivalents	(955)	(4,585)
Cash and cash equivalents at beginning of year	8,613	14,397
Cash and cash equivalents at end of period	$7,658	$9,812
Supplemental information:
Interest paid	$1,943	$2,273
Income taxes paid	50	695
Supplemental schedule of noncash investing and financing activities:
Transfer of loans to other real estate owned	$368	$424
Transfer of loans to other assets	-	18

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (U.S. GAAP) for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 2014 are not necessarily indicative of the results for the year ending December 31, 2014. For further information, refer to the consolidated financial statements and notes thereto included in Juniata Valley Financial Corp.’s Annual Report on Form 10-K for the year ended December 31, 2013.

The Company has evaluated events and transactions occurring subsequent to the consolidated statement of financial condition date of September 30, 2014 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

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

Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606)

Issued: May 2014

Summary: The amendments in this Update establish a comprehensive revenue recognition standard for virtually all industries under U.S. GAAP, including those that previously followed industry-specific guidance such as the real estate, construction and software industries. The revenue standard’s core principle is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. To accomplish this objective, the standard requires five basic steps: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

Effective Date and Transition: Public entities will apply the new standard for annual reports beginning after December 15, 2016, including interim periods therein. Three basic transition methods are available – full retrospective, retrospective with certain practical expedients, and a cumulative effect approach. Under the third alternative, an entity would apply the new revenue standard only to contracts that are incomplete under legacy U.S. GAAP at the date of initial application (e.g. January 1, 2017) and recognize the cumulative effect of the new standard as an adjustment to the opening balance of retained earnings. That is, prior years would not be restated and additional disclosures would be required to enable users of the financial statements to understand the impact of adopting the new standard in the current year compared to prior years that are presented under legacy U.S. GAAP. Early adoption is prohibited under U.S. GAAP. The Company is evaluating the effects this Update will have on its consolidated financial condition or results of operation.

Accounting Standards Update 2014-14, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force)

Issued: August 2014

Summary: The amendments in this Update address a practice issue related to the classification of certain foreclosed residential and nonresidential mortgage loans that are either fully or partially guaranteed under government programs. Specifically, creditors should reclassify loans that meet certain conditions to "other receivables" upon foreclosure, rather than reclassifying them to other real estate owned (OREO). The separate other receivable recorded upon foreclosure is to be measured based on the amount of the loan balance (principal and interest) the creditor expects to recover from the guarantor.

Effective Date and Transition: The ASU is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. For all other entities, the amendments are effective for annual periods ending after December 15, 2015, and interim periods beginning after December 15, 2015. Early adoption is permitted, if the entity has already adopted ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. Transition methods include a prospective method and a modified retrospective method; however, entities must apply the same transition method as elected under ASU 2014-04. The Company is evaluating the effects this Update will have on its consolidated financial condition or results of operation.

3. Accumulated other Comprehensive loss

Components of accumulated other comprehensive loss, net of tax consisted of the following (in thousands):

	9/30/2014	12/31/2013
Unrealized losses on available for sale securities	$(194)	$(751)
Unrecognized expense for defined benefit pension	(889)	(908)
Accumulated other comprehensive loss	$(1,083)	$(1,659)

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

(Amounts, except earnings per share, in thousands)
	Three Months	Three Months
	Ended	Ended
	September 30, 2014	September 30, 2013
Net income	$1,058	$1,019
Weighted-average common shares outstanding	4,190	4,208
Basic earnings per share	$0.25	$0.24

Weighted-average common shares outstanding	4,190	4,208
Common stock equivalents due to effect of stock options	-	1
Total weighted-average common shares and equivalents	4,190	4,209
Diluted earnings per share	$0.25	$0.24

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2014	September 30, 2013
Net income	$3,124	$3,034
Weighted-average common shares outstanding	4,194	4,215
Basic earnings per share	$0.74	$0.72

Weighted-average common shares outstanding	4,194	4,215
Common stock equivalents due to effect of stock options	-	1
Total weighted-average common shares and equivalents	4,194	4,216
Diluted earnings per share	$0.74	$0.72

5. Securities

The Company’s investment portfolio includes primarily bonds issued by U.S. Government sponsored agencies (approximately 35%), mortgage-backed securities issued by Government-sponsored agencies and backed by residential mortgages (approximately 38%) and municipal bonds (approximately 26%) as of September 30, 2014. Most of the municipal bonds are general obligation bonds with maturities or pre-refunding dates within 5 years. The remaining 1% of the portfolio includes a group of equity investments in other financial institutions.

The amortized cost and fair value of securities as of September 30, 2014 and December 31, 2013, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because the securities may be called or prepaid with or without prepayment penalties.

	September 30, 2014
Securities Available for Sale			Gross	Gross
	Amortized	Fair	Unrealized	Unrealized
Type and maturity	Cost	Value	Gains	Losses
Obligations of U.S. Government agencies and corporations
Within one year	$4,016	$4,059	$43	$-
After one year but within five years	41,616	41,063	58	(611)
After five years but within ten years	6,996	6,740	-	(256)
	52,628	51,862	101	(867)
Obligations of state and political subdivisions
Within one year	10,388	10,420	32	-
After one year but within five years	20,172	20,292	138	(18)
After five years but within ten years	8,623	8,742	123	(4)
After ten years	342	339	-	(3)
	39,525	39,793	293	(25)

Mortgage-backed securities	57,120	56,948	72	(244)
Equity securities	1,055	1,422	399	(32)
Total	$150,328	$150,025	$865	$(1,168)

	December 31, 2013
Securities Available for Sale			Gross	Gross
	Amortized	Fair	Unrealized	Unrealized
Type and maturity	Cost	Value	Gains	Losses
Obligations of U.S. Government agencies and corporations
Within one year	$4,177	$4,192	$15	$-
After one year but within five years	48,011	47,578	203	(636)
After five years but within ten years	27,615	26,508	-	(1,107)
	79,803	78,278	218	(1,743)
Obligations of state and political subdivisions
Within one year	8,260	8,314	55	(1)
After one year but within five years	26,027	26,098	133	(62)
After five years but within ten years	7,224	7,182	56	(98)
After ten years	350	338	-	(12)
	41,861	41,932	244	(173)

Mortgage-backed securities	4,465	4,469	7	(3)
Equity securities	1,055	1,367	366	(54)
Total	$127,184	$126,046	$835	$(1,973)

Certain obligations of the U.S. Government and state and political subdivisions are pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law. The carrying value of the pledged assets was $29,120,000 and $31,921,000 at September 30, 2014 and December 31, 2013, respectively.

In addition to cash received from the scheduled maturities of securities, some investment securities available for sale are sold or called at current market values during the course of normal operations.

Following is a summary of proceeds received from sales or calls of investment securities transactions and the resulting realized gains and losses (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Gross proceeds from sales of securities	$7,511	$-	$14,631	$-
Securities available for sale:
Gross realized gains from sold and called securities	$26	$-	$43	$-
Gross realized losses from sold and called securities	(24)	(1)	(34)	-

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

The following table shows gross unrealized losses and fair value, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2014 and December 31, 2013 (in thousands):

	Unrealized Losses at September 30, 2014
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. Government agencies and corporations	$9,014	$(52)	$36,095	$(815)	$45,109	$(867)
Obligations of state and political subdivisions	3,773	(8)	2,456	(17)	6,229	(25)
Mortgage-backed securities	35,886	(243)	96	(1)	35,982	(244)
Debt securities	48,673	(303)	38,647	(833)	87,320	(1,136)

Equity securities	102	(4)	179	(28)	281	(32)

Total temporarily impaired securities	$48,775	$(307)	$38,826	$(861)	$87,601	$(1,168)

	Unrealized Losses at December 31, 2013
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. Government agencies and corporations	$53,438	$(1,664)	$1,921	$(79)	$55,359	$(1,743)
Obligations of state and political subdivisions	11,496	(130)	4,301	(43)	15,797	(173)
Mortgage-backed securities	308	(3)	-	-	308	(3)
Debt securities	65,242	(1,797)	6,222	(122)	71,464	(1,919)

Equity securities	-	-	266	(54)	266	(54)

Total temporarily impaired securities	$65,242	$(1,797)	$6,488	$(176)	$71,730	$(1,973)

At September 30, 2014, 34 U.S. Government agency and corporations securities had unrealized losses that, in the aggregate, totaled 1.9% of amortized cost. Twenty-seven of these securities have been in a continuous loss position for 12 months or more.

At September 30, 2014, 17 obligations of state and political subdivisions had unrealized losses that, in the aggregate, totaled 0.4% of amortized cost. Six of these securities have been in a continuous loss position for 12 months or more.

At September 30, 2014, fifteen mortgage-backed securities had an unrealized loss that totaled 0.4% of amortized cost. One of these securities has been in a continuous loss position for 12 months or more.

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

Equity securities owned by the Company consist of common stock of various financial services providers and are evaluated quarterly for evidence of other-than-temporary impairment. There were three equity securities that were in an unrealized loss position for 12 months or more as of September 30, 2014. Individually, none of these three equity securities have significant unrealized losses. All of these securities have increased in fair value in the preceding twelve months, and therefore are deemed to be temporarily impaired. Management has identified no other-than-temporary impairment as of, or for the periods ended September 30, 2014, September 30, 2013 and December 31, 2013 in the equity portfolio. Management continues to track the performance of each stock owned to determine if it is prudent to recognize any other-than-temporary impairment charges. The Company has the ability and intent to hold its equity securities until recovery of unrealized losses.

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

In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination, which may not be currently available to management. Based on management’s comprehensive analysis of the loan portfolio, management believes the level of the allowance for loan losses as of September 30, 2014 was adequate.

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

Loan Portfolio Classification

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of September 30, 2014 and December 31, 2013 (in thousands):

As of September 30, 2014	Pass	Special Mention	Substandard	Doubtful	Total

Commercial, financial and agricultural	$18,559	$5,502	$169	$-	$24,230
Real estate - commercial	66,207	16,360	3,277	1,424	87,268
Real estate - construction	14,165	709	3,888	504	19,266
Real estate - mortgage	129,605	4,945	4,001	1,776	140,327
Obligations of states and political subdivisions	11,914	23	-	-	11,937
Personal	4,341	60	12	-	4,413
Total	$244,791	$27,599	$11,347	$3,704	$287,441

As of December 31, 2013	Pass	Special Mention	Substandard	Doubtful	Total

Commercial, financial and agricultural	$20,388	$5,658	$235	$-	$26,281
Real estate - commercial	56,867	11,706	5,620	278	74,471
Real estate - construction	15,803	292	1,754	1,832	19,681
Real estate - mortgage	130,706	3,995	4,272	1,486	140,459
Obligations of states and political subdivisions	12,674	28	-	-	12,702
Personal	4,204	-	-	-	4,204
Total	$240,642	$21,679	$11,881	$3,596	$277,798

The Company has certain loans in its portfolio that are considered to be impaired. It is the policy of the Company to recognize income on impaired loans that have been transferred to nonaccrual status on a cash basis, only to the extent that it exceeds principal balance recovery. Until an impaired loan is placed on nonaccrual status, income is recognized on the accrual basis. Collateral analysis is performed on each impaired loan at least quarterly, and results are used to determine if a specific reserve is necessary to adjust the carrying value of each individual loan down to the estimated fair value. Generally, specific reserves are carried against impaired loans based upon estimated collateral value until a confirming loss event occurs or until termination of the credit is scheduled through liquidation of the collateral or foreclosure. Charge off will occur when a confirmed loss is identified. Professional appraisals of collateral, discounted for expected selling costs, appraisal age, economic conditions and other known factors are used to determine the charge-off amount. The following tables summarize information regarding impaired loans by portfolio class as of September 30, 2014 and December 31, 2013 (in thousands):

	As of September 30, 2014			As of December 31, 2013
Impaired loans	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance

With no related allowance recorded:
Commercial, financial and agricultural	$14	14	$-	$94	$94	$-
Real estate - commercial	2,402	2,500	-	2,017	2,142	-
Real estate - construction	336	664	-	504	813	-
Real estate - mortgage	2,961	4,252	-	3,353	4,751	-
Personal	12	12	-	-	-	-

With an allowance recorded:
Real estate - commercial	$-	$-	$-	$238	$238	$26
Real estate - construction	168	201	48	1,478	1,502	93
Real estate - mortgage	592	593	63	365	394	45

Total:
Commercial, financial and agricultural	$14	$14	$-	$94	$94	$-
Real estate - commercial	2,402	2,500	-	2,255	2,380	26
Real estate - construction	504	865	48	1,982	2,315	93
Real estate - mortgage	3,553	4,845	63	3,718	5,145	45
Personal	12	12	-	-	-	-
	$6,485	$8,236	$111	$8,049	$9,934	$164

	Three Months Ended September 30 2014			Three Months Ended September 30, 2013
Impaired loans	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income

With no related allowance recorded:
Commercial, financial and agricultural	$10	$-	$-	$131	$2	$-
Real estate - commercial	1,700	10	-	2,644	21	8
Real estate - construction	169	-	-	169	-	3
Real estate - mortgage	3,044	13	8	3,681	27	9
Personal	6	-	-	-	-	-

With an allowance recorded:
Real estate - commercial	$768	$-	$-	$124	$-	$-
Real estate - construction	346	-	-	2,073	-	-
Real estate - mortgage	472	-	-	456	-	4

Total:
Commercial, financial and agricultural	$10	$-	$-	$131	$2	$-
Real estate - commercial	2,468	10	-	2,768	21	8
Real estate - construction	515	-	-	2,242	-	3
Real estate - mortgage	3,516	13	8	4,137	27	13
Personal	6	-	-	-	-	-
	$6,515	$23	$8	$9,278	$50	$24

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
Impaired loans	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income

With no related allowance recorded:
Commercial, financial and agricultural	$54	$-	$1	$140	$7	$-
Real estate - commercial	2,210	33	24	2,675	63	16
Real estate - construction	420	-	-	1,086	-	5
Real estate - mortgage	3,157	37	64	2,145	38	21
Personal	6		-

With an allowance recorded:
Real estate - commercial	$119	$-	$11	$-	$-	$-
Real estate - construction	823	-	-	1,075	-	-
Real estate - mortgage	479	-	-	1,341	-	7

Total:
Commercial, financial and agricultural	$54	$-	$1	$140	$7	$-
Real estate - commercial	2,329	33	35	2,675	63	16
Real estate - construction	1,243	-	-	2,161	-	5
Real estate - mortgage	3,636	37	64	3,486	38	28
Personal	6	-	-	-	-	-
	$7,268	$70	$100	$8,462	$108	$49

The following table presents nonaccrual loans by classes of the loan portfolio as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
Nonaccrual loans:
Commercial, financial and agricultural	$14	$10
Real estate - commercial	1,844	1,331
Real estate - construction	504	1,982
Real estate - mortgage	2,794	2,629
Personal	12	-
Total	$5,168	$5,952

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of September 30, 2014 and December 31, 2013 (in thousands):

As of September 30, 2014	30-59 Days Past Due	60-89 Days Past Due		Greater than 90 Days	Total Past Due	Current	Total Loans	Loans Past Due greater than 90 Days and Accruing

Commercial, financial and agricultural	$6	$		$2	$8	$24,222	$24,230	$-
Real estate - commercial	-		540	1,844	2,384	84,884	87,268	-
Real estate - construction	226		109	338	673	18,593	19,266	2
Real estate - mortgage	723		1,994	2,925	5,642	134,685	140,327	338
Obligations of states and political subdivisions	-		-	-	-	11,937	11,937	-
Personal	1		-	11	12	4,401	4,413	-
Total	$956		$2,643	$5,120	$8,719	$278,722	$287,441	$340

As of December 31, 2013	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans Past Due greater than 90 Days and Accruing

Commercial, financial and agricultural	$19	$-	$10	$29	$26,252	$26,281	$-
Real estate - commercial	35	1,092	947	2,074	72,397	74,471	61
Real estate - construction	239	7	1,801	2,047	17,634	19,681	-
Real estate - mortgage	1,239	2,130	2,585	5,954	134,505	140,459	251
Obligations of states and political subdivisions	-	-	-	-	12,702	12,702	-
Personal	23	1	-	24	4,180	4,204	-
Total	$1,555	$3,230	$5,343	$10,128	$267,670	$277,798	$312

The following table summarizes information regarding troubled debt restructurings by loan portfolio class at September 30, 2014 and December 31, 2013, in thousands of dollars.

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment
As of September 30, 2014
Accruing troubled debt restructurings:
Real estate - mortgage	6	$392	$420	$396

Non-accruing troubled debt restructurings:
Real estate - mortgage	1	364	371	368
	7	$756	$791	$764

As of December 31, 2013
Accruing troubled debt restructurings:
Real estate - commercial	1	$64	$64	$61
Real estate - mortgage	6	694	729	714
	7	$758	$793	$775

The Company’s troubled debt restructurings are also impaired loans, which may result in a specific allocation and subsequent charge-off if appropriate. As of September 30, 2014, there was one specific reserve in the amount of $40,000 and no charge-offs relating to the troubled debt restructurings. The amended terms of the restructured loans vary, whereby interest rates have been reduced, principal payments have been reduced or deferred for a period of time and/or maturity dates have been extended.

The following table summarizes loans whose terms have been modified resulting in troubled debt restructurings during the three and nine months ended September 30, 2014 and September 30, 2013, in thousands of dollars:

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment
Three months ended September 30, 2014
Accruing troubled debt restructurings:
Real estate - mortgage	1	$33	$33	$33
	1	$33	$33	$33
Nine months ended September 30, 2014
Accruing troubled debt restructurings:
Real estate - mortgage	2	$82	$82	$79
	2	$82	$82	$79

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment
Three months ended September 30, 2013
Accruing troubled debt restructurings:
Real estate - mortgage	1	$46	$50	$50
	1	$46	$50	$50
Nine months ended September 30, 2013
Accruing troubled debt restructurings:
Real estate - commercial	1	$64	$61	$61
Real estate - mortgage	5	558	569	569
	6	$622	$630	$630

One restructured loan with a balance of $369,000 was in default as it was delinquent in excess of 90 days with respect to the terms of the restructuring as of September 30, 2014 and was placed in non-accrual status as of June 30, 2014. There have been no defaults of troubled debt restructurings that took place during the three or nine months ended September 30, 2014 and 2013 within 12 months of restructure.

The following tables summarize the activity in the allowance for loan losses and related investments in loans receivable (in thousands):

As of, and for the period ended, September 30, 2014

	Commercial, financial and agricultural	Real estate - commercial	Real estate - construction	Real estate - mortgage	Obligations of states and political subdivisions	Personal	Total
Allowance for loan losses:
Beginning balance, June 30, 2014	$225	$689	$195	$1,208	$-	$41	$2,358
Charge-offs	(2)	(87)	(18)	(23)	-	(5)	(135)
Recoveries	-	1	-	-	-	2	3
Provisions	9	19	(1)	80	-	3	110
Ending balance,September 30, 2014	$232	$622	$176	$1,265	$-	$41	$2,336

Beginning balance, January 1, 2014	$253	$534	$212	$1,246	$-	$42	$2,287
Charge-offs	(4)	(92)	(18)	(86)	-	(8)	(208)
Recoveries	3	5	-	-	-	2	10
Provisions	(20)	175	(18)	105	-	5	247
Ending balance,September 30, 2014	$232	$622	$176	$1,265	$-	$41	$2,336

	Commercial, financial and agricultural	Real estate - commercial	Real estate - construction	Real estate - mortgage	Obligations of states and political subdivisions	Personal	Total
Allowance for loan losses:
Ending balance	$232	$622	$176	$1,265	$-	$41	$2,336
evaluated for impairment
individually	$-	$-	$48	$63	$-	$-	$111
collectively	$232	$622	$128	$1,202	$-	$41	$2,225

Loans:
Ending balance	$24,230	$87,268	$19,266	$140,327	$11,937	$4,413	$287,441
evaluated for impairment
individually	$14	$2,402	$504	$3,553	$-	$12	$6,485
collectively	$24,216	$84,866	$18,762	$136,774	$11,937	$4,401	$280,956

As of, and for the period ended, September 30, 2013

	Commercial, financial and agricultural	Real estate - commercial	Real estate - construction	Real estate - mortgage	Obligations of states and political subdivisions	Personal	Total
Allowance for loan losses:
Beginning balance, July 1, 2013	$200	$554	$258	$1,317	$-	$46	$2,375
Charge-offs	-	-	-	(21)	-	(3)	(24)
Recoveries	14	-	-	-	-	2	16
Provisions	28	(39)	87	24	-	-	100
Ending balance, September 30, 2013	$242	$515	$345	$1,320	$-	$45	$2,467

Beginning balance, January 1, 2013	$179	$463	$202	$2,387	$-	$50	$3,281
Charge-offs	(4)	-	-	(1,080)	-	(16)	(1,100)
Recoveries	14	-	-	-	-	6	20
Provisions	53	52	143	13	-	5	266
Ending balance, September 30, 2013	$242	$515	$345	$1,320	$-	$45	$2,467

	Commercial, financial and agricultural	Real estate - commercial	Real estate - construction	Real estate - mortgage	Obligations of states and political subdivisions	Personal	Total
Allowance for loan losses:
Ending balance	$242	$515	$345	$1,320	$-	$45	$2,467
evaluated for impairment
individually	$-	$-	$233	$139	$-	$-	$372
collectively	$242	$515	$112	$1,181	$-	$45	$2,095

Loans:
Ending balance	$24,644	$77,282	$20,297	$143,218	$12,753	$4,588	$282,782
evaluated for impairment
individually	$120	$2,677	$2,120	$4,343	$-	$-	$9,260
collectively	$24,524	$74,605	$18,177	$138,875	$12,753	$4,588	$273,522

As of December 31, 2013

As of December 31, 2013	Commercial, financial and agricultural	Real estate - commercial	Real estate - construction	Real estate - mortgage	Obligations of states and political subdivisions	Personal	Total
Allowance for loan losses:
Ending balance	$253	$534	$212	$1,246	$-	$42	$2,287
evaluated for impairment
individually	$-	$26	$93	$45	$-	$-	$164
collectively	$253	$508	$119	$1,201	$-	$42	$2,123

Loans:
Ending balance	$26,281	$74,471	$19,681	$140,459	$12,702	$4,204	$277,798
evaluated for impairment
individually	$94	$2,255	$1,982	$3,718	$-	$-	$8,049
collectively	$26,187	$72,216	$17,699	$136,741	$12,702	$4,204	$269,749

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

Included in the purchase price of the branch was goodwill and core deposit intangible of $2,046,000 and $449,000, respectively. The core deposit intangible is being amortized over a ten-year period on a straight line basis. Core deposit amortization expense was $12,000 and $34,000 in each of the three and nine month periods ending September 30, 2014 and 2013, respectively. Accumulated amortization of core deposit intangible through September 30, 2014 was $364,000. The goodwill is not amortized, but is measured annually for impairment or more frequently if certain events occur which might indicate goodwill has been impaired. There was no impairment of goodwill during either of the three or nine month periods ended September 30, 2014 or 2013.

8. Investment in Unconsolidated Subsidiary

The Company owns 39.16% of the outstanding common stock of Liverpool Community Bank (LCB), Liverpool, PA. This investment is accounted for under the equity method of accounting and is being carried at $4,289,000 as of September 30, 2014. The Company increases its investment in LCB for its share of earnings and decreases its investment by any dividends received from LCB. The investment is evaluated quarterly for impairment. A loss in value of the investment which is determined to be other than a temporary decline would be recognized as a loss in the period in which such determination is made. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of LCB to sustain an earnings capacity which would justify the current carrying value of the investment. There was no impairment of goodwill during either of the three or nine month periods ended September 30, 2014 or 2013.

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

The following table summarizes financial assets and financial liabilities measured at fair value as of September 30, 2014 and December 31, 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands). There were no transfers of assets between fair value Level 1 and Level 2 during the nine months ended September 30, 2014.

		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	September 30,	for Identical	Observable	Unobservable
	2014	Assets	Inputs	Inputs
Measured at fair value on a recurring basis:
Debt securities available-for-sale:
Obligations of U.S. Government agencies and corporations	$51,862	$-	$51,862	$-
Obligations of state and political subdivisions	39,793	-	39,793	-
Mortgage-backed securities	56,948	-	56,948	-
Equity securities available-for-sale	1,422	1,422	-	-

Measured at fair value on a non-recurring basis:
Impaired loans	3,527	-	-	3,527
Mortgage servicing rights	183	-	-	183

		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	December 31,	for Identical	Observable	Unobservable
	2013	Assets	Inputs	Inputs
Measured at fair value on a recurring basis:
Debt securities available-for-sale:
Obligations of U.S. Government agencies and corporations	$78,278	$-	$78,278	$-
Obligations of state and political subdivisions	41,932	-	41,932	-
Mortgage-backed securities	4,469	-	4,469	-
Equity securities available-for-sale	1,367	1,367	-	-

Measured at fair value on a non-recurring basis:
Impaired loans	3,300	-	-	3,300
Other real estate owned	50	-	-	50
Mortgage servicing rights	167	-	-	167

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs have been used to determine fair value:

September 30, 2014	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average

Impaired loans	$3,527	Appraisal of collateral (1)	Appraisal and liquidation adjustments (2)	(7)% - (15)%	(11)%
Mortgage servicing rights	183	Multiple of annual servicing fee	Estimated pre-payment speed, based on rate and term	300% - 400%	357%

December 31, 2013	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average

Impaired loans	$3,300	Appraisal of collateral (1)	Appraisal and liquidation adjustments (2)	(7)% - (10)%	(9.0)%
Other real estate owned	50	Appraisal of collateral (1)	Appraisal and liquidation adjustments (2)	0%	0%
Mortgage servicing rights	167	Multiple of annual servicing fee	Estimated pre-payment speed, based on rate and term	300% - 400%	326%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral that generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted downward by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

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

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

Financial Instruments

(in thousands)

	September 30, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and due from banks	$7,580	$7,580	$8,570	$8,570
Interest bearing deposits with banks	78	78	43	43
Interest bearing time deposits with banks	-	-	249	250
Securities	150,025	150,025	126,046	126,046
Restricted investment in FHLB stock	3,080	3,080	1,967	1,967
Loans, net of allowance for loan losses	285,105	286,338	275,511	282,226
Mortgage servicing rights	183	183	167	167
Accrued interest receivable	1,501	1,501	1,529	1,529

Financial liabilities:
Non-interest bearing deposits	76,132	76,132	74,611	74,611
Interest bearing deposits	309,824	312,421	305,034	308,414
Securities sold under agreements to repurchase	3,996	3,996	5,397	5,397
Short-term borrowings	14,084	14,084	8,400	8,400
Long-term debt	22,500	22,546	-	-
Other interest bearing liabilities	1,388	1,391	1,356	1,358
Accrued interest payable	314	314	287	287

Off-balance sheet financial instruments:
Commitments to extend credit	-	-	-	-
Letters of credit	-	-	-	-

The following presents the carrying amount, fair value and placement in the fair value hierarchy of the Company’s financial instruments not previously disclosed as of September 30, 2014 and December 31, 2013. This table excludes financial instruments for which the carrying amount approximates fair value (in thousands).

			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices in
			Active Markets	Significant	Significant
			for Identical	Other	Other
September 30, 2014	Carrying Amount	Fair Value	Assets or Liabilities	Observable Inputs	Unobservable Inputs
Financial instruments - Assets
Loans, net of allowance for loan losses	$285,105	$286,338	$-	$-	$286,338
Financial instruments - Liabilities
Interest bearing deposits	309,824	312,421	-	312,421	-
Long-term debt	22,500	22,546		22,546
Other interest bearing liabilities	1,388	1,391	-	1,391	-

			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices in
			Active Markets	Significant	Significant
			for Identical	Other	Other
December 31, 2013	Carrying Amount	Fair Value	Assets or Liabilities	Observable Inputs	Unobservable Inputs
Financial instruments - Assets
Interest bearing time deposits with banks	$249	$250	$-	$250	$-
Loans, net of allowance for loan losses	275,511	282,226	-	-	282,226
Financial instruments - Liabilities
Interest bearing deposits	305,034	308,414	-	308,414	-
Other interest bearing liabilities	1,356	1,358	-	1,358	-

10. Defined Benefit Retirement Plan

The Company sponsors a defined benefit retirement Plan (the “Plan”) which covers substantially all of its employees employed prior to December 31, 2007. As of January 1, 2008, the Plan was amended to close the Plan to new entrants. All active participants as of December 31, 2007 became 100% vested in their accrued benefit and, as long as they remained eligible, continued to accrue benefits until December 31, 2012. The benefits are based on years of service and the employee’s compensation. Effective December 31, 2012, the Plan was amended (frozen) to cease future service accruals after that date. The Company’s funding policy is to contribute annually no more than the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide for benefits attributed to service through December 31, 2012. The Company has made no contributions in the first nine months of 2014 and does not expect to contribute to the Plan in the remainder of 2014. Pension expense included the following components for the three and nine month periods ended September 30, 2014 and 2013:

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Components of net periodic pension cost
Interest cost	$106	$98	$319	$296
Expected return on plan assets	(129)	(140)	(388)	(420)
Recognized net actuarial loss	10	51	30	153
Net periodic pension (income) cost	(13)	9	(39)	29

Amortization of net actuarial loss recognized in other comprehensive income (loss)	$(10)	$(51)	$(30)	$(153)

Total recognized in net periodic pension cost and other comprehensive income (loss)	$(23)	$(42)	$(69)	$(124)

11. Commitments, Contingent Liabilities and Guarantees

In the ordinary course of business, the Company makes commitments to extend credit to its customers through letters of credit, loan commitments and lines of credit. At September 30, 2014, the Company had $41,274,000 outstanding in loan commitments and other unused lines of credit extended to its customers as compared to $40,989,000 at December 31, 2013.

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its letters of credit. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, letters of credit have expiration dates within one year of issuance. The credit risk involved in issuing letters of credit is essentially the same as the risks that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. The Company had outstanding $1,373,000 and $1,199,000 of letters of credit commitments as of September 30, 2014 and December 31, 2013, respectively. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of September 30, 2014 for payments under letters of credit issued was not material. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk.

Additionally, the Company has committed to fund and sell qualifying residential mortgage loans to the Federal Home Loan Bank of Pittsburgh in the total amount of $15,000,000. As of September 30, 2014, $11,919,000 remains to be delivered on that commitment, of which none has been committed to borrowers.

12. Subsequent Event

In October 2014, the Board of Directors declared a dividend of $0.22 per share to shareholders of record on November 14, payable on December 1, 2014.

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

The Company undertakes no obligation to publicly update or revise forward looking information, whether as a result of new or updated information, future events or otherwise.  For a more complete discussion of certain risks, uncertainties and other factors affecting the Company, refer to the Company’s Risk Factors, contained in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, and Item 1A of Part II of this Quarterly Report on Form 10-Q, a copy of which may be obtained from the Company upon request and without charge (except for the exhibits thereto).

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

General:

The following discussion relates to the consolidated financial condition of the Company as of September 30, 2014, as compared to December 31, 2013, and the consolidated results of operations for the three and nine months ended September 30, 2014, compared to the same periods in 2013. This discussion should be read in conjunction with the interim consolidated financial statements and related notes included herein.

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

Financial Condition:

Total assets as of September 30, 2014, were $482.7 million, an increase of 7.6% compared to December 31, 2013. Comparing the balances at September 30, 2014 and December 31, 2013, deposits increased by $6.3 million, with non-interest bearing deposits increasing by $1.5 million and interest-bearing deposits increasing by $4.8 million. The Company’s investment portfolio grew by $24.0 million and borrowings increased by $28.1 million as a result of a leverage strategy put into place in the second quarter of 2014.

The table below shows changes in deposit volumes by type of deposit (in thousands of dollars) between December 31, 2013 and September 30, 2014.

	September 30,	December 31,	Change
	2014	2013	$	%
Deposits:
Demand, non-interest bearing	$76,132	$74,611	$1,521	2.0%
Interest bearing demand and money market	100,562	89,867	10,695	11.9
Savings	65,136	60,761	4,375	7.2
Time deposits, $100,000 and more	27,799	30,995	(3,196)	(10.3)
Other time deposits	116,327	123,411	(7,084)	(5.7)
Total deposits	$385,956	$379,645	$6,311	1.7%

Overall, total loans increased $9.6 million, or 3.5%, between December 31, 2013 and September 30, 2014, as shown in the table below (in thousands of dollars), due to increases in commercial real estate loans. Only slight changes occurred in the remaining loan types.

	September 30,	December 31,	Change
	2014	2013	$	%
Loans:
Commercial, financial and agricultural	$24,230	$26,281	$(2,051)	(7.8)%
Real estate - commercial	87,268	74,471	12,797	17.2
Real estate - construction	19,266	19,681	(415)	(2.1)
Real estate - mortgage	140,327	140,459	(132)	(0.1)
Obligations of states and political subdivisions	11,937	12,702	(765)	(6.0)
Personal	4,413	4,204	209	5.0
Total loans	$287,441	$277,798	$9,643	3.5%

A summary of the activity in the allowance for loan losses for each of the nine-month periods ended September 30, 2014 and 2013 (in thousands) is presented below.

	Periods Ended September 30,
	2014	2013
Balance of allowance - January 1	$2,287	$3,281
Loans charged off	(208)	(1,100)
Recoveries of loans previously charged off	10	20
Net charge-offs	(198)	(1,080)
Provision for loan losses	247	266
Balance of allowance - end of period	$2,336	$2,467

Ratio of net charge-offs during period to average loans outstanding	0.07%	0.39%

During the first nine months of 2014, the Company recorded charge-offs of $208,000, slightly offset by $10,000 in recoveries.

As of September 30, 2014, 51 loans, with aggregate outstanding balances of $6,485,000, were individually evaluated for impairment. A collateral analysis was performed on each of these 51 loans in order to establish a portion of the reserve needed to carry impaired loans at fair value. As a result, three loans were determined to have insufficient collateral, and specific reserves, totaling $111,000, were established for the three impaired loans.

Management believes that the specific reserves carried are adequate to cover potential future losses related to these relationships. There are no other material loans classified as loss, doubtful, substandard, or special mention which management expects to significantly impact future operating results, liquidity or capital resources.

Following is a summary of the Bank’s non-performing loans on September 30, 2014 as compared to December 31, 2013.

(Dollar amounts in thousands)

	As of and for the	As of and for the
	nine months ended	year ended
	September 30, 2014	December 31, 2013
Non-performing loans
Non-accrual loans	$4,799	$5,952
Accruing loans past due 90 days or more	340	251
Restructured loans in default	369	-
Total	$5,508	$6,203

Average loans outstanding	$278,510	$276,737
Ratio of non-performing loans to average loans outstanding	1.98%	2.24%

During the second quarter of 2014, the Company initiated a leverage strategy and issued long-term debt in the amount of $22,500,000, with maturities ranging from two years to five years, at fixed rates ranging from 0.63% to 2.0%. The funds were used to purchase investment securities with similar projected average lives.

Stockholders’ equity increased from December 31, 2013 to September 30, 2014 by $845,000, or 1.7%. The market value of securities available for sale was higher on September 30, 2014 compared to December 31, 2013, resulting in an increase of $556,000, net of taxes. Additionally, there was an adjustment to accumulated other comprehensive income of $20,000 to record the amortization of the net actuarial loss of the Company’s defined benefit retirement plan. Treasury shares repurchased, net of shares reissued, reduced shareholders’ equity by $115,000. The Company’s net income exceeded dividends paid by $356,000.

Subsequent to September 30, 2014, the following event took place:

On October 21, 2014, the Board of Directors declared a cash dividend of $0.22 per share to shareholders of record on November 14, 2014, payable on December 1, 2014.

Comparison of the Three Months Ended September 30, 2014 and 2013

Operations Overview:

Net income for the third quarter of 2014 was $1,058,000, an increase of $39,000, or 3.8%, when compared to the third quarter of 2013. The increase was due primarily to higher net interest income and non-interest income recorded in the third quarter of 2014 as compared to the same period in 2013, partially offset by higher provision for loan losses and provision for taxes recorded during the 2014 period. Basic and diluted earnings per share were $0.25 in the third quarter of 2014, as compared to the $0.24 reported in the third quarter of 2013, representing a 4.2% increase. Presented below are selected key ratios for the two periods:

	Three Months Ended
	September 30,
	2014	2013
Return on average assets (annualized)	0.89%	0.90%
Return on average equity (annualized)	8.30%	8.35%
Average equity to average assets	10.69%	10.76%

Non-interest income, excluding securities gains (losses), as a percentage of average assets (annualized)	0.92%	0.90%
Non-interest expense as a percentage of average assets (annualized)	2.80%	2.95%

The discussion that follows further explains changes in the components of net income when comparing the third quarter of 2014 with the third quarter of 2013.

Net Interest Income:

Net interest income was $3,567,000 for the third quarter of 2014, as compared to $3,505,000 in the same quarter in 2013. Average earning assets increased by 5.7%, and the net interest margin, on a fully tax equivalent basis, decreased by 14 basis points.

Interest on loans decreased $177,000, or 4.7%, in the third quarter of 2014 as compared to the same period in 2013. A decrease of 33 basis points in the average weighted yield on loans reduced interest income by approximately $232,000. An increase in average loans outstanding of $4.5 million increased interest income by $55,000.

Interest earned on investment securities increased $182,000 in the third quarter of 2014 as compared to the third quarter of 2013, with average balances increasing $19.3 million during the period. Of the $182,000 increase, $78,000 was due to the increase in average balances, while $104,000 was due to yield increases. The overall pre-tax yield on the investment securities portfolio increased during the period by 30 basis points.

Total average earning assets during the third quarter of 2014 were $435.2 million, compared to $411.8 million during the third quarter of 2013, yielding 3.88% in 2014 versus 4.09% in 2013. Average interest-bearing liabilities increased by $17.4 million, and average non-interest bearing deposits increased by $4.1 million. The increase in average interest-bearing liabilities was the result of adding long-term debt during the second quarter of 2014. The cost to fund interest bearing liabilities dropped by 12 basis points, to 0.75%, in the third quarter of 2014 compared to the third quarter of 2013.

Net interest margin on a fully tax-equivalent basis for the third quarter of 2014 was 3.41%. For the same period in 2013, the fully-tax equivalent net interest margin was 3.55%.

AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

(Dollars in thousands)

	Three Months Ended			Three Months Ended
	September 30, 2014			September 30, 2013
	Average		Yield/	Average		Yield/	Increase (Decrease) Due To (6)
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate	Volume	Rate	Total
ASSETS
Interest earning assets:
Taxable loans (5)	$264,370	$3,417	5.17%	$260,973	$3,605	5.53%	$47	$(235)	$(188)
Tax-exempt loans	19,299	149	3.06	18,239	138	3.00	8	3	11
Total loans	283,669	3,566	5.03	279,212	3,743	5.36	55	(232)	(177)
Taxable investment securities	116,411	529	1.82	93,414	330	1.41	92	107	199
Tax-exempt investment securities	34,803	131	1.51	38,518	148	1.54	(14)	(3)	(17)
Total investment securities	151,214	660	1.75	131,932	478	1.45	78	104	182
Interest bearing deposits	275	1	1.44	691	3	1.72	(2)	-	(2)
Total interest earning assets	435,158	4,227	3.88	411,835	4,224	4.09	131	(128)	3

Other assets (7)	41,680			41,913
Total assets	$476,838			$453,748

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Interest bearing demand deposits (2)	$102,530	44	0.17	$95,836	42	0.17	3	1	2
Savings deposits	65,092	16	0.10	61,062	15	0.10	1	(1)	1
Time deposits	146,254	523	1.42	160,393	654	1.62	(55)	(77)	(131)
Short-term and long-term borrowings and other interest bearing liabilities	31,710	77	0.96	10,934	8	0.29	31	38	69
Total interest bearing liabilities	345,586	660	0.75	328,225	719	0.87	(20)	(39)	(59)

Non-interest bearing liabilities:
Demand deposits	76,421			72,324
Other	3,865			4,356
Stockholders' equity	50,966			48,843
Total liabilities and stockholders' equity	$476,838			$453,748
Net interest income and net interest rate spread		$3,567	3.13%		$3,505	3.22%	$151	$(89)	$62
Net interest margin on interest earning assets (3)			3.28%			3.41%
Net interest income and net interest margin-Tax equivalent basis (4)		$3,711	3.41%		$3,652	3.55%

Notes:

1) Average balances were calculated using a daily average.

2) Includes interest-bearing demand and money market accounts.

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

Provision for Loan Losses:

In the third quarter of 2014, the provision for loan losses was $110,000, as compared to a provision of $100,000 in the third quarter of 2013. Management regularly reviews the adequacy of the loan loss reserve and makes assessments as to specific loan impairment, historical charge-off expectations, general economic conditions in the Bank’s market area, specific loan quality and other factors. As of September 30, 2014, non-performing loans as a percentage of average outstanding loans was 1.98%, improved from 2.24% on December 31, 2013 and from 2.82% one year ago on September 30, 2013. The improvement in non-performing loans has had a positive effect on the adequacy of the allowance for loan losses, but was offset by provisioning for increased loan balances and concentrations. See the earlier discussion in the Financial Condition section, explaining the information used to determine the provision.

Non-interest Income:

Non-interest income in the third quarter of 2014 was $1,093,000, compared to $1,023,000 in the third quarter of 2013, representing an increase of $70,000, or 6.8%.

Most significantly impacting non-interest income in the third quarter of 2014 was an increase in fees derived from loan activity, primarily revenues from the sale of title insurance, increasing non-interest income by $65,000. Additionally, there was a lump-sum fee of $39,000 collected on a terminated trust relationship, resulting in elevated trust fees for that period, and commissions from sales of non-deposit products in the third quarter of 2014 were $16,000, or 21.9%, higher than in the same quarter of the previous year.

The Company began originating mortgages to sell on the secondary market, while retaining the servicing rights as a strategic objective early in 2012 and has been successful in building a servicing portfolio of approximately $19.4 million as of September 30, 2014. The mortgage servicing right asset, as of September 30, 2014, was $183,000. Gains on the sale of mortgage loans is made up of origination and servicing fees collected from the buyer, origination points collected from the borrower and an adjustment to the fair value of the mortgage servicing rights asset. In the third quarter of 2014, the total net gain on the sale of mortgage loans was $54,000, a decrease of $30,000, or 35.7%, from the third quarter of 2013, when origination activity was higher.

Customer service fees declined by 6.2% in the third quarter of 2014 as compared to the same period in 2013. The decline in customer service fees relates to fewer occurrences of customer deposit account overdrafts. Earnings on bank-owned life insurance (BOLI) and annuities declined in the third quarter of 2014 by 3.6%, due to the reduction in BOLI policies and matured annuities.

As a percentage of average assets, annualized non-interest income, exclusive of net gains on the sale of securities, was 0.92% in the third quarter of 2014 as compared to 0.90% in the third quarter of 2013.

Non-interest Expense:

Total non-interest expense for the third quarter of 2014 was essentially unchanged when compared to the third quarter of 2013 in total, with a slight $11,000, or 0.3%, decrease. Employee compensation expense increased by $111,000 due primarily to higher commissions paid on the sale of non-deposit products. Substantially offsetting the increase in employee compensation expense was a decrease in employee benefits expense of $98,000 in the third quarter of 2014 as compared to the third quarter of 2013, due primarily to decreased costs related to the defined benefit retirement plan that was frozen as of December 31, 2012 and reduced accruals for claims in the Company’s self-funded medical insurance plan.

As a percentage of average assets, annualized non-interest expense was 2.80% in the third quarter of 2014 compared to 2.95% in the third quarter of 2013.

Provision for income taxes:

Income tax expense in the third quarter of 2014 was $154,000 as compared to the $60,000 recorded in the third quarter of 2013. Beginning in the second quarter of 2013, the Company qualified for a federal tax credit for its low-income housing project investment, and the tax provisions for each period reflect the application of the tax credit. For the third quarter of 2014, the tax credit lowered the effective tax rate from 24.5% to 12.7%. In the third quarter of 2013, when earnings from tax exempt sources were lower and the tax credit for the period was higher, the effective tax rate was lowered from 22.8% to 5.6%.

Comparison of the Nine Months Ended September 30, 2014 and 2013

Operations Overview:

Net income for the first nine months of 2014 was $3,124,000, an increase of $90,000, or 3.0%, compared to the first nine months of 2013. The increase was due primarily to higher net interest income and non-interest income and lower provision for loan losses and income tax expense recorded in the first nine months of 2014 as compared to the same period in 2013. These factors were partially offset by higher non-interest expense recorded during the 2014 period. Basic and diluted earnings per share were $0.74 in the first nine months of 2014, representing an increase of 2.8% from the $0.72 earned in the first nine months of 2013. Annualized return on average equity for the first nine months in 2014 was 8.23%, compared to 8.14% for the same period in the prior year, an increase of 1.1%. For the nine months ended September 30, annualized return on average assets was 0.89% in 2014, versus 0.90% in 2013.

Presented below are selected key ratios for the two periods:

	Nine Months Ended
	September 30,
	2014	2013
Return on average assets (annualized)	0.89%	0.90%
Return on average equity (annualized)	8.23%	8.14%
Average equity to average assets	10.83%	11.04%

Non-interest income, excluding securities gains, as a percentage of average assets (annualized)	0.91%	0.93%
Non-interest expense as a percentage of average assets (annualized)	2.88%	2.88%

The discussion that follows explains changes in the components of net income when comparing the first nine months of 2014 with the first nine months of 2013.

Net Interest Income:

Net interest income was $10,618,000 for the first nine months of 2014, as compared to $10,318,000 in the same period in 2013, an increase of $300,000, or 2.9%. Average earning assets increased by $17.1million, or 4.2%, while the net interest margin on a fully tax equivalent basis decreased by 5 basis points.

On average, loans outstanding increased by $3.2 million, or 1.1%. Interest on loans decreased $362,000, or 3.2%, in the first nine months of 2014 as compared to the same period in 2013. An average weighted yield decrease of 23 basis points lowered interest income by approximately $449,000, while the higher volume of loans partially offset that decrease by $87,000.

Interest earned on investment securities increased $421,000 in the first nine months of 2014 as compared to 2013, with average balances increasing $15.3 million during the period. The overall pre-tax yield on the investment securities portfolio increased during the period by 23 basis points.

Average interest-bearing liabilities increased by $9.7 million, and average non-interest bearing deposits grew by $7.1 million. The cost of interest bearing liabilities fell by 12 basis points as a result of the lower general rate environment and the shift in the mix of interest bearing liabilities.

Total average earning assets during the first nine months of 2014 were $425.7 million, compared to $408.6 million during the first nine months of 2013, yielding 3.94% in 2014 versus 4.09% in 2013. Funding costs for the earning assets were 0.62% and 0.72% for the first nine months of 2014 and 2013, respectively. Net interest margin on a fully tax-equivalent basis for the first nine months of 2014 was 3.46%. For the same period in 2013, the fully-tax equivalent net interest margin was 3.51%.

AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

(Dollars in thousands)

	Nine Months Ended			Nine Months Ended
	September 30, 2014			September 30, 2013
	Average		Yield/	Average		Yield/	Increase (Decrease) Due To (6)
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate	Volume	Rate	Total
ASSETS
Interest earning assets:
Taxable loans (5)	$258,035	$10,317	5.33%	$257,176	$10,725	5.56%	$35	$(443)	$(408)
Tax-exempt loans	20,475	461	3.01	18,169	415	3.05	52	(6)	46
Total loans	278,510	10,778	5.16	275,345	11,140	5.39	87	(449)	(362)
Taxable investment securities	110,347	1,419	1.71	91,969	938	1.36	209	272	481
Tax-exempt investment securities	34,510	387	1.50	37,621	447	1.58	(36)	(24)	(60)
Total investment securities	144,857	1,806	1.66	129,590	1,385	1.43	173	248	421
Interest bearing deposits	1,749	3	0.23	3,676	16	0.58	(6)	(7)	(13)
Federal funds sold	608	1	0.22	-	-		1	-	1
Total interest earning assets	425,724	12,588	3.94	408,611	12,541	4.09	255	(208)	47

Other assets (7)	41,346			41,488
Total assets	$467,070			$450,099

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Interest bearing demand deposits (2)	$97,736	124	0.17	$94,864	121	0.17	4	(1)	3
Savings deposits	65,039	48	0.10	59,915	54	0.12	4	(10)	(6)
Time deposits	149,667	1,640	1.47	163,541	2,029	1.66	(164)	(225)	(389)
Short-term and long term borrowings and other interest bearing liabilities	22,907	158	0.92	7,331	19	0.35	78	61	139
Total interest bearing liabilities	335,349	1,970	0.79	325,651	2,223	0.91	(78)	(175)	(253)

Non-interest bearing liabilities:
Demand deposits	77,175			70,057
Other	3,955			4,698
Stockholders' equity	50,591			49,693
Total liabilities and stockholders' equity	$467,070			$450,099
Net interest income and net interest rate spread		$10,618	3.15%		$10,318	3.18%	$333	$(33)	$300
Net interest margin on interest earning assets (3)			3.32%			3.37%
Net interest income and net interest margin-Tax equivalent basis (4)		$11,055	3.46%		$10,762	3.51%

Notes:

1) Average balances were calculated using a daily average.

2) Includes interest-bearing demand and money market accounts.

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

Provision for Loan Losses:

In the first nine months of 2014, the provision for loan losses was $247,000, as compared to a provision of $266,000 in the first nine months of 2013. Management regularly reviews the adequacy of the loan loss reserve and makes assessments as to specific loan impairment, historical charge-off expectations, general economic conditions in the Bank’s market area, specific loan quality and other factors. See the earlier discussion in the Financial Condition section, explaining the information used to determine the provision.

Non-interest Income:

Non-interest income in the first nine months of 2014 was $3,183,000, an increase of $28,000, or 0.9%, compared to $3,155,000 in the first nine months of 2013. Most significantly impacting non-interest income in the first nine months of 2014 was the receipt of $165,000 in death benefits related to bank-owned life insurance. Additionally, trust fee income was $74,000, or 28.8%, higher in the first nine months of 2014 as compared to the first nine months of 2013, due primarily to the collection of one-time fees of $79,000 from two terminated accounts in the 2014 period. Further, fees derived from electronic payment activity through the use of debit cards increased by $21,000, or 3.4%, in the first nine months of 2014, as a result of customers’ increased use of electronic payment transactions.

Partially offsetting these reductions in fee income was a $126,000 reduction of fee income related to loan origination, sale and servicing of residential mortgage loans and a reduction of $83,000 in customer service fees on deposit accounts in the nine month period ending September 30, 2014 compared to the same period one year earlier. The decline in customer service fees relates to fewer occurrences of customer deposit account overdrafts.

As a percentage of average assets, annualized non-interest income, exclusive of net gains on the sale of securities, was 0.91% in the first nine months of 2014 versus 0.93% for the same period in 2013.

Non-interest Expense:

Total non-interest expense was $10,075,000 for the first nine months of 2014, $361,000, or 3.7%, higher than in the first nine months of 2013.

Amortization expense associated with the Bank’s investment in a low-income housing project, which first became applicable during the second quarter of 2013, was offset by the recording of the benefit of the tax credit from the project. Excluding the effect of this amortization expense, non-interest expense increased in the first nine months of 2014 by $292,000, or 3.1%, when compared to the same period one year ago. The increase was primarily due to increases in employee compensation and costs associated with foreclosure activities.

Compensation expense for the first nine months of 2014 increased by $350,000 as compared to the first nine months of 2013, due to a number of factors. Full-time equivalent employment increased as of September 30, 2014 as compared to September 30, 2013, and company-wide annual salary adjustments occurred early in the second quarter of 2014. Combined, these two factors added $234,000 to employee compensation expense in the first nine months of 2014. Additionally, commissions paid for sales of non-deposit products increased by $29,000 and accruals for employee incentive bonus increased by $82,000 in the 2014 period as compared to the 2013 period.

Costs of employee benefits was $1,067,000 in the first nine months of 2014 versus $1,245,000 in the first nine months of 2013, representing a reduction of $178,000, or 14.3%. Offsetting the increase in payroll taxes of $62,000, or 17.8%, which resulted from higher employee compensation costs in the first nine months of 2014 as compared to the first nine months of 2013, were lower medical insurance expenses of $207,000, or 42.2%, within the Company’s self-funded plan and lower cost of accounting for the frozen defined benefit plan of $66,000.

Costs associated with foreclosure activity (including losses on the sales of foreclosed assets) were $153,000 through the first nine months of 2014, an increase of $78,000, or 103%, when compared to the same period in 2013 due to an increase in foreclosure activity.

As a percentage of average assets, annualized non-interest expense was 2.88% in each of the nine month periods in 2014 and 2013.

Provision for income taxes:

Income tax expense in the first nine months of 2014 was $355,000 as compared to the $459,000 recorded in the first nine months of 2013. Beginning in the second quarter of 2013, the Company has qualified for a federal tax credit for its low-income housing project investment, and the tax provisions for each period reflect the application of the tax credit. The tax credit recorded in the first nine months of 2014 was $431,000, offsetting $786,000 in regular tax expense; in the first nine months of 2013, the tax credit applied was $371,000, offsetting $830,000 in regular tax expense. For the first nine months of 2014, the tax credit lowered the effective tax rate from 22.6% to 10.2% as compared to the same period in 2013, in which the tax credit lowered the effective tax rate from 23.8% to 13.1%.

Liquidity:

The objective of liquidity management is to ensure that sufficient funding is available, at a reasonable cost, to meet the ongoing operational cash needs of the Company and to take advantage of income producing opportunities as they arise. While the desired level of liquidity will vary depending upon a variety of factors, it is the primary goal of the Company to maintain a high level of liquidity in all economic environments. Principal sources of asset liquidity are provided by loans and securities maturing in one year or less, and other short-term investments, such as federal funds sold and cash and due from banks. Liability liquidity, which is more difficult to measure, can be met by attracting deposits and maintaining the core deposit base. The Company is a member of the Federal Home Loan Bank of Pittsburgh for the purpose of providing short-term liquidity when other sources are unable to fill these needs. During the first nine months of 2014, overnight borrowings from the Federal Home Loan Bank averaged $2,046,000. As of September 30, 2014, the Company had long-term debt with the Federal Home Loan Bank of $22,500,000, and had remaining unused borrowing capacity with the Federal Home Loan Bank of $94.9 million.

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

Off-Balance Sheet Arrangements:

The Company’s consolidated financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk, credit risk, and interest rate risk. These commitments consist mainly of loans approved but not yet funded, unused lines of credit and outstanding letters of credit. These commitments were made using the same credit standards as are used for on-balance sheet instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment terms. Letters of credit are conditional commitments issued to guarantee the financial performance obligation of a customer to a third party. Unused commitments and letters of credit at September 30, 2014 were $41,274,000 and $1,373,000, respectively. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Company. Management believes that any amounts actually drawn upon can be funded in the normal course of operations. Additionally, the Company has committed to fund and sell qualifying residential mortgage loans to the Federal Home Loan Bank of Pittsburgh in the total amount of $15,000,000. As of September 30, 2014, $11,919,000 remains to be delivered on that commitment, of which none has been committed to borrowers. The Company has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or the availability of capital resources.

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

Capital Adequacy:

Bank regulatory authorities in the United States issue risk-based capital standards. These capital standards relate a banking company’s capital to the risk profile of its assets and provide the basis by which all banking companies and banks are evaluated in terms of capital adequacy. The risk-based capital standards require all banks to have Tier 1 capital of at least 4% and total capital, including Tier 1 capital, of at least 8% of risk-adjusted assets. Tier 1 capital includes common stockholders’ equity and qualifying perpetual preferred stock together with related surpluses and retained earnings. Total capital is comprised of Tier 1 capital, limited life preferred stock, qualifying debt instruments, and the reserves for possible loan losses. Banking regulators have also issued leverage ratio requirements. The leverage ratio requirement is measured as the ratio of Tier 1 capital to adjusted average assets. At September 30, 2014, the Bank exceeded the regulatory requirements to be considered a "well capitalized" financial institution, i.e., a leverage ratio exceeding 5%, Tier 1 capital exceeding 6% and total capital exceeding 10%.

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

Declines and volatility in the values of financial institution stocks in the last several years have significantly reduced the likelihood of realizing significant gains in the near-term. Although the Company has realized occasional gains from this portfolio in the past, the primary objective of the portfolio is to achieve value appreciation in the long term while earning consistently attractive after-tax yields from dividends. The carrying value of the financial institutions stocks accounted for 0.3% of the Company’s total assets as of September 30, 2014. Management performs an impairment analysis on the entire investment portfolio, including the financial institutions stocks, on a quarterly basis. For the nine months ended September 30, 2014, no “other-than-temporary” impairment was identified. There is no assurance that declines in market values of the common stock portfolio in the future will not result in “other-than-temporary” impairment charges, depending upon facts and circumstances present.

The equity investments in the Company’s portfolio had an adjusted cost basis of approximately $1,055,000 and a fair value of $1,422,000 at September 30, 2014. Net unrealized gains in this portfolio were approximately $367,000 at September 30, 2014.

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

The primary objective of the Company’s asset-liability management process is to maximize current and future net interest income within acceptable levels of interest rate risk while satisfying liquidity and capital requirements. Management recognizes that a certain amount of interest rate risk is inherent, appropriate and necessary to ensure profitability. A simulation analysis is used to assess earnings and capital at risk from movements in interest rates. The model considers three major factors: (1) volume differences; (2) repricing differences; and (3) timing in its income simulation. As of the most recent model run, data was disseminated into appropriate repricing buckets, based upon the static position at that time. The interest-earning assets and interest-bearing liabilities were assigned a multiplier to simulate how much that particular balance sheet item would re-price when interest rates change. Finally, the estimated timing effect of rate changes is applied, and the net interest income effect is determined on a static basis (as if no other factors were present). As the table below indicates, based upon rate shock simulations on a static basis, the Company’s balance sheet is relatively rate-neutral as rates decline. Each 100 basis point increase results in approximately $625,000 decline in net interest income in the static environment. This negative effect of rising rates is offset to a degree by the positive effect of imbedded options that include loans floating above their floors and likely internal deposit pricing strategies. After applying the effects of options, over a one-year period, the net effect of an immediate 100, 200, 300 and 400 basis point rate increase would change net interest income by $(256,000), $(498,000), $(1,791,000) and $(2,251,000), respectively. Rate shock modeling was done for a declining rate of 25 basis points only, as the federal funds target rate currently is between zero and 0.25%. As the table below indicates, the net effect of interest rate risk on net interest income is minimal in a rising rate environment through a 200 basis point increase. Juniata’s rate risk policies provide for maximum limits on net interest income that can be at risk for 100 through 400 basis point changes in interest rates.

Effect of Interest Rate Risk on Net Interest Income (Dollars in thousands)

Change in Interest Rates (Basis Points)	Change in Net Interest Income Due to Interest Rate Risk (Static)	Change in Net Interest Income Due to Imbedded Options	Total Change in Net Interest Income

400	$(2,500)	$249	$(2,251)
300	(1,874)	83	(1,791)
200	(1,250)	752	(498)
100	(625)	369	(256)
0	-	-	-
(25)	157	(68)	89

The net interest income at risk position remained within the guidelines established by the Company’s asset/liability policy.

No material change has been noted in the Bank’s equity value at risk. Please refer to the Annual Report on Form 10-K as of December 31, 2013 for further discussion of this topic.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of September 30, 2014, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined by the Securities Exchange Act of 1934 (“Exchange Act”), Rule 13a-15(e). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information on repurchases by the Corporation of its common stock in each month of the quarter ended September 30, 2014:

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number	Average	Part of Publicly	Shares that May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	per Share	Programs	Plans or Programs (1)

July 1-31, 2014	-	$-	-	33,819
August 1-31, 2014	-	-	-	33,819
September 1-30, 2014	500	17.95	500	33,319

Totals	500		500	33,319

(1) On March 23, 2001, the Company announced plans to buy back 100,000 (200,000 on a post-split basis) shares of its common stock. There is no expiration date to this buyback plan, but subsequent to the initial plan, the Board of Directors authorized the repurchase of 400,000 additional shares in 2005 and then authorized 200,000 additional shares in September of 2008. As of November 7, 2014, the number of shares that may yet be purchased under the program was 33,319. No repurchase plan or program expired during the quarter. The Company has no stock repurchase plan or program that it has determined to terminate prior to expiration or under which it does not intend to make further purchases.

Certain regulatory restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. At September 30, 2014, $34,445,000 of undistributed earnings of the Bank, included in the consolidated stockholders’ equity, was available for distribution to the Company as dividends without prior regulatory approval, subject to regulatory capital requirements.

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

Juniata Valley Financial Corp.
(Registrant)

Date	11-07-2014	By	/s/ Marcie A. Barber
Marcie A. Barber, President and Chief Executive Officer (Principal Executive Officer)

Date	11-07-2014	By	/s/ JoAnn N. McMinn
JoAnn N. McMinn, Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)

