Form 10-K
period 2014-12-31
JUNIATA VALLEY FINANCIAL CORP
filed 2015-03-16
CIK 714712

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2014

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

Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $72,686,694. (1)

There were 4,187,441 shares of the registrant’s common stock outstanding as of March 4, 2015.

(1)           The aggregate dollar amount of the voting stock set forth equals the number of shares of the Company’s Common Stock outstanding, reduced by the amount of Common Stock held by officers, directors, shareholders owning in excess of 10% of the Company’s Common Stock and the Company’s employee benefit plans multiplied by the last reported sale price for the Company’s Common Stock on June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter. The information provided shall not be construed as an admission that any officer, director or 10% shareholder of the Company, or any employee benefit plan, may be deemed an affiliate of the Company or that such person or entity is the beneficial owner of the shares reported as being held by such person or entity, and any such inference is hereby disclaimed.

DOCUMENTS INCORPORATED BY REFERENCE

(Specific sections incorporated are identified under applicable items herein)

Certain portions of the Company’s Annual Report to Shareholders for the year ended December 31, 2014 are incorporated by reference in Parts I and II of this Report. The Company’s Annual Report to Shareholders is attached to this Report as Exhibit 13.1.

With the exception of the information incorporated by reference in Parts I and II of this Report, the Company’s Annual Report to Shareholders for the year ended December 31, 2014 is not to be deemed "filed" with the Securities and Exchange Commission for any purpose.

Certain portions of the Company’s Proxy Statement to be filed in connection with its 2015 Annual Meeting of Shareholders are incorporated by reference in Part III of this Report; provided, however, that any information in such Proxy Statement that is not required to be included in this Annual Report on Form 10-K shall not be deemed to be incorporated herein or filed for the purposes of the Securities Act of 1933 or the Securities Exchange Act of 1934.

Other documents incorporated by reference are listed in the Exhibit Index.

PART I

ITEM 1. BUSINESS

Overview

Juniata Valley Financial Corp. (the “Company” or “Juniata”) is a Pennsylvania corporation that was formed in 1983 as a result of a plan of merger and reorganization of The Juniata Valley Bank (the “Bank”). The plan received regulatory approval on June 7, 1983, and Juniata, a one-bank holding company, registered under the Bank Holding Company Act of 1956. The Bank is the oldest independent commercial bank in Juniata and Mifflin Counties, having originated under a state bank charter in 1867. The Company has one reportable segment, consisting of the Bank, as described in Note 2 of Notes to Consolidated Financial Statements contained in the Company’s 2014 Annual Report to Shareholders (“2014 Annual Report”).

Nature of Operations

Juniata operates primarily in central Pennsylvania with the purpose of delivering financial services within its local market. The Company provides retail and commercial banking services through 12 offices in the following locations: five community offices in Juniata County; five community offices in Mifflin County, as well as a financial services office; one community office in each of Perry and Huntingdon Counties; and a loan production office in Centre County. The Company offers a full range of consumer and commercial banking services. Consumer banking services include: Internet banking; mobile banking; telephone banking; ten automated teller machines; personal checking accounts; club accounts; checking overdraft privileges; money market deposit accounts; savings accounts; debit cards; certificates of deposit; individual retirement accounts; secured lines of credit; construction and mortgage loans; and safe deposit boxes. Commercial banking services include: low and high-volume business checking accounts; Internet account management services; remote deposit capability; ACH origination; payroll direct deposit; commercial lines of credit; commercial letters of credit; and commercial term and demand loans. The Bank provides comprehensive trust, asset management and estate services, and the Company has a contractual arrangement with a broker-dealer to offer a full range of financial services, including annuities, mutual funds, stock and bond brokerage services and long-term care insurance to the Bank’s customers. Management believes the Bank has a relatively stable deposit base with no major seasonal depositor or group of depositors. Most of the Company’s commercial customers are small and mid-sized businesses in central Pennsylvania.

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

The Company’s primary source of funds is deposits, consisting of transaction type accounts, such as demand deposits and savings accounts, and time deposits, such as certificates of deposit. The majority of deposits are held by customers residing or located in Juniata’s market area. No material portion of the deposits has been obtained from a single or small group of customers, and the Company believes that the loss of any customer’s deposits or a small group of customers’ deposits would not have a material adverse effect on the Company.

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

In commercial transactions, the Company believes that the Bank’s legal lending limit to a single borrower (approximately $7,060,000 as of December 31, 2014) enables it to compete effectively for the business of small and mid-sized businesses. However, this legal lending limit is considerably lower than that of various competing institutions and thus may act as a constraint on the Bank’s effectiveness in competing for certain financings.

In consumer transactions, the Bank believes that it is able to compete on a substantially equal basis with larger financial institutions because it offers competitive interest rates on savings and time deposits and on loans.

In competing with other banks, savings and loan associations and financial institutions, the Bank seeks to provide personalized services through management’s knowledge and awareness of its service areas, customers and borrowers. In management’s opinion, larger institutions often do not provide sufficient attention to the retail depositors and the relatively small commercial borrowers that comprise the Bank’s primary customer base.

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

A satisfactory safety and soundness rating, particularly with regard to capital adequacy, and a satisfactory Community Reinvestment Act rating are generally prerequisites to obtaining federal regulatory approval to make acquisitions and open branch offices. As of December 31, 2014, the Bank was rated “outstanding” under the Community Reinvestment Act and was a “well capitalized” bank. An institution’s Community Reinvestment Act rating is considered in determining whether to grant approvals relating to charters, branches and other deposit facilities, relocations, mergers, consolidations and acquisitions. Less than satisfactory performance may be the basis for denying an application.

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

The operations of the Bank are also subject to numerous Federal, state and local laws and regulations which set forth specific restrictions and procedural requirements with respect to interest rates on loans, the extension of credit, credit practices, the disclosure of credit terms and discrimination in credit transactions. The Bank also is subject to certain limitations on the amount of cash dividends that it can pay to the Company. See Note 16 of Notes to Consolidated Financial Statements, contained in the 2014 Annual Report, which is included in Exhibit 13 to this report and incorporated by reference in this Item 1.

Under Federal Reserve Board policy, the Company is expected to act as a source of financial strength to the Bank and Liverpool Community Bank (“LCB”), of which the Company owns 39.16%, and to commit resources to support the Bank and LCB in circumstances where they might not be in a financial position to support themselves. Consistent with the “source of strength” policy for subsidiary banks, the Federal Reserve Board has stated that, as a matter of prudent banking, a bank holding company generally should not maintain a rate of cash dividends unless its net income available to common stockholders has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears to be consistent with the Company’s capital needs, asset quality and overall financial condition.

As a public company, the Company is subject to the Securities and Exchange Commission’s rules and regulations relating to periodic reporting, proxy solicitation and insider trading.

FDIC Insurance

The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. The FDIC administers the Deposit Insurance Fund (“DIF”). The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”) permanently raised the standard maximum deposit insurance coverage amount to $250,000 and made the increase retroactive to January 1, 2008. This increase was effective immediately upon the President’s signature on July 21, 2010. The FDIC deposit insurance coverage limit applies per depositor, per insured depository institution for each account ownership category. The FDIC has been given greater latitude in setting the assessment rates for insured depository institutions which could be used to impose minimum assessments.

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

On February 27, 2009, the FDIC adopted an interim rule that permits the Board to impose an emergency special assessment of up to 10 basis points, if necessary to maintain public confidence in federal deposit insurance. In addition, the FDIC required all insured institutions to prepay three years of assessments on December 30, 2009, which required the Company to prepay approximately $1.8 million of projected fees for 2010, 2011 and 2012. As of December 31, 2012, the Company received a refund of $547,000 from the FDIC in 2013, representing funds that had remained in the prepaid account at the end of 2012.

The Dodd-Frank Act revised the statutory authorities governing the FDIC’s management of the Deposit Insurance Fund (the “DIF”). Key requirements from the Dodd-Frank Act have resulted in the FDIC’s adoption of the following proposed amendments: (1) redefined the assessment base used to calculate deposit insurance assessments to “average consolidated total assets minus average tangible equity”; (2) raised the DIF’s minimum reserve ratio to 1.35 percent and removed the upper limit on the reserve ratio; (3) revised adjustments to the assessment rates by eliminating one adjustment and adding another; and (4) revised the deposit insurance assessment rate schedules due to changes to the assessment base. Revised rate schedules and other revisions to the deposit insurance assessment rules became effective April 1, 2011. Though deposit insurance assessments maintain a risk-based approach, the FDIC’s changes effective April 1, 2011, impose a more extensive risk-based assessment system on large insured depository institutions with at least $10 billion in total assets since they are more complex in nature and could pose greater risk. Due to the changes to the assessment base and assessment rates, as well as the DIF restoration time frame, the impact on the Company’s deposit insurance assessments resulted in lower premiums from 2011 through 2014 and will likely continue in future years.

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

Additionally, banking organizations must maintain a minimum leverage ratio of 3%, measured as the ratio of Tier 1 capital to adjusted average assets. This 3% leverage ratio is a minimum for the most highly rated banking organizations without any supervisory, financial or operational weaknesses or deficiencies. Other banking organizations are expected to maintain leverage capital ratios that are 100 to 200 basis points above such minimum, depending upon their financial condition.

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

See Note 16 of Notes to Consolidated Financial Statements, contained in the 2014 Annual Report and incorporated by reference in this Item 1, for a table that provides the Company’s risk based capital ratios and leverage ratio.

Federal banking agencies have broad powers to take corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are “well capitalized,” “adequately capitalized,” “undercapitalized”, “significantly undercapitalized,” or “critically undercapitalized.” As of December 31, 2014, the Bank was a “well-capitalized” bank, as defined by the FDIC.

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

In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation, officially identified by the Basel Committee as “Basel III”. In July 2013, the FRB published final rules to implement the Basel III capital framework and revise the framework for the risk-weighting of assets. The Basel III rules, among other things, narrow the definition of regulatory capital. When fully phased in on January 1, 2019, Basel III will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. Basel III also provides for a “countercyclical capital buffer,” an additional capital requirement that generally is to be imposed when national regulators determine that excess aggregate credit growth has become associated with a buildup of systemic risk, in order to absorb losses during periods of economic stress. Banking institutions that maintain insufficient capital to comply with the capital conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. Additionally, the Basel III framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests, including a liquidity coverage ratio (LCR) designed to ensure that the banking entity maintains a level of unencumbered high-quality liquid assets greater than or equal to the entity’s expected net cash outflow for a 30-day time horizon under an acute liquidity stress scenario, and a net stable funding ratio (NSFR) designed to promote more medium and long-term funding based on the liquidity characteristics of the assets and activities of banking entities over a one-year time horizon. In September 2014, the federal regulatory agencies finalized rules implementing the LCR for U.S. financial institutions that are “internationally active banking organizations” and those generally with more than $250 billion in total consolidated assets. The FRB separately adopted a less stringent, modified LCR requirement for bank holding companies that have more than $50 billion in total consolidated assets. Neither of the final bank regulatory LCR rules apply to the Juniata. The federal regulatory agencies have not yet proposed rules to implement the NSFR.

The final rules revise federal regulatory agencies’ risk-based and leverage capital requirements and their method for calculating risk-weighted assets to make them consistent with the Basel III framework. The final rules apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies (“banking organizations”). Among other things, the proposed rules establish a new common equity tier 1 (CET1) minimum capital requirement (4.5% of risk-weighted assets) and a higher minimum tier 1 capital requirement (from 4.0% to 6.0% of risk-weighted assets), and assign higher risk weightings (150%) to exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property.

When fully phased in, Basel III requires financial institutions to maintain: (a) as a newly adopted international standard, a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7.0%); (b) a minimum ratio of tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum tier 1 capital ratio of 8.5% upon full implementation); (c) a minimum ratio of total (that is, tier 1 plus tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation); and (d) as a newly adopted international standard, a minimum leverage ratio of 3.0%, calculated as the ratio of tier 1 capital balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter). In addition, the proposed rules also limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer”.

Under the final rules, compliance is required beginning January 1, 2015, for most banking organizations subject to a transition period for several aspects of the final rules, including the new minimum capital ratio requirements, the capital conservation buffer and the regulatory capital adjustments and deductions.

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

As of December 31, 2014, the Company believes its current capital levels would meet the fully phased-in minimum capital requirements, including capital conservation buffer, as prescribed in the U.S. Basel III Capital Rules.

Gramm-Leach-Bliley Act

On November 12, 1999, the Gramm-Leach-Bliley Act (“GLB”) was signed into law. GLB permits commercial banks to affiliate with investment banks. It also permits bank holding companies which elect financial holding company status to engage in any type of financial activity, including securities, insurance, merchant banking/equity investment and other activities that are financial in nature. The Company has not elected financial holding company status. The merchant banking provisions allow a bank holding company to make a controlling investment in any kind of company, financial or commercial. GLB allows a bank to engage in virtually every type of activity currently recognized as financial or incidental or complementary to a financial activity. A commercial bank that wishes to engage in these activities is required to be well capitalized, well managed and to have a satisfactory or better Community Reinvestment Act rating. GLB also allows subsidiaries of banks to engage in a broad range of financial activities that are not permitted for banks themselves. Although the Company and the Bank have not commenced these types of activities to date, GLB enables them to evaluate new financial activities that would complement the products already offered to enhance non-interest income.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 implemented a broad range of corporate governance, accounting and reporting measures for companies, like Juniata, that have securities registered under the Securities Exchange Act of 1934. Specifically, the Sarbanes-Oxley Act and the various regulations promulgated under the Act, established, among other things: (i) requirements for audit committees, including independence, expertise, and responsibilities; (ii) additional responsibilities relating to financial statements for the Chief Executive Officer and Chief Financial Officer of reporting companies; (iii) standards for auditors and regulation of audits, including independence provisions that restrict non-audit services that accountants may provide to their audit clients; (iv) increased disclosure and reporting obligations for reporting companies and their directors and executive officers, including accelerated reporting of stock transactions and a prohibition on trading during pension blackout periods; and (v) a range of civil and criminal penalties for fraud and other violations of the securities laws. In addition, Sarbanes-Oxley required stock exchanges, such as NASDAQ, to institute additional requirements relating to corporate governance in their listing rules.

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

Financial Privacy

Federal banking regulators have adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. The privacy provisions of the GLB Act affect the Company by limiting how consumer information is transmitted and conveyed to outside vendors.

Anti-Money Laundering Initiatives and the USA Patriot Act

A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA Patriot Act of 2001 (“USA Patriot Act”) imposes significant compliance and due diligence obligations, creates criminal and financial liability for non-compliance and expands the extra-territorial jurisdiction of the U.S. The United States Treasury has issued a number of regulations that apply various requirements of the USA Patriot Act to financial institutions. These regulations require financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution.

Office of Foreign Assets Control Regulation

The U.S. has instituted economic sanctions which restrict transactions with designated foreign countries, nationals and others. These are typically known as the “OFAC rules” because they are administered by the Office of Foreign Assets Control of the U.S. Department of the Treasury (“OFAC”). The OFAC-administered sanctions target countries in various ways. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country, and prohibitions on “U.S. persons” engaging in financial transactions which relate to investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences for the institution.

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

Dodd-Frank Act

The Dodd-Frank Act resulted in significant financial regulatory reform. The Dodd-Frank Act also changed the responsibilities of the current federal banking regulators. Among other things, the Dodd-Frank Act created the Financial Oversight Council, with oversight authority for monitoring and regulating systemic risk, and the Consumer Financial Protection Bureau (CFPB), which has broad regulatory and enforcement powers over consumer financial products and services. Effective July 21, 2011, the CFPB became responsible for administering and enforcing numerous federal consumer financial laws enumerated in the Dodd-Frank Act. The Dodd Frank Act also provided that, for banks with total assets of more than $10 billion, the CFPB would have exclusive or primary authority to examine those banks for, and enforce compliance with, the federal consumer financial laws.

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

The following is a list of significant provisions of the Dodd-Frank Act, and, if applicable, the resulting regulatory rules adopted, that apply (or will apply), most directly to the Company and its subsidiary:

•	Federal deposit insurance - On April 1, 2011, the FDIC's revised deposit insurance assessment base changed from total domestic deposits to average total assets, minus average tangible equity. In addition, the Dodd-Frank Act created a two scorecard system, one for large depository institutions that have more than $10 billion in assets and another for highly complex institutions that have over $50 billion in assets.

•	Debit card interchange fees - In June 2011, the FRB adopted regulations, which became effective on October 1, 2011, setting maximum permissible interchange fees issuers can receive or charge on electronic debit card transaction fees and network exclusivity arrangements (the "Current Rule").

•	Interest on demand deposits - Beginning in July 2011, depository institutions were no longer prohibited from paying interest on business transaction and other accounts.

•	Stress testing - In October 2012, the FRB issued final rules regarding company-run stress testing. In accordance with these rules, the Company is required to conduct an annual stress test in the manner specified, and using assumptions for baseline, adverse and severely adverse scenarios announced by the FRB. The stress test is designed to assess the potential impact of various scenarios on the Company’s earnings, capital levels and capital ratios over at least a nine-quarter time horizon. The Company's board of directors and its senior management will be required to consider the results of the stress test in the normal course of business, including as part of its capital planning process and the evaluation of the adequacy of its capital. As required, the Company will use data as of September 30, 2014 to conduct the stress test, using scenarios that were released by the FRB in November 2013. Stress test results must be reported to the Federal Reserve Bank in March 2014. Public disclosure of summary stress test results under the severely adverse scenario will begin in June 2015 for stress tests commencing in the fall of 2014. While the Company believes that both the quality and magnitude of its capital base are sufficient to support its current operations given its risk profile, the results of the stress testing process may lead the Company to retain additional capital or alter the mix of its capital components.

Under similar rules adopted by the OCC, national banks and federal savings associations with total consolidated assets of more than $10 billion are also required to conduct annual stress tests. Although the total consolidated assets of the Company are less than $10 billion, if its assets exceed $10 billion in the future, it will become subject to the OCC's stress test rules.

•	Ability-to-pay rules and qualified mortgages - As required by the Dodd-Frank Act, the CFPB issued a series of final rules in January 2013 amending Regulation Z, implementing the Truth in Lending Act, by requiring mortgage lenders to make a reasonable and good faith determination, based on verified and documented information, that a consumer applying for a residential mortgage loan has a reasonable ability to repay the loan according to its terms. These final rules, most of which became effective January 10, 2014, prohibit creditors, such as the Company, from extending residential mortgage loans without regard for the consumer's ability to repay and add restrictions and requirements to residential mortgage origination and servicing practices. In addition, these rules restrict the imposition of prepayment penalties and compensation practices relating to residential mortgage loan origination. Mortgage lenders are required to determine consumers' ability to repay in one of two ways. The first alternative requires the mortgage lender to consider eight underwriting factors when making the credit decision. Alternatively, the mortgage lender can originate "qualified mortgages," which are entitled to a presumption that the creditor making the loan satisfied the ability-to-repay requirements. In general, a "qualified mortgage" is a residential mortgage loan that does not have certain high risk features, such as negative amortization, interest-only payments, balloon payments, or a term exceeding 30 years. In addition, to be a qualified mortgage, the points and fees paid by a consumer cannot exceed 3% of the total loan amount, and the borrower's total debt-to-income ratio must be no higher than 43% (subject to certain limited exceptions for loans eligible for purchase, guarantee or insurance by a government sponsored entity or a federal agency).

Compliance with these rules has increased Juniata's overall regulatory compliance costs and required changes to the underwriting practices of the Company with respect to mortgage loans.

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

While the Company does not engage in proprietary trading or in any other activities prohibited by the Final Rules, the Company will continue to evaluate whether any of its investments fall within the definition of a "covered fund" and would need to be disposed of by July 21, 2015. However, based on the Company's evaluation to date, it does not currently expect that the Final Rules will have a material effect on its business, financial condition or results of operations.

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

Employees

As of December 31, 2014, the Company had a total of 113 full-time and 40 part-time employees.

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

The Company’s common stock is quoted under the symbol “JUVF” on the OTC-QB Bulletin Board, an automated quotation service, made available through, and governed by, the NASDAQ system. You may also read reports, proxy statements and other information we file at the offices of the National Association of Securities Dealers, Inc., 1735 K Street, N.W., Washington, DC 20006.

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

ITEM 1A. RISK FACTORS

In analyzing whether to make or to continue an investment in the Company, investors should consider, among other factors, the following:

Difficult economic conditions and real estate markets, including protracted periods of low-growth and sluggish loan demand, can negatively impact the Company’s income, and result in higher charge-offs as borrowers’ ability to repay is negatively impacted by those conditions.

Lending money is an essential part of the banking business, and the revenues derived from lending activities are the most significant segment of the Company’s income statement. Extended periods of sluggish loan demand can materially affect the composition of the Company’s consolidated statement of financial condition, reducing the ratio of loans to deposits, reducing the Company’s profitability. Adverse changes in the economy and real estate markets and the duration of economic downturns can negatively affect the solvency of businesses and consumers. Borrowers’ inability to repay loans causes increases in non-performing assets, which may result in elevated collection and carrying costs related to such non-performing assets and increases in loan charge-offs, significantly impacting the loan loss provision charged to earnings to fund the allowance for loan losses. The risk of non-payment is affected by credit risks of the borrower, changes in economic and industry conditions, the duration of the loan and, in the case of a collateralized loan, uncertainties as to the future value of the collateral supporting the loan. Historically, commercial loans have presented a greater risk of non-payment than consumer loans. The application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans.

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

The operations of financial institutions such as the Company are dependent to a large degree on net interest income, which is the difference between interest income from loans and investments and interest expense on deposits and borrowings. An institution's net interest income is significantly affected by market rates of interest that in turn are affected by prevailing economic conditions, by the fiscal and monetary policies of the federal government and by the policies of various regulatory agencies. The FRB regulates the national money supply in order to manage recessionary and inflationary pressures. In doing so, the FRB may use techniques such as engaging in open market transactions of U.S. Government securities, changing the discount rate and changing reserve requirements against bank deposits. The use of these techniques may also affect interest rates charged on loans and paid on deposits. The interest rate environment, which includes both the level of interest rates and the shape of the U.S. Treasury yield curve, has a significant impact on net interest income. Low market interest rates have pressured the net interest margin in recent years. Interest-earning assets, such as loans and investments, have been originated, acquired or repriced at lower rates, reducing the average rate earned on those assets. While the average rate paid on interest-bearing liabilities, such as deposits and borrowings, has also declined, the decline has not always occurred at the same pace as the decline in the average rate earned on interest-earning assets, resulting in a narrowing of the net interest margin.

Competition sometimes requires the Company to lower rates charged on loans more than the decline in market rates would otherwise indicate. Competition may also require the Company to pay higher rates on deposits than market rates would otherwise indicate. Thus, although loan demand has improved in recent years, intense competition among lenders has continued to place downward pressure on loan yields, also narrowing the net interest margin. Further, due to historically low market interest rates, rates paid on deposits have tended to reach a natural floor below which it is difficult to further reduce such rates.

See the section entitled “Market / Interest Rate Risk” and Table 5 – “Maturity Distribution” in Management’s Discussion and Analysis of Financial Condition in the 2014 Annual Report, incorporated by reference in this Item 1A, for a discussion of the effects on net interest income over a twelve month period beginning on December 31, 2014 of simulated interest rate changes. Like all financial institutions, the Company's consolidated statement of financial condition is affected by fluctuations in interest rates. Volatility in interest rates can also result in disintermediation, which is the flow of deposits away from financial institutions into direct investments, such as US Government and corporate securities and other investment vehicles, including mutual funds, which, because of the absence of federal insurance premiums and reserve requirements, generally pay higher rates of return than bank deposit products. See "Item 7: Management's Discussion of Financial Condition and Results of Operations” and “Item 7A: Quantitative and Qualitative Disclosure about Market Risk”.

The increasing time and expense associated with regulatory compliance and risk management could negatively impact our results of operations.

The time, expense and internal and external resources associated with regulatory compliance continue to increase. Thus, balancing the need to address regulatory changes and effectively managing growth in non-interest expenses has become more challenging than it has been in the past.

The Bank is a depository institution whose deposits are insured by the FDIC. The Company and the Bank are extensively regulated under federal and state banking laws and regulations that are intended primarily for the protection of depositors, federal deposit insurance funds and the banking system as a whole. In general, these laws and regulations establish: the eligible business activities for the Company; certain acquisition and merger restrictions; limitations on intercompany transactions such as loans and dividends; capital adequacy requirements; requirements for anti-money laundering programs; consumer lending and other compliance matters. While these statutes and regulations are generally designed to minimize potential loss to depositors and the FDIC insurance funds, they do not eliminate risk, and compliance with such statutes and regulations increases the Company’s expense, requires management’s attention and can be a disadvantage from a competitive standpoint with respect to non-regulated competitors and larger bank competitors.

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

As of December 31, 2014, the Company believes its current capital levels would meet the fully phased-in minimum capital requirements, including capital conservation buffer, as prescribed in the U.S. Basel III Capital Rules.

Additionally, the Basel III framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests, including a liquidity coverage ratio (“LCR”), which is designed to ensure that the banking entity maintains a level of unencumbered high-quality liquid assets greater than or equal to the entity’s expected net cash outflow for a 30-day time horizon under an acute liquidity stress scenario, and a net stable funding ratio (“NSFR”) designed to promote more medium and long-term funding based on the liquidity characteristics of the assets and activities of banking entities over a one-year time horizon. The LCR and NSFR have adoption dates beginning in 2015 and 2018, respectively.

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

Equity investments:

As of December 31, 2014, the Company’s equity investments were comprised of publicly traded financial institutions. The value of the securities in the Company’s equity portfolio may be affected by a number of factors. General economic conditions and uncertainty surrounding the financial institution sector as a whole impacts the value of these securities. Declines in bank stock values in general, as well as deterioration in the performance of specific banks, could result in other-than-temporary impairment charges. Considerations used to determine other-than-temporary impairment status to individual holdings include the length of time the stock has remained in an unrealized loss position, and the percentage of unrealized loss compared to the carrying cost of the stock, dividend reduction or suspension, market analyst reviews and expectations, and other pertinent news that would affect expectations for recovery or further decline.

Municipal securities:

As of December 31, 2014, the Company had approximately $36 million of municipal securities issued by various municipalities in its investment portfolio. Ongoing uncertainty with respect to the financial viability of municipal insurers places greater emphasis on the underlying strength of issuers. Increasing pressure on local tax revenues of issuers due to adverse economic conditions could also have a negative impact on the underlying credit quality of issuers.

Investment management and trust services revenue:

The Company’s investment management and trust services revenue is also impacted by fluctuations in the securities markets. A portion of this revenue is based on the value of the underlying investment portfolios. If the values of those investment portfolios decrease, whether due to factors influencing U.S. securities markets, in general, or otherwise, the Company’s revenue could be negatively impacted. In addition, the Company’s ability to sell its brokerage services is dependent, in part, upon consumers’ level of confidence in securities markets.

"Anti-takeover" provisions may keep shareholders from receiving a premium for their shares.

The Articles of Incorporation of the Company presently contain certain provisions, such as a staggered Board of Directors terms, which may be deemed to be "anti-takeover" in nature in that such provisions may deter, discourage or make more difficult the assumption of control of the Company by another Company or person through a tender offer, merger, proxy contest or similar transaction or series of transactions. In addition, provisions of Pennsylvania and applicable banking laws could similarly make it more difficult for a third party to acquire control of the Company. The overall effects of the "anti-takeover” provisions may be to discourage, make more costly or more difficult, or prevent a future takeover offer, thereby preventing shareholders from receiving a premium for their securities in a takeover offer. These provisions may also increase the possibility that a future bidder for control of the Company will be required to act through arms-length negotiation with the Company’s Board of Directors. Copies of the Articles of Incorporation of the Company are on file with the Securities and Exchange Commission and the Pennsylvania Secretary of State.

If the Company fails to maintain an effective system of internal controls, it may not be able to accurately report its financial results or prevent fraud. As a result, current and potential shareholders could lose confidence in the Company’s financial reporting, which could harm its business and the trading price of its common stock.

The Company has established a process to document and evaluate its internal controls over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and related regulations, which require annual management assessments of the effectiveness of the Company’s internal controls over financial reporting and a report by the Company’s independent registered public accounting firm on the effectiveness of the Company’s internal control. In this regard, management has dedicated internal resources, engaged outside consultants and adopted a detailed work plan to (i) assess and document the adequacy of internal controls over financial reporting, (ii) take steps to improve control processes, where appropriate, (iii) validate through testing that controls are functioning as documented and (iv) maintain a continuous reporting and improvement process for internal control over financial reporting. The Company’s efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding the Company’s assessment of its internal controls over financial reporting and the Company’s independent registered public accounting firm audit of internal control are likely to continue to result in increased expenses. The Company’s management and audit committee have given the Company’s compliance with Section 404 a high priority. The Company cannot be certain that these measures will ensure that the Company implements and maintains adequate controls over its financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm the Company’s operating results or cause the Company to fail to meet its reporting obligations. If the Company fails to correct any issues in the design or operating effectiveness of internal controls over financial reporting or fails to prevent fraud, current and potential shareholders could lose confidence in the Company’s financial reporting, which could harm its business and the trading price of its common stock.

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

The Bank leases four offices:

Branch Offices –

5294 West River Road, Mifflintown, Pennsylvania (lease expires December 31, 2017)

Wal-Mart Supercenter, Route 522 South, Lewistown, Pennsylvania (lease expires November 2016)

Financial Services Office –

129 South Main Street, Suite 600, Lewistown, Pennsylvania (lease expires October 2020)

Loan Production Office –

1366 South Atherton Street, State College, Pennsylvania (lease expires November 2016)

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information:

Information regarding the market for the Company’s stock, the market price of the stock and dividends that the Company has paid is included in the Company’s Annual Report to Shareholders for the year ended December 31, 2014, in the section entitled “Common Stock Market Prices and Dividends,” and is incorporated by reference in this Item 5.

Holders:

As of March 4, 2015, there were 1,747 active registered holders of the Company’s outstanding common stock.

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

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number	Average	Part of Publicly	Shares that May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	per Share	Programs	Plans or Programs

October 1-31, 2014	-	$-	-	33,319
November 1-30, 2014	2,166	18.40	2,166	31,153
December 1-31, 2014	-	-	-	31,153

Totals	2,166	$18.40	2,166	31,153

Performance Graph:

The following graph shows the yearly percentage change in the Company’s cumulative total shareholder return on its common stock from December 31, 2009 to December 31, 2014 compared with the Russell 3000 Index and a peer group defined by Juniata. We have modified our peer group from the set of companies that we used in prior years (the “Original Peer Group”). The Original Peer Group is identified in the Total Return Performance Chart as the “JUVF Peer Group Index”. The Original Peer Group consisted of the following seven bank holding companies that operate within our immediate market area: First Community Financial Corporation (FMFP), F.N.B. Corporation (FNB), Kish Bancorp, Inc. (KISB), Mifflinburg Bank & Trust Company (MIFF), Mid Penn Bancorp, Inc.(MPB), Northumberland Bancorp (NUBC) and Orrstown Financial Services, Inc. (ORRF). While the Original Peer Group included companies that were active participants in Juniata’s local markets, they varied significantly in size and structure from Juniata. As a result, we do not believe they are the most appropriate peers for comparison purposes. The companies selected Juniata’s revised peer group, identified in the chart below as “JUVF Peer Group Index (Revised), include companies that more closely match Juniata in asset size and reporting requirements as well as our two most direct local competitors. The revised peer group consists of the following ten bank holding companies: CBT Financial Corporation (CBTC), CCFNB Bancorp, Inc. (CCFN), Dimeco, Inc. (DIMC), Emclaire Financial Corp. (EMCF), ENB Financial Corp (ENBP), First Community Financial Corporation (FMFP), Franklin Financial Services Corporation (FRAF), Kish Bancorp, Inc. (KISB), Mid Penn Bancorp, Inc. (MPB) and Riverview Financial Corporation (RIVE).

	Period Ending
Index	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
Juniata Valley Financial Corp.	100.00	101.83	114.50	120.58	123.19	133.13
Russell 3000	100.00	116.93	118.13	137.52	183.66	206.72
JUVF Peer Group Index*	100.00	130.43	140.96	141.48	174.68	192.37
JUVF Peer Group Index (Revised)**	100.00	108.40	111.95	134.92	156.25	178.67

ITEM 6. SELECTED FINANCIAL DATA

The section entitled “Five Year Financial Summary - Selected Financial Data” in the Company’s Annual Report to Shareholders for the year ended December 31, 2014 is incorporated by reference in this Item 6.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The section entitled “Management’s Discussion and Analysis of Financial Condition” and “Results of Operations” in the Company’s Annual Report to Shareholders for the year ended December 31, 2014 is incorporated by reference in this Item 7.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The section entitled “Management’s Discussion and Analysis – Financial Condition – Market / Interest Rate Risk” in the Company’s Annual Report to Shareholders for the year ended December 31, 2014 is incorporated by reference in this Item 7A.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s Consolidated Financial Statements and the Notes to Consolidated Financial Statements thereto included in the Company’s Annual Report to Shareholders for the year ended December 31, 2014 is incorporated by reference in this Item 8.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company’s management, with the participation of its CEO and CFO, conducted an evaluation, as of December 31, 2014, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based on this evaluation, the Company’s CEO and CFO concluded that, as of the end of the period covered by this annual report, the Company’s disclosure controls and procedures were effective in reaching a reasonable level of assurance that management is timely alerted to material events relating to the Company during the period when the Company’s periodic reports are being prepared.

Conclusion Regarding Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a – 15(f) promulgated under the Exchange Act. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under the framework in Internal Control-Integrated Framework (2013), the Company’s management concluded that internal control over financial reporting was effective as of December 31, 2014.

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

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting. The system of internal control over financial reporting, as it relates to the financial statements, is evaluated for effectiveness by management and tested for reliability through a program of internal audits and management testing and review. Actions are taken to correct potential deficiencies as they are identified. Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden, and misstatements due to error or fraud may occur and not be detected. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only a reasonable assurance with respect to financial statement preparation.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment, management concluded that as of December 31, 2013, the Company’s internal control over financial reporting is effective and meets the criteria of the Internal Control-Integrated Framework (2013).

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
Marcie A. Barber, President and Chief Executive Officer

/s/ JoAnn N. McMinn
JoAnn N. McMinn, Chief Financial Officer

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm on Effectiveness of Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Juniata Valley Financial Corp.

Mifflintown, Pennsylvania

We have audited Juniata Valley Financial Corp. and its wholly-owned subsidiary’s, The Juniata Valley Bank, (the “Company”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Report on Management’s Assessment of Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition as of December 31, 2014 and 2013 and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows of Juniata Valley Financial Corp. and its wholly-owned subsidiary, The Juniata Valley Bank for each of the two years in the period ended December 31, 2014, and our report dated March 16, 2015 expressed an unqualified opinion.

/s/ BDO USA, LLP

Harrisburg, Pennsylvania

March 16, 2015

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference herein is information appearing in the Proxy Statement for the Annual Meeting of Shareholders to be held on May 19, 2015 (the “Proxy Statement”) under the captions “Directors of the Company”, “Executive Officers of the Company”, “Corporate Governance and Board Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance”. The Company has adopted a Code of Ethics that is applicable to the Company’s Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer and other designated senior officers, which can be found in the Investor Information – Governance Documents section of the Company’s website at www.JVBonline.com. The Company will file its Proxy Statement on or before April 10, 2015.

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

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
	a

Equity compensation plans approved by security holders	109,816	$18.13	397,835

Equity compensation plans not approved by security holders	-	-

Total	109,816	$18.13	397,835

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The following consolidated financial statements of the Company are filed as part of this Form 10-K:

(i)	Reports of Independent Registered Public Accounting Firms

(ii)	Consolidated Statements of Financial Condition as of December 31, 2014 and December 31, 2013

(iii)	Consolidated Statements of Income for the fiscal years ended December 31, 2014, December 31, 2013 and December 31, 2012

(iv)	Consolidated Statements of Comprehensive Income for the fiscal years ended December 31, 2014, December 31, 2013 and December 31, 2012

(v)	Consolidated Statements of Stockholders’ Equity for the fiscal years ended December 31, 2014, December 31, 2013 and December 31, 2012

(vi)	Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2014, December 31, 2013 and December 31, 2012

(vii)	Notes to Consolidated Financial Statements

(a)(2) Financial Statements Schedules. All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and have therefore been omitted.

(a)(3) Exhibits.

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 4.1 to the Company’s Form S-3 Registration Statement No. 333-129023 filed with the SEC on October 14, 2005)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2007)

3.3	Bylaw Amendment – (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 28, 2012

10.1	Form of 1999 Directors Deferred Compensation Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2009) *

10.2	Form of Amendments to the 1999 Directors Deferred Compensation Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2011) *

10.3	Form of Director Supplemental Life Insurance/ Split Dollar Plan (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2009) *

10.4	Employee Annual Incentive Plan, (filed herewith)*■

10.5	Change of Control Severance Agreement with JoAnn N. McMinn (incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2005).*

10.6	Salary Continuation Agreement with JoAnn N. McMinn (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2008)*

10.7	Salary Continuation Agreement with Marcie A. Barber (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2008)*

10.8	Change of Control Severance Agreement with Marcie A. Barber (incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K filed with the SEC on May 27, 2008).*

10.9	Juniata Valley Financial Corp. 2011 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 15, 2011)*

10.10	Technology Outsourcing Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 22, 2010).

13.1	Annual Report to Shareholders

21.1	Subsidiaries of Juniata Valley Financial Corp.

23.1	Consent of BDO USA, LLP

23.2	Consent of Baker Tilly Virchow Krause, LLP

31.1	Rule 13a-4(d) Certification of Marcie A. Barber

31.2	Rule 13a-4(d) Certification of JoAnn N. McMinn

32.1	Section 1350 Certification of Marcie A. Barber

32.2	Section 1350 Certification of JoAnn N. McMinn

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

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
Date: March 16, 2015

/s/ Marcie A. Barber

By: Marcie A. Barber
Director, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Timothy I. Havice
Timothy I. Havice	March 16, 2015
Chairman

/s/ Philip E. Gingerich, Jr.
Philip E. Gingerich, Jr.	March 16, 2015
Vice Chairman

/s/ Charles L. Hershberger
Charles L. Hershberger	March 16, 2015
Secretary

/s/ Marcie A. Barber
Marcie A. Barber	March 16, 2015
Director and Chief Executive Officer (Principal Executive Officer)

/s/ Martin L. Dreibelbis
Martin L. Dreibelbis	March 16, 2015
Director

/s/ Jan G. Snedeker
Jan G. Snedeker	March 16, 2015
Director

/s/ Richard M. Scanlon
Richard M. Scanlon, DMD	March 16, 2015
Director

/s/ Bradley J. Wagner
Bradley J. Wagner	March 16, 2015
Director

/s/ JoAnn N. McMinn
JoAnn N. McMinn	March 16, 2015
Chief Financial Officer (Principal Accounting and Financial Officer)

