Form 10-Q
period 2015-03-31
JUNIATA VALLEY FINANCIAL CORP
filed 2015-05-11
CIK 714712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 7, 2015
Common Stock ($1.00 par value)	4,187,441 shares

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Financial Condition

( Unaudited, in thousands, except share data)

	March 31,	December 31,
	2015	2014
ASSETS
Cash and due from banks	$6,889	$6,757
Interest bearing deposits with banks	29	10
Cash and cash equivalents	6,918	6,767

Securities available for sale	139,159	142,903
Restricted investment in Federal Home Loan Bank (FHLB) stock	2,307	2,726
Investment in unconsolidated subsidiary	4,405	4,369
Total loans	291,489	294,901
Less: Allowance for loan losses	(2,399)	(2,380)
Total loans, net of allowance for loan losses	289,090	292,521
Premises and equipment, net	6,458	6,533
Other real estate owned	420	232
Bank owned life insurance and annuities	14,899	14,807
Investment in low income housing partnership	3,727	3,847
Core deposit intangible	63	74
Goodwill	2,046	2,046
Mortgage servicing rights	198	193
Accrued interest receivable and other assets	3,241	3,511
Total assets	$472,931	$480,529
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing	$81,742	$77,697
Interest bearing	300,184	303,187
Total deposits	381,926	380,884

Securities sold under agreements to repurchase	4,785	4,594
Short-term borrowings	6,950	15,950
Long-term debt	22,500	22,500
Other interest bearing liabilities	1,407	1,412
Accrued interest payable and other liabilities	4,872	5,333
Total liabilities	422,440	430,673
Stockholders' Equity:
Preferred stock, no par value:
Authorized - 500,000 shares, none issued	-	-
Common stock, par value $1.00 per share:
Authorized - 20,000,000 shares
Issued - 4,745,826 shares
Outstanding -
4,187,441 shares at March 31, 2015;
4,187,441 shares at December 31, 2014	4,746	4,746
Surplus	18,422	18,409
Retained earnings	39,647	39,644
Accumulated other comprehensive loss	(1,578)	(2,197)
Cost of common stock in Treasury:
558,385 shares at March 31, 2015;
558,385 shares at December 31, 2014	(10,746)	(10,746)
Total stockholders' equity	50,491	49,856
Total liabilities and stockholders' equity	$472,931	$480,529

See Notes to Consolidated Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Income

(Unaudited, in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2015	2014
Interest income:
Loans, including fees	$3,547	$3,550
Taxable securities	561	355
Tax-exempt securities	118	130
Other interest income	-	1
Total interest income	4,226	4,036
Interest expense:
Deposits	481	621
Securities sold under agreements to repurchase	1	1
Short-term borrowings	11	1
Long-term debt	68	-
Other interest bearing liabilities	4	4
Total interest expense	565	627
Net interest income	3,661	3,409
Provision for loan losses	50	20
Net interest income after provision for loan losses	3,611	3,389
Non-interest income:
Customer service fees	364	268
Debit card fee income	205	203
Earnings on bank-owned life insurance and annuities	90	97
Trust fees	81	76
Commissions from sales of non-deposit products	90	112
Income from unconsolidated subsidiary	49	37
Fees derived from loan activity	34	38
Mortgage banking income	54	29
Net (loss) gain on sales and calls of securities	(17)	5
Other non-interest income	50	55
Total non-interest income	1,000	920
Non-interest expense:
Employee compensation expense	1,474	1,352
Employee benefits	550	403
Occupancy	282	282
Equipment	128	114
Data processing expense	387	380
Director compensation	49	57
Professional fees	114	99
Taxes, other than income	89	107
FDIC Insurance premiums	87	81
Gain on sales of other real estate owned	-	(18)
Amortization of intangibles	11	11
Amortization of investment in low-income housing partnership	120	120
Other non-interest expense	313	348
Total non-interest expense	3,604	3,336
Income before income taxes	1,007	973
Provision for income taxes	83	70
Net income	$924	$903
Earnings per share
Basic	$0.22	$0.22
Diluted	$0.22	$0.22
Cash dividends declared per share	$0.22	$0.22
Weighted average basic shares outstanding	4,187,441	4,196,266
Weighted average diluted shares outstanding	4,188,624	4,196,614

See Notes to Consolidated Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	Before		Net of	Before		Net of
	Tax	Tax	Tax	Tax	Tax	Tax
	Amount	Effect	Amount	Amount	Effect	Amount
Net income	$1,007	$(83)	$924	$973	$(70)	$903
Other comprehensive income:
Unrealized gains on available for sale securities:
Unrealized holding gains arising during the period	852	(290)	562	555	(188)	367
Unrealized holding gains from unconsolidated subsidiary	6	-	6	6	-	6
Less reclassification adjustment for losses (gains) included in net income (1) (3)	17	(6)	11	(5)	2	(3)
Amortization of pension net actuarial cost (2) (3)	61	(21)	40	10	(4)	6
Other comprehensive income	936	(317)	619	566	(190)	376
Total comprehensive income	$1,943	$(400)	$1,543	$1,539	$(260)	$1,279

See Notes to Consolidated Financial Statements

(1)	Amounts are included in gain on calls of securities on the Consolidated Statements of Income as a separate element within total non-interest income.
(2)	Amounts are included in the computation of net periodic benefit cost and are included in employee benefits expense on the Consolidated Statements of Income as a separate element within total non-interest expense.
(3)	Income tax amounts are included in the provision for income taxes on the Consolidated Statements of Income.

Juniata Valley Financial Corp. and Subsidiary
Consolidated Statements of Stockholders' Equity
(Unaudited, in thousands, except share data)
Three Months Ended March 31, 2015

	Number				Accumulated
	of				Other		Total
	Shares	Common		Retained	Comprehensive	Treasury	Stockholders'
	Outstanding	Stock	Surplus	Earnings	Loss	Stock	Equity
Balance at January 1, 2015	4,187,441	$4,746	$18,409	$39,644	$(2,197)	$(10,746)	$49,856
Net income				924			924
Other comprehensive income					619		619
Cash dividends at $0.22 per share				(921)			(921)
Stock-based compensation			13				13
Balance at March 31, 2015	4,187,441	$4,746	$18,422	$39,647	$(1,578)	$(10,746)	$50,491

Three Months Ended March 31, 2014

	Number				Accumulated
	of				Other		Total
	Shares	Common		Retained	Comprehensive	Treasury	Stockholders'
	Outstanding	Stock	Surplus	Earnings	Loss	Stock	Equity
Balance at January 1, 2014	4,196,266	$4,746	$18,370	$39,118	$(1,659)	$(10,591)	$49,984
Net income				903			903
Other comprehensive income					376		376
Cash dividends at $0.22 per share				(923)			(923)
Stock-based compensation			10				10
Balance at March 31, 2014	4,196,266	$4,746	$18,380	$39,098	$(1,283)	$(10,591)	$50,350

See Notes to Consolidated Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Three Months Ended March 31,
Operating activities:	2015	2014
Net income	$924	$903
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	50	20
Depreciation	133	120
Net amortization of securities premiums	213	106
Net amortization of loan origination costs (fees)	12	(22)
Deferred net loan origination costs	(28)	(51)
Amortization of core deposit intangible	11	11
Amortization of investment in low income housing partnership	120	120
Net realized loss (gain) on calls and sales of securities	17	(5)
Net gain on sales of other real estate owned	-	(18)
Earnings on bank owned life insurance and annuities	(90)	(97)
Deferred income tax expense	17	26
Equity in earnings of unconsolidated subsidiary, net of dividends of $18 and $16	(31)	(21)
Stock-based compensation expense	13	10
Mortgage loans originated for sale	(845)	(392)
Proceeds from loans sold to others	894	421
Mortgage banking income	(54)	(29)
Increase in accrued interest receivable and other assets	(63)	(474)
Decrease in accrued interest payable and other liabilities	(395)	(206)
Net cash provided by operating activities	898	422
Investing activities:
Purchases of:
Securities available for sale	(18,209)	(12,681)
Premises and equipment	(58)	(36)
Bank owned life insurance and annuities	(12)	(19)
Proceeds from:
Sales of securities available for sale	12,896	2,150
Maturities of and principal repayments on securities available for sale	9,696	12,511
Redemption of FHLB stock	419	365
Bank owned life insurance and annuities	-	2
Sale of other real estate owned	1	39
Investment in low income housing partnership	-	(333)
Net decrease in loans	3,208	1,801
Net cash provided by investing activities	7,941	3,799
Financing activities:
Net increase in deposits	1,042	12,736
Net change in short-term borrowings and securities sold under agreements to repurchase	(8,809)	(9,759)
Cash dividends	(921)	(923)
Net cash (used in) provided by financing activities	(8,688)	2,054
Net increase in cash and cash equivalents	151	6,275
Cash and cash equivalents at beginning of year	6,767	8,613
Cash and cash equivalents at end of period	$6,918	$14,888
Supplemental information:
Interest paid	$600	$649
Income taxes paid	100	-
Supplemental schedule of noncash investing and financing activities:
Transfer of loans to other real estate owned	$189	$80

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (U.S. GAAP) for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three month period ended March 31, 2015 are not necessarily indicative of the results for the year ending December 31, 2015. For further information, refer to the consolidated financial statements and notes thereto included in Juniata Valley Financial Corp.’s Annual Report on Form 10-K for the year ended December 31, 2014.

The Company has evaluated events and transactions occurring subsequent to the consolidated statement of financial condition date of March 31, 2015 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

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

Effective Date and Transition: Public entities will apply the new standard for annual reports beginning after December 15, 2016, including interim periods therein. Three basic transition methods are available – full retrospective, retrospective with certain practical expedients, and a cumulative effect approach. Under the third alternative, an entity would apply the new revenue standard only to contracts that are incomplete under legacy U.S. GAAP at the date of initial application (e.g. January 1, 2017) and recognize the cumulative effect of the new standard as an adjustment to the opening balance of retained earnings. That is, prior years would not be restated and additional disclosures would be required to enable users of the financial statements to understand the impact of adopting the new standard in the current year compared to prior years that are presented under legacy U.S. GAAP. Early adoption is prohibited under U.S. GAAP. In April 2015, the Financial Accounting Standards Board proposed a one-year delay of the effective date of the revenue recognition standard. The deferral would require public entities to apply the new revenue standard for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. Public entities would be permitted to elect to early adopt for annual reporting periods beginning after December 15, 2016. The Company is evaluating the effects this Update will have on its consolidated financial condition or results of operations.

Accounting Standards Update 2014-17, Business Combinations (Topic 805): Pushdown Accounting (a consensus of the FASB Emerging Issues Task Force)

Issued: November 2014

Summary: The ASU amends Topic 805 so that a reporting entity that is a business or nonprofit activity (an “acquiree”) has the option to apply pushdown accounting to its separate financial statements when an acquirer obtains control of the acquiree.  The option is available for each individual change-in-control event.  Control has the same meaning as a “controlling financial interest” under Topic 810, such that pushdown accounting may be applied if an acquirer obtains control through a simple majority of the outstanding voting shares of the acquiree (e.g., 51%).  Similarly, a Variable Interest Entity is considered an “acquiree” of its primary beneficiary and may also elect pushdown accounting.

If the acquiree elects to apply pushdown accounting, it must do so as of the acquisition date of the change-in-control event.  Further, any subsidiary of the acquiree may elect to apply pushdown accounting to its separate financial statements, regardless of whether the acquiree elects to apply pushdown accounting. Upon election, the acquiree would adjust its standalone financial statements to reflect the acquirer’s new basis in the acquired entity’s assets and liabilities, and would provide relevant disclosures under Topic 805 to enable users to evaluate the effect of pushdown accounting.

Effective Date and Transition: The ASU became effective upon issuance on November 18, 2014.  After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event.

3. Accumulated other Comprehensive loss

Components of accumulated other comprehensive loss, net of tax consisted of the following (in thousands):

	3/31/2015	12/31/2014
Unrealized gains on available for sale securities	875	$296
Unrecognized expense for defined benefit pension	(2,453)	(2,493)
Accumulated other comprehensive loss	(1,578)	$(2,197)

4.	Earnings Per Share

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

(Amounts, except earnings per share, in thousands)
	Three Months	Three Months
	Ended	Ended
	March 31, 2015	March 31, 2014

Net income	$924	$903
Weighted-average common shares outstanding	4,187	4,196
Basic earnings per share	$0.22	$0.22

Weighted-average common shares outstanding	4,187	4,196
Common stock equivalents due to effect of stock options	1	1
Total weighted-average common shares and equivalents	4,188	4,197
Diluted earnings per share	$0.22	$0.22

5.	Securities

The Company’s investment portfolio includes primarily bonds issued by U.S. Government sponsored agencies (approximately 28%), mortgage-backed securities issued by Government-sponsored agencies and backed by residential mortgages (approximately 47%) and municipal bonds (approximately 24%) as of March 31, 2015. Most of the municipal bonds are general obligation bonds with maturities or pre-refunding dates within 5 years. The remaining 1% of the portfolio includes a group of equity investments in other financial institutions.

The amortized cost and fair value of securities as of March 31, 2015 and December 31, 2014, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because the securities may be called or prepaid with or without prepayment penalties.

	March 31, 2015
Securities Available for Sale			Gross	Gross
	Amortized	Fair	Unrealized	Unrealized
Type and maturity	Cost	Value	Gains	Losses
Obligations of U.S. Government agencies and corporations
Within one year	$4,503	$4,555	$52	$-
After one year but within five years	25,483	25,431	47	(99)
After five years but within ten years	8,991	8,909	15	(97)
	38,977	38,895	114	(196)
Obligations of state and political subdivisions
Within one year	9,250	9,274	24	-
After one year but within five years	15,192	15,287	105	(10)
After five years but within ten years	7,638	7,809	171	-
After ten years	337	338	1	-
	32,417	32,708	301	(10)
Mortgage-backed securities	65,406	66,051	748	(103)
Equity securities	1,055	1,505	472	(22)
Total	$137,855	$139,159	$1,635	$(331)

	December 31, 2014
Securities Available for Sale			Gross	Gross
	Amortized	Fair	Unrealized	Unrealized
Type and maturity	Cost	Value	Gains	Losses
Obligations of U.S. Government agencies and corporations
Within one year	$4,510	$4,566	$56	$-
After one year but within five years	39,110	38,723	31	(418)
After five years but within ten years	6,996	6,812	1	(185)
	50,616	50,101	88	(603)
Obligations of state and political subdivisions
Within one year	9,903	9,934	31	-
After one year but within five years	16,822	16,853	78	(47)
After five years but within ten years	8,609	8,748	143	(4)
After ten years	340	338	-	(2)
	35,674	35,873	252	(53)
Mortgage-backed securities	55,123	55,429	367	(61)
Equity securities	1,055	1,500	475	(30)
Total	$142,468	$142,903	$1,182	$(747)

Certain obligations of the U.S. Government and state and political subdivisions are pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law. The carrying value of the pledged assets was $25,917,000 and $30,770,000 at March 31, 2015 and December 31, 2014, respectively.

In addition to cash received from the scheduled maturities of securities, some investment securities available for sale are sold or called at current market values during the course of normal operations.

Following is a summary of proceeds received from sales or calls of investment securities transactions and the resulting realized gains and losses (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Gross proceeds from sales of securities	$12,896	$2,150
Securities available for sale:
Gross realized gains from sold and called securities	$41	$5
Gross realized losses from sold and called securities	(58)	-

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

The following table shows gross unrealized losses and fair value, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2015 and December 31, 2014 (in thousands):

	Unrealized Losses at March 31, 2015
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. Government agencies and corporations	$5,970	$(24)	$16,317	$(172)	$22,287	$(196)
Obligations of state and political subdivisions	1,181	(6)	442	(4)	1,623	(10)
Mortgage-backed securities	14,562	(102)	95	(1)	14,657	(103)
Debt securities	21,713	(132)	16,854	(177)	38,567	(309)

Equity securities	5	(1)	213	(21)	218	(22)

Total temporarily impaired securities	$21,718	$(133)	$17,067	$(198)	$38,785	$(331)

	Unrealized Losses at December 31, 2014
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. Government agencies and corporations	$6,998	$(26)	$32,515	$(577)	$39,513	$(603)
Obligations of state and political subdivisions	5,592	(33)	2,426	(20)	8,018	(53)
Mortgage-backed securities	13,550	(60)	95	(1)	13,645	(61)
Debt securities	26,140	(119)	35,036	(598)	61,176	(717)

Equity securities	31	(2)	179	(28)	210	(30)

Total temporarily impaired securities	$26,171	$(121)	$35,215	$(626)	$61,386	$(747)

At March 31, 2015, 14 U.S. Government agency and corporations securities had unrealized losses that, in the aggregate, totaled 0.9% of amortized cost. Ten of these securities have been in a continuous loss position for 12 months or more.

At March 31, 2015, 7 obligations of state and political subdivisions had unrealized losses that, in the aggregate, totaled 0.6% of amortized cost. One of these securities have been in a continuous loss position for 12 months or more.

At March 31, 2015, 6 mortgage-backed securities had an unrealized loss that totaled 0.7% of amortized cost. One of these securities has been in a continuous loss position for 12 months or more.

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

Equity securities owned by the Company consist of common stock of various financial services providers and are evaluated quarterly for evidence of other-than-temporary impairment. There were five equity securities that were in an unrealized loss position for 12 months or more as of March 31, 2015. Individually and collectively, these five equity securities have insignificant unrealized losses. All of these securities have increased in fair value in the preceding twelve months, and therefore are deemed to be temporarily impaired. Management has identified no other-than-temporary impairment as of, or for the periods ended March 31, 2015, March 31, 2014 and December 31, 2014 in the equity portfolio. Management continues to track the performance of each stock owned to determine if it is prudent to recognize any other-than-temporary impairment charges. The Company has the ability and intent to hold its equity securities until recovery of unrealized losses.

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

In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination, which may not be currently available to management. Based on management’s comprehensive analysis of the loan portfolio, management believes the level of the allowance for loan losses as of March 31, 2015 was adequate.

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

Loan Portfolio Classification

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of March 31, 2015 and December 31, 2014 (in thousands):

As of March 31, 2015	Pass	Special Mention	Substandard	Doubtful	Total

Commercial, financial and agricultural	$17,265	$6,701	$1,284	$-	$25,250
Real estate - commercial	69,791	16,417	2,922	1,297	90,427
Real estate - construction	12,793	3,303	3,792	336	20,224
Real estate - mortgage	126,021	5,362	4,820	1,639	137,842
Obligations of states and political subdivisions	13,894	21	-	-	13,915
Personal	3,776	55	-	-	3,831
Total	$243,540	$31,859	$12,818	$3,272	$291,489

As of December 31, 2014	Pass	Special Mention	Substandard	Doubtful	Total

Commercial, financial and agricultural	$17,904	$5,697	$137	$-	$23,738
Real estate - commercial	70,369	15,297	3,037	1,297	90,000
Real estate - construction	12,934	3,486	3,957	336	20,713
Real estate - mortgage	128,898	5,611	4,280	1,887	140,676
Obligations of states and political subdivisions	15,708	22	-	-	15,730
Personal	3,987	57	-	-	4,044
Total	$249,800	$30,170	$11,411	$3,520	$294,901

The Company has certain loans in its portfolio that are considered to be impaired. It is the policy of the Company to recognize income on impaired loans that have been transferred to nonaccrual status on a cash basis, only to the extent that it exceeds principal balance recovery. Until an impaired loan is placed on nonaccrual status, income is recognized on the accrual basis. Collateral analysis is performed on each impaired loan at least quarterly, and results are used to determine if a specific reserve is necessary to adjust the carrying value of each individual loan down to the estimated fair value. Generally, specific reserves are carried against impaired loans based upon estimated collateral value until a confirming loss event occurs or until termination of the credit is scheduled through liquidation of the collateral or foreclosure. Charge off will occur when a confirmed loss is identified. Professional appraisals of collateral, discounted for expected selling costs, appraisal age, economic conditions and other known factors are used to determine the charge-off amount. The following tables summarize information regarding impaired loans by portfolio class as of March 31, 2015 and December 31, 2014 (in thousands):

	As of March 31, 2015			As of December 31, 2014
Impaired loans	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial, financial and agricultural	$-	$-	$-	$1	$1	$-
Real estate - commercial	2,219	2,276	-	2,264	2,357	-
Real estate - construction	1	64	-	336	664	-
Real estate - mortgage	2,782	4,068	-	3,056	4,324	-

With an allowance recorded:
Real estate - commercial	$202	$238	$40	$-	$-	$-
Real estate - construction	335	600	24	-	-	-
Real estate - mortgage	658	712	132	896	937	150

Total:
Commercial, financial and agricultural	$-	$-	$-	$1	$1	$-
Real estate - commercial	2,421	2,514	40	2,264	2,357	-
Real estate - construction	336	664	24	336	664	-
Real estate - mortgage	3,440	4,780	132	3,952	5,261	150
	$6,197	$7,958	$196	$6,553	$8,283	$150

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
Impaired loans	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income
With no related allowance recorded:
Commercial, financial and agricultural	$1	$-	$-	$51	$-	$-
Real estate - commercial	2,242	11	6	1,426	11	3
Real estate - construction	169	-	-	253	-	-
Real estate - mortgage	2,919	10	7	3,462	15	15

With an allowance recorded:
Real estate - commercial	$101	$-	$-	$1,119	$-	$9
Real estate - construction	168	-	-	1,003	-	-
Real estate - mortgage	777	-	-	362	-	-

Total:
Commercial, financial and agricultural	$1	$-	$-	$51	$-	$-
Real estate - commercial	2,343	11	6	2,545	11	12
Real estate - construction	337	-	-	1,256	-	-
Real estate - mortgage	3,696	10	7	3,824	15	15
	$6,377	$21	$13	$7,676	$26	$27

The following table presents nonaccrual loans by classes of the loan portfolio as of March 31, 2015 and December 31, 2014 (in thousands):

Nonaccrual loans:	March 31, 2015	December 31, 2014
Real estate - commercial	1,736	1,717
Real estate - construction	336	336
Real estate - mortgage	2,837	3,193
Total	$4,909	$5,246

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of March 31, 2015 and December 31, 2014 (in thousands):

As of March 31, 2015	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans Past Due greater than 90 Days and Accruing

Commercial, financial and agricultural	$16	$-	$-	$16	$25,234	$25,250	$-
Real estate - commercial	411	31	1,713	2,155	88,272	90,427	-
Real estate - construction	-	-	336	336	19,888	20,224	-
Real estate - mortgage	2,100	319	2,111	4,530	133,312	137,842	31
Obligations of states and political subdivisions	-	-	-	-	13,915	13,915	-
Personal	15	-	-	15	3,816	3,831	-
Total	$2,542	$350	$4,160	$7,052	$284,437	$291,489	$31

As of December 31, 2014	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans Past Due greater than 90 Days and Accruing

Commercial, financial and agricultural	$2	$12	$-	$14	$23,724	$23,738	$-
Real estate - commercial	388	61	1,717	2,166	87,834	90,000	-
Real estate - construction	-	104	336	440	20,273	20,713	-
Real estate - mortgage	498	1,326	2,968	4,792	135,884	140,676	400
Obligations of states and political subdivisions	-	-	-	-	15,730	15,730	-
Personal	17	-	-	17	4,027	4,044	-
Total	$905	$1,503	$5,021	$7,429	$287,472	$294,901	$400

The following table summarizes information regarding troubled debt restructurings by loan portfolio class at March 31, 2015 and December 31, 2014, in thousands of dollars.

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment
As of March 31, 2015
Accruing troubled debt restructurings:
Real estate - mortgage	6	254	282	250
Real estate - commercial	1	148	148	144

Non-accruing troubled debt restructurings:
Real estate - mortgage	1	364	371	355
	8	$766	$801	$749

As of December 31, 2014
Accruing troubled debt restructurings:
Real estate - mortgage	6	$254	$282	$256
Real estate - commercial	1	148	148	145

Non-accruing troubled debt restructurings:
Real estate - mortgage	1	364	371	366
	8	$766	$801	$767

The Company’s troubled debt restructurings are also impaired loans, which may result in a specific allocation and subsequent charge-off if appropriate. As of March 31, 2015 and December 31, 2014, there was one specific reserve in the amount of $86,000 and no charge-offs relating to the troubled debt restructurings. The amended terms of the restructured loans vary, whereby interest rates have been reduced, principal payments have been reduced or deferred for a period of time and/or maturity dates have been extended.

There were no loans whose terms have been modified resulting in troubled debt restructurings during the three months ended March 31, 2015 and 2014.

One restructured loan with a balance of $355,000 was in default as it was delinquent in excess of 90 days with respect to the terms of the restructuring as of March 31, 2015 which was placed in non-accrual status as of June 30, 2014. There have been no defaults of troubled debt restructurings that took place during the three months ended March 31, 2015 and 2014 within 12 months of restructure.

Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process at March 31, 2015 and December 31, 2014 totaled $836,000 and $384,000, respectively.

The following tables summarize the activity in the allowance for loan losses and related investments in loans receivable (in thousands):

As of, and for the period ended, March 31, 2015

Allowance for loan losses:	Commercial, financial and agricultural	Real estate - commercial	Real estate - construction	Real estate - mortgage	Obligations of states and political subdivisions	Personal	Total
Beginning balance, January 1, 2015	$222	$665	$155	$1,300	$-	$38	$2,380
Charge-offs	-	-	-	(32)	-	(1)	(33)
Recoveries	-	-	-	-	-	2	2
Provisions	(6)	41	19	-	-	(4)	50
Ending balance, March 31, 2015	$216	$706	$174	$1,268	$-	$35	$2,399

	Commercial, financial and agricultural	Real estate - commercial	Real estate - construction	Real estate - mortgage	Obligations of states and political subdivisions	Personal	Total
Allowance for loan losses:
Ending balance	$216	$706	$174	$1,268	$-	$35	$2,399
evaluated for impairment
individually	$-	$40	$24	$132	$-	$-	$196
collectively	$216	$666	$150	$1,136	$-	$35	$2,203

Loans:
Ending balance	$25,250	$90,427	$20,224	$137,842	$13,915	$3,831	$291,489
evaluated for impairment
individually	$-	$2,421	$336	$3,440	$-	$-	$6,197
collectively	$25,250	$88,006	$19,888	$134,402	$13,915	$3,831	$285,292

As of, and for the period ended, March 31, 2014

Allowance for loan losses:	Commercial, financial and agricultural	Real estate - commercial	Real estate - construction	Real estate - mortgage	Obligations of states and political subdivisions	Personal	Total
Beginning Balance, January 1, 2014	$253	$534	$212	$1,246	$-	$42	$2,287
Charge-offs	(1)	-	-	(5)	-	(3)	(9)
Recoveries	2	-	-	-	-	-	2
Provisions	(4)	81	(40)	(18)	-	1	20
Ending balance, March 31, 2014	$250	$615	$172	$1,223	$-	$40	$2,300

	Commercial, financial and agricultural	Real estate - commercial	Real estate - construction	Real estate - mortgage	Obligations of states and political subdivisions	Personal	Total
Allowance for loan losses:
Ending balance	$250	$615	$172	$1,223	$-	$40	$2,300
evaluated for impairment
individually	$-	$87	$64	$46	$-	$-	$197
collectively	$250	$528	$108	$1,177	$-	$40	$2,103

Loans:
Ending balance	$25,777	$77,824	$16,599	$138,327	$13,378	$4,078	$275,983
evaluated for impairment
individually	$7	$2,834	$529	$3,928	$-	$-	$7,298
collectively	$25,770	$74,990	$16,070	$134,399	$13,378	$4,078	$268,685

As of December 31, 2014

As of December 31, 2014	Commercial, financial and agricultural	Real estate - commercial	Real estate - construction	Real estate - mortgage	Obligations of states and political subdivisions	Personal	Total
Allowance for loan losses:
Ending balance	$222	$665	$155	$1,300	$-	$38	$2,380
evaluated for impairment
individually	$-	$-	$-	$150	$-	$-	$150
collectively	$222	$665	$155	$1,150	$-	$38	$2,230

Loans:
Ending balance	$23,738	$90,000	$20,713	$140,676	$15,730	$4,044	$294,901
evaluated for impairment
individually	$1	$2,264	$336	$3,952	$-	$-	$6,553
collectively	$23,737	$87,736	$20,377	$136,724	$15,730	$4,044	$288,348

7. Goodwill and core deposit intangible

On September 8, 2006, the Company completed the acquisition of a branch office in Richfield, PA. Goodwill at March 31, 2015 and December 31, 2014 was $2,046,000. Core deposit intangible was $63,000 net of amortization of $386,000 at March 31, 2015 and $74,000 net of amortization of $375,000 at December 31, 2014. The core deposit intangible is being amortized over a ten-year period on a straight line basis. Core deposit intangible amortization expense of $11,000 was recorded in each of the three months ended March 31, 2015 and 2014. The goodwill is not amortized, but is measured annually for impairment or more frequently if certain events occur which might indicate goodwill has been impaired. There was no impairment of goodwill during either of the three month periods ended March 31, 2015 or 2014.

8. Investment in Unconsolidated Subsidiary

The Company owns 39.16% of the outstanding common stock of Liverpool Community Bank (LCB), Liverpool, PA. This investment is accounted for under the equity method of accounting and is being carried at $4,405,000 as of March 31, 2015. The Company increases its investment in LCB for its share of earnings and decreases its investment by any dividends received from LCB. The investment is evaluated quarterly for impairment. A loss in value of the investment which is determined to be other than a temporary decline would be recognized as a loss in the period in which such determination is made. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of LCB to sustain an earnings capacity that would justify the current carrying value of the investment. There was no impairment of goodwill during either of the three month periods ended March 31, 2015 and 2014.

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

The following table summarizes financial assets and financial liabilities measured at fair value as of March 31, 2015 and December 31, 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands). There were no transfers of assets between fair value Level 1 and Level 2 during the three months ended March 31, 2015 or 2014.

		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	March 31,	for Identical	Observable	Unobservable
	2015	Assets	Inputs	Inputs
Measured at fair value on a recurring basis:
Debt securities available-for-sale:
Obligations of U.S. Government agencies and corporations	$38,895	$-	$38,895	$-
Obligations of state and political subdivisions	32,708	-	32,708	-
Mortgage-backed securities	66,051	-	66,051	-
Equity securities available-for-sale	1,505	1,505	-	-

Measured at fair value on a non-recurring basis:
Impaired loans	3,021	-	-	3,021
Mortgage servicing rights	198	-	-	198

		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	December 31,	for Identical	Observable	Unobservable
	2014	Assets	Inputs	Inputs
Measured at fair value on a recurring basis:
Debt securities available-for-sale:
Obligations of U.S. Government agencies and corporations	$50,101	$-	$50,101	$-
Obligations of state and political subdivisions	35,873	-	35,873	-
Mortgage-backed securities	55,429	-	55,429	-
Equity securities available-for-sale	1,500	1,500	-	-

Measured at fair value on a non-recurring basis:
Impaired loans	3,370	-	-	3,370
Mortgage servicing rights	193	-	-	193

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs have been used to determine fair value:

March 31, 2015	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average

Impaired loans	$3,021	Appraisal of collateral (1)	Appraisal and liquidation adjustments (2)	(7)% - (15)%	(12.2)%
Mortgage servicing rights	198	Multiple of annual servicing fee	Estimated pre-payment speed, based on rate and term	300% - 400%	362%

December 31, 2014	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average

Impaired loans	$3,370	Appraisal of collateral (1)	Appraisal and liquidation adjustments (2)	(7)% - (15)%	(11.2)%
Mortgage servicing rights	193	Multiple of annual servicing fee	Estimated pre-payment speed, based on rate and term	300% - 400%	360%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral that generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted downward by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

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

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

Financial Instruments

(in thousands)

	March 31, 2015		December 31, 2014
	Carrying	Fair	Carrying	Fair
Financial assets:	Value	Value	Value	Value
Cash and due from banks	$6,889	$6,889	$6,757	$6,757
Interest bearing deposits with banks	29	29	10	10
Securities	139,159	139,159	142,903	142,903
Restricted investment in FHLB stock	2,307	2,307	2,726	2,726
Loans, net of allowance for loan losses	289,090	286,810	292,521	294,083
Mortgage servicing rights	198	198	193	193
Accrued interest receivable	1,433	1,433	1,491	1,491

Financial liabilities:
Non-interest bearing deposits	81,742	81,742	77,697	77,697
Interest bearing deposits	300,184	302,353	303,187	305,635
Securities sold under agreements to repurchase	4,785	4,785	4,594	4,594
Short-term borrowings	6,950	6,950	15,950	15,950
Long-term debt	22,500	22,533	22,500	22,464
Other interest bearing liabilities	1,407	1,410	1,412	1,416
Accrued interest payable	266	266	301	301

Off-balance sheet financial instruments:
Commitments to extend credit	-	-	-	-
Letters of credit	-	-	-	-

The following presents the carrying amount, fair value and placement in the fair value hierarchy of the Company’s financial instruments not previously disclosed as of March 31, 2015 and December 31, 2014. This table excludes financial instruments for which the carrying amount approximates fair value (in thousands).

			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices in
			Active Markets	Significant	Significant
			for Identical	Other	Other
March 31, 2015	Carrying Amount	Fair Value	Assets or Liabilities	Observable Inputs	Unobservable Inputs
Financial instruments - Assets
Loans, net of allowance for loan losses	$289,090	$286,810	$-	$-	$286,810
Financial instruments - Liabilities
Interest bearing deposits	300,184	302,353	-	302,353	-
Long-term debt	22,500	22,533		22,533
Other interest bearing liabilities	1,407	1,410	-	1,410	-

			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices in
			Active Markets	Significant	Significant
			for Identical	Other	Other
December 31, 2014	Carrying Amount	Fair Value	Assets or Liabilities	Observable Inputs	Unobservable Inputs
Financial instruments - Assets
Loans, net of allowance for loan losses	292,521	294,083	-	-	294,083
Financial instruments - Liabilities
Interest bearing deposits	303,187	305,635	-	305,635	-
Long-term debt	22,500	22,464		22,464
Other interest bearing liabilities	1,412	1,416	-	1,416	-

10. Defined Benefit Retirement Plan

The Company sponsors a defined benefit retirement Plan (the “Plan”) which covers substantially all of its employees employed prior to December 31, 2007. As of January 1, 2008, the Plan was amended to close the Plan to new entrants. All active participants as of December 31, 2007 became 100% vested in their accrued benefit and, as long as they remained eligible, continued to accrue benefits until December 31, 2012. The benefits are based on years of service and the employee’s compensation. Effective December 31, 2012, the Plan was amended (frozen) to cease future service accruals after that date. The Company’s funding policy is to contribute annually no more than the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide for benefits attributed to service through December 31, 2012. The Company has made no contributions in the first three months of 2015 and does not expect to contribute to the Plan in the remainder of 2015. Pension expense included the following components for the three month periods ended March 31, 2015 and 2014:

(Dollars in thousands)
	Three Months Ended
	March 31,
	2015	2014
Components of net periodic pension cost (income)
Interest cost	$112	$106
Expected return on plan assets	(148)	(129)
Recognized net actuarial loss	61	10
Net periodic pension cost (income)	25	(13)

Amortization of net actuarial loss recognized in other comprehensive income	$(61)	$(10)

Total recognized in net periodic pension cost and other comprehensive income	$(36)	$(23)

11. Commitments, Contingent Liabilities and Guarantees

In the ordinary course of business, the Company makes commitments to extend credit to its customers through letters of credit, loan commitments and lines of credit. At March 31, 2015, the Company had $42,627,000 outstanding in loan commitments and other unused lines of credit extended to its customers as compared to $45,021,000 at December 31, 2014.

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its letters of credit. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, financial and performance letters of credit have expiration dates within one year of issuance, while commercial letters of credit have longer term commitments. The credit risk involved in issuing letters of credit is essentially the same as the risks that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. The Company had outstanding $1,470,000 and $1,703,000 of financial and performance letters of credit commitments as of March 31, 2015 and December 31, 2014, respectively. Commercial letters of credit as of March 31, 2015 totaled $10,900,000. As of December 31, 2015, there were no commercial letters of credit. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of March 31, 2015 for payments under letters of credit issued was not material. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk.

Additionally, the Company has committed to fund and sell qualifying residential mortgage loans to the Federal Home Loan Bank of Pittsburgh in the total amount of $15,000,000. As of March 31, 2015, $9,605,000 remains to be delivered on that commitment, of which none has been committed to borrowers.

12. Subsequent Event

In April 2015, the Board of Directors declared a dividend of $0.22 per share to shareholders of record on May 15, 2015, payable on June 1, 2015.

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

The Company undertakes no obligation to publicly update or revise forward looking information, whether as a result of new or updated information, future events or otherwise.  For a more complete discussion of certain risks, uncertainties and other factors affecting the Company, refer to the Company’s Risk Factors, contained in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, and Item 1A of Part II of this Quarterly Report on Form 10-Q, a copy of which may be obtained from the Company upon request and without charge (except for the exhibits thereto).

Critical Accounting Policies:

Disclosure of the Company’s significant accounting policies is included in the notes to the consolidated financial statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Some of these policies require significant judgments, estimates, and assumptions to be made by management, most particularly in connection with determining the provision for loan losses and the appropriate level of the allowance for loan losses, as well as management’s evaluation of the investment portfolio for other-than-temporary impairment. There have been no changes in critical accounting policies since December 31, 2014.

General:

The following discussion relates to the consolidated financial condition of the Company as of March 31, 2015, as compared to December 31, 2014, and the consolidated results of operations for the three months ended March 31, 2015, compared to the same period in 2014. This discussion should be read in conjunction with the interim consolidated financial statements and related notes included herein.

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

Financial Condition:

Total assets as of March 31, 2015, were $472.9 million, a decrease of 1.6% compared to December 31, 2014. Comparing the balances at March 31, 2015 and December 31, 2014, deposits increased by $1.0 million, with non-interest bearing deposits increasing by $4.0 million and interest-bearing deposits decreasing by $3.0 million. The Company’s investment portfolio decreased by $3.7 million and borrowings decreased by $9.0 million.

The table below shows changes in deposit volumes by type of deposit (in thousands of dollars) between December 31, 2014 and March 31, 2015.

	March 31,	December 31,	Change
	2015	2014	$	%
Deposits:
Demand, non-interest bearing	$81,742	$77,697	$4,045	5.2%
Interest bearing demand and money market	94,830	95,675	(845)	(0.9)
Savings	71,753	67,430	4,323	6.4
Time deposits, $100,000 and more	25,171	27,705	(2,534)	(9.1)
Other time deposits	108,430	112,377	(3,947)	(3.5)
Total deposits	$381,926	$380,884	$1,042	0.3%

Overall, total loans decreased $3.4 million, or 1.2%, between December 31, 2014 and March 31, 2015, as shown in the table below (in thousands of dollars), primarily due to decreases in real estate mortgage loans and loans to obligations of states and political subdivisions.

	March 31,	December 31,	Change
	2015	2014	$	%
Loans:
Commercial, financial and agricultural	$25,250	$23,738	$1,512	6.4%
Real estate - commercial	90,427	90,000	427	0.5
Real estate - construction	20,224	20,713	(489)	(2.4)
Real estate - mortgage	137,842	140,676	(2,834)	(2.0)
Obligations of states and political subdivisions	13,915	15,730	(1,815)	(11.5)
Personal	3,831	4,044	(213)	(5.3)
Total loans	$291,489	$294,901	$(3,412)	(1.2)%

A summary of the activity in the allowance for loan losses for each of the three-month periods ended March 31, 2015 and 2014 (in thousands) is presented below.

	Periods Ended March 31,
	2015	2014
Balance of allowance - January 1	$2,380	$2,287
Loans charged off	(33)	(9)
Recoveries of loans previously charged off	2	2
Net charge-offs	(31)	(7)
Provision for loan losses	50	20
Balance of allowance - end of period	$2,399	$2,300

Ratio of net charge-offs during period to average loans outstanding	0.01%	0.00%

During the first three months of 2015, the Company recorded charge-offs of $33,000, slightly offset by $2,000 in recoveries.

As of March 31, 2015, 49 loans, with aggregate outstanding balances of $6,197,000, were individually evaluated for impairment. A collateral analysis was performed on each of these 49 loans in order to establish a portion of the reserve needed to carry impaired loans at fair value. As a result, six loans were determined to have insufficient collateral, and specific reserves, totaling $196,000, were established for the six impaired loans.

Management believes that the specific reserves carried are adequate to cover potential future losses related to these relationships. There are no other material loans classified as loss, doubtful, substandard, or special mention which management expects to significantly impact future operating results, liquidity or capital resources.

Following is a summary of the Bank’s non-performing loans on March 31, 2015 as compared to December 31, 2014.

(Dollar amounts in thousands)

	As of and for the	As of and for the
	three months ended	year ended
Non-performing loans	March 31, 2015	December 31, 2014
Non-accrual loans	$4,554	$4,880
Accruing loans past due 90 days or more	31	400
Restructured nonaccrual loans in default	355	366
Total	$4,940	$5,646

Average loans outstanding	$292,971	$281,608

Ratio of non-performing loans to average loans outstanding	1.69%	2.00%

During the second quarter of 2014, the Company initiated a leverage strategy and issued long-term debt in the amount of $22,500,000, with maturities ranging from two years to five years, at fixed rates ranging from 0.63% to 2.0%. The funds were used to purchase investment securities with similar projected average lives.

Stockholders’ equity increased from December 31, 2014 to March 31, 2015 by $635,000, or 1.3%. The market value of securities available for sale was higher on March 31, 2015 compared to December 31, 2014, resulting in an increase of $579,000, net of taxes. Additionally, there was an adjustment to accumulated other comprehensive income of $40,000 to record the amortization of the net actuarial loss of the Company’s defined benefit retirement plan. The Company’s net income exceeded dividends paid by $3,000.

Subsequent to March 31, 2015, the following event took place:

On April 21, 2015, the Board of Directors declared a cash dividend of $0.22 per share to shareholders of record on May 15, 2015, payable on June 1, 2015.

Comparison of the Three Months Ended March 31, 2015 and 2014

Operations Overview:

Net income for the first quarter of 2015 was $924,000, an increase of $21,000, or 2.3%, when compared to the first quarter of 2014. The increase was due primarily to higher net interest income and non-interest income recorded in the first quarter of 2015 as compared to the same period in 2014, partially offset by higher provision for loan losses and non-interest expense recorded during the 2015 period. Basic and diluted earnings per share were $0.22 in both the first quarters of 2015 and 2014. Presented below are selected key ratios for the two periods:

	Three Months Ended
	March 31
	2015	2014
Return on average assets (annualized)	0.78%	0.81%
Return on average equity (annualized)	7.36%	7.17%
Average equity to average assets	10.54%	11.28%

Non-interest income, excluding securities gains, as a percentage of average assets (annualized)	0.85%	0.82%
Non-interest expense as a percentage of average assets (annualized)	3.03%	2.99%

The discussion that follows further explains changes in the components of net income when comparing the first quarter of 2015 with the first quarter of 2014.

Net Interest Income:

Net interest income was $3,661,000 for the first quarter of 2015, as compared to $3,409,000 in the same quarter in 2014. Average earning assets increased by 7.4%, and the net interest margin, on a fully tax equivalent basis, decreased by 2 basis points.

Although average loan balances increased by $17.6 million, or 6.4%, interest on loans decreased $3,000 in the first quarter of 2015 as compared to the same period in 2014. A decrease of 33 basis points in the average weighted yield on loans reducing interest income by approximately $220,000 offset an increase in average loans outstanding, which increased interest income by $217,000.

Interest earned on investment securities increased $194,000 in the first quarter of 2015 as compared to the first quarter of 2014, with average balances increasing $14.0 million during the period. Of the $194,000 increase, $55,000 was due to the increase in average balances, while $139,000 was due to yield increases. The overall pre-tax yield on the investment securities portfolio increased during the period by 40 basis points.

Total average earning assets during the first quarter of 2015 were $435.4 million, compared to $405.4 million during the first quarter of 2014, yielding 3.89% in 2015 versus 4.00% in 2014. Average interest-bearing liabilities increased by $26.4 million, and average non-interest bearing deposits increased by $2.4 million. The increase in average interest-bearing liabilities was the result of adding long-term debt during the second quarter of 2014. The cost to fund interest bearing liabilities dropped by 14 basis points, to 0.67%, in the first quarter of 2015 compared to the first quarter of 2014.

Net interest margin on a fully tax-equivalent basis for the first quarter of 2015 was 3.50%. For the same period in 2014, the fully-tax equivalent net interest margin was 3.52%.

AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

(Dollars in thousands)

	Three Months Ended			Three Months Ended
	March 31, 2015			March 31, 2014
	Average		Yield/	Average		Yield/	Increase (Decrease) Due To (6)
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate	Volume	Rate	Total
ASSETS
Interest earning assets:
Taxable loans (5)	$269,050	$3,379	5.03%	$253,522	$3,392	5.37%	$202	$(215)	$(13)
Tax-exempt loans	23,921	168	2.85	21,808	158	2.95	15	(5)	10
Total loans	292,971	3,547	4.85	275,330	3,550	5.18	217	(220)	(3)
								-	-
Taxable investment securities	111,554	561	2.01	93,141	355	1.52	72	134	206
Tax-exempt investment securities	30,631	118	1.54	35,033	130	1.48	(17)	5	(12)
Total investment securities	142,185	679	1.91	128,174	485	1.51	55	139	194
								-	-
Interest bearing deposits	162	-	0.06	1,593	1	0.23	(1)	-	(1)
Federal funds sold	63	-	0.02	306	-	0.20	-	-	-
Total interest earning assets	435,381	4,226	3.89	405,403	4,036	4.00	271	(81)	190

Other assets (7)	40,870			41,057
Total assets	$476,251			$446,460
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:

Interest bearing demand deposits (2)	$93,781	34	0.15	$91,471	36	0.16	-	(2)	(2)
Savings deposits	69,204	17	0.10	63,156	16	0.10	1	-	1
Time deposits	137,388	430	1.27	153,149	569	1.51	(55)	(84)	(139)
Other, including short-term borrowings, long-term debt and other interest bearing liabilities	42,110	84	0.80	8,292	6	0.29	68	10	78
Total interest bearing liabilities	342,483	565	0.67	316,068	627	0.81	14	(76)	(62)

Non-interest bearing liabilities:
Demand deposits	78,507			76,130
Other	5,061			3,885
Stockholders' equity	50,200			50,377
Total liabilities and stockholders' equity	$476,251			$446,460

Net interest income and net interest rate spread		$3,661	3.22%		$3,409	3.19%	$257	$(5)	$252
Net interest margin on interest earning assets (3)			3.36%			3.37%
Net interest income and net interest margin-Tax equivalent basis (4)		$3,808	3.50%		$3,558	3.52%

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

Provision for Loan Losses:

In the first quarter of 2015, the provision for loan losses was $50,000, as compared to a provision of $20,000 in the first quarter of 2014. Management regularly reviews the adequacy of the loan loss reserve and makes assessments as to specific loan impairment, historical charge-off expectations, general economic conditions in the Bank’s market area, specific loan quality and other factors. As of March 31, 2015, non-performing loans as a percentage of average outstanding loans was 1.69%, improved from 2.00% on December 31, 2014 and from 2.36% on March 31, 2014. The improvement in non-performing loans has had a positive effect on the adequacy of the allowance for loan losses, but was offset by provisioning for increased loan balances and concentrations. See the earlier discussion in the Financial Condition section, explaining the information used to determine the provision.

Non-interest Income:

Non-interest income in the third quarter of 2015 was $1,000,000, compared to $920,000 in the first quarter of 2014, representing an increase of $80,000, or 8.7%.

Most significantly impacting non-interest income in the first quarter of 2015 was an increase in customer service fees of $96,000, or 35.8%, in the first quarter of 2015 as compared to the same period in 2014. The increase was attributable to the introduction in the third quarter of 2014, of a new service to depositors that provides detection, suppression and repair of a wide spectrum of identity theft issues.

The Company originates mortgages to sell on the secondary market, while retaining the servicing rights; the Company has built a servicing portfolio of approximately $21.1 million as of March 31, 2015. The mortgage servicing right asset, as of March 31, 2015, was $198,000. Mortgage banking income is made up of origination and servicing fees collected from the buyer, origination points collected from the borrower and an adjustment to the fair value of the mortgage servicing rights asset. In the first quarter of 2015, mortgage banking income was $54,000, an increase of 25,000, or 86.2%, from the first quarter of 2014, when origination activity was lower.

Fee income from trust services increased by $5,000, or 6.6%, and income from the unconsolidated subsidiary increased $12,000, or 32.4% in the first quarter of 2015 compared to the first quarter of 2014.

Offsetting the increases in customer service fees, mortgage banking income, trust fees and unconsolidated subsidiary income were slight declines in earnings on bank-owned life insurance, commissions on sales of non-deposit products and fees derived from loan activity.

Net losses of $17,000 were realized on the sale of securities in the first quarter of 2015 as compared to the first quarter of 2014 when net gains of $5,000 were realized.

As a percentage of average assets, annualized non-interest income, exclusive of net gains on the sale of securities, was 0.85% in the first quarter of 2015 as compared to 0.82% in the first quarter of 2014.

Non-interest Expense:

Total non-interest expense for the first quarter of 2015 was $268,000, or 8.0% higher in the first quarter of 2015 as compared to the first quarter of 2014. Employee compensation expense increased by $122,000 due primarily to staffing increases. Employee benefits costs has a corresponding increase as a result of the increased staffing, but also due to increased cost for the frozen defined benefit plan as well as medical insurance. The increase in employee benefit cost was $147,000, or 36.4%.

As a percentage of average assets, annualized non-interest expense was 3.03% in the first quarter of 2015 compared to 2.99% in the first quarter of 2014.

Provision for income taxes:

Income tax expense in the first quarter of 2015 was $83,000 as compared to the $70,000 recorded in the first quarter of 2014. The Company qualifies for a federal tax credit for a low-income housing project investment, and the tax provisions for each period reflect the application of the tax credit. For the first quarter of 2015, the tax credit lowered the effective tax rate from 22.5% to 8.3%. In the first quarter of 2014, when earnings from tax exempt sources were lower and the tax credit for the period was higher, the effective tax rate was lowered from 22.0% to 7.2%.

Liquidity:

The objective of liquidity management is to ensure that sufficient funding is available, at a reasonable cost, to meet the ongoing operational cash needs of the Company and to take advantage of income producing opportunities as they arise. While the desired level of liquidity will vary depending upon a variety of factors, it is the primary goal of the Company to maintain a high level of liquidity in all economic environments. Principal sources of asset liquidity are provided by loans and securities maturing in one year or less, and other short-term investments, such as federal funds sold and cash and due from banks. Liability liquidity, which is more difficult to measure, can be met by attracting deposits and maintaining the core deposit base. The Company is a member of the Federal Home Loan Bank of Pittsburgh for the purpose of providing short-term liquidity when other sources are unable to fill these needs. During the first three months of 2015, overnight borrowings from the Federal Home Loan Bank averaged $7,208,000. As of March 31, 2015, the Company had long-term debt with the Federal Home Loan Bank of $22,500,000, and had remaining unused borrowing capacity with the Federal Home Loan Bank of $101.6 million.

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

Off-Balance Sheet Arrangements:

The Company’s consolidated financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk, credit risk, and interest rate risk. These commitments consist mainly of loans approved but not yet funded, unused lines of credit and outstanding letters of credit. These commitments were made using the same credit standards as are used for on-balance sheet instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment terms. Letters of credit are conditional commitments issued to guarantee the financial performance obligation of a customer to a third party. Unused commitments and letters of credit at March 31, 2015 were $42,627,000 and $12,370,000, respectively. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Company. Management believes that any amounts actually drawn upon can be funded in the normal course of operations. Additionally, the Company has committed to fund and sell qualifying residential mortgage loans to the Federal Home Loan Bank of Pittsburgh in the total amount of $15,000,000. As of March 31, 2015, $9,605,000 remains to be delivered on that commitment, of which none has been committed to borrowers. The Company has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or the availability of capital resources.

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

Capital Adequacy:

Bank regulatory authorities in the United States issue risk-based capital standards. These capital standards relate a banking company’s capital to the risk profile of its assets and provide the basis by which all banking companies and banks are evaluated in terms of capital adequacy. Effective January 1, 2015, the risk-based capital rules have been modified subject to a transition period for several aspects of the final rules, including the new minimum capital ratio requirements, the capital conservation buffer and the regulatory capital adjustments and deductions. The new framework is commonly called “BASEL III”. The final rules revised federal regulatory agencies’ risk-based and leverage capital requirements and their method for calculating risk-weighted assets to make them consistent with the Basel III framework. The final rules apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies (“banking organizations”). Among other things, the rules established a new common equity tier 1 (CET1) minimum capital requirement (4.5% of risk-weighted assets) and a higher minimum tier 1 capital requirement (from 4.0% to 6.0% of risk-weighted assets), and assign higher risk weightings (150%) to exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property.

Basel III requires financial institutions to maintain: (a)  a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7.0%); (b) a minimum ratio of tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum tier 1 capital ratio of 8.5% upon full implementation); (c) a minimum ratio of total (that is, tier 1 plus tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation); and (d)  a minimum leverage ratio of 3.0%, calculated as the ratio of tier 1 capital balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter). In addition, the proposed rules also limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer”.

According to the new rules, CET1 is comprised of common stock plus related surplus, net of treasury stock and other contra-equity components, retained earnings and accumulated other comprehensive income. However, certain banking institutions, including the Bank, were permitted to make a one-time election to opt out of the requirement to include most components of AOCI in CET1. This opt-out option was available only on March 31, 2015. The Bank elected to opt-out. At March 31, 2015, the Bank exceeded the regulatory requirements to be considered a "well capitalized" financial institution, under the new rules.

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

Declines and volatility in the values of financial institution stocks in the last several years have significantly reduced the likelihood of realizing significant gains in the near-term. Although the Company has realized occasional gains from this portfolio in the past, the primary objective of the portfolio is to achieve value appreciation in the long term while earning consistently attractive after-tax yields from dividends. The carrying value of the financial institutions stocks accounted for 0.3% of the Company’s total assets as of March 31, 2015. Management performs an impairment analysis on the entire investment portfolio, including the financial institutions stocks, on a quarterly basis. For the three months ended March 31, 2015, no “other-than-temporary” impairment was identified. There is no assurance that declines in market values of the common stock portfolio in the future will not result in “other-than-temporary” impairment charges, depending upon facts and circumstances present.

The equity investments in the Company’s portfolio had an adjusted cost basis of approximately $1,055,000 and a fair value of $1,505,000 at March 31, 2015. Net unrealized gains in this portfolio were approximately $450,000 at March 31, 2015.

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

The primary objective of the Company’s asset-liability management process is to maximize current and future net interest income within acceptable levels of interest rate risk while satisfying liquidity and capital requirements. Management recognizes that a certain amount of interest rate risk is inherent, appropriate and necessary to ensure profitability. A simulation analysis is used to assess earnings and capital at risk from movements in interest rates. The model considers three major factors: (1) volume differences; (2) repricing differences; and (3) timing in its income simulation. As of the most recent model run, data was disseminated into appropriate repricing buckets, based upon the static position at that time. The interest-earning assets and interest-bearing liabilities were assigned a multiplier to simulate how much that particular balance sheet item would re-price when interest rates change. Finally, the estimated timing effect of rate changes is applied, and the net interest income effect is determined on a static basis (as if no other factors were present). As the table below indicates, based upon rate shock simulations on a static basis, the Company’s balance sheet is relatively rate-neutral as rates decline. Each 100 basis point increase results in approximately $527,000 decline in net interest income in the static environment. This negative effect of rising rates is offset to a degree by the positive effect of imbedded options that include loans floating above their floors and likely internal deposit pricing strategies. After applying the effects of options, over a one-year period, the net effect of an immediate 100, 200, 300 and 400 basis point rate increase would change net interest income by $(143,000), $(260,000), $(1,485,000) and $(1,856,000), respectively. Rate shock modeling was done for a declining rate of 25 basis points only, as the federal funds target rate currently is between zero and 0.25%. As the table below indicates, the net effect of interest rate risk on net interest income is minimal in a rising rate environment through a 200 basis point increase. Juniata’s rate risk policies provide for maximum limits on net interest income that can be at risk for 100 through 400 basis point changes in interest rates.

Effect of Interest Rate Risk on Net Interest Income
(Dollars in thousands)

Change in Interest Rates (Basis Points)	Change in Net Interest Income Due to Interest Rate Risk (Static)	Change in Net Interest Income Due to Imbedded Options	Total Change in Net Interest Income

400	$(2,105)	$249	$(1,856)
300	(1,579)	94	(1,485)
200	(1,053)	793	(260)
100	(527)	384	(143)
0	-	-	-
(25)	131	(57)	74

The net interest income at risk position remained within the guidelines established by the Company’s asset/liability policy.

No material change has been noted in the Bank’s equity value at risk. Please refer to the Annual Report on Form 10-K as of December 31, 2014 for further discussion of this topic.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2015, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined by the Securities Exchange Act of 1934 (“Exchange Act”), Rule 13a-15(e). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting.

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

There have been no material changes to the risk factors that were disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 23, 2001, the Company announced plans to buy back 100,000 (200,000 on a post-split basis) shares of its common stock. There is no expiration date to this buyback plan, but subsequent to the initial plan, the Board of Directors authorized the repurchase of 400,000 additional shares in 2005 and then authorized 200,000 additional shares in September of 2008. There were no transactions pursuant to the repurchase program in the three month period ended March 31, 2015. As of May 8, 2015, the number of shares that may yet be purchased under the program was 33,319. No repurchase plan or program expired during the quarter. The Company has no stock repurchase plan or program that it has determined to terminate prior to expiration or under which it does not intend to make further purchases.

Certain regulatory restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. At March 31, 2015, $34,536,000 of undistributed earnings of the Bank, included in the consolidated stockholders’ equity, was available for distribution to the Company as dividends without prior regulatory approval, subject to regulatory capital requirements.

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

3.3 - Bylaw Amendment – (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 28, 2012)

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

Juniata Valley Financial Corp.
(Registrant)

Date	05-11-2015	By	/s/ Marcie A.
Barber Marcie A. Barber, President and Chief Executive Officer (Principal Executive Officer)

Date	05-11-2015	By	/s/ JoAnn N. McMinn
JoAnn N. McMinn, Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)

