Form 10-Q
period 2015-06-30
JUNIATA VALLEY FINANCIAL CORP
filed 2015-08-10
CIK 714712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 7, 2015
Common Stock ($1.00 par value)	4,190,683 shares

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Financial Condition

( Unaudited, in thousands, except share data)

	June 30,	December 31,
	2015	2014
ASSETS
Cash and due from banks	$7,746	$6,757
Interest bearing deposits with banks	247	10
Cash and cash equivalents	7,993	6,767

Securities available for sale	138,348	142,903
Restricted investment in Federal Home Loan Bank (FHLB) stock	3,055	2,726
Investment in unconsolidated subsidiary	4,457	4,369
Total loans	304,123	294,901
Less: Allowance for loan losses	(2,315)	(2,380)
Total loans, net of allowance for loan losses	301,808	292,521
Premises and equipment, net	6,453	6,533
Other real estate owned	558	232
Bank owned life insurance and annuities	14,997	14,807
Investment in low income housing partnership	3,608	3,847
Core deposit intangible	52	74
Goodwill	2,046	2,046
Mortgage servicing rights	204	193
Accrued interest receivable and other assets	3,529	3,511
Total assets	$487,108	$480,529
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing	$79,043	$77,697
Interest bearing	299,723	303,187
Total deposits	378,766	380,884

Securities sold under agreements to repurchase	3,926	4,594
Short-term borrowings	25,450	15,950
Long-term debt	22,500	22,500
Other interest bearing liabilities	1,430	1,412
Accrued interest payable and other liabilities	4,934	5,333
Total liabilities	437,006	430,673
Stockholders' Equity:
Preferred stock, no par value:
Authorized - 500,000 shares, none issued	-	-
Common stock, par value $1.00 per share:
Authorized - 20,000,000 shares
Issued - 4,745,826 shares
Outstanding -
4,190,683 shares at June 30, 2015;
4,187,441 shares at December 31, 2014	4,746	4,746
Surplus	18,430	18,409
Retained earnings	39,726	39,644
Accumulated other comprehensive loss	(2,117)	(2,197)
Cost of common stock in Treasury:
555,143 shares at June 30, 2015;
558,385 shares at December 31, 2014	(10,683)	(10,746)
Total stockholders' equity	50,102	49,856
Total liabilities and stockholders' equity	$487,108	$480,529

See Notes to Consolidated Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Income

(Unaudited, in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Interest income:
Loans, including fees	$3,548	$3,662	$7,095	$7,212
Taxable securities	557	535	1,118	890
Tax-exempt securities	114	126	232	256
Other interest income	1	2	1	3
Total interest income	4,220	4,325	8,446	8,361
Interest expense:
Deposits	413	608	894	1,229
Securities sold under agreements to repurchase	1	1	2	2
Short-term borrowings	10	1	21	2
Long-term debt	68	69	136	69
Other interest bearing liabilities	4	4	8	8
Total interest expense	496	683	1,061	1,310
Net interest income	3,724	3,642	7,385	7,051
Provision for loan losses	112	117	162	137
Net interest income after provision for loan losses	3,612	3,525	7,223	6,914
Non-interest income:
Customer service fees	389	290	753	558
Debit card fee income	219	215	424	418
Earnings on bank-owned life insurance and annuities	92	94	182	191
Trust fees	84	131	165	207
Commissions from sales of non-deposit products	118	88	208	200
Income from unconsolidated subsidiary	62	57	111	94
Fees derived from loan activity	52	32	86	70
Mortgage banking income	60	56	114	85
Net gain (loss) on sales and calls of securities	1	2	(16)	7
Gain from life insurance proceeds	-	165	-	165
Other non-interest income	53	40	103	95
Total non-interest income	1,130	1,170	2,130	2,090
Non-interest expense:
Employee compensation expense	1,490	1,497	2,964	2,849
Employee benefits	473	363	1,023	766
Occupancy	253	237	535	519
Equipment	133	116	261	230
Data processing expense	390	370	777	750
Director compensation	54	51	103	108
Professional fees	100	99	214	198
Taxes, other than income	92	77	181	184
FDIC Insurance premiums	75	74	162	155
(Gain) loss on sales of other real estate owned	(5)	29	(5)	11
Amortization of intangibles	11	11	22	22
Amortization of investment in low-income housing partnership	119	119	239	239
Merger and acquisition expense	48	-	58	-
Other non-interest expense	388	358	691	706
Total non-interest expense	3,621	3,401	7,225	6,737
Income before income taxes	1,121	1,294	2,128	2,267
Provision for income taxes	120	131	203	201
Net income	$1,001	$1,163	$1,925	$2,066
Earnings per share
Basic	$0.24	$0.28	$0.46	$0.49
Diluted	$0.24	$0.28	$0.46	$0.49
Cash dividends declared per share	$0.22	$0.22	$0.44	$0.44
Weighted average basic shares outstanding	4,189,090	4,195,491	4,188,265	4,195,876
Weighted average diluted shares outstanding	4,190,036	4,195,749	4,189,304	4,196,136

See Notes to Consolidated Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
	Before		Net of	Before		Net of
	Tax	Tax	Tax	Tax	Tax	Tax
	Amount	Effect	Amount	Amount	Effect	Amount
Net income	$1,121	$(120)	$1,001	$1,294	$(131)	$1,163
Other comprehensive (loss) income:
Unrealized (losses) gains on available for sale securities:
Unrealized holding (losses) gains arising during the period	(880)	299	(581)	832	(283)	549
Unrealized holding gains from unconsolidated subsidiary	3	-	3	4	-	4
Less reclassification adjustment for gains included in net income (1) (3)	(1)	1	-	(2)	-	(2)
Amortization of pension net actuarial cost (2) (3)	60	(21)	39	10	(3)	7
Other comprehensive (loss) income	(818)	279	(539)	844	(286)	558
Total comprehensive income	$303	$159	$462	$2,138	$(417)	$1,721

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
	Before		Net of	Before		Net of
	Tax	Tax	Tax	Tax	Tax	Tax
	Amount	Effect	Amount	Amount	Effect	Amount
Net income	$2,128	$(203)	$1,925	$2,267	$(201)	$2,066
Other comprehensive income:
Unrealized (losses) gains on available for sale securities:
Unrealized holding (losses) gains arising during the period	(28)	9	(19)	1,387	(471)	916
Unrealized holding gains from unconsolidated subsidiary	9	-	9	10	-	10
Less reclassification adjustment for losses (gains) included in net income (1) (3)	16	(5)	11	(7)	2	(5)
Amortization of pension net actuarial cost (2) (3)	121	(42)	79	20	(7)	13
Other comprehensive income	118	(38)	80	1,410	(476)	934
Total comprehensive income	$2,246	$(241)	$2,005	$3,677	$(677)	$3,000

See Notes to Consolidated Financial Statements

(1)	Amounts are included in gain on sales and calls of securities on the Consolidated Statements of Income as a separate element within total non-interest income.
(2)	Amounts are included in the computation of net periodic benefit cost and are included in employee benefits expense on the Consolidated Statements of Income as a separate element within total non-interest expense.
(3)	Income tax amounts are included in the provision for income taxes on the Consolidated Statements of Income.

Juniata Valley Financial Corp. and Subsidiary
Consolidated Statements of Stockholders' Equity
(Unaudited, in thousands, except share data)
Six Months Ended June 30, 2015

	Number				Accumulated
	of				Other		Total
	Shares	Common		Retained	Comprehensive	Treasury	Stockholders'
	Outstanding	Stock	Surplus	Earnings	Loss	Stock	Equity
Balance at January 1, 2015	4,187,441	$4,746	$18,409	$39,644	$(2,197)	$(10,746)	$49,856
Net income				1,925			1,925
Other comprehensive income					80		80
Cash dividends at $0.44 per share				(1,843)			(1,843)
Stock-based compensation			27				27
Treasury stock issued for stock option and stock purchase plans	3,242		(6)			63	57
Balance at June 30, 2015	4,190,683	$4,746	$18,430	$39,726	$(2,117)	$(10,683)	$50,102

Six Months Ended June 30, 2014

	Number				Accumulated
	of				Other		Total
	Shares	Common		Retained	Comprehensive	Treasury	Stockholders'
	Outstanding	Stock	Surplus	Earnings	Loss	Stock	Equity
Balance at January 1, 2014	4,196,266	$4,746	$18,370	$39,118	$(1,659)	$(10,591)	$49,984
Net income				2,066			2,066
Other comprehensive income					934		934
Cash dividends at $0.44 per share				(1,847)			(1,847)
Stock-based compensation			23				23
Purchase of treasury stock	(9,656)					(173)	(173)
Treasury stock issued for stock option and stock purchase plans	3,497		(8)			67	59
Balance at June 30, 2014	4,190,107	$4,746	$18,385	$39,337	$(725)	$(10,697)	$51,046

See Notes to Consolidated Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Six Months Ended June 30,
	2015	2014
Operating activities:
Net income	$1,925	$2,066
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	162	137
Depreciation	267	240
Net amortization of securities premiums	417	266
Net amortization of loan origination costs (fees)	27	(16)
Deferred net loan origination costs	(85)	(52)
Amortization of core deposit intangible	22	22
Amortization of investment in low income housing partnership	239	239
Net realized loss (gain) on calls and sales of securities	16	(7)
Net (gain) loss on sales of other real estate owned	(5)	11
Earnings on bank owned life insurance and annuities	(182)	(191)
Deferred income tax expense	72	48
Equity in earnings of unconsolidated subsidiary, net of dividends of $30 and $27	(81)	(67)
Stock-based compensation expense	27	23
Mortgage loans originated for sale	(2,080)	(1,325)
Proceeds from loans sold to others	2,182	1,402
Mortgage banking income	(114)	(85)
Gain from life insurance proceeds	-	(165)
Increase in accrued interest receivable and other assets	(126)	(678)
Decrease in accrued interest payable and other liabilities	(238)	(148)
Net cash provided by operating activities	2,445	1,720
Investing activities:
Purchases of:
Securities available for sale	(32,392)	(52,832)
FHLB stock	(329)	(654)
Premises and equipment	(187)	(72)
Bank owned life insurance and annuities	(29)	(35)
Proceeds from:
Sales of securities available for sale	18,711	7,120
Maturities of and principal repayments on securities available for sale	17,791	18,681
Bank owned life insurance and annuities	-	4
Life insurance claim	-	615
Sale of other real estate owned	227	167
Investment in low income housing partnership	-	(335)
Net increase in loans	(9,939)	(822)
Net cash used in investing activities	(6,147)	(28,163)
Financing activities:
Net (decrease) increase in deposits	(2,118)	13,684
Net change in short-term borrowings and securities sold under agreements to repurchase	8,832	(7,736)
Issuance of long-term debt	-	22,500
Cash dividends	(1,843)	(1,847)
Purchase of treasury stock	-	(173)
Treasury stock issued for employee stock plans	57	59
Net cash provided by financing activities	4,928	26,487
Net increase in cash and cash equivalents	1,226	44
Cash and cash equivalents at beginning of year	6,767	8,613
Cash and cash equivalents at end of period	$7,993	$8,657
Supplemental information:
Interest paid	$1,132	$1,277
Income taxes paid	100	50
Supplemental schedule of noncash investing and financing activities:
Transfer of loans to other real estate owned	$548	$278

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (U.S. GAAP) for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three and six month periods ended June 30, 2015 are not necessarily indicative of the results for the year ending December 31, 2015. For further information, refer to the consolidated financial statements and notes thereto included in Juniata Valley Financial Corp.’s Annual Report on Form 10-K for the year ended December 31, 2014.

The Company has evaluated events and transactions occurring subsequent to the consolidated statement of financial condition date of June 30, 2015 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

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

Effective Date and Transition: Public entities will apply the new standard for annual reports beginning after December 15, 2016, including interim periods therein. Three basic transition methods are available – full retrospective, retrospective with certain practical expedients, and a cumulative effect approach. Under the third alternative, an entity would apply the new revenue standard only to contracts that are incomplete under legacy U.S. GAAP at the date of initial application (e.g. January 1, 2017) and recognize the cumulative effect of the new standard as an adjustment to the opening balance of retained earnings. That is, prior years would not be restated and additional disclosures would be required to enable users of the financial statements to understand the impact of adopting the new standard in the current year compared to prior years that are presented under legacy U.S. GAAP. Early adoption is prohibited under U.S. GAAP. In July 2015, the Financial Accounting Standards Board approved a one-year delay of the effective date of the revenue recognition standard. The deferral would require public entities to apply the new revenue standard for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. Public entities would be permitted to elect to early adopt for annual reporting periods beginning after December 15, 2016. The Company is evaluating the effects this Update will have on its consolidated financial condition or results of operations.

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

3. Accumulated other Comprehensive loss

Components of accumulated other comprehensive loss, net of tax consisted of the following (in thousands):

	6/30/2015	12/31/2014
Unrealized gains on available for sale securities	297	$296
Unrecognized expense for defined benefit pension	(2,414)	(2,493)
Accumulated other comprehensive loss	(2,117)	$(2,197)

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

(Amounts, except earnings per share, in thousands)

	Three Months	Three Months
	Ended	Ended
	June 30, 2015	June 30, 2014

Net income	$1,001	$1,163
Weighted-average common shares outstanding	4,189	4,195
Basic earnings per share	$0.24	$0.28

Weighted-average common shares outstanding	4,189	4,195
Common stock equivalents due to effect of stock options	1	1
Total weighted-average common shares and equivalents	4,190	4,196
Diluted earnings per share	$0.24	$0.28

	Six Months	Six Months
	Ended	Ended
	June 30, 2015	June 30, 2014

Net income	$1,925	$2,066
Weighted-average common shares outstanding	4,188	4,196
Basic earnings per share	$0.46	$0.49

Weighted-average common shares outstanding	4,188	4,196
Common stock equivalents due to effect of stock options	1	-
Total weighted-average common shares and equivalents	4,189	4,196
Diluted earnings per share	$0.46	$0.49

5. Securities

The Company’s investment portfolio includes primarily bonds issued by U.S. Government sponsored agencies (approximately 27%), mortgage-backed securities issued by Government-sponsored agencies and backed by residential mortgages (approximately 48%) and municipal bonds (approximately 24%) as of June 30, 2015. Most of the municipal bonds are general obligation bonds with maturities or pre-refunding dates within 5 years. The remaining 1% of the portfolio includes a group of equity investments in other financial institutions.

The amortized cost and fair value of securities as of June 30, 2015 and December 31, 2014, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because the securities may be called or prepaid with or without prepayment penalties.

	June 30, 2015
Securities Available for Sale			Gross	Gross
	Amortized	Fair	Unrealized	Unrealized
Type and maturity	Cost	Value	Gains	Losses
Obligations of U.S. Government agencies and corporations
Within one year	$4,501	$4,533	$32	$-
After one year but within five years	25,483	25,352	30	(161)
After five years but within ten years	6,992	6,943	5	(54)
	36,976	36,828	67	(215)
Obligations of state and political subdivisions
Within one year	9,664	9,683	19	-
After one year but within five years	16,041	16,098	81	(24)
After five years but within ten years	6,710	6,779	76	(7)
After ten years	335	334	-	(1)
	32,750	32,894	176	(32)

Mortgage-backed securities	67,144	67,054	311	(401)
Equity securities	1,055	1,572	538	(21)
Total	$137,925	$138,348	$1,092	$(669)

	December 31, 2014
Securities Available for Sale			Gross	Gross
	Amortized	Fair	Unrealized	Unrealized
Type and maturity	Cost	Value	Gains	Losses
Obligations of U.S. Government agencies and corporations
Within one year	$4,510	$4,566	$56	$-
After one year but within five years	39,110	38,723	31	(418)
After five years but within ten years	6,996	6,812	1	(185)
	50,616	50,101	88	(603)
Obligations of state and political subdivisions
Within one year	9,903	9,934	31	-
After one year but within five years	16,822	16,853	78	(47)
After five years but within ten years	8,609	8,748	143	(4)
After ten years	340	338	-	(2)
	35,674	35,873	252	(53)

Mortgage-backed securities	55,123	55,429	367	(61)
Equity securities	1,055	1,500	475	(30)
Total	$142,468	$142,903	$1,182	$(747)

Certain obligations of the U.S. Government and state and political subdivisions are pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law. The carrying value of the pledged assets was $29,845,000 and $30,770,000 at June 30, 2015 and December 31, 2014, respectively.

In addition to cash received from the scheduled maturities of securities, some investment securities available for sale are sold or called at current market values during the course of normal operations.

The following chart summarizes proceeds received from sales or calls of investment securities transactions and the resulting realized gains and losses (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Gross proceeds from sales of securities	$5,815	$4,970	$18,711	$7,120
Securities available for sale:
Gross realized gains from sold and called securities	$13	$2	$54	$7
Gross realized losses from sold and called securities	(12)	-	(70)	-

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

The following table shows gross unrealized losses and fair value, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2015 and December 31, 2014 (in thousands):

	Unrealized Losses at June 30, 2015
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. Government agencies and corporations	$9,948	$(46)	$13,824	$(169)	$23,772	$(215)
Obligations of state and political subdivisions	7,364	(27)	440	(5)	7,804	(32)
Mortgage-backed securities	24,609	(401)	-	-	24,609	(401)
Debt securities	41,921	(474)	14,264	(174)	56,185	(648)

Equity securities	5	(2)	64	(19)	69	(21)

Total temporarily impaired securities	$41,926	$(476)	$14,328	$(193)	$56,254	$(669)

	Unrealized Losses at December 31, 2014
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. Government agencies and corporations	$6,998	$(26)	$32,515	$(577)	$39,513	$(603)
Obligations of state and political subdivisions	5,592	(33)	2,426	(20)	8,018	(53)
Mortgage-backed securities	13,550	(60)	95	(1)	13,645	(61)
Debt securities	26,140	(119)	35,036	(598)	61,176	(717)

Equity securities	31	(2)	179	(28)	210	(30)

Total temporarily impaired securities	$26,171	$(121)	$35,215	$(626)	$61,386	$(747)

At June 30, 2015, 15 U.S. Government agency and corporations securities had unrealized losses that, in the aggregate, totaled 0.9% of amortized cost. Eight of these securities have been in a continuous loss position for 12 months or more.

At June 30, 2015, 26 obligations of state and political subdivisions had unrealized losses that, in the aggregate, totaled 0.4% of amortized cost. One of these securities have been in a continuous loss position for 12 months or more.

At June 30, 2015, 9 mortgage-backed securities had an unrealized loss that totaled 1.6% of amortized cost. None of these securities has been in a continuous loss position for 12 months or more.

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

Equity securities owned by the Company consist of common stock of various financial services providers and are evaluated quarterly for evidence of other-than-temporary impairment. There were three equity securities that were in an unrealized loss position for 12 months or more as of June 30, 2015. Individually and collectively, these three equity securities have insignificant unrealized losses. All of these securities have increased in fair value in the preceding twelve months, and therefore are deemed to be temporarily impaired. Management has identified no other-than-temporary impairment as of, or for the periods ended June 30, 2015, June 30, 2014 and December 31, 2014 in the equity portfolio. Management continues to track the performance of each stock owned to determine if it is prudent to recognize any other-than-temporary impairment charges. The Company has the ability and intent to hold its equity securities until recovery of unrealized losses.

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

In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination, which may not be currently available to management. Based on management’s comprehensive analysis of the loan portfolio, management believes the level of the allowance for loan losses as of June 30, 2015 was adequate.

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

Loan Portfolio Classification

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of June 30, 2015 and December 31, 2014 (in thousands):

As of June 30, 2015	Pass	Special Mention	Substandard	Doubtful	Total
Commercial, financial and agricultural	$22,968	$2,570	$1,494	$-	$27,032
Real estate - commercial	81,115	17,321	2,857	1,231	102,524
Real estate - construction	13,920	3,302	3,531	312	21,065
Real estate - mortgage	124,773	5,204	4,691	1,134	135,802
Obligations of states and political subdivisions	12,958	469	-	-	13,427
Personal	4,221	52	-	-	4,273
Total	$259,955	$28,918	$12,573	$2,677	$304,123

As of December 31, 2014	Pass	Special Mention	Substandard	Doubtful	Total
Commercial, financial and agricultural	$17,904	$5,697	$137	$-	$23,738
Real estate - commercial	70,369	15,297	3,037	1,297	90,000
Real estate - construction	12,934	3,486	3,957	336	20,713
Real estate - mortgage	128,898	5,611	4,280	1,887	140,676
Obligations of states and political subdivisions	15,708	22	-	-	15,730
Personal	3,987	57	-	-	4,044
Total	$249,800	$30,170	$11,411	$3,520	$294,901

The Company has certain loans in its portfolio that are considered to be impaired. It is the policy of the Company to recognize income on impaired loans that have been transferred to nonaccrual status on a cash basis, only to the extent that it exceeds principal balance recovery. Until an impaired loan is placed on nonaccrual status, income is recognized on the accrual basis. Collateral analysis is performed on each impaired loan at least quarterly, and results are used to determine if a specific reserve is necessary to adjust the carrying value of each individual loan down to the estimated fair value. Generally, specific reserves are carried against impaired loans based upon estimated collateral value until a confirming loss event occurs or until termination of the credit is scheduled through liquidation of the collateral or foreclosure. Charge off will occur when a confirmed loss is identified. Professional appraisals of collateral, discounted for expected selling costs, appraisal age, economic conditions and other known factors are used to determine the charge-off amount. The following tables summarize information regarding impaired loans by portfolio class as of June 30, 2015 and December 31, 2014 (in thousands):

	As of June 30, 2015			As of December 31, 2014
Impaired loans	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial, financial and
agricultural	$-	-	$-	$1	$1	$-
Real estate - commercial	2,334	2,494	-	2,264	2,357	-
Real estate - construction	312	664	-	336	664	-
Real estate - mortgage	2,994	4,334	-	3,056	4,324	-

With an allowance recorded:
Real estate - mortgage	$41	$50	$2	$896	$937	$150

Total:
Commercial, financial and
agricultural	$-	$-	$-	$1	$1	$-
Real estate - commercial	2,334	2,494	-	2,264	2,357	-
Real estate - construction	312	664	-	336	664	-
Real estate - mortgage	3,035	4,384	2	3,952	5,261	150
	$5,681	$7,542	$2	$6,553	$8,283	$150

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
Impaired loans	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income
With no related allowance recorded:
Commercial, financial and
agricultural	$-	$-	$-	$7	$11	$1
Real estate - commercial	2,277	12	4	917	1	21
Real estate - construction	157	-	-	1	-	-
Real estate - mortgage	2,888	9	6	3,348	9	41

With an allowance recorded:
Real estate - commercial	$101	$-	$-	$1,767	$-	$2
Real estate - construction	168	-	-	526	-	-
Real estate - mortgage	350	-	-	355	-	-

Total:
Commercial, financial and
agricultural	$-	$-	$-	$7	$11	$1
Real estate - commercial	2,378	12	4	2,684	1	23
Real estate - construction	325	-	-	527	-	-
Real estate - mortgage	3,238	9	6	3,703	9	41
	$5,941	$21	$10	$6,921	$21	$65

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
Impaired loans	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income
With no related allowance recorded:
Commercial, financial and
agricultural	$1	$-	-	$50	$11	$1
Real estate - commercial	2,299	23	10	1,508	12	24
Real estate - construction	324	-	-	253	-	-
Real estate - mortgage	3,025	19	13	3,240	24	56

With an allowance recorded:
Real estate - commercial	$67	-		$887	$-	$11
Real estate - construction	112	-		1,001	-	-
Real estate - mortgage	469	-		358	-	-

Total:
Commercial, financial and
agricultural	$1	$-	$-	$50	$11	$1
Real estate - commercial	2,366	23	10	2,395	12	35
Real estate - construction	436	-	-	1,254	-	-
Real estate - mortgage	3,494	19	13	3,598	24	56
	$6,297	$42	$23	$7,297	$47	$92

The following table presents nonaccrual loans by classes of the loan portfolio as of June 30, 2015 and December 31, 2014 (in thousands):

Nonaccrual loans:	June 30, 2015	December 31, 2014
Real estate - commercial	$1,661	$1,717
Real estate - construction	312	336
Real estate - mortgage	2,442	3,193
Total	$4,415	$5,246

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of June 30, 2015 and December 31, 2014 (in thousands):

As of June 30, 2015	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans Past Due greater than 90 Days and Accruing
Commercial, financial and agricultural	$15	$-	$-	$15	$27,017	$27,032	$-
Real estate - commercial	131	35	1,244	1,410	101,114	102,524	-
Real estate - construction	-	-	312	312	20,753	21,065	-
Real estate - mortgage	458	1,968	1,918	4,344	131,458	135,802	30
Obligations of states and political subdivisions	-	-	-	-	13,427	13,427	-
Personal	14	-	-	14	4,259	4,273	-
Total	$618	$2,003	$3,474	$6,095	$298,028	$304,123	$30

As of December 31, 2014	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans Past Due greater than 90 Days and Accruing
Commercial, financial and agricultural	$2	$12	$-	$14	$23,724	$23,738	$-
Real estate - commercial	388	61	1,717	2,166	87,834	90,000	-
Real estate - construction	-	104	336	440	20,273	20,713	-
Real estate - mortgage	498	1,326	2,968	4,792	135,884	140,676	400
Obligations of states and political subdivisions	-	-	-	-	15,730	15,730	-
Personal	17	-	-	17	4,027	4,044	-
Total	$905	$1,503	$5,021	$7,429	$287,472	$294,901	$400

The following table summarizes information regarding troubled debt restructurings by loan portfolio class at June 30, 2015 and December 31, 2014, in thousands of dollars.

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment
As of June 30, 2015
Accruing troubled debt restructurings:
Real estate - mortgage	6	254	282	244
Real estate - commercial	1	148	148	144
	7	$402	$430	$388

As of December 31, 2014
Accruing troubled debt restructurings:
Real estate - mortgage	6	$254	$282	$256
Real estate - commercial	1	148	148	145

Non-accruing troubled debt restructurings:
Real estate - mortgage	1	364	371	366
	8	$766	$801	$767

The Company’s troubled debt restructurings are also impaired loans, which may result in a specific allocation and subsequent charge-off if appropriate. As of June 30, 2015 there were no specific reserves carried for troubled debt restructurings, but one troubled debt restructured loan was foreclosed upon during the second quarter of 2015, resulting in a charge-off of $90,000 and an addition to OREO of $265,000. There were no defaults of troubled debt restructurings that took place during the three or six months ended June 30, 2015 and 2014 within 12 months of restructure. On December 31, 2014, there were no specific reserves carried for troubled debt restructured loans and no charge-offs relating to the troubled debt restructurings. The amended terms of the restructured loans vary, whereby interest rates have been reduced, principal payments have been reduced or deferred for a period of time and/or maturity dates have been extended.

There were no loans whose terms have been modified resulting in troubled debt restructurings during the three months or six months ended June 30, 2015. The following table summarizes loans whose terms had been modified resulting in troubled debt restructurings during the three and six months ended June 30, 2014, in thousands of dollars:

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment
Three months ended June 30, 2014
Accruing troubled debt restructurings:
Real estate - mortgage	1	$49	$49	$47
	1	$49	$49	$47
Six months ended June 30, 2014
Accruing troubled debt restructurings:
Real estate - mortgage	1	$49	$49	$47
	1	$49	$49	$47

Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process at June 30, 2015 and December 31, 2014 totaled $296,000 and $384,000, respectively.

The following tables summarize the activity in the allowance for loan losses and related investments in loans receivable (in thousands):

As of, and for the period ended, June 30, 2015

Allowance for loan losses:	Commercial, financial and agricultural	Real estate - commercial	Real estate - construction	Real estate - mortgage	Obligations of states and political subdivisions	Personal	Total
Beginning balance, April 1, 2015	$216	$706	$174	$1,268	$-	$35	$2,399
Charge-offs	-	(66)	(24)	(106)	-	(4)	(200)
Recoveries	-	-	-	1	-	3	4
Provisions	16	112	8	(29)	-	5	112
Ending balance, June 30, 2015	$232	$752	$158	$1,134	$-	$39	$2,315

Beginning balance, January 1, 2015	$222	$665	$155	$1,300	$-	$38	$2,380
Charge-offs	-	(66)	(24)	(138)	-	(5)	(233)
Recoveries	-	-	-	1	-	5	6
Provisions	10	153	27	(29)	-	1	162
Ending balance, June 30, 2015	$232	$752	$158	$1,134	$-	$39	$2,315

	Commercial, financial and agricultural	Real estate - commercial	Real estate - construction	Real estate - mortgage	Obligations of states and political subdivisions	Personal	Total
Allowance for loan losses:
Ending balance	$232	$752	$158	$1,134	$-	$39	$2,315
evaluated for impairment
individually	$-	$-	$-	$2	$-	$-	$2
collectively	$232	$752	$158	$1,132	$-	$39	$2,313

Loans:
Ending balance	$27,032	$102,524	$21,065	$135,802	$13,427	$4,273	$304,123
evaluated for impairment
individually	$-	$2,334	$312	$3,035	$-	$-	$5,681
collectively	$27,032	$100,190	$20,753	$132,767	$13,427	$4,273	$298,442

As of, and for the period ended, June 30, 2014

Allowance for loan losses:	Commercial, financial and agricultural	Real estate - commercial	Real estate - construction	Real estate - mortgage	Obligations of states and political subdivisions	Personal	Total
Beginning balance, April 1, 2014	$250	$615	$172	$1,223	$-	$40	$2,300
Charge-offs	(1)	(5)	-	(58)	-	-	(64)
Recoveries	1	4	-	-	-	-	5
Provisions	(25)	75	23	43	-	1	117
Ending balance, June 30, 2014	$225	$689	$195	$1,208	$-	$41	$2,358

Beginning balance, January 1, 2014	$253	$534	$212	$1,246	$-	$42	$2,287
Charge-offs	(2)	(5)	-	(63)	-	(3)	(73)
Recoveries	3	4	-	-	-	-	7
Provisions	(29)	156	(17)	25	-	2	137
Ending balance, June 30, 2014	$225	$689	$195	$1,208	$-	$41	$2,358

	Commercial, financial and agricultural	Real estate - commercial	Real estate - construction	Real estate - mortgage	Obligations of states and political subdivisions	Personal	Total
Allowance for loan losses:
Ending balance	$225	$689	$195	$1,208	$-	$41	$2,358
evaluated for impairment
individually	$-	$112	$76	$36	$-	$-	$224
collectively	$225	$577	$119	$1,172	$-	$41	$2,134

Loans:
Ending balance	$23,721	$84,207	$18,274	$136,840	$10,904	$4,398	$278,344
evaluated for impairment
individually	$6	$2,533	$525	$3,477	$-	$-	$6,541
collectively	$23,715	$81,674	$17,749	$133,363	$10,904	$4,398	$271,803

As of December 31, 2014

As of December 31, 2014	Commercial, financial and agricultural	Real estate - commercial	Real estate - construction	Real estate - mortgage	Obligations of states and political subdivisions	Personal	Total
Allowance for loan losses:
Ending balance	$222	$665	$155	$1,300	$-	$38	$2,380
evaluated for impairment
individually	$-	$-	$-	$150	$-	$-	$150
collectively	$222	$665	$155	$1,150	$-	$38	$2,230

Loans:
Ending balance	$23,738	$90,000	$20,713	$140,676	$15,730	$4,044	$294,901
evaluated for impairment
individually	$1	$2,264	$336	$3,952	$-	$-	$6,553
collectively	$23,737	$87,736	$20,377	$136,724	$15,730	$4,044	$288,348

7. Goodwill and core deposit intangible

On September 8, 2006, the Company completed the acquisition of a branch office in Richfield, PA. Goodwill at June 30, 2015 and December 31, 2014 was $2,046,000. Core deposit intangible was $52,000 net of amortization of $397,000 at June 30, 2015 and $74,000 net of amortization of $375,000 at December 31, 2014. The core deposit intangible is being amortized over a ten-year period on a straight line basis. Core deposit amortization expense was $11,000 and $22,000 in each of the three and six month periods ending June 30, 2015 and 2014, respectively. The goodwill is not amortized, but is measured annually for impairment or more frequently if certain events occur which might indicate goodwill has been impaired. There was no impairment of goodwill during the three and six month periods ended June 30, 2015 or 2014.

8. Investment in Unconsolidated Subsidiary

The Company owns 39.16% of the outstanding common stock of Liverpool Community Bank (LCB), Liverpool, PA. This investment is accounted for under the equity method of accounting and is being carried at $4,457,000 as of June 30, 2015. The Company increases its investment in LCB for its share of earnings and decreases its investment by any dividends received from LCB. The investment is evaluated quarterly for impairment. A loss in value of the investment which is determined to be other than a temporary decline would be recognized as a loss in the period in which such determination is made. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of LCB to sustain an earnings capacity that would justify the current carrying value of the investment. There was no impairment of goodwill during the three or six month periods ended June 30, 2015 and 2014.

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

The following table summarizes financial assets and financial liabilities measured at fair value as of June 30, 2015 and December 31, 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands). There were no transfers of assets between fair value Level 1 and Level 2 during the six months ended June 30, 2015 or 2014.

		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	June 30,	for Identical	Observable	Unobservable
	2015	Assets	Inputs	Inputs
Measured at fair value on a recurring basis:
Debt securities available-for-sale:
Obligations of U.S. Government agencies and corporations	$36,828	$-	$36,828	$-
Obligations of state and political subdivisions	32,894	-	32,894	-
Mortgage-backed securities	67,054	-	67,054	-
Equity securities available-for-sale	1,572	1,572	-	-

Measured at fair value on a non-recurring basis:
Impaired loans	2,676	-	-	2,676
Mortgage servicing rights	204	-	-	204

		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	December 31,	for Identical	Observable	Unobservable
	2014	Assets	Inputs	Inputs
Measured at fair value on a recurring basis:
Debt securities available-for-sale:
Obligations of U.S. Government agencies and corporations	$50,101	$-	$50,101	$-
Obligations of state and political subdivisions	35,873	-	35,873	-
Mortgage-backed securities	55,429	-	55,429	-
Equity securities available-for-sale	1,500	1,500	-	-

Measured at fair value on a non-recurring basis:
Impaired loans	3,370	-	-	3,370
Mortgage servicing rights	193	-	-	193

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs have been used to determine fair value:

June 30, 2015	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
Impaired loans	$2,676	Appraisal of collateral (1)	Appraisal and liquidation adjustments (2)	(7)% - (20)%	(15.8)%
Mortgage servicing rights	204	Multiple of annual servicing fee	Estimated pre-payment speed, based on rate and term	300% - 400%	363%

December 31, 2014	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
Impaired loans	$3,370	Appraisal of collateral (1)	Appraisal and liquidation adjustments (2)	(7)% - (15)%	(11.2)%
Mortgage servicing rights	193	Multiple of annual servicing fee	Estimated pre-payment speed, based on rate and term	300% - 400%	360%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral that generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted downward by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

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

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

Financial Instruments

(in thousands)

	June 30, 2015		December 31, 2014
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and due from banks	$7,746	$7,746	$6,757	$6,757
Interest bearing deposits with banks	247	247	10	10
Securities	138,348	138,348	142,903	142,903
Restricted investment in FHLB stock	3,055	3,055	2,726	2,726
Loans, net of allowance for loan losses	301,808	298,967	292,521	294,083
Mortgage servicing rights	204	204	193	193
Accrued interest receivable	1,463	1,463	1,491	1,491

Financial liabilities:
Non-interest bearing deposits	79,043	79,043	77,697	77,697
Interest bearing deposits	299,723	301,827	303,187	305,635
Securities sold under agreements to repurchase	3,926	3,926	4,594	4,594
Short-term borrowings	25,450	25,450	15,950	15,950
Long-term debt	22,500	22,587	22,500	22,464
Other interest bearing liabilities	1,430	1,435	1,412	1,416
Accrued interest payable	230	230	301	301

Off-balance sheet financial instruments:
Commitments to extend credit	-	-	-	-
Letters of credit	-	-	-	-

The following presents the carrying amount, fair value and placement in the fair value hierarchy of the Company’s financial instruments not previously disclosed as of June 30, 2015 and December 31, 2014. This table excludes financial instruments for which the carrying amount approximates fair value (in thousands).

			(Level 1)
			Quoted Prices in	(Level 2)	(Level 3)
			Active Markets	Significant	Significant
			for Identical	Other	Other
June 30, 2015	Carrying Amount	Fair Value	Assets or Liabilities	Observable Inputs	Unobservable Inputs
Financial instruments - Assets
Loans, net of allowance for loan losses	$301,808	$298,967	$-	$-	$298,967
Financial instruments - Liabilities
Interest bearing deposits	299,723	301,827	-	301,827	-
Long-term debt	22,500	22,587		22,587
Other interest bearing liabilities	1,430	1,435	-	1,435	-

			(Level 1)
			Quoted Prices in	(Level 2)	(Level 3)
			Active Markets	Significant	Significant
			for Identical	Other	Other
December 31, 2014	Carrying Amount	Fair Value	Assets or Liabilities	Observable Inputs	Unobservable Inputs
Financial instruments - Assets
Loans, net of allowance for loan losses	292,521	294,083	-	-	294,083
Financial instruments - Liabilities
Interest bearing deposits	303,187	305,635	-	305,635	-
Long-term debt	22,500	22,464		22,464
Other interest bearing liabilities	1,412	1,416	-	1,416	-

10. Defined Benefit Retirement Plan

The Company sponsors a defined benefit retirement Plan (the “Plan”) which covers substantially all of its employees employed prior to December 31, 2007. As of January 1, 2008, the Plan was amended to close the Plan to new entrants. All active participants as of December 31, 2007 became 100% vested in their accrued benefit and, as long as they remained eligible, continued to accrue benefits until December 31, 2012. The benefits are based on years of service and the employee’s compensation. Effective December 31, 2012, the Plan was amended (frozen) to cease future service accruals after that date. The Company’s funding policy is to contribute annually no more than the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide for benefits attributed to service through December 31, 2012. The Company has made no contributions in the first six months of 2015 and does not expect to contribute to the Plan in the remainder of 2015. Pension expense included the following components for the three and six month periods ended June 30, 2015 and 2014:

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Components of net periodic pension cost (income)
Interest cost	$113	$107	$225	$213
Expected return on plan assets	(148)	(130)	(296)	(259)
Recognized net actuarial loss	60	10	121	20
Net periodic pension cost (income)	25	(13)	50	(26)

Amortization of net actuarial loss recognized in other comprehensive income	$(60)	$(10)	$(121)	$(20)

Total recognized in net periodic pension cost and other comprehensive income	$(35)	$(23)	$(71)	$(46)

11. Commitments, Contingent Liabilities and Guarantees

In the ordinary course of business, the Company makes commitments to extend credit to its customers through letters of credit, loan commitments and lines of credit. At June 30, 2015, the Company had $40,046,000 outstanding in loan commitments and other unused lines of credit extended to its customers as compared to $45,021,000 at December 31, 2014.

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its letters of credit. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, financial and performance letters of credit have expiration dates within one year of issuance, while commercial letters of credit have longer term commitments. The credit risk involved in issuing letters of credit is essentially the same as the risks that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. The Company had outstanding $1,669,000 and $1,703,000 of financial and performance letters of credit commitments as of June 30, 2015 and December 31, 2014, respectively. Commercial letters of credit as of June 30, 2015 totaled $10,900,000. As of December 31, 2014, there were no commercial letters of credit. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of June 30, 2015 for payments under letters of credit issued was not material. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk.

Additionally, the Company has committed to fund and sell qualifying residential mortgage loans to the Federal Home Loan Bank of Pittsburgh in the total amount of $15,000,000. As of June 30, 2015, $8,243,000 remains to be delivered on that commitment, of which none has been committed to borrowers.

12. Agreement and Plan of Merger

On June 26, 2015, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with FNBPA Bancorp, Inc. (“FNBPA”) pursuant to which the Company will acquire all of the shares of FNBPA Bancorp in a stock and cash transaction. Under the Merger Agreement, FNBPA Bancorp shareholders may elect to receive, in exchange for each share of FNBPA Bancorp common stock they own, either cash of $50.34 or 2.7813 shares of Juniata Valley Financial Corp. (“JUVF”) common stock, subject to election and allocation procedures designed to result in the aggregate cash merger consideration representing between 15% and 25% of the total merger consideration issued in the transaction. The transaction is valued at approximately $13.2 million.

The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, FNBPA will merge with and into the Company, with the Company continuing as the surviving entity (the “Merger”). Immediately following the consummation of the Merger, First National Bank of Port Allegany, a national banking association and wholly-owned subsidiary of FNBPA, will merge with and into The Juniata Valley Bank (“JVB”), a Pennsylvania-state chartered bank and wholly-owned subsidiary of the Company, with JVB continuing as the surviving entity. The Merger Agreement was approved by the Board of Directors of each of the Company and FNBPA. FNBPA shareholders may seek appraisal rights as dissenting shareholders under Pennsylvania law.

The merger is subject to customary closing conditions enumerated in the merger agreement, including receipt of regulatory approvals and the approval of both the Company’s and FNBPA’s shareholders. It is anticipated that the transaction will close by the end of 2015.

13. Subsequent Event

In July 2015, the Board of Directors declared a dividend of $0.22 per share to shareholders of record on August 14, 2015, payable on September 1, 2015.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements:

The information contained in this Quarterly Report on Form 10-Q contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder) including statements which are not historical facts or address trends or management's intentions, plans, beliefs, expectations or opinions.  Such forward looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward looking statements including, without limitation:

•	the effect of market interest rates, particularly a continuing period of low market interest rates, and relative balances of rate-sensitive assets to rate-sensitive liabilities, on net interest margin and net interest income; the effect of competition on rates of deposit and loan growth and net interest margin;
•	the impact of adverse changes in the economy and real estate markets, including protracted periods of low-growth and sluggish loan demand;
•	increases in non-performing assets, which may result in increases in the allowance for credit losses, loan charge-offs and elevated collection and carrying costs related to such non-performing assets;
•	other income growth, including the impact of regulatory changes which have reduced debit card interchange revenue;
•	investment securities gains and losses, including other than temporary declines in the value of securities which may result in charges to earnings;
•	the level of other expenses, including salaries and employee benefit expenses;
•	the increasing time and expense associated with regulatory compliance and risk management;
•	the uncertainty and lack of clear regulatory guidance associated with the delay in implementing many of the regulations mandated by the Dodd Frank Act; and
•	capital and liquidity strategies, including the expected impact of the capital and liquidity requirements proposed by the Basel III standards.
•	non-recurring expenses related to the merger and incurred as a result of integrating operations could affect the results of operations in the period in which such charges are recorded.

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

General:

The following discussion relates to the consolidated financial condition of the Company as of June 30, 2015, as compared to December 31, 2014, and the consolidated results of operations for the three and six months ended June 30, 2015, compared to the same periods in 2014. This discussion should be read in conjunction with the interim consolidated financial statements and related notes included herein.

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

Financial Condition:

Total assets as of June 30, 2015, were $487.1 million, an increase of 1.4% compared to December 31, 2014. Comparing the balances at June 30, 2015 and December 31, 2014, deposits decreased by $2.1 million, with non-interest bearing deposits increasing by $1.3 million and interest-bearing deposits decreasing by $3.4 million. The Company’s investment portfolio decreased by $4.6 million and borrowings increased by $9.5 million.

The table below shows changes in deposit volumes by type of deposit (in thousands of dollars) between December 31, 2014 and June 30, 2015.

	June 30,	December 31,	Change
	2015	2014	$	%
Deposits:
Demand, non-interest bearing	$79,043	$77,697	$1,346	1.7%
Interest bearing demand and money market	100,170	95,675	4,495	4.7
Savings	72,943	67,430	5,513	8.2
Time deposits, $100,000 and more	24,194	27,705	(3,511)	(12.7)
Other time deposits	102,416	112,377	(9,961)	(8.9)
Total deposits	$378,766	$380,884	$(2,118)	(0.6)%

Overall, total loans increased $9.2 million, or 3.1%, between December 31, 2014 and June 30, 2015, as shown in the table below (in thousands of dollars), primarily due to decreases in real estate mortgage loans and loans to obligations of states and political subdivisions.

	June 30,	December 31,	Change
	2015	2014	$	%
Loans:
Commercial, financial and agricultural	$27,032	$23,738	$3,294	13.9%
Real estate - commercial	102,524	90,000	12,524	13.9
Real estate - construction	21,065	20,713	352	1.7
Real estate - mortgage	135,802	140,676	(4,874)	(3.5)
Obligations of states and political subdivisions	13,427	15,730	(2,303)	(14.6)
Personal	4,273	4,044	229	5.7
Total loans	$304,123	$294,901	$9,222	3.1%

A summary of the activity in the allowance for loan losses for each of the six-month periods ended June 30, 2015 and 2014 (in thousands) is presented below.

	Periods Ended June 30,
	2015	2014
Balance of allowance - January 1	$2,380	$2,287
Loans charged off	(233)	(73)
Recoveries of loans previously charged off	6	7
Net charge-offs	(227)	(66)
Provision for loan losses	162	137
Balance of allowance - end of period	$2,315	$2,358

Ratio of net charge-offs during period to average loans outstanding	0.08%	0.02%

During the first six months of 2015, the Company recorded charge-offs of $233,000, partially offset by $6,000 in recoveries.

As of June 30, 2015, 45 loans, with aggregate outstanding balances of $5,681,000, were individually evaluated for impairment. A collateral analysis was performed on each of these 45 loans in order to establish a portion of the reserve needed to carry impaired loans at fair value. As a result, one loan was determined to have insufficient collateral, and a specific reserve, totaling $2,000, was established for the impaired loan.

Management believes that the specific reserves carried are adequate to cover potential future losses related to these relationships. There are no other material loans classified as loss, doubtful, substandard, or special mention which management expects to significantly impact future operating results, liquidity or capital resources.

Following is a summary of the Bank’s non-performing loans on June 30, 2015 as compared to December 31, 2014.

(Dollar amounts in thousands)

	As of and for the	As of and for the
	six months ended	year ended
Non-performing loans	June 30, 2015	December 31, 2014
Non-accrual loans	$4,415	$4,880
Accruing loans past due 90 days or more	30	400
Restructured nonaccrual loans in default	-	366
Total	$4,445	$5,646

Average loans outstanding	$293,334	$281,608

Ratio of non-performing loans to average loans outstanding	1.52%	2.00%

During the second quarter of 2014, the Company initiated a leverage strategy and issued long-term debt in the amount of $22,500,000, with maturities ranging from two years to five years, at fixed rates ranging from 0.63% to 2.0%. The funds were used to purchase investment securities with similar projected average lives.

Stockholders’ equity increased from December 31, 2014 to June 30, 2015 by $246,000, or 0.5%. The Company’s net income exceeded dividends paid by $82,000. The adjustment to accumulated other comprehensive income of $80,000 to record the amortization of the net actuarial loss of the Company’s defined benefit retirement plan added $79,000 to the Company’s equity. The market value of securities available for sale remained relatively unchanged when comparing June 30, 2015 to December 31, 2014, resulting in nominal effect on shareholders’ equity. The Company’s employees invested $57,000 pursuant to the Employee Stock Purchase Plan and were issued a total of 3,242 shares of stock during the second quarter of 2015, and stock based compensation expense recorded pursuant to the Company’s Stock Option Plan added $27,000 during the six month period.

Subsequent to June 30, 2015, the following event took place:

On July 21, 2015, the Board of Directors declared a cash dividend of $0.22 per share to shareholders of record on August 14, 2015, payable on September 1, 2015.

Comparison of the Three Months Ended June 30, 2015 and 2014

Operations Overview:

Net income for the second quarter of 2015 was $1,001,000, a decrease of $162,000, or 13.9%, when compared to the second quarter of 2014. The decrease was due primarily to increased cost of employee benefits and higher non-interest expense, which included merger and acquisition costs, in the second quarter of 2015 as compared to the same period in 2014, as well as reduced non-interest income; these factors offset an increase in net interest income. The reduction in non-interest income in the second quarter of 2015 was due to the receipt of significant life insurance proceeds in the second quarter of 2014, offset by an increase in customer service fees. Basic and diluted earnings per share were $0.24 in the second quarter of 2015 compared to $0.28 in the second quarter of 2014. Presented below are selected key ratios for the two periods:

	Three Months Ended
	June 30,
	2015	2014
Return on average assets (annualized)	0.84%	0.97%
Return on average equity (annualized)	7.99%	9.23%
Average equity to average assets	10.55%	10.56%

Non-interest income, excluding securities gains, as a percentage of average assets (annualized)	0.95%	0.98%
Non-interest expense as a percentage of average assets (annualized)	3.05%	2.85%

The discussion that follows further explains changes in the components of net income when comparing the second quarter of 2015 with the second quarter of 2014.

Net Interest Income:

Net interest income was $3,724,000 for the second quarter of 2015, as compared to $3,642,000 in the same quarter in 2014. Average earning assets decreased by 0.6%, and the net interest margin, on a fully tax equivalent basis, increased by 10 basis points.

Although average loan balances increased by $17.3 million, or 6.2%, interest on loans decreased $114,000 in the second quarter of 2015 as compared to the same period in 2014. A decrease of 46 basis points in the average weighted yield on loans reducing interest income by approximately $326,000, offset an increase in average loans outstanding, which increased interest income by $212,000.

Interest earned on investment securities increased $10,000 in the second quarter of 2015 as compared to the second quarter of 2014. Yield increases added $79,000, while average balance reductions reduced interest income by $69,000. The overall pre-tax yield on the investment securities portfolio increased during the period by 22 basis points, with the average balance decreasing to $15.6 million.

Total average earning assets during the second quarter of 2015 were $433.8 million, compared to $436.3 million during the second quarter of 2014, yielding 3.89% in 2015 versus 3.97% in 2014. Average interest-bearing liabilities decreased by $4.9 million, including an increase in average non-interest bearing deposits of $1.4 million. The decrease in average interest-bearing liabilities was due to a reduction in time deposits. The cost to fund interest bearing liabilities dropped by 21 basis points, to 0.59%, in the second quarter of 2015 compared to the second quarter of 2014.

Net interest margin on a fully tax-equivalent basis for the second quarter of 2015 was 3.57%. For the same period in 2014, the fully-tax equivalent net interest margin was 3.47%.

AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

(Dollars in thousands)

	Three Months Ended			Three Months Ended
	June 30, 2015			June 30, 2014
	Average		Yield/	Average		Yield/	Increase (Decrease) Due To (6)
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate	Volume	Rate	Total
ASSETS
Interest earning assets:
Taxable loans (5)	$270,602	$3,372	4.98%	$256,094	$3,508	5.48%	$191	$(327)	$(136)
Tax-exempt loans	23,090	176	3.09	20,346	154	3.04	21	1	22
Total loans	293,692	3,548	4.84	276,440	3,662	5.30	212	(326)	(114)
Taxable investment securities	110,294	557	2.02	121,234	535	1.77	(51)	73	22
Tax-exempt investment securities	29,056	114	1.57	33,696	126	1.50	(18)	6	(12)
Total investment securities	139,350	671	1.93	154,930	661	1.71	(69)	79	10

Interest bearing deposits	785	1	0.41	3,393	1	0.12	(1)	1	-
Federal funds sold	-	-		1,521	1	0.26	(1)	-	(1)
Total interest earning assets	433,827	4,220	3.89	436,284	4,325	3.97	141	(246)	(105)

Other assets (7)	41,190			41,296
Total assets	$475,017			$477,580
LIABILITIES AND
STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Interest bearing demand deposits (2)	$99,456	40	0.16	$99,085	44	0.18	-	(4)	(4)
Savings deposits	72,280	18	0.10	66,848	16	0.10	1	1	2
Time deposits	129,721	355	1.11	149,674	548	1.47	(67)	(126)	(193)
Short-term and long-term borrowings and other interest bearing liabilities	37,854	83	0.88	28,642	75	1.05	22	(14)	8
Total interest bearing liabilities	339,311	496	0.59	344,249	683	0.80	(44)	(143)	(187)

Non-interest bearing liabilities:
Demand deposits	80,393			78,970
Other	5,190			3,937
Stockholders' equity	50,123			50,424
Total liabilities and stockholders' equity	$475,017			$477,580
Net interest income and net interest rate spread		$3,724	3.30%		$3,642	3.17%	$185	$(103)	$82
Net interest margin on interest earning assets (3)			3.43%			3.34%
Net interest income and net interest margin-Tax equivalent basis (4)		$3,873	3.57%		$3,786	3.47%

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

Provision for Loan Losses:

In the second quarter of 2015, the provision for loan losses was $112,000, as compared to a provision of $117,000 in the second quarter of 2014. Management regularly reviews the adequacy of the loan loss reserve and makes assessments as to specific loan impairment, historical charge-off expectations, general economic conditions in the Bank’s market area, specific loan quality and other factors. As of June 30, 2015, non-performing loans as a percentage of average outstanding loans was 1.52%, improved from 2.00% on December 31, 2014 and from 2.06% on June 30, 2014. Factors affecting the provision for loan losses were the improvement in non-performing loans partially offset by provisioning for increased loan balances and credit concentrations. See the earlier discussion in the Financial Condition section, explaining the information used to determine the provision.

Non-interest Income:

Non-interest income in the second quarter of 2015 was $1,130,000, compared to $1,170,000 in the second quarter of 2014, representing a decrease of $40,000, or 3.4%.

Most significantly impacting recurring non-interest income in the second quarter of 2015 was an increase in customer service fees of $99,000, or 34.1%, in the second quarter of 2015 as compared to the same period in 2014. The increase was attributable to the repricing and introduction of a new checking account lineup in the third quarter of 2014, which includes a new service to depositors that provides detection, suppression and repair of a wide spectrum of identity theft issues. Also significantly impacting the comparative second quarter periods was a $165,000 gain from life insurance proceeds recorded in the second quarter of 2014 and no such gain was recorded in the 2015 period. As the Company carries BOLI, gains such as this can occur inconsistently at any time, and no such gain was present in 2015. Another non-recurring item in the second quarter of 2014 was a lump-sum fee of $40,000 collected on a terminated trust relationship, resulting in elevated trust fees for that period. Fee income from trust services decreased by $47,000, or 35.9%, because as the 2014 second quarter included the aforementioned lump-sum termination fee of $40,000.

Commissions from the sales of non-deposit products increased in the second quarter of 2015 by $30,000, or 34.1%, as sales activity increased. Income from the unconsolidated subsidiary increased $5,000, or 8.8%, in the second quarter of 2015 compared to the second quarter of 2014. Fees derived from loan activity increased by $20,000, or 62.5%, due primarily to an increase in title insurance fees.

The Company originates mortgages to sell on the secondary market, while retaining the servicing rights; the Company has built a servicing portfolio of approximately $21.8 million as of June 30, 2015. The mortgage servicing right asset, as of June 30, 2015, was $204,000. Mortgage banking income is made up of origination and servicing fees collected from the buyer, origination points collected from the borrower and an adjustment to the fair value of the mortgage servicing rights asset. In the second quarter of 2015, mortgage banking income was $60,000, an increase of 4,000, or 7.1%, from the second quarter of 2014.

Less significant changes in non-interest income categories included slight changes in debit card fee income, earnings on bank-owned life insurance and other miscellaneous income.

Net gains of $1,000 were realized on the sale of securities in the second quarter of 2015 as compared to the second quarter of 2014 when net gains of $2,000 were realized.

As a percentage of average assets, annualized non-interest income, exclusive of net gains on the sale of securities, was 0.95% in the second quarter of 2015 as compared to 0.98% in the second quarter of 2014. Excluding the gain from life insurance proceeds mentioned above, the ratio in the second quarter of 2014 would have been 0.84%.

Non-interest Expense:

Total non-interest expense for the second quarter of 2015 was $3,621,000, or 6.4%, higher in the second quarter of 2015 as compared to the second quarter of 2014. Employee compensation expense decreased by $7,000, due primarily to staffing efficiencies. Employee benefits costs increased by $110,000, or 30.3%, due to increased medical insurance and defined benefit plan costs.

Occupancy and equipment costs increased a total of $33,000, or 9.3%, in the second quarter of 2015 as compared to the same period in 2014 due primarily to increased costs for utilities and maintenance. Data processing expense was higher by $20,000, or $5.4% in the comparative periods as electronic services to customers continue to expand. Other real estate owned acquired as a result of foreclosure activity were sold in both periods, yielding a gain of $29,000 in the second quarter of 2014 versus a net loss of $5,000 in the second quarter of 2015. Merger and acquisition costs related to the aforementioned definitive merger agreement were $48,000 in the second quarter of 2015, while no such costs were occurred in the second quarter of 2014. The category of “other non-interest expense” increased by $30,000 in the second quarter of 2015 when compared to the second quarter of 2014, due mostly to increased advertising costs, foreclosure activity costs and employee benefit accounting costs.

As a percentage of average assets, annualized non-interest expense was 3.05% in the second quarter of 2015 compared to 2.85% in the second quarter of 2014.

Provision for income taxes:

Income tax expense in the second quarter of 2015 was $120,000 as compared to the $131,000 recorded in the second quarter of 2014. The Company qualifies for a federal tax credit for a low-income housing project investment, and the tax provisions for each period reflect the application of the tax credit. For the second quarter of 2015, the tax credit lowered the effective tax rate from 23.5% to 10.7%. In the second quarter of 2014, when earnings from tax exempt sources were lower and the tax credit for the period was higher, the effective tax rate was lowered from 21.3% to 10.1%.

Comparison of the Six Months Ended June 30, 2015 and 2014

Operations Overview:

Net income for the six months of 2015 was $1,925,000, a decrease of $141,000, or 6.8%, compared to the first six months of 2014. The decrease was due primarily to increased employee benefits costs. Basic and diluted earnings per share were $0.46 in the first six months of 2015, representing a decrease of 6.1% from the $0.49 earned in the first six months of 2014. Annualized return on average equity for the first six months in 2014 was 7.68%, compared to 8.20% for the same period in the prior year, a decrease of 6.3%. For the six months ended June 30, annualized return on average assets was 0.81% in 2015, versus 0.89% in 2014.

Presented below are selected key ratios for the two periods:

	Six Months Ended
	June 30,
	2015	2014
Return on average assets (annualized)	0.81%	0.89%
Return on average equity (annualized)	7.68%	8.20%
Average equity to average assets	10.55%	10.91%

Non-interest income, excluding securities gains, as a percentage of average assets (annualized)	0.90%	0.90%
Non-interest expense as a percentage of average assets (annualized)	3.04%	2.92%

The discussion that follows explains changes in the components of net income when comparing the first six months of 2015 with the first six months of 2014.

Net Interest Income:

Net interest income was $7,385,000 for the first six months of 2015, as compared to $7,051,000 in the same period in 2014, an increase of $334,000, or 4.7%. Average earning assets increased by $13.9 million, or 3.3%, and the net interest margin on a fully tax equivalent basis increased by 4 basis points.

On average, loans outstanding increased by $17.4 million, or 6.3%. Interest on loans decreased $117,000, or 1.6%, in the first six months of 2015 as compared to the same period in 2014. An average weighted yield decrease of 39 basis points lowered interest income by approximately $542,000, while the higher volume of loans partially offset that decrease by $425,000.

Interest earned on investment securities increased $204,000 in the first six months of 2015 as compared to 2014, with average balances decreasing $0.6 million during the period. The overall pre-tax yield on the investment securities portfolio increased during the period by 30 basis points.

Average interest-bearing liabilities increased by $10.7 million, including an increase in average non-interest bearing deposits of $1.9 million. The cost of interest bearing liabilities decreased by 19 basis points as a result of the lower general rate environment and the shift in the mix of interest bearing liabilities.

Total average earning assets during the first six months of 2015 were $434.6 million, compared to $420.7 million during the first six months of 2014, yielding 3.89% in 2015 versus 3.98% in 2014. Funding costs for earning assets were 0.49% and 0.63% for the first six months of 2015 and 2014, respectively. Net interest margin on a fully tax-equivalent basis for the first six months of 2015 was 3.53%. For the same period in 2014, the fully-tax equivalent net interest margin was 3.49%.

AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

(Dollars in thousands)

	Six Months Ended			Six Months Ended
	June 30, 2015			June 30, 2014
	Average		Yield/	Average		Yield/	Increase (Decrease) Due To (6)
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate	Volume	Rate	Total
ASSETS
Interest earning assets:
Taxable loans (5)	$269,831	$6,752	5.00%	$254,815	$6,900	5.42%	$389	$(537)	$(148)
Tax-exempt loans	23,503	343	2.94	21,073	312	2.99	36	(5)	31
Total loans	293,334	7,095	4.84	275,888	7,212	5.23	425	(542)	(117)
Taxable investment securities	110,920	1,118	2.02	106,995	890	1.66	31	197	228
Tax-exempt investment securities	29,839	232	1.56	34,361	256	1.49	(35)	11	(24)
Total investment securities	140,759	1,350	1.92	141,356	1,146	1.62	(4)	208	204

Interest bearing deposits	475	1	0.42	2,498	2	0.16	(2)	1	(1)
Federal funds sold	31	-	0.05	917	1	0.22	(1)	-	(1)
Total interest earning assets	434,599	8,446	3.89	420,659	8,361	3.98	418	(333)	85

Other assets (7)	41,031			41,447
Total assets	$475,630			$462,106
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Interest bearing demand deposits (2)	$96,635	74	0.15	$95,299	80	0.17	1	(7)	(6)
Savings deposits	70,750	35	0.10	65,012	32	0.10	3	-	3
Time deposits	133,533	785	1.19	151,402	1,117	1.49	(122)	(210)	(332)
Short-term and long term borrowings and other interest bearing liabilities	39,971	167	0.84	18,433	81	0.89	90	(4)	86
Total interest bearing liabilities	340,889	1,061	0.62	330,146	1,310	0.81	(28)	(221)	(249)

Non-interest bearing liabilities:
Demand deposits	79,456			77,558
Other	5,124			4,001
Stockholders' equity	50,161			50,401
Total liabilities and stockholders' equity	$475,630			$462,106
Net interest income and net interest rate spread		$7,385	3.27%		$7,051	3.17%	$446	$(112)	$334
Net interest margin on interest earning assets (3)			3.40%			3.35%
Net interest income and net interest margin-Tax equivalent basis (4)		$7,681	3.53%		$7,344	3.49%

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

Provision for Loan Losses:

In the first six months of 2015, the provision for loan losses was $162,000, as compared to a provision of $137,000 in the first six months of 2014. Management regularly reviews the adequacy of the loan loss reserve and makes assessments as to specific loan impairment, historical charge-off expectations, general economic conditions in the Bank’s market area, specific loan quality and other factors. See the earlier discussion in the Financial Condition section, explaining the information used to determine the provision.

Non-interest Income:

Non-interest income in the first six months of 2015 was $2,130,000, an increase of $40,000, or 1.9%, compared to $2,090,000 in the first six months of 2014. The increase was achieved despite several non-recurring income items present in the 2014 period which did not recur in the 2015 period. Most significantly impacting non-interest income in the first six months of 2014 was the gain of $165,000 in death benefits related to bank-owned life insurance. Additionally, trust fee income for the six months ended June 30, 2014 included $40,000 of non-recurring income from the collection of an account termination fee. Excluding these two non-recurring items, non-interest income in the first six months of 2015 exceeded the first six months of 2014 by $245,000, or 13.0%. Most significantly impacting recurring non-interest income in the six months ended June 30, 2015, when comparing to the six months ended June 30, 2014, were revenues from the aforementioned new checking account products. Fees for the new products were primarily responsible for the $195,000, or 34.9%, increase in customer service fees in the 2015 period as compared to the same period in the previous year.

During the first half of 2015, mortgage banking income and other fees derived from loan activity increased in the aggregate by $45,000, or 29.0% from the levels recorded in the first half of 2014 due to increased mortgage origination and title insurance activity.

As a percentage of average assets, annualized non-interest income, exclusive of net gains on the sale of securities, was 0.90% in the first six months of 2015 and 2014.

Non-interest Expense:

Total non-interest expense was $7,225,000 for the first six months of 2015, $488,000, or 7.2%, higher than in the first six months of 2014.

The increase was primarily due to increases in employee compensation and benefits and costs associated with merger and acquisition activities.

Compensation expense for the first six months of 2015 increased by $115,000 as compared to the first six months of 2014, due to a number of factors. Full-time equivalent employment increased as of June 30, 2015 as compared to June 30, 2014, and Company-wide annual salary adjustments occurred early in the second quarter of 2015.

Costs of employee benefits was $1,023,000 in the first six months of 2015 versus $766,000 in the first six months of 2014, representing an increase of $257,000, or 33.6%. The increase was primarily due to higher medical insurance expenses of $165,000 within the Company’s self-funded plan and higher costs associated with the frozen defined benefit plan of $76,000.

Costs associated with merger and acquisition activities added $58,000 of non-interest expense to the first six months of 2015, with no such expenses recorded in the same period one year ago.

As a percentage of average assets, annualized non-interest expense was 3.04% for the six months ended June 30, 2015 as compared to 2.92% for the same six month period in 2014.

Provision for income taxes:

Income tax expense in the first six months of 2015 was $203,000 as compared to the $201,000 recorded in the first six months of 2014. The Company qualifies for a federal tax credit for its low-income housing project investment, and the tax provisions for each period reflect the application of the tax credit. The tax credit recorded in the first six months of 2015 and 2014 was $287,000, offsetting $490,000 in regular tax expense in the 2015 period and $488,000 of regular tax expense in the 2014 period. For the first six months of 2015, the tax credit lowered the effective tax rate from 23.0% to 9.6% as compared to the same period in 2014, in which the tax credit lowered the effective tax rate from 21.6% to 8.9%.

Liquidity:

The objective of liquidity management is to ensure that sufficient funding is available, at a reasonable cost, to meet the ongoing operational cash needs of the Company and to take advantage of income producing opportunities as they arise. While the desired level of liquidity will vary depending upon a variety of factors, it is the primary goal of the Company to maintain a high level of liquidity in all economic environments. Principal sources of asset liquidity are provided by loans and securities maturing in one year or less, and other short-term investments, such as federal funds sold and cash and due from banks. Liability liquidity, which is more difficult to measure, can be met by attracting deposits and maintaining the core deposit base. The Company is a member of the Federal Home Loan Bank of Pittsburgh for the purpose of providing short-term liquidity when other sources are unable to fill these needs. During the first six months of 2015, overnight borrowings from the Federal Home Loan Bank averaged $5,286,000. As of June 30, 2015, the Company had short term borrowings and long-term debt with the Federal Home Loan Bank of $25,450,000 and $22,500,000, respectively, and had remaining unused borrowing capacity with the Federal Home Loan Bank of $101.6 million.

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

On June 26, 2015, the Company and FNBPA, entered into a merger agreement that provides for the combination of the two companies. Under the merger agreement, FNBPA will merge with and into the Company, with the Company remaining as the surviving entity, and the separate corporate existence of FNBPA will cease.  First National Bank of Port Allegany, a wholly-owned subsidiary of FNBPA, will merge with and into JVB, with JVB continuing as the surviving entity.  The cash expenditure of the merger is estimated to be between $2,500,000 and $3,800,000 and will be funded by available cash. For further discussion on the merger, please see the Merger Agreement section of the Management’s Discussion and Analysis.

Off-Balance Sheet Arrangements:

The Company’s consolidated financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk, credit risk, and interest rate risk. These commitments consist mainly of loans approved but not yet funded, unused lines of credit and outstanding letters of credit. These commitments were made using the same credit standards as are used for on-balance sheet instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment terms. Letters of credit are conditional commitments issued to guarantee the financial performance obligation of a customer to a third party. Unused commitments and letters of credit at June 30, 2015 were $40,046,000 and $12,569,000, respectively. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Company. Management believes that any amounts actually drawn upon can be funded in the normal course of operations. Additionally, the Company has committed to fund and sell qualifying residential mortgage loans to the Federal Home Loan Bank of Pittsburgh in the total amount of $15,000,000. As of June 30, 2015, $8,243,000 remains to be delivered on that commitment, of which none has been committed to borrowers. The Company has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or the availability of capital resources.

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

Capital Adequacy:

Bank regulatory authorities in the United States issue risk-based capital standards. These capital standards relate a banking company’s capital to the risk profile of its assets and provide the basis by which all banking companies and banks are evaluated in terms of capital adequacy. Effective January 1, 2015, the risk-based capital rules were modified subject to a transition period for several aspects of the final rules, including the new minimum capital ratio requirements, the capital conservation buffer and the regulatory capital adjustments and deductions. The new framework is commonly called “BASEL III”. The final rules revised federal regulatory agencies’ risk-based and leverage capital requirements and their method for calculating risk-weighted assets to make them consistent with the Basel III framework. The final rules apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies (“banking organizations”). Among other things, the rules established a new common equity tier 1 (CET1) minimum capital requirement (4.5% of risk-weighted assets) and a higher minimum tier 1 capital requirement (from 4.0% to 6.0% of risk-weighted assets), and assign higher risk weightings (150%) to exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property.

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

According to the new rules, CET1 is comprised of common stock plus related surplus, net of treasury stock and other contra-equity components, retained earnings and accumulated other comprehensive income. However, certain banking institutions, including the Bank, were permitted to make a one-time election to opt out of the requirement to include most components of AOCI in CET1. This opt-out option was available only on March 31, 2015. The Bank elected to opt-out. At June 30, 2015, the Bank exceeded the regulatory requirements to be considered a "well capitalized" financial institution, under the new rules.

Merger Agreement:

On June 26, 2015, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with FNBPA Bancorp, Inc. (“FNBPA”) pursuant to which the Company will acquire all of the shares of FNBPA Bancorp in a stock and cash transaction. Under the Merger Agreement, FNBPA Bancorp shareholders may elect to receive, in exchange for each share of FNBPA Bancorp common stock they own, either cash of $50.34 or 2.7813 shares of the Company’s common stock, subject to election and allocation procedures designed to result in the aggregate cash merger consideration representing between 15% and 25% of the total merger consideration issued in the transaction. The transaction is valued at approximately $13.2 million.

The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, FNBPA will merge with and into the Company, with the Company continuing as the surviving entity (the “Merger”). Immediately following the consummation of the Merger, First National Bank of Port Allegany, a national banking association and wholly-owned subsidiary of FNBPA, will merge with and into The Juniata Valley Bank (“JVB”), a Pennsylvania-state chartered bank and wholly-owned subsidiary of the Company, with JVB continuing as the surviving entity. The Merger Agreement was approved by the Board of Directors of each of the Company and FNBPA. FNBPA shareholders may seek appraisal rights as dissenting shareholders under Pennsylvania law.

The merger is subject to customary closing conditions enumerated in the merger agreement, including receipt of regulatory approvals and the approval of both the Company’s and FNBPA’s shareholders. It is anticipated that the transaction will close by the end of 2015.

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

Declines and volatility in the values of financial institution stocks in the last several years have significantly reduced the likelihood of realizing significant gains in the near-term. Although the Company has realized occasional gains from this portfolio in the past, the primary objective of the portfolio is to achieve value appreciation in the long term while earning consistently attractive after-tax yields from dividends. The carrying value of the financial institutions stocks accounted for 0.3% of the Company’s total assets as of June 30, 2015. Management performs an impairment analysis on the entire investment portfolio, including the financial institutions stocks, on a quarterly basis. For the six months ended June 30, 2015, no “other-than-temporary” impairment was identified. There is no assurance that declines in market values of the common stock portfolio in the future will not result in “other-than-temporary” impairment charges, depending upon facts and circumstances present.

The equity investments in the Company’s portfolio had an adjusted cost basis of approximately $1,055,000 and a fair value of $1,572,000 at June 30, 2015. Net unrealized gains in this portfolio were approximately $517,000 at June 30, 2015.

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

The primary objective of the Company’s asset-liability management process is to maximize current and future net interest income within acceptable levels of interest rate risk while satisfying liquidity and capital requirements. Management recognizes that a certain amount of interest rate risk is inherent, appropriate and necessary to ensure profitability. A simulation analysis is used to assess earnings and capital at risk from movements in interest rates. The model considers three major factors: (1) volume differences; (2) repricing differences; and (3) timing in its income simulation. As of the most recent model run, data was disseminated into appropriate repricing buckets, based upon the static position at that time. The interest-earning assets and interest-bearing liabilities were assigned a multiplier to simulate how much that particular balance sheet item would re-price when interest rates change. Finally, the estimated timing effect of rate changes is applied, and the net interest income effect is determined on a static basis (as if no other factors were present). As the table below indicates, based upon rate shock simulations on a static basis, the Company’s balance sheet is relatively rate-neutral as rates decline. Each 100 basis point increase results in approximately $672,000 decline in net interest income in the static environment. This negative effect of rising rates is offset to a degree by the positive effect of imbedded options that include loans floating above their floors and likely internal deposit pricing strategies. After applying the effects of options, over a one-year period, the net effect of an immediate 100, 200, 300 and 400 basis point rate increase would change net interest income by $(290,000), $(554,000), $(1,893,000) and $(2,398,000), respectively. Rate shock modeling was done for a declining rate of 25 basis points only, as the federal funds target rate currently is between zero and 0.25%. As the table below indicates, the net effect of interest rate risk on net interest income is minimal in a rising rate environment through a 200 basis point increase. Juniata’s rate risk policies provide for maximum limits on net interest income that can be at risk for 100 through 400 basis point changes in interest rates.

Effect of Interest Rate Risk on Net Interest Income

(Dollars in thousands)

Change in Interest Rates (Basis Points)	Change in Net Interest Income Due to Interest Rate Risk (Static)	Change in Net Interest Income Due to Imbedded Options	Total Change in Net Interest Income

400	$(2,689)	$291	$(2,398)
300	(2,017)	124	(1,893)
200	(1,345)	791	(554)
100	(672)	382	(290)
0	-	-	-
(25)	168	(48)	120

The net interest income at risk position remained within the guidelines established by the Company’s asset/liability policy.

No material change has been noted in the Bank’s equity value at risk. Please refer to the Annual Report on Form 10-K as of December 31, 2014 for further discussion of this topic.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2015, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined by the Securities Exchange Act of 1934 (“Exchange Act”), Rule 13a-15(e). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting.

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

On March 23, 2001, the Company announced plans to buy back 100,000 (200,000 on a post-split basis) shares of its common stock. There is no expiration date to this buyback plan, but subsequent to the initial plan, the Board of Directors authorized the repurchase of 400,000 additional shares in 2005 and then authorized 200,000 additional shares in September of 2008. There were no transactions pursuant to the repurchase program in the six month period ended June 30, 2015. As of August 10, 2015, the number of shares that may yet be purchased under the program was 33,319. No repurchase plan or program expired during the quarter. The Company has no stock repurchase plan or program that it has determined to terminate prior to expiration or under which it does not intend to make further purchases.

Certain regulatory restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. At June 30, 2015, $34,589,000 of undistributed earnings of the Bank, included in the consolidated stockholders’ equity, was available for distribution to the Company as dividends without prior regulatory approval, subject to regulatory capital requirements.

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

31.1 - Rule 13a – 14(a)/15d – 14(a) Certification of President and Chief Executive Officer

31.2 - Rule 13a – 14(a)/15d – 14(a) Certification of Chief Financial Officer

32.1 - Section 1350 Certification of President and Chief Executive Officer

32.2 - Section 1350 Certification of Chief Financial Officer

101.LAB - XBRL Taxonomy Extension Label Linkbase

101.PRE - XBRL Taxonomy Extension Presentation Linkbase

101.INS - XBRL Instance Document

101.SCH - XBRL Taxonomy Extension Schema

101.CAL - XBRL Taxonomy Extension Calculation Linkbase

101.DEF - XBRL Taxonomy Extension Definition Linkbase

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Juniata Valley Financial Corp.
(Registrant)

Date	08-10-2015	By	/s/ Marcie A. Barber
Marcie A. Barber, President and Chief Executive Officer (Principal Executive Officer)

Date	08-10-2015	By	/s/ JoAnn N. McMinn
JoAnn N. McMinn, Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)

