Form 10-Q
period 2015-09-30
JUNIATA VALLEY FINANCIAL CORP
filed 2015-11-09
CIK 714712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended September 30, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to ____________________________

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 9, 2015
Common Stock ($1.00 par value)	4,187,179 shares

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Financial Condition

(Unaudited, in thousands, except share data)

	September 30,	December 31,
	2015	2014
ASSETS
Cash and due from banks	$8,235	$6,757
Interest bearing deposits with banks	97	10
Cash and cash equivalents	8,332	6,767

Securities available for sale	136,098	142,903
Restricted investment in Federal Home Loan Bank (FHLB) stock	2,823	2,726
Investment in unconsolidated subsidiary	4,502	4,369
Residential mortgage loans held for sale	125	-
Loans	307,667	294,901
Less: Allowance for loan losses	(2,361)	(2,380)
Loans, net of allowance for loan losses	305,306	292,521
Premises and equipment, net	6,395	6,533
Other real estate owned	560	232
Bank owned life insurance and annuities	15,115	14,807
Investment in low income housing partnership	3,488	3,847
Core deposit intangible	41	74
Goodwill	2,046	2,046
Mortgage servicing rights	201	193
Accrued interest receivable and other assets	3,415	3,511
Total assets	$488,447	$480,529
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing	$86,877	$77,697
Interest bearing	297,547	303,187
Total deposits	384,424	380,884

Securities sold under agreements to repurchase	4,534	4,594
Short-term borrowings	19,996	15,950
Long-term debt	22,500	22,500
Other interest bearing liabilities	1,438	1,412
Accrued interest payable and other liabilities	4,989	5,333
Total liabilities	437,881	430,673
Stockholders' Equity:
Preferred stock, no par value:
Authorized - 500,000 shares, none issued	-	-
Common stock, par value $1.00 per share:
Authorized - 20,000,000 shares
Issued - 4,745,826 shares
Outstanding -
4,187,179 shares at September 30, 2015;
4,187,441 shares at December 31, 2014	4,746	4,746
Surplus	18,445	18,409
Retained earnings	39,812	39,644
Accumulated other comprehensive loss	(1,691)	(2,197)
Cost of common stock in Treasury:
558,647 shares at September 30, 2015;
558,385 shares at December 31, 2014	(10,746)	(10,746)
Total stockholders' equity	50,566	49,856
Total liabilities and stockholders' equity	$488,447	$480,529

See Notes to Consolidated Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Income

(Unaudited, in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Interest income:
Loans, including fees	$3,630	$3,566	$10,725	$10,778
Taxable securities	539	529	1,657	1,419
Tax-exempt securities	113	131	345	387
Other interest income	-	1	1	4
Total interest income	4,282	4,227	12,728	12,588
Interest expense:
Deposits	386	583	1,280	1,812
Securities sold under agreements to repurchase	2	1	4	3
Short-term borrowings	15	3	36	5
Long-term debt	69	69	205	138
Other interest bearing liabilities	7	4	15	12
Total interest expense	479	660	1,540	1,970
Net interest income	3,803	3,567	11,188	10,618
Provision for loan losses	140	110	302	247
Net interest income after provision for loan losses	3,663	3,457	10,886	10,371
Non-interest income:
Customer service fees	396	320	1,149	878
Debit card fee income	219	213	643	631
Earnings on bank-owned life insurance and annuities	106	108	288	299
Trust fees	105	124	270	331
Commissions from sales of non-deposit products	61	89	269	289
Income from unconsolidated subsidiary	60	54	171	148
Fees derived from loan activity	49	79	135	149
Mortgage banking income	30	54	144	139
Net gain on sales and calls of securities	18	2	2	9
Gain from life insurance proceeds	98	-	98	165
Other non-interest income	51	50	154	145
Total non-interest income	1,193	1,093	3,323	3,183
Non-interest expense:
Employee compensation expense	1,520	1,469	4,484	4,318
Employee benefits	436	301	1,459	1,067
Occupancy	241	228	776	747
Equipment	113	114	374	344
Data processing expense	389	391	1,166	1,141
Director compensation	46	48	149	156
Professional fees	107	103	321	301
Taxes, other than income	92	78	273	262
FDIC Insurance premiums	74	76	236	231
(Gain) loss on sales of other real estate owned	(8)	13	(13)	24
Amortization of intangibles	11	12	33	34
Amortization of investment in low-income housing partnership	120	120	359	359
Merger and acquisition expense	153	-	211	-
Other non-interest expense	408	385	1,099	1,091
Total non-interest expense	3,702	3,338	10,927	10,075
Income before income taxes	1,154	1,212	3,282	3,479
Provision for income taxes	146	154	349	355
Net income	$1,008	$1,058	$2,933	$3,124
Earnings per share
Basic	$0.24	$0.25	$0.70	$0.74
Diluted	$0.24	$0.25	$0.70	$0.74
Cash dividends declared per share	$0.22	$0.22	$0.66	$0.66
Weighted average basic shares outstanding	4,189,350	4,189,998	4,188,631	4,193,895
Weighted average diluted shares outstanding	4,190,444	4,190,342	4,189,668	4,194,184

See Notes to Consolidated Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
	Before		Net of	Before		Net of
	Tax	Tax	Tax	Tax	Tax	Tax
	Amount	Effect	Amount	Amount	Effect	Amount
Net income	$1,154	$(146)	$1,008	$1,212	$(154)	$1,058
Other comprehensive income (loss) :
Unrealized gains (losses) on available for sale securities:
Unrealized holding gains (losses) arising during the period	607	(205)	402	(543)	184	(359)
Unrealized holding losses from unconsolidated subsidiary	(3)	-	(3)	(4)	-	(4)
Less reclassification adjustment for gains included in net income (1) (3)	(18)	6	(12)	(2)	-	(2)
Amortization of pension net actuarial cost (2) (3)	60	(21)	39	10	(3)	7
Other comprehensive income (loss)	646	(220)	426	(539)	181	(358)
Total comprehensive income	$1,800	$(366)	$1,434	$673	$27	$700

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
	Before		Net of	Before		Net of
	Tax	Tax	Tax	Tax	Tax	Tax
	Amount	Effect	Amount	Amount	Effect	Amount
Net income	$3,282	$(349)	$2,933	$3,479	$(355)	$3,124
Other comprehensive income (loss) :
Unrealized gains (losses) on available for sale securities:
Unrealized holding gains (losses) arising during the period	579	(196)	383	844	(288)	556
Unrealized holding gains from unconsolidated subsidiary	6	-	6	6	-	6
Less reclassification adjustment for gains included in net income (1) (3)	(2)	1	(1)	(9)	3	(6)
Amortization of pension net actuarial cost (2) (3)	181	(63)	118	30	(10)	20
Other comprehensive income	764	(258)	506	871	(295)	576
Total comprehensive income	$4,046	$(607)	$3,439	$4,350	$(650)	$3,700

See Notes to Consolidated Financial Statements

(1)	Amounts are included in gain on sales and calls of securities on the Consolidated Statements of Income as a separate element within total non-interest income.
(2)	Amounts are included in the computation of net periodic benefit cost and are included in employee benefits expense on the Consolidated Statements of Income as a separate element within total non-interest expense.
(3)	Income tax amounts are included in the provision for income taxes on the Consolidated Statements of Income.

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Stockholders' Equity

(Unaudited, in thousands, except share data)

Nine Months Ended September 30, 2015

	Number				Accumulated
	of				Other		Total
	Shares	Common		Retained	Comprehensive	Treasury	Stockholders'
	Outstanding	Stock	Surplus	Earnings	Loss	Stock	Equity
Balance at January 1, 2015	4,187,441	$4,746	$18,409	$39,644	$(2,197)	$(10,746)	$49,856
Net income				2,933			2,933
Other comprehensive income					506		506
Cash dividends at $0.66 per share				(2,765)			(2,765)
Stock-based compensation			42				42
Purchase of treasury stock	(3,504)					(63)	(63)
Treasury stock issued for stock option and stock purchase plans	3,242		(6)			63	57
Balance at September 30, 2015	4,187,179	$4,746	$18,445	$39,812	$(1,691)	$(10,746)	$50,566

Nine Months Ended September 30, 2014

	Number				Accumulated
	of				Other		Total
	Shares	Common		Retained	Comprehensive	Treasury	Stockholders'
	Outstanding	Stock	Surplus	Earnings	Loss	Stock	Equity
Balance at January 1, 2014	4,196,266	$4,746	$18,370	$39,118	$(1,659)	$(10,591)	$49,984
Net income				3,124			3,124
Other comprehensive income					576		576
Cash dividends at $0.66 per share				(2,768)			(2,768)
Stock-based compensation			36				36
Purchase of treasury stock	(10,156)					(182)	(182)
Treasury stock issued for stock option and stock purchase plans	3,497		(8)			67	59
Balance at September 30, 2014	4,189,607	$4,746	$18,398	$39,474	$(1,083)	$(10,706)	$50,829

See Notes to Consolidated Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2015	2014
Operating activities:
Net income	$2,933	$3,124
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	302	247
Depreciation	382	361
Net amortization of securities premiums	587	445
Net amortization of loan origination costs	50	4
Deferred net loan origination (fees) costs	(124)	57
Amortization of core deposit intangible	33	34
Amortization of investment in low income housing partnership	359	359
Net realized gain on calls and sales of securities	(2)	(9)
Net (gain) loss on sales of other real estate owned	(13)	24
Earnings on bank owned life insurance and annuities	(288)	(299)
Deferred income tax expense	58	96
Equity in earnings of unconsolidated subsidiary, net of dividends of $42 and $37	(129)	(111)
Stock-based compensation expense	42	36
Mortgage loans originated for sale	(2,616)	(2,292)
Proceeds from loans sold to others	2,627	2,415
Mortgage banking income	(144)	(139)
Gain from life insurance proceeds	(98)	(165)
Increase in accrued interest receivable and other assets	(121)	(941)
Increase (decrease) in accrued interest payable and other liabilities	(106)	16
Net cash provided by operating activities	3,732	3,262
Investing activities:
Purchases of:
Securities available for sale	(39,061)	(66,191)
FHLB stock	(97)	(1,113)
Premises and equipment	(244)	(284)
Bank owned life insurance and annuities	(50)	(56)
Proceeds from:
Sales of securities available for sale	18,727	14,631
Maturities of and principal repayments on securities available for sale	27,131	27,980
Bank owned life insurance and annuities	-	5
Life insurance claim	-	615
Sale of other real estate owned	256	349
Investment in low income housing partnership	-	(335)
Net decrease in interest bearing time deposits with banks	-	249
Net increase in loans	(13,584)	(10,270)
Net cash used in investing activities	(6,922)	(34,420)
Financing activities:
Net increase in deposits	3,540	6,311
Net change in short-term borrowings and securities sold under agreements to repurchase	3,986	4,283
Issuance of long-term debt	-	22,500
Cash dividends	(2,765)	(2,768)
Purchase of treasury stock	57	(182)
Treasury stock issued for employee stock plans	(63)	59
Net cash provided by financing activities	4,755	30,203
Net increase (decrease) in cash and cash equivalents	1,565	(955)
Cash and cash equivalents at beginning of year	6,767	8,613
Cash and cash equivalents at end of period	$8,332	$7,658
Supplemental information:
Interest paid	$1,611	$1,943
Income taxes paid	100	50
Supplemental schedule of noncash investing and financing activities:
Transfer of loans to other real estate owned	$571	$368

See Notes to Consolidated Financial Statements

JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation and Accounting Policies

The consolidated financial statements include the accounts of Juniata Valley Financial Corp. (the “Company”) and its wholly owned subsidiary, The Juniata Valley Bank (the “Bank” or “JVB”). All significant intercompany accounts and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (U.S. GAAP) for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2015 are not necessarily indicative of the results for the year ending December 31, 2015. For further information, refer to the consolidated financial statements and notes thereto included in Juniata Valley Financial Corp.’s Annual Report on Form 10-K for the year ended December 31, 2014.

The Company has evaluated events and transactions occurring subsequent to the consolidated statement of financial condition date of September 30, 2015 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

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

Accounting Standards Update 2015-14, Revenue from Contracts with Customers (Topic 606):

Deferral of the Effective Date

Issued: August 2015

Summary: ASU 2015-14 defers the effective date of the new revenue recognition standard by one year. As such, it now takes effect for public entities in fiscal years beginning after December 15, 2017. All other entities have an additional year. However, early adoption is permitted for any entity that chooses to adopt the new standard as of the original effective date. Public business entities will adopt the standard for annual reporting periods beginning after December 15, 2017, including interim periods within that year. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that year. The Company is evaluating the effects this Update will have on its consolidated financial condition or results of operations.

Accounting Standards Update 2015-15, Interest – Imputation of Interest (Subtopic 835-30):

Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit

Arrangements (Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting)

Issued: August 2015

Summary: ASU 2015-15 codifies an SEC staff announcement that entities are permitted to defer and present debt issuance costs related to line-of-credit arrangements as assets. Given the absence of authoritative guidance within Update 2015-03 for debt issuance costs related to line-of-credit arrangements, ASU 2015-15 clarifies that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The ASU became effective upon issuance. There was no material effect on the financial statements as a result.

Accounting Standards Update 2015-16, Business Combination (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments)

Issued: September 2015

Summary: ASU 2015-16 requires adjustments to provisional amounts that are identified during the measurement period to be recognized in the reporting period in which the adjustment amounts are determined. This includes any effect on earnings of changes in depreciation, amortization, or other income effects as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition, the amendments in the Update would require an entity to disclose (either on the face of the income statement or in the notes) the nature and amount of measurement-period adjustments recognized in the current period, including separately the amounts in current-period income statement line items that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date.

Effective Date: The amendments are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, and for interim periods within fiscal years beginning after December 15, 2017. Early adoption is permitted. The amendments in this Update should be applied prospectively to measurement-period adjustments that occur after the effective date of this Update. The Company is evaluating the effects this Update will have on its consolidated financial condition or results of operations.

Accounting Standards Update 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs

Issued: April 2015

Summary: ASU 2015-03 requires that debt issuance costs be reported in the balance sheet as a direct deduction from the face amount of the related liability, consistent with the presentation of debt discounts. Prior to the amendments, debt issuance costs were presented as a deferred charge (i.e., an asset) on the balance sheet. The ASU provides examples illustrating the balance sheet presentation of notes net of their related discounts and debt issuance costs. Further, the amendments require the amortization of debt issuance costs to be reported as interest expense. Similarly, debt issuance costs and any discount or premium are considered in the aggregate when determining the effective interest rate on the debt. The Company expects no material effects on its consolidated financial condition or results of operations as a result of this ASU.

3. Accumulated other Comprehensive loss

Components of accumulated other comprehensive loss, net of tax consisted of the following (in thousands):

	9/30/2015	12/31/2014
Unrealized gains on available for sale securities	682	$296
Unrecognized expense for defined benefit pension	(2,373)	(2,493)
Accumulated other comprehensive loss	(1,691)	$(2,197)

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

(Amounts, except earnings per share, in thousands)

	Three Months	Three Months
	Ended	Ended
	September 30, 2015	September 30, 2014

Net income	$1,008	$1,058
Weighted-average common shares outstanding	4,189	4,190
Basic earnings per share	$0.24	$0.25

Weighted-average common shares outstanding	4,189	4,190
Common stock equivalents due to effect of stock options	1	-
Total weighted-average common shares and equivalents	4,190	4,190
Diluted earnings per share	$0.24	$0.25

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2015	September 30, 2014

Net income	$2,933	$3,124
Weighted-average common shares outstanding	4,189	4,194
Basic earnings per share	$0.70	$0.74

Weighted-average common shares outstanding	4,189	4,194
Common stock equivalents due to effect of stock options	1	-
Total weighted-average common shares and equivalents	4,190	4,194
Diluted earnings per share	$0.70	$0.74

5.	Securities

The Company’s investment portfolio includes primarily bonds issued by U.S. Government sponsored agencies (approximately 25%), mortgage-backed securities issued by Government-sponsored agencies and backed by residential mortgages (approximately 52%) and municipal bonds (approximately 22%) as of September 30, 2015. Most of the municipal bonds are general obligation bonds with maturities or pre-refunding dates within 5 years. The remaining 1% of the portfolio includes a group of equity investments in other financial institutions.

The amortized cost and fair value of securities as of September 30, 2015 and December 31, 2014, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because the securities may be called or prepaid with or without prepayment penalties.

	September 30, 2015
Securities Available for Sale			Gross	Gross
	Amortized	Fair	Unrealized	Unrealized
Type and maturity	Cost	Value	Gains	Losses
Obligations of U.S. Government agencies and corporations
Within one year	$2,500	$2,515	$15	$-
After one year but within five years	28,477	28,467	59	(69)
After five years but within ten years	3,000	3,018	18	-
	33,977	34,000	92	(69)
Obligations of state and political subdivisions
Within one year	8,102	8,123	21	-
After one year but within five years	15,949	16,098	159	(10)
After five years but within ten years	4,794	4,848	56	(2)
After ten years	332	334	2	-
	29,177	29,403	238	(12)
Mortgage-backed securities	70,397	70,793	606	(210)
Equity securities	1,535	1,902	443	(76)
Total	$135,086	$136,098	$1,379	$(367)

	December 31, 2014
Securities Available for Sale			Gross	Gross
	Amortized	Fair	Unrealized	Unrealized
Type and maturity	Cost	Value	Gains	Losses
Obligations of U.S. Government agencies and corporations
Within one year	$4,510	$4,566	$56	$-
After one year but within five years	39,110	38,723	31	(418)
After five years but within ten years	6,996	6,812	1	(185)
	50,616	50,101	88	(603)
Obligations of state and political subdivisions
Within one year	9,903	9,934	31	-
After one year but within five years	16,822	16,853	78	(47)
After five years but within ten years	8,609	8,748	143	(4)
After ten years	340	338	-	(2)
	35,674	35,873	252	(53)
Mortgage-backed securities	55,123	55,429	367	(61)
Equity securities	1,055	1,500	475	(30)
Total	$142,468	$142,903	$1,182	$(747)

Certain obligations of the U.S. Government and state and political subdivisions are pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law. The carrying value of the pledged assets was $27,990,000 and $30,770,000 at September 30, 2015 and December 31, 2014, respectively.

In addition to cash received from the scheduled maturities of securities, some investment securities available for sale are sold or called at current market values during the course of normal operations.

The following chart summarizes proceeds received from sales or calls of investment securities transactions and the resulting realized gains and losses (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Gross proceeds from sales of securities	$-	$7,511	$18,727	$14,631
Securities available for sale:
Gross realized gains from sold and called securities	$-	$26	$54	$43
Gross realized losses from sold and called securities	-	(24)	(70)	(34)
Gross gains from business combinations	18	-	18	-

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

The following table shows gross unrealized losses and fair value, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2015 and December 31, 2014 (in thousands):

	Unrealized Losses at September 30, 2015
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. Government agencies and corporations	$4,985	$(14)	$12,938	$(55)	$17,923	$(69)
Obligations of state and political subdivisions	2,402	(10)	442	(2)	2,844	(12)
Mortgage-backed securities	23,897	(210)	-	-	23,897	(210)
Debt securities	31,284	(234)	13,380	(57)	44,664	(291)

Equity securities	512	(54)	62	(22)	574	(76)

Total temporarily impaired securities	$31,796	$(288)	$13,442	$(79)	$45,238	$(367)

	Unrealized Losses at December 31, 2014
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. Government agencies and corporations	$6,998	$(26)	$32,515	$(577)	$39,513	$(603)
Obligations of state and political subdivisions	5,592	(33)	2,426	(20)	8,018	(53)
Mortgage-backed securities	13,550	(60)	95	(1)	13,645	(61)
Debt securities	26,140	(119)	35,036	(598)	61,176	(717)

Equity securities	31	(2)	179	(28)	210	(30)

Total temporarily impaired securities	$26,171	$(121)	$35,215	$(626)	$61,386	$(747)

At September 30, 2015, 10 U.S. Government agency and corporations securities had unrealized losses that, in the aggregate, totaled 0.2% of amortized cost. Seven of these securities have been in a continuous loss position for 12 months or more.

At September 30, 2015, 13 obligations of state and political subdivisions had unrealized losses that, in the aggregate, totaled 0.1% of amortized cost. One of these securities has been in a continuous loss position for 12 months or more.

At September 30, 2015, 9 mortgage-backed securities had an unrealized loss that totaled 0.3% of amortized cost. None of these securities has been in a continuous loss position for 12 months or more.

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

Equity securities owned by the Company consist of common stock of various financial services providers and are evaluated quarterly for evidence of other-than-temporary impairment. There were three equity securities that were in an unrealized loss position for 12 months or more as of September 30, 2015. Individually and collectively, these three equity securities have insignificant unrealized losses. All of these securities have increased in fair value in the preceding twelve months, and therefore are deemed to be temporarily impaired. Management has identified no other-than-temporary impairment as of, or for the periods ended September 30, 2015, September 30, 2014 and December 31, 2014, respectively, in the equity portfolio. Management continues to track the performance of each stock owned to determine if it is prudent to recognize any other-than-temporary impairment charges. The Company has the ability and intent to hold its equity securities until recovery of unrealized losses.

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

In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination, which may not be currently available to management. Based on management’s comprehensive analysis of the loan portfolio, management believes the level of the allowance for loan losses as of September 30, 2015 was adequate.

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

Loan Portfolio Classification

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of September 30, 2015 and December 31, 2014 (in thousands):

As of September 30, 2015	Pass	Special Mention	Substandard	Doubtful	Total

Commercial, financial and agricultural	$24,415	$2,021	$2,307	$-	$28,743
Real estate - commercial	82,003	16,402	2,981	1,231	102,617
Real estate - construction	16,303	3,245	3,472	262	23,282
Real estate - mortgage	124,931	5,504	3,878	1,196	135,509
Obligations of states and political subdivisions	12,460	428	-	-	12,888
Personal	4,579	49	-	-	4,628
Total	$264,691	$27,649	$12,638	$2,689	$307,667

As of December 31, 2014	Pass	Special Mention	Substandard	Doubtful	Total

Commercial, financial and agricultural	$17,904	$5,697	$137	$-	$23,738
Real estate - commercial	70,369	15,297	3,037	1,297	90,000
Real estate - construction	12,934	3,486	3,957	336	20,713
Real estate - mortgage	128,898	5,611	4,280	1,887	140,676
Obligations of states and political subdivisions	15,708	22	-	-	15,730
Personal	3,987	57	-	-	4,044
Total	$249,800	$30,170	$11,411	$3,520	$294,901

The Company has certain loans in its portfolio that are considered to be impaired. It is the policy of the Company to recognize income on impaired loans that have been transferred to nonaccrual status on a cash basis, only to the extent that it exceeds principal balance recovery. Until an impaired loan is placed on nonaccrual status, income is recognized on the accrual basis. Collateral analysis is performed on each impaired loan at least quarterly, and results are used to determine if a specific reserve is necessary to adjust the carrying value of each individual loan down to the estimated fair value. Generally, specific reserves are carried against impaired loans based upon estimated collateral value until a confirming loss event occurs or until termination of the credit is scheduled through liquidation of the collateral or foreclosure. Charge off will occur when a confirmed loss is identified. Professional appraisals of collateral, discounted for expected selling costs, appraisal age, economic conditions and other known factors are used to determine the charge-off amount. The following tables summarize information regarding impaired loans by portfolio class as of September 30, 2015 and December 31, 2014 (in thousands):

	As of September 30, 2015			As of December 31, 2014
Impaired loans	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial, financial and agricultural	$472	$472	$-	$1	$1	$-
Real estate - commercial	2,318	2,478	-	2,264	2,357	-
Real estate - construction	262	614	-	336	664	-
Real estate - mortgage	2,513	3,885	-	3,056	4,324	-

With an allowance recorded:
Real estate - mortgage	$214	$263	$11	$896	$937	$150

Total:
Commercial, financial and agricultural	$472	$472	$-	$1	$1	$-
Real estate - commercial	2,318	2,478	-	2,264	2,357	-
Real estate - construction	262	614	-	336	664	-
Real estate - mortgage	2,727	4,148	11	3,952	5,261	150
	$5,779	$7,712	$11	$6,553	$8,283	$150

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
Impaired loans	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income
With no related allowance recorded:
Commercial, financial and agricultural	$236	$19	$-	$10	$-	$-
Real estate - commercial	2,326	11	4	1,700	10	-
Real estate - construction	287	-	-	169	-	-
Real estate - mortgage	2,754	4	9	3,044	13	8
Personal	-	-	-	6	-	-

With an allowance recorded:
Real estate - commercial	$-	$-	$-	$768	$-	$-
Real estate - construction	-	-	-	346	-	-
Real estate - mortgage	128	-	-	472	-	-

Total:
Commercial, financial and agricultural	$236	$19	$-	$10	$-	$-
Real estate - commercial	2,326	11	4	2,468	10	-
Real estate - construction	287	-	-	515	-	-
Real estate - mortgage	2,882	4	9	3,516	13	8
Personal	-	-	-	6	-	-
	$5,731	$34	$13	$6,515	$23	$8

	Nine Months Ended September 30, 2015				Nine Months Ended September 30, 2014
Impaired loans	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income		Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income
With no related allowance recorded:
Commercial, financial and agricultural	$237	$19	$		$54	$-	$1
Real estate - commercial	2,291	34		14	2,210	33	24
Real estate - construction	299	-		-	420	-	-
Real estate - mortgage	2,785	23		22	3,157	37	64
Personal	-	-		-	6	-	-

With an allowance recorded:
Real estate - commercial	$-	$-	$		$119	$-	$11
Real estate - construction	-	-			823	-	-
Real estate - mortgage	555	-			479	-	-

Total:
Commercial, financial and agricultural	$237	$19		$-	$54	$-	$1
Real estate - commercial	2,291	34		14	2,329	33	35
Real estate - construction	299	-		-	1,243	-	-
Real estate - mortgage	3,340	23		22	3,636	37	64
Personal	-	-		-	6	-	-
	$6,167	$76		$36	$7,268	$70	$100

The following table presents nonaccrual loans by classes of the loan portfolio as of September 30, 2015 and December 31, 2014 (in thousands):

Nonaccrual loans:	September 30, 2015	December 31, 2014
Real estate - commercial	$1,655	$1,717
Real estate - construction	262	336
Real estate - mortgage	2,488	3,193
Total	$4,405	$5,246

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of September 30, 2015 and December 31, 2014 (in thousands):

As of September 30, 2015	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans Past Due greater than 90 Days and Accruing

Commercial, financial and agricultural	$1	$-	$-	$1	$28,742	$28,743	$-
Real estate - commercial	115	35	1,243	1,393	101,224	102,617	-
Real estate - construction	867	-	262	1,129	22,153	23,282	-
Real estate - mortgage	483	1,968	1,844	4,295	131,214	135,509	-
Obligations of states and political subdivisions	-	-	-	-	12,888	12,888	-
Personal	1	-	-	1	4,627	4,628	-
Total	$1,467	$2,003	$3,349	$6,819	$300,848	$307,667	$-

As of December 31, 2014	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans Past Due greater than 90 Days and Accruing

Commercial, financial and agricultural	$2	$12	$-	$14	$23,724	$23,738	$-
Real estate - commercial	388	61	1,717	2,166	87,834	90,000	-
Real estate - construction	-	104	336	440	20,273	20,713	-
Real estate - mortgage	498	1,326	2,968	4,792	135,884	140,676	400
Obligations of states and political subdivisions	-	-	-	-	15,730	15,730	-
Personal	17	-	-	17	4,027	4,044	-
Total	$905	$1,503	$5,021	$7,429	$287,472	$294,901	$400

The following table summarizes information regarding troubled debt restructurings by loan portfolio class at September 30, 2015 and December 31, 2014, in thousands of dollars.

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment
As of September 30, 2015
Accruing troubled debt restructurings:
Real estate - mortgage	6	$254	$282	$239
Real estate – commercial	1	148	148	143
	7	$402	$430	$382

As of December 31, 2014
Accruing troubled debt restructurings:
Real estate - mortgage	6	$254	$282	$256
Real estate - commercial	1	148	148	145

Non-accruing troubled debt restructurings:
Real estate - mortgage	1	364	371	366
	8	$766	$801	$767

The Company’s troubled debt restructurings are also impaired loans, which may result in a specific allocation and subsequent charge-off if appropriate. As of September 30, 2015 there were no specific reserves carried for troubled debt restructurings, but one troubled debt restructured loan was foreclosed upon during the second quarter of 2015, resulting in a charge-off of $90,000 and an addition to OREO of $265,000. There were no other defaults of troubled debt restructurings that took place during the three or nine months ended September 30, 2015 and 2014 within 12 months of restructure. On December 31, 2014, there were no specific reserves carried for troubled debt restructured loans and no charge-offs relating to the troubled debt restructurings. The amended terms of the restructured loans vary, whereby interest rates have been reduced, principal payments have been reduced or deferred for a period of time and/or maturity dates have been extended.

There were no loans whose terms have been modified resulting in troubled debt restructurings during the three months or nine months ended September 30, 2015. The following table summarizes loans whose terms had been modified resulting in troubled debt restructurings during the three and nine months ended September 30, 2014, in thousands of dollars:

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment
Three months ended September 30, 2014
Accruing troubled debt restructurings:
Real estate - mortgage	1	$33	$33	$33
	1	$33	$33	$33
Nine months ended September 30, 2014
Accruing troubled debt restructurings:
Real estate - mortgage	2	$82	$82	$79
	2	$82	$82	$79

Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process at September 30, 2015 and December 31, 2014 totaled $877,000 and $384,000, respectively.

The following tables summarize the activity in the allowance for loan losses and related investments in loans receivable (in thousands):

As of, and for the periods ended, September 30, 2015

Allowance for loan losses:	Commercial, financial and agricultural	Real estate - commercial	Real estate - construction	Real estate - mortgage	Obligations of states and political subdivisions	Personal	Total
Beginning balance, July 1, 2015	$232	$752	$158	$1,134	$-	$39	$2,315
Charge-offs	-	-	-	(87)	-	(9)	(96)
Recoveries	-	-	-	-	-	2	2
Provisions	10	(1)	17	103	-	11	140
Ending balance, September 30, 2015	$242	$751	$175	$1,150	$-	$43	$2,361

Beginning balance, January 1, 2015	$222	$665	$155	$1,300	$-	$38	$2,380
Charge-offs	-	(66)	(24)	(225)	-	(15)	(330)
Recoveries	1	-	-	1	-	7	9
Provisions	19	152	44	74	-	13	302
Ending balance, September 30, 2015	$242	$751	$175	$1,150	$-	$43	$2,361

	Commercial, financial and agricultural	Real estate - commercial	Real estate - construction	Real estate - mortgage	Obligations of states and political subdivisions	Personal	Total
Allowance for loan losses:
Ending balance	$242	$751	$175	$1,150	$-	$43	$2,361
evaluated for impairment
individually	$-	$-	$-	$11	$-	$-	$11
collectively	$242	$751	$175	$1,139	$-	$43	$2,350

Loans:
Ending balance	$28,743	$102,617	$23,282	$135,509	$12,888	$4,628	$307,667
evaluated for impairment
individually	$472	$2,318	$262	$2,727	$-	$-	$5,779
collectively	$28,271	$100,299	$23,020	$132,782	$12,888	$4,628	$301,888

As of, and for the periods ended, September 30, 2014

Allowance for loan losses:	Commercial, financial and agricultural	Real estate - commercial	Real estate - construction	Real estate - mortgage	Obligations of states and political subdivisions	Personal	Total
Beginning balance, June 1, 2014	$225	$689	$195	$1,208	$-	$41	$2,358
Charge-offs	(2)	(87)	(18)	(23)	-	(5)	(135)
Recoveries	-	1	-	-	-	2	3
Provisions	9	19	(1)	80	-	3	110
Ending balance, September 30, 2014	$232	$622	$176	$1,265	$-	$41	$2,336

Beginning balance, January 1, 2014	$253	$534	$212	$1,246	$-	$42	$2,287
Charge-offs	(4)	(92)	(18)	(86)	-	(8)	(208)
Recoveries	3	5	-	-	-	2	10
Provisions	(20)	175	(18)	105	-	5	247
Ending balance, September 30, 2014	$232	$622	$176	$1,265	$-	$41	$2,336

	Commercial, financial and agricultural	Real estate - commercial	Real estate - construction	Real estate - mortgage	Obligations of states and political subdivisions	Personal	Total
Allowance for loan losses:
Ending balance	$232	$622	$176	$1,265	$-	$41	$2,336
evaluated for impairment
individually	$-	$-	$48	$63	$-	$-	$111
collectively	$232	$622	$128	$1,202	$-	$41	$2,225

Loans:
Ending balance	$24,230	$87,268	$19,266	$140,327	$11,937	$4,413	$287,441
evaluated for impairment
individually	$14	$2,402	$504	$3,553	$-	$12	$6,485
collectively	$24,216	$84,866	$18,762	$136,774	$11,937	$4,401	$280,956

As of December 31, 2014

	Commercial, financial and agricultural	Real estate - commercial	Real estate - construction	Real estate - mortgage	Obligations of states and political subdivisions	Personal	Total
Allowance for loan losses:
Ending balance	$222	$665	$155	$1,300	$-	$38	$2,380
evaluated for impairment
individually	$-	$-	$-	$150	$-	$-	$150
collectively	$222	$665	$155	$1,150	$-	$38	$2,230

Loans:
Ending balance	$23,738	$90,000	$20,713	$140,676	$15,730	$4,044	$294,901
evaluated for impairment
individually	$1	$2,264	$336	$3,952	$-	$-	$6,553
collectively	$23,737	$87,736	$20,377	$136,724	$15,730	$4,044	$288,348

7. Goodwill and core deposit intangible

On September 8, 2006, the Company completed the acquisition of a branch office in Richfield, PA. Goodwill at September 30, 2015 and December 31, 2014 was $2,046,000. Core deposit intangible was $41,000 net of amortization of $409,000 at September 30, 2015 and $74,000 net of amortization of $375,000 at December 31, 2014. The core deposit intangible is being amortized over a ten-year period on a straight line basis. Core deposit amortization expense was $11,000 and $34,000 in each of the three and nine month periods ending September 30, 2015 and 2014, respectively. The goodwill is not amortized, but is measured annually for impairment or more frequently if certain events occur which might indicate goodwill has been impaired. There was no impairment of goodwill during the three and nine month periods ended September 30, 2015 or 2014.

8. Investment in Unconsolidated Subsidiary

The Company owns 39.16% of the outstanding common stock of Liverpool Community Bank (LCB), Liverpool, PA. This investment is accounted for under the equity method of accounting and is being carried at $4,502,000 as of September 30, 2015. The Company increases its investment in LCB for its share of earnings and decreases its investment by any dividends received from LCB. The investment is evaluated quarterly for impairment. A loss in value of the investment which is determined to be other than a temporary decline would be recognized as a loss in the period in which such determination is made. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of LCB to sustain an earnings capacity that would justify the current carrying value of the investment. There was no impairment of goodwill during the three or nine month periods ended September 30, 2015 and 2014.

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

The following table summarizes financial assets and financial liabilities measured at fair value as of September 30, 2015 and December 31, 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands). There were no transfers of assets between fair value Level 1 and Level 2 during the nine months ended September 30, 2015 or 2014.

		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	September 30,	for Identical	Observable	Unobservable
	2015	Assets	Inputs	Inputs
Measured at fair value on a recurring basis:
Debt securities available-for-sale:

Obligations of U.S. Government agencies and corporations	$34,000	$-	$34,000	$-
Obligations of state and political subdivisions	29,626	-	29,626	-
Mortgage-backed securities	70,793	-	70,793	-
Equity securities available-for-sale	1,902	1,902	-	-

Measured at fair value on a non-recurring basis:
Impaired loans	2,678	-	-	2,678
Mortgage servicing rights	201	-	-	201

		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	December 31,	for Identical	Observable	Unobservable
	2014	Assets	Inputs	Inputs
Measured at fair value on a recurring basis:
Debt securities available-for-sale:

Obligations of U.S. Government agencies and corporations	$50,101	$-	$50,101	$-
Obligations of state and political subdivisions	35,873	-	35,873	-
Mortgage-backed securities	55,429	-	55,429	-
Equity securities available-for-sale	1,500	1,500	-	-

Measured at fair value on a non-recurring basis:
Impaired loans	3,370	-	-	3,370
Mortgage servicing rights	193	-	-	193

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs have been used to determine fair value:

September 30, 2015	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average

Impaired loans	$2,678	Appraisal of collateral (1)	Appraisal and liquidation adjustments (2)	7% - 20%	15.5%
Mortgage servicing rights	201	Multiple of annual servicing fee	Estimated pre-payment speed, based on rate and term	300% - 400%	364%

December 31, 2014	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average

Impaired loans	$3,370	Appraisal of collateral (1)	Appraisal and liquidation adjustments (2)	7% - 15%	11.2%
Mortgage servicing rights	193	Multiple of annual servicing fee	Estimated pre-payment speed, based on rate and term	300% - 400%	360%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral that generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted downward by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

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

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

Financial Instruments

(in thousands)

	September 30, 2015		December 31, 2014
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and due from banks	$8,235	$8,235	$6,757	$6,757
Interest bearing deposits with banks	97	97	10	10
Securities	136,098	136,098	142,903	142,903
Restricted investment in FHLB stock	2,823	2,823	2,726	2,726
Loans held for sale	125	125	-	-
Loans, net of allowance for loan losses	305,306	301,588	292,521	294,083
Mortgage servicing rights	201	201	193	193
Accrued interest receivable	1,431	1,431	1,491	1,491

Financial liabilities:
Non-interest bearing deposits	86,877	86,877	77,697	77,697
Interest bearing deposits	297,547	299,690	303,187	305,635
Securities sold under agreements to repurchase	4,534	4,534	4,594	4,594
Short-term borrowings	19,996	19,996	15,950	15,950
Long-term debt	22,500	22,598	22,500	22,464
Other interest bearing liabilities	1,438	1,443	1,412	1,416
Accrued interest payable	230	230	301	301

Off-balance sheet financial instruments:
Commitments to extend credit	-	-	-	-
Letters of credit	-	-	-	-

The following presents the carrying amount, fair value and placement in the fair value hierarchy of the Company’s financial instruments not previously disclosed as of September 30, 2015 and December 31, 2014. This table excludes financial instruments for which the carrying amount approximates fair value (in thousands).

			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices in
			Active Markets	Significant	Significant
			for Identical	Other	Other
September 30, 2015	Carrying Amount	Fair Value	Assets or Liabilities	Observable Inputs	Unobservable Inputs
Financial instruments - Assets
Loans, net of allowance for loan losses	$305,306	$301,588	$-	$-	$301,588
Financial instruments - Liabilities
Interest bearing deposits	297,547	299,690	-	299,690	-
Long-term debt	22,500	22,598		22,598
Other interest bearing liabilities	1,438	1,443	-	1,443	-

			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices in
			Active Markets	Significant	Significant
			for Identical	Other	Other
December 31, 2014	Carrying Amount	Fair Value	Assets or Liabilities	Observable Inputs	Unobservable Inputs
Financial instruments - Assets
Loans, net of allowance for loan losses	292,521	294,083	-	-	294,083
Financial instruments - Liabilities
Interest bearing deposits	303,187	305,635	-	305,635	-
Long-term debt	22,500	22,464		22,464
Other interest bearing liabilities	1,412	1,416	-	1,416	-

10. Defined Benefit Retirement Plan

The Company sponsors a defined benefit retirement Plan (the “Plan”) which covers substantially all of its employees employed prior to December 31, 2007. As of January 1, 2008, the Plan was amended to close the Plan to new entrants. All active participants as of December 31, 2007 became 100% vested in their accrued benefit and, as long as they remained eligible, continued to accrue benefits until December 31, 2012. The benefits are based on years of service and the employee’s compensation. Effective December 31, 2012, the Plan was amended (frozen) to cease future service accruals after that date. The Company’s funding policy is to contribute annually no more than the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide for benefits attributed to service through December 31, 2012. The Company has made no contributions in the first nine months of 2015 and does not expect to contribute to the Plan in the remainder of 2015. Pension expense included the following components for the three and nine month periods ended September 30, 2015 and 2014:

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Components of net periodic pension cost (income)
Interest cost	$112	$106	$337	$319
Expected return on plan assets	(148)	(129)	(444)	(388)
Recognized net actuarial loss	61	10	182	30
Net periodic pension cost (income)	25	(13)	75	(39)

Amortization of net actuarial loss recognized in other comprehensive income	$(61)	$(10)	$(182)	$(30)

Total recognized in net periodic pension cost and other comprehensive income	$(36)	$(23)	$(107)	$(69)

11. Commitments, Contingent Liabilities and Guarantees

In the ordinary course of business, the Company makes commitments to extend credit to its customers through letters of credit, loan commitments and lines of credit. At September 30, 2015, the Company had $42,968,000 outstanding in loan commitments and other unused lines of credit extended to its customers as compared to $45,021,000 at December 31, 2014.

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its letters of credit. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, financial and performance letters of credit have expiration dates within one year of issuance, while commercial letters of credit have longer term commitments. The credit risk involved in issuing letters of credit is essentially the same as the risks that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. The Company had outstanding $1,941,000 and $1,703,000 of financial and performance letters of credit commitments as of September 30, 2015 and December 31, 2014, respectively. Commercial letters of credit as of September 30, 2015 totaled $10,900,000. As of December 31, 2014, there were no commercial letters of credit. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of September 30, 2015 for payments under letters of credit issued was not material. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk.

Additionally, the Company has committed to fund and sell qualifying residential mortgage loans to the Federal Home Loan Bank of Pittsburgh in the total amount of $15,000,000. As of September 30, 2015, $7,960,000 remains to be delivered on that commitment, of which $125,000 has been committed to borrowers.

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

The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, FNBPA will merge with and into the Company, with the Company continuing as the surviving entity (the “Merger”). Immediately following the consummation of the Merger, First National Bank of Port Allegany, a national banking association and wholly-owned subsidiary of FNBPA, will merge with and into JVB, with JVB continuing as the surviving entity. The Merger Agreement was approved by the Board of Directors of each of the Company and FNBPA. FNBPA shareholders may seek appraisal rights as dissenting shareholders under Pennsylvania law.

The merger is subject to customary closing conditions enumerated in the merger agreement, including receipt of regulatory approvals and the approval of both the Company’s and FNBPA’s shareholders. It is anticipated that the transaction will close by the end of 2015.

13. Subsequent Events

In October 2015, the Board of Directors declared a dividend of $0.22 per share to shareholders of record on November 13, 2015, payable on December 1, 2015.

On November 4, 2015 the shareholders of FNBPA voted in favor of the proposed merger and on November 5, 2015, the Company’s shareholders also voted in favor of the proposed merger. Completion of the merger is subject to the approval of various regulatory agencies, all of which have been received, as well as customary closing conditions. The merger is now expected to be completed by November 30, 2015.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements:

The information contained in this Quarterly Report on Form 10-Q contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder) including statements which are not historical facts or address trends or management's intentions, plans, beliefs, expectations or opinions.  Such forward looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward looking statements including, without limitation:

•	the effect of market interest rates, particularly a continuing period of low market interest rates, and relative balances of rate-sensitive assets to rate-sensitive liabilities, on net interest margin and net interest income; the effect of competition on rates of deposit and loan growth and net interest margin;
•	the impact of adverse changes in the economy and real estate markets, including protracted periods of low-growth and sluggish loan demand;
•	increases in non-performing assets, which may result in increases in the allowance for credit losses, loan charge-offs and elevated collection and carrying costs related to such non-performing assets;
•	other income growth, including the impact of regulatory changes which have reduced debit card interchange revenue;
•	investment securities gains and losses, including other than temporary declines in the value of securities which may result in charges to earnings;
•	the level of other expenses, including salaries and employee benefit expenses;
•	the increasing time and expense associated with regulatory compliance and risk management;
•	the uncertainty and lack of clear regulatory guidance associated with the delay in implementing many of the regulations mandated by the Dodd Frank Act;
•	capital and liquidity strategies, including the expected impact of the capital and liquidity requirements proposed by the Basel III standards;
•	non-recurring expenses related to the merger with FNBPA and incurred as a result of integrating operations could affect the results of operations in the period in which such charges are recorded;
•	If the merger is not completed, the Company will have incurred substantial expenses without realizing the expected benefits of the merger; and
•	All anticipated benefits of the merger may not be realized.

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

General:

The following discussion relates to the consolidated financial condition of the Company as of September 30, 2015, as compared to December 31, 2014, and the consolidated results of operations for the three and nine months ended September 30, 2015, compared to the same periods in 2014. This discussion should be read in conjunction with the interim consolidated financial statements and related notes included herein.

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

Financial Condition:

Total assets as of September 30, 2015, were $488.4 million, an increase of 1.6% compared to December 31, 2014. Comparing the balances at September 30, 2015 and December 31, 2014, deposits increased by $3.5 million, with non-interest bearing deposits increasing by $9.2 million and interest-bearing deposits decreasing by $5.6 million. The Company’s investment portfolio decreased by $6.8 million and borrowings increased by $4.0 million.

The table below shows changes in deposit volumes by type of deposit (in thousands of dollars) between December 31, 2014 and September 30, 2015.

	September 30,	December 31,	Change
	2015	2014	$	%
Deposits:
Demand, non-interest bearing	$86,877	$77,697	$9,180	11.8%
Interest bearing demand and money market	97,811	95,675	2,136	2.2
Savings	74,543	67,430	7,113	10.5
Time deposits, $100,000 and more	24,636	27,705	(3,069)	(11.1)
Other time deposits	100,557	112,377	(11,820)	(10.5)
Total deposits	$384,424	$380,884	$3,540	0.9%

Overall, loans increased $12.8 million, or 4.3%, between December 31, 2014 and September 30, 2015, as shown in the table below (in thousands of dollars), primarily due to increases in commercial lending, partially offset by reductions in residential real estate loans and loans to states and political subdivisions..

	September 30,	December 31,	Change
	2015	2014	$	%
Loans:
Commercial, financial and agricultural	$28,743	$23,738	$5,005	21.1%
Real estate - commercial	102,617	90,000	12,617	14.0
Real estate - construction	23,282	20,713	2,569	12.4
Real estate - mortgage	135,509	140,676	(5,167)	(3.7)
Obligations of states and political subdivisions	12,888	15,730	(2,842)	(18.1)
Personal	4,628	4,044	584	14.4
Total loans	$307,667	$294,901	$12,766	4.3%

A summary of the activity in the allowance for loan losses for each of the nine-month periods ended September 30, 2015 and 2014 (in thousands) is presented below.

	Periods Ended September 30,
	2015	2014
Balance of allowance - January 1	$2,380	$2,287
Loans charged off	(330)	(208)
Recoveries of loans previously charged off	9	10
Net charge-offs	(321)	(198)
Provision for loan losses	302	247
Balance of allowance - end of period	$2,361	$2,336

Ratio of net charge-offs during period to
average loans outstanding	0.11%	0.07%

As of September 30, 2015, 47 loans, with aggregate outstanding balances of $5,779,000, were individually evaluated for impairment. A collateral analysis was performed on each of these 47 loans in order to establish a portion of the reserve needed to carry impaired loans at fair value. As a result, two loans were determined to have insufficient collateral, and specific reserves, totaling $11,000, were established for the impaired loans.

Management believes that the specific reserves carried are adequate to cover potential future losses related to these relationships. There are no other material loans classified as loss, doubtful, substandard, or special mention which management expects to significantly impact future operating results, liquidity or capital resources.

Following is a summary of the Bank’s non-performing loans on September 30, 2015 as compared to December 31, 2014.

(Dollar amounts in thousands)

	As of and for the	As of and for the
	nine months ended	year ended
Non-performing loans	September 30, 2015	December 31, 2014
Non-accrual loans	$4,405	$4,880
Accruing loans past due 90 days or more	-	400
Restructured nonaccrual loans in default	-	366
Total	$4,405	$5,646

Average loans outstanding	$296,895	$281,608

Ratio of non-performing loans to average loans outstanding	1.48%	2.00%

During the second quarter of 2014, the Company initiated a leverage strategy and issued long-term debt in the amount of $22,500,000, with maturities ranging from two years to five years, at fixed rates ranging from 0.63% to 2.0%. The funds were used to purchase investment securities with similar projected average lives.

Stockholders’ equity increased from December 31, 2014 to September 30, 2015 by $710,000, or 1.4%. The Company’s net income exceeded dividends paid by $168,000. The adjustment to accumulated other comprehensive loss to record the amortization of the net actuarial loss of the Company’s defined benefit retirement plan increased the Company’s equity by $118,000. The change in market value of securities available for sale increased shareholders’ equity by $388,000 when comparing September 30, 2015 to December 31, 2014. The Company’s employees invested $57,000 pursuant to the Employee Stock Purchase Plan and were issued a total of 3,242 shares of stock during the second quarter of 2015, and stock based compensation expense recorded pursuant to the Company’s Stock Option Plan added $42,000 during the nine month period.

Subsequent to September 30, 2015, the following events took place:

On October 20, 2015, the Board of Directors declared a cash dividend of $0.22 per share to shareholders of record on November 13, 2015, payable on December 1, 2015.

On November 4, 2015 the shareholders of FNBPA voted in favor of the proposed merger and on November 5, 2015, the Company’s shareholders also voted in favor of the proposed merger. Completion of the merger is subject to the approval of various regulatory agencies, all of which have been received, as well as customary closing conditions. The merger is now expected to be completed by November 30, 2015.

Comparison of the Three Months Ended September 30, 2015 and 2014

Operations Overview:

Net income for the third quarter of 2015 was $1,008,000, a decrease of $50,000, or 4.7%, when compared to the third quarter of 2014. The decrease was due primarily to increases in employee compensation and employee benefits along with merger and acquisition costs, in the third quarter of 2015 as compared to the same period in 2014; these factors offset increases in net interest income and non-interest income. The increase in non-interest income in the third quarter of 2015 was due to life insurance proceeds in the third quarter of 2015 and an increase in customer service fees, offset by a reduction in fees derived from mortgage banking income and fees derived from other loan activity. Basic and diluted earnings per share were $0.24 in the third quarter of 2015 compared to $0.25 in the third quarter of 2014. Presented below are selected key ratios for the two periods:

	Three Months Ended
	September 30,
	2015	2014
Return on average assets (annualized)	0.84%	0.89%
Return on average equity (annualized)	8.03%	8.30%
Average equity to average assets	10.41%	10.69%

Non-interest income, excluding securities gains, as a percentage of average assets (annualized)	0.97%	0.92%
Non-interest expense as a percentage of average assets (annualized)	3.07%	2.80%

Excluding tax-effected merger and acquisition costs of $145,000 incurred during the third quarter ending September 30, 2015, annualized return on average assets and annualized return on average equity were 0.96% and 9.18%, respectively.

The discussion that follows further explains changes in the components of net income when comparing the third quarter of 2015 with the third quarter of 2014.

Net Interest Income:

Net interest income was $3,803,000 for the third quarter of 2015, as compared to $3,567,000 in the same quarter in 2014. Average earning assets increased by 1.5%, and the net interest margin, on a fully tax equivalent basis, increased by 18 basis points.

Average loan balances increased by $20.2 million, or 7.1%, and interest on loans increased $64,000 in the third quarter of 2015 as compared to the same period in 2014. The increase in average loans outstanding increased interest income by $227,000 but was partially offset by a decrease of 25 basis points in the average weighted yield that reduced interest income by approximately $163,000.

Interest earned on investment securities decreased $8,000 in the third quarter of 2015 as compared to the third quarter of 2014. Yield increases added $52,000, while average balance reductions reduced interest income by $60,000. The overall pre-tax yield on the investment securities portfolio increased during the period by 15 basis points, with the average balance decreasing by $13.7 million.

Total average earning assets during the third quarter of 2015 were $441.5 million, compared to $435.2 million during the third quarter of 2014, yielding 3.88% in both periods. Average interest-bearing liabilities decreased by $2.1 million, while average non-interest bearing deposits increased $7.5 million. The decrease in average interest-bearing liabilities was primarily due to a reduction in time deposits. The cost to fund interest bearing assets dropped by 17 basis points, to 0.43%, in the third quarter of 2015 compared to the third quarter of 2014.

Net interest margin on a fully tax-equivalent basis for the third quarter of 2015 was 3.59%. For the same period in 2014, the fully-tax equivalent net interest margin was 3.41%.

AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

(Dollars in thousands)

	Three Months Ended			Three Months Ended
	September 30, 2015			September 30, 2014
	Average		Yield/	Average		Yield/	Increase (Decrease) Due To (6)
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate	Volume	Rate	Total
ASSETS
Interest earning assets:
Taxable loans (5)	$278,346	$3,430	4.93%	$264,370	$3,417	5.17%	$178	$(165)	$13
Tax-exempt loans	25,556	200	3.10	19,299	149	3.06	49	2	51
Total loans	303,902	3,630	4.78	283,669	3,566	5.03	227	(163)	64
Taxable investment securities	109,495	539	1.97	116,411	529	1.82	(33)	43	10
Tax-exempt investment securities	27,989	113	1.61	34,803	131	1.51	(27)	9	(18)
Total investment securities	137,484	652	1.90	151,214	660	1.75	(60)	52	(8)
								-	-
Interest bearing deposits	84	0	1.89	275	1	1.44	(1)	0	(1)
Total interest earning assets	441,470	4,282	3.88	435,158	4,227	3.88	166	(111)	55

Other assets (7)	41,002			41,680
Total assets	$482,472			$476,838

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Interest bearing demand deposits (2)	$98,679	43	0.17	$102,530	44	0.17	(2)	1	(1)
Savings deposits	74,240	19	0.10	65,092	16	0.10	2	1	3
Time deposits	125,794	324	1.02	146,254	523	1.42	(66)	(133)	(199)
Short-term and long-term borrowings and other interest bearing liabilities	44,748	93	0.82	31,710	77	0.96	28	(12)	16
Total interest bearing liabilities	343,461	479	0.55	345,586	660	0.75	(38)	(143)	(181)

Non-interest bearing liabilities:
Demand deposits	83,899			76,421
Other	4,880			3,865
Stockholders' equity	50,232			50,966
Total liabilities and stockholders' equity	$482,472			$476,838
Net interest income and net interest rate spread		$3,803	3.33%		$3,567	3.13%	$204	$32	$236
Net interest margin on interest earning assets (3)			3.45%			3.28%
Net interest income and net interest margin-Tax equivalent basis (4)		$3,965	3.59%		$3,711	3.41%

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

Provision for Loan Losses:

In the third quarter of 2015, the provision for loan losses was $140,000, as compared to a provision of $110,000 in the third quarter of 2014. Management regularly reviews the adequacy of the loan loss reserve and makes assessments as to specific loan impairment, historical charge-off expectations, general economic conditions in the Bank’s market area, specific loan quality and other factors. As of September 30, 2015, non-performing loans as a percentage of average outstanding loans was 1.48%, improved from 2.00% on December 31, 2014 and from 1.98% on September 30, 2014. Factors affecting the provision for loan losses were the increased loan balances and credit concentrations partially offset by the improvement in non-performing loans. See the earlier discussion in the Financial Condition section, explaining the information used to determine the provision.

Non-interest Income:

Non-interest income in the third quarter of 2015 was $1,193,000, compared to $1,093,000 in the third quarter of 2014, representing an increase of $100,000, or 9.1%.

Most significantly impacting the comparative third quarter periods was a $98,000 gain from life insurance recorded in the third quarter of 2015; no similar corresponding gain was recorded in the 2014 period. Because the Company carries BOLI, unexpected gains such as the one recorded for the 2015 period can occur from time to time. Also significantly impacting recurring non-interest income in the third quarter of 2015 was an increase in customer service fees of $76,000, or 23.8%, in the third quarter of 2015 as compared to the same period in 2014. The increase was attributable to the repricing and introduction of a new checking account lineup in the third quarter of 2014, which includes a service to depositors that provides detection, suppression and repair of a wide spectrum of identity theft issues. Another non-recurring item in the third quarter of 2014 was a lump-sum fee of $39,000 collected on a terminated trust relationship, resulting in elevated trust fees for that period. Excluding the lump-sum termination fee, revenues from trust services increased by $20,000, or 23.5%. Of the $20,000 increase, $15,000 represented estate settlement fees in 2015 that were not recorded in 2014.

Commissions from the sales of non-deposit products decreased in the third quarter of 2015 by $28,000, or 31.5%, as sales activity decreased. Fees derived from loan activity decreased by $30,000, or 38.0%, due primarily to a decrease in title insurance fees.

The Company originates mortgages to sell on the secondary market, while retaining the servicing rights; the Company has built a servicing portfolio of approximately $21.5 million as of September 30, 2015. The mortgage servicing right asset, as of September 30, 2015, was $201,000. Mortgage banking income is made up of origination and servicing fees collected from the buyer, origination points collected from the borrower and an adjustment to the fair value of the mortgage servicing rights asset. In the third quarter of 2015, mortgage banking income was $30,000, a decrease of $24,000, or 44.4%, from the third quarter of 2014, due to lower activity.

Less significant changes in non-interest income categories included slight changes in debit card fee income, earnings on bank-owned life insurance, income from unconsolidated subsidiary and other miscellaneous income.

Net gains of $18,000 were realized on securities transactions in the third quarter of 2015 as compared to the third quarter of 2014 when net gains of $2,000 were realized.

As a percentage of average assets, annualized non-interest income, exclusive of net gains on the sale of securities, was 0.97% in the third quarter of 2015 as compared to 0.92% in the third quarter of 2014. Excluding the gain from life insurance proceeds mentioned above, the ratio in the third quarter of 2015 would have been 0.89%.

Non-interest Expense:

Total non-interest expense for the third quarter of 2015 was $3,702,000, or 10.9%, higher as compared to the third quarter of 2014. Expenses of $153,000, related to the aforementioned definitive merger agreement were recorded in the third quarter of 2015 with no comparable expenses in the prior year period. Merger costs will also be recorded through the next three quarters as the transaction closes and operational transitions are completed. These non-recurring costs will be necessary for the completion and integration of the merger. Excluding the merger and acquisition expenses, non-interest expense for the third quarter of 2015 was $3,549,000, an increase of 6.3% over the third quarter of 2014. Employee compensation expense increased by $51,000, due primarily to staffing increases. Employee benefits costs increased by $135,000, or 44.9%, due to increased medical insurance and defined benefit plan costs. With respect to “Other non-interest expense”, the provision for potential losses on unfunded loan commitments in the third quarter of 2015 exceeded that in the third quarter of 2014 by $33,000, due to the increased volume of approved but unfunded loan commitments. All remaining non-interest expense categories had minor variances when comparing the third quarter of 2015 to the third quarter of 2014; in the aggregate these expense categories were less in the 2015 third quarter than in the 2014 third quarter by $8,000.

As a percentage of average assets, annualized non-interest expense was 3.07% in the third quarter of 2015 compared to 2.80% in the third quarter of 2014. Excluding merger and acquisition expenses, annualized non-interest expense as a percentage of average assets was 2.94%.

Provision for income taxes:

Income tax expense in the third quarter of 2015 was $146,000 as compared to the $154,000 recorded in the third quarter of 2014. The Company qualifies for a federal tax credit for a low-income housing project investment, and the tax provisions for each period reflect the application of the tax credit. For the third quarter of 2015, the tax credit lowered the effective tax rate from 25.1% to 12.6%. In the third quarter of 2014, the tax credit lowered the effective tax rate from 24.5% to 12.7%.

Comparison of the Nine Months Ended September 30, 2015 and 2014

Operations Overview:

Net income for the nine months of 2015 was $2,933,000, a decrease of $191,000, or 6.1%, compared to the first nine months of 2014. The decrease was due primarily to increased cost of employee benefits and merger and acquisition costs in the first nine months of 2015 as compared to the same period in 2014; these factors, along with an increased provision for loan losses, offset increases in net interest income and non-interest income. Basic and diluted earnings per share were $0.70 in the first nine months of 2015, representing a decrease of 5.4% from the $0.74 earned in the first nine months of 2014. Annualized return on average equity for the first nine months in 2015 was 7.79%, compared to 8.23% for the same period in the prior year, a decrease of 5.3%. For the nine months ended September 30, annualized return on average assets was 0.82% in 2015, versus 0.89% in 2014. Excluding tax-effected merger and acquisition costs of $200,000 incurred during the year-to-date period ending September 30, 2015, annualized return on average assets and annualized return on average equity were 0.87% and 8.32%, respectively. Presented below are selected key ratios for the two periods:

	Nine Months Ended
	September 30,
	2015	2014
Return on average assets (annualized)	0.82%	0.89%
Return on average equity (annualized)	7.79%	8.23%
Average equity to average assets	10.50%	10.83%

Non-interest income, excluding securities gains, as a percentage of average assets (annualized)	0.93%	0.91%
Non-interest expense as a percentage of average assets (annualized)	3.05%	2.88%

The discussion that follows explains changes in the components of net income when comparing the first nine months of 2015 with the first nine months of 2014.

Net Interest Income:

Net interest income was $11,188,000 for the first nine months of 2015, as compared to $10,618,000 in the same period in 2014, an increase of $570,000, or 5.4%. Average earning assets increased by $11.1 million, or 2.6%, and the net interest margin on a fully tax equivalent basis increased by 9 basis points.

On average, loans outstanding increased by $18.4 million, or 6.6%. Interest on loans decreased $53,000, or 0.5%, in the first nine months of 2015 as compared to the same period in 2014. An average weighted yield decrease of 34 basis points lowered interest income by approximately $703,000, while the higher volume of loans partially offset that decrease by $650,000.

Interest earned on investment securities increased $196,000 in the first nine months of 2015 as compared to 2014, with average balances decreasing $5.2 million during the period. The overall pre-tax yield on the investment securities portfolio increased during the period by 25 basis points.

Average interest-bearing liabilities increased by $6.4 million, and average non-interest bearing deposits increased $3.8 million. The cost of interest bearing liabilities decreased by 19 basis points as a result of the extended low general rate environment and the shift in the mix of interest bearing liabilities.

Total average earning assets during the first nine months of 2015 were $436.9 million, compared to $425.7 million during the first nine months of 2014, yielding 3.88% in 2015 versus 3.94% in 2014. Funding costs for earning assets were 0.47% and 0.62% for the first nine months of 2015 and 2014, respectively. Net interest margin on a fully tax-equivalent basis for the first nine months of 2015 was 3.55%. For the same period in 2014, the fully-tax equivalent net interest margin was 3.46%.

AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

(Dollars in thousands)

	Nine Months Ended			Nine Months Ended
	September 30, 2015			September 30, 2014
	Average		Yield/	Average		Yield/	Increase (Decrease) Due To (6)
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate	Volume	Rate	Total
ASSETS
Interest earning assets:
Taxable loans (5)	$272,700	$10,182	4.98%	$258,035	$10,317	5.33%	$567	$(702)	$(135)
Tax-exempt loans	24,195	543	3.00	20,475	461	3.01	83	(1)	82
Total loans	296,895	10,725	4.82	278,510	10,778	5.16	650	(703)	(53)
Taxable investment securities	110,439	1,657	2.00	110,347	1,419	1.71	1	237	238
Tax-exempt investment securities	29,216	345	1.58	34,510	387	1.50	(62)	20	(42)
Total investment securities	139,655	2,002	1.91	144,857	1,806	1.66	(61)	257	196
								-	-
Interest bearing deposits	343	1	0.43	1,749	3	0.23	(3)	1	(2)
Federal funds sold	21	-	0.19	608	1	0.22	(1)	-	(1)
Total interest earning assets	436,914	12,728	3.88	425,724	12,588	3.94	585	(445)	140

Other assets (7)	41,022			41,346
Total assets	$477,936			$467,070

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Interest bearing demand deposits (2)	$97,323	117	0.16	$97,736	124	0.17	(1)	(6)	(7)
Savings deposits	71,927	54	0.10	65,039	48	0.10	5	1	6
Time deposits	130,925	1,109	1.13	149,667	1,640	1.47	(188)	(343)	(531)
Short-term and long term borrowings and other interest bearing liabilities	41,581	260	0.84	22,907	158	0.92	118	(16)	102
Total interest bearing liabilities	341,756	1,540	0.60	335,349	1,970	0.79	(66)	(364)	(430)

Non-interest bearing liabilities:
Demand deposits	80,953			77,175
Other	5,042			3,955
Stockholders' equity	50,185			50,591
Total liabilities and stockholders' equity	$477,936			$467,070
Net interest income and net interest rate spread		$11,188	3.28%		$10,618	3.15%	$651	$(81)	$570
Net interest margin on interest earning assets (3)			3.41%			3.32%
Net interest income and net interest margin-Tax equivalent basis (4)		$11,055	3.55%		$11,055	3.46%

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

7) Includes gross unrealized gains (losses) on securities available for sale.

Provision for Loan Losses:

In the first nine months of 2015, the provision for loan losses was $302,000, as compared to a provision of $247,000 in the first nine months of 2014. Management regularly reviews the adequacy of the loan loss reserve and makes assessments as to specific loan impairment, historical charge-off expectations, general economic conditions in the Bank’s market area, specific loan quality and other factors. See the earlier discussion in the Financial Condition section, explaining the information used to determine the provision.

Non-interest Income:

Non-interest income in the first nine months of 2015 was $3,323,000, an increase of $140,000, or 4.4%, compared to $3,183,000 in the first nine months of 2014. Most significantly impacting non-interest income in the first nine months of 2015 was a $271,000, or 30.9% increase in customer service fees, attributable to the repricing and introduction of a new checking account lineup in the third quarter of 2014, which includes a service to depositors that provides detection, suppression and repair of a wide spectrum of identity theft issues. There were infrequently occurring events in both year-to-date periods that resulted in an offsetting decrease in non-interest income of $146,000 in 2015 as compared to 2014. In the first nine months of 2014, trust fee income included the collection of one-time fees of $79,000 from two terminated accounts. There were no corresponding fees recorded in the 2015 period. Additionally, death benefits related to bank-owned life insurance were recorded in both comparative periods and added $98,000 to non-interest income in 2015 as compared to $165,000 in 2014. Unexpected gains from death benefits occur from time to time.

As a percentage of average assets, annualized non-interest income, exclusive of net gains on the sale of securities, was 0.93% in the first nine months of 2015 versus 0.91% in the first nine months of 2014.

Non-interest Expense:

Total non-interest expense was $10,927,000 for the first nine months of 2015, $852,000, or 8.5%, higher than in the first nine months of 2014.

The increase was primarily due to increases in employee compensation and benefits and costs associated with merger and acquisition activities.

Compensation expense for the first nine months of 2015 increased by $166,000, or 3.8%, as compared to the first nine months of 2014, due to a number of factors. Full-time equivalent employment increased as of September 30, 2015 as compared to September 30, 2014, and Company-wide annual salary adjustments occurred early in the second quarter of 2015.

Costs of employee benefits was $1,459,000 in the first nine months of 2015 versus $1,067,000 in the first nine months of 2014, representing an increase of $392,000, or 36.7%. The increase was primarily due to higher medical insurance expenses of $255,000 within the Company’s self-funded plan and higher costs associated with the frozen defined benefit plan of $114,000.

Costs associated with merger and acquisition activities, as discussed earlier, added $211,000 of non-interest expense to the first nine months of 2015, with no corresponding expenses recorded in the same period one year ago.

As a percentage of average assets, annualized non-interest expense was 3.05% for the nine months ended September 30, 2015 as compared to 2.88% for the same nine month period in 2014. Exclusive of merger and acquisition costs, annualized non-interest expense was 2.99% of average assets.

Provision for income taxes:

Income tax expense in the first nine months of 2015 was $349,000 as compared to the $355,000 recorded in the first nine months of 2014. The Company qualifies for a federal tax credit for its low-income housing project investment, and the tax provisions for each period reflect the application of the tax credit. The tax credit recorded in the first nine months of 2015 and 2014 was $431,000, offsetting $780,000 in regular tax expense in the 2015 period and $786,000 of regular tax expense in the 2014 period. For the first nine months of 2015, the tax credit lowered the effective tax rate from 23.8% to 10.6% as compared to the same period in 2014, in which the tax credit lowered the effective tax rate from 22.6% to 10.2%.

Liquidity:

The objective of liquidity management is to ensure that sufficient funding is available, at a reasonable cost, to meet the ongoing operational cash needs of the Company and to take advantage of income producing opportunities as they arise. While the desired level of liquidity will vary depending upon a variety of factors, it is the primary goal of the Company to maintain a high level of liquidity in all economic environments. Principal sources of asset liquidity are provided by loans and securities maturing in one year or less, and other short-term investments, such as federal funds sold and cash and due from banks. Liability liquidity, which is more difficult to measure, can be met by attracting deposits and maintaining the core deposit base. The Company is a member of the Federal Home Loan Bank of Pittsburgh for the purpose of providing short-term liquidity when other sources are unable to fill these needs. During the first nine months of 2015, overnight borrowings from the Federal Home Loan Bank averaged $6,828,000. As of September 30, 2015, the Company had short term borrowings and long-term debt with the Federal Home Loan Bank of $19,996,000 and $22,500,000, respectively, and had remaining unused borrowing capacity with the Federal Home Loan Bank of $90.2 million.

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

On June 26, 2015, the Company and FNBPA, entered into a merger agreement that provides for the combination of the two companies. Under the merger agreement, FNBPA will merge with and into the Company, with the Company remaining as the surviving entity, and the separate corporate existence of FNBPA will cease.  First National Bank of Port Allegany, a wholly-owned subsidiary of FNBPA, will merge with and into JVB, with JVB continuing as the surviving entity.  The cash portion of the merger consideration is estimated to be between $2,500,000 and $3,800,000 and will be funded by available cash. For further discussion on the merger, please see the Merger Agreement section of the Management’s Discussion and Analysis.

Off-Balance Sheet Arrangements:

The Company’s consolidated financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk, credit risk, and interest rate risk. These commitments consist mainly of loans approved but not yet funded, unused lines of credit and outstanding letters of credit. These commitments were made using the same credit standards as are used for on-balance sheet instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment terms. Letters of credit are conditional commitments issued to guarantee the financial performance obligation of a customer to a third party. Unused commitments and letters of credit at September 30, 2015 were $42,968,000 and $12,841,000, respectively. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to the Company. Management believes that any amounts actually drawn upon can be funded in the normal course of operations. Additionally, the Company has committed to fund and sell qualifying residential mortgage loans to the Federal Home Loan Bank of Pittsburgh in the total amount of $15,000,000. As of September 30, 2015, $7,960,000 remains to be delivered on that commitment, of which $125,000 has been committed to borrowers. The Company has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or the availability of capital resources.

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

According to the new rules, CET1 is comprised of common stock plus related surplus, net of treasury stock and other contra-equity components, retained earnings and accumulated other comprehensive income. However, certain banking institutions, including the Bank, were permitted to make a one-time election to opt out of the requirement to include most components of AOCI in CET1. This opt-out option was available only on March 31, 2015. The Bank elected to opt-out. At September 30, 2015, the Bank exceeded the regulatory requirements to be considered a "well capitalized" financial institution, under the new rules.

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

The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, FNBPA will merge with and into the Company, with the Company continuing as the surviving entity (the “Merger”). Immediately following the consummation of the Merger, First National Bank of Port Allegany, a national banking association and wholly-owned subsidiary of FNBPA, will merge with and into JVB, with JVB continuing as the surviving entity. The Merger Agreement was approved by the Board of Directors of each of the Company and FNBPA. FNBPA shareholders may seek appraisal rights as dissenting shareholders under Pennsylvania law.

The merger is subject to customary closing conditions enumerated in the merger agreement, including receipt of regulatory approvals and the approval of both the Company’s and FNBPA’s shareholders, all of which have been received. It is anticipated that the transaction will close by the end of 2015.

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

Declines and volatility in the values of financial institution stocks in the last several years have significantly reduced the likelihood of realizing significant gains in the near-term. Although the Company has realized occasional gains from this portfolio in the past, the primary objective of the portfolio is to achieve value appreciation in the long term while earning consistently attractive after-tax yields from dividends. The carrying value of the financial institutions stocks accounted for 0.3% of the Company’s total assets as of September 30, 2015. Management performs an impairment analysis on the entire investment portfolio, including the financial institutions stocks, on a quarterly basis. For the nine months ended September 30, 2015, no “other-than-temporary” impairment was identified. There is no assurance that declines in market values of the common stock portfolio in the future will not result in “other-than-temporary” impairment charges, depending upon facts and circumstances present.

The equity investments in the Company’s portfolio had an adjusted cost basis of approximately $1,535,000 and a fair value of $1,902,000 at September 30, 2015. Net unrealized gains in this portfolio were approximately $367,000 at September 30, 2015.

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

The primary objective of the Company’s asset-liability management process is to maximize current and future net interest income within acceptable levels of interest rate risk while satisfying liquidity and capital requirements. Management recognizes that a certain amount of interest rate risk is inherent, appropriate and necessary to ensure profitability. A simulation analysis is used to assess earnings and capital at risk from movements in interest rates. The model considers three major factors: (1) volume differences; (2) repricing differences; and (3) timing in its income simulation. As of the most recent model run, data was disseminated into appropriate repricing buckets, based upon the static position at that time. The interest-earning assets and interest-bearing liabilities were assigned a multiplier to simulate how much that particular balance sheet item would re-price when interest rates change. Finally, the estimated timing effect of rate changes is applied, and the net interest income effect is determined on a static basis (as if no other factors were present). As the table below indicates, based upon rate shock simulations on a static basis, the Company’s balance sheet is relatively rate-neutral as rates decline. Each 100 basis point increase results in approximately $583,000 decline in net interest income in the static environment. This negative effect of rising rates is offset to a degree by the positive effect of imbedded options that include loans floating above their floors and likely internal deposit pricing strategies. After applying the effects of options, over a one-year period, the net effect of an immediate 100, 200, 300 and 400 basis point rate increase would change net interest income by $(196,000), $(362,000), $(1,634,000) and $(2,058,000), respectively. Rate shock modeling was done for a declining rate of 25 basis points only, as the federal funds target rate currently is between zero and 0.25%. As the table below indicates, the net effect of interest rate risk on net interest income is minimal in a rising rate environment through a 200 basis point increase. The Company’s rate risk policies provide for maximum limits on net interest income that can be at risk for 100 through 400 basis point changes in interest rates.

Effect of Interest Rate Risk on Net Interest Income

(Dollars in thousands)

Change in Interest Rates (Basis Points)	Change in Net Interest Income Due to Interest Rate Risk (Static)	Change in Net Interest Income Due to Imbedded Options	Total Change in Net Interest Income

400	$(2,329)	$271	$(2,058)
300	(1,747)	113	(1,634)
200	(1,164)	802	(362)
100	(583)	387	(196)
0	-	-	-
(25)	145	(47)	98

The net interest income at risk position remained within the guidelines established by the Company’s asset/liability policy.

No material change has been noted in the Bank’s equity value at risk. Please refer to the Annual Report on Form 10-K as of December 31, 2014 for further discussion of this topic.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of September 30, 2015, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined by the Securities Exchange Act of 1934 (“Exchange Act”), Rule 13a-15(e). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting.

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

On March 23, 2001, the Company announced plans to buy back 100,000 (200,000 on a post-split basis) shares of its common stock. There is no expiration date to this buyback plan, but subsequent to the initial plan, the Board of Directors authorized the repurchase of 400,000 additional shares in 2005 and then authorized 200,000 additional shares in September of 2008. As of November 7, 2015, the number of shares that may yet be purchased under the program was 27,649. Transactions pursuant to the repurchase program in the three month period ended September 30, 2015 are shown in the table below:

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number	Average	Part of Publicly	Shares that May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	per Share	Programs	Plans or Programs (1)

July 1-31, 2015	-	$-	-	31,153
August 1-31, 2015	3,504	18.00	3,504	27,649
September 1-30, 2015	-	-	-	27,649

Totals	3,504		3,504	27,649

No repurchase plan or program expired during the quarter. The Company has no stock repurchase plan or program that it has determined to terminate prior to expiration or under which it does not intend to make further purchases.

Certain regulatory restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. At September 30, 2015, $34,570,000 of undistributed earnings of the Bank, included in the consolidated stockholders’ equity, was available for distribution to the Company as dividends without prior regulatory approval, subject to regulatory capital requirements.

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

Juniata Valley Financial Corp.
(Registrant)

Date	11-09-2015	By	/s/ Marcie A. Barber
Marcie A. Barber, President and Chief Executive Officer (Principal Executive Officer)

Date	11-09-2015	By	/s/ JoAnn N. McMinn
JoAnn N. McMinn, Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)

