Form 10-K
period 2015-12-31
JUNIATA VALLEY FINANCIAL CORP
filed 2016-03-15
CIK 714712

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2015

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

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)

Yes ☐        No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $88,603,521. (1)

There were 4,798,086 shares of the registrant’s common stock outstanding as of March 4, 2016.

(1)           The aggregate dollar amount of the voting stock set forth equals the number of shares of the Company’s Common Stock outstanding, reduced by the amount of Common Stock held by officers, directors, shareholders owning in excess of 10% of the Company’s Common Stock and the Company’s employee benefit plans multiplied by the last reported sale price for the Company’s Common Stock on June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter. The information provided shall not be construed as an admission that any officer, director or 10% shareholder of the Company, or any employee benefit plan, may be deemed an affiliate of the Company or that such person or entity is the beneficial owner of the shares reported as being held by such person or entity, and any such inference is hereby disclaimed.

DOCUMENTS INCORPORATED BY REFERENCE

(Specific sections incorporated are identified under applicable items herein)

Certain portions of the Company’s Annual Report to Shareholders for the year ended December 31, 2015 are incorporated by reference in Parts I and II of this Report. The Company’s Annual Report to Shareholders is attached to this Report as Exhibit 13.1.

With the exception of the information incorporated by reference in Parts I and II of this Report, the Company’s Annual Report to Shareholders for the year ended December 31, 2015 is not to be deemed "filed" with the Securities and Exchange Commission for any purpose.

Certain portions of the Company’s Proxy Statement to be filed in connection with its 2016 Annual Meeting of Shareholders are incorporated by reference in Part III of this Report; provided, however, that any information in such Proxy Statement that is not required to be included in this Annual Report on Form 10-K shall not be deemed to be incorporated herein or filed for the purposes of the Securities Act of 1933 or the Securities Exchange Act of 1934.

Other documents incorporated by reference are listed in the Exhibit Index.

PART I

ITEM 1. BUSINESS

Overview

Juniata Valley Financial Corp. (the “Company” or “Juniata”) is a Pennsylvania corporation that was formed in 1983 as a result of a plan of merger and reorganization of The Juniata Valley Bank (the “Bank”). The plan received regulatory approval on June 7, 1983, and Juniata, a one-bank holding company, registered under the Bank Holding Company Act of 1956. The Bank is the oldest independent commercial bank in Juniata and Mifflin Counties, having originated under a state bank charter in 1867. The Company has one reportable segment, consisting of the Bank, as described in Note 2 of Notes to Consolidated Financial Statements contained in the Company’s 2015 Annual Report to Shareholders (“2015 Annual Report”).

Nature of Operations

Juniata operates primarily in central and northern Pennsylvania with the purpose of delivering financial services within its local markets. The Company provides retail and commercial banking services through 15 offices in the following locations: five community offices in Juniata County; five community offices in Mifflin County, as well as a financial services office; two community offices in McKean County; one community office in each of Potter, Perry and Huntingdon Counties; and a loan production office in Centre County. The Company offers a full range of consumer and commercial banking services. Consumer banking services include: Internet banking; mobile banking; telephone banking; twelve automated teller machines; personal checking accounts; club accounts; checking overdraft privileges; money market deposit accounts; savings accounts; debit cards; certificates of deposit; individual retirement accounts; secured lines of credit; construction and mortgage loans; and safe deposit boxes. Commercial banking services include: low and high-volume business checking accounts; Internet account management services; remote deposit capability; ACH origination; payroll direct deposit; commercial lines of credit; commercial letters of credit; and commercial term and demand loans. The Bank provides comprehensive trust, asset management and estate services, and the Company has a contractual arrangement with a broker-dealer to offer a full range of financial services, including annuities, mutual funds, stock and bond brokerage services and long-term care insurance to the Bank’s customers. Management believes the Bank has a relatively stable deposit base with no major seasonal depositor or group of depositors. Most of the Company’s commercial customers are small and mid-sized businesses in central and northern Pennsylvania.

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

In commercial transactions, the Company believes that the Bank’s legal lending limit to a single borrower (approximately $8,010,000 as of December 31, 2015) enables it to compete effectively for the business of small and mid-sized businesses. However, this legal lending limit is considerably lower than that of various competing institutions and thus may act as a constraint on the Bank’s effectiveness in competing for larger financings.

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

Other competitors, including credit unions, consumer finance companies, insurance companies and money market mutual funds, compete with many of the lending and deposit services offered by the Bank. The Bank also competes with insurance companies, investment counseling firms, mutual funds and other business firms and individuals in corporate and trust investment management services.

Supervision and Regulation

General

The Company operates in a highly regulated industry, and thus may be affected by changes in state and federal regulations and legislation. As a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”), the Company is subject to supervision and examination by the Board of Governors of the Federal Reserve System (FRB) and is required to file periodic reports and information regarding its business operations and those of the Bank with the FRB. In addition, under the Pennsylvania Banking Code of 1965, the Pennsylvania Department of Banking and Securities has the authority to examine the books, records and affairs of the Company and to require any documentation deemed necessary to ensure compliance with the Pennsylvania Banking Code.

The Bank Holding Company Act requires the Company to obtain FRB approval before: acquiring more than a five percent ownership interest in any class of the voting securities of any bank; acquiring all or substantially all of the assets of a bank; or merging or consolidating with another bank holding company. In addition, the Bank Holding Company Act prohibits a bank holding company from acquiring the assets, or more than five percent of the voting securities, of a bank located in another state, unless such acquisition is specifically authorized by the statutes of the state in which the bank is located.

The Company is generally prohibited under the Ban Holding Company Act from engaging in, or acquiring direct or indirect ownership or control of more than five percent of the voting shares of any company engaged in, nonbanking activities unless the FRB, by order or regulation, has found such activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making such determination, the FRB considers whether the performance of these activities by a bank holding company can reasonably be expected to produce benefits to the public that outweigh the possible adverse effects.

A satisfactory safety and soundness rating, particularly with regard to capital adequacy, and a satisfactory Community Reinvestment Act rating are generally prerequisites to obtaining federal regulatory approval to make acquisitions and open branch offices. As of December 31, 2015, the Bank was rated “outstanding” under the Community Reinvestment Act and was a “well capitalized” bank. An institution’s Community Reinvestment Act rating is considered in determining whether to grant approvals relating to charters, branches and other deposit facilities, relocations, mergers, consolidations and acquisitions. Less than satisfactory performance may be the basis for denying an application.

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

The operations of the Bank are also subject to numerous Federal, state and local laws and regulations which set forth specific restrictions and procedural requirements with respect to interest rates on loans, the extension of credit, credit practices, the disclosure of credit terms and discrimination in credit transactions. The Bank also is subject to certain limitations on the amount of cash dividends that it can pay to the Company. See Note 17 of Notes to Consolidated Financial Statements, contained in the 2015 Annual Report, which is included in Exhibit 13 to this report and incorporated by reference in this Item 1.

Under FRB policy, the Company is expected to act as a source of financial strength to the Bank and Liverpool Community Bank (“LCB”), of which the Company owns 39.16%, and to commit resources to support the Bank and LCB in circumstances where they might not be in a financial position to support themselves. Consistent with the “source of strength” policy for subsidiary banks, the FRB has stated that, as a matter of prudent banking, a bank holding company generally should not maintain a rate of cash dividends unless its net income available to common stockholders has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears to be consistent with the Company’s capital needs, asset quality and overall financial condition.

As a public company, the Company is subject to the Securities and Exchange Commission’s rules and regulations relating to periodic reporting, proxy solicitation and insider trading.

FDIC Insurance

The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. The FDIC administers the Deposit Insurance Fund (“DIF”). Since 2008, the standard maximum deposit insurance coverage per depositor, has been $250,000. This increase was effective immediately upon the President’s signature on July 21, 2010. The FDIC deposit insurance coverage limit applies per depositor, per insured depository institution for each account ownership category. The FDIC has been given greater latitude in setting the assessment rates for insured depository institutions which could be used to impose minimum assessments.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd Frank Act”) revised the statutory authorities governing the FDIC’s management of the Deposit Insurance Fund (the “DIF”). Key requirements from the Dodd-Frank Act have resulted in the FDIC’s adoption of the following amendments: (1) redefined the assessment base used to calculate deposit insurance assessments to “average consolidated total assets minus average tangible equity”; (2) raised the DIF’s minimum reserve ratio to 1.35 percent and removed the upper limit on the reserve ratio; (3) revised adjustments to the assessment rates by eliminating one adjustment and adding another; and (4) revised the deposit insurance assessment rate schedules due to changes to the assessment base. Revised rate schedules and other revisions to the deposit insurance assessment rules became effective April 1, 2011. Though deposit insurance assessments maintain a risk-based approach, the FDIC’s changes effective April 1, 2011, impose a more extensive risk-based assessment system on large insured depository institutions with at least $10 billion in total assets since they are more complex in nature and could pose greater risk. Due to the changes to the assessment base and assessment rates, as well as the DIF restoration time frame, the impact on the Company’s deposit insurance assessments resulted in lower premiums from 2011 through 2015 and will likely continue in future years.

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

Additionally, a bank holding company must maintain a minimum leverage ratio of 3%, measured as the ratio of Tier 1 capital to adjusted average assets. This 3% leverage ratio is a minimum for the most highly rated bank holding companies without any supervisory, financial or operational weaknesses or deficiencies. For all other bank holding companies, the minimum ratio of Tier 1 capital to total assets is 4.%

Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (the "1991 Act"), a bank holding company is required to guarantee that any "undercapitalized" (as such term is defined in the statute) insured depository institution subsidiary will comply with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the institution's total assets at the time the institution became undercapitalized, or (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards as of the time the institution failed to comply with such capital restoration plan.

See Note 17 of Notes to Consolidated Financial Statements, contained in the 2015 Annual Report and incorporated by reference in this Item 1, for a table that provides the Company’s risk based capital ratios and leverage ratio.

Federal banking agencies have broad powers to take corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are “well capitalized,” “adequately capitalized,” “undercapitalized”, “significantly undercapitalized,” or “critically undercapitalized.” As of December 31, 2015, the Bank was a “well-capitalized” bank, as defined by the FDIC.

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

The United States is a member of the Basel Committee on Banking Supervision (the “Basel Committee”) that provides a forum for regular international cooperation on banking supervisory matters. The Basel Committee develops guidelines and supervisory standards and is best known for its international standards on capital adequacy.

In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation, officially identified by the Basel Committee as “Basel III”. In July 2013, the FRB approved final rules to implement the Basel III capital framework which revises the risk-based capital requirements applicable to bank holding companies and depository institutions described above. The new minimum regulatory capital requirements established by the U.S. Basel III Capital Rules became effective for the Company on January 1, 2015, and will be fully phased in on January 1, 2019.

When fully phased in, Basel III requires financial institutions to maintain: (a)  Common Equity Tier 1 (CET1) to risk-weighted assets ratio of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7.0%); (b) a minimum ratio of tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum tier 1 capital ratio of 8.5% upon full implementation); (c) a minimum ratio of total (that is, tier 1 plus tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation); and (d) as a newly adopted international standard, a minimum leverage ratio of 3.0%, calculated as the ratio of tier 1 capital to a bank’s balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter).

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

As of December 31, 2015, the Company believes its current capital levels would meet the fully phased-in minimum capital requirements, including capital conservation buffer, as prescribed in the U.S. Basel III Capital Rules.

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

Dodd-Frank Act

The Dodd-Frank Act resulted in significant financial regulatory reform. The Dodd-Frank Act also changed the responsibilities of the current federal banking regulators. Among other things, the Dodd-Frank Act created the Financial Oversight Council, with oversight authority for monitoring and regulating systemic risk, and the Consumer Financial Protection Bureau (CFPB), which has broad regulatory and enforcement powers over consumer financial products and services. Effective July 21, 2011, the CFPB became responsible for administering and enforcing numerous federal consumer financial laws enumerated in the Dodd-Frank Act. The Dodd Frank Act also provided that, for banks with total assets of more than $10 billion, the CFPB would have exclusive or primary authority to examine those banks for, and enforce compliance with, the federal consumer financial laws. Although not subject to examination by the CFPB, the Company remains subject to the review and supervision of other applicable regulatory authorities, and such authorities may enforce compliance with regulations issued by the CFPB.

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

The following is a list of significant provisions of the Dodd-Frank Act, and, if applicable, the resulting regulatory rules adopted, that apply (or will apply), most directly to the Company and its subsidiary:

•	Federal deposit insurance - On April 1, 2011, the FDIC's revised deposit insurance assessment base changed from total domestic deposits to average total assets, minus average tangible equity. In addition, the Dodd-Frank Act created a two scorecard system, one for large depository institutions that have more than $10 billion in assets and another for highly complex institutions that have over $50 billion in assets.
•	Debit card interchange fees - In June 2011, the FRB adopted regulations, which became effective on October 1, 2011, setting maximum permissible interchange fees issuers can receive or charge on electronic debit card transaction fees and network exclusivity arrangements (the "Current Rule").
•	Interest on demand deposits - Beginning in July 2011, depository institutions were no longer prohibited from paying interest on business transaction and other accounts.

•	Stress testing - In October 2012, the FRB issued final rules regarding company-run stress testing. In accordance with these rules, a Company whose assets exceed $10 billion is required to conduct an annual stress test in the manner specified, and using assumptions for baseline, adverse and severely adverse scenarios announced by the FRB. The stress test is designed to assess the potential impact of various scenarios on a company’s earnings, capital levels and capital ratios over at least a nine-quarter time horizon. If applicable, the Company's board of directors and its senior management are required to consider the results of the stress test in the normal course of business, including as part of its capital planning process and the evaluation of the adequacy of its capital. While the Company believes that both the quality and magnitude of its capital base are sufficient to support its current operations given its risk profile, this requirement is not applicable to the Company because its assets are under $10 billion.
•	Ability-to-pay rules and qualified mortgages - As required by the Dodd-Frank Act, the CFPB issued a series of final rules in January 2013 amending Regulation Z, implementing the Truth in Lending Act, by requiring mortgage lenders to make a reasonable and good faith determination, based on verified and documented information, that a consumer applying for a residential mortgage loan has a reasonable ability to repay the loan according to its terms. These final rules, most of which became effective January 10, 2014, prohibit creditors, such as the Company, from extending residential mortgage loans without regard for the consumer's ability to repay and add restrictions and requirements to residential mortgage origination and servicing practices. In addition, these rules restrict the imposition of prepayment penalties and compensation practices relating to residential mortgage loan origination. Mortgage lenders are required to determine consumers' ability to repay in one of two ways. The first alternative requires the mortgage lender to consider eight underwriting factors when making the credit decision. Alternatively, the mortgage lender can originate "qualified mortgages," which are entitled to a presumption that the creditor making the loan satisfied the ability-to-repay requirements. In general, a "qualified mortgage" is a residential mortgage loan that does not have certain high risk features, such as negative amortization, interest-only payments, balloon payments, or a term exceeding 30 years. In addition, to be a qualified mortgage, the points and fees paid by a consumer cannot exceed 3% of the total loan amount, and the borrower's total debt-to-income ratio must be no higher than 43% (subject to certain limited exceptions for loans eligible for purchase, guarantee or insurance by a government sponsored entity or a federal agency).

Compliance with these rules has increased Juniata's overall regulatory compliance costs and required changes to the underwriting practices of the Company with respect to mortgage loans.

•	Integrated disclosures under the Real Estate Settlement Procedures Act and the Truth in Lending Act - In December 2013, the CFPB issued final rules revising and integrating previously separate disclosures required under the Real Estate Settlement Procedures Act (RESPA) and the Truth in Lending Act (TILA) in connection with certain closed-end consumer mortgage loans. These final rules became effective August 1, 2015 and require lenders to provide a new Loan Estimate, combining content from the former Good Faith Estimate required under RESPA and the initial disclosures required under TILA not later than the third business day after submission of a loan application, and a new Closing Disclosure, combining content of the former HUD-1 Settlement Statement required under RESPA and the final disclosures required under TILA at least three days prior to the loan closing.
•	Volcker Rule — As mandated by the Dodd-Frank Act, in December 2013, the OCC, FRB, FDIC, SEC and Commodity Futures Trading Commission issued a final rule (the "Final Rules") implementing certain prohibitions and restrictions on the ability of a banking entity and non-bank financial company supervised by the FRB to engage in proprietary trading and have certain ownership interests in, or relationships with, a "covered fund" (the so-called "Volcker Rule"). The Final Rules generally treat as a covered fund any entity that would be an investment company under the Investment Company Act of 1940 (the "1940 Act") but for the application of the exemptions from SEC registration set forth in Section 3(c)(1) (fewer than l00 beneficial owners) or Section 3(c)(7) (qualified purchasers) of the 1940 Act. The Final Rules also require regulated entities to establish an internal compliance program that is consistent with the extent to which it engages in activities covered by the Volcker Rule, which must include making regular reports about those activities to regulators. Although the Final Rules provide some tiering of compliance and reporting obligations based on size, the fundamental prohibitions of the Volcker Rule apply to banking entities of any size, including the Company. In December 2014, the FRB extended, until July 21, 2016, the date by which banking entities must conform their activities and investments to the requirements of the Final Rules, and announced its intention to grant an additional one-year extension of the conformance period to July 21, 2017. The Corporation does not engage in any activities prohibited by the Final Rules. Therefore, it does not currently expect that the Final Rules will have a material effect on its business, financial condition or results of operations.

While the Company does not engage in proprietary trading or in any other activities prohibited by the Final Rules, the Company will continue to evaluate whether any of its investments fall within the definition of a "covered fund" and would need to be disposed of by the extended deadline. However, based on the Company's evaluation to date, it does not currently expect that the Final Rules will have a material effect on its business, financial condition or results of operations.

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

National Monetary Policy

In addition to being affected by general economic conditions, the earnings and growth of the Bank and, therefore, the earnings and growth of the Company, are affected by the policies of regulatory authorities, including the FRB and the FDIC. An important function of the FRB is to regulate the money supply and credit conditions. Among the instruments used to implement these objectives are open market operations in U.S. government securities, setting the discount rate and changes in financial institution reserve requirements. These instruments are used in varying combinations to influence overall growth and distribution of credit, bank loans, investments and deposits, and their use may also affect interest rates charged on loans or paid on deposits.

The monetary policies and regulations of the FRB have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The effects of such policies upon the future businesses, earnings and growth of the Company cannot be predicted with certainty.

Employees

As of December 31, 2015, the Company had a total of 105 full-time and 45 part-time employees.

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

The Company’s common stock is quoted under the symbol “JUVF” on the OTC-Pink Bulletin Board, an automated quotation service, made available through, and governed by, the NASDAQ system. You may also read reports, proxy statements and other information we file at the offices of the National Association of Securities Dealers, Inc., 1735 K Street, N.W., Washington, DC 20006.

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

ITEM 1A. RISK FACTORS

An investment in the Company's common stock involves certain risks, including, among others, the risks described below. In addition to the other information contained in this report, you should carefully consider the following risk factors in analyzing whether to make or to continue an investment in the Company:

RISKS RELATED TO INTEREST RATES AND LIQUIDITY

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

See the section entitled “Market / Interest Rate Risk” and Table 5 – Maturity Distribution” in Management’s Discussion and Analysis of Financial Condition in the 2015 Annual Report, incorporated by reference in this Item 1A, for a discussion of the effects on net interest income over a twelve month period beginning on December 31, 2015 of simulated interest rate changes. Like all financial institutions, the Company's consolidated statement of financial condition is affected by fluctuations in interest rates. Volatility in interest rates can also result in disintermediation, which is the flow of deposits away from financial institutions into direct investments, such as US Government and corporate securities and other investment vehicles, including mutual funds, which, because of the absence of federal insurance premiums and reserve requirements, generally pay higher rates of return than bank deposit products. See "Item 7: Management's Discussion of Financial Condition and Results of Operations” and “Item 7A: Quantitative and Qualitative Disclosure about Market Risk”.

Capital and liquidity strategies, including the expected impact of the capital and liquidity requirements proposed by the Basel III standards, may require the Company to maintain higher levels of capital, which could restrict the amount of capital that the Company has available to deploy for income generating and other activities.

In July, 2013, the FRB approved the final rules implementing the Basel III capital standards (the “Basel III Rules”) which substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions.  The Based III Rules:

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

Additionally, the Basel III framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests, including a liquidity coverage ratio (“LCR”), which is designed to ensure that the banking entity maintains a level of unencumbered high-quality liquid assets greater than or equal to the entity’s expected net cash outflow for a 30-day time horizon under an acute liquidity stress scenario, and a net stable funding ratio (“NSFR”) designed to promote more medium and long-term funding based on the liquidity characteristics of the assets and activities of banking entities over a one-year time horizon. The LCR became applicable to the Company beginning in 2015 and the NSFR will be applicable to the Company in 2018.

As of December 31, 2015, the Company believes its current capital levels would meet the fully phased-in minimum capital requirements, including capital conservation buffer, as prescribed in the U.S. Basel III Capital Rules.  However, the new rules, which began phase-in starting January 1, 2015 and will be fully phased in by 2019, effectively require financial institutions to maintain higher capital levels.  As a result, Juniata may have to maintain capital in the form of assets that contribute less income to Juniata and that are not available for deployment as loans or other interest-income generating assets, funding of capital projects or other growth initiatives.

Competition on rates of deposit and for loan growth may negatively impact the Company’s net interest margin.

There is significant competition among banks in the market areas served by the Company. In addition, as a result of deregulation of the financial industry, the Bank also competes with other providers of financial services such as savings and loan associations, credit unions, consumer finance companies, securities firms, insurance companies, the mutual funds industry, full service brokerage firms and discount brokerage firms, some of which are subject to less extensive regulations than the Company with respect to the products and services they provide. Some of the Company’s competitors have greater resources than the Company and, as a result, may have higher lending limits and may offer other services not offered by the Company. See "Item 1: Business - Competition." Competition may adversely affect the rates the Company pays on deposits and charges on loans, thereby potentially adversely affect the Company’s profitability. The Company’s profitability depends upon its continued ability to successfully compete in the markets it serves. Further, intense competition among lenders is contributing to downward pressure on loan yields.

Regulators are increasingly emphasizing liquidity planning at both the bank and Company levels.

Due to regulatory limitations on the Corporation’s ability to rely on short-term borrowings, any significant movements of deposits away from traditional depository accounts which negatively impacts the Corporation’s loan-to-deposit ratio could restrict its ability to achieve growth in loans or require the Corporation to pay higher interest rates on deposit products in order to retain deposits to fund loans.

Liquidity must also be managed at the holding company level. Banking regulators carefully scrutinize liquidity at the holding company level, in addition to consolidated and bank liquidity levels. For safety and soundness reasons, banking regulations limit the amount of cash that can be transferred from subsidiary banks to the parent company in the form of loans and dividends. Generally, these limitations are based on a subsidiary bank’s regulatory capital levels and net income. These factors have affected some institutions' ability to pay dividends and have required some institutions to establish borrowing facilities at the holding company level.

COMPLIANCE AND REGULATORY RISKS

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

The Company and the Bank are extensively regulated under federal and state banking laws and regulations that are intended primarily for the protection of depositors, federal deposit insurance funds and the banking system as a whole. In general, these laws and regulations establish: the eligible business activities for the Company; certain acquisition and merger restrictions; limitations on intercompany transactions such as loans and dividends; capital adequacy requirements; requirements for anti-money laundering programs; consumer lending and other compliance requirements. While these statutes and regulations are generally designed to minimize potential loss to depositors and the FDIC insurance funds, they do not eliminate risk, and compliance with such statutes and regulations increases the Company’s expense, requires management’s attention and can be a disadvantage from a competitive standpoint with respect to non-regulated competitors and larger bank competitors.

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

The scope of the Dodd-Frank Act impacted many aspects of the financial services industry. However, its implementation requires the development and adoption of many regulations, a significant number of which have not yet been proposed, adopted or fully implemented. The ultimate effect of the Dodd-Frank Act on the financial services industry will depend, in large part, upon the extent to which regulators exercise the authority granted to them under the Dodd-Frank Act and the approaches taken in implementing regulations. Additional uncertainty regarding the effect of the Dodd-Frank Act exists due to court decisions and the potential for additional legislative changes to the Dodd-Frank Act. The Company, as well as the broader financial services industry, is continuing to assess the potential impact of the Dodd-Frank Act (and its possible impact on customers' behaviors) on its business and operations but, at this stage, the extent of the impact cannot be fully determined with any degree of certainty. However, the Company has been impacted, and will likely continue to be in the future, by the so-called Durbin Amendment to the Dodd-Frank Act, which reduced debit card interchange revenue of banks and revised deposit insurance assessments. It also is likely to be impacted by the Dodd-Frank Act in the areas of corporate governance, capital requirements, risk management, stress testing and regulation under consumer protection laws. The delay in the implementation of many of the regulations mandated by the Dodd-Frank Act has resulted in a lack of clear regulatory guidance to banks. The resulting uncertainty has caused banks to take a cautious approach to business initiatives and planning.

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

In January 2013, the CFPB issued a series of final rules related to mortgage loan origination and mortgage loan servicing, most provisions of which became effective January 10, 2014. These rules prohibit creditors, such as the Bank, from extending residential mortgage loans without regard for the consumer's ability to repay, provide certain safe harbor protections for the origination of loans that meet the requirements for a "qualified mortgage," add restrictions and requirements to residential mortgage origination and servicing practices and restrict the imposition of prepayment penalties and compensation practices relating to residential mortgage loan origination. Compliance with these rules will likely increase the Corporation’s overall regulatory compliance costs and required the Bank to change its underwriting practices. Moreover, these rules may adversely affect the volume of mortgage loans that the Bank originates and may subject it to increased potential liability related to its residential loan origination activities. In December 2013, the CFPB issued final rules revising and integrating previously separate disclosures required under the Truth in Lending Act and RESPA in connection with closed-end consumer mortgages. These final rules became effective August 1, 2015, and compliance with these rules required the Corporation to adapt its systems and procedures to accommodate the use of new disclosure forms to be provided to closed-end consumer mortgage borrowers at the time of application and at the time of closing for those loans within the timeframes required under these new rules.

RISKS RELATED TO OPERATIONS

Cyber security incidents could disrupt business operations, result in the loss of critical and confidential information, and adversely impact our reputation and results of operations.

The Company’s computer systems, software and networks are subject to ongoing cyber incidents, such as unauthorized access; mishandling or misuse of information; loss or destruction of data (including confidential customer information); account takeovers; unavailability of service; computer viruses or other malicious code; cyber attacks designed to obtain confidential information, destroy data, disrupt or degrade service, sabotage systems or cause other damage, denial of service attacks; and other events. Cyber threats may arise from human error, fraud or malice on the part of employees or third parties, including third party vendors, or may result from accidental technological failure. In addition, parties intent on penetrating our systems may also attempt to fraudulently induce employees, customers, third parties or other users of our systems to disclose sensitive information in order to gain access to our data or that of the Company’s customers. Cyber security incidents, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption or unavailability of critical data and confidential or proprietary information (the Company’s own or that of third parties) and the disruption of business operations. The potential consequences of a material cyber security incident include reputational damage, litigation with third parties, and increased cyber security protection and remediation costs, which in turn could adversely affect the Company’s competitiveness and results of operations.

Potential disruption or failure of network and information processing systems and those of third-party vendors may negatively impact our operations.

The Company's business activities are dependent on its ability to accurately and timely process, record and monitor a large number of transactions. If any of its financial, accounting, network or other information processing systems fail or have other significant shortcomings, the Company could be materially adversely affected. The Company outsources some of it processing and other activities to third party vendors. Third parties with which the Company does business could be sources of operational risk to the Company, including the risk that the third parties' own network and information processing systems could fail. Any of these occurrences could materially diminish the Company's ability to operate one or more of the Company's businesses, or cause the Corporation to suffer financial loss, a disruption of its business, regulatory sanctions or damage to its reputation, any of which could materially adversely affect the Company.

The Company may be subject to disruptions or failures of the Company's financial, accounting, network and information processing systems arising from events that are wholly or partially beyond the Company's control, which may include, for example, computer viruses or electrical or telecommunications outages, denial of service attacks or hacking targeting the Company's network or information processing systems or the Company's websites, natural disasters, disease pandemics or other damage to property or physical assets or terrorist acts. The Company has developed an emergency recovery program, which includes plans to maintain or resume operations in the event of an emergency, and has contingency plans in the event that operations or systems cannot be resumed or restored. The emergency recovery program is periodically reviewed and updated, and components of the emergency recovery program are periodically tested and validated. The Company also reviews and evaluates the emergency recovery programs of vendors which provide certain third-party systems that the Company considers critical. Nevertheless, there is no guarantee that these measures or any other measures can provide absolute security. In addition, because the methods used to cause cyber attacks change frequently or, in some cases, are not recognized until launched, the Corporation may be unable to implement effective preventive measures or proactively address these methods. Resulting disruptions or failures affecting any of our systems may give rise to interruption in service to customers, damage to the Company's reputation and loss or liability to the Company.

Failure by the Company to keep up with technological advancements in deployment of services and efficiency of operations may make it more vulnerable to competition.

The financial services industry is continually undergoing rapid technological change, with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. The Company’s future success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in the Company’s operations. Many of the Company’s financial institution competitors have substantially greater resources to invest in technological improvements, and new payment services developed and offered by non-financial institution competitors pose an increasing threat to the traditional payment services offered by financial institutions. The Company may not be able to effectively implement new technology-driven products and services, be successful in marketing these products and services to its customers, or effectively deploy new technologies to improve the efficiency of its operations. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on the Company’s business, financial condition and results of operations.

Further, the costs of new technology, including personnel, can be high in both absolute and relative terms. There can be no assurance, given the past pace of change and innovation, that the Company’s technology, either purchased or developed internally, will meet or continue to meet the needs of the Company and the needs of its customers.

ECONOMIC AND CREDIT RISKS

Difficult economic conditions and real estate markets, including protracted periods of low-growth and sluggish loan demand, can negatively impact the Company’s income, and result in higher charge-offs as borrowers’ ability to repay is negatively impacted by those conditions.

Lending money is an essential part of the banking business, and the revenues derived from lending activities are the most significant segment of the Company’s income statement. Extended periods of sluggish loan demand can materially affect the composition of the Company’s consolidated statement of financial condition, reducing the ratio of loans to deposits and the Company’s profitability. Adverse changes in the economy and real estate markets and the duration of economic downturns can negatively affect the solvency of businesses and consumers. Borrowers’ inability to repay loans causes increases in non-performing assets, which may result in elevated collection and carrying costs related to such non-performing assets and increases in loan charge-offs, significantly impacting the loan loss provision charged to earnings to fund the allowance for loan losses. The risk of non-payment is affected by credit risks of the borrower, changes in economic and industry conditions, the duration of the loan and, in the case of a collateralized loan, uncertainties as to the future value of the collateral supporting the loan. Historically, commercial loans have presented a greater risk of non-payment than consumer loans. The application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans.

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

Equity investments:

As of December 31, 2015, the Company’s equity investments were comprised of publicly traded financial institutions. The value of the securities in the Company’s equity portfolio may be affected by a number of factors. General economic conditions and uncertainty surrounding the financial institution sector as a whole impacts the value of these securities. Declines in bank stock values in general, as well as deterioration in the performance of specific banks, could result in other-than-temporary impairment charges. Considerations used to determine other-than-temporary impairment status to individual holdings include the length of time the stock has remained in an unrealized loss position, and the percentage of unrealized loss compared to the carrying cost of the stock, dividend reduction or suspension, market analyst reviews and expectations, and other pertinent news that would affect expectations for recovery or further decline.

Municipal securities:

As of December 31, 2015, the Company had approximately $29.5 million of municipal securities issued by various municipalities in its investment portfolio. Ongoing uncertainty with respect to the financial viability of municipal insurers places greater emphasis on the underlying strength of issuers. Increasing pressure on local tax revenues of issuers due to adverse economic conditions could also have a negative impact on the underlying credit quality of issuers.

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

RISKS RELATED TO INVESTMENT IN THE COMPANY’S STOCK

The Corporation is a holding company and relies on dividends from its subsidiaries for substantially all of its revenue and its ability to make dividends, distributions and other payments.

The Company is a separate and distinct legal entity from the Bank, and depends on the payment of dividends from the Bank for substantially all of its revenues. As a result, the Company's ability to make dividend payments on its common stock depends primarily on certain federal and state regulatory considerations and the receipt of dividends and other distributions from its subsidiaries. There are various regulatory and prudential supervisory restrictions, which may change from time to time, that impact the ability of the Bank to pay dividends or make other payments to the Company. There can be no assurance that the Bank will be able to pay dividends at past levels, or at all, in the future. If the Company does not receive sufficient cash dividends or is unable to borrow from the Bank, then the Company may not have sufficient funds to pay dividends to its shareholders, repurchase its common stock or service its debt obligations.

"Anti-takeover" provisions may keep shareholders from receiving a premium for their shares.

The Articles of Incorporation of the Company presently contain certain provisions, such as a staggered Board of Directors terms and super majority voting requirements for transactions not approved by the Company’s Board of Directors, which may be deemed to be "anti-takeover" in nature in that such provisions may deter, discourage or make more difficult the assumption of control of the Company by another Company or person through a tender offer, merger, proxy contest or similar transaction or series of transactions. In addition, provisions of Pennsylvania and applicable banking laws could similarly make it more difficult for a third party to acquire control of the Company. The overall effects of the "anti-takeover” provisions may be to discourage, make more costly or more difficult, or prevent a future takeover offer, thereby preventing shareholders from receiving a premium for their securities in a takeover offer. These provisions may also increase the possibility that a future bidder for control of the Company will be required to act through arms-length negotiation with the Company’s Board of Directors. Copies of the Articles of Incorporation of the Company are on file with the Securities and Exchange Commission and the Pennsylvania Secretary of State.

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

20 Prince Street, Reedsville, Pennsylvania (branch office)

100 West Water Street, Lewistown, Pennsylvania (branch office)

320 South Logan Boulevard, Burnham, Pennsylvania (branch office)

571 Main Street, Richfield, Pennsylvania (branch office)

64 Main Street, Port Allegany, Pennsylvania (branch office)

118 East Second Street, Coudersport, Pennsylvania (branch office)

The Bank leases five offices:

Branch Offices –

5294 West River Road, Mifflintown, Pennsylvania (lease expires December 31, 2017)

Wal-Mart Supercenter, Route 522 South, Lewistown, Pennsylvania (lease expires November 2016)

52 West Mill Street, Port Allegany, Pennsylvania (lease expires July 1, 2018)

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information:

Information regarding the market for the Company’s stock, the market price of the stock and dividends that the Company has paid is included in the Company’s Annual Report to Shareholders for the year ended December 31, 2015, in the section entitled “Common Stock Market Prices and Dividends,” and is incorporated by reference in this Item 5.

Holders:

As of March 4, 2016, there were 1,837 registered holders of the Company’s outstanding common stock.

For information concerning the Company’s Equity Compensation Plans, see “Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

Recent Sales of Unregistered Securities:

None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers:

The Company periodically repurchases shares of its common stock under the share repurchase program approved by the Board of Directors. In September of 2008, the Board of Directors authorized the repurchase of 200,000 shares of its common stock through its Share Repurchase Program. The Program will remain authorized until all approved shares are repurchased, unless terminated by the Board of Directors. There were no shares purchased with respect to the Share Repurchase Program during the fourth quarter of 2015, and 27,649 shares remain available to purchase under the program.

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number	Average	Part of Publicly	Shares that May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	per Share	Programs	Plans or Programs

October 1-31, 2015	-	$-	-	27,649
November 1-30, 2015	-	-	-	27,649
December 1-31, 2015	-	-	-	27,649

Totals	-	$-	-	27,649

Performance Graph:

The following graph shows the yearly percentage change in the Company’s cumulative total shareholder return on its common stock from December 31, 2010 to December 31, 2015 compared with the Russell 3000 Index and a peer group defined by Juniata. The peer group consists of the following ten bank holding companies: CBT Financial Corporation (CBTC), CCFNB Bancorp, Inc. (CCFN), Dimeco, Inc. (DIMC), Emclaire Financial Corp. (EMCF), ENB Financial Corp (ENBP), First Community Financial Corporation (FMFP), Franklin Financial Services Corporation (FRAF), Kish Bancorp, Inc. (KISB), Mid Penn Bancorp, Inc. (MPB) and Riverview Financial Corporation (RIVE).

	Period Ending
Index	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
Juniata Valley Financial Corp.	100.00	112.44	118.41	120.98	130.74	132.80
Russell 3000	100.00	101.03	117.61	157.07	176.79	177.64
JUVF Peer Group Index*	100.00	103.28	124.46	144.14	164.82	169.43

ITEM 6. SELECTED FINANCIAL DATA

The section entitled “Five Year Financial Summary - Selected Financial Data” in the Company’s Annual Report to Shareholders for the year ended December 31, 2015 is incorporated by reference in this Item 6.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The section entitled “Management’s Discussion and Analysis of Financial Condition” and “Results of Operations” in the Company’s Annual Report to Shareholders for the year ended December 31, 2015 is incorporated by reference in this Item 7.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The section entitled “Management’s Discussion and Analysis – Financial Condition – Market / Interest Rate Risk” in the Company’s Annual Report to Shareholders for the year ended December 31, 2015 is incorporated by reference in this Item 7A.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s Consolidated Financial Statements and the Notes to Consolidated Financial Statements thereto included in the Company’s Annual Report to Shareholders for the year ended December 31, 2015 is incorporated by reference in this Item 8.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company’s management, with the participation of its CEO and CFO, conducted an evaluation, as of December 31, 2015, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based on this evaluation, the Company’s CEO and CFO concluded that, as of the end of the period covered by this annual report, the Company’s disclosure controls and procedures were effective in reaching a reasonable level of assurance that management is timely alerted to material events relating to the Company during the period when the Company’s periodic reports are being prepared.

Conclusion Regarding Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a – 15(f) promulgated under the Exchange Act. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under the framework in Internal Control-Integrated Framework (2013), the Company’s management concluded that internal control over financial reporting was effective as of December 31, 2015.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

General guidance from the SEC staff provides that if a registrant consummates a business combination during its fiscal year and it is not possible to conduct an assessment of the acquired business’s internal control over financial reporting in the period between the consummation date and the date management’s assessment, management may exclude the acquired business from management’s report on internal control over financial reporting. As previously described in this annual report, Juniata and FNBPA consummated their merger on November 30, 2015. In accordance with the SEC staff guidance, our management excluded the former FNBPA, now known as JVB Northern Tier, which represents the acquired business, from management’s report on internal control over financial reporting as of December 31, 2015. JVB Northern Tier constituted approximately 15.5 % of total assets of Juniata as of December 31, 2015 and 1.1 % and 2.0 % of Juniata’s total revenues and net income, respectively, for the year then ended.

Based on our assessment, management concluded that as of December 31, 2015, the Company’s internal control over financial reporting is effective and meets the criteria of the Internal Control-Integrated Framework (2013).

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
Marcie A. Barber, President and Chief Executive Officer

/s/ JoAnn N. McMinn
JoAnn N. McMinn, Chief Financial Officer

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm on Effectiveness of Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Juniata Valley Financial Corp.

Mifflintown, Pennsylvania

We have audited Juniata Valley Financial Corp. and its wholly-owned subsidiary’s, The Juniata Valley Bank, (the “Company”) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Report on Management’s Assessment of Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

On November 30, 2015, FNBPA Bancorp, Inc. merged with and into Juniata Valley Financial Corp., with Juniata Valley Financial Corp. being the surviving entity. In connection with the merger, First National Bank of Port Allegany, a wholly owned subsidiary of FNBPA Bancorp, Inc. merged with and into The Juniata Valley Bank, a wholly owned subsidiary of Juniata Valley Financial Corp. with The Juniata Valley Bank being the surviving entity. The former FNBPA Bancorp, Inc., now known as JVB Northern Tier, constituted approximately 15.5 % of total assets of Juniata Valley Financial Corp. as of December 31, 2015 and 1.1 % and 2.0 % of its total revenues and net income, respectively, for the year then ended. As indicated in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of JVB Northern Tier due to the timing of the merger. Our audit of internal control over financial reporting of Juniata Valley Financial Corp. also did not include an evaluation of the internal control over financial reporting of JVB Northern Tier.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition as of December 31, 2015 and 2014 and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows of Juniata Valley Financial Corp. and its wholly-owned subsidiary, The Juniata Valley Bank for each of the three years in the period ended December 31, 2015, and our report dated March 15, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Harrisburg, Pennsylvania

March 15, 2016

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference herein is information appearing in the Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2016 (the “Proxy Statement”) under the captions “Directors of the Company”, “Executive Officers of the Company”, “Corporate Governance and Board Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance”. The Company has adopted a Code of Ethics that is applicable to the Company’s Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer and other designated senior officers, which can be found in the Investor Information – Governance Documents section of the Company’s website at www.JVBonline.com. The Company will file its Proxy Statement on or before April 8, 2016.

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

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
	a
Equity compensation plans approved by security holders	142,524	$18.07	358,793
Equity compensation plans not approved by security holders	-	-
Total	142,524	$18.07	358,793

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Incorporated by reference herein is the information contained in the Proxy Statement under the caption “Related Party Transactions” and “Corporate Governance and Board Matters”.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference herein is information contained in the Proxy Statement under the caption “Independent Registered Public Accounting Firm”.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	The following consolidated financial statements of the Company are filed as part of this Form 10-K:

(i)	Reports of Independent Registered Public Accounting Firms

(ii)	Consolidated Statements of Financial Condition as of December 31, 2015 and December 31, 2014

(iii)	Consolidated Statements of Income for the fiscal years ended December 31, 2015, December 31, 2014 and December 31, 2013

(iv)	Consolidated Statements of Comprehensive Income for the fiscal years ended December 31, 2015, December 31, 2014 and December 31, 2013

(v)	Consolidated Statements of Stockholders’ Equity for the fiscal years ended December 31, 2015, December 31, 2014 and December 31, 2013

(vi)	Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2015, December 31, 2014 and December 31, 2013

(vii)	Notes to Consolidated Financial Statements

(a)(2) Financial Statements Schedules. All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and have therefore been omitted.

(a)(3) Exhibits.

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3(i) to the Company’s Form 8-K Current Report filed with the SEC on November 12, 2015)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2007)

3.3	Bylaw Amendment – (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 28, 2012

10.1	Form of 1999 Directors Deferred Compensation Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2009) *

10.2	Form of Amendments to the 1999 Directors Deferred Compensation Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2011) *

10.3	Form of Director Supplemental Life Insurance/ Split Dollar Plan (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2009) *

10.4	Employee Annual Incentive Plan, (filed herewith)*■

10.5	Change of Control Severance Agreement with JoAnn N. McMinn (incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2005).*

10.6	Salary Continuation Agreement with JoAnn N. McMinn (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2008)*

10.7	Salary Continuation Agreement with Marcie A. Barber (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2008)*

10.8	Change of Control Severance Agreement with Marcie A. Barber (incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K filed with the SEC on May 27, 2008).*

10.9	Juniata Valley Financial Corp. 2011 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 15, 2011)*

10.10	Technology Outsourcing Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 22, 2010).

13.1	Annual Report to Shareholders

21.1	Subsidiaries of Juniata Valley Financial Corp.

23.1	Consent of BDO USA, LLP

31.1	Rule 13a-4(d) Certification of Marcie A. Barber

31.2	Rule 13a-4(d) Certification of JoAnn N. McMinn

32.1	Section 1350 Certification of Marcie A. Barber

32.2	Section 1350 Certification of JoAnn N. McMinn

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

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

Date: March 15, 2016

/s/ Marcie A. Barber

By: Marcie A. Barber

Director, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Timothy I. Havice
Timothy I. Havice	March 15, 2016
Chairman

/s/ Philip E. Gingerich, Jr.
Philip E. Gingerich, Jr.	March 15, 2016
Vice Chairman

/s/ Charles L. Hershberger
Charles L. Hershberger	March 15, 2016
Secretary

/s/ Marcie A. Barber
Marcie A. Barber	March 15, 2016

Director and Chief Executive Officer (Principal Executive Officer)

/s/ Martin L. Dreibelbis
Martin L. Dreibelbis	March 15, 2016
Director

/s/ Gary E. Kelsey
Gary E. Kelsey	March 15, 2016
Director

/s/ Jan G. Snedeker
Jan G. Snedeker	March 15, 2016
Director

/s/ Richard M. Scanlon
Richard M. Scanlon, DMD	March 15, 2016
Director

/s/ Bradley J. Wagner
Bradley J. Wagner	March 15, 2016
Director

/s/ JoAnn N. McMinn
JoAnn N. McMinn	March 15, 2016

Chief Financial Officer (Principal Accounting and Financial Officer)

