Form 10-Q
period 2016-03-31
JUNIATA VALLEY FINANCIAL CORP
filed 2016-05-10
CIK 714712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes  ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 8, 2016
Common Stock ($1.00 par value)	4,797,086 shares

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Financial Condition

( in thousands, except share data)

	(Unaudited)
	March 31,	December 31,
	2016	2015
ASSETS
Cash and due from banks	$9,503	$10,385
Interest bearing deposits with banks	75	73
Cash and cash equivalents	9,578	10,458

Interest bearing time deposits with banks	350	350
Securities available for sale	145,888	152,327
Restricted investment in Federal Home Loan Bank (FHLB) stock	3,111	3,509
Investment in unconsolidated subsidiary	4,579	4,553
Residential mortgage loans held for sale	-	125
Student loans held for sale	-	1,683
Total loans	378,506	377,043
Less: Allowance for loan losses	(2,554)	(2,478)
Total loans, net of allowance for loan losses	375,952	374,565
Premises and equipment, net	7,108	6,909
Other real estate owned	706	617
Bank owned life insurance and annuities	14,994	14,905
Investment in low income housing partnership	3,249	3,368
Core deposit and other intangible	336	366
Goodwill	5,492	5,381
Mortgage servicing rights	202	205
Accrued interest receivable and other assets	3,731	4,607
Total assets	$575,276	$583,928

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing	$108,059	$106,667
Interest bearing	358,173	350,459
Total deposits	466,232	457,126

Securities sold under agreements to repurchase	3,406	4,996
Short-term borrowings	4,100	30,061
Long-term debt	32,500	22,500
Other interest bearing liabilities	1,469	1,471
Accrued interest payable and other liabilities	6,162	7,812
Total liabilities	513,869	523,966
Stockholders' Equity:
Preferred stock, no par value:
Authorized - 500,000 shares, none issued	-	-
Common stock, par value $1.00 per share:
Authorized - 20,000,000 shares
Issued -
4,798,086 shares at March 31, 2016;
4,798,086 shares at December 31, 2015
Outstanding -
4,797,086 shares at March 31, 2016;
4,798,086 shares at December 31, 2015	4,798	4,798
Surplus	18,368	18,352
Retained earnings	39,251	39,015
Accumulated other comprehensive loss	(992)	(2,203)
Cost of common stock in Treasury:
1,000 shares at March 31, 2016	(18)	-
Total stockholders' equity	61,407	59,962
Total liabilities and stockholders' equity	$575,276	$583,928

See Notes to Consolidated Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Income

(Unaudited, in thousands, except share data)

	Three Months Ended
	March 31,
	2016	2015
Interest income:
Loans, including fees	$4,441	$3,547
Taxable securities	631	561
Tax-exempt securities	112	118
Other interest income	3	-
Total interest income	5,187	4,226
Interest expense:
Deposits	439	481
Securities sold under agreements to repurchase	1	1
Short-term borrowings	42	11
Long-term debt	69	68
Other interest bearing liabilities	7	4
Total interest expense	558	565
Net interest income	4,629	3,661
Provision for loan losses	121	50
Net interest income after provision for loan losses	4,508	3,611
Non-interest income:
Customer service fees	387	364
Debit card fee income	243	205
Earnings on bank-owned life insurance and annuities	88	90
Trust fees	80	81
Commissions from sales of non-deposit products	70	90
Income from unconsolidated subsidiary	40	49
Fees derived from loan activity	53	34
Mortgage banking income	35	54
Net loss on sales and calls of securities	-	(17)
Gain on sales of loans	113	-
Other non-interest income	70	50
Total non-interest income	1,179	1,000
Non-interest expense:
Employee compensation expense	1,663	1,474
Employee benefits	604	550
Occupancy	283	282
Equipment	165	128
Data processing expense	452	387
Director compensation	58	49
Professional fees	151	114
Taxes, other than income	94	89
FDIC Insurance premiums	105	87
Loss on sales of other real estate owned	3	-
Amortization of intangibles	31	11
Amortization of investment in low-income housing partnership	120	120
Merger and acquisition expense	58	10
Other non-interest expense	353	303
Total non-interest expense	4,140	3,604
Income before income taxes	1,547	1,007
Income tax provision	255	83
Net income	$1,292	$924
Earnings per share
Basic	$0.27	$0.22
Diluted	$0.27	$0.22
Cash dividends declared per share	$0.22	$0.22
Weighted average basic shares outstanding	4,797,866	4,187,441
Weighted average diluted shares outstanding	4,798,227	4,188,624

See Notes to Consolidated Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	Before		Net of	Before		Net of
	Tax	Tax	Tax	Tax	Tax	Tax
	Amount	Effect	Amount	Amount	Effect	Amount
Net income	$1,547	$(255)	$1,292	$1,007	$(83)	$924
Other comprehensive income:
Unrealized gains on available for sale securities:
Unrealized holding gains arising during the period	1,766	(600)	1,166	852	(290)	562
Unrealized holding gains from unconsolidated subsidiary	4	-	4	6	-	6
Less reclassification adjustment for losses (gains) included in net income (1) (3)	-	-	-	17	(6)	11
Amortization of pension net actuarial cost (2) (3)	62	(21)	41	61	(21)	40
Other comprehensive income	1,832	(621)	1,211	936	(317)	619
Total comprehensive income	$3,379	$(876)	$2,503	$1,943	$(400)	$1,543

See Notes to Consolidated Financial Statements

(1)	Amounts are included in gain on sales and calls of securities on the Consolidated Statements of Income as a separate element within total non-interest income.
(2)	Amounts are included in the computation of net periodic benefit cost and are included in employee benefits expense on the Consolidated Statements of Income as a separate element within total non-interest expense.
(3)	Income tax amounts are included in the provision for income taxes on the Consolidated Statements of Income.

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Stockholders' Equity

(Unaudited, in thousands, except share data)

Three Months Ended March 31, 2016

	Number				Accumulated
	of				Other		Total
	Shares	Common		Retained	Comprehensive	Treasury	Stockholders'
	Outstanding	Stock	Surplus	Earnings	Loss	Stock	Equity
Balance at January 1, 2016	4,798,086	$4,798	$18,352	$39,015	$(2,203)	$-	$59,962
Net income				1,292			1,292
Other comprehensive income					1,211		1,211
Cash dividends at $0.22 per share				(1,056)			(1,056)
Stock-based compensation			16				16
Purchase of treasury stock	(1,000)					(18)	(18)
Balance at March 31, 2016	4,797,086	$4,798	$18,368	$39,251	$(992)	$(18)	$61,407

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

See Notes to Consolidated Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Three Months Ended March 31,
	2016	2015
Operating activities:
Net income	$1,292	$924
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	121	50
Depreciation	147	133
Net amortization of securities premiums	193	213
Net amortization of loan origination (fees) costs	(11)	12
Deferred net loan origination costs (fees)	12	(28)
Amortization of core deposit intangible	31	11
Amortization of investment in low income housing partnership	120	120
Net amortization of purchase fair value adjustments	1	-
Net realized loss on sales and calls of securities	-	17
Net loss on sales of other real estate owned	2	-
Earnings on bank owned life insurance and annuities	(88)	(90)
Deferred income tax expense	4	17
Equity in earnings of unconsolidated subsidiary, net of dividends of $18 and $18	(22)	(31)
Stock-based compensation expense	16	13
Gain from sale of student loans	(113)	-
Mortgage loans originated for sale	(321)	(845)
Proceeds from mortgage loans sold to others	484	894
Mortgage banking income	(35)	(54)
Decrease (increase) in accrued interest receivable and other assets	138	(63)
Decrease in accrued interest payable and other liabilities	(533)	(395)
Net cash provided by operating activities	1,438	898
Investing activities:
Purchases of:
Securities available for sale	(3,051)	(18,209)
Premises and equipment	(346)	(58)
Bank owned life insurance and annuities	(12)	(12)
Proceeds from:
Sales of securities available for sale	-	12,896
Maturities of and principal repayments on securities available for sale	10,017	9,696
Redemption of FHLB stock	398	419
Sale of student loans	1,706	-
Sale of other real estate owned	33	1
Net (increase) decrease in loans	(1,547)	3,208
Net cash provided by investing activities	7,198	7,941
Financing activities:
Net increase in deposits	9,109	1,042
Net decrease in short-term borrowings and securities sold under agreements to repurchase	(27,551)	(8,809)
Issuance of long-term debt	10,000	-
Cash dividends	(1,056)	(921)
Purchase of treasury stock	(18)	-
Net cash used in financing activities	(9,516)	(8,688)
Net (decrease) increase in cash and cash equivalents	(880)	151
Cash and cash equivalents at beginning of year	10,458	6,767
Cash and cash equivalents at end of period	$9,578	$6,918
Supplemental information:
Interest paid	$561	$600
Income taxes paid	-	100
Supplemental schedule of noncash investing and financing activities:
Transfer of loans to other real estate owned	$124	$189

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (U.S. GAAP) for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three month period ended March 31, 2016 are not necessarily indicative of the results for the year ending December 31, 2016. For further information, refer to the consolidated financial statements and notes thereto included in Juniata Valley Financial Corp.’s Annual Report on Form 10-K for the year ended December 31, 2015.

The Company has evaluated events and transactions occurring subsequent to the consolidated statement of financial condition date of March 31, 2016 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

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

Effective Date: The amendments are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The adoption of this update had no material effect on the Company’s consolidated financial condition or results of operations.

Accounting Standards Update 2016-02, Leases

Issued: February 2016

Summary: The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.

Effective Date: The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact this Update will have on its consolidated financial position and results of operations.

3. Accumulated other Comprehensive loss

Components of accumulated other comprehensive loss, net of tax consisted of the following (in thousands):

	3/31/2016	12/31/2015
Unrealized gains on available for sale securities	$1,266	$96

Unrecognized expense for defined benefit pension	(2,258)	(2,299)

Accumulated other comprehensive loss	$(992)	$(2,203)

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

(Amounts, except earnings per share, in thousands)

	Three Months	Three Months
	Ended	Ended
	March 31, 2016	March 31, 2015

Net income	$1,292	$924
Weighted-average common shares outstanding	4,798	4,187
Basic earnings per share	$0.27	$0.22

Weighted-average common shares outstanding	4,798	4,187
Common stock equivalents due to effect of stock options	-	1
Total weighted-average common shares and equivalents	4,798	4,188
Diluted earnings per share	$0.27	$0.22

5. Securities

The Company’s investment portfolio includes primarily bonds issued by U.S. Government sponsored agencies (approximately 21%), mortgage-backed securities issued by Government-sponsored agencies and backed by residential mortgages (approximately 56%) and municipal bonds (approximately 22%) as of March 31, 2016. Most of the municipal bonds are general obligation bonds with maturities or pre-refunding dates within 5 years. The remaining 1% of the portfolio includes a group of equity investments in other financial institutions.

The amortized cost and fair value of securities as of March 31, 2016 and December 31, 2015, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because the securities may be called or prepaid with or without prepayment penalties.

	March 31, 2016
Securities Available for Sale			Gross	Gross
	Amortized	Fair	Unrealized	Unrealized
Type and maturity	Cost	Value	Gains	Losses
Obligations of U.S. Government agencies and corporations
Within one year	$-	$-	$-	$-
After one year but within five years	22,490	22,568	82	(4)
After five years but within ten years	7,500	7,512	14	(2)
	29,990	30,080	96	(6)
Obligations of state and political subdivisions
Within one year	5,096	5,103	7	-
After one year but within five years	16,686	16,866	187	(7)
After five years but within ten years	10,120	10,347	227	-
After ten years	-	-	-	-
	31,902	32,316	421	(7)
Mortgage-backed securities	80,405	81,268	909	(47)
Equity securities	1,692	2,224	563	(31)
Total	$143,989	$145,888	$1,989	$(91)

	December 31, 2015
Securities Available for Sale			Gross	Gross
	Amortized	Fair	Unrealized	Unrealized
Type and maturity	Cost	Value	Gains	Losses
Obligations of U.S. Government agencies and corporations
Within one year	$1,000	$1,003	$3	$-
After one year but within five years	24,489	24,264	19	(244)
After five years but within ten years	7,495	7,465	7	(37)
	32,984	32,732	29	(281)
Obligations of state and political subdivisions
Within one year	5,756	5,771	15	-
After one year but within five years	16,070	16,151	101	(20)
After five years but within ten years	7,204	7,282	78	-
After ten years	330	331	1	-
	29,360	29,535	195	(20)
Mortgage-backed securities	88,159	87,741	213	(631)
Equity securities	1,692	2,319	645	(18)
Total	$152,195	$152,327	$1,082	$(950)

Certain obligations of the U.S. Government and state and political subdivisions are pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law. The carrying value of the pledged assets was $44,596,000 and $45,101,000 at March 31, 2016 and December 31, 2015, respectively.

In addition to cash received from the scheduled maturities of securities, some investment securities available for sale are sold or called at current market values during the course of normal operations.

The following chart summarizes proceeds received from sales or calls of investment securities transactions and the resulting realized gains and losses (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Gross proceeds from sales of securities	$-	$12,896
Securities available for sale:
Gross realized gains from sold and called securities	$-	$41
Gross realized losses from sold and called securities	-	(58)

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

The following table shows gross unrealized losses and fair value, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2016 and December 31, 2015 (in thousands):

	Unrealized Losses at March 31, 2016

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. Government agencies and corporations	$4,496	$(6)	$-	$-	$4,496	$(6)
Obligations of state and political subdivisions	1,029	(3)	694	(4)	1,723	(7)
Mortgage-backed securities	5,336	(5)	11,172	(42)	16,508	(47)
Debt securities	10,861	(14)	11,866	(46)	22,727	(60)

Equity securities	186	(15)	52	(16)	238	(31)

Total temporarily impaired securities	$11,047	$(29)	$11,918	$(62)	$22,965	$(91)

	Unrealized Losses at December 31, 2015

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. Government agencies and corporations	$10,887	$(102)	$12,814	$(179)	$23,701	$(281)
Obligations of state and political subdivisions	7,469	(13)	692	(7)	8,161	(20)
Mortgage-backed securities	57,454	(631)	-	-	57,454	(631)
Debt securities	75,810	(746)	13,506	(186)	89,316	(932)

Equity securities	62	(3)	75	(15)	137	(18)

Total temporarily impaired securities	$75,872	$(749)	$13,581	$(201)	$89,453	$(950)

At March 31, 2016, 3 U.S. Government agency and corporations securities had unrealized losses that, in the aggregate, totaled 0.02% of amortized cost. None of these securities have been in a continuous loss position for 12 months or more.

At March 31, 2016, 7 obligations of state and political subdivisions had unrealized losses that, in the aggregate, totaled 0.02% of amortized cost. Two of these securities has been in a continuous loss position for 12 months or more.

At March 31, 2016, 6 mortgage-backed securities had an unrealized loss that totaled 0.06% of amortized cost. Four of these securities has been in a continuous loss position for 12 months or more.

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

Equity securities owned by the Company consist of common stock of various financial services providers and are evaluated quarterly for evidence of other-than-temporary impairment. There were four equity securities that were in an unrealized loss position for 12 months or more as of March 31, 2016. Individually and collectively, these four equity securities have insignificant unrealized losses. Management has identified no other-than-temporary impairment as of, or for the periods ended March 31, 2016, March 31, 2015 and December 31, 2015, respectively, in the equity portfolio. Management continues to track the performance of each stock owned to determine if it is prudent to recognize any other-than-temporary impairment charges. The Company has the ability and intent to hold its equity securities until recovery of unrealized losses.

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

In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination, which may not be currently available to management. Based on management’s comprehensive analysis of the loan portfolio, management believes the level of the allowance for loan losses as of March 31, 2016 was adequate.

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

Loan Portfolio Classification

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of March 31, 2016 and December 31, 2015 (in thousands):

As of March 31, 2016	Pass	Special Mention	Substandard	Doubtful	Total

Commercial, financial and agricultural	$33,437	$1,835	$1,115	$-	$36,387
Real estate - commercial	105,083	15,548	3,250	1,242	125,123
Real estate - construction	16,736	6,969	3,778	-	27,483
Real estate - mortgage	149,096	6,066	4,434	1,397	160,993
Obligations of states and political subdivisions	20,339	432		-	20,771
Personal	7,664	72	13	-	7,749
Total	$332,355	$30,922	$12,590	$2,639	$378,506

As of December 31, 2015	Pass	Special Mention	Substandard	Doubtful	Total

Commercial, financial and agricultural	$30,814	$1,853	$1,504	$-	$34,171
Real estate - commercial	106,629	16,067	3,274	1,243	127,213
Real estate - construction	16,351	7,024	3,297	-	26,672
Real estate - mortgage	152,161	6,595	4,656	1,205	164,617
Obligations of states and political subdivisions	17,069	455		-	17,524
Personal	6,787	56	3	-	6,846
Total	$329,811	$32,050	$12,734	$2,448	$377,043

The Company has certain loans in its portfolio that are considered to be impaired. It is the policy of the Company to recognize income on impaired loans that have been transferred to nonaccrual status on a cash basis, only to the extent that it exceeds principal balance recovery. Until an impaired loan is placed on nonaccrual status, income is recognized on the accrual basis. Collateral analysis is performed on each impaired loan at least quarterly, and results are used to determine if a specific reserve is necessary to adjust the carrying value of each individual loan down to the estimated fair value. Generally, specific reserves are carried against impaired loans based upon estimated collateral value until a confirming loss event occurs or until termination of the credit is scheduled through liquidation of the collateral or foreclosure. Charge off will occur when a confirmed loss is identified. Professional appraisals of collateral, discounted for expected selling costs, appraisal age, economic conditions and other known factors are used to determine the charge-off amount. The following tables summarize information regarding impaired loans by portfolio class as of March 31, 2016 and December 31, 2015 (in thousands):

	As of March 31, 2016			As of December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired loans
With no related allowance recorded:
Commercial, financial and agricultural	$19	$19	$-	$475	$475	$-
Real estate - commercial	1,816	2,004	-	1,851	2,024	-
Acquired with credit deterioration	819	893	-	834	893	-
Real estate - mortgage	2,203	3,699	-	2,636	4,127	-
Acquired with credit deterioration	623	641	-	630	642	-
With an allowance recorded:
Real estate - mortgage	$330	$331	$60	$-	$-	$-
Total:
Commercial, financial and agricultural	$19	$19	$-	$475	$475	$-
Real estate - commercial	1,816	2,004	-	1,851	2,024	-
Acquired with credit deterioration	819	893	-	834	893	-
Real estate - mortgage	2,533	4,030	60	2,636	4,127	-
Acquired with credit deterioration	623	641	-	630	642	-
	$5,810	$7,587	$60	$6,426	$8,161	$-

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income
Impaired loans
With no related allowance recorded:
Commercial, financial and agricultural	$247	$-	$-	$1	$-	$-
Real estate - commercial	1,834	9	-	2,242	11	6
Acquired with credit deterioration	827	-		-	-	-
Real estate - construction	-	-	-	169	-	-
Real estate - mortgage	2,420	4	6	2,919	10	7
Acquired with credit deterioration	627	-	-	-	-	-
With an allowance recorded:
Real estate - commercial	$-	$-	$-	$101	$-	$-
Real estate - construction	-	-	-	168	-	-
Real estate - mortgage	165	-	-	777	-	-
Total:
Commercial, financial and agricultural	$247	$-	$-	$1	$-	$-
Real estate - commercial	1,834	9	-	2,343	11	6
Acquired with credit deterioration	827	-	-	-	-	-
Real estate - construction	-	-	-	337	-	-
Real estate - mortgage	2,585	4	6	3,696	10	7
Acquired with credit deterioration	627	-	-	-	-	-
	$6,120	$13	$6	$6,377	$21	$13

The following table presents nonaccrual loans by classes of the loan portfolio as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Nonaccrual loans:
Commercial, financial and agricultural	$19	$-
Real estate - commercial	1,281	1,286
Real estate - mortgage	2,406	2,402
Total	$3,706	$3,688

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of March 31, 2016 and December 31, 2015 (in thousands):

As of March 31, 2016	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans Past Due greater than 90 Days and Accruing

Commercial, financial and agricultural	$57	53	19	$129	$36,258	$36,387	$-
Real estate - commercial
Real estate - commercial	24	-	1,242	1,266	123,038	124,304	-
Acquired with credit deterioration	211	-	608	819	-	819	608
Real estate - construction	-	-	-	-	27,483	27,483	-
Real estate - mortgage
Real estate - mortgage	1,962	255	1,842	4,059	156,311	160,370	27
Acquired with credit deterioration	183	-	118	301	322	623	118
Obligations of states and political subdivisions	-	-	-	-	20,771	20,771	-
Personal	44	-	-	44	7,705	7,749	-
Total	$2,481	$308	$3,829	$6,618	$371,888	$378,506	$753

As of December 31, 2015	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans Past Due greater than 90 Days and Accruing

Commercial, financial and agricultural	$92	-	-	$92	$34,079	$34,171	$-
Real estate - commercial						-
Real estate - commercial	112	124	1,243	1,479	124,900	126,379	-
Acquired with credit deterioration	-	175	443	618	216	834	443
Real estate - construction	-	-	-	-	26,672	26,672	-
Real estate - mortgage	-	-	-	-	-	-
Real estate - mortgage	1,038	761	1,669	3,468	160,519	163,987	-
Acquired with credit deterioration	-	61	119	180	450	630	119
Obligations of states and political subdivisions	-	-	-	-	17,524	17,524	-
Personal	56	48	2	106	6,740	6,846	2
Total	$1,298	$1,169	$3,476	$5,943	$371,100	$377,043	$564

The following table summarizes information regarding troubled debt restructurings by loan portfolio class at March 31, 2016 and December 31, 2015, in thousands of dollars.

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment
As of March 31, 2016
Accruing troubled debt restructurings:
Real estate - commercial	1	$148	$148	$140
Real estate - mortgage	6	254	282	228
	7	$402	$430	$368

As of December 31, 2015
Accruing troubled debt restructurings:
Real estate - commercial	1	$148	$148	$142
Real estate - mortgage	6	254	282	234
	7	$402	$430	$376

The Company’s troubled debt restructurings are also impaired loans, which may result in a specific allocation and subsequent charge-off if appropriate. As of March 31, 2016 there were no specific reserves carried for troubled debt restructurings. There were no defaults of troubled debt restructurings that took place during the three months ended March 31, 2016 or 2015 within 12 months of restructure. On December 31, 2015, there were no specific reserves carried for troubled debt restructured loans and no charge-offs relating to the troubled debt restructurings. The amended terms of the restructured loans vary, whereby interest rates have been reduced, principal payments have been reduced or deferred for a period of time and/or maturity dates have been extended.

There were no loans whose terms have been modified resulting in troubled debt restructurings during the three months ended March 31, 2016 or March 31, 2015.

Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process at March 31, 2016 and December 31, 2015 totaled $1,553,000 and $1,614,000, respectively.

The following tables summarize the activity in the allowance for loan losses and related investments in loans receivable (in thousands):

As of, and for the periods ended, March 31, 2016

	Commercial, financial and agricultural	Real estate - commercial	Real estate - construction	Real estate - mortgage	Obligations of states and political subdivisions	Personal	Total
Allowance for loan losses:
Beginning balance, January 1, 2016	$264	$836	$191	$1,140	$-	$47	$2,478
Charge-offs	-	(32)	-	(18)	-	(4)	(54)
Recoveries	-	-	-	1	-	8	9
Provisions	27	17	7	61	-	9	121
Ending balance, March 31, 2016	$291	$821	$198	$1,184	$-	$60	$2,554

	Commercial, financial and agricultural	Real estate - commercial	Real estate - construction	Real estate - mortgage	Obligations of states and political subdivisions	Personal	Total
Allowance for loan losses:
Ending balance	$291	$821	$198	$1,184	$-	$60	$2,554
evaluated for impairment
individually	$-	$-	$-	$60	$-	$-	$60
collectively	$291	$821	$198	$1,124	$-	$60	$2,494

Loans:
Ending balance	$36,387	$125,123	$27,483	$160,993	$20,771	$7,749	$378,506
evaluated for impairment
individually	$19	$1,816	$-	$2,533	$-	$-	$4,368
collectively	$36,368	$122,488	$27,483	$157,837	$20,771	$7,749	$372,696
acquired with credit deterioration	-	819	-	623	-	-	1,442

As of, and for the periods ended, March 31, 2015

	Commercial, financial and agricultural	Real estate - commercial	Real estate - construction	Real estate - mortgage	Obligations of states and political subdivisions	Personal	Total
Allowance for loan losses:
Beginning balance, January 1, 2015	$222	$665	$155	$1,300	$-	$38	$2,380
Charge-offs	-	-	-	(32)	-	(1)	(33)
Recoveries	-	-	-	-	-	2	2
Provisions	(6)	41	19	-	-	(4)	50
Ending balance, March 31, 2015	$216	$706	$174	$1,268	$-	$35	$2,399

	Commercial, financial and agricultural	Real estate - commercial	Real estate - construction	Real estate - mortgage	Obligations of states and political subdivisions	Personal	Total
Allowance for loan losses:
Ending balance	$216	$706	$174	$1,268	$-	$35	$2,399
evaluated for impairment
individually	$-	$40	$24	$132	$-	$-	$196
collectively	$216	$666	$150	$1,136	$-	$35	$2,203

Loans:
Ending balance	$25,250	$90,427	$20,224	$137,842	$13,915	$3,831	$291,489
evaluated for impairment
individually	$-	$2,421	$336	$3,440	$-	$-	$6,197
collectively	$25,250	$88,006	$19,888	$134,402	$13,915	$3,831	$285,292

As of December 31, 2015

As of December 31, 2015	Commercial, financial and agricultural	Real estate - commercial	Real estate - construction	Real estate - mortgage	Obligations of states and political subdivisions	Personal	Total
Allowance for loan losses:
Ending balance	$264	$836	$191	$1,140	$-	$47	$2,478
evaluated for impairment
individually	$-	$-	$-	$-	$-	$-	$-
collectively	$264	$836	$191	$1,140	$-	$47	$2,478

Loans:
Ending balance	$34,171	$127,213	$26,672	$164,617	$17,524	$6,846	$377,043
evaluated for impairment
individually	$475	$1,851	$-	$2,636	$-	$-	$4,962
collectively	$33,696	$124,528	$26,672	$161,351	$17,524	$6,846	$370,617
acquired with credit deterioration	$-	834	$-	$630	$	$-	$1,464

7. Goodwill and other intangible assets

Branch Acquisition

On September 8, 2006, the Company acquired a branch office in Richfield, PA. Goodwill at March 31, 2016 and December 31, 2015 was $2,046,000. Core deposit intangible was $18,000, net of amortization of $420,000, at March 31, 2016 and $29,000, net of amortization of $402,000, at December 31, 2015. The core deposit intangible is being amortized over a ten-year period on a straight line basis. Goodwill is not amortized, but is measured annually for impairment or more frequently if certain events occur which might indicate goodwill has been impaired. Core deposit amortization expense was $11,000 in each of the three months ending March 31, 2016 and 2015, respectively. There was no impairment of goodwill during the three month periods ended March 31, 2016 or 2015.

FNBPA Acquisition

On November 30, 2015, the Company completed its acquisition of FNBPA Bancorp, Inc. (“FNBPA”) and as a result, recorded goodwill of $3,446,000. Core deposit intangible in the amount of $303,000 was recorded and is being amortized over a ten-year period using a sum of the year’s digits basis. Core deposit intangible amortization expense recorded the three months ended March 31, 2016 was $14,000, and is expected to be $55,000 for the full year. In the succeeding 4 years, core deposit intangible amortization is expected to be $49,000, $44,000, $38,000 and $33,000 per year, respectively, and $80,000 in total for years after 2020. Other intangible assets were identified and recorded as of November 30, 2015 in the amount of $40,000 and are being amortized on a straight line basis over two years, through November 30, 2017. Expense recognized in the three months ended March 31, 2016 was $5,000. Amortization expense is projected to be $20,000 and $18,000 for the full year of 2016 and 2017, respectively.

8. Investment in Unconsolidated Subsidiary

The Company owns 39.16% of the outstanding common stock of Liverpool Community Bank (LCB), Liverpool, PA. This investment is accounted for under the equity method of accounting and is being carried at $4,579,000 as of March 31, 2016. The Company increases its investment in LCB for its share of earnings and decreases its investment by any dividends received from LCB. The investment is evaluated quarterly for impairment. A loss in value of the investment which is determined to be other than a temporary decline would be recognized as a loss in the period in which such determination is made. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of LCB to sustain an earnings capacity that would justify the current carrying value of the investment. There was no impairment of goodwill during the three month periods ended March 31, 2016 or 2015.

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

The following table summarizes financial assets and financial liabilities measured at fair value as of March 31, 2016 and December 31, 2015, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands). There were no transfers of assets between fair value Level 1 and Level 2 during the three months ended March 31, 2016 or 2015.

		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	March 31,	for Identical	Observable	Unobservable
	2016	Assets	Inputs	Inputs
Measured at fair value on a recurring basis:
Debt securities available-for-sale:

Obligations of U.S. Government agencies and corporations	$30,080	$-	$30,080	$-
Obligations of state and political subdivisions	32,316	-	32,316	-
Mortgage-backed securities	81,268	-	81,268	-
Equity securities available-for-sale	2,224	2,224	-	-

Measured at fair value on a non-recurring basis:
Impaired loans	2,492	-	-	2,492
Other real estate owned	171	-	-	171
Mortgage servicing rights	202	-	-	202

		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	December 31,	for Identical	Observable	Unobservable
	2015	Assets	Inputs	Inputs
Measured at fair value on a recurring basis:
Debt securities available-for-sale:

Obligations of U.S. Government agencies and corporations	$32,732	$-	$32,732	$-
Obligations of state and political subdivisions	29,535	-	29,535	-
Mortgage-backed securities	87,741	-	87,741	-
Equity securities available-for-sale	2,319	2,319	-	-

Measured at fair value on a non-recurring basis:
Impaired loans	2,232	-	-	2,232
Other real estate owned	150	-	-	150
Mortgage servicing rights	205	-	-	205

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs have been used to determine fair value:

March 31, 2016	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average

Impaired loans	$2,492	Appraisal of collateral (1)	Appraisal and liquidation adjustments (2)	7% - 37%	15.1%
Other real estate owned	171	Appraisal of collateral (1)	Appraisal and liquidation adjustments (2)	10% - 32%	30%
Mortgage servicing rights	202	Multiple of annual servicing fee	Estimated pre-payment speed, based on rate and term	300% - 400%	363%

December 31, 2015	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average

Impaired loans	$2,232	Appraisal of collateral (1)	Appraisal and liquidation adjustments (2)	7% - 37%	16.1%
Other real estate owned	150	Appraisal of collateral (1)	Appraisal and liquidation adjustments (2)	32%	32%
Mortgage servicing rights	205	Multiple of annual servicing fee	Estimated pre-payment speed, based on rate and term	300% - 400%	364%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral that generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted downward by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

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

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

Financial Instruments

(in thousands)

	March 31, 2016		December 31, 2015
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and due from banks	$9,503	$9,503	$10,385	$10,385
Interest bearing deposits with banks	75	75	73	73
Interest bearing time deposits with banks	350	350	350	350
Securities	145,888	145,888	152,327	152,327
Restricted investment in FHLB stock	3,111	3,111	3,509	3,509
Loans held for sale	-	-	1,808	1,808
Loans, net of allowance for loan losses	375,952	373,419	374,565	373,078
Mortgage servicing rights	202	202	205	205
Accrued interest receivable	1,564	1,564	1,806	1,806

Financial liabilities:
Non-interest bearing deposits	108,059	108,059	106,667	106,667
Interest bearing deposits	358,173	360,864	350,459	352,859
Securities sold under agreements to repurchase	3,406	3,406	4,996	4,996
Short-term borrowings	4,100	4,100	30,061	30,061
Long-term debt	32,500	32,424	22,500	22,482
Other interest bearing liabilities	1,469	1,474	1,471	1,476
Accrued interest payable	235	235	238	238

Off-balance sheet financial instruments:
Commitments to extend credit	-	-	-	-
Letters of credit	-	-	-	-

The following presents the carrying amount, fair value and placement in the fair value hierarchy of the Company’s financial instruments not previously disclosed as of March 31, 2016 and December 31, 2015. This table excludes financial instruments for which the carrying amount approximates fair value (in thousands).

			(Level 1)
			Quoted Prices in	(Level 2)	(Level 3)
			Active Markets	Significant	Significant
			for Identical	Other	Other
March 31, 2016	Carrying Amount	Fair Value	Assets or Liabilities	Observable Inputs	Unobservable Inputs
Financial instruments - Assets
Interest bearing time deposits with banks	$350	$350	$-	$350	$-
Loans, net of allowance for loan losses	375,952	373,419	-	-	373,419
Financial instruments - Liabilities
Interest bearing deposits	358,173	360,864	-	360,864	-
Long-term debt	32,500	32,631	-	32,631	-
Other interest bearing liabilities	1,469	1,474	-	1,474	-

			(Level 1)
			Quoted Prices in	(Level 2)	(Level 3)
			Active Markets	Significant	Significant
			for Identical	Other	Other
December 31, 2015	Carrying Amount	Fair Value	Assets or Liabilities	Observable Inputs	Unobservable Inputs
Financial instruments - Assets
Interest bearing time deposits with banks	$350	$350	$-	$350	$-
Loans held for sale	1,808	1,808	-	1,808	-
Loans, net of allowance for loan losses	374,565	373,078	-	-	373,078
Financial instruments - Liabilities
Interest bearing deposits	350,459	352,859	-	352,859	-
Long-term debt	22,500	22,482	-	22,482	-
Other interest bearing liabilities	1,471	1,476	-	1,476	-

10. Defined Benefit Retirement Plan

The Company sponsors a defined benefit retirement Plan (the “JVB Plan”) which covers substantially all of its employees employed prior to December 31, 2007. As of January 1, 2008, the JVB Plan was amended to close the JVB Plan to new entrants. All active participants as of December 31, 2007 became 100% vested in their accrued benefit and, as long as they remained eligible, continued to accrue benefits until December 31, 2012. The benefits are based on years of service and the employee’s compensation. Effective December 31, 2012, the JVB Plan was amended (frozen) to cease future service accruals after that date. The Company’s funding policy is to contribute annually no more than the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide for benefits attributed to service through December 31, 2012. The Company has made no contributions in the first three months of 2016 and does not expect to contribute to the JVB Plan in the remainder of 2016. Pension expense included the following components for the three month periods ended March 31, 2016 and 2015:

(Dollars in thousands)
	Three Months Ended
	March 31,
	2016	2015
Components of net periodic pension cost (income)
Interest cost	$114	$112
Expected return on plan assets	(142)	(148)
Recognized net actuarial loss	62	61
Net periodic pension cost (income)	$34	$25

Amortization of net actuarial loss recognized in other comprehensive income	$(62)	$(61)

Total recognized in net periodic pension cost and other comprehensive income	$(28)	$(36)

As a result of the FNBPA acquisition, the Company sponsors a second defined benefit retirement plan (the “FNB Plan), which covers substantially all former FNBPA employees that were employed prior to September 30, 2008. The FNB Plan was amended as of December 31, 2015 to cease future service accruals to previously unfrozen participants and is now considered to be “frozen”. The Company’s funding policy is to contribute annually no more than the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide for benefits attributed to service prior to the frozen date. The Company has made no contributions in the first three months of 2016 and does not expect to contribute to the FNB Plan in the remainder of 2016. Pension benefit included the following components for the three month period ended March 31, 2016 and 2015.

(Dollars in thousands)

	Three Months Ended
	March 31,
	2016	2015
Components of net periodic pension cost (income)
Interest cost	$53	$-
Expected return on plan assets	(57)	-
Recognized net actuarial loss	-	-
Net periodic pension cost (income)	$(4)	$-

Amortization of net actuarial loss recognized in other comprehensive income	$-	$-

Total recognized in net periodic pension cost and other comprehensive income	$(4)	$-

11. Commitments, Contingent Liabilities and Guarantees

In the ordinary course of business, the Company makes commitments to extend credit to its customers through letters of credit, loan commitments and lines of credit. At March 31, 2016, the Company had $58,518,000 outstanding in loan commitments and other unused lines of credit extended to its customers as compared to $47,280,000 at December 31, 2015.

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its letters of credit. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, financial and performance letters of credit have expiration dates within one year of issuance, while commercial letters of credit have longer term commitments. The credit risk involved in issuing letters of credit is essentially the same as the risks that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. The Company had outstanding $2,464,000 and $2,586,000 of financial and performance letters of credit commitments as of March 31, 2016 and December 31, 2015, respectively. Commercial letters of credit as of March 31, 2016 and December 31, 2015 totaled $11,900,000. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The amount of the liability as of March 31, 2016 for payments under letters of credit issued was not material. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk.

Additionally, the Company has committed to fund and sell qualifying residential mortgage loans to the Federal Home Loan Bank of Pittsburgh in the total amount of $10,000,000. As of March 31, 2016, $8,290,000 remained to be delivered on that commitment, none of which has been committed to borrowers.

12. Subsequent Events

In April 2016, the Board of Directors declared a dividend of $0.22 per share to shareholders of record on May 18, 2016, payable on June 1, 2016.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements:

The information contained in this Quarterly Report on Form 10-Q contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder) including statements which are not historical facts or that address trends or management's intentions, plans, beliefs, expectations or opinions.  Such forward looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward looking statements including, without limitation:

•	the impact of adverse changes in the economy and real estate markets, including protracted periods of low-growth and sluggish loan demand;
•	the effect of market interest rates, particularly a continuing period of low market interest rates, and relative balances of rate-sensitive assets to rate-sensitive liabilities, on net interest margin and net interest income;
•	the effect of competition on rates of deposit and loan growth and net interest margin;
•	increases in non-performing assets, which may result in increases in the allowance for credit losses, loan charge-offs and elevated collection and carrying costs related to such non-performing assets;
•	other income growth, including the impact of regulatory changes which have reduced debit card interchange revenue;
•	investment securities gains and losses, including other than temporary declines in the value of securities which may result in charges to earnings;
•	the level of other expenses, including salaries and employee benefit expenses;
•	the increasing time and expense associated with regulatory compliance and risk management;
•	the uncertainty and lack of clear regulatory guidance associated with the delay in implementing many of the regulations mandated by the Dodd Frank Act;
•	capital and liquidity strategies, including the expected impact of the capital and liquidity requirements modified by the Basel III standards;
•	integration costs and cost savings related to business combinations.

The Company undertakes no obligation to publicly update or revise forward looking information, whether as a result of new or updated information, future events or otherwise.  For a more complete discussion of certain risks, uncertainties and other factors affecting the Company, refer to the Company’s Risk Factors, contained in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, and Item 1A of Part II of this Quarterly Report on Form 10-Q, a copy of which may be obtained from the Company upon request and without charge (except for the exhibits thereto).

Critical Accounting Policies:

Disclosure of the Company’s significant accounting policies is included in the notes to the consolidated financial statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Some of these policies require significant judgments, estimates, and assumptions to be made by management, most particularly in connection with determining the provision for loan losses and the appropriate level of the allowance for loan losses, as well as management’s evaluation of the investment portfolio for other-than-temporary impairment. There have been no changes in critical accounting policies since December 31, 2015.

General:

The following discussion relates to the consolidated financial condition of the Company as of March 31, 2016, as compared to December 31, 2015, and the consolidated results of operations for the three months ended March 31, 2016, compared to the same period in 2015. This discussion should be read in conjunction with the interim consolidated financial statements and related notes included herein.

Overview:

Juniata Valley Financial Corp. is a Pennsylvania corporation organized in 1983 to be the holding company of The Juniata Valley Bank. The Bank is a state-chartered bank headquartered in Mifflintown, Pennsylvania. Juniata Valley Financial Corp. and its subsidiary bank derive substantially all of their income from banking and bank-related services, including interest earned on residential real estate, commercial mortgage, commercial and consumer loans, interest earned on investment securities and fee income from deposit services and other financial services to its customers through 15 locations in Pennsylvania. The Company completed its acquisition of FNBPA Bancorp, Inc. (“FNBPA”) on November 30, 2015, at which time total assets increased by approximately $92 million, or 19%. Juniata Valley Financial Corp. also owns 39.16% of Liverpool Community Bank (LCB), located in Liverpool, Pennsylvania. The Company accounts for LCB as an unconsolidated subsidiary using the equity method of accounting.

Financial Condition:

Total assets as of March 31, 2016, were $575.3 million, a decrease of 1.5% compared to December 31, 2015. Comparing the balances at March 31, 2016 and December 31, 2015, deposits increased by $9.1 million, with non-interest bearing deposits increasing by $1.4 million and interest-bearing deposits increasing by $7.7 million. The Company’s investment portfolio decreased by $6.4 million and borrowings decreased by $17.5 million.

The table below shows changes in deposit volumes by type of deposit (in thousands of dollars) between December 31, 2015 and March 31, 2016.

	March 31,	December 31,	Change
	2016	2015	$	%
Deposits:
Demand, non-interest bearing	$108,059	$106,667	$1,392	1.3%
Interest bearing demand and money market	119,726	114,406	5,320	4.7
Savings	97,826	94,923	2,903	3.1
Time deposits, $100,000 and more	26,774	25,573	1,201	4.7
Other time deposits	113,847	115,557	(1,710)	(1.5)

Total deposits	$466,232	$457,126	$9,106	2.0%

Overall, loans increased $1.5 million, or 0.4%, between December 31, 2015 and March 31, 2016, as shown in the table below (in thousands of dollars), primarily due to increases in commercial lending, loans to states and political subdivision and personal consumer lending, partially offset by reductions in residential and commercial real estate loans.

	March 31,	December 31,	Change
	2016	2015	$	%
Loans:
Commercial, financial and agricultural	$36,387	$34,171	$2,216	6.5%
Real estate - commercial	125,123	127,213	(2,090)	(1.6)
Real estate - construction	27,483	26,672	811	3.0
Real estate - mortgage	160,993	164,617	(3,624)	(2.2)
Obligations of states and political subdivisions	20,771	17,524	3,247	18.5
Personal	7,749	6,846	903	13.2
Total loans	$378,506	$377,043	$1,463	0.4%

A summary of the activity in the allowance for loan losses for each of the three-month periods ended March 31, 2016 and 2015 (in thousands) is presented below.

	Periods Ended March 31,
	2016	2015
Balance of allowance - January 1	$2,478	$2,380
Loans charged off	(54)	(33)
Recoveries of loans previously charged off	9	2
Net charge-offs	(45)	(31)
Provision for loan losses	121	50
Balance of allowance - end of period	$2,554	$2,399

Ratio of net charge-offs during period to average loans outstanding	0.01%	0.01%

As of March 31, 2016, 44 loans (exclusive of loans acquired with credit deterioration), with aggregate outstanding balances of $4,368,000, were individually evaluated for impairment. A collateral analysis was performed on each of these 44 loans in order to establish a portion of the reserve needed to carry impaired loans at fair value. As a result, three loans were determined to have insufficient collateral, and specific reserves, totaling $60,000, were established for the impaired loans.

Management believes that the specific reserves carried are adequate to cover potential future losses related to these relationships. There are no other material loans classified as loss, doubtful, substandard, or special mention which management expects to significantly impact future operating results, liquidity or capital resources.

Following is a summary of the Bank’s non-performing loans on March 31, 2016 as compared to December 31, 2015.

(Dollar amounts in thousands)

	As of and for the	As of and for the
	three months ended	year ended
	March 31, 2016	December 31, 2015
Non-performing loans
Non-accrual loans	$3,706	$3,688
Accruing loans past due 90 days or more, exclusive of loans acquired with credit deterioration	-	2
Restructured nonaccrual loans in default and non-accruing	-	-
Total	$3,706	$3,690

Average loans outstanding	$382,378	$306,128

Ratio of non-performing loans to average loans outstanding	0.97%	1.21%

Stockholders’ equity increased from December 31, 2015 to March 31, 2016 by $1,445,000, or 2.4%. The Company’s net income exceeded dividends paid by $236,000. The adjustment to accumulated other comprehensive loss to record the amortization of the net actuarial loss of the Company’s defined benefit retirement plan increased the Company’s equity by $41,000. The change in market value of securities available for sale increased shareholders’ equity by $1,170,000 when comparing March 31, 2016 to December 31, 2015. Stock based compensation expense recorded pursuant to the Company’s Stock Option Plan added $16,000 during the three month period.

Subsequent to March 31, 2016, the following events took place:

On April 19, 2016, the Board of Directors declared a cash dividend of $0.22 per share to shareholders of record on May 18, 2016, payable on June 1, 2016.

Comparison of the Three Months Ended March 31, 2016

Operations Overview:

Net income for the first quarter of 2016 was $1,292,000, an increase of $368,000, or 39.8%, when compared to the first quarter of 2015. The increase was due primarily to growth of earning assets as a result of the acquisition of FNBPA Bancorp, Inc. (“FNBPA”), consummated on November 30, 2015. Basic and diluted earnings per share were $0.27 in the first quarter of 2016 compared to $0.22 in the first quarter of 2015. Presented below are selected key ratios for the two periods:

	Three Months Ended
	March 31,
	2016	2015
Return on average assets (annualized)	0.88%	0.78%
Return on average equity (annualized)	8.50%	7.36%
Average equity to average assets	10.39%	10.54%

Non-interest income, excluding securities gains, as a percentage of average assets (annualized)	0.81%	0.85%
Non-interest expense as a percentage of average assets (annualized)	2.83%	3.03%

Excluding tax-effected merger and acquisition costs incurred during the quarter ending March 31, 2016 and 2015, annualized return on average assets and annualized return on average equity were 0.91% and 8.75%, respectively in the 2016 period and 0.78% and 7.44%, respectively, in the 2015 period.

The discussion that follows further explains changes in the components of net income when comparing the first quarter of 2016 with the first quarter of 2015.

Net Interest Income:

Net interest income was $4,629,000 for the first quarter of 2016, as compared to $3,661,000 in the same quarter in 2015. Average earning assets increased by 23.3%, and the net interest margin, on a fully tax equivalent basis, increased by 8 basis points.

Average loan balances increased by $89.4 million, or 30.5%, and interest on loans increased $894,000 in the first quarter of 2016 as compared to the same period in 2015. The acquisition of FNBPA added approximately $47 million in loans, while the remaining amount of the increase, approximately $42 million, was the result of new loan origination. The increase in average loans outstanding increased interest income by $993,000 but was partially offset by a decrease of 20 basis points in the average weighted yield that reduced interest income by approximately $138,000. The difference in the number of days in the comparative quarters resulted in increased interest income of $39,000.

Interest earned on investment securities increased $64,000 in the first quarter of 2016 as compared to the first quarter of 2015. Yield increases added $53,000, while average balance increases added $11,000 to interest income. The overall pre-tax yield on the investment securities portfolio increased during the period by 5 basis points, with the average balance increasing by $9.8 million.

Total average earning assets during the first quarter of 2016 were $536.8 million, compared to $435.4 million during the first quarter of 2015, yielding 3.87% and 3.89%, respectively, in the 2016 and 2015 periods. Average interest-bearing liabilities increased by $69.0 million, while average non-interest bearing deposits increased $27.6 million. Of the increases, the FNBPA acquisition added approximately $57 million and $20 million, to interest-bearing liabilities and non-interest bearing deposits, respectively. The cost to fund interest earning assets dropped by 12 basis points, to 0.55%, in the first quarter of 2016 compared to the first quarter of 2015.

Net interest margin on a fully tax-equivalent basis for the first quarter of 2016 was 3.58%. For the same period in 2015, the fully-tax equivalent net interest margin was 3.50%.

AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

(Dollars in thousands)

	Three Months Ended			Three Months Ended
	March 31, 2016			March 31, 2015
	Average		Yield/	Average		Yield/	Increase (Decrease) Due To (6)
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate	Calendar	Volume	Rate	Total
ASSETS
Interest earning assets:
Taxable loans (5)	$347,852	$4,205	4.84%	$269,050	$3,379	5.03%	$37	$921	$(132)	$826
Tax-exempt loans	34,526	236	2.74	23,921	168	2.85	2	72	(6)	68
Total loans	382,378	4,441	4.65	292,971	3,547	4.85	39	993	(138)	894
									-	-
Taxable investment securities	125,999	631	2.00	111,554	561	2.01	-	72	(2)	70
Tax-exempt investment securities	26,002	112	1.72	30,631	118	1.54	-	(19)	13	(6)
Total investment securities	152,001	743	1.96	142,185	679	1.91	-	53	11	64
									-	-
Interest bearing deposits	562	1	0.79	162	-	0.06	-	-	1	1
Federal funds sold	1,857	2	0.43	63	-	0.02	-	1	1	2
Total interest earning assets	536,798	5,187	3.87	435,381	4,226	3.89	39	1,047	(125)	961

Other assets (7)	47,956			40,870
Total assets	$584,754			$476,251
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Interest bearing demand deposits (2)	$117,114	56	0.19	$93,781	34	0.15	-	10	12	22
Savings deposits	96,697	29	0.12	69,204	17	0.10	-	8	4	12
Time deposits	140,746	355	1.01	137,388	430	1.27	5	10	(90)	(75)
Other, including short-term borrowings, long-term debt and other interest bearing liabilities	56,929	118	0.83	42,110	84	0.80	1	30	3	34
Total interest bearing liabilities	411,486	558	0.55	342,483	565	0.67	6	58	(71)	(7)

Non-interest bearing liabilities:
Demand deposits	106,130			78,507
Other	6,369			5,061
Stockholders' equity	60,769			50,200
Total liabilities and stockholders' equity	$584,754			$476,251

Net interest income and net interest rate spread		$4,629	3.32%		$3,661	3.22%	$33	$989	$(54)	$968
Net interest margin on interest earning assets (3)			3.45%			3.36%
Net interest income and net interest margin-Tax equivalent basis (4)		$4,808	3.58%		$3,808	3.50%

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

Provision for Loan Losses:

In the first quarter of 2016, the provision for loan losses was $121,000, as compared to a provision of $50,000 in the first quarter of 2015. Management regularly reviews the adequacy of the loan loss reserve and makes assessments as to specific loan impairment, historical charge-off expectations, general economic conditions in the Bank’s market area, specific loan quality and other factors. Factors affecting the provision for loan losses were the increased loan balances considered in the analysis and credit concentrations. See the earlier discussion in the Financial Condition section, explaining the information used to determine the provision.

Non-interest Income:

Non-interest income in the first quarter of 2016 was $1,179,000, compared to $1,000,000 in the first quarter of 2015, representing an increase of $179,000, or 17.9%.

Most significantly impacting the comparative first quarter periods was a $113,000 gain from the sale of loans recorded in the first quarter of 2016; no similar corresponding gain was recorded in the 2015 period. Increases in customer service fees and debit card income of 6.3% and 18.5% respectively, were primarily due to the addition of deposit accounts from the FNBPA acquisition.

Commissions from the sales of non-deposit products decreased in the first quarter of 2016 by $20,000, or 22.2%, as sales activity decreased. Fees derived from loan activity increased by $19,000, or 55.9%, due primarily to an increase in title insurance fees.

The Company originates mortgages to sell on the secondary market, while retaining the servicing rights; the Company has built a servicing portfolio of approximately $21.6 million as of March 31, 2016. The mortgage servicing right asset, as of March 31, 2016, was $202,000. Mortgage banking income is made up of origination and servicing fees collected from the buyer, origination points collected from the borrower and an adjustment to the fair value of the mortgage servicing rights asset. In the first quarter of 2016, mortgage banking income was $35,000, a decrease of $19,000, or 35.1%, from the first quarter of 2015, due to lower activity.

Less significant changes in non-interest income categories included slight changes in earnings on bank-owned life insurance, trust fees, income from unconsolidated subsidiary and other miscellaneous income.

Net losses of $17,000 were realized on securities transactions in the first quarter of 2015. There were no such securities transactions in the first quarter of 2016.

As a percentage of average assets, annualized non-interest income, exclusive of net gains on the sale of securities, was 0.81% in the first quarter of 2016 as compared to 0.85% in the first quarter of 2015. Excluding the gain from the sale of loans mentioned above, the ratio in the first quarter of 2016 would have been 0.73%.

Non-interest Expense:

Total non-interest expense for the first quarter of 2016 was $536,000, or 14.9%, higher as compared to the first quarter of 2015. Expenses of $58,000, related to the aforementioned FNBPA acquisition were recorded in the first quarter of 2016 as compared to $10,000 in the prior year period. Merger costs will also be recorded through the remaining year as business integration continues. Excluding the merger and acquisition expenses, non-interest expense for the first quarter of 2016 was $4,082,000, an increase of 13.6% over the comparable first quarter of 2015, with most increases primarily due to costs associated with managing and operating a larger asset base. Employee compensation expense increased by $189,000, and employee benefits costs increased by $54,000, representing increases of 12.8% and 9.8%, respectively. Data processing expense and professional fees increased 16.8% and 32.5% respectively, in the first quarter of 2016 versus the first quarter of 2015. Premium expense for FDIC insurance increased by 20.7%, as a result of the increased asset size following the FNBPA transaction.

As a percentage of average assets, annualized non-interest expense was 2.83% in the first quarter of 2016 compared to 3.03% in the first quarter of 2015. Excluding merger and acquisition expenses, annualized non-interest expense as a percentage of average assets was 2.79% in the first quarter of 2016 and 3.02% in the first quarter of 2015.

Provision for income taxes:

Income tax expense in the first quarter of 2016 was $255,000 as compared to the $83,000 recorded in the first quarter of 2015. The Company qualifies for a federal tax credit for a low-income housing project investment, and the tax provisions for each period reflect the application of the tax credit. For the first quarter of 2016, the tax credit lowered the effective tax rate from 25.7% to 16.5%. In the first quarter of 2015, the tax credit lowered the effective tax rate from 22.5% to 8.2%.

Liquidity:

The objective of liquidity management is to ensure that sufficient funding is available, at a reasonable cost, to meet the ongoing operational cash needs of the Company and to take advantage of income producing opportunities as they arise. While the desired level of liquidity will vary depending upon a variety of factors, it is the primary goal of the Company to maintain a high level of liquidity in all economic environments. Principal sources of asset liquidity are provided by loans and securities maturing in one year or less, and other short-term investments, such as federal funds sold and cash and due from banks. Liability liquidity, which is more difficult to measure, can be met by attracting deposits and maintaining the core deposit base. The Company is a member of the Federal Home Loan Bank of Pittsburgh for the purpose of providing short-term liquidity when other sources are unable to fill these needs. During the first three months of 2016, overnight borrowings from the Federal Home Loan Bank averaged $28,574,000. As of March 31, 2016, the Company had short term borrowings and long-term debt with the Federal Home Loan Bank of $4,100,000 and $32,500,000, respectively, and had remaining unused borrowing capacity with the Federal Home Loan Bank of $129.7 million.

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

Off-Balance Sheet Arrangements:

The Company’s consolidated financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk, credit risk, and interest rate risk. These commitments consist mainly of loans approved but not yet funded, unused lines of credit and outstanding letters of credit. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, financial and performance letters of credit have expiration dates within one year of issuance, while commercial letters of credit have longer term commitments. The credit risk involved in issuing letters of credit is essentially the same as the risks that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. The Company had $2,464,000 and $2,586,000 of financial and performance letters of credit commitments outstanding as of March 31, 2016 and December 31, 2015, respectively. Commercial letters of credit as of March 31, 2016 and December 31, 2015 totaled $11,900,000. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of March 31, 2016 for payments under letters of credit issued was not material. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk.

Additionally, the Company has committed to fund and sell qualifying residential mortgage loans to the Federal Home Loan Bank of Pittsburgh in the total amount of $10,000,000. As of March 31, 2016, $8,290,000 remained to be delivered on that commitment, none of which has been committed to borrowers.

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

According to the rules, CET1 is comprised of common stock plus related surplus, net of treasury stock and other contra-equity components, retained earnings and accumulated other comprehensive income. However, certain banking institutions, including the Bank, were permitted to make a one-time election to opt out of the requirement to include most components of AOCI in CET1. This opt-out option was available only on March 31, 2015. The Bank elected to opt-out. At March 31, 2016, the Bank exceeded the regulatory requirements to be considered a "well capitalized" financial institution under the new rules.

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

Declines and volatility in the values of financial institution stocks in the last several years have significantly reduced the likelihood of realizing significant gains in the near-term. Although the Company has realized occasional gains from this portfolio in the past, the primary objective of the portfolio is to achieve value appreciation in the long term while earning consistently attractive after-tax yields from dividends. The carrying value of the financial institutions stocks accounted for 0.4% of the Company’s total assets as of March 31, 2016. Management performs an impairment analysis on the entire investment portfolio, including the financial institutions stocks, on a quarterly basis. For the three months ended March 31, 2016, no “other-than-temporary” impairment was identified. There is no assurance that declines in market values of the common stock portfolio in the future will not result in “other-than-temporary” impairment charges, depending upon facts and circumstances present.

The equity investments in the Company’s portfolio had an adjusted cost basis of approximately $1,692,000 and a fair value of $2,224,000 at March 31, 2016. Net unrealized gains in this portfolio were approximately $532,000 at March 31, 2016.

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

The primary objective of the Company’s asset-liability management process is to maximize current and future net interest income within acceptable levels of interest rate risk while satisfying liquidity and capital requirements. Management recognizes that a certain amount of interest rate risk is inherent, appropriate and necessary to ensure profitability. A simulation analysis is used to assess earnings and capital at risk from movements in interest rates. The model considers three major factors: (1) volume differences; (2) repricing differences; and (3) timing in its income simulation. As of the most recent model run, data was disseminated into appropriate repricing buckets, based upon the static position at that time. The interest-earning assets and interest-bearing liabilities were assigned a multiplier to simulate how much that particular balance sheet item would re-price when interest rates change. Finally, the estimated timing effect of rate changes is applied, and the net interest income effect is determined on a static basis (as if no other factors were present). As the table below indicates, based upon rate shock simulations on a static basis, the Company’s balance sheet is relatively rate-neutral as rates decline. Over a one-year period, the net effect of an immediate 100, 200, 300 and 400 basis point rate increase would change net interest income by $157,000, $300,000, $(1,006,000) and $(1,368,000), respectively. As the table below indicates, the net effect of interest rate risk on net interest income is minimal in a rising rate environment through a 200 basis point increase. The Company’s rate risk policies provide for maximum limits on net interest income that can be at risk for 100 through 400 basis point changes in interest rates.

Effect of Interest Rate Risk on Net Interest Income (Dollars in thousands)
Change in Interest Rates (Basis Points)	Total Change in Net Interest Income

400	$(1,368)
300	(1,006)
200	300
100	157
0	-
(100)	188
(200)	152
(300)	93
(400)	(141)

The net interest income at risk position remained within the guidelines established by the Company’s asset/liability policy.

No material change has been noted in the Bank’s equity value at risk. Please refer to the Annual Report on Form 10-K as of December 31, 2015 for further discussion of this topic.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2016, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined by the Securities Exchange Act of 1934 (“Exchange Act”), Rule 13a-15(e). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting.

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

There have been no material changes to the risk factors that were disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 23, 2001, the Company announced plans to buy back 100,000 (200,000 on a post-split basis) shares of its common stock. There is no expiration date to this buyback plan, but subsequent to the initial plan, the Board of Directors authorized the repurchase of 400,000 additional shares in 2005 and then authorized 200,000 additional shares in September of 2008. As of May 7, 2016, the number of shares that may yet be purchased under the program was 26,649. Transactions pursuant to the repurchase program in the three month period ended March 31, 2016 are shown in the table below:

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number	Average	Part of Publicly	Shares that May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	per Share	Programs	Plans or Programs (1)

January 1-31, 2016	-	$-	-	27,649
February 1-29, 2016	-	-	-	27,649
March 1-31, 2016	1,000	18.00	1,000	26,649

Totals	1,000		1,000	26,649

No repurchase plan or program expired during the quarter. The Company has no stock repurchase plan or program that it has determined to terminate prior to expiration or under which it does not intend to make further purchases.

Certain regulatory restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. At March 31, 2016, $34,087,000 of undistributed earnings of the Bank, included in the consolidated stockholders’ equity, was available for distribution to the Company as dividends without prior regulatory approval, subject to regulatory capital requirements.

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

Juniata Valley Financial Corp.
(Registrant)

Date	05-10-2016	By	/s/ Marcie A. Barber
Marcie A. Barber, President and Chief Executive Officer (Principal Executive Officer)

Date	05-10-2016	By	/s/ JoAnn N. McMinn
JoAnn N. McMinn, Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)

