Form 10-Q
period 2016-09-30
JUNIATA VALLEY FINANCIAL CORP
filed 2016-11-09
CIK 714712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 9, 2016
Common Stock ($1.00 par value)	4,804,000 shares

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Financial Condition

( in thousands, except share data)

	(Unaudited)
	September 30,	December 31,
	2016	2015
ASSETS
Cash and due from banks	$9,314	$10,385
Interest bearing deposits with banks	147	73
Cash and cash equivalents	9,461	10,458

Interest bearing time deposits with banks	350	350
Securities available for sale	149,960	152,327
Restricted investment in Federal Home Loan Bank (FHLB) stock	2,863	3,509
Investment in unconsolidated subsidiary	4,668	4,553
Residential mortgage loans held for sale	-	125
Student loans held for sale	-	1,683
Total loans	377,279	377,043
Less: Allowance for loan losses	(2,688)	(2,478)
Total loans, net of allowance for loan losses	374,591	374,565
Premises and equipment, net	6,945	6,909
Other real estate owned	718	617
Bank owned life insurance and annuities	14,553	14,905
Investment in low income housing partnership	3,323	3,368
Core deposit and other intangible	281	366
Goodwill	5,448	5,381
Mortgage servicing rights	196	205
Accrued interest receivable and other assets	3,660	4,607
Total assets	$577,017	$583,928
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing	$104,470	$106,667
Interest bearing	358,847	350,459
Total deposits	463,317	457,126

Securities sold under agreements to repurchase	5,303	4,996
Short-term borrowings	13,000	30,061
Long-term debt	25,000	22,500
Other interest bearing liabilities	1,505	1,471
Accrued interest payable and other liabilities	6,745	7,812
Total liabilities	514,870	523,966
Stockholders' Equity:
Preferred stock, no par value:
Authorized - 500,000 shares, none issued	-	-
Common stock, par value $1.00 per share:
Authorized - 20,000,000 shares
Issued -
4,805,000 shares at September 30, 2016;
4,798,086 shares at December 31, 2015
Outstanding -
4,804,000 shares at September 30, 2016;
4,798,086 shares at December 31, 2015	4,805	4,798
Surplus	18,459	18,352
Retained earnings	39,699	39,015
Accumulated other comprehensive loss	(798)	(2,203)
Cost of common stock in Treasury:
1,000 shares at September 30, 2016	(18)	-
Total stockholders' equity	62,147	59,962
Total liabilities and stockholders' equity	$577,017	$583,928

See Notes to Consolidated Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Income

(Unaudited, in thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Interest income:
Loans, including fees	$4,356	$3,630	$13,155	$10,725
Taxable securities	590	539	1,831	1,657
Tax-exempt securities	100	113	314	345
Other interest income	3	-	13	1
Total interest income	5,049	4,282	15,313	12,728
Interest expense:
Deposits	461	386	1,350	1,280
Securities sold under agreements to repurchase	1	2	3	4
Short-term borrowings	5	15	49	36
Long-term debt	87	69	241	205
Other interest bearing liabilities	7	7	22	15
Total interest expense	561	479	1,665	1,540
Net interest income	4,488	3,803	13,648	11,188
Provision for loan losses	132	140	366	302
Net interest income after provision for loan losses	4,356	3,663	13,282	10,886
Non-interest income:
Customer service fees	471	396	1,279	1,149
Debit card fee income	264	219	769	643
Earnings on bank-owned life insurance and annuities	107	106	284	288
Trust fees	84	105	315	270
Commissions from sales of non-deposit products	43	61	181	269
Income from unconsolidated subsidiary	61	60	163	171
Fees derived from loan activity	58	49	175	135
Mortgage banking income	41	30	106	144
Net gain on sales and calls of securities	6	18	134	2
Gain on sales of loans	-	-	113	-
Gain from life insurance proceeds	364	98	364	98
Other non-interest income	72	51	212	154
Total non-interest income	1,571	1,193	4,095	3,323
Non-interest expense:
Employee compensation expense	1,848	1,520	5,266	4,484
Employee benefits	564	436	1,699	1,459
Occupancy	278	241	847	776
Equipment	160	113	492	374
Data processing expense	493	389	1,358	1,166
Director compensation	59	46	176	149
Professional fees	130	107	405	321
Taxes, other than income	107	92	319	273
FDIC Insurance premiums	96	74	295	236
Loss (gain) on sales and valuation of other real estate owned	50	(8)	56	(13)
Amortization of intangibles	26	11	86	33
Amortization of investment in low-income housing partnership	120	120	359	359
Merger and acquisition expense	-	153	372	211
Other non-interest expense	399	408	1,226	1,099
Total non-interest expense	4,330	3,702	12,956	10,927
Income before income taxes	1,597	1,154	4,421	3,282
Income tax provision	150	146	567	349
Net income	$1,447	$1,008	$3,854	$2,933
Earnings per share
Basic	$0.30	$0.24	$0.80	$0.70
Diluted	$0.30	$0.24	$0.80	$0.70
Cash dividends declared per share	$0.22	$0.22	$0.66	$0.66
Weighted average basic shares outstanding	4,804,000	4,189,350	4,800,804	4,188,631
Weighted average diluted shares outstanding	4,805,177	4,190,444	4,801,521	4,189,668

See Notes to Consolidated Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
	Before		Net of	Before		Net of
	Tax	Tax	Tax	Tax	Tax	Tax
	Amount	Effect	Amount	Amount	Effect	Amount
Net income	$1,597	$(150)	$1,447	$1,154	$(146)	$1,008
Other comprehensive income (loss) :
Unrealized gains (losses) on available for sale securities:
Unrealized holding gains (losses) arising during the period	(267)	91	(176)	607	(205)	402
Unrealized holding losses from unconsolidated subsidiary	(4)	-	(4)	(3)	-	(3)
Less reclassification adjustment for gains included in net income (1) (3)	(6)	2	(4)	(18)	6	(12)
Amortization of pension net actuarial cost (2) (3)	62	(21)	41	60	(21)	39
Other comprehensive income (loss)	(215)	72	(143)	646	(220)	426
Total comprehensive income	$1,382	$(78)	$1,304	$1,800	$(366)	$1,434

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
	Before		Net of	Before		Net of
	Tax	Tax	Tax	Tax	Tax	Tax
	Amount	Effect	Amount	Amount	Effect	Amount
Net income	$4,421	$(567)	$3,854	$3,282	$(349)	$2,933
Other comprehensive income :
Unrealized gains (losses) on available for sale securities:
Unrealized holding gains arising during the period	2,083	(708)	1,375	579	(196)	383
Unrealized holding (losses) gains from unconsolidated subsidiary	(5)	-	(5)	6	-	6
Less reclassification adjustment for gains included in net income (1) (3)	(134)	46	(88)	(2)	1	(1)
Amortization of pension net actuarial cost (2) (3)	186	(63)	123	181	(63)	118
Other comprehensive income	2,130	(725)	1,405	764	(258)	506
Total comprehensive income	$6,551	$(1,292)	$5,259	$4,046	$(607)	$3,439

See Notes to Consolidated Financial Statements

(1)	Amounts are included in gain on sales and calls of securities on the Consolidated Statements of Income as a separate element within total non-interest income.
(2)	Amounts are included in the computation of net periodic benefit cost and are included in employee benefits expense on the Consolidated Statements of Income as a separate element within total non-interest expense.
(3)	Income tax amounts are included in the provision for income taxes on the Consolidated Statements of Income.

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Stockholders' Equity

(Unaudited, in thousands, except share data)

Nine Months Ended September 30, 2016

	Number				Accumulated
	of				Other		Total
	Shares	Common		Retained	Comprehensive	Treasury	Stockholders'
	Outstanding	Stock	Surplus	Earnings	Loss	Stock	Equity
Balance at January 1, 2016	4,798,086	$4,798	$18,352	$39,015	$(2,203)	$-	$59,962
Net income				3,854			3,854
Other comprehensive income					1,405		1,405
Cash dividends at $0.66 per share				(3,170)			(3,170)
Stock-based compensation			50				50
Purchase of treasury stock	(1,000)					(18)	(18)
Common stock issued for equity awards and stock purchase plans	6,914	7	57			-	64
Balance at September 30, 2016	4,804,000	$4,805	$18,459	$39,699	$(798)	$(18)	$62,147

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

See Notes to Consolidated Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2016	2015
Operating activities:
Net income	$3,854	$2,933
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	366	302
Depreciation	447	382
Net amortization of securities premiums	556	587
Net amortization of loan origination costs	31	50
Deferred net loan origination fees	(94)	(124)
Amortization of core deposit intangible	86	33
Amortization of investment in low income housing partnership	359	359
Net amortization of purchase fair value adjustments	(7)	-
Net realized gain on sales and calls of securities	(134)	(2)
Net loss (gain) on sales and valuation of other real estate owned	56	(13)
Earnings on bank owned life insurance and annuities	(284)	(288)
Deferred income tax expense	31	58
Equity in earnings of unconsolidated subsidiary, net of dividends of $42 and $42	(121)	(129)
Stock-based compensation expense	50	42
Gain from sale of student loans	(113)	-
Mortgage loans originated for sale	(1,582)	(2,616)
Proceeds from mortgage loans sold to others	1,822	2,627
Mortgage banking income	(106)	(144)
Gain from life insurance proceeds	(364)	(98)
Decrease (increase) in accrued interest receivable and other assets	90	(121)
Decrease in accrued interest payable and other liabilities	(813)	(106)
Net cash provided by operating activities	4,130	3,732
Investing activities:
Purchases of:
Securities available for sale	(36,505)	(39,061)
FHLB stock	-	(97)
Premises and equipment	(482)	(244)
Bank owned life insurance and annuities	(50)	(50)
Proceeds from:
Sales of securities available for sale	4,273	18,727
Maturities of and principal repayments on securities available for sale	36,190	27,131
Redemption of FHLB stock	636	-
Sale of student loans	1,706	-
Life insurance claim	1,016	-
Sale of other real estate owned	132	256
Investment in low income housing partnership	(314)	-
Net increase in loans	(550)	(13,584)
Net cash provided by (used in) investing activities	6,052	(6,922)
Financing activities:
Net increase in deposits	6,199	3,540
Net (decrease) increase in short-term borrowings and securities sold under agreements to repurchase	(16,754)	3,986
Issuance of long-term debt	10,000	-
Repayment of long-term debt	(7,500)	-
Cash dividends	(3,170)	(2,765)
Purchase of treasury stock	(18)	(63)
Common stock issued for employee stock plans	64	-
Treasury stock issued for employee stock plans	-	57
Net cash (used in) provided by financing activities	(11,179)	4,755
Net (decrease) increase in cash and cash equivalents	(997)	1,565
Cash and cash equivalents at beginning of year	10,458	6,767
Cash and cash equivalents at end of period	$9,461	$8,332
Supplemental information:
Interest paid	$1,673	$1,611
Income taxes paid	200	100
Supplemental schedule of noncash investing and financing activities:
Transfer of loans to other real estate owned	$289	$571
Transfer of loans to repossessed vehicles	20	-

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (U.S. GAAP) for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2016 are not necessarily indicative of the results for the year ending December 31, 2016. For further information, refer to the consolidated financial statements and notes thereto included in Juniata Valley Financial Corp.’s Annual Report on Form 10-K for the year ended December 31, 2015.

The Company has evaluated events and transactions occurring subsequent to the consolidated statement of financial condition date of September 30, 2016 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

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

Accounting Standards Update 2016-15, Classification of Certain Cash Receipts and Cash Payments

Issued: August 2016

Summary: ASU 2016-15 clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments are intended to reduce diversity in practice.

Effective Date: The amendments are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. This Update will have no impact on its consolidated financial position and results of operations.

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

The assets and liabilities of FNB and FNBPA were recorded on the consolidated balance sheet at their estimated fair value as of November 30, 2015, and their results of operations have been included in the consolidated income statement since such date.

Included in the purchase price was goodwill and a core deposit intangible of $3,335,000 and $343,000, respectively. The core deposit intangible will be amortized over a ten-year period using a sum of the year’s digits basis. The goodwill will not be amortized, but will be measured annually for impairment or more frequently if circumstances require. ASC 805 allows for adjustments to goodwill for a period of up to one year after the merger date for information that becomes available that reflects circumstances at the merger date. During the first nine months of 2016, Juniata identified adjustments to fair value netting $67,000, and goodwill has been adjusted to $3,402,000. Juniata believes that accounting for the merger is complete.

Core deposit intangible amortization expense projected for the succeeding five years beginning 2016 is estimated to be $55,000, $49,000, $44,000, $38,000 and $33,000 per year, respectively, and $80,000 in total for years after 2020.

The allocation of the purchase price is as follows, in thousands of dollars:

	Recorded at			Recorded at
	11/30/2015	Change		9/30/2016
Purchase price assigned to FNBPA common shares exchanged for 607,815 Juniata common shares	$10,637	$		$10,637
Purchase price assigned to FNBPA common shares exchanged for cash	2,208			2,208
Total purchase price	12,845		-	12,845
FNBPA net assets acquired:
Tangible common equity	9,854			9,854
Adjustments to reflect assets acquired and liabilities assumed at fair value:
Total fair value adjustments	(523)		(102)	(625)
Associated deferred income taxes	179		35	214
Fair value adjustment to net assets acquired, net of tax	(344)		(67)	(411)
Total FNBPA net assets acquired	9,510		(67)	9,443
Goodwill resulting from the merger	$3,335		$67	$3,402

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed, in thousands of dollars.

	Recorded at			Recorded at
	11/30/2015	Change		9/30/2016
Total purchase price	$12,845	$		$12,845
				-
Net assets acquired				-
Cash and cash equivalents	3,802			3,802
Investment securities	35,458			35,458
Loans	47,055			47,055
Premises and equipment	419			419
Accrued interest receivable	550		(111)	439
Core deposit and other intangibles	343			343
Other real estate owned	114		44	158
Other assets	763			763
Deposits	(77,665)			(77,665)
Accrued interest payable	(13)			(13)
Other liabilities	(1,316)			(1,316)
	9,510		(67)	9,443
Goodwill	$3,335		$67	$3,402

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

	Years Ended December 31,
	2015	2014
Net interest income after loan loss provision	$17,731	$17,089
Noninterest income	4,841	4,745
Noninterest expense	17,124	18,358
Net income	4,862	3,353
Net income per common share	$1.01	$0.70

4. Accumulated other Comprehensive loss

Components of accumulated other comprehensive loss, net of tax consisted of the following (in thousands):

	9/30/2016	12/31/2015
Unrealized gains on available for sale securities	$1,378	$96
Unrecognized expense for defined benefit pension	(2,176)	(2,299)
Accumulated other comprehensive loss	$(798)	$(2,203)

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

(Amounts, except earnings per share, in thousands)

	Three Months	Three Months
	Ended	Ended
	September 30, 2016	September 30, 2015

Net income	$1,447	$1,008
Weighted-average common shares outstanding	4,804	4,189
Basic earnings per share	$0.30	$0.24

Weighted-average common shares outstanding	4,804	4,189
Common stock equivalents due to effect of stock options	1	1
Total weighted-average common shares and equivalents	4,805	4,190
Diluted earnings per share	$0.30	$0.24

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2016	September 30, 2015

Net income	$3,854	$2,933
Weighted-average common shares outstanding	4,801	4,189
Basic earnings per share	$0.80	$0.70

Weighted-average common shares outstanding	4,801	4,189
Common stock equivalents due to effect of stock options	1	1
Total weighted-average common shares and equivalents	4,802	4,190
Diluted earnings per share	$0.80	$0.70

6.	Securities

The Company’s investment portfolio includes primarily bonds issued by U.S. Government sponsored agencies (approximately 24%), mortgage-backed securities issued by Government-sponsored agencies and backed by residential mortgages (approximately 58%) and municipal bonds (approximately 17%) as of September 30, 2016. Most of the municipal bonds are general obligation bonds with maturities or pre-refunding dates within 5 years. The remaining 1% of the portfolio includes a group of equity investments in other financial institutions.

The amortized cost and fair value of securities as of September 30, 2016 and December 31, 2015, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because the securities may be called or prepaid with or without prepayment penalties.

	September 30, 2016
Securities Available for Sale			Gross	Gross
	Amortized	Fair	Unrealized	Unrealized
Type and maturity	Cost	Value	Gains	Losses
Obligations of U.S. Government agencies and corporations
Within one year	$-	$-	$-	$-
After one year but within five years	17,495	17,579	87	(3)
After five years but within ten years	18,559	18,555	15	(19)
	36,054	36,134	102	(22)
Obligations of state and political subdivisions
Within one year	3,038	3,041	3	-
After one year but within five years	13,242	13,407	168	(3)
After five years but within ten years	8,573	8,686	115	(2)
After ten years	-	-	-	-
	24,853	25,134	286	(5)
Mortgage-backed securities	85,253	86,520	1,267	-
Equity securities	1,719	2,172	464	(11)
Total	$147,879	$149,960	$2,119	$(38)

	December 31, 2015
Securities Available for Sale			Gross	Gross
	Amortized	Fair	Unrealized	Unrealized
Type and maturity	Cost	Value	Gains	Losses
Obligations of U.S. Government agencies and corporations
Within one year	$1,000	$1,003	$3	$-
After one year but within five years	24,489	24,264	19	(244)
After five years but within ten years	7,495	7,465	7	(37)
	32,984	32,732	29	(281)
Obligations of state and political subdivisions
Within one year	5,756	5,771	15	-
After one year but within five years	16,070	16,151	101	(20)
After five years but within ten years	7,204	7,282	78	-
After ten years	330	331	1	-
	29,360	29,535	195	(20)
Mortgage-backed securities	88,159	87,741	213	(631)
Equity securities	1,692	2,319	645	(18)
Total	$152,195	$152,327	$1,082	$(950)

Certain obligations of the U.S. Government and state and political subdivisions are pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law. The carrying value of the pledged assets was $38,952,000 and $45,101,000 at September 30, 2016 and December 31, 2015, respectively.

In addition to cash received from the scheduled maturities of securities, some investment securities available for sale are sold or called at current market values during the course of normal operations.

The following chart summarizes proceeds received from sales or calls of investment securities transactions and the resulting realized gains and losses (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Gross proceeds from sales of securities	$-	$-	$4,273	$18,727
Securities available for sale:
Gross realized gains from sold and called securities	$6	$-	$49	$54
Gross realized losses from sold and called securities	-	-	(15)	(70)
Gross gains from business combinations	-	18	100	18

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

The following table shows gross unrealized losses and fair value, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2016 and December 31, 2015 (in thousands):

	Unrealized Losses at September 30, 2016
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. Government agencies and corporations	$9,478	$(22)	$-	$-	$9,478	$(22)
Obligations of state and political subdivisions	3,238	(4)	302	(1)	3,540	(5)
Mortgage-backed securities	-	-	-	-	-	-
Debt securities	12,716	(26)	302	(1)	13,018	(27)

Equity securities	13	(1)	30	(10)	43	(11)

Total temporarily impaired securities	$12,729	$(27)	$332	$(11)	$13,061	$(38)

	Unrealized Losses at December 31, 2015
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. Government agencies and corporations	$10,887	$(102)	$12,814	$(179)	$23,701	$(281)
Obligations of state and political subdivisions	7,469	(13)	692	(7)	8,161	(20)
Mortgage-backed securities	57,454	(631)	-	-	57,454	(631)
Debt securities	75,810	(746)	13,506	(186)	89,316	(932)

Equity securities	62	(3)	75	(15)	137	(18)

Total temporarily impaired securities	$75,872	$(749)	$13,581	$(201)	$89,453	$(950)

At September 30, 2016, six U.S. Government agency security had an unrealized losses that, in the aggregate, totaled less than 0.01% of amortized cost. None of these securities have been in a continuous loss position for 12 months or more.

At September 30, 2016, 10 obligations of state and political subdivisions had unrealized losses that, in the aggregate, totaled less than 0.01% of amortized cost. One of these securities has been in a continuous loss position for 12 months or more.

The mortgage-backed securities in the Company’s portfolio are government sponsored enterprise (GSE) pass-through instruments issued by the Federal National Mortgage Association (FNMA) or Federal Home Loan Mortgage Corporation (FHLMC), which guarantees the timely payment of principal on these investments. There were no unrealized losses in mortgage-backed securities at September 30, 2016.

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

Equity securities owned by the Company consist of common stock of various financial services providers and are evaluated quarterly for evidence of other-than-temporary impairment. There were four equity securities that were in an unrealized loss position for 12 months or more as of September 30, 2016. Individually and collectively, these four equity securities have insignificant unrealized losses. Management has identified no other-than-temporary impairment as of, or for the periods ended September 30, 2016, September 30, 2015 and December 31, 2015, respectively, in the equity portfolio. Management continues to track the performance of each stock owned to determine if it is prudent to recognize any other-than-temporary impairment charges. The Company has the ability and intent to hold its equity securities until recovery of unrealized losses.

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

In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination, which may not be currently available to management. Based on management’s comprehensive analysis of the loan portfolio, management believes the level of the allowance for loan losses as of September 30, 2016 was adequate.

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

Loan Portfolio Classification

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of September 30, 2016 and December 31, 2015 (in thousands):

As of September 30, 2016	Pass	Special Mention	Substandard	Doubtful	Total

Commercial, financial and agricultural	$32,601	$5,077	$975	$-	$38,653
Real estate - commercial	103,987	12,433	7,177	989	124,586
Real estate - construction	19,729	4,092	6,931	-	30,752
Real estate - mortgage	148,119	4,919	4,769	1,715	159,522
Obligations of states and political subdivisions	13,791	66	-	-	13,857
Personal	9,838	60	11	-	9,909
Total	$328,065	$26,647	$19,863	$2,704	$377,279

As of December 31, 2015	Pass	Special Mention	Substandard	Doubtful	Total

Commercial, financial and agricultural	$30,814	$1,853	$1,504	$-	$34,171
Real estate - commercial	106,629	16,067	3,274	1,243	127,213
Real estate - construction	16,351	7,024	3,297	-	26,672
Real estate - mortgage	152,161	6,595	4,656	1,205	164,617
Obligations of states and political subdivisions	17,069	455	-	-	17,524
Personal	6,787	56	3	-	6,846
Total	$329,811	$32,050	$12,734	$2,448	$377,043

The increase in loans classified as substandard on September 30, 2016 as compared to December 31, 2015 relates primarily to two business loan relationships that were downgraded and deemed to be impaired due to cash flow deficiencies, with combined balances in excess of $5 million. Neither loan is delinquent in its contractual payments.

The Company has certain loans in its portfolio that are considered to be impaired. It is the policy of the Company to recognize income on impaired loans that have been transferred to nonaccrual status on a cash basis, only to the extent that it exceeds principal balance recovery. Until an impaired loan is placed on nonaccrual status, income is recognized on the accrual basis. Collateral analysis is performed on each impaired loan at least quarterly, and results are used to determine if a specific reserve is necessary to adjust the carrying value of each individual loan down to the estimated fair value. Generally, specific reserves are carried against impaired loans based upon estimated collateral value until a confirming loss event occurs or until termination of the credit is scheduled through liquidation of the collateral or foreclosure. Charge off will occur when a confirmed loss is identified. Professional appraisals of collateral, discounted for expected selling costs, appraisal age, economic conditions and other known factors are used to determine the charge-off amount. The following tables summarize information regarding impaired loans by portfolio class as of September 30, 2016 and December 31, 2015 (in thousands):

	As of September 30, 2016			As of December 31, 2015
Impaired loans	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial, financial and agricultural	$353	$357	$-	$475	$475	$-
Real estate - commercial	5,967	6,960	-	1,851	2,024	-
Acquired with credit deterioration	650	735	-	834	893	-
Real estate - construction	2,561	2,561	-	-	-	-
Real estate - mortgage	3,262	4,829	-	2,636	4,127	-
Acquired with credit deterioration	422	444	-	630	642	-

With an allowance recorded:
Real estate - commercial	$100	$100	$50	$-	$-	$-
Real estate - mortgage	794	794	94	-	-	-

Total:
Commercial, financial and agricultural	$353	$357	$-	$475	$475	$-
Real estate - commercial	6,067	7,060	50	1,851	2,024	-
Acquired with credit deterioration	650	735	-	834	893	-
Real estate - construction	2,561	2,561	-	-	-	-
Real estate - mortgage	4,056	5,623	94	2,636	4,127	-
Acquired with credit deterioration	422	444	-	630	642	-
	$14,109	$16,780	$144	$6,426	$8,161	$-

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
Impaired loans	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income
With no related allowance recorded:

Commercial, financial and agricultural	$479	$7	$-	$236	$19	$-
Real estate - commercial	5,972	84	-	2,326	11	4
Acquired with credit deterioration	679	-	-	-	-	-
Real estate - construction	2,561	34	-	287	-	-
Real estate - mortgage	3,136	4	14	2,754	4	9
Acquired with credit deterioration	482	-	-	-	-	-
Personal	1	-	-	-	-	-

With an allowance recorded:
Real estate - commercial	$50	$-	$-	$-	$-	$-
Real estate - mortgage	826	-	-	128	-	-

Total:

Commercial, financial and agricultural	$479	$7	$-	$236	$19	$-
Real estate - commercial	6,022	84	-	2,326	11	4
Acquired with credit deterioration	679	-	-	-	-	-
Real estate - construction	2,561	34	-	287	-	-
Real estate - mortgage	3,962	4	14	2,882	4	9
Acquired with credit deterioration	482	-	-	-	-	-
Personal	1	-	-	-	-	-
	$14,186	$129	$14	$5,731	$34	$13

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
Impaired loans	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income
With no related allowance recorded:
Commercial, financial and agricultural	$414	$23	$-	$237	$19	$-
Real estate - commercial	3,909	252	-	2,291	34	14
Acquired with credit deterioration	742	-	-	-	-	-
Real estate - construction	1,281	102	-	299	-	-
Real estate - mortgage	2,949	22	26	2,785	23	22
Acquired with credit deterioration	526	-	-	-	-	-

With an allowance recorded:
Real estate - commercial	$50	$-	$-	$-	$-	$-
Real estate - mortgage	397	-	-	555	-	-

Total:
Commercial, financial and agricultural	$414	$23	$-	$237	$19	$-
Real estate - commercial	3,959	252	-	2,291	34	14
Acquired with credit deterioration	742	-	-	-	-	-
Real estate - construction	1,281	102	-	299	-	-
Real estate - mortgage	3,346	22	26	3,340	23	22
Acquired with credit deterioration	526	-	-	-	-	-
	$10,268	$399	$26	$6,167	$76	$36

The following table presents nonaccrual loans by classes of the loan portfolio as of September 30, 2016 and December 31, 2015 (in thousands):

Nonaccrual loans:	September 30, 2016	December 31, 2015
Commercial, financial and agricultural	$-	$-
Real estate - commercial	1,120	1,286
Real estate - construction	-	-
Real estate - mortgage	3,838	2,402
Personal	1	-
Total	$4,959	$3,688

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of September 30, 2016 and December 31, 2015 (in thousands):

As of September 30, 2016	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans Past Due greater than 90 Days and Accruing

Commercial, financial and agricultural	$-	50	-	$50	$38,603	$38,653	$-
Real estate - commercial	28	-	989	1,017	122,919	123,936
Real estate - commercial							-
Acquired with credit deterioration	196	-	454	650	-	650	454
Real estate - construction	508	-	-	508	30,244	30,752	-
Real estate - mortgage	545	679	2,914	4,138	154,962	159,100	49
Real estate - mortgage							-
Acquired with credit deterioration	-	-	139	139	283	422	139
Obligations of states and political subdivisions	-	-	-	-	13,857	13,857	-
Personal	38	-	-	38	9,871	9,909	-
Total	$1,315	$729	$4,496	$6,540	$370,739	$377,279	$642

As of December 31, 2015	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans Past Due greater than 90 Days and Accruing

Commercial, financial and agricultural	$92	-	-	$92	$34,079	$34,171	$-
Real estate - commercial
Real estate - commercial	112	124	1,243	1,479	124,900	126,379	-
Acquired with credit deterioration	-	175	443	618	216	834	443
Real estate - construction	-	-	-	-	26,672	26,672	-
Real estate - mortgage
Real estate - mortgage	1,038	761	1,669	3,468	160,519	163,987	-
Acquired with credit deterioration	-	61	119	180	450	630	119
Obligations of states and political subdivisions	-	-	-	-	17,524	17,524	-
Personal	56	48	2	106	6,740	6,846	2
Total	$1,298	$1,169	$3,476	$5,943	$371,100	$377,043	$564

The following table summarizes information regarding troubled debt restructurings by loan portfolio class at September 30, 2016 and December 31, 2015, in thousands of dollars.

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment
As of September 30, 2016
Accruing troubled debt restructurings:
Real estate - mortgage	6	$254	$282	$217

Non-accruing troubled debt restructurings:
Real estate - mortgage	1	25	25	24
	7	$279	$307	$241

As of December 31, 2015
Accruing troubled debt restructurings:
Real estate - commercial	1	$148	$148	$142
Real estate - mortgage	6	254	282	234

	7	$402	$430	$376

The Company’s troubled debt restructurings are also impaired loans, which may result in a specific allocation and subsequent charge-off if appropriate. As of September 30, 2016 there were no specific reserves carried for troubled debt restructurings. In the nine months ended September 30, 2015, one troubled debt restructured loan was foreclosed upon, resulting in a charge-off of $90,000, and an addition to OREO of $265,000. There were no other defaults of troubled debt restructurings that took place during the three or nine months ended September 30, 2016 or 2015 within 12 months of restructure. On December 31, 2015, there were no specific reserves carried for troubled debt restructured loans and no charge-offs relating to the troubled debt restructurings. The amended terms of the restructured loans vary, whereby interest rates have been reduced, principal payments have been reduced or deferred for a period of time and/or maturity dates have been extended.

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment
Three months ended September 30, 2016
Non-accruing troubled debt restructurings:
Real estate - mortgage	-	$-	$-	$-
	-	$-	$-	$-
Nine months ended September 30, 2016
Non-accruing troubled debt restructurings:
Real estate - mortgage	1	$25	$25	$24
	1	$25	$25	$24

There were no loans whose terms have been modified resulting in troubled debt restructurings during the three months or nine months ended September 30, 2015.

Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process at September 30, 2016 and December 31, 2015 totaled $2,811,000 and $1,614,000, respectively.

The following tables summarize the activity in the allowance for loan losses and related investments in loans receivable (in thousands):

As of, and for the periods ended, September 30, 2016

Allowance for loan losses:	Commercial, financial and agricultural	Real estate - commercial	Real estate - construction	Real estate - mortgage	Obligations of states and political subdivisions	Personal	Total
Beginning balance, July 1, 2016	$308	$802	$191	$1,200	$-	$72	$2,573
Charge-offs	-	(4)	-	(10)	-	(7)	(21)
Recoveries	-	-	-	-	-	4	4
Provisions	2	59	12	45	-	14	132
Ending balance, September 30, 2016	$310	$857	$203	$1,235	$-	$83	$2,688

Beginning balance, January 1, 2016	$264	$836	$191	$1,140	$-	$47	$2,478
Charge-offs	(4)	(146)	-	(28)	-	(20)	(198)
Recoveries	-	24	-	1	-	17	42
Provisions	50	143	12	122	-	39	366
Ending balance, September 30, 2016	$310	$857	$203	$1,235	$-	$83	$2,688

Allowance for loan losses:	Commercial, financial and agricultural	Real estate - commercial	Real estate - construction	Real estate - mortgage	Obligations of states and political subdivisions	Personal	Total
Ending balance	$310	$857	$203	$1,235	$-	$83	$2,688
evaluated for impairment individually	$-	$50	$-	$94	$-	$-	$144
collectively	$310	$807	$203	$1,141	$-	$83	$2,544
loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

Loans:
Ending balance	$38,653	$124,586	$30,752	$159,522	$13,857	$9,909	$377,279
evaluated for impairment individually	$353	$6,067	$2,561	$4,056	$-	$-	$13,037
collectively	$38,300	$118,519	$28,191	$155,466	$13,857	$9,909	$364,242
Ending balance: loans acquired with deteriorated credit quality	-	$650	$-	$422	$-	$-	$1,072

As of, and for the periods ended, September 30, 2015

Allowance for loan losses:	Commercial, financial and agricultural	Real estate - commercial	Real estate - construction	Real estate - mortgage	Obligations of states and political subdivisions	Personal	Total
Beginning balance, July 1, 2015	$232	$752	$158	$1,134	$-	$39	$2,315
Charge-offs	-	-	-	(87)	-	(9)	(96)
Recoveries	-	-	-	-	-	2	2
Provisions	10	(1)	17	103	-	11	140
Ending balance, September 30, 2015	$242	$751	$175	$1,150	$-	$43	$2,361

Beginning balance, January 1, 2015	$222	$665	$155	$1,300	$-	$38	$2,380
Charge-offs	-	(66)	(24)	(225)	-	(15)	(330)
Recoveries	1	-	-	1	-	7	9
Provisions	19	152	44	74	-	13	302
Ending balance, September 30, 2015	$242	$751	$175	$1,150	$-	$43	$2,361

Allowance for loan losses:	Commercial, financial and agricultural	Real estate - commercial	Real estate - construction	Real estate - mortgage	Obligations of states and political subdivisions	Personal	Total
Ending balance	$242	$751	$175	$1,150	$-	$43	$2,361
evaluated for impairment individually	$-	$-	$-	$11	$-	$-	$11
collectively	$242	$751	$175	$1,139	$-	$43	$2,350

Loans:
Ending balance	$28,743	$102,617	$23,282	$135,509	$12,888	$4,628	$307,667
evaluated for impairment individually	$472	$2,318	$262	$2,727	$-	$-	$5,779
collectively	$28,271	$100,299	$23,020	$132,782	$12,888	$4,628	$301,888

As of December 31, 2015

As of December 31, 2015	Commercial, financial and agricultural	Real estate - commercial	Real estate - construction	Real estate - mortgage	Obligations of states and political subdivisions		Personal	Total
Allowance for loan losses:
Ending balance	$264	$836	$191	$1,140		$-	$47	$2,478
evaluated for impairment individually	$-	$-	$-	$-		$-	$-	$-
collectively	$264	$836	$191	$1,140		$-	$47	$2,478
Loans acquired with deteriorated credit quality	$-	$-	$-	$-		$-	$-	$-

Loans:
Ending balance	$34,171	$127,213	$26,672	$164,617		$17,524	$6,846	$377,043
evaluated for impairment individually	$475	$1,851	$-	$2,636		$-	$-	$4,962
collectively	$33,696	$124,528	$26,672	$161,351		$17,524	$6,846	$370,617
acquired with credit deterioration	$-	834	$-	$630	$		$-	$1,464

8. Goodwill and other intangible assets

Branch Acquisition

On September 8, 2006, the Company acquired a branch office in Richfield, PA. Goodwill at September 30, 2016 and December 31, 2015 was $2,046,000. Core deposit intangible was fully amortized as of September 30, 2016 and was $29,000, net of amortization of $402,000, at December 31, 2015. The core deposit intangible was amortized over a ten-year period on a straight line basis. Goodwill is not amortized, but is measured annually for impairment or more frequently if certain events occur which might indicate goodwill has been impaired. Core deposit amortization expense was $7,000 and $11,000 in the three months ended September 30, 2016 and 2015, respectively. For the nine month periods ended September 30, 2016 and 2015, core deposit amortization expense was $29,000 and $33,000, respectively. There was no impairment of goodwill during the three or nine month periods ended September 30, 2016 or 2015.

FNBPA Acquisition

On November 30, 2015, the Company completed its acquisition of FNBPA and as a result, recorded goodwill of $3,402,000. Core deposit intangible in the amount of $303,000 was recorded in the fourth quarter of 2015 and is being amortized over a ten-year period using a sum of the year’s digits basis. Core deposit intangible amortization expense recorded in the three and nine months ended September 30, 2016 was $14,000 and $42,000, respectively, and is expected to be $55,000 for the full year. In the succeeding 4 years, core deposit intangible amortization is expected to be $49,000, $44,000, $38,000 and $33,000 per year, respectively, and $80,000 in total for years after 2020. Other intangible assets were identified and recorded as of November 30, 2015 in the amount of $40,000 and are being amortized on a straight line basis over two years, through November 30, 2017. Expense recognized in the three and nine months ended September 30, 2016 was $10,000 and $15,000, respectively. Amortization expense is projected to be $20,000 and $18,000 for the full year of 2016 and 2017, respectively.

9. Investment in Unconsolidated Subsidiary

The Company owns 39.16% of the outstanding common stock of Liverpool Community Bank (LCB), Liverpool, PA. This investment is accounted for under the equity method of accounting and is being carried at $4,668,000 as of September 30, 2016. The Company increases its investment in LCB for its share of earnings and decreases its investment by any dividends received from LCB. The investment is evaluated quarterly for impairment. A loss in value of the investment which is determined to be other than a temporary decline would be recognized as a loss in the period in which such determination is made. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of LCB to sustain an earnings capacity that would justify the current carrying value of the investment. There was no impairment of goodwill during the three or nine month periods ended September 30, 2016 or 2015.

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

The following table summarizes financial assets and financial liabilities measured at fair value as of September 30, 2016 and December 31, 2015, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands). There were no transfers of assets between fair value Level 1 and Level 2 during the nine months ended September 30, 2016 or 2015.

		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	September 30,	for Identical	Observable	Unobservable
	2016	Assets	Inputs	Inputs
Measured at fair value on a recurring basis:
Debt securities available-for-sale:
Obligations of U.S. Government agencies and corporations	$36,134	$-	$36,134	$-
Obligations of state and political subdivisions	25,134	-	25,134	-
Mortgage-backed securities	86,520	-	86,520	-
Equity securities available-for-sale	2,172	2,172	-	-

Measured at fair value on a non-recurring basis:
Impaired loans	2,659	-	-	2,659
Other real estate owned	109	-	-	109
Mortgage servicing rights	196	-	-	196

		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	December 31,	for Identical	Observable	Unobservable
	2015	Assets	Inputs	Inputs
Measured at fair value on a recurring basis:
Debt securities available-for-sale:
Obligations of U.S. Government agencies and corporations	$32,732	$-	$32,732	$-
Obligations of state and political subdivisions	29,535	-	29,535	-
Mortgage-backed securities	87,741	-	87,741	-
Equity securities available-for-sale	2,319	2,319	-	-

Measured at fair value on a non-recurring basis:
Impaired loans	2,232	-	-	2,232
Other real estate owned	150	-	-	150
Mortgage servicing rights	205	-	-	205

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs have been used to determine fair value:

September 30, 2016	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average

Impaired loans	$2,659	Appraisal of collateral (1)	Appraisal and liquidation adjustments (2)	7% - 50%	8.8%
Other real estate owned	109	Appraisal of collateral (1)	Appraisal and liquidation adjustments (2)	49%	49%
Mortgage servicing rights	196	Multiple of annual servicing fee	Estimated pre-payment speed, based on rate and term	300% - 400%	361%

December 31, 2015	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average

Impaired loans	$2,232	Appraisal of collateral (1)	Appraisal and liquidation adjustments (2)	7% - 37%	16.1%
Other real estate owned	150	Appraisal of collateral (1)	Appraisal and liquidation adjustments (2)	32%	32%
Mortgage servicing rights	205	Multiple of annual servicing fee	Estimated pre-payment speed, based on rate and term	300% - 400%	364%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral that generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted downward by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

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

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

Financial Instruments

(in thousands)

	September 30, 2016		December 31, 2015
	Carrying	Fair	Carrying	Fair
Financial assets:	Value	Value	Value	Value
Cash and due from banks	$9,314	$9,314	$10,385	$10,385
Interest bearing deposits with banks	147	147	73	73
Interest bearing time deposits with banks	350	350	350	350
Securities	149,960	149,960	152,327	152,327
Restricted investment in FHLB stock	2,863	2,863	3,509	3,509
Loans held for sale	-	-	1,808	1,808
Loans, net of allowance for loan losses	374,591	365,839	374,565	373,078
Mortgage servicing rights	196	196	205	205
Accrued interest receivable	1,583	1,583	1,806	1,806

Financial liabilities:
Non-interest bearing deposits	104,470	104,470	106,667	106,667
Interest bearing deposits	358,847	361,666	350,459	352,859
Securities sold under agreements to repurchase	5,303	5,303	4,996	4,996
Short-term borrowings	13,000	13,000	30,061	30,061
Long-term debt	25,000	25,120	22,500	22,482
Other interest bearing liabilities	1,505	1,510	1,471	1,476
Accrued interest payable	230	230	238	238

Off-balance sheet financial instruments:
Commitments to extend credit	-	-	-	-
Letters of credit	-	-	-	-

The following presents the carrying amount, fair value and placement in the fair value hierarchy of the Company’s financial instruments not previously disclosed as of September 30, 2016 and December 31, 2015. This table excludes financial instruments for which the carrying amount approximates fair value (in thousands).

			(Level 1)
			Quoted Prices in	(Level 2)	(Level 3)
			Active Markets	Significant	Significant
			for Identical	Other	Other
September 30, 2016	Carrying Amount	Fair Value	Assets or Liabilities	Observable Inputs	Unobservable Inputs
Financial instruments - Assets
Interest bearing time deposits with banks	$350	$350	$-	$350	$-
Loans, net of allowance for loan losses	374,591	365,839	-	-	365,839
Financial instruments - Liabilities
Interest bearing deposits	358,847	361,666	-	361,666	-
Long-term debt	25,000	25,120	-	25,120	-
Other interest bearing liabilities	1,505	1,510	-	1,510	-

			(Level 1)
			Quoted Prices in	(Level 2)	(Level 3)
			Active Markets	Significant	Significant
			for Identical	Other	Other
December 31, 2015	Carrying Amount	Fair Value	Assets or Liabilities	Observable Inputs	Unobservable Inputs
Financial instruments - Assets
Interest bearing time deposits with banks	$350	$350	$-	$350	$-
Loans held for sale	1,808	1,808	-	1,808	-
Loans, net of allowance for loan losses	374,565	373,078	-	-	373,078
Financial instruments - Liabilities
Interest bearing deposits	350,459	352,859	-	352,859	-
Long-term debt	22,500	22,482	-	22,482	-
Other interest bearing liabilities	1,471	1,476	-	1,476	-

11. Defined Benefit Retirement Plan

The Company sponsors a defined benefit retirement Plan (the “JVB Plan”) which covers substantially all of its employees employed prior to December 31, 2007. As of January 1, 2008, the JVB Plan was amended to close the JVB Plan to new entrants. All active participants as of December 31, 2007 became 100% vested in their accrued benefit and, as long as they remained eligible, continued to accrue benefits until December 31, 2012. The benefits are based on years of service and the employee’s compensation. Effective December 31, 2012, the JVB Plan was amended (frozen) to cease future service accruals after that date. The Company’s funding policy is to contribute annually no more than the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide for benefits attributed to service through December 31, 2012. The Company has made no contributions in the first nine months of 2016 and does not expect to contribute to the JVB Plan in the remainder of 2016. Pension expense included the following components for the three and nine month periods ended September 30, 2016 and 2015:

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Components of net periodic pension cost (income)
Interest cost	$114	$112	$342	$337
Expected return on plan assets	(142)	(148)	(426)	(444)
Recognized net actuarial loss	62	61	186	182
Net periodic pension cost (income)	$34	$25	$102	$75

Amortization of net actuarial loss recognized in other comprehensive income	$(62)	$(61)	$(186)	$(182)

Total recognized in net periodic pension cost and other comprehensive income	$(28)	$(36)	$(84)	$(107)

As a result of the FNBPA acquisition, the Company sponsors a second defined benefit retirement plan (the “FNB Plan”), which covers substantially all former FNBPA employees that were employed prior to September 30, 2008. The FNB Plan was amended as of December 31, 2015 to cease future service accruals to previously unfrozen participants and is now considered to be “frozen”. The Company’s funding policy is to contribute annually no more than the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide for benefits attributed to service prior to the frozen date. The Company has made no contributions in the first nine months of 2016 and does not expect to contribute to the FNB Plan in the remainder of 2016. Pension benefit included the following components for the three and nine month periods ended September 30, 2016 and 2015.

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Components of net periodic pension cost (income)
Interest cost	$53	$-	$159	$-
Expected return on plan assets	(57)	-	(171)	-
Recognized net actuarial loss	-	-	-	-
Net periodic pension cost (income)	$(4)	$-	$(12)	$-

Amortization of net actuarial loss recognized in other comprehensive income	$-	$-	$-	$-

Total recognized in net periodic pension cost and other comprehensive income	$(4)	$-	$(12)	$-

12. Commitments, Contingent Liabilities and Guarantees

In the ordinary course of business, the Company makes commitments to extend credit to its customers through letters of credit, loan commitments and lines of credit. At September 30, 2016, the Company had $60,613,000 outstanding in loan commitments and other unused lines of credit extended to its customers as compared to $47,280,000 at December 31, 2015.

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its letters of credit. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, financial and performance letters of credit have expiration dates within one year of issuance, while commercial letters of credit have longer term commitments. The credit risk involved in issuing letters of credit is essentially the same as the risks that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. The Company had outstanding $2,574,000 and $2,586,000 of financial and performance letters of credit commitments as of September 30, 2016 and December 31, 2015, respectively. Commercial letters of credit as of September 30, 2016 and December 31, 2015 totaled $12,400,000. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The amount of the liability as of September 30, 2016 for payments under letters of credit issued was not material. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk.

Additionally, the Company has committed to fund and sell qualifying residential mortgage loans to the Federal Home Loan Bank of Pittsburgh in the total amount of $10,000,000. As of September 30, 2016, $7,124,000 remained to be delivered on that commitment, $428,000 of which has been committed to borrowers.

13. Subsequent Events

In October 2016, the Board of Directors declared a dividend of $0.22 per share to shareholders of record on November 15, 2016, payable on December 1, 2016.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements:

The information contained in this Quarterly Report on Form 10-Q contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder) including statements which are not historical facts or that address trends or management's intentions, plans, beliefs, expectations or opinions.  Such forward looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward looking statements including, without limitation:

•	the impact of adverse changes in the economy and real estate markets, including protracted periods of low-growth and sluggish loan demand;
•	the effect of market interest rates, particularly a continuing period of low market interest rates, and relative balances of rate-sensitive assets to rate-sensitive liabilities, on net interest margin and net interest income;
•	the effect of competition on rates of deposit and loan growth and net interest margin;
•	increases in non-performing assets, which may result in increases in the allowance for credit losses, loan charge-offs and elevated collection and carrying costs related to such non-performing assets;
•	other income growth, including the impact of regulatory changes which have reduced debit card interchange revenue;
•	investment securities gains and losses, including other than temporary declines in the value of securities which may result in charges to earnings;
•	the level of other expenses, including salaries and employee benefit expenses;
•	the increasing time and expense associated with regulatory compliance and risk management;
•	the uncertainty and lack of clear regulatory guidance associated with the delay in implementing many of the regulations mandated by the Dodd Frank Act;
•	capital and liquidity strategies, including the expected impact of the capital and liquidity requirements modified by the Basel III standards; amd
•	integration costs and cost savings related to business combinations, including the acquisition of FNBPA completed on November 30, 2015.

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

General:

The following discussion relates to the consolidated financial condition of the Company as of September 30, 2016, as compared to December 31, 2015, and the consolidated results of operations for the three and nine months ended September 30, 2016, compared to the same periods in 2015. This discussion should be read in conjunction with the interim consolidated financial statements and related notes included herein.

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

Financial Condition:

Total assets as of September 30, 2016, were $577.0 million, a decrease of 1.2% compared to December 31, 2015. Comparing the balances at September 30, 2016 and December 31, 2015, deposits increased by $6.2 million, with non-interest bearing deposits decreasing by $2.2 million and interest-bearing deposits increasing by $8.4 million. The Company’s investment portfolio decreased by $2.4 million and borrowings decreased by $14.3 million.

The table below shows changes in deposit volumes by type of deposit (in thousands of dollars) between December 31, 2015 and September 30, 2016.

	September 30,	December 31,	Change
	2016	2015	$	%
Deposits:
Demand, non-interest bearing	$104,470	$106,667	$(2,197)	(2.1)%
Interest bearing demand and money market	124,213	114,406	9,807	8.6
Savings	96,003	94,923	1,080	1.1
Time deposits, $100,000 and more	31,999	25,573	6,426	25.1
Other time deposits	106,632	115,557	(8,925)	(7.7)
Total deposits	$463,317	$457,126	$6,191	1.4%

Overall, loan balances remained relatively consistent at December 31, 2015 and September 30, 2016, as shown in the table below (in thousands of dollars); however, commercial, financial and agricultural, real estate construction and personal consumer loans increased, offsetting reductions in the consumer and commercial real estate mortgage portfolios as well as reductions in loan balances of states and political subdivisions.

	September 30,	December 31,	Change
	2016	2015	$	%
Loans:
Commercial, financial and agricultural	$38,653	$34,171	$4,482	13.1%
Real estate - commercial	124,586	127,213	(2,627)	(2.1)
Real estate - construction	30,752	26,672	4,080	15.3
Real estate - mortgage	159,522	164,617	(5,095)	(3.1)
Obligations of states and political subdivisions	13,857	17,524	(3,667)	(20.9)
Personal	9,909	6,846	3,063	44.7
Total loans	$377,279	$377,043	$236	0.1%

A summary of the activity in the allowance for loan losses for each of the nine-month periods ended September 30, 2016 and 2015 (in thousands) is presented below.

	Periods Ended September 30,
	2016	2015
Balance of allowance - January 1	$2,478	$2,380
Loans charged off	(198)	(330)
Recoveries of loans previously charged off	42	9
Net charge-offs	(156)	(321)
Provision for loan losses	366	302
Balance of allowance - end of period	$2,688	$2,361

Ratio of net charge-offs during period to average loans outstanding	0.04%	0.11%

As of September 30, 2016, 55 loans (exclusive of loans acquired with credit deterioration), with aggregate outstanding balances of $13,037,000, were individually evaluated for impairment. A collateral analysis was performed on each of these 55 loans in order to establish a portion of the reserve needed to carry impaired loans at fair value. As a result, four loans were determined to have insufficient collateral, and specific reserves, totaling $144,000, were established for the impaired loans.

Management believes that the specific reserves carried are adequate to cover potential future losses related to these relationships. There are no other material loans classified as loss, doubtful, substandard, or special mention which management expects to significantly impact future operating results, liquidity or capital resources.

Following is a summary of the Bank’s non-performing loans on September 30, 2016 as compared to December 31, 2015.

(Dollar amounts in thousands)	As of and for the	As of and for the
	nine months ended	year ended
Non-performing loans	September 30, 2016	December 31, 2015
Non-accrual loans	$4,959	$3,688
Accruing loans past due 90 days or more, exclusive of loans acquired with credit deterioration	49	2
Restructured loans in default	25	-
Total	$5,033	$3,690

Average loans outstanding	$377,854	$306,128

Ratio of non-performing loans to average loans outstanding	1.33%	1.21%

Stockholders’ equity increased from December 31, 2015 to September 30, 2016 by $2,185,000, or 3.6%. The Company’s net income for the nine months ended September 30, 2016 exceeded dividends paid by $684,000. The adjustment to accumulated other comprehensive loss to record the amortization of the net actuarial loss of the Company’s defined benefit retirement plan increased the Company’s equity by $123,000. The change in market value of securities available for sale increased shareholders’ equity by $1,282,000 when comparing September 30, 2016 to December 31, 2015. Stock based compensation expense recorded pursuant to the Company’s Stock Option Plan added $50,000 during the nine month period and net issuance of stock for employee stock plans added $64,000 to equity. Additionally, the Company repurchased 1,000 shares into treasury during the period, costing $18,000.

Subsequent to September 30, 2016, the following events took place:

On October 18, 2016, the Board of Directors declared a cash dividend of $0.22 per share to shareholders of record on November 15, 2016, payable on December 1, 2016.

Comparison of the Three Months Ended September 30, 2016 and 2015

Operations Overview:

Net income for the third quarter of 2016 was $1,447,000, an increase of $439,000, or 43.5%, when compared to the third quarter of 2015. The increase was due primarily to growth of earning assets and revenues as a result of the acquisition of FNBPA, consummated on November 30, 2015, but also due to infrequently occurring items in both periods. Basic and diluted earnings per share were $0.30 in the third quarter of 2016 compared to $0.24 in the third quarter of 2015. Presented below are selected key ratios for the two periods:

	Three Months Ended
	September 30,
	2016	2015
Return on average assets (annualized)	1.02%	0.84%
Return on average equity (annualized)	9.35%	8.03%
Average equity to average assets	10.87%	10.41%

Non-interest income, excluding securities gains, as a percentage of average assets (annualized)	1.10%	0.97%
Non-interest expense as a percentage of average assets (annualized)	3.04%	3.07%

The discussion that follows further explains changes in the components of net income when comparing the third quarter of 2016 with the third quarter of 2015.

Net Interest Income:

Net interest income was $4,488,000 for the third quarter of 2016, as compared to $3,803,000 in the same quarter in 2015, an increase of 18.0%. Average earning assets increased by 17.6%, and the net interest margin, on a fully tax equivalent basis, remained at 3.59% in both periods.

Average loan balances increased by $72.7 million, or 23.9%, and interest on loans increased $726,000 in the third quarter of 2016 as compared to the same period in 2015. Average balances of loans added through the acquisition of FNBPA were approximately $40 million, while the remaining amount of the increase, approximately $33 million, was the result of new loan origination. The increase in average loans outstanding increased interest income by $858,000 but was partially offset by a decrease of 16 basis points in the average weighted yield that reduced interest income by approximately $132,000.

Interest earned on investment securities increased $38,000 in the third quarter of 2016 as compared to the third quarter of 2015. Yield increases added $14,000, while average balance increases added $24,000 to interest income. The overall pre-tax yield on the investment securities portfolio increased during the period by 5 basis points, with the average balance increasing by $4.3 million.

Total average earning assets during the third quarter of 2016 were $519.1 million, compared to $441.5 million during the third quarter of 2015, yielding 3.89% and 3.88%, respectively, in the 2016 and 2015 periods. Average interest-bearing liabilities increased by $51.9 million, while average non-interest bearing deposits increased $21.9 million. The cost to fund interest earning assets was 0.43%, in both periods.

Net interest margin on a fully tax-equivalent basis remained at 3.59% for both the third quarter of 2016 and the third quarter of 2015.

AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

(Dollars in thousands)

	Three Months Ended			Three Months Ended
	September 30, 2016			September 30, 2015
	Average		Yield/	Average		Yield/	Increase (Decrease) Due To (6)
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate	Volume	Rate	Total
ASSETS
Interest earning assets:
Taxable loans (5)	$348,305	$4,133	4.75%	$278,346	$3,430	4.93%	$836	$(133)	$703
Tax-exempt loans	28,345	223	3.13	25,556	200	3.10	22	1	23
Total loans	376,650	4,356	4.62	303,902	3,630	4.78	858	(132)	726
Taxable investment securities	119,693	590	1.97	109,495	539	1.97	50	1	51
Tax-exempt investment securities	22,071	100	1.81	27,989	113	1.61	(26)	13	(13)
Total investment securities	141,764	690	1.95	137,484	652	1.90	24	14	38
								-	-
Interest bearing deposits	657	3	1.82	84	-	1.89	3	-	3
Federal funds sold	65	-	0.61	-	-		-	-	-
Total interest earning assets	519,136	5,049	3.89	441,470	4,282	3.88	885	(118)	767

Other assets (7)	50,302			41,002
Total assets	$569,438			$482,472

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Interest bearing demand deposits (2)	$123,629	68	0.22	$98,679	43	0.17	12	13	25
Savings deposits	97,861	24	0.10	74,240	19	0.10	6	(1)	5
Time deposits	138,913	369	1.06	125,794	324	1.02	34	11	45
Short-term and long-term borrowings and other interest bearing liabilities	34,983	100	1.14	44,748	93	0.82	(23)	30	7
Total interest bearing liabilities	395,386	561	0.56	343,461	479	0.55	29	53	82

Non-interest bearing liabilities:
Demand deposits	105,847			83,899
Other	6,583			4,880
Stockholders' equity	61,622			50,232
Total liabilities and stockholders' equity	$569,438			$482,472
Net interest income and net interest rate spread		$4,488	3.33%		$3,803	3.33%	$856	$(171)	$685
Net interest margin on interest earning assets (3)			3.46%			3.45%
Net interest income and net interest margin-Tax equivalent basis (4)		$4,654	3.59%		$3,965	3.59%

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

Provision for Loan Losses:

In the third quarter of 2016, the provision for loan losses was $132,000, as compared to a provision of $140,000 in the third quarter of 2015. Management regularly reviews the adequacy of the loan loss reserve and makes assessments as to specific loan impairment, historical charge-off expectations, general economic conditions in the Bank’s market area, specific loan quality and other factors. Factors affecting the provision for loan losses were the increased loan balances considered in the analysis and credit concentrations. See the earlier discussion in the Financial Condition section, explaining the information used to determine the provision.

Non-interest Income:

Non-interest income in the third quarter of 2016 was $1,571,000, compared to $1,193,000 in the third quarter of 2015, representing an increase of $378,000, or 31.7%.

Most significantly impacting the comparative third quarter periods were gains from life insurance in both periods. Third quarter non-interest income included $364,000 in 2016 versus $98,000 in 2015. Increases in customer service fees and debit card income of 18.9% and 20.5%, respectively, were primarily due to the addition of deposit accounts from the FNBPA acquisition. Trust fees decreased by $21,000, or 20.0%, primarily due to estate fees earned in the third quarter of 2015.

Commissions from the sales of non-deposit products decreased in the third quarter of 2016 by $18,000, or 29.5%, as sales activity decreased. Fees derived from loan activity increased by $9,000, or 18.4%, due primarily to an increase in title insurance fees.

The Company originates mortgages to sell on the secondary market, while retaining the servicing rights; the Company has built a servicing portfolio of approximately $21.1 million as of September 30, 2016. The mortgage servicing right asset, as of September 30, 2016, was $196,000. Mortgage banking income is made up of origination and servicing fees collected from the buyer, origination points collected from the borrower and an adjustment to the fair value of the mortgage servicing rights asset. In the third quarter of 2016, mortgage banking income was $41,000, an increase of $11,000, or 36.7%, from the third quarter of 2015, due to more activity.

Gains from the redemption of investment securities of $6,000 were realized in the third quarter of 2016, as compared to $18,000 in the third quarter of 2015.

Less significant changes in non-interest income categories included slight changes in earnings on bank-owned life insurance, income from unconsolidated subsidiary and other miscellaneous income.

As a percentage of average assets, annualized non-interest income, exclusive of net gains on the sale of securities, was 1.10% in the third quarter of 2016 as compared to 0.97% in the third quarter of 2015. Excluding the life insurance gains, the ratios would have been 0.84% and 0.89% in the third quarters of 2016 and 2015, respectively.

Non-interest Expense:

Total non-interest expense for the third quarter of 2016 was $4,330,000, or 17.0% higher as compared to the third quarter of 2015. Expenses of $153,000 related to the aforementioned FNBPA acquisition were recorded in the third quarter of 2015 but none in the current year period. Excluding the merger and acquisition expenses, non-interest expense for the third quarter of 2016 increased 22.0% over the comparable third quarter of 2015, with most increases primarily due to costs associated with managing and operating a larger franchise. Employee compensation expense increased by $328,000, and employee benefits costs increased by $128,000, representing increases of 21.6% and 29.4%, respectively. Occupancy and equipment expense grew by 23.7% to $438,000. Data processing expense and professional fees increased 26.7% and 21.5%, respectively, in the third quarter of 2016 versus the third quarter of 2015. Premium expense for FDIC insurance increased by 29.7%, as a result of the increased asset size following the FNBPA transaction. In the third quarter of 2016, losses from sales and valuations of other real estate owned totaled $50,000, compared to net gains of $8,000 in the third quarter of 2015.

As a percentage of average assets, annualized non-interest expense was 3.04% in the third quarter of 2016 compared to 3.07% in the third quarter of 2015. Excluding merger and acquisition expenses, annualized non-interest expense as a percentage of average assets was 2.94% in the third quarter of 2015.

Provision for income taxes:

Income tax expense in the third quarter of 2016 was $150,000 as compared to the $146,000 recorded in the third quarter of 2015. The Company qualifies for a federal tax credit for a low-income housing project investment, and the tax provisions for each period reflect the application of the tax credit. For the third quarter of 2016, the tax credit lowered the effective tax rate from 18.3% to 9.4%. In the third quarter of 2015, the tax credit lowered the effective tax rate from 25.1% to 12.6%.

Comparison of the Nine Months Ended September 30, 2016 and 2015

Operations Overview:

Net income for the first nine months of 2016 was $3,854,000, an increase of $921,000, or 31.4%, compared to the first nine months of 2015. As stated earlier, the increase was due primarily to growth of earning assets and revenues as a result of the acquisition of FNBPA, consummated on November 30, 2015 and also includes the effect of several infrequently occurring items in both periods. Basic and diluted earnings per share were $0.80 in the first nine months of 2016, representing an increase of 14.3% from the $0.70 earned in the first nine months of 2015. Annualized return on average equity for the first nine months in 2016 was 8.38%, compared to 7.79% for the same period in the prior year, an increase of 7.6%. For the nine months ended September 30, annualized return on average assets was 0.89% in 2016, versus 0.82% in 2015. Improvements in these three performance ratios were achieved despite the significantly higher merger and aquisition expenses incurred in the 2016 nine-month period, as those increased costs were offset by higher gains in loan sales, securities transactions and life insurance.

Presented below are selected key ratios for the two periods:

	Nine Months Ended
	September 30,
	2016	2015
Return on average assets (annualized)	0.89%	0.82%
Return on average equity (annualized)	8.38%	7.79%
Average equity to average assets	10.67%	10.50%

Non-interest income, excluding securities gains, as a percentage of average assets (annualized)	0.92%	0.93%
Non-interest expense as a percentage of average assets (annualized)	3.01%	3.05%

The discussion that follows explains changes in the components of net income when comparing the first nine months of 2016 with the first nine months of 2015.

Net Interest Income:

Net interest income was $13,648,000 for the first nine months of 2016, as compared to $11,188,000 in the same period in 2015, an increase of $2,460,000, or 22.0%. Average earning assets increased by $89.1 million, or 20.4%, and the net interest margin on a fully tax equivalent basis increased by 4 basis points.

On average, loans outstanding increased by $81.0 million, or 27.3%, due in nearly equal parts to the acquisition of FNBPA and organic growth. Interest on loans increased $2,430,000, or 22.7%, in the first nine months of 2016 as compared to the same period in 2015. The higher volume of loans increased interest income by $2,797,000 with an average weighted yield decrease of 18 basis points partially offsetting the impact of the higher volume of loans by $367,000.

Interest earned on investment securities increased $143,000 in the first nine months of 2016 as compared to 2015, with average balances increasing $6.7 million during the period. The overall pre-tax yield on the investment securities portfolio increased during the period by 4 basis points.

Average interest-bearing liabilities increased by $58.9 million, and average non-interest bearing deposits increased by $25.1 million. The cost of interest bearing liabilities decreased by 4 basis points as a result of the sustained low general rate environment.

Total average earning assets during the first nine months of 2016 were $526.0 million, compared to $436.9 million during the first nine months of 2015, yielding 3.88% in both comparative periods. Funding costs for earning assets were 0.42% and 0.47% for the first nine months of 2016 and 2015, respectively. Net interest margin on a fully tax-equivalent basis for the first nine months of 2016 was 3.59%. For the same period in 2015, the fully-tax equivalent net interest margin was 3.55%.

AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

(Dollars in thousands)

	Nine Months Ended			Nine Months Ended
	September 30, 2016			September 30, 2015
	Average		Yield/	Average		Yield/	Increase (Decrease) Due To (6)
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate	Volume	Rate	Total
ASSETS
Interest earning assets:
Taxable loans (5)	$347,183	$12,479	4.79%	$272,700	$10,182	4.98%	$2,655	$(358)	$2,297
Tax-exempt loans	30,671	676	2.94	24,195	543	3.00	142	(9)	133
Total loans	377,854	13,155	4.64	296,895	10,725	4.82	2,797	(367)	2,430
Taxable investment securities	122,526	1,831	1.99	110,439	1,657	2.00	181	(7)	174
Tax-exempt investment securities	23,869	314	1.75	29,216	345	1.57	(68)	37	(31)
Total investment securities	146,395	2,145	1.95	139,655	2,002	1.91	113	30	143
								-	-
Interest bearing deposits	884	10	1.51	343	1	0.43	3	6	9
Federal funds sold	902	3	0.44	21	-	0.19	3	-	3
Total interest earning assets	526,035	15,313	3.88	436,914	12,728	3.88	2,916	(331)	2,585

Other assets (7)	48,336			41,031
Total assets	$574,371			$477,936

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Interest bearing demand deposits (2)	$121,858	186	0.20	$97,323	117	0.16	33	36	69
Savings deposits	97,415	78	0.11	71,927	54	0.10	20	4	24
Time deposits	139,966	1,086	1.04	130,925	1,109	1.13	72	(95)	(23)
Short-term and long term borrowings and other interest bearing liabilities	41,375	315	1.02	41,581	260	0.84	(1)	56	55
Total interest bearing liabilities	400,614	1,665	0.56	341,756	1,540	0.60	124	1	125

Non-interest bearing liabilities:
Demand deposits	106,042			80,953
Other	6,410			5,042
Stockholders' equity	61,305			50,185
Total liabilities and stockholders' equity	$574,371			$477,936
Net interest income and net interest rate spread		$13,648	3.32%		$11,188	3.28%	$2,792	$(332)	$2,460
Net interest margin on interest earning assets (3)			3.46%			3.41%
Net interest income and net interest margin-Tax equivalent basis (4)		$14,158	3.59%		$11,646	3.55%

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

Provision for Loan Losses:

In the first nine months of 2016, the provision for loan losses was $366,000, as compared to a provision of $302,000 in the first nine months of 2015. Management regularly reviews the adequacy of the loan loss reserve and makes assessments as to specific loan impairment, historical charge-off expectations, general economic conditions in the Bank’s market area, specific loan quality and other factors. See the earlier discussion in the Financial Condition section, explaining the information used to determine the provision.

Non-interest Income:

Non-interest income in the first nine months of 2016 was $4,095,000, an increase of $772,000, or 23.2%, compared to $3,323,000 in the first nine months of 2015. Most significantly impacting non-interest income in the first nine months of 2016 were gains from bank-owned life insurance of $364,000, gains on investment security transactions of $134,000 and a gain on the sale of loans of $113,000, all infrequently occurring items. In the first nine months of 2015 there were no gains on loan sales and a gain of $2,000 as a result of investment security transactions. Also, in the 2015 period, there were gains from bank-owned life insurance of $98,000. Increases in customer service fees and debit card income of 11.3% and 19.6% respectively, were primarily due to the addition of deposit accounts from the FNBPA acquisition.

Fees for trust services increased by $45,000, or 16.7% in the nine month period ended September 30, 2016 as compared to the same period in 2015, primarily as a result of fees earned on estate settlements. Commissions from the sales of non-deposit products decreased in the first nine months of 2016 by $88,000, or 32.7%, as sales activity decreased. Fees derived from loan activity increased by $40,000, or 29.6%, due primarily to an increase in title insurance fees. Mortgage banking activity decreased in the first nine months of 2016 as compared to the same period in 2015 and resulted in a decrease in fee income of $38,000, or 26.4%.

As a percentage of average assets, annualized non-interest income, exclusive of net gains on the sale of securities, was 0.92% in the first nine months of 2016 and 0.93% in the first nine months of 2015.

Non-interest Expense:

Total non-interest expense was $12,956,000 for the first nine months of 2016, $2,029,000, or 18.6%, higher than in the first nine months of 2015. Expenses of $372,000, related to the aforementioned FNBPA acquisition, were recorded in the first nine months of 2016 as compared to $211,000 in the prior year period. Excluding the merger and acquisition expenses, non-interest expense for the first nine months of 2016 was $12,584,000, an increase of 17.4% over the comparable period in 2015, with most increases primarily due to costs associated with managing and operating a larger franchise. Employee compensation expense increased by $782,000, and employee benefits costs increased by $240,000, representing increases of 17.4% and 16.4%, respectively. Occupancy and equipment expense grew by 16.4%, to $1,399,000. Data processing expense and professional fees increased 16.5% and 26.2%, respectively, in the first nine months of 2016 versus the first nine months of 2015. Premium expense for FDIC insurance increased by 25.0%, as a result of the increased asset size following the FNBPA transaction. Amortization of intangible assets increased by $53,000 in the first nine months of 2016 compared to the prior year period due to the addition of core deposit and other intangibles associated with the FNBPA acquisition. In the first nine months of 2016, losses from sales and valuations of other real estate owned totaled $56,000, compared to net gains of $13,000 in the first nine months of 2015.

Costs associated with merger and acquisition activities added $372,000 of non-interest expense to the first nine months of 2016, compared to $211,000 of such expenses recorded in the same period one year ago.

As a percentage of average assets, annualized non-interest expense was 3.01% in the first nine months of 2016 compared to 3.05% in the first nine months of 2015. Merger and acquisition expenses affected these ratios in both comparative periods, by 0.09% in the 2016 period and by 0.06% in the 2015 period.

Provision for income taxes:

Income tax expense in the first nine months of 2016 was $567,000 as compared to the $349,000 recorded in the first nine months of 2015. The Company qualifies for a federal tax credit for its low-income housing project investment, and the tax provisions for each period reflect the application of the tax credit. The tax credit recorded in the first nine months of 2016 and 2015 was $429,000 and $431,000, respectively, offsetting $996,000 in regular tax expense in the 2016 period and $780,000 of regular tax expense in the 2015 period. For the first nine months of 2016, the tax credit lowered the effective tax rate from 22.5% to 12.8% as compared to the same period in 2015, in which the tax credit lowered the effective tax rate from 23.8% to 10.6%.

Liquidity:

The objective of liquidity management is to ensure that sufficient funding is available, at a reasonable cost, to meet the ongoing operational cash needs of the Company and to take advantage of income producing opportunities as they arise. While the desired level of liquidity will vary depending upon a variety of factors, it is the primary goal of the Company to maintain a high level of liquidity in all economic environments. Principal sources of asset liquidity are provided by loans and securities maturing in one year or less, and other short-term investments, such as federal funds sold and cash and due from banks. Liability liquidity, which is more difficult to measure, can be met by attracting deposits and maintaining the core deposit base. The Company is a member of the Federal Home Loan Bank of Pittsburgh for the purpose of providing short-term liquidity when other sources are unable to fill these needs. During the first nine months of 2016, overnight borrowings from the Federal Home Loan Bank averaged $11,288,000. As of September 30, 2016, the Company had short term borrowings and long-term debt with the Federal Home Loan Bank of $13,000,000 and $25,000,000, respectively, and had remaining unused borrowing capacity with the Federal Home Loan Bank of $124.3 million.

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

Off-Balance Sheet Arrangements:

The Company’s consolidated financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk, credit risk, and interest rate risk. These commitments consist mainly of loans approved but not yet funded, unused lines of credit and outstanding letters of credit. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, financial and performance letters of credit have expiration dates within one year of issuance, while commercial letters of credit have longer term commitments. The credit risk involved in issuing letters of credit is essentially the same as the risks that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. The Company had $2,574,000 and $2,586,000 of financial and performance letters of credit commitments outstanding as of September 30, 2016 and December 31, 2015, respectively. Commercial letters of credit as of September 30, 2016 and December 31, 2015 were $12,400,000. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The amount of the liability as of September 30, 2016 for payments under letters of credit issued was not material. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk.

Additionally, the Company has committed to fund and sell qualifying residential mortgage loans to the Federal Home Loan Bank of Pittsburgh in the total amount of $10,000,000. As of September 30, 2016, $7,124,000 remained to be delivered on that commitment, of which $428,000 has been committed to borrowers.

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

At September 30, 2016, the Bank exceeded the regulatory requirements to be considered a "well capitalized" financial institution under the new rules. The Bank’s CET1 and Tier 1 Capital ratio was 13.24%, its Total Capital ratio was 14.00% and itsTier 1 leverage was 8.80%.

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

Declines and volatility in the values of financial institution stocks in the last several years have significantly reduced the likelihood of realizing significant gains in the near-term. Although the Company has realized occasional gains from this portfolio in the past, the primary objective of the portfolio is to achieve value appreciation in the long term while earning consistently attractive after-tax yields from dividends. The carrying value of the financial institutions stocks accounted for 0.4% of the Company’s total assets as of September 30, 2016. Management performs an impairment analysis on the entire investment portfolio, including the financial institutions stocks, on a quarterly basis. For the three and nine months ended September 30, 2016, no “other-than-temporary” impairment was identified. There is no assurance that declines in market values of the common stock portfolio in the future will not result in “other-than-temporary” impairment charges, depending upon facts and circumstances present.

The equity investments in the Company’s portfolio had an adjusted cost basis of approximately $1,719,000 and a fair value of $2,172,000 at September 30, 2016. Net unrealized gains in this portfolio were approximately $453,000 at September 30, 2016.

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

The primary objective of the Company’s asset-liability management process is to maximize current and future net interest income within acceptable levels of interest rate risk while satisfying liquidity and capital requirements. Management recognizes that a certain amount of interest rate risk is inherent, appropriate and necessary to ensure profitability. A simulation analysis is used to assess earnings and capital at risk from movements in interest rates. The model considers three major factors: (1) volume differences; (2) repricing differences; and (3) timing in its income simulation. As of the most recent model run, data was disseminated into appropriate repricing buckets, based upon the static position at that time. The interest-earning assets and interest-bearing liabilities were assigned a multiplier to simulate how much that particular balance sheet item would re-price when interest rates change. Finally, the estimated timing effect of rate changes is applied, and the net interest income effect is determined on a static basis (as if no other factors were present). As the table below indicates, based upon rate shock simulations on a static basis, the Company’s balance sheet is relatively rate-neutral as rates decline. Over a one-year period, the net effect of an immediate 100, 200, 300 and 400 basis point rate increase would change net interest income by $414,000, $507,000, $184,000 and $(650,000), respectively. As the table below indicates, the net effect of interest rate risk on net interest income is minimal in a rising rate environment through a 300 basis point increase. The Company’s rate risk policies provide for maximum limits on net interest income that can be at risk for 100 through 400 basis point changes in interest rates.

Effect of Interest Rate Risk on Net Interest Income

(Dollars in thousands)

Change in Interest Rates (Basis Points)	Total Change in Net Interest Income

400	$(650)
300	184
200	507
100	414
0	-
(100)	(296)
(200)	(635)
(300)	(1,138)
(400)	(1,653)

The net interest income at risk position remained within the guidelines established by the Company’s asset/liability policy.

No material change has been noted in the Bank’s equity value at risk. Please refer to the Annual Report on Form 10-K as of December 31, 2015 for further discussion of this topic.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of September 30, 2016, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined by the Securities Exchange Act of 1934 (“Exchange Act”), Rule 13a-15(e). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting.

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

On March 23, 2001, the Company announced plans to buy back 100,000 (200,000 on a post-split basis) shares of its common stock. There is no expiration date to this buyback plan, but subsequent to the initial plan, the Board of Directors authorized the repurchase of 400,000 additional shares in 2005 and then authorized 200,000 additional shares in September of 2008. As of November 9, 2016, the number of shares that may yet be purchased under the program was 26,649. Transactions pursuant to the repurchase program in the three month period ended September 30, 2016 are shown in the table below:

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number	Average	Part of Publicly	Shares that May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	per Share	Programs	Plans or Programs (1)

July 1-31, 2016	-	$-	-	26,649
August 1-31, 2016	-	-	-	26,649
September 1-30, 2016	-	-	-	26,649

Totals	-		-	26,649

No repurchase plan or program expired during the quarter. The Company has no stock repurchase plan or program that it has determined to terminate prior to expiration or under which it does not intend to make further purchases.

Certain regulatory restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. At September 30, 2016, $33,979,000 of undistributed earnings of the Bank, included in the consolidated stockholders’ equity, was available for distribution to the Company as dividends without prior regulatory approval, subject to regulatory capital requirements.

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

Juniata Valley Financial Corp.
(Registrant)

Date	11-09-2016	By	/s/ Marcie A. Barber
Marcie A. Barber, President and Chief Executive Officer (Principal Executive Officer)

Date	11-09-2016	By	/s/ JoAnn N. McMinn
JoAnn N. McMinn, Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)

