Form 10-K
period 2016-12-31
JUNIATA VALLEY FINANCIAL CORP
filed 2017-03-15
CIK 714712

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the Fiscal Year ended December 31, 2016

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

Yes ☐     No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $82,624,552. (1)

There were 4,757,193 shares of the registrant’s common stock outstanding as of March 4, 2017.

(1)          The aggregate dollar amount of the voting stock set forth equals the number of shares of the Company’s Common Stock outstanding, reduced by the amount of Common Stock held by officers, directors, shareholders owning in excess of 10% of the Company’s Common Stock and the Company’s employee benefit plans multiplied by the last reported sale price for the Company’s Common Stock on June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter. The information provided shall not be construed as an admission that any officer, director or 10% shareholder of the Company, or any employee benefit plan, may be deemed an affiliate of the Company or that such person or entity is the beneficial owner of the shares reported as being held by such person or entity, and any such inference is hereby disclaimed.

DOCUMENTS INCORPORATED BY REFERENCE

(Specific sections incorporated are identified under applicable items herein)

Certain portions of the Company’s Annual Report to Shareholders for the year ended December 31, 2016 are incorporated by reference in Parts I and II of this Report. The Company’s Annual Report to Shareholders is attached to this Report as Exhibit 13.1.

With the exception of the information incorporated by reference in Parts I and II of this Report, the Company’s Annual Report to Shareholders for the year ended December 31, 2016 is not to be deemed "filed" with the Securities and Exchange Commission for any purpose.

Certain portions of the Company’s Proxy Statement to be filed in connection with its 2017 Annual Meeting of Shareholders are incorporated by reference in Part III of this Report; provided, however, that any information in such Proxy Statement that is not required to be included in this Annual Report on Form 10-K shall not be deemed to be incorporated herein or filed for the purposes of the Securities Act of 1933 or the Securities Exchange Act of 1934.

Other documents incorporated by reference are listed in the Exhibit Index.

PART I

ITEM 1. BUSINESS

Overview

Juniata Valley Financial Corp. (the “Company” or “Juniata”) is a Pennsylvania corporation that was formed in 1983 as a result of a plan of merger and reorganization of The Juniata Valley Bank (the “Bank”). The plan received regulatory approval on June 7, 1983, and Juniata, a one-bank holding company, registered under the Bank Holding Company Act of 1956. The Bank is the oldest independent commercial bank in Juniata and Mifflin Counties, having originated under a state bank charter in 1867. The Company has one reportable segment, consisting of the Bank, as described in Note 2 of Notes to Consolidated Financial Statements contained in the Company’s 2016 Annual Report to Shareholders (“2016 Annual Report”).

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

The Bank also provides comprehensive trust, asset management and estate services, and the Company has a contractual arrangement with a broker-dealer to offer a full range of financial services, including annuities, mutual funds, stock and bond brokerage services and long-term care insurance to the Bank’s customers. Management believes the Bank has a relatively stable deposit base with no major seasonal depositor or group of depositors. Most of the Company’s commercial customers are small and mid-sized businesses in central and northern Pennsylvania.

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

In commercial transactions, the Company believes that the Bank’s legal lending limit to a single borrower (approximately $7,966,000 as of December 31, 2016) enables it to compete effectively for the business of small and mid-sized businesses. However, this legal lending limit is considerably lower than that of various competing institutions and thus may act as a constraint on the Bank’s effectiveness in competing for larger financings.

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

The Company is generally prohibited under the Bank Holding Company Act from engaging in, or acquiring direct or indirect ownership or control of more than five percent of the voting shares of any company engaged in, nonbanking activities unless the FRB, by order or regulation, has found such activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making such determination, the FRB considers whether the performance of these activities by a bank holding company can reasonably be expected to produce benefits to the public that outweigh the possible adverse effects.

A satisfactory safety and soundness rating, particularly with regard to capital adequacy, and a satisfactory Community Reinvestment Act rating are generally prerequisites to obtaining federal regulatory approval to make acquisitions and open branch offices. As of December 31, 2016, the Bank was rated “outstanding” under the Community Reinvestment Act and was a “well capitalized” bank. An institution’s Community Reinvestment Act rating is considered in determining whether to grant approvals relating to charters, branches and other deposit facilities, relocations, mergers, consolidations and acquisitions. Less than satisfactory performance may be the basis for denying an application.

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

The operations of the Bank are also subject to numerous Federal, state and local laws and regulations which set forth specific restrictions and procedural requirements with respect to interest rates on loans, the extension of credit, credit practices, the disclosure of credit terms and discrimination in credit transactions. The Bank also is subject to certain limitations on the amount of cash dividends that it can pay to the Company. See Note 17 of Notes to Consolidated Financial Statements, contained in the 2016 Annual Report, which is included in Exhibit 13 to this report and incorporated by reference in this Item 1.

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

The FDIC is authorized to set the reserve ratios for the Deposit Insurance Fund (“DIF”) annually at between 1.15% and 1.5% of estimated insured deposits. FDIC assessment rates currently range from 12 to 50 basis points. Institutions in the lowest risk category, Risk Category I, pay between 12 and 14 basis points. Initial base assessment rates range between 12 and 45 basis points – 12 -16 basis points for Category I. The initial base rates for risk categories II, III and IV were 20, 30 and 45 basis points, respectively. For institutions in any risk category, assessment rates rose above initial rates for institutions relying significantly on secured liabilities. Assessment rates increased for institutions with a ratio of secured liabilities (repurchase agreements, Federal Home Loan Bank advances, secured Federal Funds purchased and other secured borrowings) to domestic deposits of greater than 15%, with a maximum of 50% above the rate before such adjustment.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd Frank Act”) revised the statutory authorities governing the FDIC’s management of the DIF. Key requirements from the Dodd-Frank Act have resulted in the FDIC’s adoption of the following amendments: (1) redefined the assessment base used to calculate deposit insurance assessments to “average consolidated total assets minus average tangible equity”; (2) raised the DIF’s minimum reserve ratio to 1.35 percent and removed the upper limit on the reserve ratio; (3) revised adjustments to the assessment rates by eliminating one adjustment and adding another; and (4) revised the deposit insurance assessment rate schedules due to changes to the assessment base. Revised rate schedules and other revisions to the deposit insurance assessment rules became effective April 1, 2011. Though deposit insurance assessments maintain a risk-based approach, the FDIC’s changes effective April 1, 2011, impose a more extensive risk-based assessment system on large insured depository, institutions with at least $10 billion in total assets since they are more complex in nature and could pose greater risk. Due to the changes to the assessment base and assessment rates, as well as the DIF restoration time frame, the impact on the Company’s deposit insurance assessments resulted in lower premiums from 2011 through 2016 and will likely continue in future years.

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

In addition, all insured institutions of the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, an agency of the Federal government established to finance resolutions of insolvent thrifts. These assessments, the current quarterly rate of which is approximately .00135 of the asset assessment base, will continue until the Financing Corporation bonds mature in 2017.

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

As a result of the capital conservation buffer rules, once in effect, if the Company’s bank subsidiary (The Juniata Valley Bank) fails to maintain the required minimum capital conservation buffer, the Company may be unable to obtain capital distributions from it, which could negatively impact the Company’s ability to pay dividends, service debt obligations or repurchase common stock. In addition, such a failure could result in a restriction on the Company’s ability to pay certain cash bonuses to executive officers, negatively impacting the Company’s ability to retain key personnel.

As of December 31, 2016, the Company believes its current capital levels would meet the fully phased-in minimum capital requirements, including capital conservation buffer, as prescribed in the U.S. Basel III Capital Rules.

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

See Note 17 of Notes to Consolidated Financial Statements, contained in the 2016 Annual Report and incorporated by reference in this Item 1, for a table that provides the Company’s risk based capital ratios and leverage ratio.

Federal banking agencies have broad powers to take corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are “well capitalized,” “adequately capitalized,” “undercapitalized”, “significantly undercapitalized,” or “critically undercapitalized.” As of December 31, 2016, the Bank was a “well-capitalized” bank, as defined by the FDIC.

All of the bank regulatory agencies have issued rules that amend their capital guidelines for interest rate risk and require such agencies to consider in their evaluation of a bank's capital adequacy the exposure of a bank's capital and economic value to changes in interest rates. These rules do not establish an explicit supervisory threshold. The agencies intend, at a subsequent date, to incorporate explicit minimum requirements for interest rate risk into their risk based capital standards and have proposed a supervisory model to be used together with bank internal models to gather data and hopefully propose, at a later date, explicit minimum requirements.

Gramm-Leach-Bliley Act

On November 12, 1999, the Gramm-Leach-Bliley Act (“GLB”) became law. GLB permits commercial banks to affiliate with investment banks. It also permits bank holding companies which elect financial holding company status to engage in any type of financial activity, including securities, insurance, merchant banking/equity investment and other activities that are financial in nature. The Company has not elected financial holding company status. The merchant banking provisions allow a bank holding company to make a controlling investment in any kind of company, financial or commercial. GLB allows a bank to engage in virtually every type of activity currently recognized as financial or incidental or complementary to a financial activity. A commercial bank that wishes to engage in these activities is required to be well capitalized, well managed and to have a satisfactory or better Community Reinvestment Act rating. GLB also allows subsidiaries of banks to engage in a broad range of financial activities that are not permitted for banks themselves. Although the Company and the Bank have not commenced these types of activities to date, GLB enables them to evaluate new financial activities that would complement the products already offered to enhance non-interest income.

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

Employees

As of December 31, 2016, the Company had a total of 120 full-time and 48 part-time employees.

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

See the section entitled “Market / Interest Rate Risk” and Table 5 – Maturity Distribution” in Management’s Discussion and Analysis of Financial Condition in the 2016 Annual Report, incorporated by reference in this Item 1A, for a discussion of the effects on net interest income over a twelve month period beginning on December 31, 2016 of simulated interest rate changes.

Capital and liquidity strategies, including the expected impact of the capital and liquidity requirements proposed by the Basel III standards, may require the Company to maintain higher levels of capital, which could restrict the amount of capital that the Company has available to deploy for income generating and other activities.

In July 2013, the FRB approved the final rules implementing the Basel III capital standards (the “Basel III Rules”) which substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions. See previous Capital Regulation discussion.

As of December 31, 2016, the Company believes its current capital levels would meet the fully phased-in minimum capital requirements as prescribed in the U.S. Basel III Capital Rules.  However, the new rules, which began phase-in starting January 1, 2015 and will be fully phased in by 2019, effectively require financial institutions to maintain higher capital levels.  As a result, Juniata may have to maintain capital in the form of assets that contribute less income to Juniata and that are not available for deployment as loans or other interest-income generating assets, funding of capital projects or other growth initiatives.

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

Changes in interest rates or disruption in liquidity markets may adversely affect the Company’s sources of funding.

The Company must maintain sufficient sources of liquidity to meet the demands of its depositors and borrowers, support its operations and meet regulatory expectations. The Company’s liquidity practices emphasize core deposits and repayments and maturities of loans and investments as its primary sources of liquidity. These primary sources of liquidity can be supplemented by FHLB advances, borrowings from the Federal Reserve Bank and lines of credit from correspondent bank. Lower-cost, core deposits may be adversely affected by changes in interest rates, and secondary sources of liquidity can be more costly to the Company than funding provided by deposit account balances having similar maturities. In addition, adverse changes in the Company’s results of operations or financial condition, regulatory actions involving the Company, or changes in regulatory, industry or market conditions could lead to increases in the cost of these secondary sources of liquidity, the inability to refinance or replace these secondary funding sources as they mature, or the withdrawal of unused borrowing capacity under these secondary funding sources.

While the Company attempts to manage its liquidity through various techniques, the assumptions and estimates used do not always accurately forecast the impact of changes in customer behavior. For example, the Company may face limitations on its ability to fund loan growth if customers move funds out of the Company’s bank subsidiaries’ deposit accounts in response to increases in interest rates. In the years following the 2008 financial crisis, even as the general level of market interest rates remained low by historical standards, depositors frequently avoided higher-yielding and higher-risk alternative investments, in favor of the safety and liquidity of non-maturing deposit accounts. These circumstances contributed to significant growth in non-maturing deposit account balances at the Company, and at depository financial institutions generally. Should interest rates rise, customers may become more sensitive to interest rates when making deposit decisions and considering alternative opportunities. This increased sensitivity to interest rates could cause customers to move funds into higher-yielding deposit accounts offered by the Company’s bank subsidiary, require the Company’s bank subsidiary to offer higher interest rates on deposit accounts to retain customer deposits or cause customers to move funds into alternative investments or deposits of other banks or non-bank providers. Technology and other factors have also made it more convenient for customers to transfer low-cost deposits into higher-cost deposits or into alternative investments or deposits of other banks or non-bank providers. Movement of customer deposits into higher-yielding deposit accounts offered by the Company’s bank subsidiary, the need to offer higher interest rates on deposit accounts to retain customer deposits or the movement of customer deposits into alternative investments or deposits of other banks or non-bank providers could increase the Company’s funding costs, reduce its net interest margin and/or create liquidity challenges.

Market conditions have been negatively impacted by disruptions in the liquidity markets in the past, and such disruptions or an adverse change in the Company's results of operations or financial condition could, in the future, have a negative impact on secondary sources of liquidity. If the Company is not able to continue to rely primarily on customer deposits to meet its liquidity and funding needs, continue to access secondary, non-deposit funding sources on favorable terms or otherwise fails to manage its liquidity effectively, the Company’s ability to continue to grow may be constrained and the Company’s liquidity, operating margins, results of operations and financial condition may be materially adversely affected.

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

The scope of the Dodd-Frank Act impacted many aspects of the financial services industry. However, its implementation requires the development and adoption of many regulations, some of which have not yet been proposed, adopted or fully implemented. The ultimate effect of the Dodd-Frank Act on the financial services industry will depend, in large part, upon the extent to which regulators exercise the authority granted to them under the Dodd-Frank Act and the approaches taken in implementing regulations. Additional uncertainty regarding the effect of the Dodd-Frank Act exists due to court decisions and the potential for additional legislative changes to the Dodd-Frank Act. The delay in the implementation of many of the regulations mandated by the Dodd-Frank Act has resulted in a lack of clear regulatory guidance to banks. The resulting uncertainty has caused banks to take a cautious approach to business initiatives and planning. The Company has been impacted, and will likely continue to be in the future, by the so-called Durbin Amendment to the Dodd-Frank Act, which reduced debit card interchange revenue of banks and revised deposit insurance assessments. It also is likely to be impacted by the Dodd-Frank Act in the areas of corporate governance, capital requirements, risk management, stress testing and regulation under consumer protection laws.

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

In January 2013, the CFPB issued a series of final rules related to mortgage loan origination and mortgage loan servicing, most provisions of which became effective January 10, 2014. These rules prohibit creditors, such as the Bank, from extending residential mortgage loans without regard for the consumer's ability to repay, provide certain safe harbor protections for the origination of loans that meet the requirements for a "qualified mortgage," add restrictions and requirements to residential mortgage origination and servicing practices and restrict the imposition of prepayment penalties and compensation practices relating to residential mortgage loan origination. Compliance with these rules has increased the Company’s overall regulatory compliance costs and required the Bank to change its underwriting practices. Moreover, these rules may adversely affect the volume of mortgage loans that the Bank originates and may subject it to increased potential liability related to its residential loan origination activities. In December 2013, the CFPB issued final rules revising and integrating previously separate disclosures required under the Truth in Lending Act and RESPA in connection with closed-end consumer mortgages. These final rules became effective August 1, 2015, and compliance with these rules required the Corporation to adapt its systems and procedures to accommodate the use of new disclosure forms to be provided to closed-end consumer mortgage borrowers at the time of application and at the time of closing for those loans within the timeframes required under these new rules.

RISKS RELATED TO OPERATIONS

Cyber security incidents could disrupt business operations, result in the loss of critical and confidential information, and adversely impact our reputation and results of operations.

The Company’s computer systems, software and networks are subject to ongoing cyber incidents, such as unauthorized access; mishandling or misuse of information; loss or destruction of data (including confidential customer information); account takeovers; unavailability of service; computer viruses or other malicious code; cyber attacks designed to obtain confidential information, destroy data, disrupt or degrade service, sabotage systems or cause other damage; denial of service attacks; and other events. Cyber threats may arise from human error, fraud or malice on the part of employees or third parties, including third party vendors, or may result from accidental technological failure. In addition, parties intent on penetrating our systems may also attempt to fraudulently induce employees, customers, third parties or other users of our systems to disclose sensitive information in order to gain access to our data or that of the Company’s customers. Cyber security incidents, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption or unavailability of critical data and confidential or proprietary information (the Company’s own or that of third parties) and the disruption of business operations. The potential consequences of a material cyber security incident include reputational damage, litigation with third parties, and increased cyber security protection and remediation costs, which in turn could adversely affect the Company’s competitiveness and results of operations. The Company carries insurance to partially offset the risk of loss, however, there can be no assurance that the limits are sufficient to minimize a related loss.

Potential disruption or failure of network and information processing systems and those of third-party vendors may negatively impact our operations.

The Company's business activities are dependent on its ability to accurately and timely process, record and monitor a large number of transactions. If any of its financial, accounting, network or other information processing systems fail or have other significant shortcomings, the Company could be materially adversely affected. The Company outsources some of it processing and other activities to third party vendors. Third parties with which the Company does business could be sources of operational risk to the Company, including the risk that the third parties' own network and information processing systems could fail. Any of these occurrences could materially diminish the Company's ability to operate one or more of the Company's businesses, or cause the Company to suffer financial loss, a disruption of its business, regulatory sanctions or damage to its reputation, any of which could materially adversely affect the Company.

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

Further, the costs of new technology, including personnel, can be high in both absolute and relative terms. There can be no assurance, given the fast pace of change and innovation, that the Company’s technology, either purchased or developed internally, will meet or continue to meet the needs of the Company and the needs of its customers.

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

The Company has established an allowance for loan losses that management believes to be adequate to offset probable losses on the Company’s existing loans. However, there is no precise method of estimating loan losses. The Company determines the appropriate level of the allowance for credit losses based on many quantitative and qualitative factors, including, but not limited to: the size and composition of the loan portfolio; changes in risk ratings; changes in collateral values; delinquency levels; historical losses; and economic conditions. In addition, as the Company’s loan portfolio grows, it will generally be necessary to increase the allowance for credit losses through additional provisions, which will impact the Company’s operating results.  If the Company’s assumptions and judgments regarding such matters prove to be inaccurate, its allowance for credit losses might not be sufficient, and additional provisions for credit losses might need to be made. Depending on the amount of such provisions for credit losses, the adverse impact on the Company’s earnings could be material. Also, there can be no assurance that any future declines in real estate market conditions, general economic conditions or changes in regulatory policies will not require the Company to increase its allowance for loan losses, through additional loan loss provisions, which could reduce earnings.

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

Equity investments:

As of December 31, 2016, the Company’s equity investments were comprised primarily of publicly traded financial institutions. The value of the securities in the Company’s equity portfolio may be affected by a number of factors. General economic conditions and uncertainty surrounding the financial institution sector as a whole impacts the value of these securities. Declines in bank stock values in general, as well as deterioration in the performance of specific banks, could result in other-than-temporary impairment charges. Considerations used to determine other-than-temporary impairment status to individual holdings include the length of time the stock has remained in an unrealized loss position, and the percentage of unrealized loss compared to the carrying cost of the stock, dividend reduction or suspension, market analyst reviews and expectations, and other pertinent news that would affect expectations for recovery or further decline.

Municipal securities:

As of December 31, 2016, the Company had approximately $26.7 million of municipal securities issued by various municipalities in its investment portfolio. Ongoing uncertainty with respect to the financial viability of municipal insurers places greater emphasis on the underlying strength of issuers. Increasing pressure on local tax revenues of issuers due to adverse economic conditions could also have a negative impact on the underlying credit quality of issuers.

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

The Articles of Incorporation of the Company presently contain certain provisions, such as staggered Board of Directors terms and super majority voting requirements for transactions not approved by the Company’s Board of Directors, which may be deemed to be "anti-takeover" in nature in that such provisions may deter, discourage or make more difficult the assumption of control of the Company by another Company or person through a tender offer, merger, proxy contest or similar transaction or series of transactions. In addition, provisions of Pennsylvania and applicable banking laws could similarly make it more difficult for a third party to acquire control of the Company. The overall effects of the "anti-takeover” provisions may be to discourage, make more costly or more difficult, or prevent a future takeover offer, thereby preventing shareholders from receiving a premium for their securities in a takeover offer. These provisions may also increase the possibility that a future bidder for control of the Company will be required to act through arms-length negotiation with the Company’s Board of Directors. Copies of the Articles of Incorporation of the Company are on file with the Securities and Exchange Commission and the Pennsylvania Secretary of State.

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

The Bank owns and operates, for banking purposes, the buildings located at:

One South Main Street, Mifflintown, Pennsylvania

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

Wal-Mart Supercenter, Route 522 South, Lewistown, Pennsylvania (lease expires November 2022)

52 West Mill Street, Port Allegany, Pennsylvania (lease expires July 1, 2018)

Financial Services Office –

129 South Main Street, Suite 600, Lewistown, Pennsylvania (lease expires October 2019)

Loan Production Office –

1366 South Atherton Street, State College, Pennsylvania (lease expires November 2018)

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information:

Information regarding the market for the Company’s stock, the market price of the stock and dividends that the Company has paid is included in the Company’s Annual Report to Shareholders for the year ended December 31, 2016, in the section entitled “Common Stock Market Prices and Dividends,” and is incorporated by reference in this Item 5.

Holders:

As of March 4, 2017, there were 1,824 registered holders of the Company’s outstanding common stock.

For information concerning the Company’s Equity Compensation Plans, see “Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

Recent Sales of Unregistered Securities:

None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers:

The Company periodically repurchases shares of its common stock under the share repurchase program approved by the Board of Directors. In December of 2016, the Board of Directors authorized the repurchase of an additional 200,000 shares of its common stock through its Share Repurchase Program. The Program will remain authorized until all approved shares are repurchased, unless terminated by the Board of Directors. There were 48,370 shares purchased with respect to the Share Repurchase Program during the fourth quarter of 2016, and 178,279 shares remain available to purchase under the program.

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number	Average	Part of Publicly	Shares that May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	per Share	Programs	Plans or Programs

October 1-31, 2016	-	$-	-	26,649
November 1-30, 2016	-	-	-	26,649
December 1-31, 2016	48,370	18.80	48,370	178,279

Totals	48,370	$18.80	48,370	178,279

Performance Graph:

The following graph shows the yearly percentage change in the Company’s cumulative total shareholder return on its common stock from December 31, 2011 to December 31, 2016 compared with the Russell 3000 Index and a peer group defined by Juniata. The peer group consists of the following ten bank holding companies: CBT Financial Corporation (CBTC), CCFNB Bancorp, Inc. (CCFN), Dimeco, Inc. (DIMC), Emclaire Financial Corp. (EMCF), ENB Financial Corp (ENBP), First Community Financial Corporation (FMFP), Franklin Financial Services Corporation (FRAF), Kish Bancorp, Inc. (KISB), Mid Penn Bancorp, Inc. (MPB) and Riverview Financial Corporation (RIVE).

	Period Ending
Index	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
Juniata Valley Financial Corp.	100.00	105.31	107.59	116.27	118.11	128.26
Russell 3000	100.00	116.42	155.47	175.00	175.84	198.23
JUVF Peer Group Index*	100.00	120.51	139.57	159.60	164.07	194.82

ITEM 6. SELECTED FINANCIAL DATA

The section entitled “Five Year Financial Summary - Selected Financial Data” in the Company’s Annual Report to Shareholders for the year ended December 31, 2016 is incorporated by reference in this Item 6.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The section entitled “Management’s Discussion and Analysis of Financial Condition” and “Results of Operations” in the Company’s Annual Report to Shareholders for the year ended December 31, 2016 is incorporated by reference in this Item 7.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The section entitled “Management’s Discussion and Analysis – Financial Condition – Market / Interest Rate Risk” in the Company’s Annual Report to Shareholders for the year ended December 31, 2016 is incorporated by reference in this Item 7A.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s Consolidated Financial Statements and the Notes to Consolidated Financial Statements thereto included in the Company’s Annual Report to Shareholders for the year ended December 31, 2016 is incorporated by reference in this Item 8.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company’s management, with the participation of its CEO and CFO, conducted an evaluation, as of December 31, 2016, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based on this evaluation, the Company’s CEO and CFO concluded that, as of the end of the period covered by this annual report, the Company’s disclosure controls and procedures were effective in reaching a reasonable level of assurance that management is timely alerted to material events relating to the Company during the period when the Company’s periodic reports are being prepared.

Conclusion Regarding Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a – 15(f) promulgated under the Exchange Act. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under the framework in Internal Control-Integrated Framework (2013), the Company’s management concluded that internal control over financial reporting was effective as of December 31, 2016.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on our assessment, management concluded that as of December 31, 2016, the Company’s internal control over financial reporting is effective and meets the criteria of the Internal Control-Integrated Framework (2013).

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
Marcie A. Barber, President and Chief Executive Officer

/s/ JoAnn N. McMinn
JoAnn N. McMinn, Chief Financial Officer

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm on Effectiveness of Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Juniata Valley Financial Corp.

Mifflintown, Pennsylvania

We have audited Juniata Valley Financial Corp. and its wholly-owned subsidiary’s, The Juniata Valley Bank, (the “Company”) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Report on Management’s Assessment of Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition as of December 31, 2016 and 2015 and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows of Juniata Valley Financial Corp. and its wholly-owned subsidiary, The Juniata Valley Bank for each of the three years in the period ended December 31, 2016, and our report dated March 15, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Harrisburg, Pennsylvania

March 15, 2017

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference herein is information appearing in the Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2017 (the “Proxy Statement”) under the captions “Directors of the Company”, “Executive Officers of the Company”, “Corporate Governance and Board Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance”. The Company has adopted a Code of Ethics that is applicable to the Company’s Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer and other designated senior officers, which can be found in the Investor Information – Governance Documents section of the Company’s website at www.JVBonline.com. The Company will file its Proxy Statement on or before April 7, 2017.

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

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
	a
Equity compensation plans approved by security holders	139,155	$17.97	351,879

Equity compensation plans not approved by security holders	-	-
Total	139,155	$17.97	351,879

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Incorporated by reference herein is the information contained in the Proxy Statement under the caption “Related Party Transactions” and “Corporate Governance and Board Matters”.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference herein is information contained in the Proxy Statement under the caption “Independent Registered Public Accounting Firm”.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	The following consolidated financial statements of the Company are filed as part of this Form 10-K:

(i)	Reports of Independent Registered Public Accounting Firms

(ii)	Consolidated Statements of Financial Condition as of December 31, 2016 and December 31, 2015

(iii)	Consolidated Statements of Income for the fiscal years ended December 31, 2016, December 31, 2015 and December 31, 2014

(iv)	Consolidated Statements of Comprehensive Income for the fiscal years ended December 31, 2016, December 31, 2015 and December 31, 2014

(v)	Consolidated Statements of Stockholders’ Equity for the fiscal years ended December 31, 2016, December 31, 2015 and December 31, 2014

(vi)	Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2016, December 31, 2015 and December 31, 2014

(vii)	Notes to Consolidated Financial Statements

(a)(2) Financial Statements Schedules. All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and have therefore been omitted.

(a)(3) Exhibits.

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3(i) to the Company’s Form 8-K Current Report filed with the SEC on November 12, 2015)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2007)

3.3	Bylaw Amendment – (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 28, 2012)
10.1	Form of 1999 Directors Deferred Compensation Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2009) *
10.2	Form of Amendments to the 1999 Directors Deferred Compensation Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2011) *

10.3	Form of Director Supplemental Life Insurance/ Split Dollar Plan (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2009) *

10.4	Employee Annual Incentive Plan, (filed herewith)*■

10.5	Change of Control Severance Agreement with JoAnn N. McMinn (incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2005).*

10.6	Salary Continuation Agreement with JoAnn N. McMinn (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2008)*

10.7	Salary Continuation Agreement with Marcie A. Barber (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2008)*

10.8	Change of Control Severance Agreement with Marcie A. Barber (incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K filed with the SEC on May 27, 2008).*

10.9	Long Term Incentive Plan of Juniata Valley Financial Corp. (incorporated by reference to Exhibit 10.1 to the Company’s 2016 proxy statement filed with the SEC on April 8, 2016)*

10.10	Technology Outsourcing Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 22, 2010).

13.1	Annual Report to Shareholders

21.1	Subsidiaries of Juniata Valley Financial Corp.

23.1	Consent of BDO USA, LLP

31.1	Rule 13a-4(d) Certification of Marcie A. Barber

31.2	Rule 13a-4(d) Certification of JoAnn N. McMinn

32.1	Section 1350 Certification of Marcie A. Barber

32.2	Section 1350 Certification of JoAnn N. McMinn

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

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
Date: March 15, 2017

/s/ Marcie A. Barber
By: Marcie A. Barber
Director, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Timothy I. Havice
Timothy I. Havice	March 15, 2017
Chairman

/s/ Philip E. Gingerich, Jr.
Philip E. Gingerich, Jr.	March 15, 2017
Vice Chairman

/s/ Charles L. Hershberger
Charles L. Hershberger	March 15, 2017
Secretary

/s/ Marcie A. Barber
Marcie A. Barber	March 15, 2017
Director and Chief Executive Officer (Principal Executive Officer)

/s/ Martin L. Dreibelbis
Martin L. Dreibelbis	March 15, 2017
Director

/s/ Gary E. Kelsey
Gary E. Kelsey	March 15, 2017
Director

/s/ Jan G. Snedeker
Jan G. Snedeker	March 15, 2017
Director

/s/ Richard M. Scanlon
Richard M. Scanlon, DMD	March 15, 2017
Director

/s/ Bradley J. Wagner
Bradley J. Wagner	March 15, 2017
Director

/s/ JoAnn N. McMinn
JoAnn N. McMinn	March 15, 2017
Chief Financial Officer (Principal Accounting and Financial Officer)

