Form 10-Q
period 2017-03-31
JUNIATA VALLEY FINANCIAL CORP
filed 2017-05-10
CIK 714712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended March 31, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to _____________________________

CommissionFile Number	000-13232

Juniata Valley Financial Corp.

(Exact name of registrant as specified in its charter)

Pennsylvania	23-2235254
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Bridge and Main Streets, Mifflintown, Pennsylvania	17059
(Address of principal executive offices)	(Zip Code)

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 9, 2017
Common Stock ($1.00 par value)	4,797,086 shares

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Financial Condition

(in thousands, except share data)

	(Unaudited)
	March 31,	December 31,
	2017	2016
ASSETS
Cash and due from banks	$8,762	$9,464
Interest bearing deposits with banks	31	95
Cash and cash equivalents	8,793	9,559

Interest bearing time deposits with banks	350	350
Securities available for sale	156,831	150,488
Restricted investment in Federal Home Loan Bank (FHLB) stock	3,452	3,610
Investment in unconsolidated subsidiary	4,734	4,703
Residential mortgage loans held for sale	119	-
Total loans	383,702	378,297
Less: Allowance for loan losses	(2,805)	(2,723)
Total loans, net of allowance for loan losses	380,897	375,574
Premises and equipment, net	6,952	6,857
Other real estate owned	657	638
Bank owned life insurance and annuities	14,709	14,631
Investment in low income housing partnership	4,715	3,812
Core deposit and other intangible	245	262
Goodwill	5,448	5,448
Mortgage servicing rights	206	205
Accrued interest receivable and other assets	3,998	4,217
Total assets	$592,106	$580,354

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing	$110,342	$104,006
Interest bearing	360,720	351,816
Total deposits	471,062	455,822

Securities sold under agreements to repurchase	3,669	4,496
Short-term borrowings	25,000	27,700
Long-term debt	25,000	25,000
Other interest bearing liabilities	1,542	1,545
Accrued interest payable and other liabilities	6,388	6,701
Total liabilities	532,661	521,264
Stockholders' Equity:
Preferred stock, no par value: Authorized - 500,000 shares, none issued
Common stock, par value $1.00 per share: Authorized 20,000,000 shares
Issued -
4,809,650 shares at March 31, 2017;
4,805,000 shares at December 31, 2016
Outstanding -
4,762,493 shares at March 31, 2017;
4,755,630 shares at December 31, 2016	4,810	4,805
Surplus	18,490	18,476
Retained earnings	40,357	39,945
Accumulated other comprehensive loss	(3,326)	(3,209)
Cost of common stock in Treasury:
47,157 shares at March 31, 2017;
49,370 shares at December 31, 2016	(886)	(927)
Total stockholders' equity	59,445	59,090
Total liabilities and stockholders' equity	$592,106	$580,354

See Notes to Consolidated Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Income

(in thousands, except share data)

	(Unaudited)
	Three Months Ended
	March 31,
	2017	2016
Interest income:
Loans, including fees	$4,370	$4,441
Taxable securities	683	631
Tax-exempt securities	114	112
Other interest income	7	3
Total interest income	5,174	5,187
Interest expense:
Deposits	469	439
Securities sold under agreements to repurchase	3	1
Short-term borrowings	62	42
Long-term debt	85	69
Other interest bearing liabilities	8	7
Total interest expense	627	558
Net interest income	4,547	4,629
Provision for loan losses	105	121
Net interest income after provision for loan losses	4,442	4,508
Non-interest income:
Customer service fees	433	387
Debit card fee income	270	243
Earnings on bank-owned life insurance and annuities	84	88
Trust fees	84	80
Commissions from sales of non-deposit products	47	70
Income from unconsolidated subsidiary	47	40
Fees derived from loan activity	45	53
Mortgage banking income	33	35
Gain on sales and calls of securities	504	-
Gain on sales of loans	-	113
Other non-interest income	69	70
Total non-interest income	1,616	1,179
Non-interest expense:
Employee compensation expense	1,739	1,663
Employee benefits	654	604
Occupancy	295	283
Equipment	155	165
Data processing expense	417	452
Director compensation	60	58
Professional fees	142	151
Taxes, other than income	134	94
FDIC Insurance premiums	91	105
Loss on sales of other real estate owned	13	3
Amortization of intangibles	17	31
Amortization of investment in low-income housing partnership	120	120
Merger and acquisition expense	-	58
Other non-interest expense	432	353
Total non-interest expense	4,269	4,140
Income before income taxes	1,789	1,547
Income tax provision	330	255
Net income	$1,459	$1,292
Earnings per share
Basic	$0.31	$0.27
Diluted	$0.31	$0.27
Cash dividends declared per share	$0.22	$0.22
Weighted average basic shares outstanding	4,756,517	4,797,866
Weighted average diluted shares outstanding	4,762,090	4,798,227

See Notes to Consolidated Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	Before		Net of	Before		Net of
	Tax	Tax	Tax	Tax	Tax	Tax
	Amount	Effect	Amount	Amount	Effect	Amount
Net income	$1,789	$(330)	$1,459	$1,547	$(255)	$1,292
Other comprehensive income:
Unrealized gains on available for sale securities:
Unrealized holding gains arising during the period	258	(88)	170	1,766	(600)	1,166
Unrealized holding gains from unconsolidated subsidiary	9	-	9	4	-	4
Less reclassification adjustment for gains included in net income (1) (3)	(504)	171	(333)	-	-	-
Amortization of pension net actuarial cost (2) (3)	56	(19)	37	62	(21)	41
Other comprehensive (loss) income	(181)	64	(117)	1,832	(621)	1,211
Total comprehensive income	$1,608	$(266)	$1,342	$3,379	$(876)	$2,503

See Notes to Consolidated Financial Statements

(1)	Amounts are included in gain on sales and calls of securities on the Consolidated Statements of Income as a separate element within total non-interest income.
(2)	Amounts are included in the computation of net periodic benefit cost and are included in employee benefits expense on the Consolidated Statements of Income as a separate element within total non-interest expense.
(3)	Income tax amounts are included in the provision for income taxes on the Consolidated Statements of Income.

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Stockholders' Equity

(Unaudited, in thousands, except share data)

Three Months Ended March 31, 2017

	Number				Accumulated
	of				Other		Total
	Shares	Common		Retained	Comprehensive	Treasury	Stockholders'
	Outstanding	Stock	Surplus	Earnings	Loss	Stock	Equity
Balance at January 1, 2017	4,755,630	$4,805	$18,476	$39,945	$(3,209)	$(927)	$59,090
Net income				1,459			1,459
Other comprehensive loss					(117)		(117)
Cash dividends at $0.22 per share				(1,047)			(1,047)
Stock-based compensation			21				21
Treasury stock issued for stock plans	2,213		(2)			41	39
Common stock issued for stock plans	4,650	5	(5)			-	-
Balance at March 31, 2017	4,762,493	$4,810	$18,490	$40,357	$(3,326)	$(886)	$59,445

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

See Notes to Consolidated Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Three Months Ended March 31,
	2017	2016
Operating activities:
Net income	$1,459	$1,292
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	105	121
Depreciation	156	147
Net amortization of securities premiums	156	193
Net amortization of loan origination fees (costs)	15	(11)
Deferred net loan origination (costs) fees	(103)	12
Amortization of core deposit intangible	17	31
Amortization of investment in low income housing partnership	120	120
Net amortization of purchase fair value adjustments	(13)	1
Net realized gain on sales and calls of securities	(504)	-
Net loss on sales and valuation of other real estate owned	13	3
Earnings on bank owned life insurance and annuities	(84)	(88)
Deferred income tax (credit) expense	(4)	4
Equity in earnings of unconsolidated subsidiary, net of dividends of $24 and $18	(23)	(22)
Stock-based compensation expense	21	16
Gain from sale of student loans	-	(113)
Mortgage loans originated for sale	(450)	(321)
Proceeds from mortgage loans sold to others	363	484
Mortgage banking income	(33)	(35)
Decrease in accrued interest receivable and other assets	268	137
Decrease in accrued interest payable and other liabilities	(246)	(533)
Net cash provided by operating activities	1,233	1,438
Investing activities:
Purchases of:
Securities available for sale	(15,814)	(3,051)
Premises and equipment	(251)	(346)
Bank owned life insurance and annuities	(7)	(12)
Proceeds from:
Sales of securities available for sale	6,578	-
Maturities of and principal repayments on securities available for sale	2,994	10,017
Redemption of FHLB stock	158	398
Sale of student loans	-	1,706
Sale of other real estate owned	339	33
Sale of other assets	20	-
Investment in low income housing partnership	(1,023)	-
Net increase in loans	(5,696)	(1,547)
Net cash (used in) provided by investing activities	(12,702)	7,198
Financing activities:
Net increase in deposits	15,238	9,109
Net decrease in short-term borrowings and securities sold under agreements to repurchase	(3,527)	(27,551)
Issuance of long-term debt	-	10,000
Cash dividends	(1,047)	(1,056)
Purchase of treasury stock	-	(18)
Common stock issued for employee stock plans	39	-
Net cash provided by (used in) financing activities	10,703	(9,516)
Net decrease in cash and cash equivalents	(766)	(880)
Cash and cash equivalents at beginning of year	9,559	10,458
Cash and cash equivalents at end of period	$8,793	$9,578
Supplemental information:
Interest paid	$676	$561
Income taxes paid	-	-
Supplemental schedule of noncash investing and financing activities:
Transfer of loans to other real estate owned	$371	$124

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (U.S. GAAP) for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three month period ended March 31, 2017 are not necessarily indicative of the results for the year ending December 31, 2017. For further information, refer to the consolidated financial statements and notes thereto included in Juniata Valley Financial Corp.’s Annual Report on Form 10-K for the year ended December 31, 2016.

The Company has evaluated events and transactions occurring subsequent to the consolidated statement of financial condition date of March 31, 2017 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

2. Recent Accounting Standards Updates (ASU)

Accounting Standards Update 2017-08, Premium Amortization on Purchased Callable Debt Securities

Issued: March 2017

Summary: ASU 2017-08 shortens the amortization period for premiums on purchased callable debt securities to the earliest call date, rather than amortizing over the full contractual term. The ASU does not change the accounting for securities held at a discount.

Effective Date: The amendments are effective for public business entities for fiscal years beginning after December 15, 2019. This Update will have no impact on the Company’s consolidated financial position and results of operations.

Accounting Standards Update 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

Issued: March 2017

Summary: ASU 2017-07 requires that an employer disaggregate the service cost component from the other components of net benefit cost.

Effective Date: The amendments are effective for public business entities for fiscal years beginning after December 15, 2017. This Update will have no impact on the Company’s consolidated financial position and results of operations.

Accounting Standards Update 2017-04, Simplifying the Test for Goodwill Impairment

Issued: January 2017

Summary: ASU 2017-04 eliminates Step 2 of the goodwill impairment test.

Effective Date: The amendments are effective for public business entities for fiscal years beginning after December 15, 2019. This Update will have no impact on the Company’s consolidated financial position and results of operations.

Accounting Standards Update 2016-15, Classification of Certain Cash Receipts and Cash Payments

Issued: August 2016

Summary: ASU 2016-15 clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments are intended to reduce diversity in practice.

Effective Date: The amendments are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. This Update will have no impact on the Company’s consolidated financial position and results of operations.

Accounting Standards Update 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

Issued: June 2016

Summary: ASU 2016-13 requires credit losses on most financial assets to be measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (CECL) model). Under this model, entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications unless reasonable expectation of a troubled debt restructuring exists) from the date of initial recognition of that instrument.

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

Effective Date: The new standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. While the Company’s senior management is currently in the process of evaluating the impact of the amended guidance on its consolidated financial statements, it currently expects the ALLL to increase upon adoption given that the allowance will be required to cover the full remaining expected life of the portfolio, rather than the incurred loss model under current U.S. GAAP. The extent of this increase is still being evaluated and will depend on economic conditions and the composition of the Company’s loan portfolio at the time of adoption. In preparation, the Company has partnered with a software provider specializing in ALLL analysis and is assessing the sufficiency of data currently available through its core database.

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

Effective Date: The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company has determined that the provisions of ASU 2016-02 will result in an increase in assets to recognize the present value of the lease obligations with a corresponding increase in liabilities, however, the Company does not expect this new standard to have a material impact on the Company’s financial position, results of operations or cash flows, as the Company has only operating lease obligations, which are minimal.

Accounting Standards Update 2016-01, Measurement of Financial Instruments

Issued: January 2016

Summary: The amendments in this Update require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee).  The amendments in this Update also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition the amendments in this Update eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities and the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities.

Effective Date: For public entities, the amendments in the Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company currently holds a small portfolio of equity investments for which the fair value fluctuates with market activity. Had ASU 2016-01 become effective on March 31, 2017, the cumulative effect adjustment to income before tax would have been $251,000 (see Note 5). The cumulative adjustment that will be recognized upon adoption of the amendments in this update in the first quarter of 2018 will be dependent upon the size of the equity portfolio and the market values at that time.

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

Effective Date and Transition: Public entities will apply the new standard to annual reports beginning after December 15, 2016, including interim periods therein. Three basic transition methods are available – full retrospective, retrospective with certain practical expedients, and a cumulative effect approach. Under the third alternative, an entity would apply the new revenue standard only to contracts that are incomplete under legacy U.S. GAAP at the date of initial application (e.g. January 1, 2017) and recognize the cumulative effect of the new standard as an adjustment to the opening balance of retained earnings. That is, prior years would not be restated and additional disclosures would be required to enable users of the financial statements to understand the impact of adopting the new standard in the current year compared to prior years that are presented under legacy U.S. GAAP. Early adoption is prohibited under U.S. GAAP. The Company is evaluating the effects this Update will have on the Company’s consolidated financial condition or results of operations.

Accounting Standards Update 2015-14, Revenue from Contracts with Customers (Topic 606):

Deferral of the Effective Date

Issued: August 2015

Summary: ASU 2015-14 defers the effective date of the new revenue recognition standard by one year. As such, it now takes effect for public entities in fiscal years beginning after December 15, 2017. All other entities have an additional year. However, early adoption is permitted for any entity that chooses to adopt the new standard as of the original effective date. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that year. Because the amended guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other U.S. GAAP, the Company’s preliminary analysis suggests that the adoption of this amended guidance is not expected to have a material impact on its consolidated financial statements, although the Company will also be subject to expanded disclosure requirements upon adoption and the Company’s recognition processes for wealth and asset management revenue, banking revenue and card and processing revenue may be affected. However, there are certain areas of the amended guidance, such as credit card interchange fees programs, which are subject to interpretation and for which the Company has not made final conclusions regarding the applicability and the related impact, if any, on the consolidated financial statements. Accordingly, the results of the Company’s materiality analysis, as well as its selected adoption method, may change as these conclusions are reached.

3. Merger

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

The allocation of the purchase price is as follows, in thousands of dollars:

Purchase price assigned to FNBPA common shares	$10,637
exchanged for 607,815 Juniata common shares
Purchase price assigned to FNBPA common shares exchanged for cash	2,208
Total purchase price	12,845
FNBPA net assets acquired:
Tangible common equity	9,854
Adjustments to reflect assets acquired and liabilities assumed at fair value:
Total fair value adjustments	(523)
Associated deferred income taxes	179
Fair value adjustment to net assets acquired, net of tax	(344)
Total FNBPA net assets acquired	9,510
Goodwill resulting from the merger	$3,335

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed, in thousands of dollars.

Total purchase price	$12,845

Net assets acquired
Cash and cash equivalents	3,452
Interest-bearing time deposits	350
Investment securities	35,458
Loans	47,055
Premises and equipment	419
Accrued interest receivable	550
Core deposit and other intangibles	343
Other real estate owned	114
Other assets	763
Deposits	(77,665)
Accrued interest payable	(13)
Other liabilities	(1,316)
9,510
Goodwill	$3,335

As of November 30, 2015, the merger date, goodwill was recorded at $3,335,000. ASC 805 allows for adjustments to goodwill for a period of up to one year after the merger date for information that becomes available that reflects circumstances at the merger date. During 2016, such information became available and goodwill was adjusted by $67,000, to $3,402,000, to reflect the adjustments to fair value of two assets.

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

	Years Ended December 31,
	2015	2014
Consolidated net interest income after loan loss provision	$17,731	$17,089
Consolidated noninterest income	4,841	4,745
Consolidated noninterest expense	17,124	18,358
Consolidated net income	4,862	3,353
Consolidated net income per common share	$1.01	$0.70

4. Accumulated other Comprehensive loss

Components of accumulated other comprehensive loss, net of tax consisted of the following (in thousands):

	3/31/2017	12/31/2016
Unrealized gains (losses) on available for sale securities	$(1,021)	$(866)
Unrecognized expense for defined benefit pension	(2,305)	(2,343)
Accumulated other comprehensive loss	$(3,326)	$(3,209)

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

(Amounts, except earnings per share, in thousands)
	Three Months	Three Months
	Ended	Ended
	March 31, 2017	March 31, 2016

Net income	$1,459	$1,292
Weighted-average common shares outstanding	4,757	4,798
Basic earnings per share	$0.31	$0.27

Weighted-average common shares outstanding	4,757	4,798
Common stock equivalents due to effect of stock options	5	-
Total weighted-average common shares and equivalents	4,762	4,798
Diluted earnings per share	$0.31	$0.27

6. Securities

The Company’s investment portfolio includes primarily bonds issued by U.S. Government sponsored agencies (approximately 23% of the investment portfolio), mortgage-backed securities issued by Government-sponsored agencies and backed by residential mortgages (approximately 59%) and municipal bonds (approximately 17%) as of March 31, 2017. Most of the municipal bonds are general obligation bonds with maturities or pre-refunding dates within 5 years. The remaining 1% of the portfolio includes a group of equity investments in other financial institutions.

The amortized cost and fair value of securities as of March 31, 2017 and December 31, 2016, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because the securities may be called or prepaid with or without prepayment penalties.

	March 31, 2017
Securities Available for Sale			Gross	Gross
	Amortized	Fair	Unrealized	Unrealized
Type and maturity	Cost	Value	Gains	Losses
Obligations of U.S. Government agencies and corporations
Within one year	$-	$-	$-	$-
After one year but within five years	19,496	19,393	12	(115)
After five years but within ten years	16,998	16,484	-	(514)
	36,494	35,877	12	(629)
Obligations of state and political subdivisions
Within one year	2,814	2,816	2	-
After one year but within five years	13,240	13,295	70	(15)
After five years but within ten years	10,920	10,674	27	(273)
After ten years	-	-	-	-
	26,974	26,785	99	(288)
Mortgage-backed securities	93,916	92,921	121	(1,116)
Equity securities	997	1,248	252	(1)
Total	$158,381	$156,831	$484	$(2,034)

	December 31, 2016
Securities Available for Sale			Gross	Gross
	Amortized	Fair	Unrealized	Unrealized
Type and maturity	Cost	Value	Gains	Losses
Obligations of U.S. Government agencies and corporations
Within one year	$-	$-	$-	$-
After one year but within five years	19,495	19,331	13	(177)
After five years but within ten years	17,000	16,468	-	(532)
	36,495	35,799	13	(709)
Obligations of state and political subdivisions
Within one year	2,819	2,820	2	(1)
After one year but within five years	13,268	13,240	39	(67)
After five years but within ten years	10,923	10,599	16	(340)
After ten years	-	-	-	-
	27,010	26,659	57	(408)
Mortgage-backed securities	86,670	85,702	114	(1,082)
Equity securities	1,615	2,328	713	-
Total	$151,790	$150,488	$897	$(2,199)

Certain obligations of the U.S. Government and state and political subdivisions are pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law. The carrying value of the pledged assets was $36,723,000 and $36,638,000 at March 31, 2017 and December 31, 2016, respectively.

In addition to cash received from the scheduled maturities of securities, some investment securities available for sale are sold or called at current market values during the course of normal operations.

The following chart summarizes proceeds received from sales or calls of investment securities transactions and the resulting realized gains and losses (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Gross proceeds from sales of securities	$6,578	$-
Securities available for sale:
Gross realized gains from sold and called securities	$506	$-
Gross realized losses from sold and called securities	(2)	-

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

The following table shows gross unrealized losses and fair value, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2017 and December 31, 2016 (in thousands):

	Unrealized Losses at March 31, 2017
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. Government agencies and corporations	$34,863	$(629)	$-	$-	$34,863	$(629)
Obligations of state and political subdivisions	13,359	(287)	301	(1)	13,660	(288)
Mortgage-backed securities	79,932	(1,116)	-	-	79,932	(1,116)
Debt securities	128,154	(2,032)	301	(1)	128,455	(2,033)

Equity securities	4	(1)	-	-	4	(1)

Total temporarily impaired securities	$128,158	$(2,033)	$301	$(1)	$128,459	$(2,034)

	Unrealized Losses at December 31, 2016
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. Government agencies and corporations	$32,783	$(709)	$-	$-	$32,783	$(709)
Obligations of state and political subdivisions	17,437	(406)	300	(2)	17,737	(408)
Mortgage-backed securities	68,989	(1,082)	-	-	68,989	(1,082)
Debt securities	119,209	(2,197)	300	(2)	119,509	(2,199)

Total temporarily impaired securities	$119,209	$(2,197)	$300	$(2)	$119,509	$(2,199)

At March 31, 2017, 22 U.S. Government agency and corporations securities had unrealized losses that, in the aggregate, did not exceed 1.0% of amortized cost. None of these securities have been in a continuous loss position for 12 months or more.

At March 31, 2017, 23 obligations of state and political subdivisions had unrealized losses that, in the aggregate, did not exceed 1.0% of amortized cost. One of these securities has been in a continuous loss position for 12 months or more.

At March 31, 2017, 38 mortgage-backed securities had an unrealized loss that did not exceed 1.0% of amortized cost. None of these securities has been in a continuous loss position for 12 months or more.

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

Equity securities owned by the Company consist of common stock of various financial services providers and are evaluated quarterly for evidence of other-than-temporary impairment. There were no equity securities that were in an unrealized loss position for 12 months or more as of March 31, 2017. Management has identified no other-than-temporary impairment as of, or for the periods ended March 31, 2017, March 31, 2016 and December 31, 2016, respectively, in the equity portfolio. Management continues to track the performance of each stock owned to determine if it is prudent to recognize any other-than-temporary impairment charges. The Company has the ability and intent to hold its equity securities until recovery of unrealized losses.

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

In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination, which may not be currently available to management. Based on management’s comprehensive analysis of the loan portfolio, management believes the level of the allowance for loan losses as of March 31, 2017 was adequate.

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

Loan Portfolio Classification

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of March 31, 2017 and December 31, 2016 (in thousands):

As of March 31, 2017	Pass	Special Mention	Substandard	Doubtful	Total

Commercial, financial and agricultural	$39,305	$5,231	$984	$19	$45,539
Real estate - commercial	111,728	20,419	6,424	989	139,560
Real estate - construction	13,730	246	6,319	-	20,295
Real estate - mortgage	141,238	4,128	3,818	1,563	150,747
Obligations of states and political subdivisions	16,563	1,085	-	-	17,648
Personal	9,857	47	9	-	9,913
Total	$332,421	$31,156	$17,554	$2,571	$383,702

As of December 31, 2016	Pass	Special Mention	Substandard	Doubtful	Total

Commercial, financial and agricultural	$34,510	$5,104	$1,213	$-	$40,827
Real estate - commercial	100,153	15,843	6,726	989	123,711
Real estate - construction	24,702	4,044	6,460	-	35,206
Real estate - mortgage	144,353	4,426	4,496	1,630	154,905
Obligations of states and political subdivisions	12,431	1,185	-	-	13,616
Personal	9,970	52	10	-	10,032
Total	$326,119	$30,654	$18,905	$2,619	$378,297

The Company has certain loans in its portfolio that are considered to be impaired. It is the policy of the Company to recognize income on impaired loans that have been transferred to nonaccrual status on a cash basis, only to the extent that it exceeds principal balance recovery. Until an impaired loan is placed on nonaccrual status, income is recognized on the accrual basis. Collateral analysis is performed on each impaired loan at least quarterly, and results are used to determine if a specific reserve is necessary to adjust the carrying value of each individual loan down to the estimated fair value. Generally, specific reserves are carried against impaired loans based upon estimated collateral value until a confirming loss event occurs or until termination of the credit is scheduled through liquidation of the collateral or foreclosure. Charge off will occur when a confirmed loss is identified. Professional appraisals of collateral, discounted for expected selling costs, appraisal age, economic conditions and other known factors are used to determine the charge-off amount. The following tables summarize information regarding impaired loans by portfolio class as of March 31, 2017 and December 31, 2016 (in thousands):

	As of March 31, 2017			As of December 31, 2016
Impaired loans	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial, financial and agricultural	$426	$430	$-	$436	$439	$-
Real estate - commercial	4,810	5,550	-	5,499	6,475	-
Acquired with credit deterioration	215	263	-	641	730	-
Real estate - construction	2,455	2,455	-	2,455	2,455	-
Real estate - mortgage	2,845	4,374	-	3,345	5,020	-
Acquired with credit deterioration	367	396	-	415	440	-
With an allowance recorded:
Commercial financial and agricultural	$19	$19	$11	$-	$-	$-
Real estate - commercial	919	1,145	30	-	-	-
Real estate - mortgage	676	676	66	712	712	56
Total:
Commercial, financial and agricultural	$445	$449	$11	$436	$439	$-
Real estate - commercial	5,729	6,695	30	5,499	6,475	-
Acquired with credit deterioration	215	263	-	641	730	-
Real estate - construction	2,455	2,455	-	2,455	2,455	-
Real estate - mortgage	3,521	5,050	66	4,057	5,732	56
Acquired with credit deterioration	367	396	-	415	440	-
	$12,732	$15,308	$107	$13,503	$16,271	$56

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
Impaired loans	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income
With no related allowance recorded:
Commercial, financial and agricultural	$431	$7	$-	$247	$-	$-
Real estate - commercial	5,155	75	-	1,834	9	-
Acquired with credit deterioration	428	-		827	-	-
Real estate - construction	2,455	34	-	-	-	-
Real estate - mortgage	3,095	5	7	2,420	4	6
Acquired with credit deterioration	391	-	-	627	-	-
With an allowance recorded:
Commercial financial and agricultural	$10	$-	$-	$-	$-	$-
Real estate - commercial	460	-	-	-	-	-
Real estate - mortgage	694	-	-	165	-	-
Total:
Commercial, financial and agricultural	$441	$7	$-	$247	$-	$-
Real estate - commercial	5,615	75	-	1,834	9	-
Acquired with credit deterioration	428	-	-	827	-	-
Real estate - construction	2,455	34	-	-	-	-
Real estate - mortgage	3,789	5	7	2,585	4	6
Acquired with credit deterioration	391	-	-	627	-	-
	$13,119	$121	$7	$6,120	$13	$6

The following table presents nonaccrual loans by classes of the loan portfolio as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Nonaccrual loans:
Real estate - commercial	$1,013	$1,016
Real estate - mortgage	3,187	3,717
Personal	2	-
Total	$4,202	$4,733

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of March 31, 2017 and December 31, 2016 (in thousands):

As of March 31, 2017	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans Past Due greater than 90 Days and Accruing

Commercial, financial and agricultural	$-	38	-	$38	$45,501	$45,539	$-
Real estate - commercial							-
Real estate - commercial	706	-	-	706	138,639	139,345	-
Acquired with credit deterioration	182	-	33	215	-	215	33
Real estate - construction	515	66	-	581	19,714	20,295	-
Real estate - mortgage							-
Real estate - mortgage	734	96	-	830	149,550	150,380	-
Acquired with credit deterioration	-	-	137	137	230	367	137
Obligations of states and political subdivisions	-	-	-	-	17,648	17,648	-
Personal	44	11	-	55	9,858	9,913	-
Total	$2,181	$211	$170	$2,562	$381,140	$383,702	$170

As of December 31, 2016	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans Past Due greater than 90 Days and Accruing

Commercial, financial and agricultural	$15	-	6	$21	$40,806	$40,827	$6
Real estate - commercial
Real estate - commercial	55	-	-	55	123,015	123,070	-
Acquired with credit deterioration	-	-	452	452	189	641	452
Real estate - construction	6	-	508	514	34,692	35,206	508
Real estate - mortgage
Real estate - mortgage	1,097	57	40	1,194	153,296	154,490	40
Acquired with credit deterioration	-	-	138	138	277	415	138
Obligations of states and political subdivisions	-	-	-	-	13,616	13,616	-
Personal	25	3	-	28	10,004	10,032	-
Total	$1,198	$60	$1,144	$2,402	$375,895	$378,297	$1,144

The following table summarizes information regarding troubled debt restructurings by loan portfolio class at March 31, 2017 and December 31, 2016, in thousands of dollars.

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment
As of March 31, 2017
Accruing troubled debt restructurings:
Real estate - mortgage	7	$369	$397	$334
Commercial, financial, agricultural	1	19	20	19

Non-accruing troubled debt restructurings:
Real estate - mortgage	1	25	25	22
	9	$413	$442	$375
As of December 31, 2016
Accruing troubled debt restructurings:
Real estate - mortgage	7	$369	$397	$340

Non-accruing troubled debt restructurings:
Real estate - mortgage	1	25	25	23
	8	$394	$422	$363

The Company’s troubled debt restructurings are also impaired loans, which may result in a specific allocation and subsequent charge-off if appropriate. As of March 31, 2017, there were specific reserves carried for one troubled debt restructured loan, in the amount of $11,000. There were no defaults of troubled debt restructurings that took place during the three months ended March 31, 2017 or 2016 within 12 months of restructure. On December 31, 2016, there were no specific reserves carried for troubled debt restructured loans and no charge-offs relating to the troubled debt restructurings. The amended terms of the restructured loans vary, whereby interest rates have been reduced, principal payments have been reduced or deferred for a period of time and/or maturity dates have been extended.

There was one loan whose terms have been modified resulting in troubled debt restructurings during the three months ended March 31, 2017. There were no such restructurings during the three months ended March 31, 2016.

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment
Three months ended March 31, 2017
Accruing troubled debt restructurings:
Commercial, financial, agricultural	1	$19	$20	$19
	1	$19	$20	$19

Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process at March 31, 2017 and December 31, 2016 totaled $561,000 and $1,778,000, respectively.

The following tables summarize the activity in the allowance for loan losses and related investments in loans receivable (in thousands):

As of, and for the periods ended, March 31, 2017

	Commercial, financial and agricultural	Real estate - commercial	Real estate - construction	Real estate - mortgage	Obligations of states and political subdivisions	Personal	Total
Allowance for loan losses:
Beginning balance, January 1, 2017	$318	$948	$231	$1,143	$-	$83	$2,723
Charge-offs	-	-	-	(64)	-	(6)	(70)
Recoveries	-	-	-	44	-	3	47
Provisions	50	120	(105)	37	-	3	105
Ending balance, March 31, 2017	$368	$1,068	$126	$1,160	$-	$83	$2,805

	Commercial, financial and agricultural	Real estate - commercial	Real estate - construction	Real estate - mortgage	Obligations of states and political subdivisions	Personal	Total
Allowance for loan losses:
Ending balance	$368	$1,068	$126	$1,160	$-	$83	$2,805
evaluated for impairment
individually	$11	$30	$-	$66	$-	$-	$107
collectively	$357	$1,038	$126	$1,094	$-	$83	$2,698

Loans:
Ending balance	$45,539	$139,560	$20,295	$150,747	$17,648	$9,913	$383,702
evaluated for impairment
individually	$445	$5,729	$2,455	$3,521	$-	$-	$12,150
collectively	$45,094	$133,616	$17,840	$146,859	$17,648	$9,913	$370,970
Ending balance: loans acquired with deteriorated credit quality	-	215	-	367		-	582

As of, and for the periods ended, March 31, 2016

	Commercial, financial and agricultural	Real estate - commercial	Real estate - construction	Real estate - mortgage	Obligations of states and political subdivisions	Personal	Total
Allowance for loan losses:
Beginning balance, January 1, 2016	$264	$836	$191	$1,140	$-	$47	$2,478
Charge-offs	-	(32)	-	(18)	-	(4)	(54)
Recoveries	-	-	-	1	-	8	9
Provisions	27	17	7	61	-	9	121
Ending balance, March 31, 2016	$291	$821	$198	$1,184	$-	$60	$2,554

	Commercial, financial and agricultural	Real estate - commercial	Real estate - construction	Real estate - mortgage	Obligations of states and political subdivisions	Personal	Total
Allowance for loan losses:
Ending balance	$291	$821	$198	$1,184	$-	$60	$2,554
evaluated for impairment
individually	$-	$-	$-	$60	$-	$-	$60
collectively	$291	$821	$198	$1,124	$-	$60	$2,494

Loans:
Ending balance	$36,387	$125,123	$27,483	$160,993	$20,771	$7,749	$378,506
evaluated for impairment
individually	$19	$1,816	$-	$2,533	$-	$-	$4,368
collectively	$36,368	$122,488	$27,483	$157,837	$20,771	$7,749	$372,696
acquired with credit deterioration	-	819	-	623	-	-	1,442

As of December 31, 2016

	Commercial, financial and agricultural	Real estate - commercial	Real estate - construction	Real estate - mortgage	Obligations of states and political subdivisions	Personal	Total
Allowance for loan losses:
Beginning Balance, January 1, 2016	$264	$836	$191	$1,140	$-	$47	$2,478
Charge-offs	(4)	(146)	-	(103)	-	(26)	(279)
Recoveries	-	24	-	15	-	19	58
Provisions	58	234	40	91	-	43	466
Ending balance, December 31, 2016	$318	$948	$231	$1,143	$-	$83	$2,723

As of December 31, 2016	Commercial, financial and agricultural	Real estate - commercial	Real estate - construction	Real estate - mortgage	Obligations of states and political subdivisions	Personal	Total
Allowance for loan losses:
Ending balance	$318	$948	$231	$1,143	$-	$83	$2,723
evaluated for impairment
individually	$-	$-	$-	$56	$-	$-	$56
collectively	$318	$948	$231	$1,087	$-	$83	$2,667

Loans:
Ending balance	$40,827	$123,711	$35,206	$154,905	$13,616	$10,032	$378,297
evaluated for impairment
individually	$436	$5,499	$2,455	$4,057	$-	$-	$12,447
collectively	$40,391	$117,571	$32,751	$150,433	$13,616	$10,032	$364,794
Ending balance: loans acquired with deteriorated credit quality	$-	641	$-	$415	$	$-	$1,056

8. Goodwill and other intangible assets

Branch Acquisition

On September 8, 2006, the Company acquired a branch office in Richfield, PA. Goodwill at March 31, 2017 and December 31, 2016 was $2,046,000. Core deposit intangible of $431,000 was fully amortized as of December 31, 2016, and was $18,000, net of amortization of $420,000, at March 31, 2016. The core deposit intangible was amortized over a ten-year period on a straight line basis. Goodwill is not amortized, but is measured annually for impairment or more frequently if certain events occur which might indicate goodwill has been impaired. Core deposit amortization expense was $11,000 in the three months ending March 31, 2016. There was no impairment of goodwill during the three month periods ended March 31, 2017 or 2016.

FNBPA Acquisition

On November 30, 2015, the Company acquired FNBPA Bancorp, Inc. (“FNBPA”) and as a result, carries goodwill of $3,402,000 relating to the acquisition. Core deposit intangible in the amount of $303,000 was recorded and is being amortized over a ten-year period using a sum of the year’s digits basis. Other intangible assets were identified and recorded as of November 30, 2015, in the amount of $40,000 and are being amortized on a straight-line basis over two years, through November 30, 2017.

Amortization expense recognized in the three months ended March 31, 2017 and 2016 was $17,000 and $20,000, respectively for intangibles related to the FNBPA acquisition.

	FNBPA	FNBPA	Branch
	Acquisition	Acquisition	Acquisition
	Core	Other	Core
	Deposit	Intangible	Deposit
	Intangible	Assets	Intangible
Beginning Balance at Acquisition Date	$303	$40	$431
Amortization expense recorded prior to January 1, 2016	4	2	402
Amortization expense recorded in the twelve months ended December 31, 2016	55	20	29
Unamortized balance as of December 31, 2016	244	18	$-
Amortization expense recorded in the three months ended March 31, 2017	12	5
Unamortized balance as of March 31, 2017	$232	$13

Scheduled remaining amortization expense for years ended:
December 31, 2017	$37	$13
December 31, 2018	44	-
December 31, 2019	38	-
December 31, 2020	33	-
December 31, 2021	27	-
After December 31, 2021	53	-

9. Investment in Unconsolidated Subsidiary

The Company owns 39.16% of the outstanding common stock of Liverpool Community Bank (LCB), Liverpool, PA. This investment is accounted for under the equity method of accounting and is being carried at $4,734,000 as of March 31, 2017. The Company increases its investment in LCB for its share of earnings and decreases its investment by any dividends received from LCB. The investment is evaluated quarterly for impairment. A loss in value of the investment which is determined to be other than a temporary decline would be recognized as a loss in the period in which such determination is made. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of LCB to sustain an earnings capacity that would justify the current carrying value of the investment. There was no impairment of goodwill relating to LCB during the three month periods ended March 31, 2017 or 2016.

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

Securities Available for Sale. Debt securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurement from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. Equity securities classified as available for sale are reported at fair value using Level 1and Level 2 inputs.

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

The following table summarizes financial assets and financial liabilities measured at fair value as of March 31, 2017 and December 31, 2016, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands). There were no transfers of assets between fair value Level 1 and Level 2 during the three months ended March 31, 2017 or 2016.

		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	March 31,	for Identical	Observable	Unobservable
	2017	Assets	Inputs	Inputs
Measured at fair value on a recurring basis:
Debt securities available-for-sale:
Obligations of U.S. Government agencies and corporations	$35,877	$-	$35,877	$-
Obligations of state and political subdivisions	26,785	-	26,785	-
Mortgage-backed securities	92,921	-	92,921	-
Equity securities available-for-sale	1,248	1,068	180	-

Measured at fair value on a non-recurring basis:
Impaired loans	2,669	-	-	2,669
Other real estate owned	121	-	-	121
Mortgage servicing rights	206	-	-	206

		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	December 31,	for Identical	Observable	Unobservable
	2016	Assets	Inputs	Inputs
Measured at fair value on a recurring basis:
Debt securities available-for-sale:
Obligations of U.S. Government agencies and corporations	$35,799	$-	$35,799	$-
Obligations of state and political subdivisions	26,659	-	26,659	-
Mortgage-backed securities	85,702	-	85,702	-
Equity securities available-for-sale	2,328	2,148	180	-

Measured at fair value on a non-recurring basis:
Impaired loans	2,563	-	-	2,563
Other real estate owned	358	-	-	358
Mortgage servicing rights	205	-	-	205

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs have been used to determine fair value:

March 31, 2017	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average

Impaired loans	$2,669	Appraisal of collateral (1)	Appraisal and liquidation adjustments (2)	7% - 42%	9.1%
Other real estate owned	121	Appraisal of collateral (1)	Appraisal and liquidation adjustments (2)	23 - 72%	42%
Mortgage servicing rights	206	Multiple of annual servicing fee	Estimated pre-payment speed, based on rate and term	300% - 400%	369%

December 31, 2016	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average

Impaired loans	$2,563	Appraisal of collateral (1)	Appraisal and liquidation adjustments (2)	7% - 58%	8.9%
Other real estate owned	358	Appraisal of collateral (1)	Appraisal and liquidation adjustments (2)	30 - 72%	46%
Mortgage servicing rights	205	Multiple of annual servicing fee	Estimated pre-payment speed, based on rate and term	300% - 400%	368%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral that generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted downward by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, the fair value estimates reported herein are not necessarily indicative of the amounts the Company could have realized in sales transactions on the dates indicated. The estimated fair value amounts have been measured as of their respective year ends and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different from the amounts reported at each quarter end.

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

Long-term debt and other interest bearing liabilities – The fair value is estimated using discounted cash flow analysis, based on incremental borrowing rates for similar types of arrangements.

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

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

Financial Instruments

(in thousands)

	March 31, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and due from banks	$8,762	$8,762	$9,464	$9,464
Interest bearing deposits with banks	31	31	95	95
Interest bearing time deposits with banks	350	350	350	350
Securities	156,831	156,831	150,488	150,488
Restricted investment in FHLB stock	3,452	3,452	3,610	3,610
Loans held for sale	119	119	-	-
Loans, net of allowance for loan losses	380,897	371,297	375,574	366,660
Mortgage servicing rights	206	206	205	205
Accrued interest receivable	1,628	1,628	1,582	1,582

Financial liabilities:
Non-interest bearing deposits	110,342	110,342	104,006	104,006
Interest bearing deposits	360,720	360,302	351,816	354,628
Securities sold under agreements to repurchase	3,669	3,669	4,496	4,496
Short-term borrowings	25,000	25,000	27,700	27,700
Long-term debt	25,000	24,924	25,000	24,963
Other interest bearing liabilities	1,542	1,545	1,545	1,549
Accrued interest payable	219	219	268	268

Off-balance sheet financial instruments:
Commitments to extend credit	-	-	-	-
Letters of credit	-	-	-	-

The following presents the carrying amount, fair value and placement in the fair value hierarchy of the Company’s financial instruments not previously disclosed as of March 31, 2017 and December 31, 2016. This table excludes financial instruments for which the carrying amount approximates fair value (in thousands).

			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices in	Significant	Significant
			Active Markets	Other	Other
March 31, 2017	Carrying Amount	Fair Value	for Identical Assets or Liabilities	Observable Inputs	Unobservable Inputs
Financial instruments - Assets
Interest bearing time deposits with banks	$350	$350	$-	$350	$-
Loans held for sale	119	-	-	-	-
Loans, net of allowance for loan losses	380,897	371,297	-	-	371,297
Financial instruments - Liabilities
Interest bearing deposits	360,720	360,302	-	360,302	-
Long-term debt	25,000	24,924	-	24,924	-
Other interest bearing liabilities	1,542	1,545	-	1,545	-

			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices in	Significant	Significant
			Active Markets	Other	Other
	Carrying		for Identical	Observable	Unobservable
December 31, 2016	Amount	Fair Value	Assets or Liabilities	Inputs	Inputs
Financial instruments - Assets
Interest bearing time deposits with banks	$350	$350	$—	$350	$—
Loans, net of allowance for loan losses	375,574	366,660	—	—	366,660
Financial instruments - Liabilities
Interest bearing deposits	351,816	354,628	—	354,628	—
Long-term debt	25,000	24,963	—	24,963	—
Other interest bearing liabilities	1,545	1,549	—	1,549	—

11. Defined Benefit Retirement Plan

The Company sponsors a defined benefit retirement plan (The Juniata Valley Bank Retirement Plan (“JVB Plan”)) which covers substantially all of its employees employed prior to December 31, 2007. As of January 1, 2008, the JVB Plan was amended to close the plan to new entrants. All active participants as of December 31, 2007 became 100% vested in their accrued benefit and, as long as they remained eligible, continued to accrue benefits until December 31, 2012. The benefits are based on years of service and the employee’s compensation. Effective December 31, 2012, the JVB Plan was amended to cease future service accruals after that date (i.e., it was frozen).

As a result of the FNBPA acquisition, the Company assumed sponsorship of a second defined benefit retirement plan (Retirement Plan for the First National Bank of Port Allegany (“FNB Plan”)) as of November 30, 2015, which covers substantially all former FNBPA employees that were employed prior to September 30, 2008. The FNBPA Plan was amended as of December 31, 2015 to cease future service accruals to previously unfrozen participants and is now considered to be “frozen”. Effective December 31, 2016, the FNB Plan was merged into the JVB Plan, which was amended to provide the same benefits to the class of participants previously included in the FNB Plan.

The Company’s funding policy with respect to the JVB Plan is to contribute annually no more than the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide for benefits attributed to service through December 31, 2012. The Company has made no contributions in the first three months of 2017 and is not required to make a contribution in the remainder of 2017; however, it is considering doing so. Pension expense included the following components for the three month periods ended March 31, 2017 and 2016, with the 2016 year reclassified to include combined results for the JVB Plan and the former FNB Plan:

(Dollars in thousands)
	Three Months Ended
	March 31,
	2017	2016
Components of net periodic pension cost (income)
Interest cost	$161	$167
Expected return on plan assets	(201)	(199)
Recognized net actuarial loss	56	62
Net periodic pension cost (income)	$16	$30

Amortization of net actuarial loss recognized
in other comprehensive income	$(56)	$(62)

Total recognized in net periodic pension cost and other comprehensive income	$(40)	$(32)

12. Commitments, Contingent Liabilities and Guarantees

In the ordinary course of business, the Company makes commitments to extend credit to its customers through letters of credit, loan commitments and lines of credit. At March 31, 2017, the Company had $58,518,000 outstanding in loan commitments and other unused lines of credit extended to its customers as compared to $59,984,000 at December 31, 2016.

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its letters of credit. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, financial and performance letters of credit have expiration dates within one year of issuance, while commercial letters of credit have longer term commitments. The credit risk involved in issuing letters of credit is essentially the same as the risks that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. The Company had outstanding $2,418,000 and $2,300,000 of financial and performance letters of credit commitments as of March 31, 2017 and December 31, 2016, respectively. Commercial letters of credit as of March 31, 2017 and December 31, 2016 totaled $12,650,000. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The amount of the liability as of March 31, 2017 for payments under letters of credit issued was not material. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk.

Additionally, the Company has committed to fund and sell qualifying residential mortgage loans to the Federal Home Loan Bank of Pittsburgh in the total amount of $10,000,000. As of March 31, 2017, $8,867,000 remained to be delivered on that commitment, $359,000 of which has been committed to borrowers.

13. Subsequent Events

In April 2017, the Board of Directors declared a dividend of $0.22 per share to shareholders of record on May 15, 2017, payable on June 1, 2017.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements:

The information contained in this Quarterly Report on Form 10-Q contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder) including statements which are not historical facts or that address trends or management's intentions, plans, beliefs, expectations or opinions.  Such forward looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward looking statements including, without limitation:

•	the impact of adverse changes in the economy and real estate markets, including protracted periods of low-growth and sluggish loan demand;
•	the effect of market interest rates, particularly following a period of low market interest rates and current market uncertainties, and relative balances of rate-sensitive assets to rate-sensitive liabilities, on net interest margin and net interest income;
•	the effect of competition on rates of deposit and loan growth and net interest margin;
•	increases in non-performing assets, which may result in increases in the allowance for credit losses, loan charge-offs and elevated collection and carrying costs related to such non-performing assets;
•	other income growth, including the impact of regulatory changes which have reduced debit card interchange revenue;
•	investment securities gains and losses, including other than temporary declines in the value of securities which may result in charges to earnings;
•	the level of other expenses, including salaries and employee benefit expenses;
•	the increasing time and expense associated with regulatory compliance and risk management;
•	the uncertainty and lack of clear regulatory guidance associated with the delay in implementing many of the regulations mandated by the Dodd Frank Act;
•	capital and liquidity strategies, including the expected impact of the capital and liquidity requirements modified by the Basel III standards;
•	changes in the applicable federal income tax rate that could result in the reversal of net deferred tax assets and the reduction of current tax expense;
•	the Company’s failure to identify and to address cyber-security risks;
•	the Company’s ability to keep pace with technological changes;
•	the Company’s ability to attract and retain talented personnel;
•	the Company’s reliance on its subsidiary for substantially all of its revenues and its ability to pay dividends;
•	the effects of changes in relevant accounting principles and guidelines on the Company’s financial condition; and
•	failure of third party service providers to perform their contractual obligations.

The Company undertakes no obligation to publicly update or revise forward looking information, whether as a result of new or updated information, future events or otherwise.  For a more complete discussion of certain risks, uncertainties and other factors affecting the Company, refer to the Company’s Risk Factors, contained in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, a copy of which may be obtained from the Company upon request and without charge (except for the exhibits thereto), and Item 1A of Part II of this Quarterly Report on Form 10-Q,

Critical Accounting Policies:

Disclosure of the Company’s significant accounting policies is included in the notes to the consolidated financial statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Some of these policies require significant judgments, estimates, and assumptions to be made by management, most particularly in connection with determining the provision for loan losses and the appropriate level of the allowance for loan losses, as well as management’s evaluation of the investment portfolio for other-than-temporary impairment. There have been no changes in critical accounting policies since December 31, 2016.

General:

The following discussion relates to the consolidated financial condition of the Company as of March 31, 2017, as compared to December 31, 2016, and the consolidated results of operations for the three months ended March 31, 2017, compared to the same period in 2016. This discussion should be read in conjunction with the interim consolidated financial statements and related notes included herein.

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

Financial Condition:

Total assets as of March 31, 2017, were $592.1 million, an increase of 2.0% compared to December 31, 2016. Comparing the balances at March 31, 2017 and December 31, 2016, deposits increased by $15.2 million, with non-interest bearing deposits increasing by $6.3 million and interest-bearing deposits increasing by $8.9 million. The Company’s investment portfolio increased by $6.3 million and borrowings decreased by $3.5 million.

The table below shows changes in deposit volumes by type of deposit (in thousands of dollars) between December 31, 2016 and March 31, 2017.

	March 31,	December 31,	Change
	2017	2016	$	%
Deposits:
Demand, non-interest bearing	$110,342	$104,006	$6,336	6.1%
Interest bearing demand and money market	122,226	118,429	3,797	3.2
Savings	100,275	95,449	4,826	5.1
Time deposits, $250,000 and more	5,576	5,773	(197)	(3.4)
Other time deposits	132,643	132,165	478	0.4
Total deposits	$471,062	$455,822	$15,240	3.3%

Overall, loans increased $5.4 million, or 1.4%, between December 31, 2016 and March 31, 2017, as shown in the table below (in thousands of dollars), primarily due to increases in commercial and commercial real estate loans and loans to states and political subdivision, partially offset by reductions in residential real estate loans, construction loans and personal consumer loans.

	March 31,	December 31,	Change
	2017	2016	$	%
Loans:
Commercial, financial and agricultural	$45,539	$40,827	$4,712	11.5%
Real estate - commercial	139,560	123,711	15,849	12.8
Real estate - construction	20,295	35,206	(14,911)	(42.4)
Real estate - mortgage	150,747	154,905	(4,158)	(2.7)
Obligations of states and political subdivisions	17,648	13,616	4,032	29.6
Personal	9,913	10,032	(119)	(1.2)
Total loans	$383,702	$378,297	$5,405	1.4%

A summary of the activity in the allowance for loan losses for each of the three-month periods ended March 31, 2017 and 2016 (in thousands) is presented below.

	Periods Ended March 31,
	2017	2016
Balance of allowance - January 1	$2,723	$2,478
Loans charged off	(70)	(54)
Recoveries of loans previously charged off	47	9
Net charge-offs	(23)	(45)
Provision for loan losses	105	121
Balance of allowance - end of period	$2,805	$2,554

Ratio of net charge-offs during period to
average loans outstanding	0.01%	0.01%

As of March 31, 2017, 40 loans (exclusive of loans acquired from FNBPA with existing credit deterioration), with aggregate outstanding balances of $12,150,000 were individually evaluated for impairment. A collateral analysis was performed on each of these 40 loans in order to establish a portion of the reserve needed to carry impaired loans at fair value. As a result, three loans were determined to have insufficient collateral, and specific reserves, totaling $107,000, were established for the impaired loans.

Management believes that the specific reserves carried are adequate to cover potential future losses related to these relationships. There are no other material loans classified as loss, doubtful, substandard, or special mention which management expects to significantly impact future operating results, liquidity or capital resources.

Following is a summary of the Bank’s non-performing loans on March 31, 2017 as compared to December 31, 2016.

(Dollar amounts in thousands)

	As of and for the	As of and for the
	three months ended	year ended
	March 31, 2017	December 31, 2016
Non-performing loans
Non-accrual loans	$4,180	$4,733
Accruing loans past due 90 days or more, exclusive of loans acquired with credit deterioration	-	554
Restructured loans in default non-accruing	22	25
Total	$4,202	$5,312

Average loans outstanding	$381,719	$379,177

Ratio of non-performing loans to average loans outstanding	1.10%	1.40%

Stockholders’ equity increased from December 31, 2016 to March 31, 2017 by $355,000, or 0.6%. The Company’s net income exceeded dividends paid by $412,000. The adjustment to accumulated other comprehensive loss to record the amortization of the net actuarial loss of the Company’s defined benefit retirement plan increased the Company’s equity by $37,000. The change in market value of securities available for sale decreased shareholders’ equity by $154,000 when comparing March 31, 2017 to December 31, 2016. Stock based compensation expense recorded pursuant to the Company’s Stock Option Plan added $21,000 to stockholders’ equity during the three month period, and payments for exercised stock options added $39,000.

Subsequent to March 31, 2017, the following events took place:

On April 18, 2017, the Board of Directors declared a cash dividend of $0.22 per share to shareholders of record on May 15, 2017, payable on June 1, 2017.

Comparison of the Three Months Ended March 31, 2017

Operations Overview:

Net income for the first quarter of 2017 was $1,459,000, an increase of $167,000, or 12.9%, when compared to the first quarter of 2016. The increase was due primarily to recorded gains on sales of securities and loans. Basic and diluted earnings per share were $0.31 in the first quarter of 2017 compared to $0.27 in the first quarter of 2016. Presented below are selected key ratios for the two periods:

	Three Months Ended
	March 31
	2017	2016
Return on average assets (annualized)	1.00%	0.88%
Return on average equity (annualized)	9.83%	8.50%
Average equity to average assets	10.13%	10.39%

Non-interest income, excluding securities gains, as a percentage of average assets (annualized)	0.76%	0.81%

Non-interest expense as a percentage of average assets (annualized)	2.91%	2.83%

The discussion that follows further explains changes in the components of net income when comparing the first quarter of 2017 with the first quarter of 2016.

Net Interest Income:

Net interest income was $4,547,000 for the first quarter of 2017, as compared to $4,629,000 in the same quarter in 2016. Overall, average earning assets increased by 0.4%, while the net interest margin, on a fully tax equivalent basis, was 7 basis points lower.

Average loan balances decreased by $700,000, or 0.2%, and interest on loans was $71,000 less in the first quarter of 2017 as compared to the same period in 2016. The decrease in average loans outstanding reduced interest income by $12,000 and a decrease of 6 basis points in the weighted average yield reduced interest income by approximately $50,000. The difference in the number of days in the comparative quarters resulted in a further reduction of interest income by $9,000.

Interest earned on investment securities increased $54,000 in the first quarter of 2017 as compared to the first quarter of 2016. Yield increases added $35,000, while average balance increases added $19,000 to interest income. The overall pre-tax yield on the investment securities portfolio increased during the period by 7 basis points, with the average balance increasing by $4.8 million.

Total average earning assets during the first quarter of 2017 were $539.2 million, compared to $536.8 million during the first quarter of 2016, yielding 3.85% and 3.87%, respectively, in the 2017 and 2016 periods. Average interest-bearing liabilities increased by $3.0 million, while average non-interest bearing deposits remained at approximately the same level. The cost to fund interest earning assets increased by 5 basis points, to 0.47%, in the first quarter of 2017 compared to the first quarter of 2016.

Net interest margin on a fully tax-equivalent basis for the first quarter of 2017 was 3.51%. For the same period in 2016, the fully-tax equivalent net interest margin was 3.58%.

AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

(Dollars in thousands)

	Three Months Ended			Three Months Ended
	March 31, 2017			March 31, 2016
	Average		Yield/	Average		Yield/	Increase (Decrease) Due To (6)
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate	Calendar	Volume	Rate	Total
ASSETS
Interest earning assets:
Taxable loans (5)	$348,829	$4,131	4.80%	$347,852	$4,205	4.84%	$(6)	$(1)	$(67)	$(74)
Tax-exempt loans	32,890	239	2.95	34,526	236	2.74	(3)	(11)	17	3
Total loans	381,719	4,370	4.59	382,378	4,441	4.65	(9)	(12)	(50)	(71)
									-	-
Taxable investment securities	131,346	683	2.08	125,999	631	2.00	-	21	31	52
Tax-exempt investment securities	25,468	114	1.79	26,002	112	1.72	-	(2)	4	2
Total investment securities	156,814	797	2.03	152,001	743	1.96	-	19	35	54
									-	-
Interest bearing deposits	634	7	4.35	562	1	0.79	-	-	6	6
Federal funds sold	-	-		1,857	2	0.43	-	(1)	(1)	(2)
Total interest earning assets	539,167	5,174	3.85	536,798	5,187	3.87	(9)	6	(10)	(13)

Other assets (7)	47,089			47,956
Total assets	$586,256			$584,754

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:

Interest bearing demand deposits (2)	$118,402	67	0.24	$117,114	56	0.19	(1)	1	11	11
Savings deposits	97,894	24	0.10	96,697	29	0.12	-	-	(5)	(5)
Time deposits	137,698	378	1.11	140,746	355	1.01	(4)	1	26	23
Other, including short-term borrowings, long-term debt and other interest bearing liabilities	60,493	158	1.06	56,929	118	0.83	-	8	32	40
Total interest bearing liabilities	414,487	627	0.61	411,486	558	0.55	(5)	10	64	69

Non-interest bearing liabilities:
Demand deposits	106,051			106,130
Other	6,354			6,369
Stockholders' equity	59,364			60,769
Total liabilities and stockholders' equity	$586,256			$584,754

Net interest income and net interest rate spread		$4,547	3.24%		$4,629	3.32%	$(4)	$(4)	$(74)	$(82)
Net interest margin on interest earning assets (3)			3.38%			3.45%
Net interest income and net interest margin-Tax equivalent basis (4)		$4,729	3.51%		$4,808	3.58%

Notes:

1)	Average balances were calculated using a daily average.
2)	Includes interest-bearing demand and money market accounts.
3)	Net margin on interest earning assets is net interest income divided by average interest earning assets.
4)	Interest on obligations of states and municipalities is not subject to federal income tax. In order to make the net yield comparable on a fully taxable basis, a tax equivalent adjustment is applied against the tax-exempt income utilizing a federal tax rate of 34%.
5)	Non-accruing loans are included in the above table until they are charged off.
6)	The change in interest due to rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
(7)	Includes gross unrealized gains (losses) on securities available for sale.

Provision for Loan Losses:

In the first quarter of 2017, the provision for loan losses was $105,000, as compared to a provision of $121,000 in the first quarter of 2016. Management regularly reviews the adequacy of the loan loss reserve and makes assessments as to specific loan impairment, historical charge-off expectations, general economic conditions in the Bank’s market area, specific loan quality and other factors. Factors affecting the provision for loan losses were the increased loan balances considered in the analysis and credit concentrations. See the earlier discussion in the Financial Condition section, explaining the information used to determine the provision.

Non-interest Income:

Non-interest income in the first quarter of 2017 was $1,616,000, compared to $1,179,000 in the first quarter of 2016, representing an increase of $437,000, or 37.1%.

Most significantly impacting the comparative first quarter periods were $504,000 of gains on the sales and calls of investment securities in the first quarter of 2017 and a $113,000 gain from the sale of loans recorded in the first quarter of 2016. Excluding those two items, the comparative non-interest income in the first quarters of 2017 and 2016 were $1,112,000 and $1,066,000, respectively, reflecting a 4.5% increase in the 2017 period.

Increases in customer service fees and debit card income of 11.9% and 11.1%, respectively, during the 2017 period were primarily due to increased activity volumes. Commissions from the sales of non-deposit products decreased in the first quarter of 2017 by $23,000, or 32.9%, as sales production decreased. Fees derived from loan activity decreased by $8,000, or 15.1%, due primarily to less title insurance activity.

The Company originates mortgages to sell on the secondary market, while retaining the servicing rights; the Company has built a servicing portfolio of approximately $21.6 million as of March 31, 2017. The mortgage servicing right asset, as of March 31, 2017, was $206,000. Mortgage banking income is made up of origination and servicing fees collected from the buyer, origination points collected from the borrower and an adjustment to the fair value of the mortgage servicing rights asset. In the first quarter of 2017, mortgage banking income was $33,000, a decrease of $2,000, or 5.7%, from the first quarter of 2016, due to lower activity.

Less significant changes in non-interest income categories included slight changes in earnings on bank-owned life insurance, trust fees, income from unconsolidated subsidiary and other miscellaneous income.

As a percentage of average assets, annualized non-interest income, exclusive of net gains on the sale of securities, was 0.76% in the first quarter of 2017 as compared to 0.81% in the first quarter of 2016. Excluding the gain from the sale of loans mentioned above, the ratio in the first quarter of 2016 would have been 0.73%.

Non-interest Expense:

Total non-interest expense for the first quarter of 2017 was $129,000, or 3.1%, higher as compared to the first quarter of 2016. Expenses of $58,000, related to the residual integration costs following the acquisition of FNBPA in November of 2015, were recorded in the first quarter of 2016, with no such expenses in the 2017 period. Excluding these merger and acquisition expenses from the comparative quarters, non-interest expense for the first quarter of 2017 was $187,000, or 4.6% higher than the first quarter of 2016. Employee compensation expense increased by $76,000, and employee benefits costs increased by $50,000, representing increases of 4.6% and 8.3%, respectively. Data processing expense and professional fees decreased 7.7% and 6.1%, respectively, in the first quarter of 2017 versus the first quarter of 2016. Pennsylvania shares tax liability was primarily the cause of a $40,000, or 42.6% increase in taxes, other than income tax. Other non-interest expense was $79,000, or 22.4%, higher in the first quarter of 2017 compared to the first quarter of 2016, mostly attributable to costs incurred in foreclosure processes.

As a percentage of average assets, annualized non-interest expense was 2.91% in the first quarter of 2017 compared to 2.83% in the first quarter of 2016. Excluding merger and acquisition expenses, annualized non-interest expense as a percentage of average assets was 2.79% in the first quarter of 2016.

Provision for income taxes:

Income tax expense in the first quarter of 2017 was $330,000 as compared to the $255,000 recorded in the first quarter of 2016. The Company qualifies for a federal tax credit for a low-income housing project investment, and the tax provisions for each period reflect the application of the tax credit. For the first quarter of 2017, the tax credit lowered the effective tax rate from 26.4% to 18.4%. In the first quarter of 2016, the tax credit lowered the effective tax rate from 25.7% to 16.5%.

Liquidity:

The objective of liquidity management is to ensure that sufficient funding is available, at a reasonable cost, to meet the ongoing operational cash needs of the Company and to take advantage of income producing opportunities as they arise. While the desired level of liquidity will vary depending upon a variety of factors, it is the primary goal of the Company to maintain a high level of liquidity in all economic environments. Principal sources of asset liquidity are provided by loans and securities maturing in one year or less, and other short-term investments, such as federal funds sold and cash and due from banks. Liability liquidity, which is more difficult to measure, can be met by attracting deposits and maintaining the core deposit base. The Company is a member of the Federal Home Loan Bank of Pittsburgh for the purpose of providing short-term liquidity when other sources are unable to fill these needs. During the first three months of 2017, overnight borrowings from the Federal Home Loan Bank averaged $29,500,000. As of March 31, 2017, the Company had short term borrowings and long-term debt with the Federal Home Loan Bank of $25,000,000 and $25,000,000, respectively, and had remaining unused borrowing capacity with the Federal Home Loan Bank of $114.8 million.

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

Off-Balance Sheet Arrangements:

The Company’s consolidated financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk, credit risk, and interest rate risk. These commitments consist mainly of loans approved but not yet funded, unused lines of credit and outstanding letters of credit. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, financial and performance letters of credit have expiration dates within one year of issuance, while commercial letters of credit have longer term commitments. The credit risk involved in issuing letters of credit is essentially the same as the risks that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. The Company had $2,418,000 and $2,300,000 of financial and performance letters of credit commitments outstanding as of March 31, 2017 and December 31, 2016, respectively. Commercial letters of credit as of March 31, 2017 and December 31, 2016 totaled $12,650,000. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of March 31, 2017 for payments under letters of credit issued was not material. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk.

Additionally, the Company has committed to fund and sell qualifying residential mortgage loans to the Federal Home Loan Bank of Pittsburgh in the total amount of $10,000,000. As of March 31, 2017, $8,867,000 remained to be delivered on that commitment, $359,000 of which has been committed to borrowers.

The Company is expected to act as a source of financial strength to its unconsolidated subsidiary (LCB). The Company believes that commitment is not reasonably likely to have a material effect on its liquidity or the availability of capital resources.

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

At March 31, 2017, the Bank exceeded the regulatory requirements to be considered a "well capitalized" financial institution under the new rules. The Bank’s CET1 and Tier 1 Capital ratio was 12.59%, its Total Capital ratio was 13.34% and its Tier 1 leverage was 8.41%. On a consolidated basis, the Company’s CET1 and Tier 1 Capital ratio was 14.33%, and Total Capital ratio and Tier 1 leverage ratio was 15.08% and 9.60%, respectively

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

There can be volatility in the values of financial institution stocks, but the primary objective of the portfolio is to achieve value appreciation in the long term while earning consistently attractive after-tax yields from dividends. The carrying value of the financial institutions stocks accounted for 0.2% of the Company’s total assets as of March 31, 2017. Management performs an impairment analysis on the entire investment portfolio, including the financial institutions stocks, on a quarterly basis. For the three months ended March 31, 2017, no “other-than-temporary” impairment was identified. There is no assurance that declines in market values of the common stock portfolio in the future will not result in “other-than-temporary” impairment charges, depending upon facts and circumstances present.

The equity investments in the Company’s portfolio had a cost basis of approximately $997,000 and a fair value of $1,248,000 at March 31, 2017. Net unrealized gains in this portfolio were approximately $251,000 at March 31, 2017.

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

The primary objective of the Company’s asset-liability management process is to maximize current and future net interest income within acceptable levels of interest rate risk while satisfying liquidity and capital requirements. Management recognizes that a certain amount of interest rate risk is inherent, appropriate and necessary to ensure profitability. A simulation analysis is used to assess earnings and capital at risk from movements in interest rates. The model considers three major factors: (1) volume differences; (2) repricing differences; and (3) timing in its income simulation. As of the most recent model run, data was disseminated into appropriate repricing buckets, based upon the static position at that time. The interest-earning assets and interest-bearing liabilities were assigned a multiplier to simulate how much that particular balance sheet item would re-price when interest rates change. Finally, the estimated timing effect of rate changes is applied, and the net interest income effect is determined on a static basis (as if no other factors were present). As the table below indicates, based upon rate shock simulations on a static basis, the Company’s balance sheet is relatively rate-neutral as rates decline. Over a one-year period, the net effect of an immediate 100, 200, 300 and 400 basis point rate increase would change net interest income by $411,000, $503,000, $140,000 and $(739,000), respectively. As the table below indicates, the net effect of interest rate risk on net interest income is positive in a rising rate environment through a 300 basis point increase. The Company’s rate risk policies provide for maximum limits on net interest income that can be at risk for 100 through 400 basis point changes in interest rates.

Effect of Interest Rate Risk on Net Interest Income

(Dollars in thousands)

Change in Interest Rates (Basis Points)	Total Change in Net Interest Income

400	$(739)
300	140
200	503
100	411
0	-
(100)	131
(200)	144
(300)	(206)
(400)	(597)

The net interest income at risk position remained within the guidelines established by the Company’s asset/liability policy.

No material change has been noted in the Bank’s equity value at risk. Please refer to the Annual Report on Form 10-K as of December 31, 2016 for further discussion of this topic.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2017, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined by the Securities Exchange Act of 1934 (“Exchange Act”), Rule 13a-15(e). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2017, that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting.

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

There have been no material changes to the risk factors that were disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company has an active share repurchase program in place, to which there is no expiration date. As of May 9, 2017, the number of shares that may yet be purchased under the program was 178,279. As shown below, there were no transactions pursuant to the repurchase program in the three month period ended March 31, 2017.

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number	Average	Part of Publicly	Shares that May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	per Share	Programs	Plans or Programs (1)

January 1-31, 2017	-	$-	-	178,279
February 1-28, 2017	-	-	-	178,279
March 1-31, 2017	-	-	-	178,279

Totals	-		-	178,279

No repurchase plan or program expired during the quarter. The Company has no stock repurchase plan or program that it has determined to terminate prior to expiration or under which it does not intend to make further purchases.

Certain regulatory restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. At March 31, 2017, $33,401,000 of undistributed earnings of the Bank, included in the consolidated stockholders’ equity, was available for distribution to the Company as dividends without prior regulatory approval, subject to regulatory capital requirements.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4.	MINE SAFETY DISCLOSURES

Not applicable

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS

3.1	-	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3 (I) to the Company’s Form 8-K Current Report filed with the SEC on November 12, 2015)

3.2	-	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s report on Form 8-K filed with the SEC on December 21, 2007)

3.3	-	Bylaw Amendment – (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 28, 2012)

31.1	-	Rule 13a – 14(a)/15d – 14(a) Certification of President and Chief Executive Officer

31.2	-	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Financial Officer

32.1	-	Section 1350 Certification of President and Chief Executive Officer

32.2	-	Section 1350 Certification of Chief Financial Officer

101.LAB	-	XBRL Taxonomy Extension Label Linkbase

101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase

101.INS	-	XBRL Instance Document

101.SCH	-	XBRL Taxonomy Extension Schema

101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	-	XBRL Taxonomy Extension Definition Linkbase

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Juniata Valley Financial Corp.
(Registrant)

Date	05-10-2017	By	/s/ Marcie A. Barber
Marcie A. Barber, President and Chief Executive Officer (Principal Executive Officer)

Date	05-10-2017	By	/s/ JoAnn N. McMinn
JoAnn N. McMinn, Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)

