Form 10-Q
period 2017-06-30
JUNIATA VALLEY FINANCIAL CORP
filed 2017-08-09
CIK 714712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended June 30, 2017

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 9, 2017
Common Stock ($1.00 par value)	4,767,656 shares

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Financial Condition

(in thousands, except share data)

	(Unaudited)
	June 30,	December 31,
	2017	2016
ASSETS
Cash and due from banks	$13,493	$9,464
Interest bearing deposits with banks	96	95
Cash and cash equivalents	13,589	9,559

Interest bearing time deposits with banks	350	350
Securities available for sale	153,560	150,488
Restricted investment in Federal Home Loan Bank (FHLB) stock	3,350	3,610
Investment in unconsolidated subsidiary	4,787	4,703
Residential mortgage loans held for sale	118	-
Total loans	392,229	378,297
Less: Allowance for loan losses	(2,876)	(2,723)
Total loans, net of allowance for loan losses	389,353	375,574
Premises and equipment, net	6,806	6,857
Other real estate owned	658	638
Bank owned life insurance and annuities	14,795	14,631
Investment in low income housing partnership	5,164	3,812
Core deposit and other intangible	227	262
Goodwill	5,448	5,448
Mortgage servicing rights	209	205
Accrued interest receivable and other assets	3,886	4,217
Total assets	$602,300	$580,354

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing	$107,626	$104,006
Interest bearing	368,246	351,816
Total deposits	475,872	455,822

Securities sold under agreements to repurchase	4,597	4,496
Short-term borrowings	29,142	27,700
Long-term debt	25,000	25,000
Other interest bearing liabilities	1,564	1,545
Accrued interest payable and other liabilities	5,871	6,701
Total liabilities	542,046	521,264
Stockholders' Equity:
Preferred stock, no par value: Authorized - 500,000 shares, none issued
Common stock, par value $1.00 per share: Authorized 20,000,000 shares
Issued -
4,811,611 shares at June 30, 2017;
4,805,000 shares at December 31, 2016
Outstanding -
4,767,656 shares at June 30, 2017;
4,755,630 shares at December 31, 2016	4,811	4,805
Surplus	18,532	18,476
Retained earnings	40,601	39,945
Accumulated other comprehensive loss	(2,859)	(3,209)
Cost of common stock in Treasury:
43,955 shares at June 30, 2017;
49,370 shares at December 31, 2016	(831)	(927)
Total stockholders' equity	60,254	59,090
Total liabilities and stockholders' equity	$602,300	$580,354

See Notes to Consolidated Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Income

(in thousands, except share data)

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Interest income:
Loans, including fees	$4,514	$4,358	$8,884	$8,799
Taxable securities	716	610	1,399	1,241
Tax-exempt securities	114	102	228	214
Other interest income	4	7	11	10
Total interest income	5,348	5,077	10,522	10,264
Interest expense:
Deposits	525	450	994	889
Securities sold under agreements to repurchase	6	1	9	2
Short-term borrowings	70	2	132	44
Long-term debt	94	85	179	154
Other interest bearing liabilities	7	8	15	15
Total interest expense	702	546	1,329	1,104
Net interest income	4,646	4,531	9,193	9,160
Provision for loan losses	135	113	240	234
Net interest income after provision for loan losses	4,511	4,418	8,953	8,926
Non-interest income:
Customer service fees	441	421	874	808
Debit card fee income	280	262	550	505
Earnings on bank-owned life insurance and annuities	92	89	176	177
Trust fees	143	151	227	231
Commissions from sales of non-deposit products	50	68	97	138
Income from unconsolidated subsidiary	58	62	105	102
Fees derived from loan activity	59	64	104	117
Mortgage banking income	54	30	87	65
Gain on sales and calls of securities	4	128	508	128
Gain on sales of loans	-	-	-	113
Other non-interest income	75	70	144	140
Total non-interest income	1,256	1,345	2,872	2,524
Non-interest expense:
Employee compensation expense	1,758	1,755	3,497	3,418
Employee benefits	581	531	1,235	1,135
Occupancy	292	286	587	569
Equipment	174	167	329	332
Data processing expense	461	413	878	865
Director compensation	63	59	123	117
Professional fees	141	124	283	275
Taxes, other than income	108	118	242	212
FDIC Insurance premiums	76	94	167	199
(Gain) loss on sales of other real estate owned	(58)	3	(45)	6
Amortization of intangibles	18	29	35	60
Amortization of investment in low-income housing partnership	119	119	239	239
Merger and acquisition expense	-	314	-	372
Other non-interest expense	496	474	928	827
Total non-interest expense	4,229	4,486	8,498	8,626
Income before income taxes	1,538	1,277	3,327	2,824
Income tax provision	244	162	574	417
Net income	$1,294	$1,115	$2,753	$2,407
Earnings per share
Basic	$0.27	$0.23	$0.58	$0.50
Diluted	$0.27	$0.23	$0.58	$0.50
Cash dividends declared per share	$0.22	$0.22	$0.44	$0.44
Weighted average basic shares outstanding	4,768,681	4,800,512	4,762,632	4,799,189
Weighted average diluted shares outstanding	4,779,401	4,800,745	4,770,399	4,799,461

See Notes to Consolidated Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)

	Three Months Ended June 30,
	2017			2016
	Before		Net of	Before		Net of
	Tax	Tax	Tax	Tax	Tax	Tax
	Amount	Effect	Amount	Amount	Effect	Amount
Net income	$1,538	$(244)	$1,294	$1,277	$(162)	$1,115
Other comprehensive income:
Unrealized gains on available for sale securities:
Unrealized holding gains arising during the period	644	(219)	425	584	(199)	385
Unrealized holding gains (losses) from unconsolidated subsidiary	6	-	6	(5)	-	(5)
Less reclassification adjustment for gains included in net income (1) (3)	(4)	2	(2)	(128)	44	(84)
Amortization of pension net actuarial cost (2) (3)	57	(19)	38	62	(21)	41
Other comprehensive income	703	(236)	467	513	(176)	337
Total comprehensive income	$2,241	$(480)	$1,761	$1,790	$(338)	$1,452

	Six Months Ended June 30,
	2017			2016
	Before		Net of	Before		Net of
	Tax	Tax	Tax	Tax	Tax	Tax
	Amount	Effect	Amount	Amount	Effect	Amount
Net income	$3,327	$(574)	$2,753	$2,824	$(417)	$2,407
Other comprehensive income:
Unrealized gains on available for sale securities:
Unrealized holding gains arising during the period	902	(307)	595	2,350	(799)	1,551
Unrealized holding gains (losses) from unconsolidated subsidiary	15	-	15	(1)	-	(1)
Less reclassification adjustment for gains included in net income (1) (3)	(508)	173	(335)	(128)	44	(84)
Amortization of pension net actuarial cost (2) (3)	113	(38)	75	124	(42)	82
Other comprehensive income	522	(172)	350	2,345	(797)	1,548
Total comprehensive income	$3,849	$(746)	$3,103	$5,169	$(1,214)	$3,955

See Notes to Consolidated Financial Statements

(1)	Amounts are included in gain on sales and calls of securities on the Consolidated Statements of Income as a separate element within total non-interest income.
(2)	Amounts are included in the computation of net periodic benefit cost and are included in employee benefits expense on the Consolidated Statements of Income as a separate element within total non-interest expense.
(3)	Income tax amounts are included in the provision for income taxes on the Consolidated Statements of Income.

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Stockholders' Equity

(Unaudited, in thousands, except share data)

Six Months Ended June 30, 2017

	Number				Accumulated
	of				Other		Total
	Shares	Common		Retained	Comprehensive	Treasury	Stockholders'
	Outstanding	Stock	Surplus	Earnings	Loss	Stock	Equity
Balance at January 1, 2017	4,755,630	$4,805	$18,476	$39,945	$(3,209)	$(927)	$59,090
Net income				2,753			2,753
Other comprehensive income					350		350
Cash dividends at $0.22 per share				(2,097)			(2,097)
Stock-based compensation			38				38
Purchase of treasury stock	(4,289)					(86)	(86)
Treasury stock issued for stock plans	9,704		(10)			182	172
Common stock issued for stock plans	6,611	6	28				34
Balance at June 30, 2017	4,767,656	$4,811	$18,532	$40,601	$(2,859)	$(831)	$60,254

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Stockholders' Equity

(Unaudited, in thousands, except share data)

Six Months Ended June 30, 2016

	Number				Accumulated
	of				Other		Total
	Shares	Common		Retained	Comprehensive	Treasury	Stockholders'
	Outstanding	Stock	Surplus	Earnings	Loss	Stock	Equity
Balance at January 1, 2016	4,798,086	$4,798	$18,352	$39,015	$(2,203)	$-	$59,962
Net income				2,407			2,407
Other comprehensive income					1,548		1,548
Cash dividends at $0.22 per share				(2,113)			(2,113)
Stock-based compensation			34				34
Purchase of treasury stock	(1,000)					(18)	(18)
Common stock issued for stock plans	6,914	7	57			-	64
Balance at June 30, 2016	4,804,000	$4,805	$18,443	$39,309	$(655)	$(18)	$61,884

See Notes to Consolidated Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Six Months Ended June 30,
	2017	2016
Operating activities:
Net income	$2,753	$2,407
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	240	234
Depreciation	321	296
Net amortization of securities premiums	318	378
Net amortization of loan origination fees	39	12
Deferred net loan origination costs	(225)	(38)
Amortization of core deposit intangible	35	60
Amortization of investment in low income housing partnership	239	239
Net amortization of purchase fair value adjustments	(1)	(7)
Net realized gain on sales and calls of securities	(508)	(128)
Net (gain) loss on sales and valuation of other real estate owned	(45)	5
Earnings on bank owned life insurance and annuities	(176)	(177)
Deferred income tax credit	(75)	(5)
Equity in earnings of unconsolidated subsidiary, net of dividends of $36 and $30	(69)	(72)
Stock-based compensation expense	38	34
Gain from sale of student loans	-	(113)
Mortgage loans originated for sale	(1,579)	(706)
Proceeds from mortgage loans sold to others	1,544	903
Mortgage banking income	(87)	(65)
Decrease in accrued interest receivable and other assets	210	439
Decrease in accrued interest payable and other liabilities	(672)	(1,850)
Net cash provided by operating activities	2,300	1,846
Investing activities:
Purchases of:
Securities available for sale	(21,620)	(18,594)
Premises and equipment	(271)	(385)
Bank owned life insurance and annuities	(13)	(29)
Proceeds from:
Sales of securities available for sale	11,634	4,267
Maturities of and principal repayments on securities available for sale	7,495	24,800
Redemption of FHLB stock	260	1,012
Sale of student loans	-	1,706
Sale of other real estate owned	554	132
Sale of other assets	26	-
Investment in low income housing partnership	(1,591)	(274)
Net increase in loans	(14,355)	(1,208)
Net cash (used in) provided by investing activities	(17,881)	11,427
Financing activities:
Net increase in deposits	20,045	9,923
Net increase (decrease) in short-term borrowings and securities sold under agreements to repurchase	1,543	(23,469)
Issuance of long-term debt	-	10,000
Repayment of long-term debt	-	(7,500)
Cash dividends	(2,097)	(2,113)
Purchase of treasury stock	(86)	(18)
Common stock issued for employee stock plans	206	64
Net cash provided by (used in) financing activities	19,611	(13,113)
Net increase in cash and cash equivalents	4,030	160
Cash and cash equivalents at beginning of year	9,559	10,458
Cash and cash equivalents at end of period	$13,589	$10,618
Supplemental information:
Interest paid	$1,365	$1,115
Income taxes paid	360	200
Supplemental schedule of noncash investing and financing activities:
Transfer of loans to other real estate owned	$529	$124

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (U.S. GAAP) for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three and six months period ended June 30, 2017 are not necessarily indicative of the results for the year ending December 31, 2017. For further information, refer to the consolidated financial statements and notes thereto included in Juniata Valley Financial Corp.’s Annual Report on Form 10-K for the year ended December 31, 2016.

The Company has evaluated events and transactions occurring subsequent to the consolidated statement of financial condition date of June 30, 2017 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

2. Recent Accounting Standards Updates (ASU)

Accounting Standards Update 2017-09, Scope of Modification Accounting

Issued: May 2017

Summary: ASU 2017-09 clarifies Topic 718 such that an entity must apply modification accounting to changes in the terms or conditions of a share-based payment award unless all of the following criteria are met:

1.	The fair value of the modified award is the same as the fair value of the original award immediately before the modification. The standard indicates that if the modification does not affect any of the inputs to the valuation technique used to value the award, the entity is not required to estimate the value immediately before and after the modification.
2.	The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the modification.
3.	The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the modification.

Effective Date: The amendments are effective for all entities for fiscal years beginning after December 15, 2017, including interim periods within those years. This Update will have no impact on the Company’s consolidated financial position and results of operations.

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

Effective Date: The new standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. While the Company’s senior management is currently in the process of evaluating the impact of the amended guidance on its consolidated financial statements, it currently expects the Allowance for Loan and Lease Losses (ALLL) to increase upon adoption given that the allowance will be required to cover the full remaining expected life of the portfolio, rather than the incurred loss model under current U.S. GAAP. The extent of this increase is still being evaluated and will depend on economic conditions and the composition of the Company’s loan portfolio at the time of adoption. In preparation, the Company has partnered with a software provider specializing in ALLL analysis and is assessing the sufficiency of data currently available through its core database.

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

Effective Date: The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company has determined that the provisions of ASU 2016-02 will result in an increase in assets to recognize the present value of the lease obligations with a corresponding increase in liabilities; however, the Company does not expect this new standard to have a material impact on the Company’s financial position, results of operations or cash flows, as the Company has only operating lease obligations, which are minimal.

Accounting Standards Update 2016-01, Measurement of Financial Instruments

Issued: January 2016

Summary: The amendments in this Update require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee).  The amendments in this Update also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments in this Update eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities and the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities.

Effective Date: For public entities, the amendments in the Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company currently holds a small portfolio of equity investments for which the fair value fluctuates with market activity. Had ASU 2016-01 become effective on June 30, 2017, the cumulative effect adjustment to income before tax would have been $277,000 (see Note 6). The cumulative adjustment that will be recognized upon adoption of the amendments in this update in the first quarter of 2018 will be dependent upon the size of the equity portfolio and the market values at that time.

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

Accounting Standards Update 2015-14, Revenue from Contracts with Customers (Topic 606):

Deferral of the Effective Date

Issued: August 2015

Summary: ASU 2015-14 defers the effective date of the new revenue recognition standard by one year. As such, it now takes effect for public entities in fiscal years beginning after December 15, 2017. All other entities have an additional year. However, early adoption is permitted for any entity that chooses to adopt the new standard as of the original effective date. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that year. Because the amended guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other U.S. GAAP, the Company’s preliminary analysis suggests that the adoption of this amended guidance is not expected to have a material impact on its consolidated financial statements, although the Company will also be subject to expanded disclosure requirements upon adoption, and the Company’s recognition processes for wealth and asset management revenue, banking revenue and card and processing revenue may be affected. However, there are certain areas of the amended guidance, such as credit card interchange fees programs, which are subject to interpretation and for which the Company has not made final conclusions regarding the applicability and the related impact, if any, on the consolidated financial statements. Accordingly, the results of the Company’s materiality analysis, as well as its selected adoption method, may change as these conclusions are reached.

3. Merger

On November 30, 2015, Juniata consummated the merger with FNBPA Bancorp, Inc. (“FNBPA”), a Pennsylvania corporation. FNBPA merged with and into Juniata, with Juniata continuing as the surviving entity. Simultaneously with the consummation of the foregoing merger, First National Bank of Port Allegany (“FNB”), a national banking association and a wholly-owned subsidiary of FNBPA, merged with and into the Bank.

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

As of November 30, 2015, the merger date, goodwill was recorded at $3,335,000. ASC 805 allows for adjustments to goodwill for a period of up to one year after the merger date for information that becomes available that reflects circumstances at the merger date. During 2016, such information became available, and goodwill was increased by $67,000 to $3,402,000 to reflect the adjustments to fair value of two assets.

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

(Dollars in thousands, except per share data)	Years Ended December 31,
	2015	2014
Consolidated net interest income after loan loss provision	$17,731	$17,089
Consolidated non-interest income	4,841	4,745
Consolidated non-interest expense	17,124	18,358
Consolidated net income	4,862	3,353
Consolidated net income per common share	$1.01	$0.70

4. Accumulated other Comprehensive loss

Components of accumulated other comprehensive loss, net of tax, consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Unrealized losses on available for sale securities	$(591)	$(866)
Unrecognized expense for defined benefit pension	(2,268)	(2,343)
Accumulated other comprehensive loss	$(2,859)	$(3,209)

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

The following tables set forth the computation of basic and diluted earnings per share:

(Amounts, except earnings per share, in thousands)
	Three Months Ended June 30,
	2017	2016
Net income	$1,294	$1,115
Weighted-average common shares outstanding	4,769	4,801
Basic earnings per share	$0.27	$0.23

Weighted-average common shares outstanding	4,769	4,801
Common stock equivalents due to effect of stock options	10	-
Total weighted-average common shares and equivalents	4,779	4,801
Diluted earnings per share	$0.27	$0.23

	Six Months Ended June 30,
	2017	2016
Net income	$2,753	$2,407
Weighted-average common shares outstanding	4,763	4,799
Basic earnings per share	$0.58	$0.50

Weighted-average common shares outstanding	4,763	4,799
Common stock equivalents due to effect of stock options	7	-
Total weighted-average common shares and equivalents	4,770	4,799
Diluted earnings per share	$0.58	$0.50

6. Securities

The Company’s investment portfolio includes primarily bonds issued by U.S. Government sponsored agencies (approximately 23% of the investment portfolio), mortgage-backed securities issued by Government-sponsored agencies and backed by residential mortgages (approximately 59%) and municipal bonds (approximately 17%) as of June 30, 2017. Most of the municipal bonds are general obligation bonds with maturities or pre-refunding dates within 5 years. The remaining 1% of the portfolio includes a group of equity investments in other financial institutions.

The amortized cost and fair value of securities as of June 30, 2017 and December 31, 2016, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because the securities may be called or prepaid with or without prepayment penalties.

	June 30, 2017
			Gross	Gross
	Amortized	Fair	Unrealized	Unrealized
Securities Available for Sale	Cost	Value	Gains	Losses
Type and Maturity
Obligations of U.S. Government agencies and corporations
After one year but within five years	$19,497	$19,395	$11	$(113)
After five years but within ten years	15,997	15,610	-	(387)
	35,494	35,005	11	(500)
Obligations of state and political subdivisions
Within one year	2,276	2,277	2	(1)
After one year but within five years	13,095	13,186	92	(1)
After five years but within ten years	10,918	10,883	57	(92)
	26,289	26,346	151	(94)

Mortgage-backed securities	91,686	90,932	102	(856)
Equity securities	1,000	1,277	278	(1)
Total	$154,469	$153,560	$542	$(1,451)

	December 31, 2016
			Gross	Gross
	Amortized	Fair	Unrealized	Unrealized
Securities Available for Sale	Cost	Value	Gains	Losses
Type and Maturity
Obligations of U.S. Government agencies and corporations
After one year but within five years	$19,495	$19,331	$13	$(177)
After five years but within ten years	17,000	16,468	-	(532)
	36,495	35,799	13	(709)
Obligations of state and political subdivisions
Within one year	2,819	2,820	2	(1)
After one year but within five years	13,268	13,240	39	(67)
After five years but within ten years	10,923	10,599	16	(340)
	27,010	26,659	57	(408)

Mortgage-backed securities	86,670	85,702	114	(1,082)
Equity securities	1,615	2,328	713	-
Total	$151,790	$150,488	$897	$(2,199)

Certain obligations of the U.S. Government and state and political subdivisions are pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law. The carrying value of the pledged assets was $39,764,000 and $36,638,000 at June 30, 2017 and December 31, 2016, respectively.

In addition to cash received from the scheduled maturities of securities, some investment securities available for sale are sold or called at current market values during the course of normal operations.

The following chart summarizes proceeds received from sales or calls of investment securities transactions and the resulting realized gains and losses (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Gross proceeds from sales of securities	$5,056	$4,267	$11,634	$4,267
Securities available for sale:
Gross realized gains from sold and called securities	$3	$43	$509	$43
Gross realized losses from sold and called securities	(2)	(15)	(4)	(15)
Gross gains from business combinations	3	100	3	100

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

In instances when a determination is made that an other-than-temporary impairment exists, the entity does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, the other-than-temporary impairment is separated into the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive (loss) income.

The following table shows gross unrealized losses and fair value, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2017 and December 31, 2016 (in thousands):

	Unrealized Losses at June 30, 2017
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. Government agencies and corporations	$32,027	$(466)	$1,965	$(34)	$33,992	$(500)
Obligations of state and political subdivisions	8,882	(93)	300	(1)	9,182	(94)
Mortgage-backed securities	68,579	(856)	-	-	68,579	(856)
Debt securities	109,488	(1,415)	2,265	(35)	111,753	(1,450)
Equity securities	-	-	4	(1)	4	(1)
Total temporarily impaired securities	$109,488	$(1,415)	$2,269	$(36)	$111,757	$(1,451)

	Unrealized Losses at December 31, 2016
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. Government agencies and corporations	$32,783	$(709)	$-	$-	$32,783	$(709)
Obligations of state and political subdivisions	17,437	(406)	300	(2)	17,737	(408)
Mortgage-backed securities	68,989	(1,082)	-	-	68,989	(1,082)
Debt securities	119,209	(2,197)	300	(2)	119,509	(2,199)
Total temporarily impaired securities	$119,209	$(2,197)	$300	$(2)	$119,509	$(2,199)

At June 30, 2017, 21 U.S. Government agency and corporation securities had unrealized losses that, in the aggregate, did not exceed 1.0% of amortized cost. One of these securities have been in a continuous loss position for 12 months or more.

At June 30, 2017, 16 obligations of state and political subdivisions had unrealized losses that, in the aggregate, did not exceed 1.0% of amortized cost. One of these securities has been in a continuous loss position for 12 months or more.

At June 30, 2017, 33 mortgage-backed securities had an unrealized loss that did not exceed 1.0% of amortized cost. None of these securities has been in a continuous loss position for 12 months or more.

The mortgage-backed securities in the Company’s portfolio are government sponsored enterprise (GSE) pass-through instruments issued by the Federal National Mortgage Association (FNMA) or Federal Home Loan Mortgage Corporation (FHLMC), which guarantees the timely payment of principal on these investments.

The unrealized losses noted above are considered to be temporary impairments. The decline in the values of the debt securities is due only to interest rate fluctuations, rather than erosion of issuer credit quality. As a result, the payment of contractual cash flows, including principal repayment, is not at risk. Because the Company does not intend to sell the securities, does not believe it will be required to sell the securities before recovery and expects to recover the entire amortized cost basis, none of the debt securities are deemed to be other-than-temporarily impaired.

Equity securities owned by the Company consist of common stock of various financial services providers and are evaluated quarterly for evidence of other-than-temporary impairment. The Company had one equity security that was in an unrealized loss position for 12 months or more as of June 30, 2017. Management has identified no other-than-temporary impairment as of, or for the periods ended June 30, 2017, June 30, 2016 and December 31, 2016, respectively, in the equity portfolio. Management continues to track the performance of each stock owned to determine if it is prudent to recognize any other-than-temporary impairment charges. The Company has the ability and intent to hold its equity securities until recovery of unrealized losses.

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

Loans Held for Sale

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

In a business combination, the Company may acquire loans which it intends to sell. These loans are assigned a fair value by obtaining actual bids on the loans and adjusting for contingencies in the bids. These loans are carried at lower of cost or market value until sold, adjusted periodically if conditions change before the subsequent sale. Adjustments to fair value and gains or losses recognized upon sale are included in gains on sales of loans which is a component of non-interest income.

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

Concentration analysis assists in identifying industry specific risk inherent in commercial, financial and agricultural lending. Mitigating factors include the identification of secondary and tertiary sources of repayment and appropriate increases in oversight.

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

Allowance for Credit Losses

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

In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination, which may not be currently available to management. Based on management’s comprehensive analysis of the loan portfolio, management believes the level of the allowance for loan losses as of June 30, 2017 was adequate.

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

The estimated fair values of substantially all of the Company’s impaired loans are measured based on the estimated fair value of the loan’s collateral. For commercial loans secured with real estate, estimated fair values are determined primarily through third-party appraisals. When a real estate secured loan becomes impaired, a decision is made regarding whether an updated certified appraisal of the real estate is necessary. This decision is based on various considerations, including the age of the most recent appraisal, the loan-to-value ratio based on the current appraisal and the condition of the property. Appraised values may be discounted to arrive at the estimated selling price of the collateral, which is considered to be the estimated fair value. The discounts also include the estimated costs to sell the property. For commercial loans secured by non-real estate collateral, estimated fair values are determined based on the borrower’s financial statements, inventory reports, aging of accounts receivable, equipment appraisals or invoices. Indications of value from these sources are generally discounted based on the age of the financial information or the quality of the assets. For such loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The Company generally does not separately identify individual consumer segment loans for impairment disclosures, unless such loans are subject to a restructuring agreement.

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

Acquired Loans

Loans that Juniata acquires through business combinations are recorded at fair value with no carryover of the related allowance for loan losses. Fair value of the loans involves estimating the amount and timing of principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest.

The excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is recognized into interest income over the remaining life of the loan. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable discount. The nonaccretable discount includes estimated future credit losses expected to be incurred over the life of the loan. Subsequent decreases to the expected cash flows will require Juniata to evaluate the need for an additional allowance for credit losses. Subsequent improvement in expected cash flows will result in the reversal of a corresponding amount of the nonaccretable discount which Juniata will then reclassify as accretable discount that will be recognized into interest income over the remaining life of the loan.

Acquired loans that met the criteria for impaired or nonaccrual of interest prior to the acquisition may be considered performing upon acquisition, regardless of whether the customer is contractually delinquent, if Juniata expects to fully collect the new carrying value (i.e. fair value) of the loans. As such, Juniata may no longer consider the loan to be nonaccrual or nonperforming and may accrue interest on these loans, including the impact of any accretable discount. In addition, charge-offs on such loans would be first applied to the nonaccretable difference portion of the fair value adjustment.

Loans acquired through business combinations that do not meet the specific criteria of ASC 310-30, but for which a discount is attributable at least in part to credit quality, are also accounted for in accordance with this guidance. As a result, related discounts are recognized subsequently through accretion based on the contractual cash flows of the acquired loans.

Loan Portfolio Classification

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of June 30, 2017 and December 31, 2016 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total

As of June 30, 2017

Commercial, financial and agricultural	$40,180	$8,095	$1,675	$16	$49,966
Real estate - commercial	112,174	26,487	6,477	986	146,124
Real estate - construction	16,878	2,660	4,357	-	23,895
Real estate - mortgage	139,550	3,866	3,892	824	148,132
Obligations of states and political subdivisions	13,025	1,042	-	-	14,067
Personal	9,997	41	7	-	10,045
Total	$331,804	$42,191	$16,408	$1,826	$392,229

	Pass	Special Mention	Substandard	Doubtful	Total

As of December 31, 2016

Commercial, financial and agricultural	$34,510	$5,104	$1,213	$-	$40,827
Real estate - commercial	100,153	15,843	6,726	989	123,711
Real estate - construction	24,702	4,044	6,460	-	35,206
Real estate - mortgage	144,353	4,426	4,496	1,630	154,905
Obligations of states and political subdivisions	12,431	1,185	-	-	13,616
Personal	9,970	52	10	-	10,032
Total	$326,119	$30,654	$18,905	$2,619	$378,297

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

The following tables summarize information regarding impaired loans by portfolio class as of June 30, 2017 and December 31, 2016 (in thousands):

	As of June 30, 2017			As of December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired loans
With no related allowance recorded:
Commercial, financial and agricultural	$346	$346	$-	$436	$439	$-
Real estate - commercial	4,830	5,557	-	5,499	6,475	-
Acquired with credit deterioration	208	258	-	641	730	-
Real estate - construction	-	-	-	2,455	2,455	-
Real estate - mortgage	3,068	4,524	-	3,345	5,020	-
Acquired with credit deterioration	351	390	-	415	440	-

With an allowance recorded:
Commercial, financial and agricultural	$16	$16	$8	$-	$-	$-
Real estate - commercial	919	1,145	30	-	-	-
Real estate - mortgage	-	-	-	712	712	56

Total:
Commercial, financial and agricultural	$362	$362	$8	$436	$439	$-
Real estate - commercial	5,749	6,702	30	5,499	6,475	-
Acquired with credit deterioration	208	258	-	641	730	-
Real estate - construction	-	-	-	2,455	2,455	-
Real estate - mortgage	3,068	4,524	-	4,057	5,732	56
Acquired with credit deterioration	351	390	-	415	440	-
	$9,738	$12,236	$38	$13,503	$16,271	$56

Average recorded investment of impaired loans and related interest income recognized for the three and six months ended June 30, 2017 and 2016 are summarized in the tables below (in thousands).

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income
Impaired loans
With no related allowance recorded:
Commercial, financial and agricultural	$386	$6	$-	$312	$16	$-
Real estate - commercial	4,820	82	-	3,896	159	-
Acquired with credit deterioration	212	-	-	763	-	-
Real estate - construction	1,228	-	-	1,281	68	-
Real estate - mortgage	2,957	6	6	2,606	14	6
Acquired with credit deterioration	359	-	-	582	-	-
Personal	-	-	-	1	-	-

With an allowance recorded:
Commercial, financial and agricultural	$18	$-	$-	$-	$-	$-
Real estate - commercial	919	-	-	-	-	-
Real estate - mortgage	338	-	-	594	-	-

Total:
Commercial, financial and agricultural	$404	$6	$-	$312	$16	$-
Real estate - commercial	5,739	82	-	3,896	159	-
Acquired with credit deterioration	212	-	-	763	-	-
Real estate - construction	1,228	-	-	1,281	68	-
Real estate - mortgage	3,295	6	6	3,200	14	6
Acquired with credit deterioration	359	-	-	582	-	-
Personal	-	-	-	1	-	-
	$11,237	$94	$6	$10,035	$257	$6

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income
Impaired loans
With no related allowance recorded:
Commercial, financial and agricultural	$391	$13	$-	$540	$16	$-
Real estate - commercial	5,165	157	-	3,914	168	-
Acquired with credit deterioration	425	-	-	771	-	-
Real estate - construction	1,228	34	-	1,281	68	-
Real estate - mortgage	3,207	11	13	2,823	18	12
Acquired with credit deterioration	383	-	-	586	-	-
Personal	-	-	-	1	-	-

With an allowance recorded:
Commercial, financial and agricultural	$8	$-	$-	$-	$-	$-
Real estate - commercial	460	-	-	-	-	-
Real estate - mortgage	356	-	-	429	-	-

Total:
Commercial, financial and agricultural	$399	$13	$-	$540	$16	$-
Real estate - commercial	5,625	157	-	3,914	168	-
Acquired with credit deterioration	425	-	-	771	-	-
Real estate - construction	1,228	34	-	1,281	68	-
Real estate - mortgage	3,563	11	13	3,252	18	12
Acquired with credit deterioration	383	-	-	586	-	-
Personal	-	-	-	1	-	-
	$11,623	$215	$13	$10,345	$270	$12

The following table presents nonaccrual loans by classes of the loan portfolio as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Nonaccrual loans:
Commercial, financial and agricultural	$16	$-
Real estate - commercial	990	1,016
Real estate - mortgage	2,740	3,717
Total	$3,746	$4,733

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of June 30, 2017 and December 31, 2016 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans Past Due greater than 90 Days and Accruing

As of June 30, 2017

Commercial, financial and agricultural	$14	$-	$-	$14	$49,952	$49,966	$-
Real estate - commercial:
Real estate - commercial	78	113	394	585	145,331	145,916	394
Acquired with credit deterioration	177	-	31	208	-	208	31
Real estate - construction	30	66	515	611	23,284	23,895	515
Real estate - mortgage:
Real estate - mortgage	553	656	-	1,209	146,572	147,781	-
Acquired with credit deterioration	-	-	13	13	338	351	13
Obligations of states and political subdivisions	-	-	-	-	14,067	14,067	-
Personal	17	-	-	17	10,028	10,045	-
Total	$869	$835	$953	$2,657	$389,572	$392,229	$953

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans Past Due greater than 90 Days and Accruing

As of December 31, 2016

Commercial, financial and agricultural	$15	$-	$6	$21	$40,806	$40,827	$6
Real estate - commercial:
Real estate - commercial	55	-	-	55	123,015	123,070	-
Acquired with credit deterioration	-	-	452	452	189	641	452
Real estate - construction	6	-	508	514	34,692	35,206	508
Real estate - mortgage:
Real estate - mortgage	1,097	57	40	1,194	153,296	154,490	40
Acquired with credit deterioration	-	-	138	138	277	415	138
Obligations of states and political subdivisions	-	-	-	-	13,616	13,616	-
Personal	25	3	-	28	10,004	10,032	-
Total	$1,198	$60	$1,144	$2,402	$375,895	$378,297	$1,144

The following table summarizes information regarding troubled debt restructurings by loan portfolio class at June 30, 2017 and December 31, 2016, in thousands of dollars.

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment
As of June 30, 2017
Accruing troubled debt restructurings:
Real estate - mortgage	7	$369	$397	$327

Non-accruing troubled debt restructurings:
Real estate - mortgage	1	25	25	22
Commercial, financial, agricultural	1	19	20	16
	9	$413	$442	$365

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment
As of December 31, 2016
Accruing troubled debt restructurings:
Real estate - mortgage	7	$369	$397	$340

Non-accruing troubled debt restructurings:
Real estate - mortgage	1	25	25	23
	8	$394	$422	$363

The Company’s troubled debt restructurings are also impaired loans, which may result in a specific allocation and subsequent charge-off if appropriate. As of June 30, 2017, there were specific reserves carried for one troubled debt restructured loan, in the amount of $8,000. There were no defaults of troubled debt restructurings that took place during the three or six months ended June 30, 2017 or 2016 within 12 months of restructure. On December 31, 2016, there were no specific reserves carried for troubled debt restructured loans and no charge-offs relating to the troubled debt restructurings. The amended terms of the restructured loans vary, whereby interest rates have been reduced, principal payments have been reduced or deferred for a period of time and/or maturity dates have been extended.

The following tables summarize the loans whose terms have been modified resulting in troubled debt restructurings during the six month period ending June 30, 2017 and the three and six month periods ending June 30, 2016, in thousands of dollars. There were no loan terms modified resulting in troubled debt restructuring during the three months ended June 30, 2017.

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment
Six months ended June 30, 2017
Accruing troubled debt restructurings:
Commercial, financial, agricultural	1	$19	$20	$16
	1	$19	$20	$16

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment
Three months ended June 30, 2016
Non-accruing troubled debt restructurings:
Real estate - mortgage	1	$25	$25	$25
	1	$25	$25	$25

Six months ended June 30, 2016
Non-accruing troubled debt restructurings:
Real estate - mortgage	1	$25	$25	$25
	1	$25	$25	$25

Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process at June 30, 2017 and December 31, 2016 totaled $1,064,000 and $1,778,000, respectively.

The following tables summarize the activity in the allowance for loan losses and related investments in loans receivable (in thousands):

As of, and for the periods ended, June 30, 2017

	Commercial, financial and agricultural	Real estate - commercial	Real estate - construction	Real estate - mortgage	Obligations of states and political subdivisions	Personal	Total
Allowance for loan losses:
Beginning balance, April 1, 2017	$368	$1,068	$126	$1,160	$-	$83	$2,805
Charge-offs	(37)	-	-	(19)	-	(11)	(67)
Recoveries	-	-	-	-	-	3	3
Provisions	71	57	46	(48)	-	9	135
Ending balance, June 30, 2017	$402	$1,125	$172	$1,093	$-	$84	$2,876

Beginning balance, January 1, 2017	$318	$948	$231	$1,143	$-	$83	$2,723
Charge-offs	(37)	-	-	(83)	-	(17)	(137)
Recoveries	-	-	-	44	-	6	50
Provisions	121	177	(59)	(11)	-	12	240
Ending balance, June 30, 2017	$402	$1,125	$172	$1,093	$-	$84	$2,876

	Commercial, financial and agricultural	Real estate - commercial	Real estate - construction	Real estate - mortgage	Obligations of states and political subdivisions	Personal	Total
Allowance for loan losses:
Ending balance	$402	$1,125	$172	$1,093	$-	$84	$2,876
evaluated for impairment
individually	$8	$30	$-	$-	$-	$-	$38
collectively	$394	$1,095	$172	$1,093	$-	$84	$2,838

Loans:
Ending balance	$49,966	$146,124	$23,895	$148,132	$14,067	$10,045	$392,229
evaluated for impairment
individually	$362	$5,749	$-	$3,068	$-	$-	$9,179
collectively	$49,604	$140,167	$23,895	$144,713	$14,067	$10,045	$382,491
Ending balance: loans acquired with deteriorated credit quality	$-	$208	$-	$351	$-	$-	$559

As of, and for the periods ended, June 30, 2016

	Commercial, financial and agricultural	Real estate - commercial	Real estate - construction	Real estate - mortgage	Obligations of states and political subdivisions	Personal	Total
Allowance for loan losses:
Beginning balance, April 1, 2016	$291	$821	$198	$1,184	$-	$60	$2,554
Charge-offs	(4)	(110)	-	-	-	(11)	(125)
Recoveries	-	24	-	1	-	6	31
Provisions	21	67	(7)	15	-	17	113
Ending balance, June 30, 2016	$308	$802	$191	$1,200	$-	$72	$2,573

Beginning balance, January 1, 2016	$264	$836	$191	$1,140	$-	$47	$2,478
Charge-offs	(4)	(142)	-	(18)	-	(13)	(177)
Recoveries	-	24	-	1	-	13	38
Provisions	48	84	-	77	-	25	234
Ending balance, June 30, 2016	$308	$802	$191	$1,200	$-	$72	$2,573

	Commercial, financial and agricultural	Real estate - commercial	Real estate - construction	Real estate - mortgage	Obligations of states and political subdivisions	Personal	Total
Allowance for loan losses:
Ending balance	$308	$802	$191	$1,200	$-	$72	$2,573
evaluated for impairment
individually	$-	$-	$-	$75	$-	$-	$75
collectively	$308	$802	$191	$1,125	$-	$72	$2,498

Loans:
Ending balance	$38,731	$129,005	$29,236	$158,151	$14,029	$8,954	$378,106
evaluated for impairment
individually	$604	$5,977	$2,560	$3,866	$-	$1	$13,008
collectively	$38,127	$122,321	$26,676	$153,744	$14,029	$8,953	$363,850
Ending balance: loans acquired with deteriorated credit quality	$-	$707	$-	$541	$-	$-	$1,248

As of December 31, 2016

	Commercial, financial and agricultural	Real estate - commercial	Real estate - construction	Real estate - mortgage	Obligations of states and political subdivisions	Personal	Total
Allowance for loan losses:
Beginning Balance, January 1, 2016	$264	$836	$191	$1,140	$-	$47	$2,478
Charge-offs	(4)	(146)	-	(103)	-	(26)	(279)
Recoveries	-	24	-	15	-	19	58
Provisions	58	234	40	91	-	43	466
Ending balance, December 31, 2016	$318	$948	$231	$1,143	$-	$83	$2,723

	Commercial, financial and agricultural	Real estate - commercial	Real estate - construction	Real estate - mortgage	Obligations of states and political subdivisions	Personal	Total
As of December 31, 2016
Allowance for loan losses:
Ending balance	$318	$948	$231	$1,143	$-	$83	$2,723
evaluated for impairment
individually	$-	$-	$-	$56	$-	$-	$56
collectively	$318	$948	$231	$1,087	$-	$83	$2,667

Loans:
Ending balance	$40,827	$123,711	$35,206	$154,905	$13,616	$10,032	$378,297
evaluated for impairment
individually	$436	$5,499	$2,455	$4,057	$-	$-	$12,447
collectively	$40,391	$117,571	$32,751	$150,433	$13,616	$10,032	$364,794
Ending balance: loans acquired with deteriorated credit quality	$-	$641	$-	$415	$-	$-	$1,056

8. Goodwill and other intangible assets

Branch Acquisition

On September 8, 2006, the Company acquired a branch office in Richfield, PA. Goodwill at June 30, 2017 and December 31, 2016 was $2,046,000. Core deposit intangible of $431,000 was fully amortized as of December 31, 2016, and was $7,000, net of amortization of $431,000, at June 30, 2016. The core deposit intangible was amortized over a ten-year period on a straight line basis. Goodwill is not amortized, but is measured annually for impairment or more frequently if certain events occur which might indicate goodwill has been impaired. Core deposit amortization expense was $11,000 and $22,000 in the three and six months ending June 30, 2016. There was no impairment of goodwill during the three or six month periods ended June 30, 2017 or 2016.

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

Amortization expense recognized for intangibles related to the FNBPA acquisition in the three and six months ended June 30, 2017 was $18,000 and $35,000, respectively. The amortization expense recognized in the three and six months ended June 30, 2016 was $18,000 and $38,000, respectively, for intangibles related to the FNBPA acquisition.

	FNBPA	FNBPA	Branch
	Acquisition	Acquisition	Acquisition
	Core	Other	Core
	Deposit	Intangible	Deposit
	Intangible	Assets	Intangible
Beginning Balance at Acquisition Date	$303	$40	$431
Amortization expense recorded prior to January 1, 2016	4	2	402
Amortization expense recorded in the twelve months ended December 31, 2016	55	20	29
Unamortized balance as of December 31, 2016	244	18	$-
Amortization expense recorded in the six months ended June 30, 2017	25	10
Unamortized balance as of June 30, 2017	$219	$8

Scheduled remaining amortization expense for years ended:
December 31, 2017	$24	$8
December 31, 2018	44	-
December 31, 2019	38	-
December 31, 2020	33	-
December 31, 2021	27	-
After December 31, 2021	53	-

9. Investment in Unconsolidated Subsidiary

The Company owns 39.16% of the outstanding common stock of Liverpool Community Bank (LCB), Liverpool, PA. This investment is accounted for under the equity method of accounting and is being carried at $4,787,000 as of June 30, 2017. The Company increases its investment in LCB for its share of earnings and decreases its investment by any dividends received from LCB. The investment is evaluated quarterly for impairment. A loss in value of the investment which is determined to be other than a temporary decline would be recognized as a loss in the period in which such determination is made. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of LCB to sustain an earnings capacity that would justify the current carrying value of the investment. There was no impairment of goodwill relating to LCB during the three or six month periods ended June 30, 2017 or 2016.

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

Impaired Loans – Certain impaired loans are reported on a non-recurring basis at the fair value of the underlying collateral since repayment is expected solely from the collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

Other Real Estate Owned – Certain assets included in other real estate owned are carried at fair value as a result of impairment and, accordingly, are presented as measured on a non-recurring basis. Values are estimated using Level 3 inputs, based on appraisals that consider the sales prices of property in the proximate vicinity.

Mortgage Servicing Rights – The fair value of servicing assets is based on the present value of estimated future cash flows on pools of mortgages stratified by rate and maturity date and are considered Level 3 inputs.

The following table summarizes financial assets and financial liabilities measured at fair value as of June 30, 2017 and December 31, 2016, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands). There were no transfers of assets between fair value Level 1 and Level 2 during the six months ended June 30, 2017 or 2016.

		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	June 30,	for Identical	Observable	Unobservable
	2017	Assets	Inputs	Inputs
Measured at fair value on a recurring basis:
Debt securities available-for-sale:
Obligations of U.S. Government agencies and corporations	$35,005	$-	$35,005	$-
Obligations of state and political subdivisions	26,346	-	26,346	-
Mortgage-backed securities	90,932	-	90,932	-
Equity securities available-for-sale	1,277	1,097	180	-

Measured at fair value on a non-recurring basis:
Impaired loans	1,788	-	-	1,788
Other real estate owned	47	-	-	47
Mortgage servicing rights	209	-	-	209

		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	December 31,	for Identical	Observable	Unobservable
	2016	Assets	Inputs	Inputs
Measured at fair value on a recurring basis:
Debt securities available-for-sale:
Obligations of U.S. Government agencies and corporations	$35,799	$-	$35,799	$-
Obligations of state and political subdivisions	26,659	-	26,659	-
Mortgage-backed securities	85,702	-	85,702	-
Equity securities available-for-sale	2,328	2,148	180	-

Measured at fair value on a non-recurring basis:
Impaired loans	2,563	-	-	2,563
Other real estate owned	358	-	-	358
Mortgage servicing rights	205	-	-	205

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs have been used to determine fair value:

June 30, 2017	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average

Impaired loans	$1,788	Appraisal of collateral (1)	Appraisal and liquidation adjustments (2)	7% - 20%	11%
Other real estate owned	47	Appraisal of collateral (1)	Appraisal and liquidation adjustments (2)	72%	72%
Mortgage servicing rights	209	Multiple of annual servicing fee	Estimated pre-payment speed, based on rate and term	300% - 400%	369%

December 31, 2016	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average

Impaired loans	$2,563	Appraisal of collateral (1)	Appraisal and liquidation adjustments (2)	7% - 58%	8.9%
Other real estate owned	358	Appraisal of collateral (1)	Appraisal and liquidation adjustments (2)	30 - 72%	46%
Mortgage servicing rights	205	Multiple of annual servicing fee	Estimated pre-payment speed, based on rate and term	300% - 400%	368%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral that generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted downward by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

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

Long-term debt and other interest-bearing liabilities – The fair value is estimated using discounted cash flow analysis, based on incremental borrowing rates for similar types of arrangements.

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

The estimated fair values of the Company’s financial instruments are as follows:

	Financial Instruments
	(in thousands)
	June 30, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and due from banks	$13,493	$13,493	$9,464	$9,464
Interest bearing deposits with banks	96	96	95	95
Interest bearing time deposits with banks	350	350	350	350
Securities	153,560	153,560	150,488	150,488
Restricted investment in FHLB stock	3,350	3,350	3,610	3,610
Loans held for sale	118	118	-	-
Loans, net of allowance for loan losses	389,353	382,003	375,574	366,660
Mortgage servicing rights	209	209	205	205
Accrued interest receivable	1,556	1,556	1,582	1,582

Financial liabilities:
Non-interest bearing deposits	107,626	107,626	104,006	104,006
Interest bearing deposits	368,246	368,198	351,816	354,628
Securities sold under agreements to repurchase	4,597	4,597	4,496	4,496
Short-term borrowings	29,142	29,142	27,700	27,700
Long-term debt	25,000	24,962	25,000	24,963
Other interest bearing liabilities	1,564	1,566	1,545	1,549
Accrued interest payable	231	231	268	268

Off-balance sheet financial instruments:
Commitments to extend credit	-	-	-	-
Letters of credit	-	-	-	-

The following table presents the carrying amount, fair value and placement in the fair value hierarchy of the Company’s financial instruments not previously disclosed as of June 30, 2017 and December 31, 2016. This table excludes financial instruments for which the carrying amount approximates fair value (in thousands).

			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices in	Significant	Significant
			Active Markets	Other	Other
	Carrying		for Identical	Observable	Unobservable
	Amount	Fair Value	Assets or Liabilities	Inputs	Inputs
June 30, 2017
Interest bearing time deposits with banks	$350	$350	$-	$350	$-
Loans held for sale	118	118	-	118	-
Loans, net of allowance for loan losses	389,353	382,003	-	-	382,003
Financial instruments - Liabilities
Interest bearing deposits	368,246	368,198	-	368,198	-
Long-term debt	25,000	24,962	-	24,962	-
Other interest bearing liabilities	1,564	1,566	-	1,566	-

			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices in	Significant	Significant
			Active Markets	Other	Other
	Carrying		for Identical	Observable	Unobservable
	Amount	Fair Value	Assets or Liabilities	Inputs	Inputs
December 31, 2016
Financial instruments - Assets
Interest bearing time deposits with banks	$350	$350	$-	$350	$-
Loans, net of allowance for loan losses	375,574	366,660	-	-	366,660
Financial instruments - Liabilities
Interest bearing deposits	351,816	354,628	-	354,628	-
Long-term debt	25,000	24,963	-	24,963	-
Other interest bearing liabilities	1,545	1,549	-	1,549	-

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

The Company’s funding policy with respect to the JVB Plan is to contribute annually no more than the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide for benefits attributed to service through December 31, 2012. The Company has made no contributions in the first six months of 2017 and is not required to make a contribution in the remainder of 2017; however, it is considering doing so.

Pension expense included the following components for the three and six month periods ended June 30, 2017 and 2016, with the 2016 year reclassified to include combined results for the JVB Plan and the former FNB Plan:

(Dollars in thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Components of net periodic pension cost (income):
Interest cost	$161	$167	$322	$334
Expected return on plan assets	(202)	(199)	(403)	(398)
Recognized net actuarial loss	57	62	113	124
Net periodic pension cost (income)	$16	$30	$32	$60

Amortization of net actuarial loss recognized in other comprehensive income	$(57)	$(62)	$(113)	$(124)

Total recognized in net periodic pension cost and other comprehensive income	$(41)	$(32)	$(81)	$(64)

12. Commitments, Contingent Liabilities and Guarantees

In the ordinary course of business, the Company makes commitments to extend credit to its customers through letters of credit, loan commitments and lines of credit. At June 30, 2017, the Company had $62,442,000 outstanding in loan commitments and other unused lines of credit extended to its customers as compared to $59,984,000 at December 31, 2016.

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its letters of credit. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, financial and performance letters of credit have expiration dates within one year of issuance, while commercial letters of credit have longer term commitments. The credit risk involved in issuing letters of credit is essentially the same as the risks that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. The Company had outstanding $2,227,000 and $2,300,000 of financial and performance letters of credit commitments as of June 30, 2017 and December 31, 2016, respectively. Commercial letters of credit as of June 30, 2017 and December 31, 2016 totaled $12,650,000. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The amount of the liability as of June 30, 2017 for payments under letters of credit issued was not material. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk.

Additionally, the Company has committed to fund and sell qualifying residential mortgage loans to the Federal Home Loan Bank of Pittsburgh in the total amount of $10,000,000. As of June 30, 2017, $7,737,000 remained to be delivered on that commitment, $863,000 of which has been committed to borrowers.

13. Subsequent Events

On July 18, 2017, the Board of Directors declared a cash dividend of $0.22 per share to shareholders of record on August 15, 2017, payable on September 1, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements:

The information contained in this Quarterly Report on Form 10-Q contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder) including statements which are not historical facts or that address trends or management's intentions, plans, beliefs, expectations or opinions.  Such forward looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward looking statements including, without limitation:

•	the impact of adverse changes in the economy and real estate markets, including protracted periods of low-growth and sluggish loan demand;
•	the effect of market interest rates, particularly following a period of low market interest rates and current market uncertainties, and relative balances of rate-sensitive assets to rate-sensitive liabilities, on net interest margin and net interest income;
•	the effect of competition on rates of deposit and loan growth and net interest margin;
•	increases in non-performing assets, which may result in increases in the allowance for credit losses, loan charge-offs and elevated collection and carrying costs related to such non-performing assets;
•	the level of other income, including the impact of regulatory changes which have reduced debit card interchange revenue;
•	investment securities gains and losses, including other than temporary declines in the value of securities which may result in charges to earnings;
•	the level of other expenses, including salaries and employee benefit expenses;
•	the increasing time and expense associated with regulatory compliance and risk management;
•	the uncertainty and lack of clear regulatory guidance associated with the delay in implementing many of the regulations mandated by the Dodd Frank Act;
•	capital and liquidity strategies, including the expected impact of the capital and liquidity requirements modified by the Basel III standards;
•	changes in the applicable federal income tax rate that could result in the reversal of net deferred tax assets and the reduction of current tax expense;
•	the Company’s potential failure to identify and to address cyber-security risks;
•	the Company’s ability to keep pace with technological changes;
•	the Company’s ability to attract and retain talented personnel;
•	the Company’s reliance on its subsidiary for substantially all of its revenues and its ability to pay dividends;
•	the effects of changes in relevant accounting principles and guidelines on the Company’s financial statements; and
•	failure of third party service providers to perform their contractual obligations.

The Company undertakes no obligation to publicly update or revise forward looking information, whether as a result of new or updated information, future events or otherwise.  For a more complete discussion of certain risks, uncertainties and other factors affecting the Company, refer to the Company’s Risk Factors, contained in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, a copy of which may be obtained from the Company upon request and without charge (except for the exhibits thereto), and Item 1A of Part II of this Quarterly Report on Form 10-Q.

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

General:

The following discussion relates to the consolidated financial condition of the Company as of June 30, 2017, as compared to December 31, 2016, and the consolidated results of operations for the three and six months ended June 30, 2017, compared to the same periods in 2016. This discussion should be read in conjunction with the interim consolidated financial statements and related notes included herein.

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

Financial Condition:

Total assets as of June 30, 2017, were $602.3 million, an increase of 3.8% compared to December 31, 2016. Comparing the balances at June 30, 2017 and December 31, 2016, total deposits increased by $20.0 million, with non-interest bearing deposits increasing by $3.6 million and interest-bearing deposits increasing by $16.4 million. The Company’s investment portfolio increased by $3.1 million and borrowings decreased by $1.4 million.

The table below shows changes in deposit volumes by type of deposit (in thousands of dollars) between December 31, 2016 and June 30, 2017.

	June 30,	December 31,	Change
	2017	2016	$	%
Deposits:
Demand, non-interest bearing	$107,626	$104,006	$3,620	3.5%
Interest bearing demand and money market	127,167	118,429	8,738	7.4
Savings	100,689	95,449	5,240	5.5
Time deposits, $250,000 and more	5,837	5,773	64	1.1
Other time deposits	134,553	132,165	2,388	1.8
Total deposits	$475,872	$455,822	$20,050	4.4%

Overall, loans increased $13.9 million, or 3.7%, between December 31, 2016 and June 30, 2017, as shown in the table below (in thousands of dollars), primarily due to increases in commercial and commercial real estate loans and loans to states and political subdivision, partially offset by reductions in residential real estate loans and construction loans.

	June 30,	December 31,	Change
	2017	2016	$	%
Loans:
Commercial, financial and agricultural	$49,966	$40,827	$9,139	22.4%
Real estate - commercial	146,124	123,711	22,413	18.1
Real estate - construction	23,895	35,206	(11,311)	(32.1)
Real estate - mortgage	148,132	154,905	(6,773)	(4.4)
Obligations of states and political subdivisions	14,067	13,616	451	3.3
Personal	10,045	10,032	13	0.1
Total loans	$392,229	$378,297	$13,932	3.7%

A summary of the activity in the allowance for loan losses for each of the six month periods ended June 30, 2017 and 2016 (in thousands) is presented below.

	Periods Ended June 30,
	2017	2016
Balance of allowance - January 1	$2,723	$2,478
Loans charged off	(137)	(177)
Recoveries of loans previously charged off	50	38
Net charge-offs	(87)	(139)
Provision for loan losses	240	234
Balance of allowance - end of period	$2,876	$2,573

Ratio of net charge-offs during period to average loans outstanding	0.02%	0.04%

As of June 30, 2017, 40 loans (exclusive of loans acquired from FNBPA with existing credit deterioration), with aggregate outstanding balances of $9,179,000 were individually evaluated for impairment. A collateral analysis was performed on each of these 40 loans in order to establish a portion of the reserve needed to carry impaired loans at fair value. As a result, two loans were determined to have insufficient collateral, and specific reserves, totaling $38,000, were established for the impaired loans.

Management believes that the specific reserves carried are adequate to cover potential future losses related to these relationships. There are no other material loans classified as loss, doubtful, substandard, or special mention which management expects to significantly impact future operating results, liquidity or capital resources.

Following is a summary of the Bank’s non-performing loans on June 30, 2017 as compared to December 31, 2016.

(Dollar amounts in thousands)

	As of and for the	As of and for the
	six months ended	year ended
	June 30, 2017	December 31, 2016
Non-performing loans
Non-accrual loans	$3,724	$4,733
Accruing loans past due 90 days or more, exclusive of loans acquired with credit deterioration	909	554
Non-accruing restructured loans in default	22	25
Total	$4,655	$5,312

Average loans outstanding	384,306	379,177

Ratio of non-performing loans to average loans outstanding	1.21%	1.40%

Stockholders’ equity increased from December 31, 2016 to June 30, 2017 by $1,164,000, or 2.0%. The Company’s net income exceeded dividends paid by $656,000. The adjustment to accumulated other comprehensive loss to record the amortization of the net actuarial loss of the Company’s defined benefit retirement plan increased the Company’s equity by $75,000. The change in market value of securities available for sale increased shareholders’ equity by $275,000 when comparing June 30, 2017 to December 31, 2016. Stock based compensation expense recorded pursuant to the Company’s Stock Option Plan added $38,000 to stockholders’ equity during the six month period, and payments for exercised stock options and the Employee Stock Purchase Plan added $172,000 and $34,000, respectively. Treasury stock purchases during the first half of 2017 decreased stockholders’ equity by $86,000.

Subsequent to June 30, 2017, the following events took place:

On July 18, 2017, the Board of Directors declared a cash dividend of $0.22 per share to shareholders of record on August 15, 2017, payable on September 1, 2017.

Comparison of the Three Months Ended June 30, 2017 and 2016

Operations Overview:

Net income for the second quarter of 2017 was $1,294,000, an increase of $179,000, or 16.1%, when compared to the second quarter of 2016. The increase was due primarily to the absence of merger expenses in the second quarter of 2017 that were incurred in the prior year’s second quarter. Basic and diluted earnings per share were $0.27 in the second quarter of 2017 compared to $0.23 in the second quarter of 2016, representing an increase of 17.4%. Presented below are selected key ratios for the two periods:

	Three Months Ended
	June 30
	2017	2016
Return on average assets (annualized)	0.87%	0.78%
Return on average equity (annualized)	8.62%	7.25%
Average equity to average assets	10.10%	10.81%

Non-interest income, excluding securities gains, as a percentage of average assets (annualized)	0.84%	0.86%
Non-interest expense as a percentage of average assets (annualized)	2.84%	3.15%

The discussion that follows further explains changes in the components of net income when comparing the second quarter of 2017 with the second quarter of 2016.

Net Interest Income:

Net interest income was $4,646,000 for the second quarter of 2017, as compared to $4,531,000 in the same quarter in 2016. Overall, average earning assets increased by 5.1%, while the net interest margin, on a fully tax equivalent basis, was 9 basis points lower.

Average loan balances increased by $12,317,000, or 3.3%, and interest on loans was $156,000 higher in the second quarter of 2017 as compared to the same period in 2016. The increase in average loans outstanding increased interest income by $144,000 and an increase of 1 basis point in the weighted average yield further increased interest income by approximately $12,000.

Interest earned on investment securities increased $118,000 in the second quarter of 2017 as compared to the second quarter of 2016. Yield increases added $34,000, while average balance increases added $84,000 to interest income. The overall pre-tax yield on the investment securities portfolio increased during the period by 10 basis points, with the average balance increasing by $16.3 million.

Total average earning assets during the second quarter of 2017 were $547.3 million, compared to $520.7 million during the second quarter of 2016, yielding 3.91% and 3.90%, respectively, in the 2017 and 2016 periods. Average interest bearing liabilities increased by $25.9 million, while average non-interest bearing deposits increased by $1.2 million. The cost to fund interest earning assets with interest bearing liabilities increased by 11 basis points, to 0.67%, in the second quarter of 2017 compared to the second quarter of 2016.

Net interest margin on a fully tax-equivalent basis for the second quarter of 2017 was 3.52%. For the same period in 2016, the fully-tax equivalent net interest margin was 3.61%.

AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

(Dollars in thousands)

	Three Months Ended			Three Months Ended
	June 30, 2017			June 30, 2016
	Average		Yield/	Average		Yield/	Increase (Decrease) Due To (6)
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate	Volume	Rate	Total
ASSETS
Interest earning assets:
Taxable loans (5)	$356,845	$4,287	4.81%	$345,381	$4,136	4.79%	$138	$13	$151
Tax-exempt loans	30,019	227	3.03	29,166	222	3.06	6	(1)	5
Total loans	386,864	4,514	4.67	374,547	4,358	4.66	144	12	156
Taxable investment securities	134,592	716	2.13	120,473	610	2.03	74	32	106
Tax-exempt investment securities	25,366	114	1.80	23,212	102	1.76	10	2	12
Total investment securities	159,958	830	2.08	143,685	712	1.98	84	34	118

Interest bearing deposits	505	4	3.18	1,628	6	1.24	(6)	4	(2)
Federal funds sold	-	-		793	1	0.51	-	(1)	(1)
Total interest earning assets	547,327	5,348	3.91	520,653	5,077	3.90	222	49	271

Other assets (7)	47,447			48,323
Total assets	$594,774			$568,976

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Interest bearing demand deposits (2)	$126,104	99	0.31	$124,813	62	0.20	1	36	37
Savings deposits	100,262	25	0.10	97,681	25	0.10	1	(1)	-
Time deposits	139,438	401	1.15	140,252	362	1.04	(2)	41	39
Short-term and long-term borrowings and other interest bearing liabilities	55,168	177	1.29	32,281	97	1.21	73	7	80
Total interest bearing liabilities	420,972	702	0.67	395,027	546	0.56	73	83	156

Non-interest bearing liabilities:
Demand deposits	107,494			106,253
Other	6,230			6,175
Stockholders' equity	60,078			61,521
Total liabilities and stockholders' equity	$594,774			$568,976
Net interest income and net interest rate spread		$4,646	3.24%		$4,531	3.34%	$149	$(34)	$115
Net interest margin on interest earning assets (3)			3.39%			3.48%
Net interest income and net interest margin-Tax equivalent basis (4)		$4,822	3.52%		$4,698	3.61%

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

Provision for Loan Losses:

In the second quarter of 2017, the provision for loan losses was $135,000, as compared to a provision of $113,000 in the second quarter of 2016. Management regularly reviews the adequacy of the loan loss reserve and makes assessments as to specific loan impairment, historical charge-off expectations, general economic conditions in the Bank’s market area, specific loan quality and other factors. Factors affecting the provision for loan losses were the increased loan balances considered in the analysis and credit concentrations. See the earlier discussion in the Financial Condition section, explaining the information used to determine the provision.

Non-interest Income:

Non-interest income in the second quarter of 2017 was $1,256,000, compared to $1,345,000 in the second quarter of 2016, representing a decrease of $89,000, or 6.6%.

Most significantly impacting the comparative second quarter periods were $128,000 of gains on the sales and calls of investment securities in the second quarter of 2016. Excluding securities gains, the comparative non-interest income in the second quarters of 2017 and 2016 were $1,252,000 and $1,217,000, respectively, reflecting a 2.9% increase in the 2017 period.

Increases in customer service fees and debit card income of 4.8% and 6.9%, respectively, during the 2017 period were primarily due to increased activity volumes. Commissions from the sales of non-deposit products decreased in the second quarter of 2017 by $18,000, or 26.5%, as sales production decreased and fees derived from loan activity decreased by $5,000.

The Company originates mortgages to sell on the secondary market, while retaining the servicing rights; the Company has built a servicing portfolio of approximately $22.0 million as of June 30, 2017. The mortgage servicing right asset, as of June 30, 2017, was $209,000. Mortgage banking income is made up of origination and servicing fees collected from the buyer, origination points collected from the borrower and an adjustment to the fair value of the mortgage servicing rights asset. In the second quarter of 2017, mortgage banking income was $54,000, an increase of $24,000, or 80.0%, from the second quarter of 2016, due to increased activity.

Less significant changes in non-interest income categories included slight changes in earnings on bank-owned life insurance, income from unconsolidated subsidiary and other miscellaneous income.

As a percentage of average assets, annualized non-interest income, exclusive of net gains on the sale of securities, was 0.84% in the second quarter of 2017 as compared to 0.86% in the second quarter of 2016.

Non-interest Expense:

Total non-interest expense for the second quarter of 2017 was $257,000, or 5.7%, lower as compared to the second quarter of 2016. Expenses of $314,000, related to the residual integration costs following the acquisition of FNBPA in November of 2015, were recorded in the second quarter of 2016, with no corresponding expenses incurred during the 2017 period. Excluding these merger and acquisition expenses from the comparative quarters, non-interest expense for the second quarter of 2017 was $57,000, or 1.4% higher than the second quarter of 2016. Employee compensation expense remained flat, while employee benefits costs increased by $50,000, or 9.4%. The increase in employee benefits cost related to higher costs in providing medical insurance to bank personnel. Data processing expense increased by 11.6% in the second quarter of 2017 versus the second quarter of 2016, as costs to insure data security continues to increase. The sale of foreclosed properties in the second quarter of 2017 yielded a gain of $58,000 compared to a loss of $3,000 in the second quarter of 2016. Other non-interest expense was $22,000, or 4.6%, higher in the second quarter of 2017 compared to the second quarter of 2016, mostly attributable to losses incurred due to debit card fraud.

As a percentage of average assets, annualized non-interest expense was 2.84% in the second quarter of 2017 compared to 3.15% in the second quarter of 2016. Excluding merger and acquisition expenses, annualized non-interest expense as a percentage of average assets was 2.93% in the second quarter of 2016.

Provision for income taxes:

Income tax expense in the second quarter of 2017 was $244,000 as compared to the $162,000 recorded in the second quarter of 2016. The Company qualifies for a federal tax credit for a low-income housing project investment, and the tax provisions for each period reflect the application of the tax credit. For the second quarter of 2017, the tax credit lowered the effective tax rate from 25.2% to 15.9%. In the second quarter of 2016, the tax credit lowered the effective tax rate from 23.9% to 12.7%.

Comparison of the Six Months Ended June 30, 2017 and 2016

Operations Overview:

Net income for the six months of 2017 was $2,753,000, an increase of $346,000, or 14.4%, compared to the first six months of 2016. Basic and diluted earnings per share were $0.58 in the first six months of 2017, representing an increase of 16.0% from the $0.50 earned in the first six months of 2016. Annualized return on average equity for the first six months in 2017 was 9.22%, compared to 7.87% for the same period in the prior year, an increase of 17.2%. For the six months ended June 30, annualized return on average assets was 0.93% in 2017, versus 0.83% in 2016. As discussed in more detail below, 2016 ratios were affected by merger and acquisition integration expenses incurred in the 2016 six-month period, while no corresponding expenses were incurred in the 2017 period. Excluding those tax-effected merger and acquisition costs, return on average assets, return on average equity and earnings per share would have been 0.92%, 8.68% and $0.55 respectively, in the first six months ended June 30, 2016.

Presented below are selected key ratios for the two periods:

	Six Months Ended
	June 30
	2017	2016
Return on average assets (annualized)	0.93%	0.83%
Return on average equity (annualized)	9.22%	7.87%
Average equity to average assets	10.11%	10.60%

Non-interest income, excluding securities gains, as a percentage of average assets (annualized)	0.80%	0.83%
Non-interest expense as a percentage of average assets (annualized)	2.88%	2.99%

The discussion that follows explains changes in the components of net income when comparing the first six months of 2017 with the first six months of 2016.

Net Interest Income:

Net interest income was $9,193,000 for the first six months of 2017, as compared to $9,160,000 in the same period in 2016, an increase of $33,000, or 0.4%. Average earning assets increased by $15.7 million, or 3.0%, and the net interest margin on a fully tax equivalent basis decreased by 9 basis points.

Interest on loans increased $85,000, or 1.0%, in the first six months of 2017 as compared to the same period in 2016. On average, loans outstanding increased by $5.8 million, or 1.5%. The higher volume of loans increased interest income by $125,000 with an average weighted yield decrease of 2 basis points partially offsetting the impact of the higher volume of loans by $40,000.

Interest earned on investment securities increased $172,000 in the first six months of 2017 as compared to 2016, with average balances increasing $11.7 million during the period. The overall pre-tax yield on the investment securities portfolio increased during the period by 7 basis points.

Average interest-bearing liabilities increased by $14.5 million, while average non-interest bearing deposits were essentially the same in both periods. The cost of interest bearing liabilities rose by 9 basis points as a result of several increases in the federal funds borrowing rate in the current period.

Total average earning assets during the first six months of 2017 were $543.3 million, compared to $527.6 million during the first six months of 2016, yielding 3.88% and 3.89%, respectively, in the 2017 and 2016 periods. Interest bearing funding costs for earning assets were 0.64% and 0.55% for the first six months of 2017 and 2016, respectively. Net interest margin on a fully tax-equivalent basis for the first six months of 2017 was 3.51%. For the same period in 2016, the fully-tax equivalent net interest margin was 3.60%.

AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

(Dollars in thousands)

.	Six Months Ended			Six Months Ended
	June 30, 2017			June 30, 2016
	Average		Yield/	Average		Yield/	Increase (Decrease) Due To (6)
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate	Volume	Rate	Total
ASSETS
Interest earning assets:
Taxable loans (5)	$352,859	$8,417	4.77%	$346,616	$8,346	4.82%	$133	$(62)	$71
Tax-exempt loans	31,447	467	2.99	31,846	453	2.86	(8)	22	14
Total loans	384,306	8,884	4.63	378,462	8,799	4.65	125	(40)	85
Taxable investment securities	132,977	1,399	2.10	122,355	1,241	2.03	110	48	158
Tax-exempt investment securities	25,417	228	1.79	24,356	214	1.76	10	4	14
Total investment securities	158,394	1,627	2.05	146,711	1,455	1.98	120	52	172
								-	-
Interest bearing deposits	569	11	3.90	1,095	7	1.29	(5)	9	4
Federal funds sold	-	-		1,325	3	0.46	(1)	(2)	(3)
Total interest earning assets	543,269	10,522	3.88	527,593	10,264	3.89	239	19	258

Other assets (7)	47,269			49,272
Total assets	$590,538			$576,865

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Interest bearing demand deposits (2)	$122,274	166	0.27	$120,963	118	0.20	1	47	48
Savings deposits	99,085	49	0.10	97,189	54	0.11	1	(6)	(5)
Time deposits	138,573	779	1.13	140,499	717	1.03	(14)	76	62
Short-term and long term borrowings and other interest bearing liabilities	57,816	335	1.17	44,606	215	0.97	71	49	120
Total interest bearing liabilities	417,748	1,329	0.64	403,257	1,104	0.55	59	166	225

Non-interest bearing liabilities:
Demand deposits	106,776			106,192
Other	6,291			6,271
Stockholders' equity	59,723			61,145
Total liabilities and stockholders' equity	$590,538			$576,865
Net interest income and net interest rate spread		$9,193	3.24%		$9,160	3.34%	$180	$(147)	$33
Net interest margin on interest earning assets (3)			3.38%			3.47%
Net interest income and net interest margin-Tax equivalent basis (4)		$9,551	3.51%		$9,503	3.60%

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

Provision for Loan Losses:

In the first six months of 2017, the provision for loan losses was $240,000, as compared to a provision of $234,000 in the first six months of 2016. Management regularly reviews the adequacy of the loan loss reserve and makes assessments as to specific loan impairment, historical charge-off expectations, general economic conditions in the Bank’s market area, specific loan quality and other factors. See the earlier discussion in the Financial Condition section, explaining the information used to determine the provision.

Non-interest Income:

Non-interest income in the first six months of 2017 was $2,872,000, an increase of $348,000, or 13.8%, compared to $2,524,000 in the first six months of 2016. Most significantly impacting non-interest income comparisons between the two periods were gains from securities and loan sales. In the first six months of 2017, a tax strategy was executed, resulting in securities gains of $508,000. In the first six months of 2016, securities and loans sold resulted in gains of $128,000 and $113,000, respectively. Excluding these gains from both periods, non-interest income in the first six months of 2017 was $2,364,000, an increase in comparison to the same period in 2016 of $81,000, or 3.5%.

Customer service fees and debit card income increased by 8.2% and 8.9%, respectively, in the first half of 2017 versus the first half of 2016. Offsetting this increase, lower volumes of sales of non-deposit products during the 2017 period resulted in a decline in commission income of $41,000, or 29.7%. Less significant changes in non-interest income categories during the first six months of 2017 included slight changes in earnings on bank-owned life insurance, trust fees, income from unconsolidated subsidiary, fees derived from loan activity, mortgage banking income and other non-interest income, combining for an increase in non-interest income of $11,000 in the first six months of 2017 compared to the same time period in 2016.

As a percentage of average assets, annualized non-interest income, exclusive of net gains on the sale of securities, was 0.80% in the first six months of 2017 and 0.83% in the first six months of 2016. Excluding the loan sale gains recognized in the 2016 period, the ratio for the first six months of 2016 was 0.79%.

Non-interest Expense:

Total non-interest expense was $8,498,000 for the first six months of 2017, which was $128,000, or 1.5%, lower than in the first six months of 2016. Expenses of $372,000 related to the aforementioned FNBPA acquisition were recorded in the first half of 2016 while no corresponding expenses were incurred in the 2017 period. Excluding the merger and acquisition expenses, non-interest expense for the first half of 2016 was $8,254,000, 3.0% less than the comparable period in 2017. Employee compensation expense increased in the first six months of 2017 by $79,000, and employee benefits costs increased by $100,000, representing increases of 2.3% and 8.8%, respectively, in comparison to the same period in 2016. Occupancy and equipment expense grew by 1.7%, or $916,000 during the first six months of 2017 compared to the same period in 2016. Other significant variances in the first six months of 2017 versus the same period in 2016 included an increase in net gains on sales of foreclosed properties of $51,000, and a $101,000 increase in other non-interest expense primarily due to fraudulent debt card transactions during the 2017 period.

As a percentage of average assets, annualized non-interest expense was 2.88% in the first half of 2017 compared to 2.99% in the first half of 2016. Excluding merger and acquisition expenses, annualized non-interest expense as a percentage of average assets was 2.86% in the first half of 2016.

Provision for income taxes:

Income tax expense in the first six months of 2017 was $574,000 as compared to the $417,000 recorded in the first six months of 2016. The Company qualifies for a federal tax credit for its low-income housing project investment, and the tax provisions for each period reflect the application of the tax credit. The tax credit recorded in each of the first six months periods of 2017 and 2016 was $286,000, offsetting $860,000 in regular tax expense in the 2017 period and $703,000 of regular tax expense in the 2016 period. For the first six months of 2017, the tax credit lowered the effective tax rate from 25.8% to 17.3% as compared to the same period in 2016, during which the tax credit lowered the effective tax rate from 24.9% to 14.8%.

Liquidity:

The objective of liquidity management is to ensure that sufficient funding is available, at a reasonable cost, to meet the ongoing operational cash needs of the Company and to take advantage of income producing opportunities as they arise. While the desired level of liquidity will vary depending upon a variety of factors, it is the primary goal of the Company to maintain an adequate level of liquidity in all economic environments. Principal sources of asset liquidity are provided by loans and securities maturing in one year or less, and other short-term investments, such as federal funds sold and cash and due from banks. Liability liquidity, which is more difficult to measure, can be funded by attracting deposits and maintaining the core deposit base. The Company is a member of the Federal Home Loan Bank of Pittsburgh for the purpose of providing short-term liquidity when other sources are unable to fill these liquidity needs. During the first six months of 2017, overnight borrowings from the Federal Home Loan Bank averaged $27,031,000. As of June 30, 2017, the Company had short term borrowings and long-term debt with the Federal Home Loan Bank of $29,142,000 and $25,000,000, respectively, and had remaining unused borrowing capacity with the Federal Home Loan Bank of $106.0 million.

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

Off-Balance Sheet Arrangements:

The Company’s consolidated financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk, credit risk, and interest rate risk. These commitments consist mainly of loans approved but not yet funded, unused lines of credit and outstanding letters of credit. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, financial and performance letters of credit have expiration dates within one year of issuance, while commercial letters of credit have longer term commitments. The credit risk involved in issuing letters of credit is essentially the same as the risks that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. The Company had $2,227,000 and $2,300,000 of financial and performance letters of credit commitments outstanding as of June 30, 2017 and December 31, 2016, respectively. Commercial letters of credit as of June 30, 2017 and December 31, 2016 totaled $12,650,000. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of June 30, 2017 for payments under letters of credit issued was not material. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk.

Additionally, the Company has committed to fund and sell qualifying residential mortgage loans to the Federal Home Loan Bank of Pittsburgh in the total amount of $10,000,000. As of June 30, 2017, $7,737,000 remained to be delivered on that commitment, $863,000 of which has been committed to borrowers.

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

Capital Adequacy:

Bank regulatory authorities in the United States issue risk-based capital standards. These capital standards relate a banking company’s capital to the risk profile of its assets and provide the basis by which all banking companies and banks are evaluated in terms of capital adequacy. Effective January 1, 2015, the risk-based capital rules were modified subject to a transition period for several aspects of the final rules, including the new minimum capital ratio requirements, the capital conservation buffer and the regulatory capital adjustments and deductions. The new framework is commonly called “BASEL III”. The final rules revised the federal regulatory agencies’ risk-based and leverage capital requirements and their method for calculating risk-weighted assets to make them consistent with the Basel III framework. The final rules apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies (“banking organizations”). Among other things, the rules established a new common equity tier 1 (CET1) minimum capital requirement (4.5% of risk-weighted assets) and a higher minimum tier 1 capital requirement (from 4.0% to 6.0% of risk-weighted assets), and assign higher risk weightings (150%) to exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property.

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

At June 30, 2017, the Bank exceeded the regulatory requirements to be considered a "well capitalized" financial institution under the new rules. The Bank’s CET1 and Tier 1 Capital ratio was 12.46%, its Total Capital ratio was 13.22% and its Tier 1 leverage was 8.34%. On a consolidated basis, the Company’s CET1 and Tier 1 Capital ratio was 14.33%, and Total Capital ratio and Tier 1 leverage ratio was 14.94% and 9.47%, respectively.

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

There can be volatility in the values of financial institution stocks, but the primary objective of the portfolio is to achieve value appreciation in the long term while earning consistently attractive after-tax yields from dividends. The carrying value of the financial institutions stocks accounted for 0.2% of the Company’s total assets as of June 30, 2017. Management performs an impairment analysis on the entire investment portfolio, including the financial institutions stocks, on a quarterly basis. For the six months ended June 30, 2017, no “other-than-temporary” impairment was identified. There is no assurance that declines in market values of the common stock portfolio in the future will not result in “other-than-temporary” impairment charges, depending upon facts and circumstances present.

The equity investments in the Company’s portfolio had a cost basis of approximately $1,000,000 and a fair value of $1,277,000 at June 30, 2017. Net unrealized gains in this portfolio were approximately $277,000 at June 30, 2017.

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

The primary objective of the Company’s asset-liability management process is to maximize current and future net interest income within acceptable levels of interest rate risk while satisfying liquidity and capital requirements. Management recognizes that a certain amount of interest rate risk is inherent, appropriate and necessary to ensure profitability. A simulation analysis is used to assess earnings and capital at risk from movements in interest rates. The model considers three major factors: (1) volume differences; (2) repricing differences; and (3) timing in its income simulation. As of the most recent model run, data was disseminated into appropriate repricing buckets, based upon the static position at that time. The interest-earning assets and interest-bearing liabilities were assigned a multiplier to simulate how much that particular balance sheet item would re-price when interest rates change. Finally, the estimated timing effect of rate changes is applied, and the net interest income effect is determined on a static basis (as if no other factors were present). As the table below indicates, based upon rate shock simulations on a static basis over a one-year period, the net effect of an immediate 100, 200, 300 and 400 basis point rate increase would change net interest income by ($37,000), ($294,000), ($962,000) and ($2,095,000), respectively. The net effect of an immediate 100, 200, 300, and 400 basis point rate decline would change net interest income by ($345), ($283), ($396), and ($531), respectively. The existence of rate floors on variable rate loans aid in mitigating against large fluctuations in the change in net interest income in a decreasing rate environment.

Effect of Interest Rate Risk on Net Interest Income

(Dollars in thousands)

Change in Interest Rates (Basis Points)	Total Change in Net Interest Income

400	$(2,095)
300	(962)
200	(294)
100	(37)
0	-
(100)	(345)
(200)	(283)
(300)	(396)
(400)	(531)

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2017, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined by the Securities Exchange Act of 1934 (“Exchange Act”), Rule 13a-15(e). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2017, that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting.

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

The Company has an active share repurchase program in place, to which there is no expiration date. As of August 9, 2017, the number of shares that may yet be purchased under the program was 173,990. Transactions pursuant to the repurchase program in the three month period ended June 30, 2017 are shown below.

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number	Average	Part of Publicly	Shares that May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	per Share	Programs	Plans or Programs (1)

April 1-30, 2017	-	$-	-	178,279
May 1-31, 2017	-	-	-	178,279
June 1-30, 2017	4,289	20.02	4,289	173,990

Totals	4,289		4,289	173,990

No repurchase plan or program expired during the quarter. The Company has no stock repurchase plan or program that it has determined to terminate prior to expiration or under which it does not intend to make further purchases.

Certain regulatory restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. At June 30, 2017, $33,629,000 of undistributed earnings of the Bank, included in the consolidated stockholders’ equity, was available for distribution to the Company as dividends without prior regulatory approval, subject to regulatory capital requirements.

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

Juniata Valley Financial Corp.
(Registrant)

Date	08-09-2017	By	/s/ Marcie A. Barber
Marcie A. Barber, President and Chief
Executive Officer (Principal Executive Officer)

Date	08-09-2017	By	/s/ JoAnn N. McMinn
JoAnn N. McMinn, Chief Financial
Officer (Principal Accounting Officer
and Principal Financial Officer)

