Form 10-Q
period 2017-09-30
JUNIATA VALLEY FINANCIAL CORP
filed 2017-11-09
CIK 714712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended September 30, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to _____________________________

Commission File Number ____________000-13232_____________________________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 9, 2017
Common Stock ($1.00 par value)	4,767,656 shares

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Financial Condition

	(Unaudited)
(Dollars in thousands, except share data)	September 30,	December 31,
	2017	2016
ASSETS
Cash and due from banks	$13,219	$9,464
Interest bearing deposits with banks	133	95
Cash and cash equivalents	13,352	9,559

Interest bearing time deposits with banks	350	350
Securities available for sale	159,180	150,488
Restricted investment in Federal Home Loan Bank (FHLB) stock	3,616	3,610
Investment in unconsolidated subsidiary	4,820	4,703
Residential mortgage loans held for sale	117	-
Total loans	382,616	378,297
Less: Allowance for loan losses	(2,907)	(2,723)
Total loans, net of allowance for loan losses	379,709	375,574
Premises and equipment, net	6,695	6,857
Other real estate owned	576	638
Bank owned life insurance and annuities	14,898	14,631
Investment in low income housing partnership	5,319	3,812
Core deposit and other intangible	210	262
Goodwill	5,448	5,448
Mortgage servicing rights	223	205
Accrued interest receivable and other assets	5,409	4,217
Total assets	$599,922	$580,354

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing	$109,880	$104,006
Interest bearing	363,703	351,816
Total deposits	473,583	455,822

Securities sold under agreements to repurchase	5,207	4,496
Short-term borrowings	27,500	27,700
Long-term debt	25,000	25,000
Other interest bearing liabilities	1,566	1,545
Accrued interest payable and other liabilities	6,618	6,701
Total liabilities	539,474	521,264
Stockholders' Equity:
Preferred stock, no par value: Authorized - 500,000 shares, none issued	-	-
Common stock, par value $1.00 per share: Authorized 20,000,000 shares
Issued -
4,811,611 shares at September 30, 2017;
4,805,000 shares at December 31, 2016
Outstanding -
4,767,656 shares at September 30, 2017;
4,755,630 shares at December 31, 2016	4,811	4,805
Surplus	18,548	18,476
Retained earnings	40,759	39,945
Accumulated other comprehensive loss	(2,839)	(3,209)
Cost of common stock in Treasury:
43,955 shares at September 30, 2017;
49,370 shares at December 31, 2016	(831)	(927)
Total stockholders' equity	60,448	59,090
Total liabilities and stockholders' equity	$599,922	$580,354

See Notes to Consolidated Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Income (Unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except share data)	September 30,		September 30,
	2017	2016	2017	2016
Interest income:
Loans, including fees	$4,607	$4,356	$13,491	$13,155
Taxable securities	729	590	2,128	1,831
Tax-exempt securities	112	100	340	314
Other interest income	9	3	20	13
Total interest income	5,457	5,049	15,979	15,313
Interest expense:
Deposits	561	461	1,555	1,350
Securities sold under agreements to repurchase	8	1	17	3
Short-term borrowings	80	5	212	49
Long-term debt	95	87	274	241
Other interest bearing liabilities	8	7	23	22
Total interest expense	752	561	2,081	1,665
Net interest income	4,705	4,488	13,898	13,648
Provision for loan losses	149	132	389	366
Net interest income after provision for loan losses	4,556	4,356	13,509	13,282
Non-interest income:
Customer service fees	428	471	1,302	1,279
Debit card fee income	274	264	824	769
Earnings on bank-owned life insurance and annuities	93	107	269	284
Trust fees	97	84	324	315
Commissions from sales of non-deposit products	43	43	140	181
Income from unconsolidated subsidiary	49	61	154	163
Fees derived from loan activity	77	58	181	175
Mortgage banking income	83	41	170	106
Gain on sales and calls of securities	2	6	510	134
Gain on sales of loans	-	-	-	113
Gain on life insurance proceeds	-	364	-	364
Other non-interest income	73	72	217	212
Total non-interest income	1,219	1,571	4,091	4,095
Non-interest expense:
Employee compensation expense	1,829	1,848	5,326	5,266
Employee benefits	567	564	1,802	1,699
Occupancy	291	278	878	847
Equipment	175	160	504	492
Data processing expense	440	493	1,318	1,358
Director compensation	60	59	183	176
Professional fees	148	130	431	405
Taxes, other than income	111	107	353	319
FDIC Insurance premiums	83	96	250	295
Loss (gain) on sales of other real estate owned	19	50	(26)	56
Amortization of intangibles	17	26	52	86
Amortization of investment in low-income housing partnership	173	120	412	359
Merger and acquisition expense	-	-	-	372
Other non-interest expense	529	399	1,457	1,226
Total non-interest expense	4,442	4,330	12,940	12,956
Income before income taxes	1,333	1,597	4,660	4,421
Income tax provision	127	150	701	567
Net income	$1,206	$1,447	$3,959	$3,854
Earnings per share
Basic	$0.25	$0.30	$0.83	$0.80
Diluted	$0.25	$0.30	$0.83	$0.80
Cash dividends declared per share	$0.22	$0.22	$0.66	$0.66
Weighted average basic shares outstanding	4,767,656	4,804,000	4,764,325	4,800,804
Weighted average diluted shares outstanding	4,778,950	4,805,177	4,772,935	4,801,521

See Notes to Consolidated Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,
	2017			2016
	Before		Net of	Before		Net of
(Dollars in thousands)	Tax	Tax	Tax	Tax	Tax	Tax
	Amount	Effect	Amount	Amount	Effect	Amount
Net income	$1,333	$(127)	$1,206	$1,597	$(150)	$1,447
Other comprehensive income:
Unrealized gains on available for sale securities:
Unrealized holding gains (losses) arising during the period	(20)	7	(13)	(267)	91	(176)
Unrealized holding gains (losses) from unconsolidated subsidiary	(3)	-	(3)	(4)	-	(4)
Less reclassification adjustment for gains included in net income (1) (3)	(2)	1	(1)	(6)	2	(4)
Amortization of pension net actuarial cost (2) (3)	57	(20)	37	62	(21)	41
Other comprehensive income (loss)	32	(12)	20	(215)	72	(143)
Total comprehensive income	$1,365	$(139)	$1,226	$1,382	$(78)	$1,304

	Nine Months Ended September 30,
	2017			2016
	Before		Net of	Before		Net of
	Tax	Tax	Tax	Tax	Tax	Tax
	Amount	Effect	Amount	Amount	Effect	Amount
Net income	$4,660	$(701)	$3,959	$4,421	$(567)	$3,854
Other comprehensive income:
Unrealized gains on available for sale securities:
Unrealized holding gains arising during the period	882	(300)	582	2,083	(708)	1,375
Unrealized holding gains (losses) from unconsolidated subsidiary	12	-	12	(5)	-	(5)
Less reclassification adjustment for gains included in net income (1) (3)	(510)	174	(336)	(134)	46	(88)
Amortization of pension net actuarial cost (2) (3)	170	(58)	112	186	(63)	123
Other comprehensive income	554	(184)	370	2,130	(725)	1,405
Total comprehensive income	$5,214	$(885)	$4,329	$6,551	$(1,292)	$5,259

See Notes to Consolidated Financial Statements

(1)	Amounts are included in gain on sales and calls of securities on the Consolidated Statements of Income as a separate element within total non-interest income.
(2)	Amounts are included in the computation of net periodic benefit cost and are included in employee benefits expense on the Consolidated Statements of Income as a separate element within total non-interest expense.
(3)	Income tax amounts are included in the provision for income taxes on the Consolidated Statements of Income.

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Stockholders' Equity (Unaudited)

For the Nine Months Ended September 30, 2017

	Number				Accumulated
	of				Other		Total
(Dollars in thousands, except share data)	Shares	Common		Retained	Comprehensive	Treasury	Stockholders'
	Outstanding	Stock	Surplus	Earnings	Loss	Stock	Equity
Balance, January 1, 2017	4,755,630	$4,805	$18,476	$39,945	$(3,209)	$(927)	$59,090
Net income				3,959			3,959
Other comprehensive income					370		370
Cash dividends at $0.66 per share				(3,145)			(3,145)
Stock-based compensation			54				54
Purchase of treasury stock	(4,289)					(86)	(86)
Treasury stock issued for stock plans	9,704		(10)			182	172
Common stock issued for stock plans	6,611	6	28				34
Balance, September 30, 2017	4,767,656	$4,811	$18,548	$40,759	$(2,839)	$(831)	$60,448

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Stockholders' Equity (Unaudited)

For the Nine Months Ended September 30, 2016

	Number				Accumulated
	of				Other		Total
(Dollars in thousands, except share data)	Shares	Common		Retained	Comprehensive	Treasury	Stockholders'
	Outstanding	Stock	Surplus	Earnings	Loss	Stock	Equity
Balance, January 1, 2016	4,798,086	$4,798	$18,352	$39,015	$(2,203)	$-	$59,962
Net income				3,854			3,854
Other comprehensive income					1,405		1,405
Cash dividends at $0.66 per share				(3,170)			(3,170)
Stock-based compensation			50				50
Purchase of treasury stock	(1,000)					(18)	(18)
Common stock issued for stock plans	6,914	7	57			-	64
Balance, September 30, 2016	4,804,000	$4,805	$18,459	$39,699	$(798)	$(18)	$62,147

See Notes to Consolidated Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)	Nine Months Ended September 30,
	2017	2016
Operating activities:
Net income	$3,959	$3,854
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	389	366
Depreciation	487	447
Net amortization of securities premiums	490	556
Net amortization of loan origination fees	48	31
Deferred net loan origination costs	(297)	(94)
Amortization of core deposit intangible	52	86
Amortization of investment in low income housing partnership	412	359
Net accretion (amortization) of purchase fair value adjustments	4	(7)
Net realized gain on sales and calls of securities	(510)	(134)
Net (gain) loss on sales and valuation of other real estate owned	(26)	56
Earnings on bank owned life insurance and annuities	(269)	(284)
Deferred income tax (credit) expense	(34)	31
Equity in earnings of unconsolidated subsidiary, net of dividends of $49 and $42	(105)	(121)
Stock-based compensation expense	54	50
Gain from sale of student loans	-	(113)
Mortgage loans originated for sale	(3,527)	(1,582)
Proceeds from mortgage loans sold to others	3,563	1,822
Mortgage banking income	(170)	(106)
Gain from life insurance proceeds	-	(364)
(Increase) decrease in accrued interest receivable and other assets	(1,360)	90
Increase (decrease) in accrued interest payable and other liabilities	146	(813)
Net cash provided by operating activities	3,306	4,130
Investing activities:
Purchases of:
Securities available for sale	(42,510)	(36,505)
Premises and equipment	(324)	(482)
Bank owned life insurance and annuities	(36)	(50)
Proceeds from:
Sales of securities available for sale	21,800	4,273
Maturities of and principal repayments on securities available for sale	12,407	36,190
(Purchase) redemption of FHLB stock	(6)	636
Sale of student loans	-	1,706
Life insurance claim	-	1,016
Sale of other real estate owned	617	132
Sale of other assets	25	-
Investment in low income housing partnership	(1,919)	(314)
Net increase in loans	(4,809)	(550)
Net cash (used in) provided by investing activities	(14,755)	6,052
Financing activities:
Net increase in deposits	17,756	6,199
Net increase (decrease) in short-term borrowings and securities sold under agreements to repurchase	511	(16,754)
Issuance of long-term debt	-	10,000
Repayment of long-term debt	-	(7,500)
Cash dividends	(3,145)	(3,170)
Purchase of treasury stock	(86)	(18)
Common stock issued for employee stock plans	206	64
Net cash provided by (used in) financing activities	15,242	(11,179)
Net increase (decrease) in cash and cash equivalents	3,793	(997)
Cash and cash equivalents at beginning of year	9,559	10,458
Cash and cash equivalents at end of period	$13,352	$9,461
Supplemental information:
Interest paid	$2,051	$1,673
Income taxes paid	385	200
Supplemental schedule of noncash investing and financing activities:
Transfer of loans to other real estate owned	$529	$289
Transfer of loans to repossessed vehicles	5	20

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three and nine months period ended September 30, 2017 are not necessarily indicative of the results for the year ending December 31, 2017. For further information, refer to the consolidated financial statements and notes thereto included in Juniata Valley Financial Corp.’s Annual Report on Form 10-K for the year ended December 31, 2016.

The Company has evaluated events and transactions occurring subsequent to the consolidated statement of financial condition date of September 30, 2017 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

2. Recent Accounting Standards Updates (ASU)

Accounting Standards Update 2017-12, Targeted Improvements to Accounting for Hedging Activities

Issued: August 2017

Summary: ASU 2017-12 improves Topic 815 by simplifying and expanding the eligible hedging strategies for financial and nonfinancial risks by more closely aligning hedge accounting with a company’s risk management activities, and also simplifies its application through targeted improvements in key practice areas. This includes expanding the list of items eligible to be hedged and amending the methods used to measure the effectiveness of hedging relationships. In addition, the ASU prescribes how hedging results should be presented and requires incremental disclosures. These changes are intended to allow preparers more flexibility and to enhance the transparency of how hedging results are presented and disclosed. Further, the new standard provides partial relief on the timing of certain aspects of hedge documentation and eliminates the requirement to recognize hedge ineffectiveness separately in earnings in the current period.

Effective Date: The amendments are effective for public business entities, for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early application is permitted in any interim period after issuance of the amendments for existing hedging relationships on the date of adoption. This Update will have no impact on the Company’s consolidated financial position and results of operations.

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

Accounting Standards Update 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

Issued: June 2016

Summary: ASU 2016-13 requires credit losses on most financial assets to be measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (“CECL”) model). Under this model, entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications unless reasonable expectation of a troubled debt restructuring exists) from the date of initial recognition of that instrument.

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

Accounting Standards Update 2016-02, Leases

Issued: February 2016

Summary: The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.

Effective Date: The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company has determined that the provisions of ASU 2016-02 will result in an increase in assets to recognize the present value of the lease obligations with a corresponding increase in liabilities; however, the Company does not expect this new standard to have a material impact on the Company’s financial position, results of operations or cash flows.

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

Effective Date: For public entities, the amendments in the Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company currently holds a small portfolio of equity investments for which the fair value fluctuates with market activity. Had ASU 2016-01 become effective on September 30, 2017, the cumulative effect adjustment to income before tax would have been $287,000 (see Note 6). The cumulative adjustment that will be recognized upon adoption of the amendments in this update in the first quarter of 2018 will be dependent upon the size of the equity portfolio and the market values at that time.

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

In August 2015, the FASB issued Accounting Standards Update 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. ASU 2015-14 defers the effective date of the new revenue recognition standard by one year. As such, it now takes effect for public entities in fiscal years beginning after December 15, 2017. All other entities have an additional year. However, early adoption is permitted for any entity that chooses to adopt the new standard as of the original effective date. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that year.

Three basic transition methods are available – full retrospective, retrospective with certain practical expedients, and a cumulative effect approach. Under the third alternative, an entity would apply the new revenue standard only to contracts that are incomplete under legacy U.S. GAAP at the date of initial application (e.g. January 1, 2018) and recognize the cumulative effect of the new standard as an adjustment to the opening balance of retained earnings. That is, prior years would not be restated and additional disclosures would be required to enable users of the financial statements to understand the impact of adopting the new standard in the current year compared to prior years that are presented under legacy U.S. GAAP. Early adoption is prohibited under U.S. GAAP.

Because the amended guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other U.S. GAAP, the Company’s preliminary analysis suggests that the adoption of this amended guidance is not expected to have a material impact on its consolidated financial statements, although the Company will be subject to expanded disclosure requirements upon adoption for which it is still evaluating, along with the preferred adoption method. The Company is assessing the affect the guidance will have on the recognition processes for wealth and asset management revenue, banking revenue and card and processing revenue. However, there are certain areas of the amended guidance, such as credit card interchange fees programs that are subject to interpretation. The Company is still in the process of analyzing these contracts and has not made a final conclusion regarding the applicability and related impact, if any, on the consolidated financial statements. Accordingly, the results of the Company’s materiality analysis, as well as its selected adoption method, may change as these conclusions are reached.

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

The allocation of the purchase price is as follows:

(Dollars in thousands)

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

The following table summarizes the fair value of the assets acquired and liabilities assumed.

(Dollars in thousands)

Total purchase price	$12,845

Net assets acquired
Cash and cash equivalents	3,452
Interest-bearing time deposits	350
Investment securities	35,458
Loans	47,055
Premises and equipment	419
Accrued interest receivable	550
Core deposit and other intangibles	343
Other real estate owned	114
Other assets	763
Deposits	(77,665)
Accrued interest payable	(13)
Other liabilities	(1,316)
9,510
Goodwill	$3,335

As of November 30, 2015, the merger date, goodwill was recorded at $3,335,000. Accounting Standard Codification (“ASC”) 805 allows for adjustments to goodwill for a period of up to one year after the merger date for information that becomes available that reflects circumstances at the merger date. During 2016, such information became available and goodwill was adjusted by $67,000, to $3,402,000, to reflect adjustments to fair value of two assets.

The fair value of the financial assets acquired included loans receivable with a gross amortized cost basis of $47,797,000. The table below illustrates the fair value adjustments made to the amortized cost basis in order to present a fair value of the loans acquired.

(Dollars in thousands)

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

The information about the acquired FNBPA impaired loan portfolio as of November 30, 2015 is as follows:

(Dollars in thousands)

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

(Dollars in thousands, except per share data)	Years Ended December 31,
	2015	2014
Consolidated net interest income after loan loss provision	$17,731	$17,089
Consolidated non-interest income	4,841	4,745
Consolidated non-interest expense	17,124	18,358
Consolidated net income	4,862	3,353
Consolidated net income per common share	$1.01	$0.70

4. Accumulated other Comprehensive loss

Components of accumulated other comprehensive loss, net of tax, consisted of the following:

(Dollars in thousands)
	September 30, 2017	December 31, 2016
Unrealized losses on available for sale securities	$(609)	$(866)
Unrecognized expense for defined benefit pension	(2,230)	(2,343)
Accumulated other comprehensive loss	$(2,839)	$(3,209)

5. Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Potential common shares that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury stock method.

The following tables set forth the computation of basic and diluted earnings per share:

(Dollars in thousands, except earnings per share data)	Three Months Ended September 30,
	2017	2016
Net income	$1,206	$1,447
Weighted-average common shares outstanding	4,768	4,804
Basic earnings per share	$0.25	$0.30

Weighted-average common shares outstanding	4,768	4,804
Common stock equivalents due to effect of stock options	11	1
Total weighted-average common shares and equivalents	4,779	4,805
Diluted earnings per share	$0.25	$0.30

	Nine Months Ended September 30,
	2017	2016
Net income	$3,959	$3,854
Weighted-average common shares outstanding	4,764	4,801
Basic earnings per share	$0.83	$0.80

Weighted-average common shares outstanding	4,764	4,801
Common stock equivalents due to effect of stock options	9	1
Total weighted-average common shares and equivalents	4,773	4,802
Diluted earnings per share	$0.83	$0.80

6. Securities

The Company’s investment portfolio includes primarily bonds issued by U.S. Government sponsored agencies (approximately 22% of the investment portfolio), mortgage-backed securities issued by Government-sponsored agencies and backed by residential mortgages (approximately 61%) and municipal bonds (approximately 16%) as of September 30, 2017. Most of the municipal bonds are general obligation bonds with maturities or pre-refunding dates within 5 years. The remaining 1% of the portfolio includes a group of equity investments in other financial institutions.

The amortized cost and fair value of securities as of September 30, 2017 and December 31, 2016, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the securities may be called or prepaid with or without prepayment penalties.

	September 30, 2017
(Dollars in thousands)			Gross	Gross
	Amortized	Fair	Unrealized	Unrealized
	Cost	Value	Gains	Losses
Securities Available for Sale
Type and Maturity
Obligations of U.S. Government agencies and corporations
After one year but within five years	$15,998	$15,878	$-	$(120)
After five years but within ten years	19,002	18,585	-	(417)
	35,000	34,463	-	(537)
Obligations of state and political subdivisions
Within one year	2,418	2,418	1	(1)
After one year but within five years	12,659	12,781	123	(1)
After five years but within ten years	10,783	10,746	46	(83)
	25,860	25,945	170	(85)

Mortgage-backed securities	98,251	97,485	96	(862)
Equity securities	1,000	1,287	288	(1)
Total	$160,111	$159,180	$554	$(1,485)

	December 31, 2016
(Dollars in thousands)			Gross	Gross
	Amortized	Fair	Unrealized	Unrealized
	Cost	Value	Gains	Losses
Securities Available for Sale
Type and Maturity
Obligations of U.S. Government agencies and corporations
After one year but within five years	$19,495	$19,331	$13	$(177)
After five years but within ten years	17,000	16,468	-	(532)
	36,495	35,799	13	(709)
Obligations of state and political subdivisions
Within one year	2,819	2,820	2	(1)
After one year but within five years	13,268	13,240	39	(67)
After five years but within ten years	10,923	10,599	16	(340)
	27,010	26,659	57	(408)

Mortgage-backed securities	86,670	85,702	114	(1,082)
Equity securities	1,615	2,328	713	-
Total	$151,790	$150,488	$897	$(2,199)

Certain obligations of the U.S. Government and state and political subdivisions are pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law. The carrying value of the pledged assets was $49,050,000 and $36,638,000 at September 30, 2017 and December 31, 2016, respectively.

In addition to cash received from the scheduled maturities of securities, some investment securities available for sale are sold or called at current market values during the course of normal operations.

The following chart summarizes proceeds received from sales or calls of investment securities transactions and the resulting realized gains and losses.

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30,		September 30,
	2017	2016	2017	2016
Gross proceeds from sales of securities	$10,166	$-	$21,800	$4,273
Securities available for sale:
Gross realized gains from sold and called securities	$30	$6	$539	$49
Gross realized losses from sold and called securities	(28)	-	(32)	(15)
Gross gains from business combinations	-	-	3	100

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

In instances when a determination is made that an other-than-temporary impairment exists and the entity does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, the other-than-temporary impairment is separated into the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income (loss).

The following table shows gross unrealized losses and fair value, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2017 and December 31, 2016:

	Unrealized Losses at September 30, 2017
	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. Government agencies and corporations	$27,680	$(320)	$6,782	$(217)	$34,462	$(537)
Obligations of state and political subdivisions	6,070	(67)	1,695	(18)	7,765	(85)
Mortgage-backed securities	78,495	(862)	-	-	78,495	(862)
Total debt securities	112,245	(1,249)	8,477	(235)	120,722	(1,484)
Equity securities	-	-	4	(1)	4	(1)
Total temporarily impaired securities	$112,245	$(1,249)	$8,481	$(236)	$120,726	$(1,485)

	Unrealized Losses at December 31, 2016
	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. Government agencies and corporations	$32,783	$(709)	$-	$-	$32,783	$(709)
Obligations of state and political subdivisions	17,437	(406)	300	(2)	17,737	(408)
Mortgage-backed securities	68,989	(1,082)	-	-	68,989	(1,082)
Total temporarily impaired securities	$119,209	$(2,197)	$300	$(2)	$119,509	$(2,199)

At September 30, 2017, 20 U.S. Government agency and corporation securities had unrealized losses that, in the aggregate, did not exceed 2.0% of amortized cost. Four of these securities have been in a continuous loss position for 12 months or more.

At September 30, 2017, 12 obligations of state and political subdivisions had unrealized losses that, in the aggregate, did not exceed 1.0% of amortized cost. Four of these securities has been in a continuous loss position for 12 months or more.

At September 30, 2017, 37 mortgage-backed securities had an unrealized loss that did not exceed 1.0% of amortized cost. None of these securities has been in a continuous loss position for 12 months or more.

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

Equity securities owned by the Company consist of common stock of various financial services providers and are evaluated quarterly for evidence of other-than-temporary impairment. There was one equity security that was in an unrealized loss position for 12 months or more as of September 30, 2017. Management has identified no other-than-temporary impairment as of, or for the periods ended, September 30, 2017, September 30, 2016 and December 31, 2016, respectively, in the equity portfolio. Management continues to track the performance of each stock owned to determine if it is prudent to recognize any other-than-temporary impairment charges. The Company has the ability and intent to hold its equity securities until recovery of unrealized losses.

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

In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination, which may not be currently available to management. Based on management’s comprehensive analysis of the loan portfolio, management believes the level of the allowance for loan losses as of September 30, 2017 was adequate.

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

Loans whose terms are modified are classified as troubled debt restructurings if the Company grants borrowers’ concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring generally involve a below-market interest rate based on the loan’s risk characteristics or an extension of a loan’s stated maturity date. Nonaccrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for a sustained period of time after modification. Loans classified as troubled debt restructurings are designated as impaired.

The component of the allowance for contingencies relates to other loans that have been segmented into risk rated categories. The borrower’s overall financial condition, repayment sources, guarantors and value of collateral, if appropriate, are evaluated quarterly or when credit deficiencies arise, such as delinquent loan payments. Credit quality risk ratings include regulatory classifications of special mention, substandard, doubtful and loss. Loans classified as special mention have potential weaknesses that deserve management’s close attention. If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects. Loans classified as substandard have one or more well-defined weaknesses that jeopardize the liquidation of the debt. Substandard loans include loans that are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified doubtful have all the weaknesses inherent in loans classified substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable. Loans classified as a loss are considered uncollectible and are charged to the allowance for loan losses. Loans not classified are rated pass. Specific reserves may be established for larger, individual classified loans as a result of this evaluation, as discussed above. Remaining loans are categorized into large groups of smaller balance homogeneous loans and are collectively evaluated for impairment. This computation is generally based on historical loss experience adjusted for qualitative factors. The historical loss experience is averaged over a ten-year period for each of the portfolio segments. The ten-year timeframe was selected in order to capture activity over a wide range of economic conditions and has been consistently used by the Company for the past seven years. Qualitative risk factors are reviewed for relevancy each quarter and include:

•	National, regional and local economic and business conditions, as well as the condition of various market segments, including the underlying collateral for collateral dependent loans;
•	Nature and volume of the portfolio and terms of loans;
•	Experience, ability and depth of lending and credit management staff;
•	Volume and severity of past due, classified and nonaccrual loans, as well as other loan modifications;
•	Existence and effect of any concentrations of credit and changes in the level of such concentrations; and
•	Effect of external factors, including competition.

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

Loan Portfolio Classification

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of September 30, 2017 and December 31, 2016.

(Dollars in thousands)		Special
	Pass	Mention	Substandard	Doubtful	Total
As of September 30, 2017
Commercial, financial and agricultural	$38,540	$8,387	$1,617	$7	$48,551
Real estate - commercial	102,322	24,585	6,014	1,419	134,340
Real estate - construction	22,033	2,674	3,438	-	28,145
Real estate - mortgage	140,281	3,617	3,072	813	147,783
Obligations of states and political subdivisions	12,863	999	-	-	13,862
Personal	9,892	36	7	-	9,935
Total	$325,931	$40,298	$14,148	$2,239	$382,616

(Dollars in thousands)		Special
	Pass	Mention	Substandard	Doubtful	Total
As of December 31, 2016
Commercial, financial and agricultural	$34,510	$5,104	$1,213	$-	$40,827
Real estate - commercial	100,153	15,843	6,726	989	123,711
Real estate - construction	24,702	4,044	6,460	-	35,206
Real estate - mortgage	144,353	4,426	4,496	1,630	154,905
Obligations of states and political subdivisions	12,431	1,185	-	-	13,616
Personal	9,970	52	10	-	10,032
Total	$326,119	$30,654	$18,905	$2,619	$378,297

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

The following tables summarize information regarding impaired loans by portfolio class as of September 30, 2017 and December 31, 2016.

	As of September 30, 2017			As of December 31, 2016
		Unpaid			Unpaid
(Dollars in thousands)	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
Impaired loans
With no related allowance recorded:
Commercial, financial and agricultural	$356	$364	$-	$436	$439	$-
Real estate - commercial	5,842	6,830	-	5,499	6,475	-
Acquired with credit deterioration	199	253	-	641	730	-
Real estate - construction	-	-	-	2,455	2,455	-
Real estate - mortgage	2,521	4,047	-	3,345	5,020	-
Acquired with credit deterioration	343	387	-	415	440	-

With an allowance recorded:
Real estate - mortgage	$-	$-	$-	$712	712	56

Total:
Commercial, financial and agricultural	$356	$364	$-	$436	$439	$-
Real estate - commercial	5,842	6,830	-	5,499	6,475	-
Acquired with credit deterioration	199	253	-	641	730	-
Real estate - construction	-	-	-	2,455	2,455	-
Real estate - mortgage	2,521	4,047	-	4,057	5,732	56
Acquired with credit deterioration	343	387	-	415	440	-
	$9,261	$11,881	$-	$13,503	$16,271	$56

Average recorded investment of impaired loans and related interest income recognized for the three and nine months ended September 30, 2017 and 2016 are summarized in the tables below.

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
	Average	Interest	Cash Basis	Average	Interest	Cash Basis
(Dollars in thousands)	Recorded	Income	Interest	Recorded	Income	Interest
	Investment	Recognized	Income	Investment	Recognized	Income
Impaired loans
With no related allowance recorded:
Commercial, financial and agricultural	$351	$5	$-	$479	$7	$-
Real estate - commercial	5,336	81	-	5,972	84	-
Acquired with credit deterioration	204	-	-	679	-	-
Real estate - construction	-	-	-	2,561	34	-
Real estate - mortgage	2,795	5	6	3,136	4	14
Acquired with credit deterioration	347	-	-	482	-	-
Personal	-	-	-	1	-	-

With an allowance recorded:
Commercial, financial and agricultural	$8	$-	$-	$-	$-	$-
Real estate - commercial	460	-	-	50	-	-
Real estate - mortgage	-	-	-	826	-	-

Total:
Commercial, financial and agricultural	$359	$5	$-	$479	$7	$-
Real estate - commercial	5,796	81	-	6,022	84	-
Acquired with credit deterioration	204	-	-	679	-	-
Real estate - construction	-	-	-	2,561	34	-
Real estate - mortgage	2,795	5	6	3,962	4	14
Acquired with credit deterioration	347	-	-	482	-	-
Personal	-	-	-	1	-	-
	$9,501	$91	$6	$14,186	$129	$14

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
	Average	Interest	Cash Basis	Average	Interest	Cash Basis
(Dollars in thousands)	Recorded	Income	Interest	Recorded	Income	Interest
	Investment	Recognized	Income	Investment	Recognized	Income
Impaired loans
With no related allowance recorded:
Commercial, financial and agricultural	$396	$18	$-	$414	$23	$-
Real estate - commercial	5,671	238	-	3,909	252	-
Acquired with credit deterioration	420	-	-	742	-	-
Real estate - construction	1,228	34	-	1,281	102	-
Real estate - mortgage	2,933	16	19	2,949	22	26
Acquired with credit deterioration	379	-	-	526	-	-

With an allowance recorded:
Real estate - commercial	$-	$-	$-	$50	$-	$-
Real estate - mortgage	356	-	-	397	-	-

Total:
Commercial, financial and agricultural	$396	$18	$-	$414	$23	$-
Real estate - commercial	5,671	238	-	3,959	252	-
Acquired with credit deterioration	420	-	-	742	-	-
Real estate - construction	1,228	34	-	1,281	102	-
Real estate - mortgage	3,289	16	19	3,346	22	26
Acquired with credit deterioration	379	-	-	526	-	-
	$11,383	$306	$19	$10,268	$399	$26

The following table presents nonaccrual loans by classes of the loan portfolio as of September 30, 2017 and December 31, 2016.

(Dollars in thousands)
	September 30, 2017	December 31, 2016
Nonaccrual loans:
Commercial, financial and agricultural	$7	$-
Real estate - commercial	1,419	1,016
Real estate - mortgage	2,203	3,717
Total	$3,629	$4,733

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of September 30, 2017 and December 31, 2016.

							Loans Past
							Due Greater
	30-59	60-89	Greater				than 90
(Dollars in thousands)	Days Past	Days Past	than 90	Total Past		Total	Days and
	Due	Due	Days	Due	Current	Loans	Accruing
As of September 30, 2017
Commercial, financial and agricultural	$-	$-	$-	$-	$48,551	$48,551	$-
Real estate - commercial:
Real estate - commercial	22	-	-	22	134,119	134,141	-
Acquired with credit deterioration	170	-	29	199	-	199	29
Real estate - construction	-	-	-	-	28,145	28,145	-
Real estate - mortgage:
Real estate - mortgage	653	31	221	905	146,535	147,440	221
Acquired with credit deterioration	112	-	13	125	218	343	13
Obligations of states and political	-	-	-	-			-
subdivisions		-	-	-	13,862	13,862	-
Personal	71	-	-	71	9,864	9,935	-
Total	$1,028	$31	$263	$1,322	$381,294	$382,616	$263

							Loans Past
							Due Greater
	30-59	60-89	Greater				than 90
(Dollars in thousands)	Days Past	Days Past	than 90	Total Past		Total	Days and
	Due	Due	Days	Due	Current	Loans	Accruing
As of December 31, 2016
Commercial, financial and agricultural	$15	$-	$6	$21	$40,806	$40,827	$6
Real estate - commercial:
Real estate - commercial	55	-	-	55	123,015	123,070	-
Acquired with credit deterioration	-	-	452	452	189	641	452
Real estate - construction	6	-	508	514	34,692	35,206	508
Real estate - mortgage:
Real estate - mortgage	1,097	57	40	1,194	153,296	154,490	40
Acquired with credit deterioration	-	-	138	138	277	415	138
Obligations of states and political
subdivisions	-	-	-	-	13,616	13,616	-
Personal	25	3	-	28	10,004	10,032	-
Total	$1,198	$60	$1,144	$2,402	$375,895	$378,297	$1,144

The following table summarizes information regarding troubled debt restructurings by loan portfolio class at September 30, 2017 and December 31, 2016.

		Pre-Modification	Post-Modification
(Dollars in thousands)	Number of	Outstanding Recorded	Outstanding Recorded
	Contracts	Investment	Investment	Recorded Investment
As of September 30, 2017
Accruing troubled debt restructurings:
Real estate - mortgage	7	$369	$397	$321

Non-accruing troubled debt restructurings:
Real estate - mortgage	1	25	25	21
Commercial, financial, agricultural	1	19	20	7
	9	$413	$442	$349

		Pre-Modification	Post-Modification
(Dollars in thousands)	Number of	Outstanding Recorded	Outstanding Recorded
	Contracts	Investment	Investment	Recorded Investment
As of December 31, 2016
Accruing troubled debt restructurings:
Real estate - mortgage	7	$369	$397	$340

Non-accruing troubled debt restructurings:
Real estate - mortgage	1	25	25	23
	8	$394	$422	$363

The Company’s troubled debt restructurings are also impaired loans, which may result in a specific allocation and subsequent charge-off if appropriate. As of September 30, 2017, there were no specific reserves carried for troubled debt restructured loans. There were also no defaults of troubled debt restructurings that took place during the three or nine months ended September 30, 2017 or 2016 within 12 months of restructure. On December 31, 2016, there were no specific reserves carried for troubled debt restructured loans and no charge-offs relating to the troubled debt restructurings. The amended terms of the restructured loans vary, whereby interest rates have been reduced, principal payments have been reduced or deferred for a period of time and/or maturity dates have been extended.

There were no loan terms modified resulting in troubled debt restructuring during the three months ended September 30, 2017 or 2016. The following tables summarize the loans whose terms have been modified resulting in troubled debt restructurings during the nine month periods ending September 30, 2017 and 2016.

		Pre-Modification	Post-Modification
(Dollars in thousands)	Number of	Outstanding Recorded	Outstanding Recorded
	Contracts	Investment	Investment	Recorded Investment
Nine Months Ended September 30, 2017
Accruing troubled debt restructurings:
Commercial, financial, agricultural	1	$19	$20	$7
	1	$19	$20	$7

		Pre-Modification	Post-Modification
(Dollars in thousands)	Number of	Outstanding Recorded	Outstanding Recorded
	Contracts	Investment	Investment	Recorded Investment
Nine Months Ended September 30, 2016
Non-accruing troubled debt restructurings:
Real estate - mortgage	1	$25	$25	$24
	1	$25	$25	$24

Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process at September 30, 2017 and December 31, 2016 totaled $1,167,000 and $1,778,000, respectively.

The following tables summarize the activity in the allowance for loan losses and related investments in loans receivable.

As of, and for the periods ended, September 30, 2017

					Obligations of
	Commercial,				states and
(Dollars in thousands)	financial and	Real estate -	Real estate -	Real estate -	political
	agricultural	commercial	construction	mortgage	subdivisions	Personal	Total
Allowance for loan losses:
Beginning balance, July 1, 2017	$402	$1,125	$172	$1,093	$-	$84	$2,876
Charge-offs	(9)	(70)	-	(37)	-	(7)	(123)
Recoveries	2	-	-	1	-	2	5
Provisions	(33)	100	30	50	-	2	149
Ending balance, September 30, 2017	$362	$1,155	$202	$1,107	$-	$81	$2,907

					Obligations of
	Commercial,				states and
	financial and	Real estate -	Real estate -	Real estate -	political
	agricultural	commercial	construction	mortgage	subdivisions	Personal	Total
Allowance for loan losses:
Beginning balance, January 1, 2017	$318	$948	$231	$1,143	$-	$83	$2,723
Charge-offs	(46)	(70)	-	(120)	-	(24)	(260)
Recoveries	2	-	-	45	-	8	55
Provisions	88	277	(29)	39	-	14	389
Ending balance, September 30, 2017	$362	$1,155	$202	$1,107	$-	$81	$2,907
individually evaluated for impairment	-	-	-	-	-	-	-
collectively evaluated for impairment	$362	$1,155	$202	$1,107	$-	$81	$2,907

Loans receivable:
Ending balance	$48,551	$134,340	$28,145	$147,783	$13,862	$9,935	$382,616
individually evaluated for impairment	356	5,842	-	2,521	-	-	8,719
acquired with credit deterioration	-	199	-	343	-	-	542
collectively evaluated for impairment	$48,195	$128,299	$28,145	$144,919	$13,862	$9,935	$373,355

As of, and for the periods ended, September 30, 2016

					Obligations of
	Commercial,				states and
(Dollars in thousands)	financial and	Real estate -	Real estate -	Real estate -	political
	agricultural	commercial	construction	mortgage	subdivisions	Personal	Total
Allowance for loan losses:
Beginning balance, July 1, 2016	$308	$802	$191	$1,200	$-	$72	$2,573
Charge-offs	-	(4)	-	(10)	-	(7)	(21)
Recoveries	-	-	-	-	-	4	4
Provisions	2	59	12	45	-	14	132
Ending balance, September 30, 2016	$310	$857	$203	$1,235	$-	$83	$2,688

					Obligations of
	Commercial,				states and
	financial and	Real estate -	Real estate -	Real estate -	political
	agricultural	commercial	construction	mortgage	subdivisions	Personal	Total
Allowance for loan losses:
Beginning balance, January 1, 2016	$264	$836	$191	$1,140	$-	$47	$2,478
Charge-offs	(4)	(146)	-	(28)	-	(20)	(198)
Recoveries	-	24	-	1	-	17	42
Provisions	50	143	12	122	-	39	366
Ending balance, September 30, 2016	$310	$857	$203	$1,235	$-	$83	$2,688
individually evaluated for impairment	-	50	-	94	-	-	144
collectively evaluated for impairment	$310	$807	$203	$1,141	$-	$83	$2,544

Loans receivable:
Ending balance	$38,653	$124,586	$30,752	$159,522	$13,857	$9,909	$377,279
individually evaluated for impairment	353	6,067	2,561	4,056	-	-	13,037
acquired with credit deterioration	-	650	-	422	-	-	1,072
collectively evaluated for impairment	$38,300	$117,869	$28,191	$155,044	$13,857	$9,909	$363,170

As of December 31, 2016

					Obligations of
	Commercial,				states and
(Dollars in thousands)	financial and	Real estate -	Real estate -	Real estate -	political
	agricultural	commercial	construction	mortgage	subdivisions	Personal	Total
Allowance for loan losses:
Beginning balance, January 1, 2016	$264	$836	$191	$1,140	$-	$47	$2,478
Charge-offs	(4)	(146)	-	(103)	-	(26)	(279)
Recoveries	-	24	-	15	-	19	58
Provisions	58	234	40	91	-	43	466
Ending balance, December 31, 2016	$318	$948	$231	$1,143	$-	$83	$2,723
individually evaluated for impairment	-	-	-	56	-	-	56
collectively evaluated for impairment	$318	$948	$231	$1,087	$-	$83	$2,667

Loans receivable:
Ending balance	$40,827	$123,711	$35,206	$154,905	$13,616	$10,032	$378,297
individually evaluated for impairment	436	5,499	2,455	4,057	-	-	12,447
acquired with credit deterioration	-	641	-	415	-	-	1,056
collectively evaluated for impairment	$40,391	$117,571	$32,751	$150,433	$13,616	$10,032	$364,794

8. Goodwill and other intangible assets

Branch Acquisition

On September 8, 2006, the Company acquired a branch office in Richfield, PA. Goodwill at September 30, 2017 and December 31, 2016 was $2,046,000. Core deposit intangible of $431,000 was fully amortized as of September 30, 2016. The core deposit intangible was amortized over a ten-year period on a straight-line basis. Goodwill is not amortized, but is measured annually for impairment or more frequently if certain events occur which might indicate goodwill has been impaired. Core deposit amortization expense was $7,000 and $29,000 in the three and nine months ending September 30, 2016. There was no impairment of goodwill during the three or nine month periods ended September 30, 2017 or 2016.

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

Amortization expense recognized for intangibles related to the FNBPA acquisition in the three and nine months ended September 30, 2017 was $17,000 and $52,000, respectively. The amortization expense recognized during the three and nine months ended September 30, 2016 was $19,000 and $57,000, respectively, for intangibles related to the FNBPA acquisition.

	FNBPA	FNBPA	Branch
	Acquisition	Acquisition	Acquisition
	Core	Other	Core
(Dollars in thousands)	Deposit	Intangible	Deposit
	Intangible	Assets	Intangible
Beginning Balance at Acquisition Date	$303	$40	$431
Amortization expense recorded prior to January 1, 2016	4	2	402
Amortization expense recorded in the twelve months ended December 31, 2016	55	20	29
Unamortized balance as of December 31, 2016	244	18	$-
Amortization expense recorded in the Nine Months Ended September 30, 2017	37	15
Unamortized balance as of September 30, 2017	$207	$3

Scheduled remaining amortization expense for years ended:
December 31, 2017	$12	$3
December 31, 2018	44	-
December 31, 2019	38	-
December 31, 2020	33	-
December 31, 2021	27	-
After December 31, 2021	53	-

9. Investment in Unconsolidated Subsidiary

The Company owns 39.16% of the outstanding common stock of Liverpool Community Bank (LCB), Liverpool, PA. This investment is accounted for under the equity method of accounting and is being carried at $4,820,000 as of September 30, 2017. The Company increases its investment in LCB for its share of earnings and decreases its investment by any dividends received from LCB. The investment is evaluated quarterly for impairment. A loss in value of the investment which is determined to be other than a temporary decline would be recognized as a loss in the period in which such determination is made. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of LCB to sustain an earnings capacity that would justify the current carrying value of the investment. There was no impairment of goodwill relating to LCB during the three or nine month periods ended September 30, 2017 or 2016.

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

Securities Available for Sale – Debt securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurement from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. Equity securities classified as available for sale are reported at fair value using Level 1 and Level 2 inputs.

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

The following table summarizes financial assets and financial liabilities measured at fair value as of September 30, 2017 and December 31, 2016, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value. There were no transfers of assets between fair value Level 1 and Level 2 during the nine months ended September 30, 2017 or 2016.

		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
(Dollars in thousands)	September 30,	for Identical	Observable	Unobservable
	2017	Assets	Inputs	Inputs
Measured at fair value on a recurring basis:
Debt securities available-for-sale:
Obligations of U.S. Government agencies and corporations	$34,463	$-	$34,463	$-
Obligations of state and political subdivisions	25,945	-	25,945	-
Mortgage-backed securities	97,485	-	97,485	-
Equity securities available-for-sale	1,287	1,107	180	-

Measured at fair value on a non-recurring basis:
Impaired loans	$2,239	$-	$-	$2,239
Other real estate owned	165	-	-	165
Mortgage servicing rights	223	-	-	223

		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
(Dollars in thousands)	December 31,	for Identical	Observable	Unobservable
	2016	Assets	Inputs	Inputs
Measured at fair value on a recurring basis:
Debt securities available-for-sale:
Obligations of U.S. Government agencies and corporations	$35,799	$-	$35,799	$-
Obligations of state and political subdivisions	26,659	-	26,659	-
Mortgage-backed securities	85,702	-	85,702	-
Equity securities available-for-sale	2,328	2,148	180	-

Measured at fair value on a non-recurring basis:
Impaired loans	$2,563	$-	$-	$2,563
Other real estate owned	358	-	-	358
Mortgage servicing rights	205	-	-	205

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs have been used to determine fair value:

(Dollars in thousands)
September 30, 2017	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
Impaired loans	$2,239	Appraisal of collateral (1)	Appraisal and liquidation adjustments (2)	0% - 12%	7%
Other real estate owned	165	Appraisal of collateral (1)	Appraisal and liquidation adjustments (2)	13% - 72%	30%
Mortgage servicing rights	223	Multiple of annual servicing fee	Estimated pre-payment speed, based on rate and term	300% - 400%	369%

(Dollars in thousands)
December 31, 2016	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
Impaired loans	$2,563	Appraisal of collateral (1)	Appraisal and liquidation adjustments (2)	7% - 58%	8.9%
Other real estate owned	358	Appraisal of collateral (1)	Appraisal and liquidation adjustments (2)	30 - 72%	46%
Mortgage servicing rights	205	Multiple of annual servicing fee	Estimated pre-payment speed, based on rate and term	300% - 400%	368%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral that generally include various Level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted downward by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

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

The estimated fair values of the Company’s financial instruments are as follows:

	Financial Instruments
	September 30, 2017		December 31, 2016
(Dollars in thousands)	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and due from banks	$13,219	$13,219	$9,464	$9,464
Interest bearing deposits with banks	133	133	95	95
Interest bearing time deposits with banks	350	350	350	350
Securities	159,180	159,180	150,488	150,488
Restricted investment in FHLB stock	3,616	3,616	3,610	3,610
Loans held for sale	117	117	-	-
Loans, net of allowance for loan losses	379,709	374,642	375,574	366,660
Mortgage servicing rights	223	223	205	205
Accrued interest receivable	1,620	1,620	1,582	1,582

Financial liabilities:
Non-interest bearing deposits	$109,880	$109,880	$104,006	$104,006
Interest bearing deposits	363,703	363,854	351,816	354,628
Securities sold under agreements to repurchase	5,207	5,207	4,496	4,496
Short-term borrowings	27,500	27,500	27,700	27,700
Long-term debt	25,000	24,965	25,000	24,963
Other interest bearing liabilities	1,566	1,568	1,545	1,549
Accrued interest payable	298	298	268	268

Off-balance sheet financial instruments:
Commitments to extend credit	$-	$-	$-	$-
Letters of credit	-	-	-	-

The following tables present the carrying amount, fair value and placement in the fair value hierarchy of the Company’s financial instruments not previously disclosed as of September 30, 2017 and December 31, 2016. This table excludes financial instruments for which the carrying amount approximates fair value.

			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices in	Significant	Significant
			Active Markets	Other	Other
(Dollars in thousands)	Carrying		for Identical	Observable	Unobservable
	Amount	Fair Value	Assets or Liabilities	Inputs	Inputs
September 30, 2017
Financial instruments - Assets
Interest bearing time deposits with banks	$350	$350	$-	$350	$-
Loans held for sale	117	117	-	117	-
Loans, net of allowance for loan losses	379,709	374,642	-	-	374,642
Financial instruments - Liabilities
Interest bearing deposits	$363,703	$363,854	$-	$363,854	$-
Long-term debt	25,000	24,965	-	24,965	-
Other interest bearing liabilities	1,566	1,568	-	1,568	-

			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices in	Significant	Significant
			Active Markets	Other	Other
(Dollars in thousands)	Carrying		for Identical	Observable	Unobservable
	Amount	Fair Value	Assets or Liabilities	Inputs	Inputs
December 31, 2016
Financial instruments - Assets
Interest bearing time deposits with banks	$350	$350	$-	$350	$-
Loans, net of allowance for loan losses	375,574	366,660	-	-	366,660
Financial instruments - Liabilities
Interest bearing deposits	$351,816	$354,628	$-	$354,628	$-
Long-term debt	25,000	24,963	-	24,963	-
Other interest bearing liabilities	1,545	1,549	-	1,549	-

11. Defined Benefit Retirement Plan

The Company sponsors a defined benefit retirement plan [The Juniata Valley Bank Retirement Plan (“JVB Plan”)], which covers substantially all of its employees employed prior to December 31, 2007. As of January 1, 2008, the JVB Plan was amended to close the plan to new entrants. All active participants as of December 31, 2007 became 100% vested in their accrued benefit and, as long as they remained eligible, continued to accrue benefits until December 31, 2012. The benefits are based on years of service and the employee’s compensation. Effective December 31, 2012, the JVB Plan was amended to cease future service accruals after that date (i.e., it was frozen).

As a result of the FNBPA acquisition, as of November 30, 2015, the Company assumed sponsorship of a second defined benefit retirement plan, the [Retirement Plan for the First National Bank of Port Allegany (“FNB Plan”)], which covers substantially all former FNBPA employees that were employed prior to September 30, 2008. The FNBPA Plan was amended as of December 31, 2015 to cease future service accruals to previously unfrozen participants and is now considered to be “frozen”. Effective December 31, 2016, the FNB Plan was merged into the JVB Plan, which was amended to provide the same benefits to the class of participants previously included in the FNB Plan.

The Company’s funding policy with respect to the JVB Plan is to contribute annually no more than the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide for benefits attributed to service through December 31, 2012. The Company made no contributions during the nine months ended September 30, 2017 and is not required to make a contribution in the remainder of 2017; however, it is considering doing so.

Pension expense included the following components for the three and nine month periods ended September 30, 2017 and 2016, with the 2016 year reclassified to include combined results for the JVB Plan and the former FNB Plan:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30,		September 30,
	2017	2016	2017	2016
Components of net periodic pension cost:
Interest cost	$161	$167	$483	$501
Expected return on plan assets	(202)	(199)	(605)	(597)
Recognized net actuarial loss	57	62	170	186
Net periodic pension cost	$16	$30	$48	$90

Amortization of net actuarial loss recognized in other comprehensive income	$(57)	$(62)	$(170)	$(186)

Total recognized in net periodic pension cost and other comprehensive income	$(41)	$(32)	$(122)	$(96)

12. Commitments, Contingent Liabilities and Guarantees

In the ordinary course of business, the Company makes commitments to extend credit to its customers through letters of credit, loan commitments and lines of credit. At September 30, 2017, the Company had $90,150,000 outstanding in loan commitments and other unused lines of credit extended to its customers as compared to $59,984,000 at December 31, 2016.

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its letters of credit. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third-party. Generally, financial and performance letters of credit have expiration dates within one year of issuance, while commercial letters of credit have longer term commitments. The credit risk involved in issuing letters of credit is essentially the same as the risks that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. The Company had outstanding $2,097,000 and $2,300,000 of financial and performance letters of credit commitments as of September 30, 2017 and December 31, 2016, respectively. Commercial letters of credit as of both September 30, 2017 and December 31, 2016 totaled $12,650,000. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The amount of the liability as of September 30, 2017 for payments under letters of credit issued was not material. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk.

Additionally, the Company has committed to fund and sell qualifying residential mortgage loans to the Federal Home Loan Bank of Pittsburgh in the total amount of $10,000,000. As of September 30, 2017, $5,788,000 remained to be delivered on that commitment, $140,000 of which has been committed to borrowers.

13. Subsequent Events

On October 17, 2017, the Board of Directors declared a cash dividend of $0.22 per share to shareholders of record on November 15, 2017, payable on December 1, 2017.

On October 5, 2017, the Company purchased a group annuity to satisfy defined benefit obligations to a group of its retirees. The transaction resulted in settlement charges of $377,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements:

The information contained in this Quarterly Report on Form 10-Q contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder) including statements which are not historical facts or that address trends or management's intentions, plans, beliefs, expectations or opinions.  Such forward looking statements are subject to risks and uncertainties and may be affected by various factors that may cause actual results to differ materially from those in the forward-looking statements including, without limitation:

•	the impact of adverse changes in the economy and real estate markets, including protracted periods of low-growth and sluggish loan demand;
•	the effect of market interest rates, particularly following a period of low market interest rates and current market uncertainties, and relative balances of rate-sensitive assets to rate-sensitive liabilities, on net interest margin and net interest income;
•	the effect of competition on rates of deposit and loan growth and net interest margin;
•	increases in non-performing assets, which may result in increases in the allowance for credit losses, loan charge-offs and elevated collection and carrying costs related to such non-performing assets;
•	other income growth, including the impact of regulatory changes which have reduced debit card interchange revenue;
•	investment securities gains and losses, including other than temporary declines in the value of securities which may result in charges to earnings;
•	the level of other expenses, including salaries and employee benefit expenses;
•	the impact of increased regulatory scrutiny of the banking industry;
•	the increasing time and expense associated with regulatory compliance and risk management;
•	the uncertainty and lack of clear regulatory guidance associated with the delay in implementing many of the regulations mandated by the Dodd Frank Act;
•	capital and liquidity strategies, including the expected impact of the capital and liquidity requirements modified by the Basel III standards;
•	changes in the applicable federal income tax rate that could result in the reversal of net deferred tax assets and the reduction of current tax expense;
•	the effects of changes in accounting policies, standards, and interpretations on the Company’s consolidated balance sheets and consolidated statements of income;
•	the Company’s failure to identify and to address cyber-security risks;
•	the Company’s ability to keep pace with technological changes;
•	the Company’s ability to attract and retain talented personnel;
•	the Company’s reliance on its subsidiary for substantially all of its revenues and its ability to pay dividends;
•	the effects of changes in relevant accounting principles and guidelines on the Company’s financial condition; and
•	failure of third party service providers to perform their contractual obligations.

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

General:

The following discussion relates to the consolidated financial condition of the Company as of September 30, 2017, as compared to December 31, 2016, and the consolidated results of operations for the three and nine months ended September 30, 2017, compared to the same periods in 2016. This discussion should be read in conjunction with the interim consolidated financial statements and related notes included herein.

Overview:

Juniata Valley Financial Corp. is a Pennsylvania corporation organized in 1983 to be the holding company of The Juniata Valley Bank. The Bank is a state-chartered bank headquartered in Mifflintown, Pennsylvania. Juniata Valley Financial Corp. and its subsidiary bank derive substantially all of their income from banking and bank-related services, including interest earned on residential real estate, commercial mortgage, commercial and consumer loans, interest earned on investment securities and fee income from deposit services and other financial services to its customers through 15 locations in Pennsylvania. The Company completed its acquisition of FNBPA Bancorp, Inc. (“FNBPA”) on November 30, 2015, at which time total assets increased by approximately $92 million, or 19%. Juniata Valley Financial Corp. also owns 39.16% of Liverpool Community Bank (“LCB”), located in Liverpool, Pennsylvania. The Company accounts for LCB as an unconsolidated subsidiary using the equity method of accounting.

Financial Condition:

Total assets as of September 30, 2017, were $599.9 million, an increase of $19.6 million, or 3.4%, compared to December 31, 2016. Comparing the balances at September 30, 2017 and December 31, 2016, deposits increased by $17.8 million, with noninterest bearing deposits increasing $5.9 million and interest-bearing deposits increasing $11.9 million. The Company’s investment portfolio increased by $8.7 million and total loans increased by $4.3 million during the nine months ended September 30, 2017.

The table below shows changes in deposit volumes by type of deposit between December 31, 2016 and September 30, 2017.

(Dollars in thousands)	September 30,	December 31,	Change
	2017	2016	$	%
Deposits:
Demand, non-interest bearing	$109,880	$104,006	$5,874	5.6%
Interest bearing demand and money market	122,833	118,429	4,405	3.7
Savings	99,414	95,449	3,965	4.2
Time deposits, $250,000 and more	7,559	5,773	1,786	30.9
Other time deposits	133,897	132,165	1,731	1.3
Total deposits	$473,583	$455,822	$17,761	3.9%

Overall, loans increased $4.3 million, or 1.1%, between December 31, 2016 and September 30, 2017, as shown in the table below, primarily due to increases in commercial and commercial real estate loans, partially offset by reductions in residential real estate and construction loans.

(Dollars in thousands)	September 30,	December 31,	Change
	2017	2016	$	%
Loans:
Commercial, financial and agricultural	$48,551	$40,827	$7,724	18.9%
Real estate - commercial	134,340	123,711	10,629	8.6
Real estate - construction	28,145	35,206	(7,061)	(20.1)
Real estate - mortgage	147,783	154,905	(7,122)	(4.6)
Obligations of states and political subdivisions	13,862	13,616	246	1.8
Personal	9,935	10,032	(97)	(1.0)
Total loans	$382,616	$378,297	$4,319	1.1%

A summary of the activity in the allowance for loan losses for each of the nine month periods ended September 30, 2017 and 2016 is presented below.

(Dollars in thousands)	Periods Ended September 30,
	2017	2016
Balance of allowance - January 1	$2,723	$2,478
Loans charged off	(260)	(198)
Recoveries of loans previously charged off	55	42
Net charge-offs	(205)	(156)
Provision for loan losses	389	366
Balance of allowance - end of period	$2,907	$2,688

Ratio of net charge-offs during period to average loans outstanding	0.05%	0.04%

As of September 30, 2017, 46 loans (exclusive of loans acquired from FNBPA with existing credit deterioration), with aggregate outstanding balances of $8,719,000 were individually evaluated for impairment. A collateral analysis was performed on each of these 46 loans in order to establish a portion of the reserve needed to carry the impaired loans at fair value. There were no loans determined to have insufficient collateral, thus, the establishment of a specific reserve was not required for any of the impaired loans.

As of September 30, 2017, there was $40,298,000 in special mention loans compared to $30,654,000 at December 31, 2016 and $14,148,000 in substandard loans compared to $18,905,000 at December 31, 2016. Causing some of the variance was a $2.5 million relationship that was upgraded from substandard classification at December 31, 2016 to special mention in 2017. Additionally, there were two relationships totaling $9.1 million that were downgraded to special mention classification in 2017.

Management believes that the specific reserves carried are adequate to cover potential future losses related to these relationships. Other than as described herein, Management does not believe there are any trends, events or uncertainties that are reasonably expected to have a material impact on future results of operations, liquidity, or capital resources. Further, based on known information, Management believes that the effects of current and past economic conditions and other unfavorable business conditions may influence certain borrowers’ abilities to comply with their repayment terms, and as such, continues to monitor the financial strength of these borrowers closely.

The following is a summary of the Bank’s non-performing loans on September 30, 2017 as compared to December 31, 2016.

(Dollar amounts in thousands)	As of and for the	As of and for the
	nine months ended	year ended
	September 30, 2017	December 31, 2016
Non-performing loans
Non-accrual loans	$3,608	$4,733
Accruing loans past due 90 days or more, exclusive of loans acquired with credit deterioration	221	554
Non-accruing restructured loans in default	21	25
Total	$3,850	$5,312

Average loans outstanding	385,623	379,177

Ratio of non-performing loans to average loans outstanding	1.00%	1.40%

Stockholders’ equity increased from December 31, 2016 to September 30, 2017 by $1,358,000, or 2.3%. The Company’s net income exceeded dividends paid by $814,000. The adjustment to accumulated other comprehensive loss to record the amortization of the net actuarial loss of the Company’s defined benefit retirement plan increased the Company’s equity by $112,000. The change in unrealized gains from both the change in market value of securities available for sale and from the unconsolidated subsidiary increased shareholders’ equity by $258,000 when comparing September 30, 2017 to December 31, 2016. Stock based compensation expense recorded pursuant to the Company’s Stock Option Plan added $54,000 to stockholders’ equity during the nine month period, and payments for exercised stock options and the Employee Stock Purchase Plan added $172,000 and $34,000, respectively. Treasury stock purchases during the nine months ended September 30, 2017 decreased stockholders’ equity by $86,000.

Subsequent to September 30, 2017, the following events took place:

On October 17, 2017, the Board of Directors declared a cash dividend of $0.22 per share to shareholders of record on November 15, 2017, payable on December 1, 2017.

On October 5, 2017, the Company purchased a group annuity to satisfy defined benefit obligations to a group of its retirees. The transaction resulted in settlement charges of $377,000.

Comparison of the Three Months Ended September 30, 2017 and 2016

Operations Overview:

Net income for the third quarter of 2017 was $1,206,000, a decrease of $241,000, or 16.7%, when compared to the third quarter of 2016. The decrease was primarily due to the recognition of life insurance proceeds of $364,000 in the third quarter of 2016; no similar recognition occurred in the corresponding 2017 period. Basic and diluted earnings per share were $0.25 in the third quarter of 2017 compared to $0.30 in the third quarter of 2016. Presented below are selected key ratios for the two periods:

	Three Months Ended
	September 30,
	2017	2016
Return on average assets (annualized)	0.81%	1.02%
Return on average equity (annualized)	8.00%	9.35%
Average equity to average assets	10.10%	10.87%

Non-interest income, excluding securities gains, as a percentage of average assets (annualized)	0.82%	1.10%

Non-interest expense as a percentage of average assets (annualized)	2.97%	3.04%

The discussion that follows further explains changes in the components of net income when comparing the third quarter of 2017 with the third quarter of 2016.

Net Interest Income:

Net interest income was $4,705,000 for the third quarter of 2017, as compared to $4,488,000 in the same quarter in 2016. Overall, average earning assets increased 5.6%, while average interest bearing liabilities increased 7.0%. Net interest margin, on a fully tax equivalent basis, declined 3 basis points during the three months ended September 30, 2017 compared to the same period in 2016.

Average loan balances increased by $11,565,000, or 3.1%, and interest on loans was $251,000 higher in the third quarter of 2017 compared to the same period in 2016. The increase in the average volume of loans outstanding and the 13 basis point increase in the weighted average yield on loans increased interest income by approximately $144,000 and $107,000, respectively.

Interest earned on investment securities increased $151,000 in the third quarter of 2017 as compared to the third quarter of 2016. The overall pre-tax yield on the investment securities portfolio increased during the period by 16 basis points, adding $67,000 to interest income, while the average balance of investment securities increased by $17.8 million, adding $84,000 to interest income.

Total average earning assets during the third quarter of 2017 were $548.3 million, compared to $519.1 million during the third quarter of 2016, yielding 3.98% and 3.89%, respectively. Average interest bearing liabilities increased by $27.6 million, while average non-interest bearing deposits increased by $1.6 million. The cost to fund interest earning assets with interest bearing liabilities increased by 15 basis points, to 0.71%, in the third quarter of 2017 compared to the third quarter of 2016.

Net interest margin on a fully tax-equivalent basis for the third quarter of 2017 was 3.56%, while it was 3.59% for the same period in 2016.

Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended			Three Months Ended
(Dollars in thousands)	September 30, 2017			September 30, 2016
	Average		Yield/	Average		Yield/	Increase (Decrease) Due To (6)
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate	Volume	Rate	Total
ASSETS
Interest earning assets:
Taxable loans (5)	$358,478	$4,381	4.89%	$348,305	$4,133	4.75%	$138	$110	$248
Tax-exempt loans	29,737	226	3.04	28,345	223	3.13	6	(3)	3
Total loans	388,215	4,607	4.75	376,650	4,356	4.62	144	107	251
Taxable investment securities	135,104	729	2.16	119,693	590	1.97	74	65	139
Tax-exempt investment securities	24,454	112	1.83	22,071	100	1.81	10	2	12
Total investment securities	159,558	841	2.11	141,764	690	1.95	84	67	151

Interest bearing deposits	530	9	6.79	657	3	1.82	(6)	12	6
Federal funds sold	-	-		65	-	0.61	-	-	-
Total interest earning assets	548,303	5,457	3.98	519,136	5,049	3.89	222	186	408

Other assets (7)	49,289			50,302
Total assets	$597,592			$569,438

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Interest bearing demand deposits (2)	$126,149	114	0.36	$123,629	68	0.22	$1	$45	$46
Savings deposits	100,323	26	0.10	97,861	24	0.10	1	1	2
Time deposits	140,859	421	1.20	138,913	369	1.06	(2)	54	52
Short-term and long-term borrowings and other interest bearing liabilities	55,653	191	1.37	34,983	100	1.14	73	18	91
Total interest bearing liabilities	422,984	752	0.71	395,386	561	0.56	73	118	191

Non-interest bearing liabilities:
Demand deposits	107,494			105,847
Other	6,787			6,583
Stockholders' equity	60,327			61,622
Total liabilities and stockholders' equity	$597,592			$569,438
Net interest income and net interest rate spread		$4,705	3.27%		$4,488	3.33%	$149	$68	$217
Net interest margin on interest earning assets (3)			3.43%			3.46%
Net interest income and net interest margin-Tax equivalent basis (4)		$4,879	3.56%		$4,654	3.59%

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

Provision for Loan Losses:

In the third quarter of 2017, the provision for loan losses was $149,000, as compared to a provision of $132,000 in the third quarter of 2016. Management regularly reviews the adequacy of the loan loss reserve and makes assessments as to specific loan impairment, historical charge-off expectations, general economic conditions in the Bank’s market area, specific loan quality and other factors. Factors affecting the provision for loan losses were the increased loan balances considered in the analysis and credit concentrations. See the earlier discussion in the Financial Condition section, explaining the information used to determine the provision.

Non-interest Income:

Non-interest income in the third quarter of 2017 was $1,219,000 compared to $1,571,000 in the third quarter of 2016, representing a decrease of $352,000, or 22.4%.

Most significantly impacting the comparative third quarter periods was $364,000 in life insurance proceeds recognized in 2016. Excluding securities gains and life insurance proceeds, non-interest income in the third quarters of 2017 and 2016 were $1,217,000 and $1,201,000, respectively, reflecting a 1.3% increase in the 2017 period.

The Company originates mortgages to sell on the secondary market, while retaining the servicing rights; the Company has built a servicing portfolio of approximately $23.4 million as of September 30, 2017. The mortgage servicing right asset, as of September 30, 2017, was $223,000. Mortgage banking income is made up of origination and servicing fees collected from the buyer, origination points collected from the borrower and an adjustment to the fair value of the mortgage servicing rights asset. In the third quarter of 2017, mortgage banking income was $83,000, an increase of $42,000, or 102.4%, from the third quarter of 2016, due to increased mortgage activity.

Customer service fees decreased $43,000, or 9.1%, in the third quarter of 2017, and bank-owned life insurance decreased by $14,000, or 13.1%, compared to the third quarter of 2016. Offsetting these declines were increases in fees derived from loan and trust activity, which grew 32.8% and 15.5%, respectively. Less significant changes in non-interest income categories included slight changes in debit card fee income, income from unconsolidated subsidiary, and other miscellaneous income.

As a percentage of average assets, annualized non-interest income, exclusive of net gains on the sale of securities, was 0.82% in the third quarter of 2017 as compared to 1.10% in the third quarter of 2016. Excluding proceeds from life insurance, the ratio for the third quarter of 2016 was 0.84%

Non-interest Expense:

Total non-interest expense for the third quarter of 2017 was $4,442,000 which was $112,000, or 2.6%, higher than the third quarter of 2016. The increase was primarily due to the addition of $53,000 in amortization expense in the third quarter of 2017 related to an increase in the investment in a low-income housing community project and an increase of $57,000 in consulting fees and other costs to maintain employee benefits. Foreclosure costs also increased in the three months ended September 30, 2017 over the comparable 2016 period by $16,000.

Noninterest expense decreases in the third quarter of 2017 were recorded in data processing expense, which was $53,000, or 10.8%, less than the third quarter of 2016, with the loss on the sales of foreclosed properties also decreasing by $31,000, or 62.0%, in the 2017 period in comparison to the 2016 period.

As a percentage of average assets, annualized non-interest expense was 2.97% in the third quarter of 2017 compared to 3.04% in the third quarter of 2016.

Provision for income taxes:

Income tax expense in the third quarter of 2017 was $127,000 as compared to the $150,000 recorded in the third quarter of 2016. The Company qualifies for a federal tax credit for a low-income housing project investment, and the tax provisions for each period reflect the application of the tax credit. For the third quarter of 2017, the tax credit of $198,000 lowered the effective tax rate from 24.4% to 9.5%. In the third quarter of 2016, the tax credit of $143,000 lowered the effective tax rate from 18.3% to 9.4%.

Comparison of the Nine Months Ended September 30, 2017 and 2016

Operations Overview:

Net income for the nine months ended September 30, 2017 was $3,959,000, an increase of $105,000, or 2.7%, compared to the nine months ended September 30, 2016. Basic and diluted earnings per share were $0.83 in the first nine months of 2017, representing an increase of 3.8% from the $0.80 per share earned in the first nine months of 2016. Annualized return on average equity for the first nine months in 2017 was 8.81%, compared to 8.38% for the same period in the prior year, an increase of 5.1%. For the nine months ended September 30, annualized return on average assets was 0.89% in both 2017 and 2016.

Presented below are selected key ratios for the two periods:

	Nine Months Ended
	September 30,
	2017	2016
Return on average assets (annualized)	0.89%	0.89%
Return on average equity (annualized)	8.81%	8.38%
Average equity to average assets	10.11%	10.67%

Non-interest income, excluding securities gains, as a percentage of average assets (annualized)	0.81%	0.92%

Non-interest expense as a percentage of average assets (annualized)	2.91%	3.01%

The discussion that follows explains changes in the components of net income when comparing the first nine months of 2017 with the first nine months of 2016.

Net Interest Income:

Net interest income was $13,898,000 for the first nine months of 2017, as compared to $13,648,000 for the same period in 2016, an increase of $250,000, or 1.8%. Average earning assets increased by $18.9 million, or 3.6%, while average interest bearing liabilities increased by $16.3 million, or 4.0%. Net interest margin on a fully tax-equivalent basis declined 6 basis points during the nine months ended September 30, 2017 compared to the same period in 2016.

On average, loans outstanding increased by $7.8 million, or 2.1%. Interest on loans increased $336,000, or 2.6%, in the first nine months of 2017 compared to the same period in 2016. The higher volume and weighted average yield on loans increased interest income by $125,000 and $211,000, respectively..

Interest earned on investment securities increased $323,000 in the first nine months of 2017 compared to 2016, with average balances increasing $12.4 million during the period. The overall pre-tax yield on the investment securities portfolio increased during the period by 12 basis points.

Average interest-bearing liabilities increased by $16.3 million, while average noninterest bearing deposits increased $1.1 million during the nine months ended September 30, 2017. The cost of interest bearing liabilities rose 10 basis points as a result of increases in the federal funds borrowing rate in the current period.

Total average earning assets during the first nine months of 2017 were $545.0 million, compared to $526.0 million during the first nine months of 2016, yielding 3.91% in 2017 and 3.88% in the 2016 period. Interest bearing funding costs for earning assets were 0.66% and 0.56% for the first nine months of 2017 and 2016, respectively. Net interest margin on a fully tax-equivalent basis for the first nine months of 2017 was 3.53%. For the same period in 2016, the fully-tax equivalent net interest margin was 3.59%.

Average Balance Sheets and Net Interest Income Analysis

	Nine Months Ended			Nine Months Ended
(Dollars in thousands)	September 30, 2017			September 30, 2016
	Average		Yield/	Average		Yield/	Increase (Decrease) Due To (6)
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate	Volume	Rate	Total
ASSETS
Interest earning assets:
Taxable loans (5)	$354,753	$12,798	4.81%	$347,183	$12,479	4.79%	$133	$186	$319
Tax-exempt loans	30,870	693	2.99	30,671	676	2.94	(8)	25	17
Total loans	385,623	13,491	4.66	377,854	13,155	4.64	125	211	336
Taxable investment securities	133,694	2,128	2.12	122,526	1,831	1.99	110	187	297
Tax-exempt investment securities	25,093	340	1.81	23,869	314	1.75	10	16	26
Total investment securities	158,787	2,468	2.07	146,395	2,145	1.95	120	203	323

Interest bearing deposits	556	20	4.80	884	10	1.51	(5)	15	10
Federal funds sold	-	-		902	3	0.44	(1)	(2)	(3)
Total interest earning assets	544,966	15,979	3.91	526,035	15,313	3.88	239	427	666

Other assets (7)	47,949			48,336
Total assets	$592,915			$574,371

LIABILITIES AND
STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Interest bearing demand deposits (2)	$123,580	281	0.30	$121,858	186	0.20	$1	$94	$95
Savings deposits	99,502	74	0.10	97,415	78	0.11	1	(5)	(4)
Time deposits	139,343	1,200	1.15	139,966	1,086	1.04	(14)	128	114
Short-term and long-term borrowings and other interest bearing liabilities	57,087	526	1.23	41,375	315	1.02	71	140	211
Total interest bearing liabilities	419,512	2,081	0.66	403,257	1,665	0.56	59	357	416

Non-interest bearing liabilities:
Demand deposits	107,136			106,042
Other	6,340			6,410
Stockholders' equity	59,927			61,305
Total liabilities and stockholders' equity	$592,915			$574,371
Net interest income and net interest rate spread		$13,898	3.25%		$13,648	3.32%	$180	$70	$250
Net interest margin on interest earning assets (3)			3.40%			3.46%
Net interest income and net interest margin-Tax equivalent basis (4)		$14,430	3.53%		$14,158	3.59%

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

Provision for Loan Losses:

In the first nine months of 2017, the provision for loan losses was $389,000, as compared to a provision of $366,000 in the first nine months of 2016. Management regularly reviews the adequacy of the loan loss reserve and makes assessments as to specific loan impairment, historical charge-off expectations, general economic conditions in the Bank’s market area, specific loan quality and other factors. See the earlier discussion in the Financial Condition section, explaining the information used to determine the provision.

Non-interest Income:

Non-interest income in the first nine months of 2017 was $4,091,000, a decrease of $4,000, or 0.1%, compared to $4,095,000 in the first nine months of 2016. Significantly impacting non-interest income comparisons between the two periods were securities gains of $510,000 from an executed tax strategy during the first nine months of 2017 and gains on securities and loans of $134,000 and $113,000, respectively, during the same period in 2016. Also significantly impacting the nine month comparison was a gain on life insurance proceeds of $364,000 recorded in the first nine months of 2016; no similar recognition occurred in the corresponding 2017 period. Excluding all gains, non-interest income in the first nine months of 2017 was $3,581,000, an increase over the same period in 2016 by $97,000, or 2.8%.

Mortgage banking income increased $64,000, or 60.4%, during the nine months ended September 30, 2017 compared to same period in 2016. Debit card fee income also increased over the same period in 2016, increasing $55,000, or 7.2%, during the first nine months of 2017 compared to the same period in 2016. Partially offsetting these increases were lower volumes of sales of non-deposit products resulting in a decline in commission income in of $41,000, or 22.7%, during the first nine months of 2017. Less significant changes in non-interest income categories included slight changes in customer service fees, earnings on bank-owned life insurance, trust fees, income from unconsolidated subsidiary, fees derived from loan activity, and other non-interest income, combining for an increase in non-interest income of $19,000 in the first nine months of 2017 compared to the same time period in 2016.

As a percentage of average assets, annualized non-interest income, excluding all gains, was 0.81% in the first nine months of 2017 and 2016.

Non-interest Expense:

Total non-interest expense was $12,940,000 for the first nine months of 2017, a $16,000, or 0.1%, decrease in comparison to the first nine months of 2016. Expenses of $372,000, related to the aforementioned FNBPA acquisition were recorded in the first nine months of 2016 while no such expenses were incurred in the 2017 period. Excluding the merger and acquisition expenses, non-interest expense for the first nine months of 2016 was $12,584,000, or 2.8%, less than the comparable period in 2017. The increase in non-interest expense in 2017 was partially attributable to an increase in employee benefit expense of $103,000 relating to an increase in medical insurance claims year-to-date in 2017 compared to the same period in 2016, as well as an increase of $53,000 in amortization expense from the increased investment in a low-income housing community project. Other non-interest expense increased 18.8% during the nine months ended September 30, 2017 compared to the same period in 2016. Contributing to this increase was an increase in electronic banking losses of $85,000 primarily due to fraudulent debit card transactions and increased consulting fees. Other significant variances in the first nine months of 2017 versus the same period in 2016 included an increase in net gains on sales of foreclosed properties of $82,000 and a $45,000 decrease in FDIC premiums due to improved asset quality.

As a percentage of average assets, annualized non-interest expense was 2.91% in the first nine months of 2017 compared to 3.01% in the first nine months of 2016. Excluding merger and acquisition expenses, annualized non-interest expense as a percentage of average assets was 2.92% in the first nine months of 2016.

Provision for income taxes:

Income tax expense in the first nine months of 2017 was $701,000 as compared to the $567,000 recorded in the first nine months of 2016. The Company qualifies for a federal tax credit for its low-income housing project investment, and the tax provisions for each period reflect the application of the tax credit. The tax credit recorded in each of the first nine months periods of 2017 and 2016 was $484,000 and $429,000, respectively, offsetting $1,185,000 in regular tax expense in the 2017 period and $996,000 of regular tax expense in the 2016 period. For the first nine months of 2017, the tax credit lowered the effective tax rate from 25.4% to 15.0% as compared to the same period in 2016, in which the tax credit lowered the effective tax rate from 22.5% to 12.8%.

Liquidity:

The objective of liquidity management is to ensure that sufficient funding is available, at a reasonable cost, to meet the ongoing operational cash needs of the Company and to take advantage of income producing opportunities as they arise. While the desired level of liquidity will vary depending upon a variety of factors, it is the primary goal of the Company to maintain a high level of liquidity in all economic environments. Principal sources of asset liquidity are provided by loans and securities maturing in one year or less, and other short-term investments, such as federal funds sold and cash and due from banks. Liability liquidity, which is more difficult to measure, can be met by attracting deposits and maintaining the core deposit base. The Company is a member of the Federal Home Loan Bank of Pittsburgh for the purpose of providing short-term liquidity when other sources are unable to fill these needs. During the first nine months of 2017, overnight borrowings from the Federal Home Loan Bank averaged $26,067,000. As of September 30, 2017, the Company had short-term borrowings and long-term debt with the Federal Home Loan Bank of $27,500,000 and $25,000,000, respectively, and had remaining unused borrowing capacity with the Federal Home Loan Bank of $110.6 million.

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

Off-Balance Sheet Arrangements:

The Company’s consolidated financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk, credit risk, and interest rate risk. These commitments consist mainly of loans approved but not yet funded, unused lines of credit and outstanding letters of credit. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third-party. Generally, financial and performance letters of credit have expiration dates within one year of issuance, while commercial letters of credit have longer term commitments. The credit risk involved in issuing letters of credit is essentially the same as the risks that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. The Company had $2,097,000 and $2,300,000 of financial and performance letters of credit commitments outstanding as of September 30, 2017 and December 31, 2016, respectively. Commercial letters of credit as of September 30, 2017 and December 31, 2016 totaled $12,650,000. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of September 30, 2017 for payments under letters of credit issued was not material. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk.

Additionally, the Company has committed to fund and sell qualifying residential mortgage loans to the Federal Home Loan Bank of Pittsburgh in the total amount of $10,000,000. As of September 30, 2017, $5,788,000 remained to be delivered on that commitment, $140,000 of which has been committed to borrowers.

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

At September 30, 2017, the Bank exceeded the regulatory requirements to be considered a "well capitalized" financial institution under the new rules. The Bank’s CET1 and Tier 1 Capital ratio was 12.44%, its Total Capital ratio was 13.20% and its Tier 1 leverage was 8.34%. On a consolidated basis, the Company’s CET1 and Tier 1 Capital ratio was 14.16%, and Total Capital ratio and Tier 1 leverage ratio was 14.93% and 9.51%, respectively.

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

There can be volatility in the values of financial institution stocks, but the primary objective of the portfolio is to achieve value appreciation in the long term while earning consistently attractive after-tax yields from dividends. The carrying value of the financial institutions stocks accounted for 0.2% of the Company’s total assets as of September 30, 2017. Management performs an impairment analysis on the entire investment portfolio, including the financial institutions stocks, on a quarterly basis. For the nine months ended September 30, 2017, no “other-than-temporary” impairment was identified. There is no assurance that declines in market values of the common stock portfolio in the future will not result in “other-than-temporary” impairment charges, depending upon facts and circumstances present.

The equity investments in the Company’s portfolio had a cost basis of approximately $1,000,000 and a fair value of $1,287,000 at September 30, 2017. Net unrealized gains in this portfolio were approximately $287,000 at September 30, 2017.

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

The primary objective of the Company’s asset-liability management process is to maximize current and future net interest income within acceptable levels of interest rate risk while satisfying liquidity and capital requirements. Management recognizes that a certain amount of interest rate risk is inherent, appropriate and necessary to ensure profitability. A simulation analysis is used to assess earnings and capital at risk from movements in interest rates. The model considers three major factors: (1) volume differences; (2) repricing differences; and (3) timing in its income simulation. As of the most recent model run, data was disseminated into appropriate repricing buckets, based upon the static position at that time. The interest-earning assets and interest-bearing liabilities were assigned a multiplier to simulate how much that particular balance sheet item would re-price when interest rates change. Finally, the estimated timing effect of rate changes is applied, and the net interest income effect is determined on a static basis (as if no other factors were present). As the table below indicates, based upon rate shock simulations on a static basis over a one-year period, the net effect of an immediate 100, 200, 300 and 400 basis point rate increase would change net interest income by ($63,000), ($322,000), ($969,000) and ($2,092,000), respectively. The net effect of an immediate 100, 200, 300, and 400 basis point rate decline would change net interest income by ($277), ($121), ($225), and ($348), respectively. The existence of rate floors on variable rate loans aid in mitigating against large fluctuations in the change in net interest income in a decreasing rate environment.

Effect of Interest Rate Risk on Net Interest Income
(Dollars in thousands)
Change in Interest Rates (Basis Points)	Total Change in Net Interest Income

400	$(2,092)
300	(969)
200	(322)
100	(63)
0	-
(100)	(277)
(200)	(121)
(300)	(225)
(400)	(348)

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of September 30, 2017, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined by the Securities Exchange Act of 1934 (“Exchange Act”), Rule 13a-15(e). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

In the opinion of management of the Company, there are no legal or governmental proceedings pending to which the Company or its subsidiary is a party or to which its property is subject, which, if determined adversely to the Company or its subsidiary, would be material in relation to the Company’s or its subsidiary’s financial condition. There are no proceedings pending other than ordinary routine litigation incident to the business of the Company or its subsidiary. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Company or its subsidiary by government authorities.

Item 1A.	RISK FACTORS

There have been no material changes to the risk factors that were disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company has an active share repurchase program in place, to which there is no expiration date. As of November 9, 2017, the number of shares that may yet be purchased under the program was 173,990. Transactions pursuant to the repurchase program in the three month period ended September 30, 2017 are shown below.

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number	Average	Part of Publicly	Shares that May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	per Share	Programs	Plans or Programs (1)

July 1-31, 2017	-	$-	-	173,990
August 1-31, 2017	-	-	-	173,990
September 1-30, 2017	-	-	-	173,990

Totals	-		-	173,990

No repurchase plan or program expired during the quarter. The Company has no stock repurchase plan or program that it has determined to terminate prior to expiration or under which it does not intend to make further purchases.

Certain regulatory restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. At September 30, 2017, $33,771,000 of undistributed earnings of the Bank, included in the consolidated stockholders’ equity, was available for distribution to the Company as dividends without prior regulatory approval, subject to regulatory capital requirements.

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

Juniata Valley Financial Corp.
(Registrant)

Date:	11-09-2017	By:	/s/ Marcie A. Barber
Marcie A. Barber, President
Chief Executive Officer
(Principal Executive Officer)

Date:	11-09-2017	By:	/s/ JoAnn N. McMinn
JoAnn N. McMinn
Chief Financial Officer
(Principal Accounting Officer and
Principal Financial Officer)

