Form 10-K
period 2017-12-31
JUNIATA VALLEY FINANCIAL CORP
filed 2018-03-16
CIK 714712

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2017

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

Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes  ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrants most recently completed second fiscal quarter was $92,867,669. (1)

There were 4,769,656 shares of the registrant’s common stock outstanding as of March 16, 2018.

(1)          The aggregate dollar amount of the voting stock set forth equals the number of shares of the Company’s Common Stock outstanding, reduced by the amount of Common Stock held by officers, directors, shareholders owning in excess of 10% of the Company’s Common Stock and the Company’s employee benefit plans multiplied by the last reported sale price for the Company’s Common Stock on June 30, 2017, the last business day of the registrants most recently completed second fiscal quarter. The information provided shall not be construed as an admission that any officer, director or 10% shareholder of the Company, or any employee benefit plan, may be deemed an affiliate of the Company or that such person or entity is the beneficial owner of the shares reported as being held by such person or entity, and any such inference is hereby disclaimed.

DOCUMENTS INCORPORATED BY REFERENCE

(Specific sections incorporated are identified under applicable items herein)

Certain portions of the Company’s Annual Report to Shareholders for the year ended December 31, 2017 are incorporated by reference in Parts I and II of this Report. The Company’s Annual Report to Shareholders is attached to this Report as Exhibit 13.1.

With the exception of the information incorporated by reference in Parts I and II of this Report, the Company’s Annual Report to Shareholders for the year ended December 31, 2017 is not to be deemed "filed" with the Securities and Exchange Commission for any purpose.

Certain portions of the Company’s Proxy Statement to be filed in connection with its 2018 Annual Meeting of Shareholders are incorporated by reference in Part III of this Report; provided, however, that any information in such Proxy Statement that is not required to be included in this Annual Report on Form 10-K shall not be deemed to be incorporated herein or filed for the purposes of the Securities Act of 1933 or the Securities Exchange Act of 1934.

Other documents incorporated by reference are listed in the Exhibit Index.

PART I

ITEM 1. BUSINESS

Overview

Juniata Valley Financial Corp. (the “Company” or “Juniata”) is a Pennsylvania corporation that was formed in 1983 as a result of a plan of merger and reorganization of The Juniata Valley Bank (the “Bank”). The plan received regulatory approval on June 7, 1983, and Juniata, a one-bank holding company, registered under the Bank Holding Company Act of 1956. The Bank is the oldest independent commercial bank in Juniata and Mifflin Counties, having originated under a state bank charter in 1867. The Company has one reportable segment, consisting of the Bank, as described in Note 2 of Notes to Consolidated Financial Statements contained in the Company’s 2017 Annual Report to Shareholders (“the 2017 Annual Report”).

Acquisition of Liverpool Community Bank

Juniata owns 39.16% of Liverpool Community Bank (“LCB”). On December 29, 2017, Juniata entered into an Agreement and Plan of Merger with LCB, which provides that, upon the terms, and subject to the conditions set forth therein, LCB will merge with, and into, The Bank, with the Bank continuing as the surviving entity. The 1,214 shares of LCB common stock currently beneficially owned by Juniata will be canceled in the merger. Assuming LCB shareholder approval and all required regulatory approvals are received, both parties anticipate that the merger will close in the first half of 2018. See Note 25 of the Notes of Consolidated Financial Statements contained in the 2017 Annual Report and incorporated by reference in this Item 1, for more information regarding the merger.

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

The Company offers a full range of consumer and commercial banking services. Consumer banking services include: Internet banking; mobile banking; telephone banking; twelve automated teller machines; personal checking accounts; club accounts; checking overdraft privileges; money market deposit accounts; savings accounts; debit cards; certificates of deposit; individual retirement accounts; secured lines of credit; construction and mortgage loans; and safe deposit boxes. Commercial banking services include: low and high-volume business checking accounts; Internet account management services; remote deposit capability; ACH origination; payroll direct deposit; commercial lines of credit; commercial letters of credit; mobile deposit for small business customers; and commercial term and demand loans.

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

In commercial transactions, the Company believes that the Bank’s legal lending limit to a single borrower (approximately $8,087,000 as of December 31, 2017) enables it to compete effectively for the business of small and mid-sized businesses. However, this legal lending limit is considerably lower than that of various competing institutions and thus may act as a constraint on the Bank’s effectiveness in competing for larger financings.

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

Supervision and Regulation

General

The Company operates in a highly regulated industry, and thus may be affected by changes in state and federal regulations and legislation. As a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”), the Company is subject to supervision and examination by the Board of Governors of the Federal Reserve System (“FRB”) and is required to file periodic reports and information regarding its business operations and those of the Bank with the FRB. In addition, under the Pennsylvania Banking Code of 1965, the Pennsylvania Department of Banking and Securities has the authority to examine the books, records and affairs of the Company and to require any documentation deemed necessary to ensure compliance with the Pennsylvania Banking Code.

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

A satisfactory safety and soundness rating, particularly with regard to capital adequacy, and a satisfactory Community Reinvestment Act rating are generally prerequisites to obtaining federal regulatory approval to make acquisitions and open branch offices. As of December 31, 2017, the Bank was rated “outstanding” under the Community Reinvestment Act and was a “well capitalized” bank. An institution’s Community Reinvestment Act rating is considered in determining whether to grant approvals relating to charters, branches and other deposit facilities, relocations, mergers, consolidations and acquisitions. Less than satisfactory performance may be the basis for denying an application.

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

The operations of the Bank are also subject to numerous Federal, state and local laws and regulations which set forth specific restrictions and procedural requirements with respect to interest rates on loans, the extension of credit, credit practices, the disclosure of credit terms and discrimination in credit transactions. The Bank also is subject to certain limitations on the amount of cash dividends that it can pay to the Company. See Note 17 of Notes to Consolidated Financial Statements, contained in the 2017 Annual Report, which is included in Exhibit 13 to this report and incorporated by reference in this Item 1.

Under FRB policy, the Company is expected to act as a source of financial strength to the Bank and LCB, and to commit resources to support the Bank and LCB in circumstances where they might not be in a financial position to support themselves. Consistent with the “source of strength” policy for subsidiary banks, the FRB has stated that, as a matter of prudent banking, a bank holding company generally should not maintain a rate of cash dividends unless its net income available to common stockholders has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears to be consistent with the Company’s capital needs, asset quality and overall financial condition.

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

The FDIC is authorized to set the reserve ratios for the DIF annually at between 1.15% and 1.5% of estimated insured deposits. FDIC assessment rates currently range from 12 to 50 basis points. Institutions in the lowest risk category, Risk Category I, pay between 12 and 14 basis points. Initial base assessment rates range between 12 and 45 basis points (12 – 16 basis points for Category I). The initial base rates for risk categories II, III and IV were 20, 30 and 45 basis points, respectively. For institutions in any risk category, assessment rates rose above initial rates for institutions relying significantly on secured liabilities. Assessment rates increased for institutions with a ratio of secured liabilities (repurchase agreements, Federal Home Loan Bank advances, secured Federal Funds purchased and other secured borrowings) to domestic deposits of greater than 15%, with a maximum of 50% above the rate before such adjustment.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd Frank Act”) revised the statutory authorities governing the FDIC’s management of the DIF. Key requirements from the Dodd-Frank Act have resulted in the FDIC’s adoption of amendments that: (1) redefined the assessment base used to calculate deposit insurance assessments to “average consolidated total assets minus average tangible equity”; (2) raised the DIF’s minimum reserve ratio to 1.35 percent and removed the upper limit on the reserve ratio; (3) revised adjustments to the assessment rates by eliminating one adjustment and adding another; and (4) revised the deposit insurance assessment rate schedules due to changes to the assessment base. Revised rate schedules and other revisions to the deposit insurance assessment rules became effective April 1, 2011. Though deposit insurance assessments maintain a risk-based approach, the FDIC’s changes effective April 1, 2011, impose a more extensive risk-based assessment system on large insured depository, institutions with at least $10 billion in total assets since they are more complex in nature and could pose greater risk. Due to the changes to the assessment base and assessment rates, as well as the DIF restoration time frame, the impact on the Company’s deposit insurance assessments resulted in lower premiums from 2011 through 2017 and will likely continue in future years.

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

In addition, all FDIC-insured institutions are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, an agency of the Federal government established to finance resolutions of insolvent thrifts. These assessments, the current quarterly rate of which is approximately ..00115% of the total assessment base, will continue until the Financing Corporation bonds fully mature in 2019.

Community Reinvestment Act

Under the Community Reinvestment Act, the Bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate-income neighborhoods. However, the Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The Community Reinvestment Act also requires:

•	the applicable regulatory agency to assess an institution’s record of meeting the credit needs of its community;

•	public disclosure of an institution’s CRA rating; and

•	that the applicable regulatory agency provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system.

Capital Regulation

All bank holding companies and banks, including the Company and its subsidiary, are subject to risk-based and leverage capital standards. The risk-based capital standards relate a banking organization’s capital to the risk profile of its assets and require that bank holding companies and banks have Tier 1 capital of at least 4% of total risk-adjusted assets, and total capital, including Tier 1 capital, equal to at least 8% of total risk-adjusted assets. Tier 1 capital includes common stockholders’ equity and qualifying perpetual preferred stock together with related surpluses and retained earnings. The remaining portion of this capital standard, known as Tier 2 capital, may be comprised of limited life preferred stock, qualifying subordinated debt instruments and the reserves for possible loan losses.

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

See Note 17 of Notes to Consolidated Financial Statements, contained in the 2017 Annual Report and incorporated by reference in this Item 1, for a table that provides the Company’s risk-based capital ratios and leverage ratio.

Federal banking agencies have broad powers to take corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are “well capitalized,” “adequately capitalized,” “undercapitalized”, “significantly undercapitalized,” or “critically undercapitalized.” As of December 31, 2017, the Bank was a “well-capitalized” bank, as defined by the FDIC.

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

All of the bank regulatory agencies have issued rules that amend their capital guidelines for interest rate risk and require such agencies to consider in their evaluation of a bank’s capital adequacy the exposure of a bank’s capital and economic value to changes in interest rates. These rules do not establish an explicit supervisory threshold. The agencies intend, at a subsequent date, to incorporate explicit minimum requirements for interest rate risk into their risk-based capital standards and have proposed a supervisory model to be used together with bank internal models to gather data and hopefully propose at a later date, explicit minimum requirements.

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

Additionally, the Basel III framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests, including a liquidity coverage ratio (LCR) designed to ensure that the banking entity maintains a level of unencumbered high-quality liquid assets greater than or equal to the entity’s expected net cash outflow for a 30-day time horizon under an acute liquidity stress scenario, and a net stable funding ratio (NSFR) designed to promote more medium and long-term funding based on the liquidity characteristics of the assets and activities of banking entities over a one-year time horizon. In September 2014, the federal regulatory agencies finalized rules implementing the LCR for U.S. financial institutions that are “internationally active banking organizations” and those generally with more than $250 billion in total consolidated assets. The FRB separately adopted a less stringent, modified LCR requirement for bank holding companies that have more than $50 billion in total consolidated assets. Neither of the final bank regulatory LCR rules apply to the Company. The federal regulatory agencies have proposed rules to implement the NSFR, but the rules have not yet been adopted and, as proposed, would not apply to the Company.

The final rules revise federal regulatory agencies’ risk-based and leverage capital requirements and their method for calculating risk-weighted assets to make them consistent with the Basel III framework. The final rules apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies (“banking organizations”). Among other things, the rules establish a new common equity tier 1 (CET1) minimum capital requirement (4.5% of risk-weighted assets) and a higher minimum tier 1 capital requirement (from 4.0% to 6.0% of risk-weighted assets), and assign higher risk weightings (150%) to exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property.

When fully phased in, Basel III requires financial institutions to maintain: (a) as a newly adopted international standard, a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7.0%); (b) a minimum ratio of tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum tier 1 capital ratio of 8.5% upon full implementation); (c) a minimum ratio of total (that is, tier 1 plus tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation); and (d) as a newly adopted international standard, a minimum leverage ratio of 3.0%, calculated as the ratio of tier 1 capital balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter). In addition, the final rules also limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer”.

Under the final rules, compliance was required beginning January 1, 2015 for most banking organizations, subject to a transition period for several aspects of the final rules, including the new minimum capital ratio requirements, the capital conservation buffer and the regulatory capital adjustments and deductions.

As a result of the new capital conservation buffer rules, if the Company’s bank subsidiary fails to maintain the required minimum capital conservation buffer, the Company may be unable to obtain capital distributions from it, which could negatively impact the Company’s ability to pay dividends, service debt obligations or repurchase common stock. In addition, such a failure could result in a restriction on the Company’s ability to pay certain cash bonuses to executive officers, negatively impacting the Company’s ability to retain key personnel.

As of December 31, 2017, the Company believes its current capital levels would meet the fully phased-in minimum capital requirements, including capital conservation buffer, as prescribed in the U.S. Basel III Capital Rules.

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

Office of Foreign Assets Control Regulation

The U.S. has instituted economic sanctions which restrict transactions with designated foreign countries, nationals and others. These are typically known as the “OFAC rules” because they are administered by the Office of Foreign Assets Control of the U.S. Department of the Treasury (“OFAC”). The OFAC-administered sanctions target countries in various ways. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country, and prohibitions on “U.S. persons” engaging in financial transactions which relate to investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences for the institution. As U.S. financial institutions, the Company and the Bank are required to comply with the OFAC rules.

Consumer Protection Statutes and Regulations

The Company is subject to many federal consumer protection statutes and regulations, including the Truth in Lending Act, Truth in Savings Act, Equal Credit Opportunity Act, Fair Housing Act, Real Estate Settlement Procedures Act and Home Mortgage Disclosure Act. Among other things, these acts:

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

The following is a list of significant provisions of the Dodd-Frank Act, and, if applicable, the resulting regulatory rules adopted, that apply (or will apply), most directly to the Company and its subsidiary:

•	Federal deposit insurance - On April 1, 2011, the FDIC's revised deposit insurance assessment base changed from total domestic deposits to average total assets, minus average tangible equity. In addition, the Dodd-Frank Act created a two scorecard system, one for large depository institutions that have more than $10 billion in assets and another for highly complex institutions that have over $50 billion in assets.

•	Debit card interchange fees - In June 2011, the FRB adopted regulations, which became effective on October 1, 2011, setting maximum permissible interchange fees issuers can receive or charge on electronic debit card transaction fees and network exclusivity arrangements (the "Current Rule").

•	Interest on demand deposits - Beginning in July 2011, depository institutions were no longer prohibited from paying interest on business transaction and other accounts.

•	Stress testing - In October 2012, the FRB issued final rules regarding company-run stress testing. In accordance with these rules, a company whose assets exceed $10 billion is required to conduct an annual stress test in the manner specified, and using assumptions for baseline, adverse and severely adverse scenarios announced by the FRB. The stress test is designed to assess the potential impact of various scenarios on a company’s earnings, capital levels and capital ratios over at least a nine-quarter time horizon. If applicable, the Company's board of directors and its senior management are required to consider the results of the stress test in the normal course of business, including as part of its capital planning process and the evaluation of the adequacy of its capital. While the Company believes that both the quality and magnitude of its capital base are sufficient to support its current operations given its risk profile, this requirement is not applicable to the Company because its assets are under $10 billion.

•	Ability-to-pay rules and qualified mortgages - As required by the Dodd-Frank Act, the CFPB issued a series of final rules in January 2013 amending Regulation Z, implementing the Truth in Lending Act, by requiring mortgage lenders to make a reasonable and good faith determination, based on verified and documented information, that a consumer applying for a residential mortgage loan has a reasonable ability to repay the loan according to its terms. These final rules, most of which became effective January 10, 2014, prohibit creditors, such as the Company, from extending residential mortgage loans without regard for the consumer's ability to repay and add restrictions and requirements to residential mortgage origination and servicing practices. In addition, these rules restrict the imposition of prepayment penalties and compensation practices relating to residential mortgage loan origination. Mortgage lenders are required to determine consumers' ability to repay in one of two ways. The first alternative requires the mortgage lender to consider eight underwriting factors when making the credit decision. Alternatively, the mortgage lender can originate "qualified mortgages," which are entitled to a presumption that the creditor making the loan satisfied the ability-to-repay requirements. In general, a "qualified mortgage" is a residential mortgage loan that does not have certain high-risk features, such as negative amortization, interest-only payments, balloon payments, or a term exceeding 30 years. In addition, to be a qualified mortgage, the points and fees paid by a consumer cannot exceed 3% of the total loan amount, and the borrower's total debt-to-income ratio must be no higher than 43% (subject to certain limited exceptions for loans eligible for purchase, guarantee or insurance by a government sponsored entity or a federal agency).

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

Tax Cuts and Jobs Act

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was signed into law. Among other changes, the TCJA significantly changes corporate income tax law by reducing the corporate income tax rate from 35% to 21%, allowing for immediate capital expensing of certain qualified property and eliminating the deductibility of DIF assessments. The tax laws are generally effective for the 2018 tax year; however, the Company recognized certain effects of the changes in 2017, which was when the new legislation was enacted. Refer to Note 16 of Notes to Consolidated Financial Statements contained in the 2017 Annual Report for additional disclosures regarding the impact of the TCJA.

Employees

As of December 31, 2017, the Company had a total of 122 full-time and 43 part-time employees.

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

See the section entitled “Market / Interest Rate Risk” and Table 5 – Maturity Distribution” in Management’s Discussion and Analysis of Financial Condition in the 2017 Annual Report, incorporated by reference in this Item 1A, for a discussion of the effects on net interest income over a twelve-month period beginning on December 31, 2017 of simulated interest rate changes.

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

As of December 31, 2017, the Company believes its current capital levels would meet the fully phased-in minimum capital requirements as prescribed in the U.S. Basel III Capital Rules.  However, the new rules, which began January 1, 2015 and will be fully phased in by 2019, effectively require financial institutions to maintain higher capital levels.  As a result, Juniata may have to maintain capital in the form of assets that contribute less income to Juniata and that are not available for deployment as loans or other interest-income generating assets, funding of capital projects or other growth initiatives.

Competition, including competition on rates of deposit and for loan growth may negatively impact the Company’s net interest margin.

There is significant competition among banks in the market areas served by the Company. In addition, as a result of deregulation of the financial industry, the Bank also competes with other providers of financial services such as savings and loan associations, credit unions, consumer finance companies, securities firms, insurance companies, the mutual funds industry, full service brokerage firms and discount brokerage firms, some of which are subject to less extensive regulations than the Company with respect to the products and services they provide. Some of the Company’s competitors have greater resources than the Company and, as a result, may have higher lending limits and may offer other services not offered by the Company. See "Item 1: Business - Competition." Competition may adversely affect the rates the Company pays on deposits and charges on loans, thereby potentially adversely affect the Company’s profitability. The Company’s profitability depends upon its continued ability to successfully compete in the markets it serves. Further, intense competition among lenders can contribute to downward pressure on loan yields.

Changes in interest rates or disruption in liquidity markets may adversely affect the Company’s sources of funding.

The Company must maintain sufficient sources of liquidity to meet the demands of its depositors and borrowers, support its operations and meet regulatory expectations. The Company’s liquidity practices emphasize core deposits and repayments and maturities of loans and investments as its primary sources of liquidity. These primary sources of liquidity can be supplemented by FHLB advances, borrowings from the Federal Reserve Bank and lines of credit from correspondent bank. Lower-cost, core deposits may be adversely affected by changes in interest rates, and secondary sources of liquidity can be costlier to the Company than funding provided by deposit account balances having similar maturities. In addition, adverse changes in the Company’s results of operations or financial condition, regulatory actions involving the Company, or changes in regulatory, industry or market conditions could lead to increases in the cost of these secondary sources of liquidity, the inability to refinance or replace these secondary funding sources as they mature, or the withdrawal of unused borrowing capacity under these secondary funding sources.

While the Company attempts to manage its liquidity through various techniques, the assumptions and estimates used do not always accurately forecast the impact of changes in customer behavior. For example, the Company may face limitations on its ability to fund loan growth if customers move funds out of the Bank’s deposit accounts in response to increases in interest rates. In the years following the 2008 financial crisis, even as the general level of market interest rates remained low by historical standards, depositors frequently avoided higher-yielding and higher-risk alternative investments, in favor of the safety and liquidity of non-maturing deposit accounts. These circumstances contributed to significant growth in non-maturing deposit account balances at the Company, and at depository financial institutions generally. Should interest rates rise, customers may become more sensitive to interest rates when making deposit decisions and considering alternative opportunities. This increased sensitivity to interest rates could cause customers to move funds into higher-yielding deposit accounts offered by the Company’s bank subsidiary, require the Company’s bank subsidiary to offer higher interest rates on deposit accounts to retain customer deposits or cause customers to move funds into alternative investments or deposits of other banks or non-bank providers. Technology and other factors have also made it more convenient for customers to transfer low-cost deposits into higher-cost deposits or into alternative investments or deposits of other banks or non-bank providers. Movement of customer deposits into higher-yielding deposit accounts offered by the Company’s bank subsidiary, the need to offer higher interest rates on deposit accounts to retain customer deposits or the movement of customer deposits into alternative investments or deposits of other banks or non-bank providers could increase the Company’s funding costs, reduce its net interest margin and/or create liquidity challenges.

Market conditions have been negatively impacted by disruptions in the liquidity markets in the past, and such disruptions or an adverse change in the Company's results of operations or financial condition could, in the future, have a negative impact on secondary sources of liquidity. If the Company is not able to continue to rely primarily on customer deposits to meet its liquidity and funding needs, continue to access secondary, non-deposit funding sources on favorable terms or otherwise fails to manage its liquidity effectively, the Company’s ability to continue to grow may be constrained, and the Company’s liquidity, operating margins, results of operations and financial condition may be materially adversely affected.

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

In July, 2010, the President of the United States signed into law the Dodd-Frank Act. Among other things, the Dodd-Frank Act created the Financial Stability Oversight Council, with oversight authority for monitoring and regulating systemic risk, and the CFPB, which has broad regulatory and enforcement powers over consumer financial products and services. The Dodd-Frank Act also changed the responsibilities of the current federal banking regulators, imposed additional corporate governance and disclosure requirements in areas such as executive compensation and proxy access, and restricted private equity activities of banks.

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

Equity investments:

As of December 31, 2017, the Company’s equity investments were comprised primarily of publicly traded financial institutions. The value of the securities in the Company’s equity portfolio may be affected by a number of factors. General economic conditions and uncertainty surrounding the financial institution sector as a whole, impacts the value of these securities. Declines in bank stock values in general, as well as deterioration in the performance of specific banks, could result in other-than-temporary impairment charges. Considerations used to determine other-than-temporary impairment status to individual holdings include the length of time the stock has remained in an unrealized loss position, and the percentage of unrealized loss compared to the carrying cost of the stock, dividend reduction or suspension, market analyst reviews and expectations, and other pertinent news that would affect expectations for recovery or further decline.

Municipal securities:

As of December 31, 2017, the Company had approximately $25.0 million of municipal securities issued by various municipalities in its investment portfolio. Ongoing uncertainty with respect to the financial viability of municipal insurers places greater emphasis on the underlying strength of issuers. Increasing pressure on local tax revenues of issuers due to adverse economic conditions could also have a negative impact on the underlying credit quality of issuers.

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

The Articles of Incorporation of the Company presently contain certain provisions, such as staggered Board of Directors terms and super majority voting requirements for transactions not approved by the Company’s Board of Directors, which may be deemed to be "anti-takeover" in nature in that such provisions may deter, discourage or make more difficult the assumption of control of the Company by another Company or person through a tender offer, merger, proxy contest or similar transaction or series of transactions. In addition, provisions of Pennsylvania and applicable banking laws could similarly make it more difficult for a third party to acquire control of the Company. The overall effects of the "anti-takeover” provisions may be to discourage, make costlier or more difficult, or prevent a future takeover offer, thereby preventing shareholders from receiving a premium for their securities in a takeover offer. These provisions may also increase the possibility that a future bidder for control of the Company will be required to act through arms-length negotiation with the Company’s Board of Directors. Copies of the Articles of Incorporation of the Company are on file with the Securities and Exchange Commission and the Pennsylvania Secretary of State.

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

The Company has entered into a merger agreement that provides for the merger of LCB Community Bank with and into Juniata’s wholly-owned subsidiary, The Juniata Valley Bank (JVB), with JVB surviving. Risks associated with this transaction include, but are not limited to, the following.

The market price of Juniata common stock after the merger may be affected by factors different from those affecting the shares of Juniata or LCB currently.

The markets of Juniata and LCB differ and, accordingly, the results of operations of the combined company and the market price of the combined company’s shares of common stock after the merger may be affected by factors different from those currently affecting the independent results of operations and market prices of Juniata and LCB.

The merger is subject to the receipt of consents and approvals from governmental and regulatory entities that may impose conditions that could delay or have an adverse effect on Juniata.

Before the merger may be completed, various waivers, approvals or consents must be obtained from the FRB, FDIC and PDB. Juniata and LCB have agreed to use their reasonable best efforts to complete these filings and obtain these waivers, approvals and consents; however, satisfying any requirements of regulatory agencies may delay the date of completion of the merger or such approval may not be obtained at all. In addition, these governmental entities may impose conditions on the completion of the merger or require changes to the terms of the merger that could have the effect of delaying completion of the merger or imposing additional costs on, or limiting the revenues of, Juniata following the merger, any of which might have an adverse effect on Juniata following the merger. We cannot assure you as to whether these regulatory waivers, approvals and consents will be received, the timing of such or whether any conditions will be imposed. Applications with the FRB, PDB and FDIC are currently pending.

We may fail to realize all of the anticipated benefits of the merger.

The success of the merger will depend, in part, on our ability to realize the anticipated benefits and cost savings from combining the businesses of Juniata and LCB. However, to realize these anticipated benefits and cost savings, we must successfully combine the businesses of Juniata and LCB. If we are not able to achieve these objectives, the anticipated benefits and cost savings of the merger may not be realized fully or at all, or may take longer to realize than expected. Juniata and LCB have operated and, until the completion of the merger, will continue to operate, independently. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the merger.

If the merger is not completed, Juniata and LCB will have incurred substantial expenses without realizing the expected benefits of the merger.

Juniata and LCB have incurred substantial expenses in connection with the merger described in this proxy statement/prospectus. The completion of the merger depends on the satisfaction of specified conditions and the receipt of regulatory approvals. If the merger is not completed, these expenses would have been expended or would be recognized currently and not capitalized, and Juniata and LCB would not have realized the expected benefits of the merger.

Each of Juniata and LCB will be subject to business uncertainties and contractual restrictions while the merger is pending.

Uncertainty about the effect of the merger on employees and customers may have an adverse effect on each of the parties to the merger agreement. These uncertainties may impair Juniata’s and/or LCB’s ability to attract, retain and motivate key personnel until the merger is consummated, and could cause customers and others that deal with each of Juniata and LCB to seek to change existing business relationships with them.

Retention of certain LCB employees may be challenging during the pendency of the merger, as certain employees may experience uncertainty about their future roles with Juniata. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to continue with Juniata, Juniata’s business following the merger could be harmed. In addition, the merger agreement restricts each of Juniata and LCB from taking specified actions until the merger occurs without the consent of the other. These restrictions may prevent Juniata and/or LCB from pursuing attractive business opportunities that may arise prior to the completion of the merger.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The physical properties of the Company are all owned or leased by the Bank.

The Bank owns and operates, for banking purposes, the buildings located at:

One South Main Street, Mifflintown, Pennsylvania

218 Bridge Street, Mifflintown, Pennsylvania (its corporate headquarters)

4068 William Penn Highway, Mifflintown, Pennsylvania (branch office)

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

The Bank leases four offices:

Branch Offices

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information:

Information regarding the market for the Company’s stock, the market price of the stock and dividends that the Company has paid is included in the Company’s Annual Report to Shareholders for the year ended December 31, 2017, in the section entitled “Common Stock Market Prices and Dividends,” and is incorporated by reference in this Item 5.

Holders:

As of March 16, 2018, there were 1,798 registered holders of the Company’s outstanding common stock.

For information concerning the Company’s Equity Compensation Plans, see “Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

Recent Sales of Unregistered Securities:

None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers:

The Company periodically repurchases shares of its common stock under the share repurchase program approved by the Board of Directors. The program will remain authorized until all approved shares are repurchased, unless terminated by the Board of Directors. There were no shares purchased with respect to the program during the fourth quarter of 2017, and 173,990 shares remain available to purchase under the program.

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number	Average	Part of Publicly	Shares that May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	per Share	Programs	Plans or Programs

October 1-31, 2017	-	$-	-	173,990
November 1-30, 2017	-	-	-	173,990
December 1-31, 2017	-	-	-	173,990

Totals	-		-	173,990

Performance Graph:

The following graph shows the yearly percentage change in the Company’s cumulative total shareholder return on its common stock from December 31, 2012 to December 31, 2017 compared with the Russell 3000 Index and a peer group defined by Juniata (“JUVF Peer Group Index”). The JUVF Peer Group Index consists of the following ten bank holding companies: CBT Financial Corporation (CBTC), CCFNB Bancorp, Inc. (CCFN), Dimeco, Inc. (DIMC), Emclaire Financial Corp. (EMCF), ENB Financial Corp (ENBP), First Community Financial Corporation (FMFP), Franklin Financial Services Corporation (FRAF), Kish Bancorp, Inc. (KISB), Mid Penn Bancorp, Inc. (MPB) and Riverview Financial Corporation (RIVE).

	Period Ending
Index	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
Juniata Valley Financial Corp.	100.00	102.16	110.41	112.15	121.79	139.61
Russell 3000	100.00	133.55	150.32	151.04	170.28	206.26
JUVF Peer Group Index	100.00	116.63	134.65	139.23	165.46	205.09

Source: S&P Global Market Intelligence

© 2017

ITEM 6. SELECTED FINANCIAL DATA

The section entitled “Five Year Financial Summary - Selected Financial Data” in the Company’s Annual Report to Shareholders for the year ended December 31, 2017 is incorporated by reference in this Item 6.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The section entitled “Management’s Discussion and Analysis of Financial Condition” and “Results of Operations” in the Company’s Annual Report to Shareholders for the year ended December 31, 2017 is incorporated by reference in this Item 7.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The section entitled “Management’s Discussion and Analysis – Financial Condition – Market / Interest Rate Risk” in the Company’s Annual Report to Shareholders for the year ended December 31, 2017 is incorporated by reference in this Item 7A.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s Consolidated Financial Statements and the Notes to Consolidated Financial Statements thereto included in the Company’s Annual Report to Shareholders for the year ended December 31, 2017 are incorporated by reference in this Item 8.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company’s management, with the participation of its CEO and CFO, conducted an evaluation, as of December 31, 2017, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based on this evaluation, the Company’s CEO and CFO concluded that, as of the end of the period covered by this annual report, the Company’s disclosure controls and procedures were effective in reaching a reasonable level of assurance that management is timely alerted to material events relating to the Company during the period when the Company’s periodic reports are being prepared.

Conclusion Regarding Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a – 15(f) promulgated under the Exchange Act. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under the framework in Internal Control-Integrated Framework (2013), the Company’s management concluded that internal control over financial reporting was effective as of December 31, 2017.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on our assessment, management concluded that as of December 31, 2017, the Company’s internal control over financial reporting is effective and meets the criteria of the Internal Control-Integrated Framework (2013).

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

Marcie A. Barber, President and Chief Executive Officer

/s/ JoAnn N. McMinn

JoAnn N. McMinn, Chief Financial Officer

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm on Effectiveness of Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Juniata Valley Financial Corp.

Mifflintown, Pennsylvania

Opinion on Internal Control over Financial Reporting

We have audited Juniata Valley Financial Corp., and its wholly-owned subsidiary, The Juniata Valley Bank’s (the “Company’s”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated statement of financial position of the Company as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes, and our report dated March 16, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Report on Management’s Assessment of Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

(Signed BDO USA, LLP)
Harrisburg, Pennsylvania
March 16, 2018

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference herein is information appearing in the Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2018 (the “Proxy Statement”) under the captions “Directors of the Company”, “Executive Officers of the Company”, “Corporate Governance and Board Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance”. The Company has adopted a Code of Ethics that is applicable to the Company’s Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer and other designated senior officers, which can be found in the Investor Information – Governance Documents section of the Company’s website at www.JVBonline.com. The Company will file its Proxy Statement on or before April 6, 2018.

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

Equity Compensation Plan Information
Number of securities remaining
	Number of securities to be		available for future issuance
	issued upon exercise of	Weighted average exercise	under equity compensation
	outstanding options, warrants	price of outstanding options,	plans (excluding securities
Plan Category	and rights	warrants and rights	reflected in column a)
a
Equity compensation plans approved by security holders	124,523	$17.91	345,268
Equity compensation plans not approved by security holders	-	-
Total	124,523	$17.91	345,268

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Incorporated by reference herein is the information contained in the Proxy Statement under the caption “Related Party Transactions” and “Corporate Governance and Board Matters”.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference herein is information contained in the Proxy Statement under the caption “Independent Registered Public Accounting Firm”.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	The following consolidated financial statements of the Company are filed as part of this Form 10-K:

(i)	Reports of Independent Registered Public Accounting Firm

(ii)	Consolidated Statements of Financial Condition as of December 31, 2017 and December 31, 2016

(iii)	Consolidated Statements of Income for the fiscal years ended December 31, 2017, December 31, 2016 and December 31, 2015

(iv)	Consolidated Statements of Comprehensive Income for the fiscal years ended December 31, 2017, December 31, 2016 and December 31, 2015

(v)	Consolidated Statements of Stockholders’ Equity for the fiscal years ended December 31, 2017, December 31, 2016 and December 31, 2015

(vi)	Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2017, December 31, 2016 and December 31, 2015

(vii)	Notes to Consolidated Financial Statements

(a)(2) Financial Statements Schedules. All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and have therefore been omitted.

(a)(3) Exhibits.

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3(i) to the Company’s Form 8-K Current Report filed with the SEC on November 12, 2015)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2007)

3.3	Bylaw Amendment – (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 28, 2012

10.1	Form of 1999 Directors Deferred Compensation Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2009)*

10.2	Form of Amendments to the 1999 Directors Deferred Compensation Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2011)*

10.3	Form of Director Supplemental Life Insurance/ Split Dollar Plan (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2009)*

10.4	Employee Annual Incentive Plan, (filed herewith)*■

10.5	Change of Control Severance Agreement with JoAnn N. McMinn (incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2005).*

10.6	Salary Continuation Agreement with JoAnn N. McMinn (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2008)*

10.7	Salary Continuation Agreement with Marcie A. Barber (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2008)*

10.8	Change of Control Severance Agreement with Marcie A. Barber (incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K filed with the SEC on May 27, 2008)*

10.9	Long Term Incentive Plan of Juniata Valley Financial Corp. (incorporated by reference to Exhibit 10.1 to the Company’s 2016 proxy statement filed with the SEC on April 8, 2016)*

10.10	Technology Outsourcing Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 22, 2010)

10.11	Agreement and Plan of Merger, dated December 29, 2017 by and between Juniata Valley Financial Corp., The Juniata Valley Bank and Liverpool Community Bank (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2018)

13.1	Annual Report to Shareholders

21.1	Subsidiaries of Juniata Valley Financial Corp.

23.1	Consent of BDO USA, LLP

31.1	Rule 13a-4(d) Certification of Marcie A. Barber

31.2	Rule 13a-4(d) Certification of JoAnn N. McMinn

32.1	Section 1350 Certification of Marcie A. Barber

32.2	Section 1350 Certification of JoAnn N. McMinn

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

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
Date: March 16, 2018

/s/ Marcie A. Barber
By: Marcie A. Barber
Director, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Timothy I. Havice
Timothy I. Havice	March 16, 2018
Chairman

/s/ Philip E. Gingerich, Jr.
Philip E. Gingerich, Jr.	March 16, 2018
Vice Chairman

/s/ Marcie A. Barber
Marcie A. Barber	March 16, 2018
Director and Chief Executive Officer (Principal Executive Officer)

/s/ Martin L. Dreibelbis
Martin L. Dreibelbis	March 16, 2018
Director

/s/ Gary E. Kelsey
Gary E. Kelsey	March 16, 2018
Director

/s/ Michael A. Buffington
Michael A. Buffington	March 16, 2018
Director

/s/ Richard M. Scanlon
Richard M. Scanlon, DMD	March 16, 2018
Director

/s/ Bradley J. Wagner
Bradley J. Wagner	March 16, 2018
Director

/s/ JoAnn N. McMinn
JoAnn N. McMinn	March 16, 2018
Chief Financial Officer (Principal Accounting and Financial Officer)

