Form 10-Q
period 2018-03-31
JUNIATA VALLEY FINANCIAL CORP
filed 2018-05-10
CIK 714712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended March 31, 2018

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to _____________________________

Commission File Number ___________000-13232_____________________________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 10, 2018
Common Stock ($1.00 par value)	4,772,948 shares

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Financial Condition

	(Unaudited)
(Dollars in thousands, except share data)	March 31,	December 31,
	2018	2017
ASSETS
Cash and due from banks	$12,130	$9,839
Interest bearing deposits with banks	22	58
Cash and cash equivalents	12,152	9,897

Interest bearing time deposits with banks	350	350
Equity securities (fair value adjustment in net income)	1,113	-
Securities available for sale	147,449	153,824
Restricted investment in bank stock	2,904	3,104
Investment in unconsolidated subsidiary	4,845	4,812
Total loans	389,180	383,904
Less: Allowance for loan losses	(3,035)	(2,939)
Total loans, net of allowance for loan losses	386,145	380,965
Premises and equipment, net	8,724	8,887
Other real estate owned	377	355
Bank owned life insurance and annuities	15,045	14,972
Investment in low income housing partnerships	5,145	5,245
Core deposit and other intangible	184	195
Goodwill	5,448	5,448
Mortgage servicing rights	221	225
Accrued interest receivable and other assets	4,882	3,666
Total assets	$594,984	$591,945

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing	$119,567	$115,911
Interest bearing	368,559	361,757
Total deposits	488,126	477,668

Securities sold under agreements to repurchase	4,240	9,769
Short-term borrowings	12,000	12,000
Long-term debt	25,000	25,000
Other interest bearing liabilities	1,566	1,593
Accrued interest payable and other liabilities	6,053	6,528
Total liabilities	536,985	532,558
Stockholders' Equity:
Preferred stock, no par value: Authorized - 500,000 shares, none issued	-	-
Common stock, par value $1.00 per share: Authorized 20,000,000 shares
Issued -
4,816,831 shares at March 31, 2018;
4,811,611 shares at December 31, 2017
Outstanding -
4,772,948 shares at March 31, 2018;
4,767,656 shares at December 31, 2017	4,816	4,811
Surplus	18,575	18,565
Retained earnings	41,310	40,876
Accumulated other comprehensive loss	(5,869)	(4,034)
Cost of common stock in Treasury:
43,883 shares at March 31, 2018;
43,955 shares at December 31, 2017	(833)	(831)
Total stockholders' equity	57,999	59,387
Total liabilities and stockholders' equity	$594,984	$591,945

See Notes to Consolidated Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Income (Unaudited)

	Three Months Ended
(Dollars in thousands, except share data)	March 31,
	2018	2017
Interest income:
Loans, including fees	$4,551	$4,370
Taxable securities	775	683
Tax-exempt securities	103	114
Other interest income	10	7
Total interest income	5,439	5,174
Interest expense:
Deposits	594	469
Securities sold under agreements to repurchase	15	3
Short-term borrowings	84	62
Long-term debt	93	85
Other interest bearing liabilities	8	8
Total interest expense	794	627
Net interest income	4,645	4,547
Provision for loan losses	158	105
Net interest income after provision for loan losses	4,487	4,442
Non-interest income:
Customer service fees	412	433
Debit card fee income	292	270
Earnings on bank-owned life insurance and annuities	81	84
Trust fees	102	84
Commissions from sales of non-deposit products	50	47
Income from unconsolidated subsidiary	69	47
Fees derived from loan activity	95	45
Mortgage banking income	19	33
(Loss) gain on sales and calls of securities	(15)	504
Change in value of equity securities	(6)	-
Other non-interest income	75	69
Total non-interest income	1,174	1,616
Non-interest expense:
Employee compensation expense	1,792	1,739
Employee benefits	564	654
Occupancy	318	295
Equipment	207	155
Data processing expense	416	417
Director compensation	54	60
Professional fees	177	142
Taxes, other than income	113	134
FDIC Insurance premiums	70	91
Loss (gain) on sales of other real estate owned	-	13
Amortization of intangibles	11	17
Amortization of investment in low-income housing partnerships	200	120
Merger and acquisition expense	64	-
Other non-interest expense	419	432
Total non-interest expense	4,405	4,269
Income before income taxes	1,256	1,789
Income tax provision	(71)	330
Net income	$1,327	$1,459
Earnings per share
Basic	$0.28	$0.31
Diluted	$0.28	$0.31
Cash dividends declared per share	$0.22	$0.22
Weighted average basic shares outstanding	4,770,389	4,756,517
Weighted average diluted shares outstanding	4,787,769	4,762,090

See Notes to Consolidated Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2018			2017
	Before		Net of	Before		Net of
(Dollars in thousands)	Tax	Tax	Tax	Tax	Tax	Tax
	Amount	Effect	Amount	Amount	Effect	Amount
Net income	$1,256	$71	$1,327	$1,789	$(330)	$1,459
Other comprehensive loss:
Unrealized gains on available for sale securities:
Unrealized holding (losses) gains arising during the period	(2,167)	456	(1,711)	258	(88)	170
Unrealized holding (losses) gains from unconsolidated subsidiary	(11)	-	(11)	9	-	9
Less reclassification adjustment for losses included in net income (1) (3)	15	(4)	11	(504)	171	(333)
Amortization of pension net actuarial cost (2) (3)	41	(9)	32	56	(19)	37
Other comprehensive loss	(2,122)	443	(1,679)	(181)	64	(117)
Total comprehensive (loss) income	$(866)	$514	$(352)	$1,608	$(266)	$1,342

(1)	Amounts are included in (loss) gain on sales and calls of securities on the Consolidated statements of income as a separate element within total non-interest income.
(2)	Amounts are included in the computation of net periodic benefit cost and are included in employee benefits expense on the Consolidated statements of income as a separate element within total non-interest expense.
(3)	Income tax amounts are included in the provision for income taxes on the Consolidated statements of income.

See Notes to Consolidated Financial Statements

Juniata Valley Financial Corp. and Subsidiary
Consolidated Statements of Stockholders' Equity (Unaudited)
For the Three Months Ended March 31, 2018

	Number				Accumulated
	of				Other		Total
(Dollars in thousands, except share data)	Shares	Common		Retained	Comprehensive	Treasury	Stockholders'
	Outstanding	Stock	Surplus	Earnings	Loss	Stock	Equity
Balance, January 1, 2018	4,767,656	$4,811	$18,565	$40,876	$(4,034)	$(831)	$59,387
Net income				1,327			1,327
Other comprehensive loss					(1,679)		(1,679)
Reclassification for ASU 2016-01				156	(156)		-
Cash dividends at $0.22 per share				(1,049)			(1,049)
Stock-based compensation			18				18
Purchase of treasury stock	(1,928)					(40)	(40)
Treasury stock issued for stock plans	2,000		(3)			38	35
Common stock issued for stock plans	5,220	5	(5)				-
Balance, March 31, 2018	4,772,948	$4,816	$18,575	$41,310	$(5,869)	$(833)	$57,999

Juniata Valley Financial Corp. and Subsidiary
Consolidated Statements of Stockholders' Equity (Unaudited)
For the Three Months Ended March 31, 2017

	Number				Accumulated
	of				Other		Total
(Dollars in thousands, except share data)	Shares	Common		Retained	Comprehensive	Treasury	Stockholders'
	Outstanding	Stock	Surplus	Earnings	Loss	Stock	Equity
Balance, January 1, 2017	4,755,630	$4,805	$18,476	$39,945	$(3,209)	$(927)	$59,090
Net income				1,459			1,459
Other comprehensive loss					(117)		(117)
Cash dividends at $0.22 per share				(1,047)			(1,047)
Stock-based compensation			21				21
Treasury stock issued for stock plans	2,213		(2)			41	39
Common stock issued for stock plans	4,650	5	(5)				-
Balance, March 31, 2017	4,762,493	$4,810	$18,490	$40,357	$(3,326)	$(886)	$59,445

See Notes to Consolidated Financial Statements

Juniata Valley Financial Corp. and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)	Three Months Ended March 31,
	2018	2017
Operating activities:
Net income	$1,327	$1,459
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	158	105
Depreciation	204	156
Net amortization of securities premiums	145	156
Net amortization of loan origination fees	15	15
Deferred net loan origination costs	(55)	(103)
Amortization of core deposit intangible	11	17
Amortization of investment in low income housing partnership	200	120
Net accretion (amortization) of purchase fair value adjustments	13	(13)
Net realized loss (gain) on sales and calls of available for sale securities	15	(504)
Change in value of equity securities	6	-
Net loss on sales and valuation of other real estate owned	-	13
Earnings on bank owned life insurance and annuities	(81)	(84)
Deferred income tax credit	(56)	(4)
Equity in earnings of unconsolidated subsidiary, net of dividends of $25 and $24, respectively	(44)	(23)
Stock-based compensation expense	18	21
Mortgage loans originated for sale	-	(450)
Proceeds from mortgage loans sold to others	23	363
Mortgage banking income	(19)	(33)
(Increase) decrease in accrued interest receivable and other assets	(706)	268
Decrease in accrued interest payable and other liabilities	(447)	(246)
Net cash provided by operating activities	727	1,233
Investing activities:
Purchases of:
Securities available for sale	(4,119)	(15,814)
Premises and equipment	(41)	(251)
Bank owned life insurance and annuities	(6)	(7)
Proceeds from:
Sales of securities available for sale	4,285	6,578
Maturities of and principal repayments on securities available for sale	2,779	2,994
Redemption of FHLB stock	200	158
Sale of other real estate owned	-	339
Sale of other assets	-	20
Investment in low income housing partnerships	(100)	(1,023)
Net increase in loans	(5,342)	(5,696)
Net cash used in investing activities	(2,344)	(12,702)
Financing activities:
Net increase in deposits	10,455	15,238
Net decrease in short-term borrowings and securities sold under agreements to repurchase	(5,529)	(3,527)
Cash dividends	(1,049)	(1,047)
Purchase of treasury stock	(40)	-
Treasury stock issued for employee stock plans	35	39
Net cash provided by financing activities	3,872	10,703
Net increase (decrease) in cash and cash equivalents	2,255	(766)
Cash and cash equivalents at beginning of year	9,897	9,559
Cash and cash equivalents at end of period	$12,152	$8,793
Supplemental information:
Interest paid	$792	$676
Income taxes paid	-	-
Supplemental schedule of noncash investing and financing activities:
Transfer of loans to other real estate owned	$22	$371
Transfer of loans to repossessed vehicles	12	-

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

On April 30, 2018, the Company completed the acquisition of Liverpool Community Bank (“Liverpool”). Liverpool was merged with and into the Bank. Refer to Note 13 for more information.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete consolidated financial statements. Certain items in prior financial statements have been reclassified to confirm to the current presentation. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three month period ended March 31, 2018 are not necessarily indicative of the results for the year ending December 31, 2018. For further information, refer to the consolidated financial statements and notes thereto included in Juniata Valley Financial Corp.’s Annual Report on Form 10-K (“Annual Report”) for the year ended December 31, 2017.

The Company has evaluated events and transactions occurring subsequent to the consolidated statement of financial condition date of March 31, 2018 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

2. RECENT ACCOUNTING STANDARDS UPDATES

Adoption of New Accounting Standards

ASU 2014-09, Revenue from Contracts with Customers (Topic 606)

Issued: May 2014

Summary: The amendments in this Update establish a comprehensive revenue recognition standard for virtually all industries under U.S. GAAP, including those that previously followed industry-specific guidance. The revenue standard’s core principle requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To accomplish this objective, the standard requires five basic steps: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

In August 2015, the FASB issued Accounting Standards Update 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. ASU 2015-14 deferred the effective date of the new revenue recognition standard by one year. As such, it was effective for public entities in fiscal years beginning after December 15, 2017.

The Company adopted the ASU 2014-09 on January 1, 2018 and elected the modified retrospective transition method. Because the amended guidance does not apply to revenue associated with financial instruments accounted for under other U.S. GAAP, the Company assessed the affect the guidance had on the recognition processes of certain recurring revenue streams related to non-interest income, in addition to when it is appropriate to recognize a gain/loss on the transfer of nonfinancial assets, such as other real estate owned. The Company did not identify any significant changes in the timing of revenue recognition when considering the amended accounting guidance. Additional disclosures related to revenue recognition appear in Note 12.

ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.

Issued: February 2018

Summary: The Update allows entities to reclassify from accumulated other comprehensive income (“AOCI”) to retained earnings the 'stranded' tax effects of accounting for income tax rate changes on items accounted for in AOCI that were impacted by tax reform enacted in December 2017. Because the impact of tax rate changes is recorded in income, items accounted for in AOCI could be left with a stranded tax effect appearing as though those items do not reflect the appropriate tax rate. The FASB's changes were intended to improve the usefulness of information reported to financial statement users.

Effective Date: The changes are effective for years beginning after December 31, 2018, with early adoption permitted. The Company elected to adopt the changes in the first quarter of 2018, as of December 31, 2017. The amount transferred from AOCI to retained earnings totaled $588,000 and represented the impact of the Company’s corporate tax rate change from 34% to 21% at the date of enactment of the tax reform for the unrealized gains and losses on securities and the defined benefit plan accounted for in AOCI.

ASU 2016-01, Measurement of Financial Instruments

Issued: January 2016

Summary: The amendments in this Update require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under the equity method of accounting or those that result in consolidation of the investee). The amendments in this Update also require an entity to present separately in AOCI the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the Update emphasizes the existing requirement to use exit prices to measure fair value for disclosure purposes and clarifies that entities should not make use of a practicability exception in determining the fair value of loans. Accordingly, we refined the calculations used to determine the disclosed fair value of our loans as part of adopting this standard. The redefined calculation did not have a significant impact on our fair value disclosures.

Effective Date: For public entities, the amendments in the Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company currently holds a small portfolio of equity investments for which the fair value fluctuates with market activity. The Company adopted ASU 2016-01 on January 1, 2018. As of this date, the Company had $197,000 in unrealized gains on equity securities (see Note 5). The adoption of this Update resulted in a reclassification of $156,000 from other comprehensive loss to retained earnings. The Company recorded an unrealized net loss of $6,000 on the consolidated statements of income for the three months ended March 31, 2018.

ASU 2018-03, Technical Corrections and Improvements to Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities

Issued: February 2018

Summary: The FASB issued this Update to clarify certain aspects of the guidance on recognizing and measuring financial assets and liabilities in ASU 2016-01:

•	Clarification regarding the ability to discontinue application of the measurement alternative for equity securities without a readily determinable fair value

•	Clarification of the measurement date for fair value adjustments to the carrying amount of equity securities without a readily determinable fair value for which the measurement alternative is elected

•	Clarification of the unit of account for fair value adjustments to forward contracts and purchased options on equity securities without a readily determinable fair value for which the measurement alternative is expected to be elected

•	Presentation requirements for certain hybrid financial liabilities for which the fair value option is elected

•	Measurement of financial liabilities denominated in a foreign currency for which the fair value option is elected

•	Transition guidance for equity securities without a readily determinable fair value

The amendments in ASU 2018-03 are effective for public business entities for fiscal years beginning after December 15, 2017 and for interim periods within those fiscal years beginning after June 15, 2018. For all other entities, the effective date is the same as the effective date for ASU 2016-01. All entities may early adopt the amendments, including adoption in an interim period, provided they have already adopted ASU 2016-01. The Company adopted this Update in conjunction with the adoption of ASU 2016-01 on January 1, 2018. The adoption had no material impact to the Company’s consolidated financial position or results of operations.

ASU 2017-09, Scope of Modification Accounting

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

Effective Date: The amendments were effective for all entities for fiscal years beginning after December 15, 2017, including interim periods within those years. The Company adopted ASU 2017-09 on January 1, 2018 and it had no material impact on the Company’s consolidated financial position or results of operations.

ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities

Issued: March 2017

Summary: ASU 2017-08 shortens the amortization period for premiums on purchased callable debt securities to the earliest call date, rather than amortizing over the full contractual term. The ASU does not change the accounting for securities held at a discount.

Effective Date: The amendments are effective for public business entities for fiscal years beginning after December 15, 2018. Early adoption is permitted. The Company chose to early adopt this standard, and the financial statements as of, and for the year ended, December 31, 2017 reflected the impact of premium amortization on callable debt securities to the earliest call date. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

Issued: March 2017

Summary: ASU 2017-07 requires that an employer disaggregate the service cost component from the other components of net benefit cost. The amendments also provide explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allows only the service cost component of net benefit cost to be eligible for capitalization.

Effective Date: The amendments were effective for public business entities for fiscal years beginning after December 15, 2017. The Company adopted this Update on January 1, 2018 and it had no impact on the Company’s consolidated financial position and results of operations because the Company’s defined benefit plan is frozen; therefore, there is no service cost component to consider. The cost for other components related to the defined benefit plan are recorded in employee benefits expense on the consolidated statements of income.

ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments

Issued: August 2016

Summary: ASU 2016-15 clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments are intended to reduce diversity in practice.

Effective Date: The amendments were effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company adopted this Update on January 1, 2018 and it did not have a material impact on the Company’s consolidated financial position or results of operations.

Newly Issued, Not Yet Effective Standards

ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities

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

ASU 2017-04, Simplifying the Test for Goodwill Impairment

Issued: January 2017

Summary: ASU 2017-04 eliminates the requirement of Step 2 in the current guidance to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value in Step 1 of the current guidance.

Effective Date: The amendments are effective for public business entities for fiscal years beginning after December 15, 2019. The adoption of this Update is not expected to have an impact on the Company’s consolidated financial position and results of operations.

ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

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

Effective Date: The new standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. While the Company’s senior management is currently in the process of evaluating the impact of the amended guidance on its consolidated financial statements and disclosures, it currently expects the ALLL to increase upon adoption given that the allowance will be required to cover the full remaining expected life of the portfolio, rather than the incurred loss under current U.S. GAAP. The extent of this increase is still being evaluated and will depend on economic conditions and the composition of the Company’s loan portfolio at the time of adoption. In preparation, the Company has partnered with a software provider specializing in ALLL analysis and is assessing the sufficiency of data currently available through its core database.

ASU 2016-02, Leases

Issued: February 2016

Summary: The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.

Effective Date: The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company has determined that the provisions of ASU 2016-02 will result in an increase in assets to recognize the present value of the lease obligations with a corresponding increase in liabilities; however, the Company does not expect this new standard to have a material impact on the Company’s financial position, results of operations or cash flows because the Company owns most of its facilities and this ASU will apply primarily to operating leases. The Company is currently evaluating the projected present value at the adoption date.

3. Accumulated other Comprehensive loss

Components of accumulated other comprehensive loss, net of tax, consisted of the following:

(Dollars in thousands)
	March 31, 2018	December 31, 2017
Unrealized losses on available for sale securities	$(3,550)	$(1,683)
Unrecognized expense for defined benefit pension	(2,319)	(2,351)
Accumulated other comprehensive loss	$(5,869)	$(4,034)

4. Earnings Per Share

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

The following table sets forth the computation of basic and diluted earnings per share:

(Dollars in thousands, except earnings per share data)	Three Months Ended March 31,
	2018	2017
Net income	$1,327	$1,459
Weighted-average common shares outstanding	4,770	4,757
Basic earnings per share	$0.28	$0.31

Weighted-average common shares outstanding	4,770	4,757
Common stock equivalents due to effect of stock options	17	5
Total weighted-average common shares and equivalents	4,787	4,762
Diluted earnings per share	$0.28	$0.31

5. Securities

On January 1, 2018, the Company adopted ASU 2016-01, Measurement of Financial Assets Instruments. Upon adoption, equity securities with readily determinable fair values are stated at fair value with realized and unrealized gains and losses reported in net income. For periods prior to January 1, 2018, equity securities were classified as available for sale and stated at fair value with unrealized gains and losses reported as a separate component of AOCI, net of tax. The adoption of this Update resulted in a reclassification of $156,000 in net unrealized gains from AOCI to retained earnings. As of March 31, 2018 and December 31, 2017, the Company had $1,113,000 and $1,119,000 in equity investments recorded at fair value.

The Company’s available for sale investment portfolio includes primarily bonds issued by U.S. Government sponsored agencies (approximately 23% of the investment portfolio), mortgage-backed securities issued by Government-sponsored agencies and backed by residential mortgages (approximately 63%) and municipal bonds (approximately 14%) as of March 31, 2018. Most of the municipal bonds are general obligation bonds with maturities or pre-refunding dates within 5 years.

The amortized cost and fair value of securities available for sale as of March 31, 2018 and December 31, 2017, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the securities may be called or prepaid with or without prepayment penalties.

	March 31, 2018
(Dollars in thousands)			Gross	Gross
	Amortized	Fair	Unrealized	Unrealized
Securities Available for Sale	Cost	Value	Gains	Losses
Type and Maturity
Obligations of U.S. Government agencies and corporations
Within one year	$5,999	$5,971	$-	$(28)
After one year but within five years	14,999	14,496	-	(503)
After five years but within ten years	13,998	13,346	-	(652)
	34,996	33,813	-	(1,183)
Obligations of state and political subdivisions
Within one year	696	696	-	-
After one year but within five years	14,808	14,645	16	(179)
After five years but within ten years	5,245	5,030	6	(221)
	20,749	20,371	22	(400)
Mortgage-backed securities	96,184	93,265	1	(2,920)
Total securities available for sale	$151,929	$147,449	$23	$(4,503)

	December 31, 2017
(Dollars in thousands)			Gross	Gross
	Amortized	Fair	Unrealized	Unrealized
Securities Available for Sale	Cost	Value	Gains	Losses
Type and Maturity
Obligations of U.S. Government agencies and corporations
Within one year	$6,000	$5,969	$-	$(31)
After one year but within five years	15,000	14,689	-	(311)
After five years but within ten years	13,998	13,556	-	(442)
	34,998	34,214	-	(784)
Obligations of state and political subdivisions
Within one year	2,521	2,516	-	(5)
After one year but within five years	13,959	13,955	50	(54)
After five years but within ten years	8,611	8,510	18	(119)
	25,091	24,981	68	(178)
Mortgage-backed securities	94,945	93,510	38	(1,473)
Equity securities	922	1,119	197	-
Total	$155,956	$153,824	$303	$(2,435)

Certain obligations of the U.S. Government and state and political subdivisions are pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law. The carrying value of the pledged assets was $49,050,000 and $47,825,000 at March 31, 2018 and December 31, 2017, respectively.

In addition to cash received from the scheduled maturities of securities, some investment securities available for sale are sold or called at current market values during the course of normal operations.

The following table summarizes proceeds received from sales or calls of available for sale investment securities transactions and the resulting realized gains and losses.

	Three Months Ended
(Dollars in thousands)	March 31,
	2018	2017
Gross proceeds from sales and calls of securities	$4,285	$6,578
Securities available for sale:
Gross realized gains from sold and called securities	$-	$506
Gross realized losses from sold and called securities	(15)	(2)
Net (losses) gains	$(15)	$504

As of January 1, 2018, upon the adoption of ASU 2016-01, all of the Company’ equity securities are within the scope of ASC Topic 321, Investments – Equity Securities. ASC 321 requires all equity investments within its scope to be measured at fair value with changes in fair value recognized in net income.

The following table summarizes the unrealized and realized gains and losses recognized in net income on equity securities during the three months ended March 31, 2018:

(Dollars in thousands)	Three Months Ended
March 31, 2018
Net gains and (losses) recognized during the period on equity securities	$(6)
Less: Net gains and (losses) recognized during the period on equity securities sold during the period	-
Unrealized gains and (losses) recognized during the reporting period on equity securities still held at the reporting date	$(6)

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

The following tables show gross unrealized losses and fair values of securities available for sale, aggregated by category and length of time the individual securities have been in a continuous unrealized loss position, at March 31, 2018 and December 31, 2017:

	Unrealized Losses at March 31, 2018
	Less Than 12 Months			12 Months or More			Total
	Number			Number			Number
(Dollars in thousands)	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Obligations of U.S. Government agencies and corporations	5	$10,688	$(312)	15	$23,125	$(871)	20	$33,813	$(1,183)
Obligations of state and political subdivisions	17	10,450	(173)	6	3,742	(227)	23	14,192	(400)
Mortgage-backed securities	25	52,253	(1,381)	20	36,929	(1,539)	45	89,182	(2,920)
Total temporarily impaired securities	47	$73,391	$(1,866)	41	$63,796	$(2,637)	88	$137,187	$(4,503)

	Unrealized Losses at December 31, 2017
	Less Than 12 Months			12 Months or More			Total
	Number			Number			Number
(Dollars in thousands)	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Obligations of U.S. Government agencies and corporations	5	$10,845	$(157)	15	$23,369	$(627)	20	$34,214	$(784)
Obligations of state and political subdivisions	23	10,491	(70)	6	3,862	(108)	29	14,353	(178)
Mortgage-backed securities	23	51,050	(518)	20	38,740	(955)	43	89,790	(1,473)
Total debt securities	51	72,386	(745)	41	65,971	(1,690)	92	138,357	(2,435)
Equity securities	1	9	-	1	4	-	2	13	-
Total temporarily impaired securities	52	$72,395	$(745)	42	$65,975	$(1,690)	94	$138,370	$(2,435)

At March 31, 2018, 20 U.S. Government agency and corporation securities had unrealized losses that, in the aggregate, did not exceed 1.0% of the amortized cost of the securities portfolio. Fifteen of these securities have been in a continuous loss position for 12 months or more.

At March 31, 2018, 23 obligations of state and political subdivisions had unrealized losses that, in the aggregate, did not exceed 1.0% of the amortized cost of the securities portfolio. Six of these securities has been in a continuous loss position for 12 months or more.

At March 31, 2018, 45 mortgage-backed securities had an unrealized loss that did not exceed 2.0% of the amortized cost of the securities portfolio. Twenty of these securities has been in a continuous loss position for 12 months or more. The mortgage-backed securities in the Company’s portfolio are government sponsored enterprise (GSE) pass-through instruments issued by the Federal National Mortgage Association (FNMA) or Federal Home Loan Mortgage Corporation (FHLMC), which guarantees the timely payment of principal on these investments.

The unrealized losses noted above are considered to be temporary impairments. The decline in the values of the debt securities is due only to interest rate fluctuations, rather than erosion of issuer credit quality. As a result, the payment of contractual cash flows, including principal repayment, is not at risk. Because the Company does not intend to sell the securities, does not believe the Company will be required to sell the securities before recovery and expects to recover the entire amortized cost basis, none of the debt securities are deemed to be other-than-temporarily impaired for the periods ended, March 31, 2018, March 31, 2017 and December 31, 2017, respectively.

Equity securities owned by the Company consist of common stock of various financial services providers. Management identified no other-than-temporary impairment as of, or for the periods ended December 31, 2017 and March 31, 2017.

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

Loans Held for Sale

The Company also originates residential mortgage loans with the intent to sell. These individual loans are normally funded by the buyer immediately. The Company maintains servicing rights on these loans. Mortgage servicing rights are recognized as an asset upon the sale of a mortgage loan. A portion of the cost of the loan is allocated to the servicing right based upon relative fair value. Servicing rights are intangible assets and are carried at estimated fair value. Adjustments to fair value are recorded as non-interest income and included in mortgage banking income in the consolidated statements of income.

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

Commercial loans are generally secured with short-term assets; however, in many cases, additional collateral, such as real estate, is provided as additional security for the loan. Loan-to-value maximum values have been established by the Company and are specific to the type of collateral. Collateral values may be determined using invoices, inventory reports, accounts receivable aging reports, collateral appraisals, and other methods.

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

In underwriting commercial real estate construction loans, the Company performs a thorough analysis of the financial condition of the borrower, the borrower’s credit history, the reliability and predictability of the cash flow generated by the project using feasibility studies, market data, and other resources. Appraisals on properties securing commercial real estate loans originated by the Company are performed by independent appraisers.

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

The allowance for loan losses is maintained at a level considered adequate to offset probable losses on the Company’s existing loans. The analysis of the allowance for loan losses relies heavily on changes in observable trends that may indicate potential credit weaknesses. Management’s periodic evaluation of the adequacy of the allowance is based on the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect a borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available.

In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination, which may not be currently available to management. Based on management’s comprehensive analysis of the loan portfolio, management believes the level of the allowance for loan losses as of March 31, 2018 was adequate.

There are two components of the allowance: a specific component for loans that are deemed to be impaired and a general component for contingencies.

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

The estimated fair values of substantially all of the Company’s impaired loans are measured based on the estimated fair value of the loan’s collateral. For commercial loans secured with real estate, estimated fair values are determined primarily through third-party appraisals. When a real estate secured loan becomes impaired, a decision is made regarding whether an updated certified appraisal of the real estate is necessary. This decision is based on various considerations, including the age of the most recent appraisal, the loan-to-value ratio based on the current appraisal and the condition of the property. Appraised values may be discounted to arrive at the estimated selling price of the collateral, which is considered to be the estimated fair value. The discounts also include the estimated costs to sell the property. For commercial loans secured by non-real estate collateral, estimated fair values are determined based on the borrower’s financial statements, inventory reports, aging accounts receivable, equipment appraisals or invoices. Indications of value from these sources are generally discounted based on the age of the financial information or the quality of the assets. For such loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The Company generally does not separately identify individual consumer segment loans for impairment disclosures unless such loans are subject to a restructuring agreement.

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

The component of the allowance for contingencies relates to other loans that have been segmented into risk rated categories. The borrower’s overall financial condition, repayment sources, guarantors and value of collateral, if appropriate, are evaluated quarterly or when credit deficiencies arise, such as delinquent loan payments. Credit quality risk ratings include regulatory classifications of special mention, substandard, doubtful and loss. Loans classified as special mention have potential weaknesses that deserve management’s close attention. If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects. Loans classified as substandard have one or more well-defined weaknesses that jeopardize the liquidation of the debt. Substandard loans include loans that are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified doubtful have all the weaknesses inherent in loans classified substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable. Loans classified as a loss are considered uncollectible and are charged to the allowance for loan losses. Loans not classified are rated pass. Specific reserves may be established for larger, individual classified loans as a result of this evaluation, as discussed above. Remaining loans are categorized into large groups of smaller balance homogeneous loans and are collectively evaluated for impairment. This computation is generally based on historical loss experience adjusted for qualitative factors. During 2017, the historical loss experience look-back period was changed from ten years to five years in conjunction with an increase in the number of homogeneous loan groups. Increasing the number of portfolio segments allows for a more granular approach to the analysis, and historical loss experience is more specific to the selected loan types. Management asserts that evaluating a look-back period longer than five years is no longer appropriate since more recent information is generally considered to be the most relevant. As indicated above, the historical loss experience is averaged over a five-year look-back period for each of the defined portfolio segments. The qualitative risk factors are reviewed for relevancy each quarter and include:

•	National, regional and local economic and business conditions, as well as the condition of various market segments, including the underlying collateral for collateral dependent loans;
•	Nature and volume of the portfolio and terms of loans;
•	Experience, ability and depth of lending and credit management and staff;
•	Volume and severity of past due, classified and nonaccrual loans, as well as other loan modifications;
•	Existence and effect of any concentrations of credit and changes in the level of such concentrations;
•	Effect of external factors, including competition, legal and regulatory requirements; and
•	Risk from change in the historical look-back period.

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

Acquired loans that met the criteria for impaired or nonaccrual of interest prior to the acquisition may be considered performing upon acquisition, regardless of whether the customer is contractually delinquent if Juniata expects to fully collect the new carrying value (i.e. fair value) of the loans. As such, Juniata may no longer consider the loan to be nonaccrual or nonperforming and may accrue interest on these loans, including the impact of any accretable discount. In addition, charge-offs on such loans would be first applied to the nonaccretable difference portion of the fair value adjustment.

Loans acquired through business combinations that do not meet the specific criteria of ASC 310-30, but for which a discount is attributable at least in part to credit quality, are also accounted for in accordance with this guidance. As a result, related discounts are recognized subsequently through accretion based on the contractual cash flows of the acquired loans.

Loan Portfolio Classification

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of March 31, 2018 and December 31, 2017.

(Dollars in thousands)		Special
	Pass	Mention	Substandard	Doubtful	Total
As of March 31, 2018
Commercial, financial and agricultural	$40,868	$8,433	$1,959	$2	$51,262
Real estate - commercial	113,197	18,746	5,628	899	138,470
Real estate - construction	27,024	3,642	2,663	-	33,329
Real estate - mortgage	137,363	2,909	2,775	533	143,580
Obligations of states and political subdivisions	12,516	912	-	-	13,428
Personal	9,090	16	5	-	9,111
Total	$340,058	$34,658	$13,030	$1,434	$389,180

(Dollars in thousands)		Special
	Pass	Mention	Substandard	Doubtful	Total
As of December 31, 2017
Commercial, financial and agricultural	$34,826	$8,692	$2,280	$4	$45,802
Real estate - commercial	114,299	17,928	7,189	953	140,369
Real estate - construction	22,470	3,297	2,636	-	28,403
Real estate - mortgage	139,861	3,551	2,859	617	146,888
Obligations of states and political subdivisions	12,088	956	-	-	13,044
Personal	9,360	32	6	-	9,398
Total	$332,904	$34,456	$14,970	$1,574	$383,904

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

The following table summarizes information regarding impaired loans by portfolio class as of March 31, 2018 and December 31, 2017.

	As of March 31, 2018			As of December 31, 2017
		Unpaid			Unpaid
(Dollars in thousands)	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
Impaired loans
With no related allowance recorded:
Commercial, financial and agricultural	$2	$10	$-	$468	$477	$-
Real estate - commercial	899	1,289	-	5,031	5,957	-
Acquired with credit deterioration	170	231	-	191	247	-
Real estate - mortgage	2,099	3,651	-	2,232	3,738	-
Acquired with credit deterioration	329	380	-	337	384	-

Total:
Commercial, financial and agricultural	$2	$10	$-	$468	$477	$-
Real estate - commercial	899	1,289	-	5,031	5,957	-
Acquired with credit deterioration	170	231	-	191	247	-
Real estate - mortgage	2,099	3,651	-	2,232	3,738	-
Acquired with credit deterioration	329	380	-	337	384	-
	$3,499	$5,561	$-	$8,259	$10,803	$-

Average recorded investment of impaired loans and related interest income recognized for the three months ended March 31, 2018 and 2017 are summarized in the table below.

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
	Average	Interest	Cash Basis	Average	Interest	Cash Basis
(Dollars in thousands)	Recorded	Income	Interest	Recorded	Income	Interest
	Investment	Recognized	Income	Investment	Recognized	Income
Impaired loans
With no related allowance recorded:
Commercial, financial and agricultural	$235	$-	$-	$431	$7	$-
Real estate - commercial	2,965	-	-	5,155	75	-
Acquired with credit deterioration	181	-	-	428	-	-
Real estate - construction	-	-	-	2,455	34	-
Real estate - mortgage	2,166	5	1	3,095	5	7
Acquired with credit deterioration	333	-	-	391	-	-

With an allowance recorded:
Commercial, financial and agricultural	$-	$-	$-	$10	$-	$-
Real estate - commercial	-	-	-	460	-	-
Real estate - mortgage	-	-	-	694	-	-

Total:
Commercial, financial and agricultural	$235	$-	$-	$441	$7	$-
Real estate - commercial	2,965	-	-	5,615	75	-
Acquired with credit deterioration	181	-	-	428	-	-
Real estate - construction	-	-	-	2,455	34	-
Real estate - mortgage	2,166	5	1	3,789	5	7
Acquired with credit deterioration	333	-	-	391	-	-
	$5,880	$5	$1	$13,119	$121	$7

The following table presents nonaccrual loans by classes of the loan portfolio as of March 31, 2018 and December 31, 2017.

(Dollars in thousands)
	March 31, 2018	December 31, 2017
Nonaccrual loans:
Commercial, financial and agricultural	$2	$4
Real estate - commercial	899	953
Real estate - mortgage	1,796	1,917
Total	$2,697	$2,874

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status as of March 31, 2018 and December 31, 2017.

							Loans Past
							Due Greater
	30-59	60-89	Greater				than 90
(Dollars in thousands)	Days Past	Days Past	than 90	Total Past		Total	Days and
	Due	Due	Days	Due	Current	Loans	Accruing
As of March 31, 2018
Commercial, financial and agricultural	$-	-	-	$-	$51,262	$51,262	$-
Real estate - commercial:
Real estate - commercial	171	-	-	171	138,129	138,300	-
Acquired with credit deterioration	158	-	12	170	-	170	12
Real estate - construction	1	-	-	1	33,328	33,329	-
Real estate - mortgage:
Real estate - mortgage	450	77	-	527	142,724	143,251	-
Acquired with credit deterioration	-	-	122	122	207	329	122
Obligations of states and political subdivisions	-	-	-	-	13,428	13,428	-
Personal	25	-	-	25	9,086	9,111	-
Total	$805	$77	$134	$1,016	$388,164	$389,180	$134

							Loans Past
							Due Greater
	30-59	60-89	Greater				than 90
(Dollars in thousands)	Days Past	Days Past	than 90	Total Past		Total	Days and
	Due	Due	Days	Due	Current	Loans	Accruing
As of December 31, 2017
Commercial, financial and agricultural	$-	$-	$-	$-	$45,802	$45,802	$-
Real estate - commercial:
Real estate - commercial	16	23	-	39	140,139	140,178	-
Acquired with credit deterioration	-	-	28	28	163	191	28
Real estate - construction	-	-	-	-	28,403	28,403	-
Real estate - mortgage:
Real estate - mortgage	694	80	64	838	145,713	146,551	64
Acquired with credit deterioration	-	-	123	123	214	337	123
Obligations of states and political subdivisions	-	-	-	-	13,044	13,044	-
Personal	66	6	-	72	9,326	9,398	-
Total	$776	$109	$215	$1,100	$382,804	$383,904	$215

The following tables summarize information regarding troubled debt restructurings by loan portfolio class at March 31, 2018 and December 31, 2017.

		Pre-Modification	Post-Modification
(Dollars in thousands)	Number of	Outstanding Recorded	Outstanding Recorded
	Contracts	Investment	Investment	Recorded Investment
As of March 31, 2018
Accruing troubled debt restructurings:
Real estate - mortgage	7	$369	$397	$305

Non-accruing troubled debt restructurings:
Commercial, financial, agricultural	1	19	20	2
Real estate - mortgage	1	25	25	19
	9	$413	$442	$326

		Pre-Modification	Post-Modification
(Dollars in thousands)	Number of	Outstanding Recorded	Outstanding Recorded
	Contracts	Investment	Investment	Recorded Investment
As of December 31, 2017
Accruing troubled debt restructurings:
Real estate - mortgage	7	$369	$397	$315

Non-accruing troubled debt restructurings:
Commercial, financial, agricultural	1	19	20	4
Real estate - mortgage	1	25	25	20
	9	$413	$442	$339

The Company’s troubled debt restructurings are also impaired loans, which may result in a specific allocation and subsequent charge-off if appropriate. As of March 31, 2018, there were no specific reserves carried for troubled debt restructured loans. There were also no defaults of troubled debt restructurings that took place during the three months ended March 31, 2018 or 2017 within 12 months of restructure. On December 31, 2017, there were no specific reserves carried for the troubled debt restructurings. There was one troubled debt restructured loan for $4,000 at December 31, 2017 for which an $8,000 charge-off was recorded in 2017. The amended terms of the restructured loans vary, and may include interest rates that have been reduced, principal payments that have been reduced or deferred for a period of time and/or maturity dates that have been extended.

There were no loan terms modified resulting in troubled debt restructuring during the three months ended March 31, 2018. The following table lists the loan whose terms were modified resulting in a troubled debt restructuring during the three month period ending March 31, 2017.

		Pre-Modification	Post-Modification
(Dollars in thousands)	Number of	Outstanding Recorded	Outstanding Recorded
	Contracts	Investment	Investment	Recorded Investment
Three Months Ended March 31, 2017
Accruing troubled debt restructurings:
Commercial, financial, agricultural	1	$19	$20	$19
	1	$19	$20	$19

Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process at March 31, 2018 and December 31, 2017 totaled $956,000 and $1,285,000, respectively.

The following tables summarize the activity in the allowance for loan losses and related investments in loans receivable.

As of, and for the periods ended, March 31, 2018

					Obligations of
	Commercial,				states and
(Dollars in thousands)	financial and	Real estate -	Real estate -	Real estate -	political
	agricultural	commercial	construction	mortgage	subdivisions	Personal	Total
Allowance for loan losses:
Beginning balance, January 1, 2018	$273	$1,022	$288	$1,285	$-	$71	$2,939
Charge-offs		(51)		(11)		(11)	(73)
Recoveries	3	5				3	11
Provisions	43	83	52	(15)	-	(5)	158
Ending balance, March 31, 2018	$319	$1,059	$340	$1,259	$-	$58	$3,035
collectively evaluated for impairment	$319	$1,059	$340	$1,259	$-	$58	$3,035

Loans receivable:
Ending balance	$51,262	$138,470	$33,329	$143,580	$13,428	$9,111	$389,180
individually evaluated for impairment	2	899	-	2,099	-	-	3,000
acquired with credit deterioration	-	170	-	329	-	-	499
collectively evaluated for impairment	$51,260	$137,401	$33,329	$141,152	$13,428	$9,111	$385,681

As of, and for the periods ended, March 31, 2017

					Obligations of
	Commercial,				states and
	financial and	Real estate -	Real estate -	Real estate -	political
	agricultural	commercial	construction	mortgage	subdivisions	Personal	Total
Allowance for loan losses:
Beginning balance, January 1, 2017	$318	$948	$231	$1,143	$-	$83	$2,723
Charge-offs	-	-	-	(64)	-	(6)	(70)
Recoveries	-	-	-	44	-	3	47
Provisions	50	120	(105)	37	-	3	105
Ending balance, March 31, 2017	$368	$1,068	$126	$1,160	$-	$83	$2,805
individually evaluated for impairment	11	30	-	66	-	-	107
collectively evaluated for impairment	$357	$1,038	$126	$1,094	$-	$83	$2,698

Loans receivable:
Ending balance	$45,539	$139,560	$20,295	$150,747	$17,648	$9,913	$383,702
individually evaluated for impairment	445	5,729	2,455	3,521	-	-	12,150
acquired with credit deterioration	-	215	-	367	-	-	582
collectively evaluated for impairment	$45,094	$133,616	$17,840	$146,859	$17,648	$9,913	$370,970

As of December 31, 2017

					Obligations of
	Commercial,				states and
(Dollars in thousands)	financial and	Real estate -	Real estate -	Real estate -	political
	agricultural	commercial	construction	mortgage	subdivisions	Personal	Total
Allowance for loan losses:
Beginning balance, January 1, 2017	$318	$948	$231	$1,143	$-	$83	$2,723
Charge-offs	(46)	(70)	-	(149)	-	(27)	(292)
Recoveries	5	2	-	45	-	17	69
Provisions	(4)	142	57	246	-	(2)	439
Ending balance, December 31, 2017	$273	$1,022	$288	$1,285	$-	$71	$2,939
individually evaluated for impairment	-	-	-	-	-	-	-
collectively evaluated for impairment	$273	$1,022	$288	$1,285	$-	$71	$2,939

Loans receivable:
Ending balance	$45,802	$140,369	$28,403	$146,888	$13,044	$9,398	$383,904
individually evaluated for impairment	468	5,031	-	2,232	-	-	7,731
acquired with credit deterioration	-	191	-	337	-	-	528
collectively evaluated for impairment	$45,334	$135,147	$28,403	$144,319	$13,044	$9,398	$375,645

7. Goodwill and other intangible assets

Goodwill

On September 8, 2006, the Company acquired a branch office in Richfield, PA. Goodwill associated with this transaction is carried at $2,046,000. On November 30, 2015, the Company acquired FNBPA Bancorp, Inc. and as a result, carries goodwill of $3,402,000 relating to the acquisition. Total goodwill at both March 31, 2018 and December 31, 2017 was $5,448,000. Goodwill is not amortized but is measured annually for impairment or more frequently if certain events occur which might indicate goodwill has been impaired. There was no impairment of goodwill during the three month periods ended March 31, 2018 or 2017.

Intangible Assets

On November 30, 2015, a core deposit intangible in the amount of $303,000 associated with the FNBPA Bancorp, Inc. acquisition was recorded and is being amortized over a ten-year period using a sum of the year’s digits basis. Other intangible assets in the amount of $40,000 were also identified and recorded as of November 30, 2015. The other intangible assets were amortized on a straight-line basis over two years, through November 30, 2017. Amortization expense recognized for the intangibles related to the FNBPA acquisition in the three months ended March 31, 2018 and 2017 were $11,000 and $17,000, respectively.

The following table shows the amortization schedule for each of the FNBPA intangible assets recorded.

	FNBPA	FNBPA
	Acquisition	Acquisition
	Core	Other
(Dollars in thousands)	Deposit	Intangible
	Intangible	Assets
Beginning Balance at Acquisition Date	$303	$40
Amortization expense recorded prior to January 1, 2017	59	22
Amortization expense recorded in the twelve months ended December 31, 2017	49	18
Unamortized balance as of December 31, 2017	195	-
Amortization expense recorded in the three months ended March 31, 2018	11	-
Unamortized balance as of March 31, 2018	$184	$-

Scheduled remaining amortization expense for years ended:
December 31, 2018	$33
December 31, 2019	38
December 31, 2020	33
December 31, 2021	27
December 31, 2022	21
After December 31, 2022	32

8. Investment in Unconsolidated Subsidiary

As of March 31, 2018, the Company owned 39.16% of the outstanding common stock of Liverpool Community Bank (LCB), Liverpool, PA. This investment was accounted for under the equity method of accounting and was carried at $4,845,000 as of March 31, 2018. The Company increased its investment in LCB for its share of earnings and decreased its investment by any dividends received from LCB. The investment was evaluated quarterly for impairment. A loss in value of the investment which is determined to be other than a temporary decline would have been recognized as a loss in the period in which such determination was made. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of LCB to sustain an earnings capacity that would justify the current carrying value of the investment. There was no impairment of the investment relating to LCB during the three month periods ended March 31, 2018 or 2017.

On April 30, 2018, LCB merged with, and into, The Juniata Valley Bank, with The Juniata Valley Bank continuing as the surviving entity (see Note 13).

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

Equities Securities – The fair value of equity securities is based upon quoted prices in active markets and is reported using Level 1 inputs.

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

The following tables summarize financial assets and financial liabilities measured at fair value as of March 31, 2018 and December 31, 2017, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value. There were no transfers of assets between fair value Level 1 and Level 2 during the three months ended March 31, 2018 or 2017.

		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
(Dollars in thousands)	March 31,	for Identical	Observable	Unobservable
	2018	Assets	Inputs	Inputs
Measured at fair value on a recurring basis:
Debt securities available-for-sale:
Obligations of U.S. Government agencies and corporations	$33,813	$-	$33,813	$-
Obligations of state and political subdivisions	20,371	-	20,371	-
Mortgage-backed securities	93,265	-	93,265	-
Equity securities	1,113	1,113	-	-

Measured at fair value on a non-recurring basis:
Impaired loans	$1,414	$-	$-	$1,414
Other real estate owned	27	-	-	27
Mortgage servicing rights	221	-	-	221

		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
(Dollars in thousands)	December 31,	for Identical	Observable	Unobservable
	2017	Assets	Inputs	Inputs
Measured at fair value on a recurring basis:
Debt securities available-for-sale:
Obligations of U.S. Government agencies and corporations	$34,214	$-	$34,214	$-
Obligations of state and political subdivisions	24,981	-	24,981	-
Mortgage-backed securities	93,510	-	93,510	-
Equity securities available-for-sale	1,119	1,119	-	-

Measured at fair value on a non-recurring basis:
Impaired loans	$1,574	$-	$-	$1,574
Other real estate owned	27	-	-	27
Mortgage servicing rights	225	-	-	225

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs have been used to determine fair value:

(Dollars in thousands)
March 31, 2018	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
Impaired loans	$1,414	Appraisal of collateral (1)	Appraisal and liquidation adjustments (2)	0% - 13%	8%
Other real estate owned	27	Appraisal of collateral (1)	Appraisal and liquidation adjustments (2)	22%	22%
Mortgage servicing rights	221	Multiple of annual servicing fee	Estimated pre-payment speed, based on rate and term	300% - 400%	371%

(Dollars in thousands)
December 31, 2017	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
Impaired loans	$1,574	Appraisal of collateral (1)	Appraisal and liquidation adjustments (2)	0% - 13%	8%
Other real estate owned	27	Appraisal of collateral (1)	Appraisal and liquidation adjustments (2)	22%	22%
Mortgage servicing rights	225	Multiple of annual servicing fee	Estimated pre-payment speed, based on rate and term	300% - 400%	371%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral that generally include various Level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted downward by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

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

The following discussion describes the estimated fair value of the Company’s financial instruments as well as the significant methods and assumptions not previously disclosed used to determine these estimated fair values.

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

Loans – As of March 31, 2018, the fair values of loans were estimated on an exit price basis incorporating discounts for credit, liquidity and marketability factors. This is not comparable with the fair values disclosed as of December 31, 2017, which were based on an entrance price basis. As of that date, fair values of variable rate loans that reprice frequently and which entail no significant changes in credit risk were based on carrying values. The fair values of other loans as of that were estimated by calculating the present vale of the cash flow difference between the current rate and the market rate, for the average maturity, discounted quarterly at the market rate.

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

The estimated fair values of the Company’s financial instruments are as follows:

	Financial Instruments
	March 31, 2018		December 31, 2017
(Dollars in thousands)	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and due from banks	$12,130	$12,130	$9,839	$9,839
Interest bearing deposits with banks	22	22	58	58
Interest bearing time deposits with banks	350	350	350	350
Equity securities	1,113	1,113	-	-
Available for sale securities	147,449	147,449	153,824	153,824
Restricted investment in FHLB stock	2,904	2,904	3,104	3,104
Loans, net of allowance for loan losses	386,145	375,387	380,965	372,906
Mortgage servicing rights	221	221	225	225
Accrued interest receivable	1,608	1,608	1,582	1,582

Financial liabilities:
Non-interest bearing deposits	$119,567	$119,567	$115,911	$115,911
Interest bearing deposits	368,559	367,640	361,757	361,468
Securities sold under agreements to repurchase	4,240	4,240	9,769	9,769
Short-term borrowings	12,000	12,000	12,000	12,000
Long-term debt	25,000	24,853	25,000	24,885
Other interest bearing liabilities	1,566	1,567	1,593	1,595
Accrued interest payable	302	302	300	300

Off-balance sheet financial instruments:
Commitments to extend credit	$-	$-	$-	$-
Letters of credit	-	-	-	-

The following tables present the carrying amount, fair value and placement in the fair value hierarchy of the Company’s financial instruments not previously disclosed as of March 31, 2018 and December 31, 2017. This table excludes financial instruments for which the carrying amount approximates fair value.

			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices in	Significant	Significant
			Active Markets	Other	Other
(Dollars in thousands)	Carrying		for Identical	Observable	Unobservable
	Amount	Fair Value	Assets or Liabilities	Inputs	Inputs
March 31, 2018
Financial instruments - Assets
Interest bearing time deposits with banks	$350	$350	$-	$350	$-
Loans, net of allowance for loan losses	386,145	375,387	-	-	375,387
Financial instruments - Liabilities
Interest bearing deposits	$368,559	$367,640	$-	$367,640	$-
Long-term debt	25,000	24,853	-	24,853	-
Other interest bearing liabilities	1,566	1,567	-	1,567	-

			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices in	Significant	Significant
			Active Markets	Other	Other
(Dollars in thousands)	Carrying		for Identical	Observable	Unobservable
	Amount	Fair Value	Assets or Liabilities	Inputs	Inputs
December 31, 2017
Financial instruments - Assets
Interest bearing time deposits with banks	$350	$350	$-	$350	$-
Loans, net of allowance for loan losses	380,965	372,906	-	-	372,906
Financial instruments - Liabilities
Interest bearing deposits	$361,757	$361,468	$-	$361,468	$-
Long-term debt	25,000	24,885	-	24,885	-
Other interest bearing liabilities	1,593	1,595	-	1,595	-

10. Defined Benefit Retirement Plan

The Company sponsors a defined benefit retirement plan, The Juniata Valley Bank Retirement Plan (“JVB Plan”), which covers substantially all of its employees employed prior to December 31, 2007. As of January 1, 2008, the JVB Plan was amended to close the plan to new entrants. All active participants as of December 31, 2007 became 100% vested in their accrued benefit and, as long as they remained eligible, continued to accrue benefits until December 31, 2012. The benefits are based on years of service and the employee’s compensation. Effective December 31, 2012, the JVB Plan was amended to cease future service accruals after that date (i.e., it was frozen).

As a result of the FNBPA acquisition, as of November 30, 2015, the Company assumed sponsorship of a second defined benefit retirement plan, the Retirement Plan for the First National Bank of Port Allegany (“FNB Plan”), which covers substantially all former FNBPA employees that were employed prior to September 30, 2008. The FNBPA Plan was amended as of December 31, 2015 to cease future service accruals to previously unfrozen participants and is now considered to be “frozen”. Effective December 31, 2016, the FNB Plan was merged into the JVB Plan, which was amended to provide the same benefits to the class of participants previously included in the FNB Plan.

The Company’s funding policy with respect to the JVB Plan is to contribute annually no more than the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide for benefits attributed to service through December 31, 2012. The Company made no contributions during the three months ended March 31, 2018 and is not required to make a contribution in the remainder of 2018; however, it is considering doing so.

In 2017, Juniata initiated a strategy to reduce the liability associated with its defined benefit pension plan. The first step of the initiative consisted of the purchase of a single premium group annuity for a group of Juniata’s retirees, transferring the associated pension liability to the issuer of the annuity. This step reduced Juniata’s overall pension liability by approximately 12%, which resulted in a pre-tax charge to earnings of $377,000 in the third quarter of 2017. This pre-tax charge represents an acceleration of pension expenses that would otherwise have impacted Juniata’s earnings in the future.

Pension expense included the following components for the three month periods ended March 31, 2018 and 2017:

	Three Months Ended
(Dollars in thousands)	March 31,
	2018	2017
Components of net periodic pension cost:
Interest cost	$132	$161
Expected return on plan assets	(192)	(201)
Recognized net actuarial loss	41	56
Net periodic pension cost	$(19)	$16

Amortization of net actuarial loss recognized in other comprehensive income	$(41)	$(56)

Total recognized in net periodic pension cost and other comprehensive income	$(60)	$(40)

11. Commitments, Contingent Liabilities and Guarantees

In the ordinary course of business, the Company makes commitments to extend credit to its customers through letters of credit, loan commitments and lines of credit. At March 31, 2018, the Company had $77,283,000 outstanding in loan commitments and other unused lines of credit extended to its customers as compared to $77,023,000 at December 31, 2017.

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its letters of credit. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third-party. Generally, financial and performance letters of credit have expiration dates within one year of issuance, while commercial letters of credit have longer term commitments. The credit risk involved in issuing letters of credit is essentially the same as the risks that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. The Company had outstanding $2,776,000 and $2,541,000 of financial and performance letters of credit commitments as of March 31, 2018 and December 31, 2017, respectively. Commercial letters of credit as of March 31, 2018 and December 31, 2017 totaled $15,317,000 and $12,650,000, respectively. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The amount of the liability as of March 31, 2018 for payments under letters of credit issued was not material. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk.

Additionally, the Company has sold qualifying residential mortgage loans to the FHLB as part of its Mortgage Partnership Finance Program (“Program”). Under the terms of the Program, there is limited recourse back to the Company for loans that do not perform in accordance with the terms of the loan agreement. Each loan sold under the Program is “credit enhanced” such that the individual loan’s rating is raised to “BBB”, as determined by the FHLB. The Program can be terminated by either the FHLB or the Company, without cause. The FHLB has no obligation to commit to purchase any mortgage through, or from, the Company.

12. REVENUE RECOGNITION

As disclosed in Note 2, as of January 1, 2018, the Company adopted ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, as well as subsequent ASU’s that modified ASC 606. The Company elected to apply the ASU and all related ASU’s using the modified retrospective approach applied to all contracts imitated on or after the effective date, and for contracts which have remaining obligations as of the effective date, while prior period results continue to be reported under legacy U.S. GAAP. Based on this assessment, the Company concluded that ASC 606 did not materially change the method in with the Company currently recognizes revenue for these revenue streams, which is by recognizing revenues as they are earned based upon contractual terms, as transactions occur, or as services are provided and collectability is reasonably assured.

The Company generally acts in a principal capacity, on its own behalf, in most contracts with customers. In such transactions, revenue and related costs to provide these services are recognized on a gross basis in the financial statements. In some cases, the Company acts in an agent capacity, deriving revenue through assisting other entities in transactions with its customers. In such transactions, revenue and the related costs to provide the services are recognized on a net basis in the financial statements. These transactions primarily relate to non-deposit product commissions and fees derived from customers use of various interchange and ATM/debit card networks.

All of the Company’s revenue from contracts with customers in the scope of ASC 606 are recognized within non-interest income on the consolidated statements of income, except for the gain/loss on the sale of other real estate owned, which is included in other non-interest expense. Revenue streams not within the scope of ASC 606 included in non-interest income on the consolidated statements of income include earnings on bank-owned life insurance and annuities, income from unconsolidated subsidiary, fees derived from loan activity, mortgage banking income, gain/loss on sales and calls of securities, and the change in value of equity securities.

A description of the Company’s sources of revenue accounted for under ASC 606 are as follows:

Customer Service Fees – fees mainly represent fees from deposit customers for transaction based, account maintenance, and overdraft services. Transaction based fees include, but are not limited to, stop payment and overdraft fees. These fees are recognized at the time of the transaction when the performance obligation has been fulfilled. Account maintenance fees and account analysis fees are earned over the course of a month, representing the period of the performance obligation, and are recognized monthly.

Debit Card Fee Income – consists of interchange fees from cardholder transactions conducted through the card payment network. Cardholders use debit cards to conduct point-of-sale transactions that produce interchange fees. The Company acts in an agent capacity to offer processing services for debit cards to its customers. Fees are recognized with the processing of the transactions and netted against the related fees from such transactions.

Trust Fees – include asset management and estate fees. Asset management fees are generally based on a fee schedule, based upon the market value of the assets under management, and recognized monthly when the service obligation is completed. Trust fees recognized during the three months ended March 31, 2018 totaled $90,000. Fees for estate management services are based on a specified fee schedule and generally recognized as the following performance obligations are fulfilled: (i) 25% of total estate fee recognized when all estate assets are collected and debts paid, (ii) 50% of the total fee is recognized when the inheritance tax return is filed, and (iii) remaining 25% is recognized when the first and final account is confirmed, settling the estate. Estate fees recognized during the three months ended March 31, 2018 totaled $12,000.

Commissions From Sales Of Non-Deposit Products – include, but are not limited to, brokerage services, employer-based retirement solutions, individual retirement planning, insurance solutions, and fee-based investment advisory services. The Company acts in an agent capacity to offer these services to customers. Revenue is recognized, net of related fees, in the month in which the contract is fulfilled.

Other Non-Interest Income – includes certain revenue streams within the scope of ASC 606 comprised primarily of ATM surcharges, commissions on check orders, and wire transfer fees. ATM surcharges are the result of customers conducting ATM transactions that generate fee income. All of these fee, as well as wire transfer fees, are transaction based and are recognized at the time of the transaction. In addition, the Company acts in an agent capacity to offer checks to its customers and recognizes commissions, net of related fees, when the contract is fulfilled.

Gains/Losses On Sales Of Other Real Estate Owned – are recognized when control of the property transfers to the buyer, which generally occurs when the deed is executed.

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due from the customer. The company’s non-interest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into longer-term revenue contracts with customer, and therefore, does not experience significant contract balances.

Contract Acquisition Costs

The Company expenses all contract acquisition costs as costs are incurred.

13. Subsequent Events

On April 17, 2018, the Board of Directors declared a cash dividend of $0.22 per share to shareholders of record on May 15, 2018, payable on June 1, 2018.

Liverpool Community Bank Acquisition

On April 30, 2018, the Company completed the acquisition of Liverpool Community Bank. Liverpool was merged with and into Juniata’s subsidiary bank, The Juniata Valley Bank. Shareholders of Liverpool’s common stock issued and outstanding immediately prior to the effective time of the Merger (other than the LCB common stock owned of record or beneficially by Juniata, which was cancelled) was converted into the right to receive, at the election of the holder, either: (i) 202.6286 shares of common stock of Juniata or (ii) $4,050.00 (the “Cash Consideration”), subject to proration to maintain total Cash Consideration at a minimum of 15% and a maximum of 20% of the total merger consideration with the transaction valued at approximately $12.6 million.

The transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration exchanged were recorded at estimated fair values on the acquisition date. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition. Management is in the process of assessing the assets purchased, liabilities assumed and consideration exchanged in connection with the merger. As of April 30, 2018, Liverpool had total assets of $45,402,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements:

The information contained in this Quarterly Report on Form 10-Q contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder) including statements that are not historical facts or that address trends or management's intentions, plans, beliefs, expectations or opinions. Forward-looking statements can be identified by the use of words such as “believes”, “expects”, “anticipates”, “may”, “should”, “will”, “could”, “estimates”, “projects”, “predicts”, “potential”, “continue”, “plans”, “future”, “intends”, “goal”, “strategy”, “likely”, “seek” and similar expressions. Any forward-looking statement made by us in this document is based only on information currently available to us and speaks only as of the date when made. Juniata undertakes no obligation to publicly update or revise forward looking information, whether as a result of new or updated information, future events, or otherwise. Forward-looking statements are not historical facts or guarantees of future performance, events or results and are subject to potential risks and uncertainties, many of which are outside of our control, that could cause actual results to differ materially from this forward-looking information. Important factors that could cause our actual result and financial condition to differ materially from those indicated in the forward-looking statements include, without limitation;

•	the impact of adverse changes in the economy and real estate markets, including protracted periods of low-growth and sluggish loan demand;
•	the effect of market interest rates, particularly following a period of low market interest rates and current market uncertainties, and relative balances of rate-sensitive assets to rate-sensitive liabilities, on net interest margin and net interest income;
•	the effect of competition on rates of deposit and loan growth and net interest margin;
•	increases in non-performing assets, which may result in increases in the allowance for credit losses, loan charge-offs and elevated collection and carrying costs related to such non-performing assets;
•	other income growth, including the impact of regulatory changes which have reduced debit card interchange revenue;
•	investment securities gains and losses, including other than temporary declines in the value of securities which may result in charges to earnings;
•	the effects of changes in the applicable federal income tax rate;
•	the level of other expenses, including salaries and employee benefit expenses;
•	the impact of increased regulatory scrutiny of the banking industry;
•	the increasing time and expense associated with regulatory compliance and risk management;
•	capital and liquidity strategies, including the impact of the capital and liquidity requirements modified by the Basel III standards;
•	the effects of changes in accounting policies, standards, and interpretations of the Company’s consolidated balance sheets and consolidated statements of income;
•	the Company’s failure to identify and to address cyber-security risks;
•	the Company’s ability to keep pace with technological changes;
•	the Company’s ability to attract and retain talented personnel;
•	the Company’s reliance on its subsidiary for substantially all of its revenues and its ability to pay dividends;
•	the effects of changes in relevant accounting principles and guidelines on the presentation of the Company’s financial condition and results of operations; and
•	failure of third party service providers to perform their contractual obligations.

For a more complete discussion of certain risks, uncertainties and other factors affecting the Company, refer to the Company’s Risk Factors, contained in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, a copy of which may be obtained from the Company upon request and without charge (except for the exhibits thereto), and Item 1A of Part II of this Quarterly Report on Form 10-Q.

Critical Accounting Policies:

Disclosure of the Company’s significant accounting policies is included in the notes to the consolidated financial statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Any policies adopted after this date are included in the Note 1, Basis of Presentation and Accounting Policies. Some of these policies require significant judgments, estimates, and assumptions to be made by management, most particularly in connection with determining the provision for loan losses and the appropriate level of the allowance for loan losses, as well as management’s evaluation of the investment portfolio for other-than-temporary impairment.

General:

The following discussion relates to the consolidated financial condition of the Company as of March 31, 2018, as compared to December 31, 2017, and the consolidated results of operations for the three months ended March 31, 2018, compared to the same period in 2017. This discussion should be read in conjunction with the interim consolidated financial statements and related notes included herein.

Overview:

Juniata Valley Financial Corp. is a Pennsylvania corporation organized in 1983 to be the holding company of The Juniata Valley Bank. The Bank is a state-chartered bank headquartered in Mifflintown, Pennsylvania. Juniata Valley Financial Corp. and its subsidiary bank derive substantially all of their income from banking and bank-related services, including interest earned on residential real estate, commercial mortgage, commercial and consumer loans, interest earned on investment securities and fee income from deposit services and other financial services to its customers. The Company completed its acquisition of FNBPA Bancorp, Inc. (“FNBPA”) on November 30, 2015, at which time total assets increased by approximately $92 million, or 19%. As of March 31, 2018, Juniata Valley Financial Corp. also owned 39.16% of Liverpool Community Bank (“LCB”), located in Liverpool, Pennsylvania. The Company accounted for LCB as an unconsolidated subsidiary using the equity method of accounting. On April 30, 2018, Juniata acquired LCB, and LCB was merged with and into The Juniata Valley Bank. As a result of the merger, Juniata now operates a total of 16 locations in Pennsylvania.

Financial Condition:

Total assets as of March 31, 2018, were $595.0 million, an increase of $3.0 million, or 0.5%, compared to December 31, 2017. Comparing the balances at March 31, 2018 and December 31, 2017, deposits increased by $10.5 million, with non-interest bearing deposits increasing $3.7 million and interest-bearing deposits increasing $6.8 million. During the same period, the Company utilized an interest rate strategy by selling underperforming investments in order to reduce high cost borrowings. This strategy led to a strategic decline in the investment portfolio of $5.3 million and a decline in total borrowings of $5.5 million.

The table below shows changes in deposit volumes by type of deposit between December 31, 2017 and March 31, 2018.

(Dollars in thousands)	March 31,	December 31,	Change
	2018	2017	$	%
Deposits:
Demand, non-interest bearing	$119,567	$115,911	$3,656	3.2%
Interest bearing demand and money market	127,153	122,407	4,746	3.9
Savings	101,115	98,966	2,149	2.2
Time deposits, $250,000 and more	8,472	8,456	16	0.2
Other time deposits	131,819	131,928	(109)	(0.1)
Total deposits	$488,126	$477,668	$10,458	2.2%

Overall, loans increased $5.3 million, or 1.4%, between December 31, 2017 and March 31, 2018. As shown in the table below, the increases occurred primarily in commercial, financial and agricultural loans and real estate – construction loans. These increases were partially offset by reductions in residential and commercial real estate loans.

(Dollars in thousands)	March 31,	December 31,	Change
	2018	2017	$	%
Loans:
Commercial, financial and agricultural	$51,262	$45,802	$5,460	11.9%
Real estate - commercial	138,470	140,369	(1,899)	(1.4)
Real estate - construction	33,329	28,403	4,926	17.3
Real estate - mortgage	143,580	146,888	(3,308)	(2.3)
Obligations of states and political subdivisions	13,428	13,044	384	2.9
Personal	9,111	9,398	(287)	(3.1)
Total loans	$389,180	$383,904	$5,276	1.4%

A summary of the activity in the allowance for loan losses for each of the three month periods ended March 31, 2018 and 2017 is presented below.

(Dollars in thousands)	Periods Ended March 31,
	2018	2017
Balance of allowance - January 1	$2,939	$2,723
Loans charged off	(73)	(70)
Recoveries of loans previously charged off	11	47
Net charge-offs	(62)	(23)
Provision for loan losses	158	105
Balance of allowance - end of period	$3,035	$2,805

Ratio of net charge-offs during period to average loans outstanding	0.02%	0.01%

As of March 31, 2018, 36 loans (exclusive of loans acquired from FNBPA with existing credit deterioration) with aggregate outstanding balances of $3,000,000 were individually evaluated for impairment. A collateral analysis was performed on each of these 36 loans in order to establish a portion of the reserve needed to carry the impaired loans at fair value. There were no loans determined to have insufficient collateral, thus, the establishment of a specific reserve was not required for any of the impaired loans.

As of March 31, 2018, there were $34,658,000 in special mention loans compared to $34,456,000 at December 31, 2017 and $13,030,000 in substandard loans compared to $14,970,000 at December 31, 2017.

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

The following is a summary of the Bank’s non-performing loans on March 31, 2018 as compared to December 31, 2017.

(Dollar amounts in thousands)	As of and for the	As of and for the
	three months ended	year ended
Non-performing loans	March 31, 2018	December 31, 2017
Non-accrual loans	$2,676	$2,787
Accruing loans past due 90 days or more, exclusive of loans acquired with credit deterioration	-	64
Restructured loans in default and non-accruing	21	87
Total	$2,697	$2,938

Average loans outstanding	390,023	385,411

Ratio of non-performing loans to average loans outstanding	0.69%	0.76%

Stockholders’ equity decreased from December 31, 2017 to March 31, 2018 by $1,388,000, or 2.3%. The Company’s net income exceeded dividends paid by $278,000. The adjustment to accumulated other comprehensive loss to record the amortization of the net actuarial loss of the Company’s defined benefit retirement plan increased the Company’s equity by $32,000. The change in net unrealized losses from both the change in market value of securities available for sale and from the unconsolidated subsidiary decreased shareholders’ equity by $1,711,000 when comparing March 31, 2018 to December 31, 2017. Stock based compensation expense recorded pursuant to the Company’s Stock Option Plan added $18,000 to stockholders’ equity during the three month period, and payments for exercised stock options added $35,000. Treasury stock purchases during the three months ended March 31, 2018 decreased stockholders’ equity by $40,000.

Subsequent to March 31, 2018, the following events took place:

On April 17, 2018, the Board of Directors declared a cash dividend of $0.22 per share to shareholders of record on May 15, 2018, payable on June 1, 2018.

On April 30, 2018, Juniata Valley Financial Corp. acquired Liverpool Community Bank. Liverpool was merged with and into Juniata’s subsidiary bank, The Juniata Valley Bank, on that date and is now operating as the Liverpool Community Office of The Juniata Valley Bank. Shareholders of Liverpool’s common stock issued and outstanding immediately prior to the effective time of the Merger (other than the LCB common stock beneficially owned by Juniata, which was cancelled) was converted into the right to receive, at the election of the holder, either: (i) 202.6286 shares of common stock of Juniata or (ii) $4,050.00 (the “Cash Consideration”), subject to proration to maintain total Cash Consideration at a minimum of 15% and a maximum of 20% of the total merger consideration. The transaction was valued at approximately $12.6 million and expands Juniata’s footprint in Perry County. As a result of the merger, Juniata now operates a total of 16 community offices in Pennsylvania.

The transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration exchanged were recorded at estimated fair values on the acquisition date. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition. Management is in the process of assessing the assets purchased, liabilities assumed and consideration exchanged in connection with the merger.

Comparison of the Three Months Ended March 31, 2018 and 2017

Operations Overview:

Net income for the first quarter of 2018 was $1,327,000, a decrease of $132,000, or 9.0%, when compared to the first quarter of 2017. The decrease was primarily due to the recording of net investment security gains of $504,000 in the first quarter of 2017, while a net loss on the sales of investment securities of $15,000 was recorded in the corresponding 2018 period. The decline in investment security gains was partially offset by an income tax benefit of $71,000 recorded in the first quarter of 2018 compared to a tax expense of $330,000 recorded during the same period in 2017. The income tax variance was partially due to the increase in tax credits of $82,000 from the completion of phase II of a low income elderly housing project in late 2017 and the reduction in the Company’s corporate tax rate from 34% to 21% due to the enactment of the Tax Cuts and Jobs Act on December 22, 2017, in addition to lower income in the first quarter of 2018. Basic and diluted earnings per share were $0.28 in the first quarter of 2018 compared to $0.31 in the first quarter of 2017.

Presented below are selected key ratios for the two periods:

	Three Months Ended
	March 31,
	2018	2017
Return on average assets (annualized)	0.89%	1.00%
Return on average equity (annualized)	9.15%	9.83%
Average equity to average assets	9.73%	10.13%

Non-interest income, excluding securities gains (losses), as a percentage of average assets (annualized)	0.80%	0.76%

Non-interest expense as a percentage of average assets (annualized)	2.96%	2.91%

The discussion that follows further explains changes in the components of net income when comparing the first quarter of 2018 with the first quarter of 2017.

Net Interest Income:

Net interest income was $4,645,000 for the first quarter of 2018, compared to $4,547,000 in the same quarter in 2017. Overall, average earning assets increased 1.7%, while average interest bearing liabilities increased less than 0.1%. Net interest margin, on a fully tax equivalent basis, declined from 3.51% during the three months ended March 31, 2017 to 3.45% during the three months ended March 31, 2018.

Average loan balances increased by $8,304,000, or 2.2%, and interest on loans increased $181,000 for the first quarter of 2018 compared to the same period in 2017. The increase in the average volume of loans outstanding and the 0.08% increase in the weighted average yield on loans increased interest income by approximately $144,000 and $37,000, respectively.

Interest earned on investment securities increased $81,000 in the first quarter of 2018 compared to the first quarter of 2017. The average balance of investment securities increased by $847,000 during the period adding $84,000 to interest income, while the overall pre-tax yield on the investment securities portfolio decreased, subtracting $3,000 from interest income.

Total average earning assets during the first quarter of 2018 were $548.2 million, compared to $539.2 million during the first quarter of 2017, yielding 3.97% and 3.85%, respectively. Average interest bearing liabilities increased by $149,000, while average non-interest bearing deposits increased by $10.7 million. Interest expense on interest bearing liabilities increased $167,000, or 26.6%, during the first quarter of 2018 compared to the same period in 2017, and the cost to fund interest earning assets with interest bearing liabilities increased from 0.61% in the first quarter of 2017 to 0.77% in the first quarter of 2018.

The table below shows the net interest margin on a fully tax-equivalent basis for the three months ended March 31, 2018 and 2017.

Average Balance Sheets and Net Interest Income Analysis
	Three Months Ended			Three Months Ended
(Dollars in thousands)	March 31, 2018			March 31, 2017
	Average		Yield/	Average		Yield/	Increase (Decrease) Due To (6)
ASSETS	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate	Volume	Rate	Total
Interest earning assets:
Taxable loans (5)	$361,270	$4,325	4.79%	$348,829	$4,131	4.80%	$138	$56	$194
Tax-exempt loans	28,753	226	3.14	32,890	239	2.95	6	(19)	(13)
Total loans	390,023	4,551	4.67	381,719	4,370	4.59	144	37	181
Taxable investment securities	136,158	775	2.28	131,346	683	2.08	74	18	92
Tax-exempt investment securities	21,503	103	1.92	25,468	114	1.79	10	(21)	(11)
Total investment securities	157,661	878	2.23	156,814	797	2.03	84	(3)	81

Interest bearing deposits	526	10	7.60	634	7	4.35	(6)	9	3
Federal funds sold	-	-	0.00	-	-	0.00	-	-	-
Total interest earning assets	548,210	5,439	3.97	539,167	5,174	3.85	222	43	265

Other assets (7)	47,642			47,089
Total assets	$595,852			$586,256

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Interest bearing demand deposits (2)	$122,948	141	0.46	$118,402	67	0.24	$1	$73	$74
Savings deposits	100,028	24	0.10	97,894	24	0.10	1	(1)	-
Time deposits	139,865	429	1.23	137,698	378	1.11	(2)	53	51
Short-term and long-term borrowings and other interest bearing liabilities	51,795	200	1.54	60,493	158	1.06	73	(31)	42
Total interest bearing liabilities	414,636	794	0.77	414,487	627	0.61	73	94	167

Non-interest bearing liabilities:
Demand deposits	116,739			106,051
Other	6,477			6,354
Stockholders' equity	58,000			59,364
Total liabilities and stockholders' equity	$595,852			$586,256
Net interest income and net interest rate spread		$4,645	3.20%		$4,547	3.24%	$149	$(51)	$98
Net interest margin on interest earning assets (3)			3.39%			3.38%
Net interest income and net interest margin-Tax equivalent basis (4)		$4,732	3.45%		$4,729	3.51%

Notes:

1) Average balances were calculated using a daily average.

2) Includes interest-bearing demand and money market accounts.

3) Net margin on interest earning assets is net interest income divided by average interest earning assets.

4) Interest on obligations of states and municipalities is not subject to federal income tax. In order to make the net yield comparable on a fully taxable basis, a tax equivalent adjustment is applied against the tax-exempt income utilizing a federal tax rate of 21% in 2018 and 34% in 2017.

5) Non-accruing loans are included in the above table until they are charged off.

6) The change in interest due to rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

7) Includes gross unrealized gains (losses) on securities available for sale.

Provision for Loan Losses:

In the first quarter of 2018, the provision for loan losses was $158,000, as compared to a provision of $105,000 in the first quarter of 2017. Management regularly reviews the adequacy of the allowance for loan loss and makes assessments as to specific loan impairment, historical charge-off expectations, general economic conditions in the Bank’s market area, specific loan quality and other factors. Factors affecting the provision for loan losses were the increased loan balances considered in the analysis and credit concentrations. See the earlier discussion in the Financial Condition section, explaining the information used to determine the provision.

Non-interest Income:

Non-interest income in the first quarter of 2018 was $1,174,000 compared to $1,616,000 in the first quarter of 2017, representing a decrease of $442,000, or 27.4%.

Most significantly impacting the comparative first quarter periods was the net gain on the sales and calls of investment securities of $504,000 recorded in the first quarter of 2017, while a net loss of $15,000 was recorded in the first quarter of 2018. In addition, declines were recorded in customer service fees of $21,000 resulting from a decrease in NSF fee income, as well as in mortgage banking income of $14,000 due to the strategic plan to shift the focus from selling qualifying mortgage loans to the secondary market to collecting fee income from a loan referral program. These declines between the first quarter of 2018 compared to the first quarter of 2017 were partially offset by increases in debit card fee income of $22,000 from improved debit card usage, an increase of $18,000 in trust fees primarily from the collection of estate fees, an increase of $22,000 in income from Juniata’s unconsolidated subsidiary, and a $50,000 increase in fees derived from loan activity due to increased title insurance commissions and the addition of the loan referral program, which only impacted the 2018 period.

As a percentage of average assets, annualized non-interest income, exclusive of net gains on the sale of securities, was 0.80% in the first quarter of 2018 as compared to 0.76% in the first quarter of 2017.

Non-interest Expense:

Non-interest expense was $4,405,000 for the three months ended March 31, 2018 versus $4,269,000 for the same period in 2017, an increase of $136,000. The increase was primarily due to the recording of $64,000 in merger-related expenses and an increase of $80,000 in amortization expense due to the addition of the amortization on phase II of Juniata’s low income elderly housing tax credit investment, neither of which was recorded in the first quarter of 2017. In addition, occupancy and equipment expense increased $75,000 due to the completion and occupation of a relocated banking office at the end of 2017 and professional fees increased $35,000 due to a new consulting fee in 2018. These increases were partially offset by reductions in employee benefits relating to medical insurance and defined benefit expense, as well as declines in both FDIC insurance premiums and taxes, other than income.

As a percentage of average assets, annualized non-interest expense was 2.96% in the first quarter of 2018 compared to 2.91% in the first quarter of 2017.

Provision for income taxes:

An income tax benefit of $71,000 was recorded in the first quarter of 2018 compared to an expense of $330,000 recorded in the first quarter of 2017 as a result of lower taxable income in the 2018 period as well as the reduction in the federal income tax rate from 34% in 2017 to 21% in 2018. The Company qualifies for a federal tax credit for a low-income housing project investment, and the tax provisions for each period reflect the application of the tax credit. For the first quarter of 2018, the tax credit of $225,000 lowered the effective tax rate from 12.3% to (5.7%). In the first quarter of 2017, the tax credit of $143,000 decreasing the effective tax rate from 26.4% to 18.4%.

Liquidity:

The objective of liquidity management is to ensure that sufficient funding is available, at a reasonable cost, to meet the ongoing operational cash needs of the Company and to take advantage of income producing opportunities as they arise. While the desired level of liquidity will vary depending upon a variety of factors, it is the primary goal of the Company to maintain a high level of liquidity in all economic environments. Principal sources of asset liquidity are provided by loans and securities maturing in one year or less, and other short-term investments, such as federal funds sold and cash and due from banks. Liability liquidity, which is more difficult to measure, can be met by attracting deposits and maintaining the core deposit base. The Company is a member of the Federal Home Loan Bank of Pittsburgh for the purpose of providing short-term liquidity when other sources are unable to fill these needs. During the three months ended March 31, 2018, overnight borrowings from the Federal Home Loan Bank averaged $20,404,000. As of March 31, 2018, the Company had short-term borrowings and long-term debt with the Federal Home Loan Bank of $12,000,000 and $25,000,000, respectively, and had remaining unused borrowing capacity with the Federal Home Loan Bank of $134.9 million.

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

Off-Balance Sheet Arrangements:

The Company’s consolidated financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk, credit risk, and interest rate risk. These commitments consist mainly of loans approved but not yet funded, unused lines of credit and outstanding letters of credit. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third-party. Generally, financial and performance letters of credit have expiration dates within one year of issuance, while commercial letters of credit have longer term commitments. The credit risk involved in issuing letters of credit is essentially the same as the risks that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. The Company had $2,776,000 and $2,541,000 of financial and performance letters of credit commitments outstanding as of March 31, 2018 and December 31, 2017, respectively. Commercial letters of credit as of March 31, 2018 and December 31, 2017 totaled $15,317,000 and $12,650,000, respectively. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of March 31, 2018 for payments under letters of credit issued was not material. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk.

Additionally, the Company has sold qualifying residential mortgage loans to the FHLB as part of its Mortgage Partnership Finance Program (“Program”). Under the terms of the Program, there is limited recourse back to the Company for loans that do not perform in accordance with the terms of the loan agreement. Each loan sold under the Program is “credit enhanced” such that the individual loan’s rating is raised to “BBB”, as determined by the FHLB. The Program can be terminated by either the FHLB or the Company, without cause. The FHLB has no obligation to commit to purchase any mortgage through, or from, the Company.

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

At March 31, 2018, the Bank exceeded the regulatory requirements to be considered a "well capitalized" financial institution under the new rules. The Bank’s CET1 and Tier 1 Capital ratio was 12.34%, its Total Capital ratio was 13.11% and its Tier 1 leverage was 8.44%. On a consolidated basis, the Company’s CET1 and Tier 1 Capital ratio was 13.82%, and Total Capital ratio and Tier 1 leverage ratio was 14.58% and 9.53%, respectively.

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

There can be volatility in the values of financial institution stocks, but the primary objective of the portfolio is to achieve value appreciation in the long term while earning consistently attractive after-tax yields from dividends. The carrying value of the financial institutions stocks accounted for 0.2% of the Company’s total assets as of March 31, 2018. Management performs an impairment analysis on the entire investment portfolio, including the financial institutions stocks, on a quarterly basis. For the three months ended March 31, 2018, no “other-than-temporary” impairment was identified. There is no assurance that declines in market values of the common stock portfolio in the future will not result in “other-than-temporary” impairment charges, depending upon facts and circumstances present.

The equity investments in the Company’s portfolio had a fair value of $1,113,000 at March 31, 2018. Net unrealized losses in this portfolio for the three months ended March 31, 2018 included in the consolidated statements of income were approximately $6,000.

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

The primary objective of the Company’s asset-liability management process is to maximize current and future net interest income within acceptable levels of interest rate risk while satisfying liquidity and capital requirements. Management recognizes that a certain amount of interest rate risk is inherent, appropriate and necessary to ensure profitability. A simulation analysis is used to assess earnings and capital at risk from movements in interest rates. The model considers three major factors: (1) volume differences; (2) repricing differences; and (3) timing in its income simulation. As of the most recent model run, data was disseminated into appropriate repricing buckets, based upon the static position at that time. The interest-earning assets and interest-bearing liabilities were assigned a multiplier to simulate how much that particular balance sheet item would re-price when interest rates change. Finally, the estimated timing effect of rate changes was applied, and the net interest income effect was determined on a static basis (as if no other factors were present). As the table below indicates, based upon rate shock simulations on a static basis over a one-year period, the net effect of an immediate 100, 200, 300 and 400 basis point rate increase would change net interest income by ($168,000), ($460,000), ($920,000) and ($1,658,000), respectively. The net effect of an immediate 100, 200, 300, and 400 basis point rate decline would change net interest income by ($224), ($632), ($647), and ($783), respectively.

Effect of Interest Rate Risk on Net Interest Income
(Dollars in thousands)
Change in Interest Rates (Basis Points)	Total Change in Net Interest Income

400	$(1,658)
300	(920)
200	(460)
100	(168)
0	-
(100)	(224)
(200)	(632)
(300)	(647)
(400)	(783)

The Company’s rate risk policies provide for maximum limits on net interest income that can be at risk for 100 through 400 basis point changes in interest rates. The net interest income at risk position remained within the guidelines established by the Company’s asset/liability policy.

No material change has been noted in the Bank’s equity value at risk. Please refer to the Annual Report on Form 10-K as of December 31, 2017 for further discussion of this topic.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2018, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined by the Securities Exchange Act of 1934 (“Exchange Act”), Rule 13a-15(e). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting.

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

There have been no material changes to the risk factors that were disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company has an active share repurchase program in place, to which there is no expiration date. As of May 10, 2018, the number of shares that may yet be purchased under the program was 172,062. Transactions pursuant to the repurchase program in the three month period ended March 31, 2018 are shown below.

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number	Average	Part of Publicly	Shares that May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	per Share	Programs	Plans or Programs (1)

January 1-31, 2018	-	$-	-	173,990
February 1-28, 2018	-	-	-	173,990
March 1-31, 2018	1,928	20.65	1,928	172,062

Totals	1,928		1,928	172,062

No repurchase plan or program expired during the quarter. The Company has no stock repurchase plan or program that it has determined to terminate prior to expiration or under which it does not intend to make further purchases.

Certain regulatory restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. At March 31, 2018, $34,019,000 of undistributed earnings of the Bank, included in the consolidated stockholders’ equity, was available for distribution to the Company as dividends without prior regulatory approval, subject to regulatory capital requirements.

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

Juniata Valley Financial Corp.
(Registrant)

Date:	May 10, 2018	By:	/s/ Marcie A. Barber
Marcie A. Barber, President
Chief Executive Officer
(Principal Executive Officer)

Date:	May 10, 2018	By:	/s/ JoAnn N. McMinn
JoAnn N. McMinn
Chief Financial Officer
(Principal Accounting Officer and
Principal Financial Officer)

