Form 10-Q
period 2018-06-30
JUNIATA VALLEY FINANCIAL CORP
filed 2018-08-09
CIK 714712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended June 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to ___________________________

Commission File Number ____________ 000-13232_____________________________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes                    ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 9, 2018
Common Stock ($1.00 par value)	5,093,536 shares

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Financial Condition

	(Unaudited)
(Dollars in thousands, except share data)	June 30, 2018	December 31, 2017
ASSETS
Cash and due from banks	$15,956	$9,839
Interest bearing deposits with banks	291	58
Federal funds sold	915	-
Cash and cash equivalents	17,162	9,897

Interest bearing time deposits with banks	3,780	350
Equity securities	1,166	-
Securities available for sale	143,237	153,824
Restricted investment in bank stock	2,498	3,104
Investment in unconsolidated subsidiary	-	4,812
Total loans	421,711	383,904
Less: Allowance for loan losses	(3,058)	(2,939)
Total loans, net of allowance for loan losses	418,653	380,965
Premises and equipment, net	8,675	8,887
Other real estate owned	355	355
Bank owned life insurance and annuities	15,761	14,972
Investment in low income housing partnerships	4,945	5,245
Core deposit and other intangible assets	453	195
Goodwill	9,139	5,448
Mortgage servicing rights	215	225
Accrued interest receivable and other assets	5,473	3,666
Total assets	$631,512	$591,945

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing	$122,101	$115,911
Interest bearing	410,338	361,757
Total deposits	532,439	477,668

Securities sold under agreements to repurchase	3,843	9,769
Short-term borrowings	7,500	12,000
Long-term debt	15,000	25,000
Other interest bearing liabilities	1,587	1,593
Accrued interest payable and other liabilities	6,483	6,528
Total liabilities	566,852	532,558
Stockholders' Equity:
Preferred stock, no par value: Authorized - 500,000 shares, none issued	-	-
Common stock, par value $1.00 per share: Authorized 20,000,000 shares
Issued -
5,134,249 shares at June 30, 2018;
4,811,611 shares at December 31, 2017
Outstanding -
5,093,536 shares at June 30, 2018;
4,767,656 shares at December 31, 2017	5,134	4,811
Surplus	24,779	18,565
Retained earnings	41,758	40,876
Accumulated other comprehensive loss	(6,238)	(4,034)
Cost of common stock in Treasury:
40,713 shares at June 30, 2018;
43,955 shares at December 31, 2017	(773)	(831)
Total stockholders' equity	64,660	59,387
Total liabilities and stockholders' equity	$631,512	$591,945

See Notes to Consolidated Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Income (Unaudited)

	Three Months Ended		Six Months Ended
(Dollars in thousands, except share data)	June 30,		June 30,
	2018	2017	2018	2017
Interest income:
Loans, including fees	$5,041	$4,514	$9,592	$8,884
Taxable securities	765	716	1,540	1,399
Tax-exempt securities	99	114	202	228
Other interest income	39	4	49	11
Total interest income	5,944	5,348	11,383	10,522
Interest expense:
Deposits	745	525	1,339	994
Securities sold under agreements to repurchase	17	6	32	9
Short-term borrowings	59	70	143	132
Long-term debt	60	94	153	179
Other interest bearing liabilities	9	7	17	15
Total interest expense	890	702	1,684	1,329
Net interest income	5,054	4,646	9,699	9,193
Provision for loan losses	41	135	199	240
Net interest income after provision for loan losses	5,013	4,511	9,500	8,953
Non-interest income:
Customer service fees	437	441	849	874
Debit card fee income	324	280	616	550
Earnings on bank-owned life insurance and annuities	86	92	167	176
Trust fees	123	143	225	227
Commissions from sales of non-deposit products	70	50	120	97
Income/gain from unconsolidated subsidiary	227	58	296	105
Fees derived from loan activity	77	59	172	104
Mortgage banking income	17	54	36	87
(Loss) gain on sales and calls of securities	-	4	(15)	508
Change in value of equity securities	52	-	46	-
Other non-interest income	83	75	158	144
Total non-interest income	1,496	1,256	2,670	2,872
Non-interest expense:
Employee compensation expense	1,933	1,758	3,725	3,497
Employee benefits	523	581	1,087	1,235
Occupancy	294	292	612	587
Equipment	197	174	404	329
Data processing expense	488	461	904	878
Director compensation	53	63	107	123
Professional fees	177	141	354	283
Taxes, other than income	139	108	252	242
FDIC Insurance premiums	79	76	149	167
Gain on sales of other real estate owned	(10)	(58)	(10)	(45)
Amortization of intangible assets	20	18	31	35
Amortization of investment in low-income housing partnerships	200	119	400	239
Merger and acquisition expense	376	-	440	-
Other non-interest expense	437	496	856	928
Total non-interest expense	4,906	4,229	9,311	8,498
Income before income taxes	1,603	1,538	2,859	3,327
Income tax provision	34	244	(37)	574
Net income	$1,569	$1,294	$2,896	$2,753
Earnings per share
Basic	$0.31	$0.27	$0.59	$0.58
Diluted	$0.31	$0.27	$0.59	$0.58
Cash dividends declared per share	$0.22	$0.22	$0.44	$0.44
Weighted average basic shares outstanding	4,987,137	4,768,681	4,879,361	4,762,632
Weighted average diluted shares outstanding	5,008,218	4,779,401	4,898,248	4,770,399

See Notes to Consolidated Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,
	2018			2017
	Before		Net of	Before		Net of
(Dollars in thousands)	Tax	Tax	Tax	Tax	Tax	Tax
	Amount	Effect	Amount	Amount	Effect	Amount
Net income	$1,603	$(34)	$1,569	$1,538	$(244)	$1,294
Other comprehensive (loss) income:
Unrealized (losses) gains on available for sale securities:
Unrealized holding (losses) gains arising during the period	(528)	111	(417)	644	(219)	425
Unrealized holding gains from unconsolidated subsidiary	16	-	16	6	-	6
Less reclassification adjustment for (gains) losses included in net income for sales of debt securities (1) (3)	-	-	-	(4)	2	(2)
Amortization of pension net actuarial cost (2) (3)	40	(8)	32	57	(19)	38
Other comprehensive (loss) income	(472)	103	(369)	703	(236)	467
Total comprehensive income	$1,131	$69	$1,200	$2,241	$(480)	$1,761

	Six Months Ended June 30,
	2018			2017
	Before		Net of	Before		Net of
(Dollars in thousands)	Tax	Tax	Tax	Tax	Tax	Tax
	Amount	Effect	Amount	Amount	Effect	Amount
Net income	$2,859	$37	$2,896	$3,327	$(574)	$2,753
Other comprehensive (loss) income:
Unrealized (losses) gains on available for sale securities:
Unrealized holding (losses) gains arising during the period	(2,695)	566	(2,129)	902	(307)	595
Unrealized holding gains from unconsolidated subsidiary	5	-	5	15	-	15
Less reclassification adjustment for losses (gains) included in net income for sales of debt securities (1) (3)	15	(3)	12	(508)	173	(335)
Amortization of pension net actuarial cost (2) (3)	81	(17)	64	113	(38)	75
Other comprehensive (loss) income	(2,594)	546	(2,048)	522	(172)	350
Total comprehensive income	$265	$583	$848	$3,849	$(746)	$3,103

(1)	Amounts are included in (loss) gain on sales and calls of securities on the consolidated statements of income as a separate element within total non-interest income.
(2)	Amounts are included in the computation of net periodic benefit cost and are included in employee benefits expense on the consolidated statements of income as a separate element within total non-interest expense.
(3)	Income tax amounts are included in the provision for income taxes on the consolidated statements of income.

See Notes to Consolidated Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Stockholders' Equity (Unaudited)

For the Six Months Ended June 30, 2018

	Number				Accumulated
	of				Other		Total
(Dollars in thousands, except share data)	Shares	Common		Retained	Comprehensive	Treasury	Stockholders'
	Outstanding	Stock	Surplus	Earnings	Loss	Stock	Equity
Balance, January 1, 2018	4,767,656	$4,811	$18,565	$40,876	$(4,034)	$(831)	$59,387
Net income				2,896			2,896
Other comprehensive loss					(2,048)		(2,048)
Reclassification for ASU 2016-01				156	(156)		-
Cash dividends at $0.44 per share				(2,170)			(2,170)
Stock-based compensation			39				39
Purchase of treasury stock	(1,928)					(40)	(40)
Treasury stock issued for stock plans	5,170		(7)			98	91
Common stock issued for stock plans	7,354	8	34				42
Common stock issued for acquisition	315,284	315	6,148				6,463
Balance, June 30, 2018	5,093,536	$5,134	$24,779	$41,758	$(6,238)	$(773)	$64,660

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Stockholders' Equity (Unaudited)

For the Six Months Ended June 30, 2017

	Number				Accumulated
	of				Other		Total
(Dollars in thousands, except share data)	Shares	Common		Retained	Comprehensive	Treasury	Stockholders'
	Outstanding	Stock	Surplus	Earnings	Loss	Stock	Equity
Balance, January 1, 2017	4,755,630	$4,805	$18,476	$39,945	$(3,209)	$(927)	$59,090
Net income				2,753			2,753
Other comprehensive loss					350		350
Cash dividends at $0.44 per share				(2,097)			(2,097)
Stock-based compensation			38				38
Purchase of treasury stock	(4,289)					(86)	(86)
Treasury stock issued for stock plans	9,704		(10)			182	172
Common stock issued for stock plans	6,611	6	28				34
Balance, June 30, 2017	4,767,656	$4,811	$18,532	$40,601	$(2,859)	$(831)	$60,254

See Notes to Consolidated Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)	Six Months Ended June 30,
	2018	2017
Operating activities:
Net income	$2,896	$2,753
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	199	240
Depreciation	403	321
Net amortization of securities premiums	283	318
Net amortization of loan origination fees	35	39
Deferred net loan origination costs	(197)	(225)
Amortization of core deposit intangible asset	31	35
Amortization of investment in low income housing partnership	400	239
Net amortization of purchase fair value adjustments	(28)	(1)
Net realized loss (gain) on sales and calls of available for sale securities	15	(508)
Change in value of equity securities	(46)	-
Net gain on sales and valuation of other real estate owned	(10)	(45)
Earnings on bank owned life insurance and annuities	(167)	(176)
Deferred income tax benefit	(108)	(75)
Equity loss (gain) in unconsolidated subsidiary, net of dividends of $75 and $36, respectively	194	(69)
Equity gain from acquisition of unconsolidated subsidiary	(415)	-
Stock-based compensation expense	39	38
Mortgage loans originated for sale	-	(1,579)
Proceeds from mortgage loans sold to others	46	1,544
Mortgage banking income	(36)	(87)
(Increase) decrease in accrued interest receivable and other assets	(764)	210
Decrease in accrued interest payable and other liabilities	(208)	(672)
Net cash provided by operating activities	2,562	2,300
Investing activities:
Purchases of:
Securities available for sale	(4,119)	(21,620)
Premises and equipment	(66)	(271)
Bank owned life insurance and annuities	(18)	(13)
Proceeds from:
Sales of securities available for sale	4,285	11,634
Maturities of and principal repayments on securities available for sale	6,324	7,495
Redemption of FHLB stock	730	260
Sale of other real estate owned	77	554
Sale of other assets	13	26
Net cash received from acquisition	7,561	-
Investment in low income housing partnerships	(100)	(1,591)
Net decrease in interest bearing time deposits with banks	245	-
Net increase in loans	(6,447)	(14,355)
Net cash provided by (used in) investing activities	8,485	(17,881)
Financing activities:
Net increase in deposits	18,721	20,045
Net (decrease) increase in short-term borrowings and securities sold under agreements to repurchase	(10,426)	1,543
Repayment of long-term debt	(10,000)	-
Cash dividends	(2,170)	(2,097)
Purchase of treasury stock	(40)	(86)
Treasury stock issued for employee stock plans	91	-
Common stock issued for employee stock plans	42	206
Net cash (used in) provided by financing activities	(3,782)	19,611
Net increase in cash and cash equivalents	7,265	4,030
Cash and cash equivalents at beginning of year	9,897	9,559
Cash and cash equivalents at end of period	$17,162	$13,589

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)	Six Months Ended June 30,
	2018	2017
Supplemental information:
Interest paid	$1,686	$1,365
Income taxes paid	14	360
Supplemental schedule of noncash investing and financing activities:
Transfer of loans to other real estate owned	$86	$529
Transfer of loans to repossessed vehicles	12	-
Supplemental schedule of assets and liabilities in connection with merger:
Assets acquired:
Investment in time deposits with banks	$3,675
Loans	31,331
Premises and equipment	125
Accrued interest receivable	123
Core deposit and other intangible assets	289
Bank owned life insurance	632
FHLB stock	124
Other assets	267
	$36,566
Liabilities assumed:
Deposits	$36,052
Accrued interest payable and other liabilities	266
	$36,318

See Notes to Consolidated Financial Statements

JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation and Accounting Policies

The consolidated financial statements include the accounts of Juniata Valley Financial Corp. (the “Company” or “Juniata”) and its wholly owned subsidiary, The Juniata Valley Bank (the “Bank” or “JVB”). All significant intercompany accounts and transactions have been eliminated.

On April 30, 2018, the Company completed the acquisition of Liverpool Community Bank (“Liverpool” or “LCB”). Liverpool was merged with and into the Bank. Refer to Note 3 for more information.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete consolidated financial statements. Certain items in prior financial statements have been reclassified to conform to the current presentation. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three and six month periods ended June 30, 2018 are not necessarily indicative of the results for the year ending December 31, 2018. For further information, refer to the consolidated financial statements and notes thereto included in Juniata Valley Financial Corp.’s Annual Report on Form 10-K (“Annual Report”) for the year ended December 31, 2017.

The Company has evaluated events and transactions occurring subsequent to the consolidated statement of financial condition date of June 30, 2018 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

2. RECENT ACCOUNTING STANDARDS UPDATES

Adoption of New Accounting Standards

ASU 2014-09, Revenue from Contracts with Customers (606)

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

The Company adopted the ASU 2014-09 on January 1, 2018 and elected the modified retrospective transition method. Because the amended guidance does not apply to revenue associated with financial instruments accounted for under other U.S. GAAP, the Company assessed the effect the guidance had on the recognition processes of certain recurring revenue streams related to non-interest income, in addition to when it is appropriate to recognize a gain/loss on the transfer of nonfinancial assets, such as other real estate owned. The Company did not identify any significant changes in the timing of revenue recognition when considering the amended accounting guidance. Additional disclosures related to revenue recognition appear in Note 13.

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

Effective Date: For public entities, the amendments in the Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company currently holds a small portfolio of equity investments for which the fair value fluctuates with market activity. The Company adopted ASU 2016-01 on January 1, 2018. As of this date, the Company had $197,000 in unrealized gains on equity securities (see Note 6). The adoption of this Update resulted in a reclassification of $156,000 from other comprehensive loss to retained earnings. The Company recorded $52,000 for the three months ended June 30, 2018 and $46,000 for the six months ended June 30, 2018 on the consolidated statements of income for the change in fair value of equity securities.

ASU 2018-03, Technical Corrections and Improvements to Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities

Issued: February 2018

Summary: The FASB issued this Update to clarify certain aspects of the guidance on recognizing and measuring financial assets and liabilities in ASU 2016-01:

•	Clarification regarding the ability to discontinue application of the measurement alternative for equity securities without a readily determinable fair value;
•	Clarification of the measurement date for fair value adjustments to the carrying amount of equity securities without a readily determinable fair value for which the measurement alternative is elected;
•	Clarification of the unit of account for fair value adjustments to forward contracts and purchased options on equity securities without a readily determinable fair value for which the measurement alternative is expected to be elected;
•	Presentation requirements for certain hybrid financial liabilities for which the fair value option is elected;
•	Measurement of financial liabilities denominated in a foreign currency for which the fair value option is elected; and
•	Transition guidance for equity securities without a readily determinable fair value.

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

Effective Date: The amendments were effective for public business entities for fiscal years beginning after December 15, 2017. The Company adopted this Update on January 1, 2018, and it had no impact on the Company’s consolidated financial position and results of operations because the Company’s defined benefit plan is frozen; therefore, there is no service cost component to consider. The cost for other components related to the defined benefit plan are recorded in employee benefits expense on the consolidated statements of income.

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

Effective Date: The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company has determined that the provisions of ASU 2016-02 will result in an increase in assets to recognize the present value of the lease obligations with a corresponding increase in liabilities; however, the Company does not expect this new standard to have a material impact on the Company’s financial position, results of operations or cash flows because the Company owns most of its facilities and this ASU will apply primarily to its four small operating leases. The Company is currently evaluating the projected present value at the adoption date.

3. MERGER

On April 30, 2018, the Company completed the acquisition of Liverpool Community Bank, a Pennsylvania state-chartered bank with one branch location in Liverpool, Perry County. Liverpool was merged with and into The Juniata Valley Bank. As of the merger date, Liverpool had assets of $45,360,000, loans of $32,091,000, and equity of $9,246,000.

Prior to the acquisition, Juniata owned 1,214, or 39.16%, of the 3,100 outstanding common shares of Liverpool. The merger was accounted for using the acquisition method of accounting, in accordance with the provisions of ASC 805, Business Combinations. Juniata obtained control over Liverpool in a step acquisition by acquiring the previously unowned interest in Liverpool. As such, Juniata was required to remeasure its previously held equity interest in Liverpool at its acquisition date fair value and recognize the resulting gain in earnings. The purchase price for the step acquisition was calculated as the aggregate of the consideration transferred for the newly acquired interest (Step Two 60.84% interest) and the fair value of Juniata’s previously held equity interest (Step One 39.16% interest) in Liverpool.

On April 30, 2018, Juniata’s Step One adjusted basis in Liverpool was $5,037,000, which included a $415,000 equity gain from the acquisition, in addition to Juniata’s basis in Liverpool of $4,622,000 prior to the recording of the equity gain.

Liverpool shareholders (other than Juniata, whose Liverpool common stock owned of record or beneficially was cancelled) received either: (i) 202.6286 shares of common stock of Juniata or (ii) $4,050.00 in cash in exchange for each share of Liverpool common stock. As a result, Juniata issued 315,284 shares of common stock with an acquisition date fair value of approximately $6,463,000, based on Juniata’s closing stock price of $20.50 on April 30, 2018, and cash of $1,362,000, including cash in lieu of fractional shares for a total Step Two purchase price consideration of $7,825,000. The total purchase price of the merger, including both the Step One adjusted basis and Step Two purchase price consideration, was $12,862,000.

The assets and liabilities of Liverpool were recorded on the consolidated balance sheet at their estimated fair value as of April 30, 2018 and its results of operations have been included in the consolidated income statement since such date.

Included in the purchase price was goodwill and a core deposit intangible of $3,691,000 and $289,000, respectively. The core deposit intangible will be amortized over a ten-year period using a sum of the year’s digits basis. The goodwill will not be amortized but will be measured annually for impairment, or more frequently if circumstances require.

Allocation of the purchase price was as follows:

(Dollars in thousands)

Step One Purchase Price Consideration
April 30, 2018 JUVF basis in LCB (before gain)	$4,622
Increase in Step One basis from equity gain in acquisition	415
Total Step One adjusted basis	5,037

Step Two Purchase Price Consideration
Purchase price assigned to LCB common shares exchanged for 315,284 JUVF common shares	$6,463
Purchase price assigned to LCB common shares exchanged for cash including cash in lieu of fractional shares	1,362
Total Step Two purchase price consideration	7,825
Total purchase price	12,862

LCB net assets acquired:
Tangible common equity	9,246
Adjustments to reflect assets acquired and liabilities assumed at fair value:
Total fair value adjustments	(95)
Associated deferred income taxes	20
Fair value adjustment to net assets acquired, net of tax	(75)
Total LCB net assets acquired	9,171
Goodwill resulting from the merger	$3,691

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed.

(Dollars in thousands)

Total purchase price	$12,862
Net assets acquired:
Cash and cash equivalents	8,923
Investments in time deposits with banks	3,675
Loans	31,331
Premises and equipment	125
Accrued interest receivable	123
Core deposit and other intangibles	289
Bank owned life insurance	632
FHLB stock	124
Other assets	267
Deposits	(36,052)
Accrued interest payable	(17)
Other liabilities	(249)
9,171
Goodwill	$3,691

As of April 30, 2018, the merger date, goodwill was recorded at $3,691,000. ASC 805 allows for adjustments to the estimated fair value of assets and liabilities, and the resulting goodwill for a period of up to one year after the merger date for new information that becomes available that reflects circumstances at the merger date.

The fair value of the financial assets acquired included loans receivable with a gross amortized cost basis of $32,091,000. The table below illustrates the fair value adjustments made to the amortized cost basis in order to present a fair value of the loans acquired.

(Dollars in thousands)

Gross amortized cost basis at April 30, 2018	$32,091
Market rate adjustment	272
Credit fair value adjustment on pools of homogeneous loans	(496)
Credit fair value adjustment on purchased credit impaired loans	(622)
Reversal of existing deferred fees and premiums	86
Fair value of purchased loans at April 30, 2018	$31,331

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

The information about the acquired Liverpool purchased credit impaired loan portfolio as of April 30, 2018 is as follows:

(Dollars in thousands)

Contractually required principal and interest at acquisition	$2,022
Contractual cash flows not expected to be collected (nonaccretable discount)	(1,273)
Expected cash flows at acquisition	749
Interest component of expected cash flows (accretable discount)	(177)
Fair value of acquired loans	$572

The following table presents unaudited pro forma information as if the merger between Juniata and Liverpool had been completed on January 1, 2017. The pro forma information does not necessarily reflect the results of operations that would have occurred had Juniata merged with Liverpool at the beginning of 2017. Due to Juniata’s former 39.16% ownership in Liverpool, the income previously recorded in the three and six months ended June 30, 2018 and 2017 has been excluded, in addition to merger-related costs incurred in 2018 and the resulting tax impacts. Supplemental pro forma earnings for the three months ended June 30, 2018 were adjusted to exclude $227,000 from the income/gain from unconsolidated subsidiary, $376,000 in merger-related expenses, and the resulting $31,000 tax benefit. Supplemental pro forma earnings for the six months ended June 30, 2018 were adjusted to exclude $296,000 from the income/gain from unconsolidated subsidiary, $440,000 in merger-related expenses, and the resulting tax benefit of $30,000. The results for the comparable 2017 periods were adjusted to include the aforementioned merger-related expenses; however, those results exclude the income from unconsolidated subsidiary previously recorded in the three and six months ended June 30, 2017 of $58,000 and $105,000, respectively. The resulting tax benefits included in the three and six months ended June 30, 2017 was $91,000 and $114,000, respectively. A 21% tax rate was assumed in both the 2018 and 2017 periods. The pro forma financial information does not include the impact of possible business model changes, nor does it consider any potential impacts of current market conditions or revenues, expense efficiencies or other factors.

	(Unaudited)		(Unaudited)
(Dollars in thousands; except share data)	Three Months ended June 30,		Six Months ended June 30,
	2018	2017	2018	2017
Net interest income after loan loss provision	$5,487	$4,986	$10,449	$9,903
Noninterest income	1,312	1,240	2,460	2,852
Noninterest expense	4,649	4,725	9,111	9,179
Net income available to common shareholders	2,001	1,265	3,637	2,950
Net income per common share	0.39	0.25	0.71	0.58

4. Accumulated other Comprehensive loss

Components of accumulated other comprehensive loss, net of tax, consisted of the following:

(Dollars in thousands)
	June 30, 2018	December 31, 2017
Unrealized losses on available for sale securities	$(3,952)	$(1,683)
Unrecognized expense for defined benefit pension	(2,286)	(2,351)
Accumulated other comprehensive loss	$(6,238)	$(4,034)

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

The following table sets forth the computation of basic and diluted earnings per share:

(Dollars in thousands, except earnings per share data)	Three Months Ended June 30,
	2018	2017
Net income	$1,569	$1,294
Weighted-average common shares outstanding	4,987	4,769
Basic earnings per share	$0.31	$0.27

Weighted-average common shares outstanding	4,987	4,769
Common stock equivalents due to effect of stock options	21	10
Total weighted-average common shares and equivalents	5,008	4,779
Diluted earnings per share	$0.31	$0.27

	Six Months Ended June 30,
	2018	2017
Net income	$2,896	$2,753
Weighted-average common shares outstanding	4,879	4,763
Basic earnings per share	$0.59	$0.58

Weighted-average common shares outstanding	4,879	4,763
Common stock equivalents due to effect of stock options	19	7
Total weighted-average common shares and equivalents	4,898	4,770
Diluted earnings per share	$0.59	$0.58

6. Securities

On January 1, 2018, the Company adopted ASU 2016-01, Measurement of Financial Assets Instruments. Upon adoption, equity securities with readily determinable fair values are stated at fair value with realized and unrealized gains and losses reported in net income. For periods prior to January 1, 2018, equity securities were classified as available for sale and stated at fair value with unrealized gains and losses reported as a separate component of AOCI, net of tax. At December 31, 2017, the fair value of equity securities classified as available for sale was $1,119,000. The adoption of ASU 2016-01 resulted in a reclassification of $156,000 in net unrealized gains from AOCI to retained earnings. As of June 30, 2018, the Company had $1,166,000 in equity investments recorded at fair value.

The Company’s available for sale investment portfolio includes primarily bonds issued by U.S. Government sponsored agencies (approximately 24% of the investment portfolio), mortgage-backed securities issued by Government-sponsored agencies and backed by residential mortgages (approximately 62%) and municipal bonds (approximately 14%) as of June 30, 2018. Most of the municipal bonds are general obligation bonds with maturities or pre-refunding dates within 5 years.

The amortized cost and fair value of securities available for sale as of June 30, 2018 and December 31, 2017, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the securities may be called or prepaid with or without prepayment penalties.

	June 30, 2018
(Dollars in thousands)			Gross	Gross
	Amortized	Fair	Unrealized	Unrealized
	Cost	Value	Gains	Losses
Securities Available for Sale
Type and Maturity
Obligations of U.S. Government agencies and corporations
Within one year	$6,000	$5,984	$-	$(16)
After one year but within five years	20,997	20,168	-	(829)
After five years but within ten years	7,998	7,562	-	(436)
	34,995	33,714	-	(1,281)
Obligations of state and political subdivisions
Within one year	837	836	-	(1)
After one year but within five years	14,537	14,407	14	(144)
After five years but within ten years	5,243	5,043	6	(206)
	20,617	20,286	20	(351)
Mortgage-backed securities	92,633	89,237	-	(3,396)
Total securities available for sale	$148,245	$143,237	$20	$(5,028)

	December 31, 2017
(Dollars in thousands)			Gross	Gross
	Amortized	Fair	Unrealized	Unrealized
	Cost	Value	Gains	Losses
Securities Available for Sale
Type and Maturity
Obligations of U.S. Government agencies and corporations
Within one year	$6,000	$5,969	$-	$(31)
After one year but within five years	15,000	14,689	-	(311)
After five years but within ten years	13,998	13,556	-	(442)
	34,998	34,214	-	(784)
Obligations of state and political subdivisions
Within one year	2,521	2,516	-	(5)
After one year but within five years	13,959	13,955	50	(54)
After five years but within ten years	8,611	8,510	18	(119)
	25,091	24,981	68	(178)
Mortgage-backed securities	94,945	93,510	38	(1,473)
Equity securities	922	1,119	197	-
Total	$155,956	$153,824	$303	$(2,435)

Certain obligations of the U.S. Government and state and political subdivisions are pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law. The carrying value of the pledged assets was $56,280,000 and $47,825,000 at June 30, 2018 and December 31, 2017, respectively.

In addition to cash received from the scheduled maturities of securities, some investment securities available for sale are sold or called at current market values during the course of normal operations.

The following table summarizes proceeds received from sales or calls of available for sale investment securities transactions and the resulting realized gains and losses.

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30,		June 30,
	2018	2017	2018	2017
Gross proceeds from sales and calls of securities	$-	$5,056	$4,285	$11,634
Securities available for sale:
Gross realized gains from sold and called securities	$-	$3	$-	$509
Gross realized losses from sold and called securities	-	(2)	(15)	(4)
Gross gains from business combinations	-	3	-	3
Net (losses) gains	$-	$4	$(15)	$508

As of January 1, 2018, upon the adoption of ASU 2016-01, all of the Company’ equity securities are within the scope of ASC Topic 321, Investments – Equity Securities. ASC 321 requires all equity investments within its scope to be measured at fair value with changes in fair value recognized in net income. The Company recorded $52,000 for the three months ended June 30, 2018 and $46,000 for the six months ended June 30, 2018 on the consolidated statements of income for the change in fair value of equity securities.

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

The following tables show gross unrealized losses and fair values of securities available for sale, aggregated by category and length of time the individual securities have been in a continuous unrealized loss position, at June 30, 2018 and December 31, 2017:

	Unrealized Losses at June 30, 2018
	Less Than 12 Months			12 Months or More			Total
	Number			Number			Number
(Dollars in thousands)	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Obligations of U.S.
Government agencies and corporations	5	$10,652	$(346)	15	$23,062	$(935)	20	$33,714	$(1,281)
Obligations of state and political subdivisions	18	10,773	(142)	6	3,759	(209)	24	14,532	(351)
Mortgage-backed securities	25	51,933	(1,594)	21	37,304	(1,802)	46	89,237	(3,396)
Total temporarily impaired securities	48	$73,358	$(2,082)	42	$64,125	$(2,946)	90	$137,483	$(5,028)

	Unrealized Losses at December 31, 2017
	Less Than 12 Months			12 Months or More			Total
	Number			Number			Number
(Dollars in thousands)	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Obligations of U.S.
Government agencies and corporations	5	$10,845	$(157)	15	$23,369	$(627)	20	$34,214	$(784)
Obligations of state and political subdivisions	23	10,491	(70)	6	3,862	(108)	29	14,353	(178)
Mortgage-backed securities	23	51,050	(518)	20	38,740	(955)	43	89,790	(1,473)
Total debt securities	51	72,386	(745)	41	65,971	(1,690)	92	138,357	(2,435)
Equity securities	1	9	-	1	4	-	2	13	-
Total temporarily impaired securities	52	$72,395	$(745)	42	$65,975	$(1,690)	94	$138,370	$(2,435)

At June 30, 2018, 20 U.S. Government agency and corporation securities had unrealized losses that, in the aggregate, did not exceed 1.0% of the amortized cost of the securities portfolio. Fifteen of these securities have been in a continuous loss position for 12 months or more.

At June 30, 2018, 24 obligations of state and political subdivisions had unrealized losses that, in the aggregate, did not exceed 1.0% of the amortized cost of the securities portfolio. Six of these securities has been in a continuous loss position for 12 months or more.

At June 30, 2018, 46 mortgage-backed securities had an unrealized loss that did not exceed 3.0% of the amortized cost of the securities portfolio. Twenty-one of these securities has been in a continuous loss position for 12 months or more. The mortgage-backed securities in the Company’s portfolio are government sponsored enterprise (GSE) pass-through instruments issued by the Federal National Mortgage Association (FNMA) or Federal Home Loan Mortgage Corporation (FHLMC), which guarantees the timely payment of principal on these investments.

The unrealized losses noted above are considered to be temporary impairments. The decline in the values of the debt securities is due only to interest rate fluctuations, rather than erosion of issuer credit quality. As a result, the payment of contractual cash flows, including principal repayment, is not at risk. Because the Company does not intend to sell the securities, does not believe the Company will be required to sell the securities before recovery and expects to recover the entire amortized cost basis, none of the debt securities are deemed to be other-than-temporarily impaired for the periods ended, June 30, 2018, June 30, 2017 and December 31, 2017, respectively.

Equity securities owned by the Company consist of common stock of various financial services providers. Management identified no other-than-temporary impairment as of, or for the periods ended December 31, 2017 and June 30, 2017.

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

Loans Held for Sale

The Company has originated residential mortgage loans with the intent to sell. These individual loans are normally funded by the buyer immediately. The Company maintains servicing rights on these loans. Mortgage servicing rights are recognized as an asset upon the sale of a mortgage loan. A portion of the cost of the loan is allocated to the servicing right based upon relative fair value. Servicing rights are intangible assets and are carried at estimated fair value. Adjustments to fair value are recorded as non-interest income and included in mortgage banking income in the consolidated statements of income.

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

The Company offers fixed-rate and adjustable rate mortgage loans with terms up to a maximum of 25-years for both permanent structures and those under construction. The Company’s one-to-four family residential mortgage originations are secured primarily by properties located in its primary market area and surrounding areas. The majority of the Company’s residential mortgage loans originate with a loan-to-value of 80% or less. Home equity installment loans are secured by the borrower’s primary residence with a maximum loan-to-value of 95% and a maximum term of 15 years. Home equity lines of credit are secured by the borrower’s primary residence with a maximum loan-to-value of 90% and a maximum term of 20 years.

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

In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination, which may not be currently available to management. Based on management’s comprehensive analysis of the loan portfolio, management believes the level of the allowance for loan losses as of June 30, 2018 was adequate.

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

The component of the allowance for contingencies relates to other loans that have been segmented into risk rated categories. The borrower’s overall financial condition, repayment sources, guarantors and value of collateral, if appropriate, are evaluated quarterly or when credit deficiencies arise, such as delinquent loan payments. Credit quality risk ratings include regulatory classifications of special mention, substandard, doubtful and loss. As of June 30, 2018, Management expanded the Company’s internal credit quality risk ratings to include a pass/watch rating for loans whose performance may exhibit characteristics or conditions that could result in a downgrade to special mention in the future. The pass/watch rated loans are now reported within the pass rating classification. Prior to June 30, 2018, all watch and special mention rated loans were classified as special mention. Loans classified as special mention have potential weaknesses that deserve management’s close attention. If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects. Loans classified as substandard have one or more well-defined weaknesses that jeopardize the liquidation of the debt. Substandard loans include loans that are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified doubtful have all the weaknesses inherent in loans classified substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable. Loans classified as a loss are considered uncollectible and are charged to the allowance for loan losses. Loans not classified are rated pass. Specific reserves may be established for larger, individual classified loans as a result of this evaluation, as discussed above. Remaining loans are categorized into large groups of smaller balance homogeneous loans and are collectively evaluated for impairment. This computation is generally based on historical loss experience adjusted for qualitative factors. During 2017, the historical loss experience look-back period was changed from ten years to five years in conjunction with an increase in the number of homogeneous loan groups. Increasing the number of portfolio segments allows for a more granular approach to the analysis, and historical loss experience is more specific to the selected loan types. Management believes that evaluating a look-back period longer than five years is no longer appropriate since more recent information is generally considered to be the most relevant. As indicated above, the historical loss experience is averaged over a five-year look-back period for each of the defined portfolio segments. The qualitative risk factors are reviewed for relevancy each quarter and include:

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

Loan Portfolio Classification

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of June 30, 2018 and December 31, 2017. As of June 30, 2018, due to the expansion of the Company’s internal credit quality risk ratings, the amount reclassified from the special mention rating to the pass/watch rating, which is included within the pass rating classification below, was $32,603,000. Previously, both special mention and watch rated loans were reported under the special mention rating classification.

(Dollars in thousands)		Special
	Pass	Mention	Substandard	Doubtful	Total
As of June 30, 2018
Commercial, financial and agricultural	$56,005	$123	$2,360	$-	$58,488
Real estate - commercial	128,496	1,410	6,727	898	137,531
Real estate - construction	29,518	-	2,574	-	32,092
Real estate - mortgage	165,762	-	3,445	408	169,615
Obligations of states and political subdivisions	13,264	-	-	-	13,264
Personal	10,700	-	21	-	10,721
Total	$403,745	$1,533	$15,127	$1,306	$421,711

(Dollars in thousands)		Special
	Pass	Mention	Substandard	Doubtful	Total
As of December 31, 2017
Commercial, financial and agricultural	$34,826	$8,692	$2,280	$4	$45,802
Real estate - commercial	114,299	17,928	7,189	953	140,369
Real estate - construction	22,470	3,297	2,636	-	28,403
Real estate - mortgage	139,861	3,551	2,859	617	146,888
Obligations of states and political subdivisions	12,088	956	-	-	13,044
Personal	9,360	32	6	-	9,398
Total	$332,904	$34,456	$14,970	$1,574	$383,904

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

The following table summarizes information regarding impaired loans by portfolio class as of June 30, 2018 and December 31, 2017.

	As of June 30, 2018			As of December 31, 2017
		Unpaid			Unpaid
(Dollars in thousands)	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
Impaired loans
With no related allowance recorded:
Commercial, financial and agricultural	$-	$8	$-	$468	$477	$-
Real estate - commercial	913	1,304	-	5,031	5,957	-
Acquired with credit deterioration	532	594	-	191	247	-
Real estate - mortgage	1,969	3,573	-	2,232	3,738	-
Acquired with credit deterioration	1,130	1,188	-	337	384	-
Personal	17	17	-	-	-	-

Total:
Commercial, financial and agricultural	$-	$8	$-	$468	$477	$-
Real estate - commercial	913	1,304	-	5,031	5,957	-
Acquired with credit deterioration	532	594	-	191	247	-
Real estate - mortgage	1,969	3,573	-	2,232	3,738	-
Acquired with credit deterioration	1,130	1,188	-	337	384	-
Personal	17	17	-	-	-	-
	$4,561	$6,684	$-	$8,259	$10,803	$-

Average recorded investment of impaired loans and related interest income recognized for the three and six months ended June 30, 2018 and 2017 are summarized in the tables below.

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
	Average	Interest	Cash Basis	Average	Interest	Cash Basis
(Dollars in thousands)	Recorded	Income	Interest	Recorded	Income	Interest
	Investment	Recognized	Income	Investment	Recognized	Income
Impaired loans
With no related allowance recorded:
Commercial, financial and agricultural	$1	$-	$-	$386	$6	$-
Real estate - commercial	906	-	-	4,820	82	-
Acquired with credit deterioration	351	-	-	212	-	-
Real estate - construction	-	-	-	1,228	-	-
Real estate - mortgage	2,034	5	1	2,957	6	6
Acquired with credit deterioration	730	-	-	359	-	-
Personal	9	-	-	-	-	-

With an allowance recorded:
Commercial, financial and agricultural	$-	$-	$-	$18	$-	$-
Real estate - commercial	-	-	-	919	-	-
Real estate - mortgage	-	-	-	338	-	-

Total:
Commercial, financial and agricultural	$1	$-	$-	$404	$6	$-
Real estate - commercial	906	-	-	5,739	82	-
Acquired with credit deterioration	351	-	-	212	-	-
Real estate - construction	-	-	-	1,228	-	-
Real estate - mortgage	2,034	5	1	3,295	6	6
Acquired with credit deterioration	730	-	-	359	-	-
Personal	9	-	-	-	-	-
	$4,031	$5	$1	$11,237	$94	$6

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
	Average	Interest	Cash Basis	Average	Interest	Cash Basis
(Dollars in thousands)	Recorded	Income	Interest	Recorded	Income	Interest
	Investment	Recognized	Income	Investment	Recognized	Income
Impaired loans
With no related allowance recorded:
Commercial, financial and agricultural	$234	$-	$-	$391	$13	$-
Real estate - commercial	2,972	-	-	5,165	157	-
Acquired with credit deterioration	362	-	-	425	-	-
Real estate - construction	-	-	-	1,228	34	-
Real estate - mortgage	2,101	10	2	3,207	11	13
Acquired with credit deterioration	734	-	-	383	-	-
Personal	9	-	-	-	-	-

With an allowance recorded:
Commercial, financial and agricultural	$-	$-	$-	$8	$-	$-
Real estate - commercial	-	-	-	460	-	-
Real estate - mortgage	-	-	-	356	-	-

Total:
Commercial, financial and agricultural	$234	$-	$-	$399	$13	$-
Real estate - commercial	2,972	-	-	5,625	157	-
Acquired with credit deterioration	362	-	-	425	-	-
Real estate - construction	-	-	-	1,228	34	-
Real estate - mortgage	2,101	10	2	3,563	11	13
Acquired with credit deterioration	734	-	-	383	-	-
Personal	9	-	-	-	-	-
	$6,412	$10	$2	$11,623	$215	$13

The following table presents nonaccrual loans by classes of the loan portfolio as of June 30, 2018 and December 31, 2017.

(Dollars in thousands)
	June 30, 2018	December 31, 2017
Nonaccrual loans:
Commercial, financial and agricultural	$-	$4
Real estate - commercial	913	953
Real estate - mortgage	1,568	1,917
Personal	17	-
Total	$2,498	$2,874

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status as of June 30, 2018 and December 31, 2017.

							Loans Past
							Due Greater
	30-59	60-89	Greater				than 90
(Dollars in thousands)	Days Past	Days Past	than 90	Total Past		Total	Days and
	Due	Due	Days	Due	Current	Loans	Accruing
As of June 30, 2018
Commercial, financial and agricultural	$50	-	-	$50	$58,438	$58,488	$-
Real estate - commercial:
Real estate - commercial	729	-	-	729	136,270	136,999	-
Acquired with credit deterioration	153	-	11	164	368	532	11
Real estate - construction	317	-	-	317	31,775	32,092	-
Real estate - mortgage:			-
Real estate - mortgage	1,820	225	-	2,045	166,440	168,485	-
Acquired with credit deterioration	342	-	59	401	729	1,130	59
Obligations of states and political subdivisions	-	-	-	-	13,264	13,264	-
Personal	25	5	-	30	10,691	10,721	-
Total	$3,436	$230	$70	$3,736	$417,975	$421,711	$70

							Loans Past
							Due Greater
	30-59	60-89	Greater				than 90
(Dollars in thousands)	Days Past	Days Past	than 90	Total Past		Total	Days and
	Due	Due	Days	Due	Current	Loans	Accruing
As of December 31, 2017
Commercial, financial and agricultural	$-	$-	$-	$-	$45,802	$45,802	$-
Real estate - commercial:
Real estate - commercial	16	23	-	39	140,139	140,178	-
Acquired with credit deterioration	-	-	28	28	163	191	28
Real estate - construction	-	-	-	-	28,403	28,403	-
Real estate - mortgage:
Real estate - mortgage	694	80	64	838	145,713	146,551	64
Acquired with credit deterioration	-	-	123	123	214	337	123
Obligations of states and political subdivisions	-	-	-	-	13,044	13,044	-
Personal	66	6	-	72	9,326	9,398	-
Total	$776	$109	$215	$1,100	$382,804	$383,904	$215

The following tables summarize information regarding troubled debt restructurings by loan portfolio class at June 30, 2018 and December 31, 2017.

		Pre-Modification	Post-Modification
(Dollars in thousands)	Number of	Outstanding Recorded	Outstanding Recorded
	Contracts	Investment	Investment	Recorded Investment
As of June 30, 2018
Accruing troubled debt restructurings:
Real estate - mortgage	8	$522	$550	$450

Non-accruing troubled debt restructurings:
Real estate - mortgage	1	25	25	19
	9	$547	$575	$469

		Pre-Modification	Post-Modification
(Dollars in thousands)	Number of	Outstanding Recorded	Outstanding Recorded
	Contracts	Investment	Investment	Recorded Investment
As of December 31, 2017
Accruing troubled debt restructurings:
Real estate - mortgage	7	$369	$397	$315

Non-accruing troubled debt restructurings:
Commercial, financial, agricultural	1	19	20	4
Real estate - mortgage	1	25	25	20
	9	$413	$442	$339

The Company’s troubled debt restructurings are also impaired loans, which may result in a specific allocation and subsequent charge-off if appropriate. As of June 30, 2018, there were no specific reserves carried for troubled debt restructured loans. There were also no defaults of troubled debt restructurings that took place during the three or six months ended June 30, 2018 or 2017 within 12 months of restructure. On December 31, 2017, there were no specific reserves carried for the troubled debt restructurings. There was one troubled debt restructured loan for $4,000 at December 31, 2017 for which an $8,000 charge-off was recorded in 2017. The amended terms of the restructured loans vary, and may include interest rates that have been reduced, principal payments that have been reduced or deferred for a period of time and/or maturity dates that have been extended.

There was one loan whose terms were modified resulting in troubled debt restructuring during the three and six months ended June 30, 2018. There were no loan terms modified resulting in troubled debt restructuring during the three months ended June 30, 2017; however, there was one troubled debt restructuring during the six months ended June 30, 2018. The following tables list the loan whose terms were modified resulting in a troubled debt restructuring during the three and six month period ended June 30, 2018.

		Pre-Modification	Post-Modification
(Dollars in thousands)	Number of	Outstanding Recorded	Outstanding Recorded
	Contracts	Investment	Investment	Recorded Investment
Three Months Ended June 30, 2018
Accruing troubled debt restructurings:
Real estate - mortgage	1	$153	$153	$153
	1	$153	$153	$153

		Pre-Modification	Post-Modification
(Dollars in thousands)	Number of	Outstanding Recorded	Outstanding Recorded
	Contracts	Investment	Investment	Recorded Investment
Six Months Ended June 30, 2018
Accruing troubled debt restructurings:
Real estate - mortgage	1	$153	$153	$153
	1	$153	$153	$153

The following table lists the loan whose terms were modified resulting in a troubled debt restructuring during the six months ended June 30, 2017.

		Pre-Modification	Post-Modification
(Dollars in thousands)	Number of	Outstanding Recorded	Outstanding Recorded
	Contracts	Investment	Investment	Recorded Investment
Six Months Ended June 30, 2017
Accruing troubled debt restructurings:
Commercial, financial, agricultural	1	$19	$20	$16
	1	$19	$20	$16

Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process at June 30, 2018 and December 31, 2017 totaled $788,000 and $1,285,000, respectively.

The following tables summarize the activity in the allowance for loan losses and related investments in loans receivable.

As of, and for the periods ended, June 30, 2018

					Obligations of
	Commercial,				states and
(Dollars in thousands)	financial and	Real estate -	Real estate -	Real estate -	political
	agricultural	commercial	construction	mortgage	subdivisions	Personal	Total
Allowance for loan losses:
Beginning balance, April 1, 2018	$319	$1,059	$340	$1,259	$-	$58	$3,035
Charge-offs	-	-	-	(17)	-	(12)	(29)
Recoveries	3	-	-	5	-	3	11
Provisions	26	3	(13)	14	-	11	41
Ending balance, June 30, 2018	$348	$1,062	$327	$1,261	$-	$60	$3,058

					Obligations of
	Commercial,				states and
	financial and	Real estate -	Real estate -	Real estate -	political
	agricultural	commercial	construction	mortgage	subdivisions	Personal	Total
Allowance for loan losses:
Beginning balance, January 1, 2018	$273	$1,022	$288	$1,285	$-	$71	$2,939
Charge-offs	-	(51)	-	(28)	-	(23)	(102)
Recoveries	6	5	-	5	-	6	22
Provisions	69	86	39	(1)	-	6	199
Ending balance, June 30, 2018	$348	$1,062	$327	$1,261	$-	$60	$3,058
collectively evaluated for impairment	$348	$1,062	$327	$1,261	$-	$60	$3,058

Loans receivable:
Ending balance	$58,488	$137,531	$32,092	$169,615	$13,264	$10,721	$421,711
individually evaluated for impairment	-	$913	$-	$1,969	$-	$17	2,899
acquired with credit deterioration	-	$532	$-	$1,130	$-	$-	1,662
collectively evaluated for impairment	$58,488	$136,086	$32,092	$166,516	$13,264	$10,704	$417,150

As of, and for the periods ended, June 30, 2017

					Obligations of
	Commercial,				states and
(Dollars in thousands)	financial and	Real estate -	Real estate -	Real estate -	political
	agricultural	commercial	construction	mortgage	subdivisions	Personal	Total
Allowance for loan losses:
Beginning balance, April 1, 2017	$368	$1,068	$126	$1,160	$-	$83	$2,805
Charge-offs	(37)	-	-	(19)	-	(11)	(67)
Recoveries	-	-	-	-	-	3	3
Provisions	71	57	46	(48)	-	9	135
Ending balance, June 30, 2017	$402	$1,125	$172	$1,093	$-	$84	$2,876

					Obligations of
	Commercial,				states and
	financial and	Real estate -	Real estate -	Real estate -	political
	agricultural	commercial	construction	mortgage	subdivisions	Personal	Total
Allowance for loan losses:
Beginning balance, January 1, 2017	$318	$948	$231	$1,143	$-	$83	$2,723
Charge-offs	(37)	-	-	(83)	-	(17)	(137)
Recoveries	-	-	-	44	-	6	50
Provisions	121	177	(59)	(11)	-	12	240
Ending balance, June 30, 2017	$402	$1,125	$172	$1,093	$-	$84	$2,876
individually evaluated for impairment	8	30	-	-	-	-	38
collectively evaluated for impairment	$394	$1,095	$172	$1,093	$-	$84	$2,838

Loans receivable:
Ending balance	$49,966	$146,124	$23,895	$148,132	$14,067	$10,045	$392,229
individually evaluated for impairment	362	5,749	-	3,068	-	-	9,179
acquired with credit deterioration	-	208	-	351	-	-	559
collectively evaluated for impairment	$49,604	$140,167	$23,895	$144,713	$14,067	$10,045	$382,491

As of December 31, 2017

					Obligations of
	Commercial,				states and
(Dollars in thousands)	financial and	Real estate -	Real estate -	Real estate -	political
	agricultural	commercial	construction	mortgage	subdivisions	Personal	Total
Allowance for loan losses:
Beginning balance, January 1, 2017	$318	$948	$231	$1,143	$-	$83	$2,723
Charge-offs	(46)	(70)	-	(149)	-	(27)	(292)
Recoveries	5	2	-	45	-	17	69
Provisions	(4)	142	57	246	-	(2)	439
Ending balance, December 31, 2017	$273	$1,022	$288	$1,285	$-	$71	$2,939
individually evaluated for impairment	-	-	-	-	-	-	-
collectively evaluated for impairment	$273	$1,022	$288	$1,285	$-	$71	$2,939

Loans receivable:
Ending balance	$45,802	$140,369	$28,403	$146,888	$13,044	$9,398	$383,904
individually evaluated for impairment	468	5,031	-	2,232	-	-	7,731
acquired with credit deterioration	-	191	-	337	-	-	528
collectively evaluated for impairment	$45,334	$135,147	$28,403	$144,319	$13,044	$9,398	$375,645

8. Goodwill and other intangible assets

Goodwill

On September 8, 2006, the Company acquired a branch office in Richfield, PA. Goodwill associated with this transaction is carried at $2,046,000. On November 30, 2015, the Company acquired FNBPA Bancorp, Inc. and as a result, carries goodwill of $3,402,000 relating to the acquisition. In addition, the Company acquired Liverpool Community Bank on April 30, 2018, and as a result, carries goodwill of $3,691,000 relating to the acquisition.

Total goodwill at June 30, 2018 and December 31, 2017 was $9,139,000 and $5,448,000, respectively. Goodwill is not amortized but is measured annually for impairment or more frequently if certain events occur which might indicate goodwill has been impaired. There was no impairment of goodwill during the three or six month periods ended June 30, 2018 or 2017.

Intangible Assets

On November 30, 2015, a core deposit intangible in the amount of $303,000 associated with the FNBPA Bancorp, Inc. acquisition was recorded and is being amortized over a ten-year period using a sum of the year’s digits basis. Other intangible assets in the amount of $40,000 were also identified and recorded as of November 30, 2015. The other intangible assets were amortized on a straight-line basis over two years, through November 30, 2017. Amortization expense recognized for the intangibles related to the FNBPA acquisition in the three and six months ended June 30, 2018 was $11,000 and $22,000, respectively.

On April 30, 2018, a core deposit intangible in the amount of $289,000 associated with the Liverpool Community Bank acquisition was recorded and is being amortized over a ten-year period using a sum of the year’s digit basis. Amortization expense recognized for the intangible related to the Liverpool Community Bank acquisition in both the three and six months ended June 30, 2018 was $9,000.

The following table shows the amortization schedule for each of the intangible assets recorded.

	FNBPA	FNBPA	LCB
	Acquisition	Acquisition	Acquisition
	Core	Other	Core
(Dollars in thousands)	Deposit	Intangible	Deposit
	Intangible	Assets	Intangible
Beginning Balance at Acquisition Date	$303	$40	$289
Amortization expense recorded prior to January 1, 2017	59	22	-
Amortization expense recorded in the twelve months ended December 31, 2017	49	18	-
Unamortized balance as of December 31, 2017	195	-	-
Amortization expense recorded in the six months ended June 30, 2018	22	-	9
Unamortized balance as of June 30, 2018	$173	$-	$280

Scheduled remaining amortization expense for years ended:
December 31, 2018	$22		$26
December 31, 2019	38		49
December 31, 2020	33		44
December 31, 2021	27		39
December 31, 2022	21		33
After December 31, 2022	32		89

9. Unconsolidated Subsidiary

The Company no longer has an investment in an unconsolidated subsidiary following its acquisition of Liverpool on April 30, 2018. Prior to the acquisition, the Company owned 39.16% of the outstanding common stock of Liverpool. The investment was accounted for under the equity method of accounting. The Company increased its investment in LCB for its share of earnings and decreased its investment by any dividends received from LCB. The investment was evaluated quarterly for impairment. A loss in value of the investment which is determined to be other than a temporary decline would have been recognized as a loss in the period in which such determination was made. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of LCB to sustain an earnings capacity that would justify the current carrying value of the investment. There was no impairment of the investment relating to LCB prior to the acquisition on April 30, 2018.

The following table illustrates the components of the income/gain from the unconsolidated subsidiary investment recorded for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended		Six Months Ended
	June 30, 2018		June 30, 2018
	2018	2017	2018	2017
Income from unconsolidated subsidiary (excluding merger-related adjustments)
Dividend income	$12	$12	$36	$36
Equity income	-	46	45	69
Total income (excluding merger-related adjustments)	12	58	81	105

Merger-related adjustments for investment in unconsolidated subsidiary
Adjustment to LCB book value at April 30, 2018	(239)	-	(239)	-
Special merger-related dividend	39	-	39	-
Fair value gain	415	-	415	-
Total merger-related adjustments	215	-	215	-
Total income/gain from unconsolidated subsidiary	$227	$58	$296	$105

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

The following tables summarize financial assets and financial liabilities measured at fair value as of June 30, 2018 and December 31, 2017, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value. There were no transfers of assets between fair value Level 1 and Level 2 during the six months ended June 30, 2018 or 2017.

		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
(Dollars in thousands)	June 30,	for Identical	Observable	Unobservable
	2018	Assets	Inputs	Inputs
Measured at fair value on a recurring basis:
Debt securities available-for-sale:
Obligations of U.S. Government agencies and corporations	$33,714	$-	$33,714	$-
Obligations of state and political subdivisions	20,286	-	20,286	-
Mortgage-backed securities	89,237	-	89,237	-
Equity securities	1,166	1,166	-	-

Measured at fair value on a non-recurring basis:
Impaired loans	$1,306	$-	$-	$1,306
Mortgage servicing rights	215	-	-	215

		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
(Dollars in thousands)	December 31,	for Identical	Observable	Unobservable
	2017	Assets	Inputs	Inputs
Measured at fair value on a recurring basis:
Debt securities available-for-sale:
Obligations of U.S. Government agencies and corporations	$34,214	$-	$34,214	$-
Obligations of state and political subdivisions	24,981	-	24,981	-
Mortgage-backed securities	93,510	-	93,510	-
Equity securities available-for-sale	1,119	1,119	-	-

Measured at fair value on a non-recurring basis:
Impaired loans	$1,574	$-	$-	$1,574
Other real estate owned	27	-	-	27
Mortgage servicing rights	225	-	-	225

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs have been used to determine fair value:

(Dollars in thousands)
June 30, 2018	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
Impaired loans	$1,306	Appraisal of collateral (1)	Appraisal and liquidation adjustments (2)	0% - 16%	15%
Mortgage servicing rights	215	Multiple of annual servicing fee	Estimated pre-payment speed, based on rate and term	300% - 400%	371%

(Dollars in thousands)
December 31, 2017	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
Impaired loans	$1,574	Appraisal of collateral (1)	Appraisal and liquidation adjustments (2)	0% - 13%	8%
Other real estate owned	27	Appraisal of collateral (1)	Appraisal and liquidation adjustments (2)	22%	22%
Mortgage servicing rights	225	Multiple of annual servicing fee	Estimated pre-payment speed, based on rate and term	300% - 400%	371%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral that generally include various Level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted downward by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

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

Loans – As of June 30, 2018, the fair values of loans were estimated on an exit price basis due to the adoption of ASU 2016-01, incorporating discounts for credit, liquidity and marketability factors. These fair values are not comparable with the fair values disclosed as of December 31, 2017, which were based on an entrance price basis. As of that date, fair values of variable rate loans that reprice frequently and which entail no significant changes in credit risk were based on carrying values. The fair values of other loans as of that date were estimated by calculating the present value of the cash flow difference between the current rate and the market rate, for the average maturity, discounted quarterly at the market rate.

Fixed rate time deposits – The estimated fair value is determined by discounting the contractual future cash flows, using the rates currently offered for deposits of similar remaining maturities.

Long-term debt and other interest-bearing liabilities – The fair value is estimated using discounted cash flow analysis, based on incremental borrowing rates for similar types of arrangements.

Commitments to extend credit and letters of credit – The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, considering market interest rates, the remaining terms and present credit-worthiness of the counterparties. The fair value of guarantees and letters of credit is based on fees currently charged for similar agreements.

The estimated fair values of the Company’s financial instruments are as follows:

	Financial Instruments
	June 30, 2018		December 31, 2017
(Dollars in thousands)	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and due from banks	$15,956	$15,956	$9,839	$9,839
Interest bearing deposits with banks	291	291	58	58
Federal funds sold	915	915	-	-
Interest bearing time deposits with banks	3,780	3,755	350	350
Equity securities	1,166	1,166	-	-
Available for sale securities	143,237	143,237	153,824	153,824
Restricted investment in FHLB stock	2,498	2,498	3,104	3,104
Loans, net of allowance for loan losses	418,653	410,158	380,965	372,906
Mortgage servicing rights	215	215	225	225
Accrued interest receivable	1,675	1,675	1,582	1,582

Financial liabilities:
Non-interest bearing deposits	$122,101	$122,101	$115,911	$115,911
Interest bearing deposits	410,338	409,610	361,757	361,468
Securities sold under agreements to repurchase	3,843	3,843	9,769	9,769
Short-term borrowings	7,500	7,500	12,000	12,000
Long-term debt	15,000	14,896	25,000	24,885
Other interest bearing liabilities	1,587	1,589	1,593	1,595
Accrued interest payable	298	298	300	300

Off-balance sheet financial instruments:
Commitments to extend credit	$-	$-	$-	$-
Letters of credit	-	-	-	-

The following tables present the carrying amount, fair value and placement in the fair value hierarchy of the Company’s financial instruments not previously disclosed as of June 30, 2018 and December 31, 2017. This table excludes financial instruments for which the carrying amount approximates fair value.

			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices in	Significant	Significant
			Active Markets	Other	Other
(Dollars in thousands)	Carrying		for Identical	Observable	Unobservable
	Amount	Fair Value	Assets or Liabilities	Inputs	Inputs
June 30, 2018
Financial instruments - Assets
Interest bearing time deposits with banks	$3,780	$3,755	$-	$3,755	$-
Loans, net of allowance for loan losses	418,653	410,158	-	-	410,158
Financial instruments - Liabilities
Interest bearing deposits	$410,338	$409,610	$-	$409,610	$-
Long-term debt	15,000	14,896	-	14,896	-
Other interest bearing liabilities	1,587	1,589	-	1,589	-

			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices in	Significant	Significant
			Active Markets	Other	Other
(Dollars in thousands)	Carrying		for Identical	Observable	Unobservable
	Amount	Fair Value	Assets or Liabilities	Inputs	Inputs
December 31, 2017
Financial instruments - Assets
Interest bearing time deposits with banks	$350	$350	$-	$350	$-
Loans, net of allowance for loan losses	380,965	372,906	-	-	372,906
Financial instruments - Liabilities
Interest bearing deposits	$361,757	$361,468	$-	$361,468	$-
Long-term debt	25,000	24,885	-	24,885	-
Other interest bearing liabilities	1,593	1,595	-	1,595	-

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

The Company’s funding policy with respect to the JVB Plan is to contribute annually no more than the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide for benefits attributed to service through December 31, 2012. The Company made no contributions during the six months ended June 30, 2018 and is not required to make a contribution in the remainder of 2018; however, it is considering doing so.

In 2017, Juniata initiated a strategy to reduce the liability associated with its defined benefit pension plan. The first step of the initiative consisted of the purchase of a single premium group annuity for a group of Juniata’s retirees, transferring the associated pension liability to the issuer of the annuity. This step reduced Juniata’s overall pension liability by approximately 12%, which resulted in a pre-tax charge to earnings of $377,000 in the third quarter of 2017. This pre-tax charge represents an acceleration of pension expenses that would otherwise have impacted Juniata’s earnings in the future. The Company initiated the second step of this strategy on July 1, 2018. Refer to Note 14 for additional information.

Pension expense included the following components for the three and six month periods ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30,		June 30,
	2018	2017	2018	2017
Components of net periodic pension (benefit) cost:
Interest cost	$132	$161	$264	$322
Expected return on plan assets	(192)	(202)	(384)	(403)
Recognized net actuarial loss	40	57	81	113
Net periodic pension (benefit) cost	$(20)	$16	$(39)	$32

Amortization of net actuarial loss recognized in other comprehensive income	$(40)	$(57)	$(81)	$(113)

Total recognized in net periodic pension cost and other comprehensive income	$(60)	$(41)	$(120)	$(81)

12. Commitments, Contingent Liabilities and Guarantees

In the ordinary course of business, the Company makes commitments to extend credit to its customers through letters of credit, loan commitments and lines of credit. At June 30, 2018, the Company had $81,948,000 outstanding in loan commitments and other unused lines of credit extended to its customers as compared to $77,023,000 at December 31, 2017.

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its letters of credit. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third-party. Generally, financial and performance letters of credit have expiration dates within one year of issuance, while commercial letters of credit have longer term commitments. The credit risk involved in issuing letters of credit is essentially the same as the risks that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. The Company had outstanding $3,147,000 and $2,541,000 of financial and performance letters of credit commitments as of June 30, 2018 and December 31, 2017, respectively. Commercial letters of credit as of June 30, 2018 and December 31, 2017 totaled $12,833,000 and $12,650,000, respectively. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The amount of the liability as of June 30, 2018 for payments under letters of credit issued was not material. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk.

Additionally, the Company has sold qualifying residential mortgage loans to the FHLB as part of its Mortgage Partnership Finance Program (“Program”). Under the terms of the Program, there is limited recourse back to the Company for loans that do not perform in accordance with the terms of the loan agreement. Each loan sold under the Program is “credit enhanced” such that the individual loan’s rating is raised to “BBB”, as determined by the FHLB. The Program can be terminated by either the FHLB or the Company, without cause. The FHLB has no obligation to commit to purchase any mortgage loans through, or from, the Company.

13. REVENUE RECOGNITION

As disclosed in Note 2, as of January 1, 2018, the Company adopted ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, as well as subsequent ASU’s that modified ASC 606. The Company elected to apply the ASU and all related ASU’s using the modified retrospective approach applied to all contracts imitated on or after the effective date, and for contracts which have remaining obligations as of the effective date, while prior period results continue to be reported under legacy U.S. GAAP. Based on this assessment, the Company concluded that ASC 606 did not materially change the method by which the Company currently recognizes revenue for these revenue streams, which is by recognizing revenues as they are earned based upon contractual terms, as transactions occur, or as services are provided and collectability is reasonably assured.

The Company generally acts in a principal capacity, on its own behalf, in most contracts with customers. In such transactions, revenue and related costs to provide these services are recognized on a gross basis in the financial statements. In some cases, the Company acts in an agent capacity, deriving revenue through assisting other entities in transactions with its customers. In such transactions, revenue and the related costs to provide the services are recognized on a net basis in the financial statements. These transactions primarily relate to non-deposit product commissions and fees derived from customer’s use of various interchange and ATM/debit card networks.

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

Trust Fees – include asset management and estate fees. Asset management fees are generally based on a fee schedule, based upon the market value of the assets under management, and recognized monthly when the service obligation is completed. Trust fees recognized during the three and six months ended June 30, 2018 totaled $98,000 and $188,000, respectively. Fees for estate management services are based on a specified fee schedule and generally recognized as the following performance obligations are fulfilled: (i) 25% of total estate fee recognized when all estate assets are collected and debts paid, (ii) 50% of the total fee is recognized when the inheritance tax return is filed, and (iii) remaining 25% is recognized when the first and final account is confirmed, settling the estate. Estate fees recognized during the three and six months ended June 30, 2018 totaled $25,000 and $37,000, respectively.

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

Other Non-Interest Income – includes certain revenue streams within the scope of ASC 606 comprised primarily of ATM surcharges, commissions on check orders, and wire transfer fees. ATM surcharges are the result of customers conducting ATM transactions that generate fee income. All of these fees, as well as wire transfer fees, are transaction based and are recognized at the time of the transaction. In addition, the Company acts in an agent capacity to offer checks to its customers and recognizes commissions, net of related fees, when the contract is fulfilled.

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

14. Subsequent Events

On July 1, 2018, the Company made a lump sum payment offer to a small group of terminated vested participants in the Company’s defined benefit plan intended to reduce its overall pension liability. The Company expects to complete the lump sum offering in the third quarter of 2018. Currently, no material effect to the consolidated financial statements as a result of the offering is expected.

On July 17, 2018, the Board of Directors declared a cash dividend of $0.22 per share to shareholders of record on August 15, 2018, payable on August 31, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements:

The information contained in this Quarterly Report on Form 10-Q contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder) including statements that are not historical facts or that address trends or management's intentions, plans, beliefs, expectations or opinions. Forward-looking statements can be identified by the use of words such as “believes”, “expects”, “anticipates”, “may”, “should”, “will”, “could”, “estimates”, “projects”, “predicts”, “potential”, “continue”, “plans”, “future”, “intends”, “goal”, “strategy”, “likely”, “seek” and similar expressions. Any forward-looking statement made by us in this document is based only on information currently available to us and speaks only as of the date when made. Juniata undertakes no obligation to publicly update or revise forward looking information, whether as a result of new or updated information, future events, or otherwise. Forward-looking statements are not historical facts or guarantees of future performance, events or results and are subject to potential risks and uncertainties, many of which are outside of our control that could cause actual results to differ materially from this forward-looking information. Important factors that could cause our actual result and financial condition to differ materially from those indicated in the forward-looking statements include, without limitation;

•	the impact of adverse changes in the economy and real estate markets, including protracted periods of low-growth and sluggish loan demand;
•	the effect of market interest rates, particularly following a period of low market interest rates and current market uncertainties, and relative balances of rate-sensitive assets to rate-sensitive liabilities, on net interest margin and net interest income;
•	the effect of competition on rates of deposit and loan growth and net interest margin;
•	increases in non-performing assets, which may result in increases in the allowance for credit losses, loan charge-offs and elevated collection and carrying costs related to such non-performing assets;
•	other income growth, including the impact of regulatory changes which have reduced debit card interchange revenue;
•	investment securities gains and losses, including other than temporary declines in the value of securities which may result in charges to earnings;
•	the effects of changes in the applicable federal income tax rate;
•	the level of other expenses, including salaries and employee benefit expenses;
•	the impact of increased regulatory scrutiny of the banking industry;
•	the increasing time and expense associated with regulatory compliance and risk management;
•	capital and liquidity strategies, including the impact of the capital and liquidity requirements modified by the Basel III standards;
•	the effects of changes in accounting policies, standards, and interpretations of the Company’s consolidated balance sheets and consolidated statements of income;
•	the Company’s failure to identify and to address cyber-security risks;
•	the Company’s ability to keep pace with technological changes;
•	the Company’s ability to attract and retain talented personnel;
•	the Company’s reliance on its subsidiary for substantially all of its revenues and its ability to pay dividends;
•	the effects of changes in relevant accounting principles and guidelines on the presentation of the Company’s financial condition and results of operations;
•	failure of third party service providers to perform their contractual obligations; and
•	the impact of the Company’s strategy to reduce the liability associated with its defined benefit retirement plan.

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

General:

The following discussion relates to the consolidated financial condition of the Company as of June 30, 2018, as compared to December 31, 2017, and the consolidated results of operations for the three and six months ended June 30, 2018, compared to the same period in 2017. This discussion should be read in conjunction with the interim consolidated financial statements and related notes included herein.

Overview:

Juniata Valley Financial Corp. is a Pennsylvania corporation organized in 1983 to be the holding company of The Juniata Valley Bank. The Bank is a state-chartered bank headquartered in Mifflintown, Pennsylvania. Juniata Valley Financial Corp. and its subsidiary bank derive substantially all of their income from banking and bank-related services, including interest earned on residential real estate, commercial mortgage, commercial and consumer loans, interest earned on investment securities and fee income from deposit services and other financial services to its customers. The Company completed its acquisition of FNBPA Bancorp, Inc. (“FNBPA”) on November 30, 2015, at which time total assets increased by approximately $92 million, or 19%. On April 30, 2018, Juniata acquired the Liverpool Community Bank (“LCB”) of which it previously owned 39.16%. As of the merger date, total assets increased by approximately $49 million, or 8%. Juniata now operates a total of 16 locations in Pennsylvania.

Financial Condition:

Total assets as of June 30, 2018, were $631.5 million, an increase of $39.6 million, or 6.7%, compared to December 31, 2017. Comparing the balances at June 30, 2018 and December 31, 2017, loans increased by $37.8 million, while deposits increased by $54.8 million, predominantly in interest bearing deposits. As of April 30, 2018, after acquisition accounting adjustments, the Company acquired approximately $31.3 million in loans and $36.1 million in deposits as a result of the Liverpool acquisition. During the same period, the Company utilized a strategy to apply cash flows from the investment portfolio to reduce high cost borrowings. This strategy led to a strategic decline in the investment portfolio of $10.6 million and contributed to a decline in total borrowings of $20.4 million, as did Liverpool’s surplus funds position.

The table below shows changes in deposit volumes by type of deposit between December 31, 2017 and June 30, 2018.

(Dollars in thousands)	June 30,	December 31,	Change
	2018	2017	$	%
Deposits:
Demand, non-interest bearing	$122,101	$115,911	$6,190	5.3%
Interest bearing demand and money market	151,057	122,407	28,650	23.4
Savings	105,224	98,966	6,258	6.3
Time deposits, $250,000 and more	10,611	8,456	2,155	25.5
Other time deposits	143,446	131,928	11,518	8.7
Total deposits	$532,439	$477,668	$54,771	11.5%

Total loans increased $37.8 million, or 9.8%, between December 31, 2017 and June 30, 2018. As shown in the table below, all loan categories increased, except commercial real estate loans.

(Dollars in thousands)	June 30,	December 31,	Change
	2018	2017	$	%
Loans:
Commercial, financial and agricultural	$58,488	$45,802	$12,686	27.7%
Real estate - commercial	137,531	140,369	(2,838)	(2.0)
Real estate - construction	32,092	28,403	3,689	13.0
Real estate - mortgage	169,615	146,888	22,727	15.5
Obligations of states and political subdivisions	13,264	13,044	220	1.7
Personal	10,721	9,398	1,323	14.1
Total loans	$421,711	$383,904	$37,807	9.8%

A summary of the activity in the allowance for loan losses for each of the six month periods ended June 30, 2018 and 2017 is presented below.

(Dollars in thousands)	Periods Ended June 30,
	2018	2017
Balance of allowance - January 1	$2,939	$2,723
Loans charged off	(102)	(137)
Recoveries of loans previously charged off	22	50
Net charge-offs	(80)	(87)
Provision for loan losses	199	240
Balance of allowance - end of period	$3,058	$2,876

Ratio of net charge-offs during period to average loans outstanding	0.02%	0.02%

As of June 30, 2018, 35 loans (exclusive of loans acquired from FNBPA and LCB with existing credit deterioration) with aggregate outstanding balances of $2,899,000 were individually evaluated for impairment. A collateral analysis was performed on each of these 35 loans in order to establish a portion of the reserve needed to carry the impaired loans at fair value. There were no loans determined to have insufficient collateral, thus, the establishment of a specific reserve was not required for any of the impaired loans.

As of June 30, 2018, there were $1,533,000 in special mention loans compared to $34,456,000 at December 31, 2017 and $15,127,000 in substandard loans compared to $14,970,000 at December 31, 2017. As of June 30, 2018, Management expanded the Company’s internal credit quality risk ratings to include a pass/watch rating for loans whose performance may exhibit characteristics or conditions that could result in a downgrade to special mention in the future. The pass/watch rated loans are now reported within the pass rating classification. Prior to June 30, 2018, all watch and special mention rated loans were classified as special mention. As of June 30, 2018, the amount reclassified from the special mention rating to the pass/watch rating was $32,603,000.

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

The following is a summary of the Bank’s non-performing loans on June 30, 2018 as compared to December 31, 2017.

(Dollar amounts in thousands)	As of and for the	As of and for the
	six months ended	year ended
	June 30, 2018	December 31, 2017
Non-performing loans
Non-accrual loans	$2,498	$2,787
Accruing loans past due 90 days or more, exclusive of loans acquired with credit deterioration	-	64
Restructured loans in default and non-accruing	-	87
Total	$2,498	$2,938

Average loans outstanding	400,431	385,411

Ratio of non-performing loans to average loans outstanding	0.62%	0.76%

Stockholders’ equity increased from December 31, 2017 to June 30, 2018 by $5,273,000, or 8.9%. The Company’s net income exceeded dividends paid by $726,000. The adjustment to accumulated other comprehensive loss to record the change in net unrealized gains from the unconsolidated subsidiary, the reclassification adjustment for losses on sales of debt securities, and the amortization of the net actuarial cost of the Company’s defined benefit retirement plan increased the Company’s equity by $81,000. The change in net unrealized losses from the change in market value of securities available for sale decreased shareholders’ equity by $2,129,000 when comparing June 30, 2018 to December 31, 2017. Stock based compensation expense recorded pursuant to the Company’s Stock Option Plan added $39,000 to stockholders’ equity during the six month period, while payments for exercised stock options increased shareholders’ equity by $91,000 and employee stock plans added $42,000. In addition, the common stock issued to LCB shareholders increased total stockholders’ equity by $6,463,000. Treasury stock purchases during the six months ended June 30, 2018 decreased stockholders’ equity by $40,000.

Subsequent to June 30, 2018, the following events took place:

On July 1, 2018, the Company made a lump sum payment offer to a small group of terminated vested participants in the Company’s defined benefit plan intended to reduce its overall pension liability. The Company expects to complete the lump sum offering in the third quarter of 2018. Currently, no material effect to the consolidated financial statements as a result of the offering is expected.

On July 17, 2018, the Board of Directors declared a cash dividend of $0.22 per share to shareholders of record on August 15, 2018, payable on August 31, 2018.

Comparison of the Three Months Ended June 30, 2018 and 2017

Operations Overview:

Net income for the second quarter of 2018 was $1,569,000, an increase of $275,000, or 21.3%, when compared to the second quarter of 2017. Basic and diluted earnings per share also increased in the second quarter of 2018 to $0.31 compared to $0.27 in the second quarter of 2017. Annualized return on average equity for the three months ended June 30, 2018 was 10.14%, compared to 8.62% for the same period in 2017, representing an increase of 17.6%. For the three months ended June 30, annualized return on average assets was 1.01% in 2018, versus 0.87% in 2017. The comparability of the results of operations for the three months ended June 30, 2018 and financial condition at June 30, 2018 were impacted by the acquisition of Liverpool Community Bank on April 30, 2018. Further details are noted in the sections that follow.

Presented below are selected key ratios for the two periods:

	Three Months Ended
	June 30,
	2018	2017
Return on average assets (annualized)	1.01%	0.87%
Return on average equity (annualized)	10.14%	8.62%
Average equity to average assets	10.01%	10.10%

Non-interest income, excluding securities gains (losses), as a percentage of average assets (annualized)	0.97%	0.84%

Non-interest expense as a percentage of average assets (annualized)	3.17%	2.84%

The discussion that follows further explains changes in the components of net income when comparing the second quarter of 2018 with the second quarter of 2017.

Net Interest Income:

Net interest income, after the provision for loan losses, increased during the three months ended June 30, 2018 by $502,000, or 11.1%, when compared to the three months ended June 30, 2017. Overall, average earning assets increased 4.0%, while average interest bearing liabilities increased 2.1%. Net interest margin, on a fully tax equivalent basis, increased from 3.52% during the three months ended June 30, 2017 to 3.61% during the three months ended June 30, 2018.

Average loan balances and interest on loans increased by $23,862,000 and $527,000, respectively, for the second quarter of 2018 compared to the same period in 2017. The increase in the average volume of loans outstanding and the 24 basis point increase in the weighted average yield on loans increased interest income by approximately $294,000 and $233,000, respectively.

Interest earned on investment securities increased $34,000 in the second quarter of 2018 compared to the second quarter of 2017, while the average balance of investment securities declined by $6,350,000, or 4.0%, during the period. The decline in the average balance decreased interest income by $29,000, while the increase in the overall pre-tax yield of 17 basis points on the investment securities portfolio added $63,000 to interest income.

Average earning assets increased $21,711,000, to $569,038,000, primarily due to the 6.2% increase in average loans. The yield on earning assets increased to 4.18% during the three months ended June 30, 2018 from 3.91% in the same period in 2017. The average balance of interest bearing liabilities and non-interest bearing liabilities increased over the period by $8,700,000 and $13,579,000, respectively, compared to the same 2017 period. In addition, the cost to fund interest bearing assets with interest bearing liabilities increased 16 basis points to 0.83% during the second quarter of 2018 compared to the same period in 2017.

The table below shows the net interest margin on a fully tax-equivalent basis for the three months ended June 30, 2018 and 2017.

Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended			Three Months Ended
(Dollars in thousands)	June 30, 2018			June 30, 2017
	Average		Yield/	Average			Yield/	Increase (Decrease) Due To (6)
	Balance (1)	Interest	Rate	Balance (1)	Interest		Rate	Volume	Rate	Total
ASSETS
Interest earning assets:
Taxable loans (5)	$382,346	$4,819	5.04%	$356,845	$4,287	4,287	4.81%	$306	$226	$532
Tax-exempt loans	28,380	222	3.13	30,019	227	227	3.03	(12)	7	(5)
Total loans	410,726	5,041	4.91	386,864	4,514	4,514	4.67	294	233	527
Taxable investment securities	133,775	765	2.29	134,592	716	716	2.13	(4)	53	49
Tax-exempt investment securities	19,833	99	2.00	25,366	114	114	1.80	(25)	10	(15)
Total investment securities	153,608	864	2.25	159,958	830	830	2.08	(29)	63	34

Interest bearing deposits	3,064	32	4.18	505	4	4	3.18	20	8	28
Federal funds sold	1,640	7	1.71	-	-	-	0.00	-	7	7
Total interest earning assets	569,038	5,944	4.18	547,327	5,348	5,348	3.91	285	311	596

Other assets (7)	49,861			47,447
Total assets	$618,899			$594,774

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Interest bearing demand deposits (2)	$143,762	237	0.66	$126,104		99	0.31	$14	$124	$138
Savings deposits	103,459	26	0.10	100,262		25	0.10	1	-	1
Time deposits	149,620	482	1.29	139,438		401	1.15	29	52	81
Short-term and long-term borrowings and other interest bearing liabilities	32,831	145	1.77	55,168		177	1.29	(72)	40	(32)
Total interest bearing liabilities	429,672	890	0.83	420,972		702	0.67	(28)	216	188

Non-interest bearing liabilities:
Demand deposits	120,739			107,494
Other	6,564			6,230
Stockholders' equity	61,924			60,078
Total liabilities and stockholders' equity	$618,899			$594,774
Net interest income and net interest rate spread		$5,054	3.35%			$4,646	3.24%	$313	$95	$408
Net interest margin on interest earning assets (3)			3.55%				3.39%
Net interest income and net interest margin-Tax equivalent basis (4)		$5,139	3.61%			$4,822	3.52%

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

Provision for Loan Losses:

In the second quarter of 2018, the provision for loan losses was $41,000, compared to a provision of $135,000 in the second quarter of 2017. Management regularly reviews the adequacy of the allowance for loan loss and makes assessments as to specific loan impairment, historical charge-off expectations, general economic conditions in the Bank’s market area, specific loan quality and other factors. As compared to the second quarter of 2017, the level of loan loss provision in the second quarter of 2018 was most affected by a reduction of credit concentrations as related to increased available capital levels from the Liverpool acquisition. See the earlier discussion in the Financial Condition section explaining the information used to determine the provision.

Non-interest Income:

Non-interest income in the second quarter of 2018 was $1,496,000 compared to $1,256,000 in the second quarter of 2017, representing an increase of $240,000, or 19.1%.

Most significantly impacting the comparative three month periods was the $169,000 increase in income/gain from the unconsolidated subsidiary due primarily to a $215,000 adjustment to the carrying value of Juniata’s previous 39.16% ownership in Liverpool (derived from Juniata’s share of $239,000 in LCB’s second quarter earnings net loss, $39,000 in dividend income received from LCB’s special merger-related dividend, as well as a $415,000 equity gain recorded from the acquisition). Increases in the change in value of equity securities of $52,000 and debit card income of $44,000 from improved debit card usage in the second quarter of 2018 also contributed to the overall increase in non-interest income compared to the second quarter of 2017. Offsetting these increases was a decline in trust fees of $20,000 and a $37,000 decline in in mortgage banking income due to the strategic plan to shift the focus from selling qualifying mortgage loans to the secondary market to collecting fee income from a loan referral program in the second quarter of 2018 compared to the same period in 2017.

As a percentage of average assets, annualized non-interest income, exclusive of net gains on the sale of securities, was 0.97% in the second quarter of 2018 as compared to 0.84% in the second quarter of 2017.

Non-interest Expense:

Non-interest expense was $4,906,000 for the three months ended June 30, 2018 versus $4,229,000 for the same period in 2017, an increase of $677,000.

The increase was primarily due to the recording of $376,000 in merger-related expenses in the second quarter of 2018, with no comparable expense recorded in the 2017 period. Increases in employee compensation expense of $175,000 mainly due to the addition of the LCB staff and $81,000 in amortization expense from the additional investment in low-income housing partnerships due to the completion of phase II of Juniata’s low-income elderly housing tax credit investment, also contributed to the overall increase in the second quarter of 2018, as did the collection of $48,000 less in gains on sales of other real estate owned. Partially offsetting these variances were reductions in employee benefits by $58,000 relating to lower medical insurance and defined benefit expenses, as well as declines in other non-interest expense, predominantly due to favorable variances in delinquent loan expenses and electronic banking losses.

As a percentage of average assets, annualized non-interest expense was 3.17% in the second quarter of 2018 compared to 2.84% in the second quarter of 2017. Excluding merger and acquisition expenses, annualized non-interest expense as a percentage of average assets was 2.93% in the second quarter of 2018.

Provision for income taxes:

Income tax expenses of $34,000 and $244,000 were recorded in the second quarters of 2018 and 2017, respectively. The decline in the provision for income taxes resulted from the reduction in the federal income tax rate from 34% in 2017 to 21% in 2018. In addition, the Company qualifies for a federal tax credit for a low-income housing project investment, and the tax provisions for each period reflect the application of the tax credit. For the first quarter of 2018, the tax credit of $225,000 lowered the effective tax rate from 16.2% to 2.1%. In the first quarter of 2017, the tax credit of $143,000 decreased the effective tax rate from 25.2% to 15.9%.

Comparison of the Six Months Ended June 30, 2018 and 2017

Operations Overview:

Net income for the first six months of 2018 was $2,896,000, an increase of $143,000, or 5.2%, compared to the first six months of 2017. Basic and diluted earnings per share were $0.59 in the first six months of 2018, representing an increase of 1.7% from the $0.58 earned in the first six months of 2017. Annualized return on average equity for the first six months in 2018 was 9.65%, compared to 9.22% for the same period in the prior year, an increase of 4.7%. For the six months ended June 30, annualized return on average assets was 0.95% in 2018, versus 0.93% in 2017. The comparability of the results of operations for the six months ended June 30, 2018 and financial condition at June 30, 2018 were impacted by the aforementioned acquisition of Liverpool Community Bank on April 30, 2018. Further details are noted in the sections that follow.

Presented below are selected key ratios for the two periods:

	Six Months Ended
	June 30,
	2018	2017
Return on average assets (annualized)	0.95%	0.93%
Return on average equity (annualized)	9.65%	9.22%
Average equity to average assets	9.88%	10.11%

Non-interest income, excluding securities gains (losses), as a percentage of average assets (annualized)	0.88%	0.80%

Non-interest expense as a percentage of average assets (annualized)	3.07%	2.88%

The discussion that follows explains changes in the components of net income when comparing the first six months of 2018 with the first six months of 2017.

Net Interest Income:

Net interest income, after the provision for loan losses, was $9,500,000 for the first six months of 2018, compared to $8,953,000 in the same period in 2017, an increase of $547,000, or 6.1%. Average earning assets increased by $15,418,000, or 2.8%, while average interest bearing liabilities increased by $4,448,000, or 1.1%.

On average, loans outstanding increased by $16,125,000, or 4.2%, and interest on loans increased $708,000, or 8.0%, in the first six months of 2018 compared to the same period in 2017. The greater volume of loans and a 16 basis point rise in the weighted average yield on the loan portfolio increased interest income by $410,000 and $298,000, respectively.

Increases of $115,000 and 19 basis points, respectively, in interest earned and the overall pre-tax yield on investment securities were recorded in the first six months of 2018 compared to same period in 2017, even though average balances declined $2,765,000 during the period.

Average interest bearing liabilities increased to $422,196,000 from $417,748,000, while average non-interest bearing deposits increased 11.2% to $118,750,000 during the six months ended June 30, 2018 compared to the same 2017 period. The cost of interest bearing liabilities rose by 16 basis points as a result of two additional increases in the federal funds borrowing rate in the current period.

Total average earning assets during the first six months of 2018 were $558,687,000, compared to $543,269,000 during the first six months of 2017, yielding 4.07% and 3.88%, respectively. Interest bearing funding costs for earning assets were 0.80% and 0.64% for the first six months of 2018 and 2017, respectively. Net interest margin on a fully tax-equivalent basis for the first six months of 2018 was 3.53%. For the same period in 2017, the fully-tax equivalent net interest margin was 3.51%.

The table below shows the net interest margin on a fully tax-equivalent basis for the six months ended June 30, 2018 and 2017.

Average Balance Sheets and Net Interest Income Analysis

	Six Months Ended			Six Months Ended
(Dollars in thousands)	June 30, 2018			June 30, 2017
	Average		Yield/	Average		Yield/	Increase (Decrease) Due To (6)
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate	Volume	Rate	Total
ASSETS
Interest earning assets:
Taxable loans (5)	$371,866	$9,144	4.92%	$352,859	$8,417	4.77%	$453	$274	$727
Tax-exempt loans	28,565	448	3.14	31,447	467	2.99	(43)	24	(19)
Total loans	400,431	9,592	4.79	384,306	8,884	4.63	410	298	708
Taxable investment securities	134,964	1,540	2.28	132,977	1,399	2.10	21	120	141
Tax-exempt investment securities	20,665	202	1.95	25,417	228	1.79	(43)	17	(26)
Total investment securities	155,629	1,742	2.24	158,394	1,627	2.05	(22)	137	115

Interest bearing deposits	1,802	42	4.66	569	11	3.90	24	7	31
Federal funds sold	825	7	1.70	-	-		-	7	7
Total interest earning assets	558,687	11,383	4.07	543,269	10,522	3.88	412	449	861

Other assets (7)	48,752			47,269
Total assets	$607,439			$590,538

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Interest bearing demand deposits (2)	$133,413	378	0.57	$122,274	166	0.27	$15	$197	$212
Savings deposits	101,753	50	0.10	99,085	49	0.10	1	-	1
Time deposits	144,770	911	1.26	138,573	779	1.13	35	97	132
Short-term and long-term borrowings and other interest bearing liabilities	42,260	345	1.63	57,816	335	1.17	(91)	101	10
Total interest bearing liabilities	422,196	1,684	0.80	417,748	1,329	0.64	(40)	395	355

Non-interest bearing liabilities:
Demand deposits	118,750			106,776
Other	6,480			6,291
Stockholders' equity	60,013			59,723
Total liabilities and stockholders' equity	$607,439			$590,538
Net interest income and net interest rate spread		$9,699	3.28%		$9,193	3.24%	$452	$54	$506
Net interest margin on interest earning assets (3)			3.47%			3.38%
Net interest income and net interest margin-Tax equivalent basis (4)		$9,872	3.53%		$9,551	3.51%

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

Provision for Loan Losses:

In the first six months of 2018, the provision for loan losses was $199,000 compared to a provision of $240,000 in the first six months of 2017. Management regularly reviews the adequacy of the loan loss reserve and makes assessments as to specific loan impairment, historical charge-off expectations, general economic conditions in the Bank’s market area, specific loan quality and other factors. See the earlier discussion in the Financial Condition section, explaining the information used to determine the provision.

Non-interest Income:

Non-interest income in the first six months of 2018 was $2,670,000, a decrease of $202,000, or 7.0%, compared to $2,872,000 in the first six months of 2017.

Most significantly impacting non-interest income comparisons between the two periods were gains from the sales of securities. In the first six months of 2017, a tax strategy was executed, resulting in securities gains of $508,000, while securities sold in the first six months of 2018 resulted in a net loss of $15,000. Also significantly impacting non-interest income in the six months ended June 30, 2018 was the $191,000 increase in the income/gain from unconsolidated subsidiary compared to the same 2017 period due to an adjustment to the carrying value of Juniata’s previous 39.16% ownership of Liverpool at April 30, 2018, resulting in a recorded net gain of $215,000 (derived from Juniata’s share of $239,000 in LCB’s second quarter earnings net loss, $39,000 in dividend income received from LCB’s special merger-related dividend, as well as a $415,000 equity gain recorded from the acquisition).

Debit card income and fees derived from loan activity increased by 12.0% and 65.4%, respectively, in the first half of 2018 versus the first half of 2017. In addition, the change in value of equity securities increased $46,000 in the first half of 2018 compared to the same period in 2017 as changes in the fair value of equity securities were not recorded on the consolidated statements of income in 2017. Offsetting these increases was a decline of $51,000, or 58.6% in mortgage banking income in the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

As a percentage of average assets, annualized non-interest income, exclusive of net gains/losses on the sale of securities, was 0.88% in the first six months of 2018 and 0.80% in the first six months of 2017.

Non-interest Expense:

Total non-interest expense was $9,311,000 for the first six months of 2018, $813,000, or 9.6%, greater than in the first six months of 2017.

Merger-related expenses of $440,000, related to the aforementioned Liverpool acquisition were recorded in the first half of 2018 while no such expensed occurred in the 2017 period. Occupancy and equipment expense increased $100,000 due to the completion and occupation of a relocated banking office at the end of 2017, and employee compensation expense increased by 6.5%. In addition, the amortization expense for the investment in low-income housing partnerships increased $161,000 due to the additional investment in phase II of a low-income elderly tax credit investment, with no similar expense recorded in the first half of 2017. Partially offsetting these increases were cost reductions in employee benefits relating to lower medical insurance and defined benefit expenses of $148,000, or 12.0%, and a decline of $72,000, or 7.8% in other non-interest expenses primarily due to a reduction in electronic banking losses and delinquent loan expenses.

As a percentage of average assets, annualized non-interest expense was 3.07% in the first half of 2018 compared to 2.88% in the first half of 2017.

Provision for income taxes:

An income tax benefit of $37,000 was recorded in the first six months of 2018 compared to an expense of $574,000 in the first six months of 2017. As mentioned previously, the federal income tax rate declined from 34% in 2017 to 21% in 2018, resulting in a decline in the provision for income taxes in the 2018 period compared to the same period in 2017. Also contributing to the resulting income tax benefit was lower taxable income in the 2018 period compared to the 2017 period.

In addition, the Company qualifies for a federal tax credit for its low-income housing project investment, and the tax provisions for each period reflect the application of the tax credit. The tax credit recorded in the first six months periods of 2018 and 2017 was $451,000 and $286,000, respectively, offsetting $414,000 in regular tax expense in the 2018 period and $860,000 of regular tax expense in the 2017 period. For the first six months of 2018, the tax credit lowered the effective tax rate from 14.5% to (1.3%) as compared to the same period in 2017, when the tax credit lowered the effective tax rate from 25.8% to 17.3%.

Liquidity:

The objective of liquidity management is to ensure that sufficient funding is available, at a reasonable cost, to meet the ongoing operational cash needs of the Company and to take advantage of income producing opportunities as they arise. While the desired level of liquidity will vary depending upon a variety of factors, it is the primary goal of the Company to maintain a high level of liquidity in all economic environments. Principal sources of asset liquidity are provided by loans and securities maturing in one year or less, and other short-term investments, such as federal funds sold and cash and due from banks. Liability liquidity, which is more difficult to measure, can be met by attracting deposits and maintaining the core deposit base. The Company is a member of the Federal Home Loan Bank of Pittsburgh for the purpose of providing short-term liquidity when other sources are unable to fill these needs. During the six months ended June 30, 2018, overnight borrowings from the Federal Home Loan Bank averaged $16,051,000. As of June 30, 2018, the Company had short-term borrowings and long-term debt with the Federal Home Loan Bank of $7,500,000 and $15,000,000, respectively, and had remaining unused borrowing capacity with the Federal Home Loan Bank of $142,949,000.

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

Off-Balance Sheet Arrangements:

The Company’s consolidated financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk, credit risk, and interest rate risk. These commitments consist mainly of loans approved but not yet funded, unused lines of credit and outstanding letters of credit. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third-party. Generally, financial and performance letters of credit have expiration dates within one year of issuance, while commercial letters of credit have longer term commitments. The credit risk involved in issuing letters of credit is essentially the same as the risks that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. The Company had $3,147,000 and $2,541,000 of financial and performance letters of credit commitments outstanding as of June 30, 2018 and December 31, 2017, respectively. Commercial letters of credit as of June 30, 2018 and December 31, 2017 totaled $12,833,000 and $12,650,000, respectively. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of June 30, 2018 for payments under letters of credit issued was not material. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk.

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

Basel III requires financial institutions to maintain: (a) a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, (b) a minimum ratio of tier 1 capital to risk-weighted assets of at least 6.0%,; (c) a minimum ratio of total (that is, tier 1 plus tier 2) capital to risk-weighted assets of at least 8.0%, ); and (d) a minimum leverage ratio of 3.0%, calculated as the ratio of tier 1 capital balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter). In addition, the rules also limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” of 2.5% above the minimum standards stated in (a) - (c) above.

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

At June 30, 2018, the Bank exceeded the regulatory requirements to be considered a "well capitalized" financial institution under the new rules. The Bank’s CET1 and Tier 1 Capital ratio was 13.87%, its Total Capital ratio was 14.60% and its Tier 1 leverage was 9.56%. On a consolidated basis, the Company’s CET1 and Tier 1 Capital ratio was 14.36%, and Total Capital ratio and Tier 1 leverage ratio was 15.09% and 9.87%, respectively. Thus, the Company and the Bank also maintain capital sufficient to cover the additional 2.5% capital conservation buffer.

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

There can be volatility in the values of financial institution stocks, but the primary objective of the portfolio is to achieve value appreciation in the long term while earning consistently attractive after-tax yields from dividends. The carrying value of the financial institutions stocks accounted for 0.2% of the Company’s total assets as of June 30, 2018.

The equity investments in the Company’s portfolio had a fair value of $1,166,000 at June 30, 2018. Net unrealized gains in this portfolio for the three and six months ended June 30, 2018 included in the consolidated statements of income were $52,000 and $46,000, respectively.

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

The primary objective of the Company’s asset-liability management process is to maximize current and future net interest income within acceptable levels of interest rate risk while satisfying liquidity and capital requirements. Management recognizes that a certain amount of interest rate risk is inherent, appropriate and necessary to ensure profitability. A simulation analysis is used to assess earnings and capital at risk from movements in interest rates. The model considers three major factors: (1) volume differences; (2) repricing differences; and (3) timing in its income simulation. As of the most recent model run, data was disseminated into appropriate repricing buckets, based upon the static position at that time. The interest-earning assets and interest-bearing liabilities were assigned a multiplier to simulate how much that particular balance sheet item would re-price when interest rates change. Finally, the estimated timing effect of rate changes was applied, and the net interest income effect was determined on a static basis (as if no other factors were present). As the table below indicates, based upon rate shock simulations on a static basis over a one-year period, the net effect of an immediate 100, 200, 300 and 400 basis point rate increase would change net interest income by ($335,000), ($708,000), ($1,276,000) and ($2,158,000), respectively. The net effect of an immediate 100, 200, 300, and 400 basis point rate decline would change net interest income by ($392,000), ($1,068,000), ($1,076,000), and ($1,197,000), respectively.

Effect of Interest Rate Risk on Net Interest Income
(Dollars in thousands)
Change in Interest Rates (Basis Points)	Total Change in Net Interest Income

400	$(2,158)
300	(1,276)
200	(708)
100	(335)
0	-
(100)	(392)
(200)	(1,068)
(300)	(1,076)
(400)	(1,197)

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2018, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined by the Securities Exchange Act of 1934 (“Exchange Act”), Rule 13a-15(e). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting.

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

The Company has an active share repurchase program in place, to which there is no expiration date. As of August 9, 2018, the number of shares that may yet be purchased under the program was 172,062. Transactions pursuant to the repurchase program in the three month period ended June 30, 2018 are shown below.

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number	Average	Part of Publicly	Shares that May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	per Share	Programs	Plans or Programs (1)

April 1-30, 2018	-	$-	-	172,062
May 1-31, 2018	-	-	-	172,062
June 1-30, 2018	-	-	-	172,062

Totals	-		-	172,062

No repurchase plan or program expired during the quarter. The Company has no stock repurchase plan or program that it has determined to terminate prior to expiration or under which it does not intend to make further purchases.

Certain regulatory restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. At June 30, 2018, $33,790,000 of undistributed earnings of the Bank, included in the consolidated stockholders’ equity, was available for distribution to the Company as dividends without prior regulatory approval, subject to regulatory capital requirements.

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

Juniata Valley Financial Corp.
(Registrant)

Date:	August 9, 2018	By:	/s/ Marcie A. Barber
Marcie A. Barber, President
Chief Executive Officer
(Principal Executive Officer)

Date:	August 9, 2018	By:	/s/ JoAnn N. McMinn
JoAnn N. McMinn
Chief Financial Officer
(Principal Accounting Officer and
Principal Financial Officer)

