Form 10-Q
period 2018-09-30
JUNIATA VALLEY FINANCIAL CORP
filed 2018-11-09
CIK 714712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended September 30, 2018

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

☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 9, 2018
Common Stock ($1.00 par value)	5,093,536 shares

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Financial Condition

	(Unaudited)
(Dollars in thousands, except share data)	September 30, 2018	December 31, 2017
ASSETS
Cash and due from banks	$14,280	$9,839
Interest bearing deposits with banks	35	58
Federal funds sold	1,013	-
Cash and cash equivalents	15,328	9,897

Interest bearing time deposits with banks	3,535	350
Equity securities	1,162	-
Securities available for sale	138,650	153,824
Restricted investment in bank stock	2,170	3,104
Investment in unconsolidated subsidiary	-	4,812
Total loans	418,075	383,904
Less: Allowance for loan losses	(3,038)	(2,939)
Total loans, net of allowance for loan losses	415,037	380,965
Premises and equipment, net	8,659	8,887
Other real estate owned	188	355
Bank owned life insurance and annuities	15,862	14,972
Investment in low income housing partnerships	4,745	5,245
Core deposit and other intangible assets	429	195
Goodwill	9,139	5,448
Mortgage servicing rights	208	225
Accrued interest receivable and other assets	5,577	3,666
Total assets	$620,689	$591,945

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing	$123,709	$115,911
Interest bearing	406,078	361,757
Total deposits	529,787	477,668

Securities sold under agreements to repurchase	3,759	9,769
Short-term borrowings	593	12,000
Long-term debt	15,000	25,000
Other interest bearing liabilities	1,568	1,593
Accrued interest payable and other liabilities	4,600	6,528
Total liabilities	555,307	532,558
Stockholders' Equity:
Preferred stock, no par value: Authorized - 500,000 shares, none issued	-	-
Common stock, par value $1.00 per share: Authorized 20,000,000 shares
Issued -
5,134,249 shares at September 30, 2018;
4,811,611 shares at December 31, 2017
Outstanding -
5,093,536 shares at September 30, 2018;
4,767,656 shares at December 31, 2017	5,134	4,811
Surplus	24,800	18,565
Retained earnings	42,023	40,876
Accumulated other comprehensive loss	(5,802)	(4,034)
Cost of common stock in Treasury:
40,713 shares at September 30, 2018;
43,955 shares at December 31, 2017	(773)	(831)
Total stockholders' equity	65,382	59,387
Total liabilities and stockholders' equity	$620,689	$591,945

See Notes to Consolidated Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Income (Unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except share data)	September 30,		September 30,
	2018	2017	2018	2017
Interest income:
Loans, including fees	$5,230	$4,607	$14,822	$13,491
Taxable securities	748	729	2,288	2,128
Tax-exempt securities	97	112	299	340
Other interest income	54	9	103	20
Total interest income	6,129	5,457	17,512	15,979
Interest expense:
Deposits	839	561	2,178	1,555
Securities sold under agreements to repurchase	17	8	49	17
Short-term borrowings	21	80	164	212
Long-term debt	62	95	215	274
Other interest bearing liabilities	11	8	28	23
Total interest expense	950	752	2,634	2,081
Net interest income	5,179	4,705	14,878	13,898
Provision for loan losses	32	149	231	389
Net interest income after provision for loan losses	5,147	4,556	14,647	13,509
Non-interest income:
Customer service fees	462	428	1,311	1,302
Debit card fee income	323	274	939	824
Earnings on bank-owned life insurance and annuities	99	93	266	269
Trust fees	91	97	316	324
Commissions from sales of non-deposit products	82	43	202	140
Income/gain from unconsolidated subsidiary	-	49	296	154
Fees derived from loan activity	91	77	263	181
Mortgage banking income	17	83	53	170
Gain (loss) on sales and calls of securities	-	2	(15)	510
Change in value of equity securities	(4)	-	42	-
Other non-interest income	80	73	238	217
Total non-interest income	1,241	1,219	3,911	4,091
Non-interest expense:
Employee compensation expense	1,992	1,829	5,717	5,326
Employee benefits	848	567	1,935	1,802
Occupancy	306	291	918	878
Equipment	203	175	607	504
Data processing expense	498	440	1,402	1,318
Director compensation	50	60	157	183
Professional fees	140	148	494	431
Taxes, other than income	157	111	409	353
FDIC Insurance premiums	59	83	208	250
(Gain) loss on sales of other real estate owned	(52)	19	(62)	(26)
Amortization of intangible assets	23	17	54	52
Amortization of investment in low-income housing partnerships	200	173	600	412
Merger and acquisition expense	185	-	625	-
Other non-interest expense	423	529	1,279	1,457
Total non-interest expense	5,032	4,442	14,343	12,940
Income before income taxes	1,356	1,333	4,215	4,660
Income tax (benefit) provision	(29)	127	(66)	701
Net income	$1,385	$1,206	$4,281	$3,959
Earnings per share
Basic	$0.27	$0.25	$0.86	$0.83
Diluted	$0.27	$0.25	$0.86	$0.83
Cash dividends declared per share	$0.22	$0.22	$0.66	$0.66
Weighted average basic shares outstanding	5,093,536	4,767,656	4,951,537	4,764,325
Weighted average diluted shares outstanding	5,120,466	4,778,950	4,973,179	4,772,935

See Notes to Consolidated Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,
	2018			2017
	Before		Net of	Before		Net of
(Dollars in thousands)	Tax	Tax	Tax	Tax	Tax	Tax
	Amount	Effect	Amount	Amount	Effect	Amount
Net income	$1,356	$29	$1,385	$1,333	$(127)	$1,206
Other comprehensive income (loss):
Unrealized (losses) gains on available for sale securities:
Unrealized holding (losses) gains arising during the period	(645)	135	(510)	(20)	7	(13)
Unrealized holding gains from unconsolidated subsidiary	-	-	-	(3)	-	(3)
Less reclassification adjustment for (gains) losses included in net income for sales of debt securities (1) (3)	-	-	-	(2)	1	(1)
Unrecognized pension net gain (2) (3)	(55)	12	(43)	-	-	-
Unrecognized pension gain due to change in assumptions (2) (3)	1,010	(212)	798	-	-	-
Amortization of pension net actuarial cost (2) (3)	242	(51)	191	57	(20)	37
Other comprehensive income (loss)	552	(116)	436	32	(12)	20
Total comprehensive income	$1,908	$(87)	$1,821	$1,365	$(139)	$1,226

	Nine Months Ended September 30,
	2018			2017
	Before		Net of	Before		Net of
(Dollars in thousands)	Tax	Tax	Tax	Tax	Tax	Tax
	Amount	Effect	Amount	Amount	Effect	Amount
Net income	$4,215	$66	$4,281	$4,660	$(701)	$3,959
Other comprehensive (loss) income:
Unrealized (losses) gains on available for sale securities:
Unrealized holding (losses) gains arising during the period	(3,340)	701	(2,639)	882	(300)	582
Unrealized holding gains from unconsolidated subsidiary	5	-	5	12	-	12
Less reclassification adjustment for losses (gains) included in net income for sales of debt securities (1) (3)	15	(3)	12	(510)	174	(336)
Unrecognized pension net gain (2) (3)	(55)	12	(43)	-	-	-
Unrecognized pension gain due to change in assumptions (2) (3)	1,010	(212)	798	-	-	-
Amortization of pension net actuarial cost (2) (3)	323	(68)	255	170	(58)	112
Other comprehensive (loss) income	(2,042)	430	(1,612)	554	(184)	370
Total comprehensive income	$2,173	$496	$2,669	$5,214	$(885)	$4,329

(1)	Amounts are included in (loss) gain on sales and calls of securities on the consolidated statements of income as a separate element within total non-interest income.
(2)	Amounts are included in the computation of net periodic benefit cost and are included in employee benefits expense on the consolidated statements of income as a separate element within total non-interest expense.
(3)	Income tax amounts are included in the provision for income taxes on the consolidated statements of income.

See Notes to Consolidated Financial Statements

Juniata Valley Financial Corp. and Subsidiary
Consolidated Statements of Stockholders' Equity (Unaudited)
For the Nine Months Ended September 30, 2018

	Number				Accumulated
	of				Other		Total
(Dollars in thousands, except share data)	Shares	Common		Retained	Comprehensive	Treasury	Stockholders'
	Outstanding	Stock	Surplus	Earnings	Loss	Stock	Equity
Balance, January 1, 2018	4,767,656	$4,811	$18,565	$40,876	$(4,034)	$(831)	$59,387
Net income				4,281			4,281
Other comprehensive loss					(1,612)		(1,612)
Reclassification for ASU 2016-01				156	(156)		-
Cash dividends at $0.66 per share				(3,290)			(3,290)
Stock-based compensation			60				60
Purchase of treasury stock	(1,928)					(40)	(40)
Treasury stock issued for stock plans	5,170		(7)			98	91
Common stock issued for stock plans	7,354	8	34				42
Common stock issued for acquisition	315,284	315	6,148				6,463
Balance, September 30, 2018	5,093,536	$5,134	$24,800	$42,023	$(5,802)	$(773)	$65,382

Juniata Valley Financial Corp. and Subsidiary
Consolidated Statements of Stockholders' Equity (Unaudited)
For the Nine Months Ended September 30, 2017

	Number				Accumulated
	of				Other		Total
(Dollars in thousands, except share data)	Shares	Common		Retained	Comprehensive	Treasury	Stockholders'
	Outstanding	Stock	Surplus	Earnings	Loss	Stock	Equity
Balance, January 1, 2017	4,755,630	$4,805	$18,476	$39,945	$(3,209)	$(927)	$59,090
Net income				3,959			3,959
Other comprehensive loss					370		370
Cash dividends at $0.66 per share				(3,145)			(3,145)
Stock-based compensation			54				54
Purchase of treasury stock	(4,289)					(86)	(86)
Treasury stock issued for stock plans	9,704		(10)			182	172
Common stock issued for stock plans	6,611	6	28				34
Balance, September 30, 2017	4,767,656	$4,811	$18,548	$40,759	$(2,839)	$(831)	$60,448

See Notes to Consolidated Financial Statements

Juniata Valley Financial Corp. and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)	Nine Months Ended September 30,
	2018	2017
Operating activities:
Net income	$4,281	$3,959
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	231	389
Depreciation	604	487
Net amortization of securities premiums	412	490
Net amortization of loan origination fees	43	48
Deferred net loan origination costs	(348)	(297)
Amortization of core deposit intangible asset	54	52
Amortization of investment in low income housing partnership	600	412
Net (amortization) accretion of purchase fair value adjustments	(58)	4
Net realized loss (gain) on sales and calls of available for sale securities	15	(510)
Change in value of equity securities	(42)	-
Net gain on sales and valuation of other real estate owned	(62)	(26)
Earnings on bank owned life insurance and annuities	(266)	(269)
Deferred income tax benefit	(113)	(34)
Equity loss (gain) in unconsolidated subsidiary, net of dividends of $75 and $49, respectively	194	(105)
Equity gain from acquisition of unconsolidated subsidiary	(415)	-
Stock-based compensation expense	60	54
Mortgage loans originated for sale	-	(3,527)
Proceeds from mortgage loans sold to others	71	3,563
Mortgage banking income	(53)	(170)
Increase in accrued interest receivable and other assets	(958)	(1,360)
(Decrease) increase in accrued interest payable and other liabilities	(928)	146
Net cash provided by operating activities	3,322	3,306
Investing activities:
Purchases of:
Securities available for sale	(4,119)	(42,510)
Premises and equipment	(252)	(324)
Bank owned life insurance and annuities	(35)	(36)
Proceeds from:
Sales of securities available for sale	4,285	21,800
Maturities of and principal repayments on securities available for sale	10,137	12,407
Redemption (purchase) of FHLB stock	1,058	(6)
Sale of other real estate owned	296	617
Sale of other assets	22	25
Net cash received from acquisition	7,561	-
Investment in low income housing partnerships	(100)	(1,919)
Net decrease in interest bearing time deposits with banks	490	-
Net increase in loans	(2,691)	(4,809)
Net cash provided by (used in) investing activities	16,652	(14,755)
Financing activities:
Net increase in deposits	16,071	17,756
Net (decrease) increase in short-term borrowings and securities sold under agreements to repurchase	(17,417)	511
Repayment of long-term debt	(10,000)	-
Cash dividends	(3,290)	(3,145)
Purchase of treasury stock	(40)	(86)
Treasury stock issued for employee stock plans	91	-
Common stock issued for employee stock plans	42	206
Net cash (used in) provided by financing activities	(14,543)	15,242
Net increase in cash and cash equivalents	5,431	3,793
Cash and cash equivalents at beginning of year	9,897	9,559
Cash and cash equivalents at end of period	$15,328	$13,352

Juniata Valley Financial Corp. and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)	Nine Months Ended September 30,
	2018	2017
Supplemental information:
Interest paid	$2,619	$2,051
Income taxes paid	14	385
Supplemental schedule of noncash investing and financing activities:
Transfer of loans to other real estate owned	$67	$529
Transfer of loans to repossessed vehicles	12	5
Supplemental schedule of assets and liabilities in connection with merger:
Assets acquired:
Investment in time deposits with banks	$3,675
Loans	31,331
Premises and equipment	125
Accrued interest receivable	123
Core deposit and other intangible assets	289
Bank owned life insurance	632
FHLB stock	124
Other assets	267
	$36,566
Liabilities assumed:
Deposits	$36,052
Accrued interest payable and other liabilities	266
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

On April 30, 2018, the Company, which previously owned 39.16% of Liverpool Community Bank (“Liverpool” or “LBC”), completed the acquisition of the remainder of Liverpool’s outstanding common stock. Liverpool was merged with and into the Bank. Refer to Note 3 for more information.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete consolidated financial statements. Certain items in prior financial statements have been reclassified to conform to the current presentation. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2018 are not necessarily indicative of the results for the year ending December 31, 2018. For further information, refer to the consolidated financial statements and notes thereto included in Juniata Valley Financial Corp.’s Annual Report on Form 10-K (“Annual Report”) for the year ended December 31, 2017.

The Company has evaluated events and transactions occurring subsequent to the consolidated statement of financial condition date of September 30, 2018 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

2. RECENT ACCOUNTING STANDARDS UPDATES (“ASU”)

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

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. ASU 2015-14 deferred the effective date of the new revenue recognition standard by one year. As a result, the standard was effective for public entities in fiscal years beginning after December 15, 2017.

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

ASU 2016-01, Measurement of Financial Instruments

Issued: January 2016

Summary: The amendments in this Update require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those changes accounted for under the equity method of accounting or those that result in consolidation of the investee). The amendments in this Update also require an entity to present separately in AOCI the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the Update emphasizes the existing requirement to use exit prices to measure fair value for disclosure purposes and clarifies that entities should not make use of a practicability exception in determining the fair value of loans. Accordingly, we refined the calculations used to determine the disclosed fair value of our loans as part of adopting this standard. The redefined calculation did not have a significant impact on our fair value disclosures.

Effective Date: For public entities, the amendments in the Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company currently holds a small portfolio of equity investments for which the fair value fluctuates with market activity. The Company adopted ASU 2016-01 on January 1, 2018. As of this date, the Company had $197,000 in unrealized gains on equity securities (see Note 6). The adoption of this Update resulted in a reclassification of $156,000 from other comprehensive loss to retained earnings. The Company recorded a decline of $4,000 during the three months ended September 30, 2018 and an increase of $42,000 during the nine months ended September 30, 2018 for the change in fair value of equity securities on the consolidated statements of income.

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

ASU 2018-09, Codification Improvements

Issued: July 2018

Summary: ASU 2018-09 amendments represent changes to clarify, correct errors in, or make minor improvements to the Codification. The amendments make the Codification easier to understand and easier to apply by eliminating inconsistencies and providing clarifications. The amendments are not expected to have a notable effect on current accounting practice or create a significant administrative cost to most entities.

Effective Date: The transition and effective date guidance is based on the facts and circumstances of each amendment. Some of the amendments do not require transition guidance and will be effective upon issuance. However, many of the amendments do have transition guidance with effective dates for annual periods beginning after December 15, 2017, for public business entities. This Update did not have an impact on the Company’s consolidated financial position or results of operations in regards to amended improvements to recently adopted standards and is not expected to have an impact upon the adoption of amended guidance not yet effective.

Newly Issued, Not Yet Effective Standards

ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Topic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans

Issued: August 2018

Summary: ASU 2018-14 modifies the disclosure requirements under ASC 715-20 for employers that sponsor defined benefit pension or other postretirement plans. Those modifications include the removal and addition of disclosure requirements as well as clarifying specific disclosure requirements.

Effective Date: The amendments are effective for public business entities for fiscal years ending after December 15, 2020. For all other entities, the amendments are effective for annual reporting periods ending after December 15, 2021. Early adoption is permitted. This Update will have no impact on the Company’s consolidated financial position and results of operations because in August 2018, Juniata’s Board of Directors resolved to terminate the Company’s defined benefit retirement plan, The Juniata Valley Bank Retirement Plan, effective November 30, 2018. All participants have been properly notified and settlement of all obligations is expected to occur in mid-2019. See Note 11 for additional information.

ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement

Issued: August 2018

Summary: ASU 2018-13 modifies the disclosure requirements for fair value measurements required under ASC 820. Those modifications include the removal and addition of disclosure requirements as well as clarifying specific disclosure requirements.

Effective Date: The amendments become effective for all entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted upon issuance of this ASU. An entity is permitted to early adopt all disclosure requirements in the ASU or early adopt only the removed and modified disclosures and delay adoption of the additional disclosures until their effective date. This Update is not expected to have an impact on the Company’s consolidated financial position or results of operations.

ASU 2016-02, Leases

Issued: February 2016

Summary: The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.

In July 2018, the FASB issued ASU-2018-10, Codification Improvements to Topic 842, Leases. ASU 2018-10 clarifies the intended application of certain narrow aspects of the guidance in ASU 2016-02. The amendments are similar in nature to those in the FASB’s ongoing project to make improvements to clarify the Codification or correct unintended application of the guidance. Key amendments in this ASU include:

•	Updating the definition of Rate Implicit in the Lease to clarify that the rate cannot be less than zero;
•	Clarifying application of guidance for lessors when determining impairment of net investment in the lease;
•	Clarifying whether lessors and lessees should recognize certain transition adjustments to earnings rather than through equity;
•	Clarifying certain transition guidance for amounts previously recognized in business combinations.

In July 2018, the FASB also issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. ASU 2018-11 provides entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.

ASU 2018-11 also provides lessors with a practical expedient, by class of underlying asset, to elect not to separate nonlease components from the associated lease component and, instead, to account for those components as a single component if the nonlease components otherwise would be accounted for under the new revenue guidance (Topic 606) and both the timing and pattern of transfer of the nonlease component(s) and associated lease component are the same, and the lease component, if accounted for separately, would be classified as an operating lease. If the nonlease component or components associated with the lease component are the predominant component of the combined component, an entity is required to account for the combined component in accordance with Topic 606. Otherwise, the entity must account for the combined component as an operating lease in accordance with Topic 842.

Effective Date: ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. ASU 2018-10 becomes effective upon issuance for entities that early adopted Topic 842, and the transition requirements are the same as those in Topic 842. For entities that have not adopted Topic 842, the effective date and transition requirements are the same as the effective date and transition requirements in Topic 842. The effective date of the amendments in ASU 2018-11 related to the lessor practical expedient depends upon whether an entity has adopted the new leases standard as of the date of application of this ASU. The effective date of the amendments in ASU 2018-11 related to transition are the same as the effective date for ASU 2016-02.

The Company has determined that the provisions of ASU 2016-02 will result in an increase in assets to recognize the present value of the lease obligations with a corresponding increase in liabilities; however, the Company does not expect this new standard to have a material impact on the Company’s results of operations or cash flows because the Company owns most of its facilities and this ASU will apply primarily to its four small operating leases. The Company is currently evaluating the appropriate transition method and projected present value of its leases at the adoption date.

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

Liverpool shareholders (other than Juniata, whose Liverpool common stock owned of record or beneficially was cancelled) received either: (i) 202.6286 shares of common stock of Juniata or (ii) $4,050.00 in cash in exchange for each share of Liverpool common stock subject to the limitation that cash would be paid for no more than 20% and no less than 15% of Liverpool’s outstanding common stock. As a result, Juniata issued 315,284 shares of common stock with an acquisition date fair value of approximately $6,463,000, based on Juniata’s closing stock price of $20.50 on April 30, 2018, and cash of $1,362,000, including cash in lieu of fractional shares for a total Step Two purchase price consideration of $7,825,000. The total purchase price of the merger, including both the Step One adjusted basis and Step Two purchase price consideration, was $12,862,000.

The assets and liabilities of Liverpool were recorded on the consolidated balance sheet at their estimated fair value as of April 30, 2018, and its results of operations have been included in the consolidated income statement since such date.

The purchase price included goodwill and a core deposit intangible of $3,691,000 and $289,000, respectively. The core deposit intangible will be amortized over a ten-year period using a sum of the year’s digits basis. The goodwill will not be amortized but will be tested annually for impairment, or more frequently if circumstances require.

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

Summarized below is the acquired Liverpool purchased credit impaired loan portfolio as of April 30, 2018.

(Dollars in thousands)

Contractually required principal and interest at acquisition	$2,022
Contractual cash flows not expected to be collected (nonaccretable discount)	(1,273)
Expected cash flows at acquisition	749
Interest component of expected cash flows (accretable discount)	(177)
Fair value of acquired loans	$572

The following table presents unaudited pro forma information as if the merger between Juniata and Liverpool had been completed on January 1, 2017. The pro forma information does not necessarily reflect the results of operations that would have occurred had Juniata merged with Liverpool at the beginning of 2017. Due to Juniata’s former 39.16% ownership in Liverpool, the income previously recorded in the nine months ended September 30, 2018 and the three and nine months ended September 30, 2017 that was attributable to the partial ownership of Liverpool has been excluded, in addition to merger-related costs incurred in 2018 and the resulting tax impacts. Supplemental pro forma earnings for the three months ended September 30, 2018 were adjusted to exclude $185,000 in merger-related expenses and the resulting $39,000 tax benefit. Supplemental pro forma earnings for the nine months ended September 30, 2018 were adjusted to exclude $296,000 from the income/gain from unconsolidated subsidiary, $625,000 in merger-related expenses, and the resulting tax benefit of $69,000. The results for the comparable 2017 periods were adjusted to include the aforementioned merger-related expenses; however, those results exclude the income from unconsolidated subsidiary previously recorded in the three and nine months ended September 30, 2017 of $49,000 and $154,000, respectively. The resulting tax benefits included in the three and nine months ended September 30, 2017 were $49,000 and $163,000, respectively. A 21% tax rate was assumed in both the 2018 and 2017 periods. The pro forma financial information does not include the impact of possible business model changes, nor does it consider any potential impacts of current market conditions or revenues, expense efficiencies or other factors.

	(Unaudited)		(Unaudited)
(Dollars in thousands; except share data)	Three Months ended September 30,		Nine Months ended September 30,
	2018	2017	2018	2017
Net interest income after loan loss provision	$5,147	$5,027	$15,596	$14,930
Noninterest income	1,241	1,216	3,701	4,068
Noninterest expense	4,847	4,737	13,959	13,916
Net income available to common shareholders	1,531	1,428	5,179	5,176
Net income per common share	0.30	0.28	1.01	1.02

4. Accumulated other Comprehensive loss

Components of accumulated other comprehensive loss, net of tax, consisted of the following:

(Dollars in thousands)
	September 30, 2018	December 31, 2017
Unrealized losses on available for sale securities	$(4,461)	$(1,683)
Unrecognized expense for defined benefit pension	(1,341)	(2,351)
Accumulated other comprehensive loss	$(5,802)	$(4,034)

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

The following table sets forth the computation of basic and diluted earnings per share:

(Dollars in thousands, except earnings per share data)	Three Months Ended September 30,
	2018	2017
Net income	$1,385	$1,206
Weighted-average common shares outstanding	5,094	4,768
Basic earnings per share	$0.27	$0.25

Weighted-average common shares outstanding	5,094	4,768
Common stock equivalents due to effect of stock options	26	11
Total weighted-average common shares and equivalents	5,120	4,779
Diluted earnings per share	$0.27	$0.25

	Nine Months Ended September 30,
	2018	2017
Net income	$4,281	$3,959
Weighted-average common shares outstanding	4,952	4,764
Basic earnings per share	$0.86	$0.83

Weighted-average common shares outstanding	4,952	4,764
Common stock equivalents due to effect of stock options	21	9
Total weighted-average common shares and equivalents	4,973	4,773
Diluted earnings per share	$0.86	$0.83

6. Securities

On January 1, 2018, the Company adopted ASU 2016-01, Measurement of Financial Assets Instruments. Upon adoption, equity securities with readily determinable fair values are stated at fair value with realized and unrealized gains and losses reported in net income. For periods prior to January 1, 2018, equity securities were classified as available for sale and stated at fair value with unrealized gains and losses reported as a separate component of AOCI, net of tax. At December 31, 2017, the fair value of equity securities classified as available for sale was $1,119,000. The adoption of ASU 2016-01 resulted in a reclassification of $156,000 in net unrealized gains from AOCI to retained earnings. As of September 30, 2018, the Company had $1,162,000 in equity investments recorded at fair value.

The Company’s available for sale investment portfolio includes primarily bonds issued by U.S. Government sponsored agencies (approximately 24% of the investment portfolio), mortgage-backed securities issued by Government-sponsored agencies and backed by residential mortgages (approximately 62%) and municipal bonds (approximately 14%) as of September 30, 2018. Most of the municipal bonds are general obligation bonds with maturities or pre-refunding dates within 5 years.

The amortized cost and fair value of securities available for sale as of September 30, 2018 and December 31, 2017, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the securities may be called or prepaid with or without prepayment penalties.

	September 30, 2018
(Dollars in thousands)			Gross	Gross
	Amortized	Fair	Unrealized	Unrealized
	Cost	Value	Gains	Losses
Securities Available for Sale
Type and Maturity
Obligations of U.S. Government agencies and corporations
Within one year	$6,000	$5,997	$-	$(3)
After one year but within five years	24,997	23,916	-	(1,081)
After five years but within ten years	3,999	3,789	-	(210)
	34,996	33,702	-	(1,294)
Obligations of state and political subdivisions
Within one year	1,053	1,051	-	(2)
After one year but within five years	14,250	14,016	6	(240)
After five years but within ten years	4,648	4,448	2	(202)
	19,951	19,515	8	(444)
Mortgage-backed securities	89,357	85,433	-	(3,924)
Total securities available for sale	$144,304	$138,650	$8	$(5,662)

	December 31, 2017
(Dollars in thousands)			Gross	Gross
	Amortized	Fair	Unrealized	Unrealized
	Cost	Value	Gains	Losses
Securities Available for Sale
Type and Maturity
Obligations of U.S. Government agencies and corporations
Within one year	$6,000	$5,969	$-	$(31)
After one year but within five years	15,000	14,689	-	(311)
After five years but within ten years	13,998	13,556	-	(442)
	34,998	34,214	-	(784)
Obligations of state and political subdivisions
Within one year	2,521	2,516	-	(5)
After one year but within five years	13,959	13,955	50	(54)
After five years but within ten years	8,611	8,510	18	(119)
	25,091	24,981	68	(178)
Mortgage-backed securities	94,945	93,510	38	(1,473)
Equity securities	922	1,119	197	-
Total	$155,956	$153,824	$303	$(2,435)

Certain obligations of the U.S. Government and state and political subdivisions are pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law. The carrying value of the pledged assets was $57,618,000 and $47,825,000 at September 30, 2018 and December 31, 2017, respectively.

In addition to cash received from the scheduled maturities of securities, some investment securities available for sale are sold or called at current market values during the course of normal operations.

The following table summarizes proceeds received from sales or calls of available for sale investment securities transactions and the resulting realized gains and losses.

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30,		September 30,
	2018	2017	2018	2017
Gross proceeds from sales and calls of securities	$-	$10,166	$4,285	$21,800
Securities available for sale:
Gross realized gains from sold and called securities	$-	$30	$-	$539
Gross realized losses from sold and called securities	-	(28)	(15)	(32)
Gross gains from business combinations	-	-	-	3
Net (losses) gains	$-	$2	$(15)	$510

As of January 1, 2018, upon the adoption of ASU 2016-01, all of the Company’ equity securities are within the scope of ASC Topic 321, Investments – Equity Securities. ASC 321 requires all equity investments within its scope to be measured at fair value with changes in fair value recognized in net income. The Company recorded a decline of $4,000 during the three months ended September 30, 2018 and an increase of $42,000 during the nine months ended September 30, 2018 for the change in fair value of equity securities on the consolidated statements of income.

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

The following tables show gross unrealized losses and fair values of securities available for sale, aggregated by category and length of time the individual securities have been in a continuous unrealized loss position, at September 30, 2018 and December 31, 2017:

	Unrealized Losses at September 30, 2018
	Less Than 12 Months			12 Months or More			Total
	Number			Number			Number
(Dollars in thousands)	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Obligations of U.S. Government agencies and corporations	-	$-	$-	20	$33,702	$(1,294)	20	$33,702	$(1,294)
Obligations of state and political subdivisions	21	10,804	(121)	8	6,208	(323)	29	17,012	(444)
Mortgage-backed securities	9	19,484	(609)	37	65,949	(3,315)	46	85,433	(3,924)
Total temporarily impaired securities	30	$30,288	$(730)	65	$105,859	$(4,932)	95	$136,147	$(5,662)

	Unrealized Losses at December 31, 2017
	Less Than 12 Months			12 Months or More			Total
	Number			Number			Number
(Dollars in thousands)	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Obligations of U.S. Government agencies and corporations	5	$10,845	$(157)	15	$23,369	$(627)	20	$34,214	$(784)
Obligations of state and political subdivisions	23	10,491	(70)	6	3,862	(108)	29	14,353	(178)
Mortgage-backed securities	23	51,050	(518)	20	38,740	(955)	43	89,790	(1,473)
Total debt securities	51	72,386	(745)	41	65,971	(1,690)	92	138,357	(2,435)
Equity securities	1	9	-	1	4	-	2	13	-
Total temporarily impaired securities	52	$72,395	$(745)	42	$65,975	$(1,690)	94	$138,370	$(2,435)

At September 30, 2018, 20 U.S. Government agency and corporation securities had unrealized losses that, in the aggregate, did not exceed 1.0% of the amortized cost of the securities portfolio. All of these securities have been in a continuous loss position for 12 months or more.

At September 30, 2018, 29 obligations of state and political subdivisions had unrealized losses that, in the aggregate, did not exceed 1.0% of the amortized cost of the securities portfolio. Eight of these securities has been in a continuous loss position for 12 months or more.

At September 30, 2018, 46 mortgage-backed securities had an unrealized loss that did not exceed 3.0% of the amortized cost of the securities portfolio. Thirty-seven of these securities has been in a continuous loss position for 12 months or more. The mortgage-backed securities in the Company’s portfolio are government sponsored enterprise (GSE) pass-through instruments issued by the Federal National Mortgage Association (FNMA) or Federal Home Loan Mortgage Corporation (FHLMC), which guarantees the timely payment of principal on these investments.

The unrealized losses noted above are considered to be temporary impairments. The decline in the values of the debt securities is due only to interest rate fluctuations, rather than erosion of issuer credit quality. As a result, the payment of contractual cash flows, including principal repayment, is not at risk. Because the Company does not intend to sell the securities, does not believe the Company will be required to sell the securities before recovery and expects to recover the entire amortized cost basis, none of the debt securities are deemed to be other-than-temporarily impaired for the periods ended, September 30, 2018, September 30, 2017 and December 31, 2017, respectively.

Equity securities owned by the Company consist of common stock of various financial services providers. Management identified no other-than-temporary impairment as of, or for the periods ended December 31, 2017 and September 30, 2017.

7. Loans and Related Allowance for Credit Losses

Loans that the Company originated and has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at the outstanding unpaid principal balances, net of any deferred fees or costs and the allowance for loan losses. Loans acquired through a business combination are discussed under the heading “Acquired Loans”. Interest income on all loans, other than nonaccrual loans, is accrued over the term of the loans based on the amount of principal outstanding. Unearned income is amortized to income over the life of the loans, using the interest method.

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

In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination, which may not be currently available to management. Based on management’s comprehensive analysis of the loan portfolio, management believes the level of the allowance for loan losses as of September 30, 2018 was adequate.

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

In the second quarter of 2018, management expanded the Company’s internal credit quality risk ratings to include a pass/watch rating for loans whose performance may exhibit characteristics or conditions that could result in a downgrade to special mention in the future. The pass/watch rated loans are now reported within the pass rating classification. Prior to the risk rating expansion, all watch and special mention rated loans were classified as special mention.

Loans classified as special mention have potential weaknesses that deserve management’s close attention. If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects at a future date.

Loans classified as substandard have one or more well-defined weaknesses that jeopardize the liquidation of the debt and are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected. Substandard loans include loans that are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.

Loans classified doubtful have all the weaknesses inherent in loans classified substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable.

Loans classified as a loss are considered uncollectible and are charged to the allowance for loan losses.

Specific reserves may be established for larger, individual classified loans as a result of this evaluation, as discussed above. Remaining loans not classified are rated pass and are categorized into large groups of smaller balance homogeneous loans and are collectively evaluated for impairment. This computation is generally based on historical loss experience adjusted for qualitative factors. During 2017, the historical loss experience look-back period was changed from ten years to five years in conjunction with an increase in the number of homogeneous loan groups. Increasing the number of portfolio segments allows for a more granular approach to the analysis, and historical loss experience is more specific to the selected loan types. Management believes that evaluating a look-back period longer than five years is no longer appropriate since more recent information is generally considered to be the most relevant. As indicated above, the historical loss experience is averaged over a five-year look-back period for each of the defined portfolio segments. The qualitative risk factors are reviewed for relevancy each quarter and include:

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

Loan Portfolio Classification

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of September 30, 2018 and December 31, 2017. Due to the expansion of the Company’s internal credit quality risk ratings in the second quarter of 2018, the amount reclassified from the special mention rating to the pass/watch rating, which is included within the pass rating classification below, was $32,603,000 at June 30, 2018. Previously, both special mention and watch rated loans were reported under the special mention rating classification.

(Dollars in thousands)		Special
	Pass	Mention	Substandard	Doubtful	Total
As of September 30, 2018
Commercial, financial and agricultural	$46,092	$3,023	$607	$-	$49,722
Real estate - commercial	124,341	3,754	6,657	895	135,647
Real estate - construction	34,279	-	2,671	-	36,950
Real estate - mortgage	163,505	-	3,369	324	167,198
Obligations of states and political subdivisions	17,755	-	-	-	17,755
Personal	10,783	-	20	-	10,803
Total	$396,755	$6,777	$13,324	$1,219	$418,075

(Dollars in thousands)		Special
	Pass	Mention	Substandard	Doubtful	Total
As of December 31, 2017
Commercial, financial and agricultural	$34,826	$8,692	$2,280	$4	$45,802
Real estate - commercial	114,299	17,928	7,189	953	140,369
Real estate - construction	22,470	3,297	2,636	-	28,403
Real estate - mortgage	139,861	3,551	2,859	617	146,888
Obligations of states and political subdivisions	12,088	956	-	-	13,044
Personal	9,360	32	6	-	9,398
Total	$332,904	$34,456	$14,970	$1,574	$383,904

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

The following table summarizes information regarding impaired loans by portfolio class as of September 30, 2018 and December 31, 2017.

	As of September 30, 2018			As of December 31, 2017
		Unpaid			Unpaid
(Dollars in thousands)	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
Impaired loans
With no related allowance recorded:
Commercial, financial and agricultural	$-	$6	$-	$468	$477	$-
Real estate - commercial	910	1,303	-	5,031	5,957	-
Acquired with credit deterioration	509	548	-	191	247	-
Real estate - mortgage	2,011	3,752	-	2,232	3,738	-
Acquired with credit deterioration	1,059	1,129	-	337	384	-
Personal	17	17	-	-	-	-

Total:
Commercial, financial and agricultural	$-	$6	$-	$468	$477	$-
Real estate - commercial	910	1,303	-	5,031	5,957	-
Acquired with credit deterioration	509	548	-	191	247	-
Real estate - mortgage	2,011	3,752	-	2,232	3,738	-
Acquired with credit deterioration	1,059	1,129	-	337	384	-
Personal	17	17	-	-	-	-
	$4,506	$6,755	$-	$8,259	$10,803	$-

Average recorded investment of impaired loans and related interest income recognized for the three and nine months ended September 30, 2018 and 2017 are summarized in the tables below.

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
	Average	Interest	Cash Basis	Average	Interest	Cash Basis
(Dollars in thousands)	Recorded	Income	Interest	Recorded	Income	Interest
	Investment	Recognized	Income	Investment	Recognized	Income
Impaired loans
With no related allowance recorded:
Commercial, financial and agricultural	$-	$-	$-	$351	$5	$-
Real estate - commercial	912	-	-	5,336	81	-
Acquired with credit deterioration	521	-	-	204	-	-
Real estate - mortgage	1,990	4	14	2,795	5	6
Acquired with credit deterioration	1,095	-	-	347	-	-
Personal	17	-	-	-	-	-

With an allowance recorded:
Commercial, financial and agricultural	$-	$-	$-	$8	$-	$-
Real estate - commercial	-	-	-	460	-	-

Total:
Commercial, financial and agricultural	$-	$-	$-	$359	$5	$-
Real estate - commercial	912	-	-	5,796	81	-
Acquired with credit deterioration	521	-	-	204	-	-
Real estate - mortgage	1,990	4	14	2,795	5	6
Acquired with credit deterioration	1,095	-	-	347	-	-
Personal	17	-	-	-	-	-
	$4,535	$4	$14	$9,501	$91	$6

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
	Average	Interest	Cash Basis	Average	Interest	Cash Basis
(Dollars in thousands)	Recorded	Income	Interest	Recorded	Income	Interest
	Investment	Recognized	Income	Investment	Recognized	Income
Impaired loans
With no related allowance recorded:
Commercial, financial and agricultural	$234	$-	$-	$396	$18	$-
Real estate - commercial	2,971	-	-	5,671	238	-
Acquired with credit deterioration	350	-	-	420	-	-
Real estate - construction	-	-	-	1,228	34	-
Real estate - mortgage	2,122	14	16	2,933	16	19
Acquired with credit deterioration	698	-	-	379	-	-
Personal	9	-	-	-	-	-

With an allowance recorded:
Real estate - mortgage	$-	$-	$-	$356	$-	$-

Total:
Commercial, financial and agricultural	$234	$-	$-	$396	$18	$-
Real estate - commercial	2,971	-	-	5,671	238	-
Acquired with credit deterioration	350	-	-	420	-	-
Real estate - construction	-	-	-	1,228	34	-
Real estate - mortgage	2,122	14	16	3,289	16	19
Acquired with credit deterioration	698	-	-	379	-	-
Personal	9	-	-	-	-	-
	$6,384	$14	$16	$11,383	$306	$19

The following table presents nonaccrual loans by classes of the loan portfolio as of September 30, 2018 and December 31, 2017.

(Dollars in thousands)
	September 30, 2018	December 31, 2017
Nonaccrual loans:
Commercial, financial and agricultural	$-	$4
Real estate - commercial	910	953
Real estate - mortgage	1,622	1,917
Personal	17	-
Total	$2,549	$2,874

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status as of September 30, 2018 and December 31, 2017.

							Loans Past
							Due Greater
	30-59	60-89	Greater				than 90
(Dollars in thousands)	Days Past	Days Past	than 90	Total Past		Total	Days and
	Due	Due	Days	Due	Current	Loans	Accruing
As of September 30, 2018
Commercial, financial and agricultural	$49	-	-	$49	$49,673	$49,722	$-
Real estate - commercial:
Real estate - commercial	729	-	-	729	134,409	135,138	-
Acquired with credit deterioration		148	-	148	361	509	-
Real estate - construction	317	-	-	317	36,633	36,950	-
Real estate - mortgage:			-
Real estate - mortgage	1,428	555	60	2,043	164,096	166,139	60
Acquired with credit deterioration	318	-	260	578	481	1,059	260
Obligations of states and political subdivisions	-	-	-	-	17,755	17,755	--
Personal	22	-	1	23	10,780	10,803	1
Total	$2,863	$703	$321	$3,887	$414,188	$418,075	$321

							Loans Past
							Due Greater
	30-59	60-89	Greater				than 90
(Dollars in thousands)	Days Past	Days Past	than 90	Total Past		Total	Days and
	Due	Due	Days	Due	Current	Loans	Accruing
As of December 31, 2017
Commercial, financial and agricultural	$-	$-	$-	$-	$45,802	$45,802	$-
Real estate - commercial:
Real estate - commercial	16	23	-	39	140,139	140,178	-
Acquired with credit deterioration	-	-	28	28	163	191	28
Real estate - construction	-	-	-	-	28,403	28,403	-
Real estate - mortgage:
Real estate - mortgage	694	80	64	838	145,713	146,551	64
Acquired with credit deterioration	-	-	123	123	214	337	123
Obligations of states and political subdivisions	-	-	-	-	13,044	13,044	-
Personal	66	6	-	72	9,326	9,398	-
Total	$776	$109	$215	$1,100	$382,804	$383,904	$215

The following tables summarize information regarding troubled debt restructurings by loan portfolio class at September 30, 2018 and December 31, 2017.

		Pre-Modification	Post-Modification
(Dollars in thousands)	Number of	Outstanding Recorded	Outstanding Recorded
	Contracts	Investment	Investment	Recorded Investment
As of September 30, 2018
Accruing troubled debt restructurings:
Real estate - mortgage	8	$522	$550	$439

Non-accruing troubled debt restructurings:
Real estate - mortgage	1	25	25	18
	9	$547	$575	$457

		Pre-Modification	Post-Modification
(Dollars in thousands)	Number of	Outstanding Recorded	Outstanding Recorded
	Contracts	Investment	Investment	Recorded Investment
As of December 31, 2017
Accruing troubled debt restructurings:
Real estate - mortgage	7	$369	$397	$315

Non-accruing troubled debt restructurings:
Commercial, financial, agricultural	1	19	20	4
Real estate - mortgage	1	25	25	20
	9	$413	$442	$339

The Company’s troubled debt restructurings are also impaired loans, which may result in a specific allocation and subsequent charge-off if appropriate. As of September 30, 2018, there were no specific reserves carried for troubled debt restructured loans. There were also no defaults of troubled debt restructurings that took place during the three or nine months ended September 30, 2018 or 2017 within 12 months of restructure. On December 31, 2017, there were no specific reserves carried for the troubled debt restructurings. There was one troubled debt restructured loan for $4,000 at December 31, 2017 for which an $8,000 charge-off was recorded in 2017. The amended terms of the restructured loans vary, and may include interest rates that have been reduced, principal payments that have been reduced or deferred for a period of time and/or maturity dates that have been extended.

There were no loan terms modified resulting in troubled debt restructuring during the three months ended September 30, 2018 or 2017. There was one loan in both the nine months ended September 30, 2018 and 2017, whose terms were modified resulting in troubled debt restructuring. The following tables list the loans whose terms were modified resulting in a troubled debt restructuring during the nine month periods ended September 30, 2018 and 2017.

		Pre-Modification	Post-Modification
(Dollars in thousands)	Number of	Outstanding Recorded	Outstanding Recorded
	Contracts	Investment	Investment	Recorded Investment
Nine Months Ended September 30, 2018
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

Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process at September 30, 2018 and December 31, 2017 totaled $990,000 and $1,285,000, respectively.

The following tables summarize the activity in the allowance for loan losses and related investments in loans receivable.

As of, and for the periods ended, September 30, 2018

					Obligations of
	Commercial,				states and
(Dollars in thousands)	financial and	Real estate -	Real estate -	Real estate -	political
	agricultural	commercial	construction	mortgage	subdivisions	Personal	Total
Allowance for loan losses:
Beginning balance, July 1, 2018	$348	$1,062	$327	$1,261	$-	$60	$3,058
Charge-offs	-	(9)	-	(48)	-	(12)	(69)
Recoveries	3	-	-	7	-	7	17
Provisions	(56)	(3)	43	40	-	8	32
Ending balance, September 30, 2018	$295	$1,050	$370	$1,260	$-	$63	$3,038

					Obligations of
	Commercial,				states and
	financial and	Real estate -	Real estate -	Real estate -	political
	agricultural	commercial	construction	mortgage	subdivisions	Personal	Total
Allowance for loan losses:
Beginning balance, January 1, 2018	$273	$1,022	$288	$1,285	$-	$71	$2,939
Charge-offs	-	(60)	-	(76)	-	(35)	(171)
Recoveries	9	5	-	12	-	13	39
Provisions	13	83	82	39	-	14	231
Ending balance, September 30, 2018	$295	$1,050	$370	$1,260	$-	$63	$3,038
collectively evaluated for impairment	$295	$1,050	$370	$1,260	$-	$63	$3,038

Loans receivable:
Ending balance	$49,722	$135,647	$36,950	$167,198	$17,755	$10,803	$418,075
individually evaluated for impairment	-	$910	$-	$2,011	$-	$17	2,938
acquired with credit deterioration	-	$509	$-	$1,059	$-	$-	1,568
collectively evaluated for impairment	$49,722	$134,228	$36,950	$164,128	$17,755	$10,786	$413,569

As of, and for the periods ended, September 30, 2017

					Obligations of
	Commercial,				states and
(Dollars in thousands)	financial and	Real estate -	Real estate -	Real estate -	political
	agricultural	commercial	construction	mortgage	subdivisions	Personal	Total
Allowance for loan losses:
Beginning balance, July 1, 2017	$402	$1,125	$172	$1,093	$-	$84	$2,876
Charge-offs	(9)	(70)	-	(37)	-	(7)	(123)
Recoveries	2	-	-	1	-	2	5
Provisions	(33)	100	30	50	-	2	149
Ending balance, September 30, 2017	$362	$1,155	$202	$1,107	$-	$81	$2,907

					Obligations of
	Commercial,				states and
	financial and	Real estate -	Real estate -	Real estate -	political
	agricultural	commercial	construction	mortgage	subdivisions	Personal	Total
Allowance for loan losses:
Beginning balance, January 1, 2017	$318	$948	$231	$1,143	$-	$83	$2,723
Charge-offs	(46)	(70)	-	(120)	-	(24)	(260)
Recoveries	2	-	-	45	-	8	55
Provisions	88	277	(29)	39	-	14	389
Ending balance, September 30, 2017	$362	$1,155	$202	$1,107	$-	$81	$2,907
collectively evaluated for impairment	$362	$1,155	$202	$1,107	$-	$81	$2,907

Loans receivable:
Ending balance	$48,551	$134,340	$28,145	$147,783	$13,862	$9,935	$382,616
individually evaluated for impairment	356	5,842	-	2,521	-	-	8,719
acquired with credit deterioration	-	199	-	343	-	-	542
collectively evaluated for impairment	$48,195	$128,299	$28,145	$144,919	$13,862	$9,935	$373,355

As of December 31, 2017

					Obligations of
	Commercial,				states and
(Dollars in thousands)	financial and	Real estate -	Real estate -	Real estate -	political
	agricultural	commercial	construction	mortgage	subdivisions	Personal	Total
Allowance for loan losses:
Beginning balance, January 1, 2017	$318	$948	$231	$1,143	$-	$83	$2,723
Charge-offs	(46)	(70)	-	(149)	-	(27)	(292)
Recoveries	5	2	-	45	-	17	69
Provisions	(4)	142	57	246	-	(2)	439
Ending balance, December 31, 2017	$273	$1,022	$288	$1,285	$-	$71	$2,939
collectively evaluated for impairment	$273	$1,022	$288	$1,285	$-	$71	$2,939

Loans receivable:
Ending balance	$45,802	$140,369	$28,403	$146,888	$13,044	$9,398	$383,904
individually evaluated for impairment	468	5,031	-	2,232	-	-	7,731
acquired with credit deterioration	-	191	-	337	-	-	528
collectively evaluated for impairment	$45,334	$135,147	$28,403	$144,319	$13,044	$9,398	$375,645

8. Goodwill and other intangible assets

Goodwill

On September 8, 2006, the Company acquired a branch office in Richfield, PA. Goodwill associated with this transaction is carried at $2,046,000. On November 30, 2015, the Company acquired FNBPA Bancorp, Inc. and as a result, carries goodwill of $3,402,000 relating to the acquisition. In addition, the Company acquired the remainder of the outstanding common stock of Liverpool Community Bank on April 30, 2018, and as a result, carries goodwill of $3,691,000 relating to the acquisition.

Total goodwill at September 30, 2018 and December 31, 2017 was $9,139,000 and $5,448,000, respectively. Goodwill is not amortized but is tested annually for impairment or more frequently if certain events occur which might indicate goodwill has been impaired. There was no impairment of goodwill during the three or nine month periods ended September 30, 2018 or 2017.

Intangible Assets

On November 30, 2015, a core deposit intangible in the amount of $303,000 associated with the FNBPA Bancorp, Inc. acquisition was recorded and is being amortized over a ten-year period using a sum of the year’s digits basis. Other intangible assets in the amount of $40,000 were also identified and recorded as of November 30, 2015. The other intangible assets were amortized on a straight-line basis over two years, through November 30, 2017. Amortization expense recognized for the intangibles related to the FNBPA acquisition in the three and nine months ended September 30, 2018 was $11,000 and $33,000, respectively.

On April 30, 2018, a core deposit intangible in the amount of $289,000 associated with the Liverpool Community Bank acquisition was recorded and is being amortized over a ten-year period using a sum of the year’s digit basis. Amortization expense recognized for the intangible related to the Liverpool Community Bank acquisition in the three and nine months ended September 30, 2018 was $13,000 and $22,000, respectively.

The following table shows the amortization schedule for each of the intangible assets recorded.

	FNBPA	FNBPA	LCB
	Acquisition	Acquisition	Acquisition
	Core	Other	Core
(Dollars in thousands)	Deposit	Intangible	Deposit
	Intangible	Assets	Intangible
Beginning Balance at Acquisition Date	$303	$40	$289
Amortization expense recorded prior to January 1, 2017	59	22	-
Amortization expense recorded in the twelve months ended December 31, 2017	49	18	-
Unamortized balance as of December 31, 2017	195	-	-
Amortization expense recorded in the nine months ended September 30, 2018	33	-	22
Unamortized balance as of September 30, 2018	$162	$-	$267

Scheduled remaining amortization expense for years ended:
December 31, 2018	$11		$13
December 31, 2019	38		49
December 31, 2020	33		44
December 31, 2021	27		39
December 31, 2022	21		33
After December 31, 2022	32		89

9. Unconsolidated Subsidiary

The Company no longer has an investment in an unconsolidated subsidiary following its acquisition of the remainder of the outstanding common stock of Liverpool on April 30, 2018. Prior to the acquisition, the Company owned 39.16% of the outstanding common stock of Liverpool. The investment was accounted for under the equity method of accounting. The Company increased its investment in LCB for its share of earnings and decreased its investment by any dividends received from LCB. The investment was evaluated quarterly for impairment. A loss in value of the investment which is determined to be other than a temporary decline would have been recognized as a loss in the period in which such determination was made. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of LCB to sustain an earnings capacity that would justify the current carrying value of the investment. There was no impairment of the investment relating to LCB prior to the acquisition on April 30, 2018.

The following table illustrates the components of the income/gain from the unconsolidated subsidiary investment recorded for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended		Nine Months Ended
	September 30, 2018		September 30, 2018
	2018	2017	2018	2017
Income from unconsolidated subsidiary (excluding merger- related adjustments)
Dividend income	$-	$13	$36	$49
Equity income	-	36	45	105
Total income (excluding merger-related adjustments)	-	49	81	154

Merger-related adjustments for investment in unconsolidated subsidiary
Adjustment to LCB book value at April 30, 2018	-	-	(239)	-
Special merger-related dividend	-	-	39	-
Fair value gain	-	-	415	-
Total merger-related adjustments	-	-	215	-
Total income/gain from unconsolidated subsidiary	$-	$49	$296	$154

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

The following tables summarize financial assets and financial liabilities measured at fair value as of September 30, 2018 and December 31, 2017, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value. There were no transfers of assets between fair value Level 1 and Level 2 during the nine months ended September 30, 2018 or 2017.

		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
(Dollars in thousands)	September 30,	for Identical	Observable	Unobservable
	2018	Assets	Inputs	Inputs
Measured at fair value on a recurring basis:
Debt securities available-for-sale:
Obligations of U.S. Government agencies and corporations	$33,702	$-	$33,702	$-
Obligations of state and political subdivisions	19,515	-	19,515	-
Mortgage-backed securities	85,433	-	85,433	-
Equity securities	1,162	1,162	-	-

Measured at fair value on a non-recurring basis:
Impaired loans	$1,215	$-	$-	$1,215
Other real estate owned	-	-	-	-
Mortgage servicing rights	208	-	-	208

		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
(Dollars in thousands)	December 31,	for Identical	Observable	Unobservable
	2017	Assets	Inputs	Inputs
Measured at fair value on a recurring basis:
Debt securities available-for-sale:
Obligations of U.S. Government agencies and corporations	$34,214	$-	$34,214	$-
Obligations of state and political subdivisions	24,981	-	24,981	-
Mortgage-backed securities	93,510	-	93,510	-
Equity securities available-for-sale	1,119	1,119	-	-

Measured at fair value on a non-recurring basis:
Impaired loans	$1,574	$-	$-	$1,574
Other real estate owned	27	-	-	27
Mortgage servicing rights	225	-	-	225

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs have been used to determine fair value:

(Dollars in thousands)
September 30, 2018	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
Impaired loans	$1,215	Appraisal of collateral (1)	Appraisal and liquidation adjustments (2)	0% - 15%	13%
Other real estate owned	-	Appraisal of collateral (1)	Appraisal and liquidation adjustments (2)	0%	0%
Mortgage servicing rights	208	Multiple of annual servicing fee	Estimated pre-payment speed, based on rate and term	300% - 400%	369%

(Dollars in thousands)
December 31, 2017	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
Impaired loans	$1,574	Appraisal of collateral (1)	Appraisal and liquidation adjustments (2)	0% - 13%	8%
Other real estate owned	27	Appraisal of collateral (1)	Appraisal and liquidation adjustments (2)	22%	22%
Mortgage servicing rights	225	Multiple of annual servicing fee	Estimated pre-payment speed, based on rate and term	300% - 400%	371%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral that generally include various Level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted downward by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

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

Loans – As of September 30, 2018, the fair values of loans were estimated on an exit price basis due to the adoption of ASU 2016-01, incorporating discounts for credit, liquidity and marketability factors. These fair values are not comparable with the fair values disclosed as of December 31, 2017, which were based on an entrance price basis. As of that date, fair values of variable rate loans that reprice frequently and which entail no significant changes in credit risk were based on carrying values. The fair values of other loans as of that date were estimated by calculating the present value of the cash flow difference between the current rate and the market rate, for the average maturity, discounted quarterly at the market rate.

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

The estimated fair values of the Company’s financial instruments are as follows:

	Financial Instruments
	September 30, 2018		December 31, 2017
(Dollars in thousands)	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and due from banks	$14,280	$14,280	$9,839	$9,839
Interest bearing deposits with banks	35	35	58	58
Federal funds sold	1,013	1,013	-	-
Interest bearing time deposits with banks	3,535	3,510	350	350
Equity securities	1,162	1,162	-	-
Available for sale securities	138,650	138,650	153,824	153,824
Restricted investment in FHLB stock	2,170	2,170	3,104	3,104
Loans, net of allowance for loan losses	415,037	408,456	380,965	372,906
Mortgage servicing rights	208	208	225	225
Accrued interest receivable	1,761	1,761	1,582	1,582

Financial liabilities:
Non-interest bearing deposits	$123,709	$123,709	$115,911	$115,911
Interest bearing deposits	406,078	404,957	361,757	361,468
Securities sold under agreements to repurchase	3,759	3,759	9,769	9,769
Short-term borrowings	593	593	12,000	12,000
Long-term debt	15,000	14,923	25,000	24,885
Other interest bearing liabilities	1,568	1,569	1,593	1,595
Accrued interest payable	315	315	300	300

Off-balance sheet financial instruments:
Commitments to extend credit	$-	$-	$-	$-
Letters of credit	-	-	-	-

The following tables present the carrying amount, fair value and placement in the fair value hierarchy of the Company’s financial instruments not previously disclosed as of September 30, 2018 and December 31, 2017. This table excludes financial instruments for which the carrying amount approximates fair value.

			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices in	Significant	Significant
			Active Markets	Other	Other
(Dollars in thousands)	Carrying		for Identical	Observable	Unobservable
	Amount	Fair Value	Assets or Liabilities	Inputs	Inputs
September 30, 2018
Financial instruments - Assets
Interest bearing time deposits with banks	$3,535	$3,510	$-	$3,510	$-
Loans, net of allowance for loan losses	415,037	408,456	-	-	408,456
Financial instruments - Liabilities
Interest bearing deposits	$406,078	$404,957	$-	$404,957	$-
Long-term debt	15,000	14,923	-	14,923	-
Other interest bearing liabilities	1,568	1,569	-	1,569	-

			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices in	Significant	Significant
			Active Markets	Other	Other
(Dollars in thousands)	Carrying		for Identical	Observable	Unobservable
	Amount	Fair Value	Assets or Liabilities	Inputs	Inputs
December 31, 2017
Financial instruments - Assets
Interest bearing time deposits with banks	$350	$350	$-	$350	$-
Loans, net of allowance for loan losses	380,965	372,906	-	-	372,906
Financial instruments - Liabilities
Interest bearing deposits	$361,757	$361,468	$-	$361,468	$-
Long-term debt	25,000	24,885	-	24,885	-
Other interest bearing liabilities	1,593	1,595	-	1,595	-

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

In 2017, Juniata initiated a strategy to reduce the liability associated with its defined benefit pension plan. The first step of the initiative consisted of the purchase of a single premium group annuity for a group of Juniata’s retirees, transferring the associated pension liability to the issuer of the annuity. This step reduced Juniata’s overall pension liability by approximately 12%, which resulted in a pre-tax charge to earnings of $377,000 in the fourth quarter of 2017. This pre-tax charge represents an acceleration of pension expenses that would otherwise have impacted Juniata’s earnings in the future.

The Company initiated and completed the second step of this strategy during the third quarter of 2018 by making a lump sum payment offer to a small group of terminated vested participants in the Company’s defined benefit plan. This second step further reduced Juniata’s remaining pension liability by approximately 9%, which resulted in a pre-tax charge to earnings of $210,000 in the third quarter of 2018. The pre-tax charge represents a further acceleration of pension expenses that would otherwise have impacted Juniata’s future earnings.

The Company’s funding policy with respect to the JVB Plan is to contribute annually no more than the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide for benefits attributed to service through December 31, 2012. The Company made a $1,350,000 contribution during the three and nine months ended September 30, 2018. No contribution was made during 2017.

In August 2018, Juniata’s Board of Directors resolved to terminate the JVB Plan, effective November 30, 2018. All participants have been properly notified and settlement of all obligations is expected to occur in mid-2019.

Pension expense included the following components for the three and nine month periods ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30,		September 30,
	2018	2017	2018	2017
Components of net periodic pension (benefit) cost:
Interest cost	$130	$161	$394	$483
Expected return on plan assets	(172)	(202)	(556)	(605)
Recognized net actuarial loss	242	57	323	170
Net periodic pension cost	$200	$16	$161	$48

Amortization of net actuarial loss recognized in other comprehensive income	$(242)	$(57)	$(323)	$(170)

Total recognized in net periodic pension cost and other comprehensive income	$(42)	$(41)	$(162)	$(122)

12. Commitments, Contingent Liabilities and Guarantees

In the ordinary course of business, the Company makes commitments to extend credit to its customers through letters of credit, loan commitments and lines of credit. At September 30, 2018, the Company had $72,851,000 outstanding in loan commitments and other unused lines of credit extended to its customers as compared to $77,023,000 at December 31, 2017.

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its letters of credit. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third-party. Generally, financial and performance letters of credit have expiration dates within one year of issuance, while commercial letters of credit have longer term commitments. The credit risk involved in issuing letters of credit is essentially the same as the risks that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. The Company had outstanding $3,027,000 and $2,541,000 of financial and performance letters of credit commitments as of September 30, 2018 and December 31, 2017, respectively. Commercial letters of credit as of September 30, 2018 and December 31, 2017 totaled $11,983,000 and $12,650,000, respectively. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The amount of the liability as of September 30, 2018 for payments under letters of credit issued was not material. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk.

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

13. REVENUE RECOGNITION

As disclosed in Note 2, as of January 1, 2018, the Company adopted ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, as well as subsequent ASU’s that modified ASC 606. The Company elected to apply the ASU and all related ASU’s using the modified retrospective approach applied to all contracts initiated on or after the effective date, and for contracts which have remaining obligations as of the effective date, while prior period results continue to be reported under legacy U.S. GAAP. Based on this assessment, the Company concluded that ASC 606 did not materially change the method by which the Company currently recognizes revenue for these revenue streams, which is by recognizing revenues as they are earned based upon contractual terms, as transactions occur, or as services are provided and collectability is reasonably assured.

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

Trust Fees – include asset management and estate fees. Asset management fees are generally based on a fee schedule, based upon the market value of the assets under management, and recognized monthly when the service obligation is completed. Trust fees recognized during the three and nine months ended September 30, 2018 totaled $90,000 and $278,000, respectively. Fees for estate management services are based on a specified fee schedule and generally recognized as the following performance obligations are fulfilled: (i) 25% of total estate fee recognized when all estate assets are collected and debts paid, (ii) 50% of the total fee is recognized when the inheritance tax return is filed, and (iii) remaining 25% is recognized when the first and final account is confirmed, settling the estate. Estate fees recognized during the three and nine months ended September 30, 2018 totaled $1,000 and $38,000, respectively.

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

14. Subsequent Events

On October 16, 2018, the Board of Directors declared a cash dividend of $0.22 per share to shareholders of record on November 15, 2018, payable on November 30, 2018.

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

•	the impact of adverse changes in the economy and real estate markets, including protracted periods of low-growth and sluggish loan demand;

•	the effect of market interest rates and relative balances of rate-sensitive assets to rate-sensitive liabilities on net interest margin and net interest income;

•	the effect of competition on rates of deposit and loan growth and net interest margin;

•	increases in non-performing assets, which may result in increases in the allowance for credit losses, loan charge-offs and elevated collection and carrying costs related to such non-performing assets;

•	other income growth, including the impact of regulatory changes which have reduced debit card interchange revenue;

•	investment securities gains and losses, including other than temporary declines in the value of securities which may result in charges to earnings;

•	the effects of changes in the applicable federal income tax rate;

•	the level of other expenses, including salaries and employee benefit expenses;

•	the impact of increased regulatory scrutiny of the banking industry;

•	the increasing time and expense associated with regulatory compliance and risk management;

•	capital and liquidity strategies, including the impact of the capital and liquidity requirements modified by the Basel III standards;

•	the Company’s failure to identify and to address cyber-security risks;

•	the Company’s ability to keep pace with technological changes;

•	the Company’s ability to attract and retain talented personnel;

•	the Company’s reliance on its subsidiary for substantially all of its revenues and its ability to pay dividends;

•	the effects of changes in relevant accounting principles and guidelines on the presentation of the Company’s financial condition and results of operations;

•	failure of third party service providers to perform their contractual obligations; and

•	the impact on earnings of the Company’s strategy to reduce the liability associated with its defined benefit retirement plan.

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

Critical Accounting Policies:

Disclosure of the Company’s significant accounting policies is included in the notes to the consolidated financial statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Any policies adopted after this date are included in the Note 1, Basis of Presentation and Accounting Policies of this Quarterly Report. Some of these policies require significant judgments, estimates, and assumptions to be made by management, most particularly in connection with determining the provision for loan losses and the appropriate level of the allowance for loan losses, as well as management’s evaluation of the investment portfolio for other-than-temporary impairment.

General:

The following discussion relates to the consolidated financial condition of the Company as of September 30, 2018, as compared to December 31, 2017, and the consolidated results of operations for the three and nine months ended September 30, 2018, compared to the same period in 2017. This discussion should be read in conjunction with the interim consolidated financial statements and related notes included herein.

Overview:

Juniata Valley Financial Corp. is a Pennsylvania corporation organized in 1983 to be the holding company of The Juniata Valley Bank. The Bank is a state-chartered bank headquartered in Mifflintown, Pennsylvania. Juniata Valley Financial Corp. and its subsidiary bank derive substantially all of their income from banking and bank-related services, including interest earned on residential real estate, commercial mortgage, commercial and consumer loans, interest earned on investment securities and fee income from deposit services and other financial services to its customers. The Company completed its acquisition of FNBPA Bancorp, Inc. (“FNBPA”) on November 30, 2015, at which time total assets increased by approximately $92 million, or 19%. On April 30, 2018, Juniata acquired the remainder of the outstanding common stock of the Liverpool Community Bank (“LCB”) of which it previously owned 39.16%. As of the merger date, total assets increased by approximately $49 million, or 8%. Juniata now operates a total of 16 locations in Pennsylvania.

Financial Condition:

Total assets as of September 30, 2018, were $620.7 million, an increase of $28.7 million, or 4.9%, compared to December 31, 2017. Comparing the balances at September 30, 2018 and December 31, 2017, loans increased by $34.2 million, while deposits increased by $52.1 million, predominantly in interest bearing deposits. As of April 30, 2018, after acquisition accounting adjustments, the Company acquired approximately $31.3 million in loans and $36.1 million in deposits as a result of the Liverpool acquisition. During the same period, the Company utilized a strategy to apply cash flows from the investment portfolio to reduce high cost borrowings. This strategy led to a strategic decline in the investment portfolio of $15.2 million and contributed to a decline in total borrowings of $27.4 million, as did Liverpool’s surplus funds position, which were also employed to reduce short-term borrowings.

The table below shows changes in deposit volumes by type of deposit between December 31, 2017 and September 30, 2018.

(Dollars in thousands)	September 30,	December 31,	Change
	2018	2017	$	%
Deposits:
Demand, non-interest bearing	$123,709	$115,911	$7,798	6.7%
Interest bearing demand and money market	150,083	122,407	27,676	22.6
Savings	102,663	98,966	3,697	3.7
Time deposits, $250,000 and more	10,154	8,456	1,698	20.1
Other time deposits	143,178	131,928	11,250	8.5
Total deposits	$529,787	$477,668	$52,119	10.9%

Total loans increased $34.2 million, or 8.9%, between December 31, 2017 and September 30, 2018. As shown in the table below, all loan categories increased, except commercial real estate loans.

(Dollars in thousands)	September 30,	December 31,	Change
	2018	2017	$	%
Loans:
Commercial, financial and agricultural	$49,722	$45,802	$3,920	8.6%
Real estate - commercial	135,647	140,369	(4,722)	(3.4)
Real estate - construction	36,950	28,403	8,547	30.1
Real estate - mortgage	167,198	146,888	20,310	13.8
Obligations of states and political subdivisions	17,755	13,044	4,711	36.1
Personal	10,803	9,398	1,405	14.9
Total loans	$418,075	$383,904	$34,171	8.9%

A summary of the activity in the allowance for loan losses for each of the nine month periods ended September 30, 2018 and 2017 is presented below.

(Dollars in thousands)	Periods Ended September 30,
	2018	2017
Balance of allowance - January 1	$2,939	$2,723
Loans charged off	(171)	(260)
Recoveries of loans previously charged off	39	55
Net charge-offs	(132)	(205)
Provision for loan losses	231	389
Balance of allowance - end of period	$3,038	$2,907

Ratio of net charge-offs during period to average loans outstanding	0.03%	0.05%

As of September 30, 2018, 37 loans (exclusive of loans acquired from FNBPA and LCB with existing credit deterioration) with aggregate outstanding balances of $2,938,000 were individually evaluated for impairment. A collateral analysis was performed on each of these 37 loans in order to establish a portion of the reserve needed to carry the impaired loans at fair value. There were no loans determined to have insufficient collateral, thus, the establishment of a specific reserve was not required for any of the impaired loans.

As of September 30, 2018, there were $6,777,000 in special mention loans compared to $34,456,000 at December 31, 2017 and $13,324,000 in substandard loans compared to $14,970,000 at December 31, 2017. As of June 30, 2018, management expanded the Company’s internal credit quality risk ratings to include a pass/watch rating for loans whose performance may exhibit characteristics or conditions that could result in a downgrade to special mention in the future. The pass/watch rated loans are now reported within the pass rating classification. Prior to the second quarter of 2018, all watch and special mention rated loans were classified as special mention. As of June 30, 2018, the amount reclassified from the special mention rating to the pass/watch rating was $32,603,000.

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

The following is a summary of the Bank’s non-performing loans on September 30, 2018 as compared to December 31, 2017.

(Dollar amounts in thousands)	As of and for the	As of and for the
	nine months ended	year ended
	September 30, 2018	December 31, 2017
Non-performing loans
Non-accrual loans	$2,549	$2,787
Accruing loans past due 90 days or more, exclusive of loans acquired with credit deterioration	61	64
Restructured loans in default and non-accruing	-	87
Total	$2,610	$2,938

Average loans outstanding	406,659	385,411

Ratio of non-performing loans to average loans outstanding	0.64%	0.76%

Stockholders’ equity increased from December 31, 2017 to September 30, 2018 by $5,995,000, or 10.1%. The Company’s net income exceeded dividends paid by $991,000. The adjustment to accumulated other comprehensive loss to record the change in net unrealized gains from the unconsolidated subsidiary, the reclassification adjustment for losses on sales of debt securities, and the amortization of the costs associated with the Company’s defined benefit retirement plan increased the Company’s equity by $1,027,000. The change in net unrealized losses from the change in market value of securities available for sale decreased shareholders’ equity by $2,639,000 when comparing September 30, 2018 to December 31, 2017. Stock based compensation expense recorded pursuant to the Company’s Stock Option Plan added $60,000 to stockholders’ equity during the nine month period, while payments for exercised stock options increased shareholders’ equity by $91,000 and employee stock plans added $42,000. In addition, the common stock issued to LCB shareholders increased total stockholders’ equity by $6,463,000. Treasury stock purchases during the nine months ended September 30, 2018 decreased stockholders’ equity by $40,000.

Subsequent to September 30, 2018, the following events took place:

On October 16, 2018, the Board of Directors declared a cash dividend of $0.22 per share to shareholders of record on November 15, 2018, payable on November 30, 2018.

Comparison of the Three Months Ended September 30, 2018 and 2017

Operations Overview:

Net income for the third quarter of 2018 was $1,385,000, an increase of $179,000, or 14.8%, when compared to the third quarter of 2017. Basic and diluted earnings per share also increased in the third quarter of 2018, to $0.27 compared to $0.25 in the third quarter of 2017. Annualized return on average equity for the three months ended September 30, 2018 was 8.59%, compared to 8.00% for the same period in 2017, representing an increase of 7.4%. For the three months ended September 30, annualized return on average assets was 0.89% in 2018, versus 0.81% in 2017. The comparability of the results of operations for the three months ended September 30, 2018 and financial condition at September 30, 2018 were impacted by the acquisition of Liverpool Community Bank on April 30, 2018. Further details are noted in the sections that follow.

Presented below are selected key ratios for the two periods:

	Three Months Ended
	September 30,
	2018	2017
Return on average assets (annualized)	0.89%	0.81%
Return on average equity (annualized)	8.59%	8.00%
Average equity to average assets	10.32%	10.10%

Non-interest income, excluding securities gains (losses), as a percentage of average assets (annualized)	0.79%	0.82%

Non-interest expense, excluding merger expenses, as a percentage of average assets (annualized)	3.10%	2.97%

The discussion that follows further explains changes in the components of net income when comparing the third quarter of 2018 with the third quarter of 2017.

Net Interest Income:

Net interest income, after the provision for loan losses, increased during the three months ended September 30, 2018 by $591,000, or 13.0%, when compared to the three months ended September 30, 2017. Overall, average earning assets increased 4.7%, while average interest bearing liabilities increased 2.1%. Net interest margin, on a fully tax equivalent basis, increased from 3.56% during the three months ended September 30, 2017 to 3.67% during the three months ended September 30, 2018.

Average loan balances and interest on loans increased by $30,694,000 and $623,000, respectively, for the third quarter of 2018 compared to the same period in 2017. The increase in the average volume of loans outstanding and the 24 basis point increase in the weighted average yield on loans increased interest income by approximately $378,000 and $245,000, respectively.

Interest earned on investment securities increased $4,000 in the third quarter of 2018 compared to the third quarter of 2017, while the average balance of investment securities declined by $9,926,000, or 6.2%, during the period. The decline in the average balance decreased interest income by $50,000, while the increase in the overall pre-tax yield of 15 basis points on the investment securities portfolio added $54,000 to interest income.

Average earning assets increased $25,571,000, to $573,874,000, primarily due to the 7.9% increase in average loans. The yield on earning assets increased to 4.27% during the three months ended September 30, 2018 from 3.98% in the same period in 2017. The average balance of interest bearing liabilities and non-interest bearing liabilities increased over the period by $8,948,000 and $14,492,000, respectively, compared to the same 2017 period. In addition, the cost to fund interest bearing assets with interest bearing liabilities increased 17 basis points to 0.88% during the third quarter of 2018 compared to the same period in 2017.

The table below shows the net interest margin on a fully tax-equivalent basis for the three months ended September 30, 2018 and 2017.

Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended			Three Months Ended
(Dollars in thousands)	September 30, 2018			September 30, 2017
	Average		Yield/	Average		Yield/	Increase (Decrease) Due To (6)
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate	Volume	Rate	Total
ASSETS
Interest earning assets:
Taxable loans (5)	$389,693	$4,990	5.12%	$358,478	$4,381	4.89%	$382	$227	$609
Tax-exempt loans	29,216	240	3.29	29,737	226	3.04	(4)	18	14
Total loans	418,909	5,230	4.99	388,215	4,607	4.75	378	245	623
Taxable investment securities	129,999	748	2.30	135,104	729	2.16	(28)	47	19
Tax-exempt investment securities	19,633	97	1.98	24,454	112	1.83	(22)	7	(15)
Total investment securities	149,632	845	2.26	159,558	841	2.11	(50)	54	4

Interest bearing deposits	4,187	48	4.59	530	9	6.79	62	(23)	39
Federal funds sold	1,146	6	2.09	-	-	0.00	-	6	6
Total interest earning assets	573,874	6,129	4.27	548,303	5,457	3.98	390	282	672

Other assets (7)	51,326			49,289
Total assets	$625,200			$597,592

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Interest bearing demand deposits (2)	$149,889	288	0.77	$126,149	114	0.36	$22	$152	$174
Savings deposits	104,342	26	0.10	100,323	26	0.10	1	(1)	-
Time deposits	153,463	525	1.37	140,859	421	1.20	38	66	104
Short-term and long-term borrowings and other interest bearing liabilities	24,238	111	1.83	55,653	191	1.37	(108)	28	(80)
Total interest bearing liabilities	431,932	950	0.88	422,984	752	0.71	(47)	245	198

Non-interest bearing liabilities:
Demand deposits	122,328			107,494
Other	6,445			6,787
Stockholders' equity	64,495			60,327
Total liabilities and stockholders' equity	$625,200			$597,592
Net interest income and net interest rate spread		$5,179	3.39%		$4,705	3.27%	$437	$37	$474
Net interest margin on interest earning assets (3)			3.61%			3.43%
Net interest income and net interest margin-Tax equivalent basis (4)		$5,269	3.67%		$4,879	3.56%

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

Provision for Loan Losses:

In the third quarter of 2018, the provision for loan losses was $32,000, compared to a provision of $149,000 in the third quarter of 2017. Management regularly reviews the adequacy of the allowance for loan loss and makes assessments as to specific loan impairment, historical charge-off expectations, general economic conditions in the Bank’s market area, specific loan quality and other factors. As compared to the third quarter of 2017, the level of loan loss provision in the third quarter of 2018 was most affected by a reduction in credit concentrations as a percentage of available capital due to the increase in capital from the Liverpool acquisition on April 30, 2018. See the earlier discussion in the Financial Condition section explaining the information used to determine the provision.

Non-interest Income:

Non-interest income in the third quarter of 2018 was $1,241,000 compared to $1,219,000 in the third quarter of 2017, representing an increase of $22,000, or 1.8%.

Most significantly impacting the comparative three month periods were increases in debit card income of $49,000 from improved debit card usage in the third quarter of 2018, an increase of $39,000 in commissions from the sales of non-deposit products, and an increase of $34,000 in customer service fee income compared to the third quarter of 2017. Partially offsetting these increases was a decline of $66,000 in mortgage banking income due to a strategic shift in focus to a new mortgage product, which is increasing fees derived from loan activity, as well as a decline of $49,000 in the income from unconsolidated subsidiary as no income was recorded in the third quarter of 2018 because Juniata no longer had an investment in Liverpool as its unconsolidated subsidiary as of April 30, 2018.

As a percentage of average assets, annualized non-interest income, exclusive of net gains on the sale of securities, was 0.79% in the third quarter of 2018 as compared to 0.82% in the third quarter of 2017.

Non-interest Expense:

Non-interest expense was $5,032,000 for the three months ended September 30, 2018 versus $4,442,000 for the same period in 2017, an increase of $590,000.

The increase was primarily due to an increase of $444,000 in employee compensation and benefits expense due to the addition of the LCB staff as well as a $210,000 settlement expense related to a lump sum offering to terminated vested defined benefit participants in the third quarter of 2018. Merger and acquisition expense increased by $185,000 in the third quarter of 2018, with no comparable expense recorded in the 2017 period. Partially offsetting these increases was a net gain on the sales of other real estate owned of $71,000 as well as favorable variances in delinquent loan expense and electronic banking losses between the third quarter of 2018 and the third quarter of 2017.

As a percentage of average assets, annualized non-interest expense was 3.22% in the third quarter of 2018 compared to 2.97% in the third quarter of 2017. Excluding merger and acquisition expenses, annualized non-interest expense as a percentage of average assets was 3.10% in the third quarter of 2018.

Provision for income taxes:

An income tax benefit of $29,000 was recorded in the third quarter of 2018, while an income tax provision expense of $127,000 was recorded in the third quarter of 2017. The decline in the provision for income taxes resulted from the reduction in the federal income tax rate from 34% in 2017 to 21% in 2018. In addition, the Company qualifies for a federal tax credit for a low-income housing project investment, and the tax provisions for each period reflect the application of the tax credit. For the third quarters of 2018 and 2017, the tax credits were $225,000 and $198,000, respectively, offsetting $196,000 in regular tax expense in the 2018 period and $325,000 of regular tax expense in the 2017 period. For the third quarter of 2018, the tax credit lowered the effective tax rate from 14.5% to (2.1%) as compared to the same period in 2017, when the tax credit lowered the effective tax rate from 24.4% to 9.5%.

Comparison of the Nine Months Ended September 30, 2018 and 2017

Operations Overview:

Net income for the first nine months of 2018 was $4,281,000, an increase of $322,000, or 8.1%, compared to the first nine months of 2017. Basic and diluted earnings per share were $0.86 in the first nine months of 2018, representing an increase of 3.6% from the $0.83 earned in the first nine months of 2017. Annualized return on average equity for the first nine months in 2018 was 9.28%, compared to 8.81% for the same period in the prior year, an increase of 5.3%. For the nine months ended September 30, annualized return on average assets was 0.93% in 2018, versus 0.89% in 2017. The comparability of the results of operations for the nine months ended September 30, 2018 and financial condition at September 30, 2018 were impacted by the aforementioned acquisition of Liverpool Community Bank on April 30, 2018. Further details are noted in the sections that follow.

Presented below are selected key ratios for the two periods:

	Nine Months Ended
	September 30,
	2018	2017
Return on average assets (annualized)	0.93%	0.89%
Return on average equity (annualized)	9.28%	8.81%
Average equity to average assets	10.03%	10.11%

Non-interest income, excluding securities gains (losses), as a percentage of average assets (annualized)	0.85%	0.81%

Non-interest expense, excluding merger expenses, as a percentage of average assets (annualized)	2.98%	2.91%

The discussion that follows explains changes in the components of net income when comparing the first nine months of 2018 with the first nine months of 2017.

Net Interest Income:

Net interest income, after the provision for loan losses, was $14,647,000 for the nine months ended September 30, 2018, compared to $13,509,000 in the same period in 2017, an increase of $1,138,000, or 8.4%. Average earning assets increased by $18,839,000, or 3.5%, while average interest bearing liabilities increased by $5,965,000, or 1.4%.

On average, loans outstanding increased by $21,036,000, or 5.5%, and interest on loans increased $1,331,000, or 9.9%, in the nine months ended September 30, 2018 compared to the same period in 2017. A higher balance of loans and a 20 basis point increase in the weighted average yield on the loan portfolio increased interest income by $787,000 and $544,000, respectively.

Increases of $119,000 and 18 basis points, respectively, in interest earned and the overall pre-tax yield on investment securities were recorded in the first nine months of 2018 compared to same period in 2017, even though average balances declined $5,179,000 during the period.

Average interest bearing liabilities increased to $425,477,000 from $419,512,000, while average non-interest bearing deposits increased 12.0%, to $119,956,000, during the nine months ended September 30, 2018 compared to the same 2017 period. The cost of interest bearing liabilities rose by 17 basis points as a result of three increases in the federal funds rate in the current period.

Total average earning assets during the first nine months of 2018 were $563,805,000, compared to $544,966,000 during the first nine months of 2017, yielding 4.14% and 3.91%, respectively. Interest bearing funding costs for earning assets were 0.83% and 0.66% for the first nine months of 2018 and 2017, respectively. Net interest margin on a fully tax-equivalent basis for the first nine months of 2018 was 3.58%. For the same period in 2017, the fully-tax equivalent net interest margin was 3.53%.

The table below shows the net interest margin on a fully tax-equivalent basis for the nine months ended September 30, 2018 and 2017.

Average Balance Sheets and Net Interest Income Analysis

	Nine Months Ended			Nine Months Ended
(Dollars in thousands)	September 30, 2018			September 30, 2017
	Average		Yield/	Average		Yield/	Increase (Decrease) Due To (6)
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate	Volume	Rate	Total
ASSETS
Interest earning assets:
Taxable loans (5)	$377,875	$14,134	4.99%	$354,753	$12,798	4.81%	$834	$502	$1,336
Tax-exempt loans	28,784	688	3.19	30,870	693	2.99	(47)	42	(5)
Total loans	406,659	14,822	4.86	385,623	13,491	4.66	787	544	1,331
Taxable investment securities	133,291	2,288	2.29	133,694	2,128	2.12	(6)	166	160
Tax-exempt investment securities	20,317	299	1.96	25,093	340	1.81	(65)	24	(41)
Total investment securities	153,608	2,587	2.25	158,787	2,468	2.07	(71)	190	119

Interest bearing deposits	2,605	90	4.61	556	20	4.80	74	(4)	70
Federal funds sold	933	13	1.86	-	-	0.00	-	13	13
Total interest earning assets	563,805	17,512	4.14	544,966	15,979	3.91	790	743	1,533

Other assets (7)	49,619			47,949
Total assets	$613,424			$592,915

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Interest bearing demand deposits (2)	$138,965	666	0.64	$123,580	281	0.30	$35	$350	$385
Savings deposits	102,625	76	0.10	99,502	74	0.10	2	-	2
Time deposits	147,700	1,436	1.30	139,343	1,200	1.15	72	164	236
Short-term and long-term borrowings and other interest bearing liabilities	36,187	456	1.68	57,087	526	1.23	(192)	122	(70)
Total interest bearing liabilities	425,477	2,634	0.83	419,512	2,081	0.66	(83)	636	553

Non-interest bearing liabilities:
Demand deposits	119,956			107,136
Other	6,468			6,340
Stockholders' equity	61,523			59,927
Total liabilities and stockholders' equity	$613,424			$592,915
Net interest income and net interest rate spread		$14,878	3.31%		$13,898	3.25%	$873	$107	$980
Net interest margin on interest earning assets (3)			3.52%			3.40%
Net interest income and net interest margin-Tax equivalent basis (4)		$15,140	3.58%		$14,430	3.53%

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

Provision for Loan Losses:

In the first nine months of 2018, the provision for loan losses was $231,000 compared to a provision of $389,000 in the first nine months of 2017. Management regularly reviews the adequacy of the loan loss reserve and makes assessments as to specific loan impairment, historical charge-off expectations, general economic conditions in the Bank’s market area, specific loan quality and other factors. See the earlier discussion in the Financial Condition section, explaining the information used to determine the provision.

Non-interest Income:

Non-interest income in the first nine months of 2018 was $3,911,000, a decrease of $180,000, or 4.4%, compared to $4,091,000 in the first nine months of 2017.

Most significantly impacting non-interest income comparisons between the two periods were gains from the sales of securities. In 2017, a tax strategy was executed, resulting in net securities gains of $510,000 in the nine months ended September 30, 2017, while securities sold in the nine months ended September 30, 2018 resulted in a net loss of $15,000. Also significantly impacting non-interest income in the nine months ended September 30, 2018 was a $142,000 increase in the income/gain from unconsolidated subsidiary compared to the same 2017 period due to an adjustment to the carrying value of Juniata’s previous 39.16% ownership of Liverpool at April 30, 2018, which resulted in a net gain of $215,000, offset by the discontinuance of income in this category after April 30, 2018.

Debit card income and fees derived from loan activity increased by 14.0% and 45.3%, respectively, in the first nine months of 2018 versus the first nine months of 2017, as did commissions from sales of non-deposit products, which increased $62,000, or 44.3%. Offsetting these increases was a decline of $117,000 in mortgage banking income in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 due to a strategic shift in focus to a new mortgage product, which is increasing fees derived from loan activity.

As a percentage of average assets, annualized non-interest income, exclusive of net gains/losses on the sale of securities, was 0.85% in the first nine months of 2018 and 0.81% in the first nine months of 2017.

Non-interest Expense:

Total non-interest expense was $14,343,000 for the first nine months of 2018, $1,403,000, or 10.8%, greater than in the first nine months of 2017.

Merger-related expenses of $625,000, related to the Liverpool acquisition, were recorded in the nine months ended September 30, 2018 while no such expense was incurred in the 2017 period. Employee compensation and benefits expense increased $524,000 during the nine months ended September 30, 2018 compared to the same period in 2017, primarily due to the addition of the Liverpool staff in 2018. Also impacting compensation and benefits expense was settlement expense of $210,000 related to a lump sum offering to terminated vested defined benefit participants. Occupancy and equipment expense increased $143,000 due to the completion and occupation of a relocated banking office at the end of 2017. In addition, the amortization expense for the investment in low-income housing partnerships increased $188,000 due to the additional investment in phase II of a tax credit investment, with no similar expense recorded in the first half of 2017.

As a percentage of average assets, annualized non-interest expense was 3.12% in the nine months ended September 30, 2018 compared to 2.91% in the nine months ended September 30, 2017. Excluding merger and acquisition expenses, annualized non-interest expense as a percentage of average assets was 2.98% in the nine months ended September 30, 2018.

Provision for income taxes:

An income tax benefit of $66,000 was recorded in the first nine months of 2018 compared to an expense of $701,000 in the first nine months of 2017. As mentioned previously, the federal income tax rate declined from 34% in 2017 to 21% in 2018, resulting in a decline in the provision for income taxes in the 2018 period compared to the same period in 2017. Also contributing to the resulting income tax benefit was lower taxable income in the 2018 period compared to the 2017 period.

In addition, the Company qualifies for a federal tax credit for its low-income housing project investment, and the tax provisions for each period reflect the application of the tax credit. The tax credit recorded in the first nine months periods of 2018 and 2017 was $676,000 and $484,000, respectively, offsetting $610,000 in regular tax expense in the 2018 period and $1,185,000 of regular tax expense in the 2017 period. For the first nine months of 2018, the tax credit lowered the effective tax rate from 14.5% to (1.6%) as compared to the same period in 2017, when the tax credit lowered the effective tax rate from 25.4% to 15.0%.

Liquidity:

The objective of liquidity management is to ensure that sufficient funding is available, at a reasonable cost, to meet the ongoing operational cash needs of the Company and to take advantage of income producing opportunities as they arise. While the desired level of liquidity will vary depending upon a variety of factors, it is the primary goal of the Company to maintain a high level of liquidity in all economic environments. Principal sources of asset liquidity are provided by loans and securities maturing in one year or less, and other short-term investments, such as federal funds sold and cash and due from banks. Liability liquidity, which is more difficult to measure, can be met by attracting deposits and maintaining the core deposit base. The Company is a member of the Federal Home Loan Bank of Pittsburgh for the purpose of providing short-term liquidity when other sources are unable to fill these needs. During the nine months ended September 30, 2018, overnight borrowings from the Federal Home Loan Bank averaged $11,906,000. As of September 30, 2018, the Company had short-term borrowings and long-term debt with the Federal Home Loan Bank of $593,000 and $15,000,000, respectively, and had remaining unused borrowing capacity with the Federal Home Loan Bank of $172,662,000.

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

Off-Balance Sheet Arrangements:

The Company’s consolidated financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk, credit risk, and interest rate risk. These commitments consist mainly of loans approved but not yet funded, unused lines of credit and outstanding letters of credit. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third-party. Generally, financial and performance letters of credit have expiration dates within one year of issuance, while commercial letters of credit have longer term commitments. The credit risk involved in issuing letters of credit is essentially the same as the risks that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. The Company had $3,027,000 and $2,541,000 of financial and performance letters of credit commitments outstanding as of September 30, 2018 and December 31, 2017, respectively. Commercial letters of credit as of September 30, 2018 and December 31, 2017 totaled $11,983,000 and $12,650,000, respectively. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of September 30, 2018 for payments under letters of credit issued was not material. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk.

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

At September 30, 2018, the Bank exceeded the regulatory requirements to be considered a "well capitalized" financial institution under the new rules. The Bank’s CET1 and Tier 1 Capital ratio was 14.11%, its Total Capital ratio was 14.83% and its Tier 1 leverage was 9.67%. On a consolidated basis, the Company’s CET1 and Tier 1 Capital ratio was 14.38%, and Total Capital ratio and Tier 1 leverage ratio was 15.10% and 9.84%, respectively. Thus, the Company and the Bank also maintain capital sufficient to cover the additional 2.5% capital conservation buffer.

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

There can be volatility in the values of financial institution stocks, but the primary objective of the portfolio is to achieve value appreciation in the long term while earning consistently attractive after-tax yields from dividends. The carrying value of the financial institutions’ stocks accounted for 0.2% of the Company’s total assets as of September 30, 2018.

The equity investments in the Company’s portfolio had a fair value of $1,162,000 at September 30, 2018. Net unrealized losses of $4,000 and unrealized gains of $42,000 in this portfolio were recorded on the consolidated statements of income for the three and nine months ended September 30, 2018, respectively.

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

The primary objective of the Company’s asset-liability management process is to maximize current and future net interest income within acceptable levels of interest rate risk while satisfying liquidity and capital requirements. Management recognizes that a certain amount of interest rate risk is inherent, appropriate and necessary to ensure profitability. A simulation analysis is used to assess earnings and capital at risk from movements in interest rates. The model considers three major factors: (1) volume differences; (2) repricing differences; and (3) timing in its income simulation. As of the most recent model run, data was disseminated into appropriate repricing buckets, based upon the static position at that time. The interest-earning assets and interest-bearing liabilities were assigned a multiplier to simulate how much that particular balance sheet item would re-price when interest rates change. Finally, the estimated timing effect of rate changes was applied, and the net interest income effect was determined on a static basis (as if no other factors were present). As the table below indicates, based upon rate shock simulations on a static basis over a one-year period, the net effect of an immediate 100, 200, 300 and 400 basis point rate increase would change net interest income by ($212,000), ($444,000), ($885,000) and ($1,637,000), respectively. The net effect of an immediate 100, 200, 300, and 400 basis point rate decline would change net interest income by ($415,000), ($1,031,000), ($1,256,000), and ($1,381,000), respectively.

Effect of Interest Rate Risk on Net Interest Income

(Dollars in thousands)

Change in Interest Rates (Basis Points)	Total Change in Net Interest Income
400	$(1,637)
300	(885)
200	(444)
100	(212)
0	-
(100)	(415)
(200)	(1,031)
(300)	(1,256)
(400)	(1,381)

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of September 30, 2018, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined by the Securities Exchange Act of 1934 (“Exchange Act”), Rule 13a-15(e). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting.

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

The Company has an active share repurchase program in place, to which there is no expiration date. As of November 9, 2018, the number of shares that may yet be purchased under the program was 172,062. Transactions pursuant to the repurchase program in the three month period ended September 30, 2018 are shown below.

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number	Average	Part of Publicly	Shares that May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	per Share	Programs	Plans or Programs (1)

July 1-31, 2018	-	$-	-	172,062
August 1-31, 2018	-	-	-	172,062
September 1-30, 2018	-	-	-	172,062

Totals	-		-	172,062

No repurchase plan or program expired during the quarter. The Company has no stock repurchase plan or program that it has determined to terminate prior to expiration or under which it does not intend to make further purchases.

Certain regulatory restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. At September 30, 2018, $34,156,000 of undistributed earnings of the Bank, included in the consolidated stockholders’ equity, was available for distribution to the Company as dividends without prior regulatory approval, subject to regulatory capital requirements.

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

Juniata Valley Financial Corp.
(Registrant)

Date:	November 9, 2018	By:	/s/ Marcie A. Barber
Marcie A. Barber, President
Chief Executive Officer
(Principal Executive Officer)

Date:	November 9, 2018	By:	/s/ JoAnn N. McMinn
JoAnn N. McMinn
Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)

