Form 10-K
period 2018-12-31
JUNIATA VALLEY FINANCIAL CORP
filed 2019-04-02
CIK 714712

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2018

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

Yes ☐        No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrants most recently completed second fiscal quarter was $111,380,229. (1)

There were 5,098,748 shares of the registrant’s common stock outstanding as of April 2, 2019.

(1)          The aggregate dollar amount of the voting stock set forth equals the number of shares of the Company’s Common Stock outstanding, reduced by the amount of Common Stock held by officers, directors, shareholders owning in excess of 10% of the Company’s Common Stock and the Company’s employee benefit plans multiplied by the last reported sale price for the Company’s Common Stock on June 30, 2018, the last business day of the registrants most recently completed second fiscal quarter. The information provided shall not be construed as an admission that any officer, director or 10% shareholder of the Company, or any employee benefit plan, may be deemed an affiliate of the Company or that such person or entity is the beneficial owner of the shares reported as being held by such person or entity, and any such inference is hereby disclaimed.

DOCUMENTS INCORPORATED BY REFERENCE

(Specific sections incorporated are identified under applicable items herein)

Certain portions of the Company’s Annual Report to Shareholders for the year ended December 31, 2018 are incorporated by reference in Parts I and II of this Report. The Company’s Annual Report to Shareholders is attached to this Report as Exhibit 13.1.

With the exception of the information incorporated by reference in Parts I and II of this Report, the Company’s Annual Report to Shareholders for the year ended December 31, 2018 is not to be deemed "filed" with the Securities and Exchange Commission for any purpose.

Certain portions of the Company’s Proxy Statement to be filed in connection with its 2019 Annual Meeting of Shareholders are incorporated by reference in Part III of this Report; provided, however, that any information in such Proxy Statement that is not required to be included in this Annual Report on Form 10-K shall not be deemed to be incorporated herein or filed for the purposes of the Securities Act of 1933 or the Securities Exchange Act of 1934.

Other documents incorporated by reference are listed in the Exhibit Index.

PART I

ITEM 1. BUSINESS

Overview

Juniata Valley Financial Corp. (the “Company” or “Juniata”) is a Pennsylvania corporation that was formed in 1983 as a result of a plan of merger and reorganization of The Juniata Valley Bank (the “Bank”). The plan received regulatory approval on June 7, 1983, and Juniata, a one-bank holding company, registered under the Bank Holding Company Act of 1956. The Bank is the oldest independent commercial bank in Juniata and Mifflin Counties, having originated under a state bank charter in 1867. The Company has one reportable segment, consisting of the Bank, as described in Note 2 of Notes to Consolidated Financial Statements contained in the Company’s 2018 Annual Report to Shareholders (the “2018 Annual Report”).

Nature of Operations

Juniata operates primarily in central and northern Pennsylvania with the purpose of delivering financial services within its local markets. The Company provides retail and commercial banking services through 16 offices in the following locations: five community offices in Juniata County; five community offices in Mifflin County, as well as a financial services office; two community offices in McKean County; one community office in each of Potter, Perry and Huntingdon Counties; and a loan production office in Centre County. On April 30, 2018, Juniata, which previously owned 39.16%, or 1,214 of the 3,100 outstanding common shares of Liverpool Community Bank (“Liverpool” or “LCB”), completed the acquisition of the remainder of Liverpool’s outstanding common stock. Under the terms of a merger agreement between the parties, LCB merged with and into the Bank.

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

Competition

The Bank’s service area is characterized by a high level of competition for banking and financial services among commercial banks, varying in size from local community banks to regional and national banks, credit unions, savings and loan associations, and non-bank financial institutions located inside and outside the Bank’s market area. The Bank actively competes with dozens of such banks and institutions for local consumer and commercial deposit accounts, loans and other types of banking business. Many competitors have substantially greater financial resources and larger branch systems than those of the Bank.

In commercial transactions, the Company believes that the Bank’s legal lending limit to a single borrower (approximately $9,553,000 as of December 31, 2018) enables it to compete effectively for the business of small and mid-sized businesses. However, this legal lending limit is considerably lower than that of various competing institutions and thus may act as a constraint on the Bank’s effectiveness in competing for larger financings.

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

A satisfactory safety and soundness rating, particularly with regard to capital adequacy, and a satisfactory Community Reinvestment Act rating are generally prerequisites to obtaining federal regulatory approval to make acquisitions and open branch offices. As of December 31, 2018, the Bank was rated “satisfactory” under the Community Reinvestment Act and was a “well capitalized” bank. An institution’s Community Reinvestment Act rating is considered in determining whether to grant approvals relating to charters, branches and other deposit facilities, relocations, mergers, consolidations and acquisitions. Less than satisfactory performance may be the basis for denying an application.

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

The operations of the Bank are also subject to numerous Federal, state and local laws and regulations which set forth specific restrictions and procedural requirements with respect to interest rates on loans, the extension of credit, credit practices, the disclosure of credit terms and discrimination in credit transactions. The Bank also is subject to certain limitations on the amount of cash dividends that it can pay to the Company. See Note 17 of Notes to Consolidated Financial Statements, contained in the 2018 Annual Report, which is included in Exhibit 13 to this report and incorporated by reference in this Item 1.

Under FRB policy, the Company is expected to act as a source of financial strength to the Bank, and to commit resources to support the Bank in circumstances where it might not be in a financial position to support itself. Consistent with the “source of strength” policy for subsidiary banks, the FRB has stated that, as a matter of prudent banking, a bank holding company generally should not maintain a rate of cash dividends unless its net income available to common stockholders has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears to be consistent with the Company’s capital needs, asset quality and overall financial condition.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd Frank Act”) revised the statutory authorities governing the FDIC’s management of the DIF. Key requirements from the Dodd-Frank Act have resulted in the FDIC’s adoption of amendments that: (1) redefined the assessment base used to calculate deposit insurance assessments to “average consolidated total assets minus average tangible equity”; (2) raised the DIF’s minimum reserve ratio to 1.35 percent and removed the upper limit on the reserve ratio; (3) revised adjustments to the assessment rates by eliminating one adjustment and adding another; and (4) revised the deposit insurance assessment rate schedules due to changes to the assessment base. Revised rate schedules and other revisions to the deposit insurance assessment rules became effective April 1, 2011. Though deposit insurance assessments maintain a risk-based approach, the FDIC’s changes effective April 1, 2011, impose a more extensive risk-based assessment system on large insured depository, institutions with at least $10 billion in total assets since they are more complex in nature and could pose greater risk. Due to the changes to the assessment base and assessment rates, as well as the DIF restoration time frame, the impact on the Company’s deposit insurance assessments resulted in lower premiums from 2011 through 2018 and will likely continue in future years.

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

In addition, all FDIC-insured institutions are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, an agency of the Federal government established to finance resolutions of insolvent thrifts. These assessments, the current quarterly rate of which is approximately 0.00115% of the total assessment base, will continue until the Financing Corporation bonds fully mature in 2019.

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

See Note 17 of Notes to Consolidated Financial Statements, contained in the 2018 Annual Report and incorporated by reference in this Item 1, for a table that provides the Company’s risk-based capital ratios and leverage ratio.

Federal banking agencies have broad powers to take corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are “well capitalized,” “adequately capitalized,” “undercapitalized”, “significantly undercapitalized,” or “critically undercapitalized.” As of December 31, 2018, the Bank was a “well-capitalized” bank, as defined by the FDIC.

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

In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation, officially identified by the Basel Committee as “Basel III”. In July 2013, the FRB published final rules to implement the Basel III capital framework and revise the framework for the risk-weighting of assets. The Basel III rules, among other things, narrow the definition of regulatory capital. As fully phased in on January 1, 2019, Basel III requires bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. Basel III also provides for a “countercyclical capital buffer,” an additional capital requirement that generally is imposed when national regulators determine that excess aggregate credit growth has become associated with a buildup of systemic risk, in order to absorb losses during periods of economic stress. Banking institutions that maintain insufficient capital to comply with the capital conservation buffer face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

Additionally, the Basel III framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests, including a liquidity coverage ratio (LCR) designed to ensure that the banking entity maintains a level of unencumbered high-quality liquid assets greater than or equal to the entity’s expected net cash outflow for a 30-day time horizon under an acute liquidity stress scenario, and a net stable funding ratio (NSFR) designed to promote more medium and long-term funding based on the liquidity characteristics of the assets and activities of banking entities over a one-year time horizon. In September 2014, the federal regulatory agencies finalized rules implementing the LCR for U.S. financial institutions that are “internationally active banking organizations” and those generally with more than $250 billion in total consolidated assets. The FRB separately adopted a less stringent, modified LCR requirement for bank holding companies that have more than $50 billion in total consolidated assets. Because of the Company’s size, neither the LCR Rule nor any additional proposed rules under the Basel III liquidity framework are applicable to it.

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

As fully phased in, Basel III requires financial institutions to maintain: (a) as a newly adopted international standard, a minimum ratio of CET1 to risk-weighted assets of at least 4.5%; (b) a minimum ratio of tier 1 capital to risk-weighted assets of at least 6.0%; (c) a minimum ratio of total (that is, tier 1 plus tier 2) capital to risk-weighted assets of at least 8.0%; and (d) as a newly adopted international standard, a minimum leverage ratio of 3.0%, calculated as the ratio of tier 1 capital balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter). In addition, the final rules also limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” of 2.5% above each of the foregoing capital requirements stated in (a) – (c).

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

As of December 31, 2018, the Company’s current capital levels meet the minimum capital requirements, including capital conservation buffer, as prescribed in the U.S. Basel III Capital Rules.

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

On November 17, 2009, the FRB published a final rule amending Regulation E, which implements the Electronic Funds Transfer Act. The final rule limits the ability of a financial institution to assess an overdraft fee for paying automated teller machine transactions and one-time debit card transactions that overdraw a customer’s account, unless the customer affirmatively consents, or opts in, to the institution’s payment of overdrafts for these transactions.

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
8

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
9

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

Tax Cuts and Jobs Act

On December 22, 2017, the Tax Cuts and Jobs Act (TCJA) was signed into law. Among other changes, the TCJA significantly changed corporate income tax law by reducing the corporate income tax rate from 35% to 21%, allowing for immediate capital expensing of certain qualified property and eliminating the deductibility of DIF assessments. The tax laws were generally effective for the 2018 tax year; however, the Company recognized certain effects of the changes in 2017, which was when the new legislation was enacted. Refer to Note 16 of Notes to Consolidated Financial Statements contained in the 2018 Annual Report for additional disclosures regarding the impact of the TCJA.

Employees

As of December 31, 2018, the Company had a total of 131 full-time and 47 part-time employees.

Additional Information

The Company files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission. Our SEC filings are available on the SEC’s website (http://www.sec.gov).

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

Like all financial institutions, the Company's consolidated statement of financial condition is affected by fluctuations in interest rates. Volatility in interest rates can also result in disintermediation, which is the flow of deposits away from financial institutions into direct investments, such as U.S. Government and corporate securities and other investment vehicles, including mutual funds, which, because of the absence of federal insurance premiums and reserve requirements, generally pay higher rates of return than bank deposit products. See "Item 7: Management's Discussion of Financial Condition and Results of Operations”.

See the section entitled Interest Rate Risk and Table 5 – Maturity Distribution” in Management’s Discussion and Analysis of Financial Condition in the 2018 Annual Report, incorporated by reference in this Item 1A, for the maturity distribution and cumulative sensitivity ratio of the Company’s interest earning assets and interest bearing liabilities.

Capital and liquidity strategies, including the impact of the capital and liquidity requirements implemented by the Basel III standards, may require the Company to maintain higher levels of capital, which could restrict the amount of capital that the Company has available to deploy for income generating and other activities.

In July 2013, the FRB approved the final rules implementing the Basel III capital standards (the “Basel III Rules”) which substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions. See previous Capital Regulation discussion.

As of December 31, 2018, the Company believes its current capital levels meet the fully phased-in minimum capital requirements as prescribed in the U.S. Basel III Capital Rules. However, the new rules, which began January 1, 2015 and which were fully phased in on January 1, 2019, effectively require financial institutions to maintain higher capital levels than was previously required. As a result, Juniata may have to maintain capital in the form of assets that contribute less income to Juniata and that are not available for deployment as loans or other interest-income generating assets, funding of capital projects or other growth initiatives.

Competition, including competition on rates of deposit and for loan growth may negatively impact the Company’s net interest margin.

There is significant competition among banks in the market areas served by the Company. In addition, as a result of deregulation of the financial industry, the Bank also competes with other providers of financial services, such as savings and loan associations, credit unions, consumer finance companies, securities firms, insurance companies, the mutual funds industry, full service brokerage firms and discount brokerage firms, some of which are subject to less extensive regulations than the Company with respect to the products and services they provide. Some of the Company’s competitors have greater resources than the Company and, as a result, may have higher lending limits and may offer other services not offered by the Company. See "Item 1: Business - Competition." Competition may adversely affect the rates the Company pays on deposits and charges on loans, thereby potentially adversely affect the Company’s profitability. The Company’s profitability depends upon its continued ability to successfully compete in the markets it serves. Further, intense competition among lenders can contribute to downward pressure on loan yields.

Changes in interest rates or disruption in liquidity markets may adversely affect the Company’s sources of funding.

The Company must maintain sufficient sources of liquidity to meet the demands of its depositors and borrowers, support its operations and meet regulatory expectations. The Company’s liquidity practices emphasize core deposits and repayments and maturities of loans and investments as its primary sources of liquidity. These primary sources of liquidity can be supplemented by FHLB advances, borrowings from the Federal Reserve Bank and lines of credit from correspondent banks. Lower-cost, core deposits may be adversely affected by changes in interest rates, and secondary sources of liquidity can be costlier to the Company than funding provided by deposit account balances having similar maturities. In addition, adverse changes in the Company’s results of operations or financial condition, regulatory actions involving the Company, or changes in regulatory, industry or market conditions could lead to increases in the cost of these secondary sources of liquidity, the inability to refinance or replace these secondary funding sources as they mature, or the withdrawal of unused borrowing capacity under these secondary funding sources.

While the Company attempts to manage its liquidity through various techniques, the assumptions and estimates used do not always accurately forecast the impact of changes in customer behavior. For example, the Company may face limitations on its ability to fund loan growth if customers move funds out of the Bank’s deposit accounts in response to increases in interest rates. In the years following the 2008 financial crisis, even as the general level of market interest rates remained low by historical standards, depositors frequently avoided higher-yielding and higher-risk alternative investments, in favor of the safety and liquidity of non-maturing deposit accounts. These circumstances contributed to significant growth in non-maturing deposit account balances at the Company, and at depository financial institutions generally. As interest rates rise, customers may become more sensitive to interest rates when making deposit decisions and considering alternative opportunities. This increased sensitivity to interest rates could cause customers to move funds into higher-yielding deposit accounts offered by the Company’s bank subsidiary, require the Company’s bank subsidiary to offer higher interest rates on deposit accounts to retain customer deposits or cause customers to move funds into alternative investments or deposits of other banks or non-bank providers. Technology and other factors have also made it more convenient for customers to transfer low-cost deposits into higher-cost deposits or into alternative investments or deposits of other banks or non-bank providers. Movement of customer deposits into higher-yielding deposit accounts offered by the Company’s bank subsidiary, the need to offer higher interest rates on deposit accounts to retain customer deposits or the movement of customer deposits into alternative investments or deposits of other banks or non-bank providers could increase the Company’s funding costs, reduce its net interest margin and/or create liquidity challenges.

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

The Company’s computer systems, software and networks are subject to ongoing cyber incidents, such as unauthorized access; mishandling or misuse of information; loss or destruction of data (including confidential customer information); account takeovers; unavailability of service; computer viruses or other malicious code; cyber-attacks designed to obtain confidential information, destroy data, disrupt or degrade service, sabotage systems or cause other damage; denial of service attacks; and other events. Cyber threats may arise from human error, fraud or malice on the part of employees or third parties, including third party vendors, or may result from accidental technological failure. In addition, the party’s intent on penetrating our systems may also attempt to fraudulently induce employees, customers, third parties or other users of our systems to disclose sensitive information in order to gain access to our data or that of the Company’s customers.

Cyber security incidents, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption or unavailability of critical data and confidential or proprietary information (the Company’s own or that of third parties) and the disruption of business operations. The potential consequences of a material cyber security incident include reputational damage, litigation with third parties, and increased cyber security protection and remediation costs, which in turn could adversely affect the Company’s competitiveness and results of operations. The Company carries insurance to partially offset the risk of loss; however, there can be no assurance that the policy limits or policy exclusions would adequately protect the Company from a related loss.

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

The Company may be subject to disruptions or failures of the Company's financial, accounting, network and information processing systems arising from events that are wholly or partially beyond the Company's control, which may include, for example, computer viruses or electrical or telecommunications outages, denial of service attacks or hacking targeting the Company's network or information processing systems or the Company's websites, natural disasters, disease pandemics or other damage to property or physical assets or terrorist acts. The Company has developed an emergency recovery program, which includes plans to maintain or resume operations in the event of an emergency, and has contingency plans in the event that operations or systems cannot be resumed or restored. The emergency recovery program is periodically reviewed and updated, and components of the emergency recovery program are periodically tested and validated. The Company also reviews and evaluates the emergency recovery programs of vendors which provide certain third-party systems that the Company considers critical. Nevertheless, there is no guarantee that these measures or any other measures can provide absolute security. In addition, because the methods used to cause cyber-attacks change frequently or, in some cases, are not recognized until launched, the Corporation may be unable to implement effective preventive measures or proactively address these methods. Resulting disruptions or failures affecting any of our systems may give rise to interruption in service to customers, damage to the Company's reputation and loss or liability to the Company.

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

Investment securities losses, including other-than-temporary declines in the value of available for sale securities, may result in charges to earnings that could negatively impact our results of operations.

Price fluctuations in securities markets, as well as other market events, could have an impact on the Company’s results of operations. As described below, the Company’s holding of certain securities and the revenues the Company earns from its trust and investment management services business are particularly sensitive to those events:

Equity investments:

As of December 31, 2018, the Company’s equity investments were comprised primarily of publicly traded financial institutions. The value of the securities in the Company’s equity portfolio may be affected by a number of factors. General economic conditions and uncertainty surrounding the financial institution sector as a whole, impacts the value of these securities. Upon the adoption of Accounting Standard Update (ASU) 2016-01, Measurement of Financial Asset Instruments, on January 1, 2018, equity investments are stated at fair value with realized and unrealized gains and losses reported in net income. Declines in bank stock values in general, as well as deterioration in the performance of specific banks are now reflected on the Consolidated Statements of Income in the 2018 Annual Report. Prior to the adoption of ASU 2016-01, unrealized gains and losses on equity investments were reported as a separate component of AOCI, net of tax, and deterioration of the value or performance of the stock could result in other-than-temporary impairment charges. Considerations used to determine other-than-temporary impairment status to individual holdings include the length of time the stock has remained in an unrealized loss position, and the percentage of unrealized loss compared to the carrying cost of the stock, dividend reduction or suspension, market analyst reviews and expectations, and other pertinent news that would affect expectations for recovery or further decline.

Municipal securities:

As of December 31, 2018, the Company had approximately $18.2 million of municipal securities issued by various municipalities in its investment portfolio. Uncertainty with respect to the financial viability of municipal insurers places greater emphasis on the underlying strength of issuers. Increasing pressure on local tax revenues of issuers due to adverse economic conditions could also have a negative impact on the underlying credit quality of issuers.

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

The Company’s efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding the Company’s assessment of its internal controls over financial reporting and the Company’s independent registered public accounting firm audit of internal control are likely to continue to result in increased expenses. The Company’s management and audit committee have given the Company’s compliance with Section 404 a high priority. The Company cannot be certain that these measures will ensure that the Company implements and maintains adequate controls over its financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm the Company’s operating results or cause the Company to fail to meet its reporting obligations. If the Company fails to correct any issues in the design or operating effectiveness of internal controls over financial reporting or fails to prevent fraud, current and potential shareholders could lose confidence in the Company’s financial reporting, which could harm its business and the trading price of its common stock. Please see Item 9A describing certain material weaknesses as to the Company’s disclosure controls and procedures, and internal control over financial reporting with respect to the company’s financial statements as of, and for the year ended, December 31, 2018.

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

320 South Logan Boulevard, Burnham, Pennsylvania (branch office)

571 Main Street, Richfield, Pennsylvania (branch office)

64 Main Street, Port Allegany, Pennsylvania (branch office)

118 East Second Street, Coudersport, Pennsylvania (branch office)

104 N Front Street, Liverpool, Pennsylvania (branch office)

The Bank leases four offices:

Branch Offices

Wal-Mart Supercenter, Route 522 South, Lewistown, Pennsylvania (lease expires January 2022)

52 West Mill Street, Port Allegany, Pennsylvania (lease expires June 2028)

Financial Services Office

129 South Main Street, Suite 600, Lewistown, Pennsylvania (lease expires October 2029)

Loan Production Office

1366 South Atherton Street, State College, Pennsylvania (lease expires December 2020)

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information:

Information regarding the market for the Company’s stock, the market price of the stock and dividends that the Company has paid is included in the Company’s Annual Report to Shareholders for the year ended December 31, 2018, in the section entitled “Common Stock Market Prices and Dividends,” and is incorporated by reference in this Item 5.

Holders:

As of April 2, 2019, there were 1,777 registered holders of the Company’s outstanding common stock.

For information concerning the Company’s Equity Compensation Plans, see “Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

Recent Sales of Unregistered Securities:

None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers:

The Company periodically repurchases shares of its common stock under the share repurchase program approved by the Board of Directors. The program will remain authorized until all approved shares are repurchased, unless terminated by the Board of Directors. There were 1,488 shares purchased with respect to the program during the fourth quarter of 2018, and 170,574 shares remain available to purchase under the program.

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number	Average	Part of Publicly	Shares that May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	per Share	Programs	Plans or Programs

October 1-31, 2018	-	$-	-	172,062
November 1-30, 2018	1,488	20.36	1,488	170,574
December 1-31, 2018	-	-	-	170,574

Totals	1,488		1,488	170,574

ITEM 6. SELECTED FINANCIAL DATA

The section entitled “Five Year Financial Summary - Selected Financial Data” in the Company’s Annual Report to Shareholders for the year ended December 31, 2018 is incorporated by reference in this Item 6.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The section entitled “Management’s Discussion and Analysis of Financial Condition” and “Results of Operations” in the Company’s Annual Report to Shareholders for the year ended December 31, 2018 is incorporated by reference in this Item 7.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s Consolidated Financial Statements and the Notes to Consolidated Financial Statements thereto included in the Company’s Annual Report to Shareholders for the year ended December 31, 2018 are incorporated by reference in this Item 8.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company’s management, with the participation of its CEO and CFO, conducted an evaluation, as of December 31, 2018, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based on this evaluation, the Company’s CEO and CFO concluded that, as of the end of the period covered by this annual report, the Company’s disclosure controls and procedures were not effective because of the material weaknesses described below.

Conclusion Regarding Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a – 15(f) promulgated under the Exchange Act. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under the framework in Internal Control-Integrated Framework (2013), the Company’s management concluded that internal control over financial reporting was not effective as of December 31, 2018.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on our assessment, management concluded that as of December 31, 2018, the Company’s internal control over financial reporting was not effective and did not meet the criteria of the Internal Control-Integrated Framework (2013). We concluded that material weaknesses in our internal control over financial reporting existed related to management not designing and maintaining controls over the annual review process for evaluating risk ratings on commercial loans and over the accounting for income taxes.

The independent registered public accounting firm that audited the consolidated financial statements included in the annual report has issued an adverse opinion in its report on the Company’s internal control over financial reporting. During the first quarter of 2019, Management has evaluated the causes of the material weaknesses and is taking steps to improve its internal controls over financial reporting, including formally documenting policies and procedures pertaining to the ongoing process for evaluating risk ratings on commercial loans and to the accounting for income taxes, as well as formally testing the key controls.

/s/ Marcie A. Barber
Marcie A. Barber, President and Chief Executive Officer

/s/ JoAnn N. McMinn
JoAnn N. McMinn, Chief Financial Officer

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm on Effectiveness of Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Juniata Valley Financial Corp.

Mifflintown, Pennsylvania

Opinion on Internal Control over Financial Reporting

We have audited Juniata Valley Financial Corp., and its wholly-owned subsidiary, The Juniata Valley Bank’s (the “Company’s”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria. We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated statement of financial condition of the Company as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes, and our report dated April 2, 2019 expressed an unqualified opinion thereon.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses regarding management not designing and maintaining controls over the annual review process for evaluating risk ratings on commercial loans and over the accounting for income taxes have been described in management’s assessment. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2018 financial statements, and this report does not affect our report dated April 2, 2019 on those financial statements.

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

/s/ BDO USA, LLP
Harrisburg, Pennsylvania
April 2, 2019
21

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference herein is information appearing in the Proxy Statement for the Annual Meeting of Shareholders to be held on May 21, 2019 (the “Proxy Statement”) under the captions “Directors of the Company”, “Executive Officers of the Company”, “Corporate Governance and Board Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance”. The Company has adopted a Code of Ethics that is applicable to the Company’s Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer and other designated senior officers, which can be found in the Investor Information – Governance Documents section of the Company’s website at www.JVBonline.com. The Company will file its Proxy Statement on or before April 9, 2019.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference herein is the information contained in the Proxy Statement under the captions “Director’s Compensation” and “Compensation Committee Interlocks and Insider Participation”.

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

Equity Compensation Plan Information
Number of securities remaining
	Number of securities to be		available for future issuance
	issued upon exercise of	Weighted average exercise	under equity compensation
	outstanding options, warrants	price of outstanding options,	plans (excluding securities
Plan Category	and rights	warrants and rights	reflected in column a)
a
Equity compensation plans approved by security holders	113,756	$17.76	337,914
Equity compensation plans not approved by security holders	-	-
Total	113,756	$17.76	337,914

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Incorporated by reference herein is the information contained in the Proxy Statement under the caption “Related Party Transactions” and “Corporate Governance and Board Matters”.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference herein is information contained in the Proxy Statement under the caption “Independent Registered Public Accounting Firm”.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	The following consolidated financial statements of the Company are filed as part of this Form 10-K:

(i)	Reports of Independent Registered Public Accounting Firm

(ii)	Consolidated Statements of Financial Condition as of December 31, 2018 and December 31, 2017

(iii)	Consolidated Statements of Income for the fiscal years ended December 31, 2018, December 31, 2017 and December 31, 2016
(iv)	Consolidated Statements of Comprehensive Income for the fiscal years ended December 31, 2018, December 31, 2017 and December 31, 2016

(v)	Consolidated Statements of Stockholders’ Equity for the fiscal years ended December 31, 2018, December 31, 2017 and December 31, 2016

(vi)	Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2018, December 31, 2017 and December 31, 2016

(vii)	Notes to Consolidated Financial Statements

(a)(2) Financial Statements Schedules. All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and have therefore been omitted.

(a)(3) Exhibits.

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3(i) to the Company’s Form 8-K Current Report filed with the SEC on November 12, 2015)

3.2	Amended and Restated Bylaws – (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the SEC on February 27, 2019)

10.1	Form of 1999 Directors Deferred Compensation Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2009)*

10.2	Form of Amendments to the 1999 Directors Deferred Compensation Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2011)*

10.3	Form of Director Supplemental Life Insurance/ Split Dollar Plan (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2009)*

10.4	Employee Annual Incentive Plan, (filed herewith)*■

10.5	Change of Control Severance Agreement with JoAnn N. McMinn (incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2005).*

10.6	Salary Continuation Agreement with JoAnn N. McMinn (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2008)*

10.7	Salary Continuation Agreement with Marcie A. Barber (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2008)*

10.8	Change of Control Severance Agreement with Marcie A. Barber (incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K filed with the SEC on May 27, 2008)*

10.9	Long Term Incentive Plan of Juniata Valley Financial Corp. (incorporated by reference to Exhibit 10.1 to the Company’s 2016 proxy statement filed with the SEC on April 8, 2016)*

10.10	Technology Outsourcing Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 22, 2010)

10.11	Agreement and Plan of Merger, dated December 29, 2017 by and between Juniata Valley Financial Corp., The Juniata Valley Bank and Liverpool Community Bank (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2018)

13.1	Annual Report to Shareholders

21.1	Subsidiaries of Juniata Valley Financial Corp.

23.1	Consent of BDO USA, LLP

31.1	Rule 13a-4(d) Certification of Marcie A. Barber

31.2	Rule 13a-4(d) Certification of JoAnn N. McMinn

32.1	Section 1350 Certification of Marcie A. Barber

32.2	Section 1350 Certification of JoAnn N. McMinn

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

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
Date: April 2, 2019

/s/ Marcie A. Barber
By: Marcie A. Barber
Director, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Timothy I. Havice
Timothy I. Havice	April 2, 2019
Chairman

/s/ Philip E. Gingerich, Jr.
Philip E. Gingerich, Jr.	April 2, 2019
Vice Chairman

/s/ Marcie A. Barber
Marcie A. Barber	April 2, 2019
Director and Chief Executive Officer (Principal Executive Officer)

/s/ Martin L. Dreibelbis
Martin L. Dreibelbis	April 2, 2019
Director

/s/ Gary E. Kelsey
Gary E. Kelsey	April 2, 2019
Director

/s/ Michael A. Buffington
Michael A. Buffington	April 2, 2019
Director

/s/ Richard M. Scanlon
Richard M. Scanlon, DMD	April 2, 2019
Director

/s/ Bradley J. Wagner
Bradley J. Wagner	April 2, 2019
Director

/s/ JoAnn N. McMinn
JoAnn N. McMinn	April 2, 2019
Chief Financial Officer (Principal Accounting and Financial Officer)
25