Form 10-Q
period 2019-03-31
JUNIATA VALLEY FINANCIAL CORP
filed 2019-05-10
CIK 714712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes	☒ No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 10, 2019
Common Stock ($1.00 par value)	5,100,248 shares

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Financial Condition

	(Unaudited)
(Dollars in thousands, except share data)	March 31, 2019	December 31, 2018
ASSETS
Cash and due from banks	$15,002	$15,617
Interest bearing deposits with banks	5,539	110
Federal funds sold	3,736	729
Cash and cash equivalents	24,277	16,456

Interest bearing time deposits with banks	2,800	3,290
Equity securities	1,127	1,118
Securities available for sale	140,208	141,953
Restricted investment in bank stock	2,535	2,441
Total loans	414,979	417,631
Less: Allowance for loan losses	(2,994)	(3,034)
Total loans, net of allowance for loan losses	411,985	414,597
Premises and equipment, net	8,644	8,744
Other real estate owned	744	744
Bank owned life insurance and annuities	16,013	15,938
Investment in low income housing partnerships	4,435	4,545
Core deposit and other intangible assets	383	405
Goodwill	9,047	9,139
Mortgage servicing rights	193	200
Accrued interest receivable and other assets	5,391	5,666
Total assets	$627,782	$625,236

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing	$128,670	$126,057
Interest bearing	395,186	395,665
Total deposits	523,856	521,722

Securities sold under agreements to repurchase	2,683	2,911
Short-term borrowings	-	11,600
Long-term debt	25,000	15,000
Other interest bearing liabilities	1,572	1,596
Accrued interest payable and other liabilities	5,498	5,029
Total liabilities	558,609	557,858
Stockholders' Equity:
Preferred stock, no par value: Authorized - 500,000 shares, none issued	-	-
Common stock, par value $1.00 per share: Authorized 20,000,000 shares
Issued -
5,141,749 shares at March 31, 2019;
5,134,249 shares at December 31, 2018
Outstanding -
5,098,748 shares at March 31, 2019;
5,092,048 shares at December 31, 2018	5,142	5,134
Surplus	24,832	24,821
Retained earnings	42,818	42,525
Accumulated other comprehensive loss	(2,816)	(4,299)
Cost of common stock in Treasury:
43,001 shares at March 31, 2019;
42,201 shares at December 31, 2018	(803)	(803)
Total stockholders' equity	69,173	67,378
Total liabilities and stockholders' equity	$627,782	$625,236

See Notes to Consolidated Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Income (Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands, except share data)	2019	2018
Interest income:
Loans, including fees	$5,255	$4,551
Taxable securities	849	775
Tax-exempt securities	61	103
Other interest income	53	10
Total interest income	6,218	5,439
Interest expense:
Deposits	863	594
Securities sold under agreements to repurchase	11	15
Short-term borrowings	13	84
Long-term debt	161	93
Other interest bearing liabilities	11	8
Total interest expense	1,059	794
Net interest income	5,159	4,645
Provision for loan losses	15	158
Net interest income after provision for loan losses	5,144	4,487
Non-interest income:
Customer service fees	422	412
Debit card fee income	308	292
Earnings on bank-owned life insurance and annuities	69	81
Trust fees	99	102
Commissions from sales of non-deposit products	71	50
Income from unconsolidated subsidiary	-	69
Fees derived from loan activity	70	95
Mortgage banking income	17	19
Loss on sales and calls of securities	(56)	(15)
Change in value of equity securities	9	(6)
Other non-interest income	85	75
Total non-interest income	1,094	1,174
Non-interest expense:
Employee compensation expense	1,968	1,792
Employee benefits	741	564
Occupancy	349	318
Equipment	214	207
Data processing expense	461	416
Director compensation	51	54
Professional fees	197	177
Taxes, other than income	134	113
FDIC Insurance premiums	56	70
Amortization of intangible assets	22	11
Amortization of investment in low-income housing partnerships	200	200
Merger and acquisition expense	-	64
Other non-interest expense	442	419
Total non-interest expense	4,835	4,405
Income before income taxes	1,403	1,256
Income tax benefit	(10)	(71)
Net income	$1,413	$1,327
Earnings per share
Basic	$0.28	$0.28
Diluted	$0.28	$0.28
Cash dividends declared per share	$0.22	$0.22
Weighted average basic shares outstanding	5,095,132	4,770,389
Weighted average diluted shares outstanding	5,117,024	4,787,769

See Notes to Consolidated Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2019			2018
	Before		Net of	Before		Net of
	Tax	Tax	Tax	Tax	Tax	Tax
(Dollars in thousands)	Amount	Effect	Amount	Amount	Effect	Amount
Net income	$1,403	$10	$1,413	$1,256	$71	$1,327
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities:
Unrealized holding gains (losses) arising during the period	1,793	(377)	1,416	(2,167)	456	(1,711)
Unrealized holding losses from unconsolidated subsidiary	-	-	-	(11)	-	(11)
Less reclassification adjustment for losses included in net income for sales of debt securities (1) (3)	56	(12)	44	15	(4)	11
Amortization of pension net actuarial cost (2) (3)	29	(6)	23	41	(9)	32
Other comprehensive income (loss)	1,878	(395)	1,483	(2,122)	443	(1,679)
Total comprehensive income (loss)	$3,281	$(385)	$2,896	$(866)	$514	$(352)

(1)	Amounts are included in (loss) gain on sales and calls of securities on the consolidated statements of income as a separate element within total non-interest income.
(2)	Amounts are included in the computation of net periodic benefit cost and are included in employee benefits expense on the consolidated statements of income as a separate element within total non-interest expense.
(3)	Income tax amounts are included in the provision for income taxes on the consolidated statements of income.

See Notes to Consolidated Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Stockholders' Equity (Unaudited)

March 31, 2019

	Number				Accumulated
	of				Other		Total
	Shares	Common		Retained	Comprehensive	Treasury	Stockholders'
(Dollars in thousands, except share data)	Outstanding	Stock	Surplus	Earnings	Loss	Stock	Equity
Balance, January 1, 2019	5,092,048	$5,134	$24,821	$42,525	$(4,299)	$(803)	$67,378
Net income				1,413			1,413
Other comprehensive income				-	1,483		1,483
Cash dividends at $0.22 per share				(1,120)			(1,120)
Stock-based compensation			19				19
Forfeiture of restricted stock	(800)						-
Common stock issued for stock plans	7,500	8	(8)			-	-
Balance, March 31, 2019	5,098,748	$5,142	$24,832	$42,818	$(2,816)	$(803)	$69,173

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Stockholders' Equity (Unaudited)

March 31, 2018

	Number				Accumulated
	of				Other		Total
	Shares	Common		Retained	Comprehensive	Treasury	Stockholders'
(Dollars in thousands, except share data)	Outstanding	Stock	Surplus	Earnings	Loss	Stock	Equity
Balance, January 1, 2018	4,767,656	$4,811	$18,565	$40,876	$(4,034)	$(831)	$59,387
Net income				1,327			1,327
Other comprehensive loss					(1,679)		(1,679)
Reclassification for ASU 2016-01				156	(156)		-
Cash dividends at $0.22 per share				(1,049)			(1,049)
Stock-based compensation			18				18
Purchase of treasury stock	(1,928)					(40)	(40)
Treasury stock issued for stock plans	2,000		(3)			38	35
Common stock issued for stock plans	5,220	5	(5)				-
Balance, March 31, 2018	4,772,948	$4,816	$18,575	$41,310	$(5,869)	$(833)	$57,999

See Notes to Consolidated Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2019	2018
Operating activities:
Net income	$1,413	$1,327
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	15	158
Depreciation	196	204
Net amortization of securities premiums	133	145
Net amortization of loan origination fees	20	15
Deferred net loan origination costs	(47)	(55)
Amortization of core deposit intangible asset	22	11
Amortization of investment in low income housing partnership	200	200
Net (amortization) accretion of purchase fair value adjustments	(31)	13
Net realized loss on sales and calls of available for sale securities	56	15
Change in value of equity securities	(9)	6
Earnings on bank owned life insurance and annuities	(69)	(81)
Deferred income tax expense (benefit)	24	(56)
Income from unconsolidated subsidiary, net of dividends of $0 and $25, respectively	-	(44)
Stock-based compensation expense	19	18
Proceeds from mortgage loans sold to others	24	23
Mortgage banking income	(17)	(19)
Decrease (increase) in accrued interest receivable and other assets	483	(706)
Decrease in accrued interest payable and other liabilities	(61)	(447)
Net cash provided by operating activities	2,371	727
Investing activities:
Purchases of:
Securities available for sale	(11,214)	(4,119)
Premises and equipment	(96)	(41)
Bank owned life insurance and annuities	(6)	(6)
Proceeds from:
Sales of securities available for sale	11,107	4,285
Maturities of and principal repayments on securities available for sale	3,512	2,779
(Purchase) redemption of FHLB stock	(94)	200
Investment in low income housing partnerships	(90)	(100)
Net decrease in interest bearing time deposits with banks	490	-
Net decrease (increase) in loans	2,654	(5,342)
Net cash provided by (used in) investing activities	6,263	(2,344)
Financing activities:
Net increase in deposits	2,135	10,455
Net decrease in short-term borrowings and securities sold under agreements to repurchase	(11,828)	(5,529)
Issuance of long-term debt	15,000	-
Repayment of long-term debt	(5,000)	-
Cash dividends	(1,120)	(1,049)
Purchase of treasury stock	-	(40)
Treasury stock issued for employee stock plans	-	35
Net cash (used in) provided by financing activities	(813)	3,872
Net increase in cash and cash equivalents	7,821	2,255
Cash and cash equivalents at beginning of year	16,456	9,897
Cash and cash equivalents at end of period	$24,277	$12,152
Supplemental information:
Interest paid	$933	$792
Supplemental schedule of noncash investing and financing activities:
Transfer of loans to other real estate owned	$-	$22
Transfer of loans to repossessed vehicles	-	12

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results may differ from those estimates and such differences could be material to the financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three month period ended March 31, 2019 are not necessarily indicative of the results for the year ending December 31, 2019. For further information, refer to the consolidated financial statements and notes thereto included in Juniata Valley Financial Corp.’s Annual Report on Form 10-K (“Annual Report”) for the year ended December 31, 2018.

The Company has evaluated events and transactions occurring subsequent to the consolidated statement of financial condition date of March 31, 2019 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

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

In July 2018, the FASB issued ASU-2018-10, Codification Improvements to Topic 842, Leases. ASU 2018-10 clarifies the intended application of certain narrow aspects of the guidance in ASU 2016-02. The amendments are similar in nature to those in the FASB’s ongoing project to make improvements to clarify the Codification or correct unintended application of the guidance. Key amendments in this ASU include:

•	Updating the definition of the rate implicit in the lease to clarify that the rate cannot be less than zero;
•	Clarifying application of guidance for lessors when determining impairment of net investment in the lease;
•	Clarifying whether lessors and lessees should recognize certain transition adjustments to earnings rather than through equity;
•	Clarifying certain transition guidance for amounts previously recognized in business combinations.

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

Effective Date: ASU 2016-02 was effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The effective date of the amendments in ASU 2018-10 and ASU 2018-11 were the same as the effective date for ASU 2016-02.

The Company adopted ASU 2016-02 on January 1, 2019 using the optional transition method. The Company also elected the following practical expedients: the package of practical expedients, combining lease and nonlease components by class of underlying asset, and using hindsight in determining the lease terms. The adoption of this standard resulted in the recording of a ROU asset and lease liability of $556,000 as of January 1, 2019 for the Company’s four operating lease obligations. The adoption of this standard did not have a material impact on the Company’s operations, cash flows or capital ratios, nor has it caused the Company to no longer be well capitalized. See Note 14 for more information.

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

Effective Date: The amendments are effective for public business entities for fiscal years ending after December 15, 2020. For all other entities, the amendments are effective for annual reporting periods ending after December 15, 2021. Early adoption is permitted. This Update will have no impact on the Company’s consolidated financial position and results of operations because Juniata’s Board of Directors resolved to terminate the Company’s defined benefit retirement plan, The Juniata Valley Bank Retirement Plan, effective November 30, 2018. All participants have been properly notified and settlement of all obligations is expected to occur in the third quarter of 2019. See Note 11 for additional information.

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

Further, the ASU made certain targeted amendments to the existing impairment model for available for sale debt securities. For an available for sale debt security for which there is neither the intent nor a more-likely-than-not requirement to sell, an entity will record credit losses as an allowance rather than a write-down of the amortized cost basis.

Effective Date: The new standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. While the Company’s senior management is currently in the process of evaluating the impact of the amended guidance on its consolidated financial statements and disclosures, it expects the ALLL to increase upon adoption given that the allowance will be required to cover the full remaining expected life of the portfolio, rather than the incurred loss under current U.S. GAAP. The extent of this increase is still being evaluated and will depend on economic conditions and the composition of the Company’s loan portfolio at the time of adoption. In preparation, the Company has taken steps to prepare for the implementation when it becomes effective by forming an internal taskforce, gathering pertinent data, participating in training courses, and partnering with a software provider that specializes in ALLL analysis, as well as assessing the sufficiency of data currently available through its core database.

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

The purchase price included goodwill and a core deposit intangible of $3,691,000 and $289,000, respectively. The core deposit intangible is being amortized over a ten-year period using a sum of the year’s digits basis. The goodwill is not being amortized but is tested annually for impairment, or more frequently if circumstances require. ASC 805 allows for adjustments to the estimated fair value of assets and liabilities, and the resulting goodwill for a period of up to one year after the merger date for new information that becomes available reflecting circumstances at the merger date. During the three months ended March 31, 2019, Juniata recorded a $92,000 adjustment to goodwill relating to the tax treatment of Liverpool’s acquired net operating loss resulting in goodwill related to the Liverpool acquisition of $3,599,000 as illustrated in the table below.

Allocation of the purchase price was as follows:

	Recorded at		Recorded at
(Dollars in thousands)	April 30, 2018	Change	March 31, 2019
Step One Purchase Price Consideration
April 30, 2018 JUVF basis in LCB (before gain)	$4,622	$-	$4,622
Increase in Step One basis from equity gain in acquisition	415	-	415
Total Step One adjusted basis	5,037	-	5,037

Step Two Purchase Price Consideration
Purchase price assigned to LCB common shares exchanged for 315,284 JUVF common shares	$6,463	$-	$6,463
Purchase price assigned to LCB common shares exchanged for cash including cash in lieu of fractional shares	1,362	-	1,362
Total Step Two purchase price consideration	7,825	-	7,825
Total purchase price	12,862	-	12,862

LCB net assets acquired:
Tangible common equity	9,246	-	9,246
Adjustments to reflect assets acquired and liabilities assumed at fair value:
Total fair value adjustments	(95)	-	(95)
Associated deferred income taxes	20	92	112
Fair value adjustment to net assets acquired, net of tax	(75)	92	17
Total LCB net assets acquired	9,171	92	9,263
Goodwill resulting from the merger	$3,691	$(92)	$3,599

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed.

	Recorded at		Recorded at
(Dollars in thousands)	April 30, 2018	Change	March 31, 2019
Total purchase price	$12,862	$-	$12,862
Net assets acquired:
Cash and cash equivalents	8,923	-	8,923
Investments in time deposits with banks	3,675	-	3,675
Loans	31,331	-	31,331
Premises and equipment	125	-	125
Accrued interest receivable	123	-	123
Core deposit and other intangibles	289	-	289
Bank owned life insurance	632	-	632
FHLB stock	124	-	124
Other assets	267	92	359
Deposits	(36,052)	-	(36,052)
Accrued interest payable	(17)	-	(17)
Other liabilities	(249)	-	(249)
	9,171	92	9,263
Goodwill	$3,691	$(92)	$3,599

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

The following table presents unaudited pro forma information as if the merger between Juniata and Liverpool had been completed on January 1, 2017. The pro forma information does not necessarily reflect the results of operations that would have occurred had Juniata merged with Liverpool at the beginning of 2017. Due to Juniata’s former 39.16% ownership in Liverpool, the income previously recorded in the three months ended March 31, 2018 that was attributable to the partial ownership of Liverpool has been excluded, in addition to merger-related costs incurred in 2018 and the resulting tax impacts. Supplemental pro forma earnings for the three months ended March 31, 2018 were adjusted to exclude $69,000 from the income from unconsolidated subsidiary, $64,000 in merger-related expenses and the resulting $1,000 tax expense. A 21% tax rate was assumed. The pro forma financial information does not include the impact of possible business model changes, nor does it consider any potential impacts of current market conditions or revenues, expense efficiencies or other factors.

(Dollars in thousands; except share data)	March 31, 2018
Net interest income after loan loss provision	$4,962
Noninterest income	1,147
Noninterest expense	4,462
Net income available to common shareholders	1,637
Net income per common share	0.32

4. Accumulated other Comprehensive loss

Components of accumulated other comprehensive loss, net of tax, consisted of the following:

(Dollars in thousands)	March 31, 2019	December 31, 2018
Unrealized losses on available for sale securities	$(1,186)	$(2,647)
Unrecognized expense for defined benefit pension	(1,630)	(1,652)
Accumulated other comprehensive loss	$(2,816)	$(4,299)

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
(Dollars in thousands, except earnings per share data)	2019	2018
Net income	$1,413	$1,327
Weighted-average common shares outstanding	5,095	4,770
Basic earnings per share	$0.28	$0.28

Weighted-average common shares outstanding	$5,095	$4,770
Common stock equivalents due to effect of stock options	22	17
Total weighted-average common shares and equivalents	5,117	4,787
Diluted earnings per share	$0.28	$0.28

6. Securities

Equity Securities

Equity securities owned by the Company consist of common stock of various financial services providers. Upon the adoption of ASU 2016-01 on January 1, 2018, all of the Company’ equity securities are within the scope of ASC Topic 321, Investments – Equity Securities. Topic 321 requires all equity securities within its scope to be measured at fair value with changes in fair value recognized in net income. As of March 31, 2019, the Company had $1,127,000 in equity securities recorded at fair value and $1,118,000 in equity securities recorded at fair value at December 31, 2018. The Company recorded a net gain of $9,000 during the three months ended March 31, 2019 and a net loss of $6,000 during the three months ended March 31, 2018 on the consolidated statements of income for the change in fair value of equity securities.

Securities Available for Sale

Securities classified as available for sale, which include marketable investment securities, are within the scope of ASC Topic 320, Investments – Debt Securities. Topic 320 requires all debt securities within its scope to be stated at fair value, with the unrealized gains and losses, net of tax, reported as a component of other comprehensive income (loss). Securities classified as available for sale are those securities that the Company intends to hold for an indefinite period of time but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movement in interest rates, changes in maturity mix of the Company’s assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors. Interest and dividends are recognized as income when earned. Premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains or losses on the disposition of securities available for sale are based on the net proceeds and the adjusted carrying amount of the securities sold, determined on a specific identification basis.

The Company’s available for sale investment portfolio includes primarily bonds issued by U.S. Government sponsored agencies (approximately 17% of the investment portfolio), mortgage-backed securities issued by Government-sponsored agencies and backed by residential mortgages (approximately 78%) and municipal bonds (approximately 5%) as of March 31, 2019. Most of the municipal bonds are general obligation bonds with maturities or pre-refunding dates within 5 years.

The amortized cost and fair value of securities available for sale as of March 31, 2019 and December 31, 2018, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the securities may be called or prepaid with or without prepayment penalties.

	March 31, 2019
			Gross	Gross
	Amortized	Fair	Unrealized	Unrealized
(Dollars in thousands)	Cost	Value	Gains	Losses
Securities Available for Sale
Type and Maturity Obligations of U.S. Government agencies and corporations
After one year but within five years	$20,999	$20,708	$-	$(291)
After five years but within ten years	2,999	2,963	-	(36)
	23,998	23,671	-	(327)
Obligations of state and political subdivisions
Within one year	823	824	1	-
After one year but within five years	3,688	3,692	10	(6)
After five years but within ten years	2,226	2,204	-	(22)
	6,737	6,720	11	(28)
Mortgage-backed securities	110,981	109,817	355	(1,519)
Total securities available for sale	$141,716	$140,208	$366	$(1,874)

	December 31, 2018
			Gross	Gross
	Amortized	Fair	Unrealized	Unrealized
(Dollars in thousands)	Cost	Value	Gains	Losses
Securities Available for Sale
Type and Maturity Obligations of U.S. Government agencies and corporations
After one year but within five years	$20,998	$20,355	$-	$(643)
After five years but within ten years	2,999	2,911	-	(88)
	23,997	23,266	-	(731)
Obligations of state and political subdivisions
Within one year	826	826	-	-
After one year but within five years	14,751	14,686	13	(78)
After five years but within ten years	2,779	2,669	-	(110)
	18,356	18,181	13	(188)
Mortgage-backed securities	102,957	100,506	172	(2,623)
Total	$145,310	$141,953	$185	$(3,542)

Certain obligations of the U.S. Government and state and political subdivisions are pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law. The carrying value of the pledged assets was $39,537,000 and $50,157,000 at March 31, 2019 and December 31, 2018, respectively.

In addition to cash received from the scheduled maturities of investment securities, some securities available for sale are sold or called at current market values during the course of normal operations.

The following table summarizes proceeds received from sales or calls of available for sale investment securities transactions and the resulting realized gains and losses.

	Three Months Ended
	March 31,
(Dollars in thousands)	2019	2018
Gross proceeds from sales and calls of securities	$11,107	$4,285
Securities available for sale:
Gross realized gains from sold and called securities	$5	$-
Gross realized losses from sold and called securities	(61)	(15)
Net losses from sales and calls of securities	$(56)	$(15)

Topic 320 clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. Management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are taken before an assessment is made as to whether the entity will recover the cost basis of the investment. In instances when a determination is made that an other-than-temporary impairment exists and the entity does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, the other-than-temporary impairment is separated into the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income (loss).

The following tables show gross unrealized losses and fair values of securities available for sale, aggregated by category and length of time the individual securities have been in a continuous unrealized loss position, at March 31, 2019 and December 31, 2018:

	Unrealized Losses at March 31, 2019
	Less Than 12 Months			12 Months or More			Total
	Number			Number			Number
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
(Dollars in thousands)	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Obligations of U.S. Government agencies and corporations	-	$-	$-	14	$23,671	$(327)	14	$23,671	$(327)
Obligations of state and political subdivisions	-	-	-	4	2,786	(28)	4	2,786	(28)
Mortgage-backed securities	-	-	-	44	76,640	(1,519)	44	76,640	(1,519)
Total temporarily impaired securities	-	$-	$-	62	$103,097	$(1,874)	62	$103,097	$(1,874)

	Unrealized Losses at December 31, 2018
	Less Than 12 Months			12 Months or More			Total
	Number			Number			Number
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
(Dollars in thousands)	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Obligations of U.S. Government agencies and corporations	-	$-	$-	14	$23,267	$(731)	14	$23,267	$(731)
Obligations of state and political subdivisions	8	5,055	(10)	13	8,242	(178)	21	13,297	(188)
Mortgage-backed securities	3	6,726	(32)	43	77,170	(2,591)	46	83,896	(2,623)
Total temporarily impaired securities	11	$11,781	$(42)	70	$108,679	$(3,500)	81	$120,460	$(3,542)

At March 31, 2019, 14 U.S. Government agency and corporation securities had unrealized losses that, in the aggregate, did not exceed 1.0% of the amortized cost of the securities portfolio. All of these securities have been in a continuous loss position for 12 months or more.

At March 31, 2019, 4 obligations of state and political subdivisions had unrealized losses that, in the aggregate, did not exceed 1.0% of the amortized cost of the securities portfolio. All of these securities have been in a continuous loss position for 12 months or more.

At March 31, 2019, 44 mortgage-backed securities had an unrealized loss that did not exceed 2.0% of the amortized cost of the securities portfolio. All of these securities have been in a continuous loss position for 12 months or more. The mortgage-backed securities in the Company’s portfolio are government sponsored enterprise (GSE) pass-through instruments issued by the Federal National Mortgage Association (FNMA) or Federal Home Loan Mortgage Corporation (FHLMC), which guarantees the timely payment of principal on these investments.

The unrealized losses noted above are considered to be temporary impairments. The decline in the values of the debt securities is due only to interest rate fluctuations, rather than erosion of issuer credit quality. As a result, the payment of contractual cash flows, including principal repayment, is not at risk. Because the Company does not intend to sell the securities, does not believe the Company will be required to sell the securities before recovery and expects to recover the entire amortized cost basis, none of the debt securities are deemed to be other-than-temporarily impaired for the periods ended, March 31, 2019, March 31, 2018 and December 31, 2018, respectively.

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

In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination, which may not be currently available to management. Based on management’s comprehensive analysis of the loan portfolio, management believes the level of the allowance for loan losses as of March 31, 2019 was adequate.

There are two components of the allowance: 1) specific allowances allocated to loans evaluated for impairment under ASC Section 310-10-35; and 2) allowances calculated for pools of loans evaluated collectively for impairment under ASC Subtopic 450-20 (Contingencies).

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

The estimated fair values of substantially all of the Company’s impaired loans are measured based on the estimated fair value of the loan’s collateral. For commercial loans secured with real estate, estimated fair values are determined primarily through third-party appraisals. When a real estate secured loan becomes impaired, a decision is made regarding whether an updated certified appraisal of the real estate is necessary. This decision is based on various considerations, including the age of the most recent appraisal, the loan-to-value ratio based on the current appraisal and the condition of the property. Appraised values may be discounted to arrive at the estimated selling price of the collateral, which is considered to be the estimated fair value. The discounts also include the estimated costs to sell the property. For commercial loans secured by non-real estate collateral, estimated fair values are determined based on the borrower’s financial statements, inventory reports, accounts receivable aging, equipment appraisals or invoices. Indications of value from these sources are generally discounted based on the age of the financial information or the quality of the assets. For loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The Company generally does not separately identify individual consumer segment loans for impairment disclosures unless such loans are subject to a restructuring agreement.

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

The component of the allowance for pooled loan contingencies relates to other loans that have been segmented into risk rated categories. In accordance with ASC Subtopic 450-20, when measuring estimated credit losses, these loans are grouped into homogenous pools with similar characteristics and evaluated collectively considering both quantitative measures, such as historical loss, and qualitative measures, in the form of environmental adjustments.

Some portfolio segments are further disaggregated and evaluated collectively for impairment based on "class segments," which are largely based on the type of collateral underlying each loan. For commercial, financial and agricultural loans, class segments include commercial loans secured by other-than real estate collateral. Real estate – commercial class segments include loans secured by farmland, multi-family properties, owner-occupied non-farm, non-residential properties and other nonfarm non-residential properties. Real estate – mortgage includes loans secured by first and junior liens on residential real estate. Construction loan class segments include loans secured by commercial real estate, loans to commercial borrowers secured by residential real estate and loans to individuals secured by residential real estate. Personal loan class segments include direct consumer installment loans, indirect automobile loans and other revolving and unsecured loans to individuals.

Quantitative factor determination:

An average annual loss rate is calculated for each pool through an analysis of historical losses over a five-year look-back period. Using data for each loan, a loss emergence period is determined within each segmented class pool. The loss emergence period reflects the approximate length of time from the point when a loss is incurred (the loss trigger event) to the point of loss confirmation (the date of eventual charge-off). The loss emergence period is applied to the average annual loss to produce the qualitative factor for each pooled class segment.

Qualitative factor determination:

Historical loss rates computed in the quantitative component reflects an estimate of the level of incurred losses in the portfolio based on historical experience. Management considers that the current conditions may deviate from those that prevailed over the historical look-back period. Thus, the quantitative rates are an imperfect estimate, necessitating an evaluation of qualitative considerations (i.e. environmental factors) to incorporate these risks.

Management considered qualitative, environmental risk factors including:

•	National, regional and local economic and business conditions, and developments that affect the collectability of the portfolio, including the condition of various market segments;
•	Changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified loans;
•	Changes in the nature and volume of the portfolio and terms of loans;
•	Changes in the experience, ability and depth of lending and credit management and other relevant staff;
•	Existence and effect of any concentrations of credit and changes in the level of such concentrations;
•	Changes in the quality of the loan review system;
•	Changes in lending policies and procedures including changes in underwriting standards and collection, charge-off and recovery practices;
•	Changes in the value of underlying collateral for collateral-dependent loans; and
•	Effect of external influences, including competition, legal and regulatory requirements.

Within each loan segment, an analysis was performed over a ten-year look-back period to discover peak historical losses, and with this data, management established ranges of risk from minimal to very high, for each risk factor, to produce a supportable anchor for risk assignment. Based on the framework for risk factor evaluation and range of adjustments established through the anchoring process, a risk assessment and corresponding adjustment was assigned for each portfolio segment as of March 31, 2019. Adjustments to the factors are supported through documentation of changes in conditions in a narrative accompanying the allowance for loan loss calculation.

The combination of quantitative and qualitative factors was applied to year-end balances in each pooled segment to establish the overall allowance.

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

Loan Portfolio Classification

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of March 31, 2019 and December 31, 2018.

		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
As of March 31, 2019
Commercial, financial and agricultural	$44,320	$4,097	$956	$-	$49,373
Real estate - commercial	124,394	7,566	6,944	892	139,796
Real estate - construction	34,638	303	2,206	-	37,147
Real estate - mortgage	155,860	24	2,600	152	158,636
Obligations of states and political subdivisions	19,870	-	-	-	19,870
Personal	10,143	-	14	-	10,157
Total	$389,225	$11,990	$12,720	$1,044	$414,979

		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
As of December 31, 2018
Commercial, financial and agricultural	$42,757	$2,992	$814	$-	$46,563
Real estate - commercial	125,352	8,590	6,459	894	141,295
Real estate - construction	34,131	-	2,528	29	36,688
Real estate - mortgage	160,774	24	2,569	181	163,548
Obligations of states and political subdivisions	19,129	-	-	-	19,129
Personal	10,389	-	19	-	10,408
Total	$392,532	$11,606	$12,389	$1,104	$417,631

The Company has certain loans in its portfolio that are considered to be impaired. It is the policy of the Company to recognize income on impaired loans that have been transferred to nonaccrual status on a cash basis, only to the extent that it exceeds principal balance recovery. Until an impaired loan is placed on nonaccrual status, income is recognized on the accrual basis. Collateral analysis is performed on each impaired loan at least quarterly, and results are used to determine if a specific reserve is necessary to adjust the carrying value of each individual loan down to the estimated fair value. Generally, specific reserves are carried against impaired loans based upon estimated collateral value until a confirming loss event occurs or until termination of the credit is scheduled through liquidation of the collateral or foreclosure. Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process at March 31, 2019 and December 31, 2018 totaled $47,000 and $94,000, respectively. Charge-offs will occur when a confirmed loss is identified. Professional appraisals of collateral, discounted for expected selling costs, appraisal age, economic conditions and other known factors are used to determine the charge-off amount.

The following table summarizes information regarding impaired loans by portfolio class as of March 31, 2019 and December 31, 2018.

	As of March 31, 2019			As of December 31, 2018
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance
Impaired loans
With no related allowance recorded:
Real estate - commercial	$1,214	$1,612	$-	$909	$1,303	$-
Acquired with credit deterioration	531	585	-	544	592	-
Real estate - construction	-	-	-	27	1,123	-
Real estate - mortgage	1,309	1,970	-	1,180	1,912	-
Acquired with credit deterioration	944	1,050	-	971	1,061	-
Personal	14	14	-	17	17	-

Total:
Real estate - commercial	1,214	$1,612	$-	$909	$1,303	$-
Acquired with credit deterioration	531	585	-	544	592	-
Real estate - construction	-	-	-	27	1,123	-
Real estate - mortgage	1,309	1,970	-	1,180	1,912	-
Acquired with credit deterioration	944	1,050	-	971	1,061	-
Personal	14	14	-	17	17	-
	$4,012	$5,231	$-	$3,648	$6,008	$-

Average recorded investment of impaired loans and related interest income recognized for the three months ended March 31, 2019 and 2018 are summarized in the tables below.

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	Average	Interest	Cash Basis	Average	Interest	Cash Basis
	Recorded	Income	Interest	Recorded	Income	Interest
(Dollars in thousands)	Investment	Recognized	Income	Investment	Recognized	Income
Impaired loans
With no related allowance recorded:
Commercial, financial and agricultural	$-	$-	$-	$235	$-	$-
Real estate - commercial	1,062	3	-	2,965	-	-
Acquired with credit deterioration	538	-	-	181	-	-
Real estate - construction	14	-	-	-	-	-
Real estate - mortgage	1,245	5	12	2,166	5	1
Acquired with credit deterioration	958	-	-	333	-	-
Personal	16	-	-	-	-	-

Total:
Commercial, financial and agricultural	$-	$-	$-	$235	$-	$-
Real estate - commercial	1,062	3	-	2,965	-	-
Acquired with credit deterioration	538	-	-	181	-	-
Real estate - construction	14	-	-	-	-	-
Real estate - mortgage	1,245	5	12	2,166	5	1
Acquired with credit deterioration	958	-	-	333	-	-
Personal	16	-	-	-	-	-
	$3,833	$8	$12	$5,880	$5	$1

The following table presents nonaccrual loans by classes of the loan portfolio as of March 31, 2019 and December 31, 2018.

(Dollars in thousands)	March 31, 2019	December 31, 2018
Nonaccrual loans:
Real estate - commercial	$892	$908
Real estate - construction	-	29
Real estate - mortgage	885	753
Personal	14	17
Total	$1,791	$1,707

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status as of March 31, 2019 and December 31, 2018.

							Loans Past
							Due Greater
	30-59	60-89	Greater				than 90
	Days Past	Days Past	than 90	Total Past		Total	Days and
(Dollars in thousands)	Due	Due	Days	Due	Current	Loans	Accruing (1)
As of March 31, 2019
Commercial, financial and agricultural	$11	-	-	$11	$49,362	$49,373	$-
Real estate - commercial:
Real estate - commercial	80	121	892	1,093	138,172	139,265	-
Acquired with credit deterioration	-	137	-	137	394	531	-
Real estate - construction	332	-	-	332	36,815	37,147	-
Real estate - mortgage:
Real estate - mortgage	228	-	494	722	156,970	157,692	-
Acquired with credit deterioration	139	-	6	145	799	944	6
Obligations of states and political subdivisions	-	-	-	-	19,870	19,870	-
Personal	72	25	14	111	10,046	10,157	-
Total	$862	$283	$1,406	$2,551	$412,428	$414,979	$6

							Loans Past
							Due Greater
	30-59	60-89	Greater				than 90
	Days Past	Days Past	than 90	Total Past		Total	Days and
(Dollars in thousands)	Due	Due	Days	Due	Current	Loans	Accruing (1)
As of December 31, 2018
Commercial, financial and agricultural	$6	$-	$-	$6	$46,557	$46,563	$-
Real estate - commercial:
Real estate - commercial	-	-	1,214	1,214	139,890	141,104	306
Acquired with credit deterioration	140	-	-	140	51	191	-
Real estate - construction	32	-	29	61	36,627	36,688	-
Real estate - mortgage:
Real estate - mortgage	824	561	175	1,560	161,651	163,211	23
Acquired with credit deterioration	259	-	7	266	71	337	7
Obligations of states and political subdivisions	-	-	-	-	19,129	19,129	-
Personal	24	15	17	56	10,352	10,408	-
Total	$1,285	$576	$1,442	$3,303	$414,328	$417,631	$336

(1) These loans are guaranteed, or well-secured, and there is an effective means of collection in process.

The following tables summarize information regarding troubled debt restructurings by loan portfolio class at March 31, 2019 and December 31, 2018.

		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
(Dollars in thousands)	Contracts	Investment	Investment	Recorded Investment
As of March 31, 2019
Accruing troubled debt restructurings:
Real estate - commercial	1	$306	$326	$324
Real estate - mortgage	8	498	527	426
Non-accruing troubled debt restructurings:
Real estate - mortgage	1	25	25	16
	10	$829	$878	$766

		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
(Dollars in thousands)	Contracts	Investment	Investment	Recorded Investment
As of December 31, 2018
Accruing troubled debt restructurings:
Real estate - mortgage	8	$522	$550	$428
Non-accruing troubled debt restructurings:
Real estate - mortgage	1	25	25	17
	9	$547	$575	$445

The Company’s troubled debt restructurings are also impaired loans, which may result in a specific allocation and subsequent charge-off if appropriate. As of March 31, 2019, there were no specific reserves carried for troubled debt restructured loans. There were also no defaults of troubled debt restructurings that took place during the three months ended March 31, 2019 or 2018 within 12 months of restructure. On December 31, 2018, there were no specific reserves carried for the troubled debt restructurings, nor any charge-offs related to the troubled debt restructured loans. The amended terms of the restructured loans vary, and may include interest rates that have been reduced, principal payments that have been reduced or deferred for a period of time and/or maturity dates that have been extended.

There were no loan terms modified resulting in troubled debt restructuring during the three months ended March 31, 2018. The following table lists the loans whose terms were modified resulting in a troubled debt restructuring during the three months ended March 31, 2019.

		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
(Dollars in thousands)	Contracts	Investment	Investment	Recorded Investment
Three Months Ended March 31, 2019
Accruing troubled debt restructurings:
Real estate - commercial	1	$306	$326	$324
Real estate - mortgage	1	9	9	8
	2	$315	$335	$332

The following tables summarize the activity in the allowance for loan losses and related investments in loans receivable.

As of, and for the periods ended, March 31, 2019

					Obligations of
	Commercial,				states and
(Dollars in thousands)	financial and	Real estate -	Real estate -	Real estate -	political
	agricultural	commercial	construction	mortgage	subdivisions	Personal	Total
Allowance for loan losses:
Beginning balance, January 1, 2019	$275	$1,074	$558	$1,035	$20	$72	$3,034
Charge-offs	-	(15)	-	(47)	-	(11)	(73)
Recoveries	2	7	-	5	-	4	18
Provisions	6	(23)	14	12	1	5	15
Ending balance, March 31, 2019	$283	$1,043	$572	$1,005	$21	$70	$2,994
collectively evaluated for impairment	$283	$1,043	$572	$1,005	$21	$70	$2,994

Loans receivable:
Ending balance	$49,373	$139,796	$37,147	$158,636	$19,870	$10,157	$414,979
individually evaluated for impairment	-	$1,214	$-	$1,309	$-	$14	2,537
acquired with credit deterioration	-	531	-	944	-	$-	1,475
collectively evaluated for impairment	$49,373	$138,051	$37,147	$156,383	$19,870	$10,143	$410,967

As of, and for the periods ended, March 31, 2018

					Obligations of
	Commercial,				states and
(Dollars in thousands)	financial and	Real estate -	Real estate -	Real estate -	political
	agricultural	commercial	construction	mortgage	subdivisions	Personal	Total
Allowance for loan losses:
Beginning balance, January 1, 2018	$273	$1,022	$288	$1,285	$-	$71	$2,939
Charge-offs	-	(51)	-	(11)	-	(11)	(73)
Recoveries	3	5	-	-	-	3	11
Provisions	43	83	52	(15)	-	(5)	158
Ending balance, March 31, 2018	$319	$1,059	$340	$1,259	$-	$58	$3,035
collectively evaluated for impairment	$319	$1,059	$340	$1,259	$-	$58	$3,035

Loans receivable:
Ending balance	$51,262	$138,470	$33,329	$143,580	$13,428	$9,111	$389,180
individually evaluated for impairment	2	899	-	2,099	-	-	3,000
acquired with credit deterioration	-	170	-	329	-	-	499
collectively evaluated for impairment	$51,260	$137,401	$33,329	$141,152	$13,428	$9,111	$385,681

As of December 31, 2018

					Obligations of
	Commercial,				states and
(Dollars in thousands)	financial and	Real estate -	Real estate -	Real estate -	political
	agricultural	commercial	construction	mortgage	subdivisions	Personal	Total
Allowance for loan losses:
Beginning balance, January 1, 2018	$273	$1,022	$288	$1,285	$-	$71	$2,939
Charge-offs	-	(60)	-	(183)	-	(42)	(285)
Recoveries	10	5	-	12	-	16	43
Provisions	(8)	107	270	(79)	20	27	337
Ending balance, December 31, 2018	$275	$1,074	$558	$1,035	$20	$72	$3,034
collectively evaluated for impairment	$275	$1,074	$558	$1,035	$20	$72	$3,034

Loans receivable:
Ending balance	$46,563	$141,295	$36,688	$163,548	$19,129	$10,408	$417,631
individually evaluated for impairment	-	909	27	1,180	-	17	2,133
acquired with credit deterioration	-	544	-	971	-	-	1,515
collectively evaluated for impairment	$46,563	$139,842	$36,661	$161,397	$19,129	$10,391	$413,983

8. Goodwill and other intangible assets

Goodwill

On September 8, 2006, the Company acquired a branch office in Richfield, PA. Goodwill associated with this transaction is carried at $2,046,000. On November 30, 2015, the Company acquired FNBPA Bancorp, Inc. and as a result, carries goodwill of $3,402,000 relating to the acquisition. In addition, the Company acquired the remainder of the outstanding common stock of Liverpool Community Bank on April 30, 2018, and as a result, carries goodwill of $3,599,000 relating to the acquisition.

Total goodwill at March 31, 2019 and December 31, 2018 was $9,047,000 and $9,139,000, respectively. Goodwill is not amortized but is tested annually for impairment or more frequently if certain events occur which might indicate goodwill has been impaired. There was no impairment of goodwill during the three month periods ended March 31, 2019 or 2018.

Intangible Assets

On November 30, 2015, a core deposit intangible in the amount of $303,000 associated with the FNBPA Bancorp, Inc. acquisition was recorded and is being amortized over a ten-year period using a sum of the year’s digits basis. Amortization expense recognized for the intangibles related to the FNBPA acquisition in the three months ended March 31, 2019 was $10,000.

On April 30, 2018, a core deposit intangible in the amount of $289,000 associated with the Liverpool Community Bank acquisition was recorded and is being amortized over a ten-year period using a sum of the year’s digit basis. Amortization expense recognized for the intangible related to the Liverpool Community Bank acquisition in the three months ended March 31, 2019 was $12,000.

The following table shows the amortization schedule for each of the intangible assets recorded.

	FNBPA	LCB
	Acquisition	Acquisition
	Core	Core
(Dollars in thousands)	Deposit	Deposit
	Intangible	Intangible
Beginning Balance at Acquisition Date	$303	$289
Amortization expense recorded prior to January 1, 2018	108	-
Amortization expense recorded in the twelve months ended December 31, 2018	44	35
Unamortized balance as of December 31, 2018	151	254
Amortization expense recorded in the three months ended March 31, 2019	10	12
Unamortized balance as of March 31, 2019	$141	$242

Scheduled remaining amortization expense for years ended:
December 31, 2019	$28	$37
December 31, 2020	33	44
December 31, 2021	27	39
December 31, 2022	22	33
December 31, 2023	16	28
After December 31, 2023	15	61

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

The following tables summarize financial assets and financial liabilities measured at fair value as of March 31, 2019 and December 31, 2018, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value. There were no transfers of assets between fair value Level 1 and Level 2 during the three months ended March 31, 2019 or 2018.

		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
(Dollars in thousands)	March 31,	for Identical	Observable	Unobservable
	2019	Assets	Inputs	Inputs
Measured at fair value on a recurring basis:
Debt securities available-for-sale:
Obligations of U.S. Government agencies and corporations	$23,671	$-	$23,671	$-
Obligations of state and political subdivisions	6,720	-	6,720	-
Mortgage-backed securities	109,817	-	109,817	-

Measured at fair value on a non-recurring basis:
Impaired loans	$1,044	$-	$-	$1,044
Other real estate owned	149	-	-	149
Mortgage servicing rights	193	-	-	193

		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
(Dollars in thousands)	December 31,	for Identical	Observable	Unobservable
	2018	Assets	Inputs	Inputs
Measured at fair value on a recurring basis:
Debt securities available-for-sale:
Obligations of U.S. Government agencies and corporations	$23,266	$-	$23,266	$-
Obligations of state and political subdivisions	18,181	-	18,181	-
Mortgage-backed securities	100,506	-	100,506	-

Measured at fair value on a non-recurring basis:
Impaired loans	$1,104	$-	$-	$1,104
Other real estate owned	149	-	-	149
Mortgage servicing rights	200	-	-	200

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs have been used to determine fair value:

(Dollars in thousands)
March 31, 2019	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
Impaired loans	$1,044	Appraisal of collateral (1)	Appraisal and liquidation adjustments (2)	0% - 15%	14%
Other real estate owned	149	Appraisal of collateral (1)	Appraisal and liquidation adjustments (2)	2%	2%
Mortgage servicing rights	193	Multiple of annual servicing fee	Estimated pre-payment speed, based on rate and term	300% - 400%	370%

(Dollars in thousands)
December 31, 2018	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
Impaired loans	$1,104	Appraisal of collateral (1)	Appraisal and liquidation adjustments (2)	0% - 15%	14%
Other real estate owned	149	Appraisal of collateral (1)	Appraisal and liquidation adjustments (2)	2%	2%
Mortgage servicing rights	200	Multiple of annual servicing fee	Estimated pre-payment speed, based on rate and term	300% - 400%	369%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral that generally include various Level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted downward by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

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

The estimated fair values of the Company’s financial instruments are as follows:

	Financial Instruments
	March 31, 2019		December 31, 2018
(Dollars in thousands)	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and due from banks	$15,002	$15,002	$15,617	$15,617
Interest bearing deposits with banks	5,539	5,539	110	110
Federal funds sold	3,736	3,736	729	729
Interest bearing time deposits with banks	2,800	2,792	3,290	3,290
Securities	141,335	141,335	141,953	141,953
Restricted investment in FHLB stock	2,535	2,535	2,441	2,441
Loans, net of allowance for loan losses	411,985	412,579	414,597	415,195
Mortgage servicing rights	193	193	200	200
Accrued interest receivable	1,709	1,709	1,681	1,681

Financial liabilities:
Non-interest bearing deposits	$128,670	$128,670	$126,057	126,057
Interest bearing deposits	395,186	394,889	395,665	395,226
Securities sold under agreements to repurchase	2,683	2,683	2,911	2,911
Short-term borrowings	-	-	11,600	11,600
Long-term debt	25,000	25,058	15,000	14,958
Other interest bearing liabilities	1,572	1,573	1,596	1,597
Accrued interest payable	415	415	289	289

Off-balance sheet financial instruments:
Commitments to extend credit	$-	$-	$-	$-
Letters of credit	-	-	-	-

The following tables present the carrying amount, fair value and placement in the fair value hierarchy of the Company’s financial instruments not previously disclosed as of March 31, 2019 and December 31, 2018. The tables exclude financial instruments for which the carrying amount approximates fair value.

			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices in	Significant	Significant
			Active Markets	Other	Other
(Dollars in thousands)	Carrying		for Identical	Observable	Unobservable
	Amount	Fair Value	Assets or Liabilities	Inputs	Inputs
March 31, 2019
Financial instruments - Assets
Interest bearing time deposits with banks	$2,800	$2,792	$-	$2,792	$-
Loans, net of allowance for loan losses	411,985	412,579	-	-	412,579
Financial instruments - Liabilities
Interest bearing deposits	$395,186	$394,889	$-	$394,889	$-
Long-term debt	25,000	25,058	-	25,058	-
Other interest bearing liabilities	1,572	1,573	-	1,573	-

			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices in	Significant	Significant
			Active Markets	Other	Other
(Dollars in thousands)	Carrying		for Identical	Observable	Unobservable
	Amount	Fair Value	Assets or Liabilities	Inputs	Inputs
December 31, 2018
Financial instruments - Assets
Interest bearing time deposits with banks	$3,290	$3,290	$-	$3,290	$-
Loans, net of allowance for loan losses	414,597	415,195	-	-	415,195
Financial instruments - Liabilities
Interest bearing deposits	$395,665	$395,226	$-	$395,226	$-
Long-term debt	15,000	14,958	-	14,958	-
Other interest bearing liabilities	1,596	1,597	-	1,597	-

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

The Company initiated and completed the second step of this strategy during the third quarter of 2018 by making a lump sum payment offer to a small group of terminated vested participants in the Company’s defined benefit plan. This second step further reduced Juniata’s remaining pension liability by approximately 9%, which resulted in a pre-tax charge to earnings of $210,000 in the third quarter of 2018. The pre-tax charge represents a further acceleration of pension expenses that would otherwise have impacted Juniata’s future earnings. The Company also made a $1,350,000 contribution to the defined benefit pension plan during the third quarter of 2018.

The Company’s funding policy with respect to the JVB Plan is to contribute annually no more than the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide for benefits attributed to service through December 31, 2012. The Company did not make a contribution in the three months ended March 31, 2019 and March 31, 2018.

Juniata’s Board of Directors resolved to terminate the JVB Plan, effective November 30, 2018. All participants have been properly notified and settlement of all obligations is expected to occur by the third quarter of 2019.

Pension expense included the following components for the three months ended March 31, 2019 and 2018:

	Three Months Ended
(Dollars in thousands)	March 31,
	2019	2018
Components of net periodic pension cost (benefit):
Interest cost	$125	$132
Expected return on plan assets	(124)	(192)
Recognized net actuarial loss	28	41
Net periodic pension cost (benefit)	$29	$(19)

Amortization of net actuarial loss recognized in other comprehensive income	$(28)	$(41)

Total recognized in net periodic pension cost (benefit) and other comprehensive income	$1	$(60)

12. Commitments, Contingent Liabilities and Guarantees

In the ordinary course of business, the Company makes commitments to extend credit to its customers through letters of credit, loan commitments and lines of credit. At March 31, 2019, the Company had $88,350,000 outstanding in loan commitments and other unused lines of credit extended to its customers as compared to $87,223,000 at December 31, 2018.

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its letters of credit. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third-party. Generally, financial and performance letters of credit have expiration dates within one year of issuance, while commercial letters of credit have longer term commitments. The credit risk involved in issuing letters of credit is essentially the same as the risks that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. The Company had outstanding $2,356,000 and $2,749,000 of financial and performance letters of credit commitments as of March 31, 2019 and December 31, 2018, respectively. Commercial letters of credit as of March 31, 2019 and December 31, 2018 totaled $9,867,000 and $8,925,000, respectively. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The amount of the liability as of March 31, 2019 for payments under letters of credit issued was not material. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk.

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

13. REVENUE RECOGNITION

As disclosed in Note 2, as of January 1, 2018, the Company adopted ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, as well as subsequent ASUs that modified Topic 606. The Company elected to apply the ASU and all related ASU’s using the modified retrospective approach applied to all contracts initiated on or after the effective date, and for contracts which have remaining obligations as of the effective date, while prior period results continue to be reported under legacy U.S. GAAP. Based on this assessment, the Company concluded that Topic 606 did not materially change the method by which the Company currently recognizes revenue for these revenue streams, which is by recognizing revenues as they are earned based upon contractual terms, as transactions occur, or as services are provided and collectability is reasonably assured.

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

All of the Company’s revenue from contracts with customers in the scope of Topic 606 are recognized within non-interest income on the consolidated statements of income, except for the gain/loss on the sale of other real estate owned, which is included in other non-interest expense. Revenue streams not within the scope of Topic 606 included in non-interest income on the consolidated statements of income include earnings on bank-owned life insurance and annuities, income from unconsolidated subsidiary, fees derived from loan activity, mortgage banking income, gain/loss on sales and calls of securities, and the change in value of equity securities.

A description of the Company’s sources of revenue accounted for under Topic 606 are as follows:

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

Trust Fees – include asset management and estate fees. Asset management fees are generally based on a fee schedule, based upon the market value of the assets under management, and recognized monthly when the service obligation is completed. Trust fees recognized during the three month periods ended March 31, 2019 and 2018 totaled $90,000 during both periods. Fees for estate management services are based on a specified fee schedule and generally recognized as the following performance obligations are fulfilled: (i) 25% of total estate fee recognized when all estate assets are collected and debts paid, (ii) 50% of the total fee is recognized when the inheritance tax return is filed, and (iii) remaining 25% is recognized when the first and final account is confirmed, settling the estate. Estate fees recognized during the three month periods ended March 31, 2019 and 2018 totaled $9,000 and $12,000, respectively.

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

Other Non-Interest Income – includes certain revenue streams within the scope of Topic 606 comprised primarily of ATM surcharges, commissions on check orders, and wire transfer fees. ATM surcharges are the result of customers conducting ATM transactions that generate fee income. All of these fees, as well as wire transfer fees, are transaction based and are recognized at the time of the transaction. In addition, the Company acts in an agent capacity to offer checks to its customers and recognizes commissions, net of related fees, when the contract is fulfilled.

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

14. LEASES

A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plan or equipment for a period of time in exchange for consideration. On January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842), and all subsequent ASUs that modified Topic 842 using the optional transition method. For the Company, Topic 842 affected the accounting treatment for its four operating lease agreements in which the Company is the lessee.

The Company elected the package of practical expedients, which removed the requirements to reassess whether any expired or existing contracts contain leases, reassess the lease classification for any expired or existing leases, and reassess the initial direct costs for any existing leases. The Company also elected two other practical expedients allowing the combination of lease and nonlease components by class of underlying asset and using hindsight in determining the lease terms since most of the leases have an extension option.

The four operating leases, one of which is with a related party, are comprised of real estate property for branch and office space with terms extending through 2029. Operating leases were previously not recognized on the Company’s consolidated statements of condition, but with the adoption of Topic 842, operating lease agreements are recognized on the consolidated statements of condition as a ROU asset and a corresponding lease liability. As of March 31, 2019, the Company had operating lease ROU assets totaling $534,000 included in other assets and operating lease liabilities totaling $535,000 included in other liabilities.

The calculated amount of the ROU assets and lease liabilities are impacted by the length of the lease term and the discount rate used to calculate the present value of the minimum lease payments. The Company’s lease agreements often include one or more options to renew at the Company’s discretion. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability.

Topic 842 requires the use of the rate implicit in the lease as the discount rate if that rate is readily determinable. As this rate is rarely determinable, the Company utilized its incremental borrowing rate at lease inception, which is the rate the Company would have incurred to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment. Because the four operating leases existed prior to the adoption of Topic 842 on January 1, 2019, the incremental borrowing rate for the remaining lease term at January 1, 2019 was used.

As of March 31, 2019, the weighted-average remaining operating lease term was 7.9 years and the weighted-average discount rate was 5.45%.

The Company elected, for the real estate class of underlying assets which is currently its only class, not to separate lease and nonlease components and to account for them as a single lease component. The Company has one operating lease agreement containing a monthly ATM surcharge, which is combined with the property rental payment as a result of electing the practical expedient. The Company’s total operating lease cost for the three months ended March 31, 2019 was $30,000, of which $6,000 was to a related party.

The future minimum payments for operating leases with initial or remaining terms of one year or more as of March 31, 2019 were as follows:

(Dollars in thousands)

Twelve Months Ended:
March 31, 2020	$120
March 31, 2021	116
March 31, 2022	97
March 31, 2023	47
March 31, 2024	47
Thereafter	233
Total Future Minimum Lease Payments	660
Amounts Representing Interest	(125)
Present Value of Net Future Minimum Lease Payments	$535

15. Subsequent Events

On April 17, 2019, the Board of Directors declared a cash dividend of $0.22 per share to shareholders of record on May 15, 2019, payable on May 31, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements:

The information contained in this Quarterly Report on Form 10-Q contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder) including statements that are not historical facts or that address trends or management's intentions, plans, beliefs, expectations or opinions. Any forward-looking statement made by us in this document is based only on information currently available to us and speaks only as of the date when made. Juniata undertakes no obligation to publicly update or revise forward looking information, whether as a result of new or updated information, future events, or otherwise. Forward-looking statements are not historical facts or guarantees of future performance, events or results and are subject to potential risks and uncertainties, many of which are outside of our control that could cause actual results to differ materially from this forward-looking information. Important factors that could cause our actual result and financial condition to differ materially from those indicated in the forward-looking statements include, without limitation:

•	the impact of adverse changes in the economy and real estate markets, including protracted periods of low-growth and sluggish loan demand;
•	the effect of market interest rates and uncertainties, and relative balances of rate-sensitive assets to rate-sensitive liabilities, on net interest margin and net interest income;
•	the effect of competition on rates of deposit and loan growth and net interest margin;
•	increases in non-performing assets, which may result in increases in the allowance for credit losses, loan charge-offs and elevated collection and carrying costs related to such non-performing assets;
•	other income growth, including the impact of regulatory changes which have reduced debit card interchange revenue;
•	investment securities gains and losses, including other than temporary declines in the value of securities which may result in charges to earnings;
•	the effects of changes in the applicable federal income tax rate;
•	the level of other expenses, including salaries and employee benefit expenses;
•	the impact of increased regulatory scrutiny of the banking industry;
•	the impact of governmental monetary and fiscal policies, as well as legislative and regulatory changes;
•	the results of regulatory examination and supervision processes;
•	the failure of assumptions underlying the establishment of reserves for loan and lease losses, and estimations of collateral values and various financial assets and liabilities;
•	the increasing time and expense associated with regulatory compliance and risk management;
•	the ability to implement business strategies, including business acquisition activities and organic branch, product, and service expansion strategies;
•	capital and liquidity strategies, including the impact of the capital and liquidity requirements modified by the Basel III standards;
•	the effects of changes in accounting policies, standards, and interpretations on the presentation in the Company’s consolidated balance sheets and consolidated statements of income;
•	the Company’s failure to identify and to address cyber-security risks;
•	the Company’s ability to keep pace with technological changes;
•	the Company’s ability to attract and retain talented personnel;
•	the Company’s reliance on its subsidiary for substantially all of its revenues and its ability to pay dividends;
•	the effects of changes in relevant accounting principles and guidelines on the presentation in the Company’s financial condition;
•	acts of war or terrorism;
•	disruptions due to flooding, severe weather, or other natural disasters;
•	failure of third-party service providers to perform their contractual obligations; and
•	the impact on earnings of the Company’s strategy to terminate its defined benefit retirement plan.

For a more complete discussion of certain risks, uncertainties and other factors affecting the Company, refer to the Company’s Risk Factors, contained in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, a copy of which may be obtained from the Company upon request and without charge (except for the exhibits thereto), and Item 1A of Part II of this Quarterly Report on Form 10-Q.

Critical Accounting Policies:

Disclosure of the Company’s significant accounting policies is included in the notes to the consolidated financial statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Some of these policies require significant judgments, estimates, and assumptions to be made by management, most particularly in connection with determining the provision for loan losses and the appropriate level of the allowance for loan losses, as well as management’s evaluation of the available for sale debt securities portfolio for other-than-temporary impairment. Any policies adopted after this date are included in Note 2 of this Quarterly Report.

General:

The following discussion relates to the consolidated financial condition of the Company as of March 31, 2019, compared to December 31, 2018, and the consolidated results of operations for the three months ended March 31, 2019, compared to the same period in 2018. This discussion should be read in conjunction with the interim consolidated financial statements and related notes included herein.

Overview:

Juniata Valley Financial Corp. is a Pennsylvania corporation organized in 1983 to be the holding company of The Juniata Valley Bank. The Bank is a state-chartered bank headquartered in Mifflintown, Pennsylvania. Juniata Valley Financial Corp. and its subsidiary bank derive substantially all of their income from banking and bank-related services, including interest earned on residential real estate, commercial mortgage, commercial and consumer loans, interest earned on investment securities and fee income from deposit services and other financial services to its customers. On April 30, 2018, Juniata acquired the remainder of the outstanding common stock of the Liverpool Community Bank of which it previously owned 39.16%. As of the merger date, total assets increased by approximately $49,180,000, or 8%. Juniata now operates a total of 16 locations in Pennsylvania.

Financial Condition:

Total assets as of March 31, 2019, were $627,782,000, an increase of $2,546,000, or 0.4%, compared to December 31, 2018. Comparing the balances at March 31, 2019 and December 31, 2018, total cash and cash equivalents increased by $7,821,000 and deposits increased by $2,134,000, with majority of the deposit growth occurring in non-interest bearing deposits, while total loans declined by $2,652,000. During the same period, the Company utilized cash flows from the investment portfolio to reduce higher cost borrowings. This strategy led to a strategic decline in the investment portfolio of $1,745,000 and contributed to the decline in total borrowings.

The table below shows changes in deposit volumes by type of deposit between December 31, 2018 and March 31, 2019.

(Dollars in thousands)	March 31,	December 31,	Change
	2019	2018	$	%
Deposits:
Demand, non-interest bearing	$128,670	$126,057	$2,613	2.1%
Interest bearing demand and money market	146,789	147,413	(624)	(0.4)
Savings	98,971	99,236	(265)	(0.3)
Time deposits, $250,000 and more	8,390	8,368	22	0.3
Other time deposits	141,036	140,648	388	0.3
Total deposits	$523,856	$521,722	$2,134	0.4%

Total loans decreased $2,652,000, or 0.6%, between December 31, 2018 and March 31, 2019. As shown in the table below, the majority of the decline was in commercial real estate and residential mortgage loans, which was partially offset by increases in commercial, financial and agricultural loans, obligations of states and political subdivisions, as well as real estate construction.

(Dollars in thousands)	March 31,	December 31,	Change
	2019	2018	$	%
Loans:
Commercial, financial and agricultural	$49,373	$46,563	$2,810	6.0%
Real estate - commercial	139,796	141,295	(1,499)	(1.1)
Real estate - construction	37,147	36,688	459	1.3
Real estate - mortgage	158,636	163,548	(4,912)	(3.0)
Obligations of states and political subdivisions	19,870	19,129	741	3.9
Personal	10,157	10,408	(251)	(2.4)
Total loans	$414,979	$417,631	$(2,652)	(0.6)%

A summary of the activity in the allowance for loan losses for each of the three month periods ended March 31, 2019 and 2018 is presented below.

(Dollars in thousands)	Periods Ended March 31,
	2019	2018
Balance of allowance - January 1	$3,034	$2,939
Loans charged off	(73)	(73)
Recoveries of loans previously charged off	18	11
Net charge-offs	(55)	(62)
Provision for loan losses	15	158
Balance of allowance - end of period	$2,994	$3,035

Ratio of net charge-offs during period to average loans outstanding	0.01%	0.02%

As of March 31, 2019, 29 loans (exclusive of loans acquired with existing credit deterioration) with aggregate outstanding balances of $2,537,000 were individually evaluated for impairment. A collateral analysis was performed on each of these 29 loans in order to establish a portion of the reserve needed to carry the impaired loans at fair value. There were no loans determined to have insufficient collateral, thus, the establishment of a specific reserve was not required for any of the impaired loans.

As of March 31, 2019, there were $11,990,000 in special mention loans compared to $11,606,000 at December 31, 2018 and $12,720,000 in substandard loans compared to $12,389,000 at December 31, 2018.

Management believes that the reserves carried are adequate to cover potential future losses related to these relationships. Other than as described herein, management does not believe there are any trends, events or uncertainties that are reasonably expected to have a material impact on future results of operations, liquidity, or capital resources. Further, based on known information, management believes that the effects of current and past economic conditions and other unfavorable business conditions may influence certain borrowers’ abilities to comply with their repayment terms, and as such, continues to monitor the financial strength of these borrowers closely.

The following is a summary of the Bank’s non-performing loans on March 31, 2019 compared to December 31, 2018.

(Dollar amounts in thousands)	As of and for the	As of and for the
	three months ended	year ended
	March 31, 2019	December 31, 2018
Non-performing loans
Non-accrual loans	$1,791	$1,707
Accruing loans past due 90 days or more, exclusive of loans acquired with credit deterioration	-	329
Restructured loans in default and non-accruing	-	39
Total	$1,791	$2,075

Average loans outstanding	421,298	409,362

Ratio of non-performing loans to average loans outstanding	0.43%	0.51%

Stockholders’ equity increased from December 31, 2018 to March 31, 2019 by $1,795,000, or 2.7%. The Company’s net income exceeded dividends paid by $293,000. The adjustment to accumulated other comprehensive loss to record the reclassification adjustment for losses on sales of debt securities and the amortization of the costs associated with the Company’s defined benefit retirement plan increased the Company’s equity by $67,000. The change in net unrealized gains from the change in market value of securities available for sale increased shareholders’ equity by $1,416,000 when comparing March 31, 2019 to December 31, 2018. Stock based compensation expense recorded pursuant to the Company’s Stock Option Plan added $19,000 to stockholders’ equity during the three month period.

Subsequent to March 31, 2019, the following event took place:

On April 17, 2019, the Board of Directors declared a cash dividend of $0.22 per share to shareholders of record on May 15, 2019, payable on May 31, 2019.

Comparison of the Three Months Ended March 31, 2019 and 2018

Operations Overview:

Net income for the first quarter of 2019 was $1,413,000, an increase of $86,000, or 6.5%, when compared to the first quarter of 2018, while basic and diluted earnings per share were $0.28 in both periods. Annualized return on average equity for the three months ended March 31, 2019 was 8.38%, compared to 9.15% for the same period in 2018. For the three months ended March 31, annualized return on average assets was 0.90% in 2019, compared to 0.89% in 2018. The comparability of the results of operations for the three months ended March 31, 2019 were impacted by the acquisition of Liverpool Community Bank on April 30, 2018. Further details are noted in the sections that follow.

Presented below are selected key ratios for the two periods:

	Three Months Ended
	March 31,
	2019	2018
Return on average assets (annualized)	0.90%	0.89%
Return on average equity (annualized)	8.38%	9.15%
Average equity to average assets	10.79%	9.73%

Non-interest income, excluding securities gains (losses), as a percentage of average assets (annualized)	0.74%	0.80%

Non-interest expense, excluding merger expenses, as a percentage of average assets (annualized)	3.09%	2.91%

The discussion that follows further explains changes in the components of net income when comparing the first quarter of 2019 with the first quarter of 2018.

Net Interest Income:

Net interest income, after the provision for loan losses, increased during the three months ended March 31, 2019 by $657,000, or 14.6%, when compared to the three months ended March 31, 2018. Both net interest income growth and a decline in the provision for loan losses contributed to the increase. Overall, average earning assets increased 5.0%, while average interest bearing liabilities increased 3.5%. Net interest margin, on a fully tax equivalent basis, increased from 3.45% during the three months ended March 31, 2018 to 3.65% during the three months ended March 31, 2019.

Average loan balances and interest on loans increased by $31,275,000 and $704,000, respectively, for the first quarter of 2019 compared to the same period in 2018. The increase in the average volume of loans outstanding and the 33 basis point increase in the weighted average yield on loans increased interest income by approximately $349,000 and $355,000, respectively.

Interest earned on investment securities increased $32,000 in the first quarter of 2019 compared to the first quarter of 2018, while the average balance of investment securities declined by $10,321,000, or 6.5%, during the period. The decline in the average balance decreased interest income by $50,000, while the increase in the overall pre-tax yield of 24 basis points on the investment securities portfolio added $82,000 to interest income.

Average earning assets increased $27,522,000, to $575,732,000, primarily due to the 8.0% increase in average loans. The yield on earning assets increased to 4.32% during the three months ended March 31, 2019 from 3.97% in the same period in 2018. The average balance of interest bearing liabilities and non-interest bearing liabilities increased over the period by $14,709,000 and $5,082,000, respectively, compared to the same 2018 period. In addition, the cost to fund interest bearing assets with interest bearing liabilities increased 22 basis points, to 0.99% during the first quarter of 2019 compared to the same period in 2018.

The table below shows the net interest margin on a fully tax-equivalent basis for the three months ended March 31, 2019 and 2018.

Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended			Three Months Ended
(Dollars in thousands)	March 31, 2019			March 31, 2018
	Average		Yield/	Average		Yield/	Increase (Decrease) Due To (6)
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate	Volume	Rate	Total
ASSETS
Interest earning assets:
Taxable loans (5)	$386,432	$4,950	5.12%	$361,270	$4,325	4.79%	$301	$324	$625
Tax-exempt loans	34,866	305	3.50	28,753	226	3.14	48	31	79
Total loans	421,298	5,255	4.99	390,023	4,551	4.67	349	355	704
Taxable investment securities	135,364	849	2.51	136,158	775	2.28	(5)	79	74
Tax-exempt investment securities	11,976	61	2.03	21,503	103	1.92	(45)	3	(42)
Total investment securities	147,340	910	2.47	157,661	878	2.23	(50)	82	32

Interest bearing deposits	5,361	43	3.19	526	10	7.60	92	(59)	33
Federal funds sold	1,733	10	2.22	-	-	0.00	-	10	10
Total interest earning assets	575,732	6,218	4.32	548,210	5,439	3.97	391	388	779

Other assets (7)	49,325			47,642
Total assets	$625,057			$595,852

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Interest bearing demand deposits (2)	$144,582	299	0.83	$122,948	141	0.46	$25	$133	$158
Savings deposits	99,408	24	0.10	100,028	24	0.10	-	-	-
Time deposits	149,234	540	1.45	139,865	429	1.23	29	82	111
Short-term and long-term borrowings and other interest bearing liabilities	36,121	196	2.17	51,795	200	1.54	(61)	57	(4)
Total interest bearing liabilities	429,345	1,059	0.99	414,636	794	0.77	(7)	272	265

Non-interest bearing liabilities:
Demand deposits	123,214			116,739
Other	5,084			6,477
Stockholders' equity	67,414			58,000
Total liabilities and stockholders' equity	$625,057			$595,852
Net interest income and net interest rate spread		$5,159	3.33%		$4,645	3.20%	$398	$116	$514
Net interest margin on interest earning assets (3)			3.58%			3.39%
Net interest income and net interest margin-Tax equivalent basis (4)		$5,256	3.65%		$4,732	3.45%

Notes:

1) Average balances were calculated using a daily average.

2) Includes interest-bearing demand and money market accounts.

3) Net margin on interest earning assets is net interest income divided by average interest earning assets.

4) Interest on obligations of states and municipalities is not subject to federal income tax. In order to make the net yield comparable on a fully taxable basis, a tax equivalent adjustment is applied against the tax-exempt income utilizing a federal tax rate of 21%.

5) Non-accruing loans are included in the above table until they are charged off.

6) The change in interest due to rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

7) Includes gross unrealized gains (losses) on securities available for sale.

Provision for Loan Losses:

In the first quarter of 2019, the provision for loan losses was $15,000, compared to a provision of $158,000 in the first quarter of 2018, with the decline due to continued improvement in non-performing and classified loans. Management regularly reviews the adequacy of the allowance for loan losses and makes assessments as to specific loan impairment, charge-off expectations, general economic conditions in the Bank’s market area, specific loan quality and other factors. See the earlier discussion in the Financial Condition section explaining the information used to determine the provision.

Non-interest Income:

Non-interest income in the first quarter of 2019 was $1,094,000 compared to $1,174,000 in the first quarter of 2018, a decline of $80,000, or 6.8%.

Most significantly impacting the comparative three month periods was a decline in income from unconsolidated subsidiary of $69,000. The equity method of accounting for the Liverpool investment ended with the acquisition by Juniata of the remaining outstanding Liverpool shares on April 30, 2018. Since then, all income and expense items generated by the Liverpool office have been included as part of Juniata’s operations in the appropriate line items in the financial statements. Also contributing to the decline in non-interest income was a net loss on sales and calls of securities of $56,000 in the first quarter of 2019 compared to a net loss of $15,000 in the first quarter of 2018, driven by the strategic repositioning of the investment portfolio in 2019 in an effort to improve the yield on the portfolio for a greater future return. Fees derived from loan activity during the period also declined compared to the first quarter of 2018 due to lower title insurance premiums. Partially offsetting these declines during the period were increases of $26,000 in customer service and debit card fee income and $21,000 in commissions from sales of non-deposit products, as well as a $15,000 increase in the value of equity securities in the first quarter of 2019 compared to the same period last year.

As a percentage of average assets, annualized non-interest income, exclusive of net losses on the sale of securities, was 0.74% in the first quarter of 2019 compared to 0.80% in the first quarter of 2018.

Non-interest Expense:

Non-interest expense was $4,835,000 for the three months ended March 31, 2019 versus $4,405,000 for the same period in 2018, an increase of $430,000.

Non-interest expense increased in the first quarter of 2019 compared to the same period in 2018, primarily driven by Juniata’s growth resulting from the Liverpool acquisition. Employee compensation and benefits expense increased by $353,000 in the first quarter of 2019 due to the addition of the LCB staff as well as the annual salary increase from the employee incentive program. Occupancy and equipment expenses as well as data processing expense increased by $38,000 and $45,000, respectively, in the 2019 period compared to the 2018 period primarily due to the acquisition of Liverpool. Partially offsetting these increases was a decline in merger and acquisition expense of $64,000, as no similar expenses were recorded in the 2019 period, as well as a decline of $14,000 in FDIC insurance premiums due to a lower assessment, primarily resulting from continued asset quality improvement.

As a percentage of average assets, annualized non-interest expense was 3.09% in the first quarter of 2019 compared to 2.96% in the first quarter of 2018. Excluding merger and acquisition expenses, annualized non-interest expense as a percentage of average assets was 2.91% in the first quarter of 2018.

Provision for income taxes:

An income tax benefit of $10,000 was recorded in the first quarter of 2019 compared to a benefit of $71,000 recorded in the first quarter of 2018. The Company qualifies for a federal tax credit for a low-income housing project investment, and the tax provisions for each period reflect the application of the tax credit. For the first quarters of 2019 and 2018, the tax credits were $226,000 and $225,000, respectively, offsetting $216,000 in regular tax expense in the 2019 period and $154,000 of regular tax expense in the 2018 period. For the first quarter of 2019, the tax credit lowered the effective tax rate from 15.4% to (0.7%) as compared to the same period in 2018, when the tax credit lowered the effective tax rate from 12.2% to (5.7%).

Liquidity:

The objective of liquidity management is to ensure that sufficient funding is available, at a reasonable cost, to meet the ongoing operational cash needs of the Company and to take advantage of income producing opportunities as they arise. While the desired level of liquidity will vary depending upon a variety of factors, it is the primary goal of the Company to maintain a high level of liquidity in all economic environments. Principal sources of asset liquidity are provided by loans and securities maturing in one year or less, and other short-term investments, such as federal funds sold and cash and due from banks. Liability liquidity, which is more difficult to measure, can be met by attracting deposits and maintaining the core deposit base. The Company is a member of the Federal Home Loan Bank of Pittsburgh for the purpose of providing short-term liquidity when other sources are unable to fill these needs. During the three months ended March 31, 2019, overnight borrowings from the Federal Home Loan Bank averaged $1,977,000. As of March 31, 2019, the Company had no short-term borrowings, but had $25,000,000 in long-term debt with the Federal Home Loan Bank, and a remaining unused borrowing capacity with the Federal Home Loan Bank of $155,699,000.

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

Off-Balance Sheet Arrangements:

The Company’s consolidated financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk, credit risk, and interest rate risk. These commitments consist mainly of loans approved but not yet funded, unused lines of credit and outstanding letters of credit. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third-party. Generally, financial and performance letters of credit have expiration dates within one year of issuance, while commercial letters of credit have longer term commitments. The credit risk involved in issuing letters of credit is essentially the same as the risks that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. The Company had $2,356,000 and $2,749,000 of financial and performance letters of credit commitments outstanding as of March 31, 2019 and December 31, 2018, respectively. Commercial letters of credit as of March 31, 2019 and December 31, 2018 totaled $9,867,000 and $8,925,000, respectively. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of March 31, 2019 for payments under letters of credit issued was not material. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk.

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

Capital Adequacy:

Bank regulatory authorities in the United States issue risk-based capital standards. These capital standards relate a banking company’s capital to the risk profile of its assets and provide the basis by which all banking companies and banks are evaluated in terms of capital adequacy. Effective January 1, 2015, the risk-based capital rules were modified subject to a transition period for several aspects of the final rules, including the new minimum capital ratio requirements, the capital conservation buffer and the regulatory capital adjustments and deductions. The new framework is commonly called “BASEL III”. The final rules revised federal regulatory agencies’ risk-based and leverage capital requirements and their method for calculating risk-weighted assets to make them consistent with the Basel III framework. The final rules apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies (“banking organizations”). Among other things, the rules established a common equity tier 1 (CET1) minimum capital requirement (4.5% of risk-weighted assets) and a higher minimum tier 1 capital requirement (from 4.0% to 6.0% of risk-weighted assets), and assign higher risk weightings (150%) to exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property. The new minimum regulatory capital requirements established by BASEL III were fully phased in on January 1, 2019.

As fully phased in, Basel III requires financial institutions to maintain: (a) a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, (b) a minimum ratio of tier 1 capital to risk-weighted assets of at least 6.0%; (c) a minimum ratio of total (that is, tier 1 plus tier 2) capital to risk-weighted assets of at least 8.0%); and (d) a minimum leverage ratio of 3.0%, calculated as the ratio of tier 1 capital balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter). In addition, the rules also limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” of 2.5% above the minimum standards stated in (a) - (c) above.

At March 31, 2019, the Bank exceeded the fully phased in regulatory requirements to be considered a "well capitalized" financial institution under Basel III. The Bank’s CET1 and Tier 1 Capital ratio was 14.49%, its Total Capital ratio was 15.22% and its Tier 1 leverage was 9.74%. On a consolidated basis, the Company’s CET1 and Tier 1 Capital ratio was 14.83%, and Total Capital ratio and Tier 1 leverage ratio was 15.55% and 9.96%, respectively. Thus, the Company and the Bank also maintain capital sufficient to cover the additional 2.5% capital conservation buffer.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2019, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined by the Securities Exchange Act of 1934 (“Exchange Act”), Rule 13a-15(e). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2019 due to a material weakness in the Company’s internal control over financial reporting as previously described in the Company’s Annual Report on Form 10-K for the period ended December 31, 2018.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness was related to management not designing and maintaining controls over the annual review process for evaluating risk ratings on commercial loans. Management is in the process of remediating this material weakness by expanding and formally documenting policies and procedures pertaining to the ongoing process for evaluating risk ratings on commercial loans and officially testing the key controls.

At December 31, 2018, a material weakness related to management not designing and maintaining controls over the accounting for income taxes was also described in the Company’s 2018 Annual Report on Form 10-K. As of March 31, 2019, the Company has corrected this material weakness, ensuring unusual, complex, non-recurring tax items are reviewed by independent tax experts.

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting.

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

There have been no material changes to the risk factors that were disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company has an active share repurchase program in place, to which there is no expiration date. As of May 10, 2019, the number of shares that may yet be purchased under the program was 169,774. Transactions pursuant to the repurchase program in the three month period ended March 31, 2019 are shown below.

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number	Average	Part of Publicly	Shares that May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	per Share	Programs	Plans or Programs (1)

January 1-31, 2019	-	$-	-	170,574
February 1-28, 2019	150	-	150	170,424
March 1-31, 2019	650	-	650	169,774

Totals	800		800	169,774

No repurchase plan or program expired during the quarter. The Company has no stock repurchase plan or program that it has determined to terminate prior to expiration or under which it does not intend to make further purchases.

Certain regulatory restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. At March 31, 2019, $34,619,000 of undistributed earnings of the Bank, included in the consolidated stockholders’ equity, was available for distribution to the Company as dividends without prior regulatory approval, subject to regulatory capital requirements.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4.	MINE SAFETY DISCLOSURES

Not applicable

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS

3.1	-	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3(i) to the Company’s Current Report on Form 8-K filed with the SEC on November 12, 2015)

3.2	-	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the SEC on February 27, 2019)

31.1	-	Rule 13a – 14(a)/15d – 14(a) Certification of President and Chief Executive Officer

31.2	-	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Financial Officer

32.1	-	Section 1350 Certification of President and Chief Executive Officer

32.2	-	Section 1350 Certification of Chief Financial Officer

101.LAB	-	XBRL Taxonomy Extension Label Linkbase

101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase

101.INS	-	XBRL Instance Document

101.SCH	-	XBRL Taxonomy Extension Schema

101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	-	XBRL Taxonomy Extension Definition Linkbase

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Juniata Valley Financial Corp.
(Registrant)

Date:	May 10, 2019	By:	/s/ Marcie A. Barber
Marcie A. Barber, President
Chief Executive Officer
(Principal Executive Officer)

Date:	May 10, 2019	By:	/s/ JoAnn N. McMinn
JoAnn N. McMinn
Chief Financial Officer
(Principal Accounting Officer and
Principal Financial Officer)

