Form 10-Q
period 2019-06-30
JUNIATA VALLEY FINANCIAL CORP
filed 2019-08-09
CIK 714712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM L10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended June 30, 2019

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number 000-13232
Juniata Valley Financial Corp.
(Exact name of registrant as specified in its charter)
Pennsylvania	23‑2235254
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
Bridge and Main Streets, Mifflintown, Pennsylvania	17059
(Address of principal executive offices)	(Zip Code)
(855) 582-5101
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[ X ]  Yes        [   ]  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

[ X ]  Yes        [   ]  No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company”  in Rule 12b‑2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ X ]
Non-accelerated filer [ ]	Smaller reporting company [ X ]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).

[    ]  Yes       [ X ]  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 09, 2019
Common Stock ($1.00 par value)	5,103,628 shares

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Financial Condition

	(Unaudited)
(Dollars in thousands, except share data)	June 30, 2019	December 31, 2018
ASSETS
Cash and due from banks	$14,431	$15,617
Interest bearing deposits with banks	2,117	110
Federal funds sold	9,000	729
Cash and cash equivalents	25,548	16,456

Interest bearing time deposits with banks	2,700	3,290
Equity securities	1,133	1,118
Debt securities available for sale	180,019	141,953
Restricted investment in bank stock	3,098	2,441
Total loans	407,451	417,631
Less: Allowance for loan losses	(3,015)	(3,034)
Total loans, net of allowance for loan losses	404,436	414,597
Premises and equipment, net	8,518	8,744
Other real estate owned	595	744
Bank owned life insurance and annuities	16,095	15,938
Investment in low income housing partnerships	4,235	4,545
Core deposit and other intangible assets	361	405
Goodwill	9,047	9,139
Mortgage servicing rights	190	200
Accrued interest receivable and other assets	6,089	5,666
Total assets	$662,064	$625,236
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$123,355	$126,057
Interest bearing	411,020	395,665
Total deposits	534,375	521,722

Securities sold under agreements to repurchase	2,857	2,911
Short-term borrowings	—	11,600
Long-term debt	45,000	15,000
Other interest bearing liabilities	1,596	1,596
Accrued interest payable and other liabilities	5,710	5,029
Total liabilities	589,538	557,858
Stockholders’ Equity:
Preferred stock, no par value: Authorized - 500,000 shares, none issued	—	—
Common stock, par value $1.00 per share: Authorized 20,000,000 shares Issued - 5,141,749 shares at June 30, 2019; 5,134,249 shares at December 31, 2018 Outstanding - 5,103,628 shares at June 30, 2019; 5,092,048 shares at December 31, 2018	5,142	5,134
Surplus	24,858	24,821
Retained earnings	43,539	42,525
Accumulated other comprehensive loss	(301)	(4,299)
Cost of common stock in Treasury: 38,121 shares at June 30, 2019; 42,201 shares at December 31, 2018	(712)	(803)
Total stockholders’ equity	72,526	67,378
Total liabilities and stockholders’ equity	$662,064	$625,236

See Notes to Consolidated Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except share data)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Interest income:		(adjusted)		(adjusted)
Loans, including fees	$5,611	$5,041	$10,866	$9,592
Taxable securities	940	765	1,789	1,540
Tax-exempt securities	32	99	93	202
Other interest income	129	39	182	49
Total interest income	6,712	5,944	12,930	11,383
Interest expense:
Deposits	973	745	1,836	1,339
Securities sold under agreements to repurchase	10	17	21	32
Short-term borrowings	1	59	14	143
Long-term debt	165	60	326	153
Other interest bearing liabilities	11	9	22	17
Total interest expense	1,160	890	2,219	1,684
Net interest income	5,552	5,054	10,711	9,699
Provision for loan losses	(459)	41	(444)	199
Net interest income after provision for loan losses	6,011	5,013	11,155	9,500
Non-interest income:
Customer service fees	429	437	851	849
Debit card fee income	364	324	672	616
Earnings on bank-owned life insurance and annuities	71	86	140	167
Trust fees	91	123	190	225
Commissions from sales of non-deposit products	95	70	166	120
Income/gain from unconsolidated subsidiary	—	227	—	296
Fees derived from loan activity	64	77	134	172
Mortgage banking income	19	17	36	36
Loss on sales and calls of securities	—	—	(56)	(15)
Change in value of equity securities	6	52	15	46
Other non-interest income	75	83	160	158
Total non-interest income	1,214	1,496	2,308	2,670
Non-interest expense:
Employee compensation expense	2,068	1,933	4,036	3,725
Employee benefits	857	523	1,598	1,087
Occupancy	321	294	670	612
Equipment	218	197	432	404
Data processing expense	528	488	989	904
Director compensation	54	53	105	107
Professional fees	365	177	562	354
Taxes, other than income	144	139	278	252
FDIC Insurance premiums	51	79	107	149
Loss (gain) on sales of other real estate owned	14	(10)	14	(10)
Amortization of intangible assets	22	20	44	31
Amortization of investment in low-income housing partnerships	200	200	400	400
Merger and acquisition expense	—	376	—	440
Other non-interest expense	452	437	894	856
Total non-interest expense	5,294	4,906	10,129	9,311
Income before income taxes	1,931	1,603	3,334	2,859
Income tax provision (benefit)	86	(372)	76	(443)
Net income	$1,845	$1,975	$3,258	$3,302
Earnings per share
Basic	$0.36	$0.40	$0.64	$0.68
Diluted	$0.36	$0.39	$0.64	$0.67
Weighted average basic shares outstanding	5,101,751	4,987,137	5,098,460	4,879,361
Weighted average diluted shares outstanding	5,121,273	5,008,218	5,119,030	4,898,248

See Notes to Consolidated Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)	Three Months Ended June 30,
	2019			2018 (adjusted)
	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
	Amount	Effect	Amount	Amount	Effect	Amount
Net income	$1,931	$(86)	$1,845	$1,603	$372	$1,975
Other comprehensive income (loss):
Available for sale securities:
Unrealized holding gains (losses) arising during the period	1,722	(361)	1,361	(528)	111	(417)
Unrealized holding gain from unconsolidated subsidiary	—	—	—	16	—	16
Pension net gain	2,634	(553)	2,081	—	—	—
Pension loss due to change in assumptions	(1,478)	310	(1,168)	—	—	—
Amortization of pension net actuarial loss (2) (3)	306	(65)	241	40	(8)	32
Other comprehensive income (loss)	3,184	(669)	2,515	(472)	103	(369)
Total comprehensive income	$5,115	$(755)	$4,360	$1,131	$475	$1,606

(Dollars in thousands)	Six Months Ended June 30,
	2019			2018 (adjusted)
	Pre-Tax	Tax	Net-of-Tax	Pre-Tax	Tax	Net-of-Tax
	Amount	Effect	Amount	Amount	Effect	Amount
Net income	$3,334	$(76)	$3,258	$2,859	$443	$3,302
Other comprehensive income (loss):
Available for sale securities:
Unrealized holding gains (losses) arising during the period	3,515	(738)	2,777	(2,695)	566	(2,129)
Unrealized holding gain from unconsolidated subsidiary	—	—	—	5	—	5
Less reclassification adjustment for losses included in net income (1) (3)	56	(12)	44	15	(3)	12
Pension net gain	2,634	(553)	2,081	—	—	—
Pension loss due to change in assumptions	(1,478)	310	(1,168)	—	—	—
Amortization of pension net actuarial loss (2) (3)	334	(70)	264	81	(17)	64
Other comprehensive income (loss)	5,061	(1,063)	3,998	(2,594)	546	(2,048)
Total comprehensive income	$8,395	$(1,139)	$7,256	$265	$989	$1,254

(1)	Amounts are included in (loss) gain on sales and calls of securities on the consolidated statements of income as a separate element within total non-interest income.
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

See Notes to Consolidated Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Stockholders’ Equity (Unaudited)

	Three Months Ended June 30, 2019
					Accumulated
	Number				Other		Total
(Dollars in thousands, except share data)	of Shares	Common		Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Surplus	Earnings	Income (Loss)	Stock	Equity
Balance, April 1, 2019	5,098,748	$5,142	$24,832	$42,818	$(2,816)	$(803)	$69,173
Net income				1,845			1,845
Other comprehensive income					2,515		2,515
Cash dividends at $0.22 per share				(1,124)			(1,124)
Stock-based compensation			28				28
Treasury stock issued for stock plans	4,880		(2)			91	89
Balance, June 30, 2019	5,103,628	$5,142	$24,858	$43,539	$(301)	$(712)	$72,526

	Six Months Ended June 30, 2019
					Accumulated
	Number				Other		Total
(Dollars in thousands, except share data)	of Shares	Common		Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Surplus	Earnings	Income (Loss)	Stock	Equity
Balance, January 1, 2019	5,092,048	$5,134	$24,821	$42,525	$(4,299)	$(803)	$67,378
Net income				3,258			3,258
Other comprehensive income					3,998		3,998
Cash dividends at $0.44 per share				(2,244)			(2,244)
Stock-based compensation			47				47
Forfeiture of restricted stock	(800)						—
Treasury stock issued for stock plans	4,880		(2)			91	89
Common stock issued for stock plans	7,500	8	(8)				—
Balance, June 30, 2019	5,103,628	$5,142	$24,858	$43,539	$(301)	$(712)	$72,526

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Stockholders’ Equity (Unaudited)

	Three Months Ended June 30, 2018
					Accumulated
	Number				Other		Total
(Dollars in thousands, except share data)	of Shares	Common		Retained	Comprehensive	Treasury	Stockholders'
	Outstanding	Stock	Surplus	Earnings	Loss	Stock	Equity
Balance at April 1, 2018	4,772,948	$4,816	$18,575	$41,310	$(5,869)	$(833)	$57,999
Net income (adjusted)				1,975			1,975
Other comprehensive income					(369)		(369)
Cash dividends at $0.22 per share				(1,121)			(1,121)
Stock-based compensation			21				21
Treasury stock issued for stock plans	3,170		(4)			60	56
Comon stock issued for stock plans	2,134	3	39				42
Common stock issued to LCB shareholders	315,284	315	6,148				6,463
Balance, June 30, 2018	5,093,536	$5,134	$24,779	$42,164	$(6,238)	$(773)	$65,066

	Six Months Ended June 30, 2018
					Accumulated
	Number				Other		Total
(Dollars in thousands, except share data)	of Shares	Common		Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Surplus	Earnings	Loss	Stock	Equity
Balance, January 1, 2018	4,767,656	$4,811	$18,565	$40,876	$(4,034)	$(831)	$59,387
Net income (adjusted)				3,302			3,302
Other comprehensive loss					(2,048)		(2,048)
Reclassification for ASU 2016-01				156	(156)		—
Cash dividends at $0.44 per share				(2,170)			(2,170)
Stock-based compensation			39				39
Purchase of treasury stock	(1,928)					(40)	(40)
Treasury stock issued for stock plans	5,170		(7)			98	91
Common stock issued for stock plans	7,354	8	34				42
Common stock issued for acquisition	315,284	315	6,148				6,463
Balance, June 30, 2018	5,093,536	$5,134	$24,779	$42,164	$(6,238)	$(773)	$65,066

See Notes to Consolidated Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)	Six Months Ended June 30,
	2019	2018
Operating activities:		(adjusted)
Net income	$3,258	$3,302
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	(444)	199
Depreciation	396	403
Net amortization of securities premiums	305	283
Net amortization of loan origination fees	50	35
Deferred net loan origination costs	(161)	(197)
Amortization of core deposit intangible asset	44	31
Amortization of investment in low income housing partnership	400	400
Net amortization of purchase fair value adjustments	(134)	(28)
Net realized loss on sales and calls of available for sale securities	56	15
Change in value of equity securities	(15)	(46)
Net loss (gain) on sales of other real estate owned	14	(10)
Earnings on bank owned life insurance and annuities	(140)	(167)
Deferred income tax expense (benefit)	132	(514)
Equity loss in unconsolidated subsidiary, net of dividends of $0 and $75, respectively	—	194
Equity gain from acquisition of unconsolidated subsidiary	—	(415)
Stock-based compensation expense	47	39
Proceeds from mortgage loans sold to others	46	46
Mortgage banking income	(36)	(36)
Increase in accrued interest receivable and other assets	(1,798)	(764)
Increase (decrease) in accrued interest payable and other liabilities	2,443	(208)
Net cash provided by operating activities	4,463	2,562
Investing activities:
Purchases of:
Securities available for sale	(54,716)	(4,119)
FHLB stock	(657)	—
Premises and equipment	(170)	(66)
Bank owned life insurance and annuities	(17)	(18)
Proceeds from:
Sales of securities available for sale	11,107	4,285
Maturities of and principal repayments on securities available for sale	8,753	6,324
Redemption of FHLB stock	—	730
Sale of other real estate owned	135	77
Sale of other assets	—	13
Net cash received from acquisition	—	7,561
Investment in low income housing partnerships	(90)	(100)
Net decrease in interest bearing time deposits with banks	590	245
Net decrease (increase) in loans	10,847	(6,447)
Net cash (used in) provided by investing activities	(24,218)	8,485
Financing activities:
Net increase in deposits	12,656	18,721
Net decrease in short-term borrowings and securities sold under agreements to repurchase	(11,654)	(10,426)
Issuance of long-term debt	45,000	—
Repayment of long-term debt	(15,000)	(10,000)
Cash dividends	(2,244)	(2,170)
Purchase of treasury stock	—	(40)
Treasury stock issued for employee stock plans	89	91
Common stock issued for employee stock plans	—	42
Net cash provided by (used in) financing activities	28,847	(3,782)
Net increase in cash and cash equivalents	9,092	7,265
Cash and cash equivalents at beginning of year	16,456	9,897
Cash and cash equivalents at end of period	$25,548	$17,162

(Dollars in thousands)	Six Months Ended June 30,
	2019	2018
Supplemental information:
Interest paid	$2,058	$1,686
Income tax paid	18	14
Supplemental schedule of noncash investing and financing activities:
Transfer of loans to other real estate owned	$—	$86
Transfer of loans to repossessed vehicles	—	12

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

The comparability of the results for the 2019 and 2018 periods was impacted by an adjustment related to the Liverpool  acquisition on April 30, 2018.  The previously reported net income for the three and six months ended June 30, 2018 of $1,569,000 and $2,896,000, respectively, was subsequently increased by $406,000 in the first quarter of 2019 due to the removal of a deferred tax liability related to Juniata’s previous 39.16% ownership in Liverpool upon its acquisition of Liverpool’s remaining shares on April 30, 2018. Therefore, periods presented for 2018 in the Consolidated Statements of Income, Comprehensive Income, Stockholders’ Equity, and Cash Flows have been updated to reflect this adjustment.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results may differ from those estimates, and such differences could be material to the financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three and six month periods ended June 30, 2019 are not necessarily indicative of the results for the year ending December 31, 2019. For further information, refer to the consolidated financial statements and notes thereto included in Juniata Valley Financial Corp.’s Annual Report on Form 10‑K (“Annual Report”) for the year ended December 31, 2018.

The Company has evaluated events and transactions occurring subsequent to the consolidated statement of financial condition date of June 30, 2019 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

2. RECENT ACCOUNTING STANDARDS UPDATES (“ASU”)

ASU 2018‑14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Topic 715‑20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans

Issued: August 2018

Summary: ASU 2018‑14 modifies the disclosure requirements under ASC 715‑20 for employers that sponsor defined benefit pension or other postretirement plans. Those modifications include the removal and addition of disclosure requirements as well as clarifying specific disclosure requirements.

Effective Date: The amendments are effective for public business entities for fiscal years ending after December 15, 2020. For all other entities, the amendments are effective for annual reporting periods ending after December 15, 2021. Early adoption is permitted. This Update will have no impact on the Company’s consolidated financial position and results of operations because Juniata’s Board of Directors terminated the Company’s defined benefit retirement plan, The Juniata

Valley Bank Retirement Plan, effective November 30, 2018. All participants have been properly notified and settlement of all obligations is expected to occur in the third quarter of 2019. See Note 12 for additional information.

ASU 2018‑13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement

Issued: August 2018

Summary: ASU 2018‑13 modifies the disclosure requirements for fair value measurements required under ASC 820. Those modifications include the removal and addition of disclosure requirements as well as clarifying specific disclosure requirements.

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

ASU 2017‑04, Simplifying the Test for Goodwill Impairment

Issued: January 2017

Summary: ASU 2017‑04 eliminates the requirement of Step 2 in the current guidance to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value in Step 1 of the current guidance.

Effective Date: The amendments are effective for public business entities for fiscal years beginning after December 15, 2019. The adoption of this Update is not expected to have an impact on the Company’s consolidated financial position and results of operations.

ASU 2016‑13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

Issued: June 2016

Summary: ASU 2016‑13 requires credit losses on most financial assets to be measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (“CECL”) model). Under this model, entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications unless reasonable expectation of a troubled debt restructuring exists) from the date of initial recognition of that instrument.

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

In May 2019, the FASB issued ASU 2019-05, Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief. This ASU provides transition relief for ASU 2016-13 by providing entities with an alternative to irrevocably elect the fair value option for eligible financial assets measured at amortized cost upon adoption of the new credit losses standard. To be eligible for the transition election, the existing financial asset must be both within the scope of the new credit losses standard and eligible for applying the fair value option in ASC 825-10. The election must be applied on an instrument-by-instrument basis and is not available for either available-for-sale or held-to-maturity debt securities. For entities that have not yet adopted ASU 2016-13, the effective dates for ASU 2019-05 are the same as those in ASU 2016-13. For entities that have adopted ASU 2016-13, ASU 2019-05 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted once ASU 2016-13 has been adopted.

Effective Date: ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. While the Company’s senior management is currently in the process of evaluating the impact of the amended guidance on its consolidated financial statements and disclosures, it expects the allowance for loan and lease losses (“ALLL”) to increase upon adoption given that the allowance will be required to cover the full remaining expected life of the portfolio, rather than the incurred loss under current U.S. GAAP. The extent of this increase is still being evaluated and will depend on economic conditions and the composition of the Company’s loan portfolio at the time of adoption. In preparation, the Company has taken steps to prepare for the implementation when it becomes effective by forming an internal taskforce, gathering pertinent data, participating in training courses, and partnering with a software provider that specializes in ALLL analysis, as well as assessing the sufficiency of data currently available through its core database.  On July 17, 2019, FASB voted to delay the effective date of this ASU for smaller reporting companies until fiscal years beginning after December 15, 2022. As the Corporation is a smaller reporting company, the proposed delay would be applicable, if approved by FASB.

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

Liverpool shareholders (other than Juniata, whose Liverpool common stock owned of record or beneficially was cancelled) received either: (i) 202.6286 shares of common stock of Juniata or (ii) $4,050.00 in cash in exchange for each share of Liverpool common stock subject to the limitation that cash would be paid for no more than 20% and no less than 15% of Liverpool’s outstanding common stock. As a result, Juniata issued 315,284 shares of common stock with an acquisition date fair value of approximately $6,463,000, based on Juniata’s closing stock price of $20.50 on April 30, 2018, and cash of $1,362,000, including cash in lieu of fractional shares, for a total Step Two purchase price consideration of $7,825,000. The total purchase price of the merger, including both the Step One adjusted basis and Step Two purchase price consideration, was $12,862,000.

The assets and liabilities of Liverpool were recorded on the consolidated balance sheet at their estimated fair value as of April 30, 2018, and its results of operations have been included in the consolidated income statement since such date.

The purchase price included goodwill and a core deposit intangible of $3,691,000 and $289,000, respectively. The core deposit intangible is being amortized over a ten-year period using a sum of the year’s digits basis. The goodwill is not being amortized but is tested annually for impairment, or more frequently if circumstances require. ASC 805 allows for adjustments to the estimated fair value of assets and liabilities, and the resulting goodwill for a period of up to one year after the merger date for new information that becomes available reflecting circumstances at the merger date. During the six months ended June 30, 2019, Juniata recorded a ($92,000) adjustment to goodwill relating to the tax treatment of Liverpool’s acquired net operating loss resulting in goodwill related to the Liverpool acquisition of $3,599,000 as illustrated in the table below.

Allocation of the purchase price was as follows:

(Dollars in thousands)	Recorded at		Recorded at
	April 30, 2018	Change	June 30, 2019
Step One Purchase Price Consideration
April 30, 2018 JUVF basis in LCB (before gain)	$4,622	$—	$4,622
Increase in Step One basis from equity gain in acquisition	415	—	415
Total Step One adjusted basis	5,037	—	5,037

Step Two Purchase Price Consideration
Purchase price assigned to LCB common shares exchanged for 315,284 JUVF common shares	$6,463	$—	$6,463
Purchase price assigned to LCB common shares exchanged for cash including cash in lieu of fractional shares	1,362	—	1,362
Total Step Two purchase price consideration	7,825	—	7,825
Total purchase price	12,862	—	12,862

LCB net assets acquired:
Tangible common equity	9,246	—	9,246
Adjustments to reflect assets acquired and liabilities assumed at fair value:
Total fair value adjustments	(95)	—	(95)
Associated deferred income taxes	20	92	112
Fair value adjustment to net assets acquired, net of tax	(75)	92	17
Total LCB net assets acquired	9,171	92	9,263
Goodwill resulting from the merger	$3,691	$(92)	$3,599

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed.

(Dollars in thousands)	Recorded at		Recorded at
	April 30, 2018	Change	June 30, 2019
Total purchase price	$12,862	$—	$12,862
Net assets acquired:
Cash and cash equivalents	8,923	—	8,923
Investments in time deposits with banks	3,675	—	3,675
Loans	31,331	—	31,331
Premises and equipment	125	—	125
Accrued interest receivable	123	—	123
Core deposit and other intangibles	289	—	289
Bank owned life insurance	632	—	632
FHLB stock	124	—	124
Other assets	267	92	359
Deposits	(36,052)	—	(36,052)
Accrued interest payable	(17)	—	(17)
Other liabilities	(249)	—	(249)
	9,171	92	9,263
Goodwill	$3,691	$(92)	$3,599

The fair value of the financial assets acquired included loans receivable with a gross amortized cost basis of $32,091,000. The table below illustrates the fair value adjustments made to the amortized cost basis of these loans receivable in order to present a fair value of the loans acquired.

(Dollars in thousands)

Gross amortized cost basis at April 30, 2018	$32,091
Market rate adjustment	272
Credit fair value adjustment on pools of homogeneous loans	(496)
Credit fair value adjustment on purchased credit impaired loans	(622)
Reversal of existing deferred fees and premiums	86
Fair value of purchased loans at April 30, 2018	$31,331

The market rate adjustment represents the movement in market interest rates, irrespective of credit adjustments, compared to the stated rates of the acquired loans. The credit adjustment made on pools of homogeneous loans represents the changes in credit quality of the underlying borrowers from the loan inception to the acquisition date. The credit adjustment on impaired loans is derived in accordance with ASC 310‑30 and represents the portion of the loan balances that has been deemed uncollectible based on the Company’s expectations of future cash flows for each respective loan.

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

The following table presents unaudited pro forma information as if the merger between Juniata and Liverpool had been completed on January 1, 2017. The pro forma information does not necessarily reflect the results of operations that would have occurred had Juniata merged with Liverpool at the beginning of 2017. Due to Juniata’s former 39.16% ownership in Liverpool, the income previously recorded in the three and six months ended June 30, 2018 that was attributable to the partial ownership of Liverpool has been excluded, in addition to merger-related costs incurred in 2018 and the resulting tax impacts. Supplemental pro forma earnings for the three months ended June 30, 2018 were adjusted to exclude $227,000 of income/gain from unconsolidated subsidiary, $376,000 in merger-related expenses, and the resulting $31,000 tax benefit, as well as the $406,000 tax credit from the removal of a deferred tax liability related to Juniata’s previous 39.16% ownership in Liverpool. Supplemental pro forma earnings for the six months ended June 30, 2018 were adjusted to exclude $296,000 of income/gain from unconsolidated subsidiary, $440,000 in merger-related expenses, and the resulting tax benefit of $30,000, as well as the aforementioned $406,000 tax credit. A 21% tax rate was assumed. The pro forma financial information does not include the impact of possible business model changes, nor does it consider any potential impacts of current market conditions or revenues, expense efficiencies or other factors.

(Dollars in thousands; except share data)	Three Months Ended June 30,	Six Months Ended June 30,
	2018	2018
Net interest income after loan loss provision	$5,487	$10,449
Noninterest income	1,312	2,460
Noninterest expense	4,649	9,111
Net income available to common shareholders	2,001	3,637
Net income per common share	0.39	0.71

4. ACCUMULATED OTHER COMPREHENSIVE LOSS

Components of accumulated other comprehensive loss, net of tax, consisted of the following:

(Dollars in thousands)
	June 30, 2019	December 31, 2018
Unrealized gains (losses) on available for sale securities	$174	$(2,647)
Defined benefit pension expense	(475)	(1,652)
Accumulated other comprehensive loss	$(301)	$(4,299)

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

The following table sets forth the computation of basic and diluted earnings per share:

(Dollars in thousands, except earnings per share data)	Three Months Ended June 30,
	2019	2018
Net income	$1,845	$1,975
Weighted-average common shares outstanding	5,102	4,987
Basic earnings per share	$0.36	$0.40
Weighted-average common shares outstanding	$5,102	4,987
Common stock equivalents due to effect of stock options	20	21
Total weighted-average common shares and equivalents	5,122	5,008
Diluted earnings per share	$0.36	$0.39

(Dollars in thousands, except earnings per share)	Six months ended June 30,
	2019	2018
Net income	$3,258	$3,302
Weighted-average common shares outstanding	5,098	4,879
Basic earnings per share	$0.64	$0.68
Weighted-average common shares outstanding	5,098	4,879
Common stock equivalents due to effect of stock options	21	19
Total weighted-average common shares and equivalents	$5,119	$4,898
Diluted earnings per share	$0.64	$0.67

6. SECURITIES

Equity Securities

Equity securities owned by the Company consist of common stock of various financial services providers. Upon the adoption of ASU 2016‑01 on January 1, 2018, all of the Company’s equity securities were within the scope of ASC Topic 321, Investments – Equity Securities. Topic 321 requires all equity securities within its scope to be measured at fair value with changes in fair value recognized in net income. As of June 30, 2019, the Company had $1,133,000 in equity securities recorded at fair value and $1,118,000 in equity securities recorded at fair value at December 31, 2018. The Company recorded a net gain of $6,000 and $15,000 during the three and six months ended June 30, 2019 and a net gain of $52,000 and $46,000 during the three and six months ended June 30, 2018 on the consolidated statements of income as a result of  the change in fair value of the Company’s equity securities.

Debt Securities Available for Sale

Debt securities classified as available for sale, which include marketable investment securities, are within the scope of ASC Topic 320, Investments – Debt Securities. Topic 320 requires all debt securities within its scope to be stated at fair value, with the unrealized gains and losses, net of tax, reported as a component of other comprehensive income (loss). Securities classified as available for sale are those securities that the Company intends to hold for an indefinite period of time but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movement in interest rates, changes in maturity mix of the Company’s assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors. Interest and dividends are recognized as income when earned. Premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains or losses on the disposition of securities available for sale are based on the net proceeds and the adjusted carrying amount of the securities sold, determined on a specific identification basis.

The Company’s available for sale investment portfolio includes primarily bonds issued by U.S. Government sponsored enterprises (approximately 13% of the investment portfolio), mortgage-backed securities issued by Government-sponsored entities and backed by residential mortgages (approximately 83%) and municipal bonds (approximately 4%) as of June 30, 2019. Most of the municipal bonds are general obligation bonds with maturities or pre-refunding dates within 5 years.

The amortized cost and fair value of securities available for sale as of June 30, 2019 and December 31, 2018, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the securities may be called or prepaid with or without prepayment penalties.

(Dollars in thousands)	June 30, 2019
			Gross	Gross
	Amortized	Fair	Unrealized	Unrealized
Debt Securities Available for Sale	Cost	Value	Gains	Losses
Type and Maturity
Obligations of U.S. Government sponsored enterprises
After one year but within five years	$21,998	$21,962	$1	$(37)
After five years but within ten years	2,000	2,001	1	—
	23,998	23,963	2	(37)
Obligations of state and political subdivisions
Within one year	1,306	1,308	2	—
After one year but within five years	2,777	2,784	8	(1)
After five years but within ten years	2,226	2,229	3	—
	6,309	6,321	13	(1)
Mortgage-backed securities	149,499	149,735	791	(555)
Total	$179,806	$180,019	$806	$(593)

(Dollars in thousands)	December 31, 2018
			Gross	Gross
	Amortized	Fair	Unrealized	Unrealized
Debt Securities Available for Sale	Cost	Value	Gains	Losses
Type and Maturity
Obligations of U.S. Government sponsored enterprises
After one year but within five years	$20,998	$20,355	$—	$(643)
After five years but within ten years	2,999	2,911	—	(88)
	23,997	23,266	—	(731)
Obligations of state and political subdivisions
Within one year	826	826	—	—
After one year but within five years	14,751	14,686	13	(78)
After five years but within ten years	2,779	2,669	—	(110)
	18,356	18,181	13	(188)
Mortgage-backed securities	102,957	100,506	172	(2,623)
Total	$145,310	$141,953	$185	$(3,542)

Certain obligations of the U.S. Government and state and political subdivisions are pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law. The carrying value of the pledged assets was $53,645,000 and $50,157,000 at June 30, 2019 and December 31, 2018, respectively.

In addition to cash received from the scheduled maturities of investment securities, some securities available for sale are sold or called at current market values during the course of normal operations.

There were no securities sold or called during the three months ended June 30, 2019 or 2018. The following table summarizes proceeds received from sales or calls of available for sale investment securities transactions and the resulting realized gains and losses during the six months ended June 30, 2019 and 2018.

(Dollars in thousands)	Six Months Ended
	June 30,
	2019	2018
Gross proceeds from sales and calls of securities	$11,107	$4,285
Securities available for sale:
Gross realized gains from sold and called securities	$5	$—
Gross realized losses from sold and called securities	(61)	(15)
Net losses from sales and calls of securities	$(56)	$(15)

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

The following tables show gross unrealized losses and fair values of debt securities available for sale, aggregated by category and length of time the individual securities have been in a continuous unrealized loss position, at June 30, 2019 and December 31, 2018:

	Unrealized Losses at June 30, 2019
	Less Than 12 Months			12 Months or More			Total
(Dollars in thousands)	Number			Number			Number
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Obligations of U.S. Government sponsored enterprises	1	$1,993	$(7)	5	$8,470	$(30)	6	$10,463	$(37)
Obligations of state and political subdivisions	—	—	—	2	585	(1)	2	585	(1)
Mortgage-backed securities	3	15,211	(10)	34	35,501	(545)	37	50,712	(555)
Total temporarily impaired securities	4	$17,204	$(17)	41	$44,556	$(576)	45	$61,760	$(593)

	Unrealized Losses at December 31, 2018
	Less Than 12 Months			12 Months or More			Total
(Dollars in thousands)	Number			Number			Number
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Obligations of U.S. Government sponsored enterprises	—	$—	$—	14	$23,267	$(731)	14	$23,267	$(731)
Obligations of state and political subdivisions	8	5,055	(10)	13	8,242	(178)	21	13,297	(188)
Mortgage-backed securities	3	6,726	(32)	43	77,170	(2,591)	46	83,896	(2,623)
Total temporarily impaired securities	11	$11,781	$(42)	70	$108,679	$(3,500)	81	$120,460	$(3,542)

At June 30, 2019, six obligations of U.S. Government sponsored enterprises had unrealized losses. Five of these securities have been in a continuous loss position for 12 months or more.

At June 30, 2019, two obligations of state and political subdivisions had unrealized losses. Both of these securities have been in a continuous loss position for 12 months or more.

At June 30, 2019, thirty-seven mortgage-backed securities had an unrealized loss. Thirty-four of these securities have been in a continuous loss position for 12 months or more. The mortgage-backed securities in the Company’s portfolio are government sponsored enterprise (GSE) pass-through instruments issued by the Federal National Mortgage Association (FNMA) or Federal Home Loan Mortgage Corporation (FHLMC), which guarantees the timely payment of principal on these investments.

The unrealized losses noted above are considered to be temporary impairments. The decline in the values of the debt securities is due only to interest rate fluctuations, rather than erosion of issuer credit quality. As a result, the payment of contractual cash flows, including principal repayment, is not at risk. Because the Company does not intend to sell the securities, does not believe the Company will be required to sell the securities before recovery and expects to recover the entire amortized cost basis, none of the debt securities are deemed to be other-than-temporarily impaired for the periods ended, June 30, 2019, June 30, 2018 and December 31, 2018, respectively.

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

The Company originates loans in the portfolio with the intent to hold them until maturity. At the time the Company no longer intends to hold loans to maturity based on asset/liability management practices, the Company transfers loans from its portfolio to held for sale at fair value. Any write-down recorded upon transfer is charged against the allowance for loan losses. Any write-downs recorded after the initial transfers are recorded as a charge to other non-interest expense. Gains or losses recognized upon sale are included in gains on sales of loans, which is a component of non-interest income.

Loans Held for Sale

The Company has originated residential mortgage loans with the intent to sell. These individual loans are normally funded by the buyer immediately. The Company maintains servicing rights on these loans. Mortgage servicing rights are recognized as an asset upon the sale of a mortgage loan. A portion of the cost of the loan is allocated to the servicing right based upon fair value. Servicing rights are intangible assets and are carried at estimated fair value. Adjustments to fair value are recorded as non-interest income and included in mortgage banking income in the consolidated statements of income.

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

The Company offers fixed-rate and adjustable rate mortgage loans with terms up to a maximum of 25‑years for both permanent structures and those under construction. The Company’s one-to-four family residential mortgage originations are secured primarily by properties located in its primary market area and surrounding areas. The majority of the Company’s residential mortgage loans originate with a loan-to-value of 80% or less. Home equity installment loans are secured by the borrower’s primary residence with a maximum loan-to-value of 95% and a maximum term of 15 years. Home equity lines of credit are secured by the borrower’s primary residence with a maximum loan-to-value of 90% and a maximum term of 20 years.

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

Allowance for Credit Losses

The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments. The allowance for loan losses (“allowance”) represents management’s estimate of probable incurred losses in the loan portfolio as of the consolidated statement of financial condition date and is recorded as a reduction to loans. The reserve for unfunded lending commitments represents management’s estimate of probable incurred losses in its unfunded lending commitments and is recorded in other liabilities on the consolidated statement of financial condition, when necessary. The amount of the reserve for unfunded lending commitments is not material to the consolidated financial statements. The allowance for loan losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.

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

The allowance for loan losses is maintained at a level considered adequate to offset probable incurred losses on the Company’s existing loans. The analysis of the allowance for loan losses relies heavily on changes in observable trends that may indicate potential credit weaknesses. Management’s periodic evaluation of the adequacy of the allowance is based on the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect a borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available.  Based on management’s comprehensive analysis of the loan portfolio, management believes the level of the allowance for loan losses as of June 30, 2019 was adequate.

There are two components of the allowance: 1) specific allowances allocated to loans evaluated for impairment under ASC Section 310‑10‑35; and 2) allowances calculated for pools of loans evaluated collectively for impairment under ASC Subtopic 450‑20 (Contingencies).

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

The component of the allowance for pooled loan contingencies relates to other loans that have been segmented into risk rated categories. In accordance with ASC Subtopic 450‑20, when measuring estimated credit losses, these loans are grouped into homogenous pools with similar characteristics and evaluated collectively considering both quantitative measures, such as historical loss, and qualitative measures, in the form of environmental adjustments.

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

Qualitative factor determination:

Historical loss rates computed in the quantitative component reflects an estimate of the level of probable incurred losses in the portfolio based on historical experience. Management considers that the current conditions may deviate from those that prevailed over the historical look-back period. Thus, the quantitative rates are an imperfect estimate, necessitating an evaluation of qualitative considerations (i.e. environmental factors) to incorporate these risks.

Management considered qualitative, environmental risk factors including:

•	National, regional and local economic and business conditions, and developments that affect the collectability of the portfolio, including the condition of various market segments;
•	Changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified loans;
•	Changes in the nature and volume of the portfolio and terms of loans;
•	Changes in the experience, ability and depth of lending and credit management and other relevant staff;
•	Existence and effect of any concentrations of credit and changes in the level of such concentrations;
•	Changes in the quality of the loan review system;
•	Changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off and recovery practices;
•	Changes in the value of underlying collateral for collateral-dependent loans; and
•	Effect of external influences, including competition, legal and regulatory requirements.

Within each loan segment, an analysis was performed over a ten-year look-back period to discover peak historical losses, and with this data, management established ranges of risk from minimal to very high, for each risk factor, to produce a supportable anchor for risk assignment. Based on the framework for risk factor evaluation and range of adjustments established through the anchoring process, a risk assessment and corresponding adjustment was assigned for each portfolio segment as of June 30, 2019. Adjustments to the factors are supported through documentation of changes in conditions in a narrative accompanying the allowance for loan loss calculation.

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

Loans acquired through business combinations that meet the specific criteria of ASC 310-30 are individually evaluated each period to analyze expected cash flows. To the extent that the expected cash flows of a loan have decreased due to credit deterioration, an allowance is established. These loans are accounted for under the ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. The excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is recognized into interest income over the remaining life of the loan. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition, is referred to as the nonaccretable discount. The nonaccretable discount includes estimated future credit losses expected to be incurred over the life of the loan. Subsequent decreases to the expected cash flows will require Juniata to evaluate the need for an additional allowance for credit losses. Subsequent improvement in expected cash flows will result in the reversal of a corresponding amount of the nonaccretable discount, which Juniata will then reclassify as an accretable discount that will be recognized into interest income over the remaining life of the loan.

Loans acquired through business combinations that do not meet the specific criteria of ASC 310-30 are accounted for under ASC 310-20. These loans are initially recorded at fair value and include credit and interest rate marks associated with acquisition accounting adjustments. Purchase premiums or discounts are subsequently amortized as an adjustment to yield over the estimated contractual lives of the loans. There is no allowance for loan losses established at the acquisition date for acquired performing loans. An allowance for loan losses is recorded for any credit deterioration in these loans subsequent to acquisition.

Acquired loans that met the criteria for impaired or nonaccrual of interest prior to the acquisition may be considered performing upon acquisition, regardless of whether the customer is contractually delinquent, if Juniata expects to fully collect the new carrying value (i.e. fair value) of the loans. As such, Juniata may no longer consider the loan to be nonaccrual or nonperforming, and may accrue interest on these loans, including the impact of any accretable discount. In addition, charge-offs on such loans would be first applied to the nonaccretable difference portion of the fair value adjustment.

Loan Portfolio Classification

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of June 30, 2019 and December 31, 2018.

(Dollars in thousands)		Special
As of June 30, 2019	Pass	Mention	Substandard	Doubtful	Total
Commercial, financial and agricultural	$41,619	$2,965	$1,868	$—	$46,452
Real estate - commercial	122,200	6,235	7,716	52	136,203
Real estate - construction	35,882	296	1,654	—	37,832
Real estate - mortgage	153,450	214	1,963	134	155,761
Obligations of states and political subdivisions	21,385	—	—	—	21,385
Personal	9,804	—	14	—	9,818
Total	$384,340	$9,710	$13,215	$186	$407,451

(Dollars in thousands)		Special
As of December 31, 2018	Pass	Mention	Substandard	Doubtful	Total
Commercial, financial and agricultural	$42,757	$2,992	$814	$—	$46,563
Real estate - commercial	125,352	8,590	6,459	894	141,295
Real estate - construction	34,131	—	2,528	29	36,688
Real estate - mortgage	160,774	24	2,569	181	163,548
Obligations of states and political subdivisions	19,129	—	—	—	19,129
Personal	10,389	—	19	—	10,408
Total	$392,532	$11,606	$12,389	$1,104	$417,631

The Company has certain loans in its portfolio that are considered to be impaired. It is the policy of the Company to recognize income on impaired loans that have been transferred to nonaccrual status on a cash basis, only to the extent that it exceeds anticipated principal balance recovery. Until an impaired loan is placed on nonaccrual status, income is recognized on the accrual basis. Collateral analysis is performed on each impaired loan at least quarterly, and results are used to determine if a specific reserve is necessary to adjust the carrying value of each individual loan down to the estimated fair value. Generally, specific reserves are carried against impaired loans based upon estimated collateral value until a confirming loss event occurs or until termination of the credit is scheduled through liquidation of the collateral or foreclosure. Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process at June 30, 2019 and December 31, 2018 totaled $405,000 and $94,000, respectively. Charge-offs will occur when a confirmed loss is identified. Professional appraisals of collateral, discounted for expected selling costs, appraisal age, economic conditions and other known factors are used to determine the charge-off amount.

The following table summarizes information regarding impaired loans by portfolio class as of June 30, 2019 and December 31, 2018.

(Dollars in thousands)	As of June 30, 2019			As of December 31, 2018
	Recorded	Unpaid Principal	Related	Recorded	Unpaid Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
Impaired loans
With no related allowance recorded:
Commercial, financial and agricultural	$763	$764	$—	$—	$—	$—
Real estate - commercial	1,242	1,336	—	909	1,303	—
Acquired with credit deterioration	385	412	—	544	592	—
Real estate – construction	—	1,074	—	27	1,123	—
Real estate - mortgage	1,272	1,947	—	1,180	1,912	—
Acquired with credit deterioration	776	887	—	971	1,061	—
Personal	14	14	—	17	17	—
Total:
Commercial, financial and agricultural	$763	$764	$—	$—	$—	$—
Real estate - commercial	1,242	1,336	—	909	1,303	—
Acquired with credit deterioration	385	412	—	544	592	—
Real estate - construction	—	1,074	—	27	1,123	—
Real estate – mortgage	1,272	1,947	—	1,180	1,912	—
Acquired with credit deterioration	776	887	—	971	1,061	—
Personal	14	14	—	17	17	—
	$4,452	$6,434	$—	$3,648	$6,008	$—

Average recorded investment of impaired loans and related interest income recognized for the three and six months ended June 30, 2019 and 2018 are summarized in the tables below.

(Dollars in thousands)	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
	Average	Interest	Cash Basis	Average	Interest	Cash Basis
	Recorded	Income	Interest	Recorded	Income	Interest
	Investment	Recognized	Income	Investment	Recognized	Income
Impaired loans
With no related allowance recorded:
Commercial, financial and agricultural	$382	$22	$—	$1	$—	$—
Real estate - commercial	1,228	32	—	906	—	—
Acquired with credit deterioration	458	—	—	351	—	—
Real estate - construction	—	—	—	—	—	—
Real estate - mortgage	1,291	4	11	2,034	5	1
Acquired with credit deterioration	860	—	—	730	—	—
Personal	14	—	—	9	—	—
Total:
Commercial, financial and agricultural	$382	$22	$—	$1	$—	$—
Real estate - commercial	1,228	32	—	906	—	—
Acquired with credit deterioration	458	—	—	351	—	—
Real estate - mortgage	1,291	4	11	2,034	5	1
Acquired with credit deterioration	860	—	—	730	—	—
Personal	14	—	—	9	—	—
	$4,233	$58	$11	$4,031	$5	$1

(Dollars in thousands)	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
	Average	Interest	Cash Basis	Average	Interest	Cash Basis
	Recorded	Income	Interest	Recorded	Income	Interest
	Investment	Recognized	Income	Investment	Recognized	Income
Impaired Loans
With no related allowance recorded:
Commercial, financial and agricultural	$382	$22	$—	$234	$—	$—
Real estate - commercial	1,076	35	—	2,972	—	—
Acquired with credit deterioration	465	—	—	362	—	—
Real estate - construction	14	—	—	—	—	—
Real estate - mortgage	1,226	9	23	2,101	10	2
Acquired with credit deterioration	874	—	—	734	—	—
Personal	16	—	—	9	—	—
Total:
Commercial, financial and agricultural	$382	$22	$—	$234	$—	$—
Real estate - commercial	1,076	35	—	2,972	—	—
Acquired with credit deterioration	465	—	—	362	—	—
Real estate - construction	14	—	—	—	—	—
Real estate - mortgage	1,226	9	23	2,101	10	2
Acquired with credit deterioration	874	—	—	734	—	—
Personal	16	—	—	9	—
	$4,053	$66	$23	$6,412	$10	$2

The following table presents nonaccrual loans by classes of the loan portfolio as of June 30, 2019 and December 31, 2018.

(Dollars in thousands)
	June 30, 2019	December 31, 2018
Nonaccrual loans:
Real estate - commercial	$52	$908
Real estate - construction	—	29
Real estate - mortgage	858	753
Personal	14	17
Total	$924	$1,707

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the past due status as of June 30, 2019 and December 31, 2018.

(Dollars in thousands)							Loans
							Past Due
							Greater
				Greater			than 90
		30‑59 Days	60‑89 Days	than 90	Total Past		Days and
	Current	Past Due	Past Due	Days	Due	Total Loans	Accruing(1)
As of June 30, 2019
Commercial, financial and agricultural	$46,452	$—	$—	$—	$—	$46,452	$—
Real estate - commercial	135,431	—	335	52	387	135,818	—
Real estate - construction	37,807	—	25	—	25	37,832	—
Real estate - mortgage	153,495	805	192	493	1,490	154,985	—
Obligations of states and political subdivisions	21,385	—	—	—	—	21,385	—
Personal	9,785	19	—	14	33	9,818	—
Subtotal	404,355	824	552	559	1,935	406,290	—
Loans acquired with credit deterioration
Real estate - commercial	385	—	—	—	—	385	—
Real estate - mortgage	612	154	5	5	164	776	5
Subtotal	997	154	5	5	164	1,161	5
	$405,352	$978	$557	$564	$2,099	$407,451	$5

(Dollars in thousands)							Loans
							Past Due
							Greater
				Greater			than 90
		30‑59 Days	60‑89 Days	than 90	Total Past		Days and
	Current	Past Due	Past Due	Days	Due	Total Loans	Accruing(1)
As of December 31, 2018
Commercial, financial and agricultural	$46,557	$6	$—	$—	$6	$46,563	$—
Real estate - commercial	139,890	—	—	1,214	1,214	141,104	306
Real estate - construction	36,627	32	—	29	61	36,688	—
Real estate - mortgage	161,651	824	561	175	1,560	163,211	23
Obligations of states and political subdivisions	19,129	—	—	—	—	19,129	—
Personal	10,352	24	15	17	56	10,408	—
Subtotal	414,206	886	576	1,435	2,897	417,103	329
Loans acquired with credit deterioration
Real estate - commercial	51	140	—	—	140	191	—
Real estate - mortgage	71	259	—	7	266	337	7
Subtotal	122	399	—	7	406	528	7
	$414,328	$1,285	$576	$1,442	$3,303	$417,631	$336

(1)	These loans are guaranteed, or well-secured, and there is an effective means of collection in process.

The following tables summarize information regarding troubled debt restructurings by loan portfolio class at June 30, 2019 and December 31, 2018.

(Dollars in thousands)		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding
	Contracts	Recorded Investment	Recorded Investment	Recorded Investment
As of June 30, 2019
Accruing troubled debt restructurings:
Real estate - commercial	1	$306	$326	$324
Real estate - mortgage	8	499	527	416

Non-accruing troubled debt restructurings:
Real estate - mortgage	1	25	25	16
	10	$830	$878	$756

(Dollars in thousands)		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding
	Contracts	Recorded Investment	Recorded Investment	Recorded Investment
As of December 31, 2018
Accruing troubled debt restructurings:
Real estate - mortgage	8	$522	$550	$428

Non-accruing troubled debt restructurings:
Real estate - mortgage	1	25	25	17
	9	$547	$575	$445

The Company’s troubled debt restructurings are also impaired loans, which may result in a specific allocation and subsequent charge-off if appropriate. As of June 30, 2019, there were no specific reserves carried for troubled debt restructured loans. One troubled debt restructured loan for $324,000 was in default within 12 months of restructure during the three and six months ended June 30, 2019. There were no troubled debt restructured loans in default within 12 months of restructure during the three or six months ended June 30, 2018. On December 31, 2018, there were no specific reserves carried for the troubled debt restructurings, nor any charge-offs related to the troubled debt restructured loans. The amended terms of the restructured loans vary, and may include interest rates that have been reduced, principal payments that have been reduced or deferred for a period of time and/or maturity dates that have been extended.

There were no loan terms modified resulting in troubled debt restructuring during the three months ended June 30, 2019. There was one loan whose terms were modified resulting in troubled debt restructuring during the six months ended June 30, 2019. The following table lists the loan whose terms were modified resulting in a troubled debt restructuring during the six months ended June 30, 2019.

(Dollars in thousands)		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding
	Contracts	Recorded Investment	Recorded Investment	Recorded Investment
Six months ended June 30, 2019
Accruing troubled debt restructurings:
Real estate - commercial	1	$306	$326	$324
	1	$306	$326	$324

The following tables list the loan whose terms were modified resulting in a troubled debt restructuring during the three and six month periods ended June 30, 2018.

(Dollars in thousands)		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding
	Contracts	Recorded Investment	Recorded Investment	Recorded Investment
Three months ended June 30, 2018
Accruing troubled debt restructurings:
Real estate - mortgage	1	$153	$153	$153
	1	$153	$153	$153

(Dollars in thousands)		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding
	Contracts	Recorded Investment	Recorded Investment	Recorded Investment
Six months ended June 30, 2018
Accruing troubled debt restructurings:
Real estate - mortgage	1	$153	$153	$153
	1	$153	$153	$153

The following table presents the activity in the allowance for loan losses for the three and six months ended June 30, 2019 and 2018.

(Dollars in thousands)				Obligations
	Commercial,			of states
	financial and	Real estate-	Real estate-	and political	Real estate-
	agricultural	commercial	construction	subdivisions	mortgage	Personal	Total
Three Months Ended
June 30, 2019
Balance, beginning of period	$283	$1,043	$572	$21	$1,005	$70	$2,994
Provision for loan losses	(10)	(312)	(177)	1	16	23	(459)
Charge-offs	—	—	—	—	(2)	(26)	(28)
Recoveries	1	307	193	—	—	7	508
Balance, end of period	$274	$1,038	$588	$22	$1,019	$74	$3,015
June 30, 2018
Balance, beginning of period	$319	$1,059	$340	$—	$1,259	$58	$3,035
Provision for loan losses	26	3	(13)	—	14	11	41
Charge-offs	—	—	—	—	(17)	(12)	(29)
Recoveries	3	—	—	—	5	3	11
Balance, end of period	$348	$1,062	$327	$—	$1,261	$60	$3,058
Six Months Ended
June 30, 2019
Balance, beginning of period	$275	$1,074	$558	$20	$1,035	$72	$3,034
Provision for loan losses	(4)	(335)	(163)	2	28	28	(444)
Charge-offs	—	(15)	—	—	(49)	(37)	(101)
Recoveries	3	314	193	—	5	11	526
Balance, end of period	$274	$1,038	$588	$22	$1,019	$74	$3,015
June 30, 2018
Balance, beginning of period	$273	$1,022	$288	$—	$1,285	$71	$2,939
Provision for loan losses	69	86	39	—	(1)	6	199
Charge-offs	—	(51)	—	—	(28)	(23)	(102)
Recoveries	6	5	—	—	5	6	22
Balance, end of period	$348	$1,062	$327	$—	$1,261	$60	$3,058

The following table summarizes the ending loan balance individually evaluated for impairment based upon loan classification, as well as the related allowance for each at June 30, 2019 and December 31, 2018.

(Dollars in thousands)				Obligations
	Commercial,			of states
	financial and	Real estate-	Real estate-	and political	Real estate-
	agricultural	commercial	construction	subdivisions	mortgage	Personal	Total
June 30, 2019
Loans allocated by:
individually evaluated for impairment	$763	$1,242	$—	$—	$1,272	$14	$3,291
collectively evaluated for impairment	45,689	134,961	37,832	21,385	154,489	9,804	404,160
	$46,452	$136,203	$37,832	$21,385	$155,761	$9,818	$407,451
Allowance for loan losses allocated by:
individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
collectively evaluated for impairment	274	1,038	588	22	1,019	74	3,015
	$274	$1,038	$588	$22	$1,019	$74	$3,015
December 31, 2018
Loans allocated by:
individually evaluated for impairment	$—	$909	$27	$—	$1,180	$17	$2,133
collectively evaluated for impairment	46,563	140,386	36,661	19,129	162,368	10,391	415,498
	$46,563	$141,295	$36,688	$19,129	$163,548	$10,408	$417,631
Allowance for loan losses allocated by:
individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
collectively evaluated for impairment	275	1,074	558	20	1,035	72	3,034
	$275	$1,074	$558	$20	$1,035	$72	$3,034

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

Total goodwill at June 30, 2019 and December 31, 2018 was $9,047,000 and $9,139,000, respectively. Goodwill is not amortized but is tested annually for impairment or more frequently if certain events occur which might indicate goodwill has been impaired. There was no impairment of goodwill during the three or six month periods ended June 30, 2019 or 2018.

Intangible Assets

On November 30, 2015, a core deposit intangible in the amount of $303,000 associated with the FNBPA Bancorp, Inc. acquisition was recorded and is being amortized over a ten-year period using a sum of the year’s digits basis. Amortization expense recognized for the intangibles related to the FNBPA acquisition in the three and six  months ended June 30, 2019 was $9,000 and $19,000, respectively.

On April 30, 2018, a core deposit intangible in the amount of $289,000 associated with the Liverpool Community Bank acquisition was recorded and is being amortized over a ten-year period using a sum of the year’s digit basis. Amortization expense recognized for the intangible related to the Liverpool Community Bank acquisition in the three and six  months ended June 30, 2019 was $13,000 and $25,000, resepectively.

The following table shows the amortization schedule for each of the intangible assets recorded.

(Dollars in thousands)	FNBPA	LCB
	Acquisition	Acquisition
	Core	Core
	Deposit	Deposit
	Intangible	Intangible
Beginning Balance at Acquisition Date	$303	$289
Amortization expense recorded prior to January 1, 2018	108	—
Amortization expense recorded in the twelve months
ended December 31, 2018	44	35
Unamortized balance as of December 31, 2018	151	254
Amortization expense recorded in the
six months ended June 30, 2019	19	25
Unamortized balance as of June 30, 2019	$132	$229

Scheduled remaining amortization expense for years ended:
December 31, 2019	$19	$24
December 31, 2020	33	44
December 31, 2021	27	39
December 31, 2022	22	33
December 31, 2023	16	28
After December 31, 2023	15	61

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

10. BORROWINGS

Borrowings consisted of the following as of June 30, 2019 and December 31, 2018.

(Dollars in thousands)	June 30,	December 31,
	2019	2019
Securities sold under agreements to repurchase	$2,857	$2,911
Overnight advances with FHLB	—	11,600
Long-term debt with FHLB	45,000	15,000
	$47,857	$29,511

Long-term debt is comprised only of FHLB advances with an original maturity of one year or more. The following table summarizes the scheduled maturities of long-term debt as of June 30, 2019.

(Dollars in thousands)	Scheduled	Weighted Average
Year	Maturities	Interest Rate
2022	$5,000	2.74%
2023	5,000	2.79
2024	20,000	2.42
2025	15,000	2.41
	$45,000	2.49%

11. FAIR VALUE MEASUREMENT

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

Debt Securities Available for Sale – Debt securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurement from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.

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

The following tables summarize financial assets and financial liabilities measured at fair value as of June 30, 2019 and December 31, 2018, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value. There were no transfers of assets between fair value Level 1 and Level 2 during the six months ended June 30, 2019 or 2018.

		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
(Dollars in thousands)	June 30,	for Identical	Observable	Unobservable
	2019	Assets	Inputs	Inputs
Measured at fair value on a recurring basis:
Debt securities available-for-sale:
Obligations of U.S. Government agencies and corporations	$23,963	$—	$23,963	$—
Obligations of state and political subdivisions	6,321	—	6,321	—
Mortgage-backed securities	149,735	—	149,735	—
Equity securities	1,133	1,133	—	—
Mortgage servicing rights	190	—	—	190

Measured at fair value on a non-recurring basis:
Impaired loans	$186	$—	$—	$186
Other real estate owned	149	—	—	149

		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
(Dollars in thousands)	December 31,	for Identical	Observable	Unobservable
	2018	Assets	Inputs	Inputs
Measured at fair value on a recurring basis:
Debt securities available-for-sale:
Obligations of U.S. Government agencies and corporations	$23,266	$—	$23,266	$—
Obligations of state and political subdivisions	18,181	—	18,181	—
Mortgage-backed securities	100,506	—	100,506	—
Equity securities	1,118	1,118	—	—
Mortgage servicing rights	200	—	—	200

Measured at fair value on a non-recurring basis:
Impaired loans	$1,104	$—	$—	$1,104
Other real estate owned	149	—	—	149

The following tables present additional quantitative information about assets measured at fair value for which Level 3 inputs have been used to determine fair value:

(Dollars in thousands)
	Fair Value				Weighted
June 30, 2019	Estimate	Valuation Technique	Unobservable Input	Range	Average
Impaired loans	$186	Appraisal of collateral (1)	Appraisal and liquidation adjustments (2)	0% - 20% %	6%
Other real estate owned	149	Appraisal of collateral (1)	Appraisal and liquidation adjustments (2)	2%	2%
Mortgage servicing rights	190	Multiple of annual servicing fee	Estimated pre-payment speed, based on rate and term	300 - 400%	369%

(Dollars in thousands)
	Fair Value				Weighted
December 31, 2018	Estimate	Valuation Technique	Unobservable Input	Range	Average
Impaired loans	$1,104	Appraisal of collateral (1)	Appraisal and liquidation adjustments (2)	0% - 15%	14%
Other real estate owned	149	Appraisal of collateral (1)	Appraisal and liquidation adjustments (2)	2%	2%
Mortgage servicing rights	200	Multiple of annual servicing fee	Estimated pre-payment speed, based on rate and term	300 - 400%	369%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral that generally include various Level 3 inputs which are not identifiable.
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

The estimated fair values of the Company’s financial instruments are as follows:

	Financial Instruments
(Dollars in thousands)	June 30, 2019		December 31, 2018
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and due from banks	$14,431	$14,431	$15,617	$15,617
Interest bearing deposits with banks	2,117	2,117	110	110
Federal funds sold	9,000	9,000	729	729
Interest bearing time deposits with banks	2,700	2,700	3,290	3,290
Securities	181,152	181,152	141,953	141,953
Restricted investment in bank stock	3,098	3,098	2,441	2,441
Loans, net of allowance for loan losses	404,436	405,018	414,597	415,195
Mortgage servicing rights	190	190	200	200
Accrued interest receivable	1,841	1,841	1,681	1,681

Financial liabilities:
Non-interest bearing deposits	$123,355	$123,355	$126,057	126,057
Interest bearing deposits	411,020	413,983	395,665	395,226
Securities sold under agreements to repurchase	2,857	2,857	2,911	2,911
Short-term borrowings	—	—	11,600	11,600
Long-term debt	45,000	45,605	15,000	14,958
Other interest bearing liabilities	1,596	1,597	1,596	1,597
Accrued interest payable	450	450	289	289

Off-balance sheet financial instruments:
Commitments to extend credit	$—	$—	$—	$—
Letters of credit	—	—	—	—

The following tables present the carrying amount, fair value and placement in the fair value hierarchy of the Company’s financial instruments not previously disclosed as of June 30, 2019 and December 31, 2018. The tables exclude financial instruments for which the carrying amount approximates fair value.

(Dollars in thousands)			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices in	Significant	Significant
			Active Markets	Other	Other
	Carrying		for Identical	Observable	Unobservable
	Amount	Fair Value	Assets or Liabilities	Inputs	Inputs
June 30, 2019
Financial instruments - Assets
Interest bearing time deposits with banks	$2,700	$2,700	$—	$2,700	$—
Loans, net of allowance for loan losses	404,436	405,018	—	—	405,018
Financial instruments - Liabilities
Interest bearing deposits	$411,020	$413,983	$—	$413,983	$—
Long-term debt	45,000	45,605	—	45,605	—
Other interest bearing liabilities	1,596	1,597	—	1,597	—

(Dollars in thousands)			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices in	Significant	Significant
			Active Markets	Other	Other
	Carrying		for Identical	Observable	Unobservable
	Amount	Fair Value	Assets or Liabilities	Inputs	Inputs
December 31, 2018
Financial instruments - Assets
Interest bearing time deposits with banks	$3,290	$3,290	$—	$3,290	$—
Loans, net of allowance for loan losses	414,597	415,195	—	—	415,195
Financial instruments - Liabilities
Interest bearing deposits	$395,665	$395,226	$—	$395,226	$—
Long-term debt	15,000	14,958	—	14,958	—
Other interest bearing liabilities	1,596	1,597	—	1,597	—

12. DEFINED BENEFIT RETIREMENT PLAN

The Company sponsored a defined benefit retirement plan, The Juniata Valley Bank Retirement Plan (“JVB Plan”), which covered substantially all of its employees employed prior to December 31, 2007. As of January 1, 2008, the JVB Plan was amended to close the plan to new entrants. All active participants as of December 31, 2007 became 100% vested in their accrued benefit and, as long as they remained eligible, continued to accrue benefits until December 31, 2012. The benefits were based on years of service and the employee’s compensation. Effective December 31, 2012, the JVB Plan was amended to cease future service accruals after that date (i.e., it was frozen).

As a result of the FNBPA acquisition, as of November 30, 2015, the Company assumed sponsorship of a second defined benefit retirement plan, the Retirement Plan for the First National Bank of Port Allegany (“FNB Plan”), which covered substantially all former FNBPA employees that were employed prior to September 30, 2008. The FNBPA Plan was amended as of December 31, 2015 to cease future service accruals to previously unfrozen participants and was considered to be “frozen”. Effective December 31, 2016, the FNB Plan was merged into the JVB Plan, which was amended to provide the same benefits to the class of participants previously included in the FNB Plan.

In 2017, Juniata initiated a strategy to reduce the liability associated with its defined benefit pension plan. The first step of the initiative consisted of the purchase of a single premium group annuity for a group of Juniata’s retirees, transferring the associated pension liability to the issuer of the annuity. This step reduced Juniata’s overall pension liability by approximately 12%, which resulted in a pre-tax charge to earnings of $377,000 in the fourth quarter of 2017. This pre-tax charge represented an acceleration of pension expenses that would otherwise have impacted Juniata’s earnings in the future.

The Company initiated and completed the second step of this strategy during the third quarter of 2018 by making a lump sum payment offer to a small group of terminated vested participants in the Company’s defined benefit plan. This second step further reduced Juniata’s remaining pension liability by approximately 9%, which resulted in a pre-tax charge to earnings of $210,000 in the third quarter of 2018. The pre-tax charge represented a further acceleration of pension expenses that would otherwise have impacted Juniata’s future earnings. The Company also made a $1,350,000 contribution to the defined benefit pension plan during the third quarter of 2018. Through the second quarters of 2018 and 2019, no contribution was made to the Plan.

Juniata’s Board of Directors resolved to terminate the JVB Plan, effective November 30, 2018. All participants were properly notified. During the second quarter of 2019, JVB Plan participants elected preferences for receiving their vested benefit in the form of either lump sum payments or annuities. Those electing lump sums received payment in the second quarter, resulting in a pre-tax settlement charge of $278,000,  which is included as a portion of the recognized net actuarial loss of $306,000 in the second quarter of 2019 and $334,000 in the six months ended June 30, 2019. As a result of the revaluation following the lump sum settlement, the JVB Plan liability was reduced by $1,156,000, and as of June 30, 2019, was overfunded by $782,000. The change in funded status was due to the higher than expected return on plan assets and a reduced projected benefit obligation following the lump sum payout. Annuities will be purchased in the third quarter of 2019 to provide vested benefits to all remaining participants.

Pension expense included the following components for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30,		June 30,
	2019	2018	2019	2018
Components of net periodic pension cost (benefit):
Interest cost	$125	$132	$250	$264
Expected return on plan assets	(124)	(192)	(248)	(384)
Recognized net actuarial loss	306	40	334	81
Net periodic pension cost (benefit)	307	(20)	336	(39)
Amortization of net actuarial loss recognized in other comprehensive income	(306)	(40)	(334)	(81)
Total recognized in net periodic pension cost (benefit) and other comprehensive income	$1	$(60)	$2	$(120)

13. COMMITMENTS, CONTINGENT LIABILITIES AND GUARANTEES

In the ordinary course of business, the Company makes commitments to extend credit to its customers through letters of credit, loan commitments and lines of credit. At June 30, 2019, the Company had $82,090,000 outstanding in loan commitments and other unused lines of credit extended to its customers as compared to $87,223,000 at December 31, 2018.

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its letters of credit. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third-party. Generally, financial and performance letters of credit have expiration dates within one year of issuance, while commercial letters of credit have longer term commitments. The credit risk involved in issuing letters of credit is essentially the same as the risks that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. The Company had outstanding $2,087,000 and $2,749,000 of financial and performance letters of credit commitments as of June 30, 2019 and December 31, 2018, respectively. Commercial letters of credit as of June 30, 2019 and December 31, 2018 totaled $9,808,000 and $8,925,000, respectively. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The amount of the liability as of June 30, 2019 for payments under letters of credit issued was not material. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk.

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

14. REVENUE RECOGNITION

As disclosed in Note 2, as of January 1, 2018, the Company adopted ASU 2014‑09, “Revenue from Contracts with Customers (Topic 606)”, as well as subsequent ASUs that modified Topic 606. The Company elected to apply the ASU and all related ASU’s using the modified retrospective approach applied to all contracts initiated on or after the effective date, and for contracts which have remaining obligations as of the effective date, while prior period results continue to be reported under legacy U.S. GAAP. Based on this assessment, the Company concluded that Topic 606 did not materially change the method by which the Company currently recognizes revenue for these revenue streams, which is by recognizing revenues as they are earned based upon contractual terms, as transactions occur, or as services are provided and collectability is reasonably assured.

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

Trust Fees – include asset management and estate fees. Asset management fees are generally based on a fee schedule, based upon the market value of the assets under management, and recognized monthly when the service obligation is completed. Trust fees recognized during the three and six month periods ended June 30, 2019 totaled $89,000 and $179,000, respectively. Fees for estate management services are based on a specified fee schedule and generally recognized as the following performance obligations are fulfilled: (i) 25% of total estate fee recognized when all estate assets are collected and debts paid, (ii) 50% of the total fee is recognized when the inheritance tax return is filed, and (iii) remaining 25% is recognized when the first and final account is confirmed, settling the estate. Estate fees recognized during the three and six month periods ended June 30, 2019 totaled $2,000 and $11,000, respectively.

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

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due from the customer). The company’s non-interest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into longer-term revenue contracts with customer, and therefore, does not experience significant contract balances.

Contract Acquisition Costs

The Company expenses all contract acquisition costs as costs are incurred.

15. LEASES

A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plan or equipment for a period of time in exchange for consideration. On January 1, 2019, the Company adopted ASU 2016‑02, Leases (Topic 842), and all subsequent ASUs that modified Topic 842 using the optional transition method. For the Company, Topic 842 affected the accounting treatment for its four operating lease agreements in which the Company is the lessee.

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

The four operating leases, one of which is with a related party, are comprised of real estate property for branch and office space with terms extending through 2029. Operating leases were previously not recognized on the Company’s consolidated statements of condition, but with the adoption of Topic 842, operating lease agreements are recognized on the consolidated statements of condition as a ROU asset and a corresponding lease liability. As of June 30, 2019, the Company had operating lease ROU assets totaling $510,000 included in other assets and operating lease liabilities totaling $513,000 included in other liabilities.

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

As of June 30, 2019, the weighted-average remaining operating lease term was 7.7 years, and the weighted-average discount rate was 5.45%.

The Company elected, for the real estate class of underlying assets which is currently its only class, not to separate lease and nonlease components and to account for them as a single lease component. The Company has one operating lease agreement containing a monthly ATM surcharge, which is combined with the property rental payment as a result of electing the practical expedient. The Company’s total operating lease cost for the three and six months ended June 30, 2019 was $30,000 and $60,000, respectively. During the three and six months ended June 30, 2019, total operating lease payments made to a related party totaled $7,000 and $13,000, respectively.

The future minimum payments for operating leases with initial or remaining terms of one year or more as of June 30, 2019 were as follows:

(Dollars in thousands)

Twelve Months Ended:
June 30, 2020	$117
June 30, 2021	112
June 30, 2022	81
June 30, 2023	46
June 30, 2024	46
Thereafter	229
Total Future Minimum Lease Payments	631
Amounts Representing Interest	(118)
Present Value of Net Future Minimum Lease Payments	$513

16. SUBSEQUENT EVENTS

On July 16, 2019, the Board of Directors declared a cash dividend of $0.22 per share to shareholders of record on August 15, 2019, payable on August 30, 2019.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements:

The information contained in this Quarterly Report on Form 10‑Q contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder) including statements that are not historical facts or that address trends or management’s intentions, plans, beliefs, expectations or opinions. Any forward-looking statement made by us in this document is based only on information currently available to us and speaks only as of the date when made. Juniata undertakes no obligation to publicly update or revise forward looking information, whether as a result of new or updated information, future events, or otherwise. Forward-looking statements are not historical facts or guarantees of future performance, events or results and are subject to potential risks and uncertainties, many of which are outside of our control that could cause actual results to differ materially from this forward-looking information. Important factors that could cause our actual result and financial condition to differ materially from those indicated in the forward-looking statements include, without limitation:

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

For a more complete discussion of certain risks, uncertainties and other factors affecting the Company, refer to the Company’s Risk Factors, contained in Item 1A of the Company’s Annual Report on Form 10‑K for the year ended

December 31, 2018, a copy of which may be obtained from the Company upon request and without charge (except for the exhibits thereto), and Item 1A of Part II of this Quarterly Report on Form 10‑Q.

Critical Accounting Policies:

Disclosure of the Company’s significant accounting policies is included in the Company’s critical accounting policies in its Annual Report on Form 10‑K for the year ended December 31, 2018. Some of these policies require significant judgments, estimates, and assumptions to be made by management, most particularly in connection with determining the provision for loan losses and the appropriate level of the allowance for loan losses, as well as management’s evaluation of the available for sale debt securities portfolio for other-than-temporary impairment.

General:

The following discussion relates to the consolidated financial condition of the Company as of June 30, 2019, compared to December 31, 2018, and the consolidated results of operations for the three and six months ended June 30, 2019, compared to the same period in 2018. This discussion should be read in conjunction with the interim consolidated financial statements and related notes included herein.

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

Financial Condition:

Total assets as of June 30, 2019, were $662,064,000, an increase of $36,828,000, or 5.9%, compared to December 31, 2018. Comparing asset balances at June 30, 2019 and December 31, 2018, total cash and cash equivalents increased by $9,092,000 and total available for sale investment securities increased by $38,066,000, while total loans declined by $10,180,000. Over the same period, deposits increased by $12,653,000, with all of the deposit growth occurring in interest bearing deposits, and total borrowings increased by $18,346,000. During the second quarter of 2019,  a leverage strategy was undertaken whereby the Company borrowed $30,000,000 in FHLB long-term advances and then invested the funds into higher-yielding investment securities.

The table below shows changes in deposit volumes by type of deposit between December 31, 2018 and June 30, 2019.

(Dollars in thousands)	June 30,	December 31,	Change
	2019	2018	$	%
Deposits:
Demand, non-interest bearing	$123,355	$126,057	$(2,702)	(2.1)%
Interest bearing demand and money market	161,719	147,413	14,306	9.7
Savings	98,844	99,236	(392)	(0.4)
Time deposits, $250,000 and more	8,377	8,368	9	0.1
Other time deposits	142,080	140,648	1,432	1.0
Total deposits	$534,375	$521,722	$12,653	2.4%

Total loans decreased $10,180,000, or 2.4%, between December 31, 2018 and June 30, 2019. As shown in the table below, the majority of the decline was in commercial real estate and residential mortgage loans, which was partially offset by increases in commercial, financial and agricultural loans, obligations of states and political subdivisions, as well as real estate construction.

(Dollars in thousands)	June 30,	December 31,	Change
	2019	2018	$	%
Loans:
Commercial, financial and agricultural	$46,452	$46,563	$(111)	(0.2)%
Real estate - commercial	136,203	141,295	(5,092)	(3.6)
Real estate - construction	37,832	36,688	1,144	3.1
Real estate - mortgage	155,761	163,548	(7,787)	(4.8)
Obligations of states and political subdivisions	21,385	19,129	2,256	11.8
Personal	9,818	10,408	(590)	(5.7)
Total loans	$407,451	$417,631	$(10,180)	(2.4)%

A summary of the activity in the allowance for loan losses for each of the six month periods ended June 30, 2019 and 2018 is presented below.

(Dollars in thousands)	Periods Ended June 30,
	2019	2018
Balance of allowance - January 1	$3,034	$2,939
Loans charged off	(101)	(102)
Recoveries of loans previously charged off	526	22
Net (recoveries) charge-offs	425	(80)
Provision for loan losses	(444)	199
Balance of allowance - end of period	$3,015	$3,058

Ratio of net (recoveries) charge-offs during period to average loans outstanding	(0.10)%	0.02%

As of June 30, 2019, 33 loans (exclusive of loans acquired with existing credit deterioration) with aggregate outstanding balances of $3,291,000 were individually evaluated for impairment. A collateral analysis was performed on each of these 33 loans in order to establish a portion of the reserve needed to carry the impaired loans at fair value. There were no loans determined to have insufficient collateral, thus, the establishment of a specific reserve was not required for any of the impaired loans.

As of June 30, 2019, there were $9,710,000 in special mention loans compared to $11,606,000 at December 31, 2018 and $13,215,000 in substandard loans compared to $12,389,000 at December 31, 2018.

Management believes that the reserves carried are adequate to cover probable incurred losses related to these relationships. Other than as described herein, management does not believe there are any trends, events or uncertainties that are reasonably expected to have a material impact on future results of operations, liquidity, or capital resources. Further, based on known information, management believes that the effects of current and past economic conditions and other unfavorable business conditions may influence certain borrowers’ abilities to comply with their repayment terms, and as such, continues to monitor the financial strength of these borrowers closely.

The following is a summary of the Bank’s non-performing loans on June 30, 2019 compared to December 31, 2018.

(Dollar amounts in thousands)	As of and for the	As of and for the
	six months ended	year ended
	June 30, 2019	December 31, 2018
Non-performing loans
Non-accrual loans	$600	$1,707
Accruing loans past due 90 days or more, exclusive of loans acquired with credit deterioration	(5)	329
Restructured loans in default and non-accruing	324	39
Total	$919	$2,075

Average loans outstanding	$415,469	$409,362

Ratio of non-performing loans to average loans outstanding	0.22%	0.51%

Stockholders’ equity increased from December 31, 2018 to June 30, 2019 by $5,148,000, or 7.6%. The Company’s net income exceeded dividends paid by $1,014,000. The adjustment to accumulated other comprehensive loss to record the reclassification adjustment for losses on sales of debt securities, unrecognized pension expense, and the amortization of the costs associated with the Company’s defined benefit retirement plan increased the Company’s equity by $1,221,000. The change in net unrealized gains from the change in market value of securities available for sale increased shareholders’ equity by $2,777,000 when comparing June 30, 2019 to December 31, 2018. Stock based compensation expense recorded pursuant to the Company’s Stock Option Plan added $136,000 to stockholders’ equity during the six month period.

Subsequent to June 30, 2019, the following event took place:

On July 16, 2019, the Board of Directors declared a cash dividend of $0.22 per share to shareholders of record on August 15, 2019, payable on August 30, 2019.

Comparison of the Three Months Ended June 30, 2019 and 2018

Operations Overview:

The comparability of the results of operations for the three months ended June 30, 2019 were impacted by the acquisition of Liverpool Community Bank on April 30, 2018. Further details are noted in the sections that follow. In addition, the previously reported net income for the three months ended June 30, 2018 of $1,569,000 was subsequently increased by $406,000 to $1,975,000 in the first quarter of 2019. The adjustment was due to the removal of a deferred tax liability related to Juniata’s previous 39.16% ownership in Liverpool upon Juniata’s acquisition of its remaining shares on April 30, 2018. The results for the three months ended June 30, 2018 described below, include this adjustment.

Net income for the second quarter of 2019 was $1,845,000, a decrease of $130,000, or 6.6%, when compared to the second quarter of 2018. Basic and diluted earnings per share were $0.36 in the second quarter of 2019 compared to basic and diluted earnings per share of $0.40 and $0.39, respectively, in the second quarter of 2018.  Due to the $406,000 adjustment noted above, average assets and average equity for the three months ended June 30, 2018 increased by $276,000, to $619,175,000 and $62,200,000, respectively. Annualized return on average equity for the three months ended June 30, 2019 was 10.63%, compared to 12.70% for the same period in 2018. For the three months ended June 30, annualized return on average assets was 1.16% in 2019, compared to 1.28% in 2018.

Presented below are selected key ratios for the two periods:

	Three Months Ended
	June 30,
	2019	2018
Return on average assets (annualized)	1.16%	1.28%
Return on average equity (annualized)	10.63%	12.70%
Average equity to average assets	10.92%	10.05%
Non-interest income, excluding securities gains (losses), as a percentage of average assets (annualized)	0.76%	0.97%
Non-interest expense, excluding merger expenses, as a percentage of average assets (annualized)	3.33%	2.93%

The discussion that follows further explains changes in the components of net income when comparing the second quarter of 2019 with the second quarter of 2018.

Net Interest Income:

Net interest income, after the provision for loan losses, increased during the three months ended June 30, 2019 by $998,000, or 19.9%, when compared to the three months ended June 30, 2018. Both net interest income growth and a decline in the provision for loan losses contributed to the increase. The loan loss provision declined $500,000 in the second quarter of 2019 when compared to the same period of 2018 due to the recording of a $459,000 credit during the second quarter of 2019 compared to a $41,000 expense during the same period in 2018. The credit during the second quarter of 2019 resulted from the continued improvement in non-performing and classified loans, which resulted in net recoveries of $480,000 during the period. Overall, average earning assets increased 2.5%, while average interest bearing liabilities increased 1.3%. Net interest margin, on a fully tax equivalent basis, increased from 3.61% during the three months ended June 30, 2018 to 3.87% during the three months ended June 30, 2019.

Average loan balances decreased by $1,021,000, while interest on loans increased by $570,000 during for the second quarter of 2019 compared to the same period in 2018. The decline in the average volume of loans outstanding decreased interest income by $37,000, while the 57 basis point increase in the weighted average yield on loans increased interest income by $607,000. Included in loan interest income in the three months ended June 30, 2019 was $269,000 in interest and fee income received from the payoff of a loan that was previously classified as doubtful.

The average balance and interest earned on investment securities increased $521,000 and $108,000, respectively, in the second quarter of 2019 compared to the second quarter of 2018. The increase in average balance and interest income on investment securities during the period increased interest income by $13,000 and $95,000, respectively.

Average earning assets increased $14,452,000, to $583,490,000, due to a $14,952,000, or 317.9%, increase in in average interest bearing deposits with banks and federal funds sold. The yield on earning assets increased to 4.60% during the three months ended June 30, 2019 from 4.18%  during the same period in 2018 primarily due to the previously mentioned collection of unaccrued interest on the payoff of a loan that was previously classified as doubtful. The average balance of interest bearing liabilities and non-interest bearing liabilities increased over the period by $5,573,000 and $10,997,000, respectively, compared to the same 2018 period. In addition, the cost to fund interest bearing assets with interest bearing liabilities increased 24 basis points, to 1.07% during the second quarter of 2019 compared to the same period in 2018. The yields on earning assets and cost of funds were affected by the increase in the prime rate and the federal funds target rate between the second quarter of 2018 and the second quarter of 2019.

The table below shows the net interest margin on a fully tax-equivalent basis for the three months ended June 30, 2019 and 2018.

Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended			Three Months Ended
(Dollars in thousands)	June 30, 2019			June 30, 2018
	Average		Yield/	Average		Yield/	Increase (Decrease) Due To (6)
	Balance(1)	Interest	Rate	Balance(1)	Interest	Rate	Volume	Rate	Total
ASSETS
Interest earning assets:
Taxable loans (5)	$376,297	$5,305	5.64%	$382,346	$4,819	5.04%	$(76)	$562	$486
Tax-exempt loans	33,408	306	3.66	28,380	222	3.13	39	45	84
Total loans	409,705	5,611	5.48	410,726	5,041	4.91	(37)	607	570
Taxable investment securities	148,240	940	2.54	133,775	765	2.29	83	92	175
Tax-exempt investment securities	5,889	32	2.17	19,833	99	2.00	(70)	3	(67)
Total investment securities	154,129	972	2.52	153,608	864	2.25	13	95	108

Interest bearing deposits	13,980	96	2.75	3,064	32	4.18	114	(50)	64
Federal funds sold	5,676	33	2.33	1,640	7	1.71	17	9	26
Total interest earning assets	583,490	6,712	4.60	569,038	5,944	4.18	107	661	768

Other assets (7)	52,255			50,137
Total assets	$635,745			$619,175

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing demand deposits (2)	$156,804	361	0.92	$143,762	237	0.66	$21	$103	$124
Savings deposits	99,650	25	0.10	103,459	26	0.10	(1)	—	(1)
Time deposits	149,202	587	1.57	149,620	482	1.29	(1)	106	105
Short-term and long-term borrowings and other interest bearing liabilities	29,589	187	2.53	32,831	145	1.77	(14)	56	42
Total interest bearing liabilities	435,245	1,160	1.07	429,672	890	0.83	5	265	270

Non-interest bearing liabilities:
Demand deposits	125,279			120,739
Other	5,819			6,564
Stockholders’ equity	69,402			62,200
Total liabilities and stockholders’ equity	$635,745			$619,175
Net interest income and net interest rate spread		$5,552	3.54%		$5,054	3.35%	$102	$396	$498
Net interest margin on interest earning assets (3)			3.81%			3.55%
Net interest income and net interest margin - Tax equivalent basis (4)		$5,642	3.87%		$5,139	3.61%

Notes:

1)	Average balances were calculated using a daily average.
2)	Includes interest-bearing demand and money market accounts.
3)	Net margin on interest earning assets is net interest income divided by average interest earning assets.
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

Provision for Loan Losses:

In the second quarter of 2019, a credit of $459,000 was recorded to the provision for loan losses, compared to a provision expense of $41,000 in the second quarter of 2018. The reduction was due to continued improvement in non-performing and classified loans, including the payoff of a loan that was previously classified as doubtful in April 2019 resulting in a recovery of $307,000 to the allowance for loan losses. Management regularly reviews the adequacy of the allowance for loan losses and makes assessments as to specific loan impairment, charge-off expectations, general economic conditions in the Bank’s market area, specific loan quality and other factors. See the earlier discussion in the Financial Condition section explaining the information used to determine the provision.

Non-interest Income:

Non-interest income in the second quarter of 2019 was $1,214,000 compared to $1,496,000 in the second quarter of 2018, a decline of $282,000, or 18.9%.

Most significantly impacting the comparative three month periods was a decline in income/gain from unconsolidated subsidiary of $227,000. The equity method of accounting for the Liverpool investment ended with the acquisition by Juniata of the remaining outstanding Liverpool shares on April 30, 2018. Since then, all income and expense items generated by the Liverpool office have been included as part of Juniata’s operations in the appropriate line items in the financial statements. Also contributing to the decline in non-interest income was a $47,000  reduction of Juniata’s equity security portfolio, as well as a $32,000 decrease in trust fees in the three months ended June 30, 2019 compared to the three months ended June 30, 2018. Partially offsetting these declines during the period was an increase of $40,000 in debit card fee income and $25,000 in commissions from sales of non-deposit products in the second quarter of 2019 compared to the same period last year.

As a percentage of average assets, annualized non-interest income was 0.76% in the second quarter of 2019 compared to 0.97% in the second quarter of 2018.

Non-interest Expense:

Non-interest expense was $5,294,000 for the three months ended June 30, 2019 compared to  $4,906,000 for the same period in 2018, an increase of $388,000.

Non-interest expense increased in the second quarter of 2019 compared to the same period in 2018, primarily driven by Juniata’s growth resulting from the Liverpool acquisition, as well as a $278,000 pre-tax charge to earnings included in employee benefits expense during the second quarter of 2019 due to the parital settlement of Juniata’s definced benefit plan obligations. Employee compensation and benefits expense increased by $469,000 in the second quarter of 2019 compared to the 2018 period, which included the aforementioned $278,000 charge,  with  occupancy, equipment and data processing expenses  increasing by a total of $88,000 primarily due to the Liverpool acquisition.  Professional fees also increased by $188,000 primarily due to higher audit fees as well as additional fees associated with the transition to a new accounting firm in the second quarter of 2019.  Partially offsetting these increases was a decline in merger and acquisition expense of $376,000, as no similar expenses were recorded in the second quarter of 2019.

As a percentage of average assets, annualized non-interest expense was 3.33% in the second quarter of 2019 compared to 3.17% in the second quarter of 2018. Excluding merger and acquisition expenses, annualized non-interest expense as a percentage of average assets was 2.93% in the second quarter of 2018.

Provision for income taxes:

An income tax provision of $86,000 was recorded in the second quarter of 2019 compared to a tax benefit of $372,000 recorded in the second quarter of 2018 due to greater taxable income in the 2019 period, as well as the removal of a $406,000 deferred tax liability related to Juniata’s previous 39.16% ownership in Liverpool recorded in the second quarter of 2018. The Company qualifies for a federal tax credit for a low-income housing project investment, and the tax provisions for each period reflect the application of the tax credit. For the second quarters of 2019 and 2018, the tax credits were $227,000 and $225,000, respectively, offsetting $313,000 in tax expense in the 2019 period and a $147,000 tax benefit in the 2018 period. For the second quarter of 2019, the tax credit lowered the effective tax rate from 16.2% to 4.5% compared to the same period in 2018, when the tax credit lowered the effective tax rate from (9.2)% to (23.2)%.

Comparison of the Six Months Ended June 30, 2019 and 2018

Operations Overview:

The comparability of the results of operations for the six months ended June 30, 2019 was impacted by the acquisition of Liverpool Community Bank on April 30, 2018. The previously reported net income of $2,896,000 for the six months ended June 30, 2018 was subsequently increased by $406,000 to $3,302,000 in the first quarter of 2019. The adjustment was due to the removal of a deferred tax liability related to Juniata’s previous 39.16% ownership in Liverpool upon Juniata’s acquisition of its remaining shares on April 30, 2018. The results for the six months ended June 30, 2018, described below, include this adjustment.

Net income for the first six months of 2019 was $3,258,000, a decrease of $44,000, or 1.3%, when compared to the first six months of 2018, while basic and diluted earnings per share were $0.64 during the first six months of 2019 compared to basic and diluted earnings per share of $0.68 and $0.67, respectively, during the comparable 2018 period.  Due to the $406,000 adjustment noted above, average assets and average equity for the six months ended June 30, 2018 increased by $139,000, to $607,578,000 and $60,152,000, respectively. Annualized return on average equity for the six months ended June 30, 2019 was 9.52%, compared to 10.98% for the same period in 2018. For the six months ended June 30, annualized return on average assets was 1.03% in 2019, compared to 1.09% in 2018.

Presented below are selected key ratios for the two periods:

	Six Months Ended
	June 30,
	2019	2018
Return on average assets (annualized)	1.03%	1.09%
Return on average equity (annualized)	9.52%	10.98%
Average equity to average assets	10.85%	9.90%
Non-interest income as a percentage of average assets (annualized)	0.75%	0.88%
Non-interest expense, excluding merger expenses, as a percentage of average assets (annualized)	3.21%	2.92%

The discussion that follows further explains changes in the components of net income when comparing the first six months of 2019 to the first six months of 2018.

Net Interest Income:

Net interest income, after the provision for loan losses, increased during the six months ended June 30, 2019 by $1,655,000, or 14.8%, when compared to the six months ended June 30, 2018. The increase in net interest income was partially attributed to an increase of $1,274,000 in loan interest income, which was offset by a $497,000 increase in interest expense on deposits over the same period. In addition, a decrease in the provision for loan and lease losses of $643,000 during the six months ended June 30, 2019 compared to the same period in 2018 also contributed to the increase in net interest income during the period. A credit of $444,000 was recorded to the loan loss provision during the six months ended June 30, 2019 due to the continued improvement in non-performing and classified loans, which resulted in net recoveries of $425,000 during the period.

Overall, average earning assets increased 3.7%, while average interest bearing liabilities increased 2.4% during the six months ended June 30, 2019 compared to the same period in 2018, while net interest margin, on a fully tax equivalent basis, increased from 3.53% during the six months ended June 30, 2018 to 3.76% during the six months ended June 30, 2019.

Average loan balances and interest on loans increased by $15,038,000 and $1,274,000, respectively, for the first six months of 2019 compared to the same period in 2018. The increase in the average volume of loans outstanding and the 44 basis point increase in the weighted average yield on loans increased interest income by approximately $320,000 and $954,000, respectively.

Interest earned on investment securities increased $140,000 in the first six months of 2019 compared to the first six months of 2018, while the average balance of investment securities declined by $4,876,000, or 3.1%, during the period. The decline in the average balance decreased interest income by $36,000, while the increase in the overall pre-tax yield of 26 basis points on the investment securities portfolio added $176,000 to interest income.

Average earning assets increased $20,945,000 to $579,632,000, primarily due to the 3.8% increase in average loans. The yield on earning assets increased to 4.46% during the six months ended June, 2019 from 4.07% in the same period in 2018, primarily due to the aforementioned collection of previousl unaccrued interest from the payoff of a loan previously classified as doubtful. The average balance of interest bearing liabilities increased over the period by $10,116,000 to $432,312,000 compared to the same 2018 period. In addition, the cost to fund interest bearing assets with interest bearing liabilities increased 23 basis points, to 1.03% during the first six months quarter of 2019 compared to the same period in 2018. The yields on earning assets and cost of funds were affected by the increase in the prime rate and the federal funds target rate between the first half of 2018 and 2019.

The table below shows the net interest margin on a fully tax-equivalent basis for the six months ended June 30, 2019 and 2018.

Average Balance Sheets and Net Interest Income Analysis

	Six Months Ended			Six Months Ended
(Dollars in thousands)	June 30, 2019			June 30, 2018
	Average		Yield/	Average		Yield/	Increase (Decrease) Due To (6)
	Balance(1)	Interest	Rate	Balance(1)	Interest	Rate	Volume	Rate	Total
ASSETS
Interest earning assets:
Taxable loans (5)	$381,336	$10,255	5.38%	$371,866	$9,144	4.92%	$233	$878	$1,111
Tax-exempt loans	34,133	611	3.58	28,565	448	3.14	87	76	163
Total loans	415,469	10,866	5.23	400,431	9,592	4.79	320	954	1,274
Taxable investment securities	141,894	1,789	2.52	134,964	1,540	2.28	79	170	249
Tax-exempt investment securities	8,859	93	2.10	20,665	202	1.95	(115)	6	(109)
Total investment securities	150,753	1,882	2.50	155,629	1,742	2.24	(36)	176	140

Interest bearing deposits	9,695	139	2.87	1,802	42	4.66	184	(87)	97
Federal funds sold	3,715	43	2.31	825	7	1.70	24	12	36
Total interest earning assets	579,632	12,930	4.46	558,687	11,383	4.07	492	1,055	1,547

Other assets (7)	50,799			48,891
Total assets	$630,431			$607,578

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing demand deposits (2)	$150,727	660	0.88	$133,413	378	0.57	$49	$233	$282
Savings deposits	99,530	49	0.10	101,753	50	0.10	(1)	—	(1)
Time deposits	149,218	1,127	1.51	144,770	911	1.26	28	188	216
Short-term and long-term borrowings and other interest bearing liabilities	32,837	383	2.33	42,260	345	1.63	(77)	115	38
Total interest bearing liabilities	432,312	2,219	1.03	422,196	1,684	0.80	(1)	536	535

Non-interest bearing liabilities:
Demand deposits	124,252			118,750
Other	5,454			6,480
Stockholders’ equity	68,413			60,152
Total liabilities and stockholders’ equity	$630,431			$607,578
Net interest income and net interest rate spread		$10,711	3.43%		$9,699	3.28%	$493	$519	$1,012
Net interest margin on interest earning assets (3)			3.70%			3.47%
Net interest income and net interest margin - Tax equivalent basis (4)		$10,898	3.76%		$9,872	3.53%

Notes:

1)	Average balances were calculated using a daily average.
2)	Includes interest-bearing demand and money market accounts.
3)	Net margin on interest earning assets is net interest income divided by average interest earning assets.
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

Provision for Loan Losses:

In the first six months of 2019, the provision for loan losses was a credit of $444,000, compared to a provision expense of $199,000 in the first six months of 2018 primarily due to the continued improvement in non-performing and classified loans,  which resulted in net recoveries of $425,000 during the period. Included in this amount was a recovery of $307,000 from the payoff of a loan previously classified as doubtful in April 2019. Management regularly reviews the adequacy of the allowance for loan losses and makes assessments as to specific loan impairment, charge-off expectations, general economic conditions in the Bank’s market area, specific loan quality and other factors. See the earlier discussion in the Financial Condition section explaining the information used to determine the provision.

Non-interest Income:

Non-interest income in the first six months of 2019 was $2,308,000 compared to $2,670,000 in the first six months of 2018, a decline of $362,000, or 13.6%.

Most significantly impacting the comparative six month periods was a decline in income/gain from unconsolidated subsidiary of $296,000, which included a $215,000 gain from the adjustment to the carrying value of Juniata’s previous 39.16% ownership in Liverpool prior to its 100% acquisition. The equity method of accounting for the Liverpool investment ended with the acquisition by Juniata of the remaining outstanding Liverpool shares on April 30, 2018. Since the completion of the acquisition, all income and expense items generated by the Liverpool office have been included as part of Juniata’s operations in the appropriate line items in the financial statements. Also contributing to the decline in non-interest income was a $41,000 increase in the net loss on sales and calls of securities driven by the strategic repositioning of the investment portfolio in 2019, as well as declines of $32,000 in the value of equity securities and $38,000 in fees derived from loan activity due to lower title insurance premiums and loan referral fees. Partially offsetting these declines during the period were increases of $56,000, or 9.1%, in debit card fee income and $46,000, or 38.3%, in commissions from sales of non-deposit products.

 As a percentage of average assets, annualized non-interest income, exclusive of net losses on the sale of securities, was 0.75% in the first six months of 2019 compared to 0.88% in the first six months of 2018.

Non-interest Expense:

Non-interest expense was $10,129,000 for the six months ended June 30, 2019 compared to $9,311,000 for the same period in 2018, an increase of $818,000.

Non-interest expense increased in the first six months of 2019 compared to the same period in 2018, primarily driven by Juniata’s growth resulting from the Liverpool acquisition. Employee compensation and benefits expense increased by $822,000 in the first six months of 2019 due to a $278,000 pre-tax charge to earnings for the defined benefit plan lump sum distribution made in the second quarter of 2019, as well as the addition of the LCB staff and the annual salary increase from the employee incentive program. Occupancy and equipment expenses, and data processing expense increased by $86,000 and $85,000, respectively, in the 2019 period compared to the 2018 period primarily due to the acquisition of Liverpool. In addition, professional fees increased by $208,000 during the six month ended June 30, 2019 compared to the comparable 2018 period. Partially offsetting these increases was a decline in merger and acquisition expense of $440,000 as no similar expenses were recorded in the 2019 period, as well as a decline of $42,000 in FDIC insurance premiums due to a lower assessment, primarily resulting from continued asset quality improvement.

As a percentage of average assets, annualized non-interest expense was 3.21% in the first half months of 2019 compared to 3.07% in the first half of 2018. Excluding merger and acquisition expenses, annualized non-interest expense as a percentage of average assets was 2.92% in the second quarter of 2018.

Provision for income taxes:

An income tax provision of $76,000 was recorded in the first six months of 2019 compared to a tax benefit of $443,000 recorded in the first six months of 2018. The Company qualifies for a federal tax credit for a low-income housing project investment, and the tax provisions for each period reflected the application of the tax credit. For the first six months of 2019 and 2018, the tax credits were $453,000 and $451,000, respectively, offsetting $529,000 in tax expense recorded during the six months ended June 30, 2019 and $8,000 in tax expense recorded in the comparable 2018 period.  The tax credit lowered the effective tax rate from 15.9% to 2.3%  during the first six months of 2019 compared to the same period in 2018, when the tax credit lowered the effective tax rate from 0.3% to (15.5)%.

Liquidity:

The objective of liquidity management is to ensure that sufficient funding is available, at a reasonable cost, to meet the ongoing operational cash needs of the Company and to take advantage of income producing opportunities as they arise. While the desired level of liquidity will vary depending upon a variety of factors, it is the primary goal of the Company to maintain a high level of liquidity in all economic environments. Principal sources of asset liquidity are provided by loans and securities maturing in one year or less, and other short-term investments, such as federal funds sold and cash and due from banks. Liability liquidity, which is more difficult to measure, can be met by attracting deposits and maintaining the core deposit base. The Company is a member of the Federal Home Loan Bank of Pittsburgh for the purpose of providing short-term liquidity when other sources are unable to fill these needs. During the six months ended June 30, 2019, overnight borrowings from the Federal Home Loan Bank averaged $6,721,000. As of June 30, 2019, the Company had no short-term borrowings, but had $45,000,000 in long-term debt with the Federal Home Loan Bank, and a remaining unused borrowing capacity with the Federal Home Loan Bank of $138,968,000.

Funding derived from securities sold under agreements to repurchase (accounted for as collateralized financing transactions) is available through corporate cash management accounts for business customers. This product gives the Company the ability to pay interest on corporate checking accounts.

In view of the sources previously mentioned, management believes that the Company’s liquidity is capable of providing the funds needed to meet operational cash needs.

Off-Balance Sheet Arrangements:

The Company’s consolidated financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk, credit risk, and interest rate risk. These commitments consist mainly of loans approved but not yet funded, unused lines of credit and outstanding letters of credit. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third-party. Generally, financial and performance letters of credit have expiration dates within one year of issuance, while commercial letters of credit have longer term commitments. The credit risk involved in issuing letters of credit is essentially the same as the risks that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. The Company had $2,087,000 and $2,749,000 of financial and performance letters of credit commitments outstanding as of June 30, 2019 and December 31, 2018, respectively. Commercial letters of credit as of June 30, 2019 and December 31, 2018 totaled $9,808,000 and $8,925,000, respectively. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of June 30, 2019 for payments under letters of credit issued was not material. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk.

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

Capital Adequacy:

Bank regulatory authorities in the United States issue risk-based capital standards. These capital standards relate a banking company’s capital to the risk profile of its assets and provide the basis by which all banking companies and banks are evaluated in terms of capital adequacy. Effective January 1, 2015, the risk-based capital rules were modified subject to a transition period for several aspects of the final rules, including the new minimum capital ratio requirements, the capital conservation buffer and the regulatory capital adjustments and deductions. The new framework is commonly called “BASEL III”. The final rules revised federal regulatory agencies’ risk-based and leverage capital requirements and their method for calculating risk-weighted assets to make them consistent with the Basel III framework. The final rules apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $3.0 billion or more, and top-tier savings and loan holding companies (“banking organizations”). Among other things, the rules established a common equity tier 1 (CET1) minimum capital requirement (4.5% of risk-weighted assets) and a higher minimum tier 1 capital requirement (from 4.0% to 6.0% of risk-weighted assets), and assign higher risk weightings (150%) to exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property. The new minimum regulatory capital requirements established by BASEL III were fully phased in on January 1, 2019.

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

At June 30, 2019, the Bank exceeded the fully phased in regulatory requirements to be considered a "well capitalized" financial institution under Basel III. The Bank’s CET1 and Tier 1 Capital ratio was 15.07%, its Total Capital ratio was 15.81% and its Tier 1 leverage was 9.88%. On a consolidated basis, the Company’s CET1 and Tier 1 Capital ratio was 15.42%, and Total Capital ratio and Tier 1 leverage ratio was 16.16% and 10.11%, respectively. Thus, the Company and the Bank also maintain capital sufficient to cover the additional 2.5% capital conservation buffer.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2019, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined by the Securities Exchange Act of 1934 (“Exchange Act”), Rule 13a‑15(e). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s  rules and forms. These controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2019 due to a material weakness in the Company’s internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness, previously described in the Company’s Annual Report on Form 10-K for the period ended Dcember 31, 2018, relates to management not designing and maintaining controls over the annual review process for evaluating risk ratings on commercial loans. Management is in the process of remediating this material weakness by expanding and formally documenting policies and procedures pertaining to the ongoing process for evaluating risk ratings on commercial loans and officially testing the key controls.

As described in the Company’s 2018 Annual Report on Form 10-K at December 31, 2018, a material weakness existed relating to management not designing and maintaining controls over the accounting for income taxes. As of June 30, 2019, the Company has implemented an additional control, ensuring unusual, complex, non-recurring tax items are reviewed by independent tax experts. No such tax items have occurred in 2019, but management believes the material weakness no longer exists.

Attached as Exhibits 31 and 32 to this quarterly report are certifications of the Chief Executive Officer and the Chief Financial Officer required by Rule 13a‑14(a) and Rule 15d‑14(a) of the Exchange Act. This portion of the Company’s quarterly report includes the information concerning the controls evaluation referred to in the certifications and should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Changes in Internal Control Over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting.

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

Item 1A.      RISK FACTORS

There have been no material changes to the risk factors that were disclosed in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2018.

Item 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company has an active share repurchase program in place, for which there is no expiration date. As of August 9, 2019, the number of shares that may yet be purchased under the program was 169,774. Transactions pursuant to the repurchase program in the three month period ended June 30, 2019 are shown below.

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number	Average	Part of Publicly	Shares that May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	per Share	Programs	Plans or Programs (1)

April 1-30, 2019	—	$—	—	169,774
May 1-31, 2019	—	—	—	169,774
June 1-30, 2019	—	—	—	169,774

Totals	—		—	169,774

No repurchase plan or program expired during the quarter. The Company has no stock repurchase plan or program that it has determined to terminate prior to expiration or under which it does not intend to make further purchases.

Certain regulatory restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. At June 30, 2019, $35,373,000 of undistributed earnings of the Bank, included in the consolidated stockholders’ equity, was available for distribution to the Company as dividends without prior regulatory approval, subject to regulatory capital requirements.

Item 3.         DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4.         MINE SAFETY DISCLOSURES

Not applicable

Item 5.         OTHER INFORMATION

None

Item 6.        EXHIBITS

3.1 - Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3(i) to the Company’s Current Report on Form 8‑K filed with the SEC on November 12, 2015)
3.2 - Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8‑K filed with the SEC on February 27, 2019)
31.1 - Rule 13a – 14(a)/15d – 14(a) Certification of President and Chief Executive Officer
31.2 - Rule 13a – 14(a)/15d – 14(a) Certification of Chief Financial Officer
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

Juniata Valley Financial Corp.
(Registrant)

Date:	August 9, 2019	By:	/s/ Marcie A. Barber
Marcie A. Barber, President
Chief Executive Officer
(Principal Executive Officer)

Date:	August 9, 2019	By:	/s/ JoAnn N. McMinn
JoAnn N. McMinn
Chief Financial Officer
(Principal Accounting Officer and
Principal Financial Officer)