Form 10-Q
period 2019-09-30
JUNIATA VALLEY FINANCIAL CORP
filed 2019-11-08
CIK 714712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).

[    ]  Yes       [ X ]  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 8, 2019
Common Stock ($1.00 par value)	5,107,637 shares

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Financial Condition

	(Unaudited)
(Dollars in thousands, except share data)	September 30, 2019	December 31, 2018
ASSETS
Cash and due from banks	$13,239	$15,617
Interest bearing deposits with banks	64	110
Federal funds sold	—	729
Cash and cash equivalents	13,303	16,456

Interest bearing time deposits with banks	2,700	3,290
Equity securities	1,115	1,118
Debt securities available for sale	200,294	141,953
Restricted investment in bank stock	3,079	2,441
Total loans	405,321	417,631
Less: Allowance for loan losses	(3,057)	(3,034)
Total loans, net of allowance for loan losses	402,264	414,597
Premises and equipment, net	8,487	8,744
Other real estate owned	—	744
Bank owned life insurance and annuities	16,195	15,938
Investment in low income housing partnerships	4,096	4,545
Core deposit and other intangible assets	340	405
Goodwill	9,047	9,139
Mortgage servicing rights	185	200
Accrued interest receivable and other assets	6,002	5,666
Total assets	$667,107	$625,236
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$135,024	$126,057
Interest bearing	401,812	395,665
Total deposits	536,836	521,722

Securities sold under agreements to repurchase	3,981	2,911
Short-term borrowings	—	11,600
Long-term debt	45,000	15,000
Other interest bearing liabilities	1,576	1,596
Accrued interest payable and other liabilities	5,928	5,029
Total liabilities	593,321	557,858
Stockholders’ Equity:
Preferred stock, no par value: Authorized - 500,000 shares, none issued	—	—
Common stock, par value $1.00 per share: Authorized 20,000,000 shares Issued - 5,141,749 shares at September 30, 2019; 5,134,249 shares at December 31, 2018 Outstanding - 5,107,637 shares at September 30, 2019; 5,092,048 shares at December 31, 2018	5,142	5,134
Surplus	24,880	24,821
Retained earnings	43,593	42,525
Accumulated other comprehensive income (loss)	808	(4,299)
Cost of common stock in Treasury: 34,112 shares at September 30, 2019; 42,201 shares at December 31, 2018	(637)	(803)
Total stockholders’ equity	73,786	67,378
Total liabilities and stockholders’ equity	$667,107	$625,236

See Notes to Consolidated Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Income (Unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except share data)	September 30,		September 30,
	2019	2018	2019	2018
Interest income:				(adjusted)
Loans, including fees	$5,157	$5,230	$16,023	$14,822
Taxable securities	1,118	748	2,907	2,288
Tax-exempt securities	29	97	122	299
Other interest income	76	54	258	103
Total interest income	6,380	6,129	19,310	17,512
Interest expense:
Deposits	970	839	2,806	2,178
Securities sold under agreements to repurchase	9	17	30	49
Short-term borrowings	—	21	14	164
Long-term debt	286	62	612	215
Other interest bearing liabilities	11	11	33	28
Total interest expense	1,276	950	3,495	2,634
Net interest income	5,104	5,179	15,815	14,878
Provision for loan losses	(46)	32	(490)	231
Net interest income after provision for loan losses	5,150	5,147	16,305	14,647
Non-interest income:
Customer service fees	429	462	1,280	1,311
Debit card fee income	328	323	1,000	939
Earnings on bank-owned life insurance and annuities	82	99	222	266
Trust fees	104	91	294	316
Commissions from sales of non-deposit products	52	82	218	202
Income/gain from unconsolidated subsidiary	—	—	—	296
Fees derived from loan activity	104	91	238	263
Mortgage banking income	16	17	52	53
Loss on sales and calls of securities	—	—	(56)	(15)
Change in value of equity securities	(19)	(4)	(4)	42
Other non-interest income	100	80	260	238
Total non-interest income	1,196	1,241	3,504	3,911
Non-interest expense:
Employee compensation expense	2,038	1,992	6,074	5,717
Employee benefits	1,492	848	3,090	1,935
Occupancy	309	306	979	918
Equipment	224	203	656	607
Data processing expense	556	498	1,545	1,402
Director compensation	51	50	156	157
Professional fees	210	140	772	494
Taxes, other than income	144	157	422	409
FDIC Insurance premiums	—	59	107	208
Gain on sales of other real estate owned	(222)	(52)	(208)	(62)
Amortization of intangible assets	21	23	65	54
Amortization of investment in low-income housing partnerships	200	200	600	600
Merger and acquisition expense	—	185	—	625
Other non-interest expense	333	423	1,227	1,279
Total non-interest expense	5,356	5,032	15,485	14,343
Income before income taxes	990	1,356	4,324	4,215
Income tax benefit	(103)	(29)	(27)	(472)
Net income	$1,093	$1,385	$4,351	$4,687
Earnings per share
Basic	$0.21	$0.27	$0.85	$0.95
Diluted	$0.21	$0.27	$0.85	$0.94

See Notes to Consolidated Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)	Three Months Ended September 30,
	2019			2018
	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
	Amount	Effect	Amount	Amount	Effect	Amount
Net income	$990	$103	$1,093	$1,356	$29	$1,385
Other comprehensive income:
Available for sale securities:
Unrealized holding gains (losses) arising during the period	802	(168)	634	(645)	135	(510)
Pension net gain	(235)	49	(186)	(55)	12	(43)
Pension gain due to change in assumptions	—	—	—	1,010	(212)	798
Amortization of pension net actuarial loss (2) (3)	942	(198)	744	242	(51)	191
Other comprehensive income	1,509	(317)	1,192	552	(116)	436
Total comprehensive income	$2,499	$(214)	$2,285	$1,908	$(87)	$1,821

(Dollars in thousands)	Nine Months Ended September 30,
	2019			2018 (adjusted)
	Pre-Tax	Tax	Net-of-Tax	Pre-Tax	Tax	Net-of-Tax
	Amount	Effect	Amount	Amount	Effect	Amount
Net income	$4,324	$27	$4,351	$4,215	$472	$4,687
Other comprehensive income (loss):
Available for sale securities:
Unrealized holding gains (losses) arising during the period	4,317	(906)	3,411	(3,340)	701	(2,639)
Unrealized holding gain from unconsolidated subsidiary	—	—	—	5	—	5
Less reclassification adjustment for losses included in net income (1) (3)	56	(12)	44	15	(3)	12
Pension net loss (gain)	2,399	(504)	1,895	(55)	12	(43)
Pension (loss) gain due to change in assumptions	(1,478)	310	(1,168)	1,010	(212)	798
Amortization of pension net actuarial loss (2) (3)	1,276	(268)	1,008	323	(68)	255
Other comprehensive income (loss)	6,570	(1,380)	5,190	(2,042)	430	(1,612)
Total comprehensive income	$10,894	$(1,353)	$9,541	$2,173	$902	$3,075

(1)	Amounts are included in (loss) gain on sales and calls of securities on the consolidated statements of income as a separate element within total non-interest income.
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

See Notes to Consolidated Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Stockholders’ Equity (Unaudited)

	Three Months Ended September 30, 2019
					Accumulated
(Dollars in thousands, except share data)	Number				Other		Total
	of Shares	Common		Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Surplus	Earnings	Income (Loss)	Stock	Equity
Balance, July 1, 2019	5,103,628	$5,142	$24,858	$43,539	$(301)	$(712)	$72,526
Net income				1,093			1,093
Other comprehensive income					1,192		1,192
Reclassification for ASU 2018-02				83	(83)		—
Cash dividends at $0.22 per share				(1,122)			(1,122)
Stock-based compensation			28				28
Treasury stock issued for stock plans	4,009		(6)			75	69
Balance, September 30, 2019	5,107,637	$5,142	$24,880	$43,593	$808	$(637)	$73,786

	Nine Months Ended September 30, 2019
					Accumulated
(Dollars in thousands, except share data)	Number				Other		Total
	of Shares	Common		Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Surplus	Earnings	Income (Loss)	Stock	Equity
Balance, January 1, 2019	5,092,048	$5,134	$24,821	$42,525	$(4,299)	$(803)	$67,378
Net income				4,351			4,351
Other comprehensive income					5,190		5,190
Reclassification for ASU 2018-02				83	(83)		—
Cash dividends at $0.66 per share				(3,366)			(3,366)
Stock-based compensation			75				75
Forfeiture of restricted stock	(800)						—
Treasury stock issued for stock plans	8,889		(8)			166	158
Common stock issued for stock plans	7,500	8	(8)				—
Balance, September 30, 2019	5,107,637	$5,142	$24,880	$43,593	$808	$(637)	$73,786

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Stockholders’ Equity (Unaudited)

	Three Months Ended September 30, 2018
					Accumulated
(Dollars in thousands, except share data)	Number			Retained	Other		Total
	of Shares	Common		Earnings	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Surplus	(adjusted)	Income (Loss)	Stock	Equity
Balance at July 1, 2018	5,093,536	$5,134	$24,779	$42,164	$(6,238)	$(773)	$65,066
Net income				1,385			1,385
Other comprehensive income					436		436
Cash dividends at $0.22 per share				(1,120)			(1,120)
Stock-based compensation			21				21
Balance, September 30, 2018	5,093,536	$5,134	$24,800	$42,429	$(5,802)	$(773)	$65,788

	Nine Months Ended September 30, 2018
					Accumulated
(Dollars in thousands, except share data)	Number				Other		Total
	of Shares	Common		Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Surplus	Earnings	Loss	Stock	Equity
Balance, January 1, 2018	4,767,656	$4,811	$18,565	$40,876	$(4,034)	$(831)	$59,387
Net income (adjusted)				4,687			4,687
Other comprehensive loss					(1,612)		(1,612)
Reclassification for ASU 2016-01				156	(156)		—
Cash dividends at $0.66 per share				(3,290)			(3,290)
Stock-based compensation			60				60
Purchase of treasury stock	(1,928)					(40)	(40)
Treasury stock issued for stock plans	5,170		(7)			98	91
Common stock issued for stock plans	7,354	8	34				42
Common stock issued for acquisition	315,284	315	6,148				6,463
Balance, September 30, 2018	5,093,536	$5,134	$24,800	$42,429	$(5,802)	$(773)	$65,788

See Notes to Consolidated Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)	Nine Months Ended September 30,
	2019	2018
Operating activities:		(adjusted)
Net income	$4,351	$4,687
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	(490)	231
Depreciation	598	604
Net amortization of securities premiums	578	412
Net amortization of loan origination fees	106	43
Deferred net loan origination costs	(340)	(348)
Amortization of core deposit intangible asset	65	54
Amortization of investment in low income housing partnership	600	600
Net amortization of purchase fair value adjustments	(158)	(58)
Net realized loss on sales and calls of available for sale securities	56	15
Change in value of equity securities	4	(42)
Net gain on sales of other real estate owned	(208)	(62)
Earnings on bank owned life insurance and annuities	(222)	(266)
Deferred income tax expense (benefit)	411	(113)
Equity loss in unconsolidated subsidiary, net of dividends of $0 and $75, respectively	—	194
Equity gain from acquisition of unconsolidated subsidiary	—	(415)
Stock-based compensation expense	75	60
Proceeds from mortgage loans sold to others	67	71
Mortgage banking income	(52)	(53)
Increase in accrued interest receivable and other assets	(1,541)	(1,364)
Increase (decrease) in accrued interest payable and other liabilities	2,589	(928)
Net cash provided by operating activities	6,489	3,322
Investing activities:
Purchases of:
Securities available for sale	(85,802)	(4,119)
FHLB stock	(638)	—
Premises and equipment	(348)	(252)
Bank owned life insurance and annuities	(35)	(35)
Proceeds from:
Sales of securities available for sale	11,107	4,285
Maturities of and principal repayments on securities available for sale	20,092	10,137
Redemption of FHLB stock	—	1,058
Sale of other real estate owned	952	296
Sale of fixed assets	7	—
Sale of other assets	—	22
Net cash received from acquisition	—	7,561
Investment in low income housing partnerships	(151)	(100)
Net decrease in interest bearing time deposits with banks	590	490
Net decrease (increase) in loans	13,212	(2,691)
Net cash (used in) provided by investing activities	(41,014)	16,652
Financing activities:
Net increase in deposits	15,110	16,071
Net decrease in short-term borrowings and securities sold under agreements to repurchase	(10,530)	(17,417)
Issuance of long-term debt	45,000	—
Repayment of long-term debt	(15,000)	(10,000)
Cash dividends	(3,366)	(3,290)
Purchase of treasury stock	—	(40)
Treasury stock issued for employee stock plans	158	91
Common stock issued for employee stock plans	—	42
Net cash provided by (used in) financing activities	31,372	(14,543)
Net (decrease) increase in cash and cash equivalents	(3,153)	5,431
Cash and cash equivalents at beginning of year	16,456	9,897
Cash and cash equivalents at end of period	$13,303	$15,328

(Dollars in thousands)	Nine Months Ended September 30,
	2019	2018
Supplemental information:
Interest paid	$3,329	$2,619
Income tax paid	143	14
Supplemental schedule of noncash investing and financing activities:
Transfer of loans to other real estate owned	$—	$67
Transfer of loans to repossessed vehicles	7	12
ROU assets obtained in exhange for lease obligations	556	—

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results may differ from those estimates, and such differences could be material to the financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2019 are not necessarily indicative of the results for the year ending December 31, 2019. For further information, refer to the consolidated financial statements and notes thereto included in Juniata Valley Financial Corp.’s Annual Report on Form 10‑K (“Annual Report”) for the year ended December 31, 2018.

The Company has evaluated events and transactions occurring subsequent to the consolidated statement of financial condition date of September 30, 2019 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

Correction of Immaterial Errors

The comparability of the results for the nine months ended September 30, 2019 and 2018 was impacted by an adjustment related to the Liverpool acquisition. The originally reported net income for the nine months ended September 30, 2018 was adjusted when an income tax credit of $406,000 was recorded in the first quarter of 2019, effective as of April 30, 2018. The adjustment removed the deferred tax liability related to Juniata’s previous 39.16% ownership in Liverpool upon its acquisition of Liverpool’s remaining shares on April 30, 2018, increasing the previously reported income tax benefit for the nine months ended September 30, 2018.  Therefore, periods presented for the nine months ended September 30, 2018 in the Consolidated Statements of Income, Comprehensive Income, Stockholders’ Equity, Cash Flows, as well as earnings per share have been updated to reflect this adjustment.

The following table summarizes the adjustments related to the removal of the deferred tax liability.

(Dollars in thousands)	(Originally Reported)		(As Adjusted)
	Nine Months Ended		Nine Months Ended
	September 30, 2018	Adjustment	September 30, 2018
Income Tax Benefit	$(66)	$(406)	$(472)
Net Income	4,281	406	4,687
Basic Earnings Per Share	0.86	0.09	0.95
Diluted Earnings Per Share	0.86	0.08	0.94

Additionally, a reclassification of $83,000 between accumulated other comprehensive income (“AOCI”) and retained earnings on the Consolidated Statements of Financial Condition was processed in the third quarter of 2019. The reclassification was related to a portion of AOCI associated with the defined benefit plan that should have been reclassified to retained earnings upon the adoption of Accounting Standard Update (“ASU”) 2018-02 - Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income in December 2017.

2. RECENT ACCOUNTING STANDARDS UPDATES

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

Effective Date: On October 16, 2019, the FASB voted and approved to delay the effective date of this ASU for smaller reporting companies until fiscal years beginning after December 15, 2022. Since the Company is a smaller reporting company, the approved delay by the FASB is applicable. While the Company’s senior management is currently in the process of evaluating the impact of the amended guidance on its consolidated financial statements and disclosures, it expects the allowance for loan and lease losses (“ALLL”) to increase upon adoption given that the allowance will be required to cover the full remaining expected life of the portfolio, rather than the incurred loss under current U.S. GAAP. The extent of this increase is still being evaluated and will depend on economic conditions and the composition of the Company’s loan portfolio at the time of adoption. In preparation, the Company has taken steps to prepare for the implementation when it becomes effective by forming an internal taskforce, gathering pertinent data, participating in training courses, and partnering with a software provider that specializes in ALLL analysis, as well as assessing the sufficiency of data currently available through its core database.

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

The purchase price included goodwill and a core deposit intangible of $3,691,000 and $289,000, respectively. The core deposit intangible is being amortized over a ten-year period using a sum of the year’s digits basis. The goodwill is not being amortized but is tested annually for impairment, or more frequently if circumstances require. ASC 805 allows for adjustments to the estimated fair value of assets and liabilities, and the resulting goodwill for a period of up to one year after the merger date for new information that becomes available reflecting circumstances at the merger date. During the nine months ended September 30, 2019, Juniata recorded a ($92,000) adjustment to goodwill relating to the tax treatment of Liverpool’s acquired net operating loss resulting in goodwill related to the Liverpool acquisition of $3,599,000 as illustrated in the table below.

Allocation of the purchase price was as follows:

(Dollars in thousands)	Recorded at		Recorded at
	April 30, 2018	Change	September 30, 2019
Step One Purchase Price Consideration
April 30, 2018 JUVF basis in LCB (before gain)	$4,622	$—	$4,622
Increase in Step One basis from equity gain in acquisition	415	—	415
Total Step One adjusted basis	5,037	—	5,037

Step Two Purchase Price Consideration
Purchase price assigned to LCB common shares exchanged for 315,284 JUVF common shares	$6,463	$—	$6,463
Purchase price assigned to LCB common shares exchanged for cash including cash in lieu of fractional shares	1,362	—	1,362
Total Step Two purchase price consideration	7,825	—	7,825
Total purchase price	12,862	—	12,862

LCB net assets acquired:
Tangible common equity	9,246	—	9,246
Adjustments to reflect assets acquired and liabilities assumed at fair value:
Total fair value adjustments	(95)	—	(95)
Associated deferred income taxes	20	92	112
Fair value adjustment to net assets acquired, net of tax	(75)	92	17
Total LCB net assets acquired	9,171	92	9,263
Goodwill resulting from the merger	$3,691	$(92)	$3,599

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed.

(Dollars in thousands)	Recorded at		Recorded at
	April 30, 2018	Change	September 30, 2019
Total purchase price	$12,862	$—	$12,862
Net assets acquired:
Cash and cash equivalents	8,923	—	8,923
Investments in time deposits with banks	3,675	—	3,675
Loans	31,331	—	31,331
Premises and equipment	125	—	125
Accrued interest receivable	123	—	123
Core deposit and other intangibles	289	—	289
Bank owned life insurance	632	—	632
FHLB stock	124	—	124
Other assets	267	92	359
Deposits	(36,052)	—	(36,052)
Accrued interest payable	(17)	—	(17)
Other liabilities	(249)	—	(249)
	9,171	92	9,263
Goodwill	$3,691	$(92)	$3,599

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

The following table presents unaudited pro forma information as if the merger between Juniata and Liverpool had been completed on January 1, 2017. The pro forma information does not necessarily reflect the results of operations that would have occurred had Juniata merged with Liverpool at the beginning of 2017. Due to Juniata’s former 39.16% ownership in Liverpool, the income previously recorded in the three and nine months ended September 30, 2018 that was attributable to the partial ownership of Liverpool has been excluded, in addition to merger-related costs incurred in 2018 and the resulting tax impacts. Supplemental pro forma earnings for the three months ended September 30, 2018 were adjusted to exclude $185,000 in merger-related expenses and the resulting $39,000 tax benefit. Supplemental pro forma earnings for the nine months ended September 30, 2018 were adjusted to exclude $296,000 of income/gain from unconsolidated subsidiary, $625,000 in merger-related expenses, and the resulting tax benefit of $69,000, as well as the aforementioned $406,000 tax credit. A 21% tax rate was assumed. The pro forma financial information does not include the impact of possible business model changes, nor does it consider any potential impacts of current market conditions or revenues, expense efficiencies or other factors.

(Dollars in thousands; except share data)	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Net interest income after loan loss provision	$5,147	$15,596
Noninterest income	1,241	3,701
Noninterest expense	4,847	13,959
Net income available to common shareholders	1,531	5,179
Net income per common share	0.30	1.01

4. ACCUMULATED OTHER COMPREHENSIVE LOSS

Components of accumulated other comprehensive loss, net of tax, consisted of the following:

(Dollars in thousands)
	September 30, 2019	December 31, 2018
Unrealized gains (losses) on available for sale securities	$808	$(2,647)
Defined benefit pension expense	—	(1,652)
Accumulated other comprehensive income (loss)	$808	$(4,299)

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

The comparability of the results for the nine months ended September 30, 2019 and 2018 was impacted by an adjustment related to the Liverpool acquisition on April 30, 2018 as previously mentioned in Note 1.  The originally reported basic and diluted EPS for the nine months ended September 30, 2018 of $0.86 was increased to $0.95 and $0.94,  respectively, reflecting the adjustment to earnings per share due to the recording of the $406,000 in additional net income as described in Note 1. The adjusted nine months ended September EPS calculation is illustrated below.

The following table sets forth the computation of basic and diluted earnings per share:

(Dollars in thousands, except earnings per share data)	Three Months Ended September 30,
	2019	2018
Net income	$1,093	$1,385
Weighted-average common shares outstanding	5,104	5,094
Basic earnings per share	$0.21	$0.27
Weighted-average common shares outstanding	$5,104	5,094
Common stock equivalents due to effect of stock options	20	26
Total weighted-average common shares and equivalents	5,124	5,120
Diluted earnings per share	$0.21	$0.27

(Dollars in thousands, except earnings per share)	Nine months ended September 30,
	2019	2018
		(adjusted)
Net income	$4,351	$4,687
Weighted-average common shares outstanding	5,101	4,952
Basic earnings per share	$0.85	$0.95
Weighted-average common shares outstanding	5,101	4,952
Common stock equivalents due to effect of stock options	20	21
Total weighted-average common shares and equivalents	$5,121	$4,973
Diluted earnings per share	$0.85	$0.94

6. SECURITIES

Equity Securities

Equity securities owned by the Company consist of common stock of various financial services providers. Upon the adoption of ASU 2016‑01 on January 1, 2018, all of the Company’s equity securities were within the scope of ASC Topic 321, Investments – Equity Securities. Topic 321 requires all equity securities within its scope to be measured at fair value with changes in fair value recognized in net income. As of September 30, 2019, the Company had $1,115,000 in equity securities recorded at fair value and $1,118,000 in equity securities recorded at fair value at December 31, 2018. The Company recorded a net loss of $19,000 and $4,000 during the three and nine months ended September 30, 2019, respectively, and a net loss of $4,000 and a net gain of $42,000 during the three and nine months ended September 30, 2018, respectively, on the consolidated statements of income as a result of  the change in fair value of the Company’s equity securities.

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

The Company’s available for sale investment portfolio includes primarily bonds issued by U.S. Government sponsored enterprises (approximately 12% of the investment portfolio), mortgage-backed securities issued by Government-sponsored entities and backed by residential mortgages (approximately 85%) and municipal bonds (approximately 3%) as of September 30, 2019. Most of the municipal bonds are general obligation bonds with maturities or pre-refunding dates within 5 years.

The amortized cost and fair value of securities available for sale as of September 30, 2019 and December 31, 2018, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the securities may be called or prepaid with or without prepayment penalties.

(Dollars in thousands)	September 30, 2019
			Gross	Gross
	Amortized	Fair	Unrealized	Unrealized
Debt Securities Available for Sale	Cost	Value	Gains	Losses
Type and Maturity
Obligations of U.S. Government sponsored enterprises
After one year but within five years	$21,998	$21,963	$1	$(36)
After five years but within ten years	2,000	2,001	1	—
	23,998	23,964	2	(36)
Obligations of state and political subdivisions
Within one year	1,325	1,331	6	—
After one year but within five years	3,397	3,404	7	—
After five years but within ten years	723	726	3	—
	5,445	5,461	16	—
Mortgage-backed securities	169,835	170,869	1,359	(325)
Total	$199,278	$200,294	$1,377	$(361)

(Dollars in thousands)	December 31, 2018
			Gross	Gross
	Amortized	Fair	Unrealized	Unrealized
Debt Securities Available for Sale	Cost	Value	Gains	Losses
Type and Maturity
Obligations of U.S. Government sponsored enterprises
After one year but within five years	$20,998	$20,355	$—	$(643)
After five years but within ten years	2,999	2,911	—	(88)
	23,997	23,266	—	(731)
Obligations of state and political subdivisions
Within one year	826	826	—	—
After one year but within five years	14,751	14,686	13	(78)
After five years but within ten years	2,779	2,669	—	(110)
	18,356	18,181	13	(188)
Mortgage-backed securities	102,957	100,506	172	(2,623)
Total	$145,310	$141,953	$185	$(3,542)

Certain obligations of the U.S. Government and state and political subdivisions are pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law. The carrying value of the pledged assets was $60,844,000 and $50,157,000 at September 30, 2019 and December 31, 2018, respectively.

In addition to cash received from the scheduled maturities of investment securities, some securities available for sale are sold or called at current market values during the course of normal operations.

There were no securities sold or called during the three months ended September 30, 2019 or 2018. The following table summarizes proceeds received from sales or calls of available for sale investment securities transactions and the resulting realized gains and losses during the nine months ended September 30, 2019 and 2018.

(Dollars in thousands)	Nine Months Ended
	September 30,
	2019	2018
Gross proceeds from sales and calls of securities	$11,107	$4,285
Securities available for sale:
Gross realized gains from sold and called securities	$5	$—
Gross realized losses from sold and called securities	(61)	(15)
Net losses from sales and calls of securities	$(56)	$(15)

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

The following tables show gross unrealized losses and fair values of debt securities available for sale, aggregated by category and length of time the individual securities have been in a continuous unrealized loss position, at September 30, 2019 and December 31, 2018:

	Unrealized Losses at September 30, 2019
	Less Than 12 Months			12 Months or More			Total
(Dollars in thousands)	Number			Number			Number
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Obligations of U.S. Government sponsored enterprises	5	$8,463	$(36)	—	$—	$—	5	$8,463	$(36)
Obligations of state and political subdivisions	1	31	—	—	—	—	1	31	—
Mortgage-backed securities	4	10,594	(35)	17	25,266	(290)	21	35,860	(325)
Total temporarily impaired securities	10	$19,088	$(71)	17	$25,266	$(290)	27	$44,354	$(361)

	Unrealized Losses at December 31, 2018
	Less Than 12 Months			12 Months or More			Total
(Dollars in thousands)	Number			Number			Number
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Obligations of U.S. Government sponsored enterprises	—	$—	$—	14	$23,267	$(731)	14	$23,267	$(731)
Obligations of state and political subdivisions	8	5,055	(10)	13	8,242	(178)	21	13,297	(188)
Mortgage-backed securities	3	6,726	(32)	43	77,170	(2,591)	46	83,896	(2,623)
Total temporarily impaired securities	11	$11,781	$(42)	70	$108,679	$(3,500)	81	$120,460	$(3,542)

At September 30, 2019, five obligations of U.S. Government sponsored enterprises had unrealized losses. None of these securities have been in a continuous loss position for twelve months or more.

At September 30, 2019, one obligation of state and political subdivisions had unrealized losses. The security was not in a continuous loss position for twelve months or more.

At September 30, 2019, twenty-one mortgage-backed securities had an unrealized loss. Seventeen of these securities have been in a continuous loss position for twelve months or more. The mortgage-backed securities in the Company’s portfolio are government sponsored enterprise (GSE) pass-through instruments issued by the Federal National Mortgage Association (FNMA) or Federal Home Loan Mortgage Corporation (FHLMC), which guarantees the timely payment of principal on these investments.

The unrealized losses noted above are considered to be temporary impairments. The decline in the values of the debt securities is due only to interest rate fluctuations, rather than erosion of issuer credit quality. As a result, the payment of contractual cash flows, including principal repayment, is not at risk. Because the Company does not intend to sell the securities, does not believe the Company will be required to sell the securities before recovery and expects to recover the entire amortized cost basis, none of the debt securities are deemed to be other-than-temporarily impaired for the periods ended September 30, 2019, September 30, 2018 and December 31, 2018, respectively.

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

The Company offers fixed-rate and adjustable rate mortgage loans with  a term up to a maximum of 25‑years for both permanent structures and those under construction. The Company’s one-to-four family residential mortgage originations are secured primarily by properties located in its primary market area and surrounding areas. The majority of the Company’s residential mortgage loans originate with a loan-to-value of 80% or less. Home equity installment loans are secured by the borrower’s primary residence with a maximum loan-to-value of 95% and a maximum term of 15 years. Home equity lines of credit are secured by the borrower’s primary residence with a maximum loan-to-value of 90% and a maximum term of 20 years.

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

The allowance for loan losses is maintained at a level considered adequate to offset probable incurred losses on the Company’s existing loans. The analysis of the allowance for loan losses relies heavily on changes in observable trends that may indicate potential credit weaknesses. Management’s periodic evaluation of the adequacy of the allowance is based on the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect a borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available.  Based on management’s comprehensive analysis of the loan portfolio, management believes the level of the allowance for loan losses as of September 30, 2019 was adequate.

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

Loan Portfolio Classification

The following table presents the loan portfolio by class at September 30, 2019 and December 31, 2018.

(Dollars in thousands)
	September 30, 2019	December 31, 2018
Commercial, financial and agricultural	$48,278	$46,563
Real estate - commercial	130,051	141,295
Real estate - construction	41,191	36,688
Real estate - mortgage	154,431	163,548
Obligations of states and political subdivisions	21,883	19,129
Personal	9,487	10,408
Total	$405,321	$417,631

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of September 30, 2019 and December 31, 2018.

(Dollars in thousands)		Special
As of September 30, 2019	Pass	Mention	Substandard	Doubtful	Total
Commercial, financial and agricultural	$42,927	$3,450	$1,901	$—	$48,278
Real estate - commercial	117,119	5,929	6,953	50	130,051
Real estate - construction	39,656	293	1,242	—	41,191
Real estate - mortgage	152,001	337	1,978	115	154,431
Obligations of states and political subdivisions	21,883	—	—	—	21,883
Personal	9,473	—	14	—	9,487
Total	$383,059	$10,009	$12,088	$165	$405,321

(Dollars in thousands)		Special
As of December 31, 2018	Pass	Mention	Substandard	Doubtful	Total
Commercial, financial and agricultural	$42,757	$2,992	$814	$—	$46,563
Real estate - commercial	125,352	8,590	6,459	894	141,295
Real estate - construction	34,131	—	2,528	29	36,688
Real estate - mortgage	160,774	24	2,569	181	163,548
Obligations of states and political subdivisions	19,129	—	—	—	19,129
Personal	10,389	—	19	—	10,408
Total	$392,532	$11,606	$12,389	$1,104	$417,631

The Company has certain loans in its portfolio that are considered to be impaired. It is the policy of the Company to recognize income on impaired loans that have been transferred to nonaccrual status on a cash basis, only to the extent that it exceeds anticipated principal balance recovery. Until an impaired loan is placed on nonaccrual status, income is recognized on the accrual basis. Collateral analysis is performed on each impaired loan at least quarterly, and results are used to determine if a specific reserve is necessary to adjust the carrying value of each individual loan down to the estimated fair value. Generally, specific reserves are carried against impaired loans based upon estimated collateral value until a confirming loss event occurs or until termination of the credit is scheduled through liquidation of the collateral or foreclosure. Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process at September 30, 2019 and December 31, 2018 totaled $421,000 and $94,000, respectively. Charge-offs will occur when a confirmed loss is identified. Professional appraisals of collateral, discounted for expected selling costs, appraisal age, economic conditions and other known factors are used to determine the charge-off amount.

The following table summarizes information regarding impaired loans by portfolio class as of September 30, 2019 and December 31, 2018.

(Dollars in thousands)	As of September 30, 2019			As of December 31, 2018
	Recorded	Unpaid Principal	Related	Recorded	Unpaid Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
Impaired loans
With no related allowance recorded:
Commercial, financial and agricultural	$737	$738	$—	$—	$—	$—
Real estate - commercial	1,222	1,318	—	909	1,303	—
Acquired with credit deterioration	376	400	—	544	592	—
Real estate – construction	—	1,055	—	27	1,123	—
Real estate - mortgage	1,296	1,994	—	1,180	1,912	—
Acquired with credit deterioration	749	873	—	971	1,061	—
Personal	14	14	—	17	17	—
Total:
Commercial, financial and agricultural	$737	$738	$—	$—	$—	$—
Real estate - commercial	1,222	1,318	—	909	1,303	—
Acquired with credit deterioration	376	400	—	544	592	—
Real estate - construction	—	1,055	—	27	1,123	—
Real estate – mortgage	1,296	1,994	—	1,180	1,912	—
Acquired with credit deterioration	749	873	—	971	1,061	—
Personal	14	14	—	17	17	—
	$4,394	$6,392	$—	$3,648	$6,008	$—

Average recorded investment of impaired loans and related interest income recognized for the three and nine months ended September 30, 2019 and 2018 are summarized in the tables below.

(Dollars in thousands)	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
	Average	Interest	Cash Basis	Average	Interest	Cash Basis
	Recorded	Income	Interest	Recorded	Income	Interest
	Investment	Recognized	Income	Investment	Recognized	Income
Impaired loans
With no related allowance recorded:
Commercial, financial and agricultural	$750	$—	$12	$—	$—	$—
Real estate - commercial	1,232	5	16	912	—	—
Acquired with credit deterioration	381	—	—	521	—	—
Real estate - construction	—	—	—	1,990	4	14
Real estate - mortgage	1,284	4	12	1,095	—	—
Acquired with credit deterioration	763	—	—	17	—	—
Personal	14	—	—	—	—	—
Total:
Commercial, financial and agricultural	$750	$—	$12	$—	$—	$—
Real estate - commercial	1,232	5	16	912	—	—
Acquired with credit deterioration	381	—	—	521	—	—
Real estate - mortgage	1,284	4	12	1,095	—	—
Acquired with credit deterioration	763	—	—	17	—	—
Personal	14	—	—	—	—	—
	$4,424	$9	$40	$4,535	$4	$14

(Dollars in thousands)	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
	Average	Interest	Cash Basis	Average	Interest	Cash Basis
	Recorded	Income	Interest	Recorded	Income	Interest
	Investment	Recognized	Income	Investment	Recognized	Income
Impaired Loans
With no related allowance recorded:
Commercial, financial and agricultural	$369	$22	$12	$234	$—	$—
Real estate - commercial	1,066	40	16	2,971	—	—
Acquired with credit deterioration	460	—	—	350	—	—
Real estate - construction	14	—	—	—	—	—
Real estate - mortgage	1,238	13	35	2,122	14	16
Acquired with credit deterioration	860	—	—	698	—	—
Personal	16	—	—	9	—	—
Total:
Commercial, financial and agricultural	$369	$22	$12	$234	$—	$—
Real estate - commercial	1,066	40	16	2,971	—	—
Acquired with credit deterioration	460	—	—	350	—	—
Real estate - construction	14	—	—	—	—	—
Real estate - mortgage	1,238	13	35	2,122	14	16
Acquired with credit deterioration	860	—	—	698	—	—
Personal	16	—	—	9	—	—
	$4,023	$75	$63	$6,384	$14	$16

Loans on which the accrual of interest has been discontinued are designated as non-accrual loans. Accrual of interest on loans is generally discontinued when the contractual payment of principal or interest has become 90 days past due or reasonable doubt exists as to the full, timely collection of principal or interest. However, it is the Company’s policy to continue to accrue interest on loans over 90 days past due as long as (1) they are guaranteed or well secured and (2) there is an effective means of timely collection in process. When a loan is placed on non-accrual status, all unpaid interest credited to income in the current year is reversed against current period income, and unpaid interest accrued in prior years is charged against the allowance for loan losses. Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. Generally, accruals are resumed on loans only when the obligation is brought fully current with respect to interest and principal, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectability of the total contractual principal and interest is no longer in doubt. The Company’s nonaccrual and charge-off policies are the same, regardless of loan type.

The following table presents nonaccrual loans by classes of the loan portfolio as of September 30, 2019 and December 31, 2018.

(Dollars in thousands)
	September 30, 2019	December 31, 2018
Nonaccrual loans:
Commercial, financial and agricultural	$737	$—
Real estate - commercial	912	908
Real estate - construction	—	29
Real estate - mortgage	893	753
Personal	14	17
Total	$2,556	$1,707

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. Past due status is determined by the contractual terms of the loan.

The following tables present the classes of the loan portfolio summarized by the past due status as of September 30, 2019 and December 31, 2018.

							Loans
							Past Due
							Greater
(Dollars in thousands)				Greater			than 90
		30‑59 Days	60‑89 Days	than 90	Total Past		Days and
	Current	Past Due	Past Due	Days	Due	Total Loans	Accruing(1)
As of September 30, 2019
Commercial, financial and agricultural	$48,275	$3	$—	$—	$3	$48,278	$—
Real estate - commercial	129,396	229	—	50	279	129,675	—
Real estate - construction	40,898	293	—	—	293	41,191	—
Real estate - mortgage	151,713	592	600	777	1,969	153,682	204
Obligations of states and political subdivisions	21,883	—	—	—	—	21,883	—
Personal	9,431	41	1	14	56	9,487	—
Subtotal	401,596	1,158	601	841	2,600	404,196	204
Loans acquired with credit deterioration
Real estate - commercial	376	—	—	—	—	376	—
Real estate - mortgage	536	209	—	4	213	749	4
Subtotal	912	209	—	4	213	1,125	4
	$402,508	$1,367	$601	$845	$2,813	$405,321	$208

							Loans
							Past Due
							Greater
(Dollars in thousands)				Greater			than 90
		30‑59 Days	60‑89 Days	than 90	Total Past		Days and
	Current	Past Due	Past Due	Days	Due	Total Loans	Accruing(1)
As of December 31, 2018
Commercial, financial and agricultural	$46,557	$6	$—	$—	$6	$46,563	$—
Real estate - commercial	139,890	—	—	1,214	1,214	141,104	306
Real estate - construction	36,627	32	—	29	61	36,688	—
Real estate - mortgage	161,651	824	561	175	1,560	163,211	23
Obligations of states and political subdivisions	19,129	—	—	—	—	19,129	—
Personal	10,352	24	15	17	56	10,408	—
Subtotal	414,206	886	576	1,435	2,897	417,103	329
Loans acquired with credit deterioration
Real estate - commercial	51	140	—	—	140	191	—
Real estate - mortgage	71	259	—	7	266	337	7
Subtotal	122	399	—	7	406	528	7
	$414,328	$1,285	$576	$1,442	$3,303	$417,631	$336

(1)	These loans are guaranteed, or well-secured, and there is an effective means of collection in process.

The following tables summarize information regarding troubled debt restructurings by loan portfolio class at September 30, 2019 and December 31, 2018.

(Dollars in thousands)		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding
	Contracts	Recorded Investment	Recorded Investment	Recorded Investment
As of September 30, 2019
Accruing troubled debt restructurings:
Real estate - commercial	1	$306	$326	$314
Real estate - mortgage	7	488	516	406

Non-accruing troubled debt restructurings:
Real estate - mortgage	1	25	25	16
	9	$819	$867	$736

(Dollars in thousands)		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding
	Contracts	Recorded Investment	Recorded Investment	Recorded Investment
As of December 31, 2018
Accruing troubled debt restructurings:
Real estate - mortgage	8	$522	$550	$428

Non-accruing troubled debt restructurings:
Real estate - mortgage	1	25	25	17
	9	$547	$575	$445

The Company’s troubled debt restructurings are also impaired loans, which may result in a specific allocation and subsequent charge-off if appropriate. As of September 30, 2019, there were no specific reserves carried for troubled debt restructured loans. One troubled debt restructured loan for $314,000 was in default within 12 months of restructure during the three and nine months ended September 30, 2019. There were no troubled debt restructured loans in default within 12 months of restructure during the three or nine months ended September 30, 2018. On December 31, 2018, there were no specific reserves carried for the troubled debt restructurings, nor any charge-offs related to the troubled debt restructured loans. The amended terms of the restructured loans vary, and may include interest rates that have been reduced, principal payments that have been reduced or deferred for a period of time and/or maturity dates that have been extended.

There were no loan terms modified resulting in troubled debt restructuring during the three months ended September 30, 2019. The following table lists the two loans whose terms were modified resulting in troubled debt restructurings during the nine months ended September 30, 2019.

(Dollars in thousands)		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding
	Contracts	Recorded Investment	Recorded Investment	Recorded Investment
Nine months ended September 30, 2019
Accruing troubled debt restructurings:
Real estate - commercial	1	$306	$326	$314
Real estate - mortgage	1	9	9	6
	2	$315	$335	$320

There were no loan terms modified resulting in troubled debt restructuring during the three months ended September 30, 2018. The following table lists the loan whose terms were modified resulting in a troubled debt restructuring during the nine month periods ended September 30, 2018.

(Dollars in thousands)		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding
	Contracts	Recorded Investment	Recorded Investment	Recorded Investment
Nine months ended September 30, 2018
Accruing troubled debt restructurings:
Real estate - mortgage	1	$153	$153	$153
	1	$153	$153	$153

The following table presents the activity in the allowance for loan losses for the three and nine months ended September 30, 2019 and 2018.

(Dollars in thousands)				Obligations
	Commercial,			of states
	financial and	Real estate-	Real estate-	and political	Real estate-
	agricultural	commercial	construction	subdivisions	mortgage	Personal	Total
Three Months Ended
September 30, 2019
Balance, beginning of period	$274	$1,038	$588	$22	$1,019	$74	$3,015
Provision for loan losses	(8)	—	(37)	1	(6)	4	(46)
Charge-offs	(2)	—	—	—	—	(11)	(13)
Recoveries	—	—	94	—	2	5	101
Balance, end of period	$264	$1,038	$645	$23	$1,015	$72	$3,057
September 30, 2018
Balance, beginning of period	$348	$1,062	$327	$—	$1,261	$60	$3,058
Provision for loan losses	(56)	(3)	43	—	40	8	32
Charge-offs	—	(9)	—	—	(48)	(12)	(69)
Recoveries	3	—	—	—	7	7	17
Balance, end of period	$295	$1,050	$370	$—	$1,260	$63	$3,038
Nine Months Ended
September 30, 2019
Balance, beginning of period	$275	$1,074	$558	$20	$1,035	$72	$3,034
Provision for loan losses	(12)	(335)	(200)	3	22	32	(490)
Charge-offs	(2)	(15)	—	—	(49)	(48)	(114)
Recoveries	3	314	287	—	7	16	627
Balance, end of period	$264	$1,038	$645	$23	$1,015	$72	$3,057
September 30, 2018
Balance, beginning of period	$273	$1,022	$288	$—	$1,285	$71	$2,939
Provision for loan losses	13	83	82	—	39	14	231
Charge-offs	—	(60)	—	—	(76)	(35)	(171)
Recoveries	9	5	—	—	12	13	39
Balance, end of period	$295	$1,050	$370	$—	$1,260	$63	$3,038

The following table summarizes the ending loan balance individually evaluated for impairment based upon loan classification, as well as the related allowance for each at September 30, 2019 and December 31, 2018.

(Dollars in thousands)				Obligations
	Commercial,			of states
	financial and	Real estate-	Real estate-	and political	Real estate-
	agricultural	commercial	construction	subdivisions	mortgage	Personal	Total
September 30, 2019
Loans allocated by:
individually evaluated for impairment	$737	$1,222	$—	$—	$1,296	$14	$3,269
acquired with credit deterioration	—	376	—	—	749	—	1,125
collectively evaluated for impairment	47,541	128,453	41,191	21,883	152,386	9,473	400,927
	$48,278	$130,051	$41,191	$21,883	$154,431	$9,487	$405,321
Allowance for loan losses allocated by:
individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
acquired with credit deterioration	—	—	—	—	—	—	—
collectively evaluated for impairment	264	1,038	645	23	1,015	72	3,057
	$264	$1,038	$645	$23	$1,015	$72	$3,057
December 31, 2018
Loans allocated by:
individually evaluated for impairment	$—	$909	$27	$—	$1,180	$17	$2,133
acquired with credit deterioration	—	544	—	971	—	—	1,515
collectively evaluated for impairment	46,563	139,842	36,661	18,158	162,368	10,391	413,983
	$46,563	$141,295	$36,688	$19,129	$163,548	$10,408	$417,631
Allowance for loan losses allocated by:
individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
acquired with credit deterioration	—	—	—	—	—	—	—
collectively evaluated for impairment	275	1,074	558	1,035	20	72	3,034
	$275	$1,074	$558	$1,035	$20	$72	$3,034

8. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

On September 8, 2006, the Company acquired a branch office in Richfield, PA. Goodwill associated with this transaction is carried at $2,046,000. On November 30, 2015, the Company acquired FNBPA Bancorp, Inc. and as a result, carries goodwill of $3,402,000 relating to the acquisition. On April 30, 2018, the Company acquired the remainder of the outstanding common stock of Liverpool Community Bank and, as a result, carries goodwill of $3,599,000 relating to the acquisition.

Total goodwill at September 30, 2019 and December 31, 2018 was $9,047,000 and $9,139,000, respectively. Goodwill is not amortized but is tested annually for impairment or more frequently if certain events occur which might indicate goodwill has been impaired. There was no impairment of goodwill during the three or nine month periods ended September 30, 2019 or 2018.

Intangible Assets

On November 30, 2015, a core deposit intangible in the amount of $303,000 associated with the FNBPA Bancorp, Inc. acquisition was recorded and is being amortized over a ten-year period using a sum of the year’s digits basis. Amortization expense recognized for the intangibles related to the FNBPA acquisition in the three and nine months ended September 30, 2019 was $9,000 and $28,000, respectively.

On April 30, 2018, a core deposit intangible in the amount of $289,000 associated with the Liverpool Community Bank acquisition was recorded and is being amortized over a ten-year period using a sum of the year’s digit basis. Amortization expense recognized for the intangible related to the Liverpool Community Bank acquisition in the three and nine months ended September 30, 2019 was $12,000 and $37,000, resepectively.

The following table shows the amortization schedule for each of the intangible assets recorded.

(Dollars in thousands)	FNBPA	LCB
	Acquisition	Acquisition
	Core	Core
	Deposit	Deposit
	Intangible	Intangible
Beginning Balance at Acquisition Date	$303	$289
Amortization expense recorded prior to January 1, 2018	108	—
Amortization expense recorded in the twelve months
ended December 31, 2018	44	35
Unamortized balance as of December 31, 2018	151	254
Amortization expense recorded in the
nine months ended September 30, 2019	28	37
Unamortized balance as of September 30, 2019	$123	$217

Scheduled remaining amortization expense for years ended:
December 31, 2019	$10	$12
December 31, 2020	33	44
December 31, 2021	27	39
December 31, 2022	22	33
December 31, 2023	16	28
After December 31, 2023	15	61

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

10. BORROWINGS

Borrowings consisted of the following as of September 30, 2019 and December 31, 2018.

(Dollars in thousands)	September 30,	December 31,
	2019	2018
Securities sold under agreements to repurchase	$3,981	$2,911
Overnight advances with FHLB	—	11,600
Long-term debt with FHLB	45,000	15,000
	$48,981	$29,511

Long-term debt is comprised only of FHLB advances with an original maturity of one year or more. The following table summarizes the scheduled maturities of long-term debt as of September 30, 2019.

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

The following tables summarize financial assets and financial liabilities measured at fair value as of September 30, 2019 and December 31, 2018, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value. There were no transfers of assets between fair value Level 1 and Level 2 during the nine months ended September 30, 2019 or 2018.

		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
(Dollars in thousands)	September 30,	for Identical	Observable	Unobservable
	2019	Assets	Inputs	Inputs
Measured at fair value on a recurring basis:
Debt securities available-for-sale:
Obligations of U.S. Government agencies and corporations	$23,964	$—	$23,964	$—
Obligations of state and political subdivisions	5,461	—	5,461	—
Mortgage-backed securities	170,869	—	170,869	—
Equity securities	1,133	1,133	—	—
Mortgage servicing rights	185	—	—	185

Measured at fair value on a non-recurring basis:
Impaired loans	$165	$—	$—	$165

		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
(Dollars in thousands)	December 31,	for Identical	Observable	Unobservable
	2018	Assets	Inputs	Inputs
Measured at fair value on a recurring basis:
Debt securities available-for-sale:
Obligations of U.S. Government agencies and corporations	$23,266	$—	$23,266	$—
Obligations of state and political subdivisions	18,181	—	18,181	—
Mortgage-backed securities	100,506	—	100,506	—
Equity securities	1,118	1,118	—	—
Mortgage servicing rights	200	—	—	200

Measured at fair value on a non-recurring basis:
Impaired loans	$1,104	$—	$—	$1,104
Other real estate owned	149	—	—	149

The following tables present additional quantitative information about assets measured at fair value for which Level 3 inputs have been used to determine fair value:

(Dollars in thousands)
	Fair Value				Weighted
September 30, 2019	Estimate	Valuation Technique	Unobservable Input	Range	Average
Impaired loans	$165	Appraisal of collateral (1)	Appraisal and liquidation adjustments (2)	7 - 20%	9%
Mortgage servicing rights	185	Multiple of annual servicing fee	Estimated pre-payment speed, based on rate and term	300 - 400%	367%

(Dollars in thousands)
	Fair Value				Weighted
December 31, 2018	Estimate	Valuation Technique	Unobservable Input	Range	Average
Impaired loans	$1,104	Appraisal of collateral (1)	Appraisal and liquidation adjustments (2)	0% - 15%	14%
Other real estate owned	149	Appraisal of collateral (1)	Appraisal and liquidation adjustments (2)	2%	2%
Mortgage servicing rights	200	Multiple of annual servicing fee	Estimated pre-payment speed, based on rate and term	300 - 400%	369%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral that generally include various Level 3 inputs which are not identifiable.
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

The estimated fair values of the Company’s financial instruments are as follows:

	Financial Instruments
(Dollars in thousands)	September 30, 2019		December 31, 2018
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and due from banks	$13,239	$13,239	$15,617	$15,617
Interest bearing deposits with banks	64	64	110	110
Federal funds sold	—	—	729	729
Interest bearing time deposits with banks	2,700	2,700	3,290	3,290
Securities	201,409	201,409	141,953	141,953
Loans, net of allowance for loan losses	402,264	402,843	414,597	415,195
Accrued interest receivable	1,664	1,664	1,681	1,681

Financial liabilities:
Non-interest bearing deposits	$135,024	$135,024	$126,057	126,057
Interest bearing deposits	401,812	404,910	395,665	395,226
Securities sold under agreements to repurchase	3,981	3,981	2,911	2,911
Short-term borrowings	—	—	11,600	11,600
Long-term debt	45,000	46,016	15,000	14,958
Other interest bearing liabilities	1,576	1,576	1,596	1,597
Accrued interest payable	455	455	289	289

Off-balance sheet financial instruments:
Commitments to extend credit	$—	$—	$—	$—
Letters of credit	—	—	—	—

The following tables present the carrying amount, fair value and placement in the fair value hierarchy of the Company’s financial instruments not previously disclosed as of September 30, 2019 and December 31, 2018. The tables exclude financial instruments for which the carrying amount approximates fair value.

			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices in	Significant	Significant
(Dollars in thousands)			Active Markets	Other	Other
	Carrying		for Identical	Observable	Unobservable
	Amount	Fair Value	Assets or Liabilities	Inputs	Inputs
September 30, 2019
Financial instruments - Assets
Interest bearing time deposits with banks	$2,700	$2,700	$—	$2,700	$—
Loans, net of allowance for loan losses	402,264	402,843	—	—	402,843
Financial instruments - Liabilities
Interest bearing deposits	$401,812	$404,910	$—	$404,910	$—
Long-term debt	45,000	46,016	—	46,016	—
Other interest bearing liabilities	1,576	1,576	—	1,576	—

			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices in	Significant	Significant
(Dollars in thousands)			Active Markets	Other	Other
	Carrying		for Identical	Observable	Unobservable
	Amount	Fair Value	Assets or Liabilities	Inputs	Inputs
December 31, 2018
Financial instruments - Assets
Interest bearing time deposits with banks	$3,290	$3,290	$—	$3,290	$—
Loans, net of allowance for loan losses	414,597	415,195	—	—	415,195
Financial instruments - Liabilities
Interest bearing deposits	$395,665	$395,226	$—	$395,226	$—
Long-term debt	15,000	14,958	—	14,958	—
Other interest bearing liabilities	1,596	1,597	—	1,597	—

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

Juniata’s Board of Directors resolved to terminate the JVB Plan, effective November 30, 2018. All participants were properly notified. During the second quarter of 2019, JVB Plan participants elected preferences for receiving their vested benefit in the form of either lump sum payments or annuities. Those electing lump sums received payment in the second quarter, resulting in a pre-tax settlement charge of $278,000,  which was included as a portion of the recognized net actuarial loss of $306,000 in the second quarter of 2019.

In the third quarter of 2019, annuities were purchased to provide vested benefits to all remaining recipients, resulting in a pre-tax charge of $943,000. As of September 30, 2019, all obligations were satisfied and The JVB Plan was liquidated. Excess funds of $431,000 were transferred to fund the company’s 401(k) Safe Harbor Plan.

Pension expense included the following components for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30,		September 30,
	2019	2018	2019	2018
Components of net periodic pension cost:
Interest cost	$49	$130	$299	$394
Expected return on plan assets	66	(172)	(182)	(556)
Recognized net actuarial loss	943	242	1,277	323
Net periodic pension cost	1,058	200	1,394	161
Total recognized in other comprehensive income	(1,863)	(242)	(2,197)	(323)
Total recognized in net periodic pension benefit and other comprehensive income	$(805)	$(42)	$(803)	$(162)

Information pertaining to the activity in the defined benefit plan is as follows:

(Dollars in thousands)	Nine Months Ended
September 30, 2019
Change in projected benefit obligation (PBO)
PBO at beginning of year	$12,555
Interest cost	299
Change in assumptions	1,477
Actuarial loss	(1,326)
Group annuity purchase	(9,021)
Settlement payments	(3,569)
Benefits paid	(415)
PBO at end of period	—
Change in plan assets
Fair value of plan assets at beginning of year	12,182
Actual return on plan assets, net of expenses	1,254
Employer contribution	—
Group annuity purchase	(9,021)
Settlement payments	(3,569)
Benefits paid	(415)
Benefits transferred to 401(k) Plan	(431)
Fair value of plan assets at end of period	—
Funded status, included in other (liabilities) assets	$—

Amounts recognized in accumulated comprehensive loss before income taxes consist of:
Unrecognized actual loss	$—
Accumulated benefit obligation	$—

13. COMMITMENTS, CONTINGENT LIABILITIES AND GUARANTEES

In the ordinary course of business, the Company makes commitments to extend credit to its customers through letters of credit, loan commitments and lines of credit. At September 30, 2019, the Company had $98,388,000 outstanding in loan commitments and other unused lines of credit extended to its customers as compared to $87,223,000 at December 31, 2018.

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its letters of credit. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third-party. Generally, financial and performance letters of credit have expiration dates within one year of issuance, while commercial letters of credit have longer term commitments. The credit risk involved in issuing letters of credit is essentially the same as the risks that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. The Company had outstanding $2,537,000 and $2,749,000 of financial and performance letters of credit commitments as of September 30, 2019 and December 31, 2018, respectively. Commercial letters of credit as of September 30, 2019 and December 31, 2018 totaled $9,750,000 and $8,925,000, respectively. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The amount of the liability as of September 30, 2019 for payments under letters of credit issued was not material. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk.

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

The Company generally acts in a principal capacity, on its own behalf, in most contracts with customers. In such transactions, revenue and related costs to provide these services are recognized on a gross basis in the financial statements. In some cases, the Company acts in an agent capacity, deriving revenue through assisting other entities in transactions with its customers. In such transactions, revenue and the related costs to provide the services are recognized on a net basis in the financial statements. These transactions primarily relate to non-deposit product commissions and fees derived from customers’ use of various interchange and ATM/debit card networks.

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

Trust Fees – include asset management and estate fees. Asset management fees are generally based on a fee schedule, based upon the market value of the assets under management, and recognized monthly when the service obligation is completed. Asset management fees recognized during the three and nine month periods ended September 30, 2019 totaled $97,000 and $276,000, respectively.  Asset management fees recognized during the three and nine month periods ended September 30, 2018 totaled $90,000 and $278,000,  respectively.  Fees for estate management services are based on a specified fee schedule and generally recognized as the following performance obligations are fulfilled: (i) 25% of total estate fee recognized when all estate assets are collected and debts paid, (ii) 50% of the total fee is recognized when the inheritance tax return is filed, and (iii) remaining 25% is recognized when the first and final account is confirmed, settling the estate. Estate fees recognized during the three and nine month periods ended September 30, 2019 totaled $7,000 and $18,000, respectively. Estate fees recognized during the three and nine month periods ended September 30, 2018 totaled $1,000 and $38,000, respectively.

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

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due from the customer). The company’s non-interest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into longer-term revenue contracts with the customer, and therefore, does not experience significant contract balances.

Contract Acquisition Costs

The Company expenses all contract acquisition costs as costs are incurred.

15. LEASES

A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. On January 1, 2019, the Company adopted ASU 2016‑02, Leases (Topic 842), and all subsequent ASUs that modified Topic 842 using the optional transition method. The adoption of this standard resulted in the recording of a ROU asset and lease liability of $556,000 as of January 1, 2019 for the Company’s four operating lease obligations in which the Company is the lessee.

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

The four operating leases, one of which is with a related party, are comprised of real estate property for branch and office space with terms extending through 2029. Operating leases were previously not recognized on the Company’s consolidated statements of condition, but with the adoption of Topic 842, operating lease agreements are recognized on the consolidated statements of condition as a ROU asset and a corresponding lease liability. As of September 30, 2019, the Company had operating lease ROU assets totaling $487,000 included in other assets and operating lease liabilities totaling $491,000 included in other liabilities.

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

As of September 30, 2019, the weighted-average remaining operating lease term was 7.3 years, and the weighted-average discount rate was 5.20%.

The Company elected, for the real estate class of underlying assets which is currently its only class, not to separate lease and nonlease components and to account for them as a single lease component. The Company has one operating lease agreement containing a monthly ATM surcharge, which is combined with the property rental payment as a result of electing the practical expedient. The Company’s total operating lease cost for the three and nine months ended September 30, 2019 was $30,000 and $90,000, respectively. During the three and nine months ended September 30, 2019, total operating lease payments made to a related party totaled $5,000 and $18,000, respectively.

The future minimum payments for operating leases with initial or remaining terms of one year or more as of September 30, 2019 were as follows:

(Dollars in thousands)

Twelve Months Ended:
September 30, 2020	$118
September 30, 2021	109
September 30, 2022	66
September 30, 2023	46
September 30, 2024	46
Thereafter	217
Total Future Minimum Lease Payments	602
Amounts Representing Interest	(111)
Present Value of Net Future Minimum Lease Payments	$491

16. SUBSEQUENT EVENTS

On October 15, 2019, the Board of Directors declared a cash dividend of $0.22 per share to shareholders of record on November 15, 2019, payable on November 29, 2019.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements:

The information contained in this Quarterly Report on Form 10‑Q contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder) including statements that are not historical facts or that address trends or management’s intentions, plans, beliefs, expectations or opinions. Any forward-looking statement made by us in this document is based only on information currently available to us and speaks only as of the date when made. Juniata undertakes no obligation to publicly update or revise forward looking information, whether as a result of new or updated information, future events, or otherwise. Forward-looking statements are not historical facts or guarantees of future performance, events or results and are subject to potential risks and uncertainties, many of which are outside of our control that could cause actual results to differ materially from this forward-looking information. Important factors that could cause our actual result and financial condition to differ materially from those indicated in the forward-looking statements include, without limitation:

•	the impact of adverse changes in the economy and real estate markets, including protracted periods of low-growth and sluggish loan demand;
•	the effect of market interest rates and uncertainties, and relative balances of rate-sensitive assets to rate-sensitive liabilities, on net interest margin and net interest income;
•	the effect of competition on rates of deposit and loan growth and net interest margin;
•	increases in non-performing assets, which may result in increases in the allowance for credit losses, loan charge-offs and elevated collection and carrying costs related to such non-performing assets;
•	other income growth, including the impact of regulatory changes which have reduced debit card interchange revenue;
•	investment securities gains and losses, including other than temporary declines in the value of securities which may result in charges to earnings;
•	the effects of changes in the applicable federal income tax rate;
•	the level of other expenses, including salaries and employee benefit expenses;
•	the impact of increased regulatory scrutiny of the banking industry;
•	the impact of governmental monetary and fiscal policies, as well as legislative and regulatory changes;
•	the results of regulatory examination and supervision processes;
•	the failure of assumptions underlying the establishment of reserves for loan and lease losses, and estimations of collateral values and various financial assets and liabilities;
•	the increasing time and expense associated with regulatory compliance and risk management;
•	the ability to implement business strategies, including business acquisition activities and organic branch, product, and service expansion strategies;
•	capital and liquidity strategies, including the impact of the capital and liquidity requirements modified by the Basel III standards;
•	the effects of changes in accounting policies, standards, and interpretations on the presentation in the Company’s consolidated balance sheets and consolidated statements of income;
•	the Company’s failure to identify and to address cyber-security risks;
•	the Company’s ability to keep pace with technological changes;
•	the Company’s ability to attract and retain talented personnel;
•	the Company’s reliance on its subsidiary for substantially all of its revenues and its ability to pay dividends;
•	acts of war or terrorism;
•	disruptions due to flooding, severe weather, or other natural disasters; and
•	failure of third-party service providers to perform their contractual obligations.

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

General:

The following discussion relates to the consolidated financial condition of the Company as of September 30, 2019, compared to December 31, 2018, and the consolidated results of operations for the three and nine months ended September 30, 2019, compared to the same periods in 2018. This discussion should be read in conjunction with the interim consolidated financial statements and related notes included herein.

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

Financial Condition:

Total assets as of September 30, 2019, were $667,107,000, an increase of $41,871,000, or 6.7%, compared to December 31, 2018, driven by a $30,000,000 leverage strategy executed during the second quarter of 2019. Comparing asset balances at September 30, 2019 and December 31, 2018, total debt securities available for sale increased by $58,341,000, while total loans declined by $12,310,000. Over the same period, deposits increased by $15,114,000, with growth in both non-interest and interest bearing deposits, and total borrowings increased by $19,470,000.

The table below shows changes in deposit volumes by type of deposit between December 31, 2018 and September 30, 2019.

(Dollars in thousands)	September 30,	December 31,	Change
	2019	2018	$	%
Deposits:
Demand, non-interest bearing	$135,024	$126,057	$8,967	7.1%
Interest bearing demand and money market	155,392	147,413	7,979	5.4
Savings	96,691	99,236	(2,545)	(2.6)
Time deposits, $250,000 and more	7,176	8,368	(1,192)	(14.2)
Other time deposits	142,553	140,648	1,905	1.4
Total deposits	$536,836	$521,722	$15,114	2.9%

Total loans decreased $12,310,000, or 2.9%, between December 31, 2018 and September 30, 2019. As shown in the table below, the majority of the decline was in commercial real estate and residential mortgage loans, which was partially offset by increases in real estate construction loans and obligations of states and political subdivisions, as well as commercial, financial and agricultural loans.

(Dollars in thousands)	September 30,	December 31,	Change
	2019	2018	$	%
Loans:
Commercial, financial and agricultural	$48,278	$46,563	$1,715	3.7%
Real estate - commercial	130,051	141,295	(11,244)	(8.0)
Real estate - construction	41,191	36,688	4,503	12.3
Real estate - mortgage	154,431	163,548	(9,117)	(5.6)
Obligations of states and political subdivisions	21,883	19,129	2,754	14.4
Personal	9,487	10,408	(921)	(8.8)
Total loans	$405,321	$417,631	$(12,310)	(2.9)%

A summary of the activity in the allowance for loan losses for each of the nine month periods ended September 30, 2019 and 2018 is presented below.

(Dollars in thousands)	Nine months ended September 30,
	2019	2018
Balance of allowance - January 1	$3,034	$2,939
Loans charged off	(114)	(102)
Recoveries of loans previously charged off	627	22
Net (recoveries) charge-offs	513	(80)
Provision for loan losses	(490)	199
Balance of allowance - end of period	$3,057	$3,058

Ratio of net (recoveries) charge-offs during period to average loans outstanding	(0.12)%	0.02%

As of September 30, 2019, 33 loans (exclusive of loans acquired with existing credit deterioration) with aggregate outstanding balances of $3,269,000 were individually evaluated for impairment. A collateral analysis was performed on each of these 33 loans in order to establish a portion of the reserve needed to carry the impaired loans at fair value. There were no loans determined to have insufficient collateral, thus, the establishment of a specific reserve was not required for any of the impaired loans.

As of September 30, 2019, there were $10,009,000 in special mention loans compared to $11,606,000 at December 31, 2018 and $12,088,000 in substandard loans compared to $12,389,000 at December 31, 2018.

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

The following is a summary of the Bank’s non-performing loans on September 30, 2019 compared to December 31, 2018.

(Dollar amounts in thousands)	As of and for the	As of and for the
	nine months ended	year ended
	September 30, 2019	December 31, 2018
Non-performing loans
Non-accrual loans	$2,540	$1,707
Accruing loans past due 90 days or more, exclusive of loans acquired with credit deterioration	204	329
Restructured loans in default and non-accruing	16	39
Total	$2,760	$2,075

Average loans outstanding	$411,621	$409,362

Ratio of non-performing loans to average loans outstanding	0.67%	0.51%

Stockholders’ equity increased from December 31, 2018 to September 30, 2019 by $6,408,000, or 9.5%. The Company’s net income exceeded dividends paid by $985,000. The adjustment to accumulated other comprehensive loss relating to the Company’s defined benefit pension plan increased the Company’s equity by $1,735,000. The change in net unrealized gains from the change in market value of debt securities available for sale increased shareholders’ equity by $3,455,000 when comparing September 30, 2019 to December 31, 2018. Stock based compensation expense recorded pursuant to the Company’s Stock Option Plan added $233,000 to stockholders’ equity during the nine month period.

Subsequent to September 30, 2019, the following event took place:

On October  15, 2019, the Board of Directors declared a cash dividend of $0.22 per share to shareholders of record on November 15, 2019, payable on November 29, 2019.

Comparison of the Three Months Ended September 30, 2019 and 2018

Operations Overview:

Net income for the third quarter of 2019 was $1,093,000, a decrease of $292,000 when compared to the third quarter of 2018. Basic and diluted earnings per share were $0.21 in the third quarter of 2019 compared to basic and diluted earnings per share of $0.27 in the third quarter of 2018.  The comparability of the three months ended September 30, 2019 and 2018 was affected by a $406,000 adjustment posted as of April 30, 2018 in the first quarter of 2019. Due to this adjustment, average assets and average equity for the three months ended September 30, 2018 have been increased by $406,000 from the previously reported figures.

Annualized return on average equity for the three months ended September 30, 2019 was 6.00%, compared to the adjusted return on average equity of 8.54% for the same period in 2018; a decline from the previously reported 8.59%. For the three months ended September 30, annualized return on average assets was 0.66% in 2019, compared to 0.89% in 2018.

Presented below are selected key ratios for the two periods:

	Three Months Ended
	September 30,
	2019	2018
		(adjusted)
Return on average assets (annualized)	0.66%	0.89%
Return on average equity (annualized)	6.00%	8.54%
Average equity to average assets	10.99%	10.37%
Non-interest income as a percentage of average assets (annualized)	0.72%	0.79%
Non-interest expense as a percentage of average assets (annualized)	3.23%	3.22%

The discussion that follows further explains changes in the components of net income when comparing the third quarter of 2019 with the third quarter of 2018.

Net Interest Income:

Net interest income, after the provision for loan losses, was $5,150,000 during the three months ended September 30, 2019 when compared to $5,147,000 during the three months ended September 30, 2018. Total interest income increased by $251,000 during the third quarter of 2019 compared to the same period in 2018, while total interest expense increased by $326,000. Offsetting the differential between total interest income and total interest expense, the loan loss provision decreased by $78,000 in the third quarter of 2019 in comparison to the same period in 2018 primarily due to the net recoveries recorded during the 2019 period.

Overall, average earning assets increased 6.1%, while average interest bearing liabilities increased 5.5%. Net interest margin, on a fully tax equivalent basis, decreased from 3.67% during the three months ended September 30, 2018 to 3.41% during the three months ended September 30, 2019.

Average loan balances decreased by $14,859,000, while interest on loans declined by $73,000 during for the third quarter of 2019 compared to the same period in 2018. The decline in the average volume of loans outstanding decreased interest income by $212,000, while the 12 basis point increase in the weighted average yield on loans increased interest income by $139,000.

The average balance of, and interest earned on, investment securities increased $44,340,000 and $302,000, respectively, in the third quarter of 2019 compared to the third quarter of 2018. The increase in average balance and interest income on investment securities during the period increased interest income by $267,000 and $35,000, respectively.

Average earning assets increased $34,872,000, to $608,746,000, due to a 29.6% increase in average investment securities. The yield on earning assets declined to 4.19% during the three months ended September 30, 2019 from 4.27%  during the same period in 2018. The average balance of interest bearing liabilities increased over the period by $23,677,000 compared to the same 2018 period. In addition, the cost to fund interest bearing assets with interest bearing liabilities increased 24 basis points, to 1.12% during the third quarter of 2019 compared to the same period in 2018. The yields on earning assets and cost of funds were affected by changes in the prime rate and the federal funds target rate between the third quarter of 2018 and the third quarter of 2019.

The table below shows the net interest margin on a fully tax-equivalent basis for the three months ended September 30, 2019 and 2018.

Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended			Three Months Ended
(Dollars in thousands)	September 30, 2019			September 30, 2018
	Average		Yield/	Average		Yield/	Increase (Decrease) Due To (6)
	Balance(1)	Interest	Rate	Balance(1)	Interest	Rate	Volume	Rate	Total
ASSETS
Interest earning assets:
Taxable loans (5)	$370,154	$4,851	5.24%	$389,693	$4,990	5.12%	$(250)	$111	$(139)
Tax-exempt loans	33,896	306	3.61	29,216	240	3.29	38	28	66
Total loans	404,050	5,157	5.11	418,909	5,230	4.99	(212)	139	(73)
Taxable investment securities	188,516	1,118	2.37	129,999	748	2.30	337	33	370
Tax-exempt investment securities	5,456	29	2.13	19,633	97	1.98	(70)	2	(68)
Total investment securities	193,972	1,147	2.37	149,632	845	2.26	267	35	302

Interest bearing deposits	4,691	41	3.50	4,187	48	4.59	6	(13)	(7)
Federal funds sold	6,033	35	2.32	1,146	6	2.09	26	3	29
Total interest earning assets	608,746	6,380	4.19	573,874	6,129	4.27	87	164	251

Other assets (7)	54,165			51,732
Total assets	$662,911			$625,606

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing demand deposits (2)	$157,410	328	0.83	$149,889	288	0.77	$15	$25	$40
Savings deposits	98,453	25	0.10	104,342	26	0.10	(2)	1	(1)
Time deposits	149,820	617	1.65	153,463	525	1.37	(13)	105	92
Short-term and long-term borrowings and other interest bearing liabilities	49,926	306	2.45	24,238	111	1.83	118	77	195
Total interest bearing liabilities	455,609	1,276	1.12	431,932	950	0.88	118	208	326

Non-interest bearing liabilities:
Demand deposits	128,379			122,328
Other	6,069			6,445
Stockholders’ equity	72,854			64,901
Total liabilities and stockholders’ equity	$662,911			$625,606
Net interest income and net interest rate spread		$5,104	3.07%		$5,179	3.39%	$(31)	$(44)	$(75)
Net interest margin on interest earning assets (3)			3.35%			3.61%
Net interest income and net interest margin - Tax equivalent basis (4)		$5,193	3.41%		$5,269	3.67%

Notes:

1)	Average balances were calculated using a daily average.
2)	Includes interest-bearing demand and money market accounts.
3)	Net margin on interest earning assets is net interest income divided by average interest earning assets.
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

Provision for Loan Losses:

In the third quarter of 2019, a credit of $46,000 was recorded to the provision for loan losses, compared to a provision expense of $32,000 in the third quarter of 2018. Management regularly reviews the adequacy of the allowance for loan losses and makes assessments as to specific loan impairment, charge-off expectations, general economic conditions in the Bank’s market area, specific loan quality and other factors. See the earlier discussion in the Financial Condition section explaining the information used to determine the provision.

Non-interest Income:

Non-interest income in the third quarter of 2019 was $1,196,000 compared to $1,241,000 in the third quarter of 2018, a decline of $45,000, or 3.6%.

Most significantly impacting the comparative three month periods were declines of $33,000 in customer service fees, $30,000 in commissions from sales of non-deposit products and $15,000 in the value of equity securities. Partially offsetting these declines was an increase in debit card fee income of $42,000 recorded in other non-interest income.

As a percentage of average assets, annualized non-interest income was 0.72% in the third quarter of 2019 compared to 0.79% in the third quarter of 2018.

Non-interest Expense:

Non-interest expense was $5,356,000 for the three months ended September 30, 2019 compared to  $5,032,000 for the same period in 2018, an increase of $324,000.

Non-interest expense increased in the third quarter of 2019 compared to the same period in 2018, primarily driven by an increase of $644,000 in employee benefits expense due to a $943,000 pre-tax settlement charge related to the annuitization of defined benefit liabilities recorded in the three months ended September 30, 2019 compared to a $210,000 pre-tax charge related to a lump sum offering to terminated vested defined benefit participants recorded in the three months ended September 30, 2018. Partially offsetting this increase was a decline in merger and acquisition expense of $185,000, as no similar expenses were recorded in the third quarter of 2019, as well as a $170,000 decline in the gain on sales of other real estate owned due to a gain of $222,000 recorded during the three months ended September 30, 2019, compared to a gain of $52,000 recorded in the comparative 2018 period.

As a percentage of average assets, annualized non-interest expense was 3.23% in the third quarter of 2019 compared to 3.22% in the third quarter of 2018. Excluding pre-tax defined benefit settlement costs of $943,000, annualized non-interest expense as a percentage of average assets was 2.66% in the third quarter of 2019. Excluding pre-tax defined benefit settlement costs of $210,000 and merger and acquisition expense of $185,000, annualized non-interest expense as a percentage of averages assets was 2.96% in the third quarter of 2018.

Provision for income taxes:

An income tax benefit of $103,000 was recorded in the third quarter of 2019 compared to a tax benefit of $29,000 recorded in the third quarter of 2018 due to lower taxable income in the 2019 period. The Company qualifies for a federal tax credit for a low-income housing project investment, and the tax provisions for each period reflect the application of the tax credit. For the third quarters of 2019 and 2018, the tax credits were $226,000 and $225,000, respectively, offsetting $123,000 and $196,000 in tax expense in the 2019 and 2018 periods, respectively. For the third quarter of 2019, the tax credit lowered the effective tax rate from 12.4% to (10.4)% compared to the same period in 2018, when the tax credit lowered the effective tax rate from 14.5% to (2.1)%.

Comparison of the Nine Months Ended September 30, 2019 and 2018

Operations Overview:

The comparability of the results of operations for the nine months ended September 30, 2019 was impacted by the acquisition of Liverpool Community Bank on April 30, 2018. The previously reported net income and earnings per share, basic and diluted, for the nine months ended September 30, 2018 of $4,281,000 and $0.86 were subsequently adjusted to net income of $4,687,000 and earnings per share, basic and diluted of $0.95 and $0.94, respectively, due to a credit to the income tax provision of $406,000 recorded in the first quarter of 2019, effective as of April 30, 2018. The adjustment removed a deferred tax liability related to Juniata’s previous 39.16% ownership in Liverpool upon its acquisition of Liverpool’s remaining shares on April 30, 2018.

Net income for the first nine months of 2019 was $4,351,000, a decrease of $292,000 when compared to adjusted net income for first nine months of 2018, while basic and diluted earnings per share were $0.85 during the first nine months of 2019 compared to the adjusted basic and diluted earnings per share of $0.95 and $0.94, respectively, during the comparable 2018 period.  Due to the $406,000 adjustment noted above, average assets and average equity for the nine months ended September 30, 2018 increased by $229,000, to $613,653,000 and $61,752,000, respectively. Annualized return on average equity for the nine months ended September 30, 2019 was 8.30%, compared to 10.12% for the same period in 2018. For the nine months ended September 30, annualized return on average assets was 0.90% in 2019, compared to 1.02% in 2018.

Presented below are selected key ratios for the two periods:

	Nine Months Ended
	September 30,
	2019	2018
		(adjusted)
Return on average assets (annualized)	0.90%	1.02%
Return on average equity (annualized)	8.30%	10.12%
Average equity to average assets	10.90%	10.06%
Non-interest income as a percentage of average assets (annualized)	0.73%	0.85%
Non-interest expense as a percentage of average assets (annualized)	3.22%	3.12%

The discussion that follows further explains changes in the components of net income when comparing the first nine months of 2019 to the first nine months of 2018.

Net Interest Income:

Net interest income increased $937,000, or 6.3%, during the nine months ended September 30, 2019 over the comparable 2018 period. The increase in net interest income was partially attributable to an increase of $1,820,000 in loan and investment security interest income, which was partially offset by a $1,025,000 increase in interest expense on deposits and long-term debt over the same period.

Average earning assets increased by $25,638,000, to $589,443,000, during the nine months ended September 30, 2019 over the comparable period in 2018, primarily due to a $30,000,000 balance sheet leverage strategy executed in the second quarter of 2019. Over the same comparable periods, average interest bearing liabilities increased by $14,686,000, or 3.5%. Both the yields on earning assets and interest bearing liabilities increased by 23 basis points to 4.37% and 1.06%, respectively, during the first nine months of 2019 compared to the same 2018 period. The yields on earning assets and cost of funds were affected by changes in the prime rate and the federal funds target rate between the first nine months of 2018 and 2019.

Average loan balances and interest on loans increased by $4,962,000 and $1,201,000, respectively, for the first nine months of 2019 compared to the same period in 2018. The increase in the average volume of loans outstanding and the 33 basis point increase in the weighted average yield on loans increased interest income by approximately $114,000 and $1,087,000, respectively.

Average balances on investment securities and interest earned on investment securities increased $11,710,000 and $442,000, respectively, in the first nine months of 2019 compared to the first nine months of 2018. The increase in the average volume of investment securities and the overall pre-tax yield of 19 basis points on the investment securities portfolio added $232,000 and $210,000, respectively, to interest income.

The table below shows the net interest margin on a fully tax-equivalent basis for the nine months ended September 30, 2019 and 2018.

Average Balance Sheets and Net Interest Income Analysis

	Nine Months Ended			Nine Months Ended
(Dollars in thousands)	September 30, 2019			September 30, 2018
	Average		Yield/	Average		Yield/	Increase (Decrease) Due To (6)
	Balance(1)	Interest	Rate	Balance(1)	Interest	Rate	Volume	Rate	Total
ASSETS
Interest earning assets:
Taxable loans (5)	$377,568	$15,092	5.33%	$377,875	$14,134	4.99%	$(12)	$970	$958
Tax-exempt loans	34,053	931	3.65	28,784	688	3.19	126	117	243
Total loans	411,621	16,023	5.19	406,659	14,822	4.86	114	1,087	1,201
Taxable investment securities	157,568	2,907	2.46	133,291	2,288	2.29	417	202	619
Tax-exempt investment securities	7,750	122	2.10	20,317	299	1.96	(185)	8	(177)
Total investment securities	165,318	3,029	2.44	153,608	2,587	2.25	232	210	442

Interest bearing deposits	8,008	180	3.00	2,605	90	4.61	187	(97)	90
Federal funds sold	4,496	78	2.31	933	13	1.86	50	15	65
Total interest earning assets	589,443	19,310	4.37	563,805	17,512	4.14	583	1,215	1,798

Other assets (7)	51,933			49,848
Total assets	$641,376			$613,653

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing demand deposits (2)	$152,979	988	0.86	$138,965	666	0.64	$67	$255	$322
Savings deposits	99,167	74	0.10	102,625	76	0.10	(3)	1	(2)
Time deposits	149,421	1,744	1.56	147,700	1,436	1.30	17	291	308
Short-term and long-term borrowings and other interest bearing liabilities	38,596	689	2.38	36,187	456	1.68	30	203	233
Total interest bearing liabilities	440,163	3,495	1.06	425,477	2,634	0.83	111	750	861

Non-interest bearing liabilities:
Demand deposits	125,643			119,956
Other	5,660			6,468
Stockholders’ equity	69,910			61,752
Total liabilities and stockholders’ equity	$641,376			$613,653
Net interest income and net interest rate spread		$15,815	3.31%		$14,878	3.31%	$472	$465	$937
Net interest margin on interest earning assets (3)			3.58%			3.52%
Net interest income and net interest margin - Tax equivalent basis (4)		$16,095	3.64%		$15,140	3.58%

Notes:

1)	Average balances were calculated using a daily average.
2)	Includes interest-bearing demand and money market accounts.
3)	Net margin on interest earning assets is net interest income divided by average interest earning assets.
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

Provision for Loan Losses:

In the first nine months of 2019, the provision for loan losses was a credit of $490,000, compared to a provision expense of $231,000 in the first nine months of 2018 primarily due to significant recoveries during 2019 on two loans previously charged off in 2012.  Management regularly reviews the adequacy of the allowance for loan losses and makes assessments as to specific loan impairment, charge-off expectations, general economic conditions in the Bank’s market area, specific loan quality and other factors. See the earlier discussion in the Financial Condition section explaining the information used to determine the provision.

Non-interest Income:

Non-interest income in the first nine months of 2019 was $3,504,000 compared to $3,911,000 in the first nine months of 2018, a decline of $407,000.

Most significantly impacting the comparative nine month periods was a decline in income/gain from unconsolidated subsidiary of $296,000, which included a $215,000 gain from the adjustment to the carrying value of Juniata’s previous 39.16% ownership in Liverpool prior to its 100% acquisition. The equity method of accounting for the Liverpool investment was discontinued with the acquisition by Juniata of the remaining outstanding Liverpool shares in April 2018. Since then, all income and expense items from the newly acquired Liverpool office have been included as part of Juniata’s operations in the appropriate line items in the financial statements. Also contributing to the decline in non-interest income was a net loss on sales and calls of securities driven by the strategic repositioning of the investment portfolio in 2019, as well as declines in the value of equity securities and customer service fees. Partially offsetting these declines during the period was an increase of $61,000, or 6.5%, in debit card fee income.

As a percentage of average assets, annualized non-interest income was 0.73% in the first nine months of 2019 compared to 0.85% in the first nine months of 2018.

Non-interest Expense:

Non-interest expense was $15,485,000 for the nine months ended September 30, 2019 compared to $14,343,000 for the same period in 2018, an increase of $1,142,000.

Non-interest expense increased in the first nine months of 2019 compared to the same period in 2018, driven by Juniata’s growth resulting from the Liverpool acquisition; specifically, Juniata experienced increases in employee compensation and benefits, occupancy, equipment, data processing, and professional fees, in addition to expenses associate with the liquidation of the defined benefit plan. Employee benefits expense increased by $1,155,000 in the first nine months of 2019 due to $1,221,000 in pre-tax defined benefit settlement charges recorded during the 2019 period compared to $210,000 in pre-tax defined benefit settlement charges recorded in the corresponding 2018 period. Employee compensation increased $357,000, predominantly due to the addition of the LCB staff and the annual salary increase from the employee incentive program. Occupancy and equipment expenses, and data processing expense increased by $110,000 and $143,000, respectively, in the 2019 period compared to the 2018 period primarily due to the acquisition of Liverpool. In addition, professional fees increased by $278,000 during the nine months ended September 30, 2019 compared to the comparable 2018 period. Partially offsetting these increases was a decline in merger and acquisition expense of $625,000 as no similar expenses were recorded in the 2019 period, an increase in the net gain on sales of other real estate owned of $146,000 and a decline of $101,000 in FDIC insurance premiums due the application of small bank assessment credits.

As a percentage of average assets, annualized non-interest expense was 3.22% in the first nine months of 2019 compared to 3.12% in the first nine months of 2018. Excluding pre-tax defined benefit settlement costs of $1,221,000, annualized non-interest expense as a percentage of average assets was 2.97% in the nine months ended September 30, 2019. Excluding pre-tax defined benefit settlement costs of $210,000 and merger and acquisition expense of $625,000, annualized non-interest expense as a percentage of averages assets was 2.93% in the nine months ended September 30, 2018.

Provision for income taxes:

An income tax benefit of $27,000 was recorded in the first nine months of 2019 compared to a tax benefit of $472,000 recorded in the first nine months of 2018. The tax benefit in 2018 includes the effect of the elimination of the previously mentioned deferred tax liability of $406,000. The Company qualifies for a federal tax credit for a low-income housing project investment, and the tax provisions for each period reflected the application of the tax credit. For the first nine months of 2019 and 2018, the tax credits were $679,000 and $676,000, respectively, offsetting $652,000 in tax expense recorded during the nine months ended September 30, 2019 and $204,000 in tax expense recorded in the comparable 2018 period.  The tax credit lowered the effective tax rate from 15.1% to (0.6)%  during the first nine months of 2019 compared to the same period in 2018, when the tax credit lowered the effective tax rate from 4.8% to (11.2)%.

Liquidity:

The objective of liquidity management is to ensure that sufficient funding is available, at a reasonable cost, to meet the ongoing operational cash needs of the Company and to take advantage of income producing opportunities as they arise. While the desired level of liquidity will vary depending upon a variety of factors, it is the primary goal of the Company to maintain a high level of liquidity in all economic environments. Principal sources of asset liquidity are provided by loans and securities maturing in one year or less, and other short-term investments, such as federal funds sold and cash and due from banks. Liability liquidity, which is more difficult to measure, can be met by attracting deposits and maintaining the core deposit base. The Company is a member of the Federal Home Loan Bank of Pittsburgh for the purpose of providing short-term liquidity when other sources are unable to fill these needs. During the nine months ended September 30, 2019, overnight borrowings from the Federal Home Loan Bank averaged $652,000. As of September 30, 2019, the Company had no short-term borrowings, but had $45,000,000 in long-term debt with the Federal Home Loan Bank, and a remaining unused borrowing capacity with the Federal Home Loan Bank of $136,254,000.

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

Off-Balance Sheet Arrangements:

The Company’s consolidated financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk, credit risk, and interest rate risk. These commitments consist mainly of loans approved but not yet funded, unused lines of credit and outstanding letters of credit. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third-party. Generally, financial and performance letters of credit have expiration dates within one year of issuance, while commercial letters of credit have longer term commitments. The credit risk involved in issuing letters of credit is essentially the same as the risks that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. The Company had $2,537,000 and $2,749,000 of financial and performance letters of credit commitments outstanding as of September 30, 2019 and December 31, 2018, respectively. Commercial letters of credit as of September 30, 2019 and December 31, 2018 totaled $9,750,000 and $8,925,000, respectively. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of September 30, 2019 for payments under letters of credit issued was not material. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk.

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

At September 30, 2019, the Bank exceeded the fully phased in regulatory requirements to be considered a "well capitalized" financial institution under Basel III. The Bank’s CET1 and Tier 1 Capital ratio was 15.13%, its Total Capital ratio was 15.87% and its Tier 1 leverage was 9.57%. On a consolidated basis, the Company’s CET1 and Tier 1 Capital ratio was 15.49%, and Total Capital ratio and Tier 1 leverage ratio was 16.23% and 9.79%, respectively. Thus, the Company and the Bank also maintain capital sufficient to cover the additional 2.5% capital conservation buffer.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As of September 30, 2019, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined by the Securities Exchange Act of 1934 (“Exchange Act”), Rule 13a‑15(e). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s  rules and forms. These controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2019 due to a material weakness in the Company’s internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness, previously described in the Company’s Annual Report on Form 10-K for the period ended  December 31, 2018, relates to management not designing and maintaining controls over the annual review process for evaluating risk ratings on commercial loans. Management is in the process of remediating this material weakness by expanding and formally documenting policies and procedures pertaining to the ongoing process for evaluating risk ratings on commercial loans and officially testing the key controls.

As described in the Company’s 2018 Annual Report on Form 10-K at December 31, 2018, a material weakness existed relating to management not designing and maintaining controls over the accounting for income taxes. As of June 30, 2019, the Company implemented an additional control, ensuring unusual, complex, non-recurring tax items are reviewed by independent tax experts. The control has not operated as no such tax items have occurred in 2019.

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting.

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

Item 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company has an active share repurchase program in place, for which there is no expiration date. As of November 8, 2019, the number of shares that may yet be purchased under the program was 169,774. Transactions pursuant to the repurchase program in the three month period ended September 30, 2019 are shown below.

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number	Average	Part of Publicly	Shares that May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	per Share	Programs	Plans or Programs (1)

July 1-31, 2019	—	$—	—	169,774
August 1-31, 2019	—	—	—	169,774
September 1-30, 2019	—	—	—	169,774

Totals	—		—	169,774

No repurchase plan or program expired during the quarter. The Company has no stock repurchase plan or program that it has determined to terminate prior to expiration or under which it does not intend to make further purchases.

Certain regulatory restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. At September 30, 2019, $35,468,000 of undistributed earnings of the Bank, included in the consolidated stockholders’ equity, was available for distribution to the Company as dividends without prior regulatory approval, subject to regulatory capital requirements.

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

Juniata Valley Financial Corp.
(Registrant)

Date:	November 8, 2019	By:	/s/ Marcie A. Barber
Marcie A. Barber, President
Chief Executive Officer
(Principal Executive Officer)

Date:	November 8, 2019	By:	/s/ JoAnn N. McMinn
JoAnn N. McMinn
Chief Financial Officer
(Principal Accounting Officer and
Principal Financial Officer)