Form 10-Q
period 2020-03-31
JUNIATA VALLEY FINANCIAL CORP
filed 2020-05-11
CIK 714712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).

[    ]  Yes       [ X ]  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 11, 2020
Common Stock ($1.00 par value)	5,087,559 shares

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Financial Condition (Unaudited)

(Dollars in thousands, except share data)	March 31, 2020	December 31, 2019
ASSETS
Cash and due from banks	$16,826	$12,658
Interest bearing deposits with banks	10,998	82
Federal funds sold	10,000	—
Cash and cash equivalents	37,824	12,740
Interest bearing time deposits with banks	1,720	2,210
Equity securities	971	1,144
Debt securities available for sale	200,638	210,686
Restricted investment in bank stock	3,036	3,442
Total loans	390,014	400,590
Less: Allowance for loan losses	(3,333)	(2,961)
Total loans, net of allowance for loan losses	386,681	397,629
Premises and equipment, net	9,173	9,243
Bank owned life insurance and annuities	16,336	16,266
Investment in low income housing partnerships	3,704	3,904
Core deposit and other intangible assets	299	318
Goodwill	9,047	9,047
Mortgage servicing rights	176	180
Accrued interest receivable and other assets	4,223	3,823
Total assets	$673,828	$670,632
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$139,205	$134,703
Interest bearing	402,724	397,234
Total deposits	541,929	531,937
Short-term borrowings and repurchase agreements	2,783	13,129
Long-term debt	45,000	45,000
Other interest bearing liabilities	1,574	1,603
Accrued interest payable and other liabilities	5,176	5,256
Total liabilities	596,462	596,925
Commitments and contingent liabilities
Stockholders’ Equity:
Preferred stock, no par value: Authorized - 500,000 shares, none issued	—	—
Common stock, par value $1.00 per share: Authorized 20,000,000 shares Issued - 5,151,279 shares at March 31, 2020; 5,141,749 shares at December 31, 2019 Outstanding - 5,093,859 shares at March 31, 2020; 5,099,729 shares at December 31, 2019	5,151	5,142
Surplus	24,918	24,898
Retained earnings	43,870	43,954
Accumulated other comprehensive income	4,416	516
Cost of common stock in Treasury: 57,420 shares at March 31, 2020; 42,020 shares at December 31, 2019	(989)	(803)
Total stockholders’ equity	77,366	73,707
Total liabilities and stockholders’ equity	$673,828	$670,632

See Notes to Consolidated Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Income (Unaudited)

	Three Months Ended
(Dollars in thousands, except share data)	March 31,
	2020	2019
Interest and dividend income:
Loans, including fees	$4,878	$5,255
Taxable securities	1,173	849
Tax-exempt securities	23	61
Other interest income	55	53
Total interest income	6,129	6,218
Interest expense:
Deposits	830	863
Short-term borrowings and repurchase agreements	8	24
Long-term debt	283	161
Other interest bearing liabilities	7	11
Total interest expense	1,128	1,059
Net interest income	5,001	5,159
Provision for loan losses	356	15
Net interest income after provision for loan losses	4,645	5,144
Non-interest income:
Customer service fees	415	422
Debit card fee income	324	308
Earnings on bank-owned life insurance and annuities	64	69
Trust fees	113	99
Commissions from sales of non-deposit products	74	71
Fees derived from loan activity	67	70
Mortgage banking income	16	17
Gain (loss) on sales and calls of securities	11	(56)
Change in value of equity securities	(172)	9
Other non-interest income	82	85
Total non-interest income	994	1,094
Non-interest expense:
Employee compensation expense	2,003	1,968
Employee benefits	728	741
Occupancy	314	349
Equipment	234	214
Data processing expense	501	461
Director compensation	57	51
Professional fees	173	197
Taxes, other than income	138	134
FDIC Insurance premiums	40	56
Amortization of intangible assets	19	22
Amortization of investment in low-income housing partnerships	200	200
Other non-interest expense	353	442
Total non-interest expense	4,760	4,835
Income before income taxes	879	1,403
Income tax provision (benefit)	(159)	(10)
Net income	$1,038	$1,413
Earnings per share
Basic	$0.20	$0.28
Diluted	$0.20	$0.28

See Notes to Consolidated Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)	Three Months Ended March 31,
	2020			2019
	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
	Amount	Effect	Amount	Amount	Effect	Amount
Net income	$879	$159	$1,038	$1,403	$10	$1,413
Other comprehensive income:
Available for sale securities:
Unrealized holding gains (losses) arising during the period	4,948	(1,039)	3,909	1,793	(377)	1,416
Less reclassification adjustment for (gains) losses included in net income for sales of debt securities (1) (3)	(11)	2	(9)	56	(12)	44
Amortization of pension net actuarial loss (2) (3)	—	—	—	29	(6)	23
Other comprehensive income	4,937	(1,037)	3,900	1,878	(395)	1,483
Total comprehensive income	$5,816	$(878)	$4,938	$3,281	$(385)	$2,896

(1)	Amounts are included in (loss) gain on sales and calls of securities on the consolidated statements of income as a separate element within total non-interest income.
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

See Notes to Consolidated Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Stockholders’ Equity (Unaudited)

	March 31, 2020
					Accumulated
(Dollars in thousands, except share data)	Number				Other		Total
	of Shares	Common		Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Surplus	Earnings	Income	Stock	Equity
Balance, January 1, 2020	5,099,729	$5,142	$24,898	$43,954	$516	$(803)	$73,707
Net income				1,038			1,038
Other comprehensive income					3,900		3,900
Cash dividends at $0.22 per share				(1,122)			(1,122)
Stock-based compensation			29				29
Purchase of treasury stock	(15,400)					(186)	(186)
Common stock issued for stock plans	9,530	9	(9)				—
Balance, March 31, 2020	5,093,859	$5,151	$24,918	$43,870	$4,416	$(989)	$77,366

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Stockholders’ Equity (Unaudited)

	March 31, 2019
					Accumulated
(Dollars in thousands, except share data)	Number				Other		Total
	of Shares	Common		Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Surplus	Earnings	Income (Loss)	Stock	Equity
Balance, January 1, 2019	5,092,048	$5,134	$24,821	$42,525	$(4,299)	$(803)	$67,378
Net income				1,413			1,413
Other comprehensive income					1,483		1,483
Cash dividends at $0.22 per share				(1,120)			(1,120)
Stock-based compensation			19				19
Forfeiture of restricted stock	(800)						—
Common stock issued for stock plans	7,500	8	(8)				—
Balance, March 31, 2019	5,098,748	$5,142	$24,832	$42,818	$(2,816)	$(803)	$69,173

See Notes to Consolidated Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)	Three Months Ended March 31,
	2020	2019
Operating activities:
Net income	$1,038	$1,413
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	356	15
Depreciation	206	196
Net amortization of securities premiums	228	133
Net amortization of loan origination fees	5	20
Deferred net loan origination costs	(83)	(47)
Amortization of intangibles	19	22
Amortization of investment in low income housing partnerships	200	200
Net amortization of purchase fair value adjustments	(27)	(31)
Net realized (gain) loss on sales and calls of available for sale securities	(11)	56
Change in value of equity securities	172	(9)
Earnings on bank owned life insurance and annuities	(64)	(69)
Deferred income tax expense	125	24
Stock-based compensation expense	29	19
Proceeds from mortgage loans sold to others	20	24
Mortgage banking income	(16)	(17)
(Increase) decrease in accrued interest receivable and other assets	(1,561)	483
Decrease in accrued interest payable and other liabilities	(109)	(61)
Net cash provided by operating activities	527	2,371
Investing activities:
Purchases of:
Securities available for sale	(23,275)	(11,214)
FHLB stock	—	(94)
Premises and equipment	(136)	(96)
Bank owned life insurance and annuities	(6)	(6)
Proceeds from:
Sales of securities available for sale	15,704	11,107
Maturities of and principal repayments on securities available for sale	22,339	3,512
Redemption of FHLB stock	406	—
Investment in low income housing partnerships	—	(90)
Net decrease in interest bearing time deposits with banks	490	490
Net decrease in loans	10,698	2,654
Net cash provided by investing activities	26,220	6,263
Financing activities:
Net increase in deposits	9,991	2,135
Net decrease in short-term borrowings and securities sold under agreements to repurchase	(10,346)	(11,828)
Issuance of long-term debt	—	15,000
Repayment of long-term debt	—	(5,000)
Cash dividends	(1,122)	(1,120)
Purchase of treasury stock	(186)	—
Net cash used in financing activities	(1,663)	(813)
Net increase in cash and cash equivalents	25,084	7,821
Cash and cash equivalents at beginning of year	12,740	16,456
Cash and cash equivalents at end of period	$37,824	$24,277

(Dollars in thousands)	Three Months Ended March 31,
	2020	2019
Supplemental information:
Interest paid	$1,135	$933
Supplemental schedule of noncash investing and financing activities:
Right-of-Use assets obtained in exchange for lease obligations	—	556

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results may differ from those estimates, and such differences could be material to the financial statements. Additionally, effects of the COVID-19 pandemic may negatively impact significant estimates. Estimates that are particularly susceptible to material change include the determination of the allowance for loan losses, and goodwill and other intangible assets.

In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three month periods ended March 31, 2020 are not necessarily indicative of the results for the year ending December 31, 2020. For further information, refer to the consolidated financial statements and notes thereto included in Juniata Valley Financial Corp.’s Annual Report on Form 10‑K (“Annual Report”) for the year ended December 31, 2019.

The Company has evaluated events and transactions occurring subsequent to the consolidated statement of financial condition date of March 31, 2020 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

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

Effective Date: On October 16, 2019, the FASB voted and approved to delay the effective date of this ASU for smaller reporting companies until fiscal years beginning after December 15, 2022. Since the Company is a smaller reporting company, the delay of the effective date of ASU 2016-13 approved by the FASB applies to the Company. While the Company’s senior management is currently in the process of evaluating the impact of the amended guidance on its consolidated financial statements and disclosures, it expects the allowance for loan and lease losses (“ALLL”) to increase upon adoption because the allowance will be required to cover the full remaining expected life of the portfolio, rather than the incurred loss under current U.S. GAAP. The extent of this increase is still being evaluated and will depend on economic conditions and the composition of the Company’s loan portfolio at the time of adoption. In preparation, the Company has taken steps to prepare for the implementation when it becomes effective by forming an internal taskforce, gathering pertinent data, participating in training courses, and partnering with a software provider that specializes in ALLL analysis, as well as assessing the sufficiency of data currently available through its core database.

3. ACCUMULATED OTHER COMPREHENSIVE INCOME

Components of accumulated other comprehensive income, net of tax, consisted of the following:

(Dollars in thousands)
March 31, 2020	Unrealized Gains and Losses on Available for Sale Securities	Defined Benefit Pension Items	Total
Beginning balance, December 31, 2019	$516	$—	$516
Current period other comprehensive income:
Other comprehensive income before reclassification	3,909	—	3,909
Amounts reclassified from accumulated other comprehensive income	(9)	—	(9)
Net current period other comprehensive income	3,900	—	3,900
Ending balance, March 31, 2020	$4,416	$—	$4,416

(Dollars in thousands)
December 31, 2019	Unrealized Gains and Losses on Available for Sale Securities	Defined Benefit Pension Items	Total
Beginning balance, December 31, 2018	$(2,647)	$(1,652)	$(4,299)
Current period other comprehensive income:
Other comprehensive income before reclassification	3,129	634	3,763
Amounts reclassified from accumulated other comprehensive income	34	1,101	1,135
Net current period other comprehensive income	3,163	1,735	4,898
Reclassification for ASU 2018-02	—	(83)	(83)
Ending balance, December 31, 2019	$516	$—	$516

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

The following table sets forth the computation of basic and diluted earnings per share:

(Dollars in thousands, except earnings per share data)	Three Months Ended March 31,
	2020	2019
Net income	$1,038	$1,413
Weighted-average common shares outstanding	5,103	5,095
Basic earnings per share	$0.20	$0.28
Weighted-average common shares outstanding	5,103	5,095
Common stock equivalents due to effect of stock options	8	22
Total weighted-average common shares and equivalents	5,111	5,117
Diluted earnings per share	$0.20	$0.28
Anti-dilutive stock options outstanding	5	—

5. SECURITIES

Equity Securities

Equity securities owned by the Company consist of common stock of various financial services providers. ASC Topic 321, Investments – Equity Securities requires all equity securities within its scope to be measured at fair value with changes in fair value recognized in net income. As of March 31, 2020, the Company had $971,000 in equity securities recorded at fair value and $1,144,000 in equity securities recorded at fair value at December 31, 2019. The Company recorded a net loss of $172,000 during the three months ended March 31, 2020 and a net gain of $9,000 during the three months ended March 31, 2019 as a result of  the change in fair value of the Company’s equity securities during the applicable period.

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

The Company’s available for sale investment portfolio includes primarily bonds issued by U.S. Government sponsored enterprises (approximately 5% of the investment portfolio), mortgage-backed securities issued by Government-sponsored entities and backed by residential mortgages (approximately 91%), municipal bonds (approximately 3%) and a corporate debt security (approximately 1%) as of March 31, 2020. Most of the municipal bonds are general obligation bonds with maturities or pre-refunding dates within 5 years.

The amortized cost and fair value of securities available for sale as of March 31, 2020 and December 31, 2019, by contractual maturity, are shown in the tables below. Expected maturities may differ from contractual maturities because the securities may be called or prepaid with or without prepayment penalties.

(Dollars in thousands)	March 31, 2020
			Gross	Gross
	Amortized	Fair	Unrealized	Unrealized
Debt Securities Available for Sale	Cost	Value	Gains	Losses
Type and Maturity
Obligations of U.S. Government sponsored enterprises
After one year but within five years	$6,000	$6,015	$15	$—
After five years but within ten years	4,000	4,030	30	—
	10,000	10,045	45	—
Obligations of state and political subdivisions
Within one year	850	853	3	—
After one year but within five years	2,808	2,823	15	—
After five years but within ten years	2,790	2,936	146	—
	6,448	6,612	164	—
Corporate debt securities
Within one year	1,023	1,035	12	—
	1,023	1,035	12	—
Mortgage-backed securities	177,584	182,946	5,363	(1)
Total	$195,055	$200,638	$5,584	$(1)

(Dollars in thousands)	December 31, 2019
			Gross	Gross
	Amortized	Fair	Unrealized	Unrealized
Debt Securities Available for Sale	Cost	Value	Gains	Losses
Type and Maturity
Obligations of U.S. Government sponsored enterprises
After one year but within five years	$14,998	$14,970	$1	$(29)
After five years but within ten years	6,000	5,950	—	(50)
	20,998	20,920	1	(79)
Obligations of state and political subdivisions
Within one year	1,020	1,024	4	—
After one year but within five years	2,810	2,823	13	—
After five years but within ten years	723	728	5	—
	4,553	4,575	22	—
Mortgage-backed securities	184,488	185,191	1,132	(429)
Total	$210,039	$210,686	$1,155	$(508)

Certain obligations of the U.S. Government and state and political subdivisions are pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law. The carrying value of the pledged assets was $55,511,000 and $50,365,000 at March 31, 2020 and December 31, 2019, respectively.

In addition to cash received from the scheduled maturities of investment securities, some securities available for sale are sold or called at current market values during the course of normal operations.

The following table summarizes proceeds received from sales or calls of available for sale investment securities transactions and the resulting realized gains and losses during the three months ended March 31, 2020 and 2019.

(Dollars in thousands)	Three Months Ended
	March 31,
	2020	2019
Gross proceeds from sales and calls of securities	$15,704	$11,107
Securities available for sale:
Gross realized gains from sold and called securities	$41	$5
Gross realized losses from sold and called securities	(30)	(61)
Net losses from sales and calls of securities	$11	$(56)

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

The following tables show gross unrealized losses and fair values of debt securities available for sale, aggregated by category and length of time the individual securities have been in a continuous unrealized loss position at March 31, 2020 and December 31, 2019:

	Unrealized Losses at March 31, 2020
	Less Than 12 Months			12 Months or More			Total
(Dollars in thousands)	Number			Number			Number
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Mortgage-backed securities	2	$1,186	$(1)	—	$—	$—	2	$1,186	$(1)
Total temporarily impaired securities	2	$1,186	$(1)	—	$—	$—	2	$1,186	$(1)

	Unrealized Losses at December 31, 2019
	Less Than 12 Months			12 Months or More			Total
(Dollars in thousands)	Number			Number			Number
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Obligations of U.S. Government sponsored enterprises	9	$16,919	$(79)	—	$—	$—	9	$16,919	$(79)
Mortgage-backed securities	13	47,466	(204)	16	22,049	(225)	29	69,515	(429)
Total temporarily impaired securities	22	$64,385	$(283)	16	$22,049	$(225)	38	$86,434	$(508)

At March 31, 2020, two mortgage-backed securities had an unrealized loss. Neither of these securities have been in a continuous loss position for twelve months or more. The mortgage-backed securities in the Company’s portfolio are government sponsored enterprise (“GSE”) pass-through instruments issued by the Federal National Mortgage Association (“FNMA”) or Federal Home Loan Mortgage Corporation (“FHLMC”), which guarantees the timely payment of principal on these investments.

The unrealized losses noted in the tables above are considered to be temporary impairments. The decline in the values of the debt securities is due only to interest rate fluctuations, rather than erosion of issuer credit quality. As a result, the payment of contractual cash flows, including principal repayment, is not at risk. Because the Company does not intend to sell the securities, does not believe the Company will be required to sell the securities before recovery and expects to recover the entire amortized cost basis, no debt securities were deemed to be other-than-temporarily impaired for the periods ended March 31, 2020 and December 31, 2019, respectively.

6. LOANS AND RELATED ALLOWANCE FOR CREDIT LOSSES

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

In underwriting commercial loans, an analysis of the borrower’s character, capacity to repay the loan, the adequacy of the borrower’s capital and collateral, as well as an evaluation of conditions affecting the borrower, is performed. Evaluation of the borrower’s past, present and future cash flows is also an important aspect of the Company’s analysis.

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

In underwriting commercial real estate -  construction loans, the Company performs a thorough analysis of the financial condition of the borrower, the borrower’s credit history and the reliability and predictability of the cash flow generated by the project using feasibility studies, market data, and other resources. Appraisals on properties securing real estate - commercial loans originated by the Company are performed by independent appraisers.

Real estate -  construction loans generally present a higher level of risk than certain other types of loans, particularly during slow economic conditions. The difficulty of estimating total construction costs adds to the risk as well.

Real Estate - Mortgage Lending

The Company’s real estate -  mortgage portfolio is comprised of one-to-four family residential mortgages and business loans secured by one-to-four family properties. One-to-four family residential mortgage loan originations, including home equity installment and home equity lines of credit loans, are generated by the Company’s marketing efforts, its present customers, walk-in customers and referrals. These loans originate primarily within the Company’s market area or with customers primarily from the market area.

The Company offers fixed-rate and adjustable rate real estate - mortgage loans with  a term up to a maximum of 25‑years for both permanent structures and those under construction. The Company’s one-to-four family residential mortgage originations are secured primarily by properties located in its primary market area and surrounding areas. The majority of the Company’s residential real estate - mortgage loans originate with a loan-to-value of 80% or less. Home equity installment loans are secured by the borrower’s primary residence with a maximum loan-to-value of 80% and a maximum term of 15 years. Home equity lines of credit are secured by the borrower’s primary residence with a maximum loan-to-value of 90% and a maximum term of 20 years.

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

Loan Portfolio Classification

The following table presents the loan portfolio by class at March 31, 2020 and December 31, 2019.

(Dollars in thousands)
	March 31, 2020	December 31, 2019
Commercial, financial and agricultural	$48,833	$51,785
Real estate - commercial	118,265	126,613
Real estate - construction	51,108	46,459
Real estate - mortgage	147,226	150,538
Obligations of states and political subdivisions	16,621	16,377
Personal	7,961	8,818
Total	$390,014	$400,590

The following table summarizes the activity in the allowance for loan losses by loan class, for the three months ended March 31, 2020 and 2019.

(Dollars in thousands)				Obligations
	Commercial,			of states
	financial and	Real estate-	Real estate-	and political	Real estate-
	agricultural	commercial	construction	subdivisions	mortgage	Personal	Total
Three Months Ended
March 31, 2020
Balance, beginning of period	$321	$754	$718	$17	$1,081	$70	$2,961
Provision for loan losses	112	4	154	6	65	15	356
Charge-offs	—	—	—	—	—	(21)	(21)
Recoveries	—	—	32	—	1	4	37
Balance, end of period	$433	$758	$904	$23	$1,147	$68	$3,333
March 31, 2019
Balance, beginning of period	$275	$1,074	$558	$20	$1,035	$72	$3,034
Provision for loan losses	6	(23)	14	1	12	5	15
Charge-offs	—	(15)	—	—	(47)	(11)	(73)
Recoveries	2	7	—	—	5	4	18
Balance, end of period	$283	$1,043	$572	$21	$1,005	$70	$2,994

The following table summarizes loans by loan class, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of March 31, 2020 and December 31, 2019.

(Dollars in thousands)				Obligations
	Commercial,			of states
	financial and	Real estate-	Real estate-	and political	Real estate-
	agricultural	commercial	construction	subdivisions	mortgage	Personal	Total
March 31, 2020
Loans allocated by:
individually evaluated for impairment	$562	$3,836	$—	$—	$1,250	$—	$5,648
acquired with credit deterioration	—	356	—	—	681	—	1,037
collectively evaluated for impairment	48,271	114,073	51,108	16,621	145,295	7,961	383,329
	$48,833	$118,265	$51,108	$16,621	$147,226	$7,961	$390,014
Allowance for loan losses allocated by:
individually evaluated for impairment	$118	$—	$—	$—	$7	$—	$125
acquired with credit deterioration	—	—	—	—	—	—	—
collectively evaluated for impairment	315	758	904	23	1,140	68	3,208
	$433	$758	$904	$23	$1,147	$68	$3,333
December 31, 2019
Loans allocated by:
individually evaluated for impairment	$—	$1,206	$—	$—	$1,296	$14	$2,516
acquired with credit deterioration	—	366	—	—	704	—	1,070
collectively evaluated for impairment	51,785	125,041	46,459	16,377	148,538	8,804	397,004
	$51,785	$126,613	$46,459	$16,377	$150,538	$8,818	$400,590
Allowance for loan losses allocated by:
individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
acquired with credit deterioration	—	—	—	—	—	—	—
collectively evaluated for impairment	321	754	718	17	1,081	70	2,961
	$275	$1,074	$558	$20	$1,035	$72	$2,961

The Company has certain loans in its portfolio that are considered to be impaired. It is the policy of the Company to recognize income on impaired loans that have been transferred to nonaccrual status on a cash basis, only to the extent that it exceeds anticipated principal balance recovery. Until an impaired loan is placed on nonaccrual status, income is recognized on the accrual basis. Collateral analysis is performed on each impaired loan at least quarterly, and results are used to determine if a specific reserve is necessary to adjust the carrying value of each individual loan down to the estimated fair value. Generally, specific reserves are carried against impaired loans based upon estimated collateral value until a confirming loss event occurs or until termination of the credit is scheduled through liquidation of the collateral or foreclosure. Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process at March 31, 2020 and December 31, 2019 totaled $320,000 and $248,000, respectively. Charge-offs will occur when a confirmed loss is identified. Professional appraisals of collateral, discounted for expected selling costs, appraisal age, economic conditions and other known factors, are used to determine the charge-off amount.

The following table summarizes information regarding impaired loans by portfolio class as of March 31, 2020 and December 31, 2019.

(Dollars in thousands)	As of March 31, 2020			As of December 31, 2019
	Recorded	Unpaid Principal	Related	Recorded	Unpaid Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
Impaired loans
With no related allowance recorded:
Real estate - commercial	$3,836	$3,934	$—	$1,206	$1,304	$—
Acquired with credit deterioration	356	390	—	366	395	—
Real estate – construction	—	1,045	—	—	1,054	—
Real estate - mortgage	1,125	1,852	—	1,296	2,006	—
Acquired with credit deterioration	681	832	—	704	840	—
Personal	—	—	—	14	14	—
With an allowance recorded:
Commercial, financial and agricultural	$562	$562	$118	$—	$—	$—
Real estate - mortgage	125	124	7	—	—	—
Total:
Commercial, financial and agricultural	$562	$562	$118	$—	$—	$—
Real estate - commercial	3,836	3,934	—	1,206	1,304	—
Acquired with credit deterioration	356	390	—	366	395	—
Real estate - construction	—	1,045	—	—	1,054	—
Real estate – mortgage	1,250	1,976	7	1,296	2,006	—
Acquired with credit deterioration	681	832	—	704	840	—
Personal	—	—	—	14	14	—
	$6,685	$8,739	$125	$3,586	$5,613	$—

Average recorded investment of impaired loans and related interest income recognized for the three months ended March 31, 2020 and 2019 are summarized in the tables below.

(Dollars in thousands)	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
	Average	Interest	Cash Basis	Average	Interest	Cash Basis
	Recorded	Income	Interest	Recorded	Income	Interest
	Investment	Recognized	Income	Investment	Recognized	Income
Impaired Loans
With no related allowance recorded:
Commercial, financial and agricultural	$—	$—	$—	$—	$—	$—
Real estate - commercial	2,080	5	12	1,062	3	—
Acquired with credit deterioration	361	—	—	538	—	—
Real estate - construction	—	—	—	14	—	—
Real estate - mortgage	1,139	4	11	1,245	5	12
Acquired with credit deterioration	693	—	—	958	—	—
Personal	9	—	—	16	—	—
With an allowance recorded:
Commercial, financial and agricultural	$187	$—	$—	$—	$—	$—
Real estate - mortgage	126	—	—	—	—	—
Total:
Commercial, financial and agricultural	$187	$—	$—	$—	$—	$—
Real estate - commercial	2,080	5	12	1,062	3	—
Acquired with credit deterioration	361	—	—	538	—	—
Real estate - construction	—	—	—	14	—	—
Real estate - mortgage	1,265	4	11	1,245	5	12
Acquired with credit deterioration	693	—	—	958	—	—
Personal	9	—	—	16	—	—
	$4,595	$9	$23	$3,833	$8	$12

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality. For purposes of this disclosure, the unpaid principal balance is not reduced for partial charge-offs.

Loans on which the accrual of interest has been discontinued are designated as non-accrual loans. Accrual of interest on loans is generally discontinued when the contractual payment of principal or interest has become 90 days past due or reasonable doubt exists as to the full, timely collection of principal or interest. However, it is the Company’s policy to continue to accrue interest on loans over 90 days past due as long as (1) they are guaranteed or well secured and (2) there is an effective means of timely collection in process. When a loan is placed on non-accrual status, all unpaid interest credited to income in the current year is reversed against current period income, and unpaid interest accrued in prior years is charged against the allowance for loan losses. Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. Generally, accruals are resumed on loans only when the obligation is brought fully current with respect to interest and principal, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectability of the total contractual principal and interest is no longer in doubt. The Company’s nonaccrual and charge-off policies are the same, regardless of the loan type.

The following table presents nonaccrual loans by classes of the loan portfolio as of March 31, 2020 and December 31, 2019.

(Dollars in thousands)
	March 31, 2020	December 31, 2019
Non-accrual loans:
Commercial, financial and agricultural	$562	$—
Real estate - commercial	3,537	903
Real estate - mortgage	865	902
Personal	—	14
Total	$4,964	$1,819

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. Past due status is determined by the contractual terms of the loan. The following tables present the classes of the loan portfolio summarized by the past due status as of March 31, 2020 and December 31, 2019.

							Loans
							Past Due
							Greater
(Dollars in thousands)				Greater			than 89
		30‑59 Days	60‑89 Days	than 89	Total Past		Days and
	Current	Past Due(2)	Past Due	Days	Due	Total Loans	Accruing(1)
As of March 31, 2020
Commercial, financial and agricultural	$48,807	$26	$—	$—	$26	$48,833	$—
Real estate - commercial	117,727	136	—	46	182	117,909	—
Real estate - construction	48,550	2,558	—	—	2,558	51,108	—
Real estate - mortgage	145,341	414	38	752	1,204	146,545	134
Obligations of states and political subdivisions	16,621	—	—	—	—	16,621	—
Personal	7,904	57	—	—	57	7,961	—
Subtotal	384,950	3,191	38	798	4,027	388,977	134
Loans acquired with credit deterioration
Real estate - commercial	356	—	—	—	—	356	—
Real estate - mortgage	578	101	—	2	103	681	2
Subtotal	934	101	—	2	103	1,037	2
	$385,884	$3,292	$38	$800	$4,130	$390,014	$136

							Loans
							Past Due
							Greater
(Dollars in thousands)				Greater			than 89
		30‑59 Days	60‑89 Days	than 89	Total Past		Days and
	Current	Past Due(2)	Past Due	Days	Due	Total Loans	Accruing(1)
As of December 31, 2019
Commercial, financial and agricultural	$51,725	$60	$—	$—	$60	$51,785	$—
Real estate - commercial	126,180	19	—	48	67	126,247	—
Real estate - construction	46,172	287	—	—	287	46,459	—
Real estate - mortgage	148,366	348	149	971	1,468	149,834	359
Obligations of states and political subdivisions	16,377	—	—	—	—	16,377	—
Personal	8,725	55	—	38	93	8,818	24
Subtotal	397,545	769	149	1,057	1,975	399,520	383
Loans acquired with credit deterioration
Real estate - commercial	366	—	—	—	—	366	—
Real estate - mortgage	330	371	—	3	374	704	3
Subtotal	696	371	—	3	374	1,070	3
	$398,241	$1,140	$149	$1,060	$2,349	$400,590	$386

(1)	These loans are guaranteed, or well-secured, and there is an effective means of collection in process.
(2)	Loans are considered past due when the borrower is in arrears on two or more monthly payments.

Troubled Debt Restructurings

The following tables summarize information regarding troubled debt restructurings by loan portfolio class at March 31, 2020 and December 31, 2019.

(Dollars in thousands)		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding
	Contracts	Recorded Investment	Recorded Investment	Recorded Investment
As of March 31, 2020
Accruing troubled debt restructurings:
Real estate - commercial	1	$306	$326	$302
Real estate - mortgage	7	488	516	387
	8	$794	$842	$689

(Dollars in thousands)		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding
	Contracts	Recorded Investment	Recorded Investment	Recorded Investment
As of December 31, 2019
Accruing troubled debt restructurings:
Real estate - commercial	1	$306	$326	$306
Real estate - mortgage	7	488	516	397
	8	$794	$842	$703

The Company’s troubled debt restructurings are also impaired loans, which may result in a specific allocation and subsequent charge-off if appropriate. As of March 31, 2020, there were no specific reserves carried for troubled debt restructured loans. There were no troubled debt restructured loans in default within 12 months of restructure during the three months ended March 31, 2020 or 2019. On December 31, 2019, there were no specific reserves carried for the troubled debt restructurings, nor any charge-offs related to the troubled debt restructured loans. The amended terms of the restructured loans vary, and may include interest rates that have been reduced, principal payments that have been reduced or deferred for a period of time and/or maturity dates that have been extended.

There were no loan terms modified resulting in troubled debt restructuring during the three months ended March 31, 2020.  The following table lists the loan whose terms were modified resulting in a troubled debt restructuring during the three months ended March 31, 2019.

(Dollars in thousands)		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding
	Contracts	Recorded Investment	Recorded Investment	Recorded Investment
Three months ended March 31, 2019
Accruing troubled debt restructurings:
Real estate - commercial	1	$306	$326	$324
Real estate - mortgage	1	9	9	8
	2	$315	$335	$332

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), signed into law on March 27, 2020, permits financial institutions to suspend requirements under GAAP for loan modifications to borrowers affected by the COVID-19 pandemic if (1) the borrower was not more than 30 days past due as of December 31, 2019, and (2) the loan modification is made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the coronavirus emergency declaration. A loan modification accounted for in accordance with the CARES Act is not treated as a TDR for accounting or disclosure purposes.

Additionally, the interagency statement offers some practical expedients for evaluating whether loan modifications that occur in response to the COVID-19 pandemic are TDRs.  A lender can conclude that a borrower is not experiencing financial difficulty if either (1) short-term (e.g., six months) modifications are made in response to COVID-19, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant related to loans in which the borrower is less than 30 days past due on its contractual payments at the time a modification program is implemented, or (2) the modification or deferral program is mandated by the federal government or a state government (e.g., a state program that requires all institutions within that state to suspend mortgage payments for a specified period). Accordingly, any loan modification made in response to the COVID-19 pandemic that meets either of these practical expedients would not be considered a TDR because the borrower is not experiencing financial difficulty.

As of March 31, 2020, Juniata approved interest and/or principal payment deferrals on eight loans totaling $566,000 for individuals and businesses affected by the economic impacts of COVID-19. None of the borrowers approved for these designated deferrals were delinquent as of March 20, 2020, the date on which the Company’s COVID-19 Modification Program went into effect,  and the modification terms are short-term, thus the loan modifications are not considered to be troubled-debt restructures under the interagency statement guidance.

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

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of March 31, 2020 and December 31, 2019.

(Dollars in thousands)		Special
As of March 31, 2020	Pass	Mention	Substandard	Doubtful	Total
Commercial, financial and agricultural	$43,679	$4,173	$419	$562	$48,833
Real estate - commercial	105,682	5,903	3,992	2,688	118,265
Real estate - construction	49,133	177	1,798	—	51,108
Real estate - mortgage	144,973	320	1,856	77	147,226
Obligations of states and political subdivisions	16,621	—	—	—	16,621
Personal	7,961	—	—	—	7,961
Total	$368,049	$10,573	$8,065	$3,327	$390,014

(Dollars in thousands)		Special
As of December 31, 2019	Pass	Mention	Substandard	Doubtful	Total
Commercial, financial and agricultural	$46,725	$4,080	$980	$—	$51,785
Real estate - commercial	113,851	5,668	7,046	48	126,613
Real estate - construction	44,954	287	1,218	—	46,459
Real estate - mortgage	148,164	327	1,951	96	150,538
Obligations of states and political subdivisions	16,377	—	—	—	16,377
Personal	8,804	—	14	—	8,818
Total	$378,875	$10,362	$11,209	$144	$400,590

7. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

On September 8, 2006, the Company acquired a branch office in Richfield, PA. Goodwill associated with this transaction is carried at $2,046,000. On November 30, 2015, the Company acquired FNBPA Bancorp, Inc. and, as a result, carries goodwill of $3,402,000 relating to the acquisition. On April 30, 2018, the Company acquired the remainder of the outstanding common stock of Liverpool Community Bank and, as a result, carries goodwill of $3,599,000 relating to the acquisition.

Total goodwill at March 31, 2020 and December 31, 2019 was $9,047,000. Goodwill is not amortized but is tested annually for impairment or more frequently if certain events occur which might indicate goodwill has been impaired. Due to the severe economic impact of COVID-19, testing was performed as of March 31, 2020, and management concluded that no impairment of goodwill existed at March 31, 2020.

Intangible Assets

On November 30, 2015, a core deposit intangible in the amount of $303,000 associated with the FNBPA Bancorp, Inc. acquisition was recorded and is being amortized over a ten-year period using a sum of the year’s digits basis. Amortization expense recognized for the intangibles related to the FNBPA acquisition in the three months ended March 31, 2020 was $8,000.

On April 30, 2018, a core deposit intangible in the amount of $289,000 associated with the Liverpool Community Bank acquisition was recorded and is being amortized over a ten-year period using a sum of the year’s digit basis. Amortization expense recognized for the intangible related to the Liverpool Community Bank acquisition in the three months ended March 31, 2020 was $11,000.

The following table shows the amortization schedule for each of the intangible assets recorded.

(Dollars in thousands)	FNBPA	LCB
	Acquisition	Acquisition
	Core	Core
	Deposit	Deposit
	Intangible	Intangible
Beginning Balance at Acquisition Date	$303	$289
Amortization expense recorded prior to January 1, 2019	152	35
Amortization expense recorded in the twelve months
ended December 31, 2019	38	49
Unamortized balance as of December 31, 2019	113	205
Amortization expense recorded in the
three months ended March 31, 2020	8	11
Unamortized balance as of March 31, 2020	$105	$194

Scheduled remaining amortization expense for years ended:
December 31, 2020	$25	$33
December 31, 2021	27	39
December 31, 2022	22	33
December 31, 2023	16	28
December 31, 2024	10	23
After December 31, 2024	5	38

8. BORROWINGS

Borrowings consisted of the following as of March 31, 2020 and December 31, 2019.

(Dollars in thousands)	March 31,	December 31,
	2020	2019
Securities sold under agreements to repurchase	$2,783	$3,429
Overnight advances with FHLB	—	9,700
Long-term debt with FHLB	45,000	45,000
	$47,783	$58,129

Long-term debt is comprised only of FHLB advances with an original maturity of one year or more. The following table summarizes the scheduled maturities of long-term debt as of March 31, 2020.

(Dollars in thousands)	Scheduled	Weighted Average
Year	Maturities	Interest Rate
2022	$5,000	2.74%
2023	5,000	2.75
2024	20,000	2.42
2025	15,000	2.41
	$45,000	2.49%

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

The following tables summarize financial assets and financial liabilities measured at fair value as of March 31, 2020 and December 31, 2019 segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value. There were no transfers of assets between fair value Level 1 and Level 2 during the three months ended March 31, 2020 or 2019.

		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
(Dollars in thousands)	March 31,	for Identical	Observable	Unobservable
	2020	Assets	Inputs	Inputs
Measured at fair value on a recurring basis:
Debt securities available for sale:
Obligations of U.S. Government agencies and corporations	$10,045	$—	$10,045	$—
Obligations of state and political subdivisions	6,612	—	6,612	—
Corporate debt securities	1,035	—	1,035	—
Mortgage-backed securities	182,946	—	182,946	—
Equity securities	971	971	—	—
Mortgage servicing rights	176	—	—	176

Measured at fair value on a non-recurring basis:
Impaired loans	$123	$—	$—	$123

		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
(Dollars in thousands)	December 31,	for Identical	Observable	Unobservable
	2019	Assets	Inputs	Inputs
Measured at fair value on a recurring basis:
Debt securities available for sale:
Obligations of U.S. Government agencies and corporations	$20,920	$—	$20,920	$—
Obligations of state and political subdivisions	4,575	—	4,575	—
Mortgage-backed securities	185,191	—	185,191	—
Equity securities	1,144	1,144	—	—
Mortgage servicing rights	180	—	—	180

Measured at fair value on a non-recurring basis:
Impaired loans	$144	$—	$—	$144

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

The estimated fair values of the Company’s financial instruments are as follows:

	Financial Instruments
(Dollars in thousands)	March 31, 2020		December 31, 2019
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and due from banks	$16,826	$16,826	$12,658	$12,658
Interest bearing deposits with banks	10,998	10,998	82	82
Federal funds sold	10,000	10,000	—	—
Interest bearing time deposits with banks	1,720	1,720	2,210	2,210
Securities	201,609	201,609	211,830	211,830
Restricted investment in bank stock	3,036	N/A	3,442	N/A
Loans, net of allowance for loan losses	386,681	388,228	397,629	403,359
Accrued interest receivable	1,537	1,537	1,607	1,607

Financial liabilities:
Non-interest bearing deposits	$139,205	$139,205	$134,703	$134,703
Interest bearing deposits	402,724	406,156	397,234	399,848
Securities sold under agreements to repurchase	2,783	N/A	3,429	N/A
Short-term borrowings	—	—	9,700	9,700
Long-term debt	45,000	47,355	45,000	45,809
Other interest bearing liabilities	1,574	1,576	1,603	1,603
Accrued interest payable	466	466	473	473

Off-balance sheet financial instruments:
Commitments to extend credit	$—	$—	$—	$—
Letters of credit	—	—	—	—

The following tables present the carrying amount, fair value and placement in the fair value hierarchy of the Company’s financial instruments not previously disclosed as of March 31, 2020 and December 31, 2019. The tables exclude financial instruments for which the carrying amount approximates fair value.

			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices in	Significant	Significant
(Dollars in thousands)			Active Markets	Other	Other
	Carrying		for Identical	Observable	Unobservable
	Amount	Fair Value	Assets or Liabilities	Inputs	Inputs
March 31, 2020
Financial instruments - Assets
Interest bearing time deposits with banks	$1,720	$1,720	$—	$1,720	$—
Loans, net of allowance for loan losses	386,681	388,228	—	—	388,228
Financial instruments - Liabilities
Interest bearing deposits	$402,724	$406,156	$—	$406,156	$—
Long-term debt	45,000	47,355	—	47,355	—
Other interest bearing liabilities	1,574	1,576	—	1,576	—

			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices in	Significant	Significant
(Dollars in thousands)			Active Markets	Other	Other
	Carrying		for Identical	Observable	Unobservable
	Amount	Fair Value	Assets or Liabilities	Inputs	Inputs
December 31, 2019
Financial instruments - Assets
Interest bearing time deposits with banks	$2,210	$2,210	$—	$2,210	$—
Loans, net of allowance for loan losses	397,629	403,359	—	—	403,359
Financial instruments - Liabilities
Interest bearing deposits	$397,234	$399,848	$—	$399,848	$—
Long-term debt	45,000	45,809	—	45,809	—
Other interest bearing liabilities	1,603	1,603	—	1,603	—

10. DEFINED BENEFIT RETIREMENT PLAN

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

Juniata’s Board of Directors resolved to terminate the JVB Plan, effective November 30, 2018. All participants were properly notified. During the second quarter of 2019, JVB Plan participants elected preferences for receiving their vested benefit in the form of either lump sum payments or annuities. All obligations were satisfied in the third quarter of 2019 and The JVB Plan was liquidated. Excess funds of $431,000 were transferred to fund the Company’s 401(k) Safe Harbor Plan.

Pension expense included the following components for the three months ended March 31, 2019:

Three Months Ended
(Dollars in thousands)	March 31,
2019
Components of net periodic pension cost:
Interest cost	$125
Expected return on plan assets	(124)
Recognized net actuarial loss	28
Net periodic pension cost	29
Total recognized in other comprehensive income	(28)
Total recognized in net periodic pension cost and other comprehensive income	$1

11. COMMITMENTS, CONTINGENT LIABILITIES AND GUARANTEES

In the ordinary course of business, the Company makes commitments to extend credit to its customers through letters of credit, loan commitments and lines of credit. At March 31, 2020, the Company had $115,052,000 outstanding in loan commitments and other unused lines of credit extended to its customers as compared to $110,485,000 at December 31, 2019.

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its letters of credit. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third-party. Generally, financial and performance letters of credit have expiration dates within one year of issuance, while commercial letters of credit have longer term commitments. The credit risk involved in issuing letters of credit is essentially the same as the risks that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. The Company had outstanding $2,573,000 and $2,624,000 of financial and performance letters of credit commitments as of March 31, 2020 and December 31, 2019, respectively. Commercial letters of credit as of March 31, 2020 and December 31, 2019 totaled $7,975,000 and $7,725,000, respectively. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The amount of the liability as of March 31, 2020 for payments under letters of credit issued was not material. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk.

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

12. REVENUE RECOGNITION

The Company accounts for revenue from contracts with customers under Topic 606. The Company generally acts in a principal capacity, on its own behalf, in most contracts with customers. In such transactions, revenue and related costs to provide these services are recognized on a gross basis in the financial statements. In some cases, the Company acts in an agent capacity, deriving revenue through assisting other entities in transactions with its customers. In such transactions, revenue and the related costs to provide the services are recognized on a net basis in the financial statements. These transactions primarily relate to non-deposit product commissions and fees derived from customers’ use of various interchange and ATM/debit card networks.

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

Trust Fees – include asset management and estate fees. Asset management fees are generally based on a fee schedule, based upon the market value of the assets under management, and recognized monthly when the service obligation is completed. Asset management fees recognized during the three month periods ended March 31, 2020 totaled $85,000. Asset management fees recognized during the three month periods ended March 31, 2019 totaled $90,000. Fees for estate management services are based on a specified fee schedule and generally recognized as the following performance obligations are fulfilled: (i) 25% of total estate fee recognized when all estate assets are collected and debts paid, (ii) 50% of the total fee is recognized when the inheritance tax return is filed, and (iii) remaining 25% is recognized when the first and final account is confirmed, settling the estate. Estate fees recognized during the three month period ended March 31, 2020 totaled $28,000. Estate fees recognized during the three month period ended March 31, 2019 totaled $9,000.

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

13. LEASES

The Company accounts for its lease obligations under Topic 842. It has four operating leases, one of which is with a related party, comprised of real estate property for branch and office space with terms extending through 2029. Operating leases were previously not recognized on the Company’s consolidated statements of condition, but with the adoption of Topic 842 on January 1, 2019, operating lease agreements are recognized on the consolidated statements of condition as a right-of-use (“ROU”) asset and a corresponding lease liability. As of March 31, 2020, the Company had operating lease ROU assets totaling $440,000 included in other assets and operating lease liabilities totaling $446,000 included in other liabilities.

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

As of March 31, 2020, the weighted-average remaining operating lease term was 6.4 years and the weighted-average discount rate was 4.69%. As of December 31, 2019, the weighted-average remaining operating lease term was 6.8 years and the weighted-average discount rate was 4.95%.

The Company elected, for the real estate class of underlying assets which is currently its only class, not to separate lease and nonlease components and to account for them as a single lease component. The Company has one operating lease agreement containing a monthly ATM surcharge, which is combined with the property rental payment as a result of electing the practical expedient. The Company’s total operating lease cost for the three months ended March 31, 2020 was $29,000.  Total operating lease payments made to a related party totaled $6,000  during both the three months ended March 31, 2020 and the three months ended March 31, 2019.

The future minimum payments for operating leases with initial or remaining terms of one year or more as of March 31, 2020 were as follows:

(Dollars in thousands)

Twelve Months Ended:
March 31, 2021	$114
March 31, 2022	97
March 31, 2023	46
March 31, 2024	46
March 31, 2025	47
Thereafter	194
Total Future Minimum Lease Payments	544
Amounts Representing Interest	(98)
Present Value of Net Future Minimum Lease Payments	$446

14. SUBSEQUENT EVENTS

On April 21, 2020, the Board of Directors declared a cash dividend of $0.22 per share to shareholders of record on May 18, 2020, payable on June 1, 2020.

On March 27, 2020, the CARES Act was enacted,  establishing the Paycheck Protection Program (“PPP”) which is administered by the Small Business Administration (“SBA”). The PPP is intended to provide economic relief to small businesses nationwide adversely impacted under the COVID-19 Emergency Declaration issued on March 13, 2020. The PPP, which began on April 3, 2020, provides small businesses with funds to cover up to eight weeks of payroll costs, including benefits. It also provides for forgiveness of up to the full principal amount of qualifying loans. The Company is participating in the PPP, and as of April 30, 2020, has funded 395 PPP loans totaling $30,041,000.

Additionally, in an effort to assist clients who were negatively impacted by the COVID-19 pandemic, the Company continues to approve interest and/or principal payment deferrals on loans for individuals and businesses affected by the economic impacts of the COVID-19 pandemic. As of April 30, 2020, Juniata approved interest and/or principal payment deferrals on 200 loans totaling $72,865,000 for individuals and businesses affected by the economic impacts of COVID-19. None of the borrowers approved for these designated deferrals were delinquent as of the date of this quarterly report. The modification terms of these loans are short-term; thus, the loan modifications are not considered to be troubled-debt restructures.

Due to the effects of the COVID-19 pandemic, operations and business results of the Company could be materially adversely affected, negatively impacting material estimates. Material estimates that are particularly susceptible to significant change include the determination of the allowance and those used in valuation methodologies in areas with no observable market, such as loans, deposits, borrowings, goodwill, core deposit and other intangible assets, and mortgage servicing rights. The extent to which COVID-19 may impact business activity or investment results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions required to contain COVID-19 or treat its impact, among others.

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
•

the scope and duration of the COVID-19 pandemic, actions taken by governmental authorities in response to the pandemic and the direct and indirect impacts of the pandemic on the Company, its customers and third parties.

For a more complete discussion of certain risks, uncertainties and other factors affecting the Company, refer to the Company’s Risk Factors, contained in Item 1A of the Company’s Annual Report on Form 10‑K for the year ended December 31, 2019, a copy of which may be obtained from the Company upon request and without charge (except for the exhibits thereto), and Item 1A of Part II of this Quarterly Report on Form 10‑Q.

Recent Developments: COVID-19 and the CARES Act:

On March 27, 2020, the CARES Act was signed into law, providing relief from certain requirements under U.S. GAAP. The CARES Act permits the suspension of ASC 310-40 for loan modifications that are made by financial institutions in response to the COVID-19 pandemic if (1) the borrower was not more than 30 days past due as of December 31, 2019, and (2) the loan modification is made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the coronavirus emergency declaration. A loan modification accounted for in accordance with the CARES Act is not treated as a TDR for accounting or disclosure purposes.

On April 7, 2020, the banking agencies issued a statement, “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working With Customers Affected by the Coronavirus (Revised)” (“Interagency Statement”), to encourage banks to work prudently with borrowers and to describe the agencies’ interpretation of how accounting rules under ASC 310-40 apply to certain COVID-19-related modifications.

The interagency statement interprets, but does not suspend, ASC 310-40. It indicates that a lender can conclude that a borrower is not experiencing financial difficulty if either (1) short-term (e.g., six months) modifications are made in response to COVID-19, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant related to loans in which the borrower is less than 30 days past due on its contractual payments at the time a modification program is implemented, or (2) the modification or deferral program is mandated by the federal government or a state government. Accordingly, any loan modification made in response to the COVID-19 pandemic that meets either of these practical expedients would not be considered a TDR because the borrower is not experiencing financial difficulty.

In response to the COVID-19 pandemic, the Company established a COVID-19 Modification Program on March 20, 2020 to offer payment relief to certain borrowers. Through this program, the Company has approved interest and/or principal payment deferrals on loans for individuals and businesses affected by the economic impacts of the COVID-19 pandemic.

As part of the CARES Act and in recognition of the challenging circumstances faced by small businesses, Congress created the Paycheck Protection Program (“PPP”), which the Company is a participant. PPP covered loans are fully guaranteed as to principal and accrued interest by the SBA, and therefore, require a zero percent risk weight for risk-based capital requirements. The SBA reimburses PPP lenders for any amount of a PPP covered loan that is forgiven. PPP lenders are not held liable for any representations made by PPP borrowers in connection with a borrower's request for PPP covered loan forgiveness.

In order to provide liquidity to small business lenders and the broader credit markets, and to help stabilize the financial system, on April 7, 2020, the Federal Reserve Banks extended credit under the Paycheck Protection Program Lending Facility (“PPPLF”). Under the PPPLF, each Federal Reserve Bank can extend non-recourse loans to institutions eligible to make PPP covered loans. Under the PPPLF, only PPP covered loans guaranteed by the SBA under the Paycheck Protection Program with respect to both principal and interest and that are originated by an eligible institution may be pledged as collateral to the Federal Reserve Banks. While the Company has not yet requested advances through the PPPLF, it has been approved to do so.

Critical Accounting Policies:

Disclosure of the Company’s significant accounting policies is included in the Company’s critical accounting policies in its Annual Report on Form 10‑K for the year ended December 31, 2019. Some of these policies require significant judgments, estimates, and assumptions to be made by management, most particularly in connection with determining the provision for loan losses and the appropriate level of the allowance for loan losses.

General:

The following discussion relates to the consolidated financial condition of the Company as of March 31, 2020, compared to December 31, 2019, and the consolidated results of operations for the three months ended March 31, 2020, compared to the same periods in 2019. This discussion should be read in conjunction with the interim consolidated financial statements and related notes included herein.

Overview:

Juniata Valley Financial Corp. is a Pennsylvania corporation organized in 1983 to be the holding company of The Juniata Valley Bank. The Bank is a state-chartered bank headquartered in Mifflintown, Pennsylvania. Juniata Valley Financial Corp. and its subsidiary bank derive substantially all of their income from banking and bank-related services, including interest earned on residential real estate, commercial mortgage, commercial and consumer loans, interest earned on investment securities and fee income from deposit services and other financial services provided to its customers.

Financial Condition:

Total assets as of March 31, 2020, were $673,828,000, an increase of $3,196,000, or 0.5%, compared to December 31, 2019. Comparing asset balances at March 31, 2020 and December 31, 2019, total cash and cash equivalents increased by $25,084,000, while debt securities available for sale and loans declined by $10,048,000 and $10,576,000, respectively. Over the same period, deposits increased by $9,992,000, with growth in both non-interest and interest bearing deposits.

The table below shows changes in deposit volumes by type of deposit between December 31, 2019 and March 31, 2020.

(Dollars in thousands)	March 31,	December 31,	Change
	2020	2019	$	%
Deposits:
Demand, non-interest bearing	$139,205	$134,703	$4,502	3.3%
Interest bearing demand and money market	149,483	150,157	(674)	(0.4)
Savings	101,202	96,980	4,222	4.4
Time deposits, $250,000 and more	8,259	6,923	1,336	19.3
Other time deposits	143,780	143,174	606	0.4
Total deposits	$541,929	$531,937	$9,992	1.9%

Total loans decreased $10,576,000, or 2.6%, between December 31, 2019 and March 31, 2020. As shown in the table below, most of the decline was in real estate - commercial and mortgage loans, with a smaller decrease in commercial, financial and agricultural loans. These declines were partially offset by an increase in real estate -  construction loans.

(Dollars in thousands)	March 31,	December 31,	Change
	2020	2019	$	%
Loans:
Commercial, financial and agricultural	$48,833	$51,785	$(2,952)	(5.7)%
Real estate - commercial	118,265	126,613	(8,348)	(6.6)
Real estate - construction	51,108	46,459	4,649	10.0
Real estate - mortgage	147,226	150,538	(3,312)	(2.2)
Obligations of states and political subdivisions	16,621	16,377	244	1.5
Personal	7,961	8,818	(857)	(9.7)
Total loans	$390,014	$400,590	$(10,576)	(2.6)%

A summary of the activity in the allowance for loan losses for each of the three month periods ended March 31, 2020 and 2019 is presented below.

(Dollars in thousands)	Three months ended March 31,
	2020	2019
Balance of allowance - January 1	$2,961	$3,034
Loans charged off	(21)	(73)
Recoveries of loans previously charged off	37	18
Net charge-offs (recoveries)	16	(55)
Provision for loan losses	356	15
Balance of allowance - end of period	$3,333	$2,994

Ratio of net charge-offs (recoveries) during period to average loans outstanding	0.00%	0.01%

The $372,000 increase in the allowance at March 31, 2020 compared to December 31, 2019 was the result of an increase in the provision for loan losses due to an expectation, based on an analysis of the allowance for loan losses as of March 31, 2020, that the COVID-19 pandemic will result in more credit risk in all loan segments.

As of March 31, 2020,  33 loans (exclusive of loans acquired with existing credit deterioration) with aggregate outstanding balances of $5,648,000 were individually evaluated for impairment. A collateral analysis was performed on each of these loans in order to establish a portion of the reserve needed to carry the impaired loans at fair value. There was one relationship comprised of two loans totaling $3,204,000, determined to have insufficient collateral at March 31, 2020 requiring the establishment of a  specific reserve totaling $118,000.

As of March 31, 2020, there were $10,573,000 in special mention loans compared to $10,362,000 at December 31, 2019,  $8,065,000 in substandard loans at March 31, 2020 compared to $11,209,000 at December 31, 2019, and $3,327,000 in doubtful loans at March 31, 2020 compared to $144,000 at December 31, 2019.

Management believes that the reserves carried are adequate to cover probable incurred losses related to these relationships as of March 31, 2020. There are uncertainties about the lasting effects of the COVID-19 impact on the economy. Such effects could have a material impact on future results of operations if businesses are not able to remain solvent and unemployment remains at record highs. We believe we have sufficient liquidity, capital and loss allowance reserves to withstand losses that may occur but continue to closely monitor the financial strength of borrowers whose ability to comply with repayment terms may become permanently impaired.

The following is a summary of the Bank’s non-performing loans on March 31, 2020 compared to December 31, 2019.

	March 31, 2020	December 31, 2019
Non-performing loans
Non-accrual loans	$4,928	$1,819
Accruing loans past due 90 days or more, exclusive of loans acquired with credit deterioration	134	383
Restructured loans in default and non-accruing	36	—
Total	$5,098	$2,202

Average loans outstanding	$390,513	$408,320

Ratio of non-performing loans to average loans outstanding	1.31%	0.54%

Total non-performing loans at March 31, 2020 increased $2,896,000 over total non-performing loans at December 31, 2019 mainly due to the addition one non-accrual relationship totaling $3,204,000 as of March 31, 2020.

Stockholders’ equity increased from December 31, 2019 to March 31, 2020 by $3,659,000, or 5.0%,  mainly due to a $3,900,000 increase in net unrealized gains resulting from the change in market value of debt securities available for sale. This increase was partially offset by treasury stock purchases totaling $186,000 as of March 31, 2020 compared to December 31, 2019.

Subsequent to March 31, 2020, the following event took place:

On April 21, 2020, the Board of Directors declared a cash dividend of $0.22 per share to shareholders of record on May 18, 2020, payable on June 1, 2020.

The Company is participating in the PPP established through the CARES Act, and as of April 30, 2020, has funded 395 PPP loans through the SBA, for a total of $30,041,000.

Further, the Company continues to approve interest and/or principal payment deferrals on loans for individuals and businesses affected by the economic impacts of the COVID-19 pandemic. As of April 30, 2020, Juniata approved interest and/or principal payment deferrals on 200 loans totaling $72,865,000 for individuals and businesses affected by the economic impacts of COVID-19. None of the borrowers approved for these designated deferrals were delinquent as of the date of this quarterly report. The modification terms of these loans are short-term; thus, the loan modifications are not considered to be troubled-debt restructures.

Comparison of the Three Months Ended March 31, 2020 and 2019

Operations Overview:

Net income for the first quarter of 2020 was $1,038,000, a decrease of $375,000 when compared to the first quarter of 2019. Basic and diluted earnings per share were $0.20 in the first quarter of 2020 compared to basic and diluted earnings per share of $0.28 in the first quarter of 2019.

Annualized return on average equity for the three months ended March 31, 2020 was 5.54%, compared to the return on average equity of 8.38% for the same period in 2019. For the three months ended March 31, annualized return on average assets was 0.62% in 2020, compared to 0.90% in 2019.

Presented below are selected key ratios for the two periods:

	Three Months Ended
	March 31,
	2020	2019
Return on average assets (annualized)	0.62%	0.90%
Return on average equity (annualized)	5.54%	8.38%
Average equity to average assets	11.28%	10.79%
Non-interest income, excluding gain/loss on sales and calls of securities and change in value of equity securities, as a percentage of average assets (annualized)	0.70%	0.73%
Non-interest expense as a percentage of average assets (annualized)	2.87%	3.09%

The discussion that follows further explains changes in the components of net income when comparing the first quarter of 2020 with the first quarter of 2019.

Net Interest Income:

Net interest income, after the provision for loan losses, was $4,645,000 during the three months ended March 31, 2020 when compared to $5,144,000 during the three months ended March 31, 2019.  The loan loss provision for the three months ended March 31, 2020 was $356,000, or $341,000 greater than the loan loss provision for the three months ended March 31, 2019, predominantly due to the economic impact of the COVID-19 pandemic. Total interest income decreased by $89,000 during the first quarter of 2020 compared to the same period in 2019, while total interest expense increased by $69,000.

Overall, average earning assets increased 5.9%, while average interest bearing liabilities increased 4.4%. Net interest margin, on a fully tax equivalent basis, decreased from 3.65% during the three months ended March 31, 2019 to 3.32% during the three months ended March 31, 2020.

Average loan balances decreased by $30,785,000, while interest on loans declined by $377,000 during for the first quarter of 2020 compared to the same period in 2019. The decline in the average volume of loans outstanding decreased interest income by $369,000, while the yield on loans decreased interest income by $8,000.

The average balance of, and interest earned on, investment securities increased $57,219,000 and $286,000, respectively, in the first quarter of 2020 compared to the first quarter of 2019. The increase in average balance on investment securities during the period increased interest income by $368,000, while the decline in yield on investment securities decreased interest income by  $82,000.

Average earning assets increased $34,232,000, to $609,964,000, due to a  38.8% increase in average investment securities. The yield on earning assets declined to 4.02% during the three months ended March 31, 2020 from 4.32%  during the same period in 2019. The average balance of interest bearing liabilities increased over the period by $18,807,000 compared to the same 2019 period. In addition, the cost to fund interest bearing assets with interest bearing liabilities increased 2 basis points, to 1.01% during the first quarter of 2020 compared to the same period in 2019. The yields on earning assets and cost of funds were affected by changes in the prime rate and the federal funds target rate between the first quarter of 2019 and the first quarter of 2020.

The table below shows the net interest margin on a fully tax-equivalent basis for the three months ended March 31, 2020 and 2019.

Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended			Three Months Ended
(Dollars in thousands)	March 31, 2020			March 31, 2019
	Average		Yield/	Average		Yield/	Increase (Decrease) Due To (6)
	Balance(1)	Interest	Rate	Balance(1)	Interest	Rate	Volume	Rate	Total
ASSETS
Interest earning assets:
Taxable loans (5)	$361,850	$4,651	5.14%	$386,432	$4,950	5.12%	$(315)	$16	$(299)
Tax-exempt loans	28,663	227	3.17	34,866	305	3.50	(54)	(24)	(78)
Total loans	390,513	4,878	5.00	421,298	5,255	4.99	(369)	(8)	(377)
Taxable investment securities	200,322	1,173	2.34	135,364	849	2.51	407	(83)	324
Tax-exempt investment securities	4,237	23	2.17	11,976	61	2.04	(39)	1	(38)
Total investment securities	204,559	1,196	2.34	147,340	910	2.47	368	(82)	286

Interest bearing deposits	9,419	42	1.78	5,361	43	3.21	32	(33)	(1)
Federal funds sold	5,473	13	0.95	1,733	10	2.31	22	(19)	3
Total interest earning assets	609,964	6,129	4.02	575,732	6,218	4.32	53	(142)	(89)

Other assets (7)	54,438			49,325
Total assets	$664,402			$625,057

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing demand deposits (2)	$147,316	164	0.45	$144,582	299	0.83	$6	$(141)	$(135)
Savings deposits	98,916	25	0.10	99,408	24	0.10	—	1	1
Time deposits	150,980	641	1.70	149,234	540	1.45	6	95	101
Short-term and long-term borrowings and other interest bearing liabilities	50,940	298	2.34	36,121	196	2.17	80	22	102
Total interest bearing liabilities	448,152	1,128	1.01	429,345	1,059	0.99	92	(23)	69

Non-interest bearing liabilities:
Demand deposits	136,328			123,214
Other	4,977			5,084
Stockholders’ equity	74,945			67,414
Total liabilities and stockholders’ equity	$664,402			$625,057
Net interest income and net interest rate spread		$5,001	3.01%		$5,159	3.33%	$(39)	$(119)	$(158)
Net interest margin on interest earning assets (3)			3.28%			3.58%
Net interest income and net interest margin - Tax equivalent basis (4)		$5,067	3.32%		$5,256	3.65%

Notes:

1)	Average balances were calculated using a daily average.
2)	Includes interest-bearing demand and money market accounts.
3)	Net margin on interest earning assets is net interest income divided by average interest earning assets.
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

Provision for Loan Losses:

In the first quarter of 2020, a $356,000 provision for loan losses was recorded, compared to a provision of $15,000 in the first quarter of 2019.  Based on an analysis of the allowance of loan losses as of March 31, 2020, the increased provision was primarily the result of an expectation of increased credit risk for all loan segments resulting from the COVID-19 pandemic.  Management regularly reviews the adequacy of the allowance for loan losses and makes assessments as to specific loan impairment, charge-off expectations, general economic conditions in the Bank’s market area, specific loan quality and other factors. See the earlier discussion in the Financial Condition section explaining the information used to determine the provision.

Non-interest Income:

Non-interest income in the first quarter of 2020 was $994,000 compared to $1,094,000 in the first quarter of 2019, a decline of $100,000, or 9.1%.

Most significantly impacting non-interest income during the comparative three month periods was a decline in the value of equity securities of $172,000 in the first quarter of 2020 compared to an increase in the value of equity securities of $9,000 in the first quarter of 2019. Partially offsetting this decline was a $67,000 increase in the net gains on sales of securities in the first quarter of 2020 compared to the comparable 2019 period.

As a percentage of average assets, annualized non-interest income was 0.60% in the first quarter of 2020 compared to 0.70% in the first quarter of 2019. Excluding the gain/loss on sales and calls of securities and change in value of equity securities, the percentage of average assets to annualized non-interest income was 0.70% in the first quarter of 2020 compared to 0.73% in the first quarter of 2019.

Non-interest Expense:

Non-interest expense was $4,760,000 for the three months ended March 31, 2020 compared to  $4,835,000 for the same period in 2019, a decrease of $75,000.

Non-interest expense decreased in the first quarter of 2020 compared to the same period in 2019, primarily driven by a decline of $89,000 in other non-interest expense due to a decline in expenses associated with the termination of the Company’s defined benefit plan recorded in the first quarter of 2019, with no similar expense recorded in the comparable 2020 period. Declines were also recorded in occupancy expense due to lower maintenance expenses, as well as in professional fees and FDIC insurance. Partially offsetting these declines during the three months ended March 31, 2020 compared to the comparative 2019 period were increases in employee compensation of $35,000,  data processing of $40,000, and equipment expenses of $20,000.

As a percentage of average assets, annualized non-interest expense was 2.87% in the first quarter of 2020 compared to 3.09% in the first quarter of 2019.

Provision for income taxes:

An income tax benefit of $159,000 was recorded in the first quarter of 2020 compared to a tax benefit of $10,000 recorded in the first quarter of 2019, primarily due to lower taxable income in the 2020 period. Additionally, the Company was able to take advantage of a provision in the CARES Act, allowing carryback of net  operating losses (“NOLs”) from a prior period.  In 2018, the Company acquired Liverpool Community Bank. Liverpool filed a 2018 income tax return for the period prior to the acquisition. An NOL was recognized on that short-period tax return. Under the CARES Act, the NOL is now able to be carried back to years in which the statutory tax rate was 34%, as opposed to the current 21%. The reversal of a portion of the deferred tax asset carried for this NOL, at an amount in excess of its carrying amount, was recorded as a $57,000 credit to income tax expense. The Company qualifies for a federal tax credit for a low-income housing project investment, and the tax provisions for each period reflect the application of the tax credit. For the first quarters of 2020 and 2019, the tax credits were $225,000 and $226,000, respectively, offsetting $166,000 and $216,000 in tax expense in the 2020 and 2019 periods, respectively. For the first quarter of 2020, the tax credit lowered the effective tax rate from 7.5% to (18.1)% compared to the same period in 2019, when the tax credit lowered the effective tax rate from 15.4% to (0.7)%.

Liquidity:

The objective of liquidity management is to ensure that sufficient funding is available, at a reasonable cost, to meet the ongoing operational cash needs of the Company and to take advantage of income producing opportunities as they arise. While the desired level of liquidity will vary depending upon a variety of factors, it is the primary goal of the Company to maintain a high level of liquidity in all economic environments. Principal sources of asset liquidity are provided by loans and securities maturing in one year or less, and other short-term investments, such as federal funds sold and cash and due from banks. Liability liquidity, which is more difficult to measure, can be met by attracting deposits and maintaining the core deposit base. The Company is a member of the Federal Home Loan Bank of Pittsburgh for the purpose of providing short-term liquidity when other sources are unable to fill these needs. During the three months ended March 31, 2020, overnight borrowings from the Federal Home Loan Bank averaged $1,087,000. As of March 31, 2020, the Company had no short-term borrowings, but had $45,000,000 in long-term debt with the Federal Home Loan Bank with a remaining unused borrowing capacity with the Federal Home Loan Bank of $130,871,000.

Funding derived from securities sold under agreements to repurchase (accounted for as collateralized financing transactions) is available through corporate cash management accounts for business customers. This product gives the Company the ability to pay interest on corporate checking accounts.

In view of the sources previously mentioned, management believes that the Company’s liquidity is capable of providing the funds needed to meet operational cash needs, including those arising from funding of PPP loans during the second quarter of 2020. If additional funding is needed for PPP loans, the Company has been approved to borrow from the Federal Reserve Bank’s PPP Liquidity Facility.

Off-Balance Sheet Arrangements:

The Company’s consolidated financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk, credit risk, and interest rate risk. These commitments consist mainly of loans approved but not yet funded, unused lines of credit and outstanding letters of credit. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third-party. Generally, financial and performance letters of credit have expiration dates within one year of issuance, while commercial letters of credit have longer term commitments. The credit risk involved in issuing letters of credit is essentially the same as the risks that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. The Company had $2,573,000 and $2,624,000 of financial and performance letters of credit commitments outstanding as of March 31, 2020 and December 31, 2019, respectively. Commercial letters of credit as of March 31, 2020 and December 31, 2019 totaled $7,975,000 and $7,725,000, respectively. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of March 31, 2020 for payments under letters of credit issued was not material. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk.

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

The risk-based capital standards require financial institutions to maintain: (a) a minimum ratio of common equity tier 1 (“CET1”) to risk-weighted assets of at least 4.5%, (b) a minimum ratio of tier 1 capital to risk-weighted assets of at least 6.0%; (c) a minimum ratio of total (that is, tier 1 plus tier 2) capital to risk-weighted assets of at least 8.0%); and (d) a minimum leverage ratio of 3.0%, calculated as the ratio of tier 1 capital balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter). In addition, the rules also limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” of 2.5% above the minimum standards stated in (a) - (c) above.

The CARES Act requires banking organizations to apply a zero percent risk weight to PPP covered loans for risk-based capital requirement purposes. In addition, because of the non-recourse nature of the Federal Reserve's extension of credit to the banking organization, the banking organization is not exposed to credit or market risk from the pledged PPP covered loans. Therefore, pledged PPP covered loans are excluded from the banking organization's regulatory capital.

In September 2019, the FDIC finalized a rule to simplify the capital calculation for qualifying community banking organizations (i.e., the community bank leverage ratio (“CBLR framework”)), as required by the Economic Growth, Regulatory Relief and Consumer Protection Act. The CBLR framework is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework. The Bank qualified and opted in as of March 31, 2020. The Bank’s Tier One leverage ratio was 9.59% on March 31, 2020; and therefore, is considered to have met the well-capitalized ratio requirements and was not required to report or calculate risk-based capital.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2020, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined by the Securities Exchange Act of 1934 (“Exchange Act”), Rule 13a‑15(e). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s  rules and forms. These controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2020, that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting.

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

Item 1A.      RISK FACTORS

The outbreak of the COVID-19 pandemic has and may continue to adversely affect the Company’s business, results of operations and financial conditions for an indefinite period.

Beginning in the first quarter of 2020, the COVID-19 pandemic has caused disruption in economic and social activity, both globally and in the United States. The spread of COVID-19, and the related government actions to mandate or encourage temporary closures of businesses, quarantines, social distancing and "stay at home" orders, have caused severe disruptions in the U.S. economy, which has and will likely continue to, in turn, disrupt the business, activities, and operations of the Company’s customers, as well as the Company’s own business and operations.

The national public health crisis arising from the COVID-19 pandemic (and public expectations about it), combined with certain pre-existing factors, including, but not limited to, international trade disputes, inflation risks, and oil price volatility, could further destabilize the financial markets and the economies of the geographic markets in which the Company operates. The resulting impacts of the pandemic on consumers, including the sudden, significant increase in the unemployment rate, is expected to cause changes in consumer and business spending, borrowing needs and saving habits, which will likely affect the demand for loans and other products and services the Company offers, as well as the creditworthiness of current and prospective borrowers. The significant decrease in commercial activity and disruptions in supply chains associated with the pandemic, both nationally and in the Company’s markets, may cause customers, vendors, and counterparties to be unable to meet existing payment or other obligations to the Company.

The Company’s business is dependent upon the willingness and ability of its customers to conduct banking and other financial transactions. The Company expects the pandemic to limit, at least for a period of time, customer demand for many banking products and services. Many companies and residents in the Company’s market areas are subject to mandatory "non-essential business" shutdowns and stay at home orders, which have reduced banking activity across the Company’s market areas. In response to these mandates, the Company has temporarily limited most locations to drive-up and ATM services, with lobby access available by appointment only, reduced hours of operation at some locations, temporarily closed some locations and encouraged the Company’s customers to use electronic banking platforms. The Company expects these measures to remain in place for an undetermined period of time. The Company has and may continue to offer payment deferrals, forbearances, fee waivers, and other forms of assistance to commercial, small business and consumer customers. In addition, the use of quarantines and social distancing methods to curtail the spread of COVID-19 - whether mandated by governmental authorities or recommended as a public health practice - may adversely affect the Company’s operations as key personnel, employees and customers avoid physical interaction. The continued spread of COVID-19 (or an outbreak of a similar highly contagious disease) could also negatively impact the business and operations of third-party service providers who perform critical services for the Company’s business. It is not yet known what impact these operational changes may have on the Company’s financial performance.

There continue to be broad concerns related to the potential effects of the COVID-19 pandemic. Even after government mandated stay at home orders expire, the aftereffects of the pandemic may continue to have an adverse effect on, among other things, (i) the Company’s ability to attract customer deposits, (ii) the ability of the Company’s borrowers to satisfy their obligations to us, (iii) the demand for the Company’s loans or the Company’s other products and services and/or (iv) unemployment rates, financial markets, real estate markets or economic growth.

The outbreak of COVID-19 has significantly affected the financial markets and has resulted in several responses by the U.S. government, including a reduction in interest rates by the FOMC. These reductions in interest rates, especially if prolonged, could adversely affect the Company’s net interest income, margins and profitability.

The COVID-19 pandemic and its impact on the economy heightens the risk associated with many of the risk factors described in the Company’s previous reports filed with the Securities and Exchange Commission, including those related to economic conditions in the Company’s markets areas, interest rates, loan losses, the Company’s reliance on its executives and third party service providers and impairments of goodwill and intangible assets. For example, borrower loan defaults that adversely affect the Company’s earnings correlate with deteriorating economic conditions, which, in turn, may impact borrowers’ creditworthiness. If the Company’s borrowers are unable to meet their payment obligations, the Company will be required to increase its allowance for loan losses through provisions for credit losses. In addition, loan programs adopted by the federal government, such as the Paycheck Protection Program and the Main Street Lending Program, while intended to lessen the impact of the pandemic on businesses, may result in a decreased demand for the Company’s loan products.

The impact of the pandemic on the Company’s financial results is evolving and uncertain. The decline in economic activity occurring due to the COVID-19 pandemic and the actions by the FOMC with respect to interest rates is likely to affect the Company’s net interest income, non-interest income and credit-related losses for an uncertain period. The Company believes that it may experience a material adverse effect in the Company’s business, results of operations and financial condition as a result of the COVID-19 pandemic for an indefinite period.

There have been no other material changes to the risk factors that were disclosed in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2019.

Item 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 25, 2020, Juniata’s Board of Directors approved a written trading plan (the “10b5-1 Plan”) under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), to facilitate the repurchase of shares of the Juniata’s common stock through May 5, 2020. The Company designated up to 100,000 shares for repurchase under the 10b5-1 Plan. Under a share repurchase program previously approved by the Board of Directors, Juniata was authorized to periodically repurchase shares of its common stock.  As of May 11, 2020,  126,566 shares remained available to purchase under that program. The 10b5-1 Plan replaced the prior repurchase program. Transactions pursuant to the repurchase program in the three month period ended March 31, 2020 are shown below.

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number	Average	Part of Publicly	Shares that May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	per Share	Programs	Plans or Programs (1)
January 1-31, 2020	—	$—	—	148,266
February 1-29, 2020	—	—	—	148,266
March 1-31, 2020	15,400	12.06	15,400	132,866

Totals	15,400		15,400	132,866

No repurchase plan or program expired during the quarter. The Company has no stock repurchase plan or program that it has determined to terminate prior to expiration or under which it does not intend to make further purchases.

Certain regulatory restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. At March 31, 2020, $35,658,000 of undistributed earnings of the Bank, included in the consolidated stockholders’ equity, was available for distribution to the Company as dividends without prior regulatory approval, subject to regulatory capital requirements.

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

Juniata Valley Financial Corp.
(Registrant)

Date:	MAY 11, 2020	By:	/s/ Marcie A. Barber
Marcie A. Barber, President
Chief Executive Officer
(Principal Executive Officer)

Date:	May 11, 2020	By:	/s/ JoAnn N. McMinn
JoAnn N. McMinn
Chief Financial Officer
(Principal Accounting Officer and
Principal Financial Officer)