Form 10-Q
period 2020-06-30
JUNIATA VALLEY FINANCIAL CORP
filed 2020-08-10
CIK 714712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended June 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number 000-13232
JUNIATA VALLEY FINANCIAL CORP.
(Exact name of registrant as specified in its charter)
Pennsylvania	23-2235254
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
Bridge and Main Streets, Mifflintown, Pennsylvania	17059
(Address of principal executive offices)	(Zip Code)
(855) 582-5101
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

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

☒ Yes        ☐ No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes       ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 10, 2020
Common Stock ($1.00 par value)	5,086,718 shares

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Financial Condition

	(Unaudited)
(Dollars in thousands, except share data)	June 30, 2020	December 31, 2019
ASSETS
Cash and due from banks	$12,259	$12,658
Interest bearing deposits with banks	3,935	82
Cash and cash equivalents	16,194	12,740
Interest bearing time deposits with banks	1,470	2,210
Equity securities	990	1,144
Debt securities available for sale	285,878	210,686
Restricted investment in bank stock	3,487	3,442
Total loans	420,596	400,590
Less: Allowance for loan losses	(3,558)	(2,961)
Total loans, net of allowance for loan losses	417,038	397,629
Premises and equipment, net	9,039	9,243
Bank owned life insurance and annuities	16,411	16,266
Investment in low income housing partnerships	3,504	3,904
Core deposit and other intangible assets	280	318
Goodwill	9,047	9,047
Mortgage servicing rights	172	180
Accrued interest receivable and other assets	5,148	3,823
Total assets	$768,658	$670,632
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$160,682	$134,703
Interest bearing	434,153	397,234
Total deposits	594,835	531,937
Short-term borrowings and repurchase agreements	24,107	13,129
Federal Reserve Bank ("FRB") advances	31,298	—
Long-term debt	35,000	45,000
Other interest bearing liabilities	1,590	1,603
Accrued interest payable and other liabilities	4,926	5,256
Total liabilities	691,756	596,925
Commitments and contingent liabilities
Stockholders’ Equity:
Preferred stock, no par value: Authorized - 500,000 shares, none issued	—	—
Common stock, par value $1.00 per share: Authorized 20,000,000 shares Issued - 5,151,279 shares at June 30, 2020; 5,141,749 shares at December 31, 2019 Outstanding - 5,086,718 shares at June 30, 2020; 5,099,729 shares at December 31, 2019	5,151	5,142
Surplus	24,946	24,898
Retained earnings	44,355	43,954
Accumulated other comprehensive income	3,556	516
Cost of common stock in Treasury: 64,561 shares at June 30, 2020; 42,020 shares at December 31, 2019	(1,106)	(803)
Total stockholders’ equity	76,902	73,707
Total liabilities and stockholders’ equity	$768,658	$670,632

See Notes to Consolidated Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Income (Unaudited)

	Three Months Ended		Six Months Ended
(Dollars in thousands, except share data)	June 30,		June 30,
	2020	2019	2020	2019
Interest and dividend income:
Loans, including fees	$4,781	$5,611	$9,659	$10,866
Taxable securities	1,257	940	2,430	1,789
Tax-exempt securities	40	32	63	93
Other interest income	10	129	65	182
Total interest income	6,088	6,712	12,217	12,930
Interest expense:
Deposits	730	973	1,560	1,836
Short-term borrowings and repurchase agreements	—	11	8	35
FRB advances	7	—	7	—
Long-term debt	230	165	513	326
Other interest bearing liabilities	3	11	10	22
Total interest expense	970	1,160	2,098	2,219
Net interest income	5,118	5,552	10,119	10,711
Provision for loan losses	196	(459)	552	(444)
Net interest income after provision for loan losses	4,922	6,011	9,567	11,155
Non-interest income:
Customer service fees	276	429	691	851
Debit card fee income	372	364	696	672
Earnings on bank-owned life insurance and annuities	63	71	127	140
Trust fees	91	91	204	190
Commissions from sales of non-deposit products	73	95	147	166
Fees derived from loan activity	23	64	90	134
Mortgage banking income	14	19	30	36
Gain (loss) on sales and calls of securities	551	—	562	(56)
Change in value of equity securities	18	6	(154)	15
Other non-interest income	76	75	158	160
Total non-interest income	1,557	1,214	2,551	2,308
Non-interest expense:
Employee compensation expense	1,803	2,068	3,806	4,036
Employee benefits	394	857	1,122	1,598
Occupancy	271	321	585	670
Equipment	231	218	465	432
Data processing expense	563	528	1,064	989
Professional fees	191	365	364	562
Taxes, other than income	124	144	262	278
FDIC Insurance premiums	39	51	79	107
Loss (gain) on sales of other real estate owned	—	14	—	14
Amortization of intangible assets	19	22	38	44
Amortization of investment in low-income housing partnerships	200	200	400	400
Long-term debt prepayment penalty	524	—	524	—
Other non-interest expense	458	506	868	999
Total non-interest expense	4,817	5,294	9,577	10,129
Income before income taxes	1,662	1,931	2,541	3,334
Income tax provision (benefit)	57	86	(102)	76
Net income	$1,605	$1,845	$2,643	$3,258
Earnings per share
Basic	$0.32	$0.36	$0.52	$0.64
Diluted	$0.31	$0.36	$0.52	$0.64

See Notes to Consolidated Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)	Three Months Ended June 30,
	2020			2019
	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
	Amount	Effect	Amount	Amount	Effect	Amount
Net income	$1,662	$(57)	$1,605	$1,931	$(86)	$1,845
Other comprehensive income:
Available for sale securities:
Unrealized holding gains (losses) arising during the period	(331)	69	(262)	1,722	(361)	1,361
Less reclassification adjustment for gains included in net income for sales of debt securities (1) (4)	(551)	116	(435)	—	—	—
Unrealized losses on cash flow hedge	(184)	39	(145)	—	—	—
Less reclassification adjustment for gains included in net income (3) (4)	(22)	4	(18)	—	—	—
Pension net gain	—	—	—	2,634	(553)	2,081
Pension loss due to change in assumptions	—	—	—	(1,478)	310	(1,168)
Amortization of pension net actuarial loss (2) (4)	—	—	—	306	(65)	241
Other comprehensive income (loss)	(1,088)	228	(860)	3,184	(669)	2,515
Total comprehensive income	$574	$171	$745	$5,115	$(755)	$4,360

(Dollars in thousands)	Six Months Ended June 30,
	2020			2019
	Pre-Tax	Tax	Net-of-Tax	Pre-Tax	Tax	Net-of-Tax
	Amount	Effect	Amount	Amount	Effect	Amount
Net income	$2,541	$102	$2,643	$3,334	$(76)	$3,258
Other comprehensive income:
Available for sale securities:
Unrealized holding gains arising during the period	4,617	(970)	3,647	3,515	(738)	2,777
Less reclassification adjustment for (gains) losses included in net income (1) (4)	(562)	118	(444)	56	(12)	44
Unrealized losses on cash flow hedge	(184)	39	(145)	—	—	—
Less reclassification adjustment for gains included in net income (3) (4)	(22)	4	(18)	—	—	—
Pension net gain	—	—	—	2,634	(553)	2,081
Pension loss due to change in assumptions	—	—	—	(1,478)	310	(1,168)
Amortization of pension net actuarial loss (2) (4)	—	—	—	334	(70)	264
Other comprehensive income	3,849	(809)	3,040	5,061	(1,063)	3,998
Total comprehensive income	$6,390	$(707)	$5,683	$8,395	$(1,139)	$7,256
(1)	Amounts are included in (loss) gain on sales and calls of securities on the consolidated statements of income as a separate element within total non-interest income.
(2)	Amounts are included in the computation of net periodic benefit cost and are included in employee benefits expense on the consolidated statements of income as a separate element within total non-interest expense.
(3)	Amounts are included in interest expense on short-term borrowings and repurchase agreements on the consolidated statements of income.
(4)	Income tax amounts are included in the provision for income taxes on the consolidated statements of income.

See Notes to Consolidated Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Stockholders’ Equity (Unaudited)

	Three months ended June 30, 2020
					Accumulated
(Dollars in thousands, except share data)	Number				Other		Total
	of Shares	Common		Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Surplus	Earnings	Income (Loss)	Stock	Equity
Balance, April 1, 2020	5,093,859	$5,151	$24,918	$43,870	$4,416	$(989)	$77,366
Net income				1,605			1,605
Other comprehensive loss					(860)		(860)
Cash dividends at $0.22 per share				(1,120)			(1,120)
Stock-based compensation			34				34
Purchase of treasury stock	(11,600)					(193)	(193)
Treasury stock issued for stock plans	4,459		(6)			76	70
Balance, June 30, 2020	5,086,718	$5,151	$24,946	$44,355	$3,556	$(1,106)	$76,902

	Six months ended June 30, 2020
					Accumulated
(Dollars in thousands, except share data)	Number				Other		Total
	of Shares	Common		Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Surplus	Earnings	Income	Stock	Equity
Balance, January 1, 2020	5,099,729	$5,142	$24,898	$43,954	$516	$(803)	$73,707
Net income				2,643			2,643
Other comprehensive income					3,040		3,040
Cash dividends at $0.44 per share				(2,242)			(2,242)
Stock-based compensation			63				63
Purchase of treasury stock	(27,000)					(379)	(379)
Treasury stock issued for stock plans	4,459		(6)			76	70
Common stock issued for stock plans	9,530	9	(9)				—
Balance, June 30, 2020	5,086,718	$5,151	$24,946	$44,355	$3,556	$(1,106)	$76,902

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Stockholders’ Equity (Unaudited)

	Three months ended June 30, 2019
					Accumulated
(Dollars in thousands, except share data)	Number			Retained	Other		Total
	of Shares	Common		Earnings	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Surplus	(adjusted)	Income (Loss)	Stock	Equity
Balance at April 1, 2019	5,098,748	$5,142	$24,832	$42,901	$(2,899)	$(803)	$69,173
Net income				1,845			1,845
Other comprehensive income					2,515		2,515
Cash dividends at $0.22 per share				(1,124)			(1,124)
Stock-based compensation			28				28
Treasury stock issued for stock plans	4,880		(2)			91	89
Balance, June 30, 2019	5,103,628	$5,142	$24,858	$43,622	$(384)	$(712)	$72,526

	Six months ended June 30, 2019
					Accumulated
(Dollars in thousands, except share data)	Number				Other		Total
	of Shares	Common		Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Surplus	Earnings	Income (Loss)	Stock	Equity
Balance, January 1, 2019	5,092,048	$5,134	$24,821	$42,525	$(4,299)	$(803)	$67,378
Net income				3,258			3,258
Other comprehensive income					3,998		3,998
Reclassification for ASU 2018-02				83	(83)		—
Cash dividends at $0.44 per share				(2,244)			(2,244)
Stock-based compensation			47				47
Forfeiture of restricted stock	(800)						—
Treasury stock issued for stock plans	4,880		(2)			91	89
Common stock issued for stock plans	7,500	8	(8)				—
Balance, June 30, 2019	5,103,628	$5,142	$24,858	$43,622	$(384)	$(712)	$72,526

See Notes to Consolidated Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)	Six Months Ended June 30,
	2020	2019
Operating activities:
Net income	$2,643	$3,258
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	552	(444)
Depreciation	406	396
Net amortization of securities premiums	527	305
Net amortization of loan origination fees	28	50
Deferred net loan origination costs	(319)	(161)
Amortization of intangibles	38	44
Amortization of investment in low income housing partnerships	400	400
Net amortization of purchase fair value adjustments	(53)	(134)
Net realized (gain) loss on sales and calls of available for sale securities	(562)	56
Change in value of equity securities	154	(15)
Net gain on sales of other real estate owned	—	14
Earnings on bank owned life insurance and annuities	(127)	(140)
Deferred income tax expense	132	132
Stock-based compensation expense	63	47
Proceeds from mortgage loans sold to others	38	46
Mortgage banking income	(30)	(36)
Increase in accrued interest receivable and other assets	(2,309)	(1,798)
(Decrease) increase in accrued interest payable and other liabilities	(506)	2,443
Net cash provided by operating activities	1,075	4,463
Investing activities:
Purchases of:
Securities available for sale	(152,324)	(54,716)
FHLB stock	(45)	(657)
Premises and equipment	(202)	(170)
Bank owned life insurance and annuities	(18)	(17)
Proceeds from:
Sales of securities available for sale	36,136	11,107
Maturities of and principal repayments on securities available for sale	45,086	8,753
Sale of other real estate owned	—	135
Investment in low income housing partnerships	—	(90)
Net decrease in interest bearing time deposits with banks	740	590
Net (increase) decrease in loans	(19,615)	10,847
Net cash used in investing activities	(90,242)	(24,218)
Financing activities:
Net increase in deposits	62,896	12,656
Net increase (decrease) in short-term borrowings and securities sold under agreements to repurchase	10,978	(11,654)
Issuance of FRB advances	31,298	—
Issuance of long-term debt	—	45,000
Repayment of long-term debt	(10,000)	(15,000)
Cash dividends	(2,242)	(2,244)
Purchase of treasury stock	(379)	—
Treasury stock issued for employee stock plans	70	89
Net cash provided by financing activities	92,621	28,847
Net increase in cash and cash equivalents	3,454	9,092
Cash and cash equivalents at beginning of year	12,740	16,456
Cash and cash equivalents at end of period	$16,194	$25,548

(Dollars in thousands)	Six Months Ended June 30,
	2020	2019
Supplemental information:
Interest paid	$2,182	$2,058
Income tax paid	200	18
Supplemental schedule of noncash investing and financing activities:
Right-of-Use assets obtained in exchange for lease obligations	—	556

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results may differ from those estimates, and such differences could be material to the financial statements. Additionally, effects of the COVID-19 pandemic may negatively impact significant estimates and the assumptions underlying those estimates. Estimates that are particularly susceptible to material change include the determination of the allowance for loan losses, and possible impairment of goodwill and other intangible assets.

In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three and six month periods ended June 30, 2020 are not necessarily indicative of the results for the year ending December 31, 2020. For further information, refer to the consolidated financial statements and notes thereto included in Juniata Valley Financial Corp.’s Annual Report on Form 10-K (“Annual Report”) for the year ended December 31, 2019.

The Company has evaluated events and transactions occurring subsequent to the consolidated statement of financial condition date of June 30, 2020 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

2. RECENT ACCOUNTING STANDARDS UPDATES

Not Yet Adopted:

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

Effective Date: On November 15, 2019, the FASB voted and approved to delay the effective date of this ASU for smaller reporting companies until fiscal years beginning after December 15, 2022. Since the Company is a smaller reporting company, the delay of the effective date of ASU 2016-13 approved by the FASB applies to the Company. While the Company’s senior management is currently in the process of evaluating the impact of the amended guidance on its consolidated financial statements and disclosures, it expects the allowance for loan and lease losses (“ALLL”) to increase upon adoption because the allowance will be required to cover the full remaining expected life of the portfolio, rather than the incurred loss under current U.S. GAAP. The extent of this increase is still being evaluated and will depend on economic conditions and the composition of the Company’s loan portfolio at the time of adoption. In preparation, the Company has taken steps to prepare for the implementation when it becomes effective by forming an internal taskforce, gathering pertinent data, participating in training courses, and partnering with a software provider that specializes in ALLL analysis, as well as assessing the sufficiency of data currently available through its core database.

3. ACCUMULATED OTHER COMPREHENSIVE INCOME

Components of accumulated other comprehensive income, net of tax, consisted of the following:

(Dollars in thousands)
June 30, 2020	Gains and (Losses) on Cash Flow Hedges	Unrealized Gains and (Losses) on Available for Sale Securities	Defined Benefit Pension Items	Total
Beginning balance, December 31, 2019	$—	$516	$—	$516
Current period other comprehensive income (loss):
Other comprehensive income (loss) before reclassification	(145)	3,647	—	3,502
Amounts reclassified from accumulated other comprehensive income	(18)	(444)	—	(462)
Net current period other comprehensive income (loss)	(163)	3,203	—	3,040
Ending balance, June 30, 2020	$(163)	$3,719	$—	$3,556

(Dollars in thousands)
December 31, 2019	Gains and (Losses) on Cash Flow Hedges	Unrealized Gains and (Losses) on Available for Sale Securities	Defined Benefit Pension Items	Total
Beginning balance, December 31, 2018	$—	$(2,647)	$(1,652)	$(4,299)
Current period other comprehensive income:
Other comprehensive income before reclassification	—	3,129	634	3,763
Amounts reclassified from accumulated other comprehensive income	—	34	1,101	1,135
Net current period other comprehensive income	—	3,163	1,735	4,898
Reclassification for ASU 2018-02	—	—	(83)	(83)
Ending balance, December 31, 2019	$—	$516	$—	$516

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

The following table sets forth the computation of basic and diluted earnings per share:

(Dollars in thousands, except earnings per share data)	Three Months Ended June 30,
	2020	2019
Net income	$1,605	$1,845
Weighted-average common shares outstanding	5,091	5,102
Basic earnings per share	$0.32	$0.36
Weighted-average common shares outstanding	5,091	5,102
Common stock equivalents due to effect of stock options	5	20
Total weighted-average common shares and equivalents	5,096	5,122
Diluted earnings per share	$0.31	$0.36

(Dollars in thousands, except earnings per share)	Six Months Ended June 30,
	2020	2019
Net income	$2,643	$3,258
Weighted-average common shares outstanding	5,097	5,098
Basic earnings per share	$0.52	$0.64
Weighted-average common shares outstanding	5,097	5,098
Common stock equivalents due to effect of stock options	6	21
Total weighted-average common shares and equivalents	$5,103	$5,119
Diluted earnings per share	$0.52	$0.64
Anti-dilutive stock options outstanding	3	—

5. SECURITIES

Equity Securities

Equity securities owned by the Company consist of common stock of various financial services providers. ASC Topic 321, Investments – Equity Securities requires all equity securities within its scope to be measured at fair value with changes in fair value recognized in net income. As of June 30, 2020, the Company had $990,000 in equity securities recorded at fair value and $1,144,000 in equity securities recorded at fair value at December 31, 2019. The Company recorded a net gain of $18,000 and a net loss of $154,000 during the three and six months ended June 30, 2020, respectively, and net gains of $6,000 and $15,000 during the three and six months ended June 30, 2019, respectively, on the Consolidated Statements of Income as a result of  the change in fair value of the Company’s equity securities during the applicable period.

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

The Company’s available for sale investment portfolio includes primarily bonds issued by U.S. Government sponsored enterprises (approximately 2% of the investment portfolio), municipal bonds (approximately 3%), corporate debt securities (approximately 2%) and mortgage-backed securities issued by Government-sponsored entities and backed by residential mortgages (approximately 93%) as of June 30, 2020. Most of the municipal bonds are general obligation bonds with maturities or pre-refunding dates within 5 years.

The amortized cost and fair value of securities available for sale as of June 30, 2020 and December 31, 2019, by contractual maturity, are shown in the tables below. Expected maturities may differ from contractual maturities because the securities may be called or prepaid with or without prepayment penalties.

(Dollars in thousands)	June 30, 2020
			Gross	Gross
	Amortized	Fair	Unrealized	Unrealized
Debt Securities Available for Sale	Cost	Value	Gains	Losses
Type and Maturity
Obligations of U.S. Government sponsored enterprises
After one year but within five years	$2,000	$2,004	$4	$—
After five years but within ten years	4,000	4,020	20	—
	6,000	6,024	24	—
Obligations of state and political subdivisions
Within one year	545	547	2	—
After one year but within five years	4,022	4,078	56	—
After five years but within ten years	2,789	2,995	206	—
	7,356	7,620	264	—
Corporate debt securities
Within one year	1,026	1,064	38	—
After five years but within ten years	6,065	6,120	120	(65)
	7,091	7,184	158	(65)
Mortgage-backed securities	260,729	265,050	4,547	(226)
Total	$281,176	$285,878	$4,993	$(291)

(Dollars in thousands)	December 31, 2019
			Gross	Gross
	Amortized	Fair	Unrealized	Unrealized
Debt Securities Available for Sale	Cost	Value	Gains	Losses
Type and Maturity
Obligations of U.S. Government sponsored enterprises
After one year but within five years	$14,998	$14,970	$1	$(29)
After five years but within ten years	6,000	5,950	—	(50)
	20,998	20,920	1	(79)
Obligations of state and political subdivisions
Within one year	1,020	1,024	4	—
After one year but within five years	2,810	2,823	13	—
After five years but within ten years	723	728	5	—
	4,553	4,575	22	—
Mortgage-backed securities	184,488	185,191	1,132	(429)
Total	$210,039	$210,686	$1,155	$(508)

Certain obligations of the U.S. Government and state and political subdivisions are pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law. The carrying value of the pledged assets was $70,596,000 and $50,365,000 at June 30, 2020 and December 31, 2019, respectively.

In addition to cash received from the scheduled maturities of investment securities, some securities available for sale are sold or called at current market values during the course of normal operations.

The following table summarizes proceeds received from sales or calls of available for sale investment securities transactions and the resulting realized gains and losses during the six months ended June 30, 2020 and 2019.

(Dollars in thousands)	Six Months Ended
	June 30,
	2020	2019
Gross proceeds from sales and calls of securities	$36,136	$11,107
Securities available for sale:
Gross realized gains from sold and called securities	$592	$5
Gross realized losses from sold and called securities	(30)	(61)
Net gains (losses) from sales and calls of securities	$562	$(56)

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

The following tables show gross unrealized losses and fair values of debt securities available for sale, aggregated by category and length of time the individual securities have been in a continuous unrealized loss position at June 30, 2020 and December 31, 2019:

	Unrealized Losses at June 30, 2020
	Less Than 12 Months			12 Months or More			Total
(Dollars in thousands)	Number			Number			Number
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Corporate debt securities	1	$2,970	$(65)	—	$—	$—	1	$2,970	$(65)
Mortgage-backed securities	15	86,025	(226)	—	—	—	15	86,025	(226)
Total temporarily impaired securities	16	$88,995	$(291)	—	$—	$—	16	$88,995	$(291)

	Unrealized Losses at December 31, 2019
	Less Than 12 Months			12 Months or More			Total
(Dollars in thousands)	Number			Number			Number
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Obligations of U.S. Government sponsored enterprises	9	$16,919	$(79)	—	$—	$—	9	$16,919	$(79)
Mortgage-backed securities	13	47,466	(204)	16	22,049	(225)	29	69,515	(429)
Total temporarily impaired securities	22	$64,385	$(283)	16	$22,049	$(225)	38	$86,434	$(508)

At June 30, 2020, one corporate debt security and fifteen mortgage-backed securities had unrealized losses. None of these securities have been in a continuous loss position for twelve months or more. The unrealized loss on the corporate debt security was immaterial as of June 30, 2020. The mortgage-backed securities in the Company’s portfolio are government sponsored enterprise (“GSE”) pass-through instruments issued by the Federal National Mortgage Association (“FNMA”) or Federal Home Loan Mortgage Corporation (“FHLMC”), which guarantees the timely payment of principal on these investments.

The unrealized losses noted in the tables above are considered to be temporary impairments. The decline in the values of the debt securities is due only to interest rate fluctuations, rather than erosion of issuer credit quality. As a result, the payment of contractual cash flows, including principal repayment, is not at risk. Because the Company does not intend to sell the securities, does not believe the Company will be required to sell the securities before recovery and expects to recover the entire amortized cost basis, no debt securities were deemed to be other-than-temporarily impaired for the periods ended June 30, 2020 and December 31, 2019, respectively.

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

The Company originates loans in the portfolio with the intent to hold them until maturity. At the time, the Company no longer intends to hold loans to maturity based on asset/liability management practices, the Company transfers loans from its portfolio to held for sale at fair value. Any write-down recorded upon transfer is charged against the allowance for loan losses. Any write-downs recorded after the initial transfers are recorded as a charge to other non-interest expense. Gains or losses recognized upon sale are included in gains on sales of loans, which is a component of non-interest income.

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

The Company offers fixed-rate and adjustable rate real estate - mortgage loans with a term up to a maximum of 25-years for both permanent structures and those under construction. The Company’s one-to-four family residential mortgage originations are secured primarily by properties located in its primary market area and surrounding areas. The majority of the Company’s residential real estate - mortgage loans originate with a loan-to-value of 80% or less. Home equity installment loans are secured by the borrower’s primary residence with a maximum loan-to-value of 80% and a maximum term of 15 years. Home equity lines of credit are secured by the borrower’s primary residence with a maximum loan-to-value of 90% and a maximum term of 20 years.

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

Loans included in any class are considered for charge-off when:

●	principal or interest has been in default for 120 days or more and for which no payment has been received during the previous four months;
●	all collateral securing the loan has been liquidated and a deficiency balance remains;
●	a bankruptcy notice is received for an unsecured loan;
●	a confirming loss event has occurred; or
●	the loan is deemed to be uncollectible for any other reason.

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

Impairment for substantially all of the Company’s impaired loans is measured based on the estimated fair value of the loan’s collateral. For real estate - commercial loans, estimated fair values are determined primarily through third-party appraisals. When a real estate secured loan becomes impaired, a decision is made regarding whether an updated certified appraisal of the real estate is necessary. This decision is based on various considerations, including the age of the most recent appraisal, the loan-to-value ratio based on the current appraisal and the condition of the property. Appraised values may be discounted to arrive at the estimated selling price of the collateral, which is considered to be the estimated fair value. The discounts also include the estimated costs to sell the property. For commercial, financial and agricultural, and obligations of states and political subdivision loans, estimated fair values are determined based on the borrower’s financial statements, inventory reports, aging accounts receivable, equipment appraisals or invoices. Indications of value from these sources are generally discounted based on the age of the financial information or the quality of the assets. For such loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The Company generally does not separately identify individual consumer segment loans for impairment analysis unless such loans are subject to a restructuring agreement.

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

Paycheck Protection Program Loans

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted, establishing the Paycheck Protection Program (“PPP”) which is administered by the Small Business Administration (“SBA”). The PPP is intended to provide economic relief to small businesses nationwide adversely impacted under the COVID-19 Emergency Declaration issued on March 13, 2020. The PPP, which began on April 3, 2020, provides small businesses with funds to cover up to eight weeks of payroll costs, including benefits. It also provides for forgiveness of up to the full principal amount of qualifying loans.

On June 5, 2020, the Paycheck Protection Program Flexibility Act of 2020 (“PPP Flexibility Act”) extended the covered period for loan forgiveness from eight weeks after the date of loan disbursement to 24 weeks. The 24 week period applies to all borrowers, but borrowers that received an SBA loan number before June 5, 2020, have the option to use an eight week period. The PPP Flexibility Act also amended the requirements regarding forgiveness of PPP loans, reducing the portion of PPP loan proceeds that must be used for payroll costs for the full amount of the PPP loan to be eligible for forgiveness from 75% to 60%. Additionally, the PPP Flexibility Act extended the maturity date for PPP loans made on, or after June 5, 2020, from two years to five years; however, lenders and borrowers may mutually agree to modify PPP loans made before such date to reflect the longer maturity. The Company is participating in the PPP, and as of June 30, 2020, has funded 462 PPP loans totaling $30,751,000, net of remaining deferred fees of $687,000. As of June 30, 2020, 454 of the Company’s PPP loans had maturity dates of two years, while the remaining eight loans, totaling $74,000, had five year maturities. All the Company’s PPP loans are part of the Commercial, Financial and Agricultural loan segment.

Loan Portfolio Classification

The following table presents the loan portfolio by class at June 30, 2020 and December 31, 2019.

(Dollars in thousands)
	June 30, 2020	December 31, 2019
Commercial, financial and agricultural	$76,364	$51,785
Real estate - commercial	123,581	126,613
Real estate - construction	54,000	46,459
Real estate - mortgage	143,136	150,538
Obligations of states and political subdivisions	16,390	16,377
Personal	7,125	8,818
Total	$420,596	$400,590

The following table summarizes the activity in the allowance for loan losses by loan class, for the three and six months ended June 30, 2020 and 2019.

(Dollars in thousands)				Obligations
	Commercial,			of states
	financial and	Real estate-	Real estate-	and political	Real estate-
	agricultural	commercial	construction	subdivisions	mortgage	Personal	Total
Three Months Ended
June 30, 2020
Balance, beginning of period	$433	$758	$904	$23	$1,147	$68	$3,333
Provision for loan losses	(122)	120	203	(1)	4	(8)	196
Charge-offs	—	—	—	—	(4)	(3)	(7)
Recoveries	—	—	30	—	2	4	36
Balance, end of period	$311	$878	$1,137	$22	$1,149	$61	$3,558
June 30, 2019
Balance, beginning of period	$283	$1,043	$572	$21	$1,005	$70	$2,994
Provision for loan losses	(10)	(312)	(177)	1	16	23	(459)
Charge-offs	—	—	—	—	(2)	(26)	(28)
Recoveries	1	307	193	—	—	7	508
Balance, end of period	$274	$1,038	$588	$22	$1,019	$74	$3,015
Six Months Ended
June 30, 2020
Balance, beginning of period	$321	$754	$718	$17	$1,081	$70	$2,961
Provision for loan losses	(10)	124	357	5	69	7	552
Charge-offs	—	—	—	—	(4)	(24)	(28)
Recoveries	—	—	62	—	3	8	73
Balance, end of period	$311	$878	$1,137	$22	$1,149	$61	$3,558
June 30, 2019
Balance, beginning of period	$275	$1,074	$558	$20	$1,035	$72	$3,034
Provision for loan losses	(4)	(335)	(163)	2	28	28	(444)
Charge-offs	—	(15)	—	—	(49)	(37)	(101)
Recoveries	3	314	193	—	5	11	526
Balance, end of period	$274	$1,038	$588	$22	$1,019	$74	$3,015

The following table summarizes loans by loan class, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of June 30, 2020 and December 31, 2019.

(Dollars in thousands)				Obligations
	Commercial,			of states
	financial and	Real estate-	Real estate-	and political	Real estate-
	agricultural	commercial	construction	subdivisions	mortgage	Personal	Total
June 30, 2020
Loans allocated by:
individually evaluated for impairment	$549	$3,160	$—	$—	$911	$—	$4,620
acquired with credit deterioration	—	354	—	—	663	—	1,017
collectively evaluated for impairment	75,815	120,067	54,000	16,390	141,562	7,125	414,959
	$76,364	$123,581	$54,000	$16,390	$143,136	$7,125	$420,596
Allowance for loan losses allocated by:
individually evaluated for impairment	$—	$—	$—	$—	$2	$—	$2
acquired with credit deterioration	—	—	—	—	—	—	—
collectively evaluated for impairment	311	878	1,137	22	1,147	61	3,556
	$311	$878	$1,137	$22	$1,149	$61	$3,558
December 31, 2019
Loans allocated by:
individually evaluated for impairment	$—	$1,206	$—	$—	$1,296	$14	$2,516
acquired with credit deterioration	—	366	—	—	704	—	1,070
collectively evaluated for impairment	51,785	125,041	46,459	16,377	148,538	8,804	397,004
	$51,785	$126,613	$46,459	$16,377	$150,538	$8,818	$400,590
Allowance for loan losses allocated by:
individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
acquired with credit deterioration	—	—	—	—	—	—	—
collectively evaluated for impairment	321	754	718	17	1,081	70	2,961
	$275	$1,074	$558	$20	$1,035	$72	$2,961

The Company has certain loans in its portfolio that are considered to be impaired. It is the policy of the Company to recognize income on impaired loans that have been transferred to nonaccrual status on a cash basis, only to the extent that it exceeds anticipated principal balance recovery. Until an impaired loan is placed on nonaccrual status, income is recognized on the accrual basis. Collateral analysis is performed on each impaired loan at least quarterly, and results are used to determine if a specific reserve is necessary to adjust the carrying value of each individual loan down to the estimated fair value. Generally, specific reserves are carried against impaired loans based upon estimated collateral value until a confirming loss event occurs or until termination of the credit is scheduled through liquidation of the collateral or foreclosure. Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process at June 30, 2020 and December 31, 2019 totaled $319,000 and $248,000, respectively. Charge-offs will occur when a confirmed loss is identified. Professional appraisals of collateral, discounted for expected selling costs, appraisal age, economic conditions and other known factors, are used to determine the charge-off amount.

The following table summarizes information regarding impaired loans by portfolio class as of June 30, 2020 and December 31, 2019.

(Dollars in thousands)	As of June 30, 2020			As of December 31, 2019
	Recorded	Unpaid Principal	Related	Recorded	Unpaid Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
Impaired loans
With no related allowance recorded:
Commercial, financial and agricultural	$549	$549	$—	$—	$—	$—
Real estate - commercial	3,160	3,304	—	1,206	1,304	—
Acquired with credit deterioration	354	390	—	366	395	—
Real estate – construction	—	1,029	—	—	1,054	—
Real estate - mortgage	790	1,523	—	1,296	2,006	—
Acquired with credit deterioration	663	825	—	704	840	—
Personal	—	—	—	14	14	—
With an allowance recorded:
Real estate - mortgage	$121	$120	$2	$—	$—	$—
Total:
Commercial, financial and agricultural	$549	$549	$—	$—	$—	$—
Real estate - commercial	3,160	3,304	—	1,206	1,304	—
Acquired with credit deterioration	354	390	—	366	395	—
Real estate - construction	—	1,029	—	—	1,054	—
Real estate – mortgage	911	1,643	2	1,296	2,006	—
Acquired with credit deterioration	663	825	—	704	840	—
Personal	—	—	—	14	14	—
	$5,637	$7,740	$2	$3,586	$5,613	$—

Average recorded investment of impaired loans and related interest income recognized for the three and six months ended June 30, 2020 and 2019 are summarized in the tables below.

(Dollars in thousands)	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
	Average	Interest	Cash Basis	Average	Interest	Cash Basis
	Recorded	Income	Interest	Recorded	Income	Interest
	Investment	Recognized	Income	Investment	Recognized	Income
Impaired loans
With no related allowance recorded:
Commercial, financial and agricultural	$581	$—	$—	$382	$22	$—
Real estate - commercial	3,412	5	8	1,228	32	—
Acquired with credit deterioration	354	—	—	458	—	—
Real estate - mortgage	877	4	11	1,291	4	11
Acquired with credit deterioration	668	—	—	860	—	—
Personal	—	—	—	14	—	—
With an allowance recorded:
Real estate - mortgage	$121	$—	$—	$—	$—	$—
Total:
Commercial, financial and agricultural	$581	$—	$—	$382	$22	$—
Real estate - commercial	3,412	5	8	1,228	32	—
Acquired with credit deterioration	354	—	—	458	—	—
Real estate - construction	—	—	—	—	—	—
Real estate - mortgage	998	4	11	1,291	4	11
Acquired with credit deterioration	668	—	—	860	—	—
Personal	—	—	—	14	—	—
	$6,013	$9	$19	$4,233	$58	$11

(Dollars in thousands)	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
	Average	Interest	Cash Basis	Average	Interest	Cash Basis
	Recorded	Income	Interest	Recorded	Income	Interest
	Investment	Recognized	Income	Investment	Recognized	Income
Impaired Loans
With no related allowance recorded:
Commercial, financial and agricultural	$384	$—	$—	$382	$22	$—
Real estate - commercial	2,746	10	20	1,076	35	—
Acquired with credit deterioration	357	—	—	465	—	—
Real estate - construction	—	—	—	14	—	—
Real estate - mortgage	1,010	8	22	1,226	9	23
Acquired with credit deterioration	678	—	—	874	—	—
Personal	5	—	—	16	—	—
With an allowance recorded:
Real estate - mortgage	$121	$—	$—	$—	$—	$—
Total:
Commercial, financial and agricultural	$384	$—	$—	$382	$22	$—
Real estate - commercial	2,746	10	20	1,076	35	—
Acquired with credit deterioration	357	—	—	465	—	—
Real estate - construction	—	—	—	14	—	—
Real estate - mortgage	1,131	8	22	1,226	9	23
Acquired with credit deterioration	678	—	—	874	—	—
Personal	5	—	—	16	—	—
	$5,301	$18	$42	$4,053	$66	$23

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

The following table presents nonaccrual loans by classes of the loan portfolio as of June 30, 2020 and December 31, 2019.

(Dollars in thousands)
	June 30, 2020	December 31, 2019
Non-accrual loans:
Commercial, financial and agricultural	$549	$—
Real estate - commercial	2,861	903
Real estate - mortgage	534	902
Personal	—	14
Total	$3,944	$1,819

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. Past due status is determined by the contractual terms of the loan. The following tables present the classes of the loan portfolio summarized by the past due status as of June 30, 2020 and December 31, 2019.

							Loans
							Past Due
							Greater
(Dollars in thousands)				Greater			than 89
		30‑59 Days	60‑89 Days	than 89	Total Past		Days and
	Current	Past Due(2)	Past Due	Days	Due	Total Loans	Accruing(1)
As of June 30, 2020
Commercial, financial and agricultural	$76,355	$—	$—	$9	$9	$76,364	$—
Real estate - commercial	123,127	54	1	45	100	123,227	—
Real estate - construction	54,000	—	—	—	—	54,000	—
Real estate - mortgage	141,689	149	190	445	784	142,473	133
Obligations of states and political subdivisions	16,390	—	—	—	—	16,390	—
Personal	7,121	—	4	—	4	7,125	—
Subtotal	418,682	203	195	499	897	419,579	133
Loans acquired with credit deterioration
Real estate - commercial	354	—	—	—	—	354	—
Real estate - mortgage	570	—	—	93	93	663	93
Subtotal	924	—	—	93	93	1,017	93
	$419,606	$203	$195	$592	$990	$420,596	$226

							Loans
							Past Due
							Greater
(Dollars in thousands)				Greater			than 89
		30‑59 Days	60‑89 Days	than 89	Total Past		Days and
	Current	Past Due(2)	Past Due	Days	Due	Total Loans	Accruing(1)
As of December 31, 2019
Commercial, financial and agricultural	$51,725	$60	$—	$—	$60	$51,785	$—
Real estate - commercial	126,180	19	—	48	67	126,247	—
Real estate - construction	46,172	287	—	—	287	46,459	—
Real estate - mortgage	148,366	348	149	971	1,468	149,834	359
Obligations of states and political subdivisions	16,377	—	—	—	—	16,377	—
Personal	8,725	55	—	38	93	8,818	24
Subtotal	397,545	769	149	1,057	1,975	399,520	383
Loans acquired with credit deterioration
Real estate - commercial	366	—	—	—	—	366	—
Real estate - mortgage	330	371	—	3	374	704	3
Subtotal	696	371	—	3	374	1,070	3
	$398,241	$1,140	$149	$1,060	$2,349	$400,590	$386
(1)	These loans are guaranteed, or well-secured, and there is an effective means of collection in process.
(2)	Loans are considered past due when the borrower is in arrears on two or more monthly payments.

Troubled Debt Restructurings

The following tables summarize information regarding troubled debt restructurings by loan portfolio class at June 30, 2020 and December 31, 2019.

(Dollars in thousands)
	Number of
	Contracts	Recorded Investment
As of June 30, 2020
Accruing troubled debt restructurings:
Real estate - commercial	1	$302
Real estate - mortgage	7	377
	8	$679

(Dollars in thousands)
	Number of
	Contracts	Recorded Investment
As of December 31, 2019
Accruing troubled debt restructurings:
Real estate - commercial	1	$306
Real estate - mortgage	7	397
	8	$703

The Company’s troubled debt restructurings are also impaired loans, which may result in a specific allocation and subsequent charge-off if appropriate. As of June 30, 2020, there were no specific reserves carried for troubled debt restructured loans. There were no troubled debt restructured loans in default within 12 months of restructure during the three or six months ended June 30, 2020. One troubled debt restructured loan for $324,000 was in default within 12 months of restructure during the three and six months ended June 30, 2019. On December 31, 2019, there were no specific reserves carried for the troubled debt restructurings, nor any charge-offs related to the troubled debt restructured loans. The amended terms of the restructured loans vary, and may include interest rates that have been reduced, principal payments that have been reduced or deferred for a period of time and/or maturity dates that have been extended.

There were no loan terms modified resulting in troubled debt restructuring during the three and six months ended June 30, 2020, nor during the three months ended June 30, 2019. The following table lists the loan whose terms were modified resulting in a troubled debt restructuring during the six months ended June 30, 2019.

(Dollars in thousands)		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding
	Contracts	Recorded Investment	Recorded Investment	Recorded Investment
Six months ended June 30, 2019
Accruing troubled debt restructurings:
Real estate - commercial	1	$306	$326	$324
	1	$306	$326	$324

The CARES Act permits financial institutions to exclude loan modifications to borrowers affected by the COVID-19 pandemic from TDR treatment if (1) the borrower was not more than 30 days past due as of December 31, 2019, and (2) the loan modification is made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the coronavirus emergency declaration. A loan modification accounted for in accordance with the CARES Act is not treated as a TDR for accounting or disclosure purposes.

Additionally, on April 7, 2020, the federal banking supervisory agencies issued a Revised Interagency Statement on Loan Modifications by Financial Institutions Working with Customers Affected by the Coronavirus (“Interagency Policy Statement”). The interagency statement offers some practical expedients for evaluating whether loan modifications that occur in response to the COVID-19 pandemic are TDRs. A lender can conclude that a borrower is not experiencing financial difficulty if either (1) short-term (i.e. six months) modifications are made in response to COVID-19, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant related to loans in which the borrower is less than 30 days past due on its contractual payments at the time a modification program is implemented, or (2) the modification or deferral program is mandated by the federal government or a state government (e.g., a state program that requires all institutions within that state to suspend mortgage payments for a specified period). Accordingly, any loan modification made in response to the COVID-19 pandemic that meets either of these practical expedients would not be considered a TDR because the borrower is not experiencing financial difficulty.

As of June 30, 2020, Juniata approved interest and/or principal payment deferrals on 242 loans totaling $90,210,000 for individuals and businesses affected by the economic impacts of COVID-19. None of the borrowers approved for these designated deferrals were delinquent as of March 20, 2020, the date on which the Company’s COVID-19 Modification Program went into effect, and the modification terms are short-term, thus the loan modifications are not considered to be troubled-debt restructures under the interagency statement guidance. Additionally, none of the borrowers approved for these designated deferrals were delinquent as of the date of this quarterly report.

Credit Quality Indicators

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This individual analysis includes loans to commercial customers with an aggregate loan exposure greater than $500,000 and for lines of credit in excess of $50,000. This individual analysis is performed on a continuing basis with all such loans reviewed annually. The Company uses the following definitions for risk ratings:

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

Loans not falling into one of the categories above that are analyzed individually as part of the above described process are considered to be pass-rated loans.

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of June 30, 2020 and December 31, 2019. The increase in the special mention category at June 30, 2020 compared to December 31, 2019 was predominantly the result of downgrading two participated relationships totaling $10,495,000 from pass to special mention during the second quarter.

(Dollars in thousands)		Special
As of June 30, 2020	Pass	Mention	Substandard	Doubtful	Total
Commercial, financial and agricultural	$71,595	$3,770	$459	$540	$76,364
Real estate - commercial	108,947	8,775	3,843	2,016	123,581
Real estate - construction	44,420	7,625	1,955	—	54,000
Real estate - mortgage	141,251	311	1,515	59	143,136
Obligations of states and political subdivisions	16,390	—	—	—	16,390
Personal	7,125	—	—	—	7,125
Total	$389,728	$20,481	$7,772	$2,615	$420,596

(Dollars in thousands)		Special
As of December 31, 2019	Pass	Mention	Substandard	Doubtful	Total
Commercial, financial and agricultural	$46,725	$4,080	$980	$—	$51,785
Real estate - commercial	113,851	5,668	7,046	48	126,613
Real estate - construction	44,954	287	1,218	—	46,459
Real estate - mortgage	148,164	327	1,951	96	150,538
Obligations of states and political subdivisions	16,377	—	—	—	16,377
Personal	8,804	—	14	—	8,818
Total	$378,875	$10,362	$11,209	$144	$400,590

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

Total goodwill at June 30, 2020 and December 31, 2019 was $9,047,000. Goodwill is not amortized but is tested annually for impairment or more frequently if certain events occur which might indicate goodwill has been impaired. Due to the severe economic impact of COVID-19, testing was performed as of March 31, 2020, and management concluded that no impairment of goodwill existed as of that date. No goodwill impairment test was conducted at June 30, 2020 because the Company’s stock was trading above book value per share and there were no other circumstances indicating impairment may exist.

Intangible Assets

On November 30, 2015, a core deposit intangible in the amount of $303,000 associated with the FNBPA Bancorp, Inc. acquisition was recorded and is being amortized over a ten-year period using a sum of the year’s digits basis. Amortization expense recognized for the intangibles related to the FNBPA acquisition in the three and six months ended June 30, 2020 was $8,000 and $16,000, respectively.

On April 30, 2018, a core deposit intangible in the amount of $289,000 associated with the Liverpool Community Bank acquisition was recorded and is being amortized over a ten-year period using a sum of the year’s digit basis. Amortization expense recognized for the intangible related to the Liverpool Community Bank acquisition in the three and six months ended June 30, 2020 was $11,000 and $22,000, respectively.

The following table shows the amortization schedule for each of the intangible assets recorded.

(Dollars in thousands)	FNBPA	LCB
	Acquisition	Acquisition
	Core	Core
	Deposit	Deposit
	Intangible	Intangible
Beginning Balance at Acquisition Date	$303	$289
Amortization expense recorded prior to January 1, 2019	152	35
Amortization expense recorded in the twelve months
ended December 31, 2019	38	49
Unamortized balance as of December 31, 2019	113	205
Amortization expense recorded in the
six months ended June 30, 2020	16	22
Unamortized balance as of June 30, 2020	$97	$183

Scheduled remaining amortization expense for years ended:
December 31, 2020	$17	$22
December 31, 2021	27	39
December 31, 2022	22	33
December 31, 2023	16	28
December 31, 2024	10	23
After December 31, 2024	5	38

8. BORROWINGS

Borrowings consisted of the following as of June 30, 2020 and December 31, 2019.

(Dollars in thousands)	June 30,	December 31,
	2020	2019
Securities sold under agreements to repurchase	$4,107	$3,429
Overnight advances with FHLB	—	9,700
Short-term debt with FHLB	20,000	—
Federal Reserve Bank advances	31,298	—
Long-term debt with FHLB	35,000	45,000
	$90,405	$58,129

Borrowings increased $32,276,000, or 55.5%, at June 30, 2020 compared to December 31, 2019. The Company executed a three-year cash flow hedge on $20,000,000 in three-month advances from the FHLB in the second quarter of 2020. The Company also began participating in the Federal Reserve Bank’s Paycheck Protection Program Liquidity Facility (“PPPLF”) during the quarter and received $31,298,000 in advances as of June 30, 2020. The advances are collateralized by the PPP loans granted by the Company. The maturity date of the PPPLF advance equals the maturity date of the underlying PPP loans pledged to secure the extension of credit. The maturity date of the PPPLF’s extension of credit will be accelerated if an underlying PPP loan goes into default if the Company sells the PPP loan to the SBA to realize on the

SBA guarantee. The maturity date of the PPPLF’s extension of credit also will be accelerated to the extent of any loan forgiveness reimbursement received by the Company from the SBA. The interest rate on the advances is fixed at 0.35%.

Long-term debt is comprised only of FHLB advances with an original maturity of one year or more. In April 2020, Juniata executed a balance sheet strategy by repaying $10,000,000 in FHLB long-term advances, at a weighted average rate of 2.75%, to create a smaller, more efficient balance sheet. A prepayment penalty of $524,000 was incurred. The following table summarizes the scheduled maturities of the remaining long-term debt as of June 30, 2020.

(Dollars in thousands)	Scheduled	Weighted Average
Year	Maturities	Interest Rate
2024	$20,000	2.42%
2025	15,000	2.41
	$35,000	2.42%

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

Derivatives – The fair values of derivatives are based on valuation models using observable market data as of the measurement date utilizing Level 2 inputs. The Company’s derivatives are comprised of interest rate swaps traded in an over-the-counter market where quoted market prices are not always available; therefore, the fair values are determined using quantitative models that utilize multiple market inputs. The inputs will vary based on the type of curves, prepayment rates and volatility factors used to value the position. Most market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services.

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

The following tables summarize assets and liabilities measured at fair value as of June 30, 2020 and December 31, 2019 segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value. There were no transfers of assets between fair value Level 1 and Level 2 during the six months ended June 30, 2020 or 2019.

	(Level 1)	(Level 2)	(Level 3)
	Quoted Prices in	Significant	Significant
(Dollars in thousands)	Active Markets	Other	Other
	for Identical	Observable	Unobservable
June 30, 2020	Assets	Inputs	Inputs	Total
Assets measured at fair value on a recurring basis:
Debt securities available for sale:
Obligations of U.S. Government agencies and corporations	$—	$6,024	$—	$6,024
Obligations of state and political subdivisions	—	7,620	—	7,620
Corporate debt securities	—	7,184	—	7,184
Mortgage-backed securities	—	265,050	—	265,050
Total debt securities available for sale	$—	$285,878	$—	$285,878
Equity securities	$990	$—	$—	$990
Mortgage servicing rights	$—	$—	$172	$172
Liabilities measured at fair value on a recurring basis:
Interest rate swaps	$—	$206	$—	$206

Assets measured at fair value on a non-recurring basis:
Impaired loans	$—	$—	$103	$103

	(Level 1)	(Level 2)	(Level 3)
	Quoted Prices in	Significant	Significant
(Dollars in thousands)	Active Markets	Other	Other
	for Identical	Observable	Unobservable
December 31, 2019	Assets	Inputs	Inputs	Total
Assets measured at fair value on a recurring basis:
Debt securities available for sale:
Obligations of U.S. Government agencies and corporations	$—	$20,920	$—	$20,920
Obligations of state and political subdivisions	—	4,575	—	4,575
Mortgage-backed securities	—	185,191	—	185,191
Total debt securities available for sale	$—	$210,686	$—	$210,686
Equity securities	$1,144	$—	$—	$1,144
Mortgage servicing rights	$—	$—	$180	$180

Assets measured at fair value on a non-recurring basis:
Impaired loans	$—	$—	$144	$144

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

The estimated fair values of the Company’s financial instruments are as follows:

	Financial Instruments
(Dollars in thousands)	June 30, 2020		December 31, 2019
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and due from banks	$12,259	$12,259	$12,658	$12,658
Interest bearing deposits with banks	3,935	3,935	82	82
Interest bearing time deposits with banks	1,470	1,470	2,210	2,210
Securities	286,868	286,868	211,830	211,830
Restricted investment in bank stock	3,487	N/A	3,442	N/A
Loans, net of allowance for loan losses	417,038	418,706	397,629	403,359
Accrued interest receivable	2,404	2,404	1,607	1,607

Financial liabilities:
Non-interest bearing deposits	$160,682	$160,682	$134,703	$134,703
Interest bearing deposits	434,153	438,699	397,234	399,848
Securities sold under agreements to repurchase	4,107	N/A	3,429	N/A
Short-term borrowings	20,000	20,001	9,700	9,700
FRB advances	31,298	31,298	—	—
Long-term debt	35,000	37,520	45,000	45,809
Interest rate swaps	206	206	—	—
Other interest bearing liabilities	1,590	1,592	1,603	1,603
Accrued interest payable	389	389	473	473

Off-balance sheet financial instruments:
Commitments to extend credit	$—	$—	$—	$—
Letters of credit	—	—	—	—

The following tables present the carrying amount, fair value and placement in the fair value hierarchy of the Company’s financial instruments not previously disclosed as of June 30, 2020 and December 31, 2019. The tables exclude financial instruments for which the carrying amount approximates fair value.

			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices in	Significant	Significant
(Dollars in thousands)			Active Markets	Other	Other
	Carrying		for Identical	Observable	Unobservable
	Amount	Fair Value	Assets or Liabilities	Inputs	Inputs
June 30, 2020
Financial instruments - Assets
Interest bearing time deposits with banks	$1,470	$1,470	$—	$1,470	$—
Loans, net of allowance for loan losses	417,038	418,706	—	—	418,706
Financial instruments - Liabilities
Interest bearing deposits	$434,153	$438,699	$—	$438,699	$—
Long-term debt	35,000	37,520	—	37,520	—
Other interest bearing liabilities	1,590	1,592	—	1,592	—

			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices in	Significant	Significant
(Dollars in thousands)			Active Markets	Other	Other
	Carrying		for Identical	Observable	Unobservable
	Amount	Fair Value	Assets or Liabilities	Inputs	Inputs
December 31, 2019
Financial instruments - Assets
Interest bearing time deposits with banks	$2,210	$2,210	$—	$2,210	$—
Loans, net of allowance for loan losses	397,629	403,359	—	—	403,359
Financial instruments - Liabilities
Interest bearing deposits	$397,234	$399,848	$—	$399,848	$—
Long-term debt	45,000	45,809	—	45,809	—
Other interest bearing liabilities	1,603	1,603	—	1,603	—

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

Juniata’s Board of Directors resolved to terminate the JVB Plan, effective November 30, 2018. All participants were properly notified. During the second quarter of 2019, JVB Plan participants elected preferences for receiving their vested benefit in the form of either lump sum payments or annuities. All obligations were satisfied in the third quarter of 2019, and the JVB Plan was liquidated. Excess funds of $431,000 were transferred to fund the Company’s 401(k) Safe Harbor Plan.

Pension expense included the following components for the three and six months ended June 30, 2019:

	Three Months Ended	Six Months Ended
(Dollars in thousands)	June 30,	June 30,
	2019	2019
Components of net periodic pension cost:
Interest cost	$125	$250
Expected return on plan assets	(124)	(248)
Recognized net actuarial loss	306	334
Net periodic pension cost	307	336
Total recognized in other comprehensive income	(306)	(334)
Total recognized in net periodic pension cost and other comprehensive income	$1	$2

11. COMMITMENTS, CONTINGENT LIABILITIES AND GUARANTEES

In the ordinary course of business, the Company makes commitments to extend credit to its customers through letters of credit, loan commitments and lines of credit. At June 30, 2020, the Company had $117,522,000 outstanding in loan commitments and other unused lines of credit extended to its customers as compared to $110,485,000 at December 31, 2019.

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its letters of credit. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third-party. Generally, financial and performance letters of credit have expiration dates within one year of issuance, while commercial letters of credit have longer term commitments. The credit risk involved in issuing letters of credit is essentially the same as the risks that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. The Company had outstanding $2,632,000 and $2,624,000 of financial and performance letters of credit commitments as of June 30, 2020 and December 31, 2019, respectively. Commercial letters of credit as of June 30, 2020 and December 31, 2019 totaled $7,975,000 and $7,725,000, respectively. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The amount of the liability as of June 30, 2020 for payments under letters of credit issued was not material. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk.

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

12. DERIVATIVES

The Company began utilizing interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position in the second quarter of 2020. The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements.

Interest rate swaps with a notional amount totaling $40,000,000 as of June 30, 2020, were designated as cash flow hedges on certain FHLB advances. Because the interest rate swap agreements did not commence until the second quarter of 2020, there was no notional value as of December 31, 2019. The interest rate swaps were determined to be fully effective during the period presented, and as such, no amount of ineffectiveness has been included in net income. The aggregate fair value of the swaps is recorded in either other assets or other liabilities on the Consolidated Statements of Condition with changes in fair value recorded in other comprehensive income. The Company expects the hedges to remain fully effective during the remaining terms of the swaps.

The Company presents derivative positions gross on the balance sheet. The following table reflects the derivatives recorded on the Consolidated Statements of Condition as of June 30, 2020.

(Dollars in thousands)	June 30, 2020
	Notional	Fair
	Amount	Value
Included in other liabilities:
Derivatives designated as hedges:
Interest rate swap - pay fixed / receive floating on 3-month FHLB advance	$20,000	$(122)
Interest rate swaps - forward-starting on long-term FHLB advances	20,000	(84)
Total included in other liabilities		$(206)

The effect of cash flow hedge accounting on accumulated other comprehensive income for the period ended June 30, 2020 is as follows:

(Dollars in thousands)	June 30, 2020
	Amount of Gain	Location of Gain	Amount of Gain
	(Loss) Recognized in	(Loss) Reclassified	(Loss) Reclassified
	OCI on Derivatives	from OCI into Income	from OCI into Income
Interest rate contracts	$(163)	Interest expense on short-term borrowings and repurchase agreements	$18

The effect of cash flow hedge accounting on the Consolidated Statements of Income for the three and six months ended June 30, 2020 was as follows:

Location and Amount of Gain or Loss Recognized in Income on Fair Value and Cash Flow Hedging Relationships

(Dollars in thousands)	June 30, 2020
	Interest	Other
	Income	Income
	(Expense)	(Expense)
Effects of cash flow hedging:
Gain on cash flow hedging relationships:
Amount reclassified from AOCI into income	$22	$—
Total	$22	$—

13. SUBSEQUENT EVENTS

On July 21, 2020, the Board of Directors declared a cash dividend of $0.22 per share to shareholders of record on August 17, 2020, payable on September 1, 2020.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements:

The information contained in this Quarterly Report on Form 10-Q contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder) including statements that are not historical facts or that address trends or management’s intentions, plans, beliefs, expectations or opinions. Any forward-looking statement made by us in this document is based only on information currently available to us and speaks only as of the date when made. Juniata undertakes no obligation to publicly update or revise forward looking information, whether as a result of new or updated information, future events, or otherwise. Forward-looking statements are not historical facts or guarantees of future performance, events or results and are subject to potential risks and uncertainties, many of which are outside of our control that could cause actual results to differ materially from this forward-looking information. Important factors that could cause our actual result and financial condition to differ materially from those indicated in the forward-looking statements include, without limitation:

●	the scope and duration of the COVID-19 pandemic, actions taken by governmental authorities in response to the pandemic and the direct and indirect impacts of the pandemic on the Company, its customers and third parties;
●	the impact of adverse changes in the economy and real estate markets, including protracted periods of low-growth and sluggish loan demand;
●	the effect of market interest rates and uncertainties, and relative balances of rate-sensitive assets to rate-sensitive liabilities, on net interest margin and net interest income;
●	the effect of competition on rates of deposit and loan growth and net interest margin;
●	increases in non-performing assets, which may result in increases in the allowance for credit losses, loan charge-offs and elevated collection and carrying costs related to such non-performing assets;
●	other income growth, including the impact of regulatory changes which have reduced debit card interchange revenue;
●	investment securities gains and losses, including other than temporary declines in the value of securities which may result in charges to earnings;
●	the effects of changes in the applicable federal income tax rate;
●	the level of other expenses, including salaries and employee benefit expenses;
●	the impact of increased regulatory scrutiny of the banking industry;
●	the impact of governmental monetary and fiscal policies, as well as legislative and regulatory changes;
●	the results of regulatory examination and supervision processes;
●	the failure of assumptions underlying the establishment of reserves for loan and lease losses, and estimates of collateral values and various financial assets and liabilities;
●	the increasing time and expense associated with regulatory compliance and risk management;
●	the ability to implement business strategies, including business acquisition activities and organic branch, product, and service expansion strategies;
●	capital and liquidity strategies, including the impact of the capital and liquidity requirements modified by the Basel III standards;
●	the effects of changes in accounting policies, standards, and interpretations on the presentation in the Company’s consolidated balance sheets and consolidated statements of income;
●	the Company’s failure to identify and address cyber-security risks;
●	the Company’s ability to keep pace with technological changes;
●	the Company’s ability to attract and retain talented personnel;
●	the Company’s reliance on its subsidiary for substantially all of its revenues and its ability to pay dividends;
●	acts of war or terrorism;
●	disruptions due to flooding, severe weather, or other natural disasters; and
●	failure of third-party service providers to perform their contractual obligations.

For a more complete discussion of certain risks, uncertainties and other factors affecting the Company, refer to the Company’s Risk Factors, contained in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, a copy of which may be obtained from the Company upon request and without charge (except for the exhibits thereto), and Item 1A of Part II of this Quarterly Report on Form 10-Q and of the Quarterly Report on Form 10-Q as March 31, 2020.

COVID-19 and the CARES Act:

On March 13, President Trump declared a National Emergency due to the spread of COVID-19 in the United States. Subsequently, businesses deemed non-essential were closed and all economic activity was dramatically slowed.

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

The interagency statement interprets, but does not suspend, ASC 310-40. It indicates that a lender can conclude that a borrower is not experiencing financial difficulty if either (1) short-term (i.e. six months) modifications are made in response to COVID-19, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant related to loans in which the borrower is less than 30 days past due on its contractual payments at the time a modification program is implemented, or (2) the modification or deferral program is mandated by the federal government or a state government. Accordingly, any loan modification made in response to the COVID-19 pandemic that meets either of these practical expedients would not be considered a TDR because the borrower is not experiencing financial difficulty.

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

To provide liquidity to small business lenders and the broader credit markets, and to help stabilize the financial system, on April 7, 2020, the Federal Reserve Banks extended credit under the Paycheck Protection Program Liquidity Facility (“PPPLF”). Under the PPPLF, each Federal Reserve Bank can extend non-recourse loans to institutions eligible to make PPP covered loans. Under the PPPLF, only PPP covered loans guaranteed by the SBA under the Paycheck Protection Program with respect to both principal and interest and that are originated by an eligible institution may be pledged as collateral to the Federal Reserve Banks. The Company was approved and has subsequently received $31,298,000 in PPPLF advances as of June 30, 2020.

Critical Accounting Policies:

Disclosure of the Company’s significant accounting policies is included in the Company’s critical accounting policies in its Annual Report on Form 10-K for the year ended December 31, 2019. Some of these policies require significant judgments, estimates, and assumptions to be made by management, most particularly in connection with determining the provision for loan losses and the appropriate level of the allowance for loan losses.

General:

The following discussion relates to the consolidated financial condition of the Company as of June 30, 2020, compared to December 31, 2019, and the consolidated results of operations for the three and six months ended June 30, 2020, compared to the same periods in 2019. This discussion should be read in conjunction with the interim consolidated financial statements and related notes included herein.

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

Financial Condition:

Total assets as of June 30, 2020, were $768,658,000, an increase of $98,000,000, or 14.6%, compared to December 31, 2019. Comparing asset balances at June 30, 2020 and December 31, 2019, debt securities available for sale increased by $75,192,000, mainly driven by a $62,898,000 increase in deposits due to government stimulus programs and decreased consumer spending. Over the same period, loans increased by $20,006,000, predominantly due to PPP loan funding. Short-term debt increased by $10,978,000 at June 30, 2020 compared to year-end 2019, while long-term debt declined by $10,000,000 over the same period. Additionally, advances from the Federal Reserve Bank increased $31,298,000 as of June 30, 2020 compared to December 31, 2019 due to Juniata’s participation in the PPPLF. Stockholders’ equity increased by $3,195,000 at June 30, 2020 compared to December 31, 2019 primarily due to an increase in unrealized gains on debt securities.

The table below shows changes in deposit volumes by type of deposit between December 31, 2019 and June 30, 2020.

(Dollars in thousands)	June 30,	December 31,	Change
	2020	2019	$	%
Deposits:
Demand, non-interest bearing	$160,682	$134,703	$25,979	19.3%
Interest bearing demand and money market	171,328	150,157	21,171	14.1
Savings	110,752	96,980	13,772	14.2
Time deposits, $250,000 and more	9,067	6,923	2,144	31.0
Other time deposits	143,006	143,174	(168)	(0.1)
Total deposits	$594,835	$531,937	$62,898	11.8%

Total loans increased $20,006,000, or 5.0%, between December 31, 2019 and June 30, 2020. The Company is participating in the PPP established through the CARES Act, and as of June 30, 2020, has funded 462 PPP loans through the SBA, for a total of $30,751,000, net of remaining deferred fees of $687,000. While PPP loan origination activity was significant in the second quarter, paydowns exceeded non-PPP loan production. As shown in the table below, most of the decline was in real estate - commercial and mortgage loans, as well as personal loans. These declines were partially offset by increases in commercial, financial and agricultural and real estate - construction loans.

(Dollars in thousands)	June 30,	December 31,	Change
	2020	2019	$	%
Loans:
Commercial, financial and agricultural	$76,364	$51,785	$24,579	47.5%
Real estate - commercial	123,581	126,613	(3,032)	(2.4)
Real estate - construction	54,000	46,459	7,541	16.2
Real estate - mortgage	143,136	150,538	(7,402)	(4.9)
Obligations of states and political subdivisions	16,390	16,377	13	0.1
Personal	7,125	8,818	(1,693)	(19.2)
Total loans	$420,596	$400,590	$20,006	5.0%

A summary of the activity in the allowance for loan losses for each of the six month periods ended June 30, 2020 and 2019 is presented below.

(Dollars in thousands)	Six months ended June 30,
	2020	2019
Balance of allowance - January 1	$2,961	$3,034
Loans charged off	(28)	(101)
Recoveries of loans previously charged off	73	526
Net recoveries	45	425
Provision for loan losses	552	(444)
Balance of allowance - end of period	$3,558	$3,015

Ratio of net recoveries during period to average loans outstanding	(0.01)%	(0.10)%

The $597,000 increase in the allowance at June 30, 2020 compared to December 31, 2019 was the result of the additional probability of losses inherent in the loan portfolio, particularly in segments most affected by the economic conditions, such as hospitality and restaurants. Additional consideration was also included for estimated elevated losses within the COVID-19 deferral loan pool.

As of June 30, 2020, 33 loans (exclusive of loans acquired with existing credit deterioration) with aggregate outstanding balances of $4,620,000 were individually evaluated for impairment. A collateral analysis was performed on each of these loans to establish a portion of the reserve needed to carry the impaired loans at fair value.

As of June 30, 2020, there were $20,481,000 in special mention loans compared to $10,362,000 at December 31, 2019. The majority of this increase was caused by the downgrading of two participated relationships totaling $10,495,000 at June 30, 2020, from pass to special mention during the second quarter. As of June 30, 2020, there were $7,772,000 in substandard loans compared to $11,209,000 at December 31, 2019, and $2,615,000 in doubtful loans at June 30, 2020 compared to $144,000 at December 31, 2019 due to the downgrading of a $2,512,000 relationship from substandard to doubtful in 2020.

Management believes the reserves carried are adequate to cover probable incurred losses related to these relationships as of June 30, 2020. However, there are uncertainties about the lasting effects of the COVID-19 impact on the economy. Such effects could have a material impact on future results of operations if businesses are not able to remain solvent and unemployment remains at elevated levels. We believe we have sufficient liquidity, capital and loss allowance reserves to withstand losses that may occur but we continue to closely monitor the financial strength of borrowers whose ability to comply with repayment terms may become permanently impaired.

The following is a summary of the Bank’s non-performing loans on June 30, 2020 compared to December 31, 2019.

	June 30, 2020	December 31, 2019
Non-performing loans
Non-accrual loans	$3,944	$1,819
Accruing loans past due 90 days or more, exclusive of loans acquired with credit deterioration	133	383
Total	$4,077	$2,202

Loans outstanding	$420,596	$400,590

Ratio of non-performing loans to loans outstanding	0.97%	0.55%

Total non-performing loans at June 30, 2020 increased $1,875,000 over total non-performing loans at December 31, 2019 due to the addition of one loan relationship totaling $2,556,000 at June 30, 2020.

The Company has approved interest and/or principal payment deferrals on loans for individuals and businesses affected by the economic impacts of the COVID-19 pandemic. As of June 30, 2020, Juniata approved interest and/or principal payment deferrals on 242 loans totaling $90,210,000 for individuals and businesses affected by the economic impacts of COVID-19. None of the borrowers approved for these designated deferrals were delinquent as of the date of this quarterly report. The modification terms of these loans are short-term; thus, the loan modifications are not considered to be troubled-debt restructures.

As of August 7, 2020, 206 of these payment deferral loans, totaling $56,646,000, have completed the agreed-upon deferment period and have returned to normal debt service. A group of 28 payment deferral loans, totaling $21,718,000, have been granted a second deferment period and one loan with a balance of $1,803,000 has entered into a third deferment period. The loans that remain in payment deferment consist primarily of commercial real estate loans for the hospitality and fitness/recreation industries.

Stockholders’ equity increased from December 31, 2019 to June 30, 2020 by $3,195,000, or 4.3%, mainly due to an increase in net unrealized gains resulting from the change in market value of debt securities available for sale.

Subsequent to June 30, 2020, the following event took place:

On July 21, 2020, the Board of Directors declared a cash dividend of $0.22 per share to shareholders of record on August 17, 2020, payable on September 1, 2020.

Comparison of the Three Months Ended June 30, 2020 and 2019

Operations Overview:

Net income for the second quarter of 2020 was $1,605,000, a decrease of $240,000 when compared to the second quarter of 2019. Basic and diluted earnings per share were $0.32 and $0.31, respectively, in the second quarter of 2020 compared to basic and diluted earnings per share of $0.36 in the second quarter of 2019.

Annualized return on average equity for the three months ended June 30, 2020 was 8.40%, compared to the return on average equity of 10.63% for the same period in 2019. For the three months ended June 30, annualized return on average assets was 0.88% in 2020, compared to 1.16% in 2019.

Presented below are selected key ratios for the two periods:

	Three Months Ended
	June 30,
	2020	2019
Return on average assets (annualized)	0.88%	1.16%
Return on average equity (annualized)	8.40%	10.63%
Average equity to average assets	10.44%	10.92%
Non-interest income, excluding gain/loss on sales and calls of securities and change in value of equity securities, as a percentage of average assets (annualized)	0.54%	0.76%
Non-interest expense as a percentage of average assets (annualized)	2.63%	3.33%

The discussion that follows further explains changes in the components of net income when comparing the second quarter of 2020 with the second quarter of 2019.

Net Interest Income:

Net interest income was $5,118,000 during the three months ended June 30, 2020 compared to $5,552,000 during the three months ended June 30, 2019. Total interest income decreased by $624,000 during the second quarter of 2020 compared to the same period in 2019, partially offset by a decline of $190,000 in total interest expense.

Overall, average earning assets increased 15.4%, while average interest bearing liabilities increased 11.1%. Net interest margin, on a fully tax equivalent basis, decreased from 3.87% during the three months ended June 30, 2019 to 3.08% during the three months ended June 30, 2020.

Average loan balances increased by $4,595,000, while interest on loans declined by $830,000 during for the second quarter of 2020 compared to the same period in 2019. The decline in the yield on loans decreased interest income by $919,000, while the increase in the average volume of loans outstanding increased interest income by $89,000.

The average balance of, and interest earned on, investment securities increased $85,521,000 and $325,000, respectively, in the second quarter of 2020 compared to the second quarter of 2019. The increase in average balance on investment securities during the period increased interest income by $542,000, while the decline in yield on investment securities decreased interest income by $217,000.

Average earning assets increased $89,801,000, to $673,291,000, mainly due to a 55.5% increase in average investment securities. The yield on earning assets declined to 3.62% during the three months ended June 30, 2020 from 4.60% during the same period in 2019. The average balance of interest bearing liabilities increased over the period by $48,228,000 compared to the same 2019 period. In addition, the cost to fund interest bearing assets with interest bearing liabilities decreased 27 basis points, to 0.80%, during the second quarter of 2020 compared to the same period in 2019. The yields on earning assets and cost of funds were affected by changes in the Prime rate and the federal funds target range between the second quarter of 2019 and the second quarter of 2020.

The table below shows the net interest margin on a fully tax-equivalent basis for the three months ended June 30, 2020 and 2019.

Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended			Three Months Ended
(Dollars in thousands)	June 30, 2020			June 30, 2019
	Average		Yield/	Average		Yield/	Increase (Decrease) Due To (6)
	Balance(1)	Interest	Rate	Balance(1)	Interest	Rate	Volume	Rate	Total
ASSETS
Interest earning assets:
Taxable loans (5)	$385,635	$4,556	4.73%	$376,297	$5,305	5.64%	$132	$(881)	$(749)
Tax-exempt loans	28,665	225	3.14	33,408	306	3.66	(43)	(38)	(81)
Total loans	414,300	4,781	4.62	409,705	5,611	5.48	89	(919)	(830)
Taxable investment securities	233,051	1,257	2.16	148,240	940	2.54	538	(221)	317
Tax-exempt investment securities	6,599	40	2.42	5,889	32	2.17	4	4	8
Total investment securities	239,650	1,297	2.16	154,129	972	2.52	542	(217)	325

Interest bearing deposits	12,528	9	0.29	13,980	96	2.75	(10)	(77)	(87)
Federal funds sold	6,813	1	0.03	5,676	33	2.33	6	(38)	(32)
Total interest earning assets	673,291	6,088	3.62	583,490	6,712	4.60	627	(1,251)	(624)

Other assets (7)	58,737			52,255
Total assets	$732,028			$635,745

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing demand deposits (2)	$165,610	79	0.19	$156,804	361	0.92	$20	$(302)	$(282)
Savings deposits	107,140	15	0.06	99,650	25	0.10	2	(12)	(10)
Time deposits	152,553	636	1.67	149,202	587	1.57	13	36	49
Short-term and long-term borrowings and other interest bearing liabilities	58,170	240	1.65	29,589	187	2.53	181	(128)	53
Total interest bearing liabilities	483,473	970	0.80	435,245	1,160	1.07	216	(406)	(190)

Non-interest bearing liabilities:
Demand deposits	158,672			125,279
Other	13,426			5,819
Stockholders’ equity	76,457			69,402
Total liabilities and stockholders’ equity	$732,028			$635,745
Net interest income and net interest rate spread		$5,118	2.81%		$5,552	3.54%	$411	$(845)	$(434)
Net interest margin on interest earning assets (3)			3.04%			3.81%
Net interest income and net interest margin - Tax equivalent basis (4)		$5,188	3.08%		$5,642	3.87%

Notes:

1)	Average balances were calculated using a daily average.
2)	Includes interest-bearing demand and money market accounts.
3)	Net margin on interest earning assets is net interest income divided by average interest earning assets.
4)	Interest on obligations of states and municipalities is not subject to federal income tax. To make the net yield comparable on a fully taxable basis, a tax equivalent adjustment is applied against the tax-exempt income utilizing a federal tax rate of 21%.
5)	Non-accruing loans are included in the above table until they are charged off.
6)	The change in interest due to rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
7)	Includes gross unrealized gains (losses) on securities available for sale.

Provision for Loan Losses:

In the second quarter of 2020, a $196,000 provision for loan losses was recorded, due primarily to the additional probability of losses inherent in the loan portfolio, particularly in segments most affected by the economic conditions, such as hospitality and restaurants. Additional consideration was also included for estimated elevated losses within the COVID-19 deferral loan pool. In the second quarter of 2019, a provision credit of $459,000 was recorded due to continued improvement in non-performing and classified loans, including the payoff of a loan in April 2019 that was previously classified as doubtful, resulting in a recovery of $307,000 to the allowance for loan losses. Management regularly reviews the adequacy of the allowance for loan losses and makes assessments as to specific loan impairment, charge-off expectations, general economic conditions in the Bank’s market area, specific loan quality and other factors. See the earlier discussion in the Financial Condition section explaining the information used to determine the provision.

Non-interest Income:

Non-interest income in the second quarter of 2020 was $1,557,000 compared to $1,214,000 in the second quarter of 2019, an increase of $343,000, or 28.3%.

Most significantly impacting non-interest income during the comparative three month periods was a $551,000 increase on the gains on the sales and calls of securities in 2020 over the comparable 2019 period due to the execution of a balance sheet strategy that produced securities gains of $549,000, which offset a $524,000 prepayment penalty on the repayment of long-term debt. Partially offsetting this increase was a $153,000 decrease in customer service fees, predominantly in overdraft fees, in the second quarter of 2020 compared to the second quarter of 2019, as consumer spending declined.

As a percentage of average assets, annualized non-interest income was 0.85% in the second quarter of 2020 compared to 0.76% in the second quarter of 2019. Excluding the gain/loss on sales and calls of securities and change in value of equity securities, the percentage of average assets to annualized non-interest income was 0.54% in the second quarter of 2020 compared to 0.76% in the second quarter of 2019.

Non-interest Expense:

Non-interest expense was $4,817,000 for the three months ended June 30, 2020 compared to $5,294,000 for the same period in 2019, a decrease of $477,000.

Non-interest expense decreased in the second quarter of 2020 compared to the same period in 2019, primarily driven by a decline of $728,000 in employee compensation and benefits due to furloughed staff necessitated by Pennsylvania’s mandated COVID-19 shutdown, lower medical claims expense, and the elimination of pension-related expenses in 2020 compared to the second quarter of 2019 when a $278,000 pre-tax pension settlement charge to earnings was recorded. Also contributing to the decline in non-interest expense were lower occupancy and professional fees. Partially offsetting these declines was a $524,000 prepayment penalty on the extinguishment of long-term debt recorded during the second quarter of 2020.

As a percentage of average assets, annualized non-interest expense was 2.63% in the second quarter of 2020 compared to 3.33% in the second quarter of 2019. Excluding the long-term debt prepayment penalty recorded during the three months ended June 30, 2020 and the pension settlement charge recorded during the three months ended June 30, 2019, annualized non-interest expense was 2.35% in the second quarter of 2020 versus 3.16% in the second quarter of 2019.

Provision for income taxes:

An income tax provision of $57,000 was recorded in the second quarter of 2020 compared to a tax provision of $86,000 recorded in the second quarter of 2019, primarily due to lower taxable income in the 2020 period.

The Company qualifies for a federal tax credit for a low-income housing project investment, and the tax provisions for each period reflect the application of the tax credit. For the second quarters of 2020 and 2019, the tax credits were $226,000 and $227,000, respectively, offsetting $283,000 and $313,000 in tax expense in the 2020 and 2019 periods, respectively. For the second quarter of 2020, the tax credit lowered the effective tax rate from 17.0% to 3.4% compared to the same period in 2019, when the tax credit lowered the effective tax rate from 16.2% to 4.5%.

Comparison of the Six Months Ended June 30, 2020 and 2019

Operations Overview:

Net income for the first six months of 2020 was $2,643,000, a decrease of $615,000, or 18.9%, when compared to the first six months of 2019, while basic and diluted earnings per share were $0.52 during the first six months of 2020 compared to basic and diluted earnings per share of $0.64 during the comparable 2019 period. Annualized return on average equity for the six months ended June 30, 2020 was 6.98%, compared to 9.52% for the same period in 2019. For the six months ended June 30, annualized return on average assets was 0.76% in 2020, compared to 1.03% in 2019.

Presented below are selected key ratios for the two periods:

	Six Months Ended
	June 30,
	2020	2019
Return on average assets (annualized)	0.76%	1.03%
Return on average equity (annualized)	6.98%	9.52%
Average equity to average assets	10.84%	10.85%
Non-interest income, excluding gain/loss on sales and calls of securities and change in value of equity securities, as a percentage of average assets (annualized)	0.61%	0.75%
Non-interest expense as a percentage of average assets (annualized)	2.74%	3.21%

The discussion that follows further explains changes in the components of net income when comparing the first six months of 2020 to the first six months of 2019.

Net Interest Income:

Net interest income decreased by $592,000, or 5.5%, during the six months ended June 30, 2020 when compared to the six months ended June 30, 2019. The decrease in net interest income was mainly attributable to a decline of $1,207,000 in loan interest and fee income, which was partially offset by a $641,000 increase in interest income on taxable securities and a decrease of $276,000 in interest expense on deposits over the same period.

Overall, average earning assets increased 10.7%, while average interest bearing liabilities increased 7.7% during the six months ended June 30, 2020 compared to the same period in 2019. Over the same period, net interest margin, on a fully tax equivalent basis, decreased from 3.76% during the six months ended June 30, 2019 to 3.20% during the six months ended June 30, 2020.

Average loan balances and interest on loans decreased by $13,063,000 and $1,207,000, respectively, for the first six months of 2020 compared to the same period in 2019. While PPP loan origination activity was significant in the second quarter, it was offset by paydowns and light demand for non-PPP loans. The decline in the average volume of loans outstanding and the 43 basis point decrease in the weighted average yield on loans decreased interest income by approximately $302,000 and $905,000, respectively.

Interest earned on investment securities increased $611,000 in the first six months of 2020 compared to the first six months of 2019, as did the average balance of investment securities, which increased by $71,352,000 during the period. The increase in the average balance increased interest income by $907,000, while the decrease in the overall pre-tax yield of 26 basis points on the investment securities portfolio resulted in a decrease of interest income of $296,000.

Average earning assets increased $61,995,000 to $641,627,000, primarily due to the 47.3% increase in average investment securities. The yield on earning assets decreased to 3.81% during the six months ended June 30, 2020 from 4.46% in the same period in 2019. The average balance of interest bearing liabilities increased over the period by $33,500,000 to $465,812,000, compared to the same 2019 period. In addition, the cost to fund interest bearing assets with interest bearing liabilities decreased 13 basis points, to 0.90%, during the first six months of 2020 compared to the same period in 2019. The yields on earning assets and cost of funds were affected by the 225 basis point decline in the prime rate and the federal funds target range between the first half of 2019 and 2020.

The table below shows the net interest margin on a fully tax-equivalent basis for the six months ended June 30, 2020 and 2019.

Average Balance Sheets and Net Interest Income Analysis

	Six Months Ended			Six Months Ended			2020 compared to 2019
(Dollars in thousands)	June 30, 2020			June 30, 2019			Increase (Decrease) Due To (6)
	Average		Yield/	Average		Yield/
	Balance(1)	Interest	Rate	Balance(1)	Interest	Rate	Volume	Rate	Total
ASSETS
Interest earning assets:
Taxable loans (5)	$373,742	$9,207	4.93%	$381,336	$10,255	5.38%	$(204)	$(844)	$(1,048)
Tax-exempt loans	28,664	452	3.17	34,133	611	3.58	(98)	(61)	(159)
Total loans	402,406	9,659	4.80	415,469	10,866	5.23	(302)	(905)	(1,207)
Taxable investment securities	216,687	2,430	2.24	141,894	1,789	2.52	943	(302)	641
Tax-exempt investment securities	5,418	63	2.33	8,859	93	2.10	(36)	6	(30)
Total investment securities	222,105	2,493	2.24	150,753	1,882	2.50	907	(296)	611

Interest bearing deposits	10,973	52	0.94	9,695	139	2.87	18	(105)	(87)
Federal funds sold	6,143	13	0.44	3,715	43	2.31	28	(58)	(30)
Total interest earning assets	641,627	12,217	3.81	579,632	12,930	4.46	651	(1,364)	(713)

Other assets (7)	56,588			50,799
Total assets	$698,215			$630,431

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing demand deposits (2)	$156,463	243	0.31	$150,727	660	0.88	$25	$(442)	$(417)
Savings deposits	103,028	40	0.08	99,530	49	0.10	2	(11)	(9)
Time deposits	151,766	1,277	1.68	149,218	1,127	1.51	19	131	150
Short-term and long-term borrowings and other interest bearing liabilities	54,555	538	1.97	32,837	383	2.33	253	(98)	155
Total interest bearing liabilities	465,812	2,098	0.90	432,312	2,219	1.03	299	(420)	(121)

Non-interest bearing liabilities:
Demand deposits	147,500			124,252
Other	9,202			5,454
Stockholders’ equity	75,701			68,413
Total liabilities and stockholders’ equity	$698,215			$630,431
Net interest income and net interest rate spread		$10,119	2.91%		$10,711	3.43%	$352	$(944)	$(592)
Net interest margin on interest earning assets (3)			3.15%			3.70%
Net interest income and net interest margin - Tax equivalent basis (4)		$10,256	3.20%		$10,898	3.76%

Notes:

1)	Average balances were calculated using a daily average.
2)	Includes interest-bearing demand and money market accounts.
3)	Net margin on interest earning assets is net interest income divided by average interest earning assets.
4)	Interest on obligations of states and municipalities is not subject to federal income tax. To make the net yield comparable on a fully taxable basis, a tax equivalent adjustment is applied against the tax-exempt income utilizing a federal tax rate of 21%.
5)	Non-accruing loans are included in the above table until they are charged off.
6)	The change in interest due to rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
7)	Includes gross unrealized gains (losses) on securities available for sale.

Provision for Loan Losses:

In the first six months of 2020, the provision for loan losses was $552,000, compared to a credit of $444,000 in the first six months of 2019 which included the effect of net recoveries of $425,000 during the 2019 period. Included in this amount was a recovery of $307,000 from the payoff of a loan previously classified as doubtful in April 2019. The increased provision in 2020 was caused by the change in the economic environment resulting from the COVID-19 pandemic, and as a result, Juniata increased the qualitative risk factors for all loan segments in the loan portfolio in its allowance for loan loss analysis as of June 30, 2020. Management regularly reviews the adequacy of the allowance for loan losses and makes assessments as to specific loan impairment, charge-off expectations, general economic conditions in the Bank’s market area, specific loan quality and other factors. See the earlier discussion in the Financial Condition section explaining the information used to determine the provision.

Non-interest Income:

Non-interest income in the first six months of 2020 was $2,551,000 compared to $2,308,000 in the first six months of 2019, an increase of $243,000, or 10.5%.

Most significantly impacting the comparative six month periods was a $562,000 gain on the sales and calls of securities recorded during the first six months of 2020 compared to a $56,000 loss on the sales and calls of securities during the first six months of 2019. The recorded net gain in 2020 was due to the execution of a balance sheet strategy that produced securities gains of $549,000 which offset a $524,000 prepayment penalty on the extinguishment of long-term debt. Partially offsetting the increase in non-interest income was the $154,000 decline in the fair value of equity securities during the first six months of 2020 compared to a $15,000 increase during the comparable 2019 period. Further, customer service fees, primarily NSF fees, were $160,000 less in the 2020 period compared to the same period in the prior year, reflecting decreased consumer spending during the COVID-19 pandemic.

As a percentage of average assets, annualized non-interest income was 0.73% in both the first six months of 2020 and 2019. As a percentage of average assets, annualized non-interest income, exclusive of net gains/losses on the sales of securities, was 0.61% in the first six months of 2020 compared to 0.75% in the first six months of 2019.

Non-interest Expense:

Non-interest expense was $9,577,000 for the six months ended June 30, 2020 compared to $10,129,000 for the same period in 2019, a decrease of $552,000.

Non-interest expense declined in the first six months of 2020 compared to the same period in 2019 primarily due to Juniata’s $706,000 decline in employee compensation and benefits due to furloughed staff resulting from the COVID-19 pandemic, lower medical claims expense, as well as the elimination of pension-related expenses in 2020 compared to the $278,000 pre-tax pension settlement charge recorded during the 2019 period. Also contributing to the decline in non-interest expense were lower occupancy and professional fees, which declined by $85,000 and $198,000, respectively, during the first six months of 2020 compared to the first six months of 2019. Partially offsetting these declines was a $524,000 prepayment penalty on the long-term debt extinguishment recorded during the first six months of 2020, while no similar expense recorded during the comparable 2019 period.

As a percentage of average assets, annualized non-interest expense was 2.74% in the first half months of 2020 compared to 3.21% in the first half of 2019. Excluding the long-term debt prepayment penalty recorded during the six months ended June 30, 2020 and the pension settlement charge recorded during the six months ended June 30, 2019, annualized non-interest expense was 2.59% through the first half of 2020 versus 3.13% through the first half of 2019.

Provision for income taxes:

An income tax benefit of $102,000 was recorded in the first six months of 2020 compared to a provision of $76,000 recorded in the first six months of 2019, primarily due to lower taxable income in the 2020 period. Additionally, the Company was able to take advantage of a provision in the CARES Act, allowing carryback of net operating losses (“NOLs”) from a prior period. In 2018, the Company acquired Liverpool Community Bank. Liverpool filed a 2018 income tax return for the period prior to the acquisition. An NOL was recognized on that short-period tax return. Under the CARES Act, the NOL is now able to be carried back to years in which the statutory tax rate was 34%, as opposed to the current 21%. The reversal of a portion of the deferred tax asset carried for this NOL, at an amount in excess of its carrying amount, was recorded as a $57,000 credit to income tax expense.

The Company qualifies for a federal tax credit for a low-income housing project investment, and the tax provisions for each period reflected the application of the tax credit. For the first six months of 2020 and 2019, the tax credits were $451,000 and $453,000, respectively, offsetting $349,000 in tax expense recorded during the six months ended June 30, 2020 and $529,000 in tax expense recorded in the comparable 2019 period. The tax credit lowered the effective tax rate from 13.9% to (0.40)% during the first six months of 2020 compared to the same period in 2019, when the tax credit lowered the effective tax rate from 15.9% to 2.3%.

Liquidity:

The objective of liquidity management is to ensure that sufficient funding is available, at a reasonable cost, to meet the ongoing operational cash needs of the Company and to take advantage of income producing opportunities as they arise. While the desired level of liquidity will vary depending upon a variety of factors, it is the primary goal of the Company to maintain a high level of liquidity in all economic environments. Principal sources of asset liquidity are provided by loans and securities maturing in one year or less, and other short-term investments, such as federal funds sold and cash and due from banks. Liability liquidity, which is more difficult to measure, can be met by attracting deposits and maintaining the core deposit base. The Company is a member of the Federal Home Loan Bank of Pittsburgh for the purpose of providing short-term liquidity to supplement other liquidity sources. During the six months ended June 30, 2020, overnight borrowings from the Federal Home Loan Bank averaged $737,000. As of June 30, 2020, the Company had $20,000,000 in short-term borrowings and $35,000,000 in long-term debt with the Federal Home Loan Bank, with a remaining unused borrowing capacity with the Federal Home Loan Bank of $113,182,000.

Funding derived from securities sold under agreements to repurchase (accounted for as collateralized financing transactions) is available through corporate cash management accounts for business customers. This product gives the Company the ability to pay interest on corporate checking accounts.

In view of the sources previously mentioned, management believes that the Company’s liquidity is capable of providing the funds needed to meet operational cash needs, including those arising from funding of PPP loans. The Company was approved to borrow from the Federal Reserve Bank’s PPPLF and, as of June 30, 2020, had borrowed $31,298,000 from the facility.

Off-Balance Sheet Arrangements:

The Company’s consolidated financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk, credit risk, and interest rate risk. These commitments consist mainly of loans approved but not yet funded, unused lines of credit and outstanding letters of credit. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third-party. Generally, financial and performance letters of credit have expiration dates within one year of issuance, while commercial letters of credit have longer term commitments. The credit risk involved in issuing letters of credit is essentially the same as the risks that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. The Company had $2,632,000 and $2,624,000 of financial and performance letters of credit commitments outstanding as of June 30, 2020 and December 31, 2019, respectively. Commercial letters of credit as of June 30, 2020 and December 31, 2019 totaled $7,975,000 and $7,725,000, respectively. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of June 30, 2020 for payments under letters of credit issued was not material. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk.

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

The CARES Act allows banking organizations to apply a zero percent risk weight to PPP covered loans for risk-based capital requirement purposes. In addition, because of the non-recourse nature of the Federal Reserve's extension of credit to the banking organization, the banking organization is not exposed to credit or market risk from the pledged PPP covered loans. Therefore, pledged PPP covered loans are excluded from a banking organization's regulatory capital calculation.

In September 2019, the FDIC finalized a rule to simplify the capital calculation for qualifying community banking organizations (i.e., the community bank leverage ratio (“CBLR framework”)), as required by the Economic Growth, Regulatory Relief and Consumer Protection Act. The CBLR framework is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework. The Bank qualified and opted into the CBLR framework, effective January 1, 2020.

Section 4012 of the CARES Act requires regulatory agencies to temporarily lower the CBLR eligibility requirement from 9.00% to 8.00% through the end of 2020. The associated regulatory interim final rule modified the CBLR framework allowing banks with a leverage ratio of 8.00% or greater to elect to use the CBLR framework. The interim final rule gradually increases the requirement back to 9.00% on January 1, 2022, requiring a ratio of 8.5% for the year beginning

January 1, 2021. The interim final rule also provides a two-quarter grace period for qualifying banks whose leverage ratio falls no more than 1.00% below the required ratio for that reporting quarter. The Bank’s Tier One leverage ratio was 8.87% on June 30, 2020; therefore, the Bank met the well-capitalized ratio classification of the current CBLR framework and was not required to report or calculate risk-based capital.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2020, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined by the Securities Exchange Act of 1934 (“Exchange Act”), Rule 13a-15(e). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2020, that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting.

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

The national public health crisis arising from the COVID-19 pandemic (and public expectations about it), combined with certain pre-existing factors, including, but not limited to, international trade disputes, inflation risks, and oil price volatility, could further destabilize the financial markets and the economies of the geographic markets in which the Company operates. The resulting impacts of the pandemic on consumers, including the sudden, significant increase in the unemployment rate, is causing changes in consumer and business spending, borrowing needs and saving habits, which affect the demand for loans and other products and services the Company offers, as well as the creditworthiness of current and prospective borrowers. The significant decrease in commercial activity and disruptions in supply chains associated with the pandemic, both nationally and in the Company’s markets, may continue to cause customers, vendors, and counterparties to be unable to meet existing payment or other obligations to the Company.

The Company’s business is dependent upon the willingness and ability of its customers to conduct banking and other financial transactions. The Company expects the pandemic to limit, at least for a period of time, customer demand for many banking products and services. Many companies and residents in the Company’s market areas were subject to mandatory "non-essential business" shutdowns and stay at home orders, which reduced banking activity across the Company’s market areas. In response to these mandates, the Company temporarily limited most locations to drive-up and ATM services, with lobby access available by appointment only, reduced hours of operation at some locations, temporarily closed some locations and encouraged the Company’s customers to use electronic banking platforms. The Company recently reopened most of its lobbies with limited hours. The Company has and may continue to offer payment deferrals, forbearances, fee waivers, and other forms of assistance to commercial, small business and consumer customers. In addition, the use of quarantines and social distancing methods to curtail the spread of COVID-19 - whether mandated by governmental authorities or recommended as a public health practice - may adversely affect the Company’s operations as key personnel, employees and customers avoid physical interaction. The continued spread of COVID-19 (or an outbreak of a similar highly contagious disease) could also negatively impact the business and operations of third-party service providers who perform critical services for the Company’s business. It is not yet fully known what impact these operational changes may have on the Company’s financial performance.

There continue to be broad concerns related to the potential effects of the COVID-19 pandemic. Even though the government mandated stay at home orders have expired in the Company’s footprint, the aftereffects of the pandemic may continue to have an adverse effect on, among other things, (i) the Company’s ability to attract customer deposits, (ii) the ability of the Company’s borrowers to satisfy their obligations to us, (iii) the demand for the Company’s loans or the Company’s other products and services and/or (iv) unemployment rates, financial markets, real estate markets or economic growth.

The outbreak of COVID-19 has significantly affected the financial markets and has resulted in several responses by the U.S. government, including a reduction in interest rates by the FOMC in the first quarter of 2020. These reductions in interest rates, especially if prolonged, could adversely affect the Company’s net interest income, margins and profitability.

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

There have been no other material changes to the risk factors that were disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Item 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 25, 2020, Juniata’s Board of Directors approved a written trading plan (the “10b5-1 Plan”) under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), to facilitate the repurchase of shares of the Juniata’s common stock through May 5, 2020. The Company designated up to 100,000 shares for repurchase under the 10b5-1 Plan. The 10b5-1 Plan replaced the prior repurchase program. Under a share repurchase program previously approved by the Board of Directors, Juniata was authorized to periodically repurchase shares of its common stock. As of August 10, 2020, 121,266 shares remained available to purchase. Transactions pursuant to the repurchase program in the three month period ended June 30, 2020 are shown below.

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number	Average	Part of Publicly	Shares that May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	per Share	Programs	Plans or Programs (1)
April 1-30, 2020	6,300	$16.30	6,300	126,566
May 1-31, 2020	—	—	—	126,566
June 1-30, 2020	5,300	17.05	5,300	121,266

Totals	11,600		11,600	121,266

A 10b-5 plan expired during the second quarter of 2020. The Company has no stock repurchase plan or program that it has determined to terminate prior to expiration or under which it does not intend to make further purchases.

Certain regulatory restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. At June 30, 2020, $35,980,000 of undistributed earnings of the Bank, included in the consolidated stockholders’ equity, was available for distribution to the Company as dividends without prior regulatory approval, subject to regulatory capital requirements.

Item 3.         DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4.         MINE SAFETY DISCLOSURES

Not applicable

Item 5.         OTHER INFORMATION

None

Item 6.        EXHIBITS

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3(i) to the Company’s Current Report on Form 8-K filed with the SEC on November 12, 2015)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the SEC on February 27, 2019)
31.1	Rule 13a – 14(a)/15d – 14(a) Certification of President and Chief Executive Officer
31.2	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of President and Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	101.PRE – Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Juniata Valley Financial Corp.
(Registrant)

Date:	AUGUST 10, 2020	By:	/s/ Marcie A. Barber
Marcie A. Barber, President
Chief Executive Officer
(Principal Executive Officer)

Date:	August 10, 2020	By:	/s/ JoAnn N. McMinn
JoAnn N. McMinn
Chief Financial Officer
(Principal Accounting Officer and
Principal Financial Officer)