Form 10-Q
period 2020-09-30
JUNIATA VALLEY FINANCIAL CORP
filed 2020-11-09
CIK 714712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes       ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 9, 2020
Common Stock ($1.00 par value)	5,029,841 shares

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Financial Condition

	(Unaudited)
(Dollars in thousands, except share data)	September 30, 2020	December 31, 2019
ASSETS
Cash and due from banks	$11,135	$12,658
Interest bearing deposits with banks	1,144	82
Cash and cash equivalents	12,279	12,740
Interest bearing time deposits with banks	735	2,210
Equity securities	992	1,144
Debt securities available for sale	296,848	210,686
Restricted investment in bank stock	3,449	3,442
Total loans	420,754	400,590
Less: Allowance for loan losses	(3,924)	(2,961)
Total loans, net of allowance for loan losses	416,830	397,629
Premises and equipment, net	8,881	9,243
Bank owned life insurance and annuities	16,503	16,266
Investment in low income housing partnerships	3,304	3,904
Core deposit and other intangible assets	261	318
Goodwill	9,047	9,047
Mortgage servicing rights	164	180
Accrued interest receivable and other assets	5,799	3,823
Total assets	$775,092	$670,632
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$159,512	$134,703
Interest bearing	441,014	397,234
Total deposits	600,526	531,937
Short-term borrowings and repurchase agreements	24,575	13,129
Federal Reserve Bank ("FRB") advances	31,298	—
Long-term debt	35,000	45,000
Other interest bearing liabilities	1,563	1,603
Accrued interest payable and other liabilities	5,429	5,256
Total liabilities	698,391	596,925
Commitments and contingent liabilities
Stockholders’ Equity:
Preferred stock, no par value: Authorized - 500,000 shares, none issued	—	—
Common stock, par value $1.00 per share: Authorized 20,000,000 shares Issued - 5,151,279 shares at September 30, 2020; 5,141,749 shares at December 31, 2019 Outstanding - 5,029,841 shares at September 30, 2020; 5,099,729 shares at December 31, 2019	5,151	5,142
Surplus	24,977	24,898
Retained earnings	44,845	43,954
Accumulated other comprehensive income	3,827	516
Cost of common stock in Treasury: 121,438 shares at September 30, 2020; 42,020 shares at December 31, 2019	(2,099)	(803)
Total stockholders’ equity	76,701	73,707
Total liabilities and stockholders’ equity	$775,092	$670,632

See Notes to Consolidated Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Income (Unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except share data)	September 30,		September 30,
	2020	2019	2020	2019
Interest and dividend income:
Loans, including fees	$4,848	$5,157	$14,507	$16,023
Taxable securities	1,312	1,118	3,742	2,907
Tax-exempt securities	42	29	105	122
Other interest income	8	76	73	258
Total interest income	6,210	6,380	18,427	19,310
Interest expense:
Deposits	710	970	2,270	2,806
Short-term borrowings and repurchase agreements	26	9	34	44
FRB advances	28	—	35	—
Long-term debt	216	286	729	612
Other interest bearing liabilities	4	11	14	33
Total interest expense	984	1,276	3,082	3,495
Net interest income	5,226	5,104	15,345	15,815
Provision for loan losses	87	(46)	639	(490)
Net interest income after provision for loan losses	5,139	5,150	14,706	16,305
Non-interest income:
Customer service fees	339	429	1,030	1,280
Debit card fee income	384	328	1,080	1,000
Earnings on bank-owned life insurance and annuities	74	82	201	222
Trust fees	98	104	302	294
Commissions from sales of non-deposit products	66	52	213	218
Fees derived from loan activity	94	104	184	238
Mortgage banking income	11	16	41	52
Gain (loss) on sales and calls of securities	283	—	845	(56)
Change in value of equity securities	2	(19)	(152)	(4)
Other non-interest income	99	100	257	260
Total non-interest income	1,450	1,196	4,001	3,504
Non-interest expense:
Employee compensation expense	2,164	2,038	5,970	6,074
Employee benefits	625	1,492	1,747	3,090
Occupancy	284	309	869	979
Equipment	241	224	706	656
Data processing expense	600	556	1,664	1,545
Professional fees	198	210	562	772
Taxes, other than income	116	144	378	422
FDIC Insurance premiums	39	—	118	107
Loss (gain) on sales of other real estate owned	—	(222)	—	(208)
Amortization of intangible assets	19	21	57	65
Amortization of investment in low-income housing partnerships	200	200	600	600
Long-term debt prepayment penalty	—	—	524	—
Other non-interest expense	439	384	1,307	1,383
Total non-interest expense	4,925	5,356	14,502	15,485
Income before income taxes	1,664	990	4,205	4,324
Income tax provision (benefit)	58	(103)	(44)	(27)
Net income	$1,606	$1,093	$4,249	$4,351
Earnings per share
Basic	$0.32	$0.21	$0.83	$0.85
Diluted	$0.32	$0.21	$0.83	$0.85

See Notes to Consolidated Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)	Three Months Ended September 30,
	2020			2019
	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
	Amount	Effect	Amount	Amount	Effect	Amount
Net income	$1,664	$(58)	$1,606	$990	$103	$1,093
Other comprehensive income:
Available for sale securities:
Unrealized holding gains arising during the period	614	(128)	486	802	(168)	634
Less reclassification adjustment for gains included in net income for sales of debt securities (1) (4)	(283)	59	(224)	—	—	—
Unrealized gains on cash flow hedge	10	(2)	8	—	—	—
Less reclassification adjustment for losses included in net income (3) (4)	1	—	1	—	—	—
Pension net gain	—	—	—	(235)	49	(186)
Amortization of pension net actuarial loss (2) (4)	—	—	—	942	(198)	744
Other comprehensive income (loss)	342	(71)	271	1,509	(317)	1,192
Total comprehensive income	$2,006	$(129)	$1,877	$2,499	$(214)	$2,285

(Dollars in thousands)	Nine Months Ended September 30,
	2020			2019
	Pre-Tax	Tax	Net-of-Tax	Pre-Tax	Tax	Net-of-Tax
	Amount	Effect	Amount	Amount	Effect	Amount
Net income	$4,205	$44	$4,249	$4,324	$27	$4,351
Other comprehensive income:
Available for sale securities:
Unrealized holding gains arising during the period	5,231	(1,098)	4,133	4,317	(906)	3,411
Less reclassification adjustment for (gains) losses included in net income (1) (4)	(845)	177	(668)	56	(12)	44
Unrealized losses on cash flow hedge	(174)	37	(137)	—	—	—
Less reclassification adjustment for gains included in net income (3) (4)	(21)	4	(17)	—	—	—
Pension net loss	—	—	—	2,399	(504)	1,895
Pension loss due to change in assumptions	—	—	—	(1,478)	310	(1,168)
Amortization of pension net actuarial loss (2) (4)	—	—	—	1,276	(268)	1,008
Other comprehensive income	4,191	(880)	3,311	6,570	(1,380)	5,190
Total comprehensive income	$8,396	$(836)	$7,560	$10,894	$(1,353)	$9,541
(1)	Amounts are included in (loss) gain on sales and calls of securities on the consolidated statements of income as a separate element within total non-interest income.
(2)	Amounts are included in the computation of net periodic benefit cost and are included in employee benefits expense on the consolidated statements of income as a separate element within total non-interest expense.
(3)	Amounts are included in interest expense on short-term borrowings and repurchase agreements on the consolidated statements of income.
(4)	Income tax amounts are included in the provision for income taxes on the consolidated statements of income.

See Notes to Consolidated Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Stockholders’ Equity (Unaudited)

	Three months ended September 30, 2020
					Accumulated
(Dollars in thousands, except share data)	Number				Other		Total
	of Shares	Common		Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Surplus	Earnings	Income	Stock	Equity
Balance, July 1, 2020	5,086,718	$5,151	$24,946	$44,355	$3,556	$(1,106)	$76,902
Net income				1,606			1,606
Other comprehensive income					271		271
Cash dividends at $0.22 per share				(1,116)			(1,116)
Stock-based compensation			31				31
Purchase of treasury stock	(56,877)					(993)	(993)
Balance, September 30, 2020	5,029,841	$5,151	$24,977	$44,845	$3,827	$(2,099)	$76,701

	Nine months ended September 30, 2020
					Accumulated
(Dollars in thousands, except share data)	Number				Other		Total
	of Shares	Common		Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Surplus	Earnings	Income	Stock	Equity
Balance, January 1, 2020	5,099,729	$5,142	$24,898	$43,954	$516	$(803)	$73,707
Net income				4,249			4,249
Other comprehensive income					3,311		3,311
Cash dividends at $0.66 per share				(3,358)			(3,358)
Stock-based compensation			94				94
Purchase of treasury stock	(83,877)					(1,372)	(1,372)
Treasury stock issued for stock plans	4,459		(6)			76	70
Common stock issued for stock plans	9,530	9	(9)				—
Balance, September 30, 2020	5,029,841	$5,151	$24,977	$44,845	$3,827	$(2,099)	$76,701

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Stockholders’ Equity (Unaudited)

	Three months ended September 30, 2019
					Accumulated
(Dollars in thousands, except share data)	Number			Retained	Other		Total
	of Shares	Common		Earnings	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Surplus	(adjusted)	Income (Loss)	Stock	Equity
Balance at July 1, 2019	5,103,628	$5,142	$24,858	$43,622	$(384)	$(712)	$72,526
Net income				1,093			1,093
Other comprehensive income					1,192		1,192
Cash dividends at $0.22 per share				(1,122)			(1,122)
Stock-based compensation			28				28
Treasury stock issued for stock plans	4,009		(6)			75	69
Balance, September 30, 2019	5,107,637	$5,142	$24,880	$43,593	$808	$(637)	$73,786

	Nine months ended September 30, 2019
					Accumulated
(Dollars in thousands, except share data)	Number				Other		Total
	of Shares	Common		Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Surplus	Earnings	Income (Loss)	Stock	Equity
Balance, January 1, 2019	5,092,048	$5,134	$24,821	$42,525	$(4,299)	$(803)	$67,378
Net income				4,351			4,351
Other comprehensive income					5,190		5,190
Reclassification for ASU 2018-02				83	(83)		—
Cash dividends at $0.66 per share				(3,366)			(3,366)
Stock-based compensation			75				75
Forfeiture of restricted stock	(800)						—
Treasury stock issued for stock plans	8,889		(8)			166	158
Common stock issued for stock plans	7,500	8	(8)				—
Balance, September 30, 2019	5,107,637	$5,142	$24,880	$43,593	$808	$(637)	$73,786

See Notes to Consolidated Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)	Nine Months Ended September 30,
	2020	2019
Operating activities:
Net income	$4,249	$4,351
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	639	(490)
Depreciation	609	598
Net amortization of securities premiums	973	578
Net amortization of loan origination fees	163	106
Deferred net loan origination costs	(496)	(340)
Amortization of intangibles	57	65
Amortization of investment in low income housing partnerships	600	600
Net amortization of purchase fair value adjustments	(80)	(158)
Net realized (gain) loss on sales and calls of available for sale securities	(845)	56
Change in value of equity securities	152	4
Net gain on sales of other real estate owned	—	(208)
Earnings on bank owned life insurance and annuities	(201)	(222)
Deferred income tax expense	242	411
Stock-based compensation expense	94	75
Proceeds from mortgage loans sold to others	57	67
Mortgage banking income	(41)	(52)
Increase in accrued interest receivable and other assets	(3,110)	(1,541)
(Decrease) increase in accrued interest payable and other liabilities	(21)	2,589
Net cash provided by operating activities	3,041	6,489
Investing activities:
Purchases of:
Securities available for sale	(201,217)	(85,802)
FHLB stock	(7)	(638)
Premises and equipment	(247)	(348)
Bank owned life insurance and annuities	(36)	(35)
Proceeds from:
Sales of securities available for sale	48,565	11,107
Maturities of and principal repayments on securities available for sale	70,748	20,092
Sale of other real estate owned	—	952
Sale of fixed assets	—	7
Investment in low income housing partnerships	—	(151)
Net decrease in interest bearing time deposits with banks	1,475	590
Net (increase) decrease in loans	(19,453)	13,212
Net cash used in investing activities	(100,172)	(41,014)
Financing activities:
Net increase in deposits	68,586	15,110
Net increase (decrease) in short-term borrowings and securities sold under agreements to repurchase	11,446	(10,530)
Issuance of FRB advances	31,298	—
Issuance of long-term debt	—	45,000
Repayment of long-term debt	(10,000)	(15,000)
Cash dividends	(3,358)	(3,366)
Purchase of treasury stock	(1,372)	—
Treasury stock issued for employee stock plans	70	158
Net cash provided by financing activities	96,670	31,372
Net decrease in cash and cash equivalents	(461)	(3,153)
Cash and cash equivalents at beginning of year	12,740	16,456
Cash and cash equivalents at end of period	$12,279	$13,303

(Dollars in thousands)	Nine Months Ended September 30,
	2020	2019
Supplemental information:
Interest paid	$3,120	$3,329
Income tax paid	225	143
Supplemental schedule of noncash investing and financing activities:
Transfer of loans to repossessed vehicles	$29	$7
Right-of-Use assets obtained in exchange for lease obligations	—	556

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

In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2020 are not necessarily indicative of the results for the year ending December 31, 2020. For further information, refer to the consolidated financial statements and notes thereto included in Juniata Valley Financial Corp.’s Annual Report on Form 10-K (“Annual Report”) for the year ended December 31, 2019.

The Company has evaluated events and transactions occurring subsequent to the consolidated statement of financial condition date of September 30, 2020 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

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

3. ACCUMULATED OTHER COMPREHENSIVE INCOME

Components of accumulated other comprehensive income, net of tax, consisted of the following:

(Dollars in thousands)
September 30, 2020	Gains and (Losses) on Cash Flow Hedges	Unrealized Gains and (Losses) on Available for Sale Securities	Defined Benefit Pension Items	Total
Beginning balance, December 31, 2019	$—	$516	$—	$516
Current period other comprehensive income (loss):
Other comprehensive income (loss) before reclassification	(137)	4,133	—	3,996
Amounts reclassified from accumulated other comprehensive income	(17)	(668)	—	(685)
Net current period other comprehensive income (loss)	(154)	3,465	—	3,311
Ending balance, September 30, 2020	$(154)	$3,981	$—	$3,827

(Dollars in thousands)
December 31, 2019	Gains and (Losses) on Cash Flow Hedges	Unrealized Gains and (Losses) on Available for Sale Securities	Defined Benefit Pension Items	Total
Beginning balance, December 31, 2018	$—	$(2,647)	$(1,652)	$(4,299)
Current period other comprehensive income:
Other comprehensive income before reclassification	—	3,129	634	3,763
Amounts reclassified from accumulated other comprehensive income	—	34	1,101	1,135
Net current period other comprehensive income	—	3,163	1,735	4,898
Reclassification for ASU 2018-02	—	—	(83)	(83)
Ending balance, December 31, 2019	$—	$516	$—	$516

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

The following table sets forth the computation of basic and diluted earnings per share:

(Dollars in thousands, except earnings per share data)	Three Months Ended September 30,
	2020	2019
Net income	$1,606	$1,093
Weighted-average common shares outstanding	5,074	5,104
Basic earnings per share	$0.32	$0.21
Weighted-average common shares outstanding	$5,074	$5,104
Common stock equivalents due to effect of stock options	7	20
Total weighted-average common shares and equivalents	5,081	5,124
Diluted earnings per share	$0.32	$0.21

(Dollars in thousands, except earnings per share)	Nine months ended September 30,
	2020	2019
Net income	$4,249	$4,351
Weighted-average common shares outstanding	5,089	5,101
Basic earnings per share	$0.83	$0.85
Weighted-average common shares outstanding	$5,089	$5,101
Common stock equivalents due to effect of stock options	6	20
Total weighted-average common shares and equivalents	5,095	5,121
Diluted earnings per share	$0.83	$0.85

5. SECURITIES

Equity Securities

Equity securities owned by the Company consist of common stock of various financial services providers. ASC Topic 321, Investments – Equity Securities requires all equity securities within its scope to be measured at fair value with changes in fair value recognized in net income. As of September 30, 2020, the Company had $992,000 in equity securities recorded at fair value and $1,144,000 in equity securities recorded at fair value at December 31, 2019. The Company recorded a net gain of $2,000 and a net loss of $152,000 during the three and nine months ended September 30, 2020, respectively, and net losses of $19,000 and $4,000 during the three and nine months ended September 30, 2019, respectively, on the Consolidated Statements of Income as a result of  the change in fair value of the Company’s equity securities during the applicable period.

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

The Company’s available for sale investment portfolio includes primarily bonds issued by U.S. Government sponsored enterprises (approximately 1% of the investment portfolio), municipal bonds (approximately 2%), corporate debt securities (approximately 3%) and mortgage-backed securities issued by Government-sponsored entities and backed by residential mortgages (approximately 94%) as of September 30, 2020. Most of the municipal bonds are general obligation bonds with maturities or pre-refunding dates within 5 years.

The amortized cost and fair value of securities available for sale as of September 30, 2020 and December 31, 2019, by contractual maturity, are shown in the tables below. Expected maturities may differ from contractual maturities because the securities may be called or prepaid with or without prepayment penalties.

(Dollars in thousands)	September 30, 2020
			Gross	Gross
	Amortized	Fair	Unrealized	Unrealized
Debt Securities Available for Sale	Cost	Value	Gains	Losses
Type and Maturity
Obligations of U.S. Government sponsored enterprises
After five years but within ten years	$4,000	$4,011	$11	$—
	4,000	4,011	11	—
Obligations of state and political subdivisions
After one year but within five years	4,019	4,076	57	—
After five years but within ten years	2,789	2,974	185	—
	6,808	7,050	242	—
Corporate debt securities
Within one year	1,029	1,083	54	—
After five years but within ten years	7,061	7,555	502	(8)
	8,090	8,638	556	(8)
Mortgage-backed securities	272,916	277,149	4,373	(140)
Total	$291,814	$296,848	$5,182	$(148)

(Dollars in thousands)	December 31, 2019
			Gross	Gross
	Amortized	Fair	Unrealized	Unrealized
Debt Securities Available for Sale	Cost	Value	Gains	Losses
Type and Maturity
Obligations of U.S. Government sponsored enterprises
After one year but within five years	$14,998	$14,970	$1	$(29)
After five years but within ten years	6,000	5,950	—	(50)
	20,998	20,920	1	(79)
Obligations of state and political subdivisions
Within one year	1,020	1,024	4	—
After one year but within five years	2,810	2,823	13	—
After five years but within ten years	723	728	5	—
	4,553	4,575	22	—
Mortgage-backed securities	184,488	185,191	1,132	(429)
Total	$210,039	$210,686	$1,155	$(508)

Certain obligations of the U.S. Government and state and political subdivisions, as well as mortgage-backed securities are pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law. The carrying value of the pledged assets was $70,977,000 and $50,365,000 at September 30, 2020 and December 31, 2019, respectively.

In addition to cash received from the scheduled maturities of investment securities, some securities available for sale are sold or called at current market values during the course of normal operations.

The following table summarizes proceeds received from sales or calls of available for sale investment securities transactions and the resulting realized gains and losses during the nine months ended September 30, 2020 and 2019.

(Dollars in thousands)	Nine Months Ended
	September 30,
	2020	2019
Gross proceeds from sales and calls of securities	$48,565	$11,107
Securities available for sale:
Gross realized gains from sold and called securities	$875	$5
Gross realized losses from sold and called securities	(30)	(61)
Net gains (losses) from sales and calls of securities	$845	$(56)

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

The following tables show gross unrealized losses and fair values of debt securities available for sale, aggregated by category and length of time the individual securities have been in a continuous unrealized loss position at September 30, 2020 and December 31, 2019:

	Unrealized Losses at September 30, 2020
	Less Than 12 Months			12 Months or More			Total
(Dollars in thousands)	Number			Number			Number
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Corporate debt securities	1	$3,033	$(8)	—	$—	$—	1	$3,033	$(8)
Mortgage-backed securities	9	44,727	(140)	—	—	—	9	44,727	(140)
Total temporarily impaired securities	10	$47,760	$(148)	—	$—	$—	10	$47,760	$(148)

	Unrealized Losses at December 31, 2019
	Less Than 12 Months			12 Months or More			Total
(Dollars in thousands)	Number			Number			Number
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Obligations of U.S. Government sponsored enterprises	9	$16,919	$(79)	—	$—	$—	9	$16,919	$(79)
Mortgage-backed securities	13	47,466	(204)	16	22,049	(225)	29	69,515	(429)
Total temporarily impaired securities	22	$64,385	$(283)	16	$22,049	$(225)	38	$86,434	$(508)

At September 30, 2020, one corporate debt security and nine mortgage-backed securities had unrealized losses. None of these securities have been in a continuous loss position for twelve months or more. The mortgage-backed securities in the Company’s portfolio are government sponsored enterprise (“GSE”) pass-through instruments issued by the Federal National Mortgage Association (“FNMA”) or Federal Home Loan Mortgage Corporation (“FHLMC”), which guarantees the timely payment of principal on these investments.

The unrealized losses noted in the tables above are considered to be temporary impairments. The decline in the values of the debt securities is due only to interest rate fluctuations, rather than erosion of issuer credit quality. As a result, the payment of contractual cash flows, including principal repayment, is not at risk. Because the Company does not intend to sell the securities, does not believe the Company will be required to sell the securities before recovery and expects to recover the entire amortized cost basis, no debt securities were deemed to be other-than-temporarily impaired for the periods ended September 30, 2020 and December 31, 2019, respectively.

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

Real Estate - Construction Lending

The Company engages in real estate - construction lending in its primary market area and surrounding areas. The Company’s real estate - construction lending portfolio consists of commercial and residential site development loans, as well as commercial building construction and residential housing construction loans.

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

The Company is participating in the PPP, and as of September 30, 2020, has funded 508 PPP loans totaling $31,531,000, net of remaining deferred fees of $533,000. As of September 30, 2020, 454 of the Company’s PPP loans had maturity dates of two years, while the remaining 54 loans, totaling $698,000, had five year maturities. All the Company’s PPP loans are part of the commercial, financial and agricultural loan portfolio.

The SBA began approving PPP forgiveness applications and remitting forgiveness payments to PPP lenders for PPP borrowers on October 2, 2020. On October 8, 2020, the SBA, in consultation with the U.S. Treasury Department, released a simpler loan forgiveness application for PPP loans of $50,000 or less to streamline the PPP forgiveness process to provide financial and administrative relief to American’s smallest businesses and eased the burden on PPP lenders, allowing them to process forgiveness applications more swiftly. As of September 30, 2020, Juniata had 367 PPP loans, totaling $6,066,000, with a balance of $50,000 or less. As of September 30, 2020, Juniata had not yet submitted a forgiveness application on behalf of its PPP borrowers.

Loan Portfolio Classification

The following table presents the loan portfolio by class at September 30, 2020 and December 31, 2019.

(Dollars in thousands)
	September 30, 2020	December 31, 2019
Commercial, financial and agricultural	$71,859	$51,785
Real estate - commercial	121,527	126,613
Real estate - construction	62,142	46,459
Real estate - mortgage	142,998	150,538
Obligations of states and political subdivisions	15,601	16,377
Personal	6,627	8,818
Total	$420,754	$400,590

The following table summarizes the activity in the allowance for loan losses by loan class, for the three and nine months ended September 30, 2020 and 2019.

(Dollars in thousands)				Obligations
	Commercial,			of states
	financial and	Real estate-	Real estate-	and political	Real estate-
	agricultural	commercial	construction	subdivisions	mortgage	Personal	Total
Three Months Ended
September 30, 2020
Balance, beginning of period	$311	$878	$1,137	$22	$1,149	$61	$3,558
Provision for loan losses	(40)	(10)	145	(1)	(12)	5	87
Charge-offs	—	—	—	—	(3)	(10)	(13)
Recoveries	—	—	267	—	24	1	292
Balance, end of period	$271	$868	$1,549	$21	$1,158	$57	$3,924
September 30, 2019
Balance, beginning of period	$274	$1,038	$588	$22	$1,019	$74	$3,015
Provision for loan losses	(8)	—	(37)	1	(6)	4	(46)
Charge-offs	(2)	—	—	—	—	(11)	(13)
Recoveries	—	—	94	—	2	5	101
Balance, end of period	$264	$1,038	$645	$23	$1,015	$72	$3,057
Nine Months Ended
September 30, 2020
Balance, beginning of period	$321	$754	$718	$17	$1,081	$70	$2,961
Provision for loan losses	(50)	114	502	4	57	12	639
Charge-offs	—	—	—	—	(7)	(34)	(41)
Recoveries	—	—	329	—	27	9	365
Balance, end of period	$271	$868	$1,549	$21	$1,158	$57	$3,924
September 30, 2019
Balance, beginning of period	$275	$1,074	$558	$20	$1,035	$72	$3,034
Provision for loan losses	(12)	(335)	(200)	3	22	32	(490)
Charge-offs	(2)	(15)	—	—	(49)	(48)	(114)
Recoveries	3	314	287	—	7	16	627
Balance, end of period	$264	$1,038	$645	$23	$1,015	$72	$3,057

The following table summarizes loans by loan class, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of September 30, 2020 and December 31, 2019.

(Dollars in thousands)				Obligations
	Commercial,			of states
	financial and	Real estate-	Real estate-	and political	Real estate-
	agricultural	commercial	construction	subdivisions	mortgage	Personal	Total
September 30, 2020
Loans allocated by:
individually evaluated for impairment	$7	$1,187	$—	$—	$801	$—	$1,995
acquired with credit deterioration	—	348	—	—	644	—	992
collectively evaluated for impairment	71,852	119,992	62,142	15,601	141,553	6,627	417,767
	$71,859	$121,527	$62,142	$15,601	$142,998	$6,627	$420,754
Allowance for loan losses allocated by:
individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
acquired with credit deterioration	—	—	—	—	—	—	—
collectively evaluated for impairment	271	868	1,549	21	1,158	57	3,924
	$271	$868	$1,549	$21	$1,158	$57	$3,924
December 31, 2019
Loans allocated by:
individually evaluated for impairment	$—	$1,206	$—	$—	$1,296	$14	$2,516
acquired with credit deterioration	—	366	—	—	704	—	1,070
collectively evaluated for impairment	51,785	125,041	46,459	16,377	148,538	8,804	397,004
	$51,785	$126,613	$46,459	$16,377	$150,538	$8,818	$400,590
Allowance for loan losses allocated by:
individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
acquired with credit deterioration	—	—	—	—	—	—	—
collectively evaluated for impairment	321	754	718	17	1,081	70	2,961
	$275	$1,074	$558	$20	$1,035	$72	$2,961

The Company has certain loans in its portfolio that are considered to be impaired. It is the policy of the Company to recognize income on impaired loans that have been transferred to nonaccrual status on a cash basis, only to the extent that it exceeds anticipated principal balance recovery. Until an impaired loan is placed on nonaccrual status, income is recognized on the accrual basis. Collateral analysis is performed on each impaired loan at least quarterly, and results are used to determine if a specific reserve is necessary to adjust the carrying value of each individual loan down to the estimated fair value. Generally, specific reserves are carried against impaired loans based upon estimated collateral value until a confirming loss event occurs or until termination of the credit is scheduled through liquidation of the collateral or foreclosure. Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process at September 30, 2020 and December 31, 2019 totaled $207,000 and $248,000, respectively. Charge-offs will occur when a confirmed loss is identified. Professional appraisals of collateral, discounted for expected selling costs, appraisal age, economic conditions and other known factors, are used to determine the charge-off amount.

The following table summarizes information regarding impaired loans by portfolio class as of September 30, 2020 and December 31, 2019.

(Dollars in thousands)	As of September 30, 2020			As of December 31, 2019
	Recorded	Unpaid Principal	Related	Recorded	Unpaid Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
Impaired loans
With no related allowance recorded:
Commercial, financial and agricultural	$7	$7	$—	$—	$—	$—
Real estate - commercial	1,187	1,288	—	1,206	1,304	—
Acquired with credit deterioration	348	390	—	366	395	—
Real estate – construction	—	964	—	—	1,054	—
Real estate - mortgage	726	1,459	—	1,296	2,006	—
Acquired with credit deterioration	644	811	—	704	840	—
Personal	—	—	—	14	14	—
With an allowance recorded:
Real estate - mortgage	$75	$74	$—	$—	$—	$—
Total:
Commercial, financial and agricultural	$7	$7	$—	$—	$—	$—
Real estate - commercial	1,187	1,288	—	1,206	1,304	—
Acquired with credit deterioration	348	390	—	366	395	—
Real estate - construction	—	964	—	—	1,054	—
Real estate – mortgage	801	1,533	—	1,296	2,006	—
Acquired with credit deterioration	644	811	—	704	840	—
Personal	—	—	—	14	14	—
	$2,987	$4,993	$—	$3,586	$5,613	$—

The related allowance on the real estate – mortgage loan with an allowance recorded in the table above was immaterial as of September 30, 2020.

Average recorded investment of impaired loans and related interest income recognized for the three and nine months ended September 30, 2020 and 2019 are summarized in the tables below.

(Dollars in thousands)	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
	Average	Interest	Cash Basis	Average	Interest	Cash Basis
	Recorded	Income	Interest	Recorded	Income	Interest
	Investment	Recognized	Income	Investment	Recognized	Income
Impaired loans
With no related allowance recorded:
Commercial, financial and agricultural	$161	$—	$—	$750	$—	$12
Real estate - commercial	1,722	5	6	1,232	5	16
Acquired with credit deterioration	351	—	—	381	—	—
Real estate - mortgage	735	4	11	1,284	4	12
Acquired with credit deterioration	650	—	—	763	—	—
Personal	—	—	—	14	—	—
With an allowance recorded:
Real estate - mortgage	$75	$—	$—	$—	$—	$—
Total:
Commercial, financial and agricultural	$161	$—	$—	$750	$—	$12
Real estate - commercial	1,722	5	6	1,232	5	16
Acquired with credit deterioration	351	—	—	381	—	—
Real estate - mortgage	810	4	11	1,284	4	12
Acquired with credit deterioration	650	—	—	763	—	—
Personal	—	—	—	14	—	—
	$3,694	$9	$17	$4,424	$9	$40

(Dollars in thousands)	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
	Average	Interest	Cash Basis	Average	Interest	Cash Basis
	Recorded	Income	Interest	Recorded	Income	Interest
	Investment	Recognized	Income	Investment	Recognized	Income
Impaired Loans
With no related allowance recorded:
Commercial, financial and agricultural	$310	$—	$—	$369	$22	$12
Real estate - commercial	2,405	15	26	1,066	40	16
Acquired with credit deterioration	355	—	—	460	—	—
Real estate - construction	—	—	—	14	—	—
Real estate - mortgage	939	12	33	1,238	13	35
Acquired with credit deterioration	669	—	—	860	—	—
Personal	3	—	—	16	—	—
With an allowance recorded:
Real estate - mortgage	$106	$—	$—	$—	$—	$—
Total:
Commercial, financial and agricultural	$310	$—	$—	$369	$22	$12
Real estate - commercial	2,405	15	26	1,066	40	16
Acquired with credit deterioration	355	—	—	460	—	—
Real estate - construction	—	—	—	14	—	—
Real estate - mortgage	1,045	12	33	1,238	13	35
Acquired with credit deterioration	669	—	—	860	—	—
Personal	3	—	—	16	—	—
	$4,787	$27	$59	$4,023	$75	$63

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net, due to immateriality. For purposes of this disclosure, the unpaid principal balance is not reduced for partial charge-offs. Loans on which the accrual of interest has been discontinued are designated as non-accrual loans. Accrual of interest on loans is generally discontinued when the contractual payment of principal or interest has become 90 days past due or reasonable doubt exists as to the full, timely collection of principal or interest. However, it is the Company’s policy to continue to accrue interest on loans over 90 days past due as long as (1) they are guaranteed or well secured and (2) there is an effective means of timely collection in process. When a loan is placed on non-accrual status, all unpaid interest credited to income in the current year is reversed against current period income, and unpaid interest accrued in prior years is charged against the allowance for loan losses. Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. Generally, accruals are resumed on loans only when the obligation is brought fully current with respect to interest and principal, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectability of the total contractual principal and interest is no longer in doubt. The Company’s nonaccrual and charge-off policies are the same, regardless of the loan type.

The following table presents nonaccrual loans by classes of the loan portfolio as of September 30, 2020 and December 31, 2019.

(Dollars in thousands)
	September 30, 2020	December 31, 2019
Non-accrual loans:
Commercial, financial and agricultural	$7	$—
Real estate - commercial	887	903
Real estate - mortgage	433	902
Personal	—	14
Total	$1,327	$1,819

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. Past due status is determined by the contractual terms of the loan. The following tables present the classes of the loan portfolio summarized by the past due status as of September 30, 2020 and December 31, 2019.

							Loans
							Past Due
							Greater
(Dollars in thousands)				Greater			than 89
		30‑59 Days	60‑89 Days	than 89	Total Past		Days and
	Current	Past Due(2)	Past Due	Days	Due	Total Loans	Accruing(1)
As of September 30, 2020
Commercial, financial and agricultural	$71,859	$—	$—	$—	$—	$71,859	$—
Real estate - commercial	121,136	—	—	43	43	121,179	—
Real estate - construction	61,969	—	—	173	173	62,142	173
Real estate - mortgage	141,732	86	253	283	622	142,354	134
Obligations of states and political subdivisions	15,601	—	—	—	—	15,601	—
Personal	6,609	18	—	—	18	6,627	—
Subtotal	418,906	104	253	499	856	419,762	307
Loans acquired with credit deterioration
Real estate - commercial	348	—	—	—	—	348	—
Real estate - mortgage	418	134	—	92	226	644	92
Subtotal	766	134	—	92	226	992	92
	$419,672	$238	$253	$591	$1,082	$420,754	$399

							Loans
							Past Due
							Greater
(Dollars in thousands)				Greater			than 89
		30‑59 Days	60‑89 Days	than 89	Total Past		Days and
	Current	Past Due(2)	Past Due	Days	Due	Total Loans	Accruing(1)
As of December 31, 2019
Commercial, financial and agricultural	$51,725	$60	$—	$—	$60	$51,785	$—
Real estate - commercial	126,180	19	—	48	67	126,247	—
Real estate - construction	46,172	287	—	—	287	46,459	—
Real estate - mortgage	148,366	348	149	971	1,468	149,834	359
Obligations of states and political subdivisions	16,377	—	—	—	—	16,377	—
Personal	8,725	55	—	38	93	8,818	24
Subtotal	397,545	769	149	1,057	1,975	399,520	383
Loans acquired with credit deterioration
Real estate - commercial	366	—	—	—	—	366	—
Real estate - mortgage	330	371	—	3	374	704	3
Subtotal	696	371	—	3	374	1,070	3
	$398,241	$1,140	$149	$1,060	$2,349	$400,590	$386
(1)	These loans are guaranteed, or well-secured, and there is an effective means of collection in process.
(2)	Loans are considered past due when the borrower is in arrears on two or more monthly payments.

Troubled Debt Restructurings

The following tables summarize information regarding troubled debt restructurings by loan portfolio class at September 30, 2020 and December 31, 2019.

(Dollars in thousands)		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding
	Contracts	Recorded Investment	Recorded Investment	Recorded Investment
As of September 30, 2020
Accruing troubled debt restructurings:
Real estate - commercial	1	$306	$326	$302
Real estate - mortgage	7	488	516	367
	8	$794	$842	$669

(Dollars in thousands)		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding
	Contracts	Recorded Investment	Recorded Investment	Recorded Investment
As of December 31, 2019
Accruing troubled debt restructurings:
Real estate - commercial	1	$306	$326	$306
Real estate - mortgage	7	488	516	397
	8	$794	$842	$703

The Company’s troubled debt restructurings are also impaired loans, which may result in a specific allocation and subsequent charge-off if appropriate. As of September 30, 2020, there were no specific reserves carried for troubled debt restructured loans. There were no troubled debt restructured loans in default within 12 months of restructure during the three or nine months ended September 30, 2020. One troubled debt restructured loan for $314,000 was in default within 12 months of restructure during the three and nine months ended September 30, 2019. On December 31, 2019, there were no specific reserves carried for the troubled debt restructurings, nor any charge-offs related to the troubled debt restructured loans. The amended terms of the restructured loans vary, and may include interest rates that have been reduced, principal payments that have been reduced or deferred for a period of time and/or maturity dates that have been extended.

There were no loan terms modified resulting in troubled debt restructuring during the three and nine months ended September 30, 2020, nor during the three months ended September 30, 2019. The following table lists the loan whose terms were modified resulting in a troubled debt restructuring during the nine months ended September 30, 2019.

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

On April 7, 2020, the federal banking supervisory agencies issued a Revised Interagency Statement on Loan Modifications by Financial Institutions Working with Customers Affected by the Coronavirus (“Interagency Statement”). The interagency statement offers some practical expedients for evaluating whether loan modifications that occur in response to the COVID-19 pandemic are TDRs. A lender can conclude that a borrower is not experiencing financial difficulty if either (1) short-term (i.e. six months) modifications are made in response to COVID-19, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant related to loans in which the borrower is less than 30 days past due on its contractual payments at the time a modification program is implemented, or (2) the modification or deferral program is mandated by the federal government or a state government (e.g., a state program that requires all institutions within that state to suspend mortgage payments for a specified period). Accordingly, any loan modification made in response to the COVID-19 pandemic that meets either of these practical expedients would not be considered a TDR because the borrower is not experiencing financial difficulty.

On August 3, 2020, the Federal Financial Institutions Examination Council (“FFIEC”) issued the Joint Statement on Additional Loan Accommodations Related to COVID-19 to provide prudent risk management and consumer protection principles for financial institution to consider while working with borrowers as loans near the end of initial loan accommodation periods applicable during the pandemic. In determining whether to offer additional accommodations options to a borrower, it is generally appropriate for the financial institution to assess each loan based upon the fundamental risk characteristics affecting the collectability of that particular credit, including evaluating the borrower’s financial condition and repayment capacity, as well as assessing whether current conditions have affected collateral values or the strength of guarantees, if applicable. If a financial institution elects to account for a loan modification under Section 4013 of the CARES Act, an additional loan modification could also be eligible under Section 4013 if (1) related to the COVID event; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (a) 60 days after the date of termination of the National Emergency or (b) December 31, 2020. If a financial institution does not elect to account for a loan modification under Section 4013, an additional modification should be viewed cumulatively in determining whether the additional modification is a TDR. If a loan modification was previously elected under the Interagency Statement, subsequent qualifying loan modifications may be accounted for under Section 4013 of the CARES Act.

During the nine month period ending on September 30, 2020, Juniata approved interest and/or principal payment deferrals on 237 loans totaling $90,227,000 for individuals and businesses affected by the economic impacts of COVID-19. As of September 30, 2020, 228 of these payment deferral loans, totaling $78,454,000, completing the agreed-upon deferment period and returned to normal debt service. Three of these loans, totaling $111,000, were delinquent at September 30, 2020. The remaining nine payment deferral loans, totaling $11,773,000, consisted primarily of commercial real estate loans for the hospitality and fitness/recreation industries within their second deferral period as of September 30, 2020. None of the borrowers approved for these designated deferrals were delinquent as of March 20, 2020, the date on which the Company’s COVID-19 Modification Program went into effect, and the loan modifications are not considered to be troubled-debt restructures under Section 4013.

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

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of September 30, 2020 and December 31, 2019. The increase in the special mention category at September 30, 2020 compared to December 31, 2019 was predominantly the result of downgrading four participated hospitality and recreational facility relationships, totaling $20,000,000, from pass to special mention in 2020. Partially offsetting this increase was the payoff of a $4,800,000 special mention relationship during 2020.

(Dollars in thousands)		Special
As of September 30, 2020	Pass	Mention	Substandard	Doubtful	Total
Commercial, financial and agricultural	$70,263	$1,047	$549	$—	$71,859
Real estate - commercial	109,233	4,177	8,074	43	121,527
Real estate - construction	44,709	16,968	465	—	62,142
Real estate - mortgage	141,252	302	1,392	52	142,998
Obligations of states and political subdivisions	15,601	—	—	—	15,601
Personal	6,627	—	—	—	6,627
Total	$387,685	$22,494	$10,480	$95	$420,754

(Dollars in thousands)		Special
As of December 31, 2019	Pass	Mention	Substandard	Doubtful	Total
Commercial, financial and agricultural	$46,725	$4,080	$980	$—	$51,785
Real estate - commercial	113,851	5,668	7,046	48	126,613
Real estate - construction	44,954	287	1,218	—	46,459
Real estate - mortgage	148,164	327	1,951	96	150,538
Obligations of states and political subdivisions	16,377	—	—	—	16,377
Personal	8,804	—	14	—	8,818
Total	$378,875	$10,362	$11,209	$144	$400,590

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

Total goodwill at September 30, 2020 and December 31, 2019 was $9,047,000. Goodwill is not amortized but is tested annually for impairment or more frequently if certain events occur which might indicate goodwill has been impaired. Due to the severe economic impact of COVID-19, testing was performed as of March 31, 2020, and management concluded that no impairment of goodwill existed as of that date. No goodwill impairment test was conducted at September 30, 2020 because the Company’s stock was trading above book value per share and there were no other circumstances indicating impairment may exist.

Intangible Assets

On November 30, 2015, a core deposit intangible in the amount of $303,000 associated with the FNBPA Bancorp, Inc. acquisition was recorded and is being amortized over a ten-year period using a sum of the year’s digits basis. Amortization expense recognized for the intangibles related to the FNBPA acquisition in the three and nine months ended September 30, 2020 was $8,000 and $24,000, respectively.

On April 30, 2018, a core deposit intangible in the amount of $289,000 associated with the Liverpool Community Bank acquisition was recorded and is being amortized over a ten-year period using a sum of the year’s digit basis. Amortization expense recognized for the intangible related to the Liverpool Community Bank acquisition in the three and nine months ended September 30, 2020 was $11,000 and $33,000, respectively.

The following table shows the amortization schedule for each of the intangible assets recorded.
(Dollars in thousands)	FNBPA	LCB
	Acquisition	Acquisition
	Core	Core
	Deposit	Deposit
	Intangible	Intangible
Beginning Balance at Acquisition Date	$303	$289
Amortization expense recorded prior to January 1, 2019	152	35
Amortization expense recorded in the twelve months
ended December 31, 2019	38	49
Unamortized balance as of December 31, 2019	113	205
Amortization expense recorded in the
nine months ended September 30, 2020	24	33
Unamortized balance as of September 30, 2020	$89	$172

Scheduled remaining amortization expense for years ended:
December 31, 2020	$9	$11
December 31, 2021	27	39
December 31, 2022	22	33
December 31, 2023	16	28
December 31, 2024	10	23
After December 31, 2024	5	38

8. BORROWINGS

Borrowings consisted of the following as of September 30, 2020 and December 31, 2019.

(Dollars in thousands)	September 30,	December 31,
	2020	2019
Securities sold under agreements to repurchase	$4,575	$3,429
Overnight advances with FHLB	—	9,700
Short-term debt with FHLB	20,000	—
Federal Reserve Bank advances	31,298	—
Long-term debt with FHLB	35,000	45,000
	$90,873	$58,129

Borrowings increased $32,744,000, or 56.3%, at September 30, 2020 compared to December 31, 2019. The Company executed a three-year cash flow hedge on $20,000,000 in three-month advances from the FHLB in the second quarter of 2020, which it renewed in the third quarter of 2020. The Company also began participating in the Federal Reserve Bank’s Paycheck Protection Program Liquidity Facility (“PPPLF”) during the second quarter and received $31,298,000 in advances. As of September 30, 2020, such advances remained outstanding. The advances are collateralized by the PPP loans granted by the Company. The maturity date of the PPPLF advance equals the maturity date of the underlying PPP loans pledged to secure the extension of credit. The maturity date of the PPPLF’s extension of credit will be accelerated if an underlying PPP loan goes into default if the Company sells the PPP loan to the SBA to realize on the SBA guarantee. The maturity date of the PPPLF’s extension of credit also will be accelerated to the extent of any loan forgiveness reimbursement received by the Company from the SBA. The interest rate on the advances is fixed at 0.35%.

Long-term debt is comprised only of FHLB advances with an original maturity of one year or more. In April 2020, Juniata executed a balance sheet strategy by repaying $10,000,000 in FHLB long-term advances, at a weighted average rate of 2.75%, to create a smaller, more efficient balance sheet. A prepayment penalty of $524,000 was incurred. The following table summarizes the scheduled maturities of the remaining long-term debt as of September 30, 2020.

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

The following tables summarize assets and liabilities measured at fair value as of September 30, 2020 and December 31, 2019 segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value. There were no transfers of assets between fair value Level 1 and Level 2 during the nine months ended September 30, 2020 or 2019.

	(Level 1)	(Level 2)	(Level 3)
	Quoted Prices in	Significant	Significant
(Dollars in thousands)	Active Markets	Other	Other
	for Identical	Observable	Unobservable
September 30, 2020	Assets	Inputs	Inputs	Total
Assets measured at fair value on a recurring basis:
Debt securities available for sale:
Obligations of U.S. Government agencies and corporations	$—	$4,011	$—	$4,011
Obligations of state and political subdivisions	—	7,050	—	7,050
Corporate debt securities	—	8,638	—	8,638
Mortgage-backed securities	—	277,149	—	277,149
Total debt securities available for sale	$—	$296,848	$—	$296,848
Equity securities	$992	$—	$—	$992
Mortgage servicing rights	$—	$—	$164	$164
Liabilities measured at fair value on a recurring basis:
Interest rate swaps	$—	$195	$—	$195

Assets measured at fair value on a non-recurring basis:
Impaired loans	$—	$—	$95	$95

	(Level 1)	(Level 2)	(Level 3)
	Quoted Prices in	Significant	Significant
(Dollars in thousands)	Active Markets	Other	Other
	for Identical	Observable	Unobservable
December 31, 2019	Assets	Inputs	Inputs	Total
Assets measured at fair value on a recurring basis:
Debt securities available for sale:
Obligations of U.S. Government agencies and corporations	$—	$20,920	$—	$20,920
Obligations of state and political subdivisions	—	4,575	—	4,575
Mortgage-backed securities	—	185,191	—	185,191
Total debt securities available for sale	$—	$210,686	$—	$210,686
Equity securities	$1,144	$—	$—	$1,144
Mortgage servicing rights	$—	$—	$180	$180

Assets measured at fair value on a non-recurring basis:
Impaired loans	$—	$—	$144	$144

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

The estimated fair values of the Company’s financial instruments are as follows:

	Financial Instruments
(Dollars in thousands)	September 30, 2020		December 31, 2019
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and due from banks	$11,135	$11,135	$12,658	$12,658
Interest bearing deposits with banks	1,144	1,144	82	82
Interest bearing time deposits with banks	735	735	2,210	2,210
Securities	297,840	297,840	211,830	211,830
Restricted investment in bank stock	3,449	N/A	3,442	N/A
Loans, net of allowance for loan losses	416,830	418,497	397,629	403,359
Accrued interest receivable	2,656	2,656	1,607	1,607

Financial liabilities:
Non-interest bearing deposits	$159,512	$159,512	$134,703	$134,703
Interest bearing deposits	441,014	445,648	397,234	399,848
Securities sold under agreements to repurchase	4,575	N/A	3,429	N/A
Short-term borrowings	20,000	20,000	9,700	9,700
FRB advances	31,298	31,298	—	—
Long-term debt	35,000	37,374	45,000	45,809
Interest rate swaps	195	195	—	—
Other interest bearing liabilities	1,563	1,564	1,603	1,603
Accrued interest payable	435	435	473	473

Off-balance sheet financial instruments:
Commitments to extend credit	$—	$—	$—	$—
Letters of credit	—	—	—	—

The following tables present the carrying amount, fair value and placement in the fair value hierarchy of the Company’s financial instruments not previously disclosed as of September 30, 2020 and December 31, 2019. The tables exclude financial instruments for which the carrying amount approximates fair value.

			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices in	Significant	Significant
(Dollars in thousands)			Active Markets	Other	Other
	Carrying		for Identical	Observable	Unobservable
	Amount	Fair Value	Assets or Liabilities	Inputs	Inputs
September 30, 2020
Financial instruments - Assets
Interest bearing time deposits with banks	$735	$735	$—	$735	$—
Loans, net of allowance for loan losses	416,830	418,497	—	—	418,497
Financial instruments - Liabilities
Interest bearing deposits	$441,014	$445,648	$—	$445,648	$—

Long-term debt	35,000	37,374	—	37,374	—
Other interest bearing liabilities	1,563	1,564	—	1,564	—

			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices in	Significant	Significant
(Dollars in thousands)			Active Markets	Other	Other
	Carrying		for Identical	Observable	Unobservable
	Amount	Fair Value	Assets or Liabilities	Inputs	Inputs
December 31, 2019
Financial instruments - Assets
Interest bearing time deposits with banks	$2,210	$2,210	$—	$2,210	$—
Loans, net of allowance for loan losses	397,629	403,359	—	—	403,359
Financial instruments - Liabilities
Interest bearing deposits	$397,234	$399,848	$—	$399,848	$—
Long-term debt	45,000	45,809	—	45,809	—
Other interest bearing liabilities	1,603	1,603	—	1,603	—

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

There was no pension expense recorded during the three and nine months ended September 30, 2020. Pension expense included the following components for the three and nine months ended September 30, 2019:

	Three Months Ended	Nine Months Ended
(Dollars in thousands)	September 30,	September 30,
	2019	2019
Components of net periodic pension cost:
Interest cost	$49	$299
Expected return on plan assets	66	(182)
Recognized net actuarial loss	943	1,277
Net periodic pension cost	1,058	1,394
Total recognized in other comprehensive income	(1,863)	(2,197)
Total recognized in net periodic pension cost and other comprehensive income	$(805)	$(803)

There was no pension activity during the nine months ended September 30, 2020. Information pertaining to the activity in the defined benefit plan during the nine months ended September 30, 2019 is as follows:

(Dollars in thousands)	Nine Months Ended
September 30, 2019
Change in projected benefit obligation ("PBO")
PBO at beginning of year	$12,555
Interest cost	299
Change in assumptions	1,477
Actuarial loss	(1,326)
Group annuity purchase	(9,021)
Settlement payments	(3,569)
Benefits paid	(415)
PBO at end of period	$—
Change in plan assets
Fair value of plan assets at beginning of year	$12,182
Actual return on plan assets, net of expenses	1,254
Employer contribution	—
Group annuity purchase	(9,021)
Settlement payments	(3,569)
Benefits paid	(415)
Benefits transferred to 401(k) Plan	(431)
Fair value of plan assets at end of period	$—
Funded status, included in other (liabilities) assets	$—

Amounts recognized in accumulated comprehensive loss before income taxes consist of:
Unrecognized actual loss	$—
Accumulated benefit obligation	$—

11. COMMITMENTS, CONTINGENT LIABILITIES AND GUARANTEES

In the ordinary course of business, the Company makes commitments to extend credit to its customers through letters of credit, loan commitments and lines of credit. At September 30, 2020, the Company had $113,978,000 outstanding in loan commitments and other unused lines of credit extended to its customers as compared to $110,485,000 at December 31, 2019.

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its letters of credit. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third-party. Generally, financial and performance standby letters of credit have expiration dates within one year of issuance, while commercial letters of credit have longer term commitments. The credit risk involved in issuing letters of credit is essentially the same as the risks that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. The Company had outstanding $3,151,000 and $2,624,000 of financial and performance standby letters of credit commitments as of September 30, 2020 and December 31, 2019, respectively. Commercial letters of credit as of September 30, 2020 and December 31, 2019 totaled $7,975,000 and $7,725,000, respectively. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The amount of the liability as of September 30, 2020 for payments under letters of credit issued was not material. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk.

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

Interest rate swaps with a notional amount totaling $40,000,000 as of September 30, 2020, were designated as cash flow hedges on certain FHLB advances. Because the interest rate swap agreements did not commence until the second quarter of 2020, there was no notional value as of December 31, 2019. The interest rate swaps were determined to be fully effective during the period presented, and as such, no amount of ineffectiveness has been included in net income. The aggregate fair value of the swaps is recorded in either other assets or other liabilities on the Consolidated Statements of Condition with changes in fair value recorded in other comprehensive income. The Company expects the hedges to remain fully effective during the remaining terms of the swaps.

The Company presents derivative positions gross on the balance sheet. The following table reflects the derivatives recorded on the Consolidated Statements of Condition as of September 30, 2020.

(Dollars in thousands)	September 30, 2020
	Notional	Fair
	Amount	Value
Included in other liabilities:
Derivatives designated as hedges:
Interest rate swap - pay fixed / receive floating on 3-month FHLB advance	$20,000	$(118)
Interest rate swaps - forward-starting on long-term FHLB advances	20,000	(77)
Total included in other liabilities		$(195)

The effect of cash flow hedge accounting on accumulated other comprehensive income for the period ended September 30, 2020 is as follows:

(Dollars in thousands)	September 30, 2020
	Amount of Gain	Location of Gain	Amount of Gain
	(Loss) Recognized in	(Loss) Reclassified	(Loss) Reclassified
	OCI on Derivatives	from OCI into Income	from OCI into Income
Interest rate contracts	$(154)	Interest expense on short-term borrowings and repurchase agreements	$21

The effect of cash flow hedge accounting on the Consolidated Statements of Income for the three and nine months ended September 30, 2020 was as follows:

Location and Amount of Gain or Loss Recognized in Income on Fair Value and Cash Flow Hedging Relationships

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2020		September 30, 2020
	Interest	Other	Interest	Other
	Income	Income	Income	Income
	(Expense)	(Expense)	(Expense)	(Expense)
Effects of cash flow hedging:
Gain on cash flow hedging relationships:
Amount reclassified from AOCI into income	$(1)	$—	$21	$—
Total	$(1)	$—	21	—

13. SUBSEQUENT EVENTS

On October 20, 2020, the Board of Directors declared a cash dividend of $0.22 per share to shareholders of record on November 16, 2020, payable on December 1, 2020.

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

COVID-19 and the CARES Act:

On March 13, President Trump declared a National Emergency due to the spread of COVID-19 in the United States. Subsequently, businesses in Pennsylvania deemed non-essential were required to close and economic activity in the Company’s markets slowed dramatically.

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

On August 3, 2020, the Federal Financial Institutions Examination Council (“FFIEC”) issued the Joint Statement on Additional Loan Accommodations Related to COVID-19 to provide prudent risk management and consumer protection principles for financial institution to consider while working with borrowers as loans near the end of initial loan accommodation periods applicable during the pandemic. If a financial institution elects to account for a loan modification under Section 4013 of the CARES Act, an additional loan modification could also be eligible under Section 4013. If a financial institution does not elect to account for a loan modification under Section 4013, an additional modification should be viewed cumulatively in determining whether the additional modification is a TDR. If a loan modification was previously elected under the Interagency Statement, subsequent qualifying loan modifications may be accounted for under Section 4013 of the CARES Act.

As part of the CARES Act and in recognition of the challenging circumstances faced by small businesses, Congress created the Paycheck Protection Program (“PPP”), in which the Company is a participating lender. PPP covered loans are fully guaranteed as to principal and accrued interest by the SBA, and therefore, require a zero percent risk weight for risk-based capital requirements. The SBA reimburses PPP lenders for any amount of a PPP covered loan that is forgiven. PPP lenders are not held liable for any representations made by PPP borrowers in connection with a borrower's request for PPP covered loan forgiveness.

To provide liquidity to small business lenders and the broader credit markets, and to help stabilize the financial system, on April 7, 2020, the Federal Reserve Banks extended credit under the Paycheck Protection Program Liquidity Facility (“PPPLF”). Under the PPPLF, each Federal Reserve Bank can extend non-recourse loans to institutions eligible to make PPP covered loans. Under the PPPLF, only PPP covered loans guaranteed by the SBA under the Paycheck Protection Program with respect to both principal and interest and that are originated by an eligible institution may be pledged as collateral to the Federal Reserve Banks. The Company was approved and subsequently received $31,298,000 in PPPLF advances, with such advances remaining outstanding at September 30, 2020.

The SBA began approving PPP forgiveness applications and remitting forgiveness payments to PPP lenders for PPP borrowers on October 2, 2020. On October 8, 2020, the SBA, in consultation with the U.S. Treasury Department, released a simpler loan forgiveness application for PPP loans of $50,000 or less to streamline the PPP forgiveness process to provide financial and administrative relief to American’s smallest businesses and eased the burden on PPP lenders, allowing them to process forgiveness applications more swiftly. As of September 30, 2020, Juniata funded 508 PPP loans through the SBA, for a total of $31,531,000. At September 30, 2020, Juniata had 367 PPP loans, totaling $6,066,000, with a balance of $50,000 or less. As of September 30, 2020, Juniata had not yet submitted a forgiveness application on behalf of its PPP borrowers.

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

General:

The following discussion relates to the consolidated financial condition of the Company as of September 30, 2020, compared to December 31, 2019, and the consolidated results of operations for the three and nine months ended September 30, 2020, compared to the same periods in 2019. This discussion should be read in conjunction with the interim consolidated financial statements and related notes included herein.

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

Financial Condition:

Total assets as of September 30, 2020, were $775,092,000, an increase of $104,460,000, or 15.6%, compared to December 31, 2019. Comparing asset balances at September 30, 2020 and December 31, 2019, debt securities available for sale increased by $86,162,000, mainly driven by a $68,589,000 increase in deposits due deposits of government payments and decreased consumer spending. Over the same period, loans increased by $20,164,000, predominantly due to PPP loan funding. Short-term debt increased by $11,446,000 at September 30, 2020 compared to year-end 2019, while long-term debt declined by $10,000,000 over the same period. Additionally, advances from the Federal Reserve Bank increased $31,298,000 as of September 30, 2020 compared to December 31, 2019 due to Juniata’s participation in the

PPPLF. Stockholders’ equity increased by $2,994,000 at September 30, 2020 compared to December 31, 2019 primarily due to an increase in unrealized gains on debt securities.

The table below shows changes in deposit volumes by type of deposit between December 31, 2019 and September 30, 2020.

(Dollars in thousands)	September 30,	December 31,	Change
	2020	2019	$	%
Deposits:
Demand, non-interest bearing	$159,512	$134,703	$24,809	18.4%
Interest bearing demand and money market	175,729	150,157	25,572	17.0
Savings	112,827	96,980	15,847	16.3
Time deposits, $250,000 and more	11,228	6,923	4,305	62.2
Other time deposits	141,230	143,174	(1,944)	(1.4)
Total deposits	$600,526	$531,937	$68,589	12.9%

Total loans increased $20,164,000, or 5.0%, between December 31, 2019 and September 30, 2020. The Company is participating in the PPP established through the CARES Act, and, as of September 30, 2020, funded 508 PPP loans through the SBA, for a total of $31,531,000, net of remaining deferred fees of $533,000. All the Company’s PPP loans are part of the commercial, financial and agricultural loan portfolio. While PPP loan origination activity was significant, paydowns exceeded non-PPP loan production. As shown in the table below, most of the decline was in real estate - commercial and mortgage loans, as well as personal loans. These declines were partially offset by increases in commercial, financial and agricultural and real estate - construction loans.

(Dollars in thousands)	September 30,	December 31,	Change
	2020	2019	$	%
Loans:
Commercial, financial and agricultural	$71,859	$51,785	$20,074	38.8%
Real estate - commercial	121,527	126,613	(5,086)	(4.0)
Real estate - construction	62,142	46,459	15,683	33.8
Real estate - mortgage	142,998	150,538	(7,540)	(5.0)
Obligations of states and political subdivisions	15,601	16,377	(776)	(4.7)
Personal	6,627	8,818	(2,191)	(24.8)
Total loans	$420,754	$400,590	$20,164	5.0%

A summary of the activity in the allowance for loan losses for each of the nine month periods ended September 30, 2020 and 2019 is presented below.

(Dollars in thousands)	Nine months ended September 30,
	2020	2019
Balance of allowance - January 1	$2,961	$3,034
Loans charged off	(41)	(114)
Recoveries of loans previously charged off	365	627
Net recoveries	324	513
Provision for loan losses	639	(490)
Balance of allowance - end of period	$3,924	$3,057

Ratio of net recoveries during period to average loans outstanding	(0.08)%	(0.12)%

The $963,000 increase in the allowance at September 30, 2020 compared to December 31, 2019 was the result of the additional probability of losses inherent in the loan portfolio, particularly in segments most affected by the economic conditions resulting from the COVID-19 pandemic, such as hospitality, restaurants, and recreational facilities. Additional consideration was also included for estimated elevated losses within the COVID-19 deferral loan pool.

As of September 30, 2020, 30 loans (exclusive of loans acquired with existing credit deterioration) with aggregate outstanding balances of $1,995,000 were individually evaluated for impairment. A collateral analysis was performed on each of these loans to establish a portion of the reserve needed to carry the impaired loans at fair value. There was one loan for $75,000 determined to have insufficient collateral at September 30, 2020, requiring the establishment of an immaterial reserve.

As of September 30, 2020, there were $22,494,000 in special mention loans compared to $10,362,000 at December 31, 2019. The majority of this increase was caused by the downgrading of four hospitality and recreational facility participated relationships, totaling $20,000,000, from pass to special mention in 2020. The increase was partially offset by the payoff of a $4,800,000 special mention relationship during 2020. As of September 30, 2020, there were $10,480,000 in substandard loans compared to $11,209,000 at December 31, 2019, and $95,000 in doubtful loans at September 30, 2020 compared to $144,000 at December 31, 2019.

Management believes the reserves carried are adequate to cover probable incurred losses related to these relationships as of September 30, 2020. However, there are uncertainties about the lasting effects of the COVID-19 impact on the economy. Such effects could have a material impact on future results of operations if businesses are not able to remain solvent and unemployment remains at elevated levels. We believe we have sufficient liquidity, capital and loss allowance reserves to withstand losses that may occur, but we continue to closely monitor the financial strength of borrowers whose ability to comply with repayment terms may become permanently impaired.

The following is a summary of the Bank’s non-performing loans on September 30, 2020 compared to December 31, 2019.

	September 30, 2020	December 31, 2019
Non-performing loans
Non-accrual loans	$1,327	$1,819
Accruing loans past due 90 days or more, exclusive of loans acquired with credit deterioration	307	383
Total	$1,634	$2,202

Loans outstanding	$420,754	$400,590

Ratio of non-performing loans to loans outstanding	0.39%	0.55%

Total non-performing loans at September 30, 2020 decreased $568,000 over total non-performing loans at December 31, 2019 predominantly due to the payoff and successful resolution of former non-accrual loans in 2020.

The Company has approved interest and/or principal payment deferrals on loans for individuals and businesses affected by the economic impacts of the COVID-19 pandemic. As of September 30, 2020, Juniata approved interest and/or principal payment deferrals on 237 loans, totaling $90,227,000, for individuals and businesses affected by the economic impacts of COVID-19. As none of the borrowers approved for these designated deferrals were delinquent as of March 20, 2020, the date on which the Company’s COVID-19 Modification Program went into effect, and the modification terms are short-term, the loan modifications are not considered to be troubled-debt restructures under the interagency statement guidance.

As of September 30, 2020, 228 of these payment deferral loans, totaling $78,454,000, have completed the agreed-upon deferment period and have returned to normal debt service. Three of these loans, totaling $111,000, were delinquent at

September 30, 2020. The loans that remain in payment deferment consist primarily of commercial real estate loans for the hospitality and fitness/recreation industries.

Stockholders’ equity increased from December 31, 2019 to September 30, 2020 by $2,994,000, or 4.1%, mainly due to an increase in net unrealized gains resulting from the change in market value of debt securities available for sale.

Subsequent to September 30, 2020, the following event took place:

On October 20, 2020, the Board of Directors declared a cash dividend of $0.22 per share to shareholders of record on November 16, 2020, payable on December 1, 2020.

Comparison of the Three Months Ended September 30, 2020 and 2019

Operations Overview:

Net income for the third quarter of 2020 was $1,606,000, an increase of $513,000 when compared to the third quarter of 2019. Basic and diluted earnings per share were $0.32 in the third quarter of 2020 compared to basic and diluted earnings per share of $0.21 in the third quarter of 2019.

Annualized return on average equity for the three months ended September 30, 2020 was 8.36%, compared to the annualized return on average equity of 6.00% for the same period in 2019. For the three months ended September 30, 2020, annualized return on average assets was 0.82% in 2020, compared to 0.66% in 2019.

Presented below are selected key ratios for the two periods:

	Three Months Ended
	September 30,
	2020	2019
Return on average assets (annualized)	0.82%	0.66%
Return on average equity (annualized)	8.36%	6.00%
Average equity to average assets	9.84%	10.99%
Non-interest income, excluding gain/loss on sales and calls of securities and change in value of equity securities, as a percentage of average assets (annualized)	0.60%	0.73%
Non-interest expense as a percentage of average assets (annualized)	2.52%	3.23%

The discussion that follows further explains changes in the components of net income when comparing the third quarter of 2020 with the third quarter of 2019.

Net Interest Income:

Net interest income was $5,226,000 during the three months ended September 30, 2020 compared to $5,104,000 during the three months ended September 30, 2019. Total interest expense decreased by $292,000 during the third quarter of 2020 compared to the same period in 2019, partially offset by a decline of $170,000 in total interest income.

Overall, average earning assets increased 18.9%, while average interest bearing liabilities increased 17.6%. Net interest margin, on a fully tax equivalent basis, decreased from 3.41% during the three months ended September 30, 2019 to 2.93% during the three months ended September 30, 2020.

Average loan balances increased by $19,120,000, while interest on loans declined by $309,000 during for the third quarter of 2020 compared to the same period in 2019. The decline in the yield on loans decreased interest income by $583,000, while the increase in the average volume of loans outstanding increased interest income by $274,000.

The average balance of, and interest earned on, investment securities increased $100,975,000 and $207,000, respectively, in the third quarter of 2020 compared to the third quarter of 2019. The increase in average balance on investment securities during the period increased interest income by $598,000, while the decline in yield on investment securities decreased interest income by $391,000.

Average earning assets increased $114,845,000, to $723,591,000, mainly due to a 52.1% increase in average investment securities. The yield on earning assets declined to 3.43% during the three months ended September 30, 2020 from 4.19% during the same period in 2019. The average balance of interest bearing liabilities increased over the period by $80,239,000 compared to the same 2019 period. In addition, the cost to fund interest bearing assets with interest bearing liabilities decreased 39 basis points, to 0.73%, during the third quarter of 2020 compared to the same period in 2019. The yields on earning assets and cost of funds were affected by changes in the Prime rate and the federal funds target range between the third quarter of 2019 and the third quarter of 2020.

The table below shows the net interest margin on a fully tax-equivalent basis for the three months ended September 30, 2020 and 2019.

Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended			Three Months Ended
(Dollars in thousands)	September 30, 2020			September 30, 2019
	Average		Yield/	Average		Yield/	Increase (Decrease) Due To (6)
	Balance(1)	Interest	Rate	Balance(1)	Interest	Rate	Volume	Rate	Total
ASSETS
Interest earning assets:
Taxable loans (5)	$395,099	$4,626	4.68%	$370,154	$4,851	5.24%	$327	$(552)	$(225)
Tax-exempt loans	28,071	222	3.16	33,896	306	3.61	(53)	(31)	(84)
Total loans	423,170	4,848	4.58	404,050	5,157	5.11	274	(583)	(309)
Taxable investment securities	288,184	1,312	1.82	188,516	1,118	2.37	591	(397)	194
Tax-exempt investment securities	6,763	42	2.48	5,456	29	2.13	7	6	13
Total investment securities	294,947	1,354	1.84	193,972	1,147	2.37	598	(391)	207

Interest bearing deposits	5,474	8	0.58	4,691	41	3.50	7	(40)	(33)
Federal funds sold	—	—	0.00	6,033	35	2.32	(35)	—	(35)
Total interest earning assets	723,591	6,210	3.43	608,746	6,380	4.19	844	(1,014)	(170)

Other assets (7)	57,570			54,165
Total assets	$781,161			$662,911

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing demand deposits (2)	$178,417	85	0.19	$157,410	328	0.83	$44	$(287)	$(243)
Savings deposits	111,758	14	0.05	98,453	25	0.10	3	(14)	(11)
Time deposits	152,323	611	1.60	149,820	617	1.65	10	(16)	(6)
Short-term and long-term borrowings and other interest bearing liabilities	93,350	274	1.17	49,926	306	2.45	266	(298)	(32)
Total interest bearing liabilities	535,848	984	0.73	455,609	1,276	1.12	323	(615)	(292)

Non-interest bearing liabilities:
Demand deposits	162,881			128,379
Other	5,575			6,069
Stockholders’ equity	76,857			72,854
Total liabilities and stockholders’ equity	$781,161			$662,911
Net interest income and net interest rate spread		$5,226	2.70%		$5,104	3.07%	$521	$(399)	$122
Net interest margin on interest earning assets (3)			2.89%			3.35%
Net interest income and net interest margin - Tax equivalent basis (4)		$5,296	2.93%		$5,193	3.41%

Notes:

1)	Average balances were calculated using a daily average.
2)	Includes interest-bearing demand and money market accounts.
3)	Net margin on interest earning assets is net interest income divided by average interest earning assets.
4)	Interest on obligations of states and municipalities is not subject to federal income tax. To make the net yield comparable on a fully taxable basis, a tax equivalent adjustment is applied against the tax-exempt income utilizing a federal tax rate of 21%.
5)	Non-accruing loans are included in the above table until they are charged off.
6)	The change in interest due to rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
7)	Includes gross unrealized gains (losses) on securities available for sale.

Provision for Loan Losses:

In the third quarter of 2020, an $87,000 provision for loan losses was recorded, due primarily to the additional probability of losses inherent in the loan portfolio, particularly in segments most affected by the economic conditions resulting from the COVID-19 pandemic, such as hospitality and restaurants. Additional consideration was also included for estimated elevated losses within the COVID-19 deferral loan pool. In the third quarter of 2019, a provision credit of $46,000 was recorded. Management regularly reviews the adequacy of the allowance for loan losses and makes assessments as to specific loan impairment, charge-off expectations, general economic conditions in the Bank’s market area, specific loan quality and other factors. See the earlier discussion in the Financial Condition section explaining the information used to determine the provision.

Non-interest Income:

Non-interest income in the third quarter of 2020 was $1,450,000 compared to $1,196,000 in the third quarter of 2019, an increase of $254,000, or 21.2%.

Most significantly impacting non-interest income during the comparative three month periods was an increase on the gains on the sales and calls of securities in 2020 over the comparable 2019 period due to a restructuring of the debt securities portfolio to reduce Juniata’s overall premium exposure, resulting in a net gain on the sales of securities of $283,000, while no gains were recorded during the 2019 period. Partially offsetting this increase was a $90,000 decrease in customer service fees, predominantly in overdraft fees, in the third quarter of 2020 compared to the third quarter of 2019, as consumer spending declined.

As a percentage of average assets, annualized non-interest income was 0.74% in the third quarter of 2020 compared to 0.72% in the third quarter of 2019. Excluding the gain/loss on sales and calls of securities and change in value of equity securities, the percentage of average assets to annualized non-interest income was 0.60% in the third quarter of 2020 compared to 0.73% in the third quarter of 2019.

Non-interest Expense:

Non-interest expense was $4,925,000 for the three months ended September 30, 2020 compared to $5,356,000 for the same period in 2019, a decrease of $431,000, or 8.0%.

Non-interest expense decreased in the third quarter of 2020 compared to the same period in 2019, primarily driven by a decline of $867,000 in employee benefits expense due to the elimination of pension-related expenses in 2020 compared to the third quarter of 2019 when a $943,000 pre-tax pension settlement charge to earnings was recorded. Partially offsetting this decline was a $222,000 net gain on sales of other real estate owned recorded during the third quarter of 2019, while no similar amount was recorded in the 2020 period, as well as a $126,000 increase in employee compensation expense in the third quarter of 2020 compared to the third quarter of 2019.

As a percentage of average assets, annualized non-interest expense was 2.52% in the third quarter of 2020 compared to 3.23% in the third quarter of 2019. Excluding the $943,000 pension settlement charge recorded during the three months ended September 30, 2019, annualized non-interest expense was 2.66% in the third quarter of 2019.

Provision for income taxes:

An income tax provision of $58,000 was recorded in the third quarter of 2020 compared to a tax benefit of $103,000 recorded in the third quarter of 2019, primarily due to lower taxable income in the 2019 period.

The Company qualifies for a federal tax credit for a low-income housing project investment, and the tax provisions for each period reflect the application of the tax credit. For the third quarters of 2020 and 2019, the tax credits were $225,000 and $226,000, respectively, offsetting $283,000 and $123,000 in tax expense in the 2020 and 2019 periods, respectively. For the third quarter of 2020, the tax credit lowered the effective tax rate from 17.0% to 3.5% compared to the same period in 2019, when the tax credit lowered the effective tax rate from 12.4% to (10.4)%.

Comparison of the Nine Months Ended September 30, 2020 and 2019

Operations Overview:

Net income for the first nine months of 2020 was $4,249,000, a decrease of $102,000, or 2.3%, when compared to the nine months ended September 30, 2019, while basic and diluted earnings per share were $0.83 during the first nine months of 2020 compared to basic and diluted earnings per share of $0.85 during the comparable 2019 period. Annualized return on average equity for the nine months ended September 30, 2020 was 7.45%, compared to 8.30% for the same period in 2019. For the nine months ended September 30, annualized return on average assets was 0.78% in 2020, compared to 0.90% in 2019.

Presented below are selected key ratios for the two periods:

	Nine Months Ended
	September 30,
	2020	2019
Return on average assets (annualized)	0.78%	0.90%
Return on average equity (annualized)	7.45%	8.30%
Average equity to average assets	10.48%	10.90%
Non-interest income, excluding gain/loss on sales and calls of securities and change in value of equity securities, as a percentage of average assets (annualized)	0.61%	0.74%
Non-interest expense as a percentage of average assets (annualized)	2.66%	3.22%

The discussion that follows further explains changes in the components of net income when comparing the nine months ended September 30, 2020 to the nine months ended September 30, 2019.

Net Interest Income:

Net interest income decreased by $470,000, or 3.0%, during the nine months ended September 30, 2020 when compared to the nine months ended September 30, 2019. The decrease in net interest income was mainly attributable to a decline of $1,516,000 in loan interest and fee income, which was partially offset by an $835,000 increase in interest income on taxable securities and a decrease of $413,000 in interest expense on deposits over the same period.

Overall, average earning assets increased 13.5%, while average interest bearing liabilities increased 11.8% during the nine months ended September 30, 2020 compared to the same period in 2019. Over the same period, net interest margin, on a fully tax equivalent basis, decreased from 3.64% during the nine months ended September 30, 2019 to 3.10% during the nine months ended September 30, 2020.

Average loan balances and interest on loans decreased by $2,243,000 and $1,516,000, respectively, for the first nine months of 2020 compared to the same period in 2019. While PPP loan origination activity was significant, it was offset by paydowns and light demand for non-PPP loans. The decline in the average volume of loans outstanding and the 47 basis point decrease in the weighted average yield on loans decreased interest income by approximately $19,000 and $1,497,000, respectively.

Interest earned on investment securities increased $818,000 in the first nine months of 2020 compared to the first nine months of 2019, as did the average balance of investment securities, which increased by $81,245,000 during the period. The increase in the average balance increased interest income by $1,504,000, while the decrease in the overall pre-tax yield of 36 basis points on the investment securities portfolio resulted in a decrease of interest income of $686,000.

Average earning assets increased $79,705,000, to $669,148,000, primarily due to the 49.1% increase in average investment securities. The yield on earning assets decreased to 3.67% during the nine months ended September 30, 2020 from 4.37% in the same period in 2019. The average balance of interest bearing liabilities increased over the period by $51,859,000, to $492,022,000, compared to the same period in 2019. In addition, the cost to fund interest bearing assets with interest bearing liabilities decreased 22 basis points, to 0.84%, during the first nine months of 2020 compared to the same period in 2019. The yields on earning assets and cost of funds were affected by the 175 basis point decline in the prime rate and the federal funds target range between the nine month periods ending September 30, 2019 and September 30, 2020.

The table below shows the net interest margin on a fully tax-equivalent basis for the nine months ended September 30, 2020 and 2019.

Average Balance Sheets and Net Interest Income Analysis

	Nine Months Ended			Nine Months Ended			2020 compared to 2019
(Dollars in thousands)	September 30, 2020			September 30, 2019			Increase (Decrease) Due To (6)
	Average		Yield/	Average		Yield/
	Balance(1)	Interest	Rate	Balance(1)	Interest	Rate	Volume	Rate	Total
ASSETS
Interest earning assets:
Taxable loans (5)	$380,913	$13,833	4.84%	$377,568	$15,092	5.33%	$134	$(1,393)	$(1,259)
Tax-exempt loans	28,465	674	3.16	34,053	931	3.65	(153)	(104)	(257)
Total loans	409,378	14,507	4.72	411,621	16,023	5.19	(19)	(1,497)	(1,516)
Taxable investment securities	240,694	3,742	2.07	157,568	2,907	2.46	1,534	(699)	835
Tax-exempt investment securities	5,869	105	2.39	7,750	122	2.10	(30)	13	(17)
Total investment securities	246,563	3,847	2.08	165,318	3,029	2.44	1,504	(686)	818

Interest bearing deposits	9,127	60	0.88	8,008	180	3.00	25	(145)	(120)
Federal funds sold	4,080	13	0.43	4,496	78	2.31	(7)	(58)	(65)
Total interest earning assets	669,148	18,427	3.67	589,443	19,310	4.37	1,503	(2,386)	(883)

Other assets (7)	56,917			51,933
Total assets	$726,065			$641,376

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing demand deposits (2)	$163,834	327	0.27	$152,979	988	0.86	$70	$(731)	$(661)
Savings deposits	105,959	54	0.07	99,167	74	0.10	5	(25)	(20)
Time deposits	151,953	1,889	1.66	149,421	1,744	1.56	30	115	145
Short-term and long-term borrowings and other interest bearing liabilities	70,276	812	1.54	38,596	689	2.38	566	(443)	123
Total interest bearing liabilities	492,022	3,082	0.84	440,163	3,495	1.06	671	(1,084)	(413)

Non-interest bearing liabilities:
Demand deposits	152,664			125,643
Other	5,290			5,660
Stockholders’ equity	76,089			69,910
Total liabilities and stockholders’ equity	$726,065			$641,376
Net interest income and net interest rate spread		$15,345	2.83%		$15,815	3.31%	$832	$(1,302)	$(470)
Net interest margin on interest earning assets (3)			3.06%			3.58%
Net interest income and net interest margin - Tax equivalent basis (4)		$15,552	3.10%		$16,095	3.64%

Notes:

1)	Average balances were calculated using a daily average.
2)	Includes interest-bearing demand and money market accounts.
3)	Net margin on interest earning assets is net interest income divided by average interest earning assets.
4)	Interest on obligations of states and municipalities is not subject to federal income tax. To make the net yield comparable on a fully taxable basis, a tax equivalent adjustment is applied against the tax-exempt income utilizing a federal tax rate of 21%.
5)	Non-accruing loans are included in the above table until they are charged off.
6)	The change in interest due to rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
7)	Includes gross unrealized gains (losses) on securities available for sale.

Provision for Loan Losses:

In the first nine months of 2020, the provision for loan losses was $639,000, compared to a credit of $490,000 in the first nine months of 2019. While both the 2020 and 2019 periods included the effect of net recoveries ($324,000 and $513,000, respectively), Juniata increased the qualitative risk factors for all loan segments in the loan portfolio in its allowance for loan loss analysis as of September 30, 2020 as a result of the change in the economic environment resulting from the COVID-19 pandemic. Management regularly reviews the adequacy of the allowance for loan losses and makes assessments as to specific loan impairment, charge-off expectations, general economic conditions in the Bank’s market area, specific loan quality and other factors. See the earlier discussion in the Financial Condition section explaining the information used to determine the provision.

Non-interest Income:

Non-interest income in the first nine months of 2020 was $4,001,000 compared to $3,504,000 in the first nine months of 2019, an increase of $497,000, or 14.2%.

Most significantly impacting the comparative nine month periods was an $845,000 gain on the sales and calls of securities recorded during the first nine months of 2020 compared to a $56,000 loss on the sales and calls of securities during the first nine months of 2019. The recorded net gain in 2020 was due to in part to the execution of a balance sheet strategy in the second quarter of 2020 that produced securities gains of $549,000 which offset a $524,000 prepayment penalty on the extinguishment of long-term debt, as well as to the restructuring of the debt securities portfolio in the third quarter to reduce Juniata’s overall premium exposure resulting in a net gain of $283,000 on the sales of securities. Partially offsetting this increase in non-interest income was a $152,000 decline in the fair value of equity securities during the first nine months of 2020 compared to a $4,000 decline during the comparable 2019 period. Further, customer service fees, primarily NSF fees, were $250,000 less in the 2020 period compared to the same period in the prior year, reflecting decreased consumer spending during the COVID-19 pandemic.

As a percentage of average assets, annualized non-interest income was 0.73% in both the first nine months of 2020 and 2019. As a percentage of average assets, annualized non-interest income, exclusive of net gains/losses on the sales of securities, was 0.61% in the first nine months of 2020 compared to 0.74% in the first nine months of 2019.

Non-interest Expense:

Non-interest expense was $14,502,000 for the nine months ended September 30, 2020 compared to $15,485,000 for the same period in 2019, a decrease of $983,000, or 6.3%.

Non-interest expense declined in the first nine months of 2020 compared to the same period in 2019 primarily due to Juniata’s $1,343,000 decline in employee benefits expense resulting from the elimination of pension-related expenses in 2020 compared to the $1,221,000 in pre-tax pension settlement charges recorded during the 2019 period. Also contributing to the decline in non-interest expense were lower occupancy and professional fees, which declined by $110,000 and $210,000, respectively, during the first nine months of 2020 compared to the first nine months of 2019. Partially offsetting these declines was a $524,000 prepayment penalty on the long-term debt extinguishment recorded during the first nine months of 2020, while no similar expense was recorded during the comparable 2019 period. Additionally, a $208,000 net gain on the sale of OREO was recorded during the nine months ended September 30, 2019, while no gains were recorded during the comparable 2020 period.

As a percentage of average assets, annualized non-interest expense was 2.66% in the first nine months of 2020 compared to 3.22% in the comparable 2019 period. Excluding the $524,000 long-term debt prepayment penalty recorded during the nine months ended September 30, 2020 and the $1,221,000 in pension settlement charges recorded during the nine months ended September 30, 2019, annualized non-interest expense was 2.57% through the first nine months of 2020 versus 2.97% through the first nine months of 2019.

Provision for income taxes:

An income tax benefit of $44,000 was recorded in the first nine months of 2020 compared to a benefit of $27,000 recorded in the first nine months of 2019. In 2020, the Company was able to take advantage of a provision in the CARES Act, allowing the carryback of net operating losses (“NOLs”) from a prior period. In 2018, the Company acquired Liverpool Community Bank. Prior to the acquisition, Liverpool filed a short-period income tax return in 2018 where an NOL was recognized. Under the CARES Act, the NOL can be carried back to years in which the statutory tax rate was 34%, as opposed to the current 21%. The reversal of a portion of the deferred tax asset carried for this NOL, at an amount in excess of its carrying amount, was recorded as a $57,000 credit to income tax expense during the nine months ended September 30, 2020.

The Company qualifies for a federal tax credit for a low-income housing project investment, and the tax provisions for each period reflected the application of the tax credit. For the first nine months of 2020 and 2019, the tax credits were $676,000 and $679,000, respectively, offsetting $632,000 in tax expense recorded during the nine months ended September 30, 2020 and $652,000 in tax expense recorded in the comparable 2019 period. The tax credit lowered the effective tax rate from 15.0% to (1.0)% during the first nine months of 2020 compared to the same period in 2019, when the tax credit lowered the effective tax rate from 15.1% to (0.6)%.

Liquidity:

The objective of liquidity management is to ensure that sufficient funding is available, at a reasonable cost, to meet the ongoing operational cash needs of the Company and to take advantage of income producing opportunities as they arise. While the desired level of liquidity will vary depending upon a variety of factors, it is the primary goal of the Company to maintain a high level of liquidity in all economic environments. Principal sources of asset liquidity are provided by loans and securities maturing in one year or less, and other short-term investments, such as federal funds sold and cash and due from banks. Liability liquidity, which is more difficult to measure, can be met by attracting deposits and maintaining the core deposit base. The Company is a member of the Federal Home Loan Bank of Pittsburgh for the purpose of providing short-term liquidity to supplement other liquidity sources. During the nine months ended September 30, 2020, overnight borrowings from the Federal Home Loan Bank averaged $755,000. As of September 30, 2020, the Company had $20,000,000 in short-term borrowings and $35,000,000 in long-term debt with the Federal Home Loan Bank, with a remaining unused borrowing capacity with the Federal Home Loan Bank of $110,207,000.

Funding derived from securities sold under agreements to repurchase (accounted for as collateralized financing transactions) is available through corporate cash management accounts for business customers. This product gives the Company the ability to pay interest on corporate checking accounts.

In view of the sources previously mentioned, management believes that the Company’s liquidity is capable of providing the funds needed to meet operational cash needs, including those arising from funding of PPP loans. The Company was approved to borrow from the Federal Reserve Bank’s PPPLF and, as of September 30, 2020, had borrowed $31,298,000 from the facility.

Off-Balance Sheet Arrangements:

The Company’s consolidated financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk, credit risk, and interest rate risk. These commitments consist mainly of loans approved but not yet funded, unused lines of credit and outstanding letters of credit. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third-party. Generally, financial and performance letters of credit have expiration dates within one year of issuance, while commercial letters of credit have longer term commitments. The credit risk involved in issuing letters of credit is essentially the same as the risks that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. The Company had $3,151,000 and $2,624,000 of financial and performance standby letters of credit commitments outstanding as of September 30, 2020 and December 31, 2019, respectively. Commercial letters of credit as of September 30, 2020 and December 31, 2019 totaled $7,975,000 and $7,725,000, respectively. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The amount of the liability for payments under letters of credit issued as of September 30, 2020 was not material. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk.

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

Section 4012 of the CARES Act requires regulatory agencies to temporarily lower the CBLR eligibility requirement from 9.00% to 8.00% through the end of 2020. The associated regulatory interim final rule modified the CBLR framework allowing banks with a leverage ratio of 8.00% or greater to elect to use the CBLR framework. The interim final rule gradually increases the requirement back to 9.00% on January 1, 2022, requiring a ratio of 8.5% for the year beginning January 1, 2021. The interim final rule also provides a two-quarter grace period for qualifying banks whose leverage ratio falls no more than 1.00% below the required ratio for that reporting quarter. The Bank’s Tier One leverage ratio was 8.52% on September 30, 2020; therefore, the Bank met the well-capitalized ratio classification of the current CBLR framework and was not required to report or calculate risk-based capital.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of September 30, 2020, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined by the Securities Exchange Act of 1934 (“Exchange Act”), Rule 13a-15(e). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2020, that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting.

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

Item 1A.      RISK FACTORS

There have been no other material changes to the risk factors that were disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.

Item 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 25, 2020, Juniata’s Board of Directors approved a written trading plan (the “10b5-1 Plan”) under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), to facilitate the repurchase of shares of the Juniata’s common stock through May 5, 2020. The Company designated up to 100,000 shares for repurchase under the 10b5-1 Plan. Upon expiration of the 10b5-1 Plan during the second quarter of 2020, Juniata reconstituted the prior repurchase program under which Juniata is authorized to periodically repurchase shares of its common stock. As of November 9, 2020, 64,389 shares remained available to purchase. Repurchases made pursuant to the repurchase program in the three month period ended September 30, 2020 are shown below.

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number	Average	Part of Publicly	Shares that May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	per Share	Programs	Plans or Programs (1)
July 1-31, 2020	—	$—	—	121,266
August 1-31, 2020	10,565	16.05	10,565	110,701
September 1-30, 2020	46,312	18.00	46,312	64,389

Totals	56,877		56,877	64,389

The Company intends to make further purchases under the provision of the stock repurchase plan and does not intend to terminate the plan prior to its expiration.

Certain regulatory restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. At September 30, 2020, $35,659,000 of undistributed earnings of the Bank, included in the consolidated stockholders’ equity, was available for distribution to the Company as dividends without prior regulatory approval, subject to regulatory capital requirements.

Item 3.         DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4.         MINE SAFETY DISCLOSURES

Not applicable

Item 5.         OTHER INFORMATION

None

Item 6.        EXHIBITS

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3(i) to the Company’s Current Report on Form 8-K filed with the SEC on November 12, 2015)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the SEC on February 27, 2019)
31.1	Rule 13a – 14(a)/15d – 14(a) Certification of President and Chief Executive Officer
31.2	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of President and Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Juniata Valley Financial Corp.
(Registrant)

Date:	NOVEMBER 9, 2020	By:	/s/ Marcie A. Barber
Marcie A. Barber, President
Chief Executive Officer
(Principal Executive Officer)

Date:	November 9, 2020	By:	/s/ JoAnn N. McMinn
JoAnn N. McMinn
Chief Financial Officer
(Principal Accounting Officer and
Principal Financial Officer)