Form 10-K
period 2020-12-31
JUNIATA VALLEY FINANCIAL CORP
filed 2021-03-16
CIK 714712

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2020

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

Yes ◻  No ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ◻  No ⌧

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ⌧  No ◻

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ⌧  No ◻

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ⌧

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ◻	Non-accelerated filer ◻ (Do not check if a smaller reporting company)
Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)

Yes ☐  No ⌧

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrants most recently completed second fiscal quarter was $81,175,394. (1)

There were 5,151,279 shares of the registrant’s common stock outstanding as of March 15, 2021.

(1)	The aggregate dollar amount of the voting stock set forth equals the number of shares of the Company’s Common Stock outstanding, reduced by the amount of Common Stock held by officers, directors, shareholders owning in excess of 10% of the Company’s Common Stock and the Company’s employee benefit plans multiplied by the last reported sale price for the Company’s Common Stock on June 30, 2020, the last business day of the registrants most recently completed second fiscal quarter. The information provided shall not be construed as an admission that any officer, director or 10% shareholder of the Company, or any employee benefit plan, may be deemed an affiliate of the Company or that such person or entity is the beneficial owner of the shares reported as being held by such person or entity, and any such inference is hereby disclaimed.

DOCUMENTS INCORPORATED BY REFERENCE

(Specific sections incorporated are identified under applicable items herein)

Certain portions of the Company’s Proxy Statement to be filed in connection with its 2021 Annual Meeting of Shareholders are incorporated by reference in Part III of this Report; provided; however, that any information in such Proxy Statement that is not required to be included in this Annual Report on Form 10-K shall not be deemed to be incorporated herein or filed for the purposes of the Securities Act of 1933 or the Securities Exchange Act of 1934.

Other documents incorporated by reference are listed in the Exhibit Index.

PART I

ITEM 1. BUSINESS

Overview

Juniata Valley Financial Corp. (the “Company” or “Juniata”) is a Pennsylvania corporation formed in 1983 as a result of a plan of merger and reorganization of The Juniata Valley Bank (the “Bank”). The plan received regulatory approval on June 7, 1983, and Juniata, a one-bank holding company, registered under the Bank Holding Company Act of 1956. The Bank is the oldest independent commercial bank in Juniata and Mifflin Counties, having originated under a state bank charter in 1867. The Company has one reportable segment, consisting of the Bank, as described in Note 2 of The Notes to Consolidated Financial Statements.

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

The Company offers a full range of consumer and commercial banking services. Consumer banking services include: online banking; mobile banking; telephone banking; automated teller machines; personal checking accounts; checking overdraft privileges; money market deposit accounts; savings accounts; debit cards; certificates of deposit; individual retirement accounts; secured lines of credit; construction and mortgage loans; and safe deposit boxes. Commercial banking services include low and high-volume business checking accounts; online account management services; remote deposit capability; ACH origination; payroll direct deposit; commercial lines of credit; commercial letters of credit; mobile deposit for small business customers; and commercial term and demand loans.

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

The major types of investments held by Juniata consist of obligations and securities issued by U.S. government agencies or corporations, obligations of state and local political subdivisions, mortgage-backed securities, subordinated debt and common stock. Juniata’s investment policy directs that investments be managed in a way that provides necessary funding for the Company’s liquidity needs and adequate collateral to pledge for public funds held, and as directed by the Asset Liability Committee, manages interest rate risk. The investment policy specifies the types of investments permitted to be owned, addresses credit quality of investments and includes limitations by investment types and issuer.

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

Other sources of funds used by the Company include retail repurchase agreements, borrowings from the Federal Home Loan Bank of Pittsburgh, Federal Reserve Bank Paycheck Protection Program Liquidity Facility (“PPPLF”) advances and lines of credit established with various correspondent banks for overnight funding.

Competition

The Bank’s service area is characterized by a high level of competition for banking and financial services among commercial banks, varying in size from local community banks to regional and national banks, credit unions, savings and loan associations, and non-bank financial institutions, including fintech-based loan and deposit providers, located inside and outside the Bank’s market area. The Bank actively competes with dozens of such banks and institutions for local consumer and commercial deposit accounts, loans and other types of banking business. Many competitors have substantially greater financial resources and larger branch systems than those of the Bank.

In commercial transactions, the Company believes that the Bank’s legal lending limit to a single borrower (approximately $10,007,000 as of December 31, 2020) enables it to compete effectively for the business of small and mid-sized businesses. However, this legal lending limit is considerably lower than that of various competing institutions, and thus, may act as a constraint on the Bank’s effectiveness in competing for larger financings.

In consumer transactions, the Bank believes it can compete on a substantially equal basis with larger financial institutions because it offers competitive interest rates on deposit products and on loans.

In competing with other banks and financial institutions, the Bank seeks to provide personalized services through management’s knowledge and awareness of its service areas, customers and borrowers. In management’s opinion, larger institutions often do not provide comparable attention to the retail depositors and the relatively small commercial borrowers that comprise the Bank’s primary customer base.

Other competitors, including credit unions, consumer finance companies, fintech-based loan and deposit providers, insurance companies and money market mutual funds, compete with many of the lending and deposit services offered by the Bank. The Bank also competes with insurance companies, investment counseling firms, mutual funds and other business firms and individuals in corporate and trust investment management services.

Supervision and Regulation

General

The Company operates in a highly regulated industry and, thus, may be affected by changes in state and federal regulations and legislation. As a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”), the Company is subject to supervision and examination by the Board of Governors of the Federal Reserve System (“FRB”) and is required to file periodic reports and information regarding its business operations and those of the Bank with the FRB. In addition, under the Pennsylvania Banking Code of 1965, the Pennsylvania Department of Banking and Securities has the authority to examine the books, records and affairs of the Company and to require any documentation deemed necessary to ensure compliance with the Pennsylvania Banking Code.

The Bank Holding Company Act requires the Company to obtain FRB approval before: acquiring more than a five percent ownership interest in any class of the voting securities of any bank; acquiring all or substantially all the assets of a bank; or merging or consolidating with another bank holding company. In addition, the Bank Holding Company Act prohibits a bank holding company from acquiring the assets, or more than five percent of the voting securities, of a bank located in another state, unless such acquisition is specifically authorized by the statutes of the state in which the bank is located.

The Company is generally prohibited under the Bank Holding Company Act from engaging in, or acquiring, direct or indirect ownership or control of more than five percent of the voting shares of any company engaged in nonbanking activities unless the FRB, by order or regulation, has found such activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making such determination, the FRB considers whether the performance of these activities by a bank holding company can reasonably be expected to produce benefits to the public that outweigh the possible adverse effects.

A satisfactory safety and soundness rating, particularly with regard to capital adequacy, and a satisfactory Community Reinvestment Act rating are generally prerequisites to obtaining federal regulatory approval to make acquisitions and open branch offices. As of December 31, 2020, the Bank was rated “satisfactory” under the Community Reinvestment Act and was a “well capitalized” bank. An institution’s Community Reinvestment Act rating is considered in determining whether to grant approvals relating to charters, branches and other deposit facilities, relocations, mergers, consolidations and acquisitions. Less than satisfactory performance may be the basis for denying an application.

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

The operations of the Bank are also subject to numerous federal, state and local laws and regulations which set forth specific restrictions and procedural requirements with respect to interest rates on loans, the extension of credit, credit practices, the disclosure of credit terms and discrimination in credit transactions. The Bank also is subject to certain limitations on the amount of cash dividends that it can pay to the Company. See Note 14 of The Notes to Consolidated Financial Statements.

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

As a public company, the Company is subject to the Securities and Exchange Commission’s (“SEC”) rules and regulations relating to periodic reporting, proxy solicitation and insider trading.

On March 12, 2020, the SEC adopted amendments to the “accelerated filer” and “large accelerated filer” definitions pursuant to Rule 12b-2 under the Securities Exchange Act of 1934 in order to resolve an overlap that existed between the definitions related to accelerated filers and “smaller reporting companies,” with the focus to reduce disclosure and reporting obligations for lower-revenue smaller reporting companies. The final amendments were effective on, and apply to an annual report filing due on or after, April 27, 2020. The most notable impact of these amendments is that a smaller reporting company with less than $100 million in revenue that previously met the definition of an accelerated filer or large accelerated filer will not be required to obtain an attestation of their internal control over financial reporting as required under Section 404(b) of the Sarbanes-Oxley Act and will not be required to comply with the shorter SEC filing deadlines that apply to accelerated filers. Juniata qualifies as a smaller reporting company as of December 31, 2020 and is not required to obtain such an attestation and may comply with the shorter SEC filing deadlines.

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

The FDIC is authorized to set the reserve ratios for the DIF annually at between 1.15% and 1.5% of estimated insured deposits. FDIC assessment rates currently range from 12 to 50 basis points. Institutions in the lowest risk category, Risk Category I, pay between 12 and 14 basis points. Initial base assessment rates range between 12 and 45 basis points (12 – 16 basis points for Category I). The initial base rates for risk categories II, III and IV were 20, 30 and 45 basis points, respectively. For institutions in any risk category, assessment rates rose above initial rates for institutions relying significantly on secured liabilities (repurchase agreements, Federal Home Loan Bank advances, secured Federal Funds purchased and other secured borrowings). Assessment rates increased for institutions with a ratio of secured liabilities to domestic deposits of greater than 15%, with a maximum of 50% above the rate before such adjustment.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd Frank Act”) revised the statutory authorities governing the FDIC’s management of the DIF. Key requirements from the Dodd-Frank Act have resulted in the FDIC’s adoption of amendments that: (1) redefined the assessment base used to calculate deposit insurance assessments to “average consolidated total assets minus average tangible equity”; (2) raised the DIF’s minimum reserve ratio to 1.35 percent and removed the upper limit on the reserve ratio; (3) revised adjustments to the assessment rates by eliminating one adjustment and adding another; and (4) revised the deposit insurance assessment rate schedules due to changes to the assessment base. Revised rate schedules and other revisions to the deposit insurance assessment rules became effective April 1, 2011. Though deposit insurance assessments maintain a risk-based approach, the FDIC’s changes effective April 1, 2011, impose a more extensive risk-based assessment system on large insured depository, institutions with at least $10 billion in total assets since they are more complex in nature and could pose greater risk. Due to the changes to the assessment base and assessment rates, as well as the DIF restoration time frame, the impact on the Company’s deposit insurance assessments resulted in lower premiums since 2011 and will likely continue in future years. In 2019, the Bank was allocated $160,000 in a small bank assessment credits and was permitted to use $102,000 during the year ended December 31, 2019. The Bank used the remaining $58,000 in credits in 2020.

Under the Dodd-Frank Act, the FDIC may terminate the insurance of an institution’s deposits upon finding that the institution has engaged in unsafe and unsound practices, is in an unsafe and unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The Company does not know of any practice, condition or violation that might lead to termination of its deposit insurance.

In addition, all FDIC-insured institutions were required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, an agency of the Federal government established to finance resolutions of insolvent thrifts. These assessments ceased in 2019 as the Financing Corporation bonds fully matured.

Community Reinvestment Act

Under the Community Reinvestment Act, the Bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate-income neighborhoods. However, the Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its community. The Community Reinvestment Act also requires:

●	the applicable regulatory agency to assess an institution’s record of meeting the credit needs of its community;
●	public disclosure of an institution’s CRA rating; and
●	that the applicable regulatory agency provides a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system.

Capital Regulation

The Bank is subject to risk-based capital standards by which banks are evaluated in terms of capital adequacy. These regulatory capital requirements are administered by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators. Management believes, as of December 31, 2020, the Bank meets all capital adequacy requirements to which it is subject.

Prompt corrective action regulations provide five classifications: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2020 and 2019, the Bank was well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s capital category.

The United States is a member of the Basel Committee on Banking Supervision (the “Basel Committee”) that provides a forum for regular international cooperation on banking supervisory matters. The Basel Committee develops guidelines and supervisory standards and is best known for its international standards on capital adequacy.  In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation, officially identified by the Basel Committee as “Basel III”, which set capital standards that the Bank would otherwise be required to comply, if not for the federal banking agencies joint final rule in 2019 that provides an optional, simplified measure of capital adequacy, the community bank leverage ratio framework (“CBLR framework”), for qualifying community banking organizations, consistent with Section 201 of the Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Economic Growth Act”). The final CBLR framework rule became effective on January 1, 2020 and the Bank elected to comply with the CBLR framework in 2020. In April 2020, the federal banking agencies issued an interim final rule that makes temporary change to the CBLR framework, pursuant to Section 4012 of the CARES Act, and a second interim final rule that provides a graduated increase in the community bank leverage ratio requirement after the expiration of the temporary changes implemented pursuant to Section 4012 of the CARES Act.

The community bank leverage ratio removes the requirement for qualifying banking organizations to calculate and report risk-based capital, but rather only requires compliance with a Tier 1 to average assets (“leverage”) ratio. Qualifying banking organizations that elect to use the CBLR framework and that maintain a leverage ratio of greater than required minimums will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the agencies’ capital rules (generally applicable rule) and, if applicable, will be considered to have met the well-capitalized ratio requirements for purposes of Section 38 of the Federal Deposit Insurance Act. Under the interim final rules, the community bank leverage ratio minimum requirement is 8.0% as of December 31, 2020, 8.5% for calendar year 2021, and 9.0% for calendar year 2022 and beyond. The interim rule allows for a two-quarter grace period to correct a ratio that falls below the required amount, provided the Bank maintains a leverage ratio of 7.0% as of December 31, 2020, 7.5% for calendar year 2021, and 8.0% for calendar year 2022 and beyond.

Under the final rule, an eligible banking organization can opt out of the CBLR framework and revert back to the risk-weighting framework without restriction. As of December 31, 2020, the Bank was a qualifying community banking organization as defined by the federal banking agencies and elected to measure capital adequacy under the CBLR framework.  However, in the event an organization fails to meet the CBLR framework requirements, it will become subject to the Basel III capital requirements, described below.

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

Federal banking agencies have broad powers to take corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are “well capitalized,” “adequately capitalized,” “undercapitalized”, “significantly undercapitalized,” or “critically undercapitalized.” As of December 31, 2020, the Bank was a “well-capitalized” bank, as defined by the FDIC.

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

The Basel III rules, among other things, narrow the definition of regulatory capital. Basel III requires bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. Specifically, Basel III requires financial institutions to maintain: (a) a minimum ratio of common equity tier 1 capital (CET1) to risk-weighted assets of at least 4.5%; (b) a minimum ratio of tier 1 capital to risk-weighted assets of at least 6.0%; (c) a minimum ratio of total (that is, tier 1 plus tier 2) capital to risk-weighted assets of at least 8.0%; and (d)  a minimum leverage ratio of 3.0%, calculated as the ratio of tier 1 capital balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter). In addition, the rules also limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” of 2.5% above each of the foregoing capital requirements stated in (a) – (c).  Basel III also provides for a “countercyclical capital buffer,” an additional capital requirement that generally is imposed when national regulators determine that excess aggregate credit growth has become associated with a buildup of systemic risk, in order to absorb losses during periods of economic stress. Banking institutions that maintain insufficient capital to comply with the capital conservation buffer face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

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

Section 404(b) of the Sarbanes-Oxley Act requires the Company to include in its Annual Report on Form 10-K a report by management on the adequacy of the Company’s internal control over financial reporting. Management’s internal control report must, among other things, set forth management’s assessment of the effectiveness of the Company’s internal control over financial reporting.

Due to the SEC’s recently adopted amendments to the “accelerated filer” and “large accelerated filer” definitions pursuant to Rule 12b-2 under the Securities Exchange Act of 1934, smaller reporting companies, such as Juniata, with less than $100 million in revenue that previously met the definition of an accelerated filer or large accelerated filer will not be required to obtain an attestation of their internal control over financial reporting as required under Section 404(b) of the Sarbanes-Oxley Act; thus no such attestation is included in this Annual Report on Form 10-K.

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

Anti-Money Laundering Initiatives and the USA Patriot Act

A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. U.S. federal laws and regulations, including the USA Patriot Act of 2001 (“USA Patriot Act”) imposes significant compliance and due diligence obligations, creates criminal and financial liability for non-compliance and expands the extra-territorial jurisdiction of the U.S. The United States Department of the Treasury has issued several regulations that apply various requirements of the USA Patriot Act to financial institutions. These regulations require financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all the relevant laws or regulations, could have serious legal and reputational consequences for the institution.

On January 1, 2021, the National Defense Authorization Act ("NDAA") was signed into law, which enacted significant changes to existing U.S. anti-money laundering (“AML”) laws. The NDAA includes: (i) significant changes to the collection of beneficial ownership and the establishment of a beneficial ownership registry, which requires certain corporate entities  to report beneficial ownership information to the U.S. Department of the Treasury’s Financial Crimes Enforcement Network (“FinCEN”); (ii) enhanced whistleblower provisions, which provide that one or more whistleblowers who voluntarily provide original information leading to the successful enforcement of violations of the Bank Secrecy Act or other AML-related laws under certain circumstances will receive a percentage of the monetary sanctions collected and will receive increased protections; (iii) increased penalties for violations of the BSA; (iv) improvements to existing information sharing provisions that permit financial institutions to share information relating to suspicious activity for the purpose of combating illicit finance risks; and (v) expanded duties and powers of FinCEN. Many of the new provisions, including those with respect to beneficial ownership, require the Department of Treasury and FinCEN to promulgate rules.

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

Consumer Protection Statutes and Regulations

The Company is subject to many federal consumer protection statutes and regulations, including the Truth in Lending Act, Truth in Savings Act, Equal Credit Opportunity Act, Fair Housing Act, Real Estate Settlement Procedures Act and Home Mortgage Disclosure Act. Among other things, these acts:

●	require banks to disclose credit terms in meaningful and consistent ways;
●	prohibit discrimination against an applicant in any consumer or business credit transaction;
●	prohibit discrimination in housing-related lending activities;
●	require banks to collect and report applicant and borrower data regarding loans for home purchases or improvement projects;
●	require lenders to provide borrowers with information regarding the nature and cost of real estate settlements;
●	prohibit certain lending practices and limit escrow account amounts with respect to real estate transactions; and
●	prescribe possible penalties for violations of the requirements of consumer protection statutes and regulations.

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

The following is a list of significant provisions of the Dodd-Frank Act, and, if applicable, the resulting regulatory rules adopted, that apply (or will apply), most directly to the Company and its subsidiary:

●	Federal deposit insurance - On April 1, 2011, the FDIC’s revised deposit insurance assessment base changed from total domestic deposits to average total assets, minus average tangible equity.
●	Debit card interchange fees - In June 2011, the FRB adopted regulations, which became effective on October 1, 2011, setting maximum permissible interchange fees issuers can receive or charge on electronic debit card transaction fees and network exclusivity arrangements.
●	Interest on demand deposits - Beginning in July 2011, depository institutions were no longer prohibited from paying interest on business transaction and other accounts.
●	Stress testing - In October 2012, the FRB issued final rules regarding company-run stress testing, which were amended by the Economic Growth Act. In accordance with these rules, a company whose assets exceed $10 billion is required to conduct an annual stress test in the manner specified, and using assumptions for baseline, adverse and severely adverse scenarios announced by the FRB. The stress test is designed to assess the potential impact of various scenarios on a company’s earnings, capital levels and capital ratios over at least a nine-quarter time horizon. If applicable, the Company’s board of directors and its senior management are required to consider the results of the stress test in the normal course of business, including as part of its capital planning process and the evaluation of the adequacy of its capital. The Economic Growth Act raised the asset threshold for the stress testing requirement to apply to companies with assets above $100 billion. While the Company believes that both the quality and magnitude of its capital base are sufficient to support its current operations given its risk profile, this requirement is not applicable to the Company because its assets are under $100 billion.
●	Ability-to-pay rules and qualified mortgages - As required by the Dodd-Frank Act, the CFPB issued a series of final rules in January 2013 amending Regulation Z, implementing the Truth in Lending Act, by requiring mortgage lenders to make a reasonable and good faith determination, based on verified and documented information, that a consumer applying for a residential mortgage loan has a reasonable ability to repay the loan according to its terms. These final rules, most of which became effective January 10, 2014, prohibit creditors, such as the Company, from extending residential mortgage loans without regard for the consumer’s ability to repay and add restrictions and requirements to residential mortgage origination and servicing practices. In addition, these rules restrict the imposition of prepayment penalties and compensation practices relating to residential mortgage loan origination. Mortgage lenders are required to determine consumers’ ability to repay in one of two ways. The first alternative requires the mortgage lender to consider eight underwriting factors when making the credit decision. Alternatively, the mortgage lender can originate "qualified mortgages," which are

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

●	Integrated disclosures under the Real Estate Settlement Procedures Act and the Truth in Lending Act - In December 2013, the CFPB issued final rules revising and integrating previously separate disclosures required under the Real Estate Settlement Procedures Act (“RESPA”) and the Truth in Lending Act (“TILA”) in connection with certain closed-end consumer mortgage loans. These final rules became effective August 1, 2015 and require lenders to provide a new Loan Estimate, combining content from the former Good Faith Estimate required under RESPA and the initial disclosures required under TILA not later than the third business day after submission of a loan application, and a new Closing Disclosure, combining content of the former HUD-1 Settlement Statement required under RESPA and the final disclosures required under TILA at least three days prior to the loan closing.
●	Volcker Rule — As mandated by the Dodd-Frank Act, in December 2013, the OCC, FRB, FDIC, SEC and Commodity Futures Trading Commission issued a final rule (the "Final Rules") implementing certain prohibitions and restrictions on the ability of a banking entity and non-bank financial company supervised by the FRB to engage in proprietary trading and have certain ownership interests in, or relationships with, a "covered fund" (the so-called "Volcker Rule"). The Final Rules generally treat as a covered fund any entity that would be an investment company under the Investment Company Act of 1940 (the "1940 Act") but for the application of the exemptions from SEC registration set forth in Section 3(c)(1) (fewer than l00 beneficial owners) or Section 3(c)(7) (qualified purchasers) of the 1940 Act. The Final Rules also require regulated entities to establish an internal compliance program that is consistent with the extent to which it engages in activities covered by the Volcker Rule, which must include making regular reports about those activities to regulators. Although the Final Rules provide some tiering of compliance and reporting obligations based on size, the fundamental prohibitions of the Volcker Rule apply to banking entities of any size, including the Company.

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

●	Incentive compensation — As required by the Dodd-Frank Act, a joint interagency proposed regulation was issued in April 2011. The proposed rule would require the reporting of incentive-based compensation arrangements by a covered financial institution and prohibit incentive-based compensation arrangements at a covered financial institution that provides excessive compensation or that could expose the institution to inappropriate risks that could lead to material financial loss. The proposed rule, if adopted as currently proposed, could limit the way the Company structures incentive compensation for its executives.

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

Coronavirus Aid, Relief, and Economic Security Act

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law, temporarily suspending certain requirements under U.S. GAAP. The CARES Act permits the suspension of ASC 310-40 for loan modifications that are made by financial institutions in response to the COVID-19 pandemic if (1) the borrower was not more than 30 days past due as of December 31, 2019, and (2) the loan modification is made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the coronavirus emergency declaration. A loan modification accounted for in accordance with the CARES Act is not treated as a TDR for accounting or disclosure purposes. The Consolidated Appropriations Act, 2021 ("Appropriations Act") was signed into law on December 27, 2020 and extends this temporary relief until the earlier of 60 days after the termination date of the national emergency or January 1, 2022.

In response to the COVID-19 pandemic, the Company established a COVID-19 Modification Program on March 20, 2020 to offer payment relief to certain borrowers. Through this program, the Company has approved interest and/or principal payment deferrals on loans for individuals and businesses affected by the economic impacts of the COVID-19 pandemic.

On April 7, 2020, the banking agencies issued a statement, “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working With Customers Affected by the Coronavirus (Revised)” (“Interagency Statement”), to encourage banks to work prudently with borrowers and to describe the agencies’ interpretation of how accounting rules under ASC 310-40 apply to certain COVID-19-related modifications. The interagency statement interpreted, but did not suspend, ASC 310-40. It indicates that a lender can conclude that a borrower is not experiencing financial difficulty if either (1) short-term (i.e. six months) modifications are made in response to COVID-19, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant related to loans in which the borrower is less than 30 days past due on its contractual payments at the time a modification program is implemented, or (2) the modification or deferral program is mandated by the federal government or a state government. Accordingly, any loan modification made in response to the COVID-19 pandemic that meets either of these practical expedients would not be considered a TDR because the borrower is not experiencing financial difficulty.

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

As part of the CARES Act, and in recognition of the challenging circumstances faced by small businesses, Congress created the Paycheck Protection Program (“PPP”), in which the Company is a participating lender. PPP covered loans are fully guaranteed as to principal and accrued interest by the SBA, and therefore, require a zero percent risk weight for risk-based capital requirements. The SBA reimburses PPP lenders for any amount of a PPP covered loan that is forgiven. PPP lenders are not held liable for any representations made by PPP borrowers in connection with a borrower's request for PPP covered loan forgiveness. As of December 31, 2020, Juniata funded 508 PPP loans through the SBA, for a total of $32,064,000. As of December 31, 2020, 47 loans, totaling $3,349,000, had been forgiven by the SBA.

To provide liquidity to small business lenders and the broader credit markets, and to help stabilize the financial system, on April 7, 2020, the Federal Reserve Banks extended credit to financial institutions under the Paycheck Protection Program Liquidity Facility (“PPPLF”). Under the PPPLF, each Federal Reserve Bank can extend non-recourse loans to institutions eligible to make PPP covered loans. Under the PPPLF, only PPP covered loans guaranteed by the SBA under the Paycheck Protection Program with respect to both principal and interest and that are originated by an eligible institution may be pledged as collateral to the Federal Reserve Banks. The Company received $31,298,000 in PPPLF advances with a two year term in June 2020. Since some PPP loans collateralizing the advances have been forgiven, the Company has begun repaying the advances, and as of December 31, 2020, $27,955,000 remained.

Employees

As of December 31, 2020, the Company had a total of 127 full-time and 40 part-time employees.

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

The information on the websites listed above is not, and should not be deemed to be, part of this Annual Report on Form 10-K and is not incorporated by reference in this document.

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

An institution's net interest income is significantly affected by market rates of interest that, in turn, are affected by prevailing economic conditions, by the fiscal and monetary policies of the federal government and by the policies of various regulatory agencies. The FRB regulates the national money supply to manage recessionary and inflationary pressures. In doing so, the FRB may use techniques such as engaging in open market transactions of U.S. Government securities, changing the discount rate and changing reserve requirements against bank deposits. The use of these techniques may also affect interest rates charged on loans and paid on deposits. The interest rate environment, which includes both the level of interest rates and the shape of the U.S. Treasury yield curve, has a significant impact on net interest income.

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

As of December 31, 2020, the Company believes it meets all capital adequacy requirements to which it is subject. However, the new rules, which began January 1, 2015 and fully phased in on January 1, 2019, effectively require financial institutions to maintain higher capital levels than was previously required. As a result, Juniata may have to maintain capital in the form of assets that contribute less income to Juniata and that are not available for deployment as loans or other interest-income generating assets, funding of capital projects or other growth initiatives.

Competition, including competition on rates of deposit and for loan growth, may negatively impact the Company’s net interest margin.

There is significant competition among banks in the market areas served by the Company. In addition, as a result of deregulation of the financial industry, the Bank also competes with other providers of financial services, such as savings and loan associations, credit unions, consumer finance companies, securities firms, insurance companies, the mutual funds industry, fintech-based loan and deposit providers, full service brokerage firms and discount brokerage firms, some of which are subject to less extensive regulations than the Company with respect to the products and services they provide. Some of the Company’s competitors have greater resources than the Company and, as a result, may have higher lending limits and may offer other services not offered by the Company. See "Item 1:  Business - Competition." Competition may

adversely affect the rates the Company pays on deposits and charges on loans, thereby potentially adversely affecting the Company’s profitability. The Company’s profitability depends upon its continued ability to successfully compete in the markets it serves. Further, intense competition among lenders can contribute to downward pressure on loan yields.

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

While the Company attempts to manage its liquidity through various techniques, the assumptions and estimates used do not always accurately forecast the impact of changes in customer behavior. For example, the Company may face limitations on its ability to fund loan growth if customers move funds out of the Bank’s deposit accounts in response to increases in interest rates. In the years following the 2008 financial crisis, even as the general level of market interest rates remained low by historical standards, depositors frequently avoided higher-yielding and higher-risk alternative investments, in favor of the safety and liquidity of non-maturing deposit accounts. These circumstances contributed to significant growth in non-maturing deposit account balances at the Company, and at depository financial institutions generally. In a rising rate environment, customers may become more sensitive to interest rates when making deposit decisions and considering alternative opportunities. This increased sensitivity to interest rates could cause customers to move funds into higher-yielding deposit accounts offered by the Company’s bank subsidiary, require the Company’s bank subsidiary to offer higher interest rates on deposit accounts to retain customer deposits or cause customers to move funds into alternative investments or deposits of other banks or non-bank providers. Technology and other factors have also made it more convenient for customers to transfer low-cost deposits into higher-cost deposits or into alternative investments or deposits of other banks or non-bank providers. Such movement of customer deposits could increase the Company’s funding costs, reduce its net interest margin and/or create liquidity challenges.

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

RISKS RELATED TO OPERATIONS

The outbreak of the COVID-19 pandemic has adversely affected, and may continue to adversely affect, the Company’s business, results of operations and financial conditions for an indefinite period.

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

The Company’s business is dependent upon the willingness and ability of its customers to conduct banking and other financial transactions. The pandemic has limited, and may continue to limit, customer demand for many banking products and services. Many companies and residents in the Company’s market areas have been subject to mandatory "non-essential business" shutdowns and stay at home orders, as well as additional restrictions, which have reduced banking activity across the Company’s market areas. In response to these mandates, the Company has temporarily limited most locations to drive-up and ATM services, with lobby access available by appointment only, reduced hours of operation at some locations, temporarily closed some locations and encouraged the Company’s customers to use electronic banking platforms. The Company expects these measures to remain in place for an undetermined period of time. The Company has and may continue to offer payment deferrals, forbearances, fee waivers, and other forms of assistance to commercial, small business and consumer customers. In addition, the use of quarantines and social distancing methods to curtail the spread of COVID-

19 - whether mandated by governmental authorities or recommended as a public health practice - may adversely affect the Company’s operations as key personnel, employees and customers avoid physical interaction. The continued spread of COVID-19 (or an outbreak of a similar highly contagious disease) could also negatively impact the business and operations of third-party service providers who perform critical services for the Company’s business. It is not yet known what impact these operational changes may have on the Company’s financial performance.

There continue to be broad concerns related to the potential effects of the COVID-19 pandemic. Even after the initial government mandated stay at home orders expired, the aftereffects of the pandemic may continue to have an adverse effect on, among other things, (i) the Company’s ability to attract customer deposits, (ii) the ability of the Company’s borrowers to satisfy their obligations to us, (iii) the demand for the Company’s loans or the Company’s other products and services and/or (iv) unemployment rates, financial markets, real estate markets or economic growth.

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

The Company’s computer systems, software and networks are regularly subject to cyber attacks, which may result in unauthorized access; mishandling or misuse of information; loss or destruction of data (including confidential customer information); account takeovers; unavailability of service; computer viruses or other malicious code; disruption or degradation of service; denial of service; and other events.  Cyber threats may arise from human error, fraud or malice on the part of employees or third parties, including third party vendors, or may result from accidental technological failure. In addition, the parties intent on penetrating our systems may also attempt to fraudulently induce employees, customers, third parties or other users of our systems to disclose sensitive information in order to gain access to the Company’s data or that of the Company’s customers.

The use of quarantines and social distancing restrictions to reduce the spread of COVID-19 may present additional cyber security risks to the Company. A number of the Company’s employees have transitioned to working remotely as a result of the COVID-19 pandemic, which increases cyber security risks.

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

The Company may be subject to disruptions or failures of the Company's financial, accounting, network and information processing systems arising from events that are wholly or partially beyond the Company's control, which may include, for example, computer viruses or electrical or telecommunications outages, denial of service attacks or hacking targeting the Company's or its vendors’ networks or information processing systems or websites, natural disasters, disease, pandemics or other damage to property or physical assets or terrorist acts. The Company has developed an emergency recovery program, which includes plans to maintain or resume operations in the event of an emergency and has contingency plans if operations or systems cannot be resumed or restored. The emergency recovery program is periodically reviewed and updated, and components of the emergency recovery program are periodically tested and validated. The Company also reviews and evaluates the emergency recovery programs of vendors which provide certain third-party systems that the Company considers critical. Nevertheless, there is no guarantee that these measures or any other measures can provide absolute security.  In addition, because the methods used to cause cyber-attacks change frequently or, in some cases, are not recognized until launched, the Corporation may be unable to implement effective preventive measures or proactively address these attacks.  Resulting disruptions or failures affecting any of the Company’s systems may give rise to interruption in service to customers, damage to the Company's reputation and loss or liability to the Company.

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

ECONOMIC AND CREDIT RISKS

Participation in COVID-19 loan modifications, the PPP, or in other relief programs created in response to the COVID-19 pandemic, may expose the Company to credit losses as well as litigation and compliance risk.

To support our customers, businesses, and communities, the Company established a COVID-19 Modification Program on March 20, 2020 to offer payment relief to certain borrowers. Through this program, the Company approved interest and/or principal payment deferrals on loans for individuals and businesses affected by the economic impacts of the COVID-19 pandemic. The Company also participated in the PPP as a lender. The PPP commenced on April 3, 2020 and was available to qualified borrowers through August 8, 2020. The Company’s participation in COVID-19 loan modifications, the PPP, and in any other relief programs now or in the future, including those under the CARES Act, exposes the Company to certain credit, compliance, and other risks.

Participation in COVID-19 loan modifications could expose the Company to elevated future credit losses if customers are not able to fulfill the terms of their commitments. Additionally, among other regulatory requirements, PPP loans are subject to forbearance of loan payments for a six-month period to the extent that loans are not eligible for forgiveness. If PPP borrowers fail to qualify for loan forgiveness, including by failing to use the funds appropriately to qualify for forgiveness under the program, the Company has a greater risk of holding these loans at unfavorable interest rates. In addition, because of the short period between the passing of the CARES Act and the implementation of the PPP, there is ambiguity in the laws, rules, and guidance regarding the operation of the PPP, which exposes us to risks relating to noncompliance with the PPP. There is risk the SBA or another governmental entity could conclude there is a deficiency in the way the Company originated, funded, or serviced PPP loans, which may or may not be related to the ambiguity in the CARES Act or the rules and guidance promulgated by the SBA and the U.S. Treasury regarding the operation of the PPP. In the event of such deficiency, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already made payment under the guaranty, seek recovery of any loss related to the deficiency from the Company.

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

The Company has established an allowance for loan losses that management believes to be adequate to offset probable losses on the Company’s existing loans. However, there is no precise method of estimating loan losses. The Company determines the appropriate level of the allowance for credit losses based on many quantitative and qualitative factors, including, but not limited to the size and composition of the loan portfolio; changes in risk ratings; changes in collateral values; delinquency levels; historical losses; and economic conditions. In addition, as the Company’s loan portfolio grows, it will generally be necessary to increase the allowance for credit losses through additional provisions, which will impact the Company’s operating results.  If the Company’s assumptions and judgments regarding such matters prove to be inaccurate, its allowance for credit losses might not be sufficient, and additional provisions for credit losses might need to be made. Depending on the amount of such provisions for credit losses, the adverse impact on the Company’s earnings could be material. Also, there can be no assurance that any future declines in real estate market conditions, general economic conditions or changes in regulatory policies will not require the Company to increase its allowance for loan losses, through additional loan loss provisions, which could reduce earnings.

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

Price fluctuations in securities markets, as well as other market events, could have an impact on the Company’s results of operations. As described below, the Company’s holding of certain securities and the revenues the Company earns from its trust and investment management services business are particularly sensitive to those events:

●	Equity investments:

As of December 31, 2020, the Company’s equity investments were comprised primarily of publicly traded financial institutions. The value of the securities in the Company’s equity portfolio may be affected by several factors. General economic conditions and uncertainty surrounding the financial institution sector impacts the value of these securities. Equity investments are stated at fair value with realized and unrealized gains and losses reported in net income. General declines in bank stock values, as well as deterioration in the performance of specific banks, are reflected on the Consolidated Statements of Income.

●	Municipal securities:

As of December 31, 2020, the Company had approximately $8.0 million of municipal securities issued by various municipalities in its investment portfolio. Uncertainty with respect to the financial viability of municipal insurers places greater emphasis on the underlying strength of issuers. Increasing pressure on local tax revenues of issuers due to adverse economic conditions could also have a negative impact on the underlying credit quality of issuers.

●	Investment management and trust services revenue:

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

The Articles of Incorporation of the Company presently contain certain provisions, such as staggered Board of Directors terms and super majority voting requirements for transactions not approved by the Company’s Board of Directors, which may be deemed to be "anti-takeover" in nature in that such provisions may deter, discourage or make more difficult the assumption of control of the Company by another Company or person through a tender offer, merger, proxy contest or similar transaction or series of transactions. In addition, provisions of Pennsylvania and applicable federal banking laws could similarly make it more difficult for a third party to acquire control of the Company. The overall effects of the "anti-takeover” provisions may be to discourage, make costlier or more difficult, or prevent a future takeover offer, thereby preventing shareholders from receiving a premium for their securities in a takeover offer. These provisions may also increase the possibility that a future bidder for control of the Company will be required to act through arms-length negotiation with the Company’s Board of Directors. Copies of the Articles of Incorporation of the Company are on file with the Securities and Exchange Commission and the Pennsylvania Secretary of State.

If the Company fails to maintain an effective system of internal controls, it may not be able to accurately report its financial results or prevent fraud. As a result, current and potential shareholders could lose confidence in the Company’s financial reporting, which could harm its business and the trading price of its common stock.

The Company has established a process to document and evaluate its internal controls over financial reporting to satisfy the requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002 and related regulations, which require annual management assessments of the effectiveness of the Company’s internal controls over financial reporting. In this regard, management has dedicated internal resources, engaged outside consultants and adopted a detailed work plan to (i) assess and document the adequacy of internal controls over financial reporting, (ii) take steps to improve control processes, where appropriate, (iii) validate through testing that controls are functioning as documented and (iv) maintain a continuous reporting and improvement process for internal control over financial reporting.

The Company’s efforts to comply with Section 404(b) of the Sarbanes-Oxley Act of 2002 and the related regulations regarding the Company’s assessment of its internal controls over financial reporting are likely to continue to result in increased expenses. The Company’s management and audit committee have given the Company’s compliance with Section 404(b) a high priority. The Company cannot be certain that these measures will ensure that the Company implements and maintains adequate controls over its financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm the Company’s operating results or cause the Company to fail to meet its reporting obligations. If the Company fails to correct any issues in the design or operating effectiveness of internal controls over financial reporting or fails to prevent fraud, current and potential shareholders could lose confidence in the Company’s financial reporting, which could harm its business and the trading price of its common stock.

The Company may not be able to attract and retain skilled people.

The Company’s success depends, in large part, on its ability to attract and retain skilled people. Competition for talented personnel can be intense, and the Company may not be able to hire sufficiently skilled people or to retain them. The unexpected loss of services of one or more of the Company’s key personnel could have a material adverse impact on the Company's business because of their skills, knowledge of the Company's operations and markets, industry experience, and the difficulty of promptly finding qualified replacement personnel.

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

Wal-Mart Supercenter, Route 522 South, Lewistown, Pennsylvania (lease expires January 2022)

52 West Mill Street, Port Allegany, Pennsylvania (lease expires June 2028)

Financial Services Office

129 South Main Street, Suite 600, Lewistown, Pennsylvania (lease expires October 2029)

Loan Production Office

1366 South Atherton Street, State College, Pennsylvania (lease expires December 2021)

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

Transfer Agent:

Computershare Investor Services, P.O. Box 50500, Louisville, KY  40233-5000. Phone: (800) 368-5948. Website: www.computershare.com/investor.

Holders:

As of March 15, 2021, there were 1,725 registered holders of the Company’s outstanding common stock.

For information concerning the Company’s Equity Compensation Plans, see “Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

Dividends:

Cash dividends of $0.88 were declared in 2020 and 2019. As stated in Note 14 – Stockholders’ Equity and Regulatory Matters, in The Notes to Consolidated Financial Statements, the Company is subject to regulatory capital requirements that limit the amount of capital available for dividends. While the Company expects to continue its policy of regular dividend payments, no assurance of future dividend payments can be given. Future dividend payments will depend upon the Company’s financial condition, earnings, capital and regulatory requirements, prospects, business conditions and other factors deemed relevant by the Board of Directors.

Annual Meeting:

The Annual Meeting of Shareholders of Juniata Valley Financial Corp., which will be virtual, will be held at 10:30 a.m., on Tuesday, May 18, 2021, at www.meetingcenter.io/294116171 using password JUVF2021.

Recent Sales of Unregistered Securities:

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers:

The Company periodically repurchases shares of its common stock under the share repurchase program approved by the Board of Directors. In December of 2016, the Board of Directors authorized the repurchase of an additional 200,000 shares of its common stock through its share repurchase program. The program will remain authorized until all approved shares are repurchased, unless terminated by the Board of Directors. There were 4,400 shares purchased under the program during the fourth quarter of 2020, and 59,989 shares remain available to purchase under the program.

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number	Average	Part of Publicly	Shares that May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	per Share	Programs	Plans or Programs (1)
October 1-31, 2020	—	$—	—	64,389
November 1-30, 2020	—	—	—	64,389
December 1-31, 2020	4,400	18.05	4,400	59,989

Totals	4,400		4,400	59,989

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE-YEAR FINANCIAL SUMMARY

(Dollars in thousands, except share and per share data)

	2020	2019	2018
BALANCE SHEET INFORMATION at December 31
Assets	$793,718	$670,632	$625,236
Deposits	622,866	531,937	521,722
Loans, net of allowance for loan losses	418,567	397,629	414,597
Investments	291,664	217,482	148,802
Goodwill	9,047	9,047	9,139
Short-term borrowings and repurchase agreements	24,750	13,129	14,511
Long-term debt	35,000	45,000	15,000
Stockholders’ equity	76,597	73,707	67,378
Number of shares outstanding	5,029,841	5,099,729	5,092,048

Average for the year
Assets	740,111	647,282	614,632
Stockholders’ equity	76,056	70,771	62,689
Weighted average shares outstanding for the year - basic	5,073,840	5,101,595	4,987,186
Weighted average shares outstanding for the year - diluted	5,080,455	5,120,699	5,009,484

INCOME STATEMENT INFORMATION
Years Ended December 31
Total interest income	$24,283	$25,614	$23,651
Total interest expense	4,037	4,708	3,635
Net interest income	20,246	20,906	20,016
Provision for loan losses	721	(573)	337
Non-interest income	5,320	4,749	5,027
Non-interest expense	19,293	20,407	19,461
Income before income taxes	5,552	5,821	5,245
Federal income tax (benefit) expense	(50)	(14)	(659)
Net income	$5,602	$5,835	$5,904

PER SHARE DATA
Earnings per share - basic	$1.10	$1.14	$1.18
Earnings per share - diluted	1.10	1.14	1.18
Cash dividends	0.88	0.88	0.88
Book value	15.23	14.45	13.23

FINANCIAL RATIOS
Return on average assets	0.76%	0.90%	0.96%
Return on average equity	7.37	8.24	9.42
Dividend payout	79.71	76.93	74.71
Average equity to average assets	10.28	10.93	10.20
Loans to deposits (year-end)	67.20	74.75	79.47
Yield on earning assets	3.55	4.31	4.18
Cost to fund earning assets	0.80	1.06	0.85
Non-interest income [excluding gains (losses) on sales or calls of securities] to average assets	0.60	0.74	0.82
Non-interest expense to average assets	2.61	3.15	3.17
Net non-interest expense to average assets	2.00	2.41	2.35

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

OVERVIEW

This discussion relates to Juniata Valley Financial Corp. (“Company” or “Juniata”) and its wholly owned subsidiary, The Juniata Valley Bank (“Bank”). Juniata is a bank holding company that delivers financial services within its market, primarily central and northern Pennsylvania. The Bank provides retail and commercial banking, trust, estate, and wealth management services through 16 offices in Juniata, Mifflin, Perry, Huntingdon, McKean, Potter and Centre counties.

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

ECONOMIC AND INDUSTRY-WIDE FACTORS RELEVANT TO JUNIATA

As a financial services organization, Juniata’s core business is most influenced by the level of, and movement of, interest rates. Lending and investing are done daily, using funding from deposits and borrowings, resulting in net interest income, the most significant portion of operating results. Using asset/liability management tools, the Company continually evaluates the effects that possible changes in interest rates could have on operating results and balance sheet growth. Using this information, along with analysis of competitive factors, management designs and prices its products and services.

General economic conditions are relevant to Juniata’s business. In addition, economic factors impact customers’ needs for financing, thus affecting loan growth. Additionally, changes in the economy can directly impact the credit strength of existing and potential borrowers.

The ongoing nature of the COVID-19 pandemic is also relevant to Juniata’s business. The pandemic has affected, and will likely continue to affect, various aspects of Juniata’s operations and financial condition for an undetermined period.

FOCUS OF MANAGEMENT

The management of Juniata believes that it is important to know who and what we are to be successful. We must be aligned in our efforts to achieve goals. We have identified the four characteristics that define the Company and the personnel that support it. We are Committed, Capable, Caring and Connected. Management seeks to be the preeminent financial institution in its market area and measures its success by the five key elements described below.

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

CUSTOMER RELATIONSHIPS

We are committed to maximizing customer satisfaction. We are sensitive to the expanding array of financial services and financial service providers available to our customers, both locally and globally. We are committed to fostering a complete customer relationship by helping clients identify their current and future financial needs and offering practical and affordable solutions to both. As our customers’ lifestyles change, the channels through which we deliver our services must change as well. One element of the Company’s strategic plan is to provide connection through every means available, wherever we are needed, whether through a stand-alone branch, in-store boutique, ATM or via online and mobile banking anywhere internet or cell phone signals can be received. In 2020, we continued to make advances in technological resources, placing data and information in the hands of our customers and employees because we are committed to optimizing the customer experience.

BALANCE SHEET GROWTH

We are capable of profitable balance sheet growth. Rapid growth should not be a substitute for careful fiscal and strategic management. It is our goal to continue quality growth despite intense competition by paying careful attention to the needs of our customers. We will continue to maintain high credit standards, knowing that lending under the right circumstances is the proper way to maintain soundness and profitability. We believe we consistently pay fair market rates on all deposits and have invested wisely and conservatively in compliance with self-imposed standards, minimizing risk of asset impairment. We aspire to increase our market share within the current communities that we serve, and to expand in contiguous areas through acquisition and investment. As part of our strategic plan for growth, we continue to actively seek opportunities for acquisitions of branches or stakes in other financial institutions, similar to those that have occurred in prior years, and most recently in April 2018 with the acquisition of the remaining shares of the Liverpool Community Bank (“LCB”).

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

CONNECTION TO THE COMMUNITY

We are active corporate citizens, connected to the communities we serve. Although the world of banking has transitioned to global availability through electronics, we believe that our community banking philosophy is not only still valid, but essential. Despite technological advances, banking is still a personal business, particularly in the rural areas we serve. We believe that our customers shop for services and value a relationship with an institution involved in the same community, with the same interests in its prosperity. We have a foundation and a history in each of the communities we serve. Management takes an active role in local business and industry development organizations to help attract and retain commerce in our market area. We provide businesses, large and small, with financial tools and financing needed to grow and prosper. And though these tools are electronically driven, they are custom-designed by relationship managers who take time to understand the need. We have always been committed to responsible lending practices. We invest locally by including local municipal bonds in our investment portfolio and participating in funding for such projects as low income and elderly housing. We support charitable programs that benefit the local communities, not only with monetary contributions, but also through the personal involvement of our caring employees. In 2020, we were privileged to support our local business clients with Paycheck Protection Loans, when they needed it most. And we maintained a physical presence at all service locations throughout the pandemic.

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

EXPANSION OF CUSTOMER BASE

Our strategic focus is based on leveraging our collective knowledge of the Company’s primary and contiguous markets to identify lending or fee-based opportunities consistent with our risk parameters and profitability targets. We continue to develop our sales team through mentoring and by making employee education paramount. We continually seek and implement back-room efficiencies. We recognize change is taking place in a world where convenience and mobility are priorities for consumers and businesses when choosing a financial institution with whom to do business. We offer full-featured secure mobile banking that includes remote check deposit for use on home computers and all mobile devices for consumers. For businesses, we provide options for cash management and remote deposit. We offer identity protection to the families of our customers, which we believe to be a true value-added service, with features that go far beyond traditional banking services, and sets us apart from other financial institutions in our market area. With the acquisition of First National Bank of Port Allegheny (“FNBPA”) in 2015, we expanded our market into the northern tier region of Pennsylvania and integrated the JVB brand there and have since expanded our footprint in Perry County, Pennsylvania, through the consummation of the acquisition of remaining shares of LCB in April 2018.

DELIVERY SYSTEM ENHANCEMENTS

We seek to continually enhance our customer delivery system, both through technology and physical facilities. We actively seek opportunities to expand our branch network through acquisitions. We believe that it is imperative that our customers have convenient and easy access to personal financial services that complement their lifestyle, whether it is through electronic or personal delivery. We achieved an early entry into the mobile banking arena and have since expanded online delivery, offering consumer remote deposit and Touch ID, and most recently online consumer loan and deposit accounting opening in 2020. Through the fully redesigned JVBonline.com website, we offer a suite of online services including the convenience of online loan applications for residential mortgages, home equity, vehicle and other personal loans. Online and mobile banking features include full bill-pay and monetary transfers between internal and external accounts. Our ATM network is equipped with state-of-the art machines. Our Customer Care Center provides a dedicated service to address all customer inquiries and provides outreach through our social media sites. Our updated branch facilities feature a highly interactive and complete customer experience. In 2020, Juniata added online consumer deposit account opening capability to our product line and plans to expand the capability to business customers in 2021.

JUNIATA’S CHALLENGES

NET INTEREST MARGIN COMPRESSION

The low interest rate environment that has persisted in recent years has pressured the net interest margin for most banks, including Juniata. Loans have been originated, acquired or repriced at lower rates, reducing the average rate earned on those assets. While the average rate paid on interest-bearing liabilities, such as deposits and borrowings, has also declined, the decline has not always occurred at the same pace as the decline in the average rate earned on interest-earning assets, which can result in a narrowing of the net interest margin. We believe that increasing the net interest margin will continue to be a challenge until general market rates rise.

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

RESULTS OF OPERATIONS

2020 and 2019 FINANCIAL PERFORMANCE OVERVIEW

The comparability of the results of operations for the years ended December 31, 2020 and December 31, 2019 was impacted by the following events discussed in more detail below: (i) the COVID-19 pandemic in 2020; and (ii) termination of The Juniata Valley Bank Retirement Plan (“JVB Plan”) in 2019. Juniata’s management believes it is meaningful to present a performance comparison that segregates the financial impact of the afore-mentioned items, in providing an analysis of comparative results. The following discussion includes both GAAP measures, as well as non-GAAP financial measures that are reconciled to GAAP financial measures in the supplemental tables presented below. The non-GAAP measures are referred to as “adjusted” results.

The year 2020 was challenging, primarily due to the COVID-19 pandemic. Several initiatives were implemented to address the impact of the COVID-19 pandemic on Juniata, its customers, employees and markets. Juniata remained responsive to the needs of loan customers for short-term payment relief as a result of the pandemic, as well as participated in the Paycheck Protection Program (“PPP”) through the Small Business Administration (“SBA”). While asset quality measures remained strong throughout 2020, the effects of the economic downturn resulted in increased provisioning for loan losses. Juniata increased its provision for loan losses by $1,294,000, from a credit of $573,000 recorded in 2019 to a provision expense of $721,000 recorded in 2020.

In 2020, Juniata executed a strategy to create a more efficient balance sheet, producing securities gains of $549,000 which were used to offset a one-time $524,000 prepayment penalty on the extinguishment of $10,000,000 in long-term debt. The total net gain on the sales and calls of securities recorded in 2020 was $855,000 compared to a $43,000 net loss on the sales and calls of securities in 2019.

In 2019, Juniata satisfied all obligations of the JVB Plan, recording pre-tax pension settlement charges of $1,221,000 during the year while no comparable charges were recorded in 2020. The pre-tax charges represent the acceleration of pension expenses that would otherwise have impacted Juniata’s future earnings.

Net income for Juniata in 2020 was $5,602,000, compared to net income of $5,835,000 for 2019. Earnings per share on a fully diluted basis decreased from $1.14 in 2019 to $1.10 in 2020. When adjusted for the impact of the tax-effected events mentioned above, adjusted net income was $5,911,000 for the year ended December 31, 2020, a decrease of 7.4% over adjusted net income of $6,381,000 for the year ended December 31, 2019. Adjusted earnings per share decreased by 7.2% from $1.25 in 2019 to $1.16 in 2020. For 2020, return on average assets (“ROA”) and return on average equity (“ROE”) were 0.76% and 7.37%, respectively. When adjusted for the impact of the items mentioned above, return on average assets was 0.80% in 2020 compared to 0.99% in 2019, while return on average equity was 7.78% in 2020 compared to 9.01% in 2019.

The net interest margin, on a fully tax-equivalent basis, decreased from 3.57% in 2019 to 3.00% in 2020. The yield on earning assets decreased 76 basis points to 3.55%, while the cost of funds decreased 26 basis points, to 0.80%, in 2020 compared to 2019.

Comparative disclosures illustrating the reconciliation of the non-GAAP financial measures discussed above to GAAP financial measures for the most recent two years are on the following page.

(Dollars in thousands)
	2020	2019
Non-GAAP presentation of comparative net income
Net Income	$5,602	$5,835
Adjustments to reported net income to reconcile to non-GAAP measure:
Defined benefit plan settlement cost included in employee benefits	—	1,221
Tax benefit of defined benefit plan settlement cost	—	(256)
Loan Loss Provision	721	(573)
Tax benefit (expense) of loan loss provision	(151)	120
(Gain) loss on sales and calls of securities	(855)	43
Tax expense (benefit) on (gain) loss on sales and calls of securities	180	(9)
Prepayment penalty on long-term debt	524	—
Tax benefit of prepayment penalty on long-term debt	(110)	—
Total adjustments to reported net income to reconcile to non-GAAP measure	309	546
Adjusted net income (non-GAAP)	$5,911	$6,381

(Dollars in thousands, except share and per share data)

	2020	2019
Non-GAAP presentation of performance ratios
Adjusted Earnings Per Share (Diluted)
Earnings per share (diluted)	$1.10	$1.14
Adjustments to reported diluted earnings per share to reconcile to non-GAAP measure (tax effected):
Defined benefit settlement cost	—	0.19
Loan loss provision	0.11	(0.09)
(Gain) loss on sales and calls of securities	(0.13)	0.01
Prepayment penalty on long-term debt	0.08	—
Total adjustments to reported diluted earnings per share to reconcile to non-GAAP measure	0.06	0.11
Adjusted earnings per share (diluted) (non-GAAP)	$1.16	$1.25

Net Income	$5,602	$5,835
Average Assets	740,111	647,282
Average Equity	76,056	70,771
Weighted average diluted shares outstanding	5,080,455	5,120,699

Adjusted Return on Average Assets
Return on average assets	0.76%	0.90%
Total adjustments to reported net income to reconcile to non-GAAP measure	0.04	0.08
Adjusted return on average assets	0.80%	0.99%

Adjusted Return on Average Equity
Return on average equity	7.37%	8.24%
Total adjustments to reported net income to reconcile to non-GAAP measure	0.41	0.77
Adjusted return on average equity	7.78%	9.01%

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

Summarized below are the components of net income and the contribution of each to ROA for 2020 and 2019.

(Dollars in thousands)	2020		2019
	Net Income	% of Average	Net Income	% of Average
	Components	Assets	Components	Assets
Net interest income	$20,246	2.74%	$20,906	3.23%
Provision for loan losses	(721)	(0.10)	573	0.09

Customer service fees	1,376	0.19	1,717	0.27
Debit card fee income	1,465	0.20	1,349	0.21
BOLI	263	0.04	289	0.04
Trust fees	408	0.06	394	0.06
Commissions from sales of non-deposit products	306	0.04	272	0.04
Fees derived from loan activity	298	0.04	333	0.05
Mortgage banking income	54	0.01	68	0.01
Security gains (losses)	855	0.12	(43)	(0.01)
Change in value of equity securities	(53)	(0.01)	26	0.00
Other noninterest income	348	0.05	344	0.06
Total noninterest income	5,320	0.72	4,749	0.73

Employee expense (excluding defined benefit settlement cost)	(10,175)	(1.37)	(10,630)	(1.64)
Defined benefit settlement cost	—	—	(1,221)	(0.19)
Occupancy and equipment	(2,107)	(0.28)	(2,177)	(0.34)
Data processing expense	(2,294)	(0.31)	(2,114)	(0.33)
Professional fees	(715)	(0.1)	(961)	(0.1)
Taxes, other than income	(502)	(0.07)	(567)	(0.09)
FDIC insurance premiums	(232)	(0.03)	(108)	(0.02)
Gain on sales of other real estate owned	—	—	208	0.03
Intangible amortization	(77)	(0.01)	(87)	(0.01)
Amortization of investment in partnership	(799)	(0.11)	(792)	(0.12)
Long-term debt prepayment penalty	(524)	(0.07)	—	—
Other noninterest expense	(1,868)	(0.25)	(1,958)	(0.27)
Total noninterest expense	(19,293)	(2.61)	(20,407)	(3.15)

Income tax benefit	50	0.01	14	0.00
Net income	$5,602	0.76%	$5,835	0.90%

Average assets	$740,111		$647,282

NET INTEREST INCOME

Net interest income is the amount by which interest income on earning assets exceeds interest expense on interest bearing liabilities. Net interest income is the most significant component of revenue, comprising approximately 82% of total revenues (the total of net interest income and non-interest income, exclusive of gains on sales and calls of securities) for 2020. Interest spread measures the absolute difference between average rates earned and average rates paid. Because some interest earning assets are tax-exempt, an adjustment is made for analytical purposes to present all assets on a fully tax-equivalent basis. Net interest margin is the percentage of net return on average earning assets, on a fully tax-equivalent basis, and provides a measure of comparability of a financial institution’s performance.

Both net interest income and net interest margin are impacted by interest rate changes, changes in the relationships between various rates and changes in the composition of the average balance sheet. Additionally, product pricing, product mix and customer preferences dictate the composition of the balance sheet and the resulting net interest income. Table 1 shows average asset and liability balances, average interest rates and interest income and expense for the years 2020, 2019 and 2018. Table 2 further shows changes attributable to the volume and rate components of net interest income.

TABLE 1

AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

	Year Ended			Year Ended			Year Ended
(Dollars in thousands)	December 31, 2020			December 31, 2019			December 31, 2018
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance(1)	Interest	Rate	Balance(1)	Interest	Rate	Balance(1)	Interest	Rate
ASSETS
Interest earning assets:
Taxable loans (5)	$385,425	$18,364	4.76%	$375,333	$19,876	5.30%	$379,696	$19,092	5.03%
Tax-exempt loans	27,826	885	3.18	32,987	1,184	3.59	29,666	968	3.26
Total loans	413,251	19,249	4.66	408,320	21,060	5.16	409,362	20,060	4.90
Taxable investment securities	251,095	4,813	1.92	168,880	4,115	2.44	131,420	3,040	2.31
Tax-exempt investment securities	5,979	142	2.37	6,948	147	2.12	19,988	393	1.97
Total investment securities	257,074	4,955	1.93	175,828	4,262	2.42	151,408	3,433	2.27

Interest bearing deposits	9,831	66	0.67	6,835	206	3.01	3,246	132	4.07
Federal funds sold	3,082	13	0.43	3,804	86	2.26	1,267	26	2.05
Total interest earning assets	683,238	24,283	3.55	594,787	25,614	4.31	565,283	23,651	4.18

Non-interest earning assets:
Cash and due from banks	13,137			12,018			12,685
Allowance for loan losses	(3,513)			(3,121)			(3,016)
Premises and equipment	9,011			8,565			8,757
Other assets (7)	38,238			35,033			30,923
Total assets	$740,111			$647,282			$614,632

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing demand deposits (2)	$166,627	403	0.24	$153,056	1,219	0.80	$141,483	978	0.69
Savings deposits	108,535	69	0.06	98,462	98	0.10	102,086	102	0.10
Time deposits	152,632	2,474	1.62	149,532	2,389	1.60	148,671	1,988	1.34
Short-term and long-term borrowings and other interest bearing liabilities	75,737	1,091	1.44	42,081	1,002	2.38	33,136	567	1.71
Total interest bearing liabilities	503,531	4,037	0.80	443,131	4,708	1.06	425,376	3,635	0.85

Non-interest bearing liabilities:
Demand deposits	155,090			127,577			120,521
Other	5,434			5,803			6,046
Stockholders’ equity	76,056			70,771			62,689
Total liabilities and stockholders’ equity	$740,111			$647,282			$614,632
Net interest income and net interest rate spread		$20,246	2.75%		$20,906	3.25%		$20,016	3.33%
Net interest margin on interest earning assets (3)			2.96%			3.51%			3.54%
Net interest income and net interest margin - Tax equivalent basis (4)		$20,519	3.00%		$21,260	3.57%		$20,378	3.60%

Notes:

(1)	Average balances were calculated using a daily average.
(2)	Includes interest-bearing demand and money market accounts.
(3)	Net margin on interest earning assets is net interest income divided by average interest earning assets.
(4)	Interest on obligations of states and municipalities is not subject to federal income tax. In order to make the net yield comparable on a fully taxable basis, a tax equivalent adjustment is applied against the tax-exempt income utilizing a federal tax rate of 21%.

TABLE 2

RATE/VOLUME ANALYSIS OF NET INTEREST INCOME

(Dollars in thousands)	2020 Compared to 2019			2019 Compared to 2018
	Increase (Decrease) Due To (6)			Increase (Decrease) Due To (6)
	Volume	Rate	Total	Volume	Rate	Total
ASSETS
Interest earning assets:
Loans:
Taxable (5)	$534	$(2,046)	$(1,512)	$(219)	$1,003	$784
Tax-exempt	(185)	(114)	(299)	108	108	216
Total loans (8)	349	(2,160)	(1,811)	(111)	1,111	1,000
Investment securities:
Taxable	2,003	(1,305)	698	866	209	1,075
Tax-exempt	(21)	16	(5)	(256)	10	(246)
Total investment securities	1,982	(1,289)	693	610	219	829
Interest bearing deposits	90	(230)	(140)	146	(72)	74
Federal funds sold	(16)	(57)	(73)	52	8	60
Total interest earning assets	2,405	(3,736)	(1,331)	697	1,266	1,963
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Demand deposits (2)	$108	$(924)	$(816)	$80	$161	$241
Savings deposits	10	(39)	(29)	(4)	—	(4)
Time deposits	49	36	85	12	389	401
Other, including short and long-term borrowings, and other interest bearing liabilities	801	(712)	89	153	282	435
Total interest bearing liabilities	968	(1,639)	(671)	241	832	1,073
Net interest income	$1,437	$(2,097)	$(660)	$456	$434	$890

Notes:

(5)	Non-accruing loans are included in the above table until they are charged off.
(6)	The change in interest due to rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
(7)	Includes net unrealized gains (losses) on securities available for sale: $4,298,000 in 2020, ($486,000) in 2019 and ($4,687,000) in 2018.
(8)	Interest income includes loan fees of $463,000, $70,000 and $95,000 in 2020, 2019 and 2018, respectively.

On average, total loans outstanding increased $4,931,000, or 1.2%, in 2020 compared to 2019. Average loans in 2020 included average PPP loan balances of $21,421,000. Average total loans outstanding decreased by 0.3%, to $408,320,000, in 2019 when compared to 2018. Average yields on loans decreased by 50 basis points in 2020 compared to 2019, which was 26 basis points greater than 2018. As shown in Table 2, Rate – Volume Analysis of Net Interest Income, the decrease in yield in 2020 lowered interest income on loans by approximately $2,160,000, while the increase in volume raised interest income by $349,000 compared to 2019, resulting in a net decline in interest recorded on loans of $1,811,000. During 2019, the increase in yield raised interest income on loans by approximately $1,111,000, while the decline in volume decreased interest income by $111,000 compared to 2018, resulting in a net increase in interest recorded on loans of $1,000,000. Contributing 5 basis points to the increase in loan yields in 2019 was the collection of a substantial amount of previously unaccrued interest on a loan charged off in 2012. The prime rate declined 150 basis points in 2020, ending at 3.25%, which impacted the yield on loans. During 2019, the prime rate declined 75 basis points during 2019, ending at 4.75%.

During 2020, cash flows from maturities, sales and repayments of investment securities were reinvested into the securities portfolio, as were the additional funds from the growth in interest bearing liabilities and non-interest bearing demand deposits. As a result, average balances of investment securities increased by $81,246,000, or 46.2%, during 2020 compared to 2019. This increase in volume accounted for a $1,982,000 increase in interest income compared to 2019, while the 49 basis point decline in the overall yield of the investment portfolio between 2020 and 2019 decreased net interest income by $1,289,000, resulting in an aggregate increase in interest recorded on investment securities of $693,000 in 2020 compared to 2019.

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

In total, yield on earning assets in 2020 was 3.55% compared to 4.31% in 2019 and 4.18% in 2018. On a fully tax equivalent basis, the yield on earning assets decreased 78 basis points to 3.59% in 2020, from 4.37% in 2019, which was an increase of 13 basis points from 4.25% in 2018.

Average interest bearing liabilities increased by $60,400,000, or 13.6%, in 2020 compared to 2019, which increased $17,755,000 compared to 2018. Within the categories of interest bearing liabilities, deposits increased on average by $26,744,000 in 2020 compared to 2019, primarily due to government payments and decreased spending during the pandemic. Average borrowings increased by $33,656,000 in 2020 compared to 2019, mainly due to a $13,497,000 increase in short-term borrowings from a cash flow hedge using three month FHLB advances, as well as the addition of $17,561,000 in FRB advances from the Company’s participation in the PPPLF. During 2019, average deposits increased by $8,810,000 and average borrowings increased by $8,945,000 compared to 2018. Changes in the volume and rate of other interest-bearing liabilities, in aggregate, decreased interest expense by $671,000 in 2020 compared to 2019, while the aggregate changes in volume and rate in 2019 increased interest expense by $1,073,000 compared to 2018. The percentage of average interest earning assets funded by average non-interest bearing demand deposits was approximately 22.7% in 2020, compared to 21.4% in 2019 and 23.1% in 2018. The total cost to fund earning assets (computed by dividing the total interest expense by the total average earning assets) in 2020 was 0.59%, compared to 0.79% in 2019 and 0.64% in 2018. This decrease in 2020 was primarily due to the 150 basis point decline in the federal funds target range during the year caused by the COVID-19 pandemic.

Net interest income was $20,246,000 for 2020, a decrease of $660,000 when compared to 2019. An increase in volume contributed $1,437,000, which was offset by a decline of $2,097,000 due to rate, resulting in a decrease in net interest income in 2020 compared to 2019.

PROVISION FOR LOAN LOSSES

Juniata’s provision for loan losses is determined as a result of an analysis of the adequacy level of the allowance for loan losses. In order to closely reflect the potential losses within the current loan portfolio based upon current information known, the Company carries no unallocated allowance. Using the process of analysis described in “Application of Critical Accounting Policies” earlier in this discussion, the Company determined that a provision of $721,000 was appropriate for 2020, an increase of $1,294,000, compared to 2019. The increased provision was primarily due to the additional probability of losses inherent in the loan portfolio, particularly in segments most affected by the economic conditions resulting from the COVID-19 pandemic, such as hospitality and restaurants. Additional consideration was also included for estimated elevated losses within the COVID-19 deferral loan pool. In addition to the provision expense of $721,000 in 2020, the allowance for loan losses was further funded by net recoveries of previously charged off loans totaling $412,000. A credit of $573,000 was recorded to the loan loss provision during the year ended December 31, 2019 primarily due to net recoveries of $500,000 on previously charged off loans. as well as a general improvement in credit quality factors, such as delinquency trends and classified loan balances. The discussion included in the Loans and Allowance for Loan Losses in the section below titled “Financial Condition” explains the information and analysis used to arrive at the provision for 2020.

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

Non-interest income was $5,320,000 in 2020 compared to $4,749,000 in 2019. Most significantly impacting the comparative year-end periods was an $855,000 net gain on the sales and calls of securities recorded in 2020 compared to a $43,000 net loss on the sales and calls of securities in 2019. The recorded net gain in 2020 was due in part to the execution of a balance sheet strategy in the second quarter of 2020 that produced securities gains of $549,000 which offset a $524,000 prepayment penalty on the extinguishment of long-term debt, as well as to the restructuring of the debt securities portfolio in the third quarter to reduce Juniata’s overall premium exposure resulting in a net gain of $283,000 on the sales of securities.

Fee-generated non-interest revenues consist of customer service fees derived from deposit accounts, trust relationships and sales of non-deposit products. In 2020, revenues from these services totaled $2,090,000, representing a decrease of $293,000, or 12.3%, from 2019 revenues, due to a decline in customer service fees. Customer service fees decreased by $341,000, or 19.9%, due to a decline in overdraft fee income caused by decreased consumer spending and stimulus fund deposits associated with the pandemic. Fees from estate settlements increased by $15,000, while non-estate trust fees declined by $1,000 in 2020 compared to 2019. Variance in fees from estate settlements occurs because estate settlements occur sporadically and are not necessarily consistent year to year. Non-estate fees are repeatable revenues that generally increase and decrease in relation to movements in interest rates as market values of trust assets under management increase or decrease and as new relationships are established. Commissions from sales of non-deposit products increased in 2020, in comparison to 2019, by $34,000, or 12.5%, as sales increased.

Fees generated by debit card activity increased by $116,000, or 8.6%, in 2020 compared to the prior year due to increased debit card usage.

Earnings on bank-owned life insurance and annuities declined by $26,000 in 2020 compared to 2019 caused by a decline in earnings resulting from the lower rate environment.

Other non-interest-related fees derived from loan activity decreased by $35,000 when comparing 2020 to 2019, due to declines in revenues generated from title insurance fees and the loan referral program.

The change in value of equity securities declined $79,000 in 2020 compared to 2019 resulting from declines in bank stock market values.

As a percentage of average assets, non-interest income (excluding securities gains/losses on sales or calls of securities and change in value of equity securities) was 0.61% and 0.74% in 2020 and 2019, respectively.

NON-INTEREST EXPENSE

Management strives to control non-interest expense where possible in order to improve operating results. Non-interest expense was $19,293,000 in 2020 compared to $20,407,000 in 2019, a decrease of 5.5%. Most significantly impacting the comparative year-end periods was a $1,263,000 decline in employee benefits expense due to recording $1,221,000 in pre-tax pension settlement charges in 2019 due to settling the remaining obligations associated with the final liquidation of the JVB Plan, while no comparable expenses were recorded in 2020.

Also contributing to the decline in non-interest expense in 2020 compared to 2019 was a $413,000 decrease in employee compensation expense due to furloughed staff necessitated by temporary branch closures resulting from Pennsylvania’s mandates during the COVID-19 pandemic.

Professional fees decreased by $246,000, or 25.6%, during 2020 compared to 2019 predominantly due to fees paid to the Company’s former audit firm during the transition to the newly engaged firm during 2019, while no comparable expenses were incurred in 2020. Occupancy expense also declined in 2020 compared to 2019 due to a decline in maintenance expense.

Partially offsetting these declines was a $524,000 prepayment penalty on the prepayment of $10,000,000 in FHLB long-term debt as part of a balance sheet management strategy to create a more efficient balance sheet. Data processing expense increased by $180,000 in 2020 compared to 2019 due to an increase in core processing expense, as well as the addition of expenses associated with a new online account opening platform. FDIC insurance premiums increased by $124,000 due to an increase in the assessment based upon the growth in assets, as well as lower small bank assessment credits being applied in 2020 compared to 2019. Additionally, a net gain on sales of other real estate owned of $208,000 was realized in 2019, while no such activity was recorded in 2020.

As a percentage of average assets, non-interest expense was 2.61% in 2020 as compared to 3.15% in 2019. Excluding the prepayment penalty on long-term debt, non-interest expense as a percentage of average assets was 2.54% in 2020. Excluding defined benefit settlement costs in 2019, non-interest expense as a percentage of average assets was 2.96% in 2019.

INCOME TAXES

Income tax for 2020 amounted to a benefit of $50,000 versus a benefit of $14,000 in 2019. Both periods included the effect of a tax credit of $902,000. The tax credit was available to the Company as a result of an equity investment in two low-income housing projects.

Exclusive of the tax credit, the Company recorded income tax expense of $852,000 in 2020, compared to $888,000 in 2019. The tax expense for 2020 included a $57,000 benefit resulting from a provision in the CARES Act, which allowed the carryback of net operating losses from the acquired Liverpool Community Bank to a year in which the statutory tax rate was higher. Juniata’s effective tax rate in 2020 was (0.9)% versus (0.2)% in 2019. See Note 13 of The Notes to Consolidated Financial Statements for further information on income taxes.

.

FINANCIAL CONDITION

BALANCE SHEET SUMMARY

Juniata functions as a financial intermediary and, as such, its financial condition can be best analyzed in terms of changes in its uses and sources of funds and can also be analyzed in terms of changes in daily average balances. The table below sets forth average daily balances for the last two years and the dollar change and percentage change for the past year.

TABLE 3

CHANGES IN USES AND SOURCES OF FUNDS

(Dollars in thousands)	2020			2019
	Average	Increase (Decrease)		Average
	Balance	Amount	%	Balance
Funding Uses:
Taxable loans	$385,425	$10,092	2.7%	$375,333
Tax-exempt loans	27,826	(5,161)	(15.6)	32,987
Taxable securities	251,095	82,215	48.7	168,880
Tax-exempt securities	5,979	(969)	(13.9)	6,948
Interest bearing deposits	9,831	2,996	43.8	6,835
Federal funds sold	3,082	(722)	(19.0)	3,804
Total interest earning assets	683,238	88,451	14.9	594,787
Investment in:
Low income housing	3,534	(749)	(17.5)	4,283
BOLI and annuities	16,408	318	2.0	16,090
Goodwill and intangible assets	9,329	(104)	(1.1)	9,433
Other non-interest earning assets	26,817	521	2.0	26,296
Unrealized gains (losses) on securities	4,298	4,784	(984.4)	(486)
Less: Allowance for loan losses	(3,513)	(392)	12.6	(3,121)
Total uses	$740,111	$92,829	14.3%	$647,282

Funding Sources:
Interest bearing demand deposits	$166,627	$13,571	8.9%	$153,056
Savings deposits	108,535	10,073	10.2	98,462
Time deposits under $100,000	104,477	(5,955)	(5.4)	110,432
Time deposits over $100,000	48,155	9,055	23.2	39,100
Repurchase agreements	4,033	787	24.2	3,246
Short-term borrowings	14,521	13,497	1,318.1	1,024
FRB advances	17,561	17,561	NA	—
Long-term debt	38,060	1,814	5.0	36,246
Other interest bearing liabilities	1,562	(3)	(0.2)	1,565
Total interest bearing liabilities	503,531	60,400	13.6	443,131
Demand deposits	155,090	27,513	21.6	127,577
Other liabilities	5,434	(369)	(6.4)	5,803
Stockholders’ equity	76,056	5,285	7.5	70,771
Total sources	$740,111	$92,829	14.3%	$647,282

Overall, total average assets increased by $92,829,000, or 14.3%, for the year 2020 compared to 2019. The increase in 2020 was primarily due to an increase in deposits, as well as short-term debt and FRB advances, which were used to fund loans and the purchases of taxable securities during the year. The ratio of average earning assets to total average assets increased from 91.9% in 2019 to 92.3% in 2020. The ratio of average interest-bearing liabilities to total average assets decreased in 2020 to 68.0% from 68.5% in 2019. Although Juniata’s investment in low income elderly housing projects and its bank owned life insurance and annuities are not classified as interest-earning assets, income is derived directly from those assets. These instruments have represented 2.7% and 3.1% of total average assets in 2020 and 2019, respectively. A more detailed discussion of the Company’s earning assets and interest bearing liabilities will follow in the Sections titled “Loans”, “Investments” and “Deposits”.

LOANS

Loans outstanding at the end of each year consisted of the following:

(Dollars in thousands)
	Years Ended December 31,
	2020	2019	2018	2017	2016
Commercial, financial and agricultural	$73,057	$51,785	$46,563	$45,802	$40,827
Real estate - commercial	122,698	126,613	141,295	140,369	123,711
Real estate - construction	61,051	46,459	36,688	28,403	35,206
Real estate - mortgage	141,438	150,538	163,548	146,888	154,905
Obligations of states and political subdivisions	18,550	16,377	19,129	13,044	13,616
Personal	5,867	8,818	10,408	9,398	10,032
Total	$422,661	$400,590	$417,631	$383,904	$378,297

From year-end 2019 to year-end 2020, total loans outstanding increased by $22,071,000, primarily due to PPP loans, which are included in the commercial, financial and agricultural class. The following table summarizes how the ending balances changed annually in each of the last two years.

(Dollars in thousands)
	2020	2019
Beginning balance	$400,590	$417,631
Net (paid off) new loans	21,195	(18,068)
Loans charged off	(56)	(137)
Loans transferred to repossessions	(29)	(7)
Other adjustments to carrying value	961	1,171
Net change	22,071	(17,041)
Ending balance	$422,661	$400,590

The loan portfolio was comprised of approximately 34.9% consumer loans (real estate – mortgage and personal loans) and 65.1% commercial loans (commercial, financial and agricultural, real estate – commercial and construction, and obligations of states and political subdivisions) on December 31, 2020 compared to 39.8% consumer loans and 60.2% commercial loans on December 31, 2019. Management believes that diversification in the loan portfolio is important, and management performs a loan concentration analysis on a quarterly basis. The highest loan concentration by activity type in 2020 was real estate - commercial loans secured by income-producing property, with debt service on this category of loans being reliant upon the cash flow generated by the property. In the aggregate, loans in this category had outstanding balances of $106,220,000 at December 31, 2020, or 140.80% of the Bank’s capital. Components of this concentration group with balances considered for general reserve purposes are as follows:

(Dollars in thousands)
NAIC Definition	Outstanding Balance	% of Bank Capital
Lessors of non-residential buildings	$33,002	43.75%
Lessors of residential buildings and dwellings	29,539	39.15%
Hotels and Motels	23,579	31.25%
Continuing care retirement communities	20,101	26.64%
Total	$106,221	140.80%

Given the reserves allocated to this sector over the past several years and the continuing softness in the market, management continues to assess a concentration risk factor to this group of loans when analyzing the adequacy of the allowance for loan losses. See Note 6 of The Notes to Consolidated Financial Statements.

During 2020, the growth in commercial, financial and agricultural loans, as well as real estate – construction loans and obligations of states and political subdivisions, was partially offset by a decline in the other loan categories. The overall increase in total loans was largely due to Juniata’s participation in the PPP, as well as the growth in real estate - construction loans. In 2019, there was growth in commercial, financial and agricultural loans, as well as real estate – construction loans, which was offset by a decline is all other loan categories. The decrease was largely due to a few unanticipated real estate - commercial and obligations of states and political subdivision loan payoffs, as well as the competitive lending environment. Juniata is willing, able and continues to lend to qualifying businesses and individuals. Our business model closely aligns lenders and community office managers’ efforts to effectively develop referrals and existing customer relationships. Continued emphasis is placed on responsiveness and personal attention given to customers, which we believe differentiates the Bank from its competition. Nearly all commercial loans are either variable or adjustable rate loans, while non-mortgage consumer loans generally have fixed rates for the duration of the loan.

Juniata strives to offer fair, competitive rates and to provide optimal service to attract loan growth and will continue to place emphasis on attracting the entire customer relationship of our borrowers.

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

The allowance for loan losses is set at an amount calculated to provide for probable losses on existing loans. A quarterly provision or credit is charged to earnings to maintain the allowance at adequate levels. Charge-offs and recoveries are recorded as adjustments to the allowance. The allowance for loan losses on December 31, 2020 was 0.97% of total loans, net of unearned interest, compared to 0.74% of total loans, net of unearned interest, at the end of 2019.

Loans that Juniata acquired through mergers and acquisitions, such as those acquired from Liverpool in 2018 and FNBPA in 2015 are recorded at fair value with no carryover of the related allowance for loan losses. Acquired loans subsequently deemed to be impaired are included in the allowance for loan losses as impaired loans. Through loan amortization and other scheduled payments, the excluded balances become a smaller percentage of total outstanding loans over time, contributing to the increase in the allowance as a percentage of total loans. The allowance increased $1,133,000 when compared to December 31, 2019, due to an increase in the qualitative risk factors for all loan segments in the loan portfolio as of December 31, 2020 resulting from the change in the economic environment caused by the COVID-19 pandemic, compared to recording a credit of $573,000 to the loan loss provision in 2019. Net recoveries for 2020 were 0.10% of average loans outstanding compared to net recoveries of 0.12% in 2019.

During 2020, Juniata approved interest and/or principal payment deferrals on 227 loans, excluding TDRs, totaling $77,088,000, for individuals and businesses affected by the economic impacts of COVID-19 as permitted by Section 4013 of the CARES Act. As of December 31, 2020, four loans totaling $5,052,000 remained in deferment; however, future deferments could still occur. None of the borrowers approved for these designated deferrals were delinquent as of March 20, 2020, the date on which the Company’s COVID-19 Modification Program went into effect, and the loan modifications are not considered to be troubled-debt restructures under Section 4013.

At December 31, 2020, non-performing loans (as defined in Table 4 below), as a percentage of the allowance for loan losses, were 10.8% as compared to 74.4% at December 31, 2019. Non-performing loans were 0.11% of loans as of December 31, 2020, and 0.55% of loans as of December 31, 2019. The decrease in nonperforming loans in 2020 compared to 2019 was predominantly due to a $1,397,000 decline in non-accrual loans in 2020 primarily due to two relationships totaling $1,231,000 returned to accruing status. All non-performing loans were collateralized with real estate at December 31, 2020.

TABLE 4

NON-PERFORMING LOANS

(Dollar amounts in thousands)	December 31, 2020	December 31, 2019
Non-performing loans
Non-accrual loans	$422	$1,819
Accruing loans past due 90 days or more, exclusive of loans acquired with credit deterioration	22	383
Total	$444	$2,202

Loans outstanding	$422,661	$400,590

Ratio of non-performing loans to loans outstanding	0.11%	0.55%

Loans on which the accrual of interest has been discontinued are designated as non-accrual loans. Accrual of interest on loans is generally discontinued when the contractual payment of principal or interest has become 90 days past due or reasonable doubt exists as to the full, timely collection of principal or interest. However, it is the Company’s policy to continue to accrue interest on loans over 90 days past due if (1) they are guaranteed or well secured and (2) there is an effective means of timely collection in process. When a loan is placed on non-accrual status, all unpaid interest credited to income in the current year is reversed against current period income, and unpaid interest accrued in prior years is charged against the allowance for loan losses. Interest received on non-accrual loans generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. Generally, accruals are resumed on loans only when the obligation is brought fully current with respect to interest and principal, has performed in accordance with the contractual terms for a reasonable period and the ultimate collectability of the total contractual principal and interest is no longer in doubt. The Company’s non-accrual and charge-off policies are the same, regardless of loan type. During 2020, gross interest income that would have been recorded if loans on non-accrual status had been current was $97,000, of which $82,000 was collected and included in net income.

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

Management systematically monitors the loan portfolio and the adequacy of the allowance for loan losses on a quarterly basis to provide for probable losses inherent in the portfolio. The Bank’s methodology for maintaining the allowance is highly structured and contains two components: 1) specific allowances allocated to loans evaluated for impairment under the Financial Accounting Standards Board’s Accounting Standards Codification ("FASB ASC") Section 310-10-35; and 2) allowances calculated for pools of loans evaluated for impairment under FASB ASC Subtopic 450-20 (Contingencies).

Component for impaired loans:

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all the circumstances surrounding the loans and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis by the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.

The estimated fair values of substantially all the Company’s impaired loans are measured based on the estimated fair value of the loan’s collateral. For commercial loans secured with real estate, estimated fair values are determined primarily through third-party appraisals. When a real estate secured loan becomes impaired, a decision is made regarding whether an updated certified appraisal of the real estate is necessary. This decision is based on various considerations, including the age of the most recent appraisal, the loan-to-value ratio based on the current appraisal and the condition of the property. Appraised values may be discounted to arrive at the estimated selling price of the collateral, which is considered the estimated fair value. The discounts also include the estimated costs to sell the property. For commercial loans secured by non-real estate collateral, estimated fair values are determined based on the borrower’s financial statements, inventory reports, aging accounts receivable, equipment appraisals or invoices. Indications of value from these sources are generally discounted based on the age of the financial information or the quality of the assets. For such loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The Company generally does not separately identify individual consumer segment loans for impairment analysis unless such loans are subject to a restructuring agreement.

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

As of December 31, 2020, 27 loans, with aggregate outstanding balances of $4,227,000, were evaluated for impairment. A collateral analysis was performed on each of these 27 loans to establish a portion of the reserve needed to carry impaired loans at no higher than fair value. As a result of this analysis, one loan for $78,000 was determined to have insufficient collateral, and therefore, a $2,000 specific reserve was established. Loans acquired with credit impairment are considered impaired loans but are not included with this component for consideration in the allowance. They were carried at fair value of $962,000 as of December 31, 2020.

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

In accordance with FASB ASC Subtopic 450-20, when measuring estimated credit losses, these loans are grouped into homogenous pools with similar characteristics and evaluated collectively considering both quantitative measures, such as historical loss, and qualitative measures, in the form of environmental adjustments.

These pools are established by general loan type, or "class" as follows:

●	Commercial, financial and agricultural
●	Real estate – commercial
●	Real estate – construction
●	Real estate – mortgage
●	Obligations of states and political subdivisions
●	Personal

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

Management considered qualitative, environmental risk factors including:

●	National, regional and local economic and business conditions, and developments that affect the collectability of the portfolio, including the condition of various market segments;
●	Changes in the volume and severity of past due loans, the volume of non-accrual loans, and the volume and severity of adversely classified loans;
●	Changes in the nature and volume of the portfolio and terms of loans;
●	Changes in the experience, ability and depth of lending and credit management and other relevant staff;
●	Existence and effect of any concentrations of credit and changes in the level of such concentrations;
●	Changes in the quality of the loan review system;
●	Changes in lending policies and procedures including changes in underwriting standards and collection, charge-off and recovery practices;
●	Changes in the value of underlying collateral for collateral-dependent loans; and
●	Effect of external influences, including competition, legal and regulatory requirements.

Within each loan segment, an analysis was performed over a ten-year look-back period to discover peak historical losses, and with this data, management established ranges of risk from minimal to very high, for each risk factor, to produce a supportable anchor for risk assignment. Based on the framework for risk factor evaluation and range of adjustments established through the anchoring process, a risk assessment and corresponding adjustment was assigned for each portfolio segment as of December 31, 2020. Adjustments to the factors are supported through documentation of changes in conditions in a narrative accompanying the allowance for loan loss calculation.

The combination of quantitative and qualitative factors was applied to year-end balances in each pooled segment to establish the overall allowance.

A summary of activity in the allowance for loan loss for the last five years is shown below. The Company recorded net recoveries of $412,000 in 2020. Based on the analysis described above, the provision for loan loss in 2020 was 226% higher than in 2019. With the provision exceeding net recoveries, the loan loss allowance increased by 38.3% over the December 31, 2019 allowance. Management’s analysis indicated that the loan loss allowance of $4,094,000 at December 31, 2020 was adequate.

(Dollars in thousands)	Years Ended December 31,
	2020	2019	2018	2017	2016
Balance of allowance - beginning of period	$2,961	$3,034	$2,939	$2,723	$2,478
Loans charged off:
Commercial, financial and agricultural	7	2	—	46	4
Real estate - commercial	—	15	60	70	146
Real estate - construction	—	—	—	—	—
Real estate - mortgage	7	66	183	149	103
Personal	42	54	42	27	26
Total charge-offs	56	137	285	292	279

Recoveries of loans previously charged off:
Commercial, financial and agricultural	1	3	10	5	—
Real estate - commercial	2	314	5	2	24
Real estate - construction	426	295	—	—	—
Real estate - mortgage	30	7	12	45	15
Personal	9	18	16	17	19
Total recoveries	468	637	43	69	58

Net (recoveries) charge-offs	(412)	(500)	242	223	221
Provision for loan losses	721	(573)	337	439	466
Balance of allowance - end of period	$4,094	$2,961	$3,034	$2,939	$2,723

Ratio of net (recoveries) charge-offs during period to average loans outstanding	(0.10)%	(0.12)%	0.06%	0.06%	0.06%

The following tables show how the allowance for loan losses is allocated among the various types of outstanding loans and the percent of loans by type to total loans.

(Dollars in thousands)	Years Ended December 31,
	2020	2019	2018	2017	2016
Commercial, financial and agricultural	$302	$321	$275	$273	$318
Real estate - commercial	908	754	1,074	1,022	948
Real estate - construction	1,586	718	558	288	231
Real estate - mortgage	1,200	1,081	1,035	1,285	1,143
Obligations of states and political subdivisions	28	17	20	—	—
Personal	70	70	72	71	83
	$4,094	$2,961	$3,034	$2,939	$2,723

(Dollars in thousands)	Years Ended December 31,
	2020	2019	2018	2017	2016
Commercial, financial and agricultural	17.3%	12.9%	11.1%	11.9%	10.8%
Real estate - commercial	29.0%	31.6%	33.8%	36.6%	32.7%
Real estate - construction	14.4%	11.6%	8.8%	7.4%	9.3%
Real estate - mortgage	33.5%	37.6%	39.2%	38.3%	40.9%
Obligations of states and political subdivisions	4.4%	4.1%	4.6%	3.4%	3.6%
Personal	1.4%	2.2%	2.5%	2.4%	2.7%
	100%	100%	100%	100%	100%

INVESTMENTS

Total investments, defined to include all interest earning assets except loans (i.e. debt securities available for sale at fair value), equity securities, federal funds sold, interest bearing deposits, restricted investment in bank stock and other interest-earning assets), totaled $321,417,000 on December 31, 2020, representing an increase of $103,853,000, or 47.7%, compared to year-end 2019. The increase in 2020 was mainly the result of an overall increase in available funds from deposits due primarily to government stimulus payments and less consumer spending during the pandemic, as well as funds made available from increased FHLB borrowings which were invested in the securities portfolio.

The following table summarizes how the ending balances changed annually in each of the last two years.

(Dollars in thousands)
	2020	2019
Beginning balance	$217,564	$149,641
Purchases of investment securities	268,399	125,422
Sales, calls and maturities of investment securities	(195,073)	(59,876)
Change in value of equity securities	(53)	26
Adjustment in market value of AFS securities	3,862	4,004
Amortization/Accretion	(1,459)	(817)
Restricted investment in bank stock, net change	(19)	1,001
Federal funds sold, net change	10,000	(729)
Interest bearing deposits with others, net change	19,671	(28)
Maturities of interest bearing time deposits with banks	(1,475)	(1,080)
Net change	103,853	67,923
Ending balance	$321,417	$217,564

The investment area is managed according to internally established guidelines and quality standards. Juniata segregates its investment securities portfolio into two classifications: those held to maturity and those available for sale. Juniata classifies all new marketable investment securities as available for sale, and currently holds no securities in the held to maturity or trading classifications. At December 31, 2020, the market value of the entire securities portfolio was greater than amortized cost by $4,508,000 as compared to December 31, 2019, when the market value was less than amortized cost by $647,000. The weighted average life of the investment portfolio was 4.8 years on December 31, 2020 and 3.8 years on December 31, 2019. The weighted average maturity has remained short to achieve a desired level of liquidity. Table 5, “Maturity Distribution”, in this Management’s Discussion and Analysis of Financial Condition shows the remaining maturity or earliest possible repricing for investment securities.

The following table sets forth the maturities of securities and the weighted average yields of such securities by contractual maturities or call dates. Yields on obligations of states and public subdivisions are presented on a tax-equivalent basis.

(Dollars in thousands)	December 31, 2020		December 31, 2019
		Weighted		Weighted
	Fair	Average	Fair	Average
Security type and maturity	Value	Yield	Value	Yield
Obligations of U.S. Government agencies and corporations
Within one year	$—	0.00%	$—	0.00%
After one year but within five years	—	0.00%	14,970	1.89%
After five years but within ten years	22,949	0.78%	5,950	2.16%
	22,949	0.78%	20,920	1.97%
Obligations of state and political subdivisions
Within one year	31	2.58%	1,024	3.94%
After one year but within five years	4,767	3.50%	2,823	3.95%
After five years but within ten years	3,484	4.41%	728	3.88%
	8,282	3.87%	4,575	3.93%
Corporate Debt Securities
Within one year	1,039	4.36%	—	0.00%
After one year but within five years	—	0.00%	—	0.00%
After five years but within ten years	10,484	4.28%	—	0.00%
	11,523	4.29%	—	0.00%
Mortgage-backed securities
After one year but within five years	—	0.00%	3,843	2.26%
After five years but within ten years	5,017	1.45%	3,617	1.90%
After ten years	238,644	1.27%	177,731	2.46%
	243,661	1.27%	185,191	2.51%

	$286,415		$210,686

BANK OWNED LIFE INSURANCE AND ANNUITIES

The Company periodically insures the lives of certain bank officers to provide split-dollar life insurance benefits to some key officers and to offset the cost of providing post-retirement benefits through non-qualified plans. Some annuities are also owned to provide cash streams that match certain post-retirement liabilities. See Note 7 of The Notes to Consolidated Financial Statements. The following table summarizes how the cash surrender values of these instruments changed annually in each of the last two years.

(Dollars in thousands)
	2020	2019
Beginning balance	$16,266	$15,938
BOLI net increase in cash surrender value	269	296
Annuities net increase in cash surrender value	33	32
Net change	302	328
Ending balance	$16,568	$16,266

GOODWILL AND INTANGIBLE ASSETS

Branch Acquisition

On September 8, 2006, the Company acquired a branch office in Richfield, PA. Goodwill recorded on that acquisition was $2,046,000 and is measured annually for impairment.

FNBPA Acquisition

On November 30, 2015, the Company completed its acquisition of FNBPA and, as of December 31, 2020 and 2019, goodwill related to the FNBPA acquisition was $3,402,000. In addition, a core deposit intangible in the amount of $303,000 was recorded and is being amortized over a ten-year period using a sum of the year’s digits basis. Core deposit intangible amortization expense recorded in 2020 was $33,000 and, for the succeeding five years beginning 2021, is estimated to be $27,000, $22,000, $16,000, $10,000 and $5,000 per year, respectively. The core deposit intangible will be fully amortized in 2025. Core deposit and other intangible assets, net of amortization, was $80,000 as of December 31, 2020 and $113,000 as of December 31, 2019.

LCB Acquisition

On April 30, 2018, Juniata completed the acquisition of LCB and, as a result, recorded goodwill of $3,599,000 as of December 31, 2020 and 2019. In addition, a core deposit intangible of $289,000 was recorded and will be amortized over a ten-year period using a sum of the years’ digits basis. Core deposit intangible expense recorded in 2020 was $44,000, and for the succeeding five years beginning 2021, is estimated to be $39,000, $33,000, $28,000, $23,000 and $17,000 per year, respectively, and $21,000 in total for years after 2025. Core deposit intangible, net of amortization, was $161,000 as of December 31, 2020 and $205,000 as of December 31, 2019.

Mortgage Servicing Rights

Due to a strategic shift in focus to a new mortgage product, which is increasing fees derived from loan activity, the Company did not originate and sell residential mortgage loans to the secondary market in 2020 or 2019; however, the Company retained the servicing rights on loans originated and sold in prior years. The mortgage servicing rights are valued based on the present value of estimated future cash flows on pools of mortgages stratified by rate and maturity date. The computed value is carried as an intangible asset. As of December 31, 2020 and December 31, 2019, the fair value of mortgage servicing rights was $158,000 and $180,000, respectively.

DEFERRED TAXES

The Company accounts for income taxes under the asset/liability method. Deferred tax assets and liabilities are recognized for the future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss and tax credit carryforwards, if applicable. A valuation allowance is established against deferred tax assets when, in the judgment of management, it is more likely than not that such deferred tax assets will not become realizable. Management established a valuation allowance of $34,000 in 2019 for a capital loss carryforward for which the tax benefit is not likely to be realized and continues to carry that allowance as of December 31, 2020. As of December 31, 2020, the Company recorded a net deferred tax liability of $66,000, which was carried as a non-interest bearing liability. As of December 31, 2019, the Company recorded a net deferred tax asset of $589,000, which was carried as a non-interest earning asset. See Note 13 of The Notes to Consolidated Financial Statements.

OTHER NON-INTEREST EARNING ASSETS

The following table summarizes the components of the non-interest earning asset category, and how the ending balances changed annually over the last two years.

(Dollars in thousands)
	2020	2019
Beginning balance	$29,628	$35,316
Cash and cash equivalents	(790)	(2,959)
Premises and equipment, net	(435)	499
Other real estate owned	—	(744)
Investment in low income housing	(799)	(641)
Other receivables and prepaid expenses, including deferred tax assets	116	(1,843)
Net change	(1,908)	(5,688)
Ending balance	$27,720	$29,628

DEPOSITS

As of December 31, 2020, total deposits were $622,866,000, an increase of $90,929,000 as compared to the previous year end, due primarily to government stimulus payments and less consumer spending during the pandemic. The following table summarizes how the ending balances changed annually over the last two years.

(Dollars in thousands)
	2020	2019
Beginning balance	$531,937	$521,722
Demand deposits	33,412	8,646
Interest bearing demand deposits	26,312	2,744
Savings deposits	26,592	(2,256)
Time deposits	4,613	1,081
Net change	90,929	10,215
Ending balance	$622,866	$531,937

The following table shows the comparison of average core deposits and average time deposits as a percentage of total deposits for the last two years.

	Changes in Deposits
(Dollars in thousands)	2020			2019
	Average	Increase (Decrease)		Average
	Balance	Amount	%	Balance
Core transaction deposits:
Money market	$57,950	$3,071	5.6%	$54,879
Interest bearing demand	108,677	10,500	10.7	98,177
Savings	108,535	10,073	10.2	98,462
Demand	155,090	27,513	21.6	127,577
Total core transaction deposits	430,252	51,157	13.5	379,095

Time deposits:
$100,000 and greater	48,155	9,055	23.2	39,100
Other	104,477	(5,955)	(5.4)	110,432
Total time deposits	152,632	3,100	2.1	149,532
Total deposits	$582,884	$54,257	10.3%	$528,627

Average deposits increased $54,257,000, or 10.3%, to $582,884,000 in 2020. Core transaction accounts increased by 13.5% in 2020. The largest dollar increase in 2020 compared the previous year was $27,513,000 in non-interest demand accounts, while the largest percentage increase of 23.2% was in time deposit accounts $100,000 and greater. In addition to deposit products, Juniata provides alternatives to customers through the sale of wealth management (non-deposit) products.

The consumer continues to have a need for transaction accounts, and the Bank is continuing to focus on that need to build deposit relationships. Products are geared toward low-cost convenience and ease for the customer. The Company’s strategy is to aggressively seek to grow customer relationships by staying in touch with customers’ changing needs and new methods of connectivity, in an effort to increase deposit (and loan) market share. The Bank offers identity protection services as an option for all consumer demand depositors. We believe this product to be a valuable and essential tool necessary to combat the upsurge in fraud and identity theft. This product is a unique benefit to our customers as there are no other banks in our immediate market that offer a similar service.

The Bank competes in the marketplace with many sources that offer products that directly compete with traditional banking products. In keeping with our desire to provide our customers with a full array of financial services, we supplement the services traditionally offered by our Trust Department by staffing our community offices with wealth management consultants that are licensed and trained to sell variable and fixed rate annuities, mutual funds, stock brokerage services and long-term care insurance. Although the sale of these products can reduce the Bank’s deposit levels, these products offer solutions for our customers that traditional bank products cannot and allow us to service our customer base more completely. Fee income from the sale of non-deposit products (primarily annuities and mutual funds) was $306,000 and $272,000 in 2020 and 2019, respectively, representing approximately 5.8% and 5.7%, respectively, of total non-interest income.

OTHER INTEREST BEARING LIABILITIES

Juniata funds its needs primarily with local deposits and when necessary, relies on external funding sources for additional funding. External funding sources include credit facilities at correspondent banks and the Federal Home Loan Bank of Pittsburgh. Juniata’s average balances for all borrowings increased by $33,656,000 in 2020 compared to 2019 due to a three-year cash flow hedge on $20,000,000 in three-month advances from the FHLB, as well as the addition of FRB advances from the participation in the Federal Reserve Bank’s PPPLF.

	Changes in Borrowings
(Dollars in thousands)	2020			2019
	Average	Increase (Decrease)		Average
	Balance	Amount	%	Balance
Repurchase agreements	$4,033	$787	24.2%	$3,246
Short-term borrowings	14,521	13,497	1,318.1	1,024
FRB advances	17,561	17,561	NA	—
Long-term debt	38,060	1,814	5	36,246
Other interest bearing liabilities	1,562	(3)	(0.2)	1,565
Total borrowings	$75,737	$33,656	80.0%	$42,081

PENSION PLAN

The Company’s noncontributory pension plan, the JVB Plan, covered substantially all its employees employed prior to December 31, 2007. As of January 1, 2008, the JVB Plan was amended to close the plan to new entrants. All active participants as of December 31, 2007 became 100% vested in their accrued benefit and, if they remained eligible, continued to accrue benefits until December 31, 2012. The benefits were based on years of service and the employee’s compensation. Effective December 31, 2012, the JVB Plan was amended to cease future service accruals after that date (i.e., it was frozen).

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

Juniata’s Board of Directors resolved to terminate the JVB Plan, effective November 30, 2018. JVB Plan participants elected preferences for receiving their vested benefit in the form of either lump sum payments or annuities. Juniata incurred a pre-tax charge of $1,221,000. As of December 31, 2019, all obligations were satisfied and The JVB Plan was liquidated. Please refer to Note 19 of The Notes to Consolidated Financial Statements.

STOCKHOLDERS’ EQUITY

Total stockholders’ equity increased by $2,890,000, or 3.9%, in 2020 compared to 2019. The Company was well-capitalized and had the capacity to maintain its typical dividend level in 2020. The Company’s net income exceeded dividends paid by $1,137,000. The adjustment to accumulated other comprehensive income (“AOCI”) to record the change in fair value of debt securities and cash flow hedges increased equity by $3,007,000. Stock based compensation expense recorded pursuant to the Company’s Long-Term Incentive Plan added $128,000 to stockholders’ equity in 2020, while payments for exercised stock options increased shareholders’ equity by $70,000. Treasury stock purchases during the year ended December 31, 2020 decreased stockholders’ equity by $1,452,000, as did the unrealized loss on cash flow hedge.

The following table summarizes how the components of equity changed annually in the last two years.

(Dollars in thousands)
	2020	2019
Beginning balance	$73,707	$67,378
Net income	5,602	5,835
Dividends	(4,465)	(4,489)
Treasury stock issued for stock plans	70	400
Stock-based compensation	128	113
Repurchase of stock, net of re-issuance	(1,452)	(428)
Net change in unrealized security gains	3,052	3,163
Unrealized losses on cash flow hedge	(45)	—
Defined benefit retirement plan adjustments, net of tax	—	1,735
Net change	2,890	6,329
Ending balance	$76,597	$73,707

Average stockholders’ equity in 2020 was $76,056,000, an increase of 7.5% from $70,771,000 in 2019, and was $62,689,000 in 2018. At December 31, 2020, Juniata held 125,838 shares of stock in treasury versus 42,020 at December 31, 2019. Return on average equity decreased to 7.37% in 2020 from 8.24% in 2019 partially due to the growth in average equity resulting primarily from the increase in AOCI, as well as lower income in 2020 compared to 2019. See the discussion in the 2020 Financial Overview section.

The Company periodically repurchases shares of its common stock under the share repurchase program approved by the Board of Directors. In December of 2016, the Board of Directors authorized the repurchase of an additional 200,000 shares of its common stock through its share repurchase program. The program will remain authorized until all approved shares are repurchased, unless terminated by the Board of Directors. Repurchases have typically been accomplished through open market transactions and have complied with all regulatory restrictions on the timing and amount of such repurchases. Shares repurchased have been added to treasury stock and accounted for at cost. These shares may be reissued for stock option exercises, employee stock purchase plan purchases, restricted stock awards, to fulfill dividend reinvestment program needs and to supply shares needed as consideration in an acquisition. During 2020 and 2019, 87,712 and 21,508 shares, respectively, were repurchased in conjunction with this program. There were also 565 and 800 restricted share awards forfeited in 2020 and 2019, respectively. Treasury shares of 4,459 and 22,489 were also redeemed for stock option exercises and employee stock purchase plan purchases in 2020 and 2019, respectively. Shares remaining authorized for repurchase in the program were 59,989 as of December 31, 2020.

Juniata declared dividends of $0.88 per common share in both 2020 and 2019 (See Note 14 of The Notes to Consolidated Financial Statements regarding restrictions on dividends from the Bank to the Company). The dividend payout ratio was 79.71% and 76.93% in 2020 and 2019, respectively. The dividend payout ratio in 2020 was greater than 2019 due to lower net income in 2020 compared to 2019. In January 2021, the Board of Directors declared a dividend of $0.22 per share to stockholders of record on February 15, 2021, payable on March 1, 2021.

Juniata’s book value per share at December 31, 2020 was $15.23 as compared to $14.45 at December 31, 2019. Juniata’s average equity to assets ratio for 2020 and 2019 was 10.28% and 10.93%, respectively. Refer also to the Capital Risk section in the Asset / Liability management discussion that follows.

ASSET / LIABILITY MANAGEMENT OBJECTIVES

Management believes that optimal performance is achieved by maintaining overall risks at a low level. Therefore, the objective of asset/liability management is to control risk and produce consistent, high quality earnings independent of changing interest rates. The Company has identified five major risk areas discussed below:

●	Liquidity Risk
●	Capital Risk
●	Interest Rate Risk
●	Investment Portfolio Risk
●	Economic Risk

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

Juniata is a member of the FHLB of Pittsburgh, which provides short-term liquidity and a source for long-term borrowings. The Bank uses this vehicle to satisfy temporary funding needs throughout the year. Additionally, in 2020, the Company executed a three-year cash flow hedge on $20,000,000 in rolling three-month advances from the FHLB. The Company had short-term borrowings of $20,000,000 on December 31, 2020 and $9,700,000 on December 31, 2019.

The Bank’s maximum borrowing capacity with the FHLB was $166,178,000 at December 31, 2020. In order to borrow additional amounts, the FHLB would require the Bank to purchase additional FHLB Stock. The FHLB is a source of both short-term and long-term funding. The Bank must maintain sufficient qualifying collateral to secure all outstanding advances.

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

The Bank is subject to risk-based capital standards by which banks are evaluated in terms of capital adequacy. These regulatory capital requirements are administered by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital and classification are also subject to qualitative judgments by the regulators. Management believes as of December 31, 2020, the Bank meets all capital adequacy requirements to which it is subject.

Prompt corrective action regulations provide five classifications: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2020 and 2019, the most recent regulatory notifications categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

In 2019, the federal banking agencies jointly issued a final rule that provides for an optional, simplified measure of capital adequacy, the community bank leverage ratio framework (“CBLR framework”), for qualifying community banking organizations, consistent with Section 201 of the Economic Growth Act. The final rule became effective on January 1, 2020 and was elected by the Bank in 2020. In April 2020, the federal banking agencies issued an interim final rule that makes temporary change to the CBLR framework, pursuant to section 4012 of the CARES Act, and a second interim final rule that provides a graduated increase in the community bank leverage ratio requirement after the expiration of the temporary changes implemented pursuant to section 4012 of the CARES Act.

The community bank leverage ratio removes the requirement for qualifying banking organizations to calculate and report risk-based capital, but rather only requires compliance with a Tier 1 to average assets (“leverage”) ratio. Qualifying banking organizations that elect to use the CBLR framework and that maintain a leverage ratio of greater than required minimums will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the agencies’ capital rules (generally applicable rule) and, if applicable, will be considered to have met the well-capitalized ratio requirements for purposes of Section 38 of the Federal Deposit Insurance Act. Under the interim final rules, the community bank leverage ratio minimum requirement is 8.0% as of December 31, 2020, 8.5% for calendar year 2021, and 9.0% for calendar year 2022 and beyond. The interim rule allows for a two-quarter grace period to correct a ratio that falls below the required amount, provided the Bank maintains a leverage ratio of 7.0% as of December 31, 2020, 7.5% for calendar year 2021, and 8.0% for calendar year 2022 and beyond.

Under the final rule, an eligible banking organization can opt out of the CBLR framework and revert back to the risk-weighting framework without restriction. As of December 31, 2020, the Bank was a qualifying community banking organization as defined by the federal banking agencies and elected to measure capital adequacy under the CBLR framework. See Note 14 of Notes to the Consolidated Financial Statements.

Interest Rate Risk

Table 5, presented below, illustrates the maturity distribution of the Company’s interest-sensitive assets and liabilities as of December 31, 2020. Earliest re-pricing opportunities for variable and adjustable rate products and scheduled maturities for fixed rate products have been placed in the appropriate column to compute the cumulative sensitivity ratio (ratio of interest-earning assets to interest-bearing liabilities). Securities with call features are treated as though the call date is the maturity date. Through one year, the cumulative sensitivity ratio is 0.30, indicating a liability-sensitive balance sheet, when measured on a static basis.

TABLE 5

MATURITY DISTRIBUTION

As of December 31, 2020

Remaining Maturity / Earliest Possible Repricing

(Dollars in thousands)		Over One
	Within	Year But	Over
	One	Within Five	Five
	Year	Years	Years	Total
Interest Earning Assets
Interest bearing deposits	$—	$735	$—	$735
Investment securities:
Debt securities - taxable	1,039	—	33,433	34,472
Debt securities - tax-exempt	31	4,767	3,484	8,282
Mortgage-backed securities	—	—	243,661	243,661
Equities	—	—	1,091	1,091
Loans:
Commercial, financial, and agricultural	21,481	46,469	5,107	73,057
Real estate - construction	33,815	24,630	2,606	61,051
Other loans	71,859	114,543	102,151	288,553
Total Interest Earning Assets	128,225	191,144	391,533	710,902
Interest Bearing Liabilities
Demand deposits	176,469	—	—	176,469
Savings deposits	123,572	—	—	123,572
Certificates of deposit over $100,000	26,172	17,654	6,410	50,236
Time deposits	48,224	45,576	10,674	104,474
Short-term borrowings and repurchase agreements	24,750	—	—	24,750
FRB advances	27,955	—	—	27,955
Long-term debt	—	35,000	—	35,000
Other interest bearing liabilities	1,584	—	—	1,584
Total Interest Bearing Liabilities	428,726	98,230	17,084	544,040
Gap	$(300,501)	$92,914	$374,449	$166,862
Cumulative Gap	$(185,302)	$(56,204)	$136,941

Cumulative sensitivity ratio	0.30	0.61	1.31

Commercial, financial and agricultural loans maturing after one year with:
Fixed interest rates		$43,023	$4,868	$47,891
Variable interest rates		16,129	6,087	22,216
Total		$59,152	$10,955	$70,107
Certificates of Deposit of $100,000 or more
Maturing within 3 months				$5,531
Maturing within 3 to 6 months				6,688
Maturing within 6 to 12 months				13,953
Maturing 1‑5 years				17,654
Maturing after 5 years				6,410
				$50,236

Investment Portfolio Risk

Management considers its investment portfolio risk as the amount of appreciation or depreciation the investment portfolio will sustain when interest rates change. The securities portfolio will decline in value when interest rates rise and increase in value when interest rates decline. Securities with long maturities, excessive optionality (as a result of call features) and unusual indexes tend to produce the most market risk during interest rate movements. Rate shocks of minus 100 and plus 100, 200, 300 and 400 basis points were applied to the securities portfolio to determine how Tier 1 capital would be affected if the securities portfolio had to be liquidated and all gains and losses were recognized. The test revealed that, as of December 31, 2020, capital levels would remain adequate under these scenarios.

Economic Risk

Economic risk is the risk that the long-term or underlying value of the Company will change if interest rates change. Economic value of equity (“EVE”) represents the change in the value of the balance sheet without regard to business continuity. Rate shocks are applied to all financial assets and liabilities, using parallel and non-parallel rate shifts of 100 to 400 basis points to estimate the change in EVE under the various hypothetical scenarios. As of December 31, 2020, in a rising rate environment, the modeling results indicate that the Company’s liabilities would increase in value slightly more than assets would lose value. A non-parallel 200 basis point increase shock in rates produced an estimated 6.1% increase in EVE, indicating a stable value well within Juniata’s policy guidelines.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has numerous off-balance sheet loan obligations that exist to meet the financing needs of its customers. These financial instruments include commitments to extend credit, unused lines of credit and letters of credit. Because many commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. These instruments involve, to varying degrees, elements of credit and interest rate risk that are not recognized in the consolidated financial statements. The Company does not expect that these commitments will have an adverse effect on its liquidity position.

Exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and financial guarantees written is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making these commitments as it does for on-balance sheet instruments.

The Company had outstanding loan origination commitments aggregating $81,997,000 and $97,037,000 on December 31, 2020 and 2019, respectively. In addition, the Company had $13,092,000 and $13,448,000 outstanding in unused lines of credit commitments extended to its customers on December 31, 2020 and 2019, respectively. The increase was mainly due to the acquisition of Liverpool’s consumer lines of credit.

Letters of credit are instruments issued by the Company that guarantee payment by the Bank to the beneficiary in the event of default by the Company’s customer in the non-performance of an obligation or service. Most letters of credit are extended for a one-year period. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds collateral supporting those commitments for which collateral is deemed necessary. The amount of the liability as of December 31, 2020 and 2019 for guarantees under letters of credit issued is not material.

The maximum undiscounted exposure related to these guarantees on December 31, 2020 was $4,006,000, and the approximate value of underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $32,906,000.

In 2017, the Company executed renewal agreements for technology outsourcing services through two outside service bureaus. Both agreements provide for termination fees if the Company cancels the services prior to the end of the 7-year commitment period that runs through May 31, 2024. At December 31, 2020, potential termination fees were estimated to be approximately $2,053,000 and $981,000 on the two contracts. The potential termination fees decrease by approximately 15% in each succeeding year through 2024. Since the Company does not expect to terminate these services with either vendor prior to the end of the commitment periods, no liability has been recorded as of December 31, 2020.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on our assessment, management concluded that as of December 31, 2020, the Company’s internal control over financial reporting was effective and met the criteria of the Internal Control-Integrated Framework (2013).

Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Marcie A. Barber	JoAnn N. McMinn
President and Chief Executive Officer	Chief Financial Officer

Crowe LLP Independent Member Crowe Global

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of Juniata Valley Financial Corp.

Mifflintown, Pennsylvania

Opinions on the Financial Statements

We have audited the accompanying consolidated statement of financial condition of Juniata Valley Financial Corp. (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the years then ended and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinions

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments.  The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses – Adjustments for qualitative factors

As more fully described in Note 2 to the consolidated financial statements, the Company estimates and records an allowance for loan losses collectively evaluated for impairment by developing a loss rate based on quantitative and qualitative factors. Quantitative factors are based on historical loss rates using historical data for each loan pool.  Qualitative factors are used to adjust historical loss rates considering relevant risk factors. The risk factors considered include national, regional and local economic and business conditions, and developments that affect the collectability of the portfolio, including the condition of various market segments, changes in the volume and severity of past due loans, the volume of non-accrual loans, and the volume and severity of adversely classified loans , changes in the nature and volume of portfolio, changes in lending and credit management team, existence and effect of any concentrations, changes in quality of the loan review system, changes in lending policies and procedures, changes in the value of underlying collateral-dependent loans, and the effect of external influences including competition, legal, and regulatory requirements.

The principal considerations for our determination that auditing the qualitative adjustments to the quantitative factor is a critical audit matter is the high degree of judgment involved in the assessment of the risk of loss associated with each risk factor. Our audit procedures included substantive testing related to the adjustments for these risk factors.  Procedures included, among others:

●	Substantively testing management’s process, including evaluating their judgments and assumptions, for developing the qualitative factors, which included:
o	Evaluation of the completeness and accuracy of data inputs used as a basis for the factors underlying the qualitative allowance.
o	Evaluation of the relevance and reliability of the selected data inputs.
o	Evaluation of the reasonableness of management’s judgments related to the qualitative and quantitative assessment of the data used in the determination of the factors underlying the qualitative allowance and the resulting allocation to the allowance.
o	Analytically evaluating the qualitative factors year over year for directional consistency, testing for reasonableness, and obtaining evidence for significant changes.
o	Testing the mathematical accuracy of the allowance calculation, including the calculation of the qualitative allowance. The test of the calculation of the qualitative allowance including testing the accuracy of the allocation of the underlying factors.

/s/ Crowe LLP

We have served as the Company’s auditor since 2019.

Cleveland, Ohio

March 15, 2021

JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share data)	December 31, 2020	December 31, 2019
ASSETS
Cash and due from banks	$11,868	$12,658
Interest bearing deposits with banks	19,753	82
Federal funds sold	10,000	—
Cash and cash equivalents	41,621	12,740
Interest bearing time deposits with banks	735	2,210
Equity securities	1,091	1,144
Debt securities available for sale	286,415	210,686
Restricted investment in bank stock	3,423	3,442
Total loans	422,661	400,590
Less: Allowance for loan losses	(4,094)	(2,961)
Total loans, net of allowance for loan losses	418,567	397,629
Premises and equipment, net	8,808	9,243
Bank owned life insurance and annuities	16,568	16,266
Investment in low income housing partnerships	3,105	3,904
Core deposit and other intangible assets	241	318
Goodwill	9,047	9,047
Mortgage servicing rights	158	180
Accrued interest receivable and other assets	3,939	3,823
Total assets	$793,718	$670,632
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$168,115	$134,703
Interest bearing	454,751	397,234
Total deposits	622,866	531,937
Short-term borrowings and repurchase agreements	24,750	13,129
Federal Reserve Bank ("FRB") advances	27,955	—
Long-term debt	35,000	45,000
Other interest bearing liabilities	1,584	1,603
Accrued interest payable and other liabilities	4,966	5,256
Total liabilities	717,121	596,925
Commitments and contingent liabilities
Stockholders’ Equity:
Preferred stock, no par value: Authorized - 500,000 shares, none issued	—	—
Common stock, par value $1.00 per share: Authorized 20,000,000 shares Issued - 5,151,279 shares at December 31, 2020; 5,141,749 shares at December 31, 2019 Outstanding - 5,025,441 shares at December 31, 2020; 5,099,729 shares at December 31, 2019	5,151	5,142
Surplus	25,011	24,898
Retained earnings	45,096	43,954
Accumulated other comprehensive income	3,518	516
Cost of common stock in Treasury: 125,838 shares at December 31, 2020; 42,020 shares at December 31, 2019	(2,179)	(803)
Total stockholders’ equity	76,597	73,707
Total liabilities and stockholders’ equity	$793,718	$670,632

See The Notes to Consolidated Financial Statements

JUNIATA FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
(Dollars in thousands, except share data)	December 31,
	2020	2019
Interest and dividend income:
Loans, including fees	$19,249	$21,060
Taxable securities	4,813	4,115
Tax-exempt securities	142	147
Other interest income	79	292
Total interest income	24,283	25,614
Interest expense:
Deposits	2,946	3,706
Short-term borrowings and repurchase agreements	68	61
FRB advances	61	—
Long-term debt	946	899
Other interest bearing liabilities	16	42
Total interest expense	4,037	4,708
Net interest income	20,246	20,906
Provision for loan losses	721	(573)
Net interest income after provision for loan losses	19,525	21,479
Non-interest income:
Customer service fees	1,376	1,717
Debit card fee income	1,465	1,349
Earnings on bank-owned life insurance and annuities	263	289
Trust fees	408	394
Commissions from sales of non-deposit products	306	272
Fees derived from loan activity	298	333
Mortgage banking income	54	68
Gain (loss) on sales and calls of securities	855	(43)
Change in value of equity securities	(53)	26
Other non-interest income	348	344
Total non-interest income	5,320	4,749
Non-interest expense:
Employee compensation expense	7,844	8,257
Employee benefits	2,331	3,594
Occupancy	1,175	1,296
Equipment	932	881
Data processing expense	2,294	2,114
Professional fees	715	961
Taxes, other than income	502	567
FDIC Insurance premiums	232	108
Gain on sales of other real estate owned	—	(208)
Amortization of intangible assets	77	87
Amortization of investment in low-income housing partnerships	799	792
Long-term debt prepayment penalty	524	—
Other non-interest expense	1,868	1,958
Total non-interest expense	19,293	20,407
Income before income taxes	5,552	5,821
Income tax provision (benefit)	(50)	(14)
Net income	$5,602	$5,835
Earnings per share
Basic	$1.10	$1.14
Diluted	$1.10	$1.14

See The Notes to Consolidated Financial Statements

JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)	Year Ended December 31,
	2020			2019
	Pre-Tax	Tax	Net-of-Tax	Pre-Tax	Tax	Net-of-Tax
	Amount	Effect	Amount	Amount	Effect	Amount
Net income	$5,552	$50	$5,602	$5,821	$14	$5,835
Other comprehensive income:
Available for sale securities:
Unrealized holding gains arising during the period	4,717	(990)	3,727	3,961	(832)	3,129
Less reclassification adjustment for (gains) losses included in net income (1) (4)	(855)	180	(675)	43	(9)	34
Unrealized losses on cash flow hedge	(48)	10	(38)	—	—	—
Less reclassification adjustment for gains included in net income (3) (4)	(9)	2	(7)	—	—	—
Pension net loss	—	—	—	2,399	(504)	1,895
Pension loss due to change in assumptions	—	—	—	(1,478)	310	(1,168)
Amortization of pension net actuarial loss (2) (4)	—	—	—	1,276	(268)	1,008
Other comprehensive income	3,805	(798)	3,007	6,201	(1,303)	4,898
Total comprehensive income	$9,357	$(748)	$8,609	$12,022	$(1,289)	$10,733

(1)	Amounts are included in gain (loss) on sales and calls of securities on the Consolidated Statements of Income as a separate element within total non-interest income.
(2)	Amounts are included in the computation of net periodic benefit cost and are included in employee benefits expense on the Consolidated Statements of Income as a separate element within total non-interest expense.
(3)	Amounts are included in interest expense on short-term borrowings and repurchase agreements on the consolidated statements of income.
(4)	Income tax amounts are included in the income tax (benefit) provision on the Consolidated Statements of Income.

See The Notes to Consolidated Financial Statements

JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Year ended December 31, 2020
					Accumulated
(Dollars in thousands, except share data)	Number				Other		Total
	of Shares	Common		Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Surplus	Earnings	Income	Stock	Equity
Balance, January 1, 2020	5,099,729	$5,142	$24,898	$43,954	$516	$(803)	$73,707
Net income				5,602			5,602
Other comprehensive income					3,007		3,007
Reclassification for ASU 2018-02				5	(5)		—
Cash dividends at $0.88 per share				(4,465)			(4,465)
Stock-based compensation			128				128
Purchase of treasury stock	(88,277)					(1,452)	(1,452)
Treasury stock issued for stock plans	4,459		(6)			76	70
Common stock issued for stock plans	9,530	9	(9)				—
Balance, December 31, 2020	5,025,441	$5,151	$25,011	$45,096	$3,518	$(2,179)	$76,597

	Year ended December 31, 2019
					Accumulated
(Dollars in thousands, except share data)	Number				Other		Total
	of Shares	Common		Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Surplus	Earnings	Income (Loss)	Stock	Equity
Balance, January 1, 2019	5,092,048	$5,134	$24,821	$42,525	$(4,299)	$(803)	$67,378
Net income				5,835			5,835
Other comprehensive income					4,898		4,898
Reclassification for ASU 2018-02				83	(83)		—
Cash dividends at $0.88 per share				(4,489)			(4,489)
Stock-based compensation			113				113
Forfeiture of restricted stock	(800)						—
Purchase of treasury stock	(21,508)					(428)	(428)
Treasury stock issued for stock plans	22,489		(28)			428	400
Common stock issued for stock plans	7,500	8	(8)				—
Balance, December 31, 2019	5,099,729	$5,142	$24,898	$43,954	$516	$(803)	$73,707

See The Notes to Consolidated Financial Statements

JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)	Year Ended December 31,
	2020	2019
Operating activities:
Net income	$5,602	$5,835
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	721	(573)
Depreciation	806	801
Net amortization of securities premiums	1,459	817
Net amortization of loan origination fees	301	96
Deferred net loan origination costs	(684)	(437)
Amortization of intangibles	77	87
Amortization of investment in low income housing partnerships	799	792
Net amortization of purchase fair value adjustments	(106)	(187)
Net realized (gain) loss on sales and calls of available for sale securities	(855)	43
Change in value of equity securities	53	(26)
Net gain on sales of other real estate owned	—	(208)
Earnings on bank owned life insurance and annuities	(263)	(289)
Deferred income tax benefit	(155)	(782)
Stock-based compensation expense	128	113
Proceeds from mortgage loans sold to others	76	88
Mortgage banking income	(54)	(68)
(Increase) decrease in accrued interest receivable and other assets	(776)	1,872
(Decrease) increase in accrued interest payable and other liabilities	(354)	1,967
Net cash provided by operating activities	6,775	9,941
Investing activities:
Purchases of:
Securities available for sale	(268,399)	(125,422)
FHLB stock	—	(1,001)
Premises and equipment	(371)	(1,308)
Bank owned life insurance and annuities	(39)	(39)
Proceeds from:
Sales of securities available for sale	97,389	21,777
Maturities of and principal repayments on securities available for sale	98,539	38,056
Redemption of FHLB stock	19	—
Sale of other real estate owned	—	952
Sale of fixed assets	—	7
Sale of other assets	34	13
Investment in low income housing partnerships	—	(151)
Net decrease in interest bearing time deposits with banks	1,475	1,080
Net (increase) decrease in loans	(21,195)	18,068
Net cash used in investing activities	(92,548)	(47,968)
Financing activities:
Net increase in deposits	90,925	10,210
Net increase (decrease) in short-term borrowings and securities sold under agreements to repurchase	11,621	(1,382)
Issuance of FRB advances	31,298	—
Issuance of long-term debt	—	45,000
Repayment of FRB advances	(3,343)	—
Repayment of long-term debt	(10,000)	(15,000)
Cash dividends	(4,465)	(4,489)
Purchase of treasury stock	(1,452)	(428)
Treasury stock issued for employee stock plans	70	400
Net cash provided by financing activities	114,654	34,311
Net increase (decrease) in cash and cash equivalents	28,881	(3,716)
Cash and cash equivalents at beginning of year	12,740	16,456
Cash and cash equivalents at end of period	$41,621	$12,740

(Dollars in thousands)	Year Ended December 31,
	2020	2019
Supplemental information:
Interest paid	$4,062	$4,524
Income tax paid	325	243
Supplemental schedule of noncash investing and financing activities:
Transfer of loans to repossessed vehicles	$29	$7
Right-of-Use assets obtained in exchange for lease obligations	—	556

See The Notes to Consolidated Financial Statements

JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2020 and 2019

1. NATURE OF OPERATIONS

Juniata Valley Financial Corp. (“Juniata” or the “Company”) is a bank holding company operating in central and northern Pennsylvania for the purpose of delivering financial services within its local market. Through its wholly-owned banking subsidiary, The Juniata Valley Bank (the “Bank”), Juniata provides retail and commercial banking and other financial services through 16 branch locations located in Juniata, Mifflin, Perry, McKean, Potter and Huntingdon Counties. Additionally, in Mifflin, Juniata and Centre Counties, the Company maintains three offices for loan production, trust services and wealth management sales. Each of the Company’s lines of business are part of the same reporting segment, whose operating results are regularly reviewed and managed by a centralized executive management group. As a result, the Company has only one reportable segment for financial reporting purposes. The Bank provides a full range of banking services, including online and mobile banking, an automatic teller machine network, checking accounts, identity protection products for consumers, savings accounts, money market accounts, fixed rate certificates of deposit, club accounts, secured and unsecured commercial and consumer loans, construction and mortgage loans, online account opening, safe deposit facilities and credit loans with overdraft checking protection. The Bank also provides a variety of trust services. The Company has a contractual arrangement with a broker-dealer to allow the offering of annuities, mutual funds, stock and bond brokerage services and long-term care insurance to its local market. The Bank operates under a state bank charter and is subject to regulation by the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation. Juniata is subject to regulation by the Board of Governors of the Federal Reserve Bank and the Pennsylvania Department of Banking and Securities.

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

Significant Group Concentrations of Credit Risk

Most of the Company’s activities are with customers located within Juniata’s footprint in central and northern Pennsylvania. Note 5 discusses the types of securities in which the Company invests. Note 6 discusses the types of lending in which the Company engages.

As of December 31, 2020, credit exposure to lessors of non-residential buildings and dwellings represented 44% of capital, credit exposure to residential buildings and dwellings represented 39% of capital, credit exposure to hotels and motels represented 31% of capital, and credit exposure to continuing care retirement communities represented 27% of capital. Otherwise, there were no concentrations of credit to any industry equaling more than 15% of total capital. The Bank’s business activities are geographically concentrated in the counties of Juniata, Mifflin, Perry, Huntingdon, Centre, Franklin, McKean, Potter and Snyder, Pennsylvania. The Bank has a diversified loan portfolio; however, a substantial portion of its debtors’ ability to honor their obligations is dependent upon the economy in central and northern Pennsylvania.

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

All the Company’s revenue from contracts with customers in the scope of ASC Topic 606, Revenue from Contracts with Customers, are recognized within non-interest income on the consolidated statements of income. Revenue streams not within the scope of ASC 606 included in non-interest income on the consolidated statements of income include earnings on bank-owned life insurance and annuities, income from unconsolidated subsidiary, fees derived from loan activity, mortgage banking income, gain/loss on sales and calls of securities, and the change in value of equity securities. Refer to Note 18 for a description of the Company’s sources of revenue accounted for under ASC 606.

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

Securities

Debt securities classified as available for sale are stated at fair value, with the unrealized gains and losses, net of tax, reported as a component of other comprehensive income. Securities classified as available for sale are those securities that the Company intends to hold for an indefinite period but not necessarily to maturity. Interest and dividends are recognized as income when earned. Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated. Gains and losses on sales are recorded on the trade date and determined using the specific identification method. The Company had no securities classified as held to maturity at December 31, 2020 and 2019.

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

All the Company’ equity securities are within the scope of ASC 321, Investments – Equity Securities, while debt securities are under ASC 320, Investments – Debt Securities. ASC 321 requires all equity securities within its scope to be measured at fair value with changes in fair value recognized in net income.

Restricted Investment in Bank Stock

The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. The Bank also owns restricted stock investments in the Atlantic Community Bankers Bank (“ACBB”). Both the FHLB and ACBB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

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

Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Under the cost-recovery method, interest income is not recognized until the loan principal balance is reduced to zero. Under the cash-basis method, interest income is recorded when the payment is received in cash. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current, the loan has performed in accordance with the contractual terms for a reasonable period and future payments are reasonably assured.

Loan Origination Fees and Costs

Loan origination fees and related direct origination costs for a given loan are deferred and amortized over the life of the loan on a level-yield basis as an adjustment to interest income over the contractual life of the loan. As of December 31, 2020, the amount of net unamortized origination fees carried as an adjustment to outstanding loan balances was $298,000. As of December 31, 2019, the amount of net unamortized origination costs carried as an adjustment to outstanding loan balances was $70,000.

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

Such purchased credit impaired loans are accounted for individually or aggregated into pools of loans based on common risk characteristics, such as credit score, loan type, and date of origination. Juniata estimates the amount and timing of expected cash flows for each loan or pool, and the expected cash flows in excess of the amount paid is recorded as interest income over the remaining life of the loan or pool (accretable yield). The excess of the loan’s or pool’s contractual principal and interest over expected cash flows is not recorded (nonaccretable difference).

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

There are two components of the allowance: (1) specific allowances allocated to loans evaluated for impairment under ASC Section 310-10-35; and (2) allowances calculated for pools of loans evaluated collectively for impairment under ASC Subtopic 450-20, Contingencies.

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

Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all the circumstances surrounding the loans and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis by the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.

Impairment for substantially all the Company’s impaired loans is measured based on the estimated fair value of the loan’s collateral. For real estate - commercial loans, estimated fair values are determined primarily through third-party appraisals. When a real estate secured loan becomes impaired, a decision is made regarding whether an updated certified appraisal of the real estate is necessary. This decision is based on various considerations, including the age of the most recent appraisal, the loan-to-value ratio based on the current appraisal and the condition of the property. Appraised values may be discounted to arrive at the estimated selling price of the collateral, which is considered the estimated fair value. The discounts also include the estimated costs to sell the property. For commercial, financial and agricultural, and obligations of states and political subdivision loans, estimated fair values are determined based on the borrower’s financial statements, inventory reports, aging accounts receivable, equipment appraisals or invoices. Indications of value from these sources are generally discounted based on the age of the financial information or the quality of the assets. For such loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The Company generally does not separately identify individual consumer segment loans for impairment analysis unless such loans are subject to a restructuring agreement.

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

Management considered qualitative, environmental risk factors including:

●	National, regional and local economic and business conditions, and developments that affect the collectability of the portfolio, including the condition of various market segments;
●	Changes in the volume and severity of past due loans, the volume of non-accrual loans, and the volume and severity of adversely classified loans;
●	Changes in the nature and volume of the portfolio and terms of loans;
●	Changes in the experience, ability and depth of lending and credit management and other relevant staff;
●	Existence and effect of any concentrations of credit and changes in the level of such concentrations;

●	Changes in the quality of the loan review system;
●	Changes in lending policies and procedures including changes in underwriting standards and collection, charge-off and recovery practices;
●	Changes in the value of underlying collateral for collateral-dependent loans; and
●	Effect of external influences, including competition, legal and regulatory requirements.

Within each loan class, an analysis was performed over a ten-year look-back period to discover peak historical losses, and with this data, management established ranges of risk from minimal to very high, for each risk factor, to produce a supportable anchor for risk assignment. Based on the framework for risk factor evaluation and range of adjustments established through the anchoring process, a risk assessment and corresponding adjustment was assigned for each class as of December 31, 2020. Adjustments to the factors are supported through documentation of changes in conditions in a narrative accompanying the allowance for loan loss calculation.

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

When mortgage loans are sold with servicing retained, servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. Under the fair value measurement method, the Company measures servicing rights at fair value at each reporting date and reports changes in fair value of servicing assets in earnings in the period in which the changes occur, which are included with mortgage banking income on the income statement. The fair values of servicing rights are subject to fluctuations because of changes in estimated and actual prepayment speeds and default rates and losses. The carrying amount of mortgage servicing rights was $158,000 and $180,000 at December 31, 2020 and 2019, respectively.

Servicing fee income, which is reported on the income statement as mortgage banking income, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned. Servicing fees totaled $76,000 and $88,000 for the years ended December 31, 2020 and 2019, respectively. Late fees and ancillary fees related to loan servicing are not material.

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

Personal loans may entail greater credit risk than do residential mortgage loans, particularly in the case of personal loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles or recreational equipment. In such cases, any repossessed collateral for a defaulted personal loan may not provide an adequate source of repayment of the outstanding loan balance because of the greater likelihood of damage, loss or depreciation. In addition, personal loan collections are dependent on the borrower’s continuing financial stability and, thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

Other Real Estate Owned

Assets acquired in settlement of mortgage loan indebtedness are recorded as other real estate owned (“OREO”) at fair value less estimated costs to sell, establishing a new cost basis. Physical possession of residential real estate property collateralizing a consumer mortgage loan occurs when legal title is obtained upon completion of foreclosure or when the borrower conveys all interest in the property to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. If fair value declines after foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed.

Goodwill and Other Intangibles

Goodwill arises from business combinations and is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interest in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized but tested for impairment at least annually or more frequently if events and circumstances exists that indicate that a goodwill impairment test should be performed.

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

There were no impairment losses recognized because of periodic impairment testing in the years ended December 31, 2020 and 2019.

Derivatives

At the inception of a derivative contract, the Company designates the derivative as one of three types based on the Company’s intentions and belief as to likely effectiveness as a hedge. These three types are (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“Fair value hedge”), (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”), or (3) an instrument with no hedging designation (“Stand-alone derivative”). For a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in current earnings as fair values change. For a cash flow hedge, the gain or loss on the derivative is reported in other comprehensive income and is reclassified into earnings in the same periods during which the hedged transaction affects earnings. Change in the fair value of derivatives that do not qualify for hedge accounting are reported currently in earnings, as non-interest income.

Net cash settlements on derivative that qualify for hedge accounting are recorded in interest income or interest expense, based on the item being hedged. Net cash settlements on derivatives that do not qualify for hedge accounting are reported in non-interest income. Cash flows on hedges are classified in the cash flow statement the same as the cash flows of the items being hedged.

The Company formally documents the relationship between derivatives and hedged items, as well as the risk-management objective and the strategy for undertaking hedge transactions at the inception of the hedging relationship. This documentation includes linking fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative instruments that are used are highly effective in offsetting changes in fair values or cash flows of the hedged items. The Company discontinues hedge accounting when it determines that the derivative is no longer effective in offsetting changes in the fair value or cash flows of the hedged item, the derivative is settled or terminates, a hedged forecasted transaction is no longer probable, a hedged firm commitment is no longer firm, or treatment of the derivative as a hedge is no longer appropriate or intended.

When hedge accounting is discontinued, subsequent changes in fair value of the derivative are recorded as non-interest income. When a fair value hedge is discontinued, the hedged asset or liability is no longer adjusted for changes in fair value and the existing basis adjustment is amortized or accreted over the remaining life of the asset or liability. When a cash flow hedge is discontinued but the hedged cash flows or forecasted transactions are still expected to occur, gains or losses that were accumulated in other comprehensive income are amortized into earnings over the same periods which the hedged transactions will affect earnings.

The Company is exposed to losses if a counterparty fails to make its payments under a contract in which the Company is in the net receiving position. The Company anticipates that the counterparties will be able to fully satisfy their obligations under the agreements. All the contracts to which the Company is a party settle monthly or quarterly. In addition, the Company obtains collateral above certain thresholds of the fair value of its hedges for each counterparty based upon their credit standing and the Company has netting agreements with the dealers with which it does business.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed principally using the straight-line method over the estimated useful lives of the related assets, which range from 3 to 10 years for furniture and equipment and 25 to 40 years for buildings. Expenditures for maintenance and repairs are charged against income as incurred. Costs of major additions and improvements are capitalized. Amortization of leasehold improvements is computed on a straight-line basis over the shorter of the assets’ useful life or the related lease term.

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

Juniata has promised a continuation of life insurance coverage to certain persons post-retirement. The estimated present value of future benefits to be paid was $1,146,000 and $1,117,000 as of December 31, 2020 and 2019, respectively, and is included in other liabilities. Related expenses for 2020 and 2019 were $29,000 and $36,000.

Investments in Low-income Housing Partnerships

Juniata has invested as a limited partner in two partnerships that provide low-income housing in Lewistown, Pennsylvania. The carrying value of the investment in the limited partnerships was $3,105,000 at December 31, 2020 and $3,904,000 at December 31, 2019. The decline in carrying value in 2020 was the result of amortization since the project is fully funded as the final remaining draw occurred in 2019.

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

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are reduced by a valuation allowance if, based on the weight of the evidence available, it is more likely than not that some, or all, of a deferred tax asset will not be realized.

The Company recognizes a benefit for uncertain tax positions if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term “more likely than not” means a likelihood of more than 50 percent; the terms “examined” and “upon examination” also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to management’s judgment. The Company recognizes interest and penalties on income taxes, if any, as a component of income tax expense.

Advertising

The Company follows the policy of charging costs of advertising to expense as incurred. Advertising expenses were $270,000 and $312,000 in 2020 and 2019, respectively, and included in other non-interest expense.

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

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes changes in unrealized gains and losses on securities available for sale and unrealized gains and losses on cash flow hedges arising during the period, as well as reclassification adjustments for realized gains and losses on securities available for sale and cash flow hedges included in net income.

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

Risk and Uncertainties

On March 11, 2020, the World Health Organization announced that the COVID-19 outbreak was deemed a pandemic, and on March 13, 2020, the President declared the ongoing COVID-19 pandemic of sufficient magnitude to warrant an emergency declaration. The extent to which the coronavirus may impact business activity or investment results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions required to contain the coronavirus or teat its impact, among others. The economic effects of the COVID-19 pandemic may negatively impact significant estimates and the assumptions underlying those estimates; particularly susceptible to material change is the determination of the allowance for loan losses.

3. RECENT ACCOUNTING STANDARDS UPDATE (“ASU”)

New Accounting Standards Adopted in 2020:

ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities

Issued: August 2017

Summary: ASU 2017-12 simplifies the application of hedge accounting. More specifically, the amendments in this update better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. Furthermore, the amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. Additionally, amendments in this update require an entity to present the earnings effect of the hedging instrument in the same income statement line item in which the earnings effect of the hedged item is reported. edge ineffectiveness is no longer separately measured and reported.

Effective Date: The ASU is effective for fiscal years beginning after December 15, 2018 and interim periods within those years. The Company adopted the ASU in April 2020 when it established its first derivative contracts.

Pending Accounting Standards:

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

Further, the ASU made certain targeted amendments to the existing impairment model for available for sale (“AFS”) debt securities. For an AFS debt security for which there is neither the intent nor a more-likely-than-not requirement to sell, an entity will record credit losses as an allowance rather than a write-down of the amortized cost basis.

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

ASU 2020-04, Reference Rate Report (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting

Issued: March 2020

Summary: ASU 2020-04 was issued to ease the potential burden in accounting for reference rate reform. The amendments in ASU 2020-04 are elective and apply to all entities that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform.

The new guidance provides the following optional expedients that reduce costs and complexity of accounting for reference rate reform:

●	Simplify accounting analyses for contract modifications.
●	Allow hedging relationships to continue without de-designation if there are qualifying change in the critical terms of an existing hedging relationship due to reference rate reform.
●	Allow a change in the systematic and rational method used to recognize in earnings the components excluded from the assessment of hedge effectiveness.
●	Allow a change in the designated benchmark interest rate to a different eligible benchmark interest rate in a fair value hedging relationship.
●	Allow the shortcut method for a fair value hedging relationship to continue for the remainder of the hedging relationship.
●	Simplify the assessment of hedge effectiveness and provide temporary optional expedients for cash flow hedging relationships affected by reference rate reform.
●	Allow a one-time election to sell or transfer debt securities classified as held to maturity that reference a rate affected by reference rate reform and are classified as held to maturity before January 1, 2020.

Effective Date: ASU 2020-04 is effective for all entities from the beginning of an interim period that includes the issuance date of the ASU. An entity may elect to apply the amendments prospectively through December 31, 2022. The adoption of this standard is not expected to have a material effect on the Company’s operating results or financial condition.

4. RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is required to maintain cash reserve balances with the Federal Reserve Bank if vault cash is insufficient to cover the reserve requirement. As of December 31, 2020 and 2019, respectively, no reserves were required to be held at the Federal Reserve Bank.

5. SECURITIES

Equity Securities

Equity securities owned by the Company consist of common stock of various financial services providers (“Bank Stocks”). The Company had $1,091,000 in equity securities recorded at fair value as of December 31, 2020, and $1,144,000 in equity securities recorded at fair value as of December 31, 2019.

During the years ended December 31, 2020 and 2019, the Company recorded a net loss of $53,000 and a net gain of $26,000, respectively, on the consolidated statements of income because of the change in fair value of the Company’s equity securities.

Debt Securities Available for Sale

The Company’s investment portfolio includes primarily mortgage-backed securities issued by U.S. Government sponsored agencies backed by residential mortgages (approximately 85%), bonds issued by U.S. Government sponsored agencies (approximately 8%), corporate debt securities (approximately 4%) and municipalities (approximately 3%) as of December 31, 2020. Most of the municipal bonds are general obligation bonds with maturities or pre-refunding dates within 5 years.

The amortized cost and fair value of debt securities available for sale as of December 31, 2020 and 2019, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the securities may be called or prepaid with or without prepayment penalties.

(Dollars in thousands)	December 31, 2020
			Gross	Gross
	Amortized	Fair	Unrealized	Unrealized
Debt Securities Available for Sale	Cost	Value	Gains	Losses
Type and Maturity
Obligations of U.S. Government sponsored enterprises
After five years but within ten years	$22,994	$22,949	$7	$(52)
	22,994	22,949	7	(52)
Obligations of state and political subdivisions
Within one year	31	31	—	—
After one year but within five years	4,708	4,767	59	—
After five years but within ten years	3,289	3,484	195	—
	8,028	8,282	254	—
Corporate debt securities
Within one year	1,033	1,039	6	—
After five years but within ten years	10,058	10,484	485	(59)
	11,091	11,523	491	(59)
Mortgage-backed securities	239,793	243,661	3,999	(131)
Total	$281,906	$286,415	$4,751	$(242)

(Dollars in thousands)	December 31, 2019
			Gross	Gross
	Amortized	Fair	Unrealized	Unrealized
Debt Securities Available for Sale	Cost	Value	Gains	Losses
Type and Maturity
Obligations of U.S. Government sponsored enterprises
After one year but within five years	$14,998	$14,970	$1	$(29)
After five years but within ten years	6,000	5,950	—	(50)
	20,998	20,920	1	(79)
Obligations of state and political subdivisions
Within one year	1,020	1,024	4	—
After one year but within five years	2,810	2,823	13	—
After five years but within ten years	723	728	5	—
	4,553	4,575	22	—
Mortgage-backed securities	184,488	185,191	1,132	(429)
Total	$210,039	$210,686	$1,155	$(508)

Certain obligations of the U.S. Government and state and political subdivisions are pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law. The carrying value of the pledged assets was $74,614,000 and $50,365,000 at December 31, 2020 and 2019, respectively.

In addition to cash received from the scheduled maturities of securities, some investment securities available for sale are sold at current market values through normal operations. Following is a summary of proceeds received from all investment securities transactions and the resulting realized gains and losses:

(Dollars in thousands)	Year Ended
	December 31,
	2020	2019
Gross proceeds from sales and calls of securities	$97,389	$21,777
Securities available for sale:
Gross realized gains from sold and called securities	$944	$67
Gross realized losses from sold and called securities	(89)	(110)
Net gains (losses) from sales and calls of securities	$855	$(43)

The following table shows gross unrealized losses and fair values of debt securities available for sale, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2020:

	Unrealized Losses at December 31, 2020
	Less Than 12 Months			12 Months or More			Total
(Dollars in thousands)	Number			Number			Number
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Obligations of U.S. Government sponsored enterprises	3	$18,948	$(52)	—	$—	$—	3	$18,948	$(52)
Corporate debt securities	1	$2,972	$(59)	—	$—	$—	1	$2,972	$(59)
Mortgage-backed securities	7	43,583	(131)	—	—	—	7	43,583	(131)
Total temporarily impaired securities	11	$65,503	$(242)	—	$—	$—	11	$65,503	$(242)

At December 31, 2020, three U.S. Government and agency securities, one corporate debt security and seven mortgage-backed securities had unrealized losses. None of these securities were in a continuous loss position for 12 months or more.

The mortgage-backed securities in the Company’s portfolio are government sponsored enterprise (“GSE”) pass-through instruments issued by the Federal National Mortgage Association (“FNMA”), which guarantees the timely payment of principal on these investments.

The unrealized losses noted above are considered temporary impairments. The decline in the values of the debt securities is due only to interest rate fluctuations, rather than erosion of issuer credit quality. As a result, the payment of contractual cash flows, including principal repayment, is not at risk. None of the debt securities are deemed to be other-than-temporarily impaired because the Company does not intend to sell the securities, does not believe it will be required to sell the securities before recovery and expects to recover the entire amortized cost basis.

The following table shows gross unrealized losses and fair values of securities available for sale, aggregated by category and length of time that individual securities had been in a continuous unrealized loss position, at December 31, 2019:

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

6. LOANS AND RELATED ALLOWANCE FOR LOAN LOSSES

Loan Portfolio Classification

The following table presents the loan portfolio by class at December 31, 2020 and 2019.

(Dollars in thousands)
	December 31, 2020	December 31, 2019
Commercial, financial and agricultural	$73,057	$51,785
Real estate - commercial	122,698	126,613
Real estate - construction	61,051	46,459
Real estate - mortgage	141,438	150,538
Obligations of states and political subdivisions	18,550	16,377
Personal	5,867	8,818
Total	$422,661	$400,590

Paycheck Protection Program Loans

On March 27, 2020, the CARES Act was enacted, establishing the PPP which is administered and guaranteed by the SBA, and as such, the Company carries no allowance on these loans. The PPP is intended to provide economic relief to small businesses nationwide adversely impacted by COVID-19. The Company participated in the PPP, and during 2020, funded 508 PPP loans totaling $32,064,000. All the Company’s PPP loans are part of the commercial, financial and agricultural loan portfolio. At December 31, 2020, 47 PPP loans totaling $3,349,000, had been forgiven by the SBA. The outstanding balance of PPP loans as of December 31, 2020 was $28,715,000, with related unamortized net fees of $475,000.

The following tables summarize loans and the activity in the allowance for loan losses by loan class, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of and for the years ended December 31, 2020 and 2019:

(Dollars in thousands)				Obligations
	Commercial,			of states
	financial and	Real estate-	Real estate-	and political	Real estate-
	agricultural	commercial	construction	subdivisions	mortgage	Personal	Total
Year Ended
December 31, 2020
Balance, beginning of period	$321	$754	$718	$17	$1,081	$70	$2,961
Provision for loan losses	(13)	152	442	11	96	33	721
Charge-offs	(7)	—	—	—	(7)	(42)	(56)
Recoveries	1	2	426	—	30	9	468
Balance, end of period	$302	$908	$1,586	$28	$1,200	$70	$4,094
December 31, 2019
Balance, beginning of period	$275	$1,074	$558	$20	$1,035	$72	$3,034
Provision for loan losses	45	(619)	(135)	(3)	105	34	(573)
Charge-offs	(2)	(15)	—	—	(66)	(54)	(137)
Recoveries	3	314	295	—	7	18	637
Balance, end of period	$321	$754	$718	$17	$1,081	$70	$2,961

(Dollars in thousands)				Obligations
	Commercial,			of states
	financial and	Real estate-	Real estate-	and political	Real estate-
	agricultural	commercial	construction	subdivisions	mortgage	Personal	Total
December 31, 2020
Loans allocated by:
individually evaluated for impairment	$—	$3,483	$—	$—	$744	$—	$4,227
acquired with credit deterioration	—	339	—	—	623	—	962
collectively evaluated for impairment	73,057	118,876	61,051	18,550	140,071	5,867	417,472
	$73,057	$122,698	$61,051	$18,550	$141,438	$5,867	$422,661
Allowance for loan losses allocated by:
individually evaluated for impairment	$—	$—	$—	$—	$2	$—	$2
acquired with credit deterioration	—	—	—	—	—	—	—
collectively evaluated for impairment	302	908	1,586	28	1,198	70	4,092
	$302	$908	$1,586	$28	$1,200	$70	$4,094
December 31, 2019
Loans allocated by:
individually evaluated for impairment	$—	$1,206	$—	$—	$1,296	$14	$2,516
acquired with credit deterioration	—	366	—	—	704	—	1,070
collectively evaluated for impairment	51,785	125,041	46,459	16,377	148,538	8,804	397,004
	$51,785	$126,613	$46,459	$16,377	$150,538	$8,818	$400,590
Allowance for loan losses allocated by:
individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
acquired with credit deterioration	—	—	—	—	—	—	—
collectively evaluated for impairment	321	754	718	17	1,081	70	2,961
	$321	$754	$718	$17	$1,081	$70	$2,961

The following tables summarize information regarding impaired loans by portfolio class as of December 31, 2020 and December 31, 2019:

(Dollars in thousands)	As of December 31, 2020			As of December 31, 2019
	Recorded	Unpaid Principal	Related	Recorded	Unpaid Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
Impaired loans
With no related allowance recorded:
Real estate - commercial	$3,483	$3,580	$—	$1,206	$1,304	$—
Acquired with credit deterioration	339	386	—	366	395	—
Real estate – construction	—	894	—	—	1,054	—
Real estate - mortgage	666	1,396	—	1,296	2,006	—
Acquired with credit deterioration	623	801	—	704	840	—
Personal	—	—	—	14	14	—
With an allowance recorded:
Real estate - mortgage	$78	$77	$2	$—	$—	$—
Total:
Real estate - commercial	$3,483	$3,580	$—	$1,206	$1,304	$—
Acquired with credit deterioration	339	386	—	366	395	—
Real estate - construction	—	894	—	—	1,054	—
Real estate – mortgage	744	1,473	2	1,296	2,006	—
Acquired with credit deterioration	623	801	—	704	840	—
Personal	—	—	—	14	14	—
	$5,189	$7,134	$2	$3,586	$5,613	$—

(Dollars in thousands)	Year Ended December 31, 2020			Year Ended December 31, 2019
	Average	Interest	Cash Basis	Average	Interest	Cash Basis
	Recorded	Income	Interest	Recorded	Income	Interest
	Investment	Recognized	Income	Investment	Recognized	Income
Impaired Loans
With no related allowance recorded:
Commercial, financial and agricultural	$234	$—	$—	$549	$22	$15
Real estate - commercial	2,291	20	38	1,058	45	28
Acquired with credit deterioration	352	—	—	455	—	—
Real estate - construction		—	—	14	—	—
Real estate - mortgage	860	16	44	1,238	17	45
Acquired with credit deterioration	660	—	—	838	—	—
Personal	2	—	—	16	—	—
With an allowance recorded:
Real estate - mortgage	$98	$—	$—	$—	$—	$—
Total:
Commercial, financial and agricultural	$234	$—	$—	$549	$22	$15
Real estate - commercial	2,291	20	38	1,058	45	28
Acquired with credit deterioration	352	—	—	455	—	—
Real estate - construction	—	—	—	14	—	—
Real estate - mortgage	958	16	44	1,238	17	45
Acquired with credit deterioration	660	—	—	838	—	—
Personal	2	—	—	16	—	—
	$4,497	$36	$82	$4,168	$84	$88

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality. For purposes of this disclosure, the unpaid principal balance is not reduced for partial charge-offs.

The following table presents non-accrual loans by classes of the loan portfolio as of December 31, 2020 and December 31, 2019:

(Dollars in thousands)
	December 31, 2020	December 31, 2019
Non-accrual loans:
Real estate - commercial	$41	$903
Real estate - mortgage	381	902
Personal	—	14
Total	$422	$1,819

Interest income not recorded based on the original contractual terms of the loans for non-accrual loans was $97,000 and $130,000 in 2020 and 2019, respectively. The decline in unrecorded interest income on non-accrual loans in 2020 compared to 2019 was due to the payoff of several non-accrual loans during the year ended December 31, 2020.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of December 31, 2020 and December 31, 2019:

							Loans
							Past Due
							Greater
(Dollars in thousands)				Greater			than 89
		30‑59 Days	60‑89 Days	than 89	Total Past		Days and
	Current	Past Due(2)	Past Due	Days	Due	Total Loans	Accruing(1)
As of December 31, 2020
Commercial, financial and agricultural	$73,028	$7	$—	$22	$29	$73,057	$22
Real estate - commercial	122,318	—	—	41	41	122,359	—
Real estate - construction	61,051	—	—	—	—	61,051	—
Real estate - mortgage	139,842	351	453	169	973	140,815	—
Obligations of states and political subdivisions	18,550	—	—	—	—	18,550	—
Personal	5,853	—	14	—	14	5,867	—
Subtotal	420,642	358	467	232	1,057	421,699	22
Loans acquired with credit deterioration
Real estate - commercial	293	—	46	—	46	339	—
Real estate - mortgage	481	50	—	92	142	623	92
Subtotal	774	50	46	92	188	962	92
	$421,416	$408	$513	$324	$1,245	$422,661	$114

							Loans
							Past Due
							Greater
(Dollars in thousands)				Greater			than 89
		30‑59 Days	60‑89 Days	than 89	Total Past		Days and
	Current	Past Due(2)	Past Due	Days	Due	Total Loans	Accruing(1)
As of December 31, 2019
Commercial, financial and agricultural	$51,725	$60	$—	$—	$60	$51,785	$—
Real estate - commercial	126,180	19	—	48	67	126,247	—
Real estate - construction	46,172	287	—	—	287	46,459	—
Real estate - mortgage	148,366	348	149	971	1,468	149,834	359
Obligations of states and political subdivisions	16,377	—	—	—	—	16,377	—
Personal	8,725	55	—	38	93	8,818	24
Subtotal	397,545	769	149	1,057	1,975	399,520	383
Loans acquired with credit deterioration
Real estate - commercial	366	—	—	—	—	366	—
Real estate - mortgage	330	371	—	3	374	704	3
Subtotal	696	371	—	3	374	1,070	3
	$398,241	$1,140	$149	$1,060	$2,349	$400,590	$386
(1)	These loans are guaranteed, or well secured, and there is an effective means of collection in process.
(2)	Loans are considered past due when the borrower is in arrears on two or more monthly payments.

Troubled Debt Restructurings

As of December 31, 2020 and 2019, the Company had a recorded investment in troubled debt restructurings of $3,802,000 and $703,000, respectively. There were no specific reserves for those loans on December 31, 2020 and 2019. There were also no commitments to lend additional amounts to these customers as of December 31, 2020 and 2019.

The modification of the terms of the real estate - commercial loans performed during the year ended December 31, 2020 included declines in the stated rate of interest below the current market rate. The modification of the terms of the residential real estate - mortgage and real estate - commercial loans performed during the year ended December 31, 2019 included extensions to the maturity date of 1.2 and 5.5 years, respectively.

As of December 31, 2020, one accruing restructured loan for $33,000 was in default because it was delinquent in excess of 30 days with respect to the terms of the restructuring. There were no defaults of troubled debt restructurings within 12 months of restructure during 2020 or 2019.

The following tables summarize loans whose terms were modified, resulting in troubled debt restructurings during 2020 and 2019.

(Dollars in thousands)		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding
	Contracts	Recorded Investment	Recorded Investment	Recorded Investment
Year ended December 31, 2020
Accruing troubled debt restructurings:
Real estate - commercial	2	$3,161	$3,161	$3,143
Real estate - mortgage	1	4	4	4
	3	$3,165	$3,165	$3,147

The troubled debt restructurings described above had no specific allowance for loan losses and resulted in no charge-offs during the year ending December 31, 2020.

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

The CARES Act permits financial institutions to exclude loan modifications to borrowers affected by the COVID-19 pandemic from TDR treatment if (1) the borrower was not more than 30 days past due as of December 31, 2019, and (2) the loan modification is made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the coronavirus emergency declaration. A loan modification accounted for in accordance with the CARES Act is not treated as a TDR for accounting or disclosure purposes. The Consolidated Appropriations Act, 2021 ("Appropriations Act") was signed into law on December 27, 2020 and extends this temporary relief until the earlier of 60 days after the termination date of the national emergency or January 1, 2022.

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

On August 3, 2020, the Federal Financial Institutions Examination Council (“FFIEC”) issued the Joint Statement on Additional Loan Accommodations Related to COVID-19 to provide prudent risk management and consumer protection principles for financial institution to consider while working with borrowers as loans near the end of initial loan accommodation periods applicable during the pandemic. In determining whether to offer additional accommodations options to a borrower, it is generally appropriate for the financial institution to assess each loan based upon the fundamental risk characteristics affecting the collectability of that credit, including evaluating the borrower’s financial condition and repayment capacity, as well as assessing whether current conditions have affected collateral values or the strength of guarantees, if applicable. If a financial institution elects to account for a loan modification under Section 4013 of the CARES Act, an additional loan modification could also be eligible under Section 4013 if (1) related to the COVID event; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (a) 60 days after the date of termination of the National Emergency or (b) December 31, 2020. If a financial institution does not elect to account for a loan modification under Section 4013, an additional modification should be viewed cumulatively in determining whether the additional modification is a TDR. If a loan modification was previously elected under the Interagency Statement, subsequent qualifying loan modifications may be accounted for under Section 4013 of the CARES Act.

During 2020, Juniata approved interest and/or principal payment deferrals on 227 loans, excluding TDRs, totaling $77,088,000, for individuals and businesses affected by the economic impacts of COVID-19. As of December 31, 2020, four loans totaling $5,052,000 remained in deferment; however, future deferments could still occur. None of the borrowers approved for these designated deferrals were delinquent as of March 20, 2020, the date on which the Company’s COVID-19 Modification Program went into effect, and the loan modifications are not considered to be troubled-debt restructures under Section 4013.

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

Doubtful. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, based on currently existing facts, conditions, and values, highly questionable and improbable. Loans in this category are reviewed no less than monthly.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered pass-rated loans.

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of December 31, 2020 and December 31, 2019. The increase in the special mention category at December 31, 2020 compared to December 31, 2019 was predominantly the result of downgrading participated hospitality and recreational facility relationships from pass to special mention in 2020 due to the pandemic.

(Dollars in thousands)		Special
As of December 31, 2020	Pass	Mention	Substandard	Doubtful	Total
Commercial, financial and agricultural	$71,983	$495	$579	$—	$73,057
Real estate - commercial	99,828	15,198	7,631	41	122,698
Real estate - construction	36,332	24,644	75	—	61,051
Real estate - mortgage	139,787	289	1,317	45	141,438
Obligations of states and political subdivisions	18,550	—	—	—	18,550
Personal	5,867	—	—	—	5,867
Total	$372,347	$40,626	$9,602	$86	$422,661

(Dollars in thousands)		Special
As of December 31, 2019	Pass	Mention	Substandard	Doubtful	Total
Commercial, financial and agricultural	$46,725	$4,080	$980	$—	$51,785
Real estate - commercial	113,851	5,668	7,046	48	126,613
Real estate - construction	44,954	287	1,218	—	46,459
Real estate - mortgage	148,164	327	1,951	96	150,538
Obligations of states and political subdivisions	16,377	—	—	—	16,377
Personal	8,804	—	14	—	8,818
Total	$378,875	$10,362	$11,209	$144	$400,590

7. BANK OWNED LIFE INSURANCE AND ANNUITIES

The Company holds bank-owned life insurance (“BOLI”) and deferred annuities with a combined cash value of $16,568,000 and $16,266,000 at December 31, 2020 and 2019, respectively. As annuitants retire, the deferred annuities may be converted to payout annuities to create payment streams that match certain post-retirement liabilities. The net increase in cash surrender value on the BOLI and annuities was $302,000 and $328,000 in 2020 and 2019, respectively; the net change resulting from premium payments and earnings recorded as non-interest income. The contracts are owned by the Bank in various insurance companies. The crediting rate on the policies varies annually based on the insurance companies’ investment portfolio returns in their general fund and market conditions. Changes in cash value of BOLI and annuities in 2020 and 2019 are shown below:

(Dollars in thousands)	Life	Deferred
	Insurance	Annuities	Total
Balance as of January 1, 2019	$15,445	$493	$15,938
Earnings	270	19	289
Premiums on existing policies	26	13	39
Balance as of December 31, 2019	15,741	525	16,266
Earnings	243	20	263
Premiums on existing policies	26	13	39
Balance as of December 31, 2020	$16,010	$558	$16,568

8. PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

(Dollars in thousands)	December 31,
	2020	2019
Land	$294	$294
Buildings and improvements	13,351	13,227
Furniture, computer software and equipment	6,836	6,630
	20,481	20,151
Less: accumulated depreciation	(11,673)	(10,908)
	$8,808	$9,243

Depreciation expense on premises and equipment charged to operations was $806,000 in 2020 and $801,000 in 2019.

The Company had no premises and equipment subject to lease agreements in which it acts as the lessor.

9. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

On September 8, 2006, the Company acquired a branch office in Richfield, PA. Goodwill associated with this transaction is carried at $2,046,000. On November 30, 2015, the Company acquired FNBPA and carries goodwill of $3,402,000 relating to the acquisition. On April 30, 2018, Juniata completed the acquisition of the remaining stock of LCB and, as a result, recorded goodwill of $3,599,000. Total goodwill at both December 31, 2020 and December 31, 2019 was $9,047,000.

Intangible Assets

On November 30, 2015, a core deposit intangible in the amount of $303,000 associated with the FNBPA acquisition was recorded. On April 30, 2018, a core deposit intangible of $289,000 associated with the LCB acquisition was recorded. Both core deposit intangibles are being amortized over a ten-year period using a sum of the years’ digits basis.

The following table shows the amortization schedule for each of the intangible assets recorded.

(Dollars in thousands)	FNBPA	LCB
	Acquisition	Acquisition
	Core	Core
	Deposit	Deposit
	Intangible	Intangible
Beginning Balance at Acquisition Date	$303	$289
Amortization expense recorded prior to December 31, 2018	152	35
Amortization expense recorded in Years ended:
December 31, 2019	38	49
December 31, 2020	33	44
Unamortized balance as of December 31, 2020	$80	$161

Scheduled Amortization expense for years ended:
December 31, 2021	$27	$39
December 31, 2022	22	33
December 31, 2023	16	28
December 31, 2024	10	23
December 31, 2025	5	17
After December 31, 2025	—	21

10. DEPOSITS

The aggregate amount of demand deposit overdrafts that were reclassified as loans was $50,000 at December 31, 2020, compared to $70,000 at December 31, 2019.

Deposits consist of the following:

(Dollars in thousands)	December 31,
	2020	2019
Demand, non-interest bearing	$168,115	$134,703
Interest-bearing demand and money market	176,469	150,157
Savings	123,572	96,980
Time deposits, $250,000 or more	13,475	6,923
Other time deposits	141,235	143,174
	$622,866	$531,937

Aggregate amount of scheduled maturities of time deposits as of December 31, 2020 include the following:

(Dollars in thousands)	Time Deposits
Maturing in:	$250,000 or more	Other	Total Time Deposits
2021	$10,317	$64,080	$74,397
2022	538	22,565	23,103
2023	353	18,438	18,791
2024	917	10,156	11,073
2025	760	9,503	10,263
Later	590	16,493	17,083
	$13,475	$141,235	$154,710

11. BORROWINGS

Short term borrowings, and the related maximum amounts outstanding at the end of any month in both of the years ended December 31, 2020 and 2019, are presented below.

(Dollars in thousands)			Maximum Outstanding at
	Years Ended December 31,		Any Month End
	2020	2019	2020	2019
Repurchase agreements	$4,750	$3,429	$4,889	$3,891
Short-term borrowings with FHLB:
Overnight advances	—	9,700	—	9,700
3-month advances	20,000	—	20,000
	$24,750	$13,129	$24,889	$13,591

The following table presents supplemental information related to short-term borrowings.

(Dollars in thousands)	Securities sold under
	agreements to repurchase		Short-term borrowings
	2020	2019	2020	2019
Amount outstanding as of December 31	$4,750	$3,429	$20,000	$9,700
Weighted average interest rate as of December 31	0.14%	1.09%	0.31%	1.81%
Average amount outstanding during the year	4,033	3,246	14,521	1,022
Weighted average interest rate during the year	0.17%	1.15%	0.42%	2.32%

The Bank has repurchase agreements with some of its depositors, under which customers’ funds are invested daily into an interest bearing account. These funds are carried by the Company as short-term debt. It is the Company’s policy to completely collateralize repurchase agreements with U.S. Government securities. As of December 31, 2020, the securities that serve as collateral for securities sold under agreements to repurchase had a fair value of $8,870,000. The interest rate paid on these funds is variable and subject to change daily.

The Company began participating in the Federal Reserve Bank’s Paycheck Protection Program Liquidity Facility (“PPPLF”) in 2020 and received $31,298,000 in advances. As of December 31, 2020, $27,955,000 PPPLF advances were outstanding. The advances are collateralized by PPP loans granted by the Company. The maturity date of the PPPLF advance equals the maturity date of the underlying PPP loans pledged to secure the extension of credit, which is two years. The maturity date of the PPPLF’s extension of credit will be accelerated if an underlying PPP loan goes into default if the Company sells the PPP loan to the SBA to realize on the SBA guarantee. The maturity date of the PPPLF’s extension of credit also will be accelerated to the extent of any loan forgiveness reimbursement received by the Company from the SBA. The interest rate on the advances is fixed at 0.35%.

Long-term debt is comprised only of FHLB advances with an original maturity of one year or more. In 2020, Juniata executed a balance sheet strategy by repaying $10,000,000 in FHLB long-term advances, at a weighted average rate of 2.75%, to create a more efficient balance sheet. A prepayment penalty of $524,000 was incurred. Outstanding balances were $35,000,000 as of December 31, 2020 and $45,000,000 as of December 31, 2019.

The following table summarizes the scheduled maturities of long-term debt as of December 31, 2020.

(Dollars in thousands)	Scheduled	Weighted Average
Year	Maturities	Interest Rate
2021	$—	—%
2022	—	—
2023	—	—
2024	20,000	2.42
2025	15,000	2.41
Thereafter	—	—
	$35,000	2.42%

The Bank must maintain sufficient qualifying collateral with the FHLB to secure borrowings. Therefore, a Master Collateral Agreement has been entered into which pledges all mortgage related assets as collateral for future borrowings. Mortgage related assets could include loans or investment securities. As of December 31, 2020, the amount of loans included in qualifying collateral was $229,357,000. As of December 31, 2019, the amount of loans included in qualifying collateral was $255,566,000. No investment securities were included in qualifying collateral as of December 31, 2020 or 2019.

The Bank’s maximum borrowing capacity with the FHLB was $166,178,000, with a balance of $55,830,000 outstanding as of December 31, 2020. The Bank’s maximum borrowing capacity with the FHLB was $183,790,000, with a balance of $55,604,000 outstanding as of December 31, 2019. To borrow additional amounts, the FHLB would require the Bank to purchase additional FHLB Stock. The FHLB is a source of both short-term and long-term funding. The Bank must maintain sufficient qualifying collateral to secure all outstanding advances. Qualifying collateral is defined by the FHLB and includes outstanding balances of the Company’s real estate loans, excluding loans with certain risk mitigants, including delinquencies and loans made to insiders, borrowers with low credit scores or loans with high loan-to-value ratios.

12. OPERATING LEASE OBLIGATIONS

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

The four operating leases, one of which is with a related party, are comprised of real estate property for branch and office space with terms extending through 2029. Operating leases were previously not recognized on the Company’s consolidated statements of condition, but with the adoption of Topic 842, operating lease agreements are recognized on the consolidated statements of condition as a ROU asset and a corresponding lease liability. As of December 31, 2020, the Company had operating lease ROU assets totaling $379,000 included in other assets and operating lease liabilities totaling $388,000 included in other liabilities.

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

As of December 31, 2020, the weighted-average remaining operating lease term was 7.1 years, and the weighted-average discount rate was 5.46%.

The Company elected, for the real estate class of underlying assets which is currently its only class, not to separate lease and nonlease components and to account for them as a single lease component. The Company has one operating lease agreement containing a monthly ATM surcharge, which is combined with the property rental payment because of electing the practical expedient. The Company’s total operating lease cost for the years ended December 31, 2020 and 2019 were $116,000 and $120,000, respectively. During the years ended December 31, 2020 and 2019, total operating lease payments made to a related party totaled $24,000 and $23,000, respectively.

The future minimum payments for operating leases with initial or remaining terms of one year or more as of December 31, 2020 were as follows:

(Dollars in thousands)
Years ending December 31,	Lease Obligation
2021	$120
2022	50
2023	46
2024	47
2025	47
2026 and beyond	159
Total Future Minimum Lease Payments	469
Amounts Representing Interest	(81)
Present Value of Net Future Minimum Lease Payments (Lease Liability)	$388

13. INCOME TAXES

The components of income tax (benefit) expense for the two years ended December 31 were:

(Dollars in thousands)	Years Ended December 31,
	2020	2019
Current tax expense	$105	$768
Deferred tax benefit	(155)	(782)
Total tax benefit	$(50)	$(14)

Federal credits are available for ten years for Juniata’s investment in two low income housing projects. Tax credits associated with phase I will continue through 2023, while phase II credits will run through 2027. The tax credits are included in the tax expense line item on the Consolidated Statements of Income. Amortization of the investments using the cost method is scheduled to occur over the same period as tax credits are earned. Juniata’s maximum exposure to loss is limited to the carrying value of the investment at year-end.

The total tax benefit during the year ended December 31, 2020 was $50,000 compared to a total tax benefit of $14,000 during the year ended December 31, 2019. In 2020, the Company was able to take advantage of a provision in the CARES Act, allowing the carryback of net operating losses (“NOLs”) from a prior period. Prior to the enactment of the CARES Act, Juniata had been carrying a deferred tax asset for an NOL that arose from a previous bank acquisition, which qualified for the new carryback rules and was able to carry back to years in which the statutory tax rate was 34%, as opposed to the current 21%. The reversal of a portion of the deferred tax asset carried for this NOL, at an amount in excess of its carrying amount, was recorded as a $57,000 credit to income tax expense during 2020.

A reconciliation of the statutory income tax (benefit) expense computed at 21% to the income tax expense included in the consolidated statements of income follows:

(Dollars in thousands)	Years Ended December 31,
	2020	2019
Income before income taxes	$5,552	$5,821
Statutory tax rate	21%	21%
Federal tax at statutory rate	1,166	1,222
Tax-exempt interest	(205)	(261)
Net earnings on BOLI	(45)	(49)
Stock-based compensation	(4)	(12)
Federal tax credits	(902)	(902)
CARES Act Loss Carryback	(57)	—
Other permanent differences	(3)	(12)
Total tax benefit	$(50)	$(14)
Effective tax rate	(0.9)%	(0.2)%

Deductible temporary differences and taxable temporary differences gave rise to a net deferred tax asset for the Company as of December 31, 2020 and 2019. The components giving rise to the net deferred tax asset are detailed below:

(Dollars in thousands)	Years Ended December 31,
	2020	2019
Deferred Tax Assets:
Allowance for loan losses	$887	$634
Deferred directors’ compensation	333	337
Employee and director benefits	279	288
Stock-based compensation	50	40
Investment in low income housing project	299	211
Fair value adjustments to acquired assets and liabilities	220	251
Tax credit carryforward	173	191
Net operating loss carryforward	—	29
Lease liability	82	98
Unrealized loss on derivatives	12	—
Total deferred tax assets	2,335	2,079

Deferred Tax Liabilities:
Depreciation	(227)	(197)
Right of use asset	(80)	(97)
Loan origination fees and costs	(463)	(418)
Prepaid expenses	(20)	(52)
Unrealized gains on debt securities available for sale	(947)	(136)
Unrealized gain from securities impairment	(44)	(54)
Annuity earnings	(64)	(60)
Fair value of mortgage servicing rights	(33)	(38)
Intangible assets	(47)	(56)
Goodwill	(411)	(382)
Other	(53)	—
Total deferred tax liabilities	(2,389)	(1,490)
Net deferred tax (liability) asset included in (other liabilities) other assets	$(54)	$589

The Company has concluded that the deferred tax assets are realizable (on a more likely than not basis) through the combination of future reversals of existing taxable temporary differences, certain tax planning strategies and expected future taxable income.

It is the Company’s policy to recognize interest and penalties on unrecognized tax benefits in income tax expense in the Consolidated Statements of Income. No significant income tax uncertainties were identified because of the Company’s evaluation of its income tax position. Therefore, the Company recognized no adjustment for unrecognized income tax benefits for the years ended December 31, 2020 and 2019. The Company is no longer subject to examination by taxing authorities for years before 2017. Tax years 2017 through the present, with limited exception, remain open to examination.

14. STOCKHOLDERS’ EQUITY AND REGULATORY MATTERS

The Company is authorized to issue 500,000 shares of preferred stock with no par value. The Board has the ability to fix the voting, dividend, redemption and other rights of the preferred stock, which can be issued in one or more series. No shares of preferred stock have been issued.

The Company has a dividend reinvestment and stock purchase plan. Under this plan, additional shares of Juniata Valley Financial Corp. stock may be purchased at the prevailing market prices through reinvested dividends and voluntary cash payments, within limits. To the extent that shares are not available in the open market, the Company has reserved common stock to be issued under the plan. Any adjustment in capitalization of the Company will result in a proportionate adjustment to the reserved shares for this plan. At December 31, 2020, 141,887 shares were available for issuance under the Dividend Reinvestment Plan.

The Company periodically repurchases shares of its common stock under a share repurchase program approved by the Board of Directors. In December of 2016, the Board of Directors authorized the repurchase of an additional 200,000 shares of its common stock through its share repurchase program. The program will remain authorized until all approved shares are repurchased, unless terminated by the Board of Directors. Repurchases have typically been through open market transactions and have complied with all regulatory restrictions on the timing and amount of such repurchases. Shares repurchased have been added to treasury stock and accounted for at cost. These shares may be reissued for stock option exercises, stock awards, employee stock purchase plan purchases, to fulfill dividend reinvestment program needs and to supply shares needed for exchange in an acquisition. During 2020 and 2019, 87,712 and 21,508 shares, respectively, were repurchased in conjunction with this program. In 2020 and 2019, 565 and 800 issued shares, respectively, were transferred to treasury due to forfeitures of restricted stock awards. Remaining shares authorized in the program were 44,617 as of December 31, 2020.

The Bank is subject to risk-based capital standards by which banks are evaluated in terms of capital adequacy. These regulatory capital requirements are administered by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital and classification are also subject to qualitative judgments by the regulators. Management believes that, as of December 31, 2020, the Bank meets all capital adequacy requirements to which it is subject.

Prompt corrective action regulations provide five classifications: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2020 and 2019, the most recent regulatory notifications categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

In 2019, the federal banking agencies jointly issued a final rule that provides for an optional, simplified measure of capital adequacy, the community bank leverage ratio framework (“CBLR framework”), for qualifying community banking organizations, consistent with Section 201 of the Economic Growth Act. The final rule became effective on January 1, 2020 and was elected by the Bank in 2020. In April 2020, the federal banking agencies issued an interim final rule that makes temporary change to the CBLR framework, pursuant to Section 4012 of the CARES Act, and a second interim final rule that provides a graduated increase in the community bank leverage ratio requirement after the expiration of the temporary changes implemented pursuant to Section 4012 of the CARES Act.

The community bank leverage ratio removes the requirement for qualifying banking organizations to calculate and report risk-based capital, but rather only requires a minimum Tier 1 to average assets (“leverage”) ratio. Qualifying banking organizations that elect to use the CBLR framework and that maintain a leverage ratio of greater than required minimums will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the agencies’ capital rules (generally applicable rule) and, if applicable, will be considered to have met the well-capitalized ratio requirements for purposes of section 38 of the Federal Deposit Insurance Act. Under the interim final rules, the community bank leverage ratio minimum requirement is 8.0% as of December 31, 2020, 8.5% for calendar year 2021, and 9.0% for calendar year 2022 and beyond. The interim rule allows for a two-quarter grace period to correct a ratio that falls below the required amount, provided the Bank maintains a leverage ratio of 7.0% as of December 31, 2020, 7.5% for calendar year 2021, and 8.0% for calendar year 2022 and beyond.

Under the final rule, an eligible banking organization can opt out of the CBLR framework and revert back to the risk-weighting framework without restriction. As of December 31, 2020, the Bank was a qualifying community banking organization as defined by the federal banking agencies and elected to measure capital adequacy under the CBLR framework.

Actual and required capital amounts and ratios are presented below.

			To Be Well
			Capitalized Under
			Prompt Corrective
			Action Regulations
The Juniata Valley Bank	Actual		(CBLR Framework)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
As of December 31, 2020:
Tier 1 Capital to Average Total Assets	$63,074	8.51%	$59,284	8.00%

							Minimum
							Regulatory
							Requirements
					Minimum		to be Well
					Capital		Capitalized
			Minimum Requirement		Adequacy		under Prompt
			for Capital		with Capital		Corrective Action
The Juniata Valley Bank	Actual		Adequacy Purposes		Buffer		Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2019:
Total Capital (to Risk Weighted Assets)	$65,861	15.85%	$33,244	8.00%	$43,633	10.50%	$41,555	10.00%
Tier 1 Capital (to Risk Weighted Assets)	62,900	15.14%	24,933	6.00%	35,322	8.50%	33,244	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	62,900	15.14%	18,700	4.50%	29,089	7.00%	27,011	6.50%
Tier 1 Capital (to Average Assets) Leverage	62,900	9.60%	26,198	4.00%	26,198	4.00%	32,747	5.00%

Certain regulatory restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. As of December 31, 2020, $35,775,000 of undistributed earnings of the Bank, included in the consolidated stockholders’ equity, was available for distribution to the Company as dividends without prior regulatory approval, subject to the regulatory capital requirements above.

15. EARNINGS PER SHARE

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

(Dollars in thousands, except earnings per share)	Year ended December 31,
	2020	2019
Net income	$5,602	$5,835
Weighted-average common shares outstanding	5,074	5,102
Basic earnings per share	$1.10	$1.14
Weighted-average common shares outstanding	$5,074	$5,102
Common stock equivalents due to effect of stock options	6	19
Total weighted-average common shares and equivalents	5,080	5,121
Diluted earnings per share	$1.10	$1.14
Anti-dilutive stock options outstanding	1	—

16. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following tables show changes in accumulated other comprehensive income by component, net of tax, for the years ending December 31, 2020 and 2019:

(Dollars in thousands)
December 31, 2020	Gains and (Losses) on Cash Flow Hedges	Unrealized Gains and (Losses) on Available for Sale Securities	Defined Benefit Pension Items	Total
Beginning balance, December 31, 2019	$—	$516	$—	$516
Current period other comprehensive income (loss):
Other comprehensive income (loss) before reclassification	(38)	3,727	—	3,689
Amounts reclassified from accumulated other comprehensive loss	(7)	(675)	—	(682)
Net current period other comprehensive income (loss)	(45)	3,052	—	3,007
Reclassification for ASU 2018-02	—	(5)	—	(5)
Ending balance, December 31, 2020	$(45)	$3,563	$—	$3,518

(Dollars in thousands)
December 31, 2019	Gains and (Losses) on Cash Flow Hedges	Unrealized Gains and (Losses) on Available for Sale Securities	Defined Benefit Pension Items	Total
Beginning balance, December 31, 2018	$—	$(2,647)	$(1,652)	$(4,299)
Current period other comprehensive income:
Other comprehensive income before reclassification	—	3,129	634	3,763
Amounts reclassified from accumulated other comprehensive income	—	34	1,101	1,135
Net current period other comprehensive income	—	3,163	1,735	4,898
Reclassification for ASU 2018-02	—	—	(83)	(83)
Ending balance, December 31, 2019	$—	$516	$—	$516

The following table shows significant amounts reclassified out of each component of accumulated other comprehensive income for the year ending December 31, 2020:

(Dollars in thousands)
Details About Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Consolidated Statements of Income
Unrealized gains and losses on available for sale securities
Realized gains on securities available for sale	$855	Gain (loss) on sales and calls of securities
Total before tax	855
Tax effect	(180)	Income tax (provision) benefit
Net of tax	675
Unrealized gains and losses on cash flow hedges
Realized gains on cash flow hedges	$9	Short-term borrowings and repurchase agreements
Total before tax	9
Tax effect	(2)	Income tax (provision) benefit
Net of tax	7
Total reclassifications for the period, net of tax	$682

The following table shows significant amounts reclassified out of each component of accumulated other comprehensive loss for the year ending December 31, 2019:

(Dollars in thousands)
Details About Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Consolidated Statements of Income
Unrealized gains and losses on available for sale securities
Realized losses on securities available for sale	$(43)	Gain (loss) on sales and calls of securities
Total before tax	(43)
Tax effect	9	Income tax (provision) benefit
Net of tax	(34)
Amortization of defined benefit pension items
Actuarial losses	(1,394)	Employee benefits
Reclassification for ASU 2018-02	105
Total before tax	(1,289)
Tax effect	271	Income tax (provision) benefit
Net of tax	(1,018)
Total reclassifications for the period, net of tax	$(1,052)

17. FAIR VALUE MEASUREMENT

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

Level 1 Inputs – Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity can access at the measurement date.

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

Debt Securities Available for Sale

For debt securities available for sale where quoted prices are not available, fair values are calculated based on market prices of similar securities and are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurement from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the debt securities’ terms and conditions, among other things. For debt securities available for sale where quoted prices or market prices of similar securities are not available, fair values are calculated using other market indicators and are reported at fair value utilizing Level 3 inputs.

Derivatives

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

Other Real Estate Owned

Certain assets included in other real estate owned are carried at fair value because of impairment and accordingly are measured on a non-recurring basis as they are carried at the lower of cost or fair value. These assets are subsequently accounted for at the lower of cost or fair value less estimated costs to sell. Values are estimated using Level 3 inputs, based on appraisals that consider the sales prices of property in the proximate vicinity less estimated costs to sell.

Mortgage Servicing Rights

The fair value of servicing assets is based on the present value of estimated future cash flows on pools of mortgages stratified by rate and maturity date and are considered Level 3 inputs.

The following tables summarize financial assets and financial liabilities measured at fair value as of December 31, 2020 and December 31, 2019, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	(Level 1)	(Level 2)	(Level 3)
	Quoted Prices in	Significant	Significant
(Dollars in thousands)	Active Markets	Other	Other
	for Identical	Observable	Unobservable
December 31, 2020	Assets	Inputs	Inputs	Total
Assets measured at fair value on a recurring basis:
Debt securities available for sale:
Obligations of U.S. Government agencies and corporations	$—	$22,949	$—	$22,949
Obligations of state and political subdivisions	—	8,282	—	8,282
Corporate debt securities	—	9,523	2,000	11,523
Mortgage-backed securities	—	243,661	—	243,661
Total debt securities available for sale	$—	$284,415	$2,000	$286,415
Equity securities	$1,091	$—	$—	$1,091
Mortgage servicing rights	$—	$—	$158	$158
Liabilities measured at fair value on a recurring basis:
Interest rate swaps	$—	$57	$—	$57

Assets measured at fair value on a non-recurring basis:
Impaired loans	$—	$—	$84	$84

	(Level 1)	(Level 2)	(Level 3)
	Quoted Prices in	Significant	Significant
(Dollars in thousands)	Active Markets	Other	Other
	for Identical	Observable	Unobservable
December 31, 2019	Assets	Inputs	Inputs	Total
Assets measured at fair value on a recurring basis:
Debt securities available for sale:
Obligations of U.S. Government agencies and corporations	$—	$20,920	$—	$20,920
Obligations of state and political subdivisions	—	4,575	—	4,575
Mortgage-backed securities	—	185,191	—	185,191
Total debt securities available for sale	$—	$210,686	$—	$210,686
Equity securities	$1,144	$—	$—	$1,144
Mortgage servicing rights	$—	$—	$180	$180

Assets measured at fair value on a non-recurring basis:
Impaired loans	$—	$—	$144	$144

Assets measured at fair value on a nonrecurring basis for which Level 3 inputs have been used to determine fair value are immaterial to the Company’s consolidated financial statements.

Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in sales transactions on the dates indicated. The estimated fair value amounts have been measured as of their respective year ends and have not been re-evaluated or updated for purposes of these consolidated financial statements after those respective dates. As such, the estimated fair values of these financial instruments after the respective reporting dates may be different from the amounts reported at each year end.

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

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

	Financial Instruments
(Dollars in thousands)	December 31, 2020		December 31, 2019
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and due from banks	$11,868	$11,868	$12,658	$12,658
Interest bearing deposits with banks	19,753	19,753	82	82
Interest bearing time deposits with banks	735	735	2,210	2,210
Securities	287,506	287,506	211,830	211,830
Restricted investment in bank stock	3,423	N/A	3,442	N/A
Loans, net of allowance for loan losses	418,567	424,791	397,629	403,359
Accrued interest receivable	2,105	2,105	1,607	1,607

Financial liabilities:
Non-interest bearing deposits	$168,115	$168,115	$134,703	$134,703
Interest bearing deposits	454,751	459,224	397,234	399,848
Securities sold under agreements to repurchase	4,750	N/A	3,429	N/A
Short-term borrowings	20,000	20,002	9,700	9,700
FRB advances	27,955	27,955	—	—
Long-term debt	35,000	37,365	45,000	45,809
Interest rate swaps	57	57	—	—
Other interest bearing liabilities	1,584	1,585	1,603	1,603
Accrued interest payable	448	448	473	473

Off-balance sheet financial instruments:
Commitments to extend credit	$—	$—	$—	$—
Letters of credit	—	—	—	—

The following tables present the carrying amount, fair value and placement in the fair value hierarchy of the Company’s financial instruments not previously disclosed as of December 31, 2020 and December 31, 2019. These tables exclude financial instruments for which the carrying amount approximates fair value.

			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices in	Significant	Significant
(Dollars in thousands)			Active Markets	Other	Other
	Carrying		for Identical	Observable	Unobservable
	Amount	Fair Value	Assets or Liabilities	Inputs	Inputs
December 31, 2020
Financial instruments - Assets
Interest bearing time deposits with banks	$735	$735	$—	$735	$—
Loans, net of allowance for loan losses	418,567	424,791	—	—	424,791
Financial instruments - Liabilities
Interest bearing deposits	$454,751	$459,224	$—	$459,224	$—
Long-term debt	35,000	37,365	—	37,365	—
Other interest bearing liabilities	1,584	1,585	—	1,585	—

			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices in	Significant	Significant
(Dollars in thousands)			Active Markets	Other	Other
	Carrying		for Identical	Observable	Unobservable
	Amount	Fair Value	Assets or Liabilities	Inputs	Inputs
December 31, 2019
Financial instruments - Assets
Interest bearing time deposits with banks	$2,210	$2,210	$—	$2,210	$—
Loans, net of allowance for loan losses	397,629	403,359	—	—	403,359
Financial instruments - Liabilities
Interest bearing deposits	$397,234	$399,848	$—	$399,848	$—
Long-term debt	45,000	45,809	—	45,809	—
Other interest bearing liabilities	1,603	1,603	—	1,603	—

18. REVENUE RECOGNITION

The Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), as well as subsequent ASU’s that modified ASC 606, on January 1, 2018. The Company elected to apply the ASU and all related ASU’s using the modified retrospective approach applied to all contracts initiated on or after the effective date, and for contracts which have remaining obligations as of the effective date, while prior period results continue to be reported under legacy U.S. GAAP. Based on this assessment, the Company concluded that ASC 606 did not materially change the method by which the Company currently recognizes revenue for these revenue streams, which is by recognizing revenues as they are earned based upon contractual terms, as transactions occur, or as services are provided and collectability is reasonably assured.

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

All the Company’s revenue from contracts with customers in the scope of ASC 606 are recognized within non-interest income on the consolidated statements of income. Revenue streams not within the scope of ASC 606 included in non-interest income on the consolidated statements of income include earnings on bank-owned life insurance and annuities, income from unconsolidated subsidiary, fees derived from loan activity, mortgage banking income, gain/loss on sales and calls of securities, and the change in value of equity securities.

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

Trust Fees – include asset management and estate fees. Asset management fees are generally based on a fee schedule, based upon the market value of the assets under management, and recognized monthly when the service obligation is completed. Trust fees recognized in 2020 and 2019 were $358,000 and $359,000, respectively. Fees for estate management services are based on a specified fee schedule and generally recognized as the following performance obligations are fulfilled: (i) 25% of total estate fee recognized when all estate assets are collected and debts paid, (ii) 50% of the total fee is recognized when the inheritance tax return is filed, and (iii) remaining 25% is recognized when the first and final account is confirmed, settling the estate. Estate fees recognized during 2020 and 2019 were $50,000 and $35,000, respectively.

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

Other Non-Interest Income – includes certain revenue streams within the scope of ASC 606 comprised primarily of ATM surcharges, commissions on check orders, and wire transfer fees. ATM surcharges are the result of customers conducting ATM transactions that generate fee income. All these fees, as well as wire transfer fees, are transaction based and are recognized at the time of the transaction. In addition, the Company acts in an agent capacity to offer checks to its customers and recognizes commissions, net of related fees, when the contract is fulfilled.

Gains/Losses On Sales Of Other Real Estate Owned – are recognized when control of the property transfers to the buyer, which generally occurs when the deed is executed.

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due from the customer). The company’s non-interest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter longer-term revenue contracts with customers, and therefore, does not experience significant contract balances.

Contract Acquisition Costs

The Company expenses all contract acquisition costs as costs are incurred.

19. EMPLOYEE BENEFIT PLANS

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

Compensation expense for stock options granted and restricted stock awarded is measured using the fair value of the award on the grant date and is recognized over the vesting period. The Company recognized $128,000 and $113,000 of expense for the years ended December 31, 2020 and 2019, respectively, for stock-based compensation.

The Plan is administered by a committee of the Board of Directors. The Committee determines, among other things, the recipients of stock compensation, the number of shares to be subject to each award, the option price, the duration of the option and the restricted period, as appropriate. A recipient of the restricted shares will forfeit those shares in their entirety if employment is terminated prior to the vesting date for reasons other than retirement, death or disability. Forfeited awards are returned to the pool of shares available for grant for future awards. The maximum number of shares of common stock that may be issued under the Plan is 300,000 shares, and 161,090 shares were available for grant as of December 31, 2020. Shares of common stock issued under the Plan may be treasury shares or authorized but unissued shares.

During 2020, a total of 9,530 restricted shares was awarded to certain officers and all directors. In 2019, a total of 7,500 shares of restricted stock was awarded to certain officers. Each of the awards vest after three-years, with no interim vesting.

The following table presents compensation expense and related tax benefits for restricted stock awards recognized on the consolidated statement of income.

(Dollars in thousands)
	2020	2019
Compensation expense	$128	$109
Tax benefit	(27)	(23)
Net income effect	$101	$86

At December 31, 2020, there was $178,000 of unrecognized compensation cost related to all non-vested restricted stock awards. This cost is expected to be recognized through February 2023.

The following table presents a summary of non-vested restricted shares activity for 2020.

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested at January 1, 2020	15,360	$19.54
Vested	(4,150)	18.52
Cancelled	—	—
Forfeited	(565)	19.25
Granted	9,530	19.25
Non-vested at December 31, 2020	20,175	19.62

No stock options were awarded in 2020. Options granted prior to 2020 vest over three to five years and are exercisable at the grant price, which is at least the fair market value of the stock on the grant date. The Plan provides that the option price per share is not to be less than the fair market value of the stock on the day the option was granted, but in no event less than the par value of such stock. Options granted under the Plan are exercisable no earlier than one year after the date of grant and expire ten years after the date of the grant. All options previously granted under the Plans are scheduled to expire through February 17, 2025.

Total options outstanding as of December 31, 2020 have exercise prices between $17.65 and $18.00, with a weighted average exercise price of $17.78 and a weighted average remaining contractual life of 2.78 years.

As of December 31, 2020, there was no unrecognized compensation cost related to options granted under the Plan.

Cash received from option exercises under the Plans for the year ended December 31, 2019 was $364,000. No options were exercised under the Plans for the year ended December 31, 2020.

A summary of the status of the outstanding stock options as of December 31, 2020 and 2019, and changes during the years ending on those dates is presented below:

	2020		2019
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	93,147	$17.78	113,756	$17.76
Granted	—	—	—	—
Exercised	—	—	(20,609)	17.66
Forfeited	(11,600)	17.78	—	—
Outstanding at end of year	81,547	$17.78	93,147	$17.78

Options exercisable at year-end	81,547		92,147
Weighted-average fair value of options granted during the year		$—		$—
Intrinsic value of options exercised during the year		$—		$43,135
Intrinsic value of options cancelled during the year		$18,222
Intrinsic value of options outstanding and exercisable at December 31, 2020		$496

Defined Benefit Retirement Plans

The Company sponsored defined benefit retirement plan, JVB Plan, which covered substantially all its employees employed prior to December 31, 2007 was amended, January 1, 2008 to close the plan to new entrants. All active participants as of December 31, 2007 became 100% vested in their accrued benefit and, if they remained eligible, continued to accrue benefits until December 31, 2012. The benefits were based on years of service and the employee’s compensation. Effective December 31, 2012, the JVB Plan was amended to cease future service accruals after that date (i.e., it was frozen).

As a result of the FNBPA acquisition, the Company assumed sponsorship of a second defined benefit retirement plan, the Retirement Plan for the First National Bank of Port Allegany (“FNB Plan”), as of November 30, 2015, which covered substantially all former FNBPA employees that were employed prior to September 30, 2008. The FNBPA Plan was amended as of December 31, 2015 to cease future service accruals to previously unfrozen participants and was considered “frozen”. Effective December 31, 2016, the FNB Plan was merged into the JVB Plan, which was amended to provide the same benefits to the class of participants previously included in the FNB Plan.

Juniata’s Board of Directors resolved to terminate the JVB Plan, effective November 30, 2018. JVB Plan participants elected preferences for receiving their vested benefit in the form of either lump sum payments or annuities. Juniata incurred a pre-tax charge of $1,221,000. As of December 31, 2019, all obligations were satisfied and The JVB Plan was liquidated. Excess funds of $431,000 were transferred to fund the Company’s 401(k) Safe Harbor Plan.

The measurement date for the JVB Plan is December 31. Information pertaining to the activity in the defined benefit plan was as follows:

(Dollars in thousands)	Year Ended
December 31, 2019
Change in projected benefit obligation ("PBO")
PBO at beginning of year	$12,555
Interest cost	299
Change in assumptions	1,477
Actuarial loss	(1,326)
Group annuity purchase	(9,021)
Settlement payments	(3,569)
Benefits paid	(415)
PBO at end of period	$—
Change in plan assets
Fair value of plan assets at beginning of year	$12,182
Actual return on plan assets, net of expenses	1,254
Employer contribution	—
Group annuity purchase	(9,021)
Settlement payments	(3,569)
Benefits paid	(415)
Benefits transferred to 401(k) Plan	(431)
Fair value of plan assets at end of period	$—
Funded status, included in other (liabilities) assets	$—

Amounts recognized in accumulated comprehensive loss before income taxes consist of:
Unrecognized actual loss	$—
Accumulated benefit obligation	$—

Pension expense for the JVB Plan included the following components for the years ended December 31:

Year Ended
(Dollars in thousands)	December 31,
2019
Components of net periodic pension cost:
Interest cost	$299
Expected return on plan assets	(182)
Recognized net actuarial loss	1,277
Net periodic pension cost	1,394
Total recognized in other comprehensive income	(2,197)
Total recognized in net periodic pension cost and other comprehensive income	$(803)

Defined Contribution Plan

The Company has a Defined Contribution Plan under which employees, through payroll deductions, are able to defer portions of their compensation. The Company makes an annual non-elective fully vested contribution equal to 3% of compensation to each eligible participant. For the year ended December 31, 2020, the contribution amount totaled $249,000, which was credited to employee’s accounts by January 31, 2021. This liability at December 31, 2019 totaled $250,000 and was credited to employee accounts by January 31, 2020. Expense incurred under this plan was $247,000 and $248,000 in 2020 and 2019, respectively. The Defined Contribution Plan also includes an employer matching contribution for employees that elect to defer compensation into this program. The matching contribution in 2020 and 2019 was $214,000 and $212,000, respectively.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan under which employees, through payroll deductions, are able to purchase shares of Company stock annually. The option price of the stock purchases is between 95% and 100% of the fair market value of the stock on the offering termination date as determined annually by the Board of Directors. The maximum number of shares which employees may purchase under the Plan is 250,000; however, the annual issuance of shares may not exceed 5,000 shares plus any unissued shares from prior offerings. There were 4,459 shares issued in 2020 and 1,880 shares issued in 2019 under this plan. As of December 31, 2020, there were 166,620 shares reserved for issuance under the Employee Stock Purchase Plan.

Supplemental Retirement Plans

The Company has non-qualified supplemental retirement plans for directors and key employees. At December 31, 2020 and 2019, the present value of the future liability associated with these plans was $135,000 and $166,000, respectively. For the years ended December 31, 2020 and 2019, $11,000 and $16,000, respectively, was charged to expense in connection with these plans. The Company offsets the cost of these plans through the purchase of bank-owned life insurance and annuities. See Note 7.

Deferred Compensation Plans

The Company has entered into deferred compensation agreements with certain directors to provide each director with an additional retirement benefit, or to provide their beneficiary with a benefit, in the event of pre-retirement death. At December 31, 2020 and 2019, the present value of the future liability was $1,584,000 and $1,603,000, respectively. For the years ended December 31, 2020 and 2019, $20,000 and $42,000, respectively, was charged to expense in connection with these plans. The Company offsets the cost of these plans through the purchase of bank-owned life insurance. See Note 7.

Salary Continuation Plans

The Company has non-qualified salary continuation plans for key employees. At December 31, 2020 and 2019, the present value of the future liability was $1,194,000 and $1,209,000, respectively. For the years ended December 31, 2020 and 2019, $94,000 and $57,000, respectively, was charged to expense in connection with these plans. The Company offsets the cost of these plans through the purchase of bank-owned life insurance. See Note 7.

20. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

A summary of the Company’s financial instrument commitments is as follows:

(Dollars in thousands)	December 31,
	2020	2019
Commitments to grant loans	$81,997	$97,037
Unfunded commitments under lines of credit	13,092	13,448
Outstanding letters of credit	3,906	2,624

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

Outstanding letters of credit are instruments issued by the Bank that guarantee payment to the beneficiary by the Bank in the event of default by the Bank’s customer in the non-performance of an obligation or service. Most letters of credit are extended for one year periods. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds collateral supporting those commitments for which collateral is deemed necessary. The amount of the liability as of December 31, 2020 and 2019 for guarantees under letters of credit issued is not material.

The maximum undiscounted exposure related to these guarantees on December 31, 2020 was $3,906,000, and the approximate value of underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $32,906,000.

21. RELATED-PARTY TRANSACTIONS

The Bank has granted loans to certain of its executive officers, directors and their related interests. The aggregate dollar amount of these loans was $4,321,000 and $8,127,000 at December 31, 2020 and 2019, respectively. During 2020, $6,582,000 of new loans were added and repayments totaled $10,388,000. None of these loans were past due, in non-accrual status or restructured on December 31, 2020 or 2019.

Deposits and other funds from related parties held by Juniata amounted to $1,699,000 and $1,396,000 at December 31, 2020 and 2019, respectively.

22. DERIVATIVES

The Company began utilizing interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position in 2020. The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements.

Interest rate swaps with a notional amount totaling $40,000,000 as of December 31, 2020, were designated as cash flow hedges on certain FHLB advances. Because the interest rate swap agreements did not commence until 2020, there was no notional value as of December 31, 2019. The interest rate swaps were determined to be fully effective during the period presented, and as such, no amount of ineffectiveness has been included in net income. The aggregate fair value of the swaps is recorded in either other assets or other liabilities on the Consolidated Statements of Condition with changes in fair value recorded in other comprehensive income. The Company expects the hedges to remain fully effective during the remaining terms of the swaps.

The Company presents derivative positions gross on the balance sheet. The following table reflects the derivatives recorded on the Consolidated Statements of Condition as of December 31, 2020.

(Dollars in thousands)	December 31, 2020
	Notional	Fair
	Amount	Value
Included in other liabilities:
Derivatives designated as hedges:
Interest rate swap - pay fixed / receive floating on 3-month FHLB advance	$20,000	$(123)
Interest rate swaps - forward-starting on long-term FHLB advances	20,000	66
Total included in other liabilities		$(57)

The effect of cash flow hedge accounting, before income taxes, on accumulated other comprehensive income for the period ended December 31, 2020 is as follows:

(Dollars in thousands)	December 31, 2020
	Amount of Gain	Location of (Gain)	Amount of (Gain)
	(Loss) Recognized in	Loss Reclassified	Loss Reclassified
	OCI on Derivatives	from OCI into Income	from OCI into Income
Interest rate contracts	$(48)	Interest expense on short-term borrowings and repurchase agreements	$(9)

The effect of cash flow hedge accounting on the Consolidated Statements of Income for the year ended December 31, 2020 was as follows:

Location and Amount of Gain or Loss Recognized in Income on Fair Value and Cash Flow Hedging Relationships

	Year Ended
(Dollars in thousands)	December 31, 2020
	Interest	Other
	Income	Income
	(Expense)	(Expense)
Effects of cash flow hedging:
Gain on cash flow hedging relationships:
Amount reclassified from AOCI into income	$9	$—
Total	9	—

23. COMMITMENTS AND CONTINGENT LIABILITIES

In 2017, the Company executed renewal agreements for technology outsourcing services through two outside service bureaus. Both agreements provide for termination fees if the Company cancels the services prior to the end of the 7-year commitment period that runs through May 31, 2024. As of December 31, 2020, potential termination fees were estimated to be approximately $2,053,000 and $981,000 on the two contracts. The potential termination fees decrease by approximately 15% in each succeeding year through 2024. Since the Company does not expect to terminate these services with either vendor prior to the end of the commitment periods, no liability has been recorded as of December 31, 2020.

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

24. SUBSEQUENT EVENT

In January 2021, the Board of Directors declared a dividend of $0.22 per share to shareholders of record on February 15, 2021, payable on March 1, 2021.

25. JUNIATA VALLEY FINANCIAL CORP. (PARENT COMPANY ONLY) FINANCIAL INFORMATION

CONDENSED BALANCE SHEETS

(Dollars in thousands)

	December 31,
	2020	2019
ASSETS
Cash and cash equivalents	$145	$80
Investment in bank subsidiary	75,441	72,353
Equity securities	935	947
Debt securities available for sale	—	253
Other assets	77	99
TOTAL ASSETS	$76,598	$73,732

LIABILITIES
Accounts payable and other liabilities	$1	$25

STOCKHOLDERS’ EQUITY	76,597	73,707
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$76,598	$73,732

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Dollars in thousands)

	Years Ended December 31,
	2020	2019
INCOME
Interest and dividends on investment securities available for sale	$46	$47
Dividends from bank subsidiary	5,750	4,489
Change in value of equity securities	(12)	8
TOTAL INCOME	5,784	4,544
EXPENSE
Other non-interest expense	166	176
TOTAL EXPENSE	166	176
INCOME BEFORE INCOME TAXES AND EQUITY
IN UNDISTRIBUTED NET INCOME OF SUBSIDIARY	5,618	4,368
Income tax benefit	(32)	(35)
	5,650	4,403
Undistributed net (loss) income of subsidiary	(48)	1,432
NET INCOME	$5,602	$5,835
COMPREHENSIVE INCOME	$8,609	$10,733

CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended December 31,
	2020	2019
Cash flows from operating activities:
Net income	$5,602	$5,835
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed net loss (income) of subsidiary	48	(1,432)
Change in value of equity securities	12	(8)
(Increase) decrease in other assets	(13)	542
Increase (decrease) in taxes payable	29
(Decrease) increase in accounts payable and other liabilities	(16)	14
Net cash provided by operating activities	5,662	4,951

Cash flows from investing activities:
Proceeds from the maturity of available for sale investment securities	250	—
Net cash used in investing activities	250	—

Cash flows from financing activities:
Cash dividends	(4,465)	(4,489)
Purchase of treasury stock	(1,452)	(428)
Treasury stock issued for stock plans	70	400
Net cash used in financing activities	(5,847)	(4,517)
Net increase in cash and cash equivalents	65	434
Cash and cash equivalents at beginning of year	482	48
Cash and cash equivalents at end of year	$547	$482

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company’s management, with the participation of its CEO and CFO, conducted an evaluation, as of December 31, 2020, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based on this evaluation, the Company’s CEO and CFO concluded that, as of the end of the period covered by this annual report, the Company’s disclosure controls and procedures were effective in reaching a reasonable level of assurance that management is timely alerted to material events relating to the company during the period when the Company’s periodic reports are being prepared.

Conclusion Regarding Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a – 15(f) promulgated under the Exchange Act. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under the framework in Internal Control-Integrated Framework (2013), the Company’s management concluded that internal control over financial reporting was effective as of December 31, 2020.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on our assessment, management concluded that as of December 31, 2020, the Company’s internal control over financial reporting was effective and met the criteria of the Internal Control-Integrated Framework (2013).

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
Marcie A. Barber, President and Chief Executive Officer

/s/ JoAnn N. McMinn
JoAnn N. McMinn, Chief Financial Officer

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference herein is information appearing in the Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 2021 (the “Proxy Statement”) under the captions “Directors of the Company”, “Executive Officers of the Company”, “Corporate Governance and Board Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance”. The Company has adopted a Code of Ethics that is applicable to the Company’s Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer and other designated senior officers, which can be found in the Investor Information – Governance Documents section of the Company’s website at www.JVBonline.com. The Company will file its Proxy Statement on or before April 6, 2021.

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

Equity Compensation Plan Information
	Number of securities to be		Number of securities remaining
	issued upon exercise of		available for future issuance
	outstanding options, warrants	Weighted average exercise	under equity compensation
	and rights	price of outstanding options,	plans (excluding securities
Plan Category	a	warrants and rights	reflected in column a)
Equity compensation plans approved by security holders	81,547	$17.78	161,090
Equity compensation plans not approved by security holders	—	—
Total	81,547	$17.78	161,090

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)     The following consolidated financial statements of the Company are filed as part of this Form 10-K:

(i)	Reports of Independent Registered Public Accounting Firm
(ii)	Consolidated Statements of Financial Condition as of December 31, 2020 and December 31, 2019
(iii)	Consolidated Statements of Income for the fiscal years ended December 31, 2020 and December 31, 2019
(iv)	Consolidated Statements of Comprehensive Income for the fiscal years ended December 31, 2020 and December 31, 2019
(v)	Consolidated Statements of Stockholders’ Equity for the fiscal years ended December 31, 2020 and December 31, 2019
(vi)	Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2020 and December 31, 2019
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

Date: March 15, 2021

/s/ Marcie A. Barber
By: Marcie A. Barber
Director, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Timothy I. Havice	March 15, 2021
Timothy I. Havice
Chairman

/s/ Philip E. Gingerich, Jr.	March 15, 2021
Philip E. Gingerich, Jr.
Vice Chairman

/s/ Marcie A. Barber	March 15, 2021
Marcie A. Barber
Director and Chief Executive Officer (Principal Executive Officer)

/s/ Martin L. Dreibelbis	March 15, 2021
Martin L. Dreibelbis
Director

/s/ Gary E. Kelsey	March 15, 2021
Gary E. Kelsey
Director

/s/ Michael A. Buffington	March 15, 2021
Michael A. Buffington
Director

/s/ Richard M. Scanlon	March 15, 2021
Richard M. Scanlon, DMD
Director

/s/ Bradley J. Wagner	March 15, 2021
Bradley J. Wagner
Director

/s/ JoAnn N. McMinn	March 15, 2021
JoAnn N. McMinn
Chief Financial Officer (Principal Accounting and Financial Officer)

JUNIATA VALLEY FINANCIAL CORP.

CORPORATE OFFICERS

Timothy I. Havice	Chairman
Philip E. Gingerich, Jr.	Vice Chairman
Marcie A. Barber	President and Chief Executive Officer
JoAnn N. McMinn	Executive Vice President, Secretary, Treasurer and Chief Financial Officer

JUNIATA VALLEY FINANCIAL CORP. AND THE JUNIATA VALLEY BANK

BOARD OF DIRECTORS

Marcie A. Barber	Timothy I. Havice, Chairman
President and Chief Executive Officer	Owner, T.I. Havice, Developer

Michael A. Buffington	Gary E. Kelsey
Founder and President of	Retired, Potter County, PA
Buffington Property Management, LLC	Register of Wills and Recorder of Deeds
and One-Stop Communications
Richard M. Scanlon, DMD
Martin L. Dreibelbis	Retired, Dentist and Dental Consultant to
Retired, Petroleum Consultant	Central PA Institute of Science and Technology

Philip E. Gingerich, Jr., Vice Chairman	Bradly J. Wagner
President, Central Insurers Group, Inc.	Chief Operating Officer and Vice President
of Manufacturing for Wenger Feeds, LLC

THE JUNIATA VALLEY BANK

BUSINESS DEVELOPMENT BOARD MEMBERS

Mark S. Elsesser

Donald R. Hartzler

Jeffrey C. Moyer

Craig M. Rupert

William J. Rupp, Jr.

Richard A. Smeltz

Corey P. Wray