Form 10-Q
period 2021-03-31
JUNIATA VALLEY FINANCIAL CORP
filed 2021-05-14
CIK 714712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended March 31, 2021

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes        ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 14, 2021
Common Stock ($1.00 par value)	5,006,695 shares

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Financial Condition

	(Unaudited)
(Dollars in thousands, except share data)	March 31, 2021	December 31, 2020
ASSETS
Cash and due from banks	$11,533	$11,868
Interest bearing deposits with banks	460	19,753
Federal funds sold	10,000	10,000
Cash and cash equivalents	21,993	41,621
Interest bearing time deposits with banks	735	735
Equity securities	1,183	1,091
Debt securities available for sale	301,076	286,415
Restricted investment in bank stock	3,374	3,423
Total loans	437,007	422,661
Less: Allowance for loan losses	(4,056)	(4,094)
Total loans, net of allowance for loan losses	432,951	418,567
Premises and equipment, net	8,686	8,808
Other real estate owned	110	—
Bank owned life insurance and annuities	16,628	16,568
Investment in low income housing partnerships	2,905	3,105
Core deposit and other intangible assets	225	241
Goodwill	9,047	9,047
Mortgage servicing rights	147	158
Accrued interest receivable and other assets	6,573	3,939
Total assets	$805,633	$793,718
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$183,437	$168,115
Interest bearing	486,023	454,751
Total deposits	669,460	622,866
Short-term borrowings and repurchase agreements	22,622	24,750
Federal Reserve Bank ("FRB") advances	—	27,955
Long-term debt	35,000	35,000
Other interest bearing liabilities	1,557	1,584
Accrued interest payable and other liabilities	4,420	4,966
Total liabilities	733,059	717,121
Commitments and contingent liabilities
Stockholders’ Equity:
Preferred stock, no par value: Authorized - 500,000 shares, none issued	—	—
Common stock, par value $1.00 per share: Authorized 20,000,000 shares Issued - 5,151,279 shares at March 31, 2021; 5,151,279 shares at December 31, 2020 Outstanding - 5,006,695 shares at March 31, 2021; 5,025,441 shares at December 31, 2020	5,151	5,151
Surplus	24,893	25,011
Retained earnings	45,629	45,096
Accumulated other comprehensive (loss) income	(590)	3,518
Cost of common stock in Treasury: 144,584 shares at March 31, 2021; 125,838 shares at December 31, 2020	(2,509)	(2,179)
Total stockholders’ equity	72,574	76,597
Total liabilities and stockholders’ equity	$805,633	$793,718

See Notes to Consolidated Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Income (Unaudited)

	Three Months Ended
(Dollars in thousands, except share data)	March 31,
	2021	2020
Interest and dividend income:
Loans, including fees	$4,777	$4,878
Taxable securities	1,006	1,173
Tax-exempt securities	38	23
Other interest income	5	55
Total interest income	5,826	6,129
Interest expense:
Deposits	619	830
Short-term borrowings and repurchase agreements	32	8
FRB advances	18	—
Long-term debt	212	283
Other interest bearing liabilities	2	7
Total interest expense	883	1,128
Net interest income	4,943	5,001
Provision for loan losses	(79)	356
Net interest income after provision for loan losses	5,022	4,645
Non-interest income:
Customer service fees	325	415
Debit card fee income	413	324
Earnings on bank-owned life insurance and annuities	54	64
Trust fees	112	113
Commissions from sales of non-deposit products	80	74
Fees derived from loan activity	104	67
Mortgage banking income	8	16
Gain on sales and calls of securities	4	11
Change in value of equity securities	93	(172)
Other non-interest income	79	82
Total non-interest income	1,272	994
Non-interest expense:
Employee compensation expense	1,969	2,003
Employee benefits	545	728
Occupancy	330	314
Equipment	189	234
Data processing expense	583	501
Professional fees	188	173
Taxes, other than income	124	138
FDIC Insurance premiums	81	40
Gain on other real estate owned	(49)	—
Amortization of intangible assets	16	19
Amortization of investment in low-income housing partnerships	200	200
Other non-interest expense	412	410
Total non-interest expense	4,588	4,760
Income before income taxes	1,706	879
Income tax provision (benefit)	71	(159)
Net income	$1,635	$1,038
Earnings per share
Basic	$0.33	$0.20
Diluted	$0.33	$0.20

See Notes to Consolidated Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)	Three Months Ended March 31,
	2021			2020
	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
	Amount	Effect	Amount	Amount	Effect	Amount
Net income	$1,706	$(71)	$1,635	$879	$159	$1,038
Other comprehensive (loss) income:
Available for sale securities:
Unrealized holding (losses) gains arising during the period	(5,911)	1,241	(4,670)	4,948	(1,039)	3,909
Less reclassification adjustment for gains included in net income for sales of debt securities (1) (3)	(4)	1	(3)	(11)	2	(9)
Unrealized gains on cash flow hedge	712	(150)	562	—	—	—
Less reclassification adjustment for losses included in net income (2) (3)	4	(1)	3	—	—	—
Other comprehensive (loss) income	(5,199)	1,091	(4,108)	4,937	(1,037)	3,900
Total comprehensive (loss) income	$(3,493)	$1,020	$(2,473)	$5,816	$(878)	$4,938

(1)	Amounts are included in (loss) gain on sales and calls of securities on the Consolidated Statements of Income as a separate element within total non-interest income.
(2)	Amounts are included in interest expense on short-term borrowings and repurchase agreements on the Consolidated Statements of Income.
(3)	Income tax amounts are included in the provision for income taxes on the Consolidated Statements of Income.

See Notes to Consolidated Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Stockholders’ Equity (Unaudited)

	Three months ended March 31, 2021
					Accumulated
(Dollars in thousands, except share data)	Number				Other		Total
	of Shares	Common		Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Surplus	Earnings	Income (Loss)	Stock	Equity
Balance, January 1, 2021	5,025,441	$5,151	$25,011	$45,096	$3,518	$(2,179)	$76,597
Net income				1,635			1,635
Other comprehensive loss					(4,108)		(4,108)
Cash dividends at $0.22 per share				(1,102)			(1,102)
Stock-based compensation			35				35
Purchase of treasury stock	(27,585)					(483)	(483)
Treasury stock issued for stock plans	8,839		(153)			153	—
Balance, March 31, 2021	5,006,695	$5,151	$24,893	$45,629	$(590)	$(2,509)	$72,574

	Three months ended March 31, 2020
					Accumulated
(Dollars in thousands, except share data)	Number				Other		Total
	of Shares	Common		Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Surplus	Earnings	Income (Loss)	Stock	Equity
Balance, January 1, 2020	5,099,729	$5,142	$24,898	$43,954	$516	$(803)	$73,707
Net income				1,038			1,038
Other comprehensive income					3,900		3,900
Cash dividends at $0.22 per share				(1,122)			(1,122)
Stock-based compensation			29				29
Purchase of treasury stock	(15,400)					(186)	(186)
Common stock issued for stock plans	9,530	9	(9)				—
Balance, March 31, 2020	5,093,859	$5,151	$24,918	$43,870	$4,416	$(989)	$77,366

See Notes to Consolidated Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)	Three Months Ended March 31,
	2021	2020
Operating activities:
Net income	$1,635	$1,038
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	(79)	356
Depreciation	187	206
Net amortization of securities premiums	394	228
Net amortization of loan origination fees	151	5
Deferred net loan origination costs	(92)	(83)
Amortization of intangibles	16	19
Amortization of investment in low income housing partnerships	200	200
Net amortization of purchase fair value adjustments	(48)	(27)
Net realized gain on sales and calls of available for sale securities	(4)	(11)
Change in value of equity securities	(93)	172
Net gain on other real estate owned	(49)	—
Earnings on bank owned life insurance and annuities	(54)	(64)
Deferred income tax (benefit) expense	(9)	125
Stock-based compensation expense	35	29
Proceeds from mortgage loans sold to others	19	20
Mortgage banking income	(8)	(16)
Increase in accrued interest receivable and other assets	(817)	(1,561)
Decrease in accrued interest payable and other liabilities	(573)	(109)
Net cash provided by operating activities	811	527
Investing activities:
Purchases of:
Securities available for sale	(61,579)	(23,275)
Premises and equipment	(65)	(136)
Bank owned life insurance and annuities	(6)	(6)
Proceeds from:
Sales of securities available for sale	16,815	15,704
Maturities of and principal repayments on securities available for sale	23,799	22,339
Redemption of FHLB stock	49	406
Net decrease in interest bearing time deposits with banks	—	490
Net (increase) decrease in loans	(14,377)	10,698
Net cash (used in) provided by investing activities	(35,364)	26,220
Financing activities:
Net increase in deposits	46,593	9,991
Net decrease in short-term borrowings and securities sold under agreements to repurchase	(2,128)	(10,346)
Repayment of FRB advances	(27,955)	—
Cash dividends	(1,102)	(1,122)
Purchase of treasury stock	(483)	(186)
Net cash provided by (used in) financing activities	14,925	(1,663)
Net (decrease) increase in cash and cash equivalents	(19,628)	25,084
Cash and cash equivalents at beginning of year	41,621	12,740
Cash and cash equivalents at end of period	$21,993	$37,824

(Dollars in thousands)	Three Months Ended March 31,
	2021	2020
Supplemental information:
Interest paid	$967	$1,135
Income tax paid	75	—
Supplemental schedule of noncash investing and financing activities:
Transfer of loans to other real estate owned	$61	$—
Transfer of loans to repossessed vehicles	$1	$—

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results may differ from those estimates, and such differences could be material to the financial statements. Additionally, the ongoing effects of the COVID-19 pandemic may negatively impact significant estimates and the assumptions underlying those estimates. Estimates that are particularly susceptible to material change include the determination of the allowance for loan losses, and possible impairment of goodwill and other intangible assets.

In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three month period ended March 31, 2021 are not necessarily indicative of the results for the year ending December 31, 2021. For further information, refer to the consolidated financial statements and notes thereto included in Juniata Valley Financial Corp.’s Annual Report on Form 10-K (“Annual Report”) for the year ended December 31, 2020.

The Company has evaluated events and transactions occurring subsequent to the consolidated statement of financial condition date of March 31, 2021 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

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

3. ACCUMULATED OTHER COMPREHENSIVE INCOME

Components of accumulated other comprehensive income, net of tax, consisted of the following:

(Dollars in thousands)
March 31, 2021	Gains and (Losses) on Cash Flow Hedges	Unrealized Gains and (Losses) on Available for Sale Securities	Total
Beginning balance, December 31, 2020	$(45)	$3,563	$3,518
Current period other comprehensive income (loss):
Other comprehensive income (loss) before reclassification	562	(4,670)	(4,108)
Amounts reclassified from accumulated other comprehensive loss	3	(3)	—
Net current period other comprehensive income (loss)	565	(4,673)	(4,108)
Ending balance, March 31, 2021	$520	$(1,110)	$(590)

(Dollars in thousands)
December 31, 2020	Gains and (Losses) on Cash Flow Hedges	Unrealized Gains and (Losses) on Available for Sale Securities	Total
Beginning balance, December 31, 2019	$—	$516	$516
Current period other comprehensive income:
Other comprehensive income before reclassification	(38)	3,727	3,689
Amounts reclassified from accumulated other comprehensive income	(7)	(675)	(682)
Net current period other comprehensive income	(45)	3,052	3,007
Reclassification for ASU 2018-02	—	(5)	(5)
Ending balance, December 31, 2020	$(45)	$3,563	$3,518

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

The following table sets forth the computation of basic and diluted earnings per share:

(Amounts in thousands, except earnings per share data)	Three Months Ended March 31,
	2021	2020
Net income	$1,635	$1,038
Weighted-average common shares outstanding	5,017	5,103
Basic earnings per share	$0.33	$0.20
Weighted-average common shares outstanding	$5,017	$5,103
Common stock equivalents due to effect of stock options	9	8
Total weighted-average common shares and equivalents	5,026	5,111
Diluted earnings per share	$0.33	$0.20
Anti-dilutive stock options outstanding	8	5

5. SECURITIES

Equity Securities

Equity securities owned by the Company consist of common stock of various financial services providers. ASC Topic 321, Investments – Equity Securities requires all equity securities within its scope to be measured at fair value with changes in fair value recognized in net income. As of March 31, 2021, the Company had $1,183,000 in equity securities recorded at fair value, and $1,091,000 in equity securities were recorded at fair value at December 31, 2020. The Company recorded a net gain of $93,000 during the three months ended March 31, 2021 and a net loss of $172,000 during the three months ended March 31, 2020 because of the change in fair value of the Company’s equity securities during the applicable period.

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

The Company’s available for sale investment portfolio includes primarily bonds issued by U.S. Government sponsored enterprises (approximately 13% of the investment portfolio), mortgage-backed securities issued by Government-sponsored entities and backed by residential mortgages (approximately 79%), corporate debt securities (approximately 5%) and municipal bonds (approximately 3%) as of March 31, 2021. Most of the municipal bonds are general obligation bonds with maturities or pre-refunding dates within 5 years.

The amortized cost and fair value of securities available for sale as of March 31, 2021 and December 31, 2020, by contractual maturity, are shown in the tables below. Expected maturities may differ from contractual maturities because the securities may be called or prepaid with or without prepayment penalties.

(Dollars in thousands)	March 31, 2021
			Gross	Gross
	Amortized	Fair	Unrealized	Unrealized
Debt Securities Available for Sale	Cost	Value	Gains	Losses
Type and Maturity
Obligations of U.S. Government sponsored enterprises
After five years but within ten years	$39,054	$37,634	$—	$(1,420)
	39,054	37,634	—	(1,420)
Obligations of state and political subdivisions
Within one year	30	30	—	—
After one year but within five years	4,705	4,750	45	—
After five years but within ten years	3,294	3,395	139	(38)
	8,029	8,175	184	(38)
Corporate debt securities
After five years but within ten years	15,487	16,039	580	(28)
	15,487	16,039	580	(28)
Mortgage-backed securities	239,912	239,228	2,352	(3,036)
Total	$302,482	$301,076	$3,116	$(4,522)

(Dollars in thousands)	December 31, 2020
			Gross	Gross
	Amortized	Fair	Unrealized	Unrealized
Debt Securities Available for Sale	Cost	Value	Gains	Losses
Type and Maturity
Obligations of U.S. Government sponsored enterprises
After five years but within ten years	$22,994	$22,949	$7	$(52)
	22,994	22,949	7	(52)
Obligations of state and political subdivisions
Within one year	31	31	—	—
After one year but within five years	4,708	4,767	59	—
After five years but within ten years	3,289	3,484	195	—
	8,028	8,282	254	—
Corporate debt securities
Within one year	1,033	1,039	6	—
After five years but within ten years	10,058	10,484	485	(59)
	11,091	11,523	491	(59)
Mortgage-backed securities	239,793	243,661	3,999	(131)
Total	$281,906	$286,415	$4,751	$(242)

Certain obligations of the U.S. Government and state and political subdivisions are pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law. The carrying value of the pledged assets was $66,521,000 and $74,614,000 on March 31, 2021 and December 31, 2020, respectively.

In addition to cash received from the scheduled maturities of investment securities, some securities available for sale are sold or called at current market values during normal operations.

The following table summarizes proceeds received from sales or calls of available for sale investment securities transactions and the resulting realized gains and losses during the three months ended March 31, 2021 and 2020.

(Dollars in thousands)	Three Months Ended
	March 31,
	2021	2020
Gross proceeds from sales and calls of securities	$16,815	$15,704
Securities available for sale:
Gross realized gains from sold and called securities	$18	$41
Gross realized losses from sold and called securities	(14)	(30)
Net gains from sales and calls of securities	$4	$11

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

The following tables show gross unrealized losses and fair values of debt securities available for sale, aggregated by category and length of time the individual securities have been in a continuous unrealized loss position at March 31, 2021 and December 31, 2020:

	Unrealized Losses at March 31, 2021
	Less Than 12 Months			12 Months or More			Total
(Dollars in thousands)	Number			Number			Number
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Obligations of U.S. Government sponsored enterprises	7	$37,634	$(1,420)	—	$—	$—	7	$37,634	$(1,420)
Obligations of state and political subdivisions	4	1,191	(38)	—	—	—	4	1,191	(38)
Corporate debt securities	2	1,972	(28)	—	—	—	2	1,972	(28)
Mortgage-backed securities	27	143,709	(3,036)	—	—	—	27	143,709	(3,036)
Total temporarily impaired securities	40	$184,506	$(4,522)	—	$—	$—	40	$184,506	$(4,522)

	Unrealized Losses at December 31, 2020
	Less Than 12 Months			12 Months or More			Total
(Dollars in thousands)	Number			Number			Number
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Obligations of U.S. Government sponsored enterprises	3	$18,948	$(52)	—	$—	$—	3	$18,948	$(52)
Corporate debt securities	1	2,972	(59)	—	—	—	1	2,972	(59)
Mortgage-backed securities	7	43,583	(131)	—	—	—	7	43,583	(131)
Total temporarily impaired securities	11	$65,503	$(242)	—	$—	$—	11	$65,503	$(242)

At March 31, 2021, seven obligations of U.S. Government sponsored enterprises, four obligations of state and political subdivisions, two corporate debt securities, and twenty-seven mortgage-backed securities had unrealized losses. None of these securities have been in a continuous loss position for twelve months or more. The mortgage-backed securities in the Company’s portfolio are government sponsored enterprise (“GSE”) pass-through instruments issued by the Federal National Mortgage Association (“FNMA”) or Federal Home Loan Mortgage Corporation (“FHLMC”), which guarantees the timely payment of principal on these investments.

The unrealized losses noted in the tables above are considered temporary impairments. The decline in the values of the debt securities is due only to interest rate fluctuations, rather than erosion of issuer credit quality. As a result, the payment of contractual cash flows, including principal repayment, is not at risk. Because the Company does not intend to sell the securities, does not believe the Company will be required to sell the securities before recovery and expects to recover the entire amortized cost basis, no debt securities were deemed to be other-than-temporarily impaired for the periods ended March 31, 2021 and December 31, 2020, respectively.

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

Allowance for Loan Losses

The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments. The allowance for loan losses (“allowance”) represents management’s estimate of probable incurred losses in the loan portfolio as of the consolidated statement of financial condition date and is recorded as a reduction to loans. The reserve for unfunded lending commitments represents management’s estimate of probable incurred losses in its unfunded lending commitments and is recorded in other liabilities on the consolidated statement of financial condition, when necessary. The amount of the reserve for unfunded lending commitments is not material to the consolidated financial statements. The allowance for loan losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries and loan loss provision credits. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.

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

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) enacted on March 27, 2020 permits financial institutions to exclude loan modifications to borrowers affected by the COVID-19 pandemic from TDR treatment if (1) the borrower was not more than 30 days past due as of December 31, 2019, and (2) the loan modification is made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the coronavirus emergency declaration. This period has since been expanded to the earlier of January 1, 2022 or 60 days after the end of the coronavirus emergency declaration following the passing of the 2021 Consolidated Appropriations Act (“CAA”) on December 27, 2020. A loan modification accounted for in accordance with the CARES Act is not treated as a TDR for accounting or disclosure purposes.

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

Paycheck Protection Program Loans

The CARES Act established the Paycheck Protection Program (“PPP”) which is administered by the Small Business Administration (“SBA”). The PPP is intended to provide economic relief to small businesses nationwide adversely impacted under the COVID-19 Emergency Declaration issued on March 13, 2020. The PPP, which began on April 3, 2020, provides small businesses with funds to cover up to eight weeks of payroll costs, including benefits. It also provides for forgiveness of up to the full principal amount of qualifying loans.

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

The CAA provided several amendments to the PPP, including additional funding for first and second draws of PPP loans up to March 31, 2021. On March 30, 2021, the PPP Extension Act of 2021 was signed into law, extending the program to May 31, 2021.

The Company participates in the PPP and has funded 508 first round PPP loans totaling $32,064,000 in 2020 and, as of March 31, 2021, funded 261 second round PPP loans totaling $17,027,000. Juniata has been receiving forgiveness payments from the SBA on first round PPP loans. As of March 31, 2021, 592 PPP loans remained with a total balance of $36,377,000, net of remaining deferred fees of $1,094,000.

Loan Portfolio Classification

The following table presents the loan portfolio by class at March 31, 2021 and December 31, 2020.

(Dollars in thousands)
	March 31, 2021	December 31, 2020
Commercial, financial and agricultural	$80,884	$73,057
Real estate - commercial	150,992	122,698
Real estate - construction	40,587	61,051
Real estate - mortgage	138,308	141,438
Obligations of states and political subdivisions	19,916	18,550
Personal	6,320	5,867
Total	$437,007	$422,661

The following table summarizes the activity in the allowance for loan losses by loan class, for the three months ended March 31, 2021 and 2020.

(Dollars in thousands)				Obligations
	Commercial,			of states
	financial and	Real estate-	Real estate-	and political	Real estate-
	agricultural	commercial	construction	subdivisions	mortgage	Personal	Total
Three Months Ended
March 31, 2021
Balance, beginning of period	$302	$908	$1,586	$28	$1,200	$70	$4,094
Provision for loan losses	(6)	612	(668)	2	(33)	14	(79)
Charge-offs	—	—	—	—	—	(5)	(5)
Recoveries	—	—	28	—	16	2	46
Balance, end of period	$296	$1,520	$946	$30	$1,183	$81	$4,056
March 31, 2020
Balance, beginning of period	$321	$754	$718	$17	$1,081	$70	$2,961
Provision for loan losses	112	4	154	6	65	15	356
Charge-offs	—	—	—	—	—	(21)	(21)
Recoveries	—	—	32	—	1	4	37
Balance, end of period	$433	$758	$904	$23	$1,147	$68	$3,333

The following table summarizes loans by loan class, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of March 31, 2021 and December 31, 2020.

(Dollars in thousands)				Obligations
	Commercial,			of states
	financial and	Real estate-	Real estate-	and political	Real estate-
	agricultural	commercial	construction	subdivisions	mortgage	Personal	Total
March 31, 2021
Loans allocated by:
individually evaluated for impairment	$—	$3,491	$—	$—	$616	$—	$4,107
acquired with credit deterioration	—	330	—	—	604	—	934
collectively evaluated for impairment	80,884	147,171	40,587	19,916	137,088	6,320	431,966
	$80,884	$150,992	$40,587	$19,916	$138,308	$6,320	$437,007
Allowance for loan losses allocated by:
individually evaluated for impairment	$—	$—	$—	$—	$1	$—	$1
acquired with credit deterioration	—	—	—	—	—	—	—
collectively evaluated for impairment	296	1,520	946	30	1,182	81	4,055
	$296	$1,520	$946	$30	$1,183	$81	$4,056
December 31, 2020
Loans allocated by:
individually evaluated for impairment	$—	$3,483	$—	$—	$744	$—	$4,227
acquired with credit deterioration	—	339	—	—	623	—	962
collectively evaluated for impairment	73,057	118,876	61,051	18,550	140,071	5,867	417,472
	$73,057	$122,698	$61,051	$18,550	$141,438	$5,867	$422,661
Allowance for loan losses allocated by:
individually evaluated for impairment	$—	$—	$—	$—	$2	$—	$2
acquired with credit deterioration	—	—	—	—	—	—	—
collectively evaluated for impairment	302	908	1,586	28	1,198	70	4,092
	$302	$908	$1,586	$28	$1,200	$70	$4,094

The Company has certain loans in its portfolio that it considers impaired. It is the policy of the Company to recognize income on impaired loans that have been transferred to nonaccrual status on a cash basis, only to the extent that it exceeds anticipated principal balance recovery. Until an impaired loan is placed on nonaccrual status, income is recognized on the accrual basis. Collateral analysis is performed on each impaired loan at least quarterly, and results are used to determine if a specific reserve is necessary to adjust the carrying value of each individual loan down to the estimated fair value. Generally, specific reserves are carried against impaired loans based upon estimated collateral value until a confirming loss event occurs or until termination of the credit is scheduled through liquidation of the collateral or foreclosure. Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process at March 31, 2021 and December 31, 2020 totaled $92,000 and $152,000, respectively. Charge-offs will occur when a confirmed loss is identified. Professional appraisals of collateral, discounted for expected selling costs, appraisal age, economic conditions and other known factors, are used to determine the charge-off amount.

The following table summarizes information regarding impaired loans by portfolio class as of March 31, 2021 and December 31, 2020.

(Dollars in thousands)	As of March 31, 2021			As of December 31, 2020
	Recorded	Unpaid Principal	Related	Recorded	Unpaid Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
Impaired loans
With no related allowance recorded:
Real estate - commercial	$3,491	$3,587	$—	$3,483	$3,580	$—
Acquired with credit deterioration	330	381	—	339	386	—
Real estate – construction	—	882	—	—	894	—
Real estate - mortgage	540	1,274	—	666	1,396	—
Acquired with credit deterioration	604	792	—	623	801	—
With an allowance recorded:
Real estate - mortgage	$76	$75	$1	$78	$77	$2
Total:
Real estate - commercial	$3,491	$3,587	$—	$3,483	$3,580	$—
Acquired with credit deterioration	330	381	—	339	386	—
Real estate - construction	—	882	—	—	894	—
Real estate – mortgage	616	1,349	1	744	1,473	2
Acquired with credit deterioration	604	792	—	623	801	—
	$5,041	$6,991	$1	$5,189	$7,134	$2

Average recorded investment of impaired loans and related interest income recognized for the three months ended March 31, 2021 and 2020 are summarized in the tables below.

(Dollars in thousands)	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
	Average	Interest	Cash Basis	Average	Interest	Cash Basis
	Recorded	Income	Interest	Recorded	Income	Interest
	Investment	Recognized	Income	Investment	Recognized	Income
Impaired Loans
With no related allowance recorded:
Real estate - commercial	$2,434	$13	$—	$2,080	$5	$12
Acquired with credit deterioration	333	—	—	361	—	—
Real estate - mortgage	603	3	10	1,139	4	11
Acquired with credit deterioration	612	—	—	693	—	—
Personal	—	—	—	9	—	—
With an allowance recorded:
Commercial, financial and agricultural	$	$—	$—	$187	$—	$—
Real estate - mortgage	77	—	—	126	—	—
Total:
Commercial, financial and agricultural	$—	$—	$—	$187	$—	$—
Real estate - commercial	2,434	13	—	2,080	5	12
Acquired with credit deterioration	333	—	—	361	—	—
Real estate - mortgage	680	3	10	1,265	4	11
Acquired with credit deterioration	612	—	—	693	—	—
Personal	—	—	—	9	—	—
	$4,059	$16	$10	$4,595	$9	$23

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

The following table presents nonaccrual loans by classes of the loan portfolio as of March 31, 2021 and December 31, 2020.

(Dollars in thousands)
	March 31, 2021	December 31, 2020
Non-accrual loans:
Real estate - commercial	$39	$41
Real estate - mortgage	296	381
Total	$335	$422

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. Past due status is determined by the contractual terms of the loan. The following tables present the classes of the loan portfolio summarized by the past due status as of March 31, 2021 and December 31, 2020.

							Loans
							Past Due
							Greater
(Dollars in thousands)				Greater			than 89
		30‑59 Days	60‑89 Days	than 89	Total Past		Days and
	Current	Past Due(2)	Past Due	Days	Due	Total Loans	Accruing(1)
As of March 31, 2021
Commercial, financial and agricultural	$80,880	$4	$—	$—	$4	$80,884	$—
Real estate - commercial	150,495	128	—	39	167	150,662	—
Real estate - construction	40,587	—	—	—	—	40,587	—
Real estate - mortgage	137,347	263	63	31	357	137,704	—
Obligations of states and political subdivisions	19,916	—	—	—	—	19,916	—
Personal	6,308	12	—	—	12	6,320	—
Subtotal	435,533	407	63	70	540	436,073	—
Loans acquired with credit deterioration
Real estate - commercial	285	45	—	—	45	330	—
Real estate - mortgage	512	—	—	92	92	604	92
Subtotal	797	45	—	92	137	934	92
	$436,330	$452	$63	$162	$677	$437,007	$92

							Loans
							Past Due
							Greater
(Dollars in thousands)				Greater			than 89
		30‑59 Days	60‑89 Days	than 89	Total Past		Days and
	Current	Past Due(2)	Past Due	Days	Due	Total Loans	Accruing(1)
As of December 31, 2020
Commercial, financial and agricultural	$73,028	$7	$—	$22	$29	$73,057	$22
Real estate - commercial	122,318	—	—	41	41	122,359	—
Real estate - construction	61,051	—	—	—	—	61,051	—
Real estate - mortgage	139,842	351	453	169	973	140,815	—
Obligations of states and political subdivisions	18,550	—	—	—	—	18,550	—
Personal	5,853	—	14	—	14	5,867	—
Subtotal	420,642	358	467	232	1,057	421,699	22
Loans acquired with credit deterioration
Real estate - commercial	293	—	46	—	46	339	—
Real estate - mortgage	481	50	—	92	142	623	92
Subtotal	774	50	46	92	188	962	92
	$421,416	$408	$513	$324	$1,245	$422,661	$114
(1)	These loans are guaranteed, or well-secured, and there is an effective means of collection in process.
(2)	Loans are considered past due when the borrower is in arrears on two or more monthly payments.

Troubled Debt Restructurings

As of March 31, 2021 and December 31, 2020, the Company had a recorded investment in troubled debt restructurings of $3,768,000 and $3,802,000, respectively.

(Dollars in thousands)		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding
	Contracts	Recorded Investment	Recorded Investment	Recorded Investment
As of March 31, 2021
Accruing troubled debt restructurings:
Real estate - commercial	2	$3,461	$3,484	$3,449
Real estate - mortgage	6	434	450	319
	8	$3,895	$3,934	$3,768

(Dollars in thousands)		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding
	Contracts	Recorded Investment	Recorded Investment	Recorded Investment
As of December 31, 2020
Accruing troubled debt restructurings:
Real estate - commercial	3	$3,349	$3,487	$3,440
Real estate - mortgage	7	483	511	362
	10	$3,832	$3,998	$3,802

The Company’s troubled debt restructurings are also impaired loans, which may result in a specific allocation and subsequent charge-off if appropriate. As of March 31, 2021, there were no specific reserves carried for troubled debt restructured loans. There were no troubled debt restructured loans in default within 12 months of restructure during the three months ended March 31, 2021 or 2020. On December 31, 2020, there were no specific reserves carried for the troubled debt restructurings, nor any charge-offs related to the troubled debt restructured loans. The amended terms of the restructured loans vary, and may include interest rates that have been reduced, principal payments that have been reduced or deferred for a period of time and/or maturity dates that have been extended.

There were no loan terms modified resulting in troubled debt restructuring during the three months ended March 31, 2021 nor the three months ended March 31, 2020.

The CARES Act permits financial institutions to exclude loan modifications to borrowers affected by the COVID-19 pandemic from TDR treatment if (1) the borrower was not more than 30 days past due as of December 31, 2019, and (2) the loan modification is made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the coronavirus emergency declaration. This period has since been expanded to the earlier of January 1, 2022 or 60 days after the end of the coronavirus emergency declaration following the passing of the CAA on December 27, 2020. A loan modification accounted for in accordance with the CARES Act is not treated as a TDR for accounting or disclosure purposes.

In response to the COVID-19 pandemic, the Company established a COVID-19 Modification Program on March 20, 2020 to offer payment relief to certain borrowers. Through this program, the Company has approved interest and/or principal payment deferrals on loans for individuals and businesses affected by the economic impacts of the COVID-19 pandemic. As of March 31, 2021, one loan for $4,964,000 remained in deferment status while all other loans previously placed in deferment resumed contractual debt service.

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

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of March 31, 2021 and December 31, 2020.

(Dollars in thousands)		Special
As of March 31, 2021	Pass	Mention	Substandard	Doubtful	Total
Commercial, financial and agricultural	$79,357	$596	$931	$—	$80,884
Real estate - commercial	103,747	40,008	7,198	39	150,992
Real estate - construction	36,813	3,634	140	—	40,587
Real estate - mortgage	136,810	278	1,181	39	138,308
Obligations of states and political subdivisions	19,916	—	—	—	19,916
Personal	6,320	—	—	—	6,320
Total	$382,963	$44,516	$9,450	$78	$437,007

(Dollars in thousands)		Special
As of December 31, 2020	Pass	Mention	Substandard	Doubtful	Total
Commercial, financial and agricultural	$71,983	$495	$579	$—	$73,057
Real estate - commercial	99,828	15,198	7,631	41	122,698
Real estate - construction	36,332	24,644	75	—	61,051
Real estate - mortgage	139,787	289	1,317	45	141,438
Obligations of states and political subdivisions	18,550	—	—	—	18,550
Personal	5,867	—	—	—	5,867
Total	$372,347	$40,626	$9,602	$86	$422,661

The decline in special mention real estate – construction loans and the increase in special mention real estate – commercial loans as of March 31, 2021 compared to December 31, 2020 was largely due to two relationships transitioning from a construction phase to permanent loan status.

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

Total goodwill at March 31, 2021 and December 31, 2020 was $9,047,000. Goodwill is not amortized but is tested annually for impairment, or more frequently if certain events occur which might indicate goodwill has been impaired. There was no goodwill impairment during the three months ended March 31, 2021 or March 31, 2020.

Intangible Assets

On November 30, 2015, a core deposit intangible in the amount of $303,000 associated with the FNBPA Bancorp, Inc. acquisition was recorded and is being amortized over a ten-year period using a sum of the year’s digits basis. Amortization expense recognized for the intangibles related to the FNBPA acquisition in the three months ended March 31, 2021 was $7,000.

On April 30, 2018, a core deposit intangible in the amount of $289,000 associated with the Liverpool Community Bank acquisition was recorded and is being amortized over a ten-year period using a sum of the year’s digit basis. Amortization expense recognized for the intangible related to the Liverpool Community Bank acquisition in the three months ended March 31, 2021 was $9,000.

The following table shows the amortization schedule for each of the intangible assets recorded.

(Dollars in thousands)	FNBPA	LCB
	Acquisition	Acquisition
	Core	Core
	Deposit	Deposit
	Intangible	Intangible
Beginning Balance at Acquisition Date	$303	$289
Amortization expense recorded prior to January 1, 2020	190	84
Amortization expense recorded in the twelve months
ended December 31, 2020	33	44
Unamortized balance as of December 31, 2020	80	161
Amortization expense recorded in the
three months ended March 31, 2021	7	9
Unamortized balance as of March 31, 2021	$73	$152

Scheduled remaining amortization expense for years ended:
December 31, 2021	$20	$30
December 31, 2022	22	33
December 31, 2023	16	28
December 31, 2024	10	23
December 31, 2025	5	17
December 31, 2026	—	12
After December 31, 2026	—	9

8. BORROWINGS

Borrowings consisted of the following as of March 31, 2021 and December 31, 2020.

(Dollars in thousands)	March 31,	December 31,
	2021	2020
Securities sold under agreements to repurchase	$2,622	$4,750
Short-term debt with FHLB	20,000	20,000
Federal Reserve Bank advances	—	27,955
Long-term debt with FHLB	35,000	35,000
	$57,622	$87,705

Long-term debt is comprised only of FHLB advances with an original maturity of one year or more. The following table summarizes the scheduled maturities of long-term debt as of March 31, 2021.

(Dollars in thousands)	Scheduled	Weighted Average
Year	Maturities	Interest Rate
2022	$—	—%
2023	—	—
2024	20,000	2.42
2025	15,000	2.41
2026	—	—
Thereafter	—	—
	$35,000	2.42%

9. STOCK COMPENSATION PLAN

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

The maximum number of shares of common stock that may be issued under the Plan is 300,000 shares, and 152,251 shares were available for grant as of March 31, 2021. Shares of common stock issued under the Plan may be treasury shares or authorized but unissued shares. Forfeited awards are returned to the pool of shares available for grant for future awards.

In the first quarter of 2021, 8,839 restricted shares were awarded to certain officers and all directors. Each of the awards vest after three-years, with no interim vesting. As of March 31, 2021, there was $289,000 of unrecognized compensation cost related to all non-vested restricted stock awards. This cost is expected to be recognized through February 2024.

Compensation expense for stock options granted and restricted stock awarded is measured using the fair value of the award on the grant date and is recognized over the vesting period. The Company recognized $35,000 and $29,000 of expense for the three months ended March 31, 2021 and 2020, respectively, for stock-based compensation.

The following table presents a summary of the status of the Company’s non-vested restricted stock awards as of March 31, 2021, and changes during the period then ended is presented below:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested at January 1, 2021	20,175	$19.62
Vested	(4,460)	19.80
Forfeited	—	—
Granted	8,839	16.55
Non-vested at March 31, 2021	24,554	$18.48

No stock options were awarded in the first quarter of 2021. Previously granted stock options vest over three to five years and are exercisable at the grant price, which is at least the fair market value of the stock on the grant date. The Plan provides that the option price per share is not to be less than the fair market value of the stock on the day the option was granted, but in no event less than the par value of such stock. Options granted under the Plan are exercisable no earlier than one year after the date of grant and expire ten years after the date of the grant. All options previously granted under the Plans are scheduled to expire by February 17, 2025.

Total options outstanding as of March 31, 2021 have exercise prices between $17.65 and $18.00, with a weighted average exercise price of $17.78 and a weighted average remaining contractual life of 2.53 years.

As of March 31, 2021, there was no unrecognized compensation cost related to options granted under the Plan and no options were exercised under the Plans during the period.

A summary of the status of the outstanding stock options as of March 31, 2021, and changes during the period then ended is presented below:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at beginning of year	81,547	$17.78
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at end of year	81,547	$17.78

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

Debt Securities Available for Sale – For debt securities available for sale where quoted prices are not available, fair values are calculated based on market prices of similar securities and are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurement from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the debt securities’ terms and conditions, among other things. For debt securities available for sale where quoted prices or market prices of similar securities are not available, fair values are calculated using other market indicators and are reported at fair value utilizing Level 3 inputs.

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

The following tables summarize financial assets and financial liabilities measured at fair value as of March 31, 2021 and December 31, 2020 segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	(Level 1)	(Level 2)	(Level 3)
	Quoted Prices in	Significant	Significant
(Dollars in thousands)	Active Markets	Other	Other
	for Identical	Observable	Unobservable
March 31, 2021	Assets	Inputs	Inputs	Total
Assets measured at fair value on a recurring basis:
Debt securities available for sale:
Obligations of U.S. Government agencies and corporations	$—	$37,634	$—	$37,634
Obligations of state and political subdivisions	—	8,175	—	8,175
Corporate debt securities	—	14,039	2,000	16,039
Mortgage-backed securities	—	239,228	—	239,228
Total debt securities available for sale	$—	$299,076	$2,000	$301,076
Equity securities	$1,183	$—	$—	$1,183
Mortgage servicing rights	$—	$—	$147	$147
Interest rate swaps	$—	$659	$—	$659

Assets measured at fair value on a non-recurring basis:
Impaired loans	$—	$—	$78	$78

	(Level 1)	(Level 2)	(Level 3)
	Quoted Prices in	Significant	Significant
(Dollars in thousands)	Active Markets	Other	Other
	for Identical	Observable	Unobservable
December 31, 2020	Assets	Inputs	Inputs	Total
Assets measured at fair value on a recurring basis:
Debt securities available for sale:
Obligations of U.S. Government agencies and corporations	$—	$22,949	$—	$22,949
Obligations of state and political subdivisions	—	8,282	—	8,282
Corporate debt securities	—	9,523	2,000	11,523
Mortgage-backed securities	—	243,661	—	243,661
Total debt securities available for sale	$—	$284,415	$2,000	$286,415
Equity securities	$1,091	$—	$—	$1,091
Mortgage servicing rights	$—	$—	$158	$158
Liabilities measured at fair value on a recurring basis:
Interest rate swaps	$—	$57	$—	$57

Assets measured at fair value on a non-recurring basis:
Impaired loans	$—	$—	$84	$84

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

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

	Financial Instruments
(Dollars in thousands)	March 31, 2021		December 31, 2020
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and due from banks	$11,533	$11,533	$11,868	$11,868
Interest bearing deposits with banks	460	460	19,753	19,753
Federal funds sold	10,000	10,000	—	—
Interest bearing time deposits with banks	735	735	735	735
Securities	302,259	302,259	287,506	287,506
Restricted investment in bank stock	3,374	N/A	3,423	N/A
Loans, net of allowance for loan losses	432,951	434,033	418,567	424,791
Interest rate swaps	659	659	—	—
Accrued interest receivable	2,233	2,233	2,105	2,105

Financial liabilities:
Non-interest bearing deposits	$183,437	$183,437	$168,115	$168,115
Interest bearing deposits	486,023	489,985	454,751	459,224
Securities sold under agreements to repurchase	2,622	N/A	475	N/A
Short-term borrowings	20,000	20,002	20,000	20,002
FRB advances	—	—	27,955	27,955
Long-term debt	35,000	36,745	35,000	37,365
Interest rate swaps	—	—	57	57
Other interest bearing liabilities	1,557	1,557	1,584	1,585
Accrued interest payable	364	364	448	448

Off-balance sheet financial instruments:
Commitments to extend credit	$—	$—	$—	$—
Letters of credit	—	—	—	—

The following tables present the carrying amount, fair value and placement in the fair value hierarchy of the Company’s financial instruments not previously disclosed as of March 31, 2021 and December 31, 2020. The tables exclude financial instruments for which the carrying amount approximates fair value.

			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices in	Significant	Significant
(Dollars in thousands)			Active Markets	Other	Other
	Carrying		for Identical	Observable	Unobservable
	Amount	Fair Value	Assets or Liabilities	Inputs	Inputs
March 31, 2021
Financial instruments - Assets
Interest bearing time deposits with banks	$735	$735	$—	$735	$—
Loans, net of allowance for loan losses	432,951	434,033	—	—	434,033
Financial instruments - Liabilities
Interest bearing deposits	$486,023	$489,985	$—	$489,985	$—
Long-term debt	35,000	36,745	—	36,745	—
Other interest bearing liabilities	1,557	1,557	—	1,557	—

			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices in	Significant	Significant
(Dollars in thousands)			Active Markets	Other	Other
	Carrying		for Identical	Observable	Unobservable
	Amount	Fair Value	Assets or Liabilities	Inputs	Inputs
December 31, 2020
Financial instruments - Assets
Interest bearing time deposits with banks	$735	$735	$—	$735	$—
Loans, net of allowance for loan losses	418,567	424,791	—	—	424,791
Financial instruments - Liabilities
Interest bearing deposits	$454,751	$459,224	$—	$459,224	$—
Long-term debt	35,000	37,365	—	37,365	—
Other interest bearing liabilities	1,584	1,585	—	1,585	—

11. COMMITMENTS, CONTINGENT LIABILITIES AND GUARANTEES

In the ordinary course of business, the Company makes commitments to extend credit to its customers through letters of credit, loan commitments and lines of credit. At March 31, 2021, the Company had $92,688,000 outstanding in loan commitments and other unused lines of credit extended to its customers as compared to $95,089,000 at December 31, 2020.

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its letters of credit. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third-party. Generally, financial and performance letters of credit have expiration dates within one year of issuance, while commercial letters of credit have longer term commitments. The credit risk involved in issuing letters of credit is essentially the same as the risks that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. The Company had outstanding $3,991,000 and $2,371,000 of financial and performance letters of credit commitments as of March 31, 2021 and $1,541,000 and $2,365,000 of financial and performance letters of credit commitments as of December 31, 2020. Commercial letters of credit as of March 31, 2021 and December 31, 2020 totaled $7,475,000 and $6,975,000, respectively. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The amount of the liability as of March 31, 2021 for payments under letters of credit issued was not material. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk.

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

Trust Fees – include asset management and estate fees. Asset management fees are generally based on a fee schedule, based upon the market value of the assets under management, and recognized monthly when the service obligation is completed. Asset management fees recognized during the three month periods ended March 31, 2021 and March 31, 2020 totaled $92,000 and $85,000, respectively. Fees for estate management services are based on a specified fee schedule and generally recognized as the following performance obligations are fulfilled: (i) 25% of total estate fee recognized when all estate assets are collected and debts paid, (ii) 50% of the total fee is recognized when the inheritance tax return is filed, and (iii) remaining 25% is recognized when the first and final account is confirmed, settling the estate. Estate fees recognized during the three month periods ended March 31, 2021 and March 31, 2020 totaled $20,000 and $28,000, respectively.

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

Interest rate swaps with a notional amount totaling $40,000,000 as of March 31, 2021 and December 31, 2020, were designated as cash flow hedges on certain FHLB advances. The interest rate swaps were determined to be fully effective during the periods presented, and as such, no amount of ineffectiveness have been included in net income. The aggregate fair value of the swaps is recorded in either other assets or other liabilities on the Consolidated Statements of Condition with changes in fair value recorded in other comprehensive income. The Company expects the hedges to remain fully effective during the remaining terms of the swaps.

The Company presents derivative positions gross on the balance sheet. The following table reflects the derivatives recorded on the Consolidated Statements of Condition as of March 31, 2021 and December 31, 2020.

(Dollars in thousands)	March 31, 2021		December 31, 2020
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
Included in other assets:
Derivatives designated as hedges:
Interest rate swap - pay fixed / receive floating on 3-month FHLB advance	$20,000	$(66)	$—	$—
Interest rate swaps - forward-starting on long-term FHLB advances	20,000	725	—	—
Total included in other assets		$659		$—

Included in other liabilities:
Derivatives designated as hedges:
Interest rate swap - pay fixed / receive floating on 3-month FHLB advance	$—	$—	$20,000	$(123)
Interest rate swaps - forward-starting on long-term FHLB advances	—	—	20,000	66
Total included in other liabilities		$—		$(57)

The effect of cash flow hedge accounting on accumulated other comprehensive income for the period ended March 31, 2021 is as follows:

(Dollars in thousands)	March 31, 2021
	Amount of Gain	Location of (Gain)	Amount of (Gain)
	(Loss) Recognized in	Loss Reclassified	Loss Reclassified
	OCI on Derivatives	from OCI into Income	from OCI into Income
Interest rate contracts	$712	Interest expense on short-term borrowings and repurchase agreements	$4

The effect of cash flow hedge accounting on the Consolidated Statements of Income for the three months ended March 31, 2021 was as follows:

Location and Amount of Gain or Loss Recognized in Income on Fair Value and Cash Flow Hedging Relationships

	Three Months Ended
(Dollars in thousands)	March 31, 2021
	Interest	Other
	Income	Income
	(Expense)	(Expense)
Effects of cash flow hedging:
Gain on cash flow hedging relationships:
Amount reclassified from AOCI into income	$(4)	$—
Total	(4)	—

14. SUBSEQUENT EVENTS

On April 20, 2021, the Board of Directors declared a cash dividend of $0.22 per share to shareholders of record on May 17, 2021, payable on June 1, 2021.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements:

The information contained in this Quarterly Report on Form 10-Q contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder) including statements that are not historical facts or that address trends or management’s intentions, plans, beliefs, expectations or opinions. Any forward-looking statement made by us in this document is based only on information currently available to us and speaks only as of the date when made. Juniata undertakes no obligation to publicly update or revise forward looking information, whether as a result of new or updated information, future events, or otherwise. Forward-looking statements are not historical facts or guarantees of future performance, events or results and are subject to potential risks and uncertainties, many of which are outside of our control that could cause actual results to differ materially from this forward-looking information. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, without limitation:

●	the impact of adverse changes in the economy and real estate markets, including protracted periods of low-growth and sluggish loan demand;
●	the effect of market interest rates and uncertainties, and relative balances of rate-sensitive assets to rate-sensitive liabilities, on net interest margin and net interest income;
●	the effect of competition on rates of deposit and loan growth and net interest margin;
●	increases in non-performing assets, which may result in increases in the allowance for credit losses, loan charge-offs and elevated collection and carrying costs related to such non-performing assets;
●	other income growth, including the impact of regulatory changes which have reduced debit card interchange revenue;
●	investment securities gains and losses, including other than temporary declines in the value of securities which may result in charges to earnings;
●	the effects of changes in the applicable federal income tax rate;
●	the level of other expenses, including salaries and employee benefit expenses;
●	the impact of increased regulatory scrutiny of the banking industry;
●	the impact of governmental monetary and fiscal policies, as well as legislative and regulatory changes;
●	the results of regulatory examination and supervision processes;
●	the failure of assumptions underlying the establishment of reserves for loan and lease losses, and estimations of collateral values and various financial assets and liabilities;
●	the increasing time and expense associated with regulatory compliance and risk management;
●	the ability to implement business strategies, including business acquisition activities and organic branch, product, and service expansion strategies;
●	capital and liquidity strategies, including the impact of the capital and liquidity requirements modified by the Basel III standards;
●	the effects of changes in accounting policies, standards, and interpretations on the presentation in the Company’s consolidated balance sheets and consolidated statements of income;
●	the Company’s failure to identify and to address cyber-security risks;
●	the Company’s ability to keep pace with technological changes;
●	the Company’s ability to attract and retain talented personnel;
●	the Company’s reliance on its subsidiary for substantially all of its revenues and its ability to pay dividends;
●	acts of war or terrorism;
●	disruptions due to flooding, severe weather, or other natural disasters;
●	failure of third-party service providers to perform their contractual obligations; and
●	the scope and duration of the COVID-19 pandemic, actions taken by governmental authorities in response to the pandemic and the direct and indirect impacts of the pandemic on the Company, its customers and third parties.

For a more complete discussion of certain risks, uncertainties and other factors affecting the Company, refer to the Company’s Risk Factors, contained in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, a copy of which may be obtained from the Company upon request and without charge (except for the exhibits thereto), and Item 1A of Part II of this Quarterly Report on Form 10-Q.

COVID-19 Update:

On March 27, 2020, the CARES Act was signed into law, providing relief from certain requirements under U.S. GAAP. The CARES Act permits the suspension of ASC 310-40 for loan modifications that are made by financial institutions in response to the COVID-19 pandemic if (1) the borrower was not more than 30 days past due as of December 31, 2019, and (2) the loan modification is made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the coronavirus emergency declaration. This period has since been expanded to the earlier of January 1, 2022 or 60 days after the end of the coronavirus emergency declaration following the passing of the CAA on December 27, 2020. A loan modification accounted for in accordance with the CARES Act is not treated as a TDR for accounting or disclosure purposes.

In response to the COVID-19 pandemic, the Company established a COVID-19 Modification Program on March 20, 2020 to offer payment relief to certain borrowers. Through this program, the Company has approved interest and/or principal payment deferrals on loans for individuals and businesses affected by the economic impacts of the COVID-19 pandemic. As of March 31, 2021, one loan for $4,964,000 remained in deferment status while all other loans previously placed in deferment resumed contractual debt service.

As part of the CARES Act and in recognition of the challenging circumstances faced by small businesses, Congress created the Paycheck Protection Program (“PPP”), in which the Company is a participant. PPP covered loans are fully guaranteed as to principal and accrued interest by the SBA, and therefore, require a zero percent risk weight for risk-based capital requirements. The SBA reimburses PPP lenders for any amount of a PPP covered loan that is forgiven. PPP lenders are not held liable for any representations made by PPP borrowers in connection with a borrower's request for PPP covered loan forgiveness.

The CAA also provided several amendments to the PPP, including additional funding for first and second draws of PPP loans up to March 31, 2021. On March 30, 2021, the PPP Extension Act of 2021 was signed into law, extending the program to May 31, 2021.

The Company participates in the PPP and has funded 508 first round PPP loans totaling $32,064,000 in 2020, and as of March 31, 2021, funded 261 second round PPP loans totaling $17,027,000. Juniata has been receiving forgiveness payments from the SBA on first round PPP loans. As of March 31, 2021, 592 PPP loans remained with a total balance of $36,377,000, net of remaining deferred fees of $1,094,000.

On April 7, 2020, the Federal Reserve Banks extended credit under the Paycheck Protection Program Liquidity Facility (“PPPLF”) to provide liquidity to small business lenders and the broader credit markets, and to help stabilize the financial system. Only PPP covered loans guaranteed by the SBA under the Paycheck Protection Program with respect to both principal and interest, and that are originated by an eligible institution, may be pledged as collateral to the Federal Reserve Banks. The Company participated in the PPPLF and as of March 31, 2021, had repaid all remaining Federal Reserve Bank advances.

Critical Accounting Policies:

Disclosure of the Company’s significant accounting policies is included in the Company’s critical accounting policies in its Annual Report on Form 10-K for the year ended December 31, 2020. Some of these policies require significant judgments, estimates, and assumptions to be made by management, most particularly in connection with determining the provision for loan losses and the appropriate level of the allowance for loan losses.

General:

The following discussion relates to the consolidated financial condition of the Company as of March 31, 2021, compared to December 31, 2020, and the consolidated results of operations for the three months ended March 31, 2021, compared to the same period in 2020. This discussion should be read in conjunction with the interim consolidated financial statements and related notes included herein.

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

Financial Condition:

Total assets as of March 31, 2021, were $805,633,000, an increase of $11,915,000, or 1.5%, compared to December 31, 2020. Comparing asset balances on March 31, 2021 and December 31, 2020, total cash and cash equivalents decreased by $19,628,000, as excess cash was used to repay the remaining $27,955,000 in FRB advances in the first quarter of 2021. Over the same period, debt securities available for sale and loans increased by $14,661,000 and $14,346,000, respectively. As of March 31, 2021, total deposits increased by $46,594,000, or 7.5%, compared to December 31, 2020, with growth in both non-interest and interest bearing deposits, primarily due to government stimulus payments and PPP loan balances on deposit.

The table below shows changes in deposit volumes by type of deposit between December 31, 2020 and March 31, 2021.

(Dollars in thousands)	March 31,	December 31,	Change
	2021	2020	$	%
Deposits:
Demand, non-interest bearing	$183,437	$168,115	$15,322	9.1%
Interest bearing demand and money market	196,196	176,469	19,727	11.2
Savings	137,601	123,572	14,029	11.4
Time deposits, $250,000 and more	13,688	13,475	213	1.6
Other time deposits	138,538	141,235	(2,697)	(1.9)
Total deposits	$669,460	$622,866	$46,594	7.5%

As shown in the table below, total loans increased $14,346,000, or 3.4%, between December 31, 2020 and March 31, 2021. PPP loans, which are included in the commercial, financial and agricultural class, accounted for approximately half of the growth, with the rest primarily in the real estate – commercial class. Also contributing to the increase in the real estate – commercial class was the transition of two large relationships from the real estate – construction loan class as of December 31, 2020 to permanent loan status in the real estate – commercial loan class as of March 31, 2021.

(Dollars in thousands)	March 31,	December 31,	Change
	2021	2020	$	%
Loans:
Commercial, financial and agricultural	$80,884	$73,057	$7,827	10.7%
Real estate - commercial	150,992	122,698	28,294	23.1
Real estate - construction	40,587	61,051	(20,464)	(33.5)
Real estate - mortgage	138,308	141,438	(3,130)	(2.2)
Obligations of states and political subdivisions	19,916	18,550	1,366	7.4
Personal	6,320	5,867	453	7.7
Total loans	$437,007	$422,661	$14,346	3.4%

A summary of the activity in the allowance for loan losses for each of the three month periods ended March 31, 2021 and 2020 is presented below.

(Dollars in thousands)	Three months ended March 31,
	2021	2020
Balance of allowance - January 1	$4,094	$2,961
Loans charged off	(5)	(21)
Recoveries of loans previously charged off	46	37
Net recoveries	41	16
Provision for loan losses	(79)	356
Balance of allowance - end of period	$4,056	$3,333

Ratio of net recoveries during period to average loans outstanding	(0.01)%	0.00%

Juniata continued to experience favorable asset quality trends and net recoveries during the first quarter of 2021. One loan, in the amount of $4,964,000, placed on payment deferral in accordance with the CARES Act remained in deferment as of March 31, 2021, while all other loans previously placed in deferment resumed contractual debt service. Juniata applied elevated qualitative risk factors to all loan segments in the loan portfolio in its allowance for loan loss analysis in the first quarter of 2021 due to the remaining uncertainty as to the strength of the economy once it fully reopens and the ability of borrowers no longer on payment deferral to continue making payments; however, due to the positive trends noted above and sustained performance of the loan portfolio, the analysis resulted in a provision credit of $79,000 in the first quarter of 2021 compared to a provision expense of $356,000 recorded in the first quarter of 2020.

As of March 31, 2021, 23 loans (exclusive of loans acquired with existing credit deterioration) with aggregate outstanding balances of $4,107,000 were individually evaluated for impairment. A collateral analysis was performed on each of these loans in order to establish a portion of the reserve needed to carry the impaired loans at no higher than fair value. As a result of this analysis, two loans, totaling $76,000, were determined to have insufficient collateral at March 31, 2021 requiring the establishment of specific reserves totaling $1,000.

As of March 31, 2021, there were $44,516,000 loans classified as special mention compared to $40,626,000 at December 31, 2020, $9,450,000 in substandard loans at March 31, 2021 compared to $9,602,000 at December 31, 2020, and $78,000 in doubtful loans at March 31, 2021 compared to $86,000 at December 31, 2020.

Management believes that the reserves carried are adequate to cover probable incurred losses related to these relationships as of March 31, 2021. There are uncertainties about the lasting effects of the COVID-19 impact on the economy. Such effects could have a material impact on future results of operations if businesses are not able to remain solvent and unemployment remains high. We believe we have sufficient liquidity, capital and loss allowance reserves to withstand losses that may occur but continue to closely monitor the financial strength of borrowers whose ability to comply with repayment terms may become permanently impaired.

The following is a summary of the Bank’s non-performing loans, exclusive of loans acquired with credit deterioration, on March 31, 2021 compared to December 31, 2020.

(Dollar amounts in thousands)	March 31, 2021	December 31, 2020
Non-performing loans
Non-accrual loans	$335	$422
Accruing loans past due 90 days or more	—	22
Total	$335	$444

Loans outstanding	$437,007	$422,661

Ratio of non-performing loans to loans outstanding	0.08%	0.11%

Total non-performing loans as of March 31, 2021 decreased $109,000 over total non-performing loans as of December 31, 2020. The change was primarily due to foreclosure upon a non-accrual loan during the first quarter of 2021, which reduced non-performing loans by $61,000.

Stockholders’ equity decreased from December 31, 2020 to March 31, 2021 by $4,023,000, or 5.3%, mainly due to unrealized losses resulting from the change in market value of debt securities available for sale.

Subsequent to March 31, 2021, the following event took place:

On April 20, 2021, the Board of Directors declared a cash dividend of $0.22 per share to shareholders of record on May 17, 2021, payable on June 1, 2021.

Comparison of the Three Months Ended March 31, 2021 and 2020

Operations Overview:

Net income for the first quarter of 2021 was $1,635,000, an increase of $597,000 when compared to the first quarter of 2020. Basic and diluted earnings per share were $0.33 in the first quarter of 2021 compared to basic and diluted earnings per share of $0.20 in the first quarter of 2020.

Annualized return on average equity for the three months ended March 31, 2021 was 8.68%, compared to the return on average equity of 5.54% for the same period in 2020. For the three months ended March 31, annualized return on average assets was 0.82% in 2021, compared to 0.62% in 2020.

Presented below are selected key ratios for the two periods:

	Three Months Ended
	March 31,
	2021	2020
Return on average assets (annualized)	0.82%	0.62%
Return on average equity (annualized)	8.68%	5.54%
Average equity to average assets	9.48%	11.28%
Non-interest income, excluding gain/loss on sales and calls of securities and change in value of equity securities, as a percentage of average assets (annualized)	0.59%	0.70%
Non-interest expense as a percentage of average assets (annualized)	2.31%	2.87%

The discussion that follows further explains changes in the components of net income when comparing the first quarter of 2021 with the first quarter of 2020.

Net Interest Income:

Net interest income, after the provision for loan losses, was $5,022,000 during the three months ended March 31, 2021 when compared to $4,645,000 during the three months ended March 31, 2020. A $79,000 loan loss provision credit was recorded for the three months ended March 31, 2021 while a $356,000 loan loss provision expense was recorded for the three months ended March 31, 2020, a decrease of $435,000 between periods. The decline was mainly the result of continued improvement in asset quality and net recoveries. Total interest income decreased by $303,000 during the first quarter of 2021 compared to the same period in 2020, while total interest expense decreased by $245,000.

Overall, average earning assets increased 21.5%, while average interest bearing liabilities increased 21.8%. The net interest margin, on a fully tax equivalent basis, decreased from 3.32% during the three months ended March 31, 2020 to 2.71% during the three months ended March 31, 2021.

Average loan balances increased by $39,555,000, while interest on loans declined by $101,000 during for the first quarter of 2021 compared to the same period in 2020. The increase in the average volume of loans outstanding increased interest income by $495,000, while the yield on loans decreased interest income by $596,000.

The average balance of investment securities increased $88,521,000, while interest earned on investment securities declined by $152,000 in the first quarter of 2021 compared to the first quarter of 2020. The increase in average balance on investment securities during the period increased interest income by $519,000, while the decline in yield on investment securities decreased interest income by $671,000.

Average earning assets increased $130,928,000, to $740,892,000, when comparing the three months ended March 31, 2021 to the three months ended March 31, 2020 due to a 43.3% increase in average investment securities, as well as a 10.1% increase in average loans. The yield on earning assets declined to 3.15% during the three months ended March 31, 2021 from 4.02% during the same period in 2020. The average balance of interest bearing liabilities increased over the period by $97,684,000 compared to the same 2020 period, while the cost to fund interest bearing assets with interest bearing liabilities decreased 36 basis points, to 0.65% during the first quarter of 2021 compared to the same period in 2020. The yields on earning assets and cost of funds were affected by changes in interest rates between the first quarter of 2021 and the first quarter of 2020.

The table below shows the net interest margin on a fully tax-equivalent basis for the three months ended March 31, 2021 and 2020.

Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended			Three Months Ended
(Dollars in thousands)	March 31, 2021			March 31, 2020			Increase (Decrease) Due To (6)
	Average		Yield/	Average		Yield/
	Balance(1)	Interest	Rate	Balance(1)	Interest	Rate	Volume	Rate	Total
ASSETS
Interest earning assets:
Taxable loans (5)	$398,664	$4,543	4.56%	$361,850	$4,651	5.14%	$473	$(581)	$(108)
Tax-exempt loans	31,404	234	2.98	28,663	227	3.17	22	(15)	7
Total loans	430,068	4,777	4.44	390,513	4,878	5.00	495	(596)	(101)
Taxable investment securities	286,778	1,006	1.40	200,322	1,173	2.34	508	(675)	(167)
Tax-exempt investment securities	6,302	38	2.41	4,237	23	2.17	11	4	15
Total investment securities	293,080	1,044	1.42	204,559	1,196	2.34	519	(671)	(152)

Interest bearing deposits	10,855	5	0.19	9,419	42	1.78	6	(43)	(37)
Federal funds sold	6,889	0	0.02	5,473	13	0.95	3	(16)	(13)
Total interest earning assets	740,892	5,826	3.15	609,964	6,129	4.02	1,023	(1,326)	(303)

Other assets (7)	53,987			54,438
Total assets	$794,879			$664,402

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing demand deposits (2)	$182,591	68	0.15	$147,316	164	0.45	$32	$(128)	$(96)
Savings deposits	129,408	16	0.05	98,916	25	0.10	8	(17)	(9)
Time deposits	153,161	535	1.40	150,980	641	1.70	16	(122)	(106)
Short-term and long-term borrowings and other interest bearing liabilities	80,676	264	1.31	50,940	298	2.34	273	(307)	(34)
Total interest bearing liabilities	545,836	883	0.65	448,152	1,128	1.01	329	(574)	(245)

Non-interest bearing liabilities:
Demand deposits	168,866			136,328
Other	4,825			4,977
Stockholders’ equity	75,352			74,945
Total liabilities and stockholders’ equity	$794,879			$664,402
Net interest income and net interest rate spread		$4,943	2.50%		$5,001	3.01%	$694	$(752)	$(58)
Net interest margin on interest earning assets (3)			2.67%			3.28%
Net interest income and net interest margin - Tax equivalent basis (4)		$5,016	2.71%		$5,067	3.32%

Notes:

1)	Average balances were calculated using a daily average.
2)	Includes interest-bearing demand and money market accounts.
3)	Net margin on interest earning assets is net interest income divided by average interest earning assets.
4)	Interest on obligations of states and municipalities is not subject to federal income tax. In order to make the net yield comparable on a fully taxable basis, a tax equivalent adjustment is applied against the tax-exempt income utilizing a federal tax rate of 21%.
5)	Non-accruing loans are included in the above table until they are charged off.
6)	The change in interest due to rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
7)	Includes gross unrealized gains (losses) on securities available for sale.

Provision for Loan Losses:

In the first quarter of 2021, a $79,000 loan loss provision credit was recorded, compared to a provision expense of $356,000 in the first quarter of 2020. Based on an analysis of the allowance of loan losses as of March 31, 2021, the decreased provision was primarily the result of continued improvement in asset quality trends and net recoveries. Management regularly reviews the adequacy of the allowance for loan losses and makes assessments as to specific loan impairment, charge-off expectations, general economic conditions in the Bank’s market area, specific loan quality and other factors. See the earlier discussion in the Financial Condition section explaining the information used to determine the provision.

Non-interest Income:

Non-interest income in the first quarter of 2021 was $1,272,000 compared to $994,000 in the first quarter of 2021, an increase of $278,000, or 28.0%.

Most significantly impacting non-interest income during the comparative three month periods was the increase in the value of equity securities of $93,000 in the first quarter of 2021 compared to a decrease in the value of equity securities of $172,000 in the first quarter of 2020, as well as an $89,000 increase in debit card fee income. Partially offsetting these increases was a $90,000 decline in customer service fees in the first quarter of 2021 compared to the comparable 2020 period.

As a percentage of average assets, annualized non-interest income was 0.64% in the first quarter of 2021 compared to 0.60% in the first quarter of 2020. Excluding the gain/loss on sales and calls of securities and change in value of equity securities, the percentage of average assets to annualized non-interest income was 0.59% in the first quarter of 2021 compared to 0.70% in the first quarter of 2020.

Non-interest Expense:

Non-interest expense was $4,588,000 for the three months ended March 31, 2021 compared to $4,760,000 for the same period in 2020, a decrease of $172,000, or 3.6%.

Non-interest expense decreased in the first quarter of 2021 compared to the same period in 2020, primarily driven by a decline of $183,000 in employee benefits expense due to lower medical claims expenses. Also contributing to the decline in non-interest expense between periods was a $49,000 gain on other real estate owned recorded in the first quarter of 2021 while no gain was reported in the comparable 2020, as well a $45,000 decrease in equipment expense. Partially offsetting these declines during the three months ended March 31, 2021 compared to the comparative 2020 period was an $82,000 increase in data processing expense, predominantly due to expenses associated with Juniata’s new online deposit account opening platform launched in the fourth quarter of 2020.

As a percentage of average assets, annualized non-interest expense was 2.31% in the first quarter of 2021 compared to 2.87% in the first quarter of 2020.

Provision for income taxes:

Income tax expense of $71,000 was recorded in the first quarter of 2021 compared to an income tax benefit of $159,000 recorded in the first quarter of 2020, primarily due to higher taxable income recorded in the 2021 period. Additionally, under the provisions of the CARES Act, the Company recorded a tax refund in excess of its deferred tax carrying value, resulting in a $57,000 credit to income tax expense in the first quarter of 2020.

The Company qualifies for a federal tax credit for a low-income housing project investment, and the tax provisions for each period reflect the application of the tax credit. For the first quarters of 2021 and 2020, the tax credits were $225,000 in each of the periods, offsetting $296,000 and $66,000 in tax expense in the first quarter of 2021 and the first quarter of

2020, respectively. For the first quarter of 2021, the tax credit lowered the effective tax rate from 17.4% to 4.2% compared to the same period in 2020, when the tax credit lowered the effective tax rate from 7.5% to (18.1)%.

Liquidity:

The objective of liquidity management is to ensure that sufficient funding is available, at a reasonable cost, to meet the ongoing operational cash needs of the Company and to take advantage of income producing opportunities as they arise. While the desired level of liquidity will vary depending upon a variety of factors, it is the primary goal of the Company to maintain a high level of liquidity in all economic environments. Principal sources of asset liquidity are provided by loans and securities maturing in one year or less, and other short-term investments, such as federal funds sold and cash and due from banks. Liability liquidity, which is more difficult to measure, can be met by attracting deposits and maintaining the core deposit base. The Company is a member of the Federal Home Loan Bank of Pittsburgh for the purpose of providing short-term liquidity when other sources are unable to fill these needs. During the three months ended March 31, 2021, the Company did not borrow overnight borrowings from the Federal Home Loan Bank. As of March 31, 2021, the Company also had no short-term borrowings, but had $35,000,000 in long-term debt with the Federal Home Loan Bank with a remaining unused borrowing capacity with the Federal Home Loan Bank of $110,691,000.

Funding derived from securities sold under agreements to repurchase (accounted for as collateralized financing transactions) is available through corporate cash management accounts for business customers. This product gives the Company the ability to pay interest on corporate checking accounts.

In view of the sources previously mentioned, management believes that the Company’s liquidity is capable of providing the funds needed to meet operational cash needs, including the cash needs arising from funding of PPP loans.

Off-Balance Sheet Arrangements:

The Company’s consolidated financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk, credit risk, and interest rate risk. These commitments consist mainly of loans approved but not yet funded, unused lines of credit and outstanding letters of credit. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third-party. Generally, financial and performance letters of credit have expiration dates within one year of issuance, while commercial letters of credit have longer term commitments. The credit risk involved in issuing letters of credit is essentially the same as the risks that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. The Company had $3,991,000 and $2,371,000 of financial and performance letters of credit commitments outstanding as of March 31, 2021 and December 31, 2020, respectively. Commercial letters of credit as of March 31, 2021 and December 31, 2020 totaled $7,475,000 and $6,975,000, respectively. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of March 31, 2021 for payments under letters of credit issued was not material. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk.

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

In September 2019, the FDIC finalized a rule to simplify the capital calculation for qualifying community banking organizations (i.e., the community bank leverage ratio (“CBLR framework”)), as required by the Economic Growth, Regulatory Relief and Consumer Protection Act. The CBLR framework was effective on January 1, 2020 and is designed to reduce the burden of calculating a risk-based capital ratio by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework. Qualifying banking organizations that elect to use the CBLR framework and maintain a leverage ratio of greater than required minimums will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the agencies’ capital rules and, if applicable, will be considered to have met the well-capitalized ratio requirements for purposes of Section 38 of the Federal Deposit Insurance Act. Under the interim final rules, the community bank leverage ratio minimum requirement is 8.5% for calendar year 2021 and 9.0% for calendar year 2022 and beyond. The interim rule allows for a two-quarter grace period to correct a ratio that falls below the required amount, provided the Bank maintains a leverage ratio of 7.5% for calendar year 2021 and 8.0% for calendar year 2022 and beyond.

Under the final rule, an eligible banking organization can opt out of the CBLR framework and revert back to the risk-weighting framework without restriction. As of March 31, 2021, the Bank was a qualifying community banking organization as defined by the federal banking agencies and elected to measure capital adequacy under the CBLR framework. The Bank’s Tier One leverage ratio was 8.3% on March 31, 2021; and therefore, did not meet the minimum requirement of 8.5%, but does qualify for the two-quarter grace period allowed to correct the ratio. In the event an organization fails to meet the CBLR framework requirements following the two-quarter grace period, it will become subject to the Basel III capital requirements, described below.

The Basel III risk-based capital standards require financial institutions to maintain: (a) a minimum ratio of common equity tier 1 (“CET1”) to risk-weighted assets of at least 4.5%, (b) a minimum ratio of tier 1 capital to risk-weighted assets of at least 6.0%; (c) a minimum ratio of total (that is, tier 1 plus tier 2) capital to risk-weighted assets of at least 8.0%); and (d) a minimum leverage ratio of 3.0%, calculated as the ratio of tier 1 capital balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter). In addition, the rules also limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” of 2.5% above the minimum standards stated in (a) - (c) above.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2021, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined by the Securities Exchange Act of 1934 (“Exchange Act”), Rule 13a-15(e). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting.

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

Item 1A.      RISK FACTORS

There have been no other material changes to the risk factors that were disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company periodically repurchases shares of its common stock under the share repurchase program approved by the Board of Directors. In December of 2016, the Board of Directors authorized the repurchase of an additional 200,000 shares of its common stock through its share repurchase program. The program will remain authorized until all approved shares are repurchased, unless terminated by the Board of Directors. As of May 14, 2021, 32,404 shares remained available to purchase under that program. Transactions pursuant to the repurchase program in the three month period ended March 31, 2021 are shown below.

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number	Average	Part of Publicly	Shares that May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	per Share	Programs	Plans or Programs (1)
January 1-31, 2021	—	$—	—	59,989
February 1-28, 2021	15,585	17.63	15,585	44,404
March 1-31, 2021	12,000	17.40	12,000	32,404

Totals	27,585		27,585	32,404

No repurchase plan or program expired during the quarter. The Company has no stock repurchase plan or program that it has determined to terminate prior to expiration or under which it does not intend to make further purchases.

Certain regulatory restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. At March 31, 2021, $35,808,000 of undistributed earnings of the Bank, included in the consolidated stockholders’ equity, was available for distribution to the Company as dividends without prior regulatory approval, subject to regulatory capital requirements.

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

Juniata Valley Financial Corp.
(Registrant)

Date:	MAY 14, 2021	By:	/s/ Marcie A. Barber
Marcie A. Barber, President
Chief Executive Officer
(Principal Executive Officer)

Date:	May 14, 2021	By:	/s/ JoAnn N. McMinn
JoAnn N. McMinn
Chief Financial Officer
(Principal Accounting Officer and
Principal Financial Officer)