Form 10-Q
period 2021-06-30
JUNIATA VALLEY FINANCIAL CORP
filed 2021-08-13
CIK 714712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes        ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 13, 2021
Common Stock ($1.00 par value)	5,000,026 shares

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Financial Condition

	(Unaudited)
(Dollars in thousands, except share data)	June 30, 2021	December 31, 2020
ASSETS
Cash and due from banks	$17,165	$11,868
Interest bearing deposits with banks	1,020	19,753
Federal funds sold	—	10,000
Cash and cash equivalents	18,185	41,621
Interest bearing time deposits with banks	735	735
Equity securities	1,178	1,091
Debt securities available for sale	342,030	286,415
Restricted investment in bank stock	2,885	3,423
Total loans	431,189	422,661
Less: Allowance for loan losses	(3,906)	(4,094)
Total loans, net of allowance for loan losses	427,283	418,567
Premises and equipment, net	8,540	8,808
Other real estate owned	110	—
Bank owned life insurance and annuities	16,708	16,568
Investment in low income housing partnerships	2,705	3,105
Core deposit and other intangible assets	208	241
Goodwill	9,047	9,047
Mortgage servicing rights	137	158
Accrued interest receivable and other assets	6,034	3,939
Total assets	$835,785	$793,718
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$179,363	$168,115
Interest bearing	529,176	454,751
Total deposits	708,539	622,866
Short-term borrowings and repurchase agreements	12,153	24,750
Federal Reserve Bank ("FRB") advances	—	27,955
Long-term debt	35,000	35,000
Other interest bearing liabilities	1,572	1,584
Accrued interest payable and other liabilities	4,772	4,966
Total liabilities	762,036	717,121
Commitments and contingent liabilities
Stockholders’ Equity:
Preferred stock, no par value: Authorized - 500,000 shares, none issued	—	—
Common stock, par value $1.00 per share: Authorized 20,000,000 shares Issued - 5,151,279 shares at June 30, 2021; 5,151,279 shares at December 31, 2020 Outstanding - 5,000,026 shares at June 30, 2021; 5,025,441 shares at December 31, 2020	5,151	5,151
Surplus	24,922	25,011
Retained earnings	46,266	45,096
Accumulated other comprehensive income	26	3,518
Cost of common stock in Treasury: 151,253 shares at June 30, 2021; 125,838 shares at December 31, 2020	(2,616)	(2,179)
Total stockholders’ equity	73,749	76,597
Total liabilities and stockholders’ equity	$835,785	$793,718

See Notes to Consolidated Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Income (Unaudited)

	Three Months Ended		Six Months Ended
(Dollars in thousands, except share data)	June 30,		June 30,
	2021	2020	2021	2020
Interest and dividend income:
Loans, including fees	$4,794	$4,781	$9,571	$9,659
Taxable securities	1,187	1,257	2,193	2,430
Tax-exempt securities	38	40	76	63
Other interest income	6	10	11	65
Total interest income	6,025	6,088	11,851	12,217
Interest expense:
Deposits	597	730	1,216	1,560
Short-term borrowings and repurchase agreements	21	—	53	8
FRB advances	—	7	18	7
Long-term debt	213	230	425	513
Other interest bearing liabilities	1	3	3	10
Total interest expense	832	970	1,715	2,098
Net interest income	5,193	5,118	10,136	10,119
Provision for loan losses	(200)	196	(279)	552
Net interest income after provision for loan losses	5,393	4,922	10,415	9,567
Non-interest income:
Customer service fees	320	276	645	691
Debit card fee income	451	372	864	696
Earnings on bank-owned life insurance and annuities	68	63	122	127
Trust fees	115	91	227	204
Commissions from sales of non-deposit products	105	73	185	147
Fees derived from loan activity	92	23	196	90
Mortgage banking income	10	14	18	30
Gain on sales and calls of securities	54	551	58	562
Change in value of equity securities	8	18	101	(154)
Other non-interest income	79	76	158	158
Total non-interest income	1,302	1,557	2,574	2,551
Non-interest expense:
Employee compensation expense	2,062	1,803	4,031	3,806
Employee benefits	614	394	1,159	1,122
Occupancy	312	271	642	585
Equipment	192	231	381	465
Data processing expense	673	563	1,256	1,064
Professional fees	195	191	383	364
Taxes, other than income	119	124	243	262
FDIC Insurance premiums	70	39	151	79
Gain on other real estate owned	—	—	(49)	—
Amortization of intangible assets	17	19	33	38
Amortization of investment in low-income housing partnerships	200	200	400	400
Long-term debt prepayment penalty	—	524	—	524
Other non-interest expense	413	458	825	868
Total non-interest expense	4,867	4,817	9,455	9,577
Income before income taxes	1,828	1,662	3,534	2,541
Income tax provision (benefit)	89	57	160	(102)
Net income	$1,739	$1,605	$3,374	$2,643
Earnings per share
Basic	$0.35	$0.32	$0.67	$0.52
Diluted	$0.35	$0.31	$0.67	$0.52

See Notes to Consolidated Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(Dollars in thousands)	Three Months Ended June 30,
	2021			2020
	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
	Amount	Effect	Amount	Amount	Effect	Amount
Net income	$1,828	$(89)	$1,739	$1,662	$(57)	$1,605
Other comprehensive income (loss):
Available for sale securities:
Unrealized holding gains (losses) arising during the period	1,112	(233)	879	(331)	69	(262)
Less reclassification adjustment for gains included in net income (1) (3)	(54)	11	(43)	(551)	116	(435)
Unrealized losses on cash flow hedge	(301)	64	(237)	(184)	39	(145)
Less reclassification adjustment for losses (gains) included in net income (2) (3)	22	(5)	17	(22)	4	(18)
Other comprehensive income (loss)	779	(163)	616	(1,088)	228	(860)
Total comprehensive income	$2,607	$(252)	$2,355	$574	$171	$745

(Dollars in thousands)	Six Months Ended June 30,
	2021			2020
	Pre-Tax	Tax	Net-of-Tax	Pre-Tax	Tax	Net-of-Tax
	Amount	Effect	Amount	Amount	Effect	Amount
Net income	$3,534	$(160)	$3,374	$2,541	$102	$2,643
Other comprehensive (loss) income:
Available for sale securities:
Unrealized holding (losses) gains arising during the period	(4,799)	1,008	(3,791)	4,617	(970)	3,647
Less reclassification adjustment for gains included in net income (1) (3)	(58)	12	(46)	(562)	118	(444)
Unrealized gains (losses) on cash flow hedge	411	(86)	325	(184)	39	(145)
Less reclassification adjustment for losses (gains) included in net income (2) (3)	26	(6)	20	(22)	4	(18)
Other comprehensive (loss) income	(4,420)	928	(3,492)	3,849	(809)	3,040
Total comprehensive (loss) income	$(886)	$768	$(118)	$6,390	$(707)	$5,683
(1)	Amounts are included in (loss) gain on sales and calls of securities on the Consolidated Statements of Income as a separate element within total non-interest income.
(2)	Amounts are included in interest expense on short-term borrowings and repurchase agreements on the Consolidated Statements of Income.
(3)	Income tax amounts are included in the provision for income taxes on the Consolidated Statements of Income.

See Notes to Consolidated Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Stockholders’ Equity (Unaudited)

	Three months ended June 30, 2021
					Accumulated
(Dollars in thousands, except share data)	Number				Other		Total
	of Shares	Common		Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Surplus	Earnings	Income (Loss)	Stock	Equity
Balance, April 1, 2021	5,006,695	$5,151	$24,893	$45,629	$(590)	$(2,509)	$72,574
Net income				1,739			1,739
Other comprehensive income					616		616
Cash dividends at $0.22 per share				(1,102)			(1,102)
Stock-based compensation			37				37
Purchase of treasury stock	(11,613)					(192)	(192)
Treasury stock issued for stock plans	4,944		(8)			85	77
Balance, June 30, 2021	5,000,026	$5,151	$24,922	$46,266	$26	$(2,616)	$73,749

	Six months ended June 30, 2021
					Accumulated
(Dollars in thousands, except share data)	Number				Other		Total
	of Shares	Common		Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Surplus	Earnings	Income (Loss)	Stock	Equity
Balance, January 1, 2021	5,025,441	$5,151	$25,011	$45,096	$3,518	$(2,179)	$76,597
Net income				3,374			3,374
Other comprehensive loss					(3,492)		(3,492)
Cash dividends at $0.44 per share				(2,204)			(2,204)
Stock-based compensation			72				72
Purchase of treasury stock	(39,198)					(675)	(675)
Treasury stock issued for stock plans	13,783		(161)			238	77
Balance, June 30, 2021	5,000,026	$5,151	$24,922	$46,266	$26	$(2,616)	$73,749

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Stockholders’ Equity (Unaudited)

	Three months ended June 30, 2020
					Accumulated
(Dollars in thousands, except share data)	Number			Retained	Other		Total
	of Shares	Common		Earnings	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Surplus	(adjusted)	Income (Loss)	Stock	Equity
Balance at April 1, 2020	5,093,859	$5,151	$24,918	$43,870	$4,416	$(989)	$77,366
Net income				1,605			1,605
Other comprehensive loss					(860)		(860)
Cash dividends at $0.22 per share				(1,120)			(1,120)
Stock-based compensation			34				34
Purchase of treasury stock	(11,600)					(193)	(193)
Treasury stock issued for stock plans	4,459		(6)			76	70
Balance, June 30, 2020	5,086,718	$5,151	$24,946	$44,355	$3,556	$(1,106)	$76,902

	Six months ended June 30, 2020
					Accumulated
(Dollars in thousands, except share data)	Number				Other		Total
	of Shares	Common		Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Surplus	Earnings	Income	Stock	Equity
Balance, January 1, 2020	5,099,729	$5,142	$24,898	$43,954	$516	$(803)	$73,707
Net income				2,643			2,643
Other comprehensive income					3,040		3,040
Cash dividends at $0.44 per share				(2,242)			(2,242)
Stock-based compensation			63				63
Purchase of treasury stock	(27,000)					(379)	(379)
Treasury stock issued for stock plans	4,459		(6)			76	70
Common stock issued for stock plans	9,530	9	(9)				—
Balance, June 30, 2020	5,086,718	$5,151	$24,946	$44,355	$3,556	$(1,106)	$76,902

See Notes to Consolidated Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)	Six Months Ended June 30,
	2021	2020
Operating activities:
Net income	$3,374	$2,643
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	(279)	552
Depreciation	372	406
Net amortization of securities premiums	733	527
Net amortization of loan origination fees	346	28
Deferred net loan origination costs	(296)	(319)
Amortization of intangibles	33	38
Amortization of investment in low income housing partnerships	400	400
Net amortization of purchase fair value adjustments	(92)	(53)
Net realized gain on sales and calls of available for sale securities	(58)	(562)
Change in value of equity securities	(101)	154
Net gain on other real estate owned	(49)	—
Earnings on bank owned life insurance and annuities	(122)	(127)
Deferred income tax (benefit) expense	(151)	132
Stock-based compensation expense	72	63
Proceeds from mortgage loans sold to others	38	38
Mortgage banking income	(18)	(30)
Increase in accrued interest receivable and other assets	(576)	(2,309)
Decrease in accrued interest payable and other liabilities	(206)	(506)
Net cash provided by operating activities	3,420	1,075
Investing activities:
Purchases of:
Securities available for sale	(136,852)	(152,324)
FHLB stock	—	(45)
Premises and equipment	(104)	(202)
Bank owned life insurance and annuities	(18)	(18)
Proceeds from:
Sales of securities available for sale	32,869	36,136
Maturities of and principal repayments on securities available for sale	42,849	45,086
Redemption of FHLB stock	538	—
Net decrease in interest bearing time deposits with banks	—	740
Net increase in loans	(8,453)	(19,615)
Net cash used in investing activities	(69,171)	(90,242)
Financing activities:
Net increase in deposits	85,669	62,896
Net (decrease) increase in short-term borrowings and securities sold under agreements to repurchase	(12,597)	10,978
Issuance of FRB advances	—	31,298
Repayment of FRB advances	(27,955)	—
Repayment of long-term debt	—	(10,000)
Cash dividends	(2,204)	(2,242)
Purchase of treasury stock	(675)	(379)
Treasury stock issued for employee stock plans	77	70
Net cash provided by financing activities	42,315	92,621
Net (decrease) increase in cash and cash equivalents	(23,436)	3,454
Cash and cash equivalents at beginning of year	41,621	12,740
Cash and cash equivalents at end of period	$18,185	$16,194
Supplemental information:
Income tax paid	$1,830	$2,182
Interest paid	75	200
Supplemental schedule of noncash investing and financing activities:
Transfer of loans to other real estate owned	$61	$—
Transfer of loans to repossessed vehicles	1	—

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

In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three and six month periods ended June 30, 2021 are not necessarily indicative of the results that can be expected for the year ending December 31, 2021. For further information, refer to the consolidated financial statements and notes thereto included in Juniata Valley Financial Corp.’s Annual Report on Form 10-K (“Annual Report”) for the year ended December 31, 2020.

The Company has evaluated events and transactions occurring subsequent to the consolidated statement of financial condition date of June 30, 2021 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

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

Effective Date: On October 16, 2019, the FASB voted and approved a delay of the effective date of this ASU for smaller reporting companies until fiscal years beginning after December 15, 2022. Since the Company is a smaller reporting company, the delay of the effective date of ASU 2016-13 approved by the FASB applies to the Company. The Company’s CECL transition team is currently in the process of evaluating the impact of the amended guidance on its consolidated financial statements and disclosures and expects the allowance for loan and lease losses (“ALLL”) to increase upon adoption because it will be required to cover the full remaining expected life of the portfolio, rather than the incurred loss under current U.S. GAAP. The extent of this increase is being evaluated and will depend on economic conditions and the composition of the Company’s loan portfolio at the time of adoption. In preparation, the Company has taken steps to prepare for the implementation when it becomes effective by forming a CECL transition team, gathering pertinent data, assessing the sufficiency of data currently available through its core database, participating in training courses, and partnering with a software provider that specializes in ALLL analysis.

3. ACCUMULATED OTHER COMPREHENSIVE INCOME

Components of accumulated other comprehensive income, net of tax, consisted of the following:

(Dollars in thousands)
June 30, 2021	Gains and (Losses) on Cash Flow Hedges	Unrealized Gains and (Losses) on Available for Sale Securities	Total
Beginning balance, December 31, 2020	$(45)	$3,563	$3,518
Current period other comprehensive income (loss):
Other comprehensive income (loss) before reclassification	325	(3,791)	(3,466)
Amounts reclassified from accumulated other comprehensive income (loss)	20	(46)	(26)
Net current period other comprehensive income (loss)	345	(3,837)	(3,492)
Ending balance, June 30, 2021	$300	$(274)	$26

(Dollars in thousands)
December 31, 2020	Gains and (Losses) on Cash Flow Hedges	Unrealized Gains and (Losses) on Available for Sale Securities	Total
Beginning balance, December 31, 2019	$—	$516	$516
Current period other comprehensive income (loss):
Other comprehensive income (loss) before reclassification	(38)	3,727	3,689
Amounts reclassified from accumulated other comprehensive loss	(7)	(675)	(682)
Net current period other comprehensive income (loss)	(45)	3,052	3,007
Reclassification for ASU 2018-02	—	(5)	(5)
Ending balance, December 31, 2020	$(45)	$3,563	$3,518

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

The following tables set forth the computation of basic and diluted earnings per share:

(Amounts in thousands, except earnings per share data)	Three Months Ended June 30,
	2021	2020
Net income	$1,739	$1,605
Weighted-average common shares outstanding	5,008	5,091
Basic earnings per share	$0.35	$0.32
Weighted-average common shares outstanding	$5,008	$5,091
Common stock equivalents due to effect of stock options	8	5
Total weighted-average common shares and equivalents	5,016	5,096
Diluted earnings per share	$0.35	$0.31

(Amounts in thousands, except earnings per share data)	Six months ended June 30,
	2021	2020
Net income	$3,374	$2,643
Weighted-average common shares outstanding	5,013	5,097
Basic earnings per share	$0.67	$0.52
Weighted-average common shares outstanding	$5,013	$5,097
Common stock equivalents due to effect of stock options	8	6
Total weighted-average common shares and equivalents	5,021	5,103
Diluted earnings per share	$0.67	$0.52
Anti-dilutive stock options outstanding	2	3

5. SECURITIES

Equity Securities

Equity securities owned by the Company consist of common stock of various financial services providers. ASC Topic 321, Investments – Equity Securities requires all equity securities within its scope to be measured at fair value with changes in fair value recognized in net income. As of June 30, 2021, the Company had $1,178,000 in equity securities recorded at fair value, and $1,091,000 in equity securities were recorded at fair value at December 31, 2020. The Company recorded net gains of $8,000 and $101,000 during the three and six months ended June 30, 2021, respectively, and a net gain of $18,000 and net loss of $154,000 during the three and six months ended June 30, 2020, respectively, due to changes in the fair value of the Company’s equity securities during the applicable periods.

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

The Company’s available for sale investment portfolio includes primarily bonds issued by U.S. Government sponsored enterprises (approximately 12% of the investment portfolio), mortgage-backed securities issued by Government-sponsored entities and backed by residential mortgages (approximately 77%), corporate debt securities (approximately 8%) and municipal bonds (approximately 3%) as of June 30, 2021. Most of the municipal bonds are general obligation bonds with maturities or pre-refunding dates within 5 years.

The amortized cost and fair value of securities available for sale as of June 30, 2021 and December 31, 2020, by contractual maturity, are shown in the tables below. Expected maturities may differ from contractual maturities because the securities may be called or prepaid with or without prepayment penalties.

(Dollars in thousands)	June 30, 2021
			Gross	Gross
	Amortized	Fair	Unrealized	Unrealized
Debt Securities Available for Sale	Cost	Value	Gains	Losses
Type and Maturity
Obligations of U.S. Government sponsored enterprises
After five years but within ten years	$41,850	$40,999	$1	$(852)
	41,850	40,999	1	(852)
Obligations of state and political subdivisions
Within one year	30	30	—	—
After one year but within five years	6,766	6,939	173	—
After five years but within ten years	1,235	1,223	—	(12)
	8,031	8,192	173	(12)
Corporate debt securities
After one year but within five years	2,000	2,003	3	—
After five years but within ten years	25,461	26,206	832	(87)
	27,461	28,209	835	(87)
Mortgage-backed securities	265,036	264,630	1,823	(2,229)
Total	$342,378	$342,030	$2,832	$(3,180)

(Dollars in thousands)	December 31, 2020
			Gross	Gross
	Amortized	Fair	Unrealized	Unrealized
Debt Securities Available for Sale	Cost	Value	Gains	Losses
Type and Maturity
Obligations of U.S. Government sponsored enterprises
After five years but within ten years	$22,994	$22,949	$7	$(52)
	22,994	22,949	7	(52)
Obligations of state and political subdivisions
Within one year	31	31	—	—
After one year but within five years	4,708	4,767	59	—
After five years but within ten years	3,289	3,484	195	—
	8,028	8,282	254	—
Corporate debt securities
Within one year	1,033	1,039	6	—
After five years but within ten years	10,058	10,484	485	(59)
	11,091	11,523	491	(59)
Mortgage-backed securities	239,793	243,661	3,999	(131)
Total	$281,906	$286,415	$4,751	$(242)

Certain obligations of the U.S. Government and state and political subdivisions are pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law. The carrying value of the pledged assets was $88,177,000 and $74,614,000 on June 30, 2021 and December 31, 2020, respectively.

In addition to cash received from the scheduled maturities of investment securities, some securities available for sale are sold or called at current market values during normal operations.

The following table summarizes proceeds received from sales or calls of available for sale investment securities transactions and the resulting realized gains and losses during the six months ended June 30, 2021 and 2020.

(Dollars in thousands)	Six Months Ended
	June 30,
	2021	2020
Gross proceeds from sales and calls of securities	$32,869	$36,136
Securities available for sale:
Gross realized gains from sold and called securities	$130	$592
Gross realized losses from sold and called securities	(72)	(30)
Net gains from sales and calls of securities	$58	$562

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

The following tables show gross unrealized losses and fair values of debt securities available for sale, aggregated by category and length of time the individual securities have been in a continuous unrealized loss position at June 30, 2021 and December 31, 2020:

	Unrealized Losses at June 30, 2021
	Less Than 12 Months			12 Months or More			Total
(Dollars in thousands)	Number			Number			Number
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Obligations of U.S. Government sponsored enterprises	7	$38,214	$(852)	—	$—	$—	7	$38,214	$(852)
Obligations of state and political subdivisions	4	1,223	(12)	—	—	—	4	1,223	(12)
Corporate debt securities	5	8,321	(87)	—	—	—	5	8,321	(87)
Mortgage-backed securities	32	170,793	(2,229)	—	—	—	32	170,793	(2,229)
Total temporarily impaired securities	48	$218,551	$(3,180)	—	$—	$—	48	$218,551	$(3,180)

	Unrealized Losses at December 31, 2020
	Less Than 12 Months			12 Months or More			Total
(Dollars in thousands)	Number			Number			Number
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Obligations of U.S. Government sponsored enterprises	3	$18,948	$(52)	—	$—	$—	3	$18,948	$(52)
Corporate debt securities	1	2,972	(59)	—	—	—	1	2,972	(59)
Mortgage-backed securities	7	43,583	(131)	—	—	—	7	43,583	(131)
Total temporarily impaired securities	11	$65,503	$(242)	—	$—	$—	11	$65,503	$(242)

At June 30, 2021, seven obligations of U.S. Government sponsored enterprises, four obligations of state and political subdivisions, five corporate debt securities, and thirty-two mortgage-backed securities had unrealized losses. None of these securities have been in a continuous loss position for twelve months or more. The mortgage-backed securities in the Company’s portfolio are government sponsored enterprise (“GSE”) pass-through instruments issued by the Federal National Mortgage Association (“FNMA”) or Federal Home Loan Mortgage Corporation (“FHLMC”), which guarantees the timely payment of principal on these investments.

The unrealized losses noted in the tables above are considered temporary impairments. The decline in the values of the debt securities is due only to interest rate fluctuations, rather than erosion of issuer credit quality. As a result, the payment of contractual cash flows, including principal repayment, is not at risk. Because the Company does not intend to sell the securities, does not believe the Company will be required to sell the securities before recovery and expects to recover the entire amortized cost basis, no debt securities were deemed to be other-than-temporarily impaired for the periods ended June 30, 2021 and December 31, 2020, respectively.

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

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) enacted on March 27, 2020 permits financial institutions to exclude loan modifications to borrowers affected by the COVID-19 pandemic from TDR treatment if (1) the borrower was not more than 30 days past due as of December 31, 2019, and (2) the loan modification is made between March 1, 2020 and the earlier of January 1, 2022 or 60 days after the end of the coronavirus emergency declaration following the passing of the 2021 Consolidated Appropriations Act (“CAA”) on December 27, 2020. A loan modification accounted for in accordance with the CARES Act is not treated as a TDR for accounting or disclosure purposes.

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

Juniata experienced favorable asset quality trends and net recoveries of previously charged-off loans during the six months ended June 30, 2021. Of the original 207 loans placed on deferral due to the pandemic, only two loans, in the aggregate amount of $5,023,000 remained in deferment as of June 30, 2021. All other loans previously placed in deferment have resumed contractual debt service with none of the $67,158,000 aggregate balances delinquent as of June 30, 2021.

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

Paycheck Protection Program Loans

The CARES Act established the Paycheck Protection Program (“PPP”) which is administered by the Small Business Administration (“SBA”). The PPP was intended to provide economic relief to small businesses nationwide adversely impacted under the COVID-19 Emergency Declaration issued on March 13, 2020. The PPP, which began on April 3, 2020, provided small businesses with funds to cover up to eight weeks of payroll costs, including benefits. It also provided for forgiveness of up to the full principal amount of qualifying loans.

On June 5, 2020, the Paycheck Protection Program Flexibility Act of 2020 (“PPP Flexibility Act”) extended the covered period for loan forgiveness from eight weeks after the date of loan disbursement to 24 weeks. The 24 week period applied to all borrowers, but borrowers that received an SBA loan number before June 5, 2020, had the option to use an eight week period. The PPP Flexibility Act also amended the requirements regarding forgiveness of PPP loans, reducing the portion of PPP loan proceeds that must be used for payroll costs for the full amount of the PPP loan to be eligible for forgiveness from 75% to 60%. Additionally, the PPP Flexibility Act extended the maturity date for PPP loans made on, or after June 5, 2020, from two years to five years; however, lenders and borrowers could mutually agree to modify PPP loans made before such date to reflect the longer maturity.

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

The Company participated in the PPP and funded 508 first round PPP loans totaling $32,064,000 in 2020 and, as of June 30, 2021, funded 362 second round PPP loans totaling $18,931,000. As of June 30, 2021, 107 of the first round PPP loans, totaling $6,695,000, remained outstanding, while all other first round PPP loans have been forgiven. Forgiveness determinations on the second round PPP loans have not yet commenced. As of June 30, 2021, 469 PPP loans remained outstanding with a total balance of $24,563,000, net of remaining deferred fees of $1,063,000. PPP loans are included in the commercial, financial and agricultural loan class.

Loan Portfolio Classification

The following table presents the loan portfolio by class at June 30, 2021 and December 31, 2020.

(Dollars in thousands)
	June 30, 2021	December 31, 2020
Commercial, financial and agricultural	$70,562	$73,057
Real estate - commercial	153,343	122,698
Real estate - construction	41,243	61,051
Real estate - mortgage	138,972	141,438
Obligations of states and political subdivisions	22,016	18,550
Personal	5,053	5,867
Total	$431,189	$422,661

The following table summarizes the activity in the allowance for loan losses by loan class, for the three and six months ended June 30, 2021 and 2020.

(Dollars in thousands)				Obligations
	Commercial,			of states
	financial and	Real estate-	Real estate-	and political	Real estate-
	agricultural	commercial	construction	subdivisions	mortgage	Personal	Total
Three Months Ended
June 30, 2021
Balance, beginning of period	$296	$1,520	$946	$30	$1,183	$81	$4,056
Provision for loan losses	(14)	(85)	(50)	3	(32)	(22)	(200)
Charge-offs	—	—	—	—	—	(3)	(3)
Recoveries	7	—	28	—	13	5	53
Balance, end of period	$289	$1,435	$924	$33	$1,164	$61	$3,906
June 30, 2020
Balance, beginning of period	$433	$758	$904	$23	$1,147	$68	$3,333
Provision for loan losses	(122)	120	203	(1)	4	(8)	196
Charge-offs	—	—	—	—	(4)	(3)	(7)
Recoveries	—	—	30	—	2	4	36
Balance, end of period	$311	$878	$1,137	$22	$1,149	$61	$3,558
Six Months Ended
June 30, 2021
Balance, beginning of period	$302	$908	$1,586	$28	$1,200	$70	$4,094
Provision for loan losses	(20)	527	(718)	5	(65)	(8)	(279)
Charge-offs	—	—	—	—	—	(8)	(8)
Recoveries	7	—	56	—	29	7	99
Balance, end of period	$289	$1,435	$924	$33	$1,164	$61	$3,906
June 30, 2020
Balance, beginning of period	$321	$754	$718	$17	$1,081	$70	$2,961
Provision for loan losses	(10)	124	357	5	69	7	552
Charge-offs	—	—	—	—	(4)	(24)	(28)
Recoveries	—	—	62	—	3	8	73
Balance, end of period	$311	$878	$1,137	$22	$1,149	$61	$3,558

The following table summarizes loans by loan class, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of June 30, 2021 and December 31, 2020.

(Dollars in thousands)				Obligations
	Commercial,			of states
	financial and	Real estate-	Real estate-	and political	Real estate-
	agricultural	commercial	construction	subdivisions	mortgage	Personal	Total
June 30, 2021
Loans allocated by:
individually evaluated for impairment	$—	$5,276	$—	$—	$524	$—	$5,800
acquired with credit deterioration	—	369	—	—	604	—	973
collectively evaluated for impairment	70,562	147,698	41,243	22,016	137,844	5,053	424,416
	$70,562	$153,343	$41,243	$22,016	$138,972	$5,053	$431,189
Allowance for loan losses allocated by:
individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
acquired with credit deterioration	—	—	—	—	—	—	—
collectively evaluated for impairment	289	1,435	924	33	1,164	61	3,906
	$289	$1,435	$924	$33	$1,164	$61	$3,906
December 31, 2020
Loans allocated by:
individually evaluated for impairment	$—	$3,483	$—	$—	$744	$—	$4,227
acquired with credit deterioration	—	339	—	—	623	—	962
collectively evaluated for impairment	73,057	118,876	61,051	18,550	140,071	5,867	417,472
	$73,057	$122,698	$61,051	$18,550	$141,438	$5,867	$422,661
Allowance for loan losses allocated by:
individually evaluated for impairment	$—	$—	$—	$—	$2	$—	$2
acquired with credit deterioration	—	—	—	—	—	—	—
collectively evaluated for impairment	302	908	1,586	28	1,198	70	4,092
	$302	$908	$1,586	$28	$1,200	$70	$4,094

The Company has certain loans in its portfolio that it considers to be impaired. It is the policy of the Company to recognize income on impaired loans that have been transferred to nonaccrual status on a cash basis, only to the extent that it exceeds anticipated principal balance recovery. Until an impaired loan is placed on nonaccrual status, income is recognized on the accrual basis. Collateral analysis is performed on each impaired loan at least quarterly, and results are used to determine if a specific reserve is necessary to adjust the carrying value of each individual loan down to the estimated fair value. Generally, specific reserves are carried against impaired loans based upon estimated collateral value until a confirming loss event occurs or until termination of the credit is scheduled through liquidation of the collateral or foreclosure. Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process at June 30, 2021 and December 31, 2020 totaled $204,000 and $152,000, respectively. Charge-offs will occur when a confirmed loss is identified. Professional appraisals of collateral, discounted for expected selling costs, appraisal age, economic conditions and other known factors, are used to determine the charge-off amount.

The following table summarizes information regarding impaired loans by portfolio class as of June 30, 2021 and December 31, 2020.

(Dollars in thousands)	As of June 30, 2021			As of December 31, 2020
	Recorded	Unpaid Principal	Related	Recorded	Unpaid Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
Impaired loans
With no related allowance recorded:
Real estate - commercial	$5,276	$5,824	$—	$3,483	$3,580	$—
Acquired with credit deterioration	369	376	—	339	386	—
Real estate – construction	—	871	—	—	894	—
Real estate - mortgage	524	1,255	—	666	1,396	—
Acquired with credit deterioration	604	786	—	623	801	—
With an allowance recorded:
Real estate - mortgage	$—	$—	$—	$78	$77	$2
Total:
Real estate - commercial	$5,276	$5,824	$—	$3,483	$3,580	$—
Acquired with credit deterioration	369	376	—	339	386	—
Real estate - construction	—	871	—	—	894	—
Real estate – mortgage	524	1,255	—	744	1,473	2
Acquired with credit deterioration	604	786	—	623	801	—
	$6,773	$9,112	$—	$5,189	$7,134	$2

Average recorded investment of impaired loans and related interest income recognized for the three and six months ended June 30, 2021 and 2020 are summarized in the tables below.

(Dollars in thousands)	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
	Average	Interest	Cash Basis	Average	Interest	Cash Basis
	Recorded	Income	Interest	Recorded	Income	Interest
	Investment	Recognized	Income	Investment	Recognized	Income
Impaired loans
With no related allowance recorded:
Commercial, financial and agricultural	$—	$—	$—	$581	$—	$—
Real estate - commercial	4,082	98	—	3,412	5	8
Acquired with credit deterioration	339	—	—	354	—	—
Real estate - mortgage	576	4	10	877	4	11
Acquired with credit deterioration	600	—	—	668	—	—
With an allowance recorded:
Real estate - mortgage	$—	$—	$—	$121	$—	$—
Total:
Commercial, financial and agricultural	$—	$—	$—	$581	$—	$—
Real estate - commercial	4,082	98	—	3,412	5	8
Acquired with credit deterioration	339	—	—	354	—	—
Real estate - mortgage	576	4	10	998	4	11
Acquired with credit deterioration	600	—	—	668	—	—
	$5,597	$102	$10	$6,013	$9	$19

(Dollars in thousands)	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
	Average	Interest	Cash Basis	Average	Interest	Cash Basis
	Recorded	Income	Interest	Recorded	Income	Interest
	Investment	Recognized	Income	Investment	Recognized	Income
Impaired Loans
With no related allowance recorded:
Commercial, financial and agricultural	$—	$—	$—	$384	$—	$—
Real estate - commercial	2,957	111	—	2,746	10	20
Acquired with credit deterioration	336	—	—	357	—	—
Real estate - mortgage	628	7	20	1,010	8	22
Acquired with credit deterioration	606	—	—	678	—	—
Personal	—	—	—	5	—	—
With an allowance recorded:
Real estate - mortgage	$—	$—	$—	$121	$—	$—
Total:
Commercial, financial and agricultural	$—	$—	$—	$384	$—	$—
Real estate - commercial	2,957	111	—	2,746	10	20
Acquired with credit deterioration	336	—	—	357	—	—
Real estate - mortgage	628	7	20	1,131	8	22
Acquired with credit deterioration	606	—	—	678	—	—
Personal	—	—	—	5	—	—
	$4,527	$118	$20	$5,301	$18	$42

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

The following table presents nonaccrual loans by classes of the loan portfolio as of June 30, 2021 and December 31, 2020.

(Dollars in thousands)
	June 30, 2021	December 31, 2020
Non-accrual loans:
Real estate - commercial	$37	$41
Real estate - mortgage	213	381
Total	$250	$422

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. Past due status is determined by the contractual terms of the loan. The following tables present the classes of the loan portfolio summarized by the past due status as of June 30, 2021 and December 31, 2020.

							Loans
							Past Due
							Greater
(Dollars in thousands)				Greater			than 89
		30‑59 Days	60‑89 Days	than 89	Total Past		Days and
	Current	Past Due(2)	Past Due	Days	Due	Total Loans	Accruing(1)
As of June 30, 2021
Commercial, financial and agricultural	$70,532	$30	$—	$—	$30	$70,562	$—
Real estate - commercial	152,880	57	—	37	94	152,974	—
Real estate - construction	37,609	3,634	—	—	3,634	41,243	—
Real estate - mortgage	138,188	39	—	141	180	138,368	88
Obligations of states and political subdivisions	22,016	—	—	—	—	22,016	—
Personal	5,042	11	—	—	11	5,053	—
Subtotal	426,267	3,771	—	178	3,949	430,216	88
Loans acquired with credit deterioration
Real estate - commercial	369	—	—	—	—	369	—
Real estate - mortgage	512	—	—	92	92	604	92
Subtotal	881	—	—	92	92	973	92
	$427,148	$3,771	$—	$270	$4,041	$431,189	$180

							Loans
							Past Due
							Greater
(Dollars in thousands)				Greater			than 89
		30‑59 Days	60‑89 Days	than 89	Total Past		Days and
	Current	Past Due(2)	Past Due	Days	Due	Total Loans	Accruing(1)
As of December 31, 2020
Commercial, financial and agricultural	$73,028	$7	$—	$22	$29	$73,057	$22
Real estate - commercial	122,318	—	—	41	41	122,359	—
Real estate - construction	61,051	—	—	—	—	61,051	—
Real estate - mortgage	139,842	351	453	169	973	140,815	—
Obligations of states and political subdivisions	18,550	—	—	—	—	18,550	—
Personal	5,853	—	14	—	14	5,867	—
Subtotal	420,642	358	467	232	1,057	421,699	22
Loans acquired with credit deterioration
Real estate - commercial	293	—	46	—	46	339	—
Real estate - mortgage	481	50	—	92	142	623	92
Subtotal	774	50	46	92	188	962	92
	$421,416	$408	$513	$324	$1,245	$422,661	$114
(1)	These loans are guaranteed, or well-secured, and there is an effective means of collection in process.
(2)	Loans are considered past due when the borrower is in arrears on two or more monthly payments.

Troubled Debt Restructurings

The Company’s troubled debt restructurings are impaired loans, which may result in a specific allocation and subsequent charge-off if appropriate. The amended terms of the restructured loans vary, and may include interest rates that have been reduced, principal payments that have been reduced or deferred for a period of time and/or maturity dates that have been extended.

As of June 30, 2021, the Company had a recorded investment in troubled debt restructurings of $5,546,000 with no specific reserves, nor any charge-offs related to the troubled debt restructured loans. There were no troubled debt restructured loans in default within 12 months of restructure during the three and six months ended June 30, 2021 or 2020. On December 31, 2020, the Company had a recorded investment in troubled debt restructurings of $3,802,000 with no specific reserves, nor any charge-offs related to the troubled debt restructured loans. The increase in troubled debt restructurings between December 31, 2020 and June 30, 2021 was due to the addition of one hospitality-industry loan, which was granted concessions due to financial difficulty related only in part to the pandemic. The borrower is experiencing cash-flow difficulties and is in the process of liquidating the properties collateralizing the loan. Full payment according to the restructured terms is expected.

The following table presents the loan whose terms were modified resulting in troubled debt restructuring during the three and six months ended June 30, 2021. There were no loan terms modified resulting in troubled debt restructuring during the three and six months ended June 30, 2020.

(Dollars in thousands)		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding
	Contracts	Recorded Investment	Recorded Investment	Recorded Investment
Three and six months ended June 30, 2021
Accruing troubled debt restructurings:
Real estate - commercial	1	$2,254	$2,254	$1,803
	1	$2,254	$2,254	$1,803

The CARES Act permits financial institutions to exclude loan modifications to borrowers affected by the COVID-19 pandemic from TDR treatment if (1) the borrower was not more than 30 days past due as of December 31, 2019, and (2) the loan modification is made between March 1, 2020 and the earlier of January 1, 2022 or 60 days after the end of the coronavirus emergency declaration following the passing of the CAA on December 27, 2020. A loan modification accounted for in accordance with the CARES Act is not treated as a TDR for accounting or disclosure purposes.

In response to the COVID-19 pandemic, the Company established a COVID-19 Modification Program on March 20, 2020 to offer payment relief to certain borrowers. Through this program, the Company has approved interest and/or principal payment deferrals on loans for individuals and businesses affected by the economic impacts of the COVID-19 pandemic. Of the original 207 loans placed on deferral due to the pandemic, only two loans, in the aggregate amount of $5,023,000 remained in deferment as of June 30, 2021. All other loans previously placed in deferment have resumed contractual debt service with none of the $67,158,000 aggregate balances delinquent as of June 30, 2021.

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

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of June 30, 2021 and December 31, 2020.

(Dollars in thousands)		Special
As of June 30, 2021	Pass	Mention	Substandard	Doubtful	Total
Commercial, financial and agricultural	$68,672	$794	$1,096	$—	$70,562
Real estate - commercial	104,197	42,114	6,995	37	153,343
Real estate - construction	37,048	3,635	560	—	41,243
Real estate - mortgage	137,574	270	1,128	—	138,972
Obligations of states and political subdivisions	22,016	—	—	—	22,016
Personal	5,053	—	—	—	5,053
Total	$374,560	$46,813	$9,779	$37	$431,189

(Dollars in thousands)		Special
As of December 31, 2020	Pass	Mention	Substandard	Doubtful	Total
Commercial, financial and agricultural	$71,983	$495	$579	$—	$73,057
Real estate - commercial	99,828	15,198	7,631	41	122,698
Real estate - construction	36,332	24,644	75	—	61,051
Real estate - mortgage	139,787	289	1,317	45	141,438
Obligations of states and political subdivisions	18,550	—	—	—	18,550
Personal	5,867	—	—	—	5,867
Total	$372,347	$40,626	$9,602	$86	$422,661

The decline in special mention real estate – construction loans and the increase in special mention real estate – commercial loans as of June 30, 2021 compared to December 31, 2020 was largely due to two relationships transitioning from a construction phase to permanent loan status.

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

Total goodwill at June 30, 2021 and December 31, 2020 was $9,047,000. Goodwill is not amortized but is tested annually for impairment, or more frequently if certain events occur which might indicate goodwill has been impaired. There was no goodwill impairment during the three and six months ended June 30, 2021 or June 30, 2020.

Intangible Assets

On November 30, 2015, a core deposit intangible in the amount of $303,000 associated with the FNBPA Bancorp, Inc. acquisition was recorded and is being amortized over a ten-year period using a sum of the year’s digits basis. Amortization expense recognized for the intangibles related to the FNBPA acquisition in the three and six months ended June 30, 2021 was $7,000 and $13,000, respectively.

On April 30, 2018, a core deposit intangible in the amount of $289,000 associated with the Liverpool Community Bank acquisition was recorded and is being amortized over a ten-year period using a sum of the year’s digit basis. Amortization expense recognized for the intangible related to the Liverpool Community Bank acquisition in the three and six months ended June 30, 2021 was $10,000 and $19,000, respectively.

The following table shows the amortization schedule for each of the intangible assets recorded.

(Dollars in thousands)	FNBPA	LCB
	Acquisition	Acquisition
	Core	Core
	Deposit	Deposit
	Intangible	Intangible
Beginning Balance at Acquisition Date	$303	$289
Amortization expense recorded prior to January 1, 2020	190	84
Amortization expense recorded in the twelve months
ended December 31, 2020	33	44
Unamortized balance as of December 31, 2020	80	161
Amortization expense recorded in the
six months ended June 30, 2021	13	19
Unamortized balance as of June 30, 2021	$67	$142

Scheduled remaining amortization expense for years ended:
December 31, 2021	$14	$20
December 31, 2022	22	33
December 31, 2023	16	28
December 31, 2024	10	23
December 31, 2025	5	17
December 31, 2026	—	12
After December 31, 2026	—	9

8. BORROWINGS

Borrowings consisted of the following as of June 30, 2021 and December 31, 2020.

(Dollars in thousands)	June 30,	December 31,
	2021	2020
Securities sold under agreements to repurchase	$4,027	$4,750
Overnight advances with FHLB	8,126	—
Short-term debt with FHLB	—	20,000
Federal Reserve Bank advances	—	27,955
Long-term debt with FHLB	35,000	35,000
	$47,153	$87,705

Long-term debt is comprised only of FHLB advances with an original maturity of one year or more. The following table summarizes the scheduled maturities of long-term debt as of June 30, 2021.

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

The maximum number of shares of common stock that may be issued under the Plan is 300,000 shares, and 152,451 shares were available for grant as of June 30, 2021. Shares of common stock issued under the Plan may be treasury shares or authorized but unissued shares. Forfeited awards are returned to the pool of shares available for grant for future awards.

In the first quarter of 2021, 8,839 restricted shares were awarded to certain officers and all directors. Each of the awards vest after three-years, with no interim vesting. As of June 30, 2021, there was $248,000 of unrecognized compensation cost related to all non-vested restricted stock awards. This cost is expected to be recognized through February 2024.

Compensation expense for stock options granted and restricted stock awarded is measured using the fair value of the award on the grant date and is recognized over the vesting period. The Company recognized stock-based compensation expense of $37,000 and $72,000 for the three and six months ended June 30, 2021, respectively, and $34,000 and $63,000 for the three and six months ended June 30, 2020, respectively.

The following table presents a summary of the status of the Company’s non-vested restricted stock awards as of June 30, 2021, and changes during the period then ended is presented below:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested at January 1, 2021	20,175	$19.62
Vested	(4,460)	19.80
Forfeited	(200)	17.90
Granted	8,839	16.55
Non-vested at June 30, 2021	24,354	$18.49

No stock options were awarded during the first six months of 2021. Previously granted stock options vest over three to five years and are exercisable at the grant price, which is at least the fair market value of the stock on the grant date. The Plan provides that the option price per share is not to be less than the fair market value of the stock on the day the option was granted, but in no event less than the par value of such stock. Options granted under the Plan are exercisable no earlier than one year after the date of grant and expire ten years after the date of the grant. All options previously granted under the Plans are scheduled to expire by February 17, 2025.

Total options outstanding as of June 30, 2021 have exercise prices between $17.65 and $18.00, with a weighted average exercise price of $17.78 and a weighted average remaining contractual life of 2.28 years.

As of June 30, 2021, there was no unrecognized compensation cost related to options granted under the Plan and no options were exercised under the Plans during the period.

A summary of the status of the outstanding stock options as of June 30, 2021, and changes during the period then ended is presented below:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at beginning of year	81,547	$17.78
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at end of year	81,547	$17.78

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan under which employees, through payroll deductions, may purchase shares of Company stock annually. The option price of the stock purchases is between 95% and 100% of the fair market value of the stock on the offering termination date as determined annually by the Board of Directors. The maximum number of shares which employees may purchase under the Plan is 250,000; however, the annual issuance of shares may not exceed 5,000 shares plus any unissued shares from prior offerings. There were 4,944 and 4,459 shares issued from treasury under this plan during the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, there were 161,676 shares reserved for issuance under the Employee Stock Purchase Plan.

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

The following tables summarize financial assets and financial liabilities measured at fair value as of June 30, 2021 and December 31, 2020 segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	(Level 1)	(Level 2)	(Level 3)
	Quoted Prices in	Significant	Significant
(Dollars in thousands)	Active Markets	Other	Other
	for Identical	Observable	Unobservable
June 30, 2021	Assets	Inputs	Inputs	Total
Assets measured at fair value on a recurring basis:
Debt securities available for sale:
Obligations of U.S. Government agencies and corporations	$—	$40,999	$—	$40,999
Obligations of state and political subdivisions	—	8,192	—	8,192
Corporate debt securities	—	23,709	4,500	28,209
Mortgage-backed securities	—	264,630	—	264,630
Total debt securities available for sale	$—	$337,530	$4,500	$342,030
Equity securities	$1,178	$—	$—	$1,178
Mortgage servicing rights	$—	$—	$137	$137
Interest rate swaps	$—	$381	$—	$381

Assets measured at fair value on a non-recurring basis:
Impaired loans	$—	$—	$37	$37

	(Level 1)	(Level 2)	(Level 3)
	Quoted Prices in	Significant	Significant
(Dollars in thousands)	Active Markets	Other	Other
	for Identical	Observable	Unobservable
December 31, 2020	Assets	Inputs	Inputs	Total
Assets measured at fair value on a recurring basis:
Debt securities available for sale:
Obligations of U.S. Government agencies and corporations	$—	$22,949	$—	$22,949
Obligations of state and political subdivisions	—	8,282	—	8,282
Corporate debt securities	—	9,523	2,000	11,523
Mortgage-backed securities	—	243,661	—	243,661
Total debt securities available for sale	$—	$284,415	$2,000	$286,415
Equity securities	$1,091	$—	$—	$1,091
Mortgage servicing rights	$—	$—	$158	$158
Liabilities measured at fair value on a recurring basis:
Interest rate swaps	$—	$57	$—	$57

Assets measured at fair value on a non-recurring basis:
Impaired loans	$—	$—	$84	$84

The table below presents a reconciliation of the beginning and ending balances of investment securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six month periods ended June 30, 2021 and 2020.

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Investment Securities:
Beginning balance	$2,000	$—	$2,000	$—
Total gains (loss) included in OCI	—	—	—	—
Purchases	2,500	—	2,500	—
Principal payments and other	—	—	—	—
Sales	—	—	—	—
Balance, end of period	$4,500	$—	$4,500	$—

Mortgage servicing rights and assets measured at fair value on a nonrecurring basis for which Level 3 inputs have been used to determine fair value are immaterial to the Company’s consolidated financial statements.

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

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

	Financial Instruments
(Dollars in thousands)	June 30, 2021		December 31, 2020
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and due from banks	$17,165	$17,165	$11,868	$11,868
Interest bearing deposits with banks	1,020	1,020	19,753	19,753
Interest bearing time deposits with banks	735	735	735	735
Securities	343,208	343,208	287,506	287,506
Restricted investment in bank stock	2,885	N/A	3,423	N/A
Loans, net of allowance for loan losses	427,283	428,351	418,567	424,791
Interest rate swaps	381	381	—	—
Accrued interest receivable	2,230	2,230	2,105	2,105

Financial liabilities:
Non-interest bearing deposits	$179,363	$179,363	$168,115	$168,115
Interest bearing deposits	529,176	532,879	454,751	459,224
Securities sold under agreements to repurchase	4,027	N/A	4,750	N/A
Short-term borrowings	—	20,002	20,000	20,002
FRB advances	—	—	27,955	27,955
Long-term debt	35,000	36,594	35,000	37,365
Interest rate swaps	—	—	57	57
Other interest bearing liabilities	1,572	1,572	1,584	1,585
Accrued interest payable	333	333	448	448

Off-balance sheet financial instruments:
Commitments to extend credit	$—	$—	$—	$—
Letters of credit	—	—	—	—

The following tables present the carrying amount, fair value and placement in the fair value hierarchy of the Company’s financial instruments not previously disclosed as of June 30, 2021 and December 31, 2020. The tables exclude financial instruments for which the carrying amount approximates fair value.

			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices in	Significant	Significant
(Dollars in thousands)			Active Markets	Other	Other
	Carrying		for Identical	Observable	Unobservable
	Amount	Fair Value	Assets or Liabilities	Inputs	Inputs
June 30, 2021
Financial instruments - Assets
Interest bearing time deposits with banks	$735	$735	$—	$735	$—
Loans, net of allowance for loan losses	427,283	428,351	—	—	428,351
Financial instruments - Liabilities
Interest bearing deposits	$529,176	$532,879	$—	$532,879	$—
Long-term debt	35,000	36,594	—	36,594	—
Other interest bearing liabilities	1,572	1,572	—	1,572	—

			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices in	Significant	Significant
(Dollars in thousands)			Active Markets	Other	Other
	Carrying		for Identical	Observable	Unobservable
	Amount	Fair Value	Assets or Liabilities	Inputs	Inputs
December 31, 2020
Financial instruments - Assets
Interest bearing time deposits with banks	$735	$735	$—	$735	$—
Loans, net of allowance for loan losses	418,567	424,791	—	—	424,791
Financial instruments - Liabilities
Interest bearing deposits	$454,751	$459,224	$—	$459,224	$—
Long-term debt	35,000	37,365	—	37,365	—
Other interest bearing liabilities	1,584	1,585	—	1,585	—

11. COMMITMENTS, CONTINGENT LIABILITIES AND GUARANTEES

In the ordinary course of business, the Company makes commitments to extend credit to its customers through letters of credit, loan commitments and lines of credit. At June 30, 2021, the Company had $109,410,000 outstanding in loan commitments and other unused lines of credit extended to its customers as compared to $95,089,000 at December 31, 2020.

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its letters of credit. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third-party. Generally, financial and performance letters of credit have expiration dates within one year of issuance, while commercial letters of credit have longer term commitments. The credit risk involved in issuing letters of credit is essentially the same as the risks that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. The Company had outstanding $3,991,000 and $2,379,000 of financial and performance letters of credit commitments, respectively, as of June 30, 2021 and $1,541,000 and $2,365,000 of financial and performance letters of credit commitments, respectively, as of December 31, 2020. Commercial letters of credit as of June 30, 2021 and December 31, 2020 totaled $7,475,000 and $6,975,000, respectively. Management believes the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The amount of the liability as of June 30, 2021 for payments under letters of credit issued was not material. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk.

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

Trust Fees – include asset management and estate fees. Asset management fees are generally based on a fee schedule, based upon the market value of the assets under management, and recognized monthly when the service obligation is completed. Asset management fees recognized during the three and six month periods ended June 30, 2021 were $92,000 and $184,000, respectively. Asset management fees recognized during the three and six month periods ended June 30, 2020 were $86,000 and $171,000, respectively. Fees for estate management services are based on a specified fee schedule and generally recognized as the following performance obligations are fulfilled: (i) 25% of total estate fee recognized when all estate assets are collected and debts paid, (ii) 50% of the total fee is recognized when the inheritance tax return is filed, and (iii) remaining 25% is recognized when the first and final account is confirmed, settling the estate. Estate fees recognized during the three and six month periods ended June 30, 2021 totaled $23,000 and $43,000, respectively. Estate fees recognized during the three and six month periods ended June 30, 2020 totaled $5,000 and $33,000, respectively.

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

13. DERIVATIVES

The Company uses interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position. The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements.

As of June 30, 2021, interest rate swaps with a notional amount totaling $40,000,000 were designated as cash flow hedges on fixed-rate brokered deposits and certain FHLB advances. As of December 31, 2020, interest rate swaps with a notional amount totaling $40,000,000, were designated as cash flow hedges on certain FHLB advances. The interest rate swaps were determined to be fully effective during the periods presented, and as such, no amount of ineffectiveness have been included in net income. The aggregate fair value of the swaps is recorded in either other assets or other liabilities on the Consolidated Statements of Condition with changes in fair value recorded in other comprehensive income. The Company expects the hedges to remain fully effective during the remaining terms of the swaps.

The following table reflects the notional amounts and fair values of derivatives recorded on the Consolidated Statements of Condition as of June 30, 2021 and December 31, 2020.

(Dollars in thousands)	June 30, 2021		December 31, 2020
		Fair		Fair
		Value		Value
	Notional	Asset	Notional	Asset
	Amount	(Liability)	Amount	(Liability)
Derivatives designated as hedges:
Interest rate swap - pay fixed / receive floating on 3-month brokered deposit	$20,000	$(64)	$—	$—
Interest rate swap - pay fixed / receive floating on 3-month FHLB advance	—	—	20,000	(123)
Interest rate swaps - forward-starting on long-term FHLB advances	20,000	445	20,000	66

The effect of cash flow hedge accounting on accumulated other comprehensive income for the periods ended June 30, 2021 and December 31, 2020 are as follows:

(Dollars in thousands)	June 30, 2021
	Amount of Gain	Location of (Gain)	Amount of (Gain)
	(Loss) Recognized in	Loss Reclassified	Loss Reclassified
	OCI on Derivatives	from OCI into Income	from OCI into Income
Interest rate contracts	$411	Interest expense on short-term borrowings and repurchase agreements	$26

(Dollars in thousands)	December 31, 2020
	Amount of Gain	Location of (Gain)	Amount of (Gain)
	(Loss) Recognized in	Loss Reclassified	Loss Reclassified
	OCI on Derivatives	from OCI into Income	from OCI into Income
Interest rate contracts	$(48)	Interest expense on short-term borrowings and repurchase agreements	$(9)

The effect of cash flow hedge accounting on the Consolidated Statements of Income for the three and six months ended June 30, 2021 and June 30, 2020 was as follows:

Location and Amount of Gain or Loss Recognized in Income on Cash Flow Hedging Relationships

	Interest Income (Expense)		Interest Income (Expense)
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships:
Amount reclassified from AOCI into income	$(22)	$22	$(26)	$22
Total	$(22)	$22	(26)	22

14. SUBSEQUENT EVENTS

On July 20, 2021, the Board of Directors declared a cash dividend of $0.22 per share to shareholders of record on August 16, 2021, payable on September 1, 2021.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements:

The information contained in this Quarterly Report on Form 10-Q contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder). These forward-looking statements may include projections of, or guidance on, the Corporation’s future financial performance, expected levels of future expenses, including future credit losses, anticipated growth strategies, descriptions of new business initiatives and anticipated trends in the Corporation’s business or financial results. When words such as "may”, "should”, "will”, "could”, "estimates”, "predicts”, "potential”, "continue”, "anticipates”, "believes”, "plans”, "expects”, "future”, "intends”, “projects”, the negative of these terms and other comparable terminology are used in this release, Juniata is making forward-looking statements. Any forward-looking statement made by us in this document is based only on Juniata’s current expectations, estimates and projections about future events and financial trends affecting the financial condition of its business based on information currently available to us and speaks only as of the date when made. Juniata undertakes no obligation to publicly update or revise forward looking information, whether as a result of new or updated information, future events, or otherwise. Forward-looking statements are not historical facts or guarantees of future performance. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of the Corporation’s control, and actual results to differ materially from this forward-looking information. Therefore, you should not unduly rely on any of these forward-looking statements.  Many factors could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements, including, but not limited to: (i) the factors set forth in the sections of Juniata’s Annual Report on Form 10-K for the year ended December 31, 2020, titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and factors set forth in other current and periodic reports which Juniata has or will file with the Securities and Exchange Commission, and (ii) the following factors:

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

COVID-19 Update:

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law, providing relief from certain loan modification accounting requirements under U.S. GAAP. The CARES Act permits the suspension of ASC 310-40 for loan modifications that are made by financial institutions in response to the COVID-19 pandemic if (1) the borrower was not more than 30 days past due as of December 31, 2019, and (2) the loan modification is made between March 1, 2020 and the earlier of January 1, 2022 or 60 days after the end of the coronavirus emergency declaration following the passing of the 2021 Consolidated Appropriations Act (“CAA”) on December 27, 2020. A loan modification accounted for in accordance with the CARES Act is not treated as a TDR for accounting or disclosure purposes.

In response to the COVID-19 pandemic, the Company established a COVID-19 Modification Program on March 20, 2020 to offer payment relief to certain borrowers. Through this program, the Company approved interest and/or principal payment deferrals on loans for individuals and businesses affected by the economic impacts of the COVID-19 pandemic. Juniata experienced favorable asset quality trends and net recoveries of previously charged-off loans during the six months ended June 30, 2021. Of the original 207 loans placed on deferral due to the pandemic, only two loans, in the aggregate amount of $5,023,000 remained in deferment as of June 30, 2021. All other loans previously placed in deferment have resumed contractual debt service with none of the $67,158,000 aggregate balances delinquent as of June 30, 2021.

As part of the CARES Act and in recognition of the challenging circumstances faced by small businesses, Congress created the Paycheck Protection Program (“PPP”), in which the Company is a participant. Loans made pursuant to the PPP are fully guaranteed as to principal and accrued interest by the SBA, and therefore, require a zero percent risk weight for risk-based capital requirements. The SBA reimburses PPP lenders for any amount of a PPP covered loan that is forgiven. PPP lenders are not held liable for any representations made by PPP borrowers in connection with a borrower's request for PPP covered loan forgiveness.

The CAA also provided several amendments to the PPP, including adding additional funding for first and second draws of PPP loans up to June 30, 2021. On March 30, 2021, the PPP Extension Act of 2021 was signed into law, extending the program to May 31, 2021.

The Company participated in the PPP and funded 508 first round PPP loans totaling $32,064,000 in 2020 and, as of June 30, 2021, funded 362 second round PPP loans totaling $18,931,000. As of June 30, 2021, 107 of the first round PPP loans, totaling $6,695,000, remained outstanding, while all other first round PPP loans have been forgiven. Forgiveness determinations on the second round PPP loans have not yet commenced. As of June 30, 2021, 469 PPP loans remained outstanding with a total balance of $24,563,000, net of remaining deferred fees of $1,063,000.

On April 7, 2020, the Federal Reserve Banks extended credit under the Paycheck Protection Program Liquidity Facility (“PPPLF”) to provide liquidity to small business lenders and the broader credit markets, and to help stabilize the financial system. Only PPP covered loans guaranteed by the SBA under the Paycheck Protection Program with respect to both principal and interest, and that are originated by an eligible institution, may be pledged as collateral to the Federal Reserve Banks. The Company participated in the PPPLF and as of June 30, 2021, had repaid all Federal Reserve Bank advances.

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

General:

The following discussion relates to the consolidated financial condition of the Company as of June 30, 2021, compared to December 31, 2020, and the consolidated results of operations for the three and six months ended June 30, 2021, compared to the same periods in 2020. This discussion should be read in conjunction with the interim consolidated financial statements and related notes included herein.

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

Financial Condition:

Total assets as of June 30, 2021, were $835,785,000, an increase of $42,067,000, or 5.3%, compared to December 31, 2020. Comparing asset balances on June 30, 2021 and December 31, 2020, total cash and cash equivalents decreased by $23,436,000, as excess cash was used to repay the remaining $27,955,000 in FRB advances in 2021. Over the same period, debt securities available for sale and loans increased by $55,615,000 and $8,528,000, respectively, funded by deposit growth. As of June 30, 2021, total deposits increased by $85,673,000, or 13.8%, compared to December 31, 2020, primarily due to customers depositing government stimulus payments and PPP loan balances that were deposited.

The table below shows changes in deposit volumes by type of deposit between December 31, 2020 and June 30, 2021.

(Dollars in thousands)	June 30,	December 31,	Change
	2021	2020	$	%
Deposits:
Demand, non-interest bearing	$179,363	$168,115	$11,248	6.7%
Interest bearing demand and money market	237,046	176,469	60,577	34.3
Savings	141,726	123,572	18,154	14.7
Time deposits, $250,000 and more	14,218	13,475	743	5.5
Other time deposits	136,186	141,235	(5,049)	(3.6)
Total deposits	$708,539	$622,866	$85,673	13.8%

As shown in the table below, total loans increased $8,528,000, or 2.0%, between December 31, 2020 and June 30, 2021. This increase was primarily in the real estate – commercial class, which increased both from organic loan growth as well as from the transition of two large relationships from the real estate – construction loan class as of December 31, 2020 to permanent loan status in the real estate – commercial loan class as of June 30, 2021. PPP loans, which are included in the commercial, financial and agricultural class, accounted for the decline in this class as of June 30, 2021 compared to December 31, 2020 due to forgiveness payments exceeding originations by $3,089,000.

(Dollars in thousands)	June 30,	December 31,	Change
	2021	2020	$	%
Loans:
Commercial, financial and agricultural	$70,562	$73,057	$(2,495)	(3.4)%
Real estate - commercial	153,343	122,698	30,645	25.0
Real estate - construction	41,243	61,051	(19,808)	(32.4)
Real estate - mortgage	138,972	141,438	(2,466)	(1.7)
Obligations of states and political subdivisions	22,016	18,550	3,466	18.7
Personal	5,053	5,867	(814)	(13.9)
Total loans	$431,189	$422,661	$8,528	2.0%

A summary of the activity in the allowance for loan losses for each of the six month periods ended June 30, 2021 and 2020 is presented below.

(Dollars in thousands)	Six months ended June 30,
	2021	2020
Balance of allowance - January 1	$4,094	$2,961
Loans charged off	(8)	(28)
Recoveries of loans previously charged off	99	73
Net recoveries	91	45
Provision for loan losses	(279)	552
Balance of allowance - end of period	$3,906	$3,558

Ratio of net recoveries during period to average loans outstanding	(0.02)%	(0.01)%

Juniata experienced favorable asset quality trends and net recoveries of previously charged-off loans during the six months ended June 30, 2021. Of the original 207 loans placed on deferral due to the pandemic, two loans, in the aggregate amount of $5,023,000 remained in deferment as of June 30, 2021. All other loans previously placed in deferment have resumed contractual debt service, and none of the $67,158,000 aggregate balances of those loans was delinquent as of June 30, 2021. Juniata continued to apply elevated qualitative risk factors to all loan segments in the loan portfolio in its allowance for loan loss analysis in the first six months of 2021 due to the remaining uncertainty of the strength of the economy, as well as the lingering effects and duration of the pandemic. However, because borrowers with loans previously placed in deferment have shown the ability to continue making payments under contractual debt service, management reduced the level of risk originally established on these loans. Due to the positive asset quality trends noted above and sustained performance of the loan portfolio, the analysis resulted in a provision credit of $279,000 for the six months ended June 30, 2021 compared to a provision expense of $552,000 recorded in the six months ended June 30, 2020.

As of June 30, 2021, 23 loans (exclusive of loans acquired with existing credit deterioration) with aggregate outstanding balances of $5,800,000 were individually evaluated for impairment. The increase in impaired loans between December 31, 2020 and June 30, 2021 was due to the addition of one hospitality-industry loan classified as a troubled debt restructuring in 2021. A collateral analysis was performed on each of the loans individually evaluated for impairment in order to establish a portion of the reserve needed to carry the impaired loans at no higher than the fair value of their collateral. Following the analysis, no loans were determined to have insufficient collateral at June 30, 2021 requiring the establishment of specific reserves.

As of June 30, 2021, there were $46,813,000 loans classified as special mention compared to $40,626,000 at December 31, 2020, $9,779,000 classified as substandard loans at June 30, 2021 compared to $9,602,000 at December 31, 2020, and $37,000 classified as doubtful loans at June 30, 2021 compared to $86,000 at December 31, 2020.

Management believes that the reserves carried are adequate to cover probable incurred losses related to these relationships as of June 30, 2021. There are uncertainties about the lasting effects of the COVID-19 impact on the economy. Such effects could have a material impact on future results of operations if businesses are not able to remain solvent and unemployment remains high. Management believes the Company has sufficient liquidity and capital and an adequate allocation for loan losses to withstand losses that may occur, but continues to closely monitor the financial strength of borrowers whose ability to comply with repayment terms may become permanently impaired.

The following is a summary of the Bank’s non-performing loans, exclusive of loans acquired with credit deterioration, on June 30, 2021 compared to December 31, 2020.

(Dollar amounts in thousands)	June 30, 2021	December 31, 2020
Non-performing loans
Non-accrual loans	$250	$422
Accruing loans past due 90 days or more	88	22
Total	$338	$444

Loans outstanding	$431,189	$422,661

Ratio of non-performing loans to loans outstanding	0.08%	0.11%

Total non-performing loans as of June 30, 2021 decreased $106,000 over total non-performing loans as of December 31, 2020. Contributing to the decline was a $61,000 non-accrual loan placed in foreclosure, as well as $62,000 non-accrual loan upgraded to accrual status in 2021.

Stockholders’ equity decreased from December 31, 2020 to June 30, 2021 by $2,848,000, or 3.7%, mainly due to unrealized losses resulting from the change in market value of debt securities available for sale.

Subsequent to June 30, 2021, the following event took place:

On July 20, 2021, the Board of Directors declared a cash dividend of $0.22 per share to shareholders of record on August 16, 2021, payable on September 1, 2021.

Comparison of the Three Months Ended June 30, 2021 and 2020

Operations Overview:

Net income for the second quarter of 2021 was $1,739,000, an increase of $134,000, or 8.3%, when compared to the second quarter of 2020. Basic and diluted earnings per share increased 9.4% and 12.9%, respectively, to $0.35, in the second quarter of 2021 compared to basic and diluted earnings per share of $0.32 and $0.31, respectively, in the second quarter of 2020.

Annualized return on average equity for the three months ended June 30, 2021 was 9.54%, compared to the return on average equity of 8.40% for the same period in 2020. For the three months ended June 30, annualized return on average assets was 0.85% in 2021, compared to 0.88% in 2020.

Presented below are selected key ratios for the two periods:

	Three Months Ended
	June 30,
	2021	2020
Return on average assets (annualized)	0.85%	0.88%
Return on average equity (annualized)	9.54%	8.40%
Average equity to average assets	8.89%	10.44%
Non-interest income, excluding gain/loss on sales and calls of securities and change in value of equity securities, as a percentage of average assets (annualized)	0.60%	0.54%
Non-interest expense, excluding long-term debt prepayment penalty, as a percentage of average assets (annualized)	2.37%	2.35%

The discussion that follows further explains changes in the components of net income when comparing the second quarter of 2021 with the second quarter of 2020.

Net Interest Income:

Net interest income was $5,193,000 during the three months ended June 30, 2021 when compared to $5,118,000 during the three months ended June 30, 2020. Total interest income decreased by $63,000 during the second quarter of 2021 compared to the same period in 2020 due to a decline in interest income on taxable securities, while total interest expense decreased by $138,000 over the same periods due to a decline in interest expense on deposits.

Overall, average earning assets increased 13.9% in the second quarter of 2021 compared to the second quarter of 2020, while average interest bearing liabilities increased 16.4% over the same periods. The net interest margin, on a fully tax equivalent basis, decreased from 3.10% during the three months ended June 30, 2020 to 2.75% during the three months ended June 30, 2021.

Average loan balances increased by $17,476,000 and interest on loans increased by $13,000 during the second quarter of 2021 compared to the same period in 2020 due to increases in both organic loan growth, as well as PPP loan origination activity. Average PPP loans were $31,154,000 during the three months ended June 30, 2021 compared to $22,483,000 during the three months ended June 30, 2020. The increase in the average volume of loans outstanding increased interest income by $196,000, while the 19 basis point decline in the weighted average yield on loans decreased interest income by $183,000.

The average balance of investment securities increased $83,735,000, while interest earned on investment securities declined by $72,000 in the second quarter of 2021 compared to the second quarter of 2020. The increase in the average balance on investment securities during the period increased interest income by $451,000, while the decline in yield on investment securities decreased interest income by $523,000.

Average earning assets increased $93,601,000, to $766,892,000, when comparing the three months ended June 30, 2021 to the three months ended June 30, 2020 due to a 34.9% increase in average investment securities, as well as a 4.2% increase in average loans. The yield on earning assets declined 49 basis points, to 3.15%, during the three months ended June 30, 2021, from 3.64% during the same period in 2020. The average balance of interest bearing liabilities increased over the period by $79,146,000 compared to the same 2020 period, while the cost to fund interest bearing assets with interest bearing liabilities decreased 22 basis points, to 0.59%, during the second quarter of 2021 compared to the same period in 2020.

The table below shows the net interest margin on a fully tax-equivalent basis for the three months ended June 30, 2021 and 2020.

Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended			Three Months Ended
(Dollars in thousands)	June 30, 2021			June 30, 2020			Increase (Decrease) Due To (6)
	Average		Yield/	Average		Yield/
	Balance(1)	Interest	Rate	Balance(1)	Interest	Rate	Volume	Rate	Total
ASSETS
Interest earning assets:
Taxable loans (5)	$400,109	$4,549	4.56%	$385,635	$4,556	4.75%	$172	$(179)	$(7)
Tax-exempt loans	31,667	245	3.10	28,665	225	3.16	24	(4)	20
Total loans	431,776	4,794	4.45	414,300	4,781	4.64	196	(183)	13
Taxable investment securities	317,086	1,187	1.50	233,051	1,257	2.16	453	(523)	(70)
Tax-exempt investment securities	6,299	38	2.41	6,599	40	2.42	(2)	—	(2)
Total investment securities	323,385	1,225	1.52	239,650	1,297	2.16	451	(523)	(72)

Interest bearing deposits	6,126	6	0.37	12,528	9	0.29	(4)	1	(3)
Federal funds sold	5,605	—	0.01	6,813	1	0.03	(1)	—	(1)
Total interest earning assets	766,892	6,025	3.15	673,291	6,088	3.64	642	(705)	(63)

Other assets (7)	53,169			58,737
Total assets	$820,061			$732,028

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing demand deposits (2)	$225,907	86	0.15	$165,610	79	0.19	$29	$(22)	$7
Savings deposits	138,873	17	0.05	107,140	15	0.06	5	(3)	2
Time deposits	151,590	494	1.31	152,553	636	1.68	(4)	(138)	(142)
Short-term and long-term borrowings and other interest bearing liabilities	46,249	235	2.04	58,170	240	1.66	(50)	45	(5)
Total interest bearing liabilities	562,619	832	0.59	483,473	970	0.81	(20)	(118)	(138)

Non-interest bearing liabilities:
Demand deposits	179,586			158,672
Other	4,921			13,426
Stockholders’ equity	72,935			76,457
Total liabilities and stockholders’ equity	$820,061			$732,028
Net interest income and net interest rate spread		$5,193	2.56%		$5,118	2.83%	$662	$(587)	$75
Net interest margin on interest earning assets (3)			2.72%			3.06%
Net interest income and net interest margin - Tax equivalent basis (4)		$5,268	2.76%		$5,188	3.10%

Notes:

1)	Average balances were calculated using a daily average.
2)	Includes interest-bearing demand and money market accounts.
3)	Net margin on interest earning assets is net interest income divided by average interest earning assets.
4)	Interest on obligations of states and municipalities is not subject to federal income tax. In order to make the net yield comparable on a fully taxable basis, a tax equivalent adjustment is applied against the tax-exempt income utilizing a federal tax rate of 21%.
5)	Non-accruing loans are included in the above table until they are charged off.
6)	The change in interest due to rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
7)	Includes gross unrealized gains (losses) on securities available for sale.

Provision for Loan Losses:

In the second quarter of 2021, a $200,000 loan loss provision credit was recorded, compared to a provision expense of $196,000 in the second quarter of 2020. Based on an analysis of the allowance of loan losses as of June 30, 2021, the decreased provision was primarily the result of continued improvement in asset quality trends and net recoveries. Additionally, management reduced the level of risk originally established on COVID deferred loans because borrowers have shown the ability to continue making payments under contractual debt service.

Management regularly reviews the adequacy of the allowance for loan losses and makes assessments as to specific loan impairment, charge-off expectations, general economic conditions in the Bank’s market area, specific loan quality and other factors. See the earlier discussion in the Financial Condition section explaining the information used to determine the provision.

Non-interest Income:

Non-interest income in the second quarter of 2021 was $1,302,000 compared to $1,557,000 in the second quarter of 2020, a decrease of $255,000, or 16.4%. Excluding net gains on sales and calls of securities and the change in value of equity securities, non-interest income increased $252,000, or 25.5%, in the second quarter of 2021 compared to the second quarter of 2020.

Most significantly impacting non-interest income in the comparative three month periods was a $497,000 decrease in the gain on sales and calls of securities in the second quarter of 2021 compared to the second quarter of 2020. Partially offsetting this decline in the second quarter of 2021 were increases of $44,000 in customer service fees, $79,000 in debit card fee income and $69,000 in fees derived from loan activity compared to the comparable 2020 period.

As a percentage of average assets, annualized non-interest income was 0.64% in the second quarter of 2021 compared to 0.85% in the second quarter of 2020. Excluding the gain on sales and calls of securities and change in value of equity securities, the percentage of average assets to annualized non-interest income was 0.60% in the second quarter of 2021 compared to 0.54% in the second quarter of 2020.

Non-interest Expense:

Non-interest expense was $4,867,000 for the three months ended June 30, 2021, compared to $4,817,000 for the same period in 2020, an increase of $50,000, or 1.0%.

Most significantly impacting non-interest expense in the comparative three month periods was a $479,000 increase in employee compensation and benefits expenses as staffing levels in the second quarter of 2021 were at pre-pandemic levels compared to a reduced staff during the second quarter of 2020 when some employees were furloughed. Additionally, data processing expense increased $110,000 in the second quarter of 2021 compared to the second quarter of 2020, predominantly due to the launch of Juniata’s new online deposit account opening platform. Partially offsetting these increases, was a $524,000 decline in long-term debt prepayment penalties for the three months ended June 30, 2021, as no prepayment penalties were recorded in the second quarter of 2021. Exclusive of the debt prepayment penalty in 2020, non-interest expense increased 13.4% in the second quarter of 2021 compared to the second quarter of 2020.

As a percentage of average assets, annualized non-interest expense was 2.37% in the second quarter of 2021 compared to 2.63% in the second quarter of 2020. Excluding the long-term debt prepayment penalty, average assets as a percentage of annualized non-interest expense was 2.35% in the second quarter of 2020.

Provision for income taxes:

An income tax provision of $89,000 was recorded in the second quarter of 2021 compared to a tax provision of $57,000 recorded in the second quarter of 2020, primarily due to higher taxable income recorded in the 2021 period.

The Company qualifies for a federal tax credit for a low-income housing project investment, and the tax provisions for each period reflect the application of the tax credit. For the second quarters of 2021 and 2020, the tax credits were $226,000 in each period, offsetting $315,000 and $283,000 in tax expense in the 2021 and 2020 periods, respectively. For the second quarter of 2021, the tax credit lowered the effective tax rate from 17.2% to 4.9% compared to the same period in 2020, when the tax credit lowered the effective tax rate from 17.0% to 3.4%.

Comparison of the Six Months Ended June 30, 2021 and 2020

Operations Overview:

Net income for the first six months of 2021 was $3,374,000, an increase of $731,000, or 27.7%, when compared to the first six months of 2020, while basic and diluted earnings per share increased by 28.8%, to $0.67, during the first six months of 2021 compared to basic and diluted earnings per share of $0.52 during the comparable 2020 period. Annualized return on average equity for the six months ended June 30, 2021 was 9.10%, compared to 6.98% for the same period in 2020. For the six months ended June 30, annualized return on average assets was 0.84% in 2021, compared to 0.76% in 2020.

Presented below are selected key ratios for the two periods:

	Six Months Ended
	June 30,
	2021	2020
Return on average assets (annualized)	0.84%	0.76%
Return on average equity (annualized)	9.10%	6.98%
Average equity to average assets	9.18%	10.84%
Non-interest income, excluding gain/loss on sales and calls of securities and change in value of equity securities, as a percentage of average assets (annualized)	0.60%	0.61%
Non-interest expense, excluding long-term debt prepayment penalty, as a percentage of average assets (annualized)	2.34%	2.59%

The discussion that follows further explains changes in the components of net income when comparing the first six months of 2021 to the first six months of 2020.

Net Interest Income:

Net interest income was $10,136,000 during the six months ended June 30, 2021 compared to $10,119,000 recorded during the six months ended June 30, 2020. Total interest income decreased by $366,000 during the first half of 2021 compared to the first half of 2020 mainly due to a decline in interest income on taxable securities and loans, while total interest expense decreased by $383,000 over the same period due to a decline in interest expense on deposits and long-term debt as $10,000,000 in FHLB long-term advances were repaid in April 2020.

Overall, average earning assets increased 17.5%, while average interest bearing liabilities increased 19.0% during the six months ended June 30, 2021 compared to the same period in 2020. Over the same period, net interest margin, on a fully tax equivalent basis, decreased from 3.21% during the six months ended June 30, 2020 to 2.75% during the six months ended June 30, 2021.

Average loan balances increased by $28,521,000, or 7.1%, during the first six months of 2021, while interest income on loans declined by $88,000 over the same period compared to the first six months of 2020. PPP loan origination activity was a significant factor in the increase in average loan balances between periods as average PPP loans were $31,001,000 during the six months ended June 30, 2021 compared to $11,258,000 during the six months ended June 30, 2020. PPP loans contributed $625,000 in fee income in the first six months of 2021 compared to $178,000 in the first six months of 2020. The increase in the average volume of loans outstanding during the six months ended June 30, 2021 compared to the six months ended June 30, 2020 increased interest income by $680,000, while the 35 basis point decrease in the weighted average yield on loans decreased interest income by approximately $768,000.

The average balance of investment securities increased by $86,131,000 in the first six months of 2021 compared to the first six months of 2020, while interest earned on investment securities decreased $224,000. The change in the average balance increased interest income by $966,000, while the decline in the overall pre-tax yield of 77 basis points on the investment securities portfolio resulted in a decrease in interest income of $1,190,000.

Average earning assets increased $112,256,000 to $753,883,000, primarily due to the 38.8% increase in average investment securities. The yield on earning assets decreased to 3.17% during the six months ended June 30, 2021 from 3.83% in the same period in 2020. The average balance of interest bearing liabilities increased over the period by $88,518,000 to $554,330,000, compared to the same period in 2020. In addition, the cost to fund interest bearing assets with interest bearing liabilities decreased 29 basis points, to 0.62%, during the first six months of 2021 compared to the same period in 2020. The yields on earning assets and cost of funds were affected by the 225 basis point decline in the prime rate and the federal funds target range between the first half of 2020 and 2021.

The table below shows the net interest margin on a fully tax-equivalent basis for the six months ended June 30, 2021 and 2020.

	Six Months Ended			Six Months Ended
(Dollars in thousands)	June 30, 2021			June 30, 2020			Increase (Decrease) Due To (6)
	Average		Yield/	Average		Yield/
	Balance(1)	Interest	Rate	Balance(1)	Interest	Rate	Volume	Rate	Total
ASSETS
Interest earning assets:
Taxable loans (5)	$399,391	$9,093	4.59%	$373,742	$9,207	4.95%	$635	$(749)	$(114)
Tax-exempt loans	31,536	478	3.06	28,664	452	3.17	45	(19)	26
Total loans	430,927	9,571	4.48	402,406	9,659	4.83	680	(768)	(88)
Taxable investment securities	301,935	2,193	1.45	216,687	2,430	2.24	956	(1,193)	(237)
Tax-exempt investment securities	6,301	76	2.41	5,418	63	2.33	10	3	13
Total investment securities	308,236	2,269	1.47	222,105	2,493	2.24	966	(1,190)	(224)

Interest bearing deposits	8,477	11	0.26	10,973	52	0.95	(12)	(29)	(41)
Federal funds sold	6,243	0	0.01	6,143	13	0.44	—	(13)	(13)
Total interest earning assets	753,883	11,851	3.17	641,627	12,217	3.83	1,634	(2,000)	(366)

Other assets (7)	53,656			56,588
Total assets	$807,539			$698,215

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing demand deposits (2)	$204,369	153	0.15	$156,463	243	0.31	$75	$(164)	$(89)
Savings deposits	134,167	33	0.05	103,028	40	0.08	12	(19)	(7)
Time deposits	152,371	1,030	1.36	151,766	1,277	1.69	5	(253)	(248)
Short-term and long-term borrowings and other interest bearing liabilities	63,423	499	1.59	54,555	538	1.98	88	(127)	(39)
Total interest bearing liabilities	554,330	1,715	0.62	465,812	2,098	0.91	180	(563)	(383)

Non-interest bearing liabilities:
Demand deposits	174,255			147,500
Other	4,817			9,202
Stockholders’ equity	74,137			75,701
Total liabilities and stockholders’ equity	$807,539			$698,215
Net interest income and net interest rate spread		$10,136	2.55%		$10,119	2.92%	$1,454	$(1,437)	$17
Net interest margin on interest earning assets (3)			2.71%			3.17%
Net interest income and net interest margin - Tax equivalent basis (4)		$10,283	2.75%		$10,256	3.21%

Notes:

1)	Average balances were calculated using a daily average.
2)	Includes interest-bearing demand and money market accounts.
3)	Net margin on interest earning assets is net interest income divided by average interest earning assets.
4)	Interest on obligations of states and municipalities is not subject to federal income tax. To make the net yield comparable on a fully taxable basis, a tax equivalent adjustment is applied against the tax-exempt income utilizing a federal tax rate of 21%.
5)	Non-accruing loans are included in the above table until they are charged off.
6)	The change in interest due to rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
7)	Includes gross unrealized gains (losses) on securities available for sale.

Provision for Loan Losses:

In the first six months of 2021, the provision for loan losses was a credit of $279,000, compared to a provision expense of $552,000 in the first six months of 2020. The decline in the provision in 2021 compared to the 2020 period was due to favorable asset quality trends and net recoveries of previously charged-off loans. Additionally, management reduced the level of risk originally established on COVID deferred loans because borrowers have shown the ability to continue making payments under contractual debt service.

Management regularly reviews the adequacy of the allowance for loan losses and makes assessments as to specific loan impairment, charge-off expectations, general economic conditions in the Bank’s market area, specific loan quality and other factors. See the earlier discussion in the Financial Condition section explaining the information used to determine the provision.

Non-interest Income:

Non-interest income in the first six months of 2021 was $2,574,000 compared to $2,551,000 in the first six months of 2020, an increase of $23,000, or 0.9%. Excluding net gains on sales and calls of securities and the change in value of equity securities, non-interest income increased $527,000, or 26.5%, in the second quarter of 2021 compared to the second quarter of 2020.

Most significantly impacting the comparative six month periods was a $504,000 decline in the gain on sales and calls of securities in 2021 over the comparable 2020 period due to the execution of a balance sheet strategy in 2020 that produced $549,000 in security gains to offset a $524,000 prepayment penalty on the extinguishment of long-term debt. Partially offsetting this decline were increases of $255,000 in the change in value of equity securities, $168,000 in debit card fee income and $106,000 in fees derived from loan activity during the first half of 2021 compared to the comparable 2020 period.

As a percentage of average assets, annualized non-interest income was 0.64% in the first six months of 2021 compared to 0.73% in the comparable 2020 period. As a percentage of average assets, annualized non-interest income, exclusive of net gains/losses on the sales of securities and the change in value of equity securities, was 0.60% in the first six months of 2021 compared to 0.61% in the first six months of 2020.

Non-interest Expense:

Non-interest expense was $9,455,000 for the six months ended June 30, 2021 compared to $9,577,000 for the same period in 2020, a decrease of $122,000.

Most significantly impacting non-interest expense in the comparative six month periods was a $524,000 decline in long-term debt prepayment penalties as no prepayment penalty was recorded during the six months ended June 30, 2021. Partially offsetting this decline between periods was an increase of $225,000 in employee compensation expense as staffing levels in the first half of 2021 returned to pre-pandemic levels compared to the comparable 2020 period when some employees were furloughed. Data processing expense also increased by $192,000 during the six months ended June 30, 2021, compared to the same 2020 period, predominantly due to the expenses incurred from the launch of Juniata’s new online deposit account opening platform at the end of 2020.

As a percentage of average assets, annualized non-interest expense was 2.34% in the first months of 2021 compared to 2.74% in the first six months of 2020. Excluding the long-term debt prepayment penalty recorded during the six months ended June 30, 2020, annualized non-interest expense was 2.59% through the first half of 2020.

Provision for income taxes:

An income tax provision of $160,000 was recorded in the first six months of 2021 compared to an income tax benefit of $102,000 recorded in the first six months of 2020, primarily due to higher taxable income earned in the 2021 period. Additionally, under the provisions of the CARES Act, the Company recorded a tax refund in excess of its deferred tax carrying value, resulting in a $57,000 credit to income tax expense in 2020.

The Company qualifies for a federal tax credit for a low-income housing project investment, and the tax provisions for each period reflected the application of the tax credit. For the first six months of 2021 and 2020, the tax credits were $451,000 in both periods, offsetting $611,000 in tax expense recorded during the six months ended June 30, 2021 and $349,000 in tax expense recorded in the comparable 2020 period. The tax credit lowered the effective tax rate from 17.3% to 4.5% during the first six months of 2021 compared to the same period in 2020, when the tax credit lowered the effective tax rate from 13.9% to (0.40)%.

Liquidity:

The objective of liquidity management is to ensure that sufficient funding is available, at a reasonable cost, to meet the ongoing operational cash needs of the Company and to take advantage of income producing opportunities as they arise. While the desired level of liquidity will vary depending upon a variety of factors, it is the primary goal of the Company to maintain a high level of liquidity in all economic environments. Principal sources of asset liquidity are provided by loans and securities maturing in one year or less, and other short-term investments, such as federal funds sold and cash and due from banks. Liability liquidity, which is more difficult to measure, can be met by attracting deposits and maintaining the core deposit base. The Company is a member of the Federal Home Loan Bank of Pittsburgh for the purpose of providing short-term liquidity when other sources are unable to fill these needs. During the six months ended June 30, 2021, overnight borrowings from the Federal Home Loan Bank averaged $1,190,000. As of June 30, 2021, the Company had no short-term borrowings, but had $35,000,000 in long-term debt with the Federal Home Loan Bank with a remaining unused borrowing capacity with the Federal Home Loan Bank of $137,329,000.

The Company also has a source for obtaining brokered deposits as an additional funding alternative. As of June 30, 2021, brokered deposits of $20,000,000 were included in total interest-bearing deposits.

Funding derived from securities sold under agreements to repurchase (accounted for as collateralized financing transactions) is available through corporate cash management accounts for business customers. This product provides the Company with the ability to pay interest on corporate checking accounts.

In view of the sources previously mentioned, management believes that the Company’s liquidity is capable of providing the funds needed to meet operational cash needs.

Off-Balance Sheet Arrangements:

The Company’s consolidated financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk, credit risk, and interest rate risk. These commitments consist mainly of loans approved but not yet funded, unused lines of credit and outstanding letters of credit. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third-party. Generally, financial and performance letters of credit have expiration dates within one year of issuance, while commercial letters of credit have longer term commitments. The credit risk involved in issuing letters of credit is essentially the same as the risks that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. The Company had $3,991,000 and $2,379,000 of financial and performance letters of credit commitments outstanding as of June 30, 2021 and December 31, 2020, respectively. Commercial letters of credit as of June 30, 2021 and December 31, 2020 totaled $7,475,000 and $6,975,000, respectively.

Management believes the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of June 30, 2021 for payments under letters of credit issued was not material. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk.

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

At June 30, 2021, the Bank exceeded the regulatory requirements to be considered a "well capitalized" financial institution under Basel III. The Bank’s CET1 and Tier 1 Capital ratio was 12.32%, its Total Capital ratio was 13.07% and its Tier 1 leverage ratio was 7.86%. The Bank also maintain capital sufficient to cover the additional 2.5% capital conservation buffer.

The Company’s principal source of funds for dividend payments is dividends received from the Bank. Certain regulatory restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. At June 30, 2021, $36,296,000 in undistributed earnings of the Bank, included in the consolidated stockholders’ equity, was available for distribution to the Company as dividends without prior regulatory approval, subject to regulatory capital requirements.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2021, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined by the Securities Exchange Act of 1934 (“Exchange Act”), Rule 13a-15(e). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting.

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

Item 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company periodically repurchases shares of its common stock under the share repurchase program approved by the Board of Directors. In December of 2016, the Board of Directors authorized the repurchase of an additional 200,000 shares of its common stock through its share repurchase program. The program will remain authorized until all approved shares are repurchased, unless terminated by the Board of Directors. As of August 13, 2021, 20,791 shares remained available to purchase under that program. Transactions pursuant to the repurchase program in the three month period ended June 30, 2021 are shown below.

			Total Number of
	Total Number		Shares Purchased as	Maximum Number of
	of Shares	Average	Part of Publicly	Shares that May Yet Be
	Purchased or Restricted	Price Paid	Announced Plans or	Purchased Under the
Period	Shares Forfeited	per Share	Programs	Plans or Programs (1)
April 1-30, 2021	—	$—	—	32,404
May 1-31, 2021	—	—	—	32,404
June 1-30, 2021	11,613	16.85	11,613	20,791

Totals	11,613		11,613	20,791

No repurchase plan or program expired during the quarter. The Company has no stock repurchase plan or program that it has determined to terminate prior to expiration or under which it does not intend to make further purchases.

Item 3.         DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4.         MINE SAFETY DISCLOSURES

Not applicable

Item 5.         OTHER INFORMATION

None

Item 6.        EXHIBITS

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3(i) to the Company’s Current Report on Form 8-K filed with the SEC on November 12, 2015)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the SEC on February 27, 2019)
3.3	Amended and Restated Juniata Valley Financial Corp. Employee Stock Purchase Plan
31.1	Rule 13a – 14(a)/15d – 14(a) Certification of President and Chief Executive Officer
31.2	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of President and Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Juniata Valley Financial Corp.
(Registrant)

Date:	AUGUST 13, 2021	By:	/s/ Marcie A. Barber
Marcie A. Barber, President
Chief Executive Officer
(Principal Executive Officer)

Date:	August 13, 2021	By:	/s/ JoAnn N. McMinn
JoAnn N. McMinn
Chief Financial Officer
(Principal Accounting Officer and
Principal Financial Officer)