Form 10-Q
period 2021-09-30
JUNIATA VALLEY FINANCIAL CORP
filed 2021-11-15
CIK 714712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes        ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 15, 2021
Common Stock ($1.00 par value)	4,988,542 shares

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Financial Condition

	(Unaudited)
(Dollars in thousands, except share data)	September 30, 2021	December 31, 2020
ASSETS
Cash and due from banks	$11,995	$11,868
Interest bearing deposits with banks	703	19,753
Federal funds sold	—	10,000
Cash and cash equivalents	12,698	41,621
Interest bearing time deposits with banks	735	735
Equity securities	1,111	1,091
Debt securities available for sale	358,309	286,415
Restricted investment in bank stock	2,516	3,423
Total loans	411,764	422,661
Less: Allowance for loan losses	(3,725)	(4,094)
Total loans, net of allowance for loan losses	408,039	418,567
Premises and equipment, net	8,423	8,808
Other real estate owned	110	—
Bank owned life insurance and annuities	16,790	16,568
Investment in low income housing partnerships	2,505	3,105
Core deposit and other intangible assets	192	241
Goodwill	9,047	9,047
Mortgage servicing rights	128	158
Accrued interest receivable and other assets	6,521	3,939
Total assets	$827,124	$793,718
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$181,735	$168,115
Interest bearing	525,847	454,751
Total deposits	707,582	622,866
Short-term borrowings and repurchase agreements	4,804	24,750
Federal Reserve Bank ("FRB") advances	—	27,955
Long-term debt	35,000	35,000
Other interest bearing liabilities	1,538	1,584
Accrued interest payable and other liabilities	5,097	4,966
Total liabilities	754,021	717,121
Commitments and contingent liabilities
Stockholders’ Equity:
Preferred stock, no par value: Authorized - 500,000 shares, none issued	—	—
Common stock, par value $1.00 per share: Authorized 20,000,000 shares Issued - 5,151,279 shares at September 30, 2021; 5,151,279 shares at December 31, 2020 Outstanding - 5,000,026 shares at September 30, 2021; 5,025,441 shares at December 31, 2020	5,151	5,151
Surplus	24,960	25,011
Retained earnings	47,063	45,096
Accumulated other comprehensive (loss) income	(1,455)	3,518
Cost of common stock in Treasury: 151,253 shares at September 30, 2021; 125,838 shares at December 31, 2020	(2,616)	(2,179)
Total stockholders’ equity	73,103	76,597
Total liabilities and stockholders’ equity	$827,124	$793,718

See Notes to Consolidated Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Income (Unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except share data)	September 30,		September 30,
	2021	2020	2021	2020
Interest and dividend income:
Loans, including fees	$4,800	$4,848	$14,371	$14,507
Taxable securities	1,350	1,312	3,543	3,742
Tax-exempt securities	36	42	112	105
Other interest income	8	8	19	73
Total interest income	6,194	6,210	18,045	18,427
Interest expense:
Deposits	555	710	1,771	2,270
Short-term borrowings and repurchase agreements	17	26	70	34
FRB advances	—	28	18	35
Long-term debt	216	216	641	729
Other interest bearing liabilities	2	4	5	14
Total interest expense	790	984	2,505	3,082
Net interest income	5,404	5,226	15,540	15,345
Provision for loan losses	(257)	87	(536)	639
Net interest income after provision for loan losses	5,661	5,139	16,076	14,706
Non-interest income:
Customer service fees	348	339	993	1,030
Debit card fee income	423	384	1,287	1,080
Earnings on bank-owned life insurance and annuities	64	74	186	201
Trust fees	111	98	338	302
Commissions from sales of non-deposit products	86	66	271	213
Fees derived from loan activity	137	94	333	184
Mortgage banking income	8	11	26	41
Gain on sales and calls of securities	—	283	58	845
Change in value of equity securities	38	2	139	(152)
Other non-interest income	91	99	249	257
Total non-interest income	1,306	1,450	3,880	4,001
Non-interest expense:
Employee compensation expense	2,145	2,164	6,176	5,970
Employee benefits	563	625	1,722	1,747
Occupancy	293	284	935	869
Equipment	184	241	565	706
Data processing expense	709	600	1,965	1,664
Professional fees	226	198	609	562
Taxes, other than income	71	116	314	378
FDIC Insurance premiums	80	39	231	118
Gain on other real estate owned	—	—	(49)	—
Amortization of intangible assets	16	19	49	57
Amortization of investment in low-income housing partnerships	200	200	600	600
Long-term debt prepayment penalty	—	—	—	524
Other non-interest expense	441	439	1,266	1,307
Total non-interest expense	4,928	4,925	14,383	14,502
Income before income taxes	2,039	1,664	5,573	4,205
Income tax provision (benefit)	142	58	302	(44)
Net income	$1,897	$1,606	$5,271	$4,249
Earnings per share
Basic	$0.38	$0.32	$1.05	$0.83
Diluted	$0.38	$0.32	$1.05	$0.83

See Notes to Consolidated Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(Dollars in thousands)	Three Months Ended September 30,
	2021			2020
	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
	Amount	Effect	Amount	Amount	Effect	Amount
Net income	$2,039	$(142)	$1,897	$1,664	$(58)	$1,606
Other comprehensive (loss) income:
Available for sale securities:
Unrealized holding (losses) gains arising during the period	(1,929)	404	(1,525)	614	(128)	486
Reclassification adjustment for gains included in net income (1) (3)	—	—	—	(283)	59	(224)
Unrealized gains (losses) on cash flow hedge	38	(8)	30	10	(2)	8
Reclassification adjustment for losses included in net income (2) (3)	17	(3)	14	1	—	1
Other comprehensive (loss) income	(1,874)	393	(1,481)	342	(71)	271
Total comprehensive income	$165	$251	$416	$2,006	$(129)	$1,877

(Dollars in thousands)	Nine Months Ended September 30,
	2021			2020
	Pre-Tax	Tax	Net-of-Tax	Pre-Tax	Tax	Net-of-Tax
	Amount	Effect	Amount	Amount	Effect	Amount
Net income	$5,573	$(302)	$5,271	$4,205	$44	$4,249
Other comprehensive (loss) income:
Available for sale securities:
Unrealized holding (losses) gains arising during the period	(6,728)	1,412	(5,316)	5,231	(1,098)	4,133
Reclassification adjustment for gains included in net income (1) (3)	(58)	12	(46)	(845)	177	(668)
Unrealized gains (losses) on cash flow hedge	449	(94)	355	(174)	37	(137)
Reclassification adjustment for losses (gains) included in net income (2) (3)	43	(9)	34	(21)	4	(17)
Other comprehensive (loss) income	(6,294)	1,321	(4,973)	4,191	(880)	3,311
Total comprehensive (loss) income	$(721)	$1,019	$298	$8,396	$(836)	$7,560
(1)	Amounts are included in (loss) gain on sales and calls of securities on the Consolidated Statements of Income as a separate element within total non-interest income.
(2)	Amounts are included in interest expense on short-term borrowings and repurchase agreements on the Consolidated Statements of Income.
(3)	Income tax amounts are included in the provision for income taxes on the Consolidated Statements of Income.

See Notes to Consolidated Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Stockholders’ Equity (Unaudited)

	Three months ended September 30, 2021
					Accumulated
(Dollars in thousands, except share data)	Number				Other		Total
	of Shares	Common		Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Surplus	Earnings	Income (Loss)	Stock	Equity
Balance, July 1, 2021	5,000,026	$5,151	$24,922	$46,266	$26	$(2,616)	$73,749
Net income				1,897			1,897
Other comprehensive loss					(1,481)		(1,481)
Cash dividends at $0.22 per share				(1,100)			(1,100)
Stock-based compensation			38				38
Balance, September 30, 2021	5,000,026	$5,151	$24,960	$47,063	$(1,455)	$(2,616)	$73,103

	Nine months ended September 30, 2021
					Accumulated
(Dollars in thousands, except share data)	Number				Other		Total
	of Shares	Common		Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Surplus	Earnings	Income (Loss)	Stock	Equity
Balance, January 1, 2021	5,025,441	$5,151	$25,011	$45,096	$3,518	$(2,179)	$76,597
Net income				5,271			5,271
Other comprehensive loss					(4,973)		(4,973)
Cash dividends at $0.66 per share				(3,304)			(3,304)
Stock-based compensation			110				110
Purchase of treasury stock	(39,198)					(675)	(675)
Treasury stock issued for stock plans	13,783		(161)			238	77
Balance, September 30, 2021	5,000,026	$5,151	$24,960	$47,063	$(1,455)	$(2,616)	$73,103

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Stockholders’ Equity (Unaudited)

	Three months ended September 30, 2020
					Accumulated
(Dollars in thousands, except share data)	Number			Retained	Other		Total
	of Shares	Common		Earnings	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Surplus	(adjusted)	Income	Stock	Equity
Balance, July 1, 2020	5,086,718	$5,151	$24,946	$44,355	$3,556	$(1,106)	$76,902
Net income				1,606			1,606
Other comprehensive income					271		271
Cash dividends at $0.22 per share				(1,116)			(1,116)
Stock-based compensation			31				31
Purchase of treasury stock	(56,877)					(993)	(993)
Balance, September 30, 2020	5,029,841	$5,151	$24,977	$44,845	$3,827	$(2,099)	$76,701

	Nine months ended September 30, 2020
					Accumulated
(Dollars in thousands, except share data)	Number				Other		Total
	of Shares	Common		Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Surplus	Earnings	Income	Stock	Equity
Balance, January 1, 2020	5,099,729	$5,142	$24,898	$43,954	$516	$(803)	$73,707
Net income				4,249			4,249
Other comprehensive income					3,311		3,311
Cash dividends at $0.66 per share				(3,358)			(3,358)
Stock-based compensation			94				94
Purchase of treasury stock	(83,877)					(1,372)	(1,372)
Treasury stock issued for stock plans	4,459		(6)			76	70
Common stock issued for stock plans	9,530	9	(9)				—
Balance, September 30, 2020	5,029,841	$5,151	$24,977	$44,845	$3,827	$(2,099)	$76,701

See Notes to Consolidated Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)	Nine Months Ended September 30,
	2021	2020
Operating activities:
Net income	$5,271	$4,249
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	(536)	639
Depreciation	548	609
Net amortization of securities premiums	972	973
Net amortization of loan origination fees	454	163
Deferred net loan origination costs	(474)	(496)
Amortization of intangibles	49	57
Amortization of investment in low income housing partnerships	600	600
Net amortization of purchase fair value adjustments	(123)	(80)
Net realized gain on sales and calls of available for sale securities	(58)	(845)
Change in value of equity securities	(139)	152
Net gain on other real estate owned	(49)	—
Earnings on bank owned life insurance and annuities	(186)	(201)
Deferred income tax (benefit) expense	(206)	242
Stock-based compensation expense	110	94
Proceeds from mortgage loans sold to others	56	57
Mortgage banking income	(26)	(41)
Increase in accrued interest receivable and other assets	(563)	(3,110)
Increase (decrease) in accrued interest payable and other liabilities	85	(21)
Net cash provided by operating activities	5,785	3,041
Investing activities:
Purchases of:
Securities available for sale	(173,765)	(201,217)
FHLB stock	—	(7)
Premises and equipment	(164)	(247)
Bank owned life insurance and annuities	(36)	(36)
Proceeds from:
Redemption of equity securities	119	—
Sales of debt securities available for sale	32,856	48,565
Maturities of and principal repayments on securities available for sale	61,315	70,748
Redemption of FHLB stock	907	—
Sale of other assets	1	—
Net decrease in interest bearing time deposits with banks	—	1,475
Net decrease (increase) in loans	11,150	(19,453)
Net cash used in investing activities	(67,617)	(100,172)
Financing activities:
Net increase in deposits	84,712	68,586
Net (decrease) increase in short-term borrowings and securities sold under agreements to repurchase	(19,946)	11,446
Issuance of FRB advances	—	31,298
Repayment of FRB advances	(27,955)	—
Repayment of long-term debt	—	(10,000)
Cash dividends	(3,304)	(3,358)
Purchase of treasury stock	(675)	(1,372)
Treasury stock issued for employee stock plans	77	70
Net cash provided by financing activities	32,909	96,670
Net decrease in cash and cash equivalents	(28,923)	(461)
Cash and cash equivalents at beginning of year	41,621	12,740
Cash and cash equivalents at end of period	$12,698	$12,279
Supplemental information:
Income tax paid	$179	$225
Interest paid	2,640	3,120
Supplemental schedule of noncash investing and financing activities:
Transfer of loans to other real estate owned	$61	$—
Transfer of loans to repossessed vehicles	1	29

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete consolidated financial statements. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results may differ from those estimates, and such differences could be material to the financial statements. Additionally, the ongoing effects of the COVID-19 pandemic may negatively impact significant estimates and the assumptions underlying those estimates. Estimates that are particularly susceptible to material change include the determination of the allowance for loan losses, and possible impairment of goodwill and other intangible assets.

In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2021 are not necessarily indicative of the results that can be expected for the year ending December 31, 2021. For further information, refer to the consolidated financial statements and notes thereto included in Juniata Valley Financial Corp.’s Annual Report on Form 10-K (“Annual Report”) for the year ended December 31, 2020.

The Company has evaluated events and transactions occurring subsequent to the consolidated statement of financial condition date of September 30, 2021 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

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

Effective Date: On October 16, 2019, the FASB voted and approved a delay of the effective date of this ASU for smaller reporting companies until fiscal years beginning after December 15, 2022. Since the Company is a smaller reporting company, the delay of the effective date of ASU 2016-13 approved by the FASB applies to the Company. In preparation, the Company has taken steps to prepare for the implementation when it becomes effective by forming a CECL transition team, gathering pertinent data, assessing the sufficiency of data currently available through its core database, participating in training courses, and partnering with a software provider that specializes in ALLL analysis. The Company’s CECL transition team is currently in the process of evaluating the impact of the amended guidance on its consolidated financial statements and disclosures. The team expects the allowance for loan and lease losses (“ALLL”) to increase upon adoption because it will be required to cover the full remaining expected life of the portfolio, rather than the incurred loss under current U.S. GAAP. The extent of this increase is being evaluated and will depend on economic conditions and the composition of the Company’s loan portfolio at the time of adoption.

3. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Components of accumulated other comprehensive income (loss), net of tax, consisted of the following:

(Dollars in thousands)
September 30, 2021	Gains and (Losses) on Cash Flow Hedges	Unrealized Gains and (Losses) on Available for Sale Securities	Total
Beginning balance, December 31, 2020	$(45)	$3,563	$3,518
Current period other comprehensive income (loss):
Other comprehensive income (loss) before reclassification	355	(5,316)	(4,961)
Amounts reclassified from accumulated other comprehensive income (loss)	34	(46)	(12)
Net current period other comprehensive income (loss)	389	(5,362)	(4,973)
Ending balance, September 30, 2021	$344	$(1,799)	$(1,455)

(Dollars in thousands)
December 31, 2020	Gains and (Losses) on Cash Flow Hedges	Unrealized Gains and (Losses) on Available for Sale Securities	Total
Beginning balance, December 31, 2019	$—	$516	$516
Current period other comprehensive income (loss):
Other comprehensive income (loss) before reclassification	(38)	3,727	3,689
Amounts reclassified from accumulated other comprehensive loss	(7)	(675)	(682)
Net current period other comprehensive income (loss)	(45)	3,052	3,007
Reclassification for ASU 2018-02	—	(5)	(5)
Ending balance, December 31, 2020	$(45)	$3,563	$3,518

4. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilutive effect on EPS that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, increasing the total number of shares outstanding. Potential common shares that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury stock method.

The following tables set forth the computation of basic and diluted earnings per share:

(Amounts in thousands, except earnings per share data)	Three Months Ended September 30,
	2021	2020
Net income	$1,897	$1,606
Weighted-average common shares outstanding	5,000	5,074
Basic earnings per share	$0.38	$0.32
Weighted-average common shares outstanding	5,000	5,074
Common stock equivalents due to effect of stock options	11	7
Total weighted-average common shares and equivalents	5,011	5,081
Diluted earnings per share	$0.38	$0.32

(Amounts in thousands, except earnings per share data)	Nine months ended September 30,
	2021	2020
Net income	$5,271	$4,249
Weighted-average common shares outstanding	5,008	5,089
Basic earnings per share	$1.05	$0.83
Weighted-average common shares outstanding	5,008	5,089
Common stock equivalents due to effect of stock options	9	6
Total weighted-average common shares and equivalents	5,017	5,095
Diluted earnings per share	$1.05	$0.83

5. SECURITIES

Equity Securities

Equity securities owned by the Company consist of common stock of various financial services providers. ASC Topic 321, Investments – Equity Securities requires all equity securities within its scope to be measured at fair value with changes in fair value recognized in net income. As of September 30, 2021, the Company had $1,111,000 in equity securities recorded at fair value, and $1,091,000 in equity securities were recorded at fair value at December 31, 2020. The Company recorded net gains of $38,000 and $139,000 during the three and nine months ended September 30, 2021, respectively, and a net gain of $2,000 and net loss of $152,000 during the three and nine months ended September 30, 2020, respectively, due to changes in the fair value of the Company’s portfolio of equity securities during the applicable periods.

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

The Company’s available for sale investment portfolio includes primarily bonds issued by U.S. Government sponsored enterprises (approximately 11% of the investment portfolio), mortgage-backed securities issued by Government-sponsored entities and backed by residential mortgages (approximately 76%), corporate debt securities (approximately 10%) and municipal bonds (approximately 3%) as of September 30, 2021. Most of the municipal bonds are general obligation bonds with maturities or pre-refunding dates within 5 years.

The amortized cost and fair value of debt securities available for sale as of September 30, 2021 and December 31, 2020, by contractual maturity, are shown in the tables below. Expected maturities may differ from contractual maturities because the securities may be called or prepaid with or without prepayment penalties.

(Dollars in thousands)	September 30, 2021
			Gross	Gross
	Amortized	Fair	Unrealized	Unrealized
Debt Securities Available for Sale	Cost	Value	Gains	Losses
Type and Maturity
Obligations of U.S. Government sponsored enterprises
After five years but within ten years	$41,866	$40,972	$—	$(894)
	41,866	40,972	—	(894)
Obligations of state and political subdivisions
Within one year	30	30	—	—
After one year but within five years	4,539	4,686	147	—
After five years but within ten years	1,240	1,224	—	(16)
After ten years	4,119	4,032	—	(87)
	9,928	9,972	147	(103)
Corporate debt securities
After one year but within five years	2,000	1,994	—	(6)
After five years but within ten years	27,434	28,249	912	(97)
After ten years	5,000	5,006	6	—
	34,434	35,249	918	(103)
Mortgage-backed securities	274,359	272,116	1,490	(3,733)
Total	$360,587	$358,309	$2,555	$(4,833)

(Dollars in thousands)	December 31, 2020
			Gross	Gross
	Amortized	Fair	Unrealized	Unrealized
Debt Securities Available for Sale	Cost	Value	Gains	Losses
Type and Maturity
Obligations of U.S. Government sponsored enterprises
After five years but within ten years	$22,994	$22,949	$7	$(52)
	22,994	22,949	7	(52)
Obligations of state and political subdivisions
Within one year	31	31	—	—
After one year but within five years	4,708	4,767	59	—
After five years but within ten years	3,289	3,484	195	—
	8,028	8,282	254	—
Corporate debt securities
Within one year	1,033	1,039	6	—
After five years but within ten years	10,058	10,484	485	(59)
	11,091	11,523	491	(59)
Mortgage-backed securities	239,793	243,661	3,999	(131)
Total	$281,906	$286,415	$4,751	$(242)

Certain obligations of the U.S. Government and state and political subdivisions are pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law. The carrying value of the pledged assets was $88,705,000 and $74,614,000 on September 30, 2021 and December 31, 2020, respectively.

In addition to cash received from the scheduled maturities of investment securities, some securities available for sale are sold or called at current market values during normal operations.

The following table summarizes proceeds received from sales or calls of available for sale investment securities transactions and the resulting realized gains and losses during the nine months ended September 30, 2021 and 2020.

(Dollars in thousands)	Nine Months Ended
	September 30,
	2021	2020
Gross proceeds from sales and calls of securities	$32,975	$48,565
Securities available for sale:
Gross realized gains from sold and called securities	$130	$875
Gross realized losses from sold and called securities	(72)	(30)
Net gains from sales and calls of securities	$58	$845

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

The following tables show gross unrealized losses and fair values of debt securities available for sale, aggregated by category and length of time the individual securities have been in a continuous unrealized loss position at September 30, 2021 and December 31, 2020:

	Unrealized Losses at September 30, 2021
	Less Than 12 Months			12 Months or More			Total
(Dollars in thousands)	Number			Number			Number
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Obligations of U.S. Government sponsored enterprises	8	$40,972	$(894)	—	$—	$—	8	$40,972	$(894)
Obligations of state and political subdivisions	6	5,256	(103)	—	—	—	6	5,256	(103)
Corporate debt securities	5	9,281	(103)	—	—	—	5	9,281	(103)
Mortgage-backed securities	38	204,783	(3,733)	—	—	—	38	204,783	(3,733)
Total temporarily impaired securities	57	$260,292	$(4,833)	—	$—	$—	57	$260,292	$(4,833)

	Unrealized Losses at December 31, 2020
	Less Than 12 Months			12 Months or More			Total
(Dollars in thousands)	Number			Number			Number
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Obligations of U.S. Government sponsored enterprises	3	$18,948	$(52)	—	$—	$—	3	$18,948	$(52)
Corporate debt securities	1	2,972	(59)	—	—	—	1	2,972	(59)
Mortgage-backed securities	7	43,583	(131)	—	—	—	7	43,583	(131)
Total temporarily impaired securities	11	$65,503	$(242)	—	$—	$—	11	$65,503	$(242)

At September 30, 2021, eight obligations of U.S. Government sponsored enterprises, six obligations of state and political subdivisions, five corporate debt securities, and thirty-eight mortgage-backed securities had unrealized losses. None of these securities have been in a continuous loss position for twelve months or more. The mortgage-backed securities in the Company’s portfolio are government sponsored enterprise (“GSE”) pass-through instruments issued by the Federal National Mortgage Association (“FNMA”) or Federal Home Loan Mortgage Corporation (“FHLMC”), which guarantees the timely payment of principal on these investments.

The unrealized losses noted in the tables above are considered temporary impairments. The decline in the values of the debt securities is due only to interest rate fluctuations, rather than erosion of issuer credit quality. As a result, the payment of contractual cash flows, including principal repayment, is not at risk. Because the Company does not intend to sell the securities, does not believe the Company will be required to sell the securities before recovery and expects to recover the entire amortized cost basis, no debt securities were deemed to be other-than-temporarily impaired for the periods ended September 30, 2021 and December 31, 2020, respectively.

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

Loans Held for Sale

The Company has originated residential mortgage loans with the intent to sell. These individual loans are normally sold to the buyer immediately. The Company maintains servicing rights on these loans.

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

Juniata experienced favorable asset quality trends and net recoveries of previously charged-off loans during the nine months ended September 30, 2021. Only two loans in the aggregate amount of $72,000, placed on deferral due to the pandemic remained in deferment as of September 30, 2021. All other loans previously placed in deferment have resumed contractual debt service as of September 30, 2021.

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

PCI loans that met the criteria for impairment or non-accrual of interest prior to the acquisition may be considered performing upon acquisition, regardless of whether the customer is contractually delinquent, if Juniata expects to fully collect the new carrying value (i.e., fair value) of the loans. As such, Juniata may no longer consider the loan to be non-accrual or nonperforming and may accrue interest on these loans, including the impact of any accretable discount. In addition, charge-offs on such loans would be first applied to the nonaccretable difference portion of the fair value adjustment.

Loans acquired through business combinations that do not meet the specific criteria of ASC 310-30, but for which a discount is attributable at least in part to credit quality, are also accounted for in accordance with this guidance. As a result, related discounts are recognized subsequently through accretion based on the contractual cash flows of the acquired loans.

Paycheck Protection Program Loans

The CARES Act established the Paycheck Protection Program (“PPP”) which is administered by the Small Business Administration (“SBA”). The PPP was intended to provide economic relief to small businesses nationwide adversely impacted under the COVID-19 Emergency Declaration issued on March 13, 2020. The PPP, which began on April 3, 2020, provided small businesses with funds to cover up to eight weeks of payroll costs, including benefits. It also provided for forgiveness of the loans in an amount up to the full principal amount of qualifying loans.

On June 5, 2020, the Paycheck Protection Program Flexibility Act of 2020 (“PPP Flexibility Act”) extended the covered period for loan forgiveness from eight weeks after the date of loan disbursement to 24 weeks. The 24 week period applied to all borrowers, but borrowers that received an SBA loan number before June 5, 2020, had the option to use an eight week period. The PPP Flexibility Act also amended the requirements regarding forgiveness of PPP loans, reducing the portion of PPP loan proceeds that must be used for payroll costs for the full amount of the PPP loan to be eligible for forgiveness from 75% to 60%. Additionally, the PPP Flexibility Act extended the maturity date for PPP loans made on, or after June 5, 2020 from two years to five years; however, lenders and borrowers could mutually agree to modify PPP loans made before such date to reflect the longer maturity.

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

The Company participated in the PPP and funded 508 first round PPP loans totaling $32,064,000 in 2020 and funded 362 second round PPP loans totaling $18,931,000 in 2021. As of September 30, 2021, six first round PPP loans, totaling $233,000, remained outstanding and 303 second round PPP loans, totaling $14,690,000, remained outstanding. All remaining PPP loans were forgiven. PPP loans are included in the commercial, financial and agricultural loan class.

Loan Portfolio Classification

The following table presents the loan portfolio by class at September 30, 2021 and December 31, 2020.

(Dollars in thousands)
	September 30, 2021	December 31, 2020
Commercial, financial and agricultural	$59,847	$73,057
Real estate - commercial	155,198	122,698
Real estate - construction	40,612	61,051
Real estate - mortgage	132,665	141,438
Obligations of states and political subdivisions	18,728	18,550
Personal	4,714	5,867
Total	$411,764	$422,661

The following table summarizes the activity in the allowance for loan losses by loan class, for the three and nine months ended September 30, 2021 and 2020.

(Dollars in thousands)				Obligations
	Commercial,			of states
	financial and	Real estate-	Real estate-	and political	Real estate-
	agricultural	commercial	construction	subdivisions	mortgage	Personal	Total
Three Months Ended
September 30, 2021
Balance, beginning of period	$289	$1,435	$924	$33	$1,164	$61	$3,906
Provision for loan losses	(9)	(104)	(81)	(5)	(54)	(4)	(257)
Charge-offs	—	—	—	—	—	(2)	(2)
Recoveries	—	36	27	—	12	3	78
Balance, end of period	$280	$1,367	$870	$28	$1,122	$58	$3,725
September 30, 2020
Balance, beginning of period	$311	$878	$1,137	$22	$1,149	$61	$3,558
Provision for loan losses	(40)	(10)	145	(1)	(12)	5	87
Charge-offs	—	—	—	—	(3)	(10)	(13)
Recoveries	—	—	267	—	24	1	292
Balance, end of period	$271	$868	$1,549	$21	$1,158	$57	$3,924

Nine Months Ended
September 30, 2021
Balance, beginning of period	$302	$908	$1,586	$28	$1,200	$70	$4,094
Provision for loan losses	(29)	423	(799)	—	(119)	(12)	(536)
Charge-offs	—	—	—	—	—	(10)	(10)
Recoveries	7	36	83	—	41	10	177
Balance, end of period	$280	$1,367	$870	$28	$1,122	$58	$3,725
September 30, 2020
Balance, beginning of period	$321	$754	$718	$17	$1,081	$70	$2,961
Provision for loan losses	(50)	114	502	4	57	12	639
Charge-offs	—	—	—	—	(7)	(34)	(41)
Recoveries	—	—	329	—	27	9	365
Balance, end of period	$271	$868	$1,549	$21	$1,158	$57	$3,924

The following table summarizes loans by loan class, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of September 30, 2021 and December 31, 2020.

(Dollars in thousands)				Obligations
	Commercial,			of states
	financial and	Real estate-	Real estate-	and political	Real estate-
	agricultural	commercial	construction	subdivisions	mortgage	Personal	Total
September 30, 2021
Loans allocated by:
Individually evaluated for impairment	$—	$5,283	$—	$—	$466	$—	$5,749
Acquired with credit deterioration	—	369	—	—	604	—	973
Collectively evaluated for impairment	59,847	149,546	40,612	18,728	131,595	4,714	405,042
	$59,847	$155,198	$40,612	$18,728	$132,665	$4,714	$411,764
Allowance for loan losses allocated by:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Acquired with credit deterioration	—	—	—	—	—	—	—
Collectively evaluated for impairment	280	1,367	870	28	1,122	58	3,725
	$280	$1,367	$870	$28	$1,122	$58	$3,725

December 31, 2020
Loans allocated by:
Individually evaluated for impairment	$—	$3,483	$—	$—	$744	$—	$4,227
Acquired with credit deterioration	—	339	—	—	623	—	962
Collectively evaluated for impairment	73,057	118,876	61,051	18,550	140,071	5,867	417,472
	$73,057	$122,698	$61,051	$18,550	$141,438	$5,867	$422,661
Allowance for loan losses allocated by:
Individually evaluated for impairment	$—	$—	$—	$—	$2	$—	$2
Acquired with credit deterioration	—	—	—	—	—	—	—
Collectively evaluated for impairment	302	908	1,586	28	1,198	70	4,092
	$302	$908	$1,586	$28	$1,200	$70	$4,094

The Company has certain loans in its portfolio that it considers to be impaired. It is the policy of the Company to recognize income on impaired loans that have been transferred to nonaccrual status on a cash basis, only to the extent that it exceeds anticipated principal balance recovery. Until an impaired loan is placed on nonaccrual status, income is recognized on the accrual basis. Collateral analysis is performed on each impaired loan at least quarterly, and results are used to determine if a specific reserve is necessary to adjust the carrying value of each individual loan down to the estimated fair value. Generally, specific reserves are carried against impaired loans based upon estimated collateral value until a confirming loss event occurs or until termination of the credit is scheduled through liquidation of the collateral or foreclosure. Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process at September 30, 2021 and December 31, 2020 totaled $177,000 and $152,000, respectively. Charge-offs will occur when a confirmed loss is identified. Professional appraisals of collateral, discounted for expected selling costs, appraisal age, economic conditions and other known factors, are used to determine the charge-off amount.

The following table summarizes information regarding impaired loans by portfolio class as of September 30, 2021 and December 31, 2020.

(Dollars in thousands)	As of September 30, 2021			As of December 31, 2020
	Recorded	Unpaid Principal	Related	Recorded	Unpaid Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
Impaired loans
With no related allowance recorded:
Real estate - commercial	$5,283	$5,744	$—	$3,483	$3,580	$—
Acquired with credit deterioration	369	376	—	339	386	—
Real estate – construction	—	859	—	—	894	—
Real estate - mortgage	466	1,168	—	666	1,396	—
Acquired with credit deterioration	604	786	—	623	801	—
With an allowance recorded:
Real estate - mortgage	$—	$—	$—	$78	$77	$2
Total:
Real estate - commercial	$5,283	$5,744	$—	$3,483	$3,580	$—
Acquired with credit deterioration	369	376	—	339	386	—
Real estate - construction	—	859	—	—	894	—
Real estate – mortgage	466	1,168	—	744	1,473	2
Acquired with credit deterioration	604	786	—	623	801	—
	$6,722	$8,933	$—	$5,189	$7,134	$2

Average recorded investment of impaired loans and related interest income recognized for the three and nine months ended September 30, 2021 and 2020 are summarized in the tables below.

(Dollars in thousands)	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
	Average	Interest	Cash Basis	Average	Interest	Cash Basis
	Recorded	Income	Interest	Recorded	Income	Interest
	Investment	Recognized	Income	Investment	Recognized	Income
Impaired loans
With no related allowance recorded:
Commercial, financial and agricultural	$—	$—	$—	$581	$—	$—
Real estate - commercial	5,291	55	—	3,412	5	8
Acquired with credit deterioration	364	—	—	354	—	—
Real estate - mortgage	483	3	10	877	4	11
Acquired with credit deterioration	595	—	—	668	—	—
With an allowance recorded:
Real estate - mortgage	$—	$—	$—	$121	$—	$—
Total:
Commercial, financial and agricultural	$—	$—	$—	$581	$—	$—
Real estate - commercial	5,291	55	—	3,412	5	8
Acquired with credit deterioration	364	—	—	354	—	—
Real estate - mortgage	483	3	10	998	4	11
Acquired with credit deterioration	595	—	—	668	—	—
	$6,733	$58	$10	$6,013	$9	$19

(Dollars in thousands)	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
	Average	Interest	Cash Basis	Average	Interest	Cash Basis
	Recorded	Income	Interest	Recorded	Income	Interest
	Investment	Recognized	Income	Investment	Recognized	Income
Impaired Loans
With no related allowance recorded:
Commercial, financial and agricultural	$—	$—	$—	$384	$—	$—
Real estate - commercial	4,346	166	—	2,746	10	20
Acquired with credit deterioration	345	—	—	357	—	—
Real estate - mortgage	579	10	30	1,010	8	22
Acquired with credit deterioration	602	—	—	678	—	—
Personal	—	—	—	5	—	—
With an allowance recorded:
Real estate - mortgage	$—	$—	$—	$121	$—	$—
Total:
Commercial, financial and agricultural	$—	$—	$—	$384	$—	$—
Real estate - commercial	4,346	166	—	2,746	10	20
Acquired with credit deterioration	345	—	—	357	—	—
Real estate - mortgage	579	10	30	1,131	8	22
Acquired with credit deterioration	602	—	—	678	—	—
Personal	—	—	—	5	—	—
	$5,872	$176	$30	$5,301	$18	$42

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

The following table presents nonaccrual loans by classes of the loan portfolio as of September 30, 2021 and December 31, 2020.

(Dollars in thousands)
	September 30, 2021	December 31, 2020
Non-accrual loans:
Real estate - commercial	$—	$41
Real estate - mortgage	162	381
Total	$162	$422

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. Past due status is determined by the contractual terms of the loan. The following tables present the classes of the loan portfolio summarized by the past due status as of September 30, 2021 and December 31, 2020.

							Loans
							Past Due
							Greater
(Dollars in thousands)				Greater			than 89
		30‑59 Days	60‑89 Days	than 89	Total Past		Days and
	Current	Past Due(2)	Past Due	Days	Due	Total Loans	Accruing(1)
As of September 30, 2021
Commercial, financial and agricultural	$59,847	$—	$—	$—	$—	$59,847	$—
Real estate - commercial	154,632	197	—	—	197	154,829	—
Real estate - construction	40,612	—	—	—	—	40,612	—
Real estate - mortgage	131,759	70	97	135	302	132,061	87
Obligations of states and political subdivisions	18,728	—	—	—	—	18,728	—
Personal	4,714	—	—	—	—	4,714	—
Subtotal	410,292	267	97	135	499	410,791	87
Loans acquired with credit deterioration
Real estate - commercial	369	—	—	—	—	369	—
Real estate - mortgage	468	—	44	92	136	604	92
Subtotal	837	—	44	92	136	973	92
	$411,129	$267	$141	$227	$635	$411,764	$179

							Loans
							Past Due
							Greater
(Dollars in thousands)				Greater			than 89
		30‑59 Days	60‑89 Days	than 89	Total Past		Days and
	Current	Past Due(2)	Past Due	Days	Due	Total Loans	Accruing(1)
As of December 31, 2020
Commercial, financial and agricultural	$73,028	$7	$—	$22	$29	$73,057	$22
Real estate - commercial	122,318	—	—	41	41	122,359	—
Real estate - construction	61,051	—	—	—	—	61,051	—
Real estate - mortgage	139,842	351	453	169	973	140,815	—
Obligations of states and political subdivisions	18,550	—	—	—	—	18,550	—
Personal	5,853	—	14	—	14	5,867	—
Subtotal	420,642	358	467	232	1,057	421,699	22
Loans acquired with credit deterioration
Real estate - commercial	293	—	46	—	46	339	—
Real estate - mortgage	481	50	—	92	142	623	92
Subtotal	774	50	46	92	188	962	92
	$421,416	$408	$513	$324	$1,245	$422,661	$114
(1)	These loans are guaranteed, or well-secured, and there is an effective means of collection in process.
(2)	Loans are considered past due when the borrower is in arrears on two or more monthly payments.

Troubled Debt Restructurings

The Company’s troubled debt restructurings are impaired loans, which may result in a specific allocation and subsequent charge-off if appropriate. The amended terms of the restructured loans vary, and may include interest rates that have been reduced, principal payments that have been reduced or deferred for a period and/or maturity dates that have been extended.

As of September 30, 2021, the Company had a recorded investment in troubled debt restructurings of $5,583,000 with no specific reserves or any charge-offs related to the troubled debt restructured loans. There were no troubled debt restructured loans in default within 12 months of restructure during the three and nine months ended September 30, 2021 or 2020. On December 31, 2020, the Company had a recorded investment in troubled debt restructurings of $3,802,000 with no specific reserves or any charge-offs related to the troubled debt restructured loans. The increase in troubled debt restructurings between December 31, 2020 and September 30, 2021 was due to the addition of one hospitality-industry loan, which was granted concessions due to financial difficulty due only in part to the pandemic. The borrower has been experiencing cash-flow difficulties and is in the process of liquidating the properties collateralizing the loan. Full payment according to the restructured terms is expected to be received.

The following table presents the loan whose terms were modified resulting in troubled debt restructuring during the nine months ended September 30, 2021. There were no loan terms modified resulting in troubled debt restructuring during the three months ended September 30, 2021, nor during the three and nine months ended September 30, 2020.

(Dollars in thousands)		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding
	Contracts	Recorded Investment	Recorded Investment	Recorded Investment
Nine months ended September 30, 2021
Accruing troubled debt restructurings:
Real estate - commercial	1	$2,254	$2,254	$1,854
	1	$2,254	$2,254	$1,854

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

In response to the COVID-19 pandemic, the Company established a COVID-19 Modification Program on March 20, 2020 to offer payment relief to certain borrowers. Through this program, the Company has approved interest and/or principal payment deferrals on loans for individuals and businesses affected by the economic impacts of the COVID-19 pandemic. Only two loans in the aggregate amount of $72,000, placed on deferment due to the pandemic remained in deferment as of September 30, 2021. All other loans previously placed in deferment have resumed contractual debt service as of September 30, 2021.

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

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of September 30, 2021 and December 31, 2020.

(Dollars in thousands)		Special
As of September 30, 2021	Pass	Mention	Substandard	Doubtful	Total
Commercial, financial and agricultural	$58,572	$775	$500	$—	$59,847
Real estate - commercial	108,484	40,993	5,721	—	155,198
Real estate - construction	40,054	—	558	—	40,612
Real estate - mortgage	131,349	261	1,055	—	132,665
Obligations of states and political subdivisions	18,728	—	—	—	18,728
Personal	4,714	—	—	—	4,714
Total	$361,901	$42,029	$7,834	$—	$411,764

(Dollars in thousands)		Special
As of December 31, 2020	Pass	Mention	Substandard	Doubtful	Total
Commercial, financial and agricultural	$71,983	$495	$579	$—	$73,057
Real estate - commercial	99,828	15,198	7,631	41	122,698
Real estate - construction	36,332	24,644	75	—	61,051
Real estate - mortgage	139,787	289	1,317	45	141,438
Obligations of states and political subdivisions	18,550	—	—	—	18,550
Personal	5,867	—	—	—	5,867
Total	$372,347	$40,626	$9,602	$86	$422,661

The decline in special mention real estate – construction loans and the increase in special mention real estate – commercial loans as of September 30, 2021 compared to December 31, 2020 was largely due to two relationships transitioning from a construction phase to permanent loan status.

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

Total goodwill at September 30, 2021 and December 31, 2020 was $9,047,000. Goodwill is not amortized but is tested annually for impairment, or more frequently if certain events occur which might indicate goodwill has been impaired. There was no goodwill impairment during the three and nine months ended September 30, 2021 or September 30, 2020.

Intangible Assets

On November 30, 2015, a core deposit intangible in the amount of $303,000 associated with the FNBPA Bancorp, Inc. acquisition was recorded and is being amortized over a ten-year period using a sum of the year’s digits basis. Amortization expense recognized for the intangibles related to the FNBPA acquisition in the three and nine months ended September 30, 2021 was $6,000 and $20,000, respectively.

On April 30, 2018, a core deposit intangible in the amount of $289,000 associated with the Liverpool Community Bank acquisition was recorded and is being amortized over a ten-year period using a sum of the year’s digit basis. Amortization expense recognized for the intangible related to the Liverpool Community Bank acquisition in the three and nine months ended September 30, 2021 was $10,000 and $29,000, respectively.

The following table shows the amortization schedule for each of the intangible assets recorded.

(Dollars in thousands)	FNBPA	LCB
	Acquisition	Acquisition
	Core	Core
	Deposit	Deposit
	Intangible	Intangible
Beginning Balance at Acquisition Date	$303	$289
Amortization expense recorded prior to January 1, 2020	190	84
Amortization expense recorded in the twelve months
ended December 31, 2020	33	44
Unamortized balance as of December 31, 2020	80	161
Amortization expense recorded in the
nine months ended September 30, 2021	20	29
Unamortized balance as of September 30, 2021	$60	$132

Scheduled remaining amortization expense for years ended:
December 31, 2021	$7	$10
December 31, 2022	22	33
December 31, 2023	16	28
December 31, 2024	10	23
December 31, 2025	5	17
After December 31, 2025	—	21

8. BORROWINGS

Borrowings consisted of the following as of September 30, 2021 and December 31, 2020.

(Dollars in thousands)	September 30,	December 31,
	2021	2020
Securities sold under agreements to repurchase	$4,804	$4,750
Short-term debt with FHLB	—	20,000
Federal Reserve Bank advances	—	27,955
Long-term debt with FHLB	35,000	35,000
	$39,804	$87,705

Long-term debt is comprised only of FHLB advances with an original maturity of one year or more. The following table summarizes the scheduled maturities of long-term debt as of September 30, 2021.

(Dollars in thousands)	Scheduled	Weighted Average
Year	Maturities	Interest Rate
2021	$—	—%
2022	—	—
2023	—	—
2024	20,000	2.42
2025	15,000	2.41
Thereafter	—	—
	$35,000	2.42%

9. STOCK COMPENSATION PLAN

Long-Term Incentive Plan

The Company maintains the 2016 Long-Term Incentive Plan (the “Plan”); the Plan amended and restated the former 2011 Stock Option Plan (the “2011 Plan”). The Plan continues in effect for any outstanding awards under the 2011 Plan in accordance with the terms and conditions governing such awards immediately prior to the effective date of the Plan. The Plan expanded the types of awards authorized by the 2011 Plan to include, among others, restricted stock. Under the provisions of the Plan, awards may consist of grants of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock and performance shares to officers and key employees of the Company, as well as directors. The Plan is administered by a committee of the Board of Directors.

The maximum number of shares of common stock that may be issued under the Plan is 300,000 shares and 162,051 shares were available for grant as of September 30, 2021. Shares of common stock issued under the Plan may be treasury shares or authorized but unissued shares. Forfeited awards are returned to the pool of shares available for grant for future awards.

Through the nine months ended September 30, 2021, 8,839 restricted shares were awarded to certain officers and all directors. Each of the awards vest after three-years, with no interim vesting. As of September 30, 2021, there was $210,000 of unrecognized compensation cost related to all non-vested restricted stock awards. This cost is expected to be recognized through February 2024.

Compensation expense for stock options granted and restricted stock awarded is measured using the fair value of the award on the grant date and is recognized over the vesting period. The Company recognized stock-based compensation expense of $38,000 and $110,000 for the three and nine months ended September 30, 2021, respectively, and $31,000 and $94,000 for the three and nine months ended September 30, 2020, respectively.

The following table presents a summary of the status of the Company’s non-vested restricted stock awards as of September 30, 2021, and changes during the period then ended is presented below:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested at January 1, 2021	20,175	$19.62
Vested	(4,460)	19.80
Forfeited	(200)	17.90
Granted	8,839	16.55
Non-vested at September 30, 2021	24,354	$18.49

No stock options were awarded during the nine months ended September 30, 2021. Previously granted stock options vest over three to five years and are exercisable at the grant price, which is at least the fair market value of the stock on the grant date. The Plan provides that the option price per share is not to be less than the fair market value of the stock on the day the option was granted, but in no event less than the par value of such stock. Options granted under the Plan are exercisable no earlier than one year after the date of grant and expire ten years after the date of the grant. All options previously granted under the Plans are scheduled to expire by February 17, 2025.

Total options outstanding as of September 30, 2021 have exercise prices between $17.65 and $18.00, with a weighted average exercise price of $17.78 and a weighted average remaining contractual life of 2.30 years.

As of September 30, 2021, there was no unrecognized compensation cost related to options granted under the Plan and no options were exercised under the Plans during the period.

A summary of the status of the outstanding stock options as of September 30, 2021, and changes during the period then ended is presented below:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at beginning of year	81,547	$17.78
Granted	—	—
Exercised	—	—
Expired	(9,600)	17.75
Outstanding at end of year	71,947	$17.78

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan under which employees, through payroll deductions, may purchase shares of Company stock annually. The option price of the stock purchases is between 95% and 100% of the fair market value of the stock on the offering termination date as determined annually by the Board of Directors. The maximum number of shares which employees may purchase under the Plan is 250,000; however, the annual issuance of shares may not exceed 5,000 shares plus any unissued shares from prior offerings. There were 4,944 and 4,459 shares issued from treasury under this plan during the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, there were 161,676 shares reserved for issuance under the Employee Stock Purchase Plan.

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

The following tables summarize financial assets and financial liabilities measured at fair value as of September 30, 2021 and December 31, 2020 segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value. There were no assets measured at fair value on a non-recurring basis as of September 30, 2021.

	(Level 1)	(Level 2)	(Level 3)
	Quoted Prices in	Significant	Significant
(Dollars in thousands)	Active Markets	Other	Other
	for Identical	Observable	Unobservable
September 30, 2021	Assets	Inputs	Inputs	Total
Assets measured at fair value on a recurring basis:
Debt securities available for sale:
Obligations of U.S. Government agencies and corporations	$—	$40,972	$—	$40,972
Obligations of state and political subdivisions	—	9,972	—	9,972
Corporate debt securities	—	30,729	4,520	35,249
Mortgage-backed securities	—	272,116	—	272,116
Total debt securities available for sale	$—	$353,789	$4,520	$358,309
Equity securities	$1,111	$—	$—	$1,111
Mortgage servicing rights	$—	$—	$128	$128
Interest rate swaps	$—	$435	$—	$435

	(Level 1)	(Level 2)	(Level 3)
	Quoted Prices in	Significant	Significant
(Dollars in thousands)	Active Markets	Other	Other
	for Identical	Observable	Unobservable
December 31, 2020	Assets	Inputs	Inputs	Total
Assets measured at fair value on a recurring basis:
Debt securities available for sale:
Obligations of U.S. Government agencies and corporations	$—	$22,949	$—	$22,949
Obligations of state and political subdivisions	—	8,282	—	8,282
Corporate debt securities	—	9,523	2,000	11,523
Mortgage-backed securities	—	243,661	—	243,661
Total debt securities available for sale	$—	$284,415	$2,000	$286,415
Equity securities	$1,091	$—	$—	$1,091
Mortgage servicing rights	$—	$—	$158	$158
Liabilities measured at fair value on a recurring basis:
Interest rate swaps	$—	$57	$—	$57

Assets measured at fair value on a non-recurring basis:
Impaired loans	$—	$—	$84	$84

The table below presents a reconciliation of the beginning and ending balances of investment securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine month periods ended September 30, 2021 and 2020.

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30,		September 30,
	2021	2020	2021	2020
Investment Securities:
Beginning balance	$4,500	$—	$2,000	$—
Total gains (loss) included in OCI	20	—	20	—
Purchases	—	—	2,500	—
Principal payments and other	—	—	—	—
Sales	—	—	—	—
Balance, end of period	$4,520	$—	$4,520	$—

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

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

	Financial Instruments
(Dollars in thousands)	September 30, 2021		December 31, 2020
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and due from banks	$11,995	$11,995	$11,868	$11,868
Interest bearing deposits with banks	703	703	19,753	19,753
Interest bearing time deposits with banks	735	735	735	735
Securities	359,420	359,420	287,506	287,506
Restricted investment in bank stock	2,516	N/A	3,423	N/A
Loans, net of allowance for loan losses	408,039	409,460	418,567	424,791
Interest rate swaps	435	435	—	—
Accrued interest receivable	2,052	2,052	2,105	2,105

Financial liabilities:
Non-interest bearing deposits	$181,735	$181,735	$168,115	$168,115
Interest bearing deposits	525,847	529,163	454,751	459,224
Securities sold under agreements to repurchase	4,804	N/A	4,750	N/A
Short-term borrowings	—	—	20,000	20,002
FRB advances	—	—	27,955	27,955
Long-term debt	35,000	36,747	35,000	37,365
Interest rate swaps	—	—	57	57
Other interest bearing liabilities	1,538	1,538	1,584	1,585
Accrued interest payable	313	313	448	448

Off-balance sheet financial instruments:
Commitments to extend credit	$—	$—	$—	$—
Letters of credit	—	—	—	—

The following tables present the carrying amount, fair value and placement in the fair value hierarchy of the Company’s financial instruments not previously disclosed as of September 30, 2021 and December 31, 2020. The tables exclude financial instruments for which the carrying amount approximates fair value.

			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices in	Significant	Significant
(Dollars in thousands)			Active Markets	Other	Other
	Carrying		for Identical	Observable	Unobservable
	Amount	Fair Value	Assets or Liabilities	Inputs	Inputs
September 30, 2021
Financial instruments - Assets
Interest bearing time deposits with banks	$735	$735	$—	$735	$—
Loans, net of allowance for loan losses	408,039	409,460	—	—	409,460
Financial instruments - Liabilities
Interest bearing deposits	$525,847	$529,163	$—	$529,163	$—
Long-term debt	35,000	36,747	—	36,747	—
Other interest bearing liabilities	1,538	1,538	—	1,538	—

			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices in	Significant	Significant
(Dollars in thousands)			Active Markets	Other	Other
	Carrying		for Identical	Observable	Unobservable
	Amount	Fair Value	Assets or Liabilities	Inputs	Inputs
December 31, 2020
Financial instruments - Assets
Interest bearing time deposits with banks	$735	$735	$—	$735	$—
Loans, net of allowance for loan losses	418,567	424,791	—	—	424,791
Financial instruments - Liabilities
Interest bearing deposits	$454,751	$459,224	$—	$459,224	$—
Long-term debt	35,000	37,365	—	37,365	—
Other interest bearing liabilities	1,584	1,585	—	1,585	—

11. COMMITMENTS, CONTINGENT LIABILITIES AND GUARANTEES

In the ordinary course of business, the Company makes commitments to extend credit to its customers through letters of credit, loan commitments and lines of credit. At September 30, 2021, the Company had $99,255,000 outstanding in loan commitments and other unused lines of credit extended to its customers as compared to $95,089,000 at December 31, 2020.

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its letters of credit. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third-party. Generally, financial and performance letters of credit have expiration dates within one year of issuance, while commercial letters of credit have longer term commitments. The credit risk involved in issuing letters of credit is essentially the same as the risks that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. The Company had outstanding $3,869,000 and $2,251,000 of financial and performance letters of credit commitments, respectively, as of September 30, 2021 and $1,541,000 and $2,365,000 of financial and performance letters of credit commitments, respectively, as of December 31, 2020. Commercial letters of credit as of September 30, 2021 and December 31, 2020 totaled $13,475,000 and $6,975,000, respectively. The increase between periods was predominantly due to a $6,000,000 commercial letter of credit extended to a customer in the third quarter of 2021. Management believes the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The amount of the liability as of September 30, 2021 for payments under letters of credit issued was not material. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk.

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

As of September 30, 2021, interest rate swaps with a notional amount totaling $40,000,000 were designated as cash flow hedges on fixed-rate brokered deposits and certain FHLB advances. As of December 31, 2020, interest rate swaps with a notional amount totaling $40,000,000, were designated as cash flow hedges on certain FHLB advances. The interest rate swaps were determined to be fully effective during the periods presented, and as such, no amount of ineffectiveness have been included in net income. The aggregate fair value of the swaps is recorded in either other assets or other liabilities on the Consolidated Statements of Condition with changes in fair value recorded in other comprehensive income. The Company expects the hedges to remain fully effective during the remaining terms of the swaps.

The following table reflects the notional amounts and fair values of derivatives recorded on the Consolidated Statements of Condition as of September 30, 2021 and December 31, 2020.

(Dollars in thousands)	September 30, 2021		December 31, 2020
		Fair		Fair
		Value		Value
	Notional	Asset	Notional	Asset
	Amount	(Liability)	Amount	(Liability)
Derivatives designated as hedges:
Interest rate swap - pay fixed / receive floating on 3-month brokered deposit	$20,000	$(61)	$—	$—
Interest rate swap - pay fixed / receive floating on 3-month FHLB advance	—	—	20,000	(123)
Interest rate swaps - forward-starting on long-term FHLB advances	20,000	496	20,000	66

The effect of cash flow hedge accounting on accumulated other comprehensive income for the periods ended September 30, 2021 and December 31, 2020 are as follows:

(Dollars in thousands)	September 30, 2021
	Amount of Gain	Location of (Gain)	Amount of (Gain)
	(Loss) Recognized in	Loss Reclassified	Loss Reclassified
	OCI on Derivatives	from OCI into Income	from OCI into Income
Interest rate contracts	$449	Interest expense on short-term borrowings and repurchase agreements	$43

(Dollars in thousands)	December 31, 2020
	Amount of Gain	Location of (Gain)	Amount of (Gain)
	(Loss) Recognized in	Loss Reclassified	Loss Reclassified
	OCI on Derivatives	from OCI into Income	from OCI into Income
Interest rate contracts	$(48)	Interest expense on short-term borrowings and repurchase agreements	$(9)

The effect of cash flow hedge accounting on the Consolidated Statements of Income for the three and nine months ended September 30, 2021 and September 30, 2020 was as follows:

Location and Amount of Gain or Loss Recognized in Income on Cash Flow Hedging Relationships

	Interest Income (Expense)		Interest Income (Expense)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2021	2020	2021	2020
Effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships:
Amount reclassified from AOCI into income	$(17)	$(1)	$(43)	$21
Total	$(17)	$(1)	$(43)	$21

13. SUBSEQUENT EVENTS

On October 19, 2021, the Board of Directors declared a cash dividend of $0.22 per share to shareholders of record on November 15, 2021, payable on December 1, 2021.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements:

The information contained in this Quarterly Report on Form 10-Q contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder). These forward-looking statements may include projections of, or guidance on, the Corporation’s future financial performance, expected levels of future expenses, including future credit losses, anticipated growth strategies, descriptions of new business initiatives and anticipated trends in the Corporation’s business or financial results. When words such as "may”, "should”, "will”, "could”, "estimates”, "predicts”, "potential”, "continue”, "anticipates”, "believes”, "plans”, "expects”, "future”, "intends”, “projects”, the negative of these terms and other comparable terminology are used in this release, Juniata is making forward-looking statements. Any forward-looking statement made by us in this document is based only on Juniata’s current expectations, estimates and projections about future events and financial trends affecting the financial condition of its business based on information currently available to us and speaks only as of the date when made. Juniata undertakes no obligation to publicly update or revise forward looking information, whether as a result of new or updated information, future events, or otherwise. Forward-looking statements are not historical facts or guarantees of future performance. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of the Corporation’s control, and actual results may differ materially from this forward-looking information. Therefore, you should not unduly rely on any of these forward-looking statements.  Many factors could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements, including, but not limited to: (i) the factors set forth in the sections of Juniata’s Annual Report on Form 10-K for the year ended December 31, 2020, titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and factors set forth in other current and periodic reports which Juniata has or will file with the Securities and Exchange Commission, and (ii) the following factors:

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

In response to the COVID-19 pandemic, the Company established a COVID-19 Modification Program on March 20, 2020 to offer payment relief to certain borrowers. Through this program, the Company approved interest and/or principal payment deferrals on loans for individuals and businesses affected by the economic impacts of the COVID-19 pandemic. Only two loans in the aggregate amount of $72,000, placed on deferment due to the pandemic remained in deferment as of September 30, 2021.

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

The Company participated in the PPP and funded 508 first round PPP loans totaling $32,064,000 in 2020 and funded 362 second round PPP loans totaling $18,931,000 in 2021. As of September 30, 2021, six first round PPP loans, totaling $233,000, and 303 second round PPP loans, totaling $14,690,000, remained outstanding. All remaining PPP loans have been forgiven.

On April 7, 2020, the Federal Reserve Banks extended credit under the Paycheck Protection Program Liquidity Facility (“PPPLF”) to provide liquidity to small business lenders and the broader credit markets, and to help stabilize the financial system. Only PPP covered loans guaranteed by the SBA under the Paycheck Protection Program with respect to both principal and interest, and that are originated by an eligible institution, may be pledged as collateral to the Federal Reserve Banks. The Company participated in the PPPLF, and as of September 30, 2021, had repaid all Federal Reserve Bank advances.

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

General:

The following discussion relates to the consolidated financial condition of the Company as of September 30, 2021, compared to December 31, 2020, and the consolidated results of operations for the three and nine months ended September 30, 2021, compared to the same periods in 2020. This discussion should be read in conjunction with the interim consolidated financial statements and related notes included herein.

Overview:

Juniata Valley Financial Corp. is a Pennsylvania corporation organized in 1983 to be the holding company of The Juniata Valley Bank. The Bank is a state-chartered bank headquartered in Mifflintown, Pennsylvania. Juniata Valley Financial Corp. and its subsidiary bank derive substantially all their income from banking and bank-related services, including interest earned on residential real estate, commercial mortgage, commercial and consumer loans, interest earned on investment securities and fee income from deposit services and other financial services provided to its customers.

Financial Condition:

Total assets as of September 30, 2021, were $827,124,000, an increase of $33,406,000, or 4.2%, compared to December 31, 2020. Comparing asset balances on September 30, 2021 and December 31, 2020, total cash and cash equivalents decreased by $28,923,000, or 69.5%, as excess cash was used to repay $27,955,000 in FRB advances under the PPPLF in 2021. Over the same period, debt securities available for sale increased by $71,894,000, or 25.1%, funded by deposit growth. Total loans decreased by $10,897,000, or 2.6%, due to net PPP loan forgiveness of $13,792,000. Excluding PPP loan activity, total loans increased by $2,895,000 during the period. As of September 30, 2021, total deposits increased by $84,716,000, or 13.6%, compared to December 31, 2020, primarily due to customers depositing government stimulus payments and PPP loan balances.

The table below shows changes in deposit volumes by type of deposit between December 31, 2020 and September 30, 2021.

(Dollars in thousands)	September 30,	December 31,	Change
	2021	2020	$	%
Deposits:
Demand, non-interest bearing	$181,735	$168,115	$13,620	8.1%
Interest bearing demand and money market	236,076	176,469	59,607	33.8
Savings	143,015	123,572	19,443	15.7
Time deposits, $250,000 and more	14,436	13,475	961	7.1
Other time deposits	132,320	141,235	(8,915)	(6.3)
Total deposits	$707,582	$622,866	$84,716	13.6%

As shown in the table below, total loans decreased $10,897,000, or 2.6%, between December 31, 2020 and September 30, 2021. This decrease was primarily in the commercial, financial and agricultural class as a result of $13,792,000 in PPP loan forgiveness payments exceeding originations and in the real estate – construction class, mainly due to the transfer of two large relationships to the real estate – commercial loan class during 2021. Partially offsetting these decreases was an increase in the real estate – commercial loan class which increased both from organic loan growth as well as the previously mentioned transfers between loan classes.

(Dollars in thousands)	September 30,	December 31,	Change
	2021	2020	$	%
Loans:
Commercial, financial and agricultural	$59,847	$73,057	$(13,210)	(18.1)%
Real estate - commercial	155,198	122,698	32,500	26.5
Real estate - construction	40,612	61,051	(20,439)	(33.5)
Real estate - mortgage	132,665	141,438	(8,773)	(6.2)
Obligations of states and political subdivisions	18,728	18,550	178	1.0
Personal	4,714	5,867	(1,153)	(19.7)
Total loans	$411,764	$422,661	$(10,897)	(2.6)%

A summary of the activity in the allowance for loan losses for each of the nine month periods ended September 30, 2021 and 2020 is presented below.

(Dollars in thousands)	Nine months ended September 30,
	2021	2020
Balance of allowance - January 1	$4,094	$2,961
Loans charged off	(10)	(41)
Recoveries of loans previously charged off	177	365
Net recoveries	167	324
Provision for loan losses	(536)	639
Balance of allowance - end of period	$3,725	$3,924

Ratio of net recoveries during period to average loans outstanding	(0.04)%	(0.08)%

Juniata experienced favorable asset quality trends and net recoveries of previously charged-off loans during the nine months ended September 30, 2021. Only two loans in the aggregate amount of $72,000, placed on deferment due to the pandemic remained in deferment as of September 30, 2021. All other loans previously placed in deferment have resumed contractual debt service as of September 30, 2021. Juniata continued to apply elevated qualitative risk factors to all loan segments in the loan portfolio in its allowance for loan loss analysis in the first nine months of 2021 due to the remaining uncertainty of the strength of the economy, as well as the lingering effects and duration of the pandemic. However, because borrowers with loans previously placed in deferment have shown the ability to continue making payments under contractual debt service, management reduced the level of risk originally established on these loans. Due to the positive asset quality trends noted above and sustained performance of the loan portfolio, the analysis resulted in a provision credit of $536,000 for the nine months ended September 30, 2021 compared to a provision expense of $639,000 recorded in the nine months ended September 30, 2020.

As of September 30, 2021, 20 loans (exclusive of loans acquired with existing credit deterioration) with aggregate outstanding balances of $5,749,000 were individually evaluated for impairment. The increase in impaired loans between December 31, 2020 and September 30, 2021 was due to the addition of one hospitality-industry loan classified as a troubled debt restructuring in 2021. A collateral analysis was performed on each of the loans individually evaluated for impairment to establish a portion of the reserve needed to carry the impaired loans at no higher than the fair value of their collateral. Following the analysis, no loans were determined to have insufficient collateral at September 30, 2021 requiring the establishment of specific reserves.

As of September 30, 2021, there were $42,029,000 of loans classified as special mention compared to $40,626,000 at December 31, 2020, $7,834,000 classified as substandard loans at September 30, 2021 compared to $9,602,000 at December 31, 2020, and no loans classified as doubtful at September 30, 2021 compared to $86,000 at December 31, 2020.

Management believes that the reserves carried are adequate to cover probable incurred losses related to these relationships as of September 30, 2021. There are uncertainties about the lasting effects of the COVID-19 impact on the economy. Such effects could have a material impact on future results of operations if businesses are not able to remain solvent and unemployment remains high. Management believes the Company has sufficient liquidity and capital and an adequate allowance for loan losses to withstand losses that may occur but continues to closely monitor the financial strength of borrowers whose ability to comply with repayment terms may become permanently impaired.

The following table summarizes the Bank’s non-performing loans, exclusive of loans acquired with credit deterioration, on September 30, 2021 compared to December 31, 2020.

(Dollar amounts in thousands)	September 30, 2021	December 31, 2020
Non-performing loans
Non-accrual loans	$162	$422
Accruing loans past due 90 days or more	87	22
Total	$249	$444

Loans outstanding	$411,764	$422,661

Ratio of non-performing loans to loans outstanding	0.06%	0.11%

Total non-performing loans as of September 30, 2021 decreased $195,000 over total non-performing loans as of December 31, 2020. Contributing to the decline was a $61,000 non-accrual loan placed in foreclosure, a $37,000 payoff of a non-accrual loan, as well as $91,000 in non-accrual loans upgraded to accrual status in 2021.

Stockholders’ equity decreased from December 31, 2020 to September 30, 2021 by $3,494,000, or 4.6%, mainly due to unrealized losses resulting from the change in market value of debt securities available for sale.

Subsequent to September 30, 2021, the following event took place:

On October 19, 2021, the Board of Directors declared a cash dividend of $0.22 per share to shareholders of record on November 15, 2021, payable on December 1, 2021.

Comparison of the Three Months Ended September 30, 2021 and 2020

Operations Overview:

Net income for the third quarter of 2021 was $1,897,000, an increase of $291,000, or 18.1%, when compared to the third quarter of 2020. Basic and diluted earnings per share increased 18.8%, to $0.38, in the third quarter of 2021 compared to basic and diluted earnings per share of $0.32 in the third quarter of 2020.

Annualized return on average equity for the three months ended September 30, 2021 was 10.19%, compared to the return on average equity of 8.36% for the same period in 2020. For the three months ended September 30, annualized return on average assets was 0.91% in 2021, compared to 0.82% in 2020.

Presented below are selected key ratios for the two periods:

	Three Months Ended
	September 30,
	2021	2020
Return on average assets (annualized)	0.91%	0.82%
Return on average equity (annualized)	10.19%	8.36%
Average equity to average assets	8.94%	9.84%
Non-interest income, excluding gain/loss on sales and calls of securities and change in value of equity securities, as a percentage of average assets (annualized)	0.61%	0.60%
Non-interest expense, excluding long-term debt prepayment penalty, as a percentage of average assets (annualized)	2.37%	2.52%

The discussion that follows further explains changes in the components of net income when comparing the third quarter of 2021 with the third quarter of 2020.

Net Interest Income:

Net interest income was $5,404,000 during the three months ended September 30, 2021 when compared to $5,226,000 during the three months ended September 30, 2020. Total interest income decreased by $16,000 during the third quarter of 2021 compared to the same period in 2020 due to a decline in interest income on loans, while total interest expense decreased by $194,000 over the same periods due primarily to a decline in interest expense on deposits.

Overall, average earning assets increased 7.6% in the third quarter of 2021 compared to the third quarter of 2020, while average interest-bearing liabilities increased 6.2 % over the same period. The net interest margin, on a fully tax equivalent basis, decreased from 2.91% during the three months ended September 30, 2020 to 2.79% during the three months ended September 30, 2021.

Average loan balances decreased by $2,570,000 and interest on loans decreased by $48,000 during the third quarter of 2021 compared to the same period in 2020 due to net PPP loan forgiveness which was partially offset by organic loan growth in commercial real estate loans. Average PPP loans were $21,788,000 during the three months ended September 30, 2021 compared to $31,879,000 during the three months ended September 30, 2020. The decrease in the average volume of loans outstanding reduced interest income by $35,000, while the 3 basis point decline in the weighted average yield on loans decreased interest income by $13,000.

The average balance of investment securities increased $50,174,000, and interest earned on investment securities increased by $32,000 in the third quarter of 2021 compared to the third quarter of 2020. The increase in the average balance on investment securities during the period increased interest income by $227,000, while the decline in yield on investment securities decreased interest income by $195,000.

Average earning assets increased $55,065,000, to $778,656,000, when comparing the three months ended September 30, 2021 to the three months ended September 30, 2020 due to a 17.0% increase in average investment securities, as well as a 136.3% increase in average interest-earning deposits and federal funds sold. The yield on earning assets declined 25 basis points, to 3.16%, during the three months ended September 30, 2021, from 3.41% during the same period in 2020. The average balance of interest-bearing liabilities increased over the period by $33,383,000 compared to the same 2020 period, while the cost to fund interest-earning assets with interest-bearing liabilities decreased 18 basis points, to 0.55%, during the third quarter of 2021 compared to the same period in 2020.

The table below shows the net interest margin on a fully tax-equivalent basis for the three months ended September 30, 2021 and 2020.

Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended			Three Months Ended
(Dollars in thousands)	September 30, 2021			September 30, 2020			Increase (Decrease) Due To (6)
	Average		Yield/	Average		Yield/
	Balance(1)	Interest	Rate	Balance(1)	Interest	Rate	Volume	Rate	Total
ASSETS
Interest earning assets:
Taxable loans (5)	$391,359	$4,587	4.65%	$395,099	$4,626	4.66%	$(44)	$5	$(39)
Tax-exempt loans	29,241	213	2.89	28,071	222	3.15	9	(18)	(9)
Total loans	420,600	4,800	4.53	423,170	4,848	4.56	(35)	(13)	(48)
Taxable investment securities	339,222	1,350	1.59	288,184	1,312	1.82	232	(194)	38
Tax-exempt investment securities	5,899	36	2.44	6,763	42	2.48	(5)	(1)	(6)
Total investment securities	345,121	1,386	1.61	294,947	1,354	1.84	227	(195)	32

Interest bearing deposits	8,364	8	0.36	5,474	8	0.58	5	(5)	—
Federal funds sold	4,571	0	0.01	—	—	0.00	—	—	—
Total interest earning assets	778,656	6,194	3.16	723,591	6,210	3.41	197	(213)	(16)

Other assets (7)	54,697			57,570
Total assets	$833,353			$781,161

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing demand deposits (2)	$237,366	73	0.12	$178,417	85	0.19	$28	$(40)	$(12)
Savings deposits	142,294	18	0.05	111,758	14	0.05	4	—	4
Time deposits	148,666	464	1.24	152,323	611	1.60	(15)	(132)	(147)
Short-term and long-term borrowings and other interest bearing liabilities	40,905	235	2.28	93,350	274	1.17	(153)	114	(39)
Total interest bearing liabilities	569,231	790	0.55	535,848	984	0.73	(136)	(58)	(194)

Non-interest bearing liabilities:
Demand deposits	184,318			162,881
Other	5,334			5,575
Stockholders’ equity	74,470			76,857
Total liabilities and stockholders’ equity	$833,353			$781,161
Net interest income and net interest rate spread		$5,404	2.61%		$5,226	2.68%	$333	$(155)	$178
Net interest margin on interest earning assets (3)			2.75%			2.87%
Net interest income and net interest margin - Tax equivalent basis (4)		$5,470	2.79%		$5,296	2.91%

Notes:

1)	Average balances were calculated using a daily average.
2)	Includes interest-bearing demand and money market accounts.
3)	Net margin on interest earning assets is net interest income divided by average interest earning assets.
4)	Interest on obligations of states and municipalities is not subject to federal income tax. To make the net yield comparable on a fully taxable basis, a tax equivalent adjustment is applied against the tax-exempt income utilizing a federal tax rate of 21%.
5)	Non-accruing loans are included in the above table until they are charged off.
6)	The change in interest due to rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
7)	Includes gross unrealized gains (losses) on securities available for sale.

Provision for Loan Losses:

In the third quarter of 2021, a $257,000 loan loss provision credit was recorded, compared to a provision expense of $87,000 in the third quarter of 2020. Based on an analysis of the allowance of loan losses as of September 30, 2021, the decreased provision was primarily the result of continued improvement in asset quality trends and net recoveries of $76,000. Additionally, management reduced the level of risk originally established on COVID deferred loans because borrowers have shown the ability to continue making payments under contractual debt service.

Management regularly reviews the adequacy of the allowance for loan losses and makes assessments as to specific loan impairment, charge-off expectations, general economic conditions in the Bank’s market area, specific loan quality and other factors. See the earlier discussion in the Financial Condition section explaining the information used to determine the provision.

Non-interest Income:

Non-interest income in the third quarter of 2021 was $1,306,000 compared to $1,450,000 in the third quarter of 2020, a decrease of $144,000, or 9.9%. Excluding net gains on sales and calls of securities and the change in value of equity securities, non-interest income increased $103,000, or 8.8%, in the third quarter of 2021 compared to the third quarter of 2020.

Most significantly impacting non-interest income in the comparative three month periods was a $283,000 decrease in the gain on sales and calls of securities in the third quarter of 2021 compared to the third quarter of 2020. Partially offsetting this decline in the third quarter of 2021 were increases of $39,000 in debit card fee income, $43,000 in fees derived from loan activity and $36,000 in the change in fair value of equity securities compared to the comparable 2020 period.

As a percentage of average assets, annualized non-interest income was 0.63% in the third quarter of 2021 compared to 0.74% in the third quarter of 2020. Excluding the gain on sales and calls of securities and change in value of equity securities, the percentage of average assets to annualized non-interest income was 0.61% in the third quarter of 2021 compared to 0.60% in the third quarter of 2020.

Non-interest Expense:

Non-interest expense was $4,928,000 for the three months ended September 30, 2021, compared to $4,925,000 for the same period in 2020, an increase of $3,000, or 0.1%.

Most significantly impacting non-interest expense in the comparative three month periods was a $109,000 increase in data processing expense in the third quarter of 2021 compared to the third quarter of 2020, primarily due to various technological enhancements and a $41,000 increase in FDIC insurance premiums as a result of asset growth during the last twelve months which is used in the calculation of the premiums. Partially offsetting these increases were declines in employee benefits of $62,000 due to lower health insurance costs, $57,000 in equipment expense and a $72,000 adjustment to the Pennsylvania Shares Tax liability.

As a percentage of average assets, annualized non-interest expense was 2.37% in the third quarter of 2021 compared to 2.52% in the third quarter of 2020.

Provision for income taxes:

An income tax provision of $142,000 was recorded in the third quarter of 2021 compared to a tax provision of $58,000 recorded in the third quarter of 2020, primarily due to higher taxable income recorded in the 2021 period.

The Company qualifies for a federal tax credit for low-income housing project investments, and the tax provisions for each period reflect the application of the tax credit. For the third quarters of 2021 and 2020, the tax credits were $225,000 in each period, offsetting $367,000 and $283,000 in tax expense in the 2021 and 2020 periods, respectively. For the third quarter of 2021, the tax credit lowered the effective tax rate from 18.0% to 7.0% compared to the same period in 2020, when the tax credit lowered the effective tax rate from 17.0% to 3.5%.

Comparison of the Nine Months Ended September 30, 2021 and 2020

Operations Overview:

Net income for the first nine months of 2021 was $5,271,000, an increase of $1,022,000, or 24.1%, when compared to the first nine months of 2020, while basic and diluted earnings per share increased by 26.5%, to $1.05, during the first nine months of 2021 compared to basic and diluted earnings per share of $0.83 during the comparable 2020 period. Annualized return on average equity for the nine months ended September 30, 2021 was 9.47%, compared to 7.45% for the same period in 2020. For the nine months ended September 30, annualized return on average assets was 0.86% in 2021, compared to 0.78% in 2020.

Presented below are selected key ratios for the two periods:

	Nine Months Ended
	September 30,
	2021	2020
Return on average assets (annualized)	0.86%	0.78%
Return on average equity (annualized)	9.47%	7.45%
Average equity to average assets	9.10%	10.48%
Non-interest income, excluding gain/loss on sales and calls of securities and change in value of equity securities, as a percentage of average assets (annualized)	0.60%	0.61%
Non-interest expense, excluding long-term debt prepayment penalty, as a percentage of average assets (annualized)	2.35%	2.57%

The discussion that follows further explains changes in the components of net income when comparing the first nine months of 2021 to the first nine months of 2020.

Net Interest Income:

Net interest income was $15,540,000 during the nine months ended September 30, 2021 compared to $15,345,000 recorded during the nine months ended September 30, 2020. Total interest income decreased by $382,000 during the first three quarters of 2021 compared to the first three quarters of 2020, mainly due to a decline in interest income on taxable securities and loans, while total interest expense decreased by $577,000 over the same period due to a decline in interest expense on deposits and long-term debt as $10,000,000 in FHLB long-term advances were repaid in April 2020.

Overall, average interest-earning assets increased 13.9%, while average interest-bearing liabilities increased 13.7% during the nine months ended September 30, 2021 compared to the same period in 2020. Over the same period, net interest margin, on a fully tax equivalent basis, decreased from 3.10% during the nine months ended September 30, 2020 to 2.76% during the nine months ended September 30, 2021.

Average loan balances increased by $18,069,000, or 4.4%, during the first nine months of 2021, while interest income on loans declined by $136,000 over the same period compared to the first nine months of 2020. PPP loan origination activity was a factor in the increase in average loan balances between periods as average PPP loans were $27,897,000 during the nine months ended September 30, 2021 compared to $18,182,000 during the nine months ended September 30, 2020.  The increase in the average volume of loans outstanding during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 increased interest income by $629,000, while the 23 basis point decrease in the weighted average yield on loans decreased interest income by approximately $765,000.

The average balance of investment securities increased by $74,103,000 in the first nine months of 2021 compared to the first nine months of 2020, while interest earned on investment securities decreased $192,000. The change in the average balance increased interest income by $1,153,000, while the decline in the overall pre-tax yield of 56 basis points on the investment securities portfolio resulted in a decrease in interest income of $1,345,000.

Average earning assets increased $93,084,000 to $762,232,000, primarily due to the 30.1% increase in average investment securities and a 4.4% increase in total loans. The yield on earning assets decreased to 3.17% during the nine months ended September 30, 2021 from 3.68% in the same period in 2020. The average balance of interest-bearing liabilities increased over the period by $67,294,000 to $559,316,000, compared to the same period in 2020. In addition, the cost to fund interest-bearing assets with interest-bearing liabilities decreased 24 basis points, to 0.60%, during the first nine months of 2021 compared to the same period in 2020. The yields on earning assets and cost of funds were affected by the 225 basis point decline in the prime rate and the federal funds target range between the comparable periods of 2020 and 2021.

The table below shows the net interest margin on a fully tax-equivalent basis for the nine months ended September 30, 2021 and 2020.

Average Balance Sheets and Net Interest Income Analysis

	Nine Months Ended			Nine Months Ended
(Dollars in thousands)	September 30, 2021			September 30, 2020			Increase (Decrease) Due To (6)
	Average		Yield/	Average		Yield/
	Balance(1)	Interest	Rate	Balance(1)	Interest	Rate	Volume	Rate	Total
ASSETS
Interest earning assets:
Taxable loans (5)	$396,684	$13,680	4.61%	$380,913	$13,833	4.85%	$574	$(727)	$(153)
Tax-exempt loans	30,763	691	3.00	28,465	674	3.16	55	(38)	17
Total loans	427,447	14,371	4.50	409,378	14,507	4.73	629	(765)	(136)
Taxable investment securities	314,501	3,543	1.50	240,694	3,742	2.07	1,148	(1,347)	(199)
Tax-exempt investment securities	6,165	112	2.42	5,869	105	2.39	5	2	7
Total investment securities	320,666	3,655	1.52	246,563	3,847	2.08	1,153	(1,345)	(192)

Interest bearing deposits	8,439	18	0.29	9,127	60	0.88	(5)	(37)	(42)
Federal funds sold	5,680	1	0.01	4,080	13	0.44	5	(17)	(12)
Total interest earning assets	762,232	18,045	3.17	669,148	18,427	3.68	1,782	(2,164)	(382)

Other assets (7)	54,007			56,917
Total assets	$816,239			$726,065

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing demand deposits (2)	$215,489	227	0.14	$163,834	327	0.27	$104	$(204)	$(100)
Savings deposits	136,906	51	0.05	105,959	54	0.07	16	(19)	(3)
Time deposits	151,123	1,493	1.32	151,953	1,889	1.66	(10)	(386)	(396)
Short-term and long-term borrowings and other interest bearing liabilities	55,798	734	1.76	70,276	812	1.54	(168)	90	(78)
Total interest bearing liabilities	559,316	2,505	0.60	492,022	3,082	0.84	(58)	(519)	(577)

Non-interest bearing liabilities:
Demand deposits	177,646			152,664
Other	5,028			5,290
Stockholders’ equity	74,249			76,089
Total liabilities and stockholders’ equity	$816,239			$726,065
Net interest income and net interest rate spread		$15,540	2.57%		$15,345	2.84%	$1,840	$(1,645)	$195
Net interest margin on interest earning assets (3)			2.73%			3.06%
Net interest income and net interest margin - Tax equivalent basis (4)		$15,753	2.76%		$15,552	3.10%

Notes:

1)	Average balances were calculated using a daily average.
2)	Includes interest-bearing demand and money market accounts.
3)	Net margin on interest earning assets is net interest income divided by average interest earning assets.
4)	Interest on obligations of states and municipalities is not subject to federal income tax. To make the net yield comparable on a fully taxable basis, a tax equivalent adjustment is applied against the tax-exempt income utilizing a federal tax rate of 21%.
5)	Non-accruing loans are included in the above table until they are charged off.
6)	The change in interest due to rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

7)	Includes gross unrealized gains (losses) on securities available for sale.

Provision for Loan Losses:

In the first nine months of 2021, the provision for loan losses was a credit of $536,000, compared to a provision expense of $639,000 in the first nine months of 2020. The decline in the provision in 2021 compared to the 2020 period was due to favorable asset quality trends and $167,000 in net recoveries of previously charged-off loans. Additionally, management reduced the level of risk originally established on COVID deferred loans because borrowers have shown the ability to continue making payments under contractual debt service.

Management regularly reviews the adequacy of the allowance for loan losses and makes assessments as to specific loan impairment, charge-off expectations, general economic conditions in the Bank’s market area, specific loan quality and other factors. See the earlier discussion in the Financial Condition section explaining the information used to determine the provision.

Non-interest Income:

Non-interest income in the first nine months of 2021 was $3,880,000 compared to $4,001,000 in the first nine months of 2020, a decrease of $121,000, or 3.0%. Excluding net gains on sales and calls of securities and the change in value of equity securities, non-interest income increased $375,000, or 11.3%, during the nine months ended September 30, 2021 compared to the same period last year.

Most significantly impacting the comparative nine month periods was a $787,000 decline in the gain on sales and calls of securities in 2021 over the comparable 2020 period due to the execution of a balance sheet strategy in 2020 that produced $845,000 in security gains to offset a $524,000 prepayment penalty on the extinguishment of long-term debt. Partially offsetting this decline were increases of $291,000 in the change in value of equity securities, $207,000 in debit card fee income and $149,000 in fees derived from loan activity during the first nine months of 2021 compared to the comparable 2020 period.

As a percentage of average assets, annualized non-interest income was 0.63% in the first nine months of 2021 compared to 0.73% in the comparable 2020 period. As a percentage of average assets, annualized non-interest income, exclusive of net gains/losses on the sales of securities and the change in value of equity securities, was 0.60% in the first nine months of 2021 compared to 0.61% in the first nine months of 2020.

Non-interest Expense:

Non-interest expense was $14,383,000 for the nine months ended September 30, 2021 compared to $14,502,000 for the same period in 2020, a decrease of $119,000, or 0.8%.

Most significantly impacting non-interest expense in the comparative nine month periods was a $524,000 decline in long-term debt prepayment penalties as no prepayment penalty was recorded during the nine months ended September 30, 2021. Additionally, equipment expense decreased by $141,000, due primarily to lower depreciation and maintenance expenses. Partially offsetting these declines between periods was an increase of $206,000 in employee compensation expense as staffing levels in the first half of 2021 returned to pre-pandemic levels compared to the comparable 2020 period when some employees were furloughed. Data processing expense also increased by $301,000 during the nine months ended

September 30, 2021, compared to the same 2020 period, predominantly due to the expenses incurred from the launch of Juniata’s new online deposit account opening platform at the end of 2020 and other technology enhancements.

As a percentage of average assets, annualized non-interest expense was 2.35% in the first nine months of 2021 compared to 2.66% in the first nine months of 2020. Excluding the long-term debt prepayment penalty recorded during the nine months ended September 30, 2020, annualized non-interest expense was 2.57% through the first nine months of 2020.

Provision for income taxes:

An income tax provision of $302,000 was recorded in the first nine months of 2021 compared to an income tax benefit of $44,000 recorded in the first nine months of 2020, primarily due to higher taxable income earned in the 2021 period. Additionally, under the provisions of the CARES Act, the Company recorded a tax refund in excess of its deferred tax carrying value, resulting in a $57,000 credit to income tax expense in 2020.

The Company qualifies for a federal tax credit for low-income housing project investments, and the tax provisions for each period reflected the application of the tax credit. For the first nine months of 2021 and 2020, the tax credits were $676,000 in both periods, offsetting $978,000 in tax expense recorded during the nine months ended September 30, 2021 and $632,000 in tax expense recorded in the comparable 2020 period. The tax credit lowered the effective tax rate from 17.5% to 5.4% during the first nine months of 2021 compared to the same period in 2020, when the tax credit lowered the effective tax rate from 15.0% to (1.0)%.

Liquidity:

The objective of liquidity management is to ensure that sufficient funding is available, at a reasonable cost, to meet the ongoing operational cash needs of the Company and to take advantage of income producing opportunities as they arise. While the desired level of liquidity will vary depending upon a variety of factors, it is the primary goal of the Company to maintain a high level of liquidity in all economic environments. Principal sources of asset liquidity are provided by loans and securities maturing in one year or less, and other short-term investments, such as federal funds sold and cash and due from banks. Liability liquidity, which is more difficult to measure, can be met by attracting deposits and maintaining the core deposit base. The Company is a member of the Federal Home Loan Bank of Pittsburgh for the purpose of providing short-term liquidity when other sources are unable to fill these needs. During the nine months ended September 30, 2021, overnight borrowings from the Federal Home Loan Bank averaged $426,000. As of September 30, 2021, the Company had no short-term borrowings, but had $35,000,000 in long-term debt with the Federal Home Loan Bank with a remaining unused borrowing capacity with the Federal Home Loan Bank of $146,043,000.

The Company may use brokered deposits as an additional funding alternative. As of September 30, 2021, brokered deposits of $20,000,000 were included in total interest-bearing deposits.

Funding derived from securities sold under agreements to repurchase (accounted for as collateralized financing transactions) is available through corporate cash management accounts for business customers. This product provides the Company with the ability to pay interest on corporate checking accounts.

In view of the sources previously mentioned, management believes that the Company’s liquidity can provide the funds needed to meet operational cash needs.

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

Generally, financial and performance letters of credit have expiration dates within one year of issuance, while commercial letters of credit have longer term commitments. The credit risk involved in issuing letters of credit is essentially the same as the risks that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. The Company had $3,869,000 and $2,251,000 of financial and performance letters of credit commitments outstanding as of September 30, 2021. The Company had $3,991,000 and $2,379,000 of financial and performance letters of credit commitments outstanding as of December 31, 2020. Commercial letters of credit as of September 30, 2021 and December 31, 2020 totaled $13,475,000 and $6,975,000, respectively. The increase between periods was predominantly due to a $6,000,000 commercial letter of credit extended to a customer in the third quarter of 2021.

Management believes the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding letters of credit. The current amount of the liability as of September 30, 2021 for payments under letters of credit issued was not material. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk.

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

At September 30, 2021, the Bank exceeded the regulatory requirements to be considered a "well capitalized" financial institution under Basel III.

The Company’s principal source of funds for dividend payments is dividends received from the Bank. Certain regulatory restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. At September 30, 2021, $37,082,000 in undistributed earnings of the Bank, included in the consolidated stockholders’ equity, was available for distribution to the Company as dividends without prior regulatory approval, subject to regulatory capital requirements.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of September 30, 2021, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined by the Securities Exchange Act of 1934 (“Exchange Act”), Rule 13a-15(e). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting.

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

Item 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company periodically repurchases shares of its common stock under the share repurchase program approved by the Board of Directors. In December of 2016, the Board of Directors authorized the repurchase of an additional 200,000 shares of its common stock through its share repurchase program. The program will remain authorized until all approved shares are repurchased, unless terminated by the Board of Directors. As of November 15, 2021, 9,307 shares remained available to purchase under that program as 11,484 shares were repurchased in October 2021. Transactions pursuant to the repurchase program in the three month period ended September 30, 2021 are shown below.

			Total Number of
	Total Number		Shares Purchased as	Maximum Number of
	of Shares	Average	Part of Publicly	Shares that May Yet Be
	Purchased or Restricted	Price Paid	Announced Plans or	Purchased Under the
Period	Shares Forfeited	per Share	Programs	Plans or Programs (1)
July 1-31, 2021	—	$—	—	20,791
August 1-31, 2021	—	—	—	20,791
September 1-30, 2021	—	—	—	20,791

Totals	—		—	20,791

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

Juniata Valley Financial Corp.
(Registrant)

Date:	NOVEMBER 15, 2021	By:	/s/ Marcie A. Barber
Marcie A. Barber, President
Chief Executive Officer
(Principal Executive Officer)

Date:	November 15, 2021	By:	/s/ JoAnn N. McMinn
JoAnn N. McMinn
Chief Financial Officer
(Principal Accounting Officer and
Principal Financial Officer)