Form 10-K
period 2021-12-31
JUNIATA VALLEY FINANCIAL CORP
filed 2022-03-16
CIK 714712

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2021

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
(Title of Class)

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

Yes ⌧  No ◻

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ⌧  No ◻

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ⌧

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ◻	Non-accelerated filer ⌧
Smaller reporting company ☒	Emerging growth company ☐

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

Yes ☐  No ⌧

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrants most recently completed second fiscal quarter was $80,148,536. (1)

There were 4,998,858 shares of the registrant’s common stock outstanding as of March 16, 2022.

(1)	The aggregate dollar amount of the voting stock set forth equals the number of shares of the Company’s Common Stock outstanding, reduced by the amount of Common Stock held by officers, directors, shareholders owning in excess of 10% of the Company’s Common Stock and the Company’s employee benefit plans multiplied by the last reported sale price for the Company’s Common Stock on June 30, 2021, the last business day of the registrants most recently completed second fiscal quarter. The information provided shall not be construed as an admission that any officer, director or 10% shareholder of the Company, or any employee benefit plan, may be deemed an affiliate of the Company or that such person or entity is the beneficial owner of the shares reported as being held by such person or entity, and any such inference is hereby disclaimed.

DOCUMENTS INCORPORATED BY REFERENCE

(Specific sections incorporated are identified under applicable items herein)

Certain portions of the Company’s Proxy Statement to be filed in connection with its 2022 Annual Meeting of Shareholders are incorporated by reference in Part III of this Report; provided; however, that any information in such Proxy Statement that is not required to be included in this Annual Report on Form 10-K shall not be deemed to be incorporated herein or filed for the purposes of the Securities Act of 1933 or the Securities Exchange Act of 1934.

Other documents incorporated by reference are listed in the Exhibit Index.

PART I

ITEM 1. BUSINESS

Overview

Juniata Valley Financial Corp. (the “Company” or “Juniata”) is a Pennsylvania corporation formed in 1983 as a result of a plan of merger and reorganization of The Juniata Valley Bank (the “Bank”). The plan received regulatory approval on June 7, 1983 and Juniata, a one-bank holding company, registered under the Bank Holding Company Act of 1956. The Bank is the oldest independent commercial bank in Juniata and Mifflin Counties, which was organized as a state bank charter in 1867. The Company has one reportable segment, consisting of the Bank, as described in Note 2 of The Notes to Consolidated Financial Statements.

Nature of Operations

Juniata operates primarily in central and northern Pennsylvania with the purpose of delivering financial services within its local markets. The Company provides retail and commercial banking services through 18 locations as follows: five community offices in Juniata County; six community offices and a financial services office in Mifflin County; two community offices in McKean County; one community office in each of Potter, Perry and Huntingdon Counties; and a loan production office in Centre County.

The Company offers a full range of consumer and commercial banking services. Consumer banking services include: online account opening; online banking; mobile banking; telephone banking; automated teller machines; personal checking accounts; checking overdraft privileges; money market deposit accounts; savings accounts; debit cards; certificates of deposit; individual retirement accounts; secured lines of credit; construction and mortgage loans; and safe deposit boxes. Commercial banking services include low and high-volume business checking accounts; online account management services; remote deposit capability; ACH origination; payroll direct deposit; commercial lines of credit; commercial letters of credit; mobile deposit for small business customers; and commercial term and demand loans.

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

The major types of investments held by Juniata consist of obligations and securities issued by U.S. government agencies or corporations, obligations of state and local political subdivisions, government sponsored entity mortgage-backed securities, subordinated debt and common stock. Juniata’s investment policy directs that investments be managed in a way that provides necessary funding for the Company’s liquidity needs and adequate collateral to pledge for public funds held, and as directed by the Asset Liability Committee, manages interest rate risk. The investment policy specifies the types of investments permitted to be owned, addresses credit quality of investments and includes limitations by investment types and issuer.

The Company’s primary source of funds is deposits, consisting of transaction type accounts, such as demand deposits and savings accounts, and time deposits, such as certificates of deposit. Most deposits are held by customers residing or located in Juniata’s market area. No material portion of the deposits has been obtained from a single or small group of customers, and the Company believes that the loss of any customer’s deposits or a small group of customers’ deposits would not have a material adverse effect on the Company.

Other sources of funds used by the Company include brokered deposits, retail repurchase agreements, borrowings from the Federal Home Loan Bank of Pittsburgh, and lines of credit established with various correspondent banks for overnight funding.

Competition

The Bank’s service area is characterized by a high level of competition for banking and financial services among commercial banks, varying in size from local community banks to regional and national banks, credit unions, savings and loan associations, and non-bank financial institutions, including fintech-based loan and deposit providers, located inside and outside the Bank’s market area. The Bank actively competes with such banks and institutions for local consumer and commercial deposit accounts, loans and other types of banking business. Many competitors have substantially greater financial resources and larger branch systems than those of the Bank.

In commercial transactions, the Company believes that the Bank’s legal lending limit to a single borrower (approximately $10,185,000 as of December 31, 2021) enables it to compete effectively for the business of small and mid-sized businesses. However, the Bank’s legal lending limit is considerably lower than that of various competing institutions, and thus, may act as a constraint on the Bank’s effectiveness in competing for larger financings.

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

A satisfactory safety and soundness rating, particularly with regard to capital adequacy, and a satisfactory Community Reinvestment Act rating are generally prerequisites to obtaining federal regulatory approval to make acquisitions and open branch offices. As of December 31, 2021, the Bank was rated “satisfactory” under the Community Reinvestment Act and was a “well-capitalized” bank. An institution’s Community Reinvestment Act rating is considered in determining whether to grant approvals relating to charters, branches and other deposit facilities, relocations, mergers, consolidations and acquisitions. Less than satisfactory performance may be the basis for denying an application.

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

On March 12, 2020, the SEC adopted amendments to the “accelerated filer” and “large accelerated filer” definitions pursuant to Rule 12b-2 under the Securities Exchange Act of 1934 in order to resolve an overlap that existed between the definitions related to accelerated filers and “smaller reporting companies,” with the focus to reduce disclosure and reporting obligations for lower-revenue smaller reporting companies. The final amendments were effective on, and apply to an annual report filing due on or after, April 27, 2020. The most notable impact of these amendments was that a smaller reporting company with less than $100 million in revenue that previously met the definition of an accelerated filer or large accelerated filer is not required to obtain an attestation of their internal control over financial reporting as required under Section 404(b) of the Sarbanes-Oxley Act and is not required to comply with the shorter SEC filing deadlines that apply to accelerated filers. Juniata qualifies as a smaller reporting company and is not required to obtain such an attestation and may comply with the shorter SEC filing deadlines.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd Frank Act”) revised the statutory authorities governing the FDIC’s management of the DIF. Key requirements from the Dodd-Frank Act have resulted in the FDIC’s adoption of amendments that: (1) redefined the assessment base used to calculate deposit insurance assessments to “average consolidated total assets minus average tangible equity”; (2) raised the DIF’s minimum reserve ratio to 1.35 percent and removed the upper limit on the reserve ratio; (3) revised adjustments to the assessment rates by eliminating one adjustment and adding another; and (4) revised the deposit insurance assessment rate schedules due to changes to the assessment base. Revised rate schedules and other revisions to the deposit insurance assessment rules became effective April 1, 2011. Though deposit insurance assessments maintain a risk-based approach, the FDIC’s changes imposed a more extensive risk-based assessment system on large insured depository, institutions with at least $10 billion in total assets since they are more complex in nature and could pose greater risk. In 2019, the Bank was allocated small bank assessment credits and used the remaining $58,000 in 2020.

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

Capital Regulation

The Bank is subject to risk-based capital standards by which banks are evaluated in terms of capital adequacy. These regulatory capital requirements are administered by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators. Management believes, as of December 31, 2021, the Bank meets all capital adequacy requirements to which it is subject.

Prompt corrective action regulations provide five classifications: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2021 and 2020, the Bank was well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s capital category.

The United States is a member of the Basel Committee on Banking Supervision (the “Basel Committee”) that provides a forum for regular international cooperation on banking supervisory matters. The Basel Committee develops guidelines and supervisory standards and is best known for its international standards on capital adequacy. In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation, officially identified by the Basel Committee as “Basel III”, which set capital standards with which the Bank would otherwise be required to comply, if not for the federal banking agencies joint final rule in 2019 that provided an optional, simplified measure of capital adequacy, the community bank leverage ratio framework (“CBLR framework”), for qualifying community banking organizations, consistent with Section 201 of the Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Economic Growth Act”). The final CBLR framework rule was effective on January 1, 2020, and the Bank elected to comply with the CBLR framework in 2020. In April 2020, the federal banking agencies issued an interim final rule that made a temporary change to the CBLR framework, pursuant to Section 4012 of the CARES Act, and a second interim final rule that provided a graduated increase in the community bank leverage ratio requirement after the expiration of the temporary changes implemented pursuant to Section 4012 of the CARES Act.

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

Under the final rule, an eligible banking organization can opt out of the CBLR framework and revert back to the risk-weighting framework without restriction. As of December 31, 2021, the Bank was a qualifying community banking organization as defined by the federal banking agencies but elected to revert back to the risk-weighting framework under the Basel III capital requirements.

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

Federal banking agencies have broad powers to take corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are “well-capitalized,” “adequately capitalized,” “undercapitalized”, “significantly undercapitalized,” or “critically undercapitalized.” As of December 31, 2021, the Bank was a “well-capitalized” bank, as defined by the FDIC.

The FDIC has issued a rule that sets the capital level for each of the five capital categories by which banks are evaluated. A bank is deemed to be “well-capitalized” if the bank has a total risk-based capital ratio of 10% or greater, has a Tier 1 risk-based capital ratio of 6% or greater, has a leverage ratio of 5% or greater, and is not subject to any order or final capital directive by the FDIC to meet and maintain a specific capital level for any capital measure. A bank may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it received an unsatisfactory safety and soundness examination rating.

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

Gramm-Leach-Bliley Act

On November 12, 1999, the Gramm-Leach-Bliley Act (“GLB”) became law. GLB permits commercial banks to affiliate with investment banks. It also permits bank holding companies which elect financial holding company status to engage in any type of financial activity, including securities, insurance, merchant banking/equity investment and other activities that are financial in nature. The Company has not elected financial holding company status. The merchant banking provisions of GLB allow a bank holding company to make a controlling investment in any kind of company, financial or commercial. GLB allows a bank to engage in virtually every type of activity currently recognized as financial or incidental or complementary to a financial activity. A commercial bank that wishes to engage in these activities is required to be well-capitalized, well managed and to have a satisfactory or better Community Reinvestment Act rating. GLB also allows subsidiaries of banks to engage in a broad range of financial activities that are not permitted for banks themselves. Although the Company and the Bank have not commenced these types of activities to date, GLB enables them to evaluate new financial activities that would complement the products already offered to enhance non-interest income.

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

Due to the SEC’s recently adopted amendments to the “accelerated filer” and “large accelerated filer” definitions pursuant to Rule 12b-2 under the Securities Exchange Act of 1934, smaller reporting companies, such as Juniata, with less than $100 million in revenue that previously met the definition of an accelerated filer or large accelerated filer will not be required to obtain an attestation of their internal control over financial reporting as required under Section 404(b) of the Sarbanes-Oxley Act; thus, no such attestation is included in this Annual Report on Form 10-K.

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

The following is a list of significant provisions of the Dodd-Frank Act, and, if applicable, the resulting regulatory rules adopted, that apply (or will apply), most directly to the Company and its subsidiary:

●	Federal deposit insurance - On April 1, 2011, the FDIC’s revised deposit insurance assessment base changed from total domestic deposits to average total assets, minus average tangible equity.
●	Debit card interchange fees - In June 2011, the FRB adopted regulations, which became effective on October 1, 2011, setting maximum permissible interchange fees issuers can receive or charge on electronic debit card transaction fees and network exclusivity arrangements.
●	Interest on demand deposits - Beginning in July 2011, depository institutions were no longer prohibited from paying interest on business transaction and other accounts.
●	Stress testing - In October 2012, the FRB issued final rules regarding company-run stress testing, which were amended by the Economic Growth Act. In accordance with these rules, a company whose assets exceed $10 billion is required to conduct an annual stress test. The Economic Growth Act raised the asset threshold for the stress testing requirement to apply to companies with assets above $100 billion. While the Company believes that both the quality and magnitude of its capital base are sufficient to support its current operations given its risk profile, this requirement is not applicable to the Company because its assets are under $100 billion.
●	Ability-to-pay rules and qualified mortgages - As required by the Dodd-Frank Act, the CFPB issued a series of final rules in January 2013 amending Regulation Z, implementing the Truth in Lending Act, by requiring mortgage lenders to make a reasonable and good faith determination, based on verified and documented information, that a consumer applying for a residential mortgage loan has a reasonable ability to repay the loan according to its terms. These final rules, most of which became effective January 10, 2014, prohibit creditors, such as the Company, from extending residential mortgage loans without regard for the consumer’s ability to repay and add restrictions and requirements to residential mortgage origination and servicing practices. In addition, these rules restrict the imposition of prepayment penalties and compensation practices relating to residential mortgage loan origination. Mortgage lenders are required to determine consumers’ ability to repay in one of two ways. The first alternative requires the mortgage lender to consider eight underwriting factors when making the credit decision. Alternatively, the mortgage lender can originate "qualified mortgages," which are entitled to a presumption that the creditor making the loan satisfied the ability-to-repay requirements. In general, a "qualified mortgage" is a residential mortgage loan that does not have certain high-risk features, such as negative amortization, interest-only payments, balloon payments, or a term exceeding 30 years. In addition, to be a qualified mortgage, the points and fees paid by a consumer cannot exceed 3% of the total loan amount, and the borrower’s total debt-to-income ratio must be no higher than 43% (subject to certain limited exceptions for loans eligible for purchase, guarantee or insurance by a government sponsored entity or a federal agency).

Compliance with these rules has increased Juniata’s overall regulatory compliance costs and required changes to the underwriting practices of the Company with respect to mortgage loans.

●	Integrated disclosures under the Real Estate Settlement Procedures Act and the Truth in Lending Act - require lenders to provide a new Loan Estimate, combining content from the former Good Faith Estimate required under RESPA and the initial disclosures required under TILA not later than the third business day after submission of a loan application, and a new Closing Disclosure, combining content of the former HUD-1 Settlement Statement required under RESPA and the final disclosures required under TILA at least three days prior to the loan closing.
●	Volcker Rule — As mandated by the Dodd-Frank Act, in December 2013, the OCC, FRB, FDIC, SEC and Commodity Futures Trading Commission issued a final rule (the "Final Rules") implementing certain prohibitions and restrictions on the ability of a banking entity and non-bank financial company supervised by the FRB to engage in proprietary trading and have certain ownership interests in, or relationships with, a "covered fund". Generally, any entity that would be an investment company under the Investment Company Act of 1940 (the "1940 Act") is treated as a covered fund, but for the application of the exemptions from SEC registration set forth in Section 3(c)(1) (fewer than l00 beneficial owners) or Section 3(c)(7) (qualified purchasers) of the 1940 Act. Also requires regulated entities to establish an internal compliance program consistent with the extent to which it engages in activities covered by the Volcker Rule, which must include making regular reports about those activities to regulators. Although there is some tiering of compliance and reporting obligations based on size, the fundamental prohibitions of the Volcker Rule apply to banking entities of any size, including the Company.

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

Coronavirus Aid, Relief, and Economic Security Act

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law, temporarily suspending certain requirements under U.S. GAAP. The CARES Act permitted the suspension of ASC 310-40 for loan modifications made by financial institutions in response to the COVID-19 pandemic if the borrower met certain criteria. A loan modification accounted for in accordance with the CARES Act was not treated as a TDR for accounting or disclosure purposes. The Consolidated Appropriations Act, 2021 ("CAA") was signed into law on December 27, 2020 and extended this temporary relief until January 1, 2022.

In response to the COVID-19 pandemic, the Company established a COVID-19 Modification Program on March 20, 2020 to offer payment relief to certain borrowers. Through this program, the Company approved interest and/or principal payment deferrals on loans for individuals and businesses affected by the economic impacts of the COVID-19 pandemic.

On April 7, 2020, the banking agencies issued a statement, “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working With Customers Affected by the Coronavirus (Revised)” (“Interagency Statement”), to encourage banks to work prudently with borrowers and to describe the agencies’ interpretation of how accounting rules under ASC 310-40 apply to certain COVID-19-related modifications. The interagency statement interpreted, but did not suspend, ASC 310-40. It indicated that a lender can conclude that a borrower is not experiencing financial difficulty if either (1) short-term (i.e. six months) modifications are made in response to COVID-19 or (2) the modification or deferral program is mandated by the federal government or a state government. Accordingly, any loan modification made in response to the COVID-19 pandemic that met either of these practical expedients was not considered a TDR because the borrower was not experiencing financial difficulty.

On August 3, 2020, the Federal Financial Institutions Examination Council (“FFIEC”) issued the Joint Statement on Additional Loan Accommodations Related to COVID-19 to provide prudent risk management and consumer protection principles for financial institutions to consider while working with borrowers as loans near the end of initial loan accommodation periods applicable during the pandemic. If a financial institution elected to account for a loan modification under Section 4013 of the CARES Act, an additional loan modification could also be eligible under Section 4013. If a financial institution did not elect to account for a loan modification under Section 4013, an additional modification should be viewed cumulatively in determining whether the additional modification is a TDR. If a loan modification was previously elected under the Interagency Statement, subsequent qualifying loan modifications could have been accounted for under Section 4013 of the CARES Act.

As part of the CARES Act, and in recognition of the challenging circumstances faced by small businesses, Congress created the Paycheck Protection Program (“PPP”), in which the Company was a participating lender. PPP covered loans are fully guaranteed as to principal and accrued interest by the SBA and, therefore, require a zero percent risk weight for risk-based capital requirements. The SBA reimburses PPP lenders for any amount of a PPP covered loan that is forgiven. PPP lenders are not held liable for any representations made by PPP borrowers in connection with a borrower's request for PPP covered loan forgiveness. The CAA provided several amendments to the PPP, including additional funding for first and second draws of PPP loans up to March 31, 2021. On March 30, 2021, the PPP Extension Act of 2021 was signed into law, extending the program to May 31, 2021.

Juniata funded a total of 870 PPP loans through the first and second round in 2020 and 2021, respectively, totaling $50,995,000. As of December 31, 2021, Juniata had 194 PPP loans with $10,132,000 outstanding.

To provide liquidity to small business lenders and the broader credit markets, and to help stabilize the financial system, on April 7, 2020, the Federal Reserve Banks extended credit to financial institutions under the Paycheck Protection Program Liquidity Facility (“PPPLF”). Under the PPPLF, each Federal Reserve Bank can extend non-recourse loans to institutions eligible to make PPP covered loans. Under the PPPLF, only PPP covered loans guaranteed by the SBA under the Paycheck Protection Program with respect to both principal and interest and that are originated by an eligible institution may be pledged as collateral to the Federal Reserve Banks. The Company received $31,298,000 in PPPLF advances with a two year term in June 2020. The Company repaid all remaining PPPLF advances in 2021.

Employees

As of December 31, 2021, the Company had a total of 123 full-time and 34 part-time employees.

Additional Information

The Company files annual, quarterly and current reports, proxy statements and other information with the SEC. Our SEC filings are available on the SEC’s website (http://www.sec.gov).

The Company’s common stock is quoted under the symbol “JUVF” on the Pink Open Market, an electronic inter-dealer quotation and trading system available through, and governed by, the NASDAQ system. You may also read reports, proxy statements and other information we file at the offices of the National Association of Securities Dealers, Inc., 1735 K Street, N.W., Washington, DC 20006.

The Company’s website is www.JVBonline.com. At that address, we make available, free of charge, the Company’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act (see “Investor Relations” section of website), as soon as reasonably practicable after we electronically file such material with the SEC.

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

RISKS RELATED TO INTEREST RATES AND LIQUIDITY

Fluctuations in market interest rates and relative balances of rate-sensitive assets to rate-sensitive liabilities can negatively impact net interest margin and net interest income.

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

Low market interest rates have pressured the net interest margin in recent years. Interest-earning assets, such as loans and investments, have been originated, acquired or repriced at lower rates, reducing the average rate earned on those assets. While the average rate paid on interest bearing liabilities, such as deposits and borrowings, has also declined, the decline has not always occurred at the same pace as the decline in the average rate earned on interest-earning assets, resulting in a narrowing of the net interest margin.

Competition sometimes requires the Company to lower rates charged on loans more than the decline in market rates would otherwise indicate. Competition may also require the Company to pay higher rates on deposits than market rates would otherwise indicate. Thus, although loan demand is improving, intense competition among lenders has continued to place downward pressure on loan yields, also narrowing the net interest margin. Further, due to historically low market interest rates, rates paid on deposits have tended to reach a natural floor below which it is difficult to further reduce such rates.

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

See the section entitled “Interest Rate Risk” in Management’s Discussion and Analysis of Financial Condition, for more information regarding the Company’s interest rate sensitivity.

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

As of December 31, 2021, the Company believes it meets all capital adequacy requirements to which it is subject. However, the new rules, which were fully phased in on January 1, 2019, effectively require financial institutions to maintain higher capital levels than previously required. As a result, Juniata may have to maintain capital in the form of assets that contribute less income to Juniata and that are not available for deployment as loans or other interest-income generating assets, funding of capital projects or other growth initiatives.

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

Regulators emphasize liquidity planning at both the Bank and Company levels.

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

The Company and the Bank are extensively regulated under federal and state banking laws and regulations that are intended primarily for the protection of depositors, federal deposit insurance funds and the banking system. In general, these laws and regulations establish: the eligible business activities for the Company; certain acquisition and merger restrictions; limitations on intercompany transactions such as loans and dividends; capital adequacy requirements; requirements for anti-money laundering programs; and consumer lending and other compliance requirements. While these statutes and regulations are generally designed to minimize potential loss to depositors and the FDIC insurance funds, they do not eliminate risk, and compliance with such statutes and regulations increases the Company’s expense, requires management’s attention and can be a disadvantage from a competitive standpoint with respect to non-regulated competitors and larger bank competitors.

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

Financial reform legislation is likely to continue to have a significant impact on the Company’s business and results of operations; however, until more implementing regulations are adopted, the extent to which the legislation will impact the Company is uncertain.

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

The scope of the Dodd-Frank Act impacted many aspects of the financial services industry. However, its implementation requires the development and adoption of many regulations, some of which have not yet been proposed, adopted or fully implemented. The ultimate effect of the Dodd-Frank Act on the financial services industry will depend, in large part, upon the extent to which regulators exercise the authority granted to them under the Dodd-Frank Act and the approaches taken in implementing regulations. Additional uncertainty regarding the effect of the Dodd-Frank Act exists due to court decisions and the potential for additional legislative changes to the Dodd-Frank Act. The delay in the implementation of many of the regulations mandated by the Dodd-Frank Act has resulted in a lack of clear regulatory guidance to banks. The resulting uncertainty has caused banks to take a cautious approach to business initiatives and planning. The Company has been impacted and will likely continue to be impacted in the future, by the so-called Durbin Amendment to the Dodd-Frank Act, which reduced debit card interchange revenue of banks and revised deposit insurance assessments. It also is likely to be impacted by the Dodd-Frank Act in the areas of corporate governance, capital requirements, risk management, stress testing and regulation under consumer protection laws.

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

The CFPB issued a series of final rules related to mortgage loan origination and mortgage loan servicing, most provisions of which became effective January 10, 2014. These rules prohibit creditors, such as the Bank, from extending residential mortgage loans without regard for the consumer's ability to repay, provide certain safe harbor protections for the origination of loans that meet the requirements for a "qualified mortgage," add restrictions and requirements to residential mortgage origination and servicing practices and restrict the imposition of prepayment penalties and compensation practices relating to residential mortgage loan origination. Compliance with these rules has increased the Company’s overall regulatory compliance costs. The CFPB issued final rules revising and integrating previously separate disclosures required under the Truth in Lending Act and RESPA in connection with closed-end consumer mortgages, effective August 1, 2015. Compliance with these rules required the Corporation to adapt its systems and procedures to accommodate the use of new disclosure forms to be provided to closed-end consumer mortgage borrowers at the time of application and at the time of closing for those loans within the timeframes required.

RISKS RELATED TO OPERATIONS

The COVID-19 pandemic may adversely affect the Company’s business, results of operations and financial conditions for an indefinite period.

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of any COVID-19 outbreaks on Juniata. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be fully controlled and abated. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, the Company could be subject to any of the following risks, any of which could have a material, adverse effect on Junita’s business, financial condition, liquidity, and results of operations:

•	demand for Juniata’s products and services may decline, making it difficult to grow assets and income;
•	loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;
•	collateral for loans, especially real estate, may decline in value, which could cause credit losses to increase;
•	Juniata’s allowance for credit losses may have to be increased if borrowers experience financial difficulties, adversely affecting the Company’s net income;
•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to Juniata;
•	a material decrease in net income or a net loss over several quarters could result in a decrease in the rate of the Company’s quarterly cash dividend;
•	wealth management revenues may decline with continuing market turmoil; and
•	due to the Company’s reliance on third party vendors for certain services, the unavailability of a critical service because of a resurgence of COVID-19 could have an adverse effect on Juniata.

As of December 31, 2021 we have eliminated the portion of our Allowance for Loan Losses necessitated by the pandemic, had no loans on COVID-19 related deferrals and have released the reserve for accrued interest receivable on these loans.

Cyber security incidents could disrupt business operations, result in the loss of critical and confidential information, and adversely impact our reputation and results of operations.

The Company’s computer systems, software and networks are regularly subject to cyber-attacks, which may result in unauthorized access; mishandling or misuse of information; loss or destruction of data (including confidential customer information); account takeovers; unavailability of service; computer viruses or other malicious code; disruption or degradation of service; denial of service; and other events.  Cyber threats may arise from human error, fraud or malice on the part of employees or third parties, including third party vendors, or may result from accidental technological failure. In addition, the parties intent on penetrating our systems may also attempt to fraudulently induce employees, customers, third parties or other users of our systems to disclose sensitive information in order to gain access to the Company’s data or that of the Company’s customers.

The use of quarantines and social distancing restrictions to reduce the spread of COVID-19 may present additional cyber security risks to the Company as some of its employees have had to work remotely as a result of the COVID-19 pandemic, increasing cyber security risks.

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

The Company may be subject to disruptions or failures of the Company's financial, accounting, network and information processing systems arising from events that are wholly or partially beyond the Company's control, which may include, for example, computer viruses or electrical or telecommunications outages, denial of service attacks or hacking targeting the Company's or its vendors’ networks or information processing systems or websites, natural disasters, other damage to property or physical assets or terrorist acts. The Company has developed an emergency recovery program, which includes plans to maintain or resume operations in the event of an emergency and has contingency plans if operations or systems cannot be resumed or restored. The emergency recovery program is periodically reviewed and updated, and components of the emergency recovery program are periodically tested and validated. The Company also reviews and evaluates the emergency recovery programs of vendors which provide certain third-party systems that the Company considers critical. Nevertheless, there is no guarantee that these measures or any other measures can provide absolute security.  In addition, because the methods used to cause cyber-attacks change frequently or, in some cases, are not recognized until launched, the Corporation may be unable to implement effective preventive measures or proactively address these attacks.  Resulting disruptions or failures affecting any of the Company’s systems may give rise to interruption in service to customers, damage to the Company's reputation and loss or liability to the Company.

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

ECONOMIC AND CREDIT RISKS

General economic conditions may harm our industry, business and results of operations.

Various aspects of our business could be impacted by general macroeconomic conditions including, among others, inflation, interest rates, supply chain complications and economic uncertainty. Inflation rates in the United States have increased to levels not experienced in several years. These economic uncertainties may be compounded by the Russia –

Ukraine conflict. Inflation, interest rates and related economic volatility, as well as supply chain complications, could adversely affect our business, financial condition, results of operations and liquidity. These unfavorable economic conditions could, among other things, impact the value of our securities portfolio, impact our net interest margin, adversely impact our customer’s ability to make payments on floating rate loans, if interest rates rise, and increase the risk of default by our customers experiencing financial difficulties and business disruptions.

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

As of December 31, 2021, the Company’s equity investments were comprised primarily of publicly traded financial institutions. The value of the securities in the Company’s equity portfolio may be affected by several factors. General economic conditions and uncertainty surrounding the financial institution sector impacts the value of these securities. Equity investments are stated at fair value with realized and unrealized gains and losses reported in net income. General declines in bank stock values, as well as deterioration in the performance of specific banks, are reflected on the Consolidated Statements of Income.

●	Municipal securities:

As of December 31, 2021, the Company had approximately $9,220,000 of municipal securities issued by various municipalities in its investment portfolio. Uncertainty with respect to the financial viability of municipal insurers places greater emphasis on the underlying strength of issuers. Increasing pressure on local tax revenues of issuers due to adverse economic conditions could also have a negative impact on the underlying credit quality of issuers.

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

The Articles of Incorporation of the Company presently contain certain provisions, such as staggered Board of Directors terms and super majority voting requirements for transactions not approved by the Company’s Board of Directors, which may be deemed to be "anti-takeover" in nature in that such provisions may deter, discourage or make more difficult the assumption of control of the Company by another company or person through a tender offer, merger, proxy contest or similar transaction or series of transactions. In addition, provisions of Pennsylvania and applicable federal banking laws could similarly make it more difficult for a third party to acquire control of the Company. The overall effects of the "anti-takeover” provisions may be to discourage, make costlier or more difficult, or prevent a future takeover offer, even if shareholders may desire the Company to pursue the takeover offer. These provisions may also increase the possibility that a future bidder for control of the Company will be required to act through arms-length negotiation with the Company’s Board of Directors.

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

The Company’s success depends, in large part, on its ability to attract and retain skilled people. The unexpected loss of services of one or more of the Company’s key personnel could have a material adverse impact on the Company's business because of their skills, knowledge of the Company's operations and markets, industry experience, and the difficulty of promptly finding qualified replacement personnel. Our ability to attract and retain skilled personnel cost effectively is subject to a variety of external factors, including the limited availability of qualified personnel in the workforce in the local markets in which we operate, unemployment levels within those markets, prevailing wage rates, which have increased significantly, health and other insurance costs. Furthermore, the complexities introduced into the labor market because of the transition to increased work-from-home arrangements have impacted the competitive landscape in our labor market. Based on current conditions in the labor market, we have experienced some difficulty in retaining and attracting personnel, and there is no assurance we will be able to continue to successfully do so.

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

64 North Main Street, Port Allegany, Pennsylvania (branch office)

118 East Second Street, Coudersport, Pennsylvania (branch office)

104 N Front Street, Liverpool, Pennsylvania (branch office)

The Bank leases four offices:

Branch Offices

Wal-Mart Supercenter, Route 522 South, Lewistown, Pennsylvania (lease expires January 2026)

52 West Mill Street, Port Allegany, Pennsylvania (lease expires June 2028)

Financial Services Office

129 South Main Street, Suite 600, Lewistown, Pennsylvania (lease expires October 2029)

Loan Production Office

1366 South Atherton Street, State College, Pennsylvania (lease expires December 2022)

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

Transfer Agent:

Computershare Investor Services, P.O. Box 50500, Louisville, KY  40233-5000. Phone: (800) 368-5948. Website: www.computershare.com/investor.

Holders:

As of February 18, 2022, there were 1,730 registered holders of the Company’s outstanding common stock.

For information concerning the Company’s Equity Compensation Plans, see “Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

Dividends:

Cash dividends of $0.88 were declared in each of 2021 and 2020. As stated in Note 14 – Stockholders’ Equity and Regulatory Matters, in The Notes to Consolidated Financial Statements, the Company is subject to regulatory capital requirements that limit the amount of capital available for dividends. While the Company expects to continue its policy of regular dividend payments, no assurance of future dividend payments can be given. Future dividend payments will depend upon the Company’s financial condition, earnings, capital and regulatory requirements, prospects, business conditions and other factors deemed relevant by the Board of Directors.

Annual Meeting:

The Annual Meeting of Shareholders of Juniata Valley Financial Corp. will be held at 10:30 a.m., on Tuesday, May 17, 2022, virtually via the internet at meetnow.global/MN56L4P.

Recent Sales of Unregistered Securities:

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers:

The Company periodically repurchases shares of its common stock under a share repurchase program approved by the Board of Directors. In November of 2021, the Board of Directors authorized the repurchase of an additional 200,000 shares of its common stock through the Company’s share repurchase program for a total of 209,307 shares authorized to be repurchased at that time. The program will remain authorized until all approved shares are repurchased, unless terminated by the Board of Directors. There were 11,484 shares purchased under the program during the fourth quarter of 2021, and 209,307 shares remained available to purchase under the program, as of December 31, 2021.

			Total Number of
	Total Number		Shares Purchased as	Maximum Number of
	of Shares	Average	Part of Publicly	Shares that May Yet Be
	Purchased or Restricted	Price Paid	Announced Plans or	Purchased Under the
Period	Shares Forfeited	per Share	Programs	Plans or Programs (1)
October 1-31, 2021	11,484	$16.23	11,484	9,307
November 1-30, 2021	—	—	—	209,307
December 1-31, 2021	—	—	—	209,307

Totals	11,484		11,484	209,307

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE-YEAR FINANCIAL SUMMARY

(Dollars in thousands, except share and per share data)

	2021	2020	2019
BALANCE SHEET INFORMATION at December 31
Assets	$810,518	$793,718	$670,632
Deposits	708,447	622,866	531,937
Loans, net of allowance for loan losses	414,795	418,567	397,629
Investments	339,997	321,417	217,482
Goodwill	9,047	9,047	9,047
Short-term borrowings and repurchase agreements	4,227	24,750	13,129
Long-term debt	20,000	35,000	45,000
Stockholders’ equity	71,290	76,597	73,707
Number of shares outstanding	4,988,542	5,029,841	5,099,729

Average for the year
Assets	816,989	740,111	647,282
Stockholders’ equity	73,638	76,056	70,771
Weighted average shares outstanding for the year - basic	5,004,051	5,073,840	5,101,595
Weighted average shares outstanding for the year - diluted	5,013,460	5,080,455	5,120,699

INCOME STATEMENT INFORMATION
Years Ended December 31
Total interest income	$24,553	$24,283	$25,614
Total interest expense	3,218	4,037	4,708
Net interest income	21,335	20,246	20,906
Provision for loan losses	(769)	721	(573)
Non-interest income	5,154	5,320	4,749
Non-interest expense	20,370	19,293	20,407
Income before income taxes	6,888	5,552	5,821
Federal income tax (benefit) expense	284	(50)	(14)
Net income	$6,604	$5,602	$5,835

PER SHARE DATA
Earnings per share - basic	$1.32	$1.10	$1.14
Earnings per share - diluted	1.32	1.10	1.14
Cash dividends	0.88	0.88	0.88
Book value	14.29	15.23	14.45

FINANCIAL RATIOS
Return on average assets	0.81%	0.76%	0.90%
Return on average equity	8.97	7.37	8.24
Dividend payout	66.66	79.71	76.93
Average equity to average assets	9.01	10.28	10.93
Loans to deposits (year-end)	58.55	67.20	74.75
Yield on earning assets	3.21	3.55	4.31
Cost to fund earning assets	0.58	0.80	1.06
Non-interest income [excluding gains (losses) on sales or calls of securities] to average assets	0.63	0.60	0.74
Non-interest expense to average assets	2.49	2.61	3.15
Net non-interest expense to average assets	1.87	2.00	2.41

FORWARD-LOOKING STATEMENTS

The information contained in this Annual Report on Form 10-K contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder). These forward-looking statements may include projections of, or guidance on, the Corporation’s future financial performance, expected levels of future expenses, including future credit losses, anticipated growth strategies, descriptions of new business initiatives and anticipated trends in the Corporation’s business or financial results. When words such as "may”, "should”, "will”, "could”, "estimates”, "predicts”, "potential”, "continue”, "anticipates”, "believes”, "plans”, "expects”, "future”, "intends”, “projects”, the negative of these terms and other comparable terminology are used in this release, Juniata is making forward-looking statements. Any forward-looking statement made by us in this document is based only on Juniata’s current expectations, estimates and projections about future events and financial trends affecting the financial condition of its business based on information currently available to us and speaks only as of the date when made. Juniata undertakes no obligation to publicly update or revise forward looking information, whether as a result of new or updated information, future events, or otherwise. Forward-looking statements are not historical facts or guarantees of future performance. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of the Corporation’s control, and actual results may differ materially from this forward-looking information. Therefore, you should not unduly rely on any of these forward-looking statements.  Many factors could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements, including, without limitation:

●	the impact of adverse changes in the economy and real estate markets, including protracted periods of low-growth and sluggish loan demand;
●	the effect of market interest rates and uncertainties, and relative balances of rate-sensitive assets to rate-sensitive liabilities, on net interest margin and net interest income;
●	the effect of competition on rates of deposit and loan growth and net interest margin;
●	increases in non-performing assets, which may result in increases in the allowance for credit losses, loan charge-offs and elevated collection and carrying costs related to such non-performing assets;
●	other income growth, including the impact of regulatory changes which have reduced debit card interchange revenue;
●	investment securities gains and losses, including other than temporary declines in the value of securities which may result in charges to earnings;
●	the effects of changes in the applicable federal income tax rate;
●	the level of other expenses, including salaries and employee benefit expenses;
●	the impact of increased regulatory scrutiny of the banking industry;
●	the impact of governmental monetary and fiscal policies, as well as legislative and regulatory changes;
●	the results of regulatory examination and supervision processes;
●	the failure of assumptions underlying the establishment of reserves for loan and lease losses, and estimates of collateral values and various financial assets and liabilities;
●	the increasing time and expense associated with regulatory compliance and risk management;
●	the ability to implement business strategies, including business acquisition activities and organic branch, product, and service expansion strategies;
●	capital and liquidity strategies, including the impact of the capital and liquidity requirements modified by the Basel III standards;
●	the effects of changes in accounting policies, standards, and interpretations on the presentation in the Company’s consolidated balance sheets and consolidated statements of income;
●	the Company’s failure to identify and address cyber-security risks;
●	the Company’s ability to keep pace with technological changes;
●	the Company’s ability to attract and retain talented personnel;
●	the Company’s reliance on its subsidiary for substantially all of its revenues and its ability to pay dividends;
●	acts of war or terrorism;
●	disruptions due to flooding, severe weather or other natural disasters;
●	failure of third-party service providers to perform their contractual obligations; and

●	the scope and duration of the COVID-19 pandemic, actions taken by governmental authorities in response to the pandemic and the direct and indirect impacts of the pandemic on the Company, its customers and third parties.

OVERVIEW

This discussion relates to Juniata Valley Financial Corp. (the “Company” or “Juniata”) and its wholly owned subsidiary, The Juniata Valley Bank (the “Bank”). Juniata is a bank holding company that delivers financial services within its market, primarily central and northern Pennsylvania. The Bank provides retail and commercial banking, trust, estate, and wealth management services through 16 branch offices in Juniata, Mifflin, Perry, Huntingdon, McKean, Potter and Centre Counties.

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

FOCUS OF MANAGEMENT

The management of Juniata believes that it is important to know who and what we are to be successful. We must be aligned in our efforts to achieve goals. We have identified the four characteristics that define the Company and the personnel that support it. We are Committed, Capable, Caring and Connected. Management seeks to be the preeminent financial institution in its market area and measures its success in achieving our goals by the five key elements described below.

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

CUSTOMER RELATIONSHIPS

We are committed to maximizing customer satisfaction. We are sensitive to the expanding array of financial services and financial service providers available to our customers, both locally and globally. We are committed to fostering a complete customer relationship by helping clients identify their current and future financial needs and offering practical and affordable solutions to both. As our customers’ lifestyles change, the channels through which we deliver our services must change as well. One element of the Company’s strategic plan is to provide connection through every means available, wherever we are needed, whether through a stand-alone branch, in-store boutique, ATM or via online and mobile banking anywhere internet or cell phone signals can be received. In 2021, we continued to make advances in technological resources, offering online account opening to consumers because we are committed to optimizing the customer experience.

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

OPERATING RESULTS

We are capable of producing profitability ratios that exceed those of many of our peers. Recognizing that net interest margins have narrowed for banks in general and that these margins may not return to the ranges experienced in the past, we also focus on the importance of providing fee-generating services in which customers find value. Offering a broad array of services prevents us from becoming too reliant on one form of revenue. It has also been our philosophy to spend conservatively and to implement operating efficiencies where possible to keep non-interest expense from escalating in areas that can be controlled.

CONNECTION TO THE COMMUNITY

We are active corporate citizens, connected to the communities we serve. Although the world of banking has transitioned to global availability through electronics, we believe that our community banking philosophy is not only still valid, but essential. Despite technological advances, banking is still a personal business, particularly in the rural areas we serve. We believe that our customers shop for services and value a relationship with an institution involved in the same community, with the same interests in its prosperity. We have a foundation and a history in each of the communities we serve. Management takes an active role in local business and industry development organizations to help attract and retain commerce in our market area. We provide businesses, large and small, with financial tools and financing needed to grow and prosper. And though these tools are electronically driven, they are custom-designed by relationship managers who take time to understand the need. We have always been committed to responsible lending practices. We invest locally by including local municipal bonds in our investment portfolio and participating in funding for such projects as low income and elderly housing. We support charitable programs that benefit the local communities, not only with monetary contributions, but also through the personal involvement of our caring employees. We were privileged to support our local business clients with Paycheck Protection Loans, when they needed it most, and maintained a physical presence at service locations throughout the pandemic.

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

DELIVERY SYSTEM ENHANCEMENTS

We seek to continually enhance our customer delivery system, both through technology and physical facilities. We actively seek opportunities to expand our branch network through acquisitions. We believe that it is imperative that our customers have convenient and easy access to personal financial services that complement their lifestyle, whether it is through electronic or personal delivery. We achieved an early entry into the mobile banking arena and have since expanded online delivery, offering consumer remote deposit and Touch ID, and most recently online consumer loan and deposit accounting opening. Through the www.JVBonline.com website, we offer a suite of online services including the convenience of online loan applications for residential mortgages, home equity, vehicle and other personal loans. Online and mobile banking features include full bill-pay and monetary transfers between internal and external accounts. Our ATM network is equipped with state-of-the art machines. Our Customer Care Center provides a dedicated service to address all customer inquiries, including expanded service times and on-line chat, and provides outreach through our social media sites. Our updated branch facilities feature a highly interactive and complete customer experience.

JUNIATA’S CHALLENGES

NET INTEREST MARGIN COMPRESSION

The low interest rate environment that has persisted in recent years has pressured the net interest margin for most banks, including Juniata. Loans have been originated, acquired or repriced at lower rates, reducing the average rate earned on those assets. While the average rate paid on interest bearing liabilities, such as deposits and borrowings, has also declined, the decline has not always occurred at the same pace as the decline in the average rate earned on interest-earning assets, which can result in a narrowing of the net interest margin. We believe that increasing the net interest margin will continue to be a challenge until general market rates rise.

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

REGULATIONS

The Company is subject to banking regulation, as well as regulation by the SEC and, as such, must comply with many laws, including the USA Patriot Act, the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and the Dodd-Frank Wall Street Reform and Consumer Protection Act. Management has established a Disclosure Committee for Financial Reporting, an internal group at Juniata that seeks to ensure that current and potential investors in the Company receive full and complete information concerning our financial condition. Juniata has incurred direct and indirect costs associated with compliance with the SEC’s filing and reporting requirements imposed on public companies by the Sarbanes-Oxley Act, as well as adherence to new and existing banking regulations and stronger corporate governance requirements. Regulatory burdens continue to increase as evidenced by the provisions in the Dodd-Frank Act that impact the Company in the areas of corporate governance, capital requirements and restrictions on fees that may be charged to consumers.

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

RESULTS OF OPERATIONS

2021 AND 2020 FINANCIAL PERFORMANCE OVERVIEW

Net income for Juniata in 2021 was $6,604,000, compared to net income of $5,602,000 for 2020. Earnings per share on a fully diluted basis increased from $1.10 in 2020 to $1.32 in 2021. Return on average assets (“ROA”) for the years ended December 31, 2021 and 2020 was 0.81% and 0.76%, respectively, while the return on average equity (“ROE”) for 2021 was 8.97% compared to 7.37% in 2020.

The net interest margin, on a fully tax-equivalent basis, decreased from 3.00% in 2020 to 2.83% in 2021. The yield on earning assets decreased 34 basis points, to 3.21%, while the cost of funds decreased 22 basis points, to 0.58%, in 2021 compared to 2020.

Since the start of the COVID-19 pandemic in 2020, Juniata implemented several initiatives to address the impact of the pandemic on its customers, employees and markets. Juniata participated in the PPP in both 2020 and 2021 to offer relief for its customers and those within its market area. Despite the effects of the economic downturn and supply chain disruptions during the pandemic, Juniata’s asset quality measures remained strong in 2021. As a result, Juniata recorded a credit of $769,000 to the allowance for loan losses in 2021 compared to an expense of $721,000 in 2020 when the outlook for inherent losses in the loan portfolio was very uncertain.

Juniata executed strategies to partially restructure its balance sheet in 2021 and 2020. In 2021, Juniata funded the prepayment of $15,000,000 in higher-cost long-term debt with proceeds from the sale of investment securities and the use of brokered deposits. In 2020, Juniata sold investment securities at a gain to offset a one-time prepayment penalty on the extinguishment of $10,000,000 in long-term debt.

Juniata strives to attain consistently satisfactory earnings levels each year by protecting the core (repeatable) earnings base through conservative growth strategies that seek to minimize shareholder and balance-sheet risk, while serving its rural Pennsylvania customer base. This approach has helped achieve solid performances year after year. The Company considers the return on assets ratio to be a key indicator of its success and constantly scrutinizes the broad categories of the income statement that impact this profitability indicator.

Summarized below are the components of net income and the contribution of each to ROA for 2021 and 2020.

(Dollars in thousands)	2021		2020
	Net Income	% of Average	Net Income	% of Average
	Components	Assets	Components	Assets
Net interest income	$21,335	2.61%	$20,246	2.74%
Provision for loan losses	769	0.09	(721)	(0.10)

Customer service fees	1,355	0.17	1,376	0.19
Debit card fee income	1,755	0.21	1,465	0.20
BOLI	246	0.03	263	0.04
Trust fees	445	0.05	408	0.06
Commissions from sales of non-deposit products	368	0.05	306	0.04
Fees derived from loan activity	441	0.05	298	0.04
Mortgage banking income	41	0.01	54	0.01
Security gains	21	0.00	855	0.12
Change in value of equity securities	151	0.02	(53)	(0.01)
Other noninterest income	331	0.04	348	0.05
Total noninterest income	5,154	0.63	5,320	0.72

Employee expense	(10,700)	(1.31)	(10,175)	(1.37)
Occupancy and equipment	(2,002)	(0.25)	(2,107)	(0.28)
Data processing expense	(2,693)	(0.33)	(2,294)	(0.31)
Professional fees	(841)	(0.1)	(715)	(0.1)
Taxes, other than income	(574)	(0.07)	(502)	(0.07)
FDIC insurance premiums	(310)	(0.04)	(232)	(0.03)
Gain on sales of other real estate owned	64	0.01	—	—
Intangible amortization	(66)	(0.01)	(77)	(0.01)
Amortization of investment in partnership	(799)	(0.10)	(799)	(0.11)
Long-term debt prepayment penalty	(691)	(0.08)	(524)	(0.07)
Other noninterest expense	(1,758)	(0.22)	(1,868)	(0.25)
Total noninterest expense	(20,370)	(2.49)	(19,293)	(2.61)

Income tax (provision) benefit	(284)	(0.03)	50	0.01
Net income	$6,604	0.81%	$5,602	0.76%

Average assets	$816,989		$740,111

NET INTEREST INCOME

Net interest income is the amount by which interest income on earning assets exceeds interest expense on interest bearing liabilities. Net interest income is the most significant component of revenue, comprising approximately 81% of total revenues (the total of net interest income and non-interest income, exclusive of gains on sales and calls of securities) for 2021. Interest spread measures the absolute difference between average rates earned and average rates paid. Because some interest earning assets are tax-exempt, an adjustment is made for analytical purposes to present all assets on a fully tax-equivalent basis. Net interest margin is the percentage of net return on average earning assets, on a fully tax-equivalent basis, and provides a measure of comparability of a financial institution’s performance.

Both net interest income and net interest margin are impacted by interest rate changes, changes in the relationships between various rates and changes in the composition of the average balance sheet. Additionally, product pricing, product mix and customer preferences dictate the composition of the balance sheet and the resulting net interest income. Table 1 shows average asset and liability balances, average interest rates and interest income and expense for the years 2021, 2020 and 2019. Table 2 further shows changes attributable to the volume and rate components of net interest income.

TABLE 1

AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

	Year Ended			Year Ended			Year Ended
(Dollars in thousands)	December 31, 2021			December 31, 2020			December 31, 2019
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance(1)	Interest	Rate	Balance(1)	Interest	Rate	Balance(1)	Interest	Rate
ASSETS
Interest earning assets:
Loans:
Taxable loans (5)	$393,679	$18,579	4.72%	$385,425	$18,364	4.76%	$375,333	$19,876	5.30%
Tax-exempt loans	29,606	883	2.98	27,826	885	3.18	32,987	1,184	3.59
Total loans	423,285	19,462	4.60	413,251	19,249	4.66	408,320	21,060	5.16
Investment securities:
Taxable investment securities	322,956	4,912	1.52	251,095	4,813	1.92	168,880	4,115	2.44
Tax-exempt investment securities	6,550	154	2.35	5,979	142	2.37	6,948	147	2.12
Total investment securities	329,506	5,066	1.54	257,074	4,955	1.93	175,828	4,262	2.42

Interest bearing deposits	7,226	24	0.33	9,831	66	0.67	6,835	206	3.01
Federal funds sold	4,248	1	0.01	3,082	13	0.43	3,804	86	2.26
Total interest earning assets	764,265	24,553	3.21	683,238	24,283	3.55	594,787	25,614	4.31

Non-interest earning assets:
Cash and due from banks	13,687			13,137			12,018
Allowance for loan losses	(3,972)			(3,513)			(3,121)
Premises and equipment	8,513			9,011			8,565
Other assets (7)	34,496			38,238			35,033
Total assets	$816,989			$740,111			$647,282

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing demand deposits (2)	$220,082	299	0.14	$166,627	403	0.24	$153,056	1,219	0.80
Savings deposits	137,899	70	0.05	108,535	69	0.06	98,462	98	0.10
Time deposits	149,405	1,903	1.27	152,632	2,474	1.62	149,532	2,389	1.60
Short-term and long-term borrowings and other interest bearing liabilities	51,596	946	1.83	75,737	1,091	1.44	42,081	1,002	2.38
Total interest bearing liabilities	558,982	3,218	0.58	503,531	4,037	0.80	443,131	4,708	1.06

Non-interest bearing liabilities:
Demand deposits	179,202			155,090			127,577
Other	5,167			5,434			5,803
Stockholders’ equity	73,638			76,056			70,771
Total liabilities and stockholders’ equity	$816,989			$740,111			$647,282
Net interest income and net interest rate spread		$21,335	2.63%		$20,246	2.75%		$20,906	3.25%
Net interest margin on interest earning assets (3)			2.79%			2.96%			3.51%
Net interest income and net interest margin - Tax equivalent basis (4)		$21,610	2.83%		$20,519	3.00%		$21,260	3.57%

Notes:

(1)	Average balances were calculated using a daily average.
(2)	Includes interest bearing demand and money market accounts.
(3)	Net margin on interest earning assets is net interest income divided by average interest earning assets.
(4)	Interest on obligations of states and municipalities is not subject to federal income tax. In order to make the net yield comparable on a fully taxable basis, a tax equivalent adjustment is applied against the tax-exempt income using a federal tax rate of 21%.

TABLE 2

RATE/VOLUME ANALYSIS OF NET INTEREST INCOME

(Dollars in thousands)	2021 Compared to 2020			2020 Compared to 2019
	Increase (Decrease) Due To (6)			Increase (Decrease) Due To (6)
	Volume	Rate	Total	Volume	Rate	Total
ASSETS
Interest earning assets:
Loans:
Taxable (5)	$395	$(180)	$215	$534	$(2,046)	$(1,512)
Tax-exempt	57	(59)	(2)	(185)	(114)	(299)
Total loans (8)	452	(239)	213	349	(2,160)	(1,811)
Investment securities:
Taxable	1,377	(1,278)	99	2,003	(1,305)	698
Tax-exempt	14	(2)	12	(21)	16	(5)
Total investment securities	1,391	(1,280)	111	1,982	(1,289)	693
Interest bearing deposits	(18)	(24)	(42)	90	(230)	(140)
Federal funds sold	6	(18)	(12)	(16)	(57)	(73)
Total interest earning assets	1,831	(1,561)	270	2,405	(3,736)	(1,331)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Demand deposits (2)	$129	$(233)	$(104)	$108	$(924)	$(816)
Savings deposits	19	(18)	1	10	(39)	(29)
Time deposits	(52)	(519)	(571)	49	36	85
Other, including short and long-term borrowings, and other interest bearing liabilities	(419)	274	(145)	801	(712)	89
Total interest bearing liabilities	(323)	(496)	(819)	968	(1,639)	(671)
Net interest income	$2,154	$(1,065)	$1,089	$1,437	$(2,097)	$(660)

Notes:

(5)	Non-accruing loans are included in the above table until they are charged off.
(6)	The change in interest due to rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
(7)	Includes net unrealized gains (losses) on securities available for sale: $137,000 in 2021, $4,298,000 in 2020 and ($486,000) in 2019.
(8)	Interest income includes loan fees of $1,140,000, $463,000 and $70,000 in 2021, 2020 and 2019, respectively.

On average, total loans outstanding increased $10,034,000, or 2.4%, in 2021 compared to 2020. Average loans in 2021 included average PPP loan balances of $23,813,000 compared to $21,421,000 in 2020. Average total loans outstanding increased $4,931,000, or 1.2%, in 2020 compared to 2019. Average yields on loans decreased by 6 basis points in 2021 compared to 2020, which was 50 basis points less than 2019. PPP loan activity added 6 basis points to loan yields in 2021 versus lowering the overall loan yield in 2020 by 11 basis points. As shown in Table 2, Rate – Volume Analysis of Net Interest Income, the decrease in yield in 2021 lowered interest income on loans by approximately $239,000, while the increase in volume raised interest income by $452,000 compared to 2020, resulting in a net increase in interest recorded on loans of $213,000. During 2020, the decrease in yield lowered interest income on loans by approximately $2,160,000, while the increase in volume partially offset this decline by $349,000 compared to 2019, resulting in a net decrease in interest recorded on loans of $1,811,000. The 150 basis point decline in the prime rate in 2020, ending at 3.25%, impacted the yield on loans.

During 2021 and 2020, cash flows from maturities, sales and repayments of investment securities were reinvested into the securities portfolio, as were the additional funds from the growth in interest bearing liabilities and non-interest bearing demand deposits. As a result, average balances of investment securities increased by $72,432,000, or 28.2%, during 2021 compared to 2020, which increased by $81,246,000, or 46.2%, compared to 2019. The increases in volume accounted for a $1,391,000 increase in interest income in 2021 compared to 2020, which increased $1,982,000 compared to 2019. Average yields on investment securities decreased by 39 basis points in 2021 compared to 2020, which was 49 basis points less than 2019. The decline in yield on investment securities in 2021 decreased net interest income by $1,280,000, while volume increases added $1,391,000, resulting in an aggregate increase in interest recorded on investment securities of $111,000 in 2021 compared to 2020.

In total, yield on earning assets in 2021 was 3.21% compared to 3.55% in 2020 and 4.31% in 2019. On a fully tax equivalent basis, the yield on earning assets decreased 34 basis points to 3.25% in 2021, from 3.59% in 2020, which decreased 78 basis points from 4.37% in 2019.

Average interest bearing liabilities increased by $55,451,000, or 11.0%, in 2021 compared to 2020, which increased $60,400,000 compared to 2019. Within the categories of interest bearing liabilities, deposits increased on average by $79,592,000 in 2021 compared to 2020, primarily due to government stimulus payments and the addition of brokered demand deposits that averaged $14,165,000 in 2021. The repayment of short-term borrowings and long-term debt led to a decline in average borrowings of $24,141,000 in 2021 compared to 2020. During 2020, average deposits increased by $26,744,000 and average borrowings increased by $33,656,000 compared to 2019. Changes in the volume and rate of other interest bearing liabilities, in the aggregate, decreased interest expense by $819,000 in 2021 compared to 2020, while the aggregate changes in volume and rate in 2020 decreased interest expense by $671,000 compared to 2019. The percentage of average interest earning assets funded by average non-interest bearing demand deposits was approximately 23.4% in 2021, compared to 22.7% in 2020 and 21.4% in 2019. The total cost to fund earning assets (computed by dividing the total interest expense by the total average earning assets) in 2021 was 0.42%, compared to 0.59% in 2020 and 0.79% in 2019.

Net interest income was $21,335,000 for the year ended December 31, 2021. An increase in volume contributed $2,154,000 to net interest income in 2021, which was partially offset by a decline of $1,065,000 due to rate, resulting in an overall increase of $1,089,000, or 5.4%, when compared to year end December 31, 2020.

PROVISION FOR LOAN LOSSES

Juniata’s provision for loan losses is determined as a result of an analysis of the adequacy level of the allowance for loan losses. In order to closely reflect the potential losses within the current loan portfolio based upon current information known, the Company carries no unallocated allowance. Using the process of analysis described in “Application of Critical Accounting Policies” earlier in this discussion, the Company determined that a provision credit of $769,000 was appropriate for 2021, compared to a provision expense of $721,000 recorded in 2020, as Juniata’s asset quality remained strong, and the pandemic-related risks that drove the provision expense in 2020 did not materialize. The discussion included in the Loans and Allowance for Loan Losses section below titled “Financial Condition” explains the information and analysis used to derive the credit to the loan loss provision for 2021.

NON-INTEREST INCOME

The Company remains committed to providing comprehensive services and products to meet the current and future financial needs of its customers. Juniata believes its responsiveness to customers’ needs surpasses that of many of its competitors and measures its success by the customer acceptance of fee-based services. The Company continually explores avenues to enhance product offerings in areas beneficial to its customers, such as adding new features and services for its electronic banking clientele. Fraud protection services are made available to all consumer depositors. Juniata offers a variety of options for financing to home-buyers that includes a mortgage referral program, providing significant fee income. Juniata also provides alternative investment opportunities through an arrangement with a broker-dealer that integrates the delivery of non–traditional products with Juniata’s Trust and Wealth Management Division. This arrangement enables Juniata to meet the investment needs of a varied customer base and to better identify its clients’ needs for traditional trust services.

Non-interest income was $5,154,000 in 2021 compared to $5,320,000 in 2020. Most significantly impacting the comparative year-end periods was an $834,000 decrease in the net gain on the sales and calls of securities recorded in 2021 compared to 2020. The recorded net gain in 2020 was due in part to the execution of a balance sheet strategy in the second quarter of 2020 that produced securities gains of $549,000 which offset a $524,000 prepayment penalty on the extinguishment of long-term debt, as well as to the restructuring of the debt securities portfolio in 2020 to reduce Juniata’s overall premium exposure resulting in a net gain of $283,000 on the sales of securities.

Fee-generated non-interest income consists of customer service fees derived from deposit accounts, trust relationships and sales of non-deposit products. In 2021, revenues from these services totaled $2,168,000, representing an increase of $78,000, or 3.7%, from 2020 revenues. Customer service fees decreased by $21,000, or 1.5%, due to a decline in overdraft fee income. Fees from estate settlements increased by $23,000, while non-estate trust fees increased by $14,000 in 2021 versus 2020. Variances in fees from estate settlements arise because estate settlements occur sporadically and are not necessarily consistent year to year. Non-estate fees are repeatable revenues that generally increase and decrease in relation to movements in interest rates as market values of trust assets under management increase or decrease and as new relationships are established. Commissions from sales of non-deposit products increased in 2021, in comparison to 2020, by $62,000, or 20.3%, as sales increased.

Fees generated by debit card activity increased by $290,000, or 19.8%, in 2021 compared to the prior year due to increased debit card usage, while earnings on bank-owned life insurance and annuities declined by $17,000, or 6.5%, in 2021 compared to 2020 caused by a decline in earnings resulting from the lower rate environment.

Other non-interest-related fees derived from loan activity increased by $143,000, or 48.0%, when comparing 2021 to 2020, primarily due to increased revenues generated from title insurance fees and Juniata’s loan referral program. Additionally, the change in value of equity securities increased $204,000, or 384.9%, in 2021 compared to 2020 resulting from an increase in bank stock market values.

As a percentage of average assets, non-interest income (excluding securities gains/losses on sales or calls of securities and change in value of equity securities) was 0.61% in both 2021 and 2020.

NON-INTEREST EXPENSE

Management strives to control non-interest expense where possible in order to improve operating results. Non-interest expense was $20,370,000 in 2021 compared to $19,293,000 in 2020, an increase of 5.6%. Most significantly impacting the comparative year-end periods was a $570,000, or 7.3%, increase in employee compensation expense as staffing levels returned to pre-pandemic levels in 2021 in comparison to 2020 when some employees were furloughed due to temporary branch closures resulting from Pennsylvania’s mandates during the COVID-19 pandemic.

Data processing expense increased by $399,000, or 17.4%, during the year ended December 31, 2021, compared to the year ended December 31, 2020 predominantly due to expenses incurred from the launch of Juniata’s new online deposit account opening platform at the end of 2020, as well as other technology enhancements.

Professional fees increased by $126,000, or 17.6%, during 2021 compared to 2020 predominantly due to higher consulting expenses in 2021. Additionally, long-term debt prepayment penalties increased by $167,000, or 31.9%, during the year ended December 31, 2021 compared to year end December 31, 2020 as $15,000,000 in long-term FHLB advances were prepaid in 2021, resulting in prepayment penalties of $691,000, compared to the prepayment of $10,000,000 in long-term FHLB advances in 2020, resulting in a prepayment penalty of $524,000. The prepayments were part of balance sheet strategies enacted to partially restructure the balance sheet.

Partially offsetting these increases was a $189,000 decline in equipment expense due to declines in depreciation, maintenance expenses and small office equipment. Also, a net gain on sales of other real estate owned of $64,000 was realized in 2021, while no such activity was recorded in 2020.

As a percentage of average assets, non-interest expense was 2.49% in 2021 as compared to 2.61% in 2020. Excluding the prepayment penalty on long-term debt, non-interest expense as a percentage of average assets was 2.41% in 2021 compared to 2.54% in 2020.

INCOME TAXES

Income tax expense for 2021 was $284,000 versus a benefit of $50,000 in 2020. Both periods included the effect of a tax credit of $902,000. The tax credit was available to the Company as a result of an equity investment in two low-income housing projects.

Exclusive of the tax credit, the Company recorded income tax expense of $1.2 million in 2021, compared to $852,000 in 2020. The tax expense for 2020 included a $57,000 benefit resulting from a provision in the CARES Act, which allowed the carryback of net operating losses from the acquired Liverpool Community Bank to a year in which the statutory tax rate was higher. Juniata’s effective tax rate in 2021 was 4.1% versus (0.9)% in 2020. See Note 13 of The Notes to Consolidated Financial Statements for further information on income taxes.

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

TABLE 3

CHANGES IN USES AND SOURCES OF FUNDS

(Dollars in thousands)	2021			2020
	Average	Increase (Decrease)		Average
	Balance	Amount	%	Balance
Funding Uses:
Taxable loans	$393,679	$8,254	2.1%	$385,425
Tax-exempt loans	29,606	1,780	6.4	27,826
Taxable securities	322,956	71,861	28.6	251,095
Tax-exempt securities	6,550	571	9.6	5,979
Interest bearing deposits	7,226	(2,605)	(26.5)	9,831
Federal funds sold	4,248	1,166	37.8	3,082
Total interest earning assets	764,265	81,027	11.9	683,238
Investment in:
Low income housing	2,733	(801)	(22.7)	3,534
BOLI and annuities	16,701	293	1.8	16,408
Goodwill and intangible assets	9,223	(106)	(1.1)	9,329
Other non-interest earning assets	27,847	1,030	3.8	26,817
Unrealized gains (losses) on securities	192	(4,106)	(95.5)	4,298
Less: Allowance for loan losses	(3,972)	(459)	13.1	(3,513)
Total uses	$816,989	$76,878	10.4%	$740,111

Funding Sources:
Interest bearing demand deposits	$220,082	$53,455	32.1%	$166,627
Savings deposits	137,899	29,364	27.1	108,535
Time deposits under $100,000	95,950	(8,527)	(8.2)	104,477
Time deposits over $100,000	53,455	5,300	11.0	48,155
Repurchase agreements	4,249	216	5.4	4,033
Short-term borrowings	6,741	(7,780)	(53.6)	14,521
FRB advances	4,948	(12,613)	(71.8)	17,561
Long-term debt	34,110	(3,950)	(10.4)	38,060
Other interest bearing liabilities	1,548	(14)	(0.9)	1,562
Total interest bearing liabilities	558,982	55,451	11.0	503,531
Demand deposits	179,202	24,112	15.5	155,090
Other liabilities	5,167	(267)	(4.9)	5,434
Stockholders’ equity	73,638	(2,418)	(3.2)	76,056
Total sources	$816,989	$76,878	10.4%	$740,111

Overall, total average assets increased by $76,878,000, or 10.4%, for the year 2021 compared to 2020. The increase in 2021 was primarily due to an increase in interest bearing demand and savings deposits, which were used to fund loans and purchase debt securities during the year. The ratio of average earning assets to total average assets increased from 92.3% in 2020 to 93.5% in 2021. The ratio of average interest bearing liabilities to total average assets increased in 2021 to 68.4% from 68.0% in 2020. Although Juniata’s investment in low income elderly housing projects and its bank owned life insurance and annuities are not classified as interest-earning assets, income is derived directly from those assets. These instruments represented 2.4% and 2.7% of total average assets in 2021 and 2020, respectively. A more detailed discussion of the Company’s earning assets and interest bearing liabilities will follow in the Sections titled “Loans”, “Investments” and “Deposits”.

LOANS

Loans outstanding at the end of each year consisted of the following:

(Dollars in thousands)
	Years Ended December 31,
	2021	2020	2019	2018	2017
Commercial, financial and agricultural	$62,639	$73,057	$51,785	$46,563	$45,802
Real estate - commercial	159,806	122,698	126,613	141,295	140,369
Real estate - construction	43,281	61,051	46,459	36,688	28,403
Real estate - mortgage	131,754	141,438	150,538	163,548	146,888
Obligations of states and political subdivisions	16,323	18,550	16,377	19,129	13,044
Personal	4,500	5,867	8,818	10,408	9,398
Total	$418,303	$422,661	$400,590	$417,631	$383,904

From year-end 2020 to year-end 2021, total loans outstanding decreased by $4,358,000. Included in the commercial, financial and agricultural class were PPP loans of $10,132,000 at December 31, 2021 compared to $28,715,000 at December 31, 2020. The following table summarizes how the ending balances changed in each of the last two years.

(Dollars in thousands)
	2021	2020
Beginning balance	$422,661	$400,590
Net (paid off) new loans	(4,335)	21,195
Loans charged off	(17)	(56)
Loans transferred to other real estate owned	(148)	—
Loans transferred to repossessions	(1)	(29)
Other adjustments to carrying value	143	961
Net change	(4,358)	22,071
Ending balance	$418,303	$422,661

The following table presents the maturity distribution and amount of loans with fixed and variable interest rates as of December 31, 2021.

		After 1 Year	After 5 Years
(Dollars in thousands)	Within	But Within	But Within	After
	1 Year	5 Years	15 Years	15 Years	Total
Loans with Fixed Interest Rates
Commercial, financial, and agricultural	$281	$25,657	$6,784	$138	$32,860
Real estate - commercial	1,167	5,970	17,403	4,787	29,327
Real estate - construction	710	1,586	1,084	675	4,055
Real estate - mortgage	713	7,983	37,670	15,175	61,541
Other loans	291	5,257	3,870	8,120	17,538
Total	$3,162	$46,453	$66,811	$28,895	$145,321
Loans with Variable Interest Rates
Commercial, financial, and agricultural	$6,438	$15,209	$6,622	$1,510	$29,779
Real estate - commercial	1,294	12,373	60,725	56,087	130,479
Real estate - construction	9,083	14,190	5,551	10,402	39,226
Real estate - mortgage	491	2,807	30,158	36,757	70,213
Other loans	—	675	2,496	114	3,285
Total	$17,306	$45,254	$105,552	$104,870	$272,982
Total loans	$20,468	$91,707	$172,363	$133,765	$418,303

The loan portfolio was comprised of approximately 32.6% consumer loans (real estate – mortgage and personal loans) and 67.4% commercial loans (commercial, financial and agricultural, real estate – commercial and construction, and obligations of states and political subdivisions) on December 31, 2021 compared to 34.9% consumer loans and 65.1% commercial loans on December 31, 2020. Management believes that diversification in the loan portfolio is important and performs a loan concentration analysis on a quarterly basis. The highest loan concentration by activity type in 2021 was real estate - commercial loans secured by income-producing property, with debt service on this category of loans being reliant upon the cash flow generated by the property. In the aggregate, loans in this category had outstanding balances of $116,229,000 at December 31, 2021, or 165.41% of the Bank’s capital. Components of this concentration group with balances considered for general reserve purposes are as follows:

(Dollars in thousands)
NAIC Definition	Outstanding Balance	% of Bank Capital
Lessors of non-residential buildings	$33,677	47.93%
Lessors of residential buildings and dwellings	40,445	57.56%
Hotels and Motels	27,128	38.61%
Continuing care retirement communities	14,979	21.32%
Total	$116,229	165.41%

Given the reserves allocated to this sector over the years and the continued economic and market uncertainty, management continues to assess a concentration risk factor to this group of loans when analyzing the adequacy of the allowance for loan losses. See Note 6 of The Notes to Consolidated Financial Statements.

During 2021, real estate – commercial loans increased, but were offset by declines in all other loan categories. The decrease in commercial, financial and agricultural loans in 2021 was due to Juniata’s participation in the PPP as SBA loan forgiveness accounted for $18,583,000 of the decline between periods, whereas the decline in the real estate – construction class was mainly due to the transfer of two large relationships to the real estate – commercial loan class for permanent financing during 2021. In 2020, the growth in commercial, financial and agricultural loans, as well as real estate – construction loans and obligations of states and political subdivisions, was partially offset by a decline in the other loan categories. The overall increase in total loans was largely due to Juniata’s participation in the PPP, as well as the growth in real estate - construction loans. Juniata’s business model closely aligns lenders and community office managers’ efforts to effectively develop referrals and existing customer relationships. Continued emphasis is placed on responsiveness and personal attention given to customers, which management believes, differentiates the Bank from its competition. Nearly all commercial loans are either variable or adjustable rate loans, while non-mortgage consumer loans generally have fixed rates for the duration of the loan.

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

The allowance for loan losses is set at an amount calculated to provide for probable losses on existing loans. A quarterly provision or credit is charged or credited to earnings to maintain the allowance at adequate levels. Charge-offs and recoveries are recorded as adjustments to the allowance. The allowance for loan losses on December 31, 2021 was 0.84% of total loans, net of unearned interest, compared to 0.97% of total loans, net of unearned interest, at the end of 2020.

Loans that Juniata acquired through mergers and acquisitions, such as those acquired from Liverpool in 2018 and from FNBPA in 2015, are recorded at fair value with no carryover of the related allowance for loan losses. Acquired loans subsequently deemed to be impaired are included in the allowance for loan losses as impaired loans. Through loan amortization and other scheduled payments, the excluded balances become a smaller percentage of total outstanding loans over time, contributing to the increase in the allowance as a percentage of total loans. As of December 31, 2021, the allowance decreased $586,000 when compared to December 31, 2020, due to a provision credit resulting from a decline in the qualitative risk factors for all loan segments in the loan portfolio. This decline was due to Juniata’s continued strong asset quality in 2021, and overall performance of the loan portfolio; all borrowers placed on COVID deferral returned to contractual debt service, and those in the hospitality and entertainment industries have continued to perform. Juniata recorded a loan loss provision credit of $769,000 in 2021 compared to a provision expense of $721,000 in 2020. Net recoveries for 2021 were 0.04% of average loans outstanding compared to net recoveries of 0.10% in 2020.

At December 31, 2021, non-performing loans (as defined in Table 4 below), as a percentage of the allowance for loan losses, were 6.4%, compared to 10.8% at December 31, 2020. Non-performing loans were 0.05% of loans as of December 31, 2021, and 0.11% of loans as of December 31, 2020. The decrease in nonperforming loans in 2021 compared to 2020 was predominantly due to a $281,000 decline in non-accrual loans in 2021 due to payoffs and loans returned to accruing status. All non-performing loans were collateralized with real estate at December 31, 2021.

TABLE 4

NON-PERFORMING LOANS

(Dollar amounts in thousands)	December 31, 2021	December 31, 2020
Non-performing loans
Non-accrual loans	$141	$422
Accruing loans past due 90 days or more	85	22
Total	$226	$444

Loans outstanding	$418,303	$422,661

Ratio of non-performing loans to loans outstanding	0.05%	0.11%
Ratio of non-accrual loans to loans outstanding	0.03%	0.10%
Allowance for loan losses to non-accrual loans	2,487.94%	970.14%

Loans on which the accrual of interest has been discontinued are designated as non-accrual loans. Accrual of interest on loans is generally discontinued when the contractual payment of principal or interest has become 90 days past due or reasonable doubt exists as to the full, timely collection of principal or interest. However, it is the Company’s policy to continue to accrue interest on loans over 90 days past due if (1) they are guaranteed or well secured and (2) there is an effective means of timely collection in process. When a loan is placed on non-accrual status, all unpaid interest credited to income in the current year is reversed against current period income, and unpaid interest accrued in prior years is charged against the allowance for loan losses. Interest received on non-accrual loans generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. Generally, accruals are resumed on loans only when the obligation is brought fully current with respect to interest and principal, has performed in accordance with the contractual terms for a reasonable period and the ultimate collectability of the total contractual principal and interest is no longer in doubt. The Company’s non-accrual and charge-off policies are the same, regardless of loan type. During 2021, gross interest income that would have been recorded if loans on non-accrual status had been current was $49,000, of which $40,000 was collected and included in net income.

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

As of December 31, 2021, 22 loans, with aggregate outstanding balances of $5,699,000, were evaluated for impairment. A collateral analysis was performed on each of these 22 loans to establish a portion of the reserve needed to carry impaired loans at no higher than fair value. As a result of this analysis, one loan for $69,000 was determined to have insufficient collateral and, therefore, a $2,000 specific reserve was established. Loans acquired with credit impairment are considered impaired loans but are not included with this component for consideration in the allowance, and they were carried at fair value of $838,000 as of December 31, 2021.

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

Qualitative factor determination:

Historical loss rates computed in the quantitative component reflects an estimate of the level of incurred losses in the portfolio based on historical experience. Management considers that the current conditions may deviate from those that prevailed over the historical look-back period. Thus, the quantitative rates are an imperfect estimate, necessitating an evaluation of qualitative considerations to incorporate these risks.

Management considered qualitative risk factors including:

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

Within each loan segment, an analysis was performed over a ten-year look-back period to discover peak historical losses, and with this data, management established ranges of risk from minimal to very high, for each risk factor, to produce a supportable anchor for risk assignment. Based on the framework for risk factor evaluation and range of adjustments established through the anchoring process, a risk assessment and corresponding adjustment was assigned for each portfolio segment as of December 31, 2021. Adjustments to the factors are supported through documentation of changes in conditions in a narrative accompanying the allowance for loan loss calculation.

The combination of quantitative and qualitative factors was applied to year-end balances in each pooled segment to establish the overall allowance.

A summary of activity in the allowance for loan losses for the last five years is shown below. The Company recorded net recoveries of $183,000 in 2021. With a provision credit, in addition to net recoveries, the allowance for loan losses at December 31, 2021 decreased by 14.3% over the allowance at December 31, 2020. Management’s analysis indicated that the allowance for loan losses of $3,508,000 at December 31, 2021 was adequate.

(Dollars in thousands)	Years Ended December 31,
	2021	2020	2019	2018	2017
Balance of allowance - beginning of period	$4,094	$2,961	$3,034	$2,939	$2,723
Loans charged off:
Commercial, financial and agricultural	—	7	2	—	46
Real estate - commercial	—	—	15	60	70
Real estate - mortgage	—	7	66	183	149
Personal	17	42	54	42	27
Total charge-offs	17	56	137	285	292

Recoveries of loans previously charged off:
Commercial, financial and agricultural	7	1	3	10	5
Real estate - commercial	36	2	314	5	2
Real estate - construction	86	426	295	—	—
Real estate - mortgage	61	30	7	12	45
Personal	10	9	18	16	17
Total recoveries	200	468	637	43	69

Net (recoveries) charge-offs	(183)	(412)	(500)	242	223
Provision for loan losses	(769)	721	(573)	337	439
Balance of allowance - end of period	$3,508	$4,094	$2,961	$3,034	$2,939

Ratio of net (recoveries) charge-offs during period to average loans outstanding	(0.04)%	(0.10)%	(0.12)%	0.06%	0.06%

Because of the Company’s low rate of charge-offs, disaggregated ratios of net charge-offs to average loans outstanding are not provided.

The following tables show how the allowance for loan losses is allocated among the various types of outstanding loans and the percent of loans by type to total loans.

(Dollars in thousands)	Years Ended December 31,
	2021	2020	2019	2018	2017
Commercial, financial and agricultural	$251	$302	$321	$275	$273
Real estate - commercial	1,020	908	754	1,074	1,022
Real estate - construction	884	1,586	718	558	288
Real estate - mortgage	1,269	1,200	1,081	1,035	1,285
Obligations of states and political subdivisions	45	28	17	20	—
Personal	39	70	70	72	71
	$3,508	$4,094	$2,961	$3,034	$2,939

(Dollars in thousands)	Years Ended December 31,
	2021	2020	2019	2018	2017
Commercial, financial and agricultural	15.0%	17.3%	12.9%	11.1%	11.9%
Real estate - commercial	38.2%	29.0%	31.6%	33.8%	36.6%
Real estate - construction	10.3%	14.4%	11.6%	8.8%	7.4%
Real estate - mortgage	31.5%	33.5%	37.6%	39.2%	38.3%
Obligations of states and political subdivisions	3.9%	4.4%	4.1%	4.6%	3.4%
Personal	1.1%	1.4%	2.2%	2.5%	2.4%
	100%	100%	100%	100%	100%

INVESTMENTS

Total investments, defined to include all interest earning assets except loans (i.e. debt securities available for sale at fair value), equity securities, federal funds sold, interest bearing deposits, restricted investment in bank stock and other interest-earning assets), totaled $339,997,000 on December 31, 2021, representing an increase of $18,580,000, or 5.8%, compared to year-end 2020. The increase in 2021 was mainly the result of an overall increase in available funds from deposits, as well as from PPP loan forgiveness.

The following table summarizes how the ending balances changed annually in each of the last two years.

(Dollars in thousands)
	2021	2020
Beginning balance	$321,417	$217,564
Purchases of securities available for sale	181,122	268,399
Redemption of equity securities	(118)	—
Sales, calls and maturities of debt securities available for sale	(121,584)	(195,073)
Change in value of equity securities	151	(53)
Adjustment in market value of debt securities	(9,309)	3,862
Amortization/Accretion	(1,220)	(1,459)
Restricted investment in bank stock, net change	(1,307)	(19)
Federal funds sold, net change	(10,000)	10,000
Interest bearing deposits with others, net change	(19,155)	19,671
Maturities of interest bearing time deposits with banks	—	(1,475)
Net change	18,580	103,853
Ending balance	$339,997	$321,417

The investment area is managed according to internally established guidelines and quality standards. Juniata can separate its investment securities portfolio into two classifications: those held to maturity and those available for sale. Juniata classifies all new marketable investment securities as available for sale, and currently holds no securities in the held to maturity or trading classifications. At December 31, 2021, the market value of the entire securities portfolio was less than amortized cost by $4,801,000 compared to December 31, 2020, when the market value was greater than amortized cost by $4,508,000. The weighted average life of the investment portfolio was 6.7 years on December 31, 2021 and 4.8 years on December 31, 2020. The weighted average maturity has remained short to achieve a desired level of liquidity.

The following table sets forth the maturities of securities and the weighted average yields of such securities by contractual maturities or call dates. Yields on obligations of states and public subdivisions are presented on a tax-equivalent basis.

(Dollars in thousands)	December 31, 2021		December 31, 2020
		Weighted		Weighted
	Fair	Average	Fair	Average
Security type and maturity	Value	Yield	Value	Yield
Obligations of U.S. Government agencies and corporations
After one year but within five years	5,807	0.70%	—	0.00%
After five years but within ten years	34,719	0.97%	22,949	0.78%
	40,526	0.93%	22,949	0.78%
Obligations of state and political subdivisions
Within one year	—	0.00%	31	2.58%
After one year but within five years	3,937	4.47%	4,767	3.50%
After five years but within ten years	1,221	1.79%	3,484	4.41%
After ten years	4,062	3.02%	—	0.00%
	9,220	3.46%	8,282	3.87%
Corporate Debt Securities
Within one year	—	0.00%	1,039	4.36%
After one year but within five years	1,972	2.75%	—	0.00%
After five years but within ten years	33,024	3.34%	10,484	4.28%
	34,996	3.31%	11,523	4.29%
Mortgage-backed securities
After five years but within ten years	6,204	1.50%	5,017	1.45%
After ten years	244,478	1.48%	238,644	1.27%
	250,682	1.48%	243,661	1.27%

	$335,424		$286,415

BANK OWNED LIFE INSURANCE AND ANNUITIES

The Company periodically ensures the lives of certain bank officers to provide split-dollar life insurance benefits to some key officers and to offset the cost of providing post-retirement benefits through non-qualified plans. Some annuities are also owned to provide cash streams that match certain post-retirement liabilities. See Note 7 of The Notes to Consolidated Financial Statements. The following table summarizes how the cash surrender values of these instruments changed annually in each of the last two years.

(Dollars in thousands)
	2021	2020
Beginning balance	$16,568	$16,266
BOLI net increase in cash surrender value	251	269
Annuities net increase in cash surrender value	33	33
Net change	284	302
Ending balance	$16,852	$16,568

GOODWILL AND INTANGIBLE ASSETS

Branch Acquisition

On September 8, 2006, the Company acquired a branch office in Richfield, PA. Goodwill recorded on that acquisition was $2,046,000 and is measured annually for impairment.

FNBPA Acquisition

On November 30, 2015, the Company completed its acquisition of FNBPA. Goodwill recorded on the acquisition was $3,402,000 as of December 31, 2021 and 2020. In addition, a core deposit intangible in the amount of $303,000 was recorded and is being amortized over a ten-year period using a sum of the year’s digits basis. Core deposit intangible amortization expense recorded in 2021 was $27,000 and, for the succeeding four years beginning 2022, is estimated to be

$22,000, $16,000, $10,000 and $5,000 per year, respectively. The core deposit intangible will be fully amortized in 2025. Core deposit and other intangible assets, net of amortization, was $53,000 as of December 31, 2021 and $80,000 as of December 31, 2020.

LCB Acquisition

On April 30, 2018, Juniata completed the acquisition of LCB and, as a result, recorded goodwill of $3,599,000 as of December 31, 2021 and 2020. In addition, a core deposit intangible of $289,000 was recorded and will be amortized over a ten-year period using a sum of the years’ digits basis. Core deposit intangible expense recorded in 2021 was $39,000, and for the succeeding five years beginning 2022, is estimated to be $33,000, $28,000, $23,000, $17,000 and $12,000 per year, respectively, and $9,000 in total for years after 2026. Core deposit intangible, net of amortization, was $122,000 as of December 31, 2021 and $161,000 as of December 31, 2020.

Mortgage Servicing Rights

Due to a strategic shift in focus to a new mortgage product, which is increasing fees derived from loan activity, the Company did not originate and sell residential mortgage loans to the secondary market in 2021 or 2020; however, the Company retained the servicing rights on loans originated and sold in prior years. The mortgage servicing rights are valued based on the present value of estimated future cash flows on pools of mortgages stratified by rate and maturity date. The computed value is carried as an intangible asset. As of December 31, 2021 and December 31, 2020, the fair value of mortgage servicing rights was $120,000 and $158,000, respectively.

DERIVATIVES

The Company entered into rate swap agreements as part of its asset liability management strategy to help manage interest rate risk. The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements. The notional amount of the Company’s interest rate swaps as of December 31, 2021 and 2020, was $40,000,000, and the interest rate swaps were determined to be fully effective during both year-end periods. As such, no amount of ineffectiveness has been included in net income. The aggregate fair value of the swaps is recorded in either other assets or other liabilities on the Consolidated Statements of Condition with changes in fair value recorded in other comprehensive income. The Company expects the hedges to remain fully effective during the remaining terms of the swaps. See Note 22 of The Notes to Consolidated Financial Statements.

DEFERRED TAXES

The Company accounts for income taxes under the asset/liability method. Deferred tax assets and liabilities are recognized for the future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss and tax credit carryforwards, if applicable. A valuation allowance is established against deferred tax assets when, in the judgment of management, it is more likely than not that such deferred tax assets will not become realizable. Management established a valuation allowance of $34,000 in 2019 for a capital loss carryforward for which the tax benefit was not likely to be realized and carried that allowance until December 31, 2021 when the capital loss carryforward period ended. As of December 31, 2021, the Company recorded a net deferred tax asset of $1,743,000, which was carried as a non-interest earning asset. As of December 31, 2020, the Company recorded a net deferred tax liability of $54,000, which was carried as a non-interest bearing liability. See Note 13 of The Notes to Consolidated Financial Statements.

OTHER NON-INTEREST EARNING ASSETS

The following table summarizes the components of the non-interest earning asset category, and how the ending balances changed over the last two years.

(Dollars in thousands)
	2021	2020
Beginning balance	$27,720	$29,628
Cash and cash equivalents	1,060	(790)
Premises and equipment, net	(437)	(435)
Other real estate owned	87	—
Investment in low income housing	(799)	(799)
Other receivables and prepaid expenses, including deferred tax assets	1,901	116
Net change	1,812	(1,908)
Ending balance	$29,532	$27,720

DEPOSITS

As of December 31, 2021, total deposits were $708,447,000, an increase of $85,581,000 compared to the previous year end, due primarily to government stimulus payments and the addition of $30,003,000 in brokered demand deposits. The brokered demand deposits are issued with three-month rolling maturities. Juniata had $104,951,000 and $86,429,000 in uninsured deposits as of December 31, 2021 and 2020, respectively.

The following table summarizes how the ending balances changed over the last two years.

(Dollars in thousands)
	2021	2020
Beginning balance	$622,866	$531,937
Demand deposits	13,907	33,412
Interest bearing demand deposits	64,505	26,312
Savings deposits	18,615	26,592
Time deposits	(11,446)	4,613
Net change	85,581	90,929
Ending balance	$708,447	$622,866

The following table shows the comparison of average transaction deposits and average time deposits as a percentage of total deposits for the last two years.

	Changes in Deposits
(Dollars in thousands)	2021			2020
	Average	Increase (Decrease)		Average
	Balance	Amount	%	Balance
Transaction deposits:
Money market	$66,461	$8,511	14.7%	$57,950
Interest bearing demand	153,621	44,944	41.4	108,677
Savings	137,899	29,364	27.1	108,535
Demand	179,202	24,112	15.5	155,090
Total transaction deposits	537,183	106,931	24.9	430,252

Time deposits:
$100,000 and greater	53,455	5,300	11.0	48,155
Other	95,950	(8,527)	(8.2)	104,477
Total time deposits	149,405	(3,227)	(2.1)	152,632
Total deposits	$686,588	$103,704	17.8%	$582,884

Average deposits increased $103,704,000, or 17.8%, to $686,588,000 in 2021. Transaction accounts increased by 24.9% in 2021. The largest dollar and percentage increase in 2021 compared the previous year was in interest bearing demand accounts, which increased by $44,944,000, or 41.4%. Included in interest bearing demand in 2021 was $14,165,000 in average brokered demand deposits, while there were no brokered demand deposits in 2020.

Maturities of time deposits of $250,000 or more outstanding at December 31, 2021 are summarized as follows:

(Dollars in thousands)
2021
Certificates of deposit of $250,000 or more
Maturing within 3 months	$9,135
Maturing within 3 to 6 months	1,599
Maturing within 6 to 12 months	920
Maturing 1‑5 years	1,030
Maturing after 5 years	863
$13,547

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

In addition to deposit products, Juniata provides alternatives to customers through the sale of wealth management (non-deposit) products. The Bank competes in the marketplace with many sources that offer products that directly compete with traditional banking products. In keeping with our desire to provide our customers with a full array of financial services, we supplement the services traditionally offered by our Trust Department by staffing our community offices with wealth management consultants that are licensed and trained to sell variable and fixed rate annuities, mutual funds, stock brokerage services and long-term care insurance. Although the sale of these products can reduce the Bank’s deposit levels, these products offer solutions for our customers that traditional bank products cannot and allow us to service our customer base more completely. Fee income from the sale of non-deposit products (primarily annuities and mutual funds) was $368,000 and $306,000 in 2021 and 2020, respectively, representing approximately 7.1% and 5.8%, respectively, of total non-interest income.

OTHER INTEREST BEARING LIABILITIES

Juniata funds its needs primarily with local deposits and, when necessary, relies on external funding sources for additional funding. External funding sources include credit facilities at correspondent banks and the FHLB of Pittsburgh. Juniata’s average balances for all borrowings decreased by $24,141,000 in 2021 compared to 2020 primarily due to the repayment of the remaining FRB advances from Juniata’s participation in the Federal Reserve Bank’s PPPLF, as well as the $20,000,000 FHLB three-month advance previously allocated to Juniata’s cash flow hedge. Additionally, Juniata prepaid $15,000,000 in long-term debt at the end of 2021.

	Changes in Borrowings
(Dollars in thousands)	2021			2020
	Average	Increase (Decrease)		Average
	Balance	Amount	%	Balance
Repurchase agreements	$4,249	$216	5.4%	$4,033
Short-term borrowings	6,741	(7,780)	(53.6)	14,521
FRB advances	4,948	(12,613)	(71.8)	17,561
Long-term debt	34,110	(3,950)	(10.4)	38,060
Other interest bearing liabilities	1,548	(14)	(0.9)	1,562
Total borrowings	$51,596	$(24,141)	(31.9)%	$75,737

STOCKHOLDERS’ EQUITY

Total stockholders’ equity decreased by $5,307,000, or 6.9%, in 2021 compared to 2020. The Company was well-capitalized and had the capacity to maintain its typical dividend level in 2021. The Company’s net income exceeded dividends paid by $2,202,000. Stock based compensation expense recorded pursuant to the Company’s Long-Term Incentive Plan added $158,000 to stockholders’ equity in 2021, while treasury stock issued for stock plans increased shareholders’ equity by $77,000. Treasury stock purchases during the year ended December 31, 2021 decreased stockholders’ equity by $861,000, as did the $6,883,000 adjustment to accumulated other comprehensive income (“AOCI”) to record the change in fair value of debt securities and cash flow hedges.

The following table summarizes how the components of equity changed in the last two years.

(Dollars in thousands)
	2021	2020
Beginning balance	$76,597	$73,707
Net income	6,604	5,602
Dividends	(4,402)	(4,465)
Treasury stock issued for stock plans	77	70
Stock-based compensation	158	128
Repurchase of stock, net of re-issuance	(861)	(1,452)
Net change in unrealized security gains (losses)	(7,355)	3,052
Unrealized gains (losses) on cash flow hedge	472	(45)
Net change	(5,307)	2,890
Ending balance	$71,290	$76,597

Average stockholders’ equity in 2021 was $73,638,000, a decrease of 3.2% from $76,056,000 in 2020, and was $70,771,000 in 2019. At December 31, 2021, Juniata held 162,737 shares of stock in treasury versus 125,838 at December 31, 2020. Return on average equity increased to 8.97% in 2021 from 7.37% in 2020 partially due to higher income in 2021 compared to 2020, as well as the decline in average equity resulting primarily from the decrease in AOCI. See the discussion in the 2021 Financial Overview section.

The Company periodically repurchases shares of its common stock under the share repurchase program approved by the Board of Directors. In November of 2021, the Board of Directors authorized the repurchase of an additional 200,000 shares of its common stock through its share repurchase program. The program will remain authorized until all approved shares are repurchased, unless terminated by the Board of Directors. Repurchases have typically been accomplished through open market transactions and have complied with all regulatory restrictions on the timing and amount of such repurchases. Shares repurchased have been added to treasury stock and accounted for at cost. These shares may be reissued for stock option exercises, employee stock purchase plan purchases, restricted stock awards, to fulfill dividend reinvestment program needs and to supply shares needed as consideration in an acquisition. During 2021 and 2020, 50,482 and 87,712 shares, respectively, were repurchased in conjunction with this program. There were also 200 and 565 restricted share awards forfeited in 2021 and 2020, respectively. Treasury shares of 13,783 and 4,459 were also redeemed for stock purchase plan purchases in 2021 and 2020, respectively. The treasury shares remaining authorized for repurchase in the program were 209,307 as of December 31, 2021 as the board of directors authorized an additional 200,000 shares in November 2021.

Juniata declared dividends of $0.88 per common share in each of 2021 and 2020 (See Note 14 of The Notes to Consolidated Financial Statements regarding restrictions on dividends from the Bank to the Company). The dividend payout ratio was 66.66% and 79.71% in 2021 and 2020, respectively. The dividend payout ratio in 2021 was less than 2020 due to higher net income in 2021 compared to 2020. In January 2022, the Board of Directors declared a dividend of $0.22 per share to stockholders of record on February 15, 2022, payable on March 1, 2022.

Juniata’s book value per share at December 31, 2021 was $14.29 as compared to $15.23 at December 31, 2020. Juniata’s average equity to assets ratio for 2021 and 2020 was 9.01% and 10.28%, respectively. Refer also to the Capital Risk section in the Asset / Liability management discussion that follows.

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

It is the Company’s policy to maintain both a primary liquidity ratio and a total liquidity ratio greater than 10% of total assets. The primary liquidity ratio equals liquid assets divided by total assets, where liquid assets equal the sum of cash and due from banks, federal funds sold, interest bearing deposits with other banks and available for sale securities. Total liquidity is comprised of all components noted in primary liquidity plus securities classified as held-to-maturity, if any. If either of these liquidity ratios falls below 10%, it is the Company’s policy to increase liquidity in a timely manner to achieve the required ratio.

It is the Company’s policy to maintain available liquidity greater than 10% of total assets and contingency liquidity greater than 7.5% of total assets.

Juniata is a member of the FHLB of Pittsburgh, which provides short-term liquidity and a source for long-term borrowings. The Bank uses this vehicle to satisfy temporary funding needs throughout the year. In 2020, the Company executed a three-year cash flow hedge on $20,000,000 in rolling three-month advances from the FHLB. In 2021, the Company replaced the $20,000,000 FHLB three-month advance with brokered interest bearing demand deposits of the same amount. The Company had no short-term borrowings on December 31, 2021 and $20,000,000 on December 31, 2020.

The Bank’s maximum borrowing capacity with the FHLB was $182,573,000 at December 31, 2021. To borrow additional amounts, the FHLB would require the Bank to purchase additional FHLB Stock. The FHLB is a source of both short-term and long-term funding. The Bank must maintain sufficient qualifying collateral to secure all outstanding advances.

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

The Bank is subject to risk-based capital standards by which banks are evaluated in terms of capital adequacy. These regulatory capital requirements are administered by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital and classification are also subject to qualitative judgments by the regulators. Management believes that, as of December 31, 2021, the Bank met all capital adequacy requirements to which it is subject.

Prompt corrective action regulations provide five classifications: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2021 and 2020, the most recent regulatory notifications categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation, officially identified by the Basel Committee as “Basel III”. In July 2013, the FRB approved final rules to implement the Basel III capital framework which revises the risk-based capital requirements applicable to bank holding companies and depository institutions. The new minimum regulatory capital requirements established by the U.S. Basel III Capital Rules were fully phased in on January 1, 2019 and require financial institutions to maintain: (a)  Common Equity Tier 1 (CET1) to risk-weighted assets ratio of at least 4.5%; (b) a minimum ratio of tier 1 capital to risk-weighted assets of at least 6.0%; (c) a minimum ratio of total (that is, tier 1 plus tier 2) capital to risk-weighted assets of at least 8.0%; and (d) a minimum leverage ratio of 3.0%, calculated as the ratio of tier 1 capital balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter). However, unless the Bank maintains an additional 2.5% “capital conservation buffer” above the percentages stated above in (a) – (c), the Company may be unable to obtain capital distributions from it, which could negatively impact the Company’s ability to pay dividends, service debt obligations or repurchase common stock. In addition, such a failure could result in a restriction on the Company’s ability to pay certain cash bonuses to executive officers, negatively impacting the Company’s ability to retain key personnel.

In 2019, the federal banking agencies jointly issued a final rule providing an optional, simplified measure of capital adequacy, the community bank leverage ratio framework (“CBLR framework”), for qualifying community banking organizations, consistent with Section 201 of the Economic Growth Act. The final rule became effective on January 1, 2020 and was elected by the Bank in 2020. In April 2020, the federal banking agencies issued an interim final rule temporarily change the CBLR framework, pursuant to section 4012 of the CARES Act, and a second interim final rule providing a graduated increase in the community bank leverage ratio requirement after the expiration of the temporary changes implemented pursuant to section 4012 of the CARES Act.

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

Under the final rule, an eligible banking organization can opt out of the CBLR framework and revert back to the risk-weighting framework without restriction. As of December 31, 2021, the Bank was a qualifying community banking organization as defined by the federal banking agencies but elected to revert back to the risk-weighting framework under the Basel III capital requirements at year-end 2021. See Note 14 of Notes to the Consolidated Financial Statements.

Interest Rate Risk

For most financial institutions, including Juniata, interest rate risk primarily reflects exposures to changes in interest rates. Interest rate fluctuations affect earnings by changing net interest income and other interest-sensitive income and expense levels. Interest rate changes also affect capital by changing the net present value of a bank’s future cash flows, and the cash flows themselves, as rates change. Accepting this risk is a normal part of banking and can be an important source of profitability and enhancing shareholder value. However, excessive interest rate risk can threaten a bank’s earnings, capital, liquidity and solvency. The Company’s sensitivity to changes in interest rate movements is continually monitored by the Asset Liability Management Committee (“ALCO”). At December 31, 2021, the Company’s cumulative repricing gap analysis indicated a liability-sensitive balance sheet through one year when measured on a static basis.

Investment Portfolio Risk

Management considers its investment portfolio risk as the amount of appreciation or depreciation the investment portfolio will sustain when interest rates change. The securities portfolio will decline in value when interest rates rise and increase in value when interest rates decline. Securities with long maturities, excessive optionality (because of call features) and unusual indexes tend to produce the most market risk during interest rate movements. Rate shocks of minus 100 and plus 100, 200, 300 and 400 basis points were applied to the securities portfolio to determine how Tier 1 capital would be affected if the securities portfolio had to be liquidated and all gains and losses were recognized. The test revealed that, as of December 31, 2021, capital levels would remain adequate under these scenarios.

Economic Risk

Economic risk is the risk that the long-term or underlying value of the Company will change if interest rates change. Economic value of equity (“EVE”) represents the change in the value of the balance sheet without regard to business continuity. Rate shocks are applied to all financial assets and liabilities, using parallel and non-parallel rate shifts of 100 to 400 basis points to estimate the change in EVE under the various hypothetical scenarios. As of December 31, 2021, in a rising rate environment, the modeling results for a 100 and 200 basis point rate increase indicated the Company’s liabilities would increase in value slightly more than assets would lose value, while a 300 and 400 basis point rate increase indicated the Company’s liabilities would increase in value slightly less than assets would lose in value. A non-parallel

200 basis point increase shock in rates produced an estimated 1.1% increase in EVE, indicating a stable value well within Juniata’s policy guidelines.

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

The Company had outstanding loan origination commitments aggregating $94,349,000 and $81,997,000 on December 31, 2021 and 2020, respectively. The increase was mainly due to a participation loan closed at the end of 2021 in which the Company had a $10,000,000 outstanding commitment. In addition, the Company had $12,714,000 and $13,092,000 outstanding in unused lines of credit commitments extended to its customers on December 31, 2021 and 2020, respectively.

Letters of credit are instruments issued by the Company that guarantee payment by the Bank to the beneficiary in the event of default by the Company’s customer in the non-performance of an obligation or service. Most letters of credit are extended for a one-year period. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds collateral supporting those commitments for which collateral is deemed necessary. The amount of the liability as of December 31, 2021 and 2020 for guarantees under letters of credit issued is not material.

The maximum undiscounted exposure related to these guarantees on December 31, 2021 was $5,724,000, and the approximate value of underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $33,517,000.

In 2017 and 2021, the Company executed renewal agreements for technology outsourcing services through two outside service bureaus. Both agreements provide for termination fees if the Company cancels the services prior to the end of the commitment periods that run through May 31, 2024 and May 31, 2026, respectively. At December 31, 2021, potential termination fees on the two contracts were estimated to be approximately $1,405,000 and $1,272,000, respectively. Since the Company does not expect to terminate these services with either vendor prior to the end of the commitment periods, no liability has been recorded as of December 31, 2021.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on our assessment, management concluded that as of December 31, 2021, the Company’s internal control over financial reporting was effective and met the criteria of the Internal Control-Integrated Framework (2013).

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of Juniata Valley Financial Corp.

Mifflintown, Pennsylvania

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Juniata Valley Financial Corp. (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.  The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses – Qualitative factors

As more fully described in Note 2 to the consolidated financial statements, the Company estimates and records an allowance for loan losses for loans collectively evaluated for impairment by developing a loss rate based on quantitative and qualitative factors. As of December 31, 2021, the allowance for loan losses for loans collectively evaluated for impairment was $3,506,000. Quantitative factors are based on historical loss rates using historical data for each loan pool.  Management considers the use of quantitative historical loss rates by themselves to result in an imperfect estimate and so incorporates an evaluation of qualitative factors into the allowance for loan losses estimate.  The qualitative factors considered include national, regional and local economic and business conditions, and developments that affect the collectability of the portfolio, including the condition of various market segments, changes in the volume and severity of past due loans, the volume of non-accrual loans, and the volume and severity of adversely classified loans , changes in the nature and volume of portfolio, changes in lending and credit management teams, existence and effect of any concentrations, changes in quality of the loan review system, changes in lending policies and procedures, changes in the value of underlying collateral-dependent loans, and the effect of external influences including competition, legal, and regulatory requirements.

The principal considerations for our determination that auditing the qualitative factors is a critical audit matter is the high degree of judgment involved in the assessment of the risk of loss associated with each qualitative factor. Our audit procedures included substantive testing related to the assessments of these qualitative factors.  These procedures included:

●	Evaluation of the relevance and reliability of data inputs used as a basis for the qualitative factors.
●	Evaluation of the reasonableness of management’s judgments related to the translation of the data used in the determination of the qualitative factors into risk level assignments and the resulting allocation to the allowance.
●	Testing the mathematical accuracy of the allowance calculation, including the calculation of the qualitative factors. The test of the calculation of the qualitative factors included testing the accuracy of the allocation of the underlying factors.
●	Analytically evaluating the qualitative factors year over year for directional consistency, testing for reasonableness, and obtaining evidence for significant changes.

/s/ Crowe LLP

We have served as the Company's auditor since 2019.

Cleveland, Ohio

March 16, 2022

JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share data)	December 31, 2021	December 31, 2020
ASSETS
Cash and due from banks	$12,928	$11,868
Interest bearing deposits with banks	598	19,753
Federal funds sold	—	10,000
Cash and cash equivalents	13,526	41,621
Interest bearing time deposits with banks	735	735
Equity securities	1,124	1,091
Debt securities available for sale	335,424	286,415
Restricted investment in bank stock	2,116	3,423
Total loans	418,303	422,661
Less: Allowance for loan losses	(3,508)	(4,094)
Total loans, net of allowance for loan losses	414,795	418,567
Premises and equipment, net	8,371	8,808
Other real estate owned	87	—
Bank owned life insurance and annuities	16,852	16,568
Investment in low income housing partnerships	2,306	3,105
Core deposit and other intangible assets	175	241
Goodwill	9,047	9,047
Mortgage servicing rights	120	158
Accrued interest receivable and other assets	5,840	3,939
Total assets	$810,518	$793,718
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$182,022	$168,115
Interest bearing	526,425	454,751
Total deposits	708,447	622,866
Short-term borrowings and repurchase agreements	4,227	24,750
Federal Reserve Bank ("FRB") advances	—	27,955
Long-term debt	20,000	35,000
Other interest bearing liabilities	1,568	1,584
Accrued interest payable and other liabilities	4,986	4,966
Total liabilities	739,228	717,121
Commitments and contingent liabilities
Stockholders’ Equity:
Preferred stock, no par value: Authorized - 500,000 shares, none issued	—	—
Common stock, par value $1.00 per share: Authorized 20,000,000 shares; Issued - 5,151,279 shares at December 31, 2021 and December 31, 2020; Outstanding - 4,988,542 shares at December 31, 2021 and 5,025,441 shares at December 31, 2020	5,151	5,151
Surplus	25,008	25,011
Retained earnings	47,298	45,096
Accumulated other comprehensive (loss) income	(3,365)	3,518
Cost of common stock in Treasury: 162,737 shares at December 31, 2021; 125,838 shares at December 31, 2020	(2,802)	(2,179)
Total stockholders’ equity	71,290	76,597
Total liabilities and stockholders’ equity	$810,518	$793,718

See The Notes to Consolidated Financial Statements

JUNIATA FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
(Dollars in thousands, except share data)	December 31,
	2021	2020
Interest and dividend income:
Loans, including fees	$19,462	$19,249
Taxable securities	4,912	4,813
Tax-exempt securities	154	142
Other interest income	25	79
Total interest income	24,553	24,283
Interest expense:
Deposits	2,272	2,946
Short-term borrowings and repurchase agreements	90	68
FRB advances	18	61
Long-term debt	832	946
Other interest bearing liabilities	6	16
Total interest expense	3,218	4,037
Net interest income	21,335	20,246
Provision for loan losses	(769)	721
Net interest income after provision for loan losses	22,104	19,525
Non-interest income:
Customer service fees	1,355	1,376
Debit card fee income	1,755	1,465
Earnings on bank-owned life insurance and annuities	246	263
Trust fees	445	408
Commissions from sales of non-deposit products	368	306
Fees derived from loan activity	441	298
Mortgage banking income	41	54
Gain (loss) on sales and calls of securities	21	855
Change in value of equity securities	151	(53)
Other non-interest income	331	348
Total non-interest income	5,154	5,320
Non-interest expense:
Employee compensation expense	8,414	7,844
Employee benefits	2,286	2,331
Occupancy	1,259	1,175
Equipment	743	932
Data processing expense	2,693	2,294
Professional fees	841	715
Taxes, other than income	574	502
FDIC Insurance premiums	310	232
Gain on other real estate owned	(64)	—
Amortization of intangible assets	66	77
Amortization of investment in low-income housing partnerships	799	799
Long-term debt prepayment penalty	691	524
Other non-interest expense	1,758	1,868
Total non-interest expense	20,370	19,293
Income before income taxes	6,888	5,552
Income tax provision (benefit)	284	(50)
Net income	$6,604	$5,602
Earnings per share
Basic	$1.32	$1.10
Diluted	$1.32	$1.10

See The Notes to Consolidated Financial Statements

JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)	Year Ended December 31,
	2021			2020
	Pre-Tax	Tax	Net-of-Tax	Pre-Tax	Tax	Net-of-Tax
	Amount	Effect	Amount	Amount	Effect	Amount
Net income	$6,888	$(284)	$6,604	$5,552	$50	$5,602
Other comprehensive (loss) income:
Available for sale securities:
Unrealized holding (losses) gains arising during the period	(9,288)	1,950	(7,338)	4,717	(990)	3,727
Reclassification adjustment for gains included in net income (1) (3)	(21)	4	(17)	(855)	180	(675)
Unrealized gains (losses) on cash flow hedge	538	(113)	425	(48)	10	(38)
Reclassification adjustment for losses (gains) included in net income (2) (3)	60	(13)	47	(9)	2	(7)
Other comprehensive (loss) income	(8,711)	1,828	(6,883)	3,805	(798)	3,007
Total comprehensive (loss) income	$(1,823)	$1,544	$(279)	$9,357	$(748)	$8,609

(1)	Amounts are included in gain (loss) on sales and calls of securities on the Consolidated Statements of Income as a separate element within total non-interest income.
(2)	Amounts are included in the computation of net periodic benefit cost and are included in employee benefits expense on the Consolidated Statements of Income as a separate element within total non-interest expense.
(3)	Amounts are included in interest expense on short-term borrowings and repurchase agreements on the consolidated statements of income.
(4)	Income tax amounts are included in the income tax (benefit) provision on the Consolidated Statements of Income.

See The Notes to Consolidated Financial Statements

JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Year ended December 31, 2021
					Accumulated
(Dollars in thousands, except share data)	Number				Other		Total
	of Shares	Common		Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Surplus	Earnings	Income (Loss)	Stock	Equity
Balance, January 1, 2021	5,025,441	$5,151	$25,011	$45,096	$3,518	$(2,179)	$76,597
Net income				6,604			6,604
Other comprehensive loss					(6,883)		(6,883)
Cash dividends at $0.88 per share				(4,402)			(4,402)
Stock-based compensation			158				158
Purchase of treasury stock	(50,682)					(861)	(861)
Treasury stock issued for stock plans	13,783		(161)			238	77
Balance, December 31, 2021	4,988,542	$5,151	$25,008	$47,298	$(3,365)	$(2,802)	$71,290

	Year ended December 31, 2020
					Accumulated
(Dollars in thousands, except share data)	Number				Other		Total
	of Shares	Common		Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Surplus	Earnings	Income	Stock	Equity
Balance, January 1, 2020	5,099,729	$5,142	$24,898	$43,954	$516	$(803)	$73,707
Net income				5,602			5,602
Other comprehensive income					3,007		3,007
Cash dividends at $0.88 per share				5	(5)		—
Stock-based compensation				(4,465)			(4,465)
Purchase of treasury stock	(88,277)					(1,452)	(1,452)
Treasury stock issued for stock plans	4,459		(6)			76	70
Common stock issued for stock plans	9,530	9	(9)				—
Balance, December 31, 2020	5,025,441	$5,151	$25,011	$45,096	$3,518	$(2,179)	$76,597

See The Notes to Consolidated Financial Statements

JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)	Year Ended December 31,
	2021	2020
Operating activities:
Net income	$6,604	$5,602
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	(769)	721
Depreciation	712	806
Net amortization of securities premiums	1,220	1,459
Net amortization of loan origination fees	895	301
Deferred net loan origination costs	(693)	(684)
Amortization of intangibles	66	77
Amortization of investment in low income housing partnerships	799	799
Net amortization of purchase fair value adjustments	(211)	(106)
Net realized gain on sales and calls of available for sale securities	(21)	(855)
Change in value of equity securities	(151)	53
Net gain on other real estate owned	(64)	—
Earnings on bank owned life insurance and annuities	(246)	(263)
Deferred income tax expense (benefit)	49	(155)
Stock-based compensation expense	158	128
Proceeds from mortgage loans sold to others	79	76
Mortgage banking income	(41)	(54)
Decrease (increase) in accrued interest receivable and other assets	476	(776)
Increase (decrease) in accrued interest payable and other liabilities	4	(354)
Net cash provided by operating activities	8,866	6,775
Investing activities:
Purchases of:
Securities available for sale	(181,122)	(268,399)
Premises and equipment	(274)	(371)
Bank owned life insurance and annuities	(38)	(39)
Proceeds from:
Redemption of equity securities	118	—
Sales of debt securities available for sale	42,997	97,389
Maturities of and principal repayments on securities available for sale	78,608	98,539
Redemption of FHLB stock	1,307	19
Sale of other real estate owned	125	—
Sale of other assets	1	34
Net decrease in interest bearing time deposits with banks	—	1,475
Net decrease (increase) in loans	4,404	(21,195)
Net cash used in investing activities	(53,874)	(92,548)
Financing activities:
Net increase in deposits	85,577	90,925
Net (decrease) increase in short-term borrowings and securities sold under agreements to repurchase	(20,523)	11,621
Issuance of FRB advances	—	31,298
Repayment of FRB advances	(27,955)	(3,343)
Repayment of long-term debt	(15,000)	(10,000)
Cash dividends	(4,402)	(4,465)
Purchase of treasury stock	(861)	(1,452)
Treasury stock issued for employee stock plans	77	70
Net cash provided by financing activities	16,913	114,654
Net (decrease) increase in cash and cash equivalents	(28,095)	28,881
Cash and cash equivalents at beginning of year	41,621	12,740
Cash and cash equivalents at end of period	$13,526	$41,621
Supplemental information:
Interest paid	$3,414	$4,062
Income tax paid	289	325
Supplemental schedule of noncash investing and financing activities:
Transfer of loans to other real estate owned	$148	$29
Transfer of loans to repossessed vehicles	1	—

See The Notes to Consolidated Financial Statements

JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2021 and 2020

1. NATURE OF OPERATIONS

Juniata Valley Financial Corp. (“Juniata” or the “Company”) is a bank holding company operating in central and northern Pennsylvania for the purpose of delivering financial services within its local market. Through its wholly-owned banking subsidiary, The Juniata Valley Bank (the “Bank”), Juniata provides retail and commercial banking and other financial services through 16 branch locations located in Juniata, Mifflin, Perry, McKean, Potter and Huntingdon Counties. Additionally, in Mifflin, Juniata and Centre Counties, the Company maintains four offices for loan production, trust services and wealth management sales. Each of the Company’s lines of business are part of the same reporting segment, whose operating results are regularly reviewed and managed by a centralized executive management group. As a result, the Company has only one reportable segment for financial reporting purposes. The Bank provides a full range of banking services, including online and mobile banking, an automatic teller machine network, checking accounts, identity protection products for consumers, savings accounts, money market accounts, fixed rate certificates of deposit, club accounts, secured and unsecured commercial and consumer loans, construction and mortgage loans, online account opening, safe deposit facilities and credit loans with overdraft checking protection. The Bank also provides a variety of trust services. The Company has a contractual arrangement with a broker-dealer to allow the offering of annuities, mutual funds, stock and bond brokerage services and long-term care insurance to its local market. The Bank operates under a state bank charter and is subject to regulation by the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation. Juniata is subject to regulation by the Board of Governors of the Federal Reserve Bank and the Pennsylvania Department of Banking and Securities.

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

As of December 31, 2021, credit exposure to lessors of non-residential buildings and dwellings represented 48% of capital, credit exposure to residential buildings and dwellings represented 58% of capital, credit exposure to hotels and motels represented 39% of capital, and credit exposure to continuing care retirement communities represented 21% of capital. Otherwise, there were no concentrations of credit to any industry equaling more than 15% of total capital. The Bank’s business activities are geographically concentrated in the counties of Juniata, Mifflin, Perry, Huntingdon, Centre, Franklin, McKean, Potter and Snyder, Pennsylvania. The Bank has a diversified loan portfolio; however, a substantial portion of its debtors’ ability to honor their obligations is dependent upon the economy in central and northern Pennsylvania.

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

Interest Bearing Time Deposits with Banks

Interest bearing time deposits with banks consist of certificates of deposits in other banks with original maturities of greater than 90 days. These time deposits all have maturities within five years.

Securities

Debt securities classified as available for sale are stated at fair value, with the unrealized gains and losses, net of tax, reported as a component of other comprehensive income. Securities classified as available for sale are those securities that the Company intends to hold for an indefinite period but not necessarily to maturity. Interest and dividends are recognized as income when earned. Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated. Gains and losses on sales are recorded on the trade date and determined using the specific identification method. The Company had no securities classified as held to maturity at December 31, 2021 and 2020.

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

Restricted Investment in Bank Stock

The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors and may invest in additional amounts. The Bank also owns restricted stock investments in the Atlantic Community Bankers Bank (“ACBB”). Both the FHLB and ACBB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. The Bank owned $2,116,000 in restricted stock investments with the FHLB at December 31, 2021 and $3,343,000 at December 31, 2020. The Bank owned $80,000 in restricted stock investments with the ACBB at December 31, 2021 and 2020.

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

Loan Origination Fees and Costs

Loan origination fees and related direct origination costs for a given loan are deferred and amortized over the life of the loan on a level-yield basis as an adjustment to interest income over the contractual life of the loan. As of December 31, 2021, the amount of net unamortized origination fees carried as an adjustment to outstanding loan balances was $489,000. As of December 31, 2020, the amount of net unamortized origination fees carried as an adjustment to outstanding loan balances was $298,000.

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

Qualitative factor determination:

Historical loss rates computed in the quantitative component reflects an estimate of the level of incurred losses in the portfolio based on historical experience. Management considers that the current conditions may deviate from those that prevailed over the historical look-back period. Thus, the quantitative rates are an imperfect estimate, necessitating an evaluation of qualitative considerations to incorporate these risks.

Management considered qualitative risk factors including:

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

Within each loan class, an analysis was performed over a ten-year look-back period to discover peak historical losses, and with this data, management established ranges of risk from minimal to very high, for each risk factor, to produce a supportable anchor for risk assignment. Based on the framework for risk factor evaluation and range of adjustments established through the anchoring process, a risk assessment and corresponding adjustment was assigned for each class as of December 31, 2021. Adjustments to the factors are supported through documentation of changes in conditions in a narrative accompanying the allowance for loan loss calculation.

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

When mortgage loans are sold with servicing retained, servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. Under the fair value measurement method, the Company measures servicing rights at fair value at each reporting date and reports changes in fair value of servicing assets in earnings in the period in which the changes occur, which are included with mortgage banking income on the income statement. The fair values of servicing rights are subject to fluctuations because of changes in estimated and actual prepayment speeds and default rates and losses. The carrying amount of mortgage servicing rights was $120,000 and $158,000 at December 31, 2021 and 2020, respectively.

Servicing fee income, which is reported on the income statement as mortgage banking income, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned. Servicing fees totaled $80,000 and $76,000 for the years ended December 31, 2021 and 2020, respectively. Late fees and ancillary fees related to loan servicing are not material.

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

Real Estate – Commercial Lending

The Company engages in real estate – commercial lending in its primary market area and surrounding areas. The Company’s real estate – commercial portfolio is secured primarily by residential housing, commercial buildings, raw land and hotels. Generally, real estate – commercial loans have terms that do not exceed 20 years, have loan-to-value ratios of up to 80% of the appraised value of the property and are typically secured by personal guarantees of the borrowers.

As economic conditions deteriorate, the Company reduces its exposure in real estate loans with higher risk characteristics. In underwriting these loans, the Company performs a thorough analysis of the financial condition of the borrower, the borrower’s credit history, and the reliability and predictability of the cash flow generated by the property securing the loan. Appraisals on properties securing real estate – commercial loans originated by the Company are performed by independent appraisers.

Real estate – commercial loans generally present a higher level of risk than certain other types of loans, particularly during slow economic conditions.

Real Estate – Construction Lending

The Company engages in real estate – construction lending in its primary market area and surrounding areas. The Company’s real estate – construction lending consists of commercial and residential site development loans, as well as commercial building construction and residential housing construction loans.

The Company’s commercial real estate – construction loans are generally secured with the subject property, and advances are made in conformity with a pre-determined draw schedule supported by independent inspections. Terms of construction loans depend on the specifics of the project, such as estimated absorption rates, estimated time to complete, etc.

In underwriting commercial real estate – construction loans, the Company performs a thorough analysis of the financial condition of the borrower, the borrower’s credit history, the reliability and predictability of the cash flow generated by the project using feasibility studies, market data, etc. Appraisals on properties securing real estate – commercial loans originated by the Company are performed by independent appraisers.

Real estate – construction loans generally present a higher level of risk than certain other types of loans, particularly during slow economic conditions. The difficulty of estimating total construction costs adds to the risk as well.

Real Estate – Mortgage Lending

The Company’s real estate – mortgage portfolio is comprised of one-to-four family residential mortgages and commercial loans secured by one-to-four family properties. One-to-four family residential mortgage loan originations, including home equity installment and home equity lines of credit loans, are generated by the Company’s marketing efforts, its present customers, walk-in customers and referrals. These loans originate primarily within the Company’s market area or with customers primarily from the market area.

The Company offers fixed-rate and adjustable rate real estate – mortgage loans with terms up to a maximum of 25 years for both permanent structures and those under construction. The Company’s one-to-four family residential mortgage originations are secured primarily by properties located in its primary market area and surrounding areas. Most of the Company’s residential real estate – mortgage loans originate with a loan-to-value of 80% or less. Home equity installment loans are secured by the borrower’s primary residence with a maximum loan-to-value of 80% and a maximum term of 15 years. Home equity lines of credit are secured by the borrower’s primary residence with a maximum loan-to-value of 90% and a maximum term of 20 years.

In underwriting one-to-four family residential real estate – mortgage loans, the Company evaluates the borrower’s ability to make monthly payments, the borrower’s repayment history and the value of the property securing the loan. The ability to repay is determined by the borrower’s employment history, current financial conditions, and credit background. The analysis is based primarily on the customer’s ability to repay and secondarily on the collateral or security. Most properties securing real estate – mortgage loans made by the Company are appraised by independent fee appraisers. The Company generally requires real estate – mortgage loan borrowers to obtain an attorney’s title opinion or title insurance, and fire and property insurance (including flood insurance, if necessary) in an amount not less than the amount of the loan. The Company does not engage in sub-prime residential real estate – mortgage originations.

Residential real estate – mortgage loans and home equity loans generally present a lower level of risk than certain other types of consumer loans because they are secured by the borrower’s primary residence. Risk is increased when the Company is in a subordinate position for the loan collateral.

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

Goodwill and Other Intangibles

Goodwill arises from business combinations and is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interest in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized but tested for impairment at least annually or more frequently if events and circumstances exists that indicate that a goodwill impairment test should be performed. Juniata has selected December 31 as the date to perform the annual impairment test. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our balance sheet.

Other intangible assets consist of core deposit intangible assets arising from whole bank acquisitions and are amortized on an accelerated method over their estimated useful lives.

There were no impairment losses recognized because of periodic impairment testing in the years ended December 31, 2021 and 2020.

Derivatives

At the inception of a derivative contract, the Company designates the derivative as one of three types based on the Company’s intentions and belief as to its likely effectiveness as a hedge. These three types are (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“Fair value hedge”), (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”), or (3) an instrument with no hedging designation (“Stand-alone derivative”). For a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in current earnings as fair values change. For a cash flow hedge, the gain or loss on the derivative is reported in other comprehensive income and is reclassified into earnings in the same periods during which the hedged transaction affects earnings. Change in the fair value of derivatives that do not qualify for hedge accounting are reported currently in earnings, as non-interest income.

Net cash settlements on derivative that qualify for hedge accounting are recorded in interest income or interest expense, based on the item being hedged. Net cash settlements on derivatives that do not qualify for hedge accounting are reported in non-interest income. Cash flows on hedges are classified in the cash flow statement the same as the cash flows of the items being hedged.

The Company formally documents the relationship between derivatives and hedged items, as well as the risk-management objective and the strategy for undertaking hedge transactions at the inception of the hedging relationship. This documentation includes linking fair value of cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative instruments that are used are highly effective in offsetting changes in fair values or cash flows of the hedged items. The Company will discontinue hedge accounting if it determines the derivative is no longer effective in offsetting changes in the fair value or cash flows of the hedged item, the derivative is settled or terminates, a hedged forecasted transaction is no longer probable, a hedged firm commitment is no longer firm, or treatment of the derivative as a hedge is no longer appropriate or intended.

When hedge accounting is discontinued, subsequent changes in fair value of the derivative are recorded as non-interest income. When a fair value hedge is discontinued, the hedged asset or liability is no longer adjusted for changes in fair value, and the existing basis adjustment is amortized or accreted over the remaining life of the asset or liability. When a cash flow hedge is discontinued but the hedged cash flows or forecasted transactions are still expected to occur, gains or losses that were accumulated in other comprehensive income are amortized into earnings over the same periods which the hedged transactions will affect earnings.

The Company is exposed to losses if a counterparty fails to make its payments under a contract in which the Company is in the net receiving position. The Company anticipates that the counterparties will be able to fully satisfy their obligations under the agreements. All the contracts to which the Company is a party settle monthly or quarterly. In addition, the Company obtains collateral above certain thresholds of the fair value of its hedges for each counterparty based upon their credit standing, and the Company has netting agreements with the dealers with which it does business.

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

Juniata has committed to a continuation of life insurance coverage for certain persons post-retirement. The estimated present value of future benefits to be paid was $1,198,000 and $1,146,000 as of December 31, 2021 and 2020, respectively, and is included in other liabilities. Related expenses for 2021 and 2020 were $52,000 and $29,000, respectively.

Investments in Low-income Housing Partnerships

Juniata has invested as a limited partner in two partnerships that provide low-income housing in Lewistown, Pennsylvania. The carrying value of the investment in the limited partnerships was $2,306,000 at December 31, 2021 and $3,105,000 at December 31, 2020. The decline in carrying value in 2021 was the result of amortization since the final remaining draw occurred in 2019.

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

Advertising

The Company follows a policy of charging costs of advertising to expense as incurred. Advertising expenses were $228,000 and $270,000 in 2021 and 2020, respectively, and included in other non-interest expense.

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

New Accounting Standards Adopted in 2021:

None

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

Effective Date: On October 16, 2019, the FASB voted and approved to delay the effective date of this ASU for smaller reporting companies until fiscal years beginning after December 15, 2022. Since the Company is a smaller reporting company, the approved delay by the FASB is applicable. The Company’s senior management expects the allowance for loan and lease losses (“ALLL”) to increase upon adoption given the allowance will be required to cover the full remaining expected life of the portfolio, rather than the incurred loss under current U.S. GAAP. The extent of this increase is still being evaluated and will depend on economic conditions and the composition of the Company’s loan portfolio at the time of adoption. In preparation, the Company has prepared for the implementation when it becomes effective by forming an internal taskforce, gathering pertinent data, participating in training courses, and partnering with a software provider that specializes in ALLL analysis. Management has ascertained that data available is sufficient and is in the process of examining loss drivers, qualitative factors and revision periods for the analysis, and expects to be running parallel analyses by the second quarter of 2022.

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

4. RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is required to maintain cash reserve balances with the Federal Reserve Bank if vault cash is insufficient to cover the reserve requirement. As of December 31, 2021 and 2020, respectively, no reserves were required to be held at the Federal Reserve Bank.

5. SECURITIES

Equity Securities

Equity securities owned by the Company consist of common stock of various financial services providers (“Bank Stocks”). The Company had $1,124,000 and $1,091,000 in equity securities recorded at fair value on the consolidated statements of financial condition as of December 31, 2021 and December 31, 2020, respectively.

During the years ended December 31, 2021 and 2020, the Company recorded a net gain of $151,000 and a net loss of $53,000, respectively, on the consolidated statements of income because of the change in fair value of the Company’s equity securities. The Company redeemed $118,000 in equity securities in 2021.

Debt Securities Available for Sale

The Company’s investment portfolio includes primarily mortgage-backed securities issued by U.S. Government sponsored agencies backed by residential mortgages (approximately 75%), bonds issued by U.S. Government sponsored agencies (approximately 12%), corporate debt securities (approximately 10%) and municipalities (approximately 3%) as of December 31, 2021. Most of the municipal bonds are general obligation bonds with maturities or pre-refunding dates within 5 years.

At December 31, 2021, the Company had holding of securities from two issuers in excess of 10% of stockholders’ equity, other than the U.S. Government and its agencies. Holdings of Federal Farm Credit Bank and Pennsylvania Housing Finance had fair values of $12,379,000 and $7,502,000, respectively, as of December 31, 2021. The Company had holdings of one non-government issuer in excess of 10% of stockholders’ equity on December 31, 2020. Holding of Federal Farm Credit Bank had a fair value of $9,978,000 as of December 31, 2020.

The amortized cost and fair value of debt securities available for sale as of December 31, 2021 and 2020, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the securities may be called or prepaid with or without prepayment penalties.

(Dollars in thousands)	December 31, 2021
			Gross	Gross
	Amortized	Fair	Unrealized	Unrealized
Debt Securities Available for Sale	Cost	Value	Gains	Losses
Type and Maturity
Obligations of U.S. Government sponsored enterprises
After one year but within five years	$6,000	$5,807	$—	$(193)
After five years but within ten years	35,881	34,719	—	(1,162)
	41,881	40,526	—	(1,355)
Obligations of state and political subdivisions
After one year but within five years	3,810	3,937	129	(2)
After five years but within ten years	1,246	1,221	—	(25)
After ten years	4,118	4,062	—	(56)
	9,174	9,220	129	(83)
Corporate debt securities
After one year but within five years	2,000	1,972	—	(28)
After five years but within ten years	32,408	33,024	805	(189)
	34,408	34,996	805	(217)
Mortgage-backed securities	254,762	250,682	812	(4,892)
Total	$340,225	$335,424	$1,746	$(6,547)

(Dollars in thousands)	December 31, 2020
			Gross	Gross
	Amortized	Fair	Unrealized	Unrealized
Debt Securities Available for Sale	Cost	Value	Gains	Losses
Type and Maturity
Obligations of U.S. Government sponsored enterprises
After five years but within ten years	$22,994	$22,949	$7	$(52)
	22,994	22,949	7	(52)
Obligations of state and political subdivisions
Within one year	31	31	—	—
After one year but within five years	4,708	4,767	59	—
After five years but within ten years	3,289	3,484	195	—
	8,028	8,282	254	—
Corporate debt securities
Within one year	1,033	1,039	6	—
After five years but within ten years	10,058	10,484	485	(59)
	11,091	11,523	491	(59)
Mortgage-backed securities	239,793	243,661	3,999	(131)
Total	$281,906	$286,415	$4,751	$(242)

Certain obligations of the U.S. Government and state and political subdivisions are pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law. The carrying value of the pledged assets was $82,656,000 and $74,614,000 at December 31, 2021 and 2020, respectively.

In addition to cash received from the scheduled maturities of securities, some investment securities available for sale are sold at current market values through normal operations. Following is a summary of proceeds received from all investment securities transactions and the resulting realized gains and losses:

(Dollars in thousands)	Year Ended
	December 31,
	2021	2020
Gross proceeds from sales and calls of securities	$43,115	$97,389
Securities available for sale:
Gross realized gains from sold and called securities	$175	$944
Gross realized losses from sold and called securities	(154)	(89)
Net gains from sales and calls of securities	$21	$855

The following table shows gross unrealized losses and fair values of debt securities available for sale, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2021:

	Unrealized Losses at December 31, 2021
	Less Than 12 Months			12 Months or More			Total
(Dollars in thousands)	Number			Number			Number
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Obligations of U.S. Government sponsored enterprises	5	$22,130	$(752)	3	$18,396	$(603)	8	$40,526	$(1,355)
Obligations of state and political subdivisions	7	5,781	(83)	—	—	—	7	5,781	(83)
Corporate debt securities	6	10,144	(217)	—	—	—	6	10,144	(217)
Mortgage-backed securities	36	182,328	(3,504)	5	26,443	(1,388)	41	208,771	(4,892)
Total temporarily impaired securities	54	$220,383	$(4,556)	8	$44,839	$(1,991)	62	$265,222	$(6,547)

At December 31, 2021, eight U.S. Government and agency securities, seven obligations of state and political subdivisions, six corporate debt securities and 41 mortgage-backed securities had unrealized losses. Three U.S. Government and agency securities and five mortgage-backed securities were in a continuous loss position for 12 months or more.

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

The following table shows gross unrealized losses and fair values of securities available for sale, aggregated by category and length of time that individual securities had been in a continuous unrealized loss position, at December 31, 2020:

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

6. LOANS AND RELATED ALLOWANCE FOR LOAN LOSSES

Loan Portfolio Classification

The following table presents the loan portfolio by class at December 31, 2021 and 2020.

(Dollars in thousands)
	December 31, 2021	December 31, 2020
Commercial, financial and agricultural	$62,639	$73,057
Real estate - commercial	159,806	122,698
Real estate - construction	43,281	61,051
Real estate - mortgage	131,754	141,438
Obligations of states and political subdivisions	16,323	18,550
Personal	4,500	5,867
Total	$418,303	$422,661

The Company participated in the PPP and funded 508 PPP loans totaling $32,064,000 in 2020 and 362 second round PPP loans totaling $18,931,000 in 2021. As of December 31, 2021, 194 PPP loans totaling $10,132,000 were outstanding with related unamortized net fees of $485,000. As of December 31, 2020, 461 PPP loans totaling $28,715,000 were outstanding with related unamortized net fees of $475,000. All the Company’s PPP loans are part of the commercial, financial and agricultural loan portfolio.

The following tables summarize loans and the activity in the allowance for loan losses by loan class, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of and for the years ended December 31, 2021 and 2020:

(Dollars in thousands)				Obligations
	Commercial,			of states
	financial and	Real estate-	Real estate-	and political	Real estate-
	agricultural	commercial	construction	subdivisions	mortgage	Personal	Total
Year Ended
December 31, 2021
Balance, beginning of period	$302	$908	$1,586	$28	$1,200	$70	$4,094
Provision for loan losses	(58)	76	(788)	17	8	(24)	(769)
Charge-offs	—	—	—	—	—	(17)	(17)
Recoveries	7	36	86	—	61	10	200
Balance, end of period	$251	$1,020	$884	$45	$1,269	$39	$3,508
December 31, 2020
Balance, beginning of period	$321	$754	$718	$17	$1,081	$70	$2,961
Provision for loan losses	(13)	152	442	11	96	33	721
Charge-offs	(7)	—	—	—	(7)	(42)	(56)
Recoveries	1	2	426	—	30	9	468
Balance, end of period	$302	$908	$1,586	$28	$1,200	$70	$4,094

(Dollars in thousands)				Obligations
	Commercial,			of states
	financial and	Real estate-	Real estate-	and political	Real estate-
	agricultural	commercial	construction	subdivisions	mortgage	Personal	Total
December 31, 2021
Loans allocated by:
Individually evaluated for impairment	$—	$5,262	$—	$—	$437	$—	$5,699
Acquired with credit deterioration	—	357	—	—	481	—	838
Collectively evaluated for impairment	62,639	154,187	43,281	16,323	130,836	4,500	411,766
	$62,639	$159,806	$43,281	$16,323	$131,754	$4,500	$418,303
Allowance for loan losses allocated by:
Individually evaluated for impairment	$—	$—	$—	$—	$2	$—	$2
Acquired with credit deterioration	—	—	—	—	—	—	—
Collectively evaluated for impairment	251	1,020	884	45	1,267	39	3,506
	$251	$1,020	$884	$45	$1,269	$39	$3,508

December 31, 2020
Loans allocated by:
Individually evaluated for impairment	$—	$3,483	$—	$—	$744	$—	$4,227
Acquired with credit deterioration	—	339	—	—	623	—	962
Collectively evaluated for impairment	73,057	118,876	61,051	18,550	140,071	5,867	417,472
	$73,057	$122,698	$61,051	$18,550	$141,438	$5,867	$422,661
Allowance for loan losses allocated by:
Individually evaluated for impairment	$—	$—	$—	$—	$2	$—	$2
Acquired with credit deterioration	—	—	—	—	—	—	—
Collectively evaluated for impairment	302	908	1,586	28	1,198	70	4,092
	$302	$908	$1,586	$28	$1,200	$70	$4,094

The following tables summarize information regarding impaired loans by portfolio class as of December 31, 2021 and December 31, 2020:

(Dollars in thousands)	As of December 31, 2021			As of December 31, 2020
	Recorded	Unpaid Principal	Related	Recorded	Unpaid Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
Impaired loans
With no related allowance recorded:
Real estate - commercial	$5,262	$5,720	$—	$3,483	$3,580	$—
Acquired with credit deterioration	357	366	—	339	386	—
Real estate – construction	—	649	—	—	894	—
Real estate - mortgage	368	1,054	—	666	1,396	—
Acquired with credit deterioration	481	660	—	623	801	—
With an allowance recorded:
Real estate - mortgage	$69	$68	$2	$78	$77	$2
Total:
Real estate - commercial	$5,262	$5,720	$—	$3,483	$3,580	$—
Acquired with credit deterioration	357	366	—	339	386	—
Real estate - construction	—	649	—	—	894	—
Real estate – mortgage	437	1,122	2	744	1,473	2
Acquired with credit deterioration	481	660	—	623	801	—
	$6,537	$8,517	$2	$5,189	$7,134	$2

(Dollars in thousands)	Year Ended December 31, 2021			Year Ended December 31, 2020
	Average	Interest	Cash Basis	Average	Interest	Cash Basis
	Recorded	Income	Interest	Recorded	Income	Interest
	Investment	Recognized	Income	Investment	Recognized	Income
Impaired Loans
With no related allowance recorded:
Commercial, financial and agricultural	$—	$—	$—	$234	$—	$—
Real estate - commercial	4,168	223	—	2,291	20	38
Acquired with credit deterioration	349	—	—	352	—	—
Real estate - mortgage	477	13	40	860	16	44
Acquired with credit deterioration	588	—	—	660	—	—
Personal	—	—	—	2	—	—
With an allowance recorded:
Real estate - mortgage	$72	$—	$—	$98	$—	$—
Total:
Commercial, financial and agricultural	$—	$—	$—	$234	$—	$—
Real estate - commercial	4,168	223	—	2,291	20	38
Acquired with credit deterioration	349	—	—	352	—	—
Real estate - mortgage	549	13	40	958	16	44
Acquired with credit deterioration	588	—	—	660	—	—
Personal	—	—	—	2	—	—
	$5,654	$236	$40	$4,497	$36	$82

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality. For purposes of this disclosure, the unpaid principal balance is not reduced for partial charge-offs.

The following table presents non-accrual loans by classes of the loan portfolio as of December 31, 2021 and December 31, 2020:

(Dollars in thousands)
	December 31, 2021	December 31, 2020
Non-accrual loans:
Real estate - commercial	$—	$41
Real estate - mortgage	141	381
Total	$141	$422

Interest income not recorded based on the original contractual terms of the loans for non-accrual loans was $49,000 and $97,000 in 2021 and 2020, respectively. The decline in unrecorded interest income on non-accrual loans in 2021 compared to 2020 was due to the payoff of several non-accrual loans during the year ended December 31, 2021. Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process at December 30, 2021 and December 31, 2020 totaled $85,000 and $152,000, respectively.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of December 31, 2021 and December 31, 2020:

							Loans
							Past Due
							Greater
(Dollars in thousands)				Greater			than 89
		30‑59 Days	60‑89 Days	than 89	Total Past		Days and
	Current	Past Due(2)	Past Due	Days	Due	Total Loans	Accruing(1)
As of December 31, 2021
Commercial, financial and agricultural	$62,628	$11	$—	$—	$11	$62,639	$—
Real estate - commercial	159,396	53	—	—	53	159,449	—
Real estate - construction	43,281	—	—	—	—	43,281	—
Real estate - mortgage	130,242	440	488	103	1,031	131,273	85
Obligations of states and political subdivisions	16,323	—	—	—	—	16,323	—
Personal	4,492	8	—	—	8	4,500	—
Subtotal	416,362	512	488	103	1,103	417,465	85
Loans acquired with credit deterioration
Real estate - commercial	357	—	—	—	—	357	—
Real estate - mortgage	481	—	—	—	—	481	—
Subtotal	838	—	—	—	—	838	—
	$417,200	$512	$488	$103	$1,103	$418,303	$85

							Loans
							Past Due
							Greater
(Dollars in thousands)				Greater			than 89
		30‑59 Days	60‑89 Days	than 89	Total Past		Days and
	Current	Past Due(2)	Past Due	Days	Due	Total Loans	Accruing(1)
As of December 31, 2020
Commercial, financial and agricultural	$73,028	$7	$—	$22	$29	$73,057	$22
Real estate - commercial	122,318	—	—	41	41	122,359	—
Real estate - construction	61,051	—	—	—	—	61,051	—
Real estate - mortgage	139,842	351	453	169	973	140,815	—
Obligations of states and political subdivisions	18,550	—	—	—	—	18,550	—
Personal	5,853	—	14	—	14	5,867	—
Subtotal	420,642	358	467	232	1,057	421,699	22
Loans acquired with credit deterioration
Real estate - commercial	293	—	46	—	46	339	—
Real estate - mortgage	481	50	—	92	142	623	92
Subtotal	774	50	46	92	188	962	92
	$421,416	$408	$513	$324	$1,245	$422,661	$114
(1)	These loans are guaranteed, or well secured, and there is an effective means of collection in process.
(2)	Loans are considered past due when the borrower is in arrears on two or more monthly payments.

Troubled Debt Restructurings

As of December 31, 2021 and 2020, the Company had a recorded investment in troubled debt restructurings of $5,555,000 and $3,802,000, respectively. There were no specific reserves for those loans on December 31, 2021 and 2020. There were also no commitments to lend additional amounts to these customers as of December 31, 2021 and 2020.

The modification of the terms of the real estate - commercial loans that occurred during the years ended December 31, 2021 and December 31, 2020 consisted of declines in the stated rate of interest below the current market rate.

As of December 31, 2021, there were no restructured loans in default with respect to the restructured terms. There were no defaults of troubled debt restructurings within 12 months of restructure during 2021 or 2020.

The following tables summarize loans whose terms were modified, resulting in troubled debt restructurings during 2021 and 2020.

(Dollars in thousands)		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding
	Contracts	Recorded Investment	Recorded Investment	Recorded Investment
Year ended December 31, 2021
Accruing troubled debt restructurings:
Real estate - commercial	1	$2,254	$2,254	$1,841
	1	$2,254	$2,254	$1,841

The troubled debt restructuring described above had no specific allowance for loan losses and resulted in no charge-offs during the year ending December 31, 2021.

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

The Company worked with borrowers impacted by COVID-19 and provided short-term modifications to include interest and/or principal payment deferrals in 2020 and the beginning of 2021. These modifications were excluded from troubled debt restructuring classification under Section 4013 of the CARES Act or under applicable interagency guidance of the federal banking regulators. As of December 31, 2021, all loans previously placed on deferral under the under Section 4013 or interagency guidance had returned to contractual debt service.

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

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of December 31, 2021 and December 31, 2020. The decrease in the special mention category at December 31, 2021 compared to December 31, 2020 was predominantly the result of upgrading participated hospitality and recreational facility relationships from special mention to pass in 2021 due to their continued performance during the pandemic.

(Dollars in thousands)		Special
As of December 31, 2021	Pass	Mention	Substandard	Doubtful	Total
Commercial, financial and agricultural	$61,372	$577	$690	$—	$62,639
Real estate - commercial	137,684	16,429	5,693	—	159,806
Real estate - construction	42,394	—	887	—	43,281
Real estate - mortgage	130,584	252	918	—	131,754
Obligations of states and political subdivisions	16,323	—	—	—	16,323
Personal	4,500	—	—	—	4,500
Total	$392,857	$17,258	$8,188	$—	$418,303

(Dollars in thousands)		Special
As of December 31, 2020	Pass	Mention	Substandard	Doubtful	Total
Commercial, financial and agricultural	$71,983	$495	$579	$—	$73,057
Real estate - commercial	99,828	15,198	7,631	41	122,698
Real estate - construction	36,332	24,644	75	—	61,051
Real estate - mortgage	139,787	289	1,317	45	141,438
Obligations of states and political subdivisions	18,550	—	—	—	18,550
Personal	5,867	—	—	—	5,867
Total	$372,347	$40,626	$9,602	$86	$422,661

7. BANK OWNED LIFE INSURANCE AND ANNUITIES

The Company holds bank-owned life insurance (“BOLI”) and deferred annuities with a combined cash value of $16,852,000 and $16,568,000 at December 31, 2021 and 2020, respectively. As annuitants retire, the deferred annuities may be converted to payout annuities to create payment streams that match certain post-retirement liabilities. The net increase in cash surrender value on the BOLI and annuities was $284,000 and $302,000 in 2021 and 2020, respectively; the net change resulting from premium payments and earnings recorded as non-interest income. The contracts are owned by the Bank in various insurance companies. The crediting rate on the policies varies annually based on the insurance companies’ investment portfolio returns in their general fund and market conditions. Changes in cash value of BOLI and annuities in 2021 and 2020 are shown below:

(Dollars in thousands)	Life	Deferred
	Insurance	Annuities	Total
Balance as of January 1, 2020	$15,741	$525	$16,266
Earnings	243	20	263
Premiums on existing policies	26	13	39
Balance as of December 31, 2020	16,010	558	16,568
Earnings	225	21	246
Premiums on existing policies	26	12	38
Balance as of December 31, 2021	$16,261	$591	$16,852

8. PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

(Dollars in thousands)	December 31,
	2021	2020
Land	$294	$294
Buildings and improvements	13,486	13,351
Furniture, computer software and equipment	6,940	6,836
	20,720	20,481
Less: accumulated depreciation	(12,349)	(11,673)
	$8,371	$8,808

Depreciation expense on premises and equipment charged to operations was $712,000 in 2021 and $806,000 in 2020.

The Company had no premises and equipment subject to lease agreements in which it acts as the lessor.

9. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

On September 8, 2006, the Company acquired a branch office in Richfield, PA. Goodwill associated with this transaction is carried at $2,046,000. On November 30, 2015, the Company acquired FNBPA and carries goodwill of $3,402,000 relating to the acquisition. On April 30, 2018, Juniata completed the acquisition of the remaining stock of LCB and, as a result, recorded goodwill of $3,599,000. Total goodwill at both December 31, 2021 and December 31, 2020 was $9,047,000.

Intangible Assets

On November 30, 2015, a core deposit intangible in the amount of $303,000 associated with the FNBPA acquisition was recorded. On April 30, 2018, a core deposit intangible of $289,000 associated with the LCB acquisition was recorded. Both core deposit intangibles are being amortized over a ten-year period using a sum of the years’ digits basis.

The following table shows the amortization schedule for each of the intangible assets recorded.

(Dollars in thousands)	FNBPA	LCB
	Acquisition	Acquisition
	Core	Core
	Deposit	Deposit
	Intangible	Intangible
Beginning Balance at Acquisition Date	$303	$289
Amortization expense recorded prior to December 31, 2019	190	84
Amortization expense recorded in Years ended:
December 31, 2020	33	44
December 31, 2021	27	39
Unamortized balance as of December 31, 2021	$53	$122

Scheduled Amortization expense for years ended:
December 31, 2022	$22	$33
December 31, 2023	16	28
December 31, 2024	10	23
December 31, 2025	5	17
December 31, 2026	—	12
Thereafter	—	9

10. DEPOSITS

The aggregate amount of demand deposit overdrafts that were reclassified as loans was $31,000 at December 31, 2021, compared to $50,000 at December 31, 2020.

Deposits consist of the following:

(Dollars in thousands)	December 31,
	2021	2020
Demand, non-interest bearing	$182,022	$168,115
Interest bearing demand and money market	240,974	176,469
Savings	142,187	123,572
Time deposits, $250,000 or more	13,547	13,475
Other time deposits	129,717	141,235
	$708,447	$622,866

Included in interest bearing demand and money markets as of December 31, 2021 was $30,003,000 in brokered demand deposits, while there were no brokered deposits as of December 31, 2020.

The aggregate amount of scheduled maturities of time deposits as of December 31, 2021 include the following:

(Dollars in thousands)	Time Deposits
Maturing in:	$250,000 or more	Other	Total Time Deposits
2022	$9,135	$54,078	$63,213
2023	1,599	33,460	35,059
2024	920	11,846	12,766
2025	1,030	10,832	11,862
2026	—	14,571	14,571
Later	863	4,930	5,793
	$13,547	$129,717	$143,264

11. BORROWINGS

Short term borrowings, and the related maximum amounts outstanding at the end of any month in the years ended December 31, 2021 and 2020, are presented below.

(Dollars in thousands)			Maximum Outstanding at
	Years Ended December 31,		Any Month End
	2021	2020	2021	2020
Repurchase agreements	$4,227	$4,750	$4,804	$4,889
Short-term borrowings with FHLB:
Overnight advances	—	—	9,000	—
3-month advances	—	20,000	20,000	20,000
	$4,227	$24,750	$33,804	$24,889

The following table presents supplemental information related to short-term borrowings.

(Dollars in thousands)	Securities sold under
	agreements to repurchase		Short-term borrowings
	2021	2020	2021	2020
Amount outstanding as of December 31	$4,227	$4,750	$—	$20,000
Weighted average interest rate as of December 31	0.10%	0.14%	—%	0.31%
Average amount outstanding during the year	4,249	4,033	6,741	14,521
Weighted average interest rate during the year	0.10%	0.17%	0.38%	0.42%

The Bank has repurchase agreements with some of its depositors, under which customers’ funds are invested daily into an interest bearing account. These funds are carried by the Company as short-term debt. It is the Company’s policy to completely collateralize repurchase agreements with U.S. Government securities. As of December 31, 2021, the securities that serve as collateral for securities sold under agreements to repurchase had a fair value of $7,249,000. The interest rate paid on these funds is variable and subject to change daily.

The Company participated in the Federal Reserve Bank’s Paycheck Protection Program Liquidity Facility (“PPPLF”) in 2020 and received $31,298,000 in advances. The advances were collateralized by PPP loans granted by the Company. The maturity date of the PPPLF advances equaled the maturity date of the underlying PPP loans pledged to secure the extension of credit. The maturity date of the PPPLF’s extension of credit was accelerated to the extent of any loan forgiveness reimbursement received by the Company from the SBA. The interest rate on the advances was fixed at 0.35%. As of December 31, 2021, there were no outstanding PPPLF advances as the Company repaid the remaining amount in the first quarter of 2021. As of December 31, 2020, $27,955,000 PPPLF advances were outstanding.

Long-term debt is comprised only of FHLB advances with an original maturity of one year or more. Outstanding balances were $20,000,000 as of December 31, 2021 and $35,000,000 as of December 31, 2020.

The following table summarizes the scheduled maturities of long-term debt as of December 31, 2021.

(Dollars in thousands)	Scheduled	Weighted Average
Year	Maturities	Interest Rate
2022	$—	—%
2023	—	—
2024	15,000	2.29
2025	5,000	2.41
2026	—	—
Thereafter	—	—
	$20,000	2.32%

The Bank must maintain sufficient qualifying collateral with the FHLB to secure borrowings. Therefore, a Master Collateral Agreement has been entered into which pledges all mortgage related assets as collateral for future borrowings.

Mortgage related assets could include loans or investment securities. As of December 31, 2021, the amount of loans included in qualifying collateral was $253,763,000. As of December 31, 2020, the amount of loans included in qualifying collateral was $229,357,000. No investment securities were included in qualifying collateral as of December 31, 2021 or 2020.

The Bank’s maximum borrowing capacity with the FHLB was $182,573,000, with a balance of $20,724,000 outstanding as of December 31, 2021. The Bank’s maximum borrowing capacity with the FHLB was $166,178,000, with a balance of $55,830,000 outstanding as of December 31, 2020. To borrow additional amounts, the FHLB would require the Bank to purchase additional FHLB Stock. The FHLB is a source of both short-term and long-term funding. The Bank must maintain sufficient qualifying collateral to secure all outstanding advances. Qualifying collateral is defined by the FHLB and includes outstanding balances of the Company’s real estate loans, excluding loans with certain risk mitigants, including delinquencies and loans made to insiders, borrowers with low credit scores or loans with high loan-to-value ratios.

12. OPERATING LEASE OBLIGATIONS

The Company has four operating leases, of which one is with a related party. The leases are comprised of real estate property for branch and office space with terms extending through 2029. As of December 31, 2021, the Company had operating lease ROU assets totaling $293,000 included in other assets and operating lease liabilities totaling $299,000 included in other liabilities.

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

As of December 31, 2021, the weighted-average remaining operating lease term was 7.0 years, and the weighted-average discount rate was 5.47%.

The Company elected, for the real estate class of underlying assets which is currently its only class, not to separate lease and non-lease components and to account for them as a single lease component. The Company has one operating lease agreement containing a monthly ATM surcharge, which is combined with the property rental payment because of electing the practical expedient. The Company’s total operating lease cost for the years ended December 31, 2021 and 2020 was $119,000 and $116,000, respectively. During the years ended December 31, 2021 and 2020, total operating lease payments made to a related party totaled $24,000.

The future minimum payments for operating leases with initial or remaining terms of one year or more as of December 31, 2021 were as follows:

(Dollars in thousands)
Years ending December 31,	Lease Obligation
2022	$63
2023	46
2024	47
2025	47
2026	48
2027 and beyond	111
Total Future Minimum Lease Payments	362
Amounts Representing Interest	(63)
Present Value of Net Future Minimum Lease Payments (Lease Liability)	$299

13. INCOME TAXES

The components of income tax (benefit) expense for the two years ended December 31 were:

(Dollars in thousands)	Years Ended December 31,
	2021	2020
Current tax expense	$235	$105
Deferred tax expense (benefit)	49	(155)
Total tax provision (benefit)	$284	$(50)

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

The total tax provision during the year ended December 31, 2021 was $284,000 compared to a total tax benefit of $50,000 during the year ended December 31, 2020. In 2020, the Company was able to take advantage of a provision in the CARES Act allowing the carryback of net operating losses (“NOLs”) from a prior period. Prior to the enactment of the CARES Act, Juniata had been carrying a deferred tax asset for an NOL that arose from a previous bank acquisition, which qualified for the new carryback rules and was able to be carried back to years in which the statutory tax rate was 34%, as opposed to the current 21%. The reversal of a portion of the deferred tax asset carried for this NOL, at an amount in excess of its carrying amount, was recorded as a $57,000 credit to income tax expense during 2020.

Deductible temporary differences and taxable temporary differences gave rise to a net deferred tax asset for the Company as of December 31, 2021 and a net deferred tax liability as of December 31, 2020. The components are detailed below:

A reconciliation of the statutory income tax (benefit) expense computed at 21% to the income tax expense included in the consolidated statements of income follows:

(Dollars in thousands)	Years Ended December 31,
	2021	2020
Income before income taxes	$6,888	$5,552
Statutory tax rate	21%	21%
Federal tax at statutory rate	1,447	1,166
Tax-exempt interest	(208)	(205)
Net earnings on BOLI	(36)	(45)
Stock-based compensation	(2)	(4)
Federal tax credits	(902)	(902)
CARES Act Loss Carryback	—	(57)
Other permanent differences	(15)	(3)
Total tax provision (benefit)	$284	$(50)
Effective tax rate	4.1%	(0.9)%

Deductible temporary differences and taxable temporary differences gave rise to a net deferred tax asset for the Company as of December 31, 2021 and a net deferred tax liability as of December 31, 2020. The components are detailed below:

(Dollars in thousands)	Years Ended December 31,
	2021	2020
Deferred Tax Assets:
Allowance for loan losses	$741	$887
Deferred directors’ compensation	329	333
Employee and director benefits	264	279
Stock-based compensation	59	50
Investment in low income housing project	397	299
Fair value adjustments to acquired assets and liabilities	172	220
Tax credit carryforward	235	173
Lease liability	63	82
Unrealized loss on debt securities available for sale	1,008	—
Unrealized loss on derivatives	—	12
Total deferred tax assets	3,268	2,335

Deferred Tax Liabilities:
Depreciation	(165)	(227)
Right of use asset	(62)	(80)
Loan origination fees and costs	(505)	(463)
Prepaid expenses	(20)	(20)
Unrealized gains on debt securities available for sale	—	(947)
Unrealized gain from securities impairment	(58)	(44)
Unrealized gain on derivatives	(114)	—
Annuity earnings	(68)	(64)
Fair value of mortgage servicing rights	(25)	(33)
Intangible assets	(37)	(47)
Goodwill	(429)	(411)
Other	(42)	(53)
Total deferred tax liabilities	(1,525)	(2,389)
Net deferred tax (liability) asset included in (other liabilities) other assets	$1,743	$(54)

The Company has concluded that the deferred tax assets are realizable (on a more likely than not basis) through the combination of future reversals of existing taxable temporary differences, certain tax planning strategies and expected future taxable income.

It is the Company’s policy to recognize interest and penalties on unrecognized tax benefits in income tax expense in the Consolidated Statements of Income. No significant income tax uncertainties were identified because of the Company’s evaluation of its income tax position. Therefore, the Company recognized no adjustment for unrecognized income tax benefits for the years ended December 31, 2021 and 2020. The Company is no longer subject to examination by taxing authorities for years before 2018. Tax years 2018 through the present, with limited exception, remain open to examination.

14. STOCKHOLDERS’ EQUITY AND REGULATORY MATTERS

The Company is authorized to issue shares of preferred stock with no par value. The Board has the ability to fix the voting, dividend, redemption and other rights of the preferred stock, which can be issued in one or more series. No shares of preferred stock have been issued.

The Company has a dividend reinvestment and stock purchase plan. Under this plan, additional shares of Juniata Valley Financial Corp. stock may be purchased by shareholders at the prevailing market prices through reinvested dividends and voluntary cash payments, within limits. To the extent that shares are not available in the open market, the Company has reserved common stock to be issued under the plan. Any adjustment in capitalization of the Company will result in a proportionate adjustment to the reserved shares for this plan. At December 31, 2021, 141,887 shares were available for issuance under the Dividend Reinvestment Plan. No shares were issued under this plan in 2021 or 2020.

The Company periodically repurchases shares of its common stock under a share repurchase program approved by the Board of Directors. In November of 2021, the Board of Directors authorized the repurchase of an additional 200,000 shares of its common stock through its share repurchase program. The program will remain authorized until all approved shares are repurchased, unless terminated by the Board of Directors. Repurchases have typically been through open market transactions and have complied with all regulatory restrictions on the timing and amount of such repurchases. Shares repurchased have been added to treasury stock and accounted for at cost. These shares may be reissued for stock option exercises, stock awards, employee stock purchase plan purchases, to fulfill dividend reinvestment program needs and to supply shares needed for exchange in an acquisition. During 2021 and 2020, 50,482 and 87,712 shares, respectively, were repurchased in conjunction with this program. In 2021 and 2020, 200 and 565 issued shares, respectively, were transferred to treasury due to forfeitures of restricted stock awards. Remaining shares authorized to be repurchased in the program were 209,307 as of December 31, 2021.

Regulatory Capital

The Bank is subject to risk-based capital standards by which banks are evaluated in terms of capital adequacy. These regulatory capital requirements are administered by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital and classification are also subject to qualitative judgments by the regulators. Management believes that, as of December 31, 2021, the Bank meets all capital adequacy requirements to which it is subject.

Prompt corrective action regulations provide five classifications: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2021 and 2020, the most recent regulatory notifications categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

In 2019, the federal banking agencies jointly issued a final rule that provides for an optional, simplified measure of capital adequacy, the community bank leverage ratio framework (“CBLR framework”), for qualifying community banking organizations, consistent with Section 201 of the Economic Growth Act. The final rule became effective on January 1, 2020 and by the Bank elected to apply it in 2020. In April 2020, the federal banking agencies issued an interim final rule that makes temporary change to the CBLR framework, pursuant to Section 4012 of the CARES Act, and a second interim final rule that provides a graduated increase in the community bank leverage ratio requirement after the expiration of the temporary changes implemented pursuant to Section 4012 of the CARES Act.

The community bank leverage ratio removes the requirement for qualifying banking organizations to calculate and report risk-based capital, and only requires a minimum Tier 1 to average assets (“leverage”) ratio. Qualifying banking organizations that elect to use the CBLR framework and that maintain a leverage ratio of greater than required minimums will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the agencies’ capital rules (generally applicable rule) and, if applicable, will be considered to have met the well-capitalized ratio requirements for purposes of section 38 of the Federal Deposit Insurance Act. Under the interim final rules, the community bank leverage ratio minimum requirement is 8.0% as of December 31, 2020, 8.5% for calendar year 2021, and 9.0% for calendar year 2022 and beyond. The interim rule allows for a two-quarter grace period to correct a ratio that falls below the required amount, provided the Bank maintains a leverage ratio of 7.0% as of December 31, 2020, 7.5% for calendar year 2021, and 8.0% for calendar year 2022 and beyond.

Under the final rule, an eligible banking organization can opt out of the CBLR framework and revert back to the risk-weighting framework without restriction. As of December 31, 2021, the Bank was a qualifying community banking organization as defined by the federal banking agencies but elected to revert back to the risk-weighting framework under the Basel III capital requirements at year-end 2021.

In addition, a capital conservation buffer of 2.50% is applicable to all capital ratios except for the Tier 1 Leverage ratio. The capital conservation buffer is equal to the lowest value of the three applicable capital ratios less the regulatory minimum (“adequately capitalized”) for each respective capital measurement. The Bank’s capital conservation buffer at December 31, 2021 was 2.50% and is included in the capital adequacy ratios in the table below. Compliance with the capital conservation buffer is required to avoid limitations on certain capital distributions, especially dividends.

Actual and required capital amounts and ratios as of December 31, 2021, are presented below.

					Minimum
					Regulatory
					Requirements
					to be Well
					Capitalized
			Minimum Requirement		under Prompt
			for Capital		Corrective Action
The Juniata Valley Bank	Actual		Adequacy Purposes		Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2021:
Total Capital (to Risk Weighted Assets)	$68,382	13.16%	$54,580	10.50%	$51,981	10.00%
Tier 1 Capital (to Risk Weighted Assets)	64,874	12.48%	44,184	8.50%	41,585	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	64,874	12.48%	36,387	7.00%	33,788	6.50%
Tier 1 Capital (to Average Assets) Leverage	64,874	7.98%	32,502	4.00%	40,627	5.00%

Actual and required capital amounts and ratios under the CBLR Framework as of December 31, 2020, are presented below.

			To Be Well
			Capitalized Under
			Prompt Corrective
			Action Regulations
(Dollars in thousands)	Actual		(CBLR Framework)
The Juniata Valley Bank	Amount	Ratio	Amount	Ratio
As of December 31, 2020:
Tier 1 Capital to Average Total Assets	$63,074	8.51%	$59,284	8.00%

Certain regulatory restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. As of December 31, 2021, $37,324,000 of undistributed earnings of the Bank, included in the consolidated stockholders’ equity, was available for distribution to the Company as dividends without prior regulatory approval, subject to the regulatory capital requirements above.

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

(Amounts in thousands, except earnings per share data)	Year ended December 31,
	2021	2020
Net income	$6,604	$5,602
Weighted-average common shares outstanding	5,004	5,074
Basic earnings per share	1.32	1.10

Weighted-average common shares outstanding	$5,004	$5,074
Common stock equivalents due to effect of stock options	9	6
Total weighted-average common shares and equivalents	$5,013	$5,080
Diluted earnings per share	1.32	1.10
Anti-dilutive stock options outstanding	—	1

16. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following tables show changes in accumulated other comprehensive income by component, net of tax, for the years ending December 31, 2021 and 2020:

(Dollars in thousands)
December 31, 2021	Gains and (Losses) on Cash Flow Hedges	Unrealized Gains and (Losses) on Available for Sale Securities	Total
Beginning balance, December 31, 2020	$(45)	$3,563	$3,518
Current period other comprehensive income (loss):
Other comprehensive income (loss) before reclassification	425	(7,338)	(6,913)
Amounts reclassified from accumulated other comprehensive income (loss)	47	(17)	30
Net current period other comprehensive income (loss)	472	(7,355)	(6,883)
Ending balance, December 31, 2021	$427	$(3,792)	$(3,365)

(Dollars in thousands)
December 31, 2020	Gains and (Losses) on Cash Flow Hedges	Unrealized Gains and (Losses) on Available for Sale Securities	Total
Beginning balance, December 31, 2019	$—	$516	$516
Current period other comprehensive income (loss):
Other comprehensive income (loss) before reclassification	(38)	3,727	3,689
Amounts reclassified from accumulated other comprehensive loss	(7)	(675)	(682)
Net current period other comprehensive income (loss)	(45)	3,052	3,007
Reclassification for ASU 2018-02	—	(5)	(5)
Ending balance, December 31, 2020	$(45)	$3,563	$3,518

The following table shows significant amounts reclassified out of each component of accumulated other comprehensive income for the year ending December 31, 2021:

(Dollars in thousands)
Details About Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Consolidated Statements of Income
Unrealized gains and losses on available for sale securities
Realized gains on securities available for sale	$21	Gain (loss) on sales and calls of securities
Total before tax	21
Tax effect	(4)	Income tax (provision) benefit
Net of tax	17
Unrealized gains and losses on cash flow hedges
Realized losses on cash flow hedges	$(60)	Short-term borrowings and repurchase agreements
Total before tax	(60)
Tax effect	13	Income tax (provision) benefit
Net of tax	(47)
Total reclassifications for the period, net of tax	$(30)

The following table shows significant amounts reclassified out of each component of accumulated other comprehensive loss for the year ending December 31, 2020:

(Dollars in thousands)
Details About Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Consolidated Statements of Income
Unrealized gains and losses on available for sale securities
Realized gains on securities available for sale	$855	Gain (loss) on sales and calls of securities
Total before tax	855
Tax effect	(180)	Income tax (provision) benefit
Net of tax	675
Unrealized gains and losses on cash flow hedges
Realized gains on cash flow hedges	9	Short-term borrowings and repurchase agreements
Total before tax	9
Tax effect	(2)	Income tax (provision) benefit
Net of tax	7
Total reclassifications for the period, net of tax	$682

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

The following tables summarize financial assets and financial liabilities measured at fair value as of December 31, 2021 and December 31, 2020, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	(Level 1)	(Level 2)	(Level 3)
	Quoted Prices in	Significant	Significant
(Dollars in thousands)	Active Markets	Other	Other
	for Identical	Observable	Unobservable
December 31, 2021	Assets	Inputs	Inputs	Total
Assets measured at fair value on a recurring basis:
Debt securities available for sale:
Obligations of U.S. Government agencies and corporations	$—	$40,526	$—	$40,526
Obligations of state and political subdivisions	—	9,220	—	9,220
Corporate debt securities	—	30,476	4,520	34,996
Mortgage-backed securities	—	250,682	—	250,682
Total debt securities available for sale	$—	$330,904	$4,520	$335,424
Equity securities	$1,124	$—	$—	$1,124
Mortgage servicing rights	$—	$—	$120	$120
Interest rate swaps	$—	$541	$—	$541

	(Level 1)	(Level 2)	(Level 3)
	Quoted Prices in	Significant	Significant
(Dollars in thousands)	Active Markets	Other	Other
	for Identical	Observable	Unobservable
December 31, 2020	Assets	Inputs	Inputs	Total
Assets measured at fair value on a recurring basis:
Debt securities available for sale:
Obligations of U.S. Government agencies and corporations	$—	$22,949	$—	$22,949
Obligations of state and political subdivisions	—	8,282	—	8,282
Corporate debt securities	—	9,523	2,000	11,523
Mortgage-backed securities	—	243,661	—	243,661
Total debt securities available for sale	$—	$284,415	$2,000	$286,415
Equity securities	$1,091	$—	$—	$1,091
Mortgage servicing rights	$—	$—	$158	$158
Liabilities measured at fair value on a recurring basis:
Interest rate swaps	$—	$57	$—	$57

Assets measured at fair value on a non-recurring basis:
Impaired loans	$—	$—	$84	$84

The table below presents a reconciliation of the beginning and ending balances of investment securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2021 and 2020.

	Year Ended
(Dollars in thousands)	December 31,
	2021	2020
Investment Securities:
Beginning balance	$2,000	$—
Total gains (loss) included in OCI	20	—
Purchases	2,500	2,000
Principal payments and other	—	—
Sales	—	—
Balance, end of period	$4,520	$2,000

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

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

	Financial Instruments
(Dollars in thousands)	December 31, 2021		December 31, 2020
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and due from banks	$12,928	$12,928	$11,868	$11,868
Interest bearing deposits with banks	598	598	19,753	19,753
Interest bearing time deposits with banks	735	735	735	735
Securities	336,548	336,548	287,506	287,506
Restricted investment in bank stock	2,116	N/A	3,423	N/A
Loans, net of allowance for loan losses	414,795	414,984	418,567	424,791
Interest rate swaps	541	541	—	—
Accrued interest receivable	1,814	1,814	2,105	2,105

Financial liabilities:
Non-interest bearing deposits	$182,022	$182,022	$168,115	$168,115
Interest bearing deposits	526,425	528,952	454,751	459,224
Securities sold under agreements to repurchase	4,227	N/A	4,750	N/A
Short-term borrowings	—	—	20,000	20,002
FRB advances	—	—	27,955	27,955
Long-term debt	20,000	20,520	35,000	37,365
Interest rate swaps	—	—	57	57
Other interest bearing liabilities	1,568	1,568	1,584	1,585
Accrued interest payable	252	252	448	448

Off-balance sheet financial instruments:
Commitments to extend credit	$—	$—	$—	$—
Letters of credit	—	—	—	—

The following tables present the carrying amount, fair value and placement in the fair value hierarchy of the Company’s financial instruments not previously disclosed as of December 31, 2021 and December 31, 2020. These tables exclude financial instruments for which the carrying amount approximates fair value.

			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices in	Significant	Significant
(Dollars in thousands)			Active Markets	Other	Other
	Carrying		for Identical	Observable	Unobservable
	Amount	Fair Value	Assets or Liabilities	Inputs	Inputs
December 31, 2021
Financial instruments - Assets
Interest bearing time deposits with banks	$735	$735	$—	$735	$—
Loans, net of allowance for loan losses	414,795	414,984	—	—	414,984
Financial instruments - Liabilities
Interest bearing deposits	$526,425	$528,952	$—	$528,952	$—
Long-term debt	20,000	20,520	—	20,520	—
Other interest bearing liabilities	1,568	1,568	—	1,568	—

			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices in	Significant	Significant
(Dollars in thousands)			Active Markets	Other	Other
	Carrying		for Identical	Observable	Unobservable
	Amount	Fair Value	Assets or Liabilities	Inputs	Inputs
December 31, 2020
Financial instruments - Assets
Interest bearing time deposits with banks	$735	$735	$—	$735	$—
Loans, net of allowance for loan losses	418,567	424,791	—	—	424,791
Financial instruments - Liabilities
Interest bearing deposits	$454,751	$459,224	$—	$459,224	$—
Long-term debt	35,000	37,365	—	37,365	—
Other interest bearing liabilities	1,584	1,585	—	1,585	—

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

All the Company’s revenue from contracts with customers in the scope of ASC 606 are recognized within non-interest income on the consolidated statements of income. Revenue streams not within the scope of ASC 606 included in non-interest income on the consolidated statements of income include earnings on bank-owned life insurance and annuities, fees derived from loan activity, mortgage banking income, gain/loss on sales and calls of securities, and the change in value of equity securities.

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

Trust Fees – include asset management and estate fees. Asset management fees are generally based on a fee schedule, based upon the market value of the assets under management, and recognized monthly when the service obligation is completed. Trust fees recognized in 2021 and 2020 were $372,000 and $358,000, respectively. Fees for estate management services are based on a specified fee schedule and generally recognized as the following performance obligations are fulfilled: (i) 25% of total estate fee recognized when all estate assets are collected and debts paid, (ii) 50% of the total fee is recognized when the inheritance tax return is filed, and (iii) remaining 25% is recognized when the first and final account is confirmed, settling the estate. Estate fees recognized during 2021 and 2020 were $73,000 and $50,000, respectively.

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

Compensation expense for stock options granted and restricted stock awarded is measured using the fair value of the award on the grant date and is recognized over the vesting period. The Company recognized $158,000 and $128,000 of expense for the years ended December 31, 2021 and 2020, respectively, for stock-based compensation.

The Plan is administered by a committee of the Board of Directors. The Committee determines, among other things, the recipients of stock compensation, the number of shares to be subject to each award, the option price, the duration of the option and the restricted period, as appropriate. A recipient of the restricted shares will forfeit those shares in their entirety if employment is terminated prior to the vesting date for reasons other than retirement, death or disability. Forfeited awards are returned to the pool of shares available for grant for future awards. The maximum number of shares of common stock that may be issued under the Plan is 300,000 shares, and 162,051 shares were available for grant as of December 31, 2021. Shares of common stock issued under the Plan may be treasury shares or authorized but unissued shares.

During 2021, a total of 8,839 restricted shares was awarded to certain officers and all directors. In 2020, a total of 9,530 shares of restricted stock was awarded to certain officers. Each award vests after three-years, with interim vesting in the case of death, disability or retirement as approved by the board of directors.

The following table presents compensation expense and related tax benefits for restricted stock awards recognized on the consolidated statement of income.

(Dollars in thousands)
	2021	2020
Compensation expense	$158	$128
Tax benefit	(33)	(27)
Net income effect	$125	$101

At December 31, 2021, there was $162,000 of unrecognized compensation cost related to all non-vested restricted stock awards. This cost is expected to be recognized through February 2024.

The following table presents a summary of non-vested restricted shares activity for 2021.

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested at January 1, 2021	20,175	$19.62
Vested	(6,025)	19.50
Forfeited	(200)	17.90
Granted	8,839	16.55
Non-vested at December 31, 2021	22,789	$18.48

No stock options were awarded in 2021. Outstanding options granted prior to 2021 have all vested and are exercisable at the grant price, which is at least the fair market value of the stock on the grant date. The Plan provides that the option price per share is not to be less than the fair market value of the stock on the day the option was granted, but in no event less than the par value of such stock. Options granted under the Plan are exercisable no earlier than one year after the date of grant and expire ten years after the date of the grant. All options previously granted under the Plans are scheduled to expire through February 17, 2025.

Total options outstanding as of December 31, 2021 have exercise prices between $17.65 and $18.00, with a weighted average exercise price of $17.78 and a weighted average remaining contractual life of 2.05 years.

As of December 31, 2021, there was no unrecognized compensation cost related to options granted under the Plan.

No options were exercised under the Plans for the years ended December 31, 2021 and 2020.

A summary of the status of the outstanding stock options as of December 31, 2021 and 2020, and changes during the years ending on those dates is presented below:

		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	81,547	$17.78	93,147	$17.76
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	(9,600)	17.75	(11,600)	17.78
Outstanding at end of year	71,947	$17.78	81,547	$17.78

Options exercisable at year-end	71,947		81,547
Weighted-average fair value of options granted during the year		$—		$—
Intrinsic value of options exercised during the year		$—		$—
Intrinsic value of options cancelled during the year		$—
Intrinsic value of options outstanding and exercisable at December 31, 2021		$—

Defined Contribution Plan (“401(k) Plan”)

The Company has a 401(k) Plan under which employees, through payroll deductions, are able to defer portions of their compensation. The Company makes an annual non-elective fully vested contribution equal to 3% of compensation to each eligible participant. For the year ended December 31, 2021, the contribution amount totaled $252,000, which was credited to employee’s accounts by January 31, 2022. This liability at December 31, 2020 totaled $249,000 and was credited to employee accounts by January 31, 2021. Expense incurred under this plan was $250,000 and $247,000 in 2021 and 2020, respectively. The 401(k) Plan also includes an employer matching contribution for employees that elect to defer compensation into this program. The matching contribution in 2021 and 2020 was $222,000 and $214,000, respectively.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan under which employees, through payroll deductions, are able to purchase shares of Company stock annually. The option price of the stock purchases is between 95% and 100% of the fair market value of the stock on the offering termination date as determined annually by the Board of Directors. The maximum number of shares which employees may purchase under the Plan is 250,000; however, the annual issuance of shares may not exceed 5,000 shares plus any unissued shares from prior offerings. There were 4,944 shares issued in 2021 and 4,459 shares issued in 2020 under this plan. As of December 31, 2021, there were 161,676 shares reserved for issuance under the Employee Stock Purchase Plan.

Supplemental Retirement Plans

The Company has non-qualified supplemental retirement plans for directors and key employees. At December 31, 2021 and 2020, the present value of the future liability associated with these plans was $112,000 and $135,000, respectively. For the years ended December 31, 2021 and 2020, $11,000 was charged to expense in connection with these plans. The Company offsets the cost of these plans through the purchase of bank-owned life insurance and annuities. See Note 7.

Deferred Compensation Plans

The Company has entered into deferred compensation agreements with certain directors to provide each director with an additional retirement benefit, or to provide their beneficiary with a benefit, in the event of pre-retirement death. At December 31, 2021 and 2020, the present value of the future liability was $1,568,000 and $1,584,000, respectively. For the years ended December 31, 2021 and 2020, $13,000 and $20,000, respectively, was charged to expense in connection with these plans. Separate accounts are maintained for each participating director with interest credited on a quarterly basis at the then current rate offered on long-term certificates of deposit. The Company offsets the cost of these plans through the purchase of bank-owned life insurance. See Note 7.

Salary Continuation Plans

The Company has non-qualified salary continuation plans for key employees. At December 31, 2021 and 2020, the present value of the future liability was $1,146,000 and $1,194,000, respectively. For the years ended December 31, 2021 and 2020, $85,000 and $94,000, respectively, was charged to expense in connection with these plans. The Company offsets the cost of these plans through the purchase of bank-owned life insurance. See Note 7.

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

A summary of the Company’s financial instrument commitments is as follows:

(Dollars in thousands)	December 31,
	2021	2020
Commitments to grant loans	$94,349	$81,997
Unfunded commitments under lines of credit	12,714	13,092
Outstanding letters of credit	5,724	3,906

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

Outstanding letters of credit are instruments issued by the Bank that guarantee payment to the beneficiary by the Bank in the event of default by the Bank’s customer in the non-performance of an obligation or service. Most letters of credit are extended for one year periods. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds collateral supporting those commitments for which collateral is deemed necessary. The amount of the liability as of December 31, 2021 and 2020 for guarantees under letters of credit issued is not material.

The maximum undiscounted exposure related to these guarantees on December 31, 2021 was $5,724,000, and the approximate value of underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $33,517,000.

21. RELATED-PARTY TRANSACTIONS

The Bank has granted loans to certain of its executive officers, directors and their related interests. The aggregate dollar amount of these loans was $4,655,000 and $4,321,000 at December 31, 2021 and 2020, respectively. During 2021, $716,000 in new loans and advances were added, while repayments totaled $362,000. Additionally, a loan for $20,000 was removed in 2021 due to the retirement of an officer. None of these loans were past due, in non-accrual status or restructured on December 31, 2021 or 2020.

Deposits and other funds from related parties held by Juniata amounted to $2,533,000 and $1,699,000 at December 31, 2021 and 2020, respectively.

22. DERIVATIVES

The Company entered into interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position in 2020. The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements.

Interest rate swaps with a notional amount totaling $40,000,000 as of December 31, 2021, were designated as cash flow hedges, of which $20,000,000 were on hedges of brokered deposits, and the other $20,000,000 were hedges of certain FHLB long-term advances. Interest rate swaps with a notional amount totaling $40,000,000 as of December 31, 2020, were designated as cash flow hedges on certain short- and long-term FHLB advances. The interest rate swaps were determined to be fully effective during the 2021 and 2020 year-end periods presented, and as such, no amount of ineffectiveness has been included in net income. The aggregate fair value of the swaps is recorded in either other assets or other liabilities on the Consolidated Statements of Condition with changes in fair value recorded in other comprehensive income. The Company expects the hedges to remain fully effective during the remaining terms of the swaps.

The Company presents derivative positions gross on the balance sheet. The following table reflects the derivatives recorded on the Consolidated Statements of Condition as of December 31, 2021 and 2020.

(Dollars in thousands)	December 31, 2021		December 31, 2020
		Fair		Fair
		Value		Value
	Notional	Asset	Notional	Asset
Derivatives designated as hedges:	Amount	(Liability)	Amount	(Liability)
Interest rate swap - pay fixed / receive floating on 3-month brokered deposit	$20,000	$52	$—	$—
Interest rate swap - pay fixed / receive floating on 3-month FHLB advance	—	—	20,000	(123)
Interest rate swaps - forward-starting on long-term FHLB advances	20,000	489	20,000	66

The effect of cash flow hedge accounting, before income taxes, on accumulated other comprehensive income for the period ended December 31, 2021 is as follows:

(Dollars in thousands)	December 31, 2021
	Amount of Gain	Location of (Gain)	Amount of (Gain)
	(Loss) Recognized in	Loss Reclassified	Loss Reclassified
	OCI on Derivatives	from OCI into Income	from OCI into Income
Interest rate contracts	$538	Interest expense on short-term borrowings and repurchase agreements	$60

(Dollars in thousands)	December 31, 2020
	Amount of Gain	Location of (Gain)	Amount of (Gain)
	(Loss) Recognized in	Loss Reclassified	Loss Reclassified
	OCI on Derivatives	from OCI into Income	from OCI into Income
Interest rate contracts	$(48)	Interest expense on short-term borrowings and repurchase agreements	$(9)

The effect of cash flow hedge accounting on the Consolidated Statements of Income for the years ended December 31, 2021 and 2020 were as follows:

Location and Amount of Gain or Loss Recognized in Income on Fair Value and Cash Flow Hedging Relationships

	Interest Income (Expense)
	Year Ended
	December 31,
(Dollars in thousands)	2021	2020
Effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships:
Amount reclassified from AOCI into income	$(60)	$9
Total	$(60)	$9

23. COMMITMENTS AND CONTINGENT LIABILITIES

In 2017 and 2021, the Company executed renewal agreements for technology outsourcing services through two outside service bureaus. Both agreements provide for termination fees if the Company cancels the services prior to the end of the commitment periods that run through May 31, 2024 and May 31, 2026, respectively. At December 31, 2021, potential termination fees on the two contracts were estimated to be approximately $1,405,000 and $1,272,000, respectively. Since the Company does not expect to terminate these services with either vendor prior to the end of the commitment periods, no liability has been recorded as of December 31, 2021.

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

24. SUBSEQUENT EVENT

In January 2022, the Board of Directors declared a dividend of $0.22 per share to shareholders of record on February 15, 2022, payable on March 1, 2022.

25. JUNIATA VALLEY FINANCIAL CORP. (PARENT COMPANY ONLY) FINANCIAL INFORMATION

CONDENSED BALANCE SHEETS

(Dollars in thousands)

	December 31,
	2021	2020
ASSETS
Cash and cash equivalents	$85	$145
Investment in bank subsidiary	70,265	75,441
Equity securities	914	935
Other assets	38	77
TOTAL ASSETS	$71,302	$76,598

LIABILITIES
Accounts payable and other liabilities	$12	$1

STOCKHOLDERS’ EQUITY	71,290	76,597
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$71,302	$76,598

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Dollars in thousands)

	Years Ended December 31,
	2021	2020
INCOME
Interest and dividends on investment securities available for sale	$43	$46
Dividends from bank subsidiary	5,074	5,750
Change in value of equity securities	97	(12)
TOTAL INCOME	5,214	5,784
EXPENSE
Other non-interest expense	184	166
TOTAL EXPENSE	184	166
INCOME BEFORE INCOME TAXES AND EQUITY
IN UNDISTRIBUTED NET INCOME OF SUBSIDIARY	5,030	5,618
Income tax benefit	(25)	(32)
	5,055	5,650
Undistributed net (loss) income of subsidiary	1,549	(48)
NET INCOME	$6,604	$5,602
COMPREHENSIVE INCOME	$(279)	$8,609

CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended December 31,
	2021	2020
Cash flows from operating activities:
Net income	$6,604	$5,602
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed net (income) loss of subsidiary	(1,549)	48
Change in value of equity securities	(97)	12
Increase in other assets	39	(13)
Increase in other liabilities	11	13
Net cash provided by operating activities	5,008	5,662

Cash flows from investing activities:
Proceeds from the maturity of available for sale investment securities	118	250
Net cash used in investing activities	118	250

Cash flows from financing activities:
Cash dividends	(4,402)	(4,465)
Purchase of treasury stock	(861)	(1,452)
Treasury stock issued for stock plans	77	70
Net cash used in financing activities	(5,186)	(5,847)
Net increase in cash and cash equivalents	(60)	65
Cash and cash equivalents at beginning of year	145	80
Cash and cash equivalents at end of year	$85	$145

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company’s management, with the participation of its CEO and CFO, conducted an evaluation, as of December 31, 2021, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based on this evaluation, the Company’s CEO and CFO concluded that, as of the end of the period covered by this annual report, the Company’s disclosure controls and procedures were effective in reaching a reasonable level of assurance that management is timely alerted to material events relating to the company during the period when the Company’s periodic reports are being prepared.

Conclusion Regarding Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a – 15(f) promulgated under the Exchange Act. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under the framework in Internal Control-Integrated Framework (2013), the Company’s management concluded that internal control over financial reporting was effective as of December 31, 2021.

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

Based on our assessment, management concluded that as of December 31, 2021, the Company’s internal control over financial reporting was effective and met the criteria of the Internal Control-Integrated Framework (2013).

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
Marcie A. Barber, President and Chief Executive Officer

/s/ JoAnn N. McMinn
JoAnn N. McMinn, Chief Financial Officer

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference herein is information appearing in the Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2022 (the “Proxy Statement”) under the captions “Management – Proposal 1 Election of Directors”, “Management – Executive Officers of the Company”, “Corporate Governance and Board Matters – Audit Committee – Members, Number of Meetings, Function, Charter and Audit Committee Financial Expert” and “Delinquent Section 16(a) Reports”. The Company has adopted a Code of Ethics that is applicable to the Company’s Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer and other designated senior officers, which can be found in the Investor Information – Governance Documents section of the Company’s website at www.JVBonline.com.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference herein is the information contained in the Proxy Statement under the captions “Director’s Compensation”, “Personnel and Compensation Committee” and “Personnel and Compensation Committee Interlocks and Insider Participation”.

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

Equity Compensation Plan Information
	Number of securities to be		Number of securities remaining
	issued upon exercise of		available for future issuance
	outstanding options, warrants	Weighted average exercise	under equity compensation
	and rights	price of outstanding options,	plans (excluding securities
Plan Category	(a)	warrants and rights	reflected in column a)
Equity compensation plans approved by security holders	71,947	$17.78	162,051
Equity compensation plans not approved by security holders	—	—
Total	71,947	$17.78	162,051

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Incorporated by reference herein is the information contained in the Proxy Statement under the caption “Related Party Transactions” and “Management – Director Qualifications”.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference herein is information contained in the Proxy Statement under the caption “Independent Registered Public Accounting Firm”.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)     The following consolidated financial statements of the Company are filed as part of this Form 10-K:

(i)	Reports of Independent Registered Public Accounting Firm
(ii)	Consolidated Statements of Financial Condition as of December 31, 2021 and December 31, 2020
(iii)	Consolidated Statements of Income for the fiscal years ended December 31, 2021 and December 31, 2020
(iv)	Consolidated Statements of Comprehensive Income for the fiscal years ended December 31, 2021 and December 31, 2020
(v)	Consolidated Statements of Stockholders’ Equity for the fiscal years ended December 31, 2021 and December 31, 2020
(vi)	Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2021 and December 31, 2020
(vii)	Notes to Consolidated Financial Statements

(a)(2) Financial Statements Schedules. All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and have therefore been omitted.

(a)(3) Exhibits.

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3(i) to the Company’s Form 8-K Current Report filed with the SEC on November 12, 2015)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3(ii) to the Company’s Current Report on Form 8-K filed with the SEC on February 17, 2022)

4.1	Description of Registrant’s Securities (incorporated by reference to the Company’s Form 8-A filed with the SEC on September 13, 2011)

10.1	Form of 1999 Directors Deferred Compensation Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2009)*

10.2	Form of Amendments to the 1999 Directors Deferred Compensation Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2011)*

10.3	Form of Director Supplemental Life Insurance/ Split Dollar Plan (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2009)*

10.4	Employee Annual Incentive Plan, (filed herewith)*■

10.5	Change of Control Severance Agreement with JoAnn N. McMinn (incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2005).*

10.6	Salary Continuation Agreement with JoAnn N. McMinn (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2008)*

10.7	Salary Continuation Agreement with Marcie A. Barber (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2008)*

10.8	Change of Control Severance Agreement with Marcie A. Barber (incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K filed with the SEC on May 27, 2008)*

10.9	Long Term Incentive Plan of Juniata Valley Financial Corp. (incorporated by reference to Exhibit 10.1 to the Company’s 2016 proxy statement filed with the SEC on April 8, 2016)*

21.1	Subsidiaries of Juniata Valley Financial Corp.

23.1	Consent of Crowe LLP

31.1	Rule 13a-4(d) Certification of Marcie A. Barber

31.2	Rule 13a-4(d) Certification of JoAnn N. McMinn

32.1	Section 1350 Certification of Marcie A. Barber

32.2	Section 1350 Certification of JoAnn N. McMinn

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

Date: March 16, 2022

/s/ Marcie A. Barber
By: Marcie A. Barber
Director, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Timothy I. Havice	March 16, 2022
Timothy I. Havice
Chairman

/s/ Philip E. Gingerich, Jr.	March 16, 2022
Philip E. Gingerich, Jr.
Vice Chairman

/s/ Marcie A. Barber	March 16, 2022
Marcie A. Barber
Director and Chief Executive Officer (Principal Executive Officer)

/s/ Martin L. Dreibelbis	March 16, 2022
Martin L. Dreibelbis
Director

/s/ Gary E. Kelsey	March 16, 2022
Gary E. Kelsey
Director

/s/ Michael A. Buffington	March 16, 2022
Michael A. Buffington
Director

/s/ Richard M. Scanlon	March 16, 2022
Richard M. Scanlon, DMD
Director

/s/ Bradley J. Wagner	March 16, 2022
Bradley J. Wagner
Director

/s/ JoAnn N. McMinn	March 16, 2022
JoAnn N. McMinn
Chief Financial Officer (Principal Accounting and Financial Officer)

JUNIATA VALLEY FINANCIAL CORP.

CORPORATE OFFICERS

Timothy I. Havice	Chairman
Philip E. Gingerich, Jr.	Vice Chairman
Marcie A. Barber	President and Chief Executive Officer
JoAnn N. McMinn	Executive Vice President, Secretary, Treasurer and Chief Financial Officer

JUNIATA VALLEY FINANCIAL CORP. AND THE JUNIATA VALLEY BANK

BOARD OF DIRECTORS

Marcie A. Barber	Timothy I. Havice, Chairman
President and Chief Executive Officer	Owner, T.I. Havice, Developer

Michael A. Buffington	Gary E. Kelsey
Founder and President of	Retired, Potter County, PA
Buffington Property Management, LLC	Register of Wills and Recorder of Deeds
and One-Stop Communications
Richard M. Scanlon, DMD
Martin L. Dreibelbis	Retired, Dentist and Dental Consultant to
Retired, Petroleum Consultant	Central PA Institute of Science and Technology

Philip E. Gingerich, Jr., Vice Chairman	Bradley J. Wagner
President, Central Insurers Group, Inc.	Chief Operating Officer and Senior Vice President
of Manufacturing for The Wenger Group, LLC

THE JUNIATA VALLEY BANK

BUSINESS DEVELOPMENT BOARD MEMBERS

Keith A. Altiery

Mark S. Elsesser

Jeffrey C. Moyer

Craig M. Rupert

Richard A. Smeltz

Corey P. Wray