Form 10-Q
period 2022-03-31
JUNIATA VALLEY FINANCIAL CORP
filed 2022-05-13
CIK 714712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO [SECTION 13 OR 15(d)] OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes        ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 13, 2022
Common Stock ($1.00 par value)	4,998,858 shares

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Financial Condition

	(Unaudited)
(Dollars in thousands, except share data)	March 31, 2022	December 31, 2021
ASSETS
Cash and due from banks	$14,998	$12,928
Interest bearing deposits with banks	1,051	598
Cash and cash equivalents	16,049	13,526
Interest bearing time deposits with banks	490	735
Equity securities	1,101	1,124
Debt securities available for sale	331,043	335,424
Restricted investment in bank stock	1,826	2,116
Total loans	412,575	418,303
Less: Allowance for loan losses	(3,576)	(3,508)
Total loans, net of allowance for loan losses	408,999	414,795
Premises and equipment, net	8,356	8,371
Other real estate owned	—	87
Bank owned life insurance and annuities	16,911	16,852
Investment in low income housing partnerships	2,106	2,306
Core deposit and other intangible assets	162	175
Goodwill	9,047	9,047
Mortgage servicing rights	111	120
Accrued interest receivable and other assets	11,673	5,840
Total assets	$807,874	$810,518
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$188,710	$182,022
Interest bearing	532,159	526,425
Total deposits	720,869	708,447
Short-term borrowings and repurchase agreements	4,753	4,227
Long-term debt	20,000	20,000
Other interest bearing liabilities	1,540	1,568
Accrued interest payable and other liabilities	3,987	4,986
Total liabilities	751,149	739,228
Commitments and contingent liabilities
Stockholders’ Equity:
Preferred stock, no par value: Authorized - 500,000 shares, none issued	—	—
Common stock, par value $1.00 per share: Authorized 20,000,000 shares; Issued - 5,151,279 shares at March 31, 2022 and December 31, 2021; Outstanding - 4,998,858 shares at March 31, 2022 and 4,988,542 shares at December 31, 2021	5,151	5,151
Surplus	24,864	25,008
Retained earnings	48,313	47,298
Accumulated other comprehensive loss	(18,979)	(3,365)
Cost of common stock in Treasury: 152,421 shares at March 31, 2022; 162,737 shares at December 31, 2021	(2,624)	(2,802)
Total stockholders’ equity	56,725	71,290
Total liabilities and stockholders’ equity	$807,874	$810,518

See Notes to Consolidated Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Income (Unaudited)

	Three Months Ended
(Dollars in thousands, except share data)	March 31,
	2022	2021
Interest and dividend income:
Loans, including fees	$5,108	$4,777
Taxable securities	1,377	1,006
Tax-exempt securities	40	38
Other interest income	7	5
Total interest income	6,532	5,826
Interest expense:
Deposits	462	619
Short-term borrowings and repurchase agreements	13	32
FRB advances	—	18
Long-term debt	116	212
Other interest bearing liabilities	1	2
Total interest expense	592	883
Net interest income	5,940	4,943
Provision for loan losses	28	(79)
Net interest income after provision for loan losses	5,912	5,022
Non-interest income:
Customer service fees	357	325
Debit card fee income	410	413
Earnings on bank-owned life insurance and annuities	52	54
Trust fees	155	112
Commissions from sales of non-deposit products	104	80
Fees derived from loan activity	130	104
Mortgage banking income	7	8
Gain on sales and calls of securities	—	4
Change in value of equity securities	(23)	93
Other non-interest income	84	79
Total non-interest income	1,276	1,272
Non-interest expense:
Employee compensation expense	2,022	1,969
Employee benefits	701	545
Occupancy	331	330
Equipment	175	189
Data processing expense	579	583
Professional fees	176	188
Taxes, other than income	131	124
FDIC Insurance premiums	92	81
Gain on other real estate owned	(7)	(49)
Amortization of intangible assets	13	16
Amortization of investment in low-income housing partnerships	200	200
Other non-interest expense	451	412
Total non-interest expense	4,864	4,588
Income before income taxes	2,324	1,706
Income tax provision	209	71
Net income	$2,115	$1,635
Earnings per share
Basic	$0.42	$0.33
Diluted	$0.42	$0.33

See Notes to Consolidated Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Comprehensive Loss (Unaudited)

(Dollars in thousands)	Three Months Ended March 31,
	2022			2021
	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
	Amount	Effect	Amount	Amount	Effect	Amount
Net income	$2,324	$(209)	$2,115	$1,706	$(71)	$1,635
Other comprehensive loss:
Available for sale securities:
Unrealized holding losses arising during the period	(20,431)	4,291	(16,140)	(5,911)	1,241	(4,670)
Reclassification adjustment for gains included in net income (1) (3)	—	—	—	(4)	1	(3)
Unrealized gains on cash flow hedge	654	(137)	517	712	(150)	562
Reclassification adjustment for losses included in net income (2) (3)	11	(2)	9	4	(1)	3
Other comprehensive loss	(19,766)	4,152	(15,614)	(5,199)	1,091	(4,108)
Total comprehensive loss	$(17,442)	$3,943	$(13,499)	$(3,493)	$1,020	$(2,473)

(1)	Amounts are included in gain on sales and calls of securities on the Consolidated Statements of Income as a separate element within total non-interest income.
(2)	Amounts are included in interest expense on short-term borrowings and repurchase agreements on the Consolidated Statements of Income.
(3)	Income tax amounts are included in the provision for income taxes on the Consolidated Statements of Income.

See Notes to Consolidated Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Stockholders’ Equity (Unaudited)

	Three months ended March 31, 2022
					Accumulated
(Dollars in thousands, except share data)	Number				Other		Total
	of Shares	Common		Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Surplus	Earnings	Loss	Stock	Equity
Balance, January 1, 2022	4,988,542	$5,151	$25,008	$47,298	$(3,365)	$(2,802)	$71,290
Net income				2,115			2,115
Other comprehensive loss					(15,614)		(15,614)
Cash dividends at $0.22 per share				(1,100)			(1,100)
Stock-based compensation			37				37
Purchase of treasury stock	(170)					(3)	(3)
Treasury stock issued for stock plans	10,486		(181)			181	—
Balance, March 31, 2022	4,998,858	$5,151	$24,864	$48,313	$(18,979)	$(2,624)	$56,725

	Three months ended March 31, 2021
					Accumulated
(Dollars in thousands, except share data)	Number			Retained	Other		Total
	of Shares	Common		Earnings	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Surplus	(adjusted)	Income (Loss)	Stock	Equity
Balance, January 1, 2021	5,025,441	$5,151	$25,011	$45,096	$3,518	$(2,179)	$76,597
Net income				1,635			1,635
Other comprehensive loss					(4,108)		(4,108)
Cash dividends at $0.22 per share				(1,102)			(1,102)
Stock-based compensation			35				35
Purchase of treasury stock	(27,585)					(483)	(483)
Treasury stock issued for stock plans	8,839		(153)			153	—
Balance, March 31, 2021	5,006,695	$5,151	$24,893	$45,629	$(590)	$(2,509)	$72,574

See Notes to Consolidated Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)	Three Months Ended March 31,
	2022	2021
Operating activities:
Net income	$2,115	$1,635
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	28	(79)
Depreciation	160	187
Net amortization of securities premiums	157	394
Net amortization of loan origination fees	237	151
Deferred net loan origination costs	(144)	(92)
Amortization of intangibles	13	16
Amortization of investment in low income housing partnerships	200	200
Net amortization of purchase fair value adjustments	(30)	(48)
Net realized gain on sales and calls of available for sale securities	—	(4)
Change in value of equity securities	23	(93)
Net gain on other real estate owned	(7)	(49)
Earnings on bank owned life insurance and annuities	(52)	(54)
Deferred income tax benefit	(8)	(9)
Stock-based compensation expense	37	35
Proceeds from mortgage loans sold to others	16	19
Mortgage banking income	(7)	(8)
Increase in accrued interest receivable and other assets	(1,008)	(817)
Decrease in accrued interest payable and other liabilities	(1,027)	(573)
Net cash provided by operating activities	703	811
Investing activities:
Purchases of:
Securities available for sale	(27,283)	(61,579)
Premises and equipment	(145)	(65)
Bank owned life insurance and annuities	(7)	(6)
Proceeds from:
Sales of debt securities available for sale	—	16,815
Maturities of and principal repayments on securities available for sale	11,076	23,799
Redemption of FHLB stock	290	49
Sale of other real estate owned	94	—
Net decrease in interest bearing time deposits with banks	245	—
Net decrease (increase) in loans	5,705	(14,377)
Net cash used in investing activities	(10,025)	(35,364)
Financing activities:
Net increase in deposits	12,422	46,593
Net increase (decrease) in short-term borrowings and securities sold under agreements to repurchase	526	(2,128)
Repayment of FRB advances	—	(27,955)
Cash dividends	(1,100)	(1,102)
Purchase of treasury stock	(3)	(483)
Net cash provided by financing activities	11,845	14,925
Net (decrease) increase in cash and cash equivalents	2,523	(19,628)
Cash and cash equivalents at beginning of year	13,526	41,621
Cash and cash equivalents at end of period	$16,049	$21,993
Supplemental information:
Interest paid	$636	$967
Income tax paid	50	75
Supplemental schedule of noncash investing and financing activities:
Transfer of loans to other real estate owned	$—	$61
Transfer of loans to repossessed vehicles	—	1

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

In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three month period ended March 31, 2022 are not necessarily indicative of the results that can be expected for the year ending December 31, 2022. For further information, refer to the consolidated financial statements and notes thereto included in Juniata Valley Financial Corp.’s Annual Report on Form 10-K (“Annual Report”) for the year ended December 31, 2021.

The Company has evaluated events and transactions occurring subsequent to the consolidated statement of financial condition date of March 31, 2022 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

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

Effective Date: On October 16, 2019, the FASB voted and approved a delay of the effective date of this ASU for smaller reporting companies until fiscal years beginning after December 15, 2022. Since the Company is a smaller reporting company, the delay of the effective date of ASU 2016-13 approved by the FASB applies to the Company. In preparation, the Company has taken steps to prepare for the implementation when it becomes effective by forming a CECL transition team, gathering pertinent data, assessing the sufficiency of data currently available through its core database, participating in training courses, and partnering with a software provider that specializes in ALLL analysis. The Company’s CECL transition team plans to start running parallel calculations between CECL and the incurred loss model during the second quarter to evaluate the impact of the amended guidance on its consolidated financial statements and disclosures. The team expects the allowance for loan and lease losses (“ALLL”) to increase upon adoption because it will be required to cover the full remaining expected life of the portfolio, rather than the incurred loss under current U.S. GAAP. The extent of this increase will depend on economic conditions and the composition of the Company’s loan portfolio at the time of adoption.

ASU 2022-02, Financial Instruments – Credit Losses (Topic 326); Troubled Debt Restructurings and Vintage Disclosures

Issued: March 2022

Summary: ASU 2022-02 eliminates the troubled debt restructuring (“TDR”) accounting model for creditors that have adopted Topic 326 “Financial Instruments – Credit Losses”. All other creditors must continue to apply the TDR accounting model until they adopt Topic 326. Due to the removal of the TDR accounting model, all loan modifications will now be accounted for under the general loan modification guidance in Subtopic 310-20. In addition, on a prospective basis, entities will be subject to new disclosure requirements covering modifications of receivables to borrowers experiencing financial difficulty. Vintage disclosure requirements will also be required to prospectively disclose current period gross write-off information by vintage (i.e., year of origination) for public business entities within the scope of the Topic 326.

Effective Date: Effective upon adoption of the amendments in ASU 2016-13 for entities that have not yet adopted ASU 2016-13. Early adoption is not permitted before adoption of ASU 2016-13. ASU 2022-02 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years for entities that adopted ASU 2016-13. Entities that have adopted Topic 326 may early adopt ASU 2022-02 and are permitted to do so on a partial basis. The Company is in the process of evaluating the amendments but does not expect the adoption of this ASU will have a material impact on the Corporation's financial statements.

3. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Components of accumulated other comprehensive income (loss), net of tax, consisted of the following:

(Dollars in thousands)
March 31, 2022	Gains on Cash Flow Hedges	Unrealized Losses on Available for Sale Securities	Total
Beginning balance, December 31, 2021	$427	$(3,792)	$(3,365)
Current period other comprehensive income (loss):
Other comprehensive income (loss) before reclassification	517	(16,140)	(15,623)
Amounts reclassified from accumulated other comprehensive income (loss)	9	—	9
Net current period other comprehensive income (loss)	526	(16,140)	(15,614)
Ending balance, March 31, 2022	$953	$(19,932)	$(18,979)

(Dollars in thousands)
March 31, 2021	Gains and (Losses) on Cash Flow Hedges	Unrealized Gains and (Losses) on Available for Sale Securities	Total
Beginning balance, December 31, 2020	$(45)	$3,563	$3,518
Current period other comprehensive income (loss):
Other comprehensive income (loss) before reclassification	562	(4,670)	(4,108)
Amounts reclassified from accumulated other comprehensive loss	3	(3)	—
Net current period other comprehensive income (loss)	565	(4,673)	(4,108)
Ending balance, March 31, 2021	$520	$(1,110)	$(590)

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

The following tables set forth the computation of basic and diluted earnings per share:

(Amounts in thousands, except earnings per share data)	Three Months Ended March 31,
	2022	2021
Net income	$2,115	$1,635
Weighted-average common shares outstanding	4,993	5,017
Basic earnings per share	0.42	0.33

Weighted-average common shares outstanding	$4,993	$5,017
Common stock equivalents due to effect of stock options	11	9
Total weighted-average common shares and equivalents	$5,004	$5,026
Diluted earnings per share	$0.42	$0.33
Anti-dilutive stock options outstanding	5	8

5. SECURITIES

Equity Securities

Equity securities owned by the Company consist of common stock of various financial services providers. ASC Topic 321, Investments – Equity Securities requires all equity securities within its scope to be measured at fair value with changes in fair value recognized in net income. As of March 31, 2022, the Company had $1,101,000 in equity securities recorded at fair value, and $1,124,000 in equity securities were recorded at fair value at December 31, 2021. The Company recorded a net loss of $23,000 during the three months ended March 31, 2022, and a net gain of $93,000 during the three months ended March 31, 2021, due to changes in the fair value of the Company’s portfolio of equity securities during the applicable periods.

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

The Company’s available for sale investment portfolio includes primarily bonds issued by U.S. Government sponsored enterprises (approximately 13% of the investment portfolio), mortgage-backed securities issued by Government-sponsored entities and backed by residential mortgages (approximately 74%), corporate debt securities (approximately 10%) and municipal bonds (approximately 3%) as of March 31, 2022. Most of the municipal bonds are general obligation bonds with maturities or pre-refunding dates within 5 years.

At March 31, 2022 and December 31, 2021, the Company had holdings of securities from two issuers in excess of 10% of stockholders’ equity, other than the U.S. Government and its agencies. Holdings in Federal Farm Credit Bank and Pennsylvania Housing Finance securities had fair values of $11,693,000 and $6,926,000, respectively, as of March 31, 2022 and $12,379,000 and $7,502,000, respectively, as of December 31, 2021.

The amortized cost and fair value of debt securities available for sale as of March 31, 2022 and December 31, 2021, by contractual maturity, are shown in the tables below. Expected maturities may differ from contractual maturities because the securities may be called or prepaid with or without prepayment penalties.

(Dollars in thousands)	March 31, 2022
			Gross	Gross
	Amortized	Fair	Unrealized	Unrealized
Debt Securities Available for Sale	Cost	Value	Gains	Losses
Type and Maturity
Obligations of U.S. Government sponsored enterprises
After one year but within five years	$10,945	$10,346	$—	$(599)
After five years but within ten years	35,897	32,695	—	(3,202)
	46,842	43,041	—	(3,801)
Obligations of state and political subdivisions
After one year but within five years	3,807	3,808	23	(22)
After five years but within ten years	1,251	1,146	—	(105)
After ten years	4,117	3,601	—	(516)
	9,175	8,555	23	(643)
Corporate debt securities
After one year but within five years	4,720	4,453	—	(267)
After five years but within ten years	29,661	29,154	415	(922)
	34,381	33,607	415	(1,189)
Mortgage-backed securities	265,877	245,840	26	(20,063)
Total	$356,275	$331,043	$464	$(25,696)

(Dollars in thousands)	December 31, 2021
			Gross	Gross
	Amortized	Fair	Unrealized	Unrealized
Debt Securities Available for Sale	Cost	Value	Gains	Losses
Type and Maturity
Obligations of U.S. Government sponsored enterprises
After one year but within five years	$6,000	$5,807	$—	$(193)
After five years but within ten years	35,881	34,719	—	(1,162)
	41,881	40,526	—	(1,355)
Obligations of state and political subdivisions
After one year but within five years	3,810	3,937	129	(2)
After five years but within ten years	1,246	1,221	—	(25)
After ten years	4,118	4,062	—	(56)
	9,174	9,220	129	(83)
Corporate debt securities
After one year but within five years	2,000	1,972	—	(28)
After five years but within ten years	32,408	33,024	805	(189)
	34,408	34,996	805	(217)
Mortgage-backed securities	254,762	250,682	812	(4,892)
Total	$340,225	$335,424	$1,746	$(6,547)

Certain obligations of the U.S. Government and state and political subdivisions are pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law. The carrying value of the pledged assets was $75,362,000 and $82,656,000 on March 31, 2022 and December 31, 2021, respectively.

In addition to cash received from the scheduled maturities of investment securities, some securities available for sale are sold or called at current market values during normal operations.

The following table summarizes proceeds received from sales or calls of available for sale investment securities transactions and the resulting realized gains and losses during the three months ended March 31, 2022 and 2021.

(Dollars in thousands)	Three Months Ended
	March 31,
	2022	2021
Gross proceeds from sales and calls of securities	$—	$16,815
Securities available for sale:
Gross realized gains from sold and called securities	$—	$18
Gross realized losses from sold and called securities	—	(14)
Net gains from sales and calls of securities	$—	$4

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

The following tables show gross unrealized losses and fair values of debt securities available for sale, aggregated by category and length of time the individual securities have been in a continuous unrealized loss position at March 31, 2022 and December 31, 2021:

	Unrealized Losses at March 31, 2022
	Less Than 12 Months			12 Months or More			Total
(Dollars in thousands)	Number			Number			Number
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Obligations of U.S. Government sponsored enterprises	2	$7,417	$(318)	7	$35,624	$(3,483)	9	$43,041	$(3,801)
Obligations of state and political subdivisions	8	5,987	(594)	1	483	(49)	9	6,470	(643)
Corporate debt securities	13	27,148	(1,189)	—	—	—	13	27,148	(1,189)
Mortgage-backed securities	56	156,697	(12,176)	18	74,144	(7,887)	74	230,841	(20,063)
Total temporarily impaired securities	79	$197,249	$(14,277)	26	$110,251	$(11,419)	105	$307,500	$(25,696)

	Unrealized Losses at December 31, 2021
	Less Than 12 Months			12 Months or More			Total
(Dollars in thousands)	Number			Number			Number
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Obligations of U.S. Government sponsored enterprises	5	$22,130	$(752)	3	$18,396	$(603)	8	$40,526	$(1,355)
Obligations of state and political subdivisions	7	5,781	(83)	—	—	—	7	5,781	(83)
Corporate debt securities	6	10,144	(217)	—	—	—	6	10,144	(217)
Mortgage-backed securities	36	182,328	(3,504)	5	26,443	(1,388)	41	208,771	(4,892)
Total temporarily impaired securities	54	$220,383	$(4,556)	8	$44,839	$(1,991)	62	$265,222	$(6,547)

At March 31, 2022, nine obligations of U.S. Government sponsored enterprises, nine obligations of state and political subdivisions, thirteen corporate debt securities, and seventy-four mortgage-backed securities had unrealized losses. Twenty-six of these securities have been in a continuous loss position for twelve months or more. The mortgage-backed securities in the Company’s portfolio are government sponsored enterprise (“GSE”) pass-through instruments issued by the Federal National Mortgage Association (“FNMA”) or Federal Home Loan Mortgage Corporation (“FHLMC”), which guarantees the timely payment of principal on these investments.

The unrealized losses noted in the tables above are considered temporary impairments. The decline in the values of the debt securities is due only to interest rate fluctuations, rather than erosion of issuer credit quality. As a result, the payment of contractual cash flows, including principal repayment, is not at risk. Because the Company does not intend to sell the securities, does not believe the Company will be required to sell the securities before recovery and expects to recover the entire amortized cost basis, no debt securities were deemed to be other-than-temporarily impaired for the periods ended March 31, 2022 and December 31, 2021, respectively.

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

Interest income on consumer, mortgage and commercial loans is discontinued, and loans are placed on non-accrual status at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. Loans are charged off to the extent principal or interest is deemed uncollectible. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on non-accrual or charged off at an earlier date if collection of principal or interest is considered doubtful. Non-accrual loans and loans past due 90 days still on accrual include both homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Under the cost-recovery method, interest income is not recognized until the loan principal balance is reduced to zero. Under the cash-basis method, interest income is recorded when the payment is received in cash. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current, the loan has performed in accordance with the contractual terms for a reasonable period and future payments are reasonably assured.

The Company originates loans in the portfolio with the intent to hold them until maturity. Should the Company no longer intend to hold loans to maturity based on asset/liability management practices, the Company transfers loans from its portfolio to held for sale at fair value. Any write-down recorded upon transfer is charged against the allowance for loan losses. Any write-downs recorded after the initial transfers are recorded as a charge to other non-interest expense. Gains or losses recognized upon sale are included in gains on sales of loans, which is a component of non-interest income.

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

Such purchased credit impaired loans are accounted for individually or aggregated into pools of loans based on common risk characteristics, such as credit score, loan type, and date of origination. Juniata estimates the amount and timing of expected cash flows for each loan or pool, and the expected cash flows more than the amount paid is recorded as interest income over the remaining life of the loan or pool (accretable yield). The excess of the loan’s or pool’s contractual principal and interest over expected cash flows is not recorded (nonaccretable difference).

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

Paycheck Protection Program Loans

The CARES Act established the Paycheck Protection Program (“PPP”) which is administered by the Small Business Administration (“SBA”). The PPP began on April 3, 2020 and provided economic relief to small businesses nationwide that were adversely impacted under the COVID-19 Emergency Declaration issued on March 13, 2020. It also provided for forgiveness of the PPP loans in an amount up to the full principal amount of qualifying loans.

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

The Company participated in the PPP and funded 870 PPP loans totaling $50,995,000. PPP loans are included in the commercial, financial and agricultural loan class. As of March 31, 2022, 106 PPP loans, totaling $5,076,000, remained outstanding with related unamortized net fees of $236,000. As of December 31, 2021, 194 PPP loans, totaling $10,132,000 remained outstanding with related unamortized net fees of $485,000.

Loan Portfolio Classification

The following table presents the loan portfolio by class at March 31, 2022 and December 31, 2021.

(Dollars in thousands)
	March 31, 2022	December 31, 2021
Commercial, financial and agricultural	$58,431	$62,639
Real estate - commercial	153,719	159,806
Real estate - construction	49,765	43,281
Real estate - mortgage	129,528	131,754
Obligations of states and political subdivisions	16,971	16,323
Personal	4,161	4,500
Total	$412,575	$418,303

The following table summarizes the activity in the allowance for loan losses by loan class, for the three months ended March 31, 2022 and 2021.

(Dollars in thousands)				Obligations
	Commercial,			of states
	financial and	Real estate-	Real estate-	and political	Real estate-
	agricultural	commercial	construction	subdivisions	mortgage	Personal	Total
Three Months Ended
March 31, 2022
Balance, beginning of period	$251	$1,020	$884	$45	$1,269	$39	$3,508
Provision for loan losses	8	(184)	286	2	(82)	(2)	28
Charge-offs	—	—	—	—	(1)	(2)	(3)
Recoveries	—	—	—	—	42	1	43
Balance, end of period	$259	$836	$1,170	$47	$1,228	$36	$3,576
March 31, 2021
Balance, beginning of period	$302	$908	$1,586	$28	$1,200	$70	$4,094
Provision for loan losses	(6)	612	(668)	2	(33)	14	(79)
Charge-offs	—	—	—	—	—	(5)	(5)
Recoveries	—	—	28	—	16	2	46
Balance, end of period	$296	$1,520	$946	$30	$1,183	$81	$4,056

The following table summarizes loans by loan class, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of March 31, 2022 and December 31, 2021.

(Dollars in thousands)				Obligations
	Commercial,			of states
	financial and	Real estate-	Real estate-	and political	Real estate-
	agricultural	commercial	construction	subdivisions	mortgage	Personal	Total
March 31, 2022
Loans allocated by:
Individually evaluated for impairment	$—	$5,241	$—	$—	$418	$—	$5,659
Acquired with credit deterioration	—	308	—	—	453	—	761
Collectively evaluated for impairment	58,431	148,170	49,765	16,971	128,657	4,161	406,155
	$58,431	$153,719	$49,765	$16,971	$129,528	$4,161	$412,575
Allowance for loan losses allocated by:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Acquired with credit deterioration	—	—	—	—	—	—	—
Collectively evaluated for impairment	259	836	1,170	47	1,228	36	3,576
	$259	$836	$1,170	$47	$1,228	$36	$3,576

December 31, 2021
Loans allocated by:
Individually evaluated for impairment	$—	$5,262	$—	$—	$437	$—	$5,699
Acquired with credit deterioration	—	357	—	—	481	—	838
Collectively evaluated for impairment	62,639	154,187	43,281	16,323	130,836	4,500	411,766
	$62,639	$159,806	$43,281	$16,323	$131,754	$4,500	$418,303
Allowance for loan losses allocated by:
Individually evaluated for impairment	$—	$—	$—	$—	$2	$—	$2
Acquired with credit deterioration	—	—	—	—	—	—	—
Collectively evaluated for impairment	251	1,020	884	45	1,267	39	3,506
	$251	$1,020	$884	$45	$1,269	$39	$3,508

The Company has certain loans in its portfolio that it considers to be impaired. It is the policy of the Company to recognize income on impaired loans that have been transferred to nonaccrual status on a cash basis, only to the extent that it exceeds anticipated principal balance recovery. Until an impaired loan is placed on nonaccrual status, income is recognized on the accrual basis. Collateral analysis is performed on each impaired loan at least quarterly, and results are used to determine if a specific reserve is necessary to adjust the carrying value of each individual loan down to the estimated fair value. Generally, specific reserves are carried against impaired loans based upon estimated collateral value until a confirming loss event occurs or until termination of the credit is scheduled through liquidation of the collateral or foreclosure. Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process at March 31, 2022 and December 31, 2021 totaled $5,000 and $85,000, respectively. Charge-offs will occur when a confirmed loss is identified. Professional appraisals of collateral, discounted for expected selling costs, appraisal age, economic conditions and other known factors, are used to determine the charge-off amount.

The following table summarizes information regarding impaired loans by portfolio class as of March 31, 2022 and December 31, 2021. One loan was determined to have insufficient collateral as of March 31, 2022 and December 31, 2021, requiring the establishment of a specific reserve less than $500 and $2,000, respectively.

(Dollars in thousands)	As of March 31, 2022			As of December 31, 2021
	Recorded	Unpaid Principal	Related	Recorded	Unpaid Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
Impaired loans
With no related allowance recorded:
Real estate - commercial	$5,241	$5,909	$—	$5,262	$5,720	$—
Acquired with credit deterioration	308	360	—	357	366	—
Real estate – construction	—	—	—	—	649	—
Real estate - mortgage	350	1,028	—	368	1,054	—
Acquired with credit deterioration	453	653	—	481	660	—
With an allowance recorded:
Real estate - mortgage	$68	$67	$—	$69	$68	$2
Total:
Real estate - commercial	$5,241	$5,909	$—	$5,262	$5,720	$—
Acquired with credit deterioration	308	360	—	357	366	—
Real estate - construction	—	—	—	—	649	—
Real estate – mortgage	418	1,095	—	437	1,122	2
Acquired with credit deterioration	453	653	—	481	660	—
	$6,420	$8,017	$—	$6,537	$8,517	$2

Average recorded investment of impaired loans and related interest income recognized for the three months ended March 31, 2022 and 2021 are summarized in the table below.

(Dollars in thousands)	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
	Average	Interest	Cash Basis	Average	Interest	Cash Basis
	Recorded	Income	Interest	Recorded	Income	Interest
	Investment	Recognized	Income	Investment	Recognized	Income
Impaired loans
With no related allowance recorded:
Real estate - commercial	$5,263	$63	$—	$2,434	$13	$—
Acquired with credit deterioration	353	—	—	333	—	—
Real estate - mortgage	357	3	10	603	3	10
Acquired with credit deterioration	470	—	—	612	—	—
With an allowance recorded:				—
Real estate - mortgage	$69	$—	$—	$77	$—	$—
Total:
Real estate - commercial	$5,263	$63	$—	$2,434	$13	$—
Acquired with credit deterioration	353	—	—	333	—	—
Real estate - mortgage	426	3	10	680	3	10
Acquired with credit deterioration	470	—	—	612	—	—
	$6,512	$66	$10	$4,059	$16	$10

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

The following table presents nonaccrual loans by classes of the loan portfolio as of March 31, 2022 and December 31, 2021.

(Dollars in thousands)
	March 31, 2022	December 31, 2021
Non-accrual loans:
Real estate - mortgage	$130	$141
Total	$130	$141

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. Past due status is determined by the contractual terms of the loan. The following tables present the classes of the loan portfolio summarized by the past due status as of March 31, 2022 and December 31, 2021.

							Loans
							Past Due
							Greater
(Dollars in thousands)				Greater			than 89
		30‑59 Days	60‑89 Days	than 89	Total Past		Days and
	Current	Past Due(2)	Past Due	Days	Due	Total Loans	Accruing(1)
As of March 31, 2022
Commercial, financial and agricultural	$58,394	$37	$—	$—	$37	$58,431	$—
Real estate - commercial	153,400	—	11	—	11	153,411	—
Real estate - construction	49,765	—	—	—	—	49,765	—
Real estate - mortgage	128,087	924	64	—	988	129,075	—
Obligations of states and political subdivisions	16,971	—	—	—	—	16,971	—
Personal	4,152	9	—	—	9	4,161	—
Subtotal	410,769	970	75	—	1,045	411,814	—
Loans acquired with credit deterioration
Real estate - commercial	308	—	—	—	—	308	—
Real estate - mortgage	453	—	—	—	—	453	—
Subtotal	761	—	—	—	—	761	—
	$411,530	$970	$75	$—	$1,045	$412,575	$—

							Loans
							Past Due
							Greater
(Dollars in thousands)				Greater			than 89
		30‑59 Days	60‑89 Days	than 89	Total Past		Days and
	Current	Past Due(2)	Past Due	Days	Due	Total Loans	Accruing(1)
As of December 31, 2021
Commercial, financial and agricultural	$62,628	$11	$—	$—	$11	$62,639	$—
Real estate - commercial	159,396	53	—	—	53	159,449	—
Real estate - construction	43,281	—	—	—	—	43,281	—
Real estate - mortgage	130,242	440	488	103	1,031	131,273	85
Obligations of states and political subdivisions	16,323	—	—	—	—	16,323	—
Personal	4,492	8	—	—	8	4,500	—
Subtotal	416,362	512	488	103	1,103	417,465	85
Loans acquired with credit deterioration
Real estate - commercial	357	—	—	—	—	357	—
Real estate - mortgage	481	—	—	—	—	481	—
Subtotal	838	—	—	—	—	838	—
	$417,200	$512	$488	$103	$1,103	$418,303	$85
(1)	These loans are guaranteed, or well-secured, and there is an effective means of collection in process.
(2)	Loans are considered past due when the borrower is in arrears on two or more monthly payments.

Troubled Debt Restructurings

The Company’s troubled debt restructurings are impaired loans, which may result in a specific allocation and subsequent charge-off if appropriate. The amended terms of the restructured loans vary, and may include interest rates that have been reduced, principal payments that have been reduced or deferred for a period and/or maturity dates that have been extended.

As of March 31, 2022, the Company had a recorded investment in troubled debt restructurings of $5,527,000 with no specific reserves or any charge-offs related to the troubled debt restructured loans. There were no troubled debt restructured loans in default within 12 months of restructure during the three months ended March 31, 2022 or 2021. On December 31, 2021, the Company had a recorded investment in troubled debt restructurings of $5,555,000 with no specific reserves or any charge-offs related to the troubled debt restructured loans.

There were no loan terms modified resulting in troubled debt restructuring during the three months ended March 31, 2022, nor during the three months ended March 31, 2021.

Credit Quality Indicators

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis includes loans to commercial customers with an aggregate loan exposure greater than $500,000 and for lines of credit more than $50,000. This analysis is performed on a continuing basis with all such loans reviewed annually. The Company uses the following definitions for risk ratings:

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

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of March 31, 2022 and December 31, 2021.

(Dollars in thousands)		Special
As of March 31, 2022	Pass	Mention	Substandard	Doubtful	Total
Commercial, financial and agricultural	$57,764	$—	$667	$—	$58,431
Real estate - commercial	135,638	12,417	5,664	—	153,719
Real estate - construction	49,097	—	668	—	49,765
Real estate - mortgage	128,404	242	882	—	129,528
Obligations of states and political subdivisions	16,971	—	—	—	16,971
Personal	4,161	—	—	—	4,161
Total	$392,035	$12,659	$7,881	$—	$412,575

(Dollars in thousands)		Special
As of December 31, 2021	Pass	Mention	Substandard	Doubtful	Total
Commercial, financial and agricultural	$61,372	$577	$690	$—	$62,639
Real estate - commercial	137,684	16,429	5,693	—	159,806
Real estate - construction	42,394	—	887	—	43,281
Real estate - mortgage	130,584	252	918	—	131,754
Obligations of states and political subdivisions	16,323	—	—	—	16,323
Personal	4,500	—	—	—	4,500
Total	$392,857	$17,258	$8,188	$—	$418,303

The decline in special mention real estate – commercial loans as of March 31, 2022 compared to December 31, 2021 was largely due to a $2,930,000 payoff of a special mention loan in the first quarter of 2022, along with the upgrade of an $827,000 loan relationship to a pass rating.

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

Total goodwill at March 31, 2022 and December 31, 2021 was $9,047,000. Goodwill is not amortized but is tested annually for impairment as of December 31, or more frequently if certain events occur which might indicate goodwill has been impaired. There was no goodwill impairment during the three months ended March 31, 2022 or March 31, 2021.

Intangible Assets

On November 30, 2015, a core deposit intangible in the amount of $303,000 associated with the FNBPA Bancorp, Inc. acquisition was recorded and is being amortized over a ten-year period using a sum of the year’s digits basis. Amortization expense recognized for the intangibles related to the FNBPA acquisition in the three months ended March 31, 2022 and March 31, 2021 was $5,000 and $7,000, respectively.

On April 30, 2018, a core deposit intangible in the amount of $289,000 associated with the Liverpool Community Bank acquisition was recorded and is being amortized over a ten-year period using a sum of the year’s digit basis. Amortization expense recognized for the intangible related to the Liverpool Community Bank acquisition in the three months ended March 31, 2022 and March 31, 2021 was $8,000 and $9,000, respectively.

The following table shows the amortization schedule for each of the intangible assets recorded.

(Dollars in thousands)	FNBPA	LCB
	Acquisition	Acquisition
	Core	Core
	Deposit	Deposit
	Intangible	Intangible
Beginning Balance at Acquisition Date	$303	$289
Amortization expense recorded prior to January 1, 2021	223	128
Amortization expense recorded in the twelve months
ended December 31, 2021	27	39
Unamortized balance as of December 31, 2021	53	122
Amortization expense recorded in the
three months ended March 31, 2022	5	8
Unamortized balance as of March 31, 2022	$48	$114

Scheduled remaining amortization expense for years ended:
December 31, 2022	$17	$25
December 31, 2023	16	28
December 31, 2024	10	23
December 31, 2025	5	17
December 31, 2026	—	12
Thereafter	—	9

8. BORROWINGS

Borrowings consisted of the following as of March 31, 2022 and December 31, 2021.

(Dollars in thousands)	March 31,	December 31,
	2022	2021
Securities sold under agreements to repurchase	$4,753	$4,227
Long-term debt with FHLB	20,000	20,000
	$24,753	$24,227

Long-term debt is comprised only of Federal Home Loan Bank (“FHLB”) advances with an original maturity of one year or more. The following table summarizes the scheduled maturities of long-term debt as of March 31, 2022.

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

The maximum number of shares of common stock that may be issued under the Plan is 300,000 shares and 163,165 shares were available for grant as of March 31, 2022. Shares of common stock issued under the Plan may be treasury shares or authorized but unissued shares. Forfeited awards are returned to the pool of shares available for grant for future awards.

Through the three months ended March 31, 2022, 10,486 restricted shares were awarded to certain officers and all directors. Each of the awards vest after three-years, with no interim vesting. As of March 31, 2022, there was $292,000 of unrecognized compensation cost related to all non-vested restricted stock awards. This cost is expected to be recognized through February 2025.

Compensation expense for stock options granted and restricted stock awarded is measured using the fair value of the award on the grant date and is recognized over the vesting period. The Company recognized stock-based compensation expense of $37,000 for the three months ended March 31, 2022, and $35,000 for the three months ended March 31, 2021.

The following table presents a summary of the status of the Company’s non-vested restricted stock awards as of March 31, 2022, and changes during the period then ended is presented below:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested at January 1, 2022	22,789	$18.48
Vested	(6,250)	20.00
Forfeited	—	—
Granted	10,486	15.90
Non-vested at March 31, 2022	27,025	$17.13

No stock options were awarded during the three months ended March 31, 2022. Previously granted stock options vest over three to five years and are exercisable at the grant price, which is at least the fair market value of the stock on the grant date. The Plan provides that the option price per share may not be less than the fair market value of the stock on the day the option was granted, and in no event less than the par value of such stock. Options granted under the Plan are exercisable no earlier than one year after the date of grant and expire ten years after the date of the grant. All options previously granted under the Plans are scheduled to expire by February 17, 2025.

Total options outstanding as of March 31, 2022 have exercise prices between $17.65 and $17.80, with a weighted average exercise price of $17.74 and a weighted average remaining contractual life of 2.16 years.

As of March 31, 2022, there was no unrecognized compensation cost related to options granted under the Plan and no options were exercised under the Plans during the period.

A summary of the status of the outstanding stock options as of March 31, 2022, and changes during the period then ended, is presented below:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at beginning of year	71,947	$17.78
Granted	—	—
Exercised	—	—
Expired	(11,600)	18.00
Outstanding at end of year	60,347	$17.74

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan under which employees, through payroll deductions, may purchase shares of Company stock annually. The option price of the stock purchases is between 95% and 100% of the fair market value of the stock on the offering termination date as determined annually by the Board of Directors. The maximum number of shares which employees may purchase under the Plan is 250,000; however, the annual issuance of shares may not exceed 5,000 shares plus any unissued shares from prior offerings. There were no shares issued from treasury under this plan during the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, there were 161,676 shares reserved for issuance under the Employee Stock Purchase Plan.

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

Derivatives – The fair values of derivatives are based on valuation models using observable market data as of the measurement date utilizing Level 2 inputs. The Company’s derivatives are comprised of interest rate swaps traded in an over-the-counter market where quoted market prices are not always available; therefore, the fair values are determined using quantitative models that utilize multiple market inputs. The inputs will vary based on the type of yield curves, prepayment rates and volatility factors used to value the position. Most market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services.

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

The following tables summarize financial assets and financial liabilities measured at fair value as of March 31, 2022 and December 31, 2021 segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value. There were no assets measured at fair value on a non-recurring basis as of March 31, 2022 or December 31, 2021.

	(Level 1)	(Level 2)	(Level 3)
	Quoted Prices in	Significant	Significant
(Dollars in thousands)	Active Markets	Other	Other
	for Identical	Observable	Unobservable
March 31, 2022	Assets	Inputs	Inputs	Total
Assets measured at fair value on a recurring basis:
Debt securities available for sale:
Obligations of U.S. Government agencies and corporations	$—	$43,041	$—	$43,041
Obligations of state and political subdivisions	—	8,555	—	8,555
Corporate debt securities	—	29,337	4,270	33,607
Mortgage-backed securities	—	245,840	—	245,840
Total debt securities available for sale	$—	$326,773	$4,270	$331,043
Equity securities	$1,101	$—	$—	$1,101
Mortgage servicing rights	$—	$—	$111	$111
Interest rate swaps	$—	$1,207	$—	$1,207

	(Level 1)	(Level 2)	(Level 3)
	Quoted Prices in	Significant	Significant
(Dollars in thousands)	Active Markets	Other	Other
	for Identical	Observable	Unobservable
December 31, 2021	Assets	Inputs	Inputs	Total
Assets measured at fair value on a recurring basis:
Debt securities available for sale:
Obligations of U.S. Government agencies and corporations	$—	$40,526	$—	$40,526
Obligations of state and political subdivisions	—	9,220	—	9,220
Corporate debt securities	—	30,476	4,520	34,996
Mortgage-backed securities	—	250,682	—	250,682
Total debt securities available for sale	$—	$330,904	$4,520	$335,424
Equity securities	$1,124	$—	$—	$1,124
Mortgage servicing rights	$—	$—	$120	$120
Interest rate swaps	$—	$541	$—	$541

The table below presents a reconciliation of the beginning and ending balances of investment securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three month periods ended March 31, 2022 and 2021.

	Three Months Ended
(Dollars in thousands)	March 31,
	2022	2021
Investment Securities:
Beginning balance	$4,520	$2,000
Total gains (loss) included in OCI	(250)	—
Purchases	—	—
Principal payments and other	—	—
Sales	—	—
Balance, end of period	$4,270	$2,000

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

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

	Financial Instruments
(Dollars in thousands)	March 31, 2022		December 31, 2021
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and due from banks	$14,998	$14,998	$12,928	$12,928
Interest bearing deposits with banks	1,051	1,051	598	598
Interest bearing time deposits with banks	490	490	735	735
Securities	332,144	332,144	336,548	336,548
Restricted investment in bank stock	1,826	N/A	2,116	N/A
Loans, net of allowance for loan losses	408,999	409,203	414,795	414,984
Interest rate swaps	1,207	1,207	541	541
Accrued interest receivable	2,081	2,081	1,814	1,814

Financial liabilities:
Non-interest bearing deposits	$188,710	$188,710	$182,022	$182,022
Interest bearing deposits	532,159	532,018	526,425	528,952
Securities sold under agreements to repurchase	4,753	N/A	4,227	N/A
Long-term debt	20,000	19,823	20,000	20,520
Other interest bearing liabilities	1,540	1,537	1,568	1,568
Accrued interest payable	208	208	252	252

Off-balance sheet financial instruments:
Commitments to extend credit	$—	$—	$—	$—
Letters of credit	—	—	—	—

The following tables present the carrying amount, fair value and placement in the fair value hierarchy of the Company’s financial instruments not previously disclosed as of March 31, 2022 and December 31, 2021. The tables exclude financial instruments for which the carrying amount approximates fair value.

			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices in	Significant	Significant
(Dollars in thousands)			Active Markets	Other	Other
	Carrying		for Identical	Observable	Unobservable
	Amount	Fair Value	Assets or Liabilities	Inputs	Inputs
March 31, 2022
Financial instruments - Assets
Interest bearing time deposits with banks	$490	$490	$—	$490	$—
Loans, net of allowance for loan losses	408,999	409,203	—	—	409,203
Financial instruments - Liabilities
Interest bearing deposits	$532,159	$532,018	$—	$532,018	$—
Long-term debt	20,000	19,823	—	19,823	—
Other interest bearing liabilities	1,540	1,537	—	1,537	—

			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices in	Significant	Significant
(Dollars in thousands)			Active Markets	Other	Other
	Carrying		for Identical	Observable	Unobservable
	Amount	Fair Value	Assets or Liabilities	Inputs	Inputs
December 31, 2021
Financial instruments - Assets
Interest bearing time deposits with banks	$735	$735	$—	$735	$—
Loans, net of allowance for loan losses	414,795	414,984	—	—	414,984
Financial instruments - Liabilities
Interest bearing deposits	$526,425	$528,952	$—	$528,952	$—
Long-term debt	20,000	20,520	—	20,520	—
Other interest bearing liabilities	1,568	1,568	—	1,568	—

11. COMMITMENTS, CONTINGENT LIABILITIES AND GUARANTEES

In the ordinary course of business, the Company makes commitments to extend credit to its customers through letters of credit, loan commitments and lines of credit. At March 31, 2022, the Company had $99,207,000 outstanding in loan commitments and other unused lines of credit extended to its customers as compared to $107,063,000 at December 31, 2021.

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its letters of credit. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third-party. Generally, financial and performance letters of credit have expiration dates within one year of issuance, while commercial letters of credit have longer term commitments. The credit risk involved in issuing letters of credit is essentially the same as the risks that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. The Company had outstanding $3,636,000 and  $5,724,000 of financial and performance letters of credit commitments as of March 31, 2022 and December 31, 2021, respectively. Commercial letters of credit as of March 31, 2022 and December 31, 2021 totaled $9,409,000 and $9,475,000, respectively. Management believes the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential number of future payments required under the corresponding guarantees. The amount of the liability as of March 31, 2022 for payments under letters of credit issued was not material. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk.

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

As of March 31, 2022 and December 31, 2021, interest rate swaps with a notional amount totaling $40,000,000 were designated as cash flow hedges on fixed-rate brokered deposits and certain FHLB advances. The interest rate swaps were determined to be fully effective during the periods presented, and as such, no amount of ineffectiveness has been included in net income. The aggregate fair value of the swaps is recorded in either other assets or other liabilities on the Consolidated Statements of Condition, with changes in fair value recorded in other comprehensive income. The Company expects the hedges to remain fully effective during the remaining terms of the swaps.

The following table reflects the notional amounts and fair values of derivatives recorded on the Consolidated Statements of Condition as of March 31, 2022 and December 31, 2021.

(Dollars in thousands)	March 31, 2022		December 31, 2021
		Fair		Fair
		Value		Value
	Notional	Asset	Notional	Asset
Derivatives designated as hedges:	Amount	(Liability)	Amount	(Liability)
Interest rate swap - pay fixed / receive floating on 3-month brokered deposit	$20,000	$310	$20,000	$52
Interest rate swaps - forward-starting on long-term FHLB advances	20,000	897	20,000	489

The effect of cash flow hedge accounting on accumulated other comprehensive income for the periods ended March 31, 2022 and December 31, 2021 are as follows:

(Dollars in thousands)	March 31, 2022
	Amount of Gain	Location of (Gain)	Amount of (Gain)
	(Loss) Recognized in	Loss Reclassified	Loss Reclassified
	OCI on Derivatives	from OCI into Income	from OCI into Income
Interest rate contracts	$654	Interest expense on short-term borrowings and repurchase agreements	$11

(Dollars in thousands)	December 31, 2021
	Amount of Gain	Location of (Gain)	Amount of (Gain)
	(Loss) Recognized in	Loss Reclassified	Loss Reclassified
	OCI on Derivatives	from OCI into Income	from OCI into Income
Interest rate contracts	$538	Interest expense on short-term borrowings and repurchase agreements	$60

The effect of cash flow hedge accounting on the Consolidated Statements of Income for the three months ended March 31, 2022 and March 31, 2021 is as follows:

Location and Amount of Gain or Loss Recognized in Income on Cash Flow Hedging Relationships

	Interest Expense
	Three Months Ended
	March 31,
(Dollars in thousands)	2022	2021
Effects of cash flow hedging:
Loss on cash flow hedging relationships:
Amount reclassified from AOCI into income	$(11)	$(4)
Total	$(11)	$(4)

13. SUBSEQUENT EVENTS

On April 19, 2022, the Board of Directors declared a cash dividend of $0.22 per share to shareholders of record on May 16, 2022, payable on June 1, 2022.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements:

The information contained in this Quarterly Report on Form 10-Q contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder). These forward-looking statements may include projections of, or guidance on, the Company’s future financial performance, expected levels of future expenses, including future credit losses, anticipated growth strategies, descriptions of new business initiatives and anticipated trends in the Company’s business or financial results. When words such as "may”, "should”, "will”, "could”, "estimates”, "predicts”, "potential”, "continue”, "anticipates”, "believes”, "plans”, "expects”, "future”, "intends”, “projects”, the negative of these terms and other comparable terminology are used in this report, Juniata is making forward-looking statements. Any forward-looking statement made by the Company in this document is based only on Juniata’s current expectations, estimates and projections about future events and financial trends affecting the financial condition of its business based on information currently available to the Company and speaks only as of the date when made. Juniata undertakes no obligation to publicly update or revise forward-looking information, whether as a result of new or updated information, future events, or otherwise. Forward-looking statements are not historical facts or guarantees of future performance. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of the Company’s control, and actual results may differ materially from this forward-looking information and therefore, should not be unduly relied upon.  Many factors could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements, including, but not limited to: (i) the factors set forth in the sections of Juniata’s Annual Report on Form 10-K for the year ended December 31, 2021, titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and factors set forth in other current and periodic reports which Juniata has or will file with the Securities and Exchange Commission, and (ii) the following factors:

●	short- and long-term effects of inflation and rising costs;
●	the impact of labor shortages and supply chain disruptions;
●	changes in general economic, business and political conditions, including those resulting from COVID-19 or other pandemics, a recession or intensified international hostilities;
●	the impact of adverse changes in the economy and real estate markets, including protracted periods of low-growth and sluggish loan demand;
●	the effect of market interest rates and uncertainties, and relative balances of rate-sensitive assets to rate-sensitive liabilities, on net interest margin and net interest income;
●	the effect of competition on rates of deposit and loan growth and net interest margin;
●	increases in non-performing assets, which may result in increases in the allowance for credit losses, loan charge-offs and elevated collection and carrying costs related to such non-performing assets;
●	other income growth, including the impact of regulatory changes which have reduced debit card interchange revenue;
●	investment securities gains and losses, including other than temporary declines in the value of securities which may result in charges to earnings;
●	the effects of changes in the applicable federal income tax rate;
●	the level of other expenses, including salaries and employee benefit expenses;
●	the impact of increased regulatory scrutiny of the banking industry;
●	the impact of governmental monetary and fiscal policies, as well as legislative and regulatory changes;
●	the results of regulatory examination and supervision processes;
●	the failure of assumptions underlying the establishment of reserves for loan and lease losses, and estimations of collateral values and various financial assets and liabilities;
●	the increasing time and expense associated with regulatory compliance and risk management;
●	the ability to implement business strategies, including business acquisition activities and organic branch, product, and service expansion strategies;

●	capital and liquidity strategies, including the impact of the capital and liquidity requirements modified by the Basel III standards;
●	the effects of changes in accounting policies, standards, and interpretations on the presentation in the Company’s consolidated balance sheets and consolidated statements of income;
●	the Company’s failure to identify and to address cyber-security risks;
●	the Company’s ability to keep pace with technological changes;
●	the Company’s ability to attract and retain talented personnel;
●	the Company’s reliance on its subsidiary for substantially all its revenues and its ability to pay dividends;
●	acts of war or terrorism;
●	disruptions due to flooding, severe weather, or other natural disasters;
●	failure of third-party service providers to perform their contractual obligations; and
●	the possibility of a new COVID-19 variant and the related actions taken by governmental authorities and the direct and indirect impacts on the Company, its customers and third parties.

Critical Accounting Policies:

Disclosure of the Company’s significant accounting policies is included in the Company’s critical accounting policies in its Annual Report on Form 10-K for the year ended December 31, 2021. Some of these policies require significant judgments, estimates, and assumptions to be made by management, most particularly in connection with determining the provision for loan losses and the appropriate level of the allowance for loan losses.

General:

The following discussion relates to the consolidated financial condition of the Company as of March 31, 2022, compared to December 31, 2021, and the consolidated results of operations for the three months ended March 31, 2022, compared to the same period in 2021. This discussion should be read in conjunction with the interim consolidated financial statements and related notes included herein.

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

Financial Condition:

Total assets as of March 31, 2022, were $807,874,000, a decrease of $2,644,000, or 0.3%, compared to December 31, 2021. Comparing asset balances on March 31, 2022 and December 31, 2021, total cash and cash equivalents increased by $2,523,000, or 18.7%. Over the same period, debt securities available for sale decreased by $4,381,000, or 1.3%, and total loans decreased by $5,728,000, or 1.4%, primarily due to net PPP loan forgiveness of $5,057,000. As of March 31, 2022, total deposits increased by $12,422,000, or 1.8%, compared to December 31, 2021.

The table below shows changes in deposit volumes by type of deposit between December 31, 2021 and March 31, 2022.

(Dollars in thousands)	March 31,	December 31,	Change
	2022	2021	$	%
Deposits:
Demand, non-interest bearing	$188,710	$182,022	$6,688	3.7%
Interest bearing demand and money market	243,352	240,974	2,378	1.0
Savings	150,633	142,187	8,446	5.9
Time deposits, $250,000 and more	13,094	13,547	(453)	(3.3)
Other time deposits	125,080	129,717	(4,637)	(3.6)
Total deposits	$720,869	$708,447	$12,422	1.8%

As shown in the table below, total loans decreased $5,728,000, or 1.4%, between December 31, 2021 and March 31, 2022. This decrease was primarily in the real estate – commercial class due to a few loan large payoffs, as well as in the commercial, financial and agricultural class because of PPP loan forgiveness payments exceeding loan originations. Partially offsetting these decreases was an increase in the real estate – construction loan class.

(Dollars in thousands)	March 31,	December 31,	Change
	2022	2021	$	%
Loans:
Commercial, financial and agricultural	$58,431	$62,639	$(4,208)	(6.7)%
Real estate - commercial	153,719	159,806	(6,087)	(3.8)
Real estate - construction	49,765	43,281	6,484	15.0
Real estate - mortgage	129,528	131,754	(2,226)	(1.7)
Obligations of states and political subdivisions	16,971	16,323	648	4.0
Personal	4,161	4,500	(339)	(7.5)
Total loans	$412,575	$418,303	$(5,728)	(1.4)%

A summary of the activity in the allowance for loan losses for each of the three month periods ended March 31, 2022 and 2021 is presented below.

(Dollars in thousands)	Three months ended March 31,
	2022	2021
Balance of allowance - January 1	$3,508	$4,094
Loans charged off	(3)	(5)
Recoveries of loans previously charged off	43	46
Net recoveries	40	41
Provision for loan losses	28	(79)
Balance of allowance - end of period	$3,576	$4,056

Ratio of net recoveries during period to average loans outstanding	(0.01)%	(0.01)%

While Juniata continued to experience favorable asset quality trends and net recoveries during the first quarter of 2022, elevated qualitative risk factors were considered in its allowance for loan loss analysis for certain loan segments due to the uncertainty in the economy caused by inflation, labor shortages and supply chain disruptions. The analysis resulted in a loan provision expense of $28,000 in the first quarter of 2022, compared to a provision credit of $79,000 in the first quarter of 2021.

As of March 31, 2022, 21 loans (exclusive of loans acquired with existing credit deterioration) with aggregate outstanding balances of $5,659,000 were individually evaluated for impairment. A collateral analysis was performed on each of the loans individually evaluated for impairment to establish a portion of the reserve needed to carry the impaired loans at no higher than the fair value of their collateral. Following the analysis, one loan was determined to have insufficient collateral at March 31, 2022, requiring the establishment of a specific reserve of less than $500.

As of March 31, 2022, there were $12,659,000 of loans classified as special mention compared to $17,258,000 at December 31, 2021, $7,881,000 classified as substandard loans at March 31, 2022 compared to $8,188,000 at December 31, 2021, and no loans classified as doubtful at March 31, 2022 or December 31, 2021.

Management believes that the reserves carried are adequate to cover probable incurred losses related to these relationships as of March 31, 2022. Management believes the Company has sufficient liquidity and capital and an adequate allowance for loan losses to withstand losses that may occur but continues to closely monitor the financial strength of borrowers whose ability to comply with repayment terms may become permanently impaired.

The following table summarizes the Bank’s non-performing loans, exclusive of loans acquired with credit deterioration, on March 31, 2022 compared to December 31, 2021.

(Dollar amounts in thousands)	March 31, 2022	December 31, 2021
Non-performing loans
Non-accrual loans	$130	$141
Accruing loans past due 90 days or more	—	85
Total	$130	$226

Loans outstanding	$412,575	$418,303

Ratio of non-performing loans to loans outstanding	0.03%	0.05%
Ratio of non-accrual loans to loans outstanding	0.03%	0.03%
Allowance for loan losses to non-accrual loans	2,750.77%	2,487.94%

Total non-performing loans as of March 31, 2022 decreased $96,000 over total non-performing loans as of December 31, 2021, mainly because there were no accruing loans past due 90 days or more as of March 31, 2022.

Stockholders’ equity decreased from December 31, 2021 to March 31, 2022 by $14,565,000, or 20.4%, due to an increase in unrealized losses resulting from the change in market value of debt securities available for sale.

Subsequent to March 31, 2022, the following event took place:

On April 19, 2022, the Board of Directors declared a cash dividend of $0.22 per share to shareholders of record on May 16, 2022, payable on June 1, 2022.

Comparison of the Three Months Ended March 31, 2022 and 2021

Operations Overview:

Net income for the first quarter of 2022 was $2,115,000, an increase of $480,000, or 29.4%, compared to the first quarter of 2021. Basic and diluted earnings per share increased 27.3%, to $0.42, in the first quarter of 2022 compared to basic and diluted earnings per share of $0.33 in the first quarter of 2021.

Annualized return on average equity for the three months ended March 31, 2022 was 12.55%, compared to the return on average equity of 8.68% for the same period in 2021. For the three months ended March 31, annualized return on average assets was 1.04% in 2022, compared to 0.82% in 2021.

Presented below are selected key ratios for the two periods:

	Three Months Ended
	March 31,
	2022	2021
Return on average assets (annualized)	1.04%	0.82%
Return on average equity (annualized)	12.55%	8.68%
Average equity to average assets	8.30%	9.48%
Non-interest income, excluding gain/loss on sales and calls of securities and change in value of equity securities, as a percentage of average assets (annualized)	0.64%	0.59%
Non-interest expense, as a percentage of average assets (annualized)	2.39%	2.31%

The discussion that follows further explains changes in the components of net income when comparing the first quarter of 2022 with the first quarter of 2021.

Net Interest Income:

Net interest income was $5,940,000 during the three months ended March 31, 2022 when compared to $4,943,000 during the three months ended March 31, 2021. Total interest income increased by $706,000 during the first quarter of 2022 compared to the same period in 2021 due to interest collected on previously charged off nonaccrual loans, as well as an increase in yields within the debt security portfolio. Over the same period, total interest expense decreased by $291,000 due to the repayment of FRB advances and prepayment of long-term debt in 2021, as well as a reduction in interest expense on time deposits as customers reinvested at lower rates or moved funds into alternative investments.

Overall, average earning assets increased 3.7% in the first quarter of 2022 compared to the first quarter of 2021, while average interest-bearing liabilities increased 1.7 % over the same period. The net interest margin, on a fully tax equivalent basis, increased from 2.75% during the three months ended March 31, 2021 to 3.17% during the three months ended March 31, 2022, partially due to $434,000 in interest collected on previously charged off nonaccrual loans.

Average loan balances decreased by $12,503,000, as average PPP loan balances declined $18,011,000 during the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Loan interest increased by $331,000 during the first quarter of 2022 compared to the same period in 2021 due to the interest collected on previously charged off nonaccrual loans. The decrease in the average volume of loans outstanding reduced interest income by $132,000, while the 46 basis point increase in the weighted average yield on loans increased interest income by $463,000.

The average balance of investment securities increased $47,768,000, and interest earned on investment securities increased by $373,000 in the first quarter of 2022 compared to the first quarter of 2021. The increase in the average balance and rate on investment securities during the period increased interest income by $171,000, and $202,000, respectively.

Average earning assets increased $27,579,000, to $768,471,000, when comparing the three months ended March 31, 2022 to the three months ended March 31, 2021 due to a 16.3% increase in average investment securities. The yield on earning assets increased 26 basis points, to 3.45%, during the three months ended March 31, 2022, from 3.19% during the same period in 2021. The average balance of interest-bearing liabilities increased over the period by $9,088,000 compared to the same 2021 period, due to a 13.6% increase in average interest-bearing deposits, which was partially offset by a 67.2% decline in average borrowings. The cost to fund interest-earning assets with interest-bearing liabilities decreased 23 basis points, to 0.43%, during the first quarter of 2022 compared to the same period in 2021.

The table below shows the net interest margin on a fully tax-equivalent basis for the three months ended March 31, 2022 and 2021.

Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended			Three Months Ended
(Dollars in thousands)	March 31, 2022			March 31, 2021			Increase (Decrease) Due To (6)
	Average		Yield/	Average		Yield/
	Balance(1)	Interest	Rate	Balance(1)	Interest	Rate	Volume	Rate	Total
ASSETS
Interest earning assets:
Taxable loans (5)	$389,356	$4,914	5.12%	$398,664	$4,543	4.62%	$(108)	$479	$371
Tax-exempt loans	28,209	194	2.78	31,404	234	3.02	(24)	(16)	(40)
Total loans	417,565	5,108	4.96	430,068	4,777	4.50	(132)	463	331
Taxable investment securities	333,421	1,377	1.65	286,778	1,006	1.40	164	207	371
Tax-exempt investment securities	7,427	40	2.15	6,302	38	2.41	7	(5)	2
Total investment securities	340,848	1,417	1.66	293,080	1,044	1.42	171	202	373

Interest bearing deposits	10,058	7	0.29	10,855	5	0.20	(1)	3	2
Federal funds sold	—	—	0.01	6,889	0	0.02	—	—	—
Total interest earning assets	768,471	6,532	3.45	740,892	5,826	3.19	38	668	706

Other assets (7)	44,179			53,987
Total assets	$812,650			$794,879

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing demand deposits (2)	$240,974	85	0.14	$182,591	68	0.15	$22	$(5)	$17
Savings deposits	146,748	18	0.05	129,408	16	0.05	2	—	2
Time deposits	140,728	359	1.03	153,161	535	1.42	(44)	(132)	(176)
Short-term and long-term borrowings and other interest bearing liabilities	26,474	130	2.00	80,676	264	1.33	(180)	46	(134)
Total interest bearing liabilities	554,924	592	0.43	545,836	883	0.66	(200)	(91)	(291)

Non-interest bearing liabilities:
Demand deposits	185,338			168,866
Other	4,977			4,825
Stockholders’ equity	67,411			75,352
Total liabilities and stockholders’ equity	$812,650			$794,879
Net interest income and net interest rate spread		$5,940	3.02%		$4,943	2.53%	$238	$759	$997
Net interest margin on interest earning assets (3)			3.13%			2.71%
Net interest income and net interest margin - Tax equivalent basis (4)		$6,002	3.17%		$5,016	2.75%

Notes:

1)	Average balances were calculated using a daily average.
2)	Includes interest-bearing demand and money market accounts.
3)	Net margin on interest earning assets is net interest income divided by average interest earning assets.
4)	Interest on obligations of states and municipalities is not subject to federal income tax. To make the net yield comparable on a fully taxable basis, a tax equivalent adjustment is applied against the tax-exempt income utilizing a federal tax rate of 21%.
5)	Non-accruing loans are included in the above table until they are charged off.
6)	The change in interest due to rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
7)	Includes gross unrealized gains (losses) on securities available for sale.

Provision for Loan Losses:

In the first quarter of 2022, a $28,000 loan loss provision expense was recorded, compared to a provision credit of $79,000 in the first quarter of 2021. While Juniata continued to experience favorable asset quality trends and net recoveries during the first quarter of 2022, elevated qualitative risk factors were considered in its allowance for loan loss analysis for certain loan segments due to the uncertainty in the economy caused by inflation, labor shortages and supply chain disruptions resulting in a provision expense for the current quarter.

Management regularly reviews the adequacy of the allowance for loan losses and makes assessments as to specific loan impairment, charge-off expectations, general economic conditions in the Bank’s market area, specific loan quality and other factors. See the earlier discussion in the Financial Condition section explaining the information used to determine the provision.

Non-interest Income:

Non-interest income in the first quarter of 2022 was $1,276,000 compared to $1,272,000 in the first quarter of 2021, an increase of $4,000, or 0.3%. Excluding net gains on sales and calls of securities and the change in value of equity securities, non-interest income increased $124,000, or 10.6%, in the first quarter of 2022 compared to the first quarter of 2021.

Most significantly impacting non-interest income in the comparative three month periods was a $116,000 decrease in the value of equity securities in the first quarter of 2022 compared to the first quarter of 2021. Offsetting this decline over the comparative three month periods were increases of $43,000 in trust fees due to an increase in estate fee income, $32,000 in customer service fees, as well as an increase in commissions from sales of non-deposit products due to increased activity. Over the same comparable periods, fees derived from loan activity also increased due to recording more fees from a loan referral program, in addition to growth in guidance lines and services fees resulting from a new loan relationship.

As a percentage of average assets, annualized non-interest income was 0.63% in the first quarter of 2022 compared to 0.64% in the first quarter of 2021. Excluding the gain on sales and calls of securities and change in value of equity securities, the percentage of average assets to annualized non-interest income was 0.64% in the first quarter of 2022 compared to 0.59% in the first quarter of 2021.

Non-interest Expense:

Non-interest expense was $4,864,000 for the three months ended March 31, 2022, compared to $4,588,000 for the same period in 2021, an increase of $276,000, or 6.0%.

Most significantly impacting non-interest expense in the comparative three month periods was a $209,000 increase in employee compensation and benefits expense due to temporary duplication of compensation and benefits expense from temporary duplication of compensation and benefit expense as part of executive transitions and increased medical claims expenses, in addition to a $42,000 decline in the gain on other real estate owned. Partially offsetting these increases in the first quarter of 2022 compared to the first quarter of 2021 were declines in equipment expense due to a decrease in office depreciation between periods, as well as a decrease in professional fees.

As a percentage of average assets, annualized non-interest expense was 2.39% in the first quarter of 2022 compared to 2.31% in the first quarter of 2021.

Provision for income taxes:

An income tax provision of $209,000 was recorded in the first quarter of 2022 compared to a tax provision of $71,000 recorded in the first quarter of 2021, primarily due to higher taxable income recorded in the 2022 period.

The Company qualifies for a federal tax credit for low-income housing project investments, and the tax provisions for each period reflect the application of the tax credit. For the first quarters of both 2022 and 2021, the tax credit was $225,000, offsetting $434,000 and $296,000 in tax expense in the 2022 and 2021 periods, respectively. For the first quarter of 2022, the tax credit lowered the effective tax rate from 18.7% to 9.0% compared to the same period in 2021, when the tax credit lowered the effective tax rate from 17.4% to 4.2%.

Liquidity:

The objective of liquidity management is to ensure that sufficient funding is available, at a reasonable cost, to meet the ongoing operational cash needs of the Company and to take advantage of income producing opportunities as they arise. While the desired level of liquidity will vary depending upon a variety of factors, it is the primary goal of the Company to maintain a high level of liquidity in all economic environments. Principal sources of asset liquidity are provided by loans and securities maturing in one year or less, and other short-term investments, such as federal funds sold and cash and due from banks. Liability liquidity, which is more difficult to measure, can be met by attracting deposits and maintaining the core deposit base. The Company is a member of the Federal Home Loan Bank of Pittsburgh for the purpose of providing short-term liquidity when other sources are unable to fill these needs. During the three months ended March 31, 2022, overnight borrowings from the Federal Home Loan Bank averaged $211,000. As of March 31, 2022, the Company had no short-term borrowings, but had $20,000,000 in long-term debt with the Federal Home Loan Bank with a remaining unused borrowing capacity with the Federal Home Loan Bank of $165,268,000.

The Company may use brokered deposits as an additional funding alternative. Brokered deposits of $30,004,000 and $30,003,000 were included in total interest-bearing deposits as of March 31, 2022 and December 31, 2021, respectively.

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

Off-Balance Sheet Arrangements:

The Company’s consolidated financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk, credit risk, and interest rate risk. These commitments consist mainly of loans approved but not yet funded, unused lines of credit and outstanding letters of credit. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a first-party. Generally, financial and performance letters of credit have expiration dates within one year of issuance, while commercial letters of credit have longer term commitments. The credit risk involved in issuing letters of credit is essentially the same as the risks that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. The Company had $3,636,000 and $5,724,000 of financial and performance letters of credit commitments outstanding as of March 31, 2022 and December 31, 2021, respectively. Commercial letters of credit as of March 31, 2022 and December 31, 2021 totaled $9,409,000 and $9,475,000, respectively.

Management believes the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding letters of credit. The current amount of the liability as of March 31, 2022 for payments under letters of credit issued was not material. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk.

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

The Basel III risk-based capital standards require financial institutions to maintain: (a) a minimum ratio of common equity tier 1 (“CET1”) to risk-weighted assets of at least 4.5%, (b) a minimum ratio of tier 1 capital to risk-weighted assets of at least 6.0%; (c) a minimum ratio of total (that is, tier 1 plus tier 2) capital to risk-weighted assets of at least 8.0%); and (d) a minimum leverage ratio of 4.0%, calculated as the ratio of tier 1 capital balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter). In addition, the rules also limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” of 2.5% above the minimum risk-based standards stated in (a) - (c) above.

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

At March 31, 2022, the Bank exceeded the regulatory requirements to be considered a "well capitalized" financial institution under Basel III.

The Company’s principal source of funds for dividend payments is dividends received from the Bank. Certain regulatory restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. At March 31, 2022, $38,361,000 in undistributed earnings of the Bank, included in the consolidated stockholders’ equity, was available for distribution to the Company as dividends without prior regulatory approval, subject to regulatory capital requirements.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2022, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined by the Securities Exchange Act of 1934 (“Exchange Act”), Rule 13a-15(e). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting.

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

Item 1A.      RISK FACTORS

There have been no other material changes to the risk factors that were disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company periodically repurchases shares of its common stock under a share repurchase program approved by the Board of Directors. In November of 2021, the Board of Directors authorized the repurchase of an additional 200,000 shares of its common stock through the Company’s share repurchase program for a total of 209,307 shares authorized to be repurchased at that time. The program will remain authorized until all approved shares are repurchased, unless terminated by the Board of Directors. As of March 31, 2022, 209,137 shares remained available to purchase under that program. Transactions pursuant to the repurchase program in the three month period ended March 31, 2022 are shown below.

			Total Number of
	Total Number		Shares Purchased as	Maximum Number of
	of Shares	Average	Part of Publicly	Shares that May Yet Be
	Purchased or Restricted	Price Paid	Announced Plans or	Purchased Under the
Period	Shares Forfeited	per Share	Programs	Plans or Programs (1)
January 1-31, 2022	—	$—	—	209,307
February 1-28, 2022	170	16.70	170	209,137
March 1-31, 2022	—	—	—	209,137

Totals	170		170	209,137

No repurchase plan or program expired during the quarter. The Company has no stock repurchase plan or program that it has determined to terminate prior to expiration or under which it does not intend to make further purchases.

Item 3.         DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4.         MINE SAFETY DISCLOSURES

Not applicable

Item 5.         OTHER INFORMATION

None

Item 6.        EXHIBITS

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3(i) to the Company’s Current Report on Form 8-K filed with the SEC on November 12, 2015)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the SEC on February 27, 2019)
10.1	Amended Directors Deferred Compensation Agreement (filed herewith)
31.1	Rule 13a – 14(a)/15d – 14(a) Certification of President and Chief Executive Officer
31.2	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of President and Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Juniata Valley Financial Corp.
(Registrant)

Date:	MAY 13, 2022	By:	/s/ Marcie A. Barber
Marcie A. Barber, President
Chief Executive Officer
(Principal Executive Officer)

Date:	May 13, 2022	By:	/s/ JoAnn N. McMinn
JoAnn N. McMinn
Chief Financial Officer
(Principal Accounting Officer and
Principal Financial Officer)