Form 10-Q
period 2022-06-30
JUNIATA VALLEY FINANCIAL CORP
filed 2022-08-12
CIK 714712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes        ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 12, 2022
Common Stock ($1.00 par value)	5,003,059 shares

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Financial Condition

	(Unaudited)
(Dollars in thousands, except share data)	June 30, 2022	December 31, 2021
ASSETS
Cash and due from banks	$14,435	$12,928
Interest bearing deposits with banks	8,239	598
Cash and cash equivalents	22,674	13,526
Interest bearing time deposits with banks	245	735
Equity securities	1,044	1,124
Debt securities available for sale	303,627	335,424
Restricted investment in bank stock	2,587	2,116
Total loans	441,079	418,303
Less: Allowance for loan losses	(3,813)	(3,508)
Total loans, net of allowance for loan losses	437,266	414,795
Premises and equipment, net	8,246	8,371
Other real estate owned	—	87
Bank owned life insurance and annuities	16,881	16,852
Investment in low income housing partnerships	1,906	2,306
Core deposit and other intangible assets	148	175
Goodwill	9,047	9,047
Mortgage servicing rights	101	120
Accrued interest receivable and other assets	13,891	5,840
Total assets	$817,663	$810,518
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$196,322	$182,022
Interest bearing	523,535	526,425
Total deposits	719,857	708,447
Short-term borrowings and repurchase agreements	25,029	4,227
Long-term debt	20,000	20,000
Other interest bearing liabilities	1,021	1,568
Accrued interest payable and other liabilities	5,331	4,986
Total liabilities	771,238	739,228
Commitments and contingent liabilities
Stockholders’ Equity:
Preferred stock, no par value: Authorized - 500,000 shares, none issued	—	—
Common stock, par value $1.00 per share: Authorized 20,000,000 shares; Issued - 5,151,279 shares at June 30, 2022 and December 31, 2021; Outstanding - 5,003,059 shares at June 30, 2022 and 4,988,542 shares at December 31, 2021	5,151	5,151
Surplus	24,926	25,008
Retained earnings	49,196	47,298
Accumulated other comprehensive loss	(30,310)	(3,365)
Cost of common stock in Treasury: 148,220 shares at June 30, 2022; 162,737 shares at December 31, 2021	(2,538)	(2,802)
Total stockholders’ equity	46,425	71,290
Total liabilities and stockholders’ equity	$817,663	$810,518

See Notes to Consolidated Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Income (Unaudited)

	Three Months Ended		Six Months Ended
(Dollars in thousands, except share data)	June 30,		June 30,
	2022	2021	2022	2021
Interest and dividend income:
Loans, including fees	$5,052	$4,794	$10,160	$9,571
Taxable securities	1,609	1,187	2,986	2,193
Tax-exempt securities	40	38	80	76
Other interest income	18	6	25	11
Total interest income	6,719	6,025	13,251	11,851
Interest expense:
Deposits	550	597	1,012	1,216
Short-term borrowings and repurchase agreements	22	21	35	53
FRB advances	—	—	—	18
Long-term debt	118	213	234	425
Other interest bearing liabilities	1	1	2	3
Total interest expense	691	832	1,283	1,715
Net interest income	6,028	5,193	11,968	10,136
Provision for loan losses	222	(200)	250	(279)
Net interest income after provision for loan losses	5,806	5,393	11,718	10,415
Non-interest income:
Customer service fees	362	320	719	645
Debit card fee income	435	451	845	864
Earnings on bank-owned life insurance and annuities	59	68	111	122
Trust fees	95	115	250	227
Commissions from sales of non-deposit products	112	105	216	185
Fees derived from loan activity	102	92	232	196
Mortgage banking income	6	10	13	18
Gain (loss) on sales and calls of securities	(1,074)	54	(1,074)	58
Change in value of equity securities	(57)	8	(80)	101
Gain from life insurance proceeds	51	—	51	—
Other non-interest income	1,291	79	1,375	158
Total non-interest income	1,382	1,302	2,658	2,574
Non-interest expense:
Employee compensation expense	2,213	2,062	4,235	4,031
Employee benefits	613	614	1,314	1,159
Occupancy	319	312	650	642
Equipment	184	192	359	381
Data processing expense	650	673	1,229	1,256
Professional fees	188	195	364	383
Taxes, other than income	133	119	264	243
FDIC Insurance premiums	72	70	164	151
Gain on other real estate owned	—	—	(7)	(49)
Amortization of intangible assets	14	17	27	33
Amortization of investment in low-income housing partnerships	200	200	400	400
Other non-interest expense	442	413	893	825
Total non-interest expense	5,028	4,867	9,892	9,455
Income before income taxes	2,160	1,828	4,484	3,534
Income tax provision	177	89	386	160
Net income	$1,983	$1,739	$4,098	$3,374
Earnings per share
Basic	$0.40	$0.35	$0.82	$0.67
Diluted	$0.40	$0.35	$0.82	$0.67

See Notes to Consolidated Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(Dollars in thousands)	Three Months Ended June 30,
	2022			2021
	Pre-Tax	Tax	Net of Tax	Pre-Tax	Tax	Net of Tax
	Amount	Effect	Amount	Amount	Effect	Amount
Net income	$2,160	$(177)	$1,983	$1,828	$(89)	$1,739
Other comprehensive income (loss):
Available for sale securities:
Unrealized holding gains (losses) arising during the period	(14,634)	3,073	(11,561)	1,112	(233)	879
Reclassification adjustment for (gains) losses included in net income (1) (3)	1,074	(226)	848	(54)	11	(43)
Unrealized gains (losses) on cash flow hedge	460	(97)	363	(301)	64	(237)
Reclassification adjustment for (gains) losses included in net income (2) (3)	(1,242)	261	(981)	22	(5)	17
Other comprehensive income (loss)	(14,342)	3,011	(11,331)	779	(163)	616
Total comprehensive income (loss)	$(12,182)	$2,834	$(9,348)	$2,607	$(252)	$2,355

(Dollars in thousands)	Six Months Ended June 30,
	2022			2021
	Pre-Tax	Tax	Net-of-Tax	Pre-Tax	Tax	Net-of-Tax
	Amount	Effect	Amount	Amount	Effect	Amount
Net income	$4,484	$(386)	$4,098	$3,534	$(160)	$3,374
Other comprehensive loss:
Available for sale securities:
Unrealized holding losses arising during the period	(35,065)	7,364	(27,701)	(4,799)	1,008	(3,791)
Reclassification adjustment for (gains) losses included in net income (1) (3)	1,074	(226)	848	(58)	12	(46)
Unrealized gains on cash flow hedge	1,114	(234)	880	411	(86)	325
Reclassification adjustment for (gains) losses included in net income (2) (3)	(1,231)	259	(972)	26	(6)	20
Other comprehensive loss	(34,108)	7,163	(26,945)	(4,420)	928	(3,492)
Total comprehensive loss	$(29,624)	$6,777	$(22,847)	$(886)	$768	$(118)

(1)	Amounts are included in gain (loss) on sales and calls of securities on the Consolidated Statements of Income as a separate element within total non-interest income.
(2)	Amounts are included in interest expense on short-term borrowings and repurchase agreements and in other non-interest income on the Consolidated Statements of Income.
(3)	Income tax amounts are included in the provision for income taxes on the Consolidated Statements of Income.

See Notes to Consolidated Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Stockholders’ Equity (Unaudited)

	Three months ended June 30, 2022
					Accumulated
(Dollars in thousands, except share data)	Number				Other		Total
	of Shares	Common		Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Surplus	Earnings	Loss	Stock	Equity
Balance, April 1, 2022	4,998,858	$5,151	$24,864	$48,313	$(18,979)	$(2,624)	$56,725
Net income				1,983			1,983
Other comprehensive loss					(11,331)		(11,331)
Cash dividends at $0.22 per share				(1,100)			(1,100)
Stock-based compensation			79				79
Purchase of treasury stock	(825)						—
Treasury stock issued for stock plans	5,026		(17)			86	69
Balance, June 30, 2022	5,003,059	$5,151	$24,926	$49,196	$(30,310)	$(2,538)	$46,425

	Six months ended June 30, 2022
					Accumulated
(Dollars in thousands, except share data)	Number				Other		Total
	of Shares	Common		Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Surplus	Earnings	Loss	Stock	Equity
Balance, January 1, 2022	4,988,542	5,151	25,008	47,298	(3,365)	(2,802)	$71,290
Net income				4,098			4,098
Other comprehensive loss					(26,945)		(26,945)
Cash dividends at $0.44 per share				(2,200)			(2,200)
Stock-based compensation			116				116
Purchase of treasury stock	(995)					(3)	(3)
Treasury stock issued for stock plans	15,512		(198)			267	69
Balance, June 30, 2022	5,003,059	$5,151	$24,926	$49,196	$(30,310)	$(2,538)	$46,425

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Stockholders’ Equity (Unaudited)

	Three months ended June 30, 2021
					Accumulated
(Dollars in thousands, except share data)	Number				Other		Total
	of Shares	Common		Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Surplus	Earnings	Income (Loss)	Stock	Equity
Balance, April 1, 2021	5,006,695	$5,151	$24,893	$45,629	$(590)	$(2,509)	$72,574
Net income				1,739			1,739
Other comprehensive income					616		616
Cash dividends at $0.22 per share				(1,102)			(1,102)
Stock-based compensation			37				37
Purchase of treasury stock	(11,613)					(192)	(192)
Treasury stock issued for stock plans	4,944		(8)			85	77
Balance, June 30, 2021	5,000,026	$5,151	$24,922	$46,266	$26	$(2,616)	$73,749

	Six months ended June 30, 2021
					Accumulated
(Dollars in thousands, except share data)	Number				Other		Total
	of Shares	Common		Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Surplus	Earnings	Income (Loss)	Stock	Equity
Balance, January 1, 2021	5,025,441	$5,151	$25,011	$45,096	$3,518	$(2,179)	$76,597
Net income				3,374			3,374
Other comprehensive loss					(3,492)		(3,492)
Cash dividends at $0.44 per share				(2,204)			(2,204)
Stock-based compensation			72				72
Purchase of treasury stock	(39,198)					(675)	(675)
Treasury stock issued for stock plans	13,783		(161)			238	77
Balance, June 30, 2021	5,000,026	$5,151	$24,922	$46,266	$26	$(2,616)	$73,749

See Notes to Consolidated Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)	Six Months Ended June 30,
	2022	2021
Operating activities:
Net income	$4,098	$3,374
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	250	(279)
Depreciation	321	372
Net amortization of securities premiums	275	733
Net amortization of loan origination fees	381	346
Deferred net loan origination costs	(280)	(296)
Amortization of intangibles	27	33
Amortization of investment in low income housing partnerships	400	400
Net amortization of purchase fair value adjustments	(56)	(92)
Net realized (gain) loss on sales and calls of available for sale securities	1,074	(58)
Change in value of equity securities	80	(101)
Net gain on other real estate owned	(7)	(49)
Earnings on bank owned life insurance and annuities	(111)	(122)
Deferred income tax benefit	(59)	(151)
Stock-based compensation expense	116	72
Proceeds from mortgage loans sold to others	32	38
Mortgage banking income	(13)	(18)
Gain from life insurance proceeds	(51)	—
Increase in accrued interest receivable and other assets	(946)	(576)
Decrease in accrued interest payable and other liabilities	(202)	(206)
Net cash provided by operating activities	5,329	3,420
Investing activities:
Purchases of:
Securities available for sale	(40,377)	(136,852)
FHLB stock	(471)	—
Premises and equipment	(196)	(104)
Bank owned life insurance and annuities	(13)	(18)
Proceeds from:
Sales of debt securities available for sale	17,134	32,869
Maturities of and principal repayments on securities available for sale	19,700	42,849
Redemption of FHLB stock	—	538
Life insurance claims	146	—
Sale of other real estate owned	94	—
Net decrease in interest bearing time deposits with banks	490	—
Net increase in loans	(22,766)	(8,453)
Net cash used in investing activities	(26,259)	(69,171)
Financing activities:
Net increase in deposits	11,410	85,669
Net increase (decrease) in short-term borrowings and securities sold under agreements to repurchase	20,802	(12,597)
Repayment of FRB advances	—	(27,955)
Cash dividends	(2,200)	(2,204)
Purchase of treasury stock	(3)	(675)
Treasury stock issued for employee stock plans	69	77
Net cash provided by financing activities	30,078	42,315
Net increase (decrease) in cash and cash equivalents	9,148	(23,436)
Cash and cash equivalents at beginning of year	13,526	41,621
Cash and cash equivalents at end of period	$22,674	$18,185
Supplemental information:
Interest paid	$1,320	$1,830
Income tax paid	250	75
Supplemental schedule of noncash investing and financing activities:
Transfer of loans to other real estate owned	$—	$61
Transfer of loans to repossessed vehicles	—	1

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

In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three and six month periods ended June 30, 2022 are not necessarily indicative of the results that can be expected for the year ending December 31, 2022. For further information, refer to the consolidated financial statements and notes thereto included in Juniata Valley Financial Corp.’s Annual Report on Form 10-K (“Annual Report”) for the year ended December 31, 2021.

The Company has evaluated events and transactions occurring subsequent to the consolidated statement of financial condition date of June 30, 2022 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

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

Effective Date: On October 16, 2019, the FASB voted and approved a delay of the effective date of this ASU for smaller reporting companies until fiscal years beginning after December 15, 2022. Since the Company is a smaller reporting company, the delay of the effective date of ASU 2016-13 approved by the FASB applies to the Company. In preparation, the Company has taken steps to prepare for the implementation when it becomes effective by forming a CECL transition team, gathering pertinent data, assessing the sufficiency of data currently available through its core database, participating in training courses, and partnering with a software provider that specializes in ALLL analysis. The Company’s CECL transition team started running parallel calculations between CECL and the incurred loss model during the second quarter to evaluate the impact of the amended guidance on its consolidated financial statements and disclosures. The team expects the allowance for loan and lease losses (“ALLL”) to increase upon adoption because it will be required to cover the full remaining expected life of the portfolio, rather than the incurred loss under current U.S. GAAP. The extent of this increase will depend on economic conditions and the composition of the Company’s loan portfolio at the time of adoption.

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

3. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Components of accumulated other comprehensive income (loss), net of tax, consisted of the following:

(Dollars in thousands)
June 30, 2022	Gains on Cash Flow Hedges	Unrealized Losses on Available for Sale Securities	Total
Beginning balance, December 31, 2021	$427	$(3,792)	$(3,365)
Current period other comprehensive income (loss):
Other comprehensive income (loss) before reclassification	880	(27,701)	(26,821)
Amounts reclassified from accumulated other comprehensive income (loss)	(972)	848	(124)
Net current period other comprehensive loss	(92)	(26,853)	(26,945)
Ending balance, June 30, 2022	$335	$(30,645)	$(30,310)

(Dollars in thousands)
June 30, 2021	Gains and (Losses) on Cash Flow Hedges	Unrealized Gains and (Losses) on Available for Sale Securities	Total
Beginning balance, December 31, 2020	$(45)	$3,563	$3,518
Current period other comprehensive income (loss):
Other comprehensive income (loss) before reclassification	325	(3,791)	(3,466)
Amounts reclassified from accumulated other comprehensive income (loss)	20	(46)	(26)
Net current period other comprehensive income (loss)	345	(3,837)	(3,492)
Ending balance, June 30, 2021	$300	$(274)	$26

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

The following tables set forth the computation of basic and diluted earnings per share:

(Amounts in thousands, except earnings per share data)	Three Months Ended June 30,
	2022	2021
Net income	$1,983	$1,739
Weighted-average common shares outstanding	5,000	5,008
Basic earnings per share	0.40	0.35

Weighted-average common shares outstanding	$5,000	$5,008
Common stock equivalents due to effect of stock options	8	8
Total weighted-average common shares and equivalents	$5,008	$5,016
Diluted earnings per share	$0.40	$0.35
Anti-dilutive stock options outstanding	—	—

(Amounts in thousands, except earnings per share data)	Six months ended June 30,
	2022	2021
Net income	$4,098	$3,374
Weighted-average common shares outstanding	4,997	5,013
Basic earnings per share	0.82	0.67

Weighted-average common shares outstanding	$4,997	$5,013
Common stock equivalents due to effect of stock options	10	8
Total weighted-average common shares and equivalents	$5,007	$5,021
Diluted earnings per share	$0.82	$0.67
Anti-dilutive stock options outstanding	2	2

5. SECURITIES

Equity Securities

Equity securities owned by the Company consist of common stock of various financial services providers. ASC Topic 321, Investments – Equity Securities requires all equity securities within its scope to be measured at fair value with changes in fair value recognized in net income. As of June 30, 2022, the Company had $1.0 million in equity securities recorded at fair value and $1.1 million in equity securities were recorded at fair value at December 31, 2021. The Company recorded net losses of $57,000 and $80,000 during the respective three and six months ended June 30, 2022, and net gains of $8,000 and $101,000 during the respective three and six months ended June 30, 2021, due to changes in the fair value of the Company’s portfolio of equity securities during the applicable periods.

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

The Company’s available for sale investment portfolio includes primarily bonds issued by U.S. Government sponsored enterprises (approximately 14% of the investment portfolio), mortgage-backed securities issued by Government-sponsored entities and backed by residential mortgages (approximately 76%), corporate debt securities (approximately 7%) and municipal bonds (approximately 3%) as of June 30, 2022. Most of the municipal bonds are general obligation bonds with maturities or pre-refunding dates within 5 years.

At each of June 30, 2022 and December 31, 2021, the Company had holdings of securities from two issuers in excess of 10% of stockholders’ equity, other than the U.S. Government and its agencies. Holdings in Federal Farm Credit Bank and Pennsylvania Housing Finance securities had fair values of $11.4 million and $6.7 million, respectively, as of June 30, 2022, and $12.4 million and $7.5 million, respectively, as of December 31, 2021.

The amortized cost and fair value of debt securities available for sale as of June 30, 2022 and December 31, 2021, by contractual maturity, are shown in the tables below. Expected maturities may differ from contractual maturities because the securities may be called or prepaid with or without prepayment penalties.

(Dollars in thousands)	June 30, 2022
			Gross	Gross
	Amortized	Fair	Unrealized	Unrealized
Debt Securities Available for Sale	Cost	Value	Gains	Losses
Type and Maturity
Obligations of U.S. Government sponsored enterprises
After one year but within five years	$17,947	$16,447	$—	$(1,500)
After five years but within ten years	28,912	25,400	—	(3,512)
	46,859	41,847	—	(5,012)
Obligations of state and political subdivisions
After one year but within five years	3,804	3,787	8	(25)
After five years but within ten years	3,871	3,281	—	(590)
After ten years	1,501	1,231	—	(270)
	9,176	8,299	8	(885)
Corporate debt securities
After one year but within five years	4,704	4,381	—	(323)
After five years but within ten years	19,516	18,188	14	(1,342)
	24,220	22,569	14	(1,665)
Mortgage-backed securities	262,163	230,912	6	(31,257)
Total	$342,418	$303,627	$28	$(38,819)

(Dollars in thousands)	December 31, 2021
			Gross	Gross
	Amortized	Fair	Unrealized	Unrealized
Debt Securities Available for Sale	Cost	Value	Gains	Losses
Type and Maturity
Obligations of U.S. Government sponsored enterprises
After one year but within five years	$6,000	$5,807	$—	$(193)
After five years but within ten years	35,881	34,719	—	(1,162)
	41,881	40,526	—	(1,355)
Obligations of state and political subdivisions
After one year but within five years	3,810	3,937	129	(2)
After five years but within ten years	1,246	1,221	—	(25)
After ten years	4,118	4,062	—	(56)
	9,174	9,220	129	(83)
Corporate debt securities
After one year but within five years	2,000	1,972	—	(28)
After five years but within ten years	32,408	33,024	805	(189)
	34,408	34,996	805	(217)
Mortgage-backed securities	254,762	250,682	812	(4,892)
Total	$340,225	$335,424	$1,746	$(6,547)

Certain obligations of the U.S. Government and state and political subdivisions, as well as mortgage-backed securities are pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law. The carrying value of the pledged assets was $87.6 million and $82.7 million on June 30, 2022 and December 31, 2021, respectively.

In addition to cash received from the scheduled maturities of investment securities, some securities available for sale are sold or called at current market values during normal operations.

The following table summarizes proceeds received from sales or calls of available for sale investment securities transactions and the resulting realized gains and losses during the six months ended June 30, 2022 and 2021.

(Dollars in thousands)	Six Months Ended
	June 30,
	2022	2021
Gross proceeds from sales and calls of securities	$17,134	$32,869
Securities available for sale:
Gross realized gains from sold and called securities	$25	$130
Gross realized losses from sold and called securities	(1,099)	(72)
Net gains (losses) from sales and calls of securities	$(1,074)	$58

The Bank sold $18.2 million, par value, of subordinated debt of unconsolidated financial institutions, classified as corporate debt securities, at a loss of $1.1 million during the second quarter of 2022. Management’s intent with respect to these securities changed in the second quarter due to the adverse regulatory impact of substantial (relative to capital) holdings of subordinated debt.

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

The following tables show gross unrealized losses and fair values of debt securities available for sale, aggregated by category and length of time the individual securities have been in a continuous unrealized loss position at June 30, 2022 and December 31, 2021:

	Unrealized Losses at June 30, 2022
	Less Than 12 Months			12 Months or More			Total
(Dollars in thousands)	Number			Number			Number
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Obligations of U.S. Government sponsored enterprises	2	$7,237	$(503)	7	$34,610	$(4,509)	9	$41,847	$(5,012)
Obligations of state and political subdivisions	8	5,758	(823)	1	472	(62)	9	6,230	(885)
Corporate debt securities	11	19,539	(1,665)	—	—	—	11	19,539	(1,665)
Mortgage-backed securities	61	145,673	(17,524)	21	80,244	(13,733)	82	225,917	(31,257)
Total temporarily impaired securities	82	$178,207	$(20,515)	29	$115,326	$(18,304)	111	$293,533	$(38,819)

	Unrealized Losses at December 31, 2021
	Less Than 12 Months			12 Months or More			Total
(Dollars in thousands)	Number			Number			Number
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Obligations of U.S. Government sponsored enterprises	5	$22,130	$(752)	3	$18,396	$(603)	8	$40,526	$(1,355)
Obligations of state and political subdivisions	7	5,781	(83)	—	—	—	7	5,781	(83)
Corporate debt securities	6	10,144	(217)	—	—	—	6	10,144	(217)
Mortgage-backed securities	36	182,328	(3,504)	5	26,443	(1,388)	41	208,771	(4,892)
Total temporarily impaired securities	54	$220,383	$(4,556)	8	$44,839	$(1,991)	62	$265,222	$(6,547)

At June 30, 2022, nine obligations of U.S. Government sponsored enterprises, nine obligations of state and political subdivisions, eleven corporate debt securities, and eighty-two mortgage-backed securities had unrealized losses. Twenty-nine of these securities have been in a continuous loss position for twelve months or more. The mortgage-backed securities in the Company’s portfolio are government sponsored enterprise (“GSE”) pass-through instruments issued by the Federal National Mortgage Association (“FNMA”) or Federal Home Loan Mortgage Corporation (“FHLMC”), which guarantees the timely payment of principal on these investments.

The unrealized losses noted in the tables above are considered temporary impairments. The decline in the values of the debt securities is due only to interest rate fluctuations, rather than erosion of issuer credit quality. As a result, the payment of contractual cash flows, including principal repayment, is not at risk. Because the Company does not intend to sell the securities, does not believe the Company will be required to sell the securities before recovery and expects to recover the entire amortized cost basis, no debt securities were deemed to be other-than-temporarily impaired for the periods ended June 30, 2022 or December 31, 2021, respectively.

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

Paycheck Protection Program Loans

The CARES Act established the Paycheck Protection Program (“PPP”) which is administered by the Small Business Administration (“SBA”). The PPP began on April 3, 2020 and provided economic relief to small businesses nationwide that were adversely impacted under the COVID-19 Emergency Declaration issued on March 13, 2020. It also provided for forgiveness of the PPP loans in an amount up to the full principal amount of qualifying loans. The Paycheck Protection Program Flexibility Act of 2020 (“PPP Flexibility Act”) extended the covered period for loan forgiveness to 24 weeks and amended the requirements regarding forgiveness of PPP loans by reducing the portion of PPP loan proceeds that must be used for payroll costs to be eligible for full forgiveness from 75% to 60%. Additionally, the PPP Flexibility Act extended the maturity date for PPP loans made on, or after June 5, 2020 from two years to five years. The 2021 Consolidated Appropriations Act provided several amendments to the PPP, including additional funding for first and second draws of PPP loans up to May 31, 2021.

The Company participated in the PPP and funded 870 PPP loans totaling $51.0 million. PPP loans are included in the commercial, financial and agricultural loan class. As of June 30, 2022, thirty PPP loans, totaling $1.6 million, remained outstanding with related unamortized net fees of $62,000. As of December 31, 2021, 194 PPP loans, totaling $10.1 million remained outstanding with related unamortized net fees of $485,000.

Loan Portfolio Classification

The following table presents the loan portfolio by class at June 30, 2022 and December 31, 2021.

(Dollars in thousands)
	June 30, 2022	December 31, 2021
Commercial, financial and agricultural	$60,043	$62,639
Real estate - commercial	170,385	159,806
Real estate - construction	53,221	43,281
Real estate - mortgage	133,197	131,754
Obligations of states and political subdivisions	20,285	16,323
Personal	3,948	4,500
Total	$441,079	$418,303

The following table summarizes the activity in the allowance for loan losses by loan class, for the three and six months ended June 30, 2022 and 2021.

(Dollars in thousands)				Obligations
	Commercial,			of states
	financial and	Real estate-	Real estate-	and political	Real estate-
	agricultural	commercial	construction	subdivisions	mortgage	Personal	Total
Three Months Ended
June 30, 2022
Balance, beginning of period	$259	$836	$1,170	$47	$1,228	$36	$3,576
Provision for loan losses	27	98	38	9	49	1	222
Charge-offs	—	—	—	—	—	(3)	(3)
Recoveries	—	—	—	—	17	1	18
Balance, end of period	$286	$934	$1,208	$56	$1,294	$35	$3,813
June 30, 2021
Balance, beginning of period	$296	$1,520	$946	$30	$1,183	$81	$4,056
Provision for loan losses	(14)	(85)	(50)	3	(32)	(22)	(200)
Charge-offs	—	—	—	—	—	(3)	(3)
Recoveries	7	—	28	—	13	5	53
Balance, end of period	$289	$1,435	$924	$33	$1,164	$61	$3,906

Six Months Ended
June 30, 2022
Balance, beginning of period	$251	$1,020	$884	$45	$1,269	$39	$3,508
Provision for loan losses	35	(86)	324	11	(33)	(1)	250
Charge-offs	—	—	—	—	(1)	(5)	(6)
Recoveries	—	—	—	—	59	2	61
Balance, end of period	$286	$934	$1,208	$56	$1,294	$35	$3,813
June 30, 2021
Balance, beginning of period	$302	$908	$1,586	$28	$1,200	$70	$4,094
Provision for loan losses	(20)	527	(718)	5	(65)	(8)	(279)
Charge-offs	—	—	—	—	—	(8)	(8)
Recoveries	7	—	56	—	29	7	99
Balance, end of period	$289	$1,435	$924	$33	$1,164	$61	$3,906

The following table summarizes loans by loan class, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of June 30, 2022 and December 31, 2021.

(Dollars in thousands)				Obligations
	Commercial,			of states
	financial and	Real estate-	Real estate-	and political	Real estate-
	agricultural	commercial	construction	subdivisions	mortgage	Personal	Total
June 30, 2022
Loans allocated by:
Individually evaluated for impairment	$—	$5,220	$—	$—	$372	$—	$5,592
Acquired with credit deterioration	—	303	—	—	439	—	742
Collectively evaluated for impairment	60,043	164,862	53,221	20,285	132,386	3,948	434,745
	$60,043	$170,385	$53,221	$20,285	$133,197	$3,948	$441,079
Allowance for loan losses allocated by:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Acquired with credit deterioration	—	—	—	—	—	—	—
Collectively evaluated for impairment	286	934	1,208	56	1,294	35	3,813
	$286	$934	$1,208	$56	$1,294	$35	$3,813

December 31, 2021
Loans allocated by:
Individually evaluated for impairment	$—	$5,262	$—	$—	$437	$—	$5,699
Acquired with credit deterioration	—	357	—	—	481	—	838
Collectively evaluated for impairment	62,639	154,187	43,281	16,323	130,836	4,500	411,766
	$62,639	$159,806	$43,281	$16,323	$131,754	$4,500	$418,303
Allowance for loan losses allocated by:
Individually evaluated for impairment	$—	$—	$—	$—	$2	$—	$2
Acquired with credit deterioration	—	—	—	—	—	—	—
Collectively evaluated for impairment	251	1,020	884	45	1,267	39	3,506
	$251	$1,020	$884	$45	$1,269	$39	$3,508

The Company has certain loans in its portfolio that it considers to be impaired. It is the policy of the Company to recognize income on impaired loans that have been transferred to nonaccrual status on a cash basis, only to the extent that it exceeds anticipated principal balance recovery. Until an impaired loan is placed on nonaccrual status, income is recognized on the accrual basis. Collateral analysis is performed on each impaired loan at least quarterly, and results are used to determine if a specific reserve is necessary to adjust the carrying value of each individual loan down to the estimated fair value. Generally, specific reserves are carried against impaired loans based upon estimated collateral value until a confirming loss event occurs or until termination of the credit is scheduled through liquidation of the collateral or foreclosure.  There were no consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process as of June 30, 2022. As of December 31, 2021, there was $85,000 in consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process. Charge-offs will occur when a confirmed loss is identified. Professional appraisals of collateral, discounted for expected selling costs, appraisal age, economic conditions and other known factors, are used to determine the charge-off amount.

The following table summarizes information regarding impaired loans by portfolio class as of June 30, 2022 and December 31, 2021. One loan was determined to have insufficient collateral as of December 31, 2021, requiring the establishment of a specific reserve of $2,000.

(Dollars in thousands)	As of June 30, 2022			As of December 31, 2021
	Recorded	Unpaid Principal	Related	Recorded	Unpaid Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
Impaired loans
With no related allowance recorded:
Real estate - commercial	$5,220	$5,672	$—	$5,262	$5,720	$—
Acquired with credit deterioration	303	355	—	357	366	—
Real estate – construction	—	—	—	—	649	—
Real estate - mortgage	372	1,041	—	368	1,054	—
Acquired with credit deterioration	439	646	—	481	660	—
With an allowance recorded:
Real estate - mortgage	$—	$—	$—	$69	$68	$2
Total:
Real estate - commercial	$5,220	$5,672	$—	$5,262	$5,720	$—
Acquired with credit deterioration	303	355	—	357	366	—
Real estate - construction	—	—	—	—	649	—
Real estate – mortgage	372	1,041	—	437	1,122	2
Acquired with credit deterioration	439	646	—	481	660	—
	$6,334	$7,714	$—	$6,537	$8,517	$2

Average recorded investment of impaired loans and related interest income recognized for the three and six months ended June 30, 2022 and 2021 are summarized in the table below.

(Dollars in thousands)	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
	Average	Interest	Cash Basis	Average	Interest	Cash Basis
	Recorded	Income	Interest	Recorded	Income	Interest
	Investment	Recognized	Income	Investment	Recognized	Income
Impaired loans
With no related allowance recorded:
Real estate - commercial	$5,241	$68	$—	$4,082	$98	$—
Acquired with credit deterioration	348	—	—	339	—	—
Real estate - mortgage	399	2	10	576	4	10
Acquired with credit deterioration	454	—	—	600	—	—
Total:
Real estate - commercial	$5,241	$68	$—	$4,082	$98	$—
Acquired with credit deterioration	348	—	—	339	—	—
Real estate - mortgage	399	2	10	576	4	10
Acquired with credit deterioration	454	—	—	600	—	—
	$6,442	$70	$10	$5,597	$102	$10

(Dollars in thousands)	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
	Average	Interest	Cash Basis	Average	Interest	Cash Basis
	Recorded	Income	Interest	Recorded	Income	Interest
	Investment	Recognized	Income	Investment	Recognized	Income
Impaired Loans
With no related allowance recorded:
Real estate - commercial	$5,252	$131	$—	$2,957	$111	$—
Acquired with credit deterioration	350	—	—	336	—	—
Real estate - mortgage	412	5	20	628	7	20
Acquired with credit deterioration	462	—	—	606	—	—
Total:
Real estate - commercial	$5,252	$131	$—	$2,957	$111	$—
Acquired with credit deterioration	350	—	—	336	—	—
Real estate - mortgage	412	5	20	628	7	20
Acquired with credit deterioration	462	—	—	606	—	—
	$6,476	$136	$20	$4,527	$118	$20

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

The following table presents nonaccrual loans by classes of the loan portfolio as of June 30, 2022 and December 31, 2021.

(Dollars in thousands)
	June 30, 2022	December 31, 2021
Non-accrual loans:
Real estate - mortgage	$119	$141
Total	$119	$141

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. Past due status is determined by the contractual terms of the loan. The following tables present the classes of the loan portfolio summarized by the past due status as of June 30, 2022 and December 31, 2021, respectively.

							Loans
							Past Due
							Greater
(Dollars in thousands)				Greater			than 89
		30‑59 Days	60‑89 Days	than 89	Total Past		Days and
	Current	Past Due(2)	Past Due	Days	Due	Total Loans	Accruing(1)
As of June 30, 2022
Commercial, financial and agricultural	$60,017	$26	$—	$—	$26	$60,043	$—
Real estate - commercial	170,072	—	10	—	10	170,082	—
Real estate - construction	53,032	—	189	—	189	53,221	—
Real estate - mortgage	132,005	369	384	—	753	132,758	—
Obligations of states and political subdivisions	20,285	—	—	—	—	20,285	—
Personal	3,907	36	5	—	41	3,948	—
Subtotal	439,318	431	588	—	1,019	440,337	—
Loans acquired with credit deterioration
Real estate - commercial	303	—	—	—	—	303	—
Real estate - mortgage	439	—	—	—	—	439	—
Subtotal	742	—	—	—	—	742	—
	$440,060	$431	$588	$—	$1,019	$441,079	$—

							Loans
							Past Due
							Greater
(Dollars in thousands)				Greater			than 89
		30‑59 Days	60‑89 Days	than 89	Total Past		Days and
	Current	Past Due(2)	Past Due	Days	Due	Total Loans	Accruing(1)
As of December 31, 2021
Commercial, financial and agricultural	$62,628	$11	$—	$—	$11	$62,639	$—
Real estate - commercial	159,396	53	—	—	53	159,449	—
Real estate - construction	43,281	—	—	—	—	43,281	—
Real estate - mortgage	130,242	440	488	103	1,031	131,273	85
Obligations of states and political subdivisions	16,323	—	—	—	—	16,323	—
Personal	4,492	8	—	—	8	4,500	—
Subtotal	416,362	512	488	103	1,103	417,465	85
Loans acquired with credit deterioration
Real estate - commercial	357	—	—	—	—	357	—
Real estate - mortgage	481	—	—	—	—	481	—
Subtotal	838	—	—	—	—	838	—
	$417,200	$512	$488	$103	$1,103	$418,303	$85
(1)	These loans are guaranteed, or well-secured, and there is an effective means of collection in process.
(2)	Loans are considered past due when the borrower is in arrears on two or more monthly payments.

Troubled Debt Restructurings

The Company’s troubled debt restructurings are impaired loans, which may result in a specific allocation and subsequent charge-off if appropriate. The amended terms of the restructured loans vary, and may include interest rates that have been reduced, principal payments that have been reduced or deferred for a period and/or maturity dates that have been extended.

As of June 30, 2022, the Company had a recorded investment in troubled debt restructurings of $5.5 million with no specific reserves or any charge-offs related to the troubled debt restructured loans. There were no troubled debt restructured loans in default within 12 months of restructure during the three and six months ended June 30, 2022 or 2021. On December 31, 2021, the Company had a recorded investment in troubled debt restructurings of $5.6 million with no specific reserves or any charge-offs related to the troubled debt restructured loans.

The following table presents the loan whose terms were modified resulting in troubled debt restructuring during the three and six months ended June 30, 2021. There were no loan terms modified resulting in troubled debt restructuring during the three and six months ended June 30, 2022.

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

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of June 30, 2022 and December 31, 2021, respectively.

(Dollars in thousands)		Special
As of June 30, 2022	Pass	Mention	Substandard	Doubtful	Total
Commercial, financial and agricultural	$59,345	$—	$698	$—	$60,043
Real estate - commercial	152,618	12,132	5,635	—	170,385
Real estate - construction	51,780	—	1,441	—	53,221
Real estate - mortgage	131,932	444	821	—	133,197
Obligations of states and political subdivisions	20,285	—	—	—	20,285
Personal	3,948	—	—	—	3,948
Total	$419,908	$12,576	$8,595	$—	$441,079

(Dollars in thousands)		Special
As of December 31, 2021	Pass	Mention	Substandard	Doubtful	Total
Commercial, financial and agricultural	$61,372	$577	$690	$—	$62,639
Real estate - commercial	137,684	16,429	5,693	—	159,806
Real estate - construction	42,394	—	887	—	43,281
Real estate - mortgage	130,584	252	918	—	131,754
Obligations of states and political subdivisions	16,323	—	—	—	16,323
Personal	4,500	—	—	—	4,500
Total	$392,857	$17,258	$8,188	$—	$418,303

The decline in special mention real estate – commercial loans as of June 30, 2022 compared to December 31, 2021 was largely due to a $2.9 million payoff of a special mention loan in the first quarter of 2022, as well as paydowns and the upgrade of a loan relationship to a pass rating.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

On September 8, 2006, the Company acquired a branch office in Richfield, PA. Goodwill associated with this transaction is carried at $2.0 million. On November 30, 2015, the Company acquired FNBPA Bancorp, Inc. and, as a result, carries goodwill of $3.4 million relating to the acquisition. On April 30, 2018, the Company acquired the remainder of the outstanding common stock of Liverpool Community Bank and, as a result, carries goodwill of $3.6 million relating to the acquisition.

Total goodwill at June 30, 2022 and December 31, 2021 was $9.0 million. Goodwill is not amortized but is tested annually for impairment as of December 31, or more frequently if certain events occur which might indicate goodwill has been impaired. There was no goodwill impairment during the six months ended June 30, 2022 or June 30, 2021.

Intangible Assets

On November 30, 2015, a core deposit intangible in the amount of $303,000 associated with the FNBPA Bancorp, Inc. acquisition was recorded and is being amortized over a ten-year period using a sum of the year’s digits basis. Amortization expense recognized for the intangibles related to the FNBPA acquisition in the three and six months ended June 30, 2022  was $5,000 and $11,000, respectively, and $7,000 and $13,000, respectively, for the three and six months ended June 30, 2021.

On April 30, 2018, a core deposit intangible in the amount of $289,000 associated with the Liverpool Community Bank acquisition was recorded and is being amortized over a ten-year period using a sum of the year’s digit basis. Amortization expense recognized for the intangible related to the Liverpool Community Bank acquisition in the three and six months ended June 30, 2022 was $8,000 and $16,000, respectively, and $10,000 and $19,000, respectively, for the three and six months ended June 30, 2021.

The following table shows the amortization schedule for each of the intangible assets recorded.

(Dollars in thousands)	FNBPA	LCB
	Acquisition	Acquisition
	Core	Core
	Deposit	Deposit
	Intangible	Intangible
Beginning Balance at Acquisition Date	$303	$289
Amortization expense recorded prior to January 1, 2021	223	128
Amortization expense recorded in the twelve months
ended December 31, 2021	27	39
Unamortized balance as of December 31, 2021	53	122
Amortization expense recorded in the
six months ended June 30, 2022	11	16
Unamortized balance as of June 30, 2022	$42	$106

Scheduled remaining amortization expense for years ended:
December 31, 2022	$11	$17
December 31, 2023	16	28
December 31, 2024	10	23
December 31, 2025	5	17
December 31, 2026	—	12
Thereafter	—	9

8. BORROWINGS

Borrowings consisted of the following as of June 30, 2022 and December 31, 2021.

(Dollars in thousands)	June 30,	December 31,
	2022	2021
Securities sold under agreements to repurchase	$5,029	$4,227
Short-term debt with FHLB	20,000	—
Long-term debt with FHLB	20,000	20,000
	$45,029	$24,227

Long-term debt is comprised only of Federal Home Loan Bank (“FHLB”) advances with an original maturity of one year or more. The following table summarizes the scheduled maturities of long-term debt as of June 30, 2022.

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

The maximum number of shares of common stock that may be issued under the Plan is 300,000 shares and 163,990 shares remained available for grant as of June 30, 2022. Shares of common stock issued under the Plan may be treasury shares or authorized but unissued shares. Forfeited awards are returned to the pool of shares available for grant for future awards.

Through the sixth months ended June 30, 2022, 10,486 restricted shares were awarded to certain officers and all directors. Each of the awards vest after three-years, with no interim vesting. As of June 30, 2022, there was $199,000 of unrecognized compensation cost related to all non-vested restricted stock awards. This cost is expected to be recognized over the vesting period through February 2025.

Compensation expense for stock options granted and restricted stock awarded is measured using the fair value of the award on the grant date and is recognized over the vesting period. The Company recognized stock-based compensation expense of $79,000 and $116,000 for the three and six months ended June 30, 2022, and $37,000 and $72,000 for the three and six months ended June 30, 2021.

The following table presents a summary of the status of the Company’s non-vested restricted stock awards as of June 30, 2022, and changes during the period then ended is presented below:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested at January 1, 2022	22,789	$18.48
Vested	(11,475)	18.72
Forfeited	(825)	17.32
Granted	10,486	15.90
Non-vested at June 30, 2022	20,975	$17.10

No stock options were awarded during the six months ended June 30, 2022. Previously granted stock options vest over three to five years and are exercisable at the grant price, which is at least the fair market value of the stock on the grant date. The Plan provides that the option price per share may not be less than the fair market value of the stock on the day the option was granted, and in no event less than the par value of such stock. Options granted under the Plan are exercisable no earlier than one year after the date of grant and expire ten years after the date of the grant. All options previously granted under the Plans are scheduled to expire by February 17, 2025.

Total options outstanding as of June 30, 2022 have exercise prices between $17.65 and $17.80, with a weighted average exercise price of $17.74 and a weighted average remaining contractual life of 1.91 years.

As of June 30, 2022, there was no unrecognized compensation cost related to options granted under the Plan and no options were exercised under the Plan during the period.

A summary of the status of the outstanding stock options as of June 30, 2022, and changes during the period then ended, is presented below:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at beginning of year	71,947	$17.78
Granted	—	—
Exercised	—	—
Expired	(11,600)	18.00
Outstanding at end of year	60,347	$17.74

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan under which employees, through payroll deductions, may purchase shares of Company stock annually. The option price of the stock purchases is between 95% and 100% of the fair market value of the stock on the offering termination date as determined annually by the Board of Directors. The maximum number of shares which employees may purchase under the Plan is 250,000; however, the annual issuance of shares may not exceed 5,000 shares plus any unissued shares from prior offerings. There were 5,026 and 4,944 shares issued from treasury under this plan during the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, there were 156,650 shares reserved for issuance under the Employee Stock Purchase Plan.

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

The following tables summarize financial assets and financial liabilities measured at fair value as of June 30, 2022 and December 31, 2021 segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value. There were no assets measured at fair value on a non-recurring basis as of June 30, 2022 or December 31, 2021.

	(Level 1)	(Level 2)	(Level 3)
	Quoted Prices in	Significant	Significant
(Dollars in thousands)	Active Markets	Other	Other
	for Identical	Observable	Unobservable
June 30, 2022	Assets	Inputs	Inputs	Total
Assets measured at fair value on a recurring basis:
Debt securities available for sale:
Obligations of U.S. Government agencies and corporations	$—	$41,847	$—	$41,847
Obligations of state and political subdivisions	—	8,299	—	8,299
Corporate debt securities	—	14,781	7,788	22,569
Mortgage-backed securities	—	230,912	—	230,912
Total debt securities available for sale	$—	$295,839	$7,788	$303,627
Equity securities	$1,044	$—	$—	$1,044
Mortgage servicing rights	$—	$—	$101	$101
Interest rate swaps	$—	$424	$—	$424

	(Level 1)	(Level 2)	(Level 3)
	Quoted Prices in	Significant	Significant
(Dollars in thousands)	Active Markets	Other	Other
	for Identical	Observable	Unobservable
December 31, 2021	Assets	Inputs	Inputs	Total
Assets measured at fair value on a recurring basis:
Debt securities available for sale:
Obligations of U.S. Government agencies and corporations	$—	$40,526	$—	$40,526
Obligations of state and political subdivisions	—	9,220	—	9,220
Corporate debt securities	—	30,476	4,520	34,996
Mortgage-backed securities	—	250,682	—	250,682
Total debt securities available for sale	$—	$330,904	$4,520	$335,424
Equity securities	$1,124	$—	$—	$1,124
Mortgage servicing rights	$—	$—	$120	$120
Interest rate swaps	$—	$541	$—	$541

The table below presents a reconciliation of the beginning and ending balances of investment securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three month periods ended June 30, 2022 and 2021.

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30,		June 30,
	2022	2021	2022	2021
Investment Securities:
Beginning balance	$4,270	$2,000	$4,520	$2,000
Total gains (loss) included in OCI	(482)	—	(732)	—
Purchases	4,000	2,500	4,000	2,500
Principal payments and other	—	—	—	—
Sales	—	—	—	—
Balance, end of period	$7,788	$4,500	$7,788	$4,500

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

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

	Financial Instruments
(Dollars in thousands)	June 30, 2022		December 31, 2021
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and due from banks	$14,435	$14,435	$12,928	$12,928
Interest bearing deposits with banks	8,239	8,239	598	598
Interest bearing time deposits with banks	245	245	735	735
Securities	304,671	304,671	336,548	336,548
Restricted investment in bank stock	2,587	N/A	2,116	N/A
Loans, net of allowance for loan losses	437,266	437,485	414,795	414,984
Interest rate swaps	424	424	541	541
Accrued interest receivable	1,907	1,907	1,814	1,814

Financial liabilities:
Non-interest bearing deposits	$196,322	$196,322	$182,022	$182,022
Interest bearing deposits	523,535	521,546	526,425	528,952
Securities sold under agreements to repurchase	5,029	N/A	4,227	N/A
Short-term borrowings	20,000	19,992	—	—
Long-term debt	20,000	19,569	20,000	20,520
Other interest bearing liabilities	1,021	1,019	1,568	1,568
Accrued interest payable	215	215	252	252

Off-balance sheet financial instruments:
Commitments to extend credit	$—	$—	$—	$—
Letters of credit	—	—	—	—

The following tables present the carrying amount, fair value and placement in the fair value hierarchy of the Company’s financial instruments not previously disclosed as of June 30, 2022 and December 31, 2021. The tables exclude financial instruments for which the carrying amount approximates fair value.

			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices in	Significant	Significant
(Dollars in thousands)			Active Markets	Other	Other
	Carrying		for Identical	Observable	Unobservable
	Amount	Fair Value	Assets or Liabilities	Inputs	Inputs
June 30, 2022
Financial instruments - Assets
Interest bearing time deposits with banks	$245	$245	$—	$245	$—
Loans, net of allowance for loan losses	437,266	437,485	—	—	437,485
Financial instruments - Liabilities
Interest bearing deposits	$523,535	$521,546	$—	$521,546	$—
Long-term debt	20,000	19,569	—	19,569	—
Other interest bearing liabilities	1,021	1,019	—	1,019	—

			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices in	Significant	Significant
(Dollars in thousands)			Active Markets	Other	Other
	Carrying		for Identical	Observable	Unobservable
	Amount	Fair Value	Assets or Liabilities	Inputs	Inputs
December 31, 2021
Financial instruments - Assets
Interest bearing time deposits with banks	$735	$735	$—	$735	$—
Loans, net of allowance for loan losses	414,795	414,984	—	—	414,984
Financial instruments - Liabilities
Interest bearing deposits	$526,425	$528,952	$—	$528,952	$—
Long-term debt	20,000	20,520	—	20,520	—
Other interest bearing liabilities	1,568	1,568	—	1,568	—

11. COMMITMENTS, CONTINGENT LIABILITIES AND GUARANTEES

In the ordinary course of business, the Company makes commitments to extend credit to its customers through letters of credit, loan commitments and lines of credit. At June 30, 2022, the Company had $108.3 million outstanding in loan commitments and other unused lines of credit extended to its customers as compared to $107.1 million at December 31, 2021.

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its letters of credit. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third-party. Generally, financial and performance letters of credit have expiration dates within one year of issuance, while commercial letters of credit have longer term commitments. The credit risk involved in issuing letters of credit is essentially the same as the risks that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. The Company had outstanding $3.6 million and  $5.7 million of financial and performance letters of credit commitments as of June 30, 2022 and December 31, 2021, respectively. Commercial letters of credit as of June 30, 2022 and December 31, 2021 totaled $9.4 million and $9.5 million, respectively. Management believes the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential number of future payments required under the corresponding guarantees. The amount of the liability as of June 30, 2022 for payments under letters of credit issued was not material. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk.

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

As of June 30, 2022, an interest rate swap with a notional amount totaling $20.0 million was re-designated as a cash flow hedge on brokered deposits and designated instead, as a cash flow hedge on a short-term FHLB advance. Based on updated funding need projections, including the proceeds from the sale of investment securities and continued core deposit growth, Juniata unwound two forward starting swaps at a gain of $1.2 million during the second quarter of 2022. The amounts previously recognized in accumulated other comprehensive income were reclassified to other non-interest income because it became probable the forecasted hedged transactions would not occur. As of December 31, 2021, interest rate swaps with a notional amount totaling $40.0 million, were designated as cash flow hedges, of which $20.0 million were on hedges of brokered deposits, and the other $20.0 million were hedges of  certain forecasted FHLB long-term advances. The remaining interest rate swap was determined to be fully effective during the periods presented, and as such, no amount of ineffectiveness has been included in net income. The aggregate fair value of the swaps is recorded in either other assets or other liabilities on the Consolidated Statements of Condition, with changes in fair value recorded in other comprehensive income. The Company expects the hedge to remain fully effective during the remaining terms of the swap.

The following table reflects the notional amounts and fair values of derivatives recorded on the Consolidated Statements of Condition as of June 30, 2022 and December 31, 2021.

(Dollars in thousands)	June 30, 2022		December 31, 2021
		Fair		Fair
		Value		Value
	Notional	Asset	Notional	Asset
Derivatives designated as hedges:	Amount	(Liability)	Amount	(Liability)
Interest rate swap - pay fixed / receive floating on 3-month brokered deposit	$—	$—	$20,000	$52
Interest rate swap - pay fixed / receive floating on 3-month FHLB advance	20,000	424	—	—
Interest rate swaps - forward-starting on long-term FHLB advances	—	—	20,000	489

The effect of cash flow hedge accounting on accumulated other comprehensive income for the periods ended June 30, 2022 and December 31, 2021 are as follows:

(Dollars in thousands)	June 30, 2022
	Amount of Gain	Location of (Gain)	Amount of (Gain)
	(Loss) Recognized in	Loss Reclassified	Loss Reclassified
	OCI on Derivatives	from OCI into Income	from OCI into Income
Interest rate contracts	$(101)	Interest expense on short-term borrowings and repurchase agreements	$(16)
Swap termination gain	1,215	Other non-interest income	(1,215)
Total	$1,114		$(1,231)

(Dollars in thousands)	December 31, 2021
	Amount of Gain	Location of (Gain)	Amount of (Gain)
	(Loss) Recognized in	Loss Reclassified	Loss Reclassified
	OCI on Derivatives	from OCI into Income	from OCI into Income
Interest rate contracts	$538	Interest expense on short-term borrowings and repurchase agreements	$60
Total	$538		$60

The effect of cash flow hedge accounting on the Consolidated Statements of Income for the three and six months ended June 30, 2022 and 2021 is as follows:

Amount of Gain or Loss Recognized in Income on Cash Flow Hedging Relationships

	Income (Expense)		Income (Expense)
	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30,		June 30,
	2022	2021	2022	2021
Effects of cash flow hedging:
Loss on cash flow hedging relationships:
Amount reclassified from AOCI into income	$27	$(22)	$16	$(26)
Amount reclassified from AOCI into income for swap termination	1,215	—	1,215	—
Total	$1,242	$(22)	$1,231	$(26)

13. SUBSEQUENT EVENTS

On July 19, 2022, the Board of Directors declared a cash dividend of $0.22 per share to shareholders of record on August 16, 2022, payable on September 1, 2022.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements:

The information contained in this Quarterly Report on Form 10-Q contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder). These forward-looking statements may include projections of, or guidance on, the Company’s future financial performance, expected levels of future expenses, including future credit losses, anticipated growth strategies, descriptions of new business initiatives and anticipated trends in the Company’s business or financial results. When words such as "may”, "should”, "will”, "could”, "estimates”, "predicts”, "potential”, "continue”, "anticipates”, "believes”, "plans”, "expects”, "future”, "intends”, “projects”, the negative of these terms and other comparable terminology are used in this report, Juniata is making forward-looking statements. Any forward-looking statement made by the Company in this document is based only on Juniata’s current expectations, estimates and projections about future events and financial trends affecting the financial condition of its business based on information currently available to the Company and speaks only as of the date when made. Juniata undertakes no obligation to publicly update or revise forward-looking information, whether as a result of new or updated information, future events, or otherwise. Forward-looking statements are not historical facts or guarantees of future performance. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of the Company’s control, and actual results may differ materially from this forward-looking information and therefore, should not be unduly relied upon.  Many factors could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements, including, but not limited to: (i) the factors set forth in the sections of Juniata’s Annual Report on Form 10-K for the year ended December 31, 2021, titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and factors set forth in other current and periodic reports which Juniata has or will file with the Securities and Exchange Commission, and (ii) the following factors:

●	short- and long-term effects of inflation and rising costs;
●	the impact of labor shortages and supply chain disruptions;
●	the impact of rising interest rates;
●	changes in general economic, business and political conditions, including those resulting from COVID-19 or other pandemics, a recession or intensified international hostilities;
●	the impact of adverse changes in the economy and real estate markets, including protracted periods of low-growth and sluggish loan demand;
●	the effect of market interest rates and uncertainties, and relative balances of rate-sensitive assets to rate-sensitive liabilities, on net interest margin and net interest income;
●	the effect of competition on rates of deposit and loan growth and net interest margin;
●	increases in non-performing assets, which may result in increases in the allowance for credit losses, loan charge-offs and elevated collection and carrying costs related to such non-performing assets;
●	other income growth, including the impact of regulatory changes which have reduced debit card interchange revenue;
●	investment securities gains and losses, including other than temporary declines in the value of securities which may result in charges to earnings;
●	the effects of changes in the applicable federal income tax rate;
●	the level of other expenses, including salaries and employee benefit expenses;
●	the impact of increased regulatory scrutiny of the banking industry;
●	the impact of governmental monetary and fiscal policies, as well as legislative and regulatory changes;
●	the results of regulatory examination and supervision processes;
●	the failure of assumptions underlying the establishment of reserves for loan and lease losses, and estimations of collateral values and various financial assets and liabilities;
●	the increasing time and expense associated with regulatory compliance and risk management;
●	the ability to implement business strategies, including business acquisition activities and organic branch, product, and service expansion strategies;

●	capital and liquidity strategies, including the impact of the capital and liquidity requirements modified by the Basel III standards;
●	the effects of changes in accounting policies, standards, and interpretations on the presentation in the Company’s consolidated balance sheets and consolidated statements of income;
●	the Company’s failure to identify and to address cyber-security risks;
●	the Company’s ability to keep pace with technological changes;
●	the Company’s ability to attract and retain talented personnel;
●	the Company’s reliance on its subsidiary for substantially all its revenues and its ability to pay dividends;
●	acts of war or terrorism;
●	disruptions due to flooding, severe weather, or other natural disasters;
●	failure of third-party service providers to perform their contractual obligations; and
●	the possibility of a new COVID-19 variant and the related actions taken by governmental authorities and the direct and indirect impacts on the Company, its customers and third parties.

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

General:

The following discussion relates to the consolidated financial condition of the Company as of June 30, 2022, compared to December 31, 2021, and the consolidated results of operations for the three and six months ended June 30, 2022, compared to the same periods in 2021. This discussion should be read in conjunction with the interim consolidated financial statements and related notes included herein.

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

Financial Condition:

Total assets as of June 30, 2022, were $817.7 million, an increase of $7.1 million, or 0.9%, compared to December 31, 2021. Comparing asset balances on June 30, 2022 and December 31, 2021, total cash and cash equivalents increased by $9.1 million, or 67.6%, and total loans increased by $22.8 million, or 5.4%. Over the same period, debt securities available for sale decreased by $31.8 million, or 9.5%, as cash flows, as well as the proceeds from the sales of debt securities, were used to repay a $10.0 million brokered demand deposit and to fund loan growth. As of June 30, 2022, total deposits increased by $11.4 million, or 1.6%, compared to December 31, 2021, and short-term borrowings and repurchase agreements increased by $20.8 million, or 492.1%, over the same period because Juniata reverted to using $20.0 million in FHLB short-term advances to supplement core deposits to satisfy its funding needs in lieu of brokered demand deposits.

The table below shows changes in deposit volumes by type of deposit between December 31, 2021 and June 30, 2022.

(Dollars in thousands)	June 30,	December 31,	Change
	2022	2021	$	%
Deposits:
Demand, non-interest bearing	$196,322	$182,022	$14,300	7.9%
Interest bearing demand and money market	233,824	240,974	(7,150)	(3.0)
Savings	153,353	142,187	11,166	7.9
Time deposits, $250,000 and more	13,378	13,547	(169)	(1.2)
Other time deposits	122,980	129,717	(6,737)	(5.2)
Total deposits	$719,857	$708,447	$11,410	1.6%

As shown in the table below, total loans increased $22.8 million, or 5.4%, between December 31, 2021 and June 30, 2022. Juniata experienced loan growth in the majority of its loan classes, partially offset by decreases in the commercial, financial and agricultural class, due to PPP loan forgiveness payments exceeding loan originations, and personal loans. The largest increases were primarily in the real estate – commercial and construction classes.

(Dollars in thousands)	June 30,	December 31,	Change
	2022	2021	$	%
Loans:
Commercial, financial and agricultural	$60,043	$62,639	$(2,596)	(4.1)%
Real estate - commercial	170,385	159,806	10,579	6.6
Real estate - construction	53,221	43,281	9,940	23.0
Real estate - mortgage	133,197	131,754	1,443	1.1
Obligations of states and political subdivisions	20,285	16,323	3,962	24.3
Personal	3,948	4,500	(552)	(12.3)
Total loans	$441,079	$418,303	$22,776	5.4%

A summary of the activity in the allowance for loan losses for each of the six month periods ended June 30, 2022 and 2021 is presented below.

(Dollars in thousands)	Six months ended June 30,
	2022	2021
Balance of allowance - January 1	$3,508	$4,094
Loans charged off	(6)	(8)
Recoveries of loans previously charged off	61	99
Net recoveries	55	91
Provision for loan losses	250	(279)
Balance of allowance - end of period	$3,813	$3,906

Ratio of net recoveries during period to average loans outstanding	(0.01)%	(0.02)%

While Juniata continued to experience favorable asset quality trends and net recoveries during the six months ended June 30, 2022, qualitative risk factors were considered in its allowance for loan loss analysis for certain loan segments, including continued uncertainty in the economic outlook caused by inflation, labor shortages and supply chain disruptions remain prevalent. Due to these factors, including loan growth of 5.4% during the period, the analysis resulted in a loan loss provision expense of $222,000 in the six months ended June 30,2022. In comparison, a provision credit of $279,000 was recorded in the six months ended June 30, 2021 resulting from the removal of the additional level of risk on loans previously placed in COVID deferment as those borrowers showed the ability to continue making payments under contractual debt service in 2021.

As of June 30, 2022, 19 loans (excluding loans acquired with existing credit deterioration) with aggregate outstanding balances of $5.6 million were individually evaluated for impairment. A collateral analysis was performed on each of the loans individually evaluated for impairment to evaluate whether a reserve was required based upon the fair value of the collateral securing such loans. Following the analysis, no specific reserve was determined to be required because there were no loans determined to have insufficient collateral at June 30, 2022.

As of June 30, 2022, there were $12.6 million of loans classified as special mention compared to $17.3 million at December 31, 2021, $8.6 million classified as substandard loans at June 30, 2022 compared to $8.2 million at December 31, 2021, and no loans classified as doubtful at June 30, 2022 or December 31, 2021.

Management believes that the reserves carried are adequate to cover probable incurred losses related to these relationships as of June 30, 2022. Management believes the Company has sufficient liquidity and capital and an adequate allowance for loan losses to withstand losses that may occur but continues to closely monitor the financial strength of borrowers whose ability to comply with repayment terms may become permanently impaired.

The following table summarizes the Bank’s non-performing loans, excluding loans acquired with credit deterioration, on June 30, 2022 compared to December 31, 2021.

(Dollar amounts in thousands)	June 30, 2022	December 31, 2021
Non-performing loans
Non-accrual loans	$119	$141
Accruing loans past due 90 days or more	—	85
Total	$119	$226

Loans outstanding	$441,079	$418,303

Ratio of non-performing loans to loans outstanding	0.03%	0.05%
Ratio of non-accrual loans to loans outstanding	0.03%	0.03%
Allowance for loan losses to non-accrual loans	3,204.20%	2,487.94%

Total non-performing loans as of June 30, 2022 decreased $107,000 over total non-performing loans as of December 31, 2021, primarily due to the absence of accruing loans past due 90 days or more as of June 30, 2022.

Stockholders’ equity decreased by $24.9 million, or 34.9%, from December 31, 2021 to June 30, 2022 due to an increase in unrealized losses resulting from the change in market value of debt securities available for sale.

Subsequent to June 30, 2022, the following event took place:

On July 19, 2022, the Board of Directors declared a cash dividend of $0.22 per share to shareholders of record on August 16, 2022, payable on September 1, 2022.

Comparison of the Three Months Ended June 30, 2022 and 2021

Operations Overview:

Net income for the three months ended June 30, 2022 was $2.0 million, an increase of $244,000, or 14.0%, compared to the three months ended June 30, 2021. Basic and diluted earnings per share increased 14.3%, to $0.40, in the three months ended June 30, 2022 compared to basic and diluted earnings per share of $0.35 in the comparable 2021 period.

Annualized return on average assets for the three months ended June 30, 2022 was 0.97%, compared to the annualized return on average assets of 0.85% for the same period in 2021. For the three months ended June 30, annualized return on average equity was 15.53% in 2022 compared to 9.54% in 2021.

Presented below are selected key ratios for the two periods:

	Three Months Ended
	June 30,
	2022	2021
Return on average assets (annualized)	0.97%	0.85%
Return on average equity (annualized)	15.53%	9.54%
Average equity to average assets	6.23%	8.89%
Non-interest income, as a percentage of average assets (annualized)	0.67%	0.64%
Non-interest expense, as a percentage of average assets (annualized)	2.45%	2.37%

The discussion that follows further explains changes in the components of net income when comparing the three months ended June 30, 2022 with the three months ended June 30, 2021.

Net Interest Income:

Net interest income was $6.0 million during the three months ended June 30, 2022, an increase of $835,000, or 16.1%, compared to $5.2 million during the three months ended June 30, 2021.

Average earning assets increased $25.6 million, or 3.3%, to $792.5 million during the three months ended June 30, 2022, compared to the same period in 2021. The increase in average earning assets between periods was predominantly due to an increase of $39.5 million, or 12.2%, in average investment securities, which was partially offset by a decline of $7.2 million, or 1.7%, in average loans as loan originations only partially offset the $27.9 million decline in average PPP loan balances between periods.

The yield on earning assets increased 25 basis points, to 3.40%, during the three months ended June 30, 2022 compared to same period in 2021, partly due to the increase in market interest rates as both the prime rate and federal funds target range increased by 125 basis points, as well as from $211,000 in interest collected on a previously charged off nonaccrual loan. Over the same three month periods, the cost to fund interest earning assets with interest bearing liabilities decreased 11 basis points, to 0.48%, primarily due to a greater amount of higher-cost long-term debt present in the 2021 period.

During the three months ended June 30, 2022, average interest bearing liabilities increased by $10.4 million, or 1.9%, compared to the comparable 2021 period, mainly due to growth in interest-bearing demand and savings deposits, partially offset by declines in time deposits and short-and long-term debt.

The net interest margin, on a fully tax equivalent basis, increased from 2.76% during the three months ended June 30, 2021 to 3.08% during the three months ended June 30, 2022.

The table below shows the net interest margin on a fully tax-equivalent basis for the three months ended June 30, 2022 and 2021.

Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended			Three Months Ended
(Dollars in thousands)	June 30, 2022			June 30, 2021			Increase (Decrease) Due To (6)
	Average		Yield/	Average		Yield/
	Balance(1)	Interest	Rate	Balance(1)	Interest	Rate	Volume	Rate	Total
ASSETS
Interest earning assets:
Taxable loans (5)	$398,661	$4,864	4.89%	$400,109	$4,549	4.56%	$(16)	$331	$315
Tax-exempt loans	25,943	188	2.91	31,667	245	3.10	(45)	(12)	(57)
Total loans	424,604	5,052	4.77	431,776	4,794	4.45	(61)	319	258
Taxable investment securities	355,431	1,609	1.81	317,086	1,187	1.50	143	279	422
Tax-exempt investment securities	7,423	40	2.16	6,299	38	2.41	7	(5)	2
Total investment securities	362,854	1,649	1.82	323,385	1,225	1.52	150	274	424

Interest bearing deposits	5,039	18	1.46	6,126	6	0.37	(1)	13	12
Federal funds sold	—	—	0.01	5,605	—	0.00	—	—	—
Total interest earning assets	792,497	6,719	3.40	766,892	6,025	3.15	88	606	694

Other assets (7)	27,656			53,169
Total assets	$820,153			$820,061

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing demand deposits (2)	$242,083	191	0.32	$225,907	86	0.15	$6	$99	$105
Savings deposits	151,953	19	0.05	138,873	17	0.05	2	—	2
Time deposits	137,546	340	0.99	151,590	494	1.31	(46)	(108)	(154)
Short-term and long-term borrowings and other interest bearing liabilities	41,453	141	1.36	46,249	235	2.04	(24)	(70)	(94)
Total interest bearing liabilities	573,035	691	0.48	562,619	832	0.59	(62)	(79)	(141)

Non-interest bearing liabilities:
Demand deposits	190,847			179,586
Other	5,204			4,921
Stockholders’ equity	51,067			72,935
Total liabilities and stockholders’ equity	$820,153			$820,061
Net interest income and net interest rate spread		$6,028	2.93%		$5,193	2.56%	$150	$685	$835
Net interest margin on interest earning assets (3)			3.05%			2.72%
Net interest income and net interest margin - Tax equivalent basis (4)		$6,089	3.08%		$5,268	2.76%

Notes:

1)	Average balances were calculated using a daily average.
2)	Includes interest-bearing demand and money market accounts.
3)	Net margin on interest earning assets is net interest income divided by average interest earning assets.
4)	Interest on obligations of states and municipalities is not subject to federal income tax. To make the net yield comparable on a fully taxable basis, a tax equivalent adjustment is applied against the tax-exempt income utilizing a federal tax rate of 21%.
5)	Non-accruing loans are included in the above table until they are charged off.
6)	The change in interest due to rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
7)	Includes gross unrealized gains (losses) on securities available for sale.

Provision for Loan Losses:

During the three months ended June 30, 2022, a $222,000 loan loss provision expense was recorded, compared to a provision credit of $200,000 during the three months ended June 30, 2021. Loan growth, coupled with the continued uncertainty in the economic outlook due to inflation, labor shortages and supply chain disruptions, resulted in an increased loan loss provision, despite favorable asset quality trends and net recoveries during the three months ended June 30, 2022.

Management regularly reviews the adequacy of the allowance for loan losses and makes assessments as to specific loan impairment, charge-off expectations, general economic conditions in the Bank’s market area, specific loan quality and other factors. See the earlier discussion in the Financial Condition section explaining the information used to determine the provision.

Non-interest Income:

Non-interest income during the three months ended June 30, 2022 was $1.4 million compared to $1.3 million in the three months ended June 30, 2021, an increase of $80,000, or 6.1%.

Most significantly impacting non-interest income in the comparative three month periods was a $1.1 million loss on sales and calls of securities during the three months ended June 30, 2022 which was offset by $1.2 million in gains from the termination of two derivatives contracts recorded in other non-interest income as part of a balance sheet and regulatory capital management strategy. See Notes 5 and 12 in the Notes to Consolidated Financial Statements. Also affecting the change in non-interest income between the three months ended June 30, 2022 and 2021 was a $65,000 decline in the value of equity securities, which was partially offset by $51,000 in life insurance proceeds recorded in the 2022 period.

As a percentage of average assets, annualized non-interest income was 0.67% during the three months ended June 30, 2022 compared to 0.64% during the three months ended June 30, 2021.

Non-interest Expense:

Non-interest expense was $5.0 million for the three months ended June 30, 2022, compared to $4.9 million for the same period in 2021, an increase of $161,000, or 3.3%.

Most significantly impacting non-interest expense in the comparative three month periods was a $151,000 increase in employee compensation expense during the three months ended June 30, 2022 due to temporary duplication of compensation expense as a result of employee transitions, which was partially offset by a $23,000 decline in data processing expense over the same periods.

As a percentage of average assets, annualized non-interest expense was 2.45% during the three months ended June 30, 2022 compared to 2.37% during the three months ended June 30, 2021.

Provision for income taxes:

An income tax provision of $177,000 was recorded in the three months ended June 30, 2022, compared to an income tax provision of $89,000 recorded during the three months ended June 30, 2021, predominantly due to higher taxable income recorded in the 2022 period.

The Company qualifies for a federal tax credit for low-income housing project investments, and the tax provisions for each period reflect the application of the tax credit. For the three months ended June 30, 2022 and 2021, the tax credit was $226,000, offsetting $403,000 and $315,000 in tax expense in the 2022 and 2021 periods, respectively. For the three months ended June 30, 2022, the tax credit lowered the effective tax rate from 18.7% to 8.2% compared to the same period in 2021, when the tax credit lowered the effective tax rate from 17.2% to 4.9%.

Comparison of the Six Months Ended June 30, 2022 and 2021

Operations Overview:

Net income for the six months ended June 30, 2022 was $4.1 million, an increase of $724,000, or 21.5%, compared to the six months ended June 30, 2021, while basic and diluted earnings per share increased by 22.4%, to $0.82, during the first six months of 2022 compared to basic and diluted earnings per share of $0.67 during the comparable 2021 period. Annualized return on average assets for the six months ended June 30, 2022 was 1.00%, compared to 0.84% for the same period in 2021. For the six months ended June 30, annualized return on average equity was 13.85% in 2022, compared to 9.10% in 2021.

Presented below are selected key ratios for the two periods:

	Six Months Ended
	June 30,
	2022	2021
Return on average assets (annualized)	1.00%	0.84%
Return on average equity (annualized)	13.85%	9.10%
Average equity to average assets	7.25%	9.18%
Non-interest income, as a percentage of average assets (annualized)	0.65%	0.64%
Non-interest expense, as a percentage of average assets (annualized)	2.42%	2.34%

The discussion that follows further explains changes in the components of net income when comparing the six months ended June 30, 2022 to the six months ended June 30, 2021.

Net Interest Income:

Net interest income was $12.0 million during the six months ended June 30, 2022, an increase of $1.8 million, or 18.1%, compared to $10.1 million recorded during the six months ended June 30, 2021.

Average earning assets increased $26.7 million, or 3.5%, to $780.6 million, during the six months ended June 30, 2022, compared to the same period in 2021, due to an increase of $43.7 million, or 14.2%, in average investment securities. The increase in average investment securities was partially offset by a decline of $9.8 million, or 2.3%, in average loans due to the forgiveness of PPP loans as average PPP loans declined $22.8 million between periods. While the average loan volume declined during the first six months of 2022 compared to the 2021 period, total loan yield increased by 39 basis points to 4.87%, due to the collection of $645,000 in interest on a previously charged off nonaccrual loan during the six months ended June 30, 2022, as well as from the increase in market interest rates as both the prime rate and federal funds target range increased by 150 basis points during the first half of 2022.

The yield on earning assets increased 25 basis points, to 3.42%, in the first half of 2022 compared to same period in 2021, while the cost to fund interest earning assets with interest bearing liabilities decreased 16 basis points, to 0.46%.

During the six months ended June 30, 2022, average interest bearing liabilities increased by $9.7 million, or 1.8%, compared to the comparable 2021 period, due to growth in interest-bearing demand and savings deposits, which were partially offset by declines in time deposits, as well as short- and long-term borrowings due to reductions in FRB advances, which were repaid in the first quarter of 2021, and FHLB borrowings as $15.0 million in long-term debt were prepaid at the end of 2021.

The net interest margin, on a fully tax equivalent basis, increased from 2.75% during the six months ended June 30, 2021, to 3.12% during the six months ended June 30, 2022.

The table below shows the net interest margin on a fully tax-equivalent basis for the six months ended June 30, 2022 and 2021.

	Six Months Ended			Six Months Ended
(Dollars in thousands)	June 30, 2022			June 30, 2021			Increase (Decrease) Due To (6)
	Average		Yield/	Average		Yield/
	Balance(1)	Interest	Rate	Balance(1)	Interest	Rate	Volume	Rate	Total
ASSETS
Interest earning assets:
Loans:
Taxable loans (5)	$394,035	$9,778	5.00%	$399,391	$9,093	4.59%	$(123)	$808	$685
Tax-exempt loans	27,069	382	2.84	31,536	478	3.06	(68)	(28)	(96)
Total loans	421,104	10,160	4.87	430,927	9,571	4.48	(191)	780	589
Investment securities:
Taxable investment securities	344,487	2,986	1.73	301,935	2,193	1.45	309	484	793
Tax-exempt investment securities	7,425	80	2.15	6,301	76	2.41	13	(9)	4
Total investment securities	351,912	3,066	1.74	308,236	2,269	1.47	322	475	797

Interest bearing deposits	7,535	25	0.68	8,477	11	0.26	(1)	15	14
Federal funds sold	—	—	—	6,243	0	0.01	—	—	—
Total interest earning assets	780,551	13,251	3.42	753,883	11,851	3.17	130	1,270	1,400

Other assets (7)	35,871			53,656
Total assets	$816,422			$807,539

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing demand deposits (2)	$241,561	276	0.23	$204,369	153	0.15	$28	$95	$123
Savings deposits	149,365	37	0.05	134,167	33	0.05	4	—	4
Time deposits	139,129	699	1.01	152,371	1,030	1.36	(90)	(241)	(331)
Short-term and long-term borrowings and other interest bearing liabilities	34,005	271	1.61	63,423	499	1.59	(233)	5	(228)
Total interest bearing liabilities	564,060	1,283	0.46	554,330	1,715	0.62	(291)	(141)	(432)

Non-interest bearing liabilities:
Demand deposits	188,108			174,255
Other	5,060			4,817
Stockholders’ equity	59,194			74,137
Total liabilities and stockholders’ equity	$816,422			$807,539
Net interest income and net interest rate spread		$11,968	2.96%		$10,136	2.55%	$421	$1,411	$1,832
Net interest margin on interest earning assets (3)			3.09%			2.71%
Net interest income and net interest margin - Tax equivalent basis (4)		$12,091	3.12%		$10,283	2.75%

Notes:

1)	Average balances were calculated using a daily average.
2)	Includes interest-bearing demand and money market accounts.
3)	Net margin on interest earning assets is net interest income divided by average interest earning assets.
4)	Interest on obligations of states and municipalities is not subject to federal income tax. To make the net yield comparable on a fully taxable basis, a tax equivalent adjustment is applied against the tax-exempt income utilizing a federal tax rate of 21%.
5)	Non-accruing loans are included in the above table until they are charged off.
6)	The change in interest due to rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
7)	Includes gross unrealized gains (losses) on securities available for sale.

Provision for Loan Losses:

A loan loss provision expense of $250,000 was recorded during the six months ended June 30, 2022, compared to a provision credit of $279,000 in the six months ended June 30, 2021. While Juniata continued to experience favorable asset quality trends and net recoveries during the first half of 2022, elevated qualitative risk factors were considered in its allowance for loan loss analysis for certain loan segments, including continued uncertainty in the economic outlook caused by inflation, labor shortages and supply chain disruptions. Additionally, loan growth of 5.4% as of June 30, 2022 compared to December 31, 2021 also factored into the increase in Juniata’s loan loss provision during the six months ended June 30, 2022.

Management regularly reviews the adequacy of the allowance for loan losses and makes assessments as to specific loan impairment, charge-off expectations, general economic conditions in the Bank’s market area, specific loan quality and other factors. See the earlier discussion in the Financial Condition section explaining the information used to determine the provision.

Non-interest Income:

Non-interest income was $2.7 million during the six months ended June 30, 2022 compared to $2.6 million during the six months ended June 30, 2021, an increase of $84,000, or 3.3%.

Most significantly impacting the comparative six month periods was a $1.1 million loss on sales and calls of securities in 2022 due to the execution of a balance sheet and regulatory capital management strategy in which $1.1 million in security losses were offset by $1.2 million in gains from the termination of two derivatives contracts, recorded in other non-interest income. See Notes 5 and 12 in the Notes to Consolidated Financial Statements. Additionally, the value of equity securities during the six months ended June 30, 2022 declined by $181,000 compared to the six months ended June 30, 2021 due to declines in bank stock market values, which were partially offset by increases of $74,000 in customer service fees and $51,000 in life insurance proceeds in the 2022 period.

As a percentage of average assets, annualized non-interest income was 0.65% in the first six months of 2022 compared to 0.64% in the comparable 2021 period.

Non-interest Expense:

Non-interest expense was $9.9 million during the six months ended June 30, 2022 compared to $9.5 million during the six months ended June 30, 2021, an increase of $437,000, or 4.6%.

Most significantly impacting non-interest expense in the comparative six month periods was a $359,000 increase in employee compensation and benefits expense due to temporary duplication of compensation and benefits expense as a result of employee transitions, as well as increased medical claims expenses in the six months ended June 30, 2022. Also contributing to the increase in non-interest expense was a $42,000 decline in the gain on other real estate owned during the six months ended June 30, 2022 versus the comparable 2021 period.

As a percentage of average assets, annualized non-interest expense was 2.42% during the six months ended June 30, 2022 compared to 2.34% during the six months ended June 30, 2021.

Provision for income taxes:

An income tax provision of $386,000 was recorded during the six months ended June 30, 2022 compared to an income tax expense of $160,000 recorded during the six months ended June 30, 2021, primarily due to higher taxable income earned in the 2022 period.

The Company qualifies for a federal tax credit for a low-income housing project investment, and the tax provisions for each period reflected the application of the tax credit. For the first six months of 2022 and 2021, the tax credits were $451,000 in both periods, offsetting $837,000 in tax expense recorded during the six months ended June 30, 2022 and $611,000 in tax expense recorded in the comparable 2021 period. The tax credit lowered the effective tax rate from 18.7% to 8.6% during the first six months of 2022 compared to the same period in 2021, when the tax credit lowered the effective tax rate from 17.3% to 4.5%.

Liquidity:

The objective of liquidity management is to ensure that sufficient funding is available, at a reasonable cost, to meet the ongoing operational cash needs of the Company and to take advantage of income producing opportunities as they arise. While the desired level of liquidity will vary depending upon a variety of factors, it is a primary goal of the Company to maintain an adequate level of liquidity in all economic environments. Principal sources of asset liquidity are provided by loans and securities maturing in one year or less, and other short-term investments, such as federal funds sold and cash and due from banks. Liability liquidity, which is more difficult to measure, can be met by attracting deposits and maintaining the core deposit base. The Company is a member of the Federal Home Loan Bank of Pittsburgh for the purpose of providing short-term liquidity to supplement other sources of liquidity liability. During the six months ended June 30, 2022, overnight borrowings from the Federal Home Loan Bank averaged $241,000. As of June 30, 2022, the Company had $20.0 million in both short-term borrowings and long-term debt with the Federal Home Loan Bank with a remaining unused borrowing capacity with the FHLB of $147.7 million.

The Company may use brokered deposits as an additional funding alternative. Brokered deposits of $30.0 million were included in total interest-bearing deposits as of December 31, 2021. The Company had no brokered deposits as of June 30, 2022.

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

Off-Balance Sheet Arrangements:

The Company’s consolidated financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk, credit risk, and interest rate risk. These commitments consist mainly of loans approved but not yet funded, unused lines of credit and outstanding letters of credit. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third-party. Generally, financial and performance letters of credit have expiration dates within one year of issuance, while commercial letters of credit have longer term commitments. The credit risk involved in issuing letters of credit is essentially the same as the risks that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. As of June 30, 2022 and December 31, 2021, the Company had $3.6 million and $5.7 million, respectively, of financial and performance letters of credit commitments outstanding. Commercial letters of credit as of June 30, 2022 and December 31, 2021 totaled $9.4 million and $9.5 million, respectively.

Management believes the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding letters of credit. The current amount of the liability as of June 30, 2022 for payments under letters of credit issued was not material. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk.

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

At June 30, 2022, the Bank exceeded the regulatory requirements to be considered a "well capitalized" financial institution under Basel III.

The Company’s principal source of funds for dividend payments is dividends received from the Bank. Certain regulatory restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. At June 30, 2022, $39.3 million in undistributed earnings of the Bank, included in the consolidated stockholders’ equity, was available for distribution to the Company as dividends without prior regulatory approval, subject to regulatory capital requirements.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2022, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined by the Securities Exchange Act of 1934 (“Exchange Act”), Rule 13a-15(e). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluations, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective, because of a material weakness in our internal control over financial reporting, specifically the Company did not maintain controls over the computation of Tier 1 regulatory capital deductions related to the Bank’s investments in subordinated debt issued by other financial institutions. In the second quarter of 2022, management determined the Bank’s call reports for the quarters ended September 30, 2021, December 31, 2021, and March 31, 2022, included an error in the computation of Tier 1 regulatory capital in connection with the Bank’s investments in subordinated debt issued by other financial institutions, which was a result of the material weakness discussed above. While the impact of the error was immaterial, and the Bank was well capitalized during these periods, the material weakness could result in a misstatement of the Tier I regulatory capital that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. As a result, management concluded a material weakness in internal control over financial reporting was present during those periods and has not been remediated as of June 30, 2022.

Management's Plan to Remediate Material Weakness

We are in the process of developing a detailed plan for remediation of the material weakness, including enhancing management's review of controls over the preparation of Call Report schedule RC-R Part I regarding the limitation on subordinated debt issued by other financial institutions. We intend to remediate this material weakness as soon as possible, and we will continue to assess the effectiveness of our remediation efforts in connection with our future assessment of the effectiveness of internal control over financial reporting and disclosure controls and procedures. We estimate that we will remediate this material weakness by December 31, 2022. Until this material weakness is remediated, we plan to continue to perform additional analyses and other procedures to ensure that our consolidated financial statements are prepared in accordance with GAAP.

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting.

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

Item 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company periodically repurchases shares of its common stock under a share repurchase program approved by the Board of Directors. In November of 2021, the Board of Directors authorized the repurchase of an additional 200,000 shares of its common stock through the Company’s share repurchase program for a total of 209,307 shares authorized to be repurchased at that time. The program will remain authorized until all approved shares are repurchased, unless terminated by the Board of Directors. As of June 30, 2022, 208,312 shares remained available to purchase under that program. Transactions pursuant to the repurchase program in the three month period ended June 30, 2022 are shown below.

			Total Number of
	Total Number		Shares Purchased as	Maximum Number of
	of Shares	Average	Part of Publicly	Shares that May Yet Be
	Purchased or Restricted	Price Paid	Announced Plans or	Purchased Under the
Period	Shares Forfeited	per Share	Programs	Plans or Programs (1)
April 1-30, 2022	—	$—	—	209,137
May 1-31, 2022	825	—	825	208,312
June 1-30, 2022			—	208,312

Totals	825		825	208,312

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

Juniata Valley Financial Corp.
(Registrant)

Date:	AUGUST 12, 2022	By:	/s/ Marcie A. Barber
Marcie A. Barber, President
Chief Executive Officer
(Principal Executive Officer)

Date:	August 12, 2022	By:	/s/ Michael W. Wolf
Michael W. Wolf
Chief Financial Officer
(Principal Accounting Officer and
Principal Financial Officer)