Form 10-Q
period 2022-09-30
JUNIATA VALLEY FINANCIAL CORP
filed 2022-11-14
CIK 714712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes        ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 14, 2022
Common Stock ($1.00 par value)	5,003,059 shares

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Financial Condition

	(Unaudited)
(Dollars in thousands, except share data)	September 30, 2022	December 31, 2021
ASSETS
Cash and due from banks	$13,325	$12,928
Interest bearing deposits with banks	102	598
Cash and cash equivalents	13,427	13,526
Interest bearing time deposits with banks	—	735
Equity securities	1,014	1,124
Debt securities available for sale	287,251	335,424
Restricted investment in bank stock	3,104	2,116
Total loans	462,430	418,303
Less: Allowance for loan losses	(3,905)	(3,508)
Total loans, net of allowance for loan losses	458,525	414,795
Premises and equipment, net	8,254	8,371
Other real estate owned	30	87
Bank owned life insurance and annuities	15,139	16,852
Investment in low income housing partnerships	1,706	2,306
Core deposit and other intangible assets	134	175
Goodwill	9,047	9,047
Mortgage servicing rights	96	120
Deferred tax asset	12,279	1,585
Accrued interest receivable and other assets	5,243	4,255
Total assets	$815,249	$810,518
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$202,493	$182,022
Interest bearing	515,341	526,425
Total deposits	717,834	708,447
Short-term borrowings and repurchase agreements	35,869	4,227
Long-term debt	20,000	20,000
Other interest bearing liabilities	995	1,568
Accrued interest payable and other liabilities	5,646	4,986
Total liabilities	780,344	739,228
Commitments and contingent liabilities
Stockholders’ Equity:
Preferred stock, no par value: Authorized - 500,000 shares, none issued	—	—
Common stock, par value $1.00 per share: Authorized 20,000,000 shares; Issued - 5,151,279 shares at September 30, 2022 and December 31, 2021; Outstanding - 5,003,059 shares at September 30, 2022 and 4,988,542 shares at December 31, 2021	5,151	5,151
Surplus	24,956	25,008
Retained earnings	50,216	47,298
Accumulated other comprehensive loss	(42,880)	(3,365)
Cost of common stock in Treasury: 148,220 shares at September 30, 2022; 162,737 shares at December 31, 2021	(2,538)	(2,802)
Total stockholders’ equity	34,905	71,290
Total liabilities and stockholders’ equity	$815,249	$810,518

See Notes to Consolidated Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Income (Unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except share data)	September 30,		September 30,
	2022	2021	2022	2021
Interest and dividend income:
Loans, including fees	$5,286	$4,800	$15,446	$14,371
Taxable securities	1,493	1,350	4,479	3,543
Tax-exempt securities	37	36	117	112
Other interest income	55	8	80	19
Total interest income	6,871	6,194	20,122	18,045
Interest expense:
Deposits	680	555	1,692	1,771
Short-term borrowings and repurchase agreements	70	17	105	70
FRB advances	—	—	—	18
Long-term debt	118	216	352	641
Other interest bearing liabilities	4	2	6	5
Total interest expense	872	790	2,155	2,505
Net interest income	5,999	5,404	17,967	15,540
Provision for loan losses	100	(257)	350	(536)
Net interest income after provision for loan losses	5,899	5,661	17,617	16,076
Non-interest income:
Customer service fees	394	348	1,113	993
Debit card fee income	422	423	1,267	1,287
Earnings on bank-owned life insurance and annuities	53	64	164	186
Trust fees	128	111	378	338
Commissions from sales of non-deposit products	86	86	302	271
Fees derived from loan activity	220	137	452	333
Mortgage banking income	11	8	24	26
Gain (loss) on sales and calls of securities	(378)	—	(1,452)	58
Change in value of equity securities	(30)	38	(110)	139
Gain from life insurance proceeds	329	—	380	—
Other non-interest income	75	91	1,450	249
Total non-interest income	1,310	1,306	3,968	3,880
Non-interest expense:
Employee compensation expense	2,112	2,145	6,347	6,176
Employee benefits	544	563	1,858	1,722
Occupancy	298	293	948	935
Equipment	187	184	546	565
Data processing expense	665	709	1,894	1,965
Professional fees	223	226	587	609
Taxes, other than income	106	71	370	314
FDIC Insurance premiums	143	80	307	231
Gain on other real estate owned	—	—	(7)	(49)
Amortization of intangible assets	14	16	41	49
Amortization of investment in low-income housing partnerships	200	200	600	600
Other non-interest expense	495	441	1,388	1,266
Total non-interest expense	4,987	4,928	14,879	14,383
Income before income taxes	2,222	2,039	6,706	5,573
Income tax provision	102	142	488	302
Net income	$2,120	$1,897	$6,218	$5,271
Earnings per share
Basic	$0.42	$0.38	$1.24	$1.05
Diluted	$0.42	$0.38	$1.24	$1.05

See Notes to Consolidated Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(Dollars in thousands)	Three Months Ended September 30,
	2022			2021
	Pre-Tax	Tax	Net of Tax	Pre-Tax	Tax	Net of Tax
	Amount	Effect	Amount	Amount	Effect	Amount
Net income	$2,222	$(102)	$2,120	$2,039	$(142)	$1,897
Other comprehensive income (loss):
Available for sale securities:
Unrealized holding losses arising during the period	(16,284)	3,419	(12,865)	(1,929)	404	(1,525)
Reclassification adjustment for losses included in net income (1) (3)	378	(79)	299	—	—	—
Unrealized gains on cash flow hedge	81	(17)	64	38	(8)	30
Reclassification adjustment for (gains) losses included in net income (2) (3)	(86)	18	(68)	17	(3)	14
Other comprehensive loss	(15,911)	3,341	(12,570)	(1,874)	393	(1,481)
Total comprehensive income (loss)	$(13,689)	$3,239	$(10,450)	$165	$251	$416

(Dollars in thousands)	Nine Months Ended September 30,
	2022			2021
	Pre-Tax	Tax	Net-of-Tax	Pre-Tax	Tax	Net-of-Tax
	Amount	Effect	Amount	Amount	Effect	Amount
Net income	$6,706	$(488)	$6,218	$5,573	$(302)	$5,271
Other comprehensive income (loss):
Available for sale securities:
Unrealized holding losses arising during the period	(51,349)	10,783	(40,566)	(6,728)	1,412	(5,316)
Reclassification adjustment for (gains) losses included in net income (1) (3)	1,452	(305)	1,147	(58)	12	(46)
Unrealized gains on cash flow hedge	1,195	(251)	944	449	(94)	355
Reclassification adjustment for (gains) losses included in net income (2) (3)	(1,317)	277	(1,040)	43	(9)	34
Other comprehensive loss	(50,019)	10,504	(39,515)	(6,294)	1,321	(4,973)
Total comprehensive loss	$(43,313)	$10,016	$(33,297)	$(721)	$1,019	$298

(1)	Amounts are included in gain (loss) on sales and calls of securities on the Consolidated Statements of Income as a separate element within total non-interest income.
(2)	Amounts are included in interest expense on short-term borrowings and repurchase agreements and in other non-interest income on the Consolidated Statements of Income.
(3)	Income tax amounts are included in the provision for income taxes on the Consolidated Statements of Income.

See Notes to Consolidated Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Stockholders’ Equity (Unaudited)

	Three months ended September 30, 2022
					Accumulated
(Dollars in thousands, except share data)	Number				Other		Total
	of Shares	Common		Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Surplus	Earnings	Loss	Stock	Equity
Balance, July 1, 2022	5,003,059	$5,151	$24,926	$49,196	$(30,310)	$(2,538)	$46,425
Net income				2,120			2,120
Other comprehensive loss					(12,570)		(12,570)
Cash dividends at $0.22 per share				(1,100)			(1,100)
Stock-based compensation			30				30
Balance, September 30, 2022	5,003,059	$5,151	$24,956	$50,216	$(42,880)	$(2,538)	$34,905

	Nine months ended September 30, 2022
					Accumulated
(Dollars in thousands, except share data)	Number				Other		Total
	of Shares	Common		Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Surplus	Earnings	Loss	Stock	Equity
Balance, January 1, 2022	4,988,542	5,151	25,008	47,298	(3,365)	(2,802)	$71,290
Net income				6,218			6,218
Other comprehensive loss					(39,515)		(39,515)
Cash dividends at $0.66 per share				(3,300)			(3,300)
Stock-based compensation			146				146
Purchase of treasury stock	(995)					(3)	(3)
Treasury stock issued for stock plans	15,512		(198)			267	69
Balance, September 30, 2022	5,003,059	$5,151	$24,956	$50,216	$(42,880)	$(2,538)	$34,905

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Stockholders’ Equity (Unaudited)

	Three months ended September 30, 2021
					Accumulated
(Dollars in thousands, except share data)	Number				Other		Total
	of Shares	Common		Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Surplus	Earnings	Income (Loss)	Stock	Equity
Balance, July 1, 2021	5,000,026	$5,151	$24,922	$46,266	$26	$(2,616)	$73,749
Net income				1,897			1,897
Other comprehensive income					(1,481)		(1,481)
Cash dividends at $0.22 per share				(1,100)			(1,100)
Stock-based compensation			38				38
Balance, September 30, 2021	5,000,026	$5,151	$24,960	$47,063	$(1,455)	$(2,616)	$73,103

	Nine months ended September 30, 2021
					Accumulated
(Dollars in thousands, except share data)	Number				Other		Total
	of Shares	Common		Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Surplus	Earnings	Income (Loss)	Stock	Equity
Balance, January 1, 2021	5,025,441	$5,151	$25,011	$45,096	$3,518	$(2,179)	$76,597
Net income				5,271			5,271
Other comprehensive loss					(4,973)		(4,973)
Cash dividends at $0.66 per share				(3,304)			(3,304)
Stock-based compensation			110				110
Purchase of treasury stock	(39,198)					(675)	(675)
Treasury stock issued for stock plans	13,783		(161)			238	77
Balance, September 30, 2021	5,000,026	$5,151	$24,960	$47,063	$(1,455)	$(2,616)	$73,103

See Notes to Consolidated Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)	Nine Months Ended September 30,
	2022	2021
Operating activities:
Net income	$6,218	$5,271
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	350	(536)
Depreciation	480	548
Net amortization of securities premiums	370	972
Net amortization of loan origination fees	405	454
Deferred net loan origination costs	(468)	(474)
Amortization of intangibles	41	49
Amortization of investment in low income housing partnerships	600	600
Net amortization of purchase fair value adjustments	(84)	(123)
Net realized (gain) loss on sales and calls of available for sale securities	1,452	(58)
Change in value of equity securities	110	(139)
Net gain on other real estate owned	(7)	(49)
Earnings on bank owned life insurance and annuities	(164)	(186)
Deferred income tax benefit	(49)	(206)
Stock-based compensation expense	146	110
Proceeds from mortgage loans sold to others	48	56
Mortgage banking income	(24)	(26)
Gain from life insurance proceeds	(380)	—
Increase in accrued interest receivable and other assets	(1,251)	(563)
Increase in accrued interest payable and other liabilities	87	85
Net cash provided by operating activities	7,880	5,785
Investing activities:
Purchases of:
Securities available for sale	(53,295)	(173,765)
FHLB stock	(988)	—
Premises and equipment	(362)	(164)
Bank owned life insurance and annuities	(28)	(36)
Proceeds from:
Sales of debt securities available for sale	23,271	119
Maturities of and principal repayments on securities available for sale	26,478	32,856
Redemption of FHLB stock	—	61,315
Life insurance claims	2,285	907
Sale of other real estate owned	94	—
Sale of other assets	—	1
Net decrease in interest bearing time deposits with banks	735	—
Net (increase) decrease in loans	(43,964)	11,150
Net cash used in investing activities	(45,774)	(67,617)
Financing activities:
Net increase in deposits	9,387	84,712
Net increase (decrease) in short-term borrowings and securities sold under agreements to repurchase	31,642	(19,946)
Repayment of FRB advances	—	(27,955)
Cash dividends	(3,300)	(3,304)
Purchase of treasury stock	(3)	(675)
Treasury stock issued for employee stock plans	69	77
Net cash provided by financing activities	37,795	32,909
Net decrease in cash and cash equivalents	(99)	(28,923)
Cash and cash equivalents at beginning of year	13,526	41,621
Cash and cash equivalents at end of period	$13,427	$12,698
Supplemental information:
Interest paid	$2,169	$2,640
Income tax paid	400	179
Supplemental schedule of noncash investing and financing activities:
Transfer of loans to other real estate owned	$30	$61
Transfer of loans to repossessed vehicles	—	1

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

In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2022 are not necessarily indicative of the results that can be expected for the year ending December 31, 2022. For further information, refer to the consolidated financial statements and notes thereto included in Juniata Valley Financial Corp.’s Annual Report on Form 10-K (“Annual Report”) for the year ended December 31, 2021.

The Company has evaluated events and transactions occurring subsequent to the consolidated statement of financial condition date of September 30, 2022 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

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

Effective Date: On October 16, 2019, the FASB voted and approved a delay of the effective date of this ASU for smaller reporting companies until fiscal years beginning after December 15, 2022. Since the Company is a smaller reporting company, the delay of the effective date of ASU 2016-13 approved by the FASB applies to the Company. In preparation, the Company has taken steps to prepare for the implementation when it becomes effective by forming a CECL transition team, gathering pertinent data, assessing the sufficiency of data currently available through its core database, participating in training courses, and partnering with a software provider that specializes in ALLL analysis. The Company’s CECL transition team started running parallel calculations between CECL and the incurred loss model beginning in the second quarter to evaluate the impact of the amended guidance on its consolidated financial statements and disclosures. The team expects the allowance for loan and lease losses (“ALLL”) to increase upon adoption because it will be required to cover the full remaining expected life of the portfolio, rather than the incurred loss under current U.S. GAAP. The extent of this increase will depend on economic conditions and the composition of the Company’s loan portfolio at the time of adoption.

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

3. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Components of accumulated other comprehensive income (loss), net of tax, consisted of the following:

(Dollars in thousands)
September 30, 2022	Gains on Cash Flow Hedges	Unrealized Losses on Available for Sale Securities	Total
Beginning balance, December 31, 2021	$427	$(3,792)	$(3,365)
Current period other comprehensive income (loss):
Other comprehensive income (loss) before reclassification	944	(40,566)	(39,622)
Amounts reclassified from accumulated other comprehensive income (loss)	(1,040)	1,147	107
Net current period other comprehensive loss	(96)	(39,419)	(39,515)
Ending balance, September 30, 2022	$331	$(43,211)	$(42,880)

(Dollars in thousands)
September 30, 2021	Gains and (Losses) on Cash Flow Hedges	Unrealized Gains and (Losses) on Available for Sale Securities	Total
Beginning balance, December 31, 2020	$(45)	$3,563	$3,518
Current period other comprehensive income (loss):
Other comprehensive income (loss) before reclassification	355	(5,316)	(4,961)
Amounts reclassified from accumulated other comprehensive income (loss)	34	(46)	(12)
Net current period other comprehensive income (loss)	389	(5,362)	(4,973)
Ending balance, September 30, 2021	$344	$(1,799)	$(1,455)

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

The following tables set forth the computation of basic and diluted earnings per share:

(Amounts in thousands, except earnings per share data)	Three Months Ended September 30,
	2022	2021
Net income	$2,120	$1,897
Weighted-average common shares outstanding	5,003	5,000
Basic earnings per share	0.42	0.38

Weighted-average common shares outstanding	$5,003	$5,000
Common stock equivalents due to effect of stock options	9	11
Total weighted-average common shares and equivalents	$5,012	$5,011
Diluted earnings per share	$0.42	$0.38
Anti-dilutive stock options outstanding	—	—

(Amounts in thousands, except earnings per share data)	Nine months ended September 30,
	2022	2021
Net income	$6,218	$5,271
Weighted-average common shares outstanding	4,999	5,008
Basic earnings per share	1.24	1.05

Weighted-average common shares outstanding	$4,999	$5,008
Common stock equivalents due to effect of stock options	9	9
Total weighted-average common shares and equivalents	$5,008	$5,017
Diluted earnings per share	$1.24	$1.05
Anti-dilutive stock options outstanding	1	—

5. SECURITIES

Equity Securities

Equity securities owned by the Company consist of common stock of various financial services providers. ASC Topic 321, Investments – Equity Securities requires all equity securities within its scope to be measured at fair value with changes in fair value recognized in net income. As of September 30, 2022, the Company had $1.0 million in equity securities recorded at fair value and $1.1 million in equity securities were recorded at fair value at December 31, 2021. The Company recorded net losses of $30,000 and $110,000 during the respective three and nine months ended September 30, 2022, and net gains of $38,000 and $139,000 during the respective three and nine months ended September 30, 2021, due to changes in the fair value of the Company’s portfolio of equity securities during the applicable periods.

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

The Company’s available for sale investment portfolio includes primarily bonds issued by U.S. Government sponsored enterprises (approximately 15% of the investment portfolio), mortgage-backed securities issued by Government-sponsored entities and backed by residential mortgages (approximately 77%), corporate debt securities (approximately 5%) and municipal bonds (approximately 3%) as of September 30, 2022. Most of the municipal bonds are general obligation bonds with maturities or pre-refunding dates within 5 years.

At each of September 30, 2022 and December 31, 2021, the Company had holdings of securities from two issuers in excess of 10% of stockholders’ equity, other than the U.S. Government and its agencies. Holdings in Federal Farm Credit Bank and Pennsylvania Housing Finance securities had fair values of $10.8 million and $6.1 million, respectively, as of September 30, 2022, and $12.4 million and $7.5 million, respectively, as of December 31, 2021.

The amortized cost and fair value of debt securities available for sale as of September 30, 2022 and December 31, 2021, by contractual maturity, are shown in the tables below. Expected maturities may differ from contractual maturities because the securities may be called or prepaid with or without prepayment penalties.

(Dollars in thousands)	September 30, 2022
			Gross	Gross
	Amortized	Fair	Unrealized	Unrealized
Debt Securities Available for Sale	Cost	Value	Gains	Losses
Type and Maturity
Obligations of U.S. Government sponsored enterprises
After one year but within five years	$20,450	$18,118	$—	$(2,332)
After five years but within ten years	28,928	23,832	—	(5,096)
	49,378	41,950	—	(7,428)
Obligations of state and political subdivisions
After one year but within five years	3,474	3,394		(80)
After five years but within ten years	3,877	3,116	—	(761)
After ten years	1,501	1,171	—	(330)
	8,852	7,681	—	(1,171)
Corporate debt securities
After one year but within five years	4,688	4,227	—	(461)
After five years but within ten years	13,000	11,349	—	(1,651)
	17,688	15,576	—	(2,112)
Mortgage-backed securities	266,030	222,044	—	(43,986)
Total	$341,948	$287,251	$—	$(54,697)

(Dollars in thousands)	December 31, 2021
			Gross	Gross
	Amortized	Fair	Unrealized	Unrealized
Debt Securities Available for Sale	Cost	Value	Gains	Losses
Type and Maturity
Obligations of U.S. Government sponsored enterprises
After one year but within five years	$6,000	$5,807	$—	$(193)
After five years but within ten years	35,881	34,719	—	(1,162)
	41,881	40,526	—	(1,355)
Obligations of state and political subdivisions
After one year but within five years	3,810	3,937	129	(2)
After five years but within ten years	1,246	1,221	—	(25)
After ten years	4,118	4,062	—	(56)
	9,174	9,220	129	(83)
Corporate debt securities
After one year but within five years	2,000	1,972	—	(28)
After five years but within ten years	32,408	33,024	805	(189)
	34,408	34,996	805	(217)
Mortgage-backed securities	254,762	250,682	812	(4,892)
Total	$340,225	$335,424	$1,746	$(6,547)

Certain obligations of the U.S. Government and state and political subdivisions, as well as mortgage-backed securities are pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law. The carrying value of the pledged assets was $100.0 million and $82.7 million on September 30, 2022 and December 31, 2021, respectively.

In addition to cash received from the scheduled maturities of investment securities, some securities available for sale are sold or called at current market values during normal operations.

The following table summarizes proceeds received from sales or calls of available for sale investment securities transactions and the resulting realized gains and losses during the nine months ended September 30, 2022 and 2021.

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Gross proceeds from sales and calls of securities	$6,137	$106	$23,271	$32,975
Securities available for sale:
Gross realized gains from sold and called securities	$—	$—	$25	$130
Gross realized losses from sold and called securities	(378)	—	(1,477)	(72)
Net gains (losses) from sales and calls of securities	$(378)	$—	$(1,452)	$58

The Bank sold $24.7 million, par value, of subordinated debt of unconsolidated financial institutions, classified as corporate debt securities, at a loss of $1.5 million during the nine months ended September 30, 2022. Management’s intent with respect to these securities changed in the second quarter of 2022 due to the adverse regulatory impact of substantial (relative to capital) holdings of subordinated debt.

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

The following tables show gross unrealized losses and fair values of debt securities available for sale, aggregated by category and length of time the individual securities have been in a continuous unrealized loss position at September 30, 2022 and December 31, 2021.

	Unrealized Losses at September 30, 2022
	Less Than 12 Months			12 Months or More			Total
(Dollars in thousands)	Number			Number			Number
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Obligations of U.S. Government sponsored enterprises	2	$6,995	$(455)	8	$34,955	$(6,973)	10	$41,950	$(7,428)
Obligations of state and political subdivisions	5	3,394	(80)	6	4,287	(1,091)	11	7,681	(1,171)
Corporate debt securities	6	10,444	(1,556)	3	5,132	(556)	9	15,576	(2,112)
Mortgage-backed securities	47	77,474	(9,061)	37	144,570	(34,925)	84	222,044	(43,986)
Total temporarily impaired securities	60	$98,307	$(11,152)	54	$188,944	$(43,545)	114	$287,251	$(54,697)

	Unrealized Losses at December 31, 2021
	Less Than 12 Months			12 Months or More			Total
(Dollars in thousands)	Number			Number			Number
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Obligations of U.S. Government sponsored enterprises	5	$22,130	$(752)	3	$18,396	$(603)	8	$40,526	$(1,355)
Obligations of state and political subdivisions	7	5,781	(83)	—	—	—	7	5,781	(83)
Corporate debt securities	6	10,144	(217)	—	—	—	6	10,144	(217)
Mortgage-backed securities	36	182,328	(3,504)	5	26,443	(1,388)	41	208,771	(4,892)
Total temporarily impaired securities	54	$220,383	$(4,556)	8	$44,839	$(1,991)	62	$265,222	$(6,547)

At September 30, 2022, ten obligations of U.S. Government sponsored enterprises, eleven obligations of state and political subdivisions, nine corporate debt securities, and eighty-four mortgage-backed securities had unrealized losses. Fifty-four of these securities have been in a continuous loss position for twelve months or more. The mortgage-backed securities in the Company’s portfolio are government sponsored enterprise (“GSE”) pass-through instruments issued by the Federal National Mortgage Association (“FNMA”) or Federal Home Loan Mortgage Corporation (“FHLMC”), which guarantees the timely payment of principal on these investments.

The unrealized losses noted in the tables above are considered temporary impairments. The decline in the values of the debt securities is due only to interest rate fluctuations, rather than erosion of issuer credit quality. Management reviews debt securities for ratings downgrades at least quarterly. No downgrades were noted as of September 30, 2022 and December 31, 2021. Because of this, the payment of contractual cash flows, including principal repayment, is not at risk. The Company does not intend to sell the securities, does not believe the Company will be required to sell the securities before recovery and expects to recover the entire amortized cost basis, no debt securities were deemed to be other-than-temporarily impaired for the periods ended September 30, 2022 or December 31, 2021, respectively.

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

Paycheck Protection Program Loans

The CARES Act established the Paycheck Protection Program (“PPP”) which is administered by the Small Business Administration (“SBA”). The PPP began on April 3, 2020 and provided economic relief to small businesses nationwide that were adversely impacted under the COVID-19 Emergency Declaration issued on March 13, 2020. It also provided for forgiveness of the PPP loans in an amount up to the full principal amount of qualifying loans. The Company participated in the PPP and funded 870 PPP loans totaling $51.0 million. PPP loans are included in the commercial, financial and agricultural loan class. As of September 30, 2022, four PPP loans, totaling $25,000, remained outstanding with related unamortized net fees of $3,000. As of December 31, 2021, 194 PPP loans, totaling $10.1 million remained outstanding, with related unamortized net fees of $485,000.

Loan Portfolio Classification

The following table presents the loan portfolio by class at September 30, 2022 and December 31, 2021.

(Dollars in thousands)
	September 30, 2022	December 31, 2021
Commercial, financial and agricultural	$58,585	$62,639
Real estate - commercial	189,860	159,806
Real estate - construction	48,108	43,281
Real estate - mortgage	142,149	131,754
Obligations of states and political subdivisions	19,761	16,323
Personal	3,967	4,500
Total	$462,430	$418,303

The following table summarizes the activity in the allowance for loan losses by loan class for the three and nine months ended September 30, 2022 and 2021.

(Dollars in thousands)				Obligations
	Commercial,			of states
	financial and	Real estate-	Real estate-	and political	Real estate-
	agricultural	commercial	construction	subdivisions	mortgage	Personal	Total
Three Months Ended
September 30, 2022
Balance, beginning of period	$286	$934	$1,208	$56	$1,294	$35	$3,813
Provision for loan losses	(4)	129	(123)	—	94	4	100
Charge-offs	—	—	—	—	(22)	(4)	(26)
Recoveries	—	—	—	—	18	—	18
Balance, end of period	$282	$1,063	$1,085	$56	$1,384	$35	$3,905
September 30, 2021
Balance, beginning of period	$289	$1,435	$924	$33	$1,164	$61	$3,906
Provision for loan losses	(9)	(104)	(81)	(5)	(54)	(4)	(257)
Charge-offs	—	—	—	—	—	(2)	(2)
Recoveries	—	36	27	—	12	3	78
Balance, end of period	$280	$1,367	$870	$28	$1,122	$58	$3,725

Nine Months Ended
September 30, 2022
Balance, beginning of period	$251	$1,020	$884	$45	$1,269	$39	$3,508
Provision for loan losses	31	43	201	11	61	3	350
Charge-offs	—	—	—	—	(23)	(9)	(32)
Recoveries	—	—	—	—	77	2	79
Balance, end of period	$282	$1,063	$1,085	$56	$1,384	$35	$3,905
September 30, 2021
Balance, beginning of period	$302	$908	$1,586	$28	$1,200	$70	$4,094
Provision for loan losses	(29)	423	(799)	—	(119)	(12)	(536)
Charge-offs	—	—	—	—	—	(10)	(10)
Recoveries	7	36	83	—	41	10	177
Balance, end of period	$280	$1,367	$870	$28	$1,122	$58	$3,725

The following table summarizes loans by loan class, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of September 30, 2022 and December 31, 2021.

(Dollars in thousands)				Obligations
	Commercial,			of states
	financial and	Real estate-	Real estate-	and political	Real estate-
	agricultural	commercial	construction	subdivisions	mortgage	Personal	Total
September 30, 2022
Loans allocated by:
Individually evaluated for impairment	$—	$2,048	$—	$—	$387	$—	$2,435
Acquired with credit deterioration	—	299	—	—	424	—	723
Collectively evaluated for impairment	58,585	187,513	48,108	19,761	141,338	3,967	459,272
	$58,585	$189,860	$48,108	$19,761	$142,149	$3,967	$462,430
Allowance for loan losses allocated by:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Acquired with credit deterioration	—	—	—	—	—	—	—
Collectively evaluated for impairment	282	1,063	1,085	56	1,384	35	3,905
	$282	$1,063	$1,085	$56	$1,384	$35	$3,905

December 31, 2021
Loans allocated by:
Individually evaluated for impairment	$—	$5,262	$—	$—	$437	$—	$5,699
Acquired with credit deterioration	—	357	—	—	481	—	838
Collectively evaluated for impairment	62,639	154,187	43,281	16,323	130,836	4,500	411,766
	$62,639	$159,806	$43,281	$16,323	$131,754	$4,500	$418,303
Allowance for loan losses allocated by:
Individually evaluated for impairment	$—	$—	$—	$—	$2	$—	$2
Acquired with credit deterioration	—	—	—	—	—	—	—
Collectively evaluated for impairment	251	1,020	884	45	1,267	39	3,506
	$251	$1,020	$884	$45	$1,269	$39	$3,508

The Company has certain loans in its portfolio that it considers to be impaired. It is the policy of the Company to recognize income on impaired loans that have been transferred to nonaccrual status on a cash basis, only to the extent that it exceeds anticipated principal balance recovery. Until an impaired loan is placed on nonaccrual status, income is recognized on the accrual basis. Collateral analysis is performed on each impaired loan at least quarterly, and results are used to determine if a specific reserve is necessary to adjust the carrying value of each individual loan down to the estimated fair value. Generally, specific reserves are carried against impaired loans based upon estimated collateral value until a confirming loss event occurs or until termination of the credit is scheduled through liquidation of the collateral or foreclosure.  There were no consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process as of September 30, 2022. As of December 31, 2021, there was $85,000 in consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process. Charge-offs will occur when a confirmed loss is identified. Professional appraisals of collateral, discounted for expected selling costs, appraisal age, economic conditions and other known factors, are used to determine the charge-off amount.

The following table summarizes information regarding impaired loans by portfolio class as of September 30, 2022 and December 31, 2021. One loan was determined to have insufficient collateral as of December 31, 2021, requiring the establishment of a specific reserve of $2,000.

(Dollars in thousands)	As of September 30, 2022			As of December 31, 2021
	Recorded	Unpaid Principal	Related	Recorded	Unpaid Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
Impaired loans
With no related allowance recorded:
Real estate - commercial	$2,048	$2,499	$—	$5,262	$5,720	$—
Acquired with credit deterioration	299	350	—	357	366	—
Real estate – construction	—	—	—	—	649	—
Real estate - mortgage	387	1,010	—	368	1,054	—
Acquired with credit deterioration	424	640	—	481	660	—
With an allowance recorded:
Real estate - mortgage	$—	$—	$—	$69	$68	$2
Total:
Real estate - commercial	$2,048	$2,499	$—	$5,262	$5,720	$—
Acquired with credit deterioration	299	350	—	357	366	—
Real estate - construction	—	—	—	—	649	—
Real estate – mortgage	387	1,010	—	437	1,122	2
Acquired with credit deterioration	424	640	—	481	660	—
	$3,158	$4,499	$—	$6,537	$8,517	$2

Average recorded investment of impaired loans and related interest income recognized for the three and nine months ended September 30, 2022 and 2021 are summarized in the tables below.

(Dollars in thousands)	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
	Average	Interest	Cash Basis	Average	Interest	Cash Basis
	Recorded	Income	Interest	Recorded	Income	Interest
	Investment	Recognized	Income	Investment	Recognized	Income
Impaired loans
With no related allowance recorded:
Real estate - commercial	$2,058	$98	$—	$5,291	$55	$—
Acquired with credit deterioration	341	—	—	364	—	—
Real estate - mortgage	348	4	19	483	3	10
Acquired with credit deterioration	440	—	—	595	—	—
Total:
Real estate - commercial	$2,058	$98	$—	$5,291	$55	$—
Acquired with credit deterioration	341	—	—	364	—	—
Real estate - mortgage	348	4	19	483	3	10
Acquired with credit deterioration	440	—	—	595	—	—
	$3,187	$102	$19	$6,733	$58	$10

(Dollars in thousands)	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
	Average	Interest	Cash Basis	Average	Interest	Cash Basis
	Recorded	Income	Interest	Recorded	Income	Interest
	Investment	Recognized	Income	Investment	Recognized	Income
Impaired Loans
With no related allowance recorded:
Real estate - commercial	$4,187	$161	$—	$4,346	$166	$—
Acquired with credit deterioration	347	—	—	345	—	—
Real estate - mortgage	397	7	29	579	10	30
Acquired with credit deterioration	455	—	—	602	—	—
Total:
Real estate - commercial	$4,187	$161	$—	$4,346	$166	$—
Acquired with credit deterioration	347	—	—	345	—	—
Real estate - mortgage	397	7	29	579	10	30
Acquired with credit deterioration	455	—	—	602	—	—
	$5,386	$168	$29	$5,872	$176	$30

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

The following table presents nonaccrual loans by classes of the loan portfolio as of September 30, 2022 and December 31, 2021.

(Dollars in thousands)
	September 30, 2022	December 31, 2021
Non-accrual loans:
Real estate - mortgage	$142	$141
Total	$142	$141

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. Past due status is determined by the contractual terms of the loan. The following tables present the classes of the loan portfolio summarized by the past due status as of September 30, 2022 and December 31, 2021, respectively.

							Loans
							Past Due
							Greater
(Dollars in thousands)				Greater			than 89
		30‑59 Days	60‑89 Days	than 89	Total Past		Days and
	Current	Past Due(2)	Past Due	Days	Due	Total Loans	Accruing(1)
As of September 30, 2022
Commercial, financial and agricultural	$58,560	$—	$25	$—	$25	$58,585	$—
Real estate - commercial	188,870	683	—	8	691	189,561	8
Real estate - construction	48,108	—	—	—	—	48,108	—
Real estate - mortgage	141,019	148	445	113	706	141,725	—
Obligations of states and political subdivisions	19,761	—	—	—	—	19,761	—
Personal	3,959	8	—	—	8	3,967	—
Subtotal	460,277	839	470	121	1,430	461,707	8
Loans acquired with credit deterioration
Real estate - commercial	299	—	—	—	—	299	—
Real estate - mortgage	424	—	—	—	—	424	—
Subtotal	723	—	—	—	—	723	—
	$461,000	$839	$470	$121	$1,430	$462,430	$8

							Loans
							Past Due
							Greater
(Dollars in thousands)				Greater			than 89
		30‑59 Days	60‑89 Days	than 89	Total Past		Days and
	Current	Past Due(2)	Past Due	Days	Due	Total Loans	Accruing(1)
As of December 31, 2021
Commercial, financial and agricultural	$62,628	$11	$—	$—	$11	$62,639	$—
Real estate - commercial	159,396	53	—	—	53	159,449	—
Real estate - construction	43,281	—	—	—	—	43,281	—
Real estate - mortgage	130,242	440	488	103	1,031	131,273	85
Obligations of states and political subdivisions	16,323	—	—	—	—	16,323	—
Personal	4,492	8	—	—	8	4,500	—
Subtotal	416,362	512	488	103	1,103	417,465	85
Loans acquired with credit deterioration
Real estate - commercial	357	—	—	—	—	357	—
Real estate - mortgage	481	—	—	—	—	481	—
Subtotal	838	—	—	—	—	838	—
	$417,200	$512	$488	$103	$1,103	$418,303	$85
(1)	These loans are guaranteed, or well-secured, and there is an effective means of collection in process.
(2)	Loans are considered past due when the borrower is in arrears on two or more monthly payments.

Troubled Debt Restructurings

The Company’s troubled debt restructurings are impaired loans, which may result in a specific allocation and subsequent charge-off if appropriate. The amended terms of the restructured loans vary, and may include interest rates that have been reduced, principal payments that have been reduced or deferred for a period and/or maturity dates that have been extended.

As of September 30, 2022, the Company had a recorded investment in troubled debt restructurings of $2.3 million with no specific reserves or any charge-offs related to the troubled debt restructured loans. As of December 31, 2021, the Company had a recorded investment in troubled debt restructurings of $5.6 million with no specific reserves or any charge-offs related to the troubled debt restructured loans. In the third quarter of 2022, a $3.1 million troubled debt restructured loan was paid off. There were no troubled debt restructured loans in default within 12 months of restructure during the three and nine months ended September 30, 2022 or 2021.

The following table presents the loan whose terms were modified resulting in troubled debt restructuring during the nine months ended September 30, 2021. There were no loan terms modified resulting in troubled debt restructuring during the three and nine months ended September 30, 2022, or the three months ended September 30, 2021.

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

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of September 30, 2022 and December 31, 2021, respectively.

(Dollars in thousands)		Special
As of September 30, 2022	Pass	Mention	Substandard	Doubtful	Total
Commercial, financial and agricultural	$57,812	$773	$—	$—	$58,585
Real estate - commercial	176,300	11,102	2,458	—	189,860
Real estate - construction	46,668	1,440	—	—	48,108
Real estate - mortgage	140,901	427	821	—	142,149
Obligations of states and political subdivisions	19,761	—	—	—	19,761
Personal	3,967	—	—	—	3,967
Total	$445,409	$13,742	$3,279	$—	$462,430

(Dollars in thousands)		Special
As of December 31, 2021	Pass	Mention	Substandard	Doubtful	Total
Commercial, financial and agricultural	$61,372	$577	$690	$—	$62,639
Real estate - commercial	137,684	16,429	5,693	—	159,806
Real estate - construction	42,394	—	887	—	43,281
Real estate - mortgage	130,584	252	918	—	131,754
Obligations of states and political subdivisions	16,323	—	—	—	16,323
Personal	4,500	—	—	—	4,500
Total	$392,857	$17,258	$8,188	$—	$418,303

The decline in special mention real estate – commercial loans as of September 30, 2022 compared to December 31, 2021 was largely due to a $2.9 million payoff of a special mention loan in the first quarter of 2022, as well as paydowns and the upgrade of two loan relationships to pass ratings. The decline in substandard real estate – commercial as of September 30, 2022 compared to December 31, 2021 was primarily due to the payoff of a $3.1 million substandard loan relationship in the third quarter of 2022.

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

Total goodwill at September 30, 2022 and December 31, 2021 was $9.0 million. Goodwill is not amortized but is tested annually for impairment as of December 31, or more frequently if certain events occur which might indicate goodwill has been impaired. There was no goodwill impairment during the nine months ended September 30, 2022 or September 30, 2021.

Intangible Assets

On November 30, 2015, a core deposit intangible in the amount of $303,000 associated with the FNBPA Bancorp, Inc. acquisition was recorded and is being amortized over a ten-year period using a sum of the year’s digits basis. Amortization expense recognized for the intangibles related to the FNBPA acquisition for the respective three and nine months ended September 30, 2022 was $5,000 and $16,000 and for the respective three and nine months ended September 30, 2021 was $6,000 and $20,000.

On April 30, 2018, a core deposit intangible in the amount of $289,000 associated with the Liverpool Community Bank acquisition was recorded and is being amortized over a ten-year period using a sum of the year’s digit basis. Amortization expense recognized for the intangible related to the Liverpool Community Bank acquisition for the respective three and nine months ended September 30, 2022 was $9,000 and $25,000 and for the respective three and nine months ended September 30, 2021 was $10,000 and $29,000.

The following table shows the amortization schedule for each of the intangible assets recorded.

(Dollars in thousands)	FNBPA	LCB
	Acquisition	Acquisition
	Core	Core
	Deposit	Deposit
	Intangible	Intangible
Beginning Balance at Acquisition Date	$303	$289
Amortization expense recorded prior to January 1, 2021	223	128
Amortization expense recorded in the twelve months
ended December 31, 2021	27	39
Unamortized balance as of December 31, 2021	53	122
Amortization expense recorded in the
nine months ended September 30, 2022	16	25
Unamortized balance as of September 30, 2022	$37	$97

Scheduled remaining amortization expense for years ended:
December 31, 2022	$6	$8
December 31, 2023	16	28
December 31, 2024	10	23
December 31, 2025	5	17
December 31, 2026	—	12
Thereafter	—	9

8. BORROWINGS

Borrowings consisted of the following as of September 30, 2022 and December 31, 2021.

(Dollars in thousands)	September 30,	December 31,
	2022	2021
Securities sold under agreements to repurchase	$6,869	$4,227
Overnight advances with FHLB	9,000	—
Short-term debt with FHLB	20,000	—
Long-term debt with FHLB	20,000	20,000
	$55,869	$24,227

Long-term debt is comprised only of Federal Home Loan Bank (“FHLB”) advances with an original maturity of one year or more. The following table summarizes the scheduled maturities of long-term debt as of September 30, 2022.

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

The maximum number of shares of common stock that may be issued under the Plan is 300,000 shares and 163,990 shares remained available for grant as of September 30, 2022. Shares of common stock issued under the Plan may be treasury shares or authorized but unissued shares. Forfeited awards are returned to the pool of shares available for grant for future awards.

Through the nine months ended September 30, 2022, 10,486 restricted shares were awarded to certain officers and all directors. Each of the awards vest after three-years, with no interim vesting. As of September 30, 2022, there was $169,000 of unrecognized compensation cost related to all non-vested restricted stock awards. This cost is expected to be recognized over the vesting period through February 2025.

Compensation expense for stock options granted and restricted stock awarded is measured using the fair value of the award on the grant date and is recognized over the vesting period. The Company recognized stock-based compensation expense of $30,000 and $146,000 for the three and nine months ended September 30, 2022, and $38,000 and $110,000 for the three and nine months ended September 30, 2021.

The following table presents a summary of the status of the Company’s non-vested restricted stock awards as of September 30, 2022, and changes during the period then ended is presented below:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested at January 1, 2022	22,789	$18.48
Vested	(11,475)	18.72
Forfeited	(825)	17.32
Granted	10,486	15.90
Non-vested at September 30, 2022	20,975	$17.10

No stock options were awarded during the nine months ended September 30, 2022. Previously granted stock options vest over three to five years and are exercisable at the grant price, which is at least the fair market value of the stock on the grant date. The Plan provides that the option price per share may not be less than the fair market value of the stock on the day the option was granted, and in no event less than the par value of such stock. Options granted under the Plan are exercisable no earlier than one year after the date of grant and expire ten years after the date of the grant. All options previously granted under the Plans are scheduled to expire by February 17, 2025.

Total options outstanding as of September 30, 2022 have exercise prices between $17.65 and $17.80, with a weighted average exercise price of $17.74 and a weighted average remaining contractual life of 1.66 years.

As of September 30, 2022, there was no unrecognized compensation cost related to options granted under the Plan and no options were exercised under the Plan during the period.

A summary of the status of the outstanding stock options as of September 30, 2022, and changes during the period then ended, is presented below:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at beginning of year	71,947	$17.78
Granted	—	—
Exercised	—	—
Expired	(11,600)	18.00
Outstanding at end of year	60,347	$17.74

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan under which employees, through payroll deductions, may purchase shares of Company stock annually. The option price of the stock purchases is between 95% and 100% of the fair market value of the stock on the offering termination date as determined annually by the Board of Directors. The maximum number of shares which employees may purchase under the Plan is 250,000; however, the annual issuance of shares may not exceed 5,000 shares plus any unissued shares from prior offerings. There were 5,026 and 4,944 shares issued from treasury under this plan during the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, there were 156,650 shares reserved for issuance under the Employee Stock Purchase Plan.

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

The following tables summarize financial assets and financial liabilities measured at fair value as of September 30, 2022 and December 31, 2021 segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value. There were no assets measured at fair value on a non-recurring basis as of September 30, 2022 or December 31, 2021.

	(Level 1)	(Level 2)	(Level 3)
	Quoted Prices in	Significant	Significant
(Dollars in thousands)	Active Markets	Other	Other
	for Identical	Observable	Unobservable
September 30, 2022	Assets	Inputs	Inputs	Total
Assets measured at fair value on a recurring basis:
Debt securities available for sale:
Obligations of U.S. Government agencies and corporations	$—	$41,950	$—	$41,950
Obligations of state and political subdivisions	—	7,681	—	7,681
Corporate debt securities	—	8,228	7,348	15,576
Mortgage-backed securities	—	222,044	—	222,044
Total debt securities available for sale	$—	$279,903	$7,348	$287,251
Equity securities	$1,014	$—	$—	$1,014
Mortgage servicing rights	$—	$—	$96	$96
Interest rate swaps	$—	$419	$—	$419

	(Level 1)	(Level 2)	(Level 3)
	Quoted Prices in	Significant	Significant
(Dollars in thousands)	Active Markets	Other	Other
	for Identical	Observable	Unobservable
December 31, 2021	Assets	Inputs	Inputs	Total
Assets measured at fair value on a recurring basis:
Debt securities available for sale:
Obligations of U.S. Government agencies and corporations	$—	$40,526	$—	$40,526
Obligations of state and political subdivisions	—	9,220	—	9,220
Corporate debt securities	—	30,476	4,520	34,996
Mortgage-backed securities	—	250,682	—	250,682
Total debt securities available for sale	$—	$330,904	$4,520	$335,424
Equity securities	$1,124	$—	$—	$1,124
Mortgage servicing rights	$—	$—	$120	$120
Interest rate swaps	$—	$541	$—	$541

The table below presents a reconciliation of the beginning and ending balances of investment securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine month periods ended September 30, 2022 and 2021.

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30,		September 30,
	2022	2021	2022	2021
Investment Securities:
Beginning balance	$7,788	$4,500	$4,520	$2,000
Total gains (loss) included in OCI	(440)	20	(1,172)	20
Purchases	—	—	4,000	2,500
Principal payments and other	—	—	—	—
Sales	—	—	—	—
Balance, end of period	$7,348	$4,520	$7,348	$4,520

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

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

	Financial Instruments
(Dollars in thousands)	September 30, 2022		December 31, 2021
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and due from banks	$13,325	$13,325	$12,928	$12,928
Interest bearing deposits with banks	102	102	598	598
Interest bearing time deposits with banks	—	—	735	735
Securities	288,265	288,265	336,548	336,548
Restricted investment in bank stock	3,104	N/A	2,116	N/A
Loans, net of allowance for loan losses	458,525	458,754	414,795	414,984
Interest rate swaps	419	419	541	541
Accrued interest receivable	1,907	1,907	1,814	1,814

Financial liabilities:
Non-interest bearing deposits	$202,493	$202,493	$182,022	$182,022
Interest bearing deposits	515,341	512,082	526,425	528,952
Securities sold under agreements to repurchase	6,869	N/A	4,227	N/A
Short-term borrowings	20,000	19,995	—	—
Long-term debt	20,000	19,133	20,000	20,520
Other interest bearing liabilities	995	990	1,568	1,568
Accrued interest payable	215	215	252	252

Off-balance sheet financial instruments:
Commitments to extend credit	$—	$—	$—	$—
Letters of credit	—	—	—	—

The following tables present the carrying amount, fair value and placement in the fair value hierarchy of the Company’s financial instruments not previously disclosed as of September 30, 2022 and December 31, 2021. The tables exclude financial instruments for which the carrying amount approximates fair value.

			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices in	Significant	Significant
(Dollars in thousands)			Active Markets	Other	Other
	Carrying		for Identical	Observable	Unobservable
	Amount	Fair Value	Assets or Liabilities	Inputs	Inputs
September 30, 2022
Financial instruments - Assets
Loans, net of allowance for loan losses	$458,525	$458,754	$—	$—	$458,754
Financial instruments - Liabilities
Interest bearing deposits	$515,341	$512,082	$—	$512,082	$—
Long-term debt	20,000	19,133	—	19,133	—
Other interest bearing liabilities	995	990	—	990	—

			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices in	Significant	Significant
(Dollars in thousands)			Active Markets	Other	Other
	Carrying		for Identical	Observable	Unobservable
	Amount	Fair Value	Assets or Liabilities	Inputs	Inputs
December 31, 2021
Financial instruments - Assets
Interest bearing time deposits with banks	$735	$735	$—	$735	$—
Loans, net of allowance for loan losses	414,795	414,984	—	—	414,984
Financial instruments - Liabilities
Interest bearing deposits	$526,425	$528,952	$—	$528,952	$—
Long-term debt	20,000	20,520	—	20,520	—
Other interest bearing liabilities	1,568	1,568	—	1,568	—

11. COMMITMENTS, CONTINGENT LIABILITIES AND GUARANTEES

In the ordinary course of business, the Company makes commitments to extend credit to its customers through letters of credit, loan commitments and lines of credit. At September 30, 2022, the Company had $118.8 million outstanding in loan commitments and other unused lines of credit extended to its customers as compared to $107.1 million at December 31, 2021.

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its letters of credit. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third-party. Generally, financial and performance letters of credit have expiration dates within one year of issuance, while commercial letters of credit have longer term commitments. The credit risk involved in issuing letters of credit is essentially the same as the risks that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. The Company had outstanding $3.7 million and  $5.7 million of financial and performance letters of credit commitments as of September 30, 2022 and December 31, 2021, respectively. Commercial letters of credit as of September 30, 2022 and December 31, 2021 totaled $9.9 million and $9.5 million, respectively. Management believes the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential number of future payments required under the corresponding guarantees. The amount of the liability as of September 30, 2022 for payments under letters of credit issued was not material. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk.

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

As of December 31, 2021, interest rate swaps with a notional amount totaling $40.0 million, were designated as cash flow hedges, of which $20.0 million were hedges of brokered deposits, and the other $20.0 million were hedges of  certain forecasted FHLB long-term advances. Based on updated funding need projections, including the proceeds from the sale of investment securities and continued core deposit growth, Juniata unwound two forward starting swaps at a gain of $1.2 million during the second quarter of 2022. The amounts previously recognized in accumulated other comprehensive income were reclassified to other non-interest income because it became probable that the forecasted hedged transactions would not occur. Also in the second quarter, an interest rate swap with a notional amount totaling $20.0 million was de-designated as a cash flow hedge on brokered deposits and designated instead, as a cash flow hedge on a short-term FHLB advance.

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

The following table reflects the notional amounts and fair values of derivatives recorded on the Consolidated Statements of Condition as of September 30, 2022 and December 31, 2021.

(Dollars in thousands)	September 30, 2022		December 31, 2021
		Fair		Fair
		Value		Value
	Notional	Asset	Notional	Asset
Derivatives designated as hedges:	Amount	(Liability)	Amount	(Liability)
Interest rate swap - pay fixed / receive floating on 3-month brokered deposit	$—	$—	$20,000	$52
Interest rate swap - pay fixed / receive floating on 3-month FHLB advance	20,000	419	—	—
Interest rate swaps - forward-starting on long-term FHLB advances	—	—	20,000	489

The effect of cash flow hedge accounting on accumulated other comprehensive income for the periods ended September 30, 2022 and December 31, 2021 are as follows:

(Dollars in thousands)	September 30, 2022
	Amount of Gain	Location of (Gain)	Amount of (Gain)
	(Loss) Recognized in	Loss Reclassified	Loss Reclassified
	OCI on Derivatives	from OCI into Income	from OCI into Income
Interest rate contract	$(7)	Interest expense on short-term borrowings and repurchase agreements	$(115)
Swap termination gain	1,202	Other non-interest income	(1,202)
Total	$1,195		$(1,317)

(Dollars in thousands)	December 31, 2021
	Amount of Gain	Location of (Gain)	Amount of (Gain)
	(Loss) Recognized in	Loss Reclassified	Loss Reclassified
	OCI on Derivatives	from OCI into Income	from OCI into Income
Interest rate contracts	$538	Interest expense on short-term borrowings and repurchase agreements	$60
Total	$538		$60

The effect of cash flow hedge accounting on the Consolidated Statements of Income for the three and nine months ended September 30, 2022 and 2021 is as follows:

Amount of Gain or Loss Recognized in Income on Cash Flow Hedging Relationships

	Income (Expense)		Income (Expense)
	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30,		September 30,
	2022	2021	2022	2021
Effects of cash flow hedging:
Loss on cash flow hedging relationships:
Amount reclassified from AOCI into income	$99	$(17)	$115	$(43)
Amount reclassified from AOCI into income for swap termination	(13)	—	1,202	—
Total	$86	$(17)	$1,317	$(43)

13. SUBSEQUENT EVENTS

On October 18, 2022, the Board of Directors declared a cash dividend of $0.22 per share to shareholders of record on November 15, 2022, payable on December 1, 2022.

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

General:

The following discussion relates to the consolidated financial condition of the Company as of September 30, 2022, compared to December 31, 2021, and the consolidated results of operations for the three and nine months ended September 30, 2022, compared to the same periods in 2021. This discussion should be read in conjunction with the interim consolidated financial statements and related notes included herein.

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

Financial Condition:

Total assets as of September 30, 2022, were $815.2 million, an increase of $4.7 million, or 0.6%, compared to December 31, 2021. Comparing asset balances as of September 30, 2022 and December 31, 2021, total interest bearing time deposits with other banks decreased by $735,000, or 100.0%, as all remaining time deposits with banks matured in 2022. Over the same period, total loans increased by $44.1 million, or 10.5%, while debt securities available for sale decreased by $48.2 million, or 14.4%, primarily due to a decline in fair value caused by an increase in market interest rates, as well as the sales of debt securities. Cash flows, as well as the proceeds from the sales of debt securities, were used to repay a $10.0 million brokered demand deposit and to fund loan growth in 2022. Bank owned life insurance and annuities decreased by $1.7 million, or 10.2%, as of September 30, 2022 compared to year-end 2021 due to the passing of one active and two former directors in 2022. Additionally, accrued interest receivable and other assets increased $11.7 million, or 200.0% over the same period, primarily due to an increase in the deferred tax asset for unrealized losses on available for sale debt securities. As of September 30, 2022, total deposits increased by $9.4 million, or 1.3%, compared to December 31, 2021, and short-term borrowings and repurchase agreements increased by $31.6 million, or 748.6%, over the same period primarily because Juniata reverted to using $20.0 million in FHLB short-term advances to supplement core deposits to satisfy its funding needs in lieu of brokered demand deposits.

The table below shows changes in deposit volumes by type of deposit between December 31, 2021 and September 30, 2022.

(Dollars in thousands)	September 30,	December 31,	Change
	2022	2021	$	%
Deposits:
Demand, non-interest bearing	$202,493	$182,022	$20,471	11.2%
Interest bearing demand and money market	231,786	240,974	(9,188)	(3.8)
Savings	150,671	142,187	8,484	6.0
Time deposits, $250,000 and more	11,923	13,547	(1,624)	(12.0)
Other time deposits	120,961	129,717	(8,756)	(6.8)
Total deposits	$717,834	$708,447	$9,387	1.3%

As shown in the table below, total loans increased $44.1 million, or 10.5%, between December 31, 2021 and September 30, 2022. Juniata experienced loan growth in most of its loan classes, except for personal loans and the commercial, financial and agricultural class, which declined primarily due to PPP loan forgiveness payments exceeding commercial loan originations. The largest increases were in the real estate – commercial and mortgage classes.

(Dollars in thousands)	September 30,	December 31,	Change
	2022	2021	$	%
Loans:
Commercial, financial and agricultural	$58,585	$62,639	$(4,054)	(6.5)%
Real estate - commercial	189,860	159,806	30,054	18.8
Real estate - construction	48,108	43,281	4,827	11.2
Real estate - mortgage	142,149	131,754	10,395	7.9
Obligations of states and political subdivisions	19,761	16,323	3,438	21.1
Personal	3,967	4,500	(533)	(11.8)
Total loans	$462,430	$418,303	$44,127	10.5%

A summary of the activity in the allowance for loan losses for the nine month periods ended September 30, 2022 and 2021, respectively, is presented below.

(Dollars in thousands)	Nine months ended September 30,
	2022	2021
Balance of allowance - January 1	$3,508	$4,094
Loans charged off	(32)	(10)
Recoveries of loans previously charged off	79	177
Net recoveries	47	167
Provision for loan losses	350	(536)
Balance of allowance - end of period	$3,905	$3,725

Ratio of net recoveries during period to average loans outstanding	(0.01)%	(0.04)%

While Juniata continued to experience favorable asset quality trends and net recoveries during the nine months ended September 30, 2022, qualitative risk factors, including continued uncertainty in the economic outlook caused by inflation, labor shortages and supply chain disruptions, were considered in its allowance for loan loss analysis for certain loan segments. Due to these factors, including loan growth of 10.5% during the period, the analysis resulted in a loan loss provision expense of $350,000 in the nine months ended September 30, 2022. In contrast, a provision credit of $536,000 was recorded for the nine months ended September 30, 2021 resulting from the removal of the additional level of risk on loans previously placed in COVID deferment as those borrowers showed the ability to continue making payments under contractual debt service.

As of September 30, 2022, fifteen loans (excluding loans acquired with existing credit deterioration) with aggregate outstanding balances of $2.4 million were individually evaluated for impairment. A collateral analysis was performed on each of the loans individually evaluated for impairment to evaluate whether a reserve was required based upon the fair value of the collateral securing such loans. Following the analysis, no specific reserve was determined to be required because there were no loans determined to have insufficient collateral at September 30, 2022.

As of September 30, 2022, there were $13.7 million of loans classified as special mention compared to $17.3 million at December 31, 2021, $3.3 million classified as substandard loans at September 30, 2022 compared to $8.2 million at December 31, 2021, and no loans classified as doubtful at either September 30, 2022 or December 31, 2021.

Management believes that the reserves carried are adequate to cover probable incurred losses related to these relationships as of September 30, 2022. Management believes the Company has sufficient liquidity and capital and an adequate allowance for loan losses to withstand losses that may occur but continues to closely monitor the financial strength of borrowers whose ability to comply with repayment terms may become permanently impaired.

The following table summarizes the Bank’s non-performing loans, excluding loans acquired with credit deterioration, on September 30, 2022 compared to December 31, 2021.

(Dollar amounts in thousands)	September 30, 2022	December 31, 2021
(Dollars in thousands)	2022	2021
Non-performing loans
Non-accrual loans	$142	$141
Accruing loans past due 90 days or more	8	85
Total	$150	$226

Loans outstanding	$462,430	$418,303

Ratio of non-performing loans to loans outstanding	0.03%	0.05%
Ratio of non-accrual loans to loans outstanding	0.03%	0.03%
Allowance for loan losses to non-accrual loans	2,750.00%	2,487.94%

Total non-performing loans as of September 30, 2022 decreased $76,000 over total non-performing loans as of December 31, 2021, due to a decline in accruing loans past due 90 days or more.

Stockholders’ equity decreased by $36.4 million, or 51.0%, from December 31, 2021 to September 30, 2022 due to an increase in unrealized losses on the debt securities available for sale portfolio caused by a decline in market values resulting from changes in market interest rates.

Subsequent to September 30, 2022, the following event took place:

On October 18, 2022, the Board of Directors declared a cash dividend of $0.22 per share to shareholders of record on November 15, 2022, payable on December 1, 2022.

Comparison of the Three Months Ended September 30, 2022 and 2021

Operations Overview:

Net income for the three months ended September 30, 2022 was $2.1 million, an increase of $223,000, or 11.8%, compared to the three months ended September 30, 2021. Basic and diluted earnings per share increased 10.5%, to $0.42, for the three months ended September 30, 2022 compared to basic and diluted earnings per share of $0.38 for the comparable 2021 period.

Annualized return on average assets for the three months ended September 30, 2022 was 1.03%, compared to the annualized return on average assets of 0.91% for the same period in 2021. For the three months ended September 30, annualized return on average equity was 17.90% in 2022 compared to 10.19% in 2021.

Presented below are selected key ratios for the two periods:

	Three Months Ended
	September 30,
	2022	2021
Return on average assets (annualized)	1.03%	0.91%
Return on average equity (annualized)	17.90%	10.19%
Average equity to average assets	5.74%	8.94%
Non-interest income, as a percentage of average assets (annualized)	0.63%	0.63%
Non-interest expense, as a percentage of average assets (annualized)	2.42%	2.37%

The discussion that follows further explains changes in the components of net income when comparing the three months ended September 30, 2022 with the three months ended September 30, 2021.

Net Interest Income:

Net interest income was $6.0 million during the three months ended September 30, 2022, an increase of $595,000, or 11.0%, compared to $5.4 million during the three months ended September 30, 2021.

Average earning assets increased $26.5 million, or 3.4%, to $805.1 million during the three months ended September 30, 2022, compared to the same period in 2021. The increase in average earning assets between periods was primarily due to an increase of $34.4 million, or 8.2%, in average loans, net of a $21.0 million, or 96.3%, decrease in average PPP loan balances between periods. The increase in average loans was partially offset by a $1.3 million, or 0.4%, decrease in average investment securities and a $6.6 million, or 51.2%, decrease in average interest bearing deposits and federal funds sold.

The yield on earning assets increased 23 basis points, to 3.39%, during the three months ended September 30, 2022 compared to same period in 2021, while the cost to fund interest earning assets with interest bearing liabilities increased 6 basis points, to 0.61%, over the same period, primarily due to the increase in market interest rates as both the prime rate and federal funds target range increased by 300 basis points in the 2022 period.

During the three months ended September 30, 2022, average interest bearing liabilities increased by $1.7 million, or 0.3%, compared to the comparable 2021 period, mainly due to growth in average short-term borrowings, as well as savings deposits, which was partially offset by declines in interest bearing demand and time deposits.

The net interest margin, on a fully tax equivalent basis, increased from 2.79% during the three months ended September 30, 2021 to 2.99% during the three months ended September 30, 2022.

The table below shows the net interest margin on a fully tax-equivalent basis for the three months ended September 30, 2022 and 2021.

Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended			Three Months Ended
(Dollars in thousands)	September 30, 2022			September 30, 2021			Increase (Decrease) Due To (6)
	Average		Yield/	Average		Yield/
	Balance(1)	Interest	Rate	Balance(1)	Interest	Rate	Volume	Rate	Total
ASSETS
Interest earning assets:
Taxable loans (5)	$426,166	$5,075	4.72%	$391,359	$4,587	4.65%	$405	$83	$488
Tax-exempt loans	28,849	211	2.91	29,241	213	2.89	(3)	1	(2)
Total loans	455,015	5,286	4.61	420,600	4,800	4.53	402	84	486
Taxable investment securities	336,705	1,493	1.77	339,222	1,350	1.59	(10)	153	143
Tax-exempt investment securities	7,092	37	2.09	5,899	36	2.44	7	(6)	1
Total investment securities	343,797	1,530	1.78	345,121	1,386	1.61	(3)	147	144

Interest bearing deposits	6,310	55	3.43	8,364	8	0.36	(2)	49	47
Federal funds sold	—	—	0.01	4,571	—	0.00	—	—	—
Total interest earning assets	805,122	6,871	3.39	778,656	6,194	3.16	397	280	677

Other assets (7)	20,531			54,697
Total assets	$825,653			$833,353

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing demand deposits (2)	$235,203	317	0.53	$237,366	73	0.12	$(1)	$245	$244
Savings deposits	153,443	20	0.05	142,294	18	0.05	2	—	2
Time deposits	133,824	343	1.02	148,666	464	1.24	(46)	(75)	(121)
Short-term and long-term borrowings and other interest bearing liabilities	48,508	192	1.57	40,905	235	2.28	43	(86)	(43)
Total interest bearing liabilities	570,978	872	0.61	569,231	790	0.55	(2)	84	82

Non-interest bearing liabilities:
Demand deposits	201,615			184,318
Other	5,689			5,334
Stockholders’ equity	47,371			74,470
Total liabilities and stockholders’ equity	$825,653			$833,353
Net interest income and net interest rate spread		$5,999	2.78%		$5,404	2.61%	$399	$196	$595
Net interest margin on interest earning assets (3)			2.96%			2.75%
Net interest income and net interest margin - Tax equivalent basis (4)		$6,065	2.99%		$5,470	2.79%

Notes:

1)	Average balances were calculated using a daily average.
2)	Includes interest-bearing demand and money market accounts.
3)	Net margin on interest earning assets is net interest income divided by average interest earning assets.
4)	Interest on obligations of states and municipalities is not subject to federal income tax. To make the net yield comparable on a fully taxable basis, a tax equivalent adjustment is applied against the tax-exempt income utilizing a federal tax rate of 21%.
5)	Non-accruing loans are included in the above table until they are charged off.
6)	The change in interest due to rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
7)	Includes gross unrealized gains (losses) on securities available for sale.

Provision for Loan Losses:

During the three months ended September 30, 2022, a $100,000 loan loss provision expense was recorded, compared to a provision credit of $257,000 during the three months ended September 30, 2021. Loan growth, coupled with the continued uncertainty in the economic outlook due to inflation, labor shortages and supply chain disruptions, resulted in an increased loan loss provision, despite favorable asset quality trends during the three months ended September 30, 2022.

Management regularly reviews the adequacy of the allowance for loan losses and makes assessments as to specific loan impairment, charge-off expectations, general economic conditions in the Bank’s market area, specific loan quality and other factors. See the earlier discussion in the Financial Condition section explaining the information used to determine the provision.

Non-interest Income:

Non-interest income during the three months ended September 30, 2022 was $1.3 million in both three month periods ended September 30, 2022 and 2021. Most significantly impacting non-interest income in the comparative three month periods was a $378,000 loss on sales and calls of securities due to the execution of a balance sheet and regulatory capital management strategy, as well as a $68,000 decline in the value of equity securities during the three months ended September 30, 2022. These declines were partially offset by receipt of $329,000 in life insurance proceeds and an $83,000 increase in fees derived from loan activity during the three months ended September 30, 2022 compared to the three months ended September 30, 2021.

As a percentage of average assets, annualized non-interest income was 0.63% in each of the three months ended September 30, 2022 and 2021. Excluding the gain/loss on sales and calls of securities, change in fair value of equity securities and life insurance proceeds, annualized non-interest income as a percentage of average assets was 0.67% for the three months ended September 30, 2022 compared to 0.61% for the three months ended September 30, 2021.

Non-interest Expense:

Non-interest expense was $5.0 million for the three months ended September 30, 2022, compared to $4.9 million for the same period in 2021, an increase of $59,000, or 1.2%. Most significantly impacting non-interest expense in the comparative three month periods was a $63,000 increase in FDIC insurance premiums, which was partially offset by a decline of $44,000 in data processing expense primarily from a reduction in core processing expenses for the three months ended September 30, 2022 compared to the three months ended September 30, 2021.

As a percentage of average assets, annualized non-interest expense was 2.42% during the three months ended September 30, 2022 compared to 2.37% during the three months ended September 30, 2021.

Provision for income taxes:

An income tax provision of $102,000 was recorded in the three months ended September 30, 2022, compared to an income tax provision of $142,000 recorded during the three months ended September 30, 2021 as taxable income was lower for the 2022 period primarily due to the receipt of non-taxable life insurance proceeds during the 2022 period.

The Company qualifies for a federal tax credit for low-income housing project investments, and the tax provisions for each period reflect the application of the tax credit. For the three months ended September 30, 2022 and 2021, the tax credit was $225,000, offsetting $327,000 and $367,000 in tax expense in the 2022 and 2021 periods, respectively. For the three months ended September 30, 2022, the tax credit lowered the effective tax rate from 14.7% to 4.6% compared to the same period in 2021, when the tax credit lowered the effective tax rate from 18.0% to 7.0%.

Comparison of the Nine Months Ended September 30, 2022 and 2021

Operations Overview:

Net income for the nine months ended September 30, 2022 was $6.2 million, an increase of $947,000, or 18.0%, compared to the nine months ended September 30, 2021, while basic and diluted earnings per share increased by 18.1%, to $1.24, during the first nine months of 2022 compared to basic and diluted earnings per share of $1.05 during the comparable 2021 period.

Annualized return on average assets for the nine months ended September 30, 2022 was 1.01%, compared to 0.86% for the same period in 2021. For the nine months ended September 30, annualized return on average equity was 15.02% in 2022, compared to 9.47% in 2021.

Presented below are selected key ratios for the two periods:

	Nine Months Ended
	September 30,
	2022	2021
Return on average assets (annualized)	1.01%	0.86%
Return on average equity (annualized)	15.02%	9.47%
Average equity to average assets	6.74%	9.10%
Non-interest income, as a percentage of average assets (annualized)	0.65%	0.63%
Non-interest expense, as a percentage of average assets (annualized)	2.42%	2.35%

The discussion that follows further explains changes in the components of net income when comparing the nine months ended September 30, 2022 to the nine months ended September 30, 2021.

Net Interest Income:

Net interest income was $18.0 million during the nine months ended September 30, 2022, an increase of $2.5 million, or 15.6%, compared to $15.5 million recorded during the nine months ended September 30, 2021.

Average earning assets increased $26.6 million, or 3.5%, to $788.8 million, during the nine months ended September 30, 2022, compared to the same period in 2021, primarily due to an increase of $28.5 million, or 8.9%, in average investment securities, as well as a $5.1 million, or 1.2%, increase in average loans, net of a $22.2 million, or 85.8%, decrease in average PPP loan balances between periods.

The yield on earning assets during the nine months ended September 30, 2022 increased by 24 basis points, to 3.41%,  compared to same period in 2021 due to several factors, including the increase in market interest rates, driven by an increase of 300 basis points in the federal funds target range and prime rate during the current 2022 period, as well as the growth in taxable investment securities and the collection of $645,000 in interest on a previously charged off nonaccrual loan during the nine months ended September 30, 2022. Over the same periods, the cost to fund interest earning assets with interest bearing liabilities decreased nine basis points, to 0.51%, primarily due to the decline in higher cost average time deposits and long-term borrowings during the period. During the nine months ended September 30, 2022, average interest bearing liabilities increased by $7.1 million, or 1.3%, compared to the comparable 2021 period, due to growth in average interest-bearing demand and savings deposits, which was partially offset by decreases in average time deposits, long-term debt and FRB advances.

The net interest margin, on a fully tax equivalent basis, increased from 2.76% during the nine months ended September 30, 2021 to 3.08% during the nine months ended September 30, 2022.

The table below shows the net interest margin on a fully tax-equivalent basis for the nine months ended September 30, 2022 and 2021.

	Nine Months Ended			Nine Months Ended
(Dollars in thousands)	September 30, 2022			September 30, 2021			Increase (Decrease) Due To (6)
	Average		Yield/	Average		Yield/
	Balance(1)	Interest	Rate	Balance(1)	Interest	Rate	Volume	Rate	Total
ASSETS
Interest earning assets:
Loans:
Taxable loans (5)	$404,863	$14,853	4.90%	$396,684	$13,680	4.61%	$283	$890	$1,173
Tax-exempt loans	27,669	593	2.87	30,763	691	3.00	(70)	(28)	(98)
Total loans	432,532	15,446	4.77	427,447	14,371	4.50	213	862	1,075
Investment securities:
Taxable investment securities	341,864	4,479	1.75	314,501	3,543	1.50	308	628	936
Tax-exempt investment securities	7,313	117	2.13	6,165	112	2.42	21	(16)	5
Total investment securities	349,177	4,596	1.75	320,666	3,655	1.52	329	612	941

Interest bearing deposits	7,122	80	1.50	8,439	18	0.29	(2)	64	62
Federal funds sold	—	—	—	5,680	1	0.01	(1)	—	(1)
Total interest earning assets	788,831	20,122	3.41	762,232	18,045	3.17	539	1,538	2,077

Other assets (7)	30,702			54,007
Total assets	$819,533			$816,239

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing demand deposits (2)	$239,399	593	0.33	$215,489	227	0.14	$25	$341	$366
Savings deposits	150,739	57	0.05	136,906	51	0.05	5	1	6
Time deposits	137,341	1,042	1.01	151,123	1,493	1.32	(136)	(315)	(451)
Short-term and long-term borrowings and other interest bearing liabilities	38,892	463	1.59	55,798	734	1.76	(223)	(48)	(271)
Total interest bearing liabilities	566,371	2,155	0.51	559,316	2,505	0.60	(329)	(21)	(350)

Non-interest bearing liabilities:
Demand deposits	192,661			177,646
Other	5,291			5,028
Stockholders’ equity	55,210			74,249
Total liabilities and stockholders’ equity	$819,533			$816,239
Net interest income and net interest rate spread		$17,967	2.90%		$15,540	2.57%	$868	$1,559	$2,427
Net interest margin on interest earning assets (3)			3.05%			2.73%
Net interest income and net interest margin - Tax equivalent basis (4)		$18,155	3.08%		$15,753	2.76%

Notes:

1)	Average balances were calculated using a daily average.
2)	Includes interest-bearing demand and money market accounts.
3)	Net margin on interest earning assets is net interest income divided by average interest earning assets.
4)	Interest on obligations of states and municipalities is not subject to federal income tax. To make the net yield comparable on a fully taxable basis, a tax equivalent adjustment is applied against the tax-exempt income utilizing a federal tax rate of 21%.
5)	Non-accruing loans are included in the above table until they are charged off.
6)	The change in interest due to rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
7)	Includes gross unrealized gains (losses) on securities available for sale.

Provision for Loan Losses:

A loan loss provision expense of $350,000 was recorded during the nine months ended September 30, 2022, compared to a provision credit of $536,000 in the nine months ended September 30, 2021. While Juniata continued to experience favorable asset quality trends and net recoveries during the nine months ended September 30, 2022, elevated qualitative risk factors were considered in its allowance for loan loss analysis for certain loan segments due to the uncertainty in the economy and the potential for a recession as inflation, labor shortages and supply chain disruptions remain prevalent. Additionally, loan growth of 10.5% as of September 30, 2022 compared to December 31, 2021 was also a factor in the increase in Juniata’s loan loss provision for the nine months ended September 30, 2022.

Management regularly reviews the adequacy of the allowance for loan losses and makes assessments as to specific loan impairment, charge-off expectations, general economic conditions in the Bank’s market area, specific loan quality and other factors. See the earlier discussion in the Financial Condition section explaining the information used to determine the provision.

Non-interest Income:

Non-interest income was $4.0 million during the nine months ended September 30, 2022 compared to $3.9 million during the nine months ended September 30, 2021, an increase of $88,000, or 2.3%. Most significantly impacting the comparative nine month periods was a $1.5 million loss on sales and calls of securities in the 2022 period due to the execution of a balance sheet and regulatory capital management strategy in which the security losses were partially offset by $1.2 million in gains from the termination of two derivatives contracts, recorded in other non-interest income. See Notes 5 and 12 in the Notes to Consolidated Financial Statements. Additionally, the change in value of equity securities during the nine months ended September 30, 2022 decreased by $249,000 compared to the nine months ended September 30, 2021 due to declines in bank stock market values, which was partially offset by increases of $119,000 in fees derived from loan activity and $380,000 in life insurance proceeds in the 2022 period.

As a percentage of average assets, annualized non-interest income was 0.65% for the nine months ended September 30, 2022 compared to 0.63% for the comparable 2021 period. Excluding the gain/loss on sales and calls of securities, change in fair value of equity securities and life insurance proceeds, annualized non-interest income as a percentage of average assets was 0.84% for the nine months ended September 30, 2022 compared to 0.60% for the nine months ended September 30, 2021.

Non-interest Expense:

Non-interest expense was $14.9 million during the nine months ended September 30, 2022 compared to $14.4 million during the nine months ended September 30, 2021, an increase of $496,000, or 3.4%. Most significantly impacting non-interest expense in the comparative nine month periods was a $307,000 increase in employee compensation and benefits expense due to temporary duplication of compensation and benefits expense because of employee transitions, as well as increased medical claims expenses. Also contributing to the increase in non-interest expense was a $76,000 increase in FDIC insurance premiums and a $42,000 decline in the gain on other real estate owned for the nine months ended September 30, 2022 versus the comparable 2021 period. These increases were partially offset by a $71,000 decline in data processing expense.

As a percentage of average assets, annualized non-interest expense was 2.42% during the nine months ended September 30, 2022 compared to 2.35% during the nine months ended September 30, 2021.

Provision for income taxes:

An income tax provision of $488,000 was recorded during the nine months ended September 30, 2022 compared to an income tax expense of $302,000 recorded during the nine months ended September 30, 2021, primarily due to higher taxable income earned in the 2022 period.

The Company qualifies for a federal tax credit for a low-income housing project investment, and the tax provisions for each period reflected the application of the tax credit. For the first nine months of 2022 and 2021, the tax credits were $676,000 in both periods, offsetting $1.2 million in tax expense recorded during the nine months ended September 30, 2022 and $978,000 in tax expense recorded in the comparable 2021 period. The tax credit lowered the effective tax rate from 17.4% to 7.3% during the first nine months of 2022 compared to the same period in 2021, when the tax credit lowered the effective tax rate from 17.5% to 5.4%.

Liquidity:

The objective of liquidity management is to ensure that sufficient funding is available, at a reasonable cost, to meet the ongoing operational cash needs of the Company and to take advantage of income producing opportunities as they arise. While the desired level of liquidity will vary depending upon a variety of factors, it is a primary goal of the Company to maintain an adequate level of liquidity in all economic environments. Principal sources of asset liquidity are provided by loans and securities maturing in one year or less, and other short-term investments, such as federal funds sold and cash and due from banks. Liability liquidity, which is more difficult to measure, can be met by attracting deposits and maintaining the core deposit base. The Company is a member of the Federal Home Loan Bank of Pittsburgh for the purpose of providing short-term liquidity to supplement other sources of liquidity liability. During the nine months ended September 30, 2022, overnight borrowings from the Federal Home Loan Bank averaged $739,000. As of September 30, 2022, the Company had $29.0 million in short-term borrowings and $20.0 million in long-term debt with the Federal Home Loan Bank with a remaining unused borrowing capacity of $148.9 million with the FHLB.

The Company may use brokered deposits as an additional funding alternative. Brokered deposits of $30.0 million were included in total interest-bearing deposits as of December 31, 2021. The Company had no brokered deposits as of September 30, 2022.

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

Off-Balance Sheet Arrangements:

The Company’s consolidated financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk, credit risk, and interest rate risk. These commitments consist mainly of loans approved but not yet funded, unused lines of credit and outstanding letters of credit. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third-party. Generally, financial and performance letters of credit have expiration dates within one year of issuance, while commercial letters of credit have longer term commitments. The credit risk involved in issuing letters of credit is essentially the same as the risks that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. As of September 30, 2022 and December 31, 2021, the Company had $3.7 million and $5.7 million, respectively, of financial and performance letters of credit commitments outstanding. Commercial letters of credit as of September 30, 2022 and December 31, 2021 totaled $9.9 million and $9.5 million, respectively.

Management believes the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding letters of credit. The current amount of the liability as of September 30, 2022 for payments under letters of credit issued was not material. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk.

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

At September 30, 2022, the Bank exceeded the regulatory requirements to be considered a "well capitalized" financial institution under Basel III.

The Company’s principal source of funds for dividend payments is dividends received from the Bank. Certain regulatory restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. At September 30, 2022, $33.9 million in undistributed earnings of the Bank, included in the consolidated stockholders’ equity, was available for distribution to the Company as dividends without prior regulatory approval, subject to regulatory capital requirements.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of September 30, 2022, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined by the Securities Exchange Act of 1934 (“Exchange Act”), Rule 13a-15(e). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluations, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective, because of a material weakness in our internal control over financial reporting, specifically the Company did not maintain controls over the computation of Tier 1 regulatory capital deductions related to the Bank’s investments in subordinated debt issued by other financial institutions. In the second quarter of 2022, management determined the Bank’s call reports for the quarters ended September 30, 2021, December 31, 2021, and March 31, 2022, included an error in the computation of Tier 1 regulatory capital in connection with the Bank’s investments in subordinated debt issued by other financial institutions, which was a result of the material weakness discussed above. While the impact of the error was immaterial, and the Bank was well capitalized during these periods, the material weakness could result in a misstatement of the Tier I regulatory capital that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. As a result, management concluded a material weakness in internal control over financial reporting was present during those periods and has not been remediated as of September 30, 2022.

Management's Plan to Remediate Material Weakness

We developed a detailed plan for remediation of the material weakness, including enhancing management's review of controls over the preparation of Call Report schedule RC-R Part I regarding the limitation on subordinated debt issued by other financial institutions. We intend to remediate this material weakness as soon as possible, and we will continue to assess the effectiveness of our remediation efforts in connection with our future assessment of the effectiveness of internal control over financial reporting and disclosure controls and procedures. We estimate that we will remediate this material weakness by December 31, 2022. Until this material weakness is remediated, we plan to continue to perform additional analyses and other procedures to ensure that our consolidated financial statements are prepared in accordance with GAAP.

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting.

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

Item 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company periodically repurchases shares of its common stock under a share repurchase program approved by the Board of Directors. In November of 2021, the Board of Directors authorized the repurchase of an additional 200,000 shares of its common stock through the Company’s share repurchase program for a total of 209,307 shares authorized to be repurchased at that time. The program will remain authorized until all approved shares are repurchased, unless terminated by the Board of Directors. As of September 30, 2022, 208,312 shares remained available to purchase under that program. Transactions pursuant to the repurchase program in the three month period ended September 30, 2022 are shown below.

			Total Number of
	Total Number		Shares Purchased as	Maximum Number of
	of Shares	Average	Part of Publicly	Shares that May Yet Be
	Purchased or Restricted	Price Paid	Announced Plans or	Purchased Under the
Period	Shares Forfeited	per Share	Programs	Plans or Programs (1)
July 1-31, 2022	—	$—	—	208,312
August 1-31, 2022	—	—	—	208,312
September 1-30, 2022	—		—	208,312

Totals	—		—	208,312

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

Juniata Valley Financial Corp.
(Registrant)

Date:	NOVEMBER 14, 2022	By:	/s/ Marcie A. Barber
Marcie A. Barber, President
Chief Executive Officer
(Principal Executive Officer)

Date:	November 14, 2022	By:	/s/ Michael W. Wolf
Michael W. Wolf
Chief Financial Officer
(Principal Accounting Officer and
Principal Financial Officer)