Form 10-K
period 2022-12-31
JUNIATA VALLEY FINANCIAL CORP
filed 2023-03-16
CIK 714712

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive‐based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D‐1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)

Yes ☐  No ⌧

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrants most recently completed second fiscal quarter was $72,445,245. (1)

There were 5,013,899 shares of the registrant’s common stock outstanding as of March 16, 2023.

(1)	The aggregate dollar amount of the voting stock set forth equals the number of shares of the Company’s Common Stock outstanding, reduced by the amount of Common Stock held by officers, directors, shareholders owning in excess of 10% of the Company’s Common Stock and the Company’s employee benefit plans multiplied by the last reported sale price for the Company’s Common Stock on June 30, 2022, the last business day of the registrants most recently completed second fiscal quarter. The information provided shall not be construed as an admission that any officer, director or 10% shareholder of the Company, or any employee benefit plan, may be deemed an affiliate of the Company or that such person or entity is the beneficial owner of the shares reported as being held by such person or entity, and any such inference is hereby disclaimed.

DOCUMENTS INCORPORATED BY REFERENCE

(Specific sections incorporated are identified under applicable items herein)

Certain portions of the Company’s Proxy Statement to be filed in connection with its 2023 Annual Meeting of Shareholders are incorporated by reference in Part III of this Report; provided; however, that any information in such Proxy Statement that is not required to be included in this Annual Report on Form 10-K shall not be deemed to be incorporated herein or filed for the purposes of the Securities Act of 1933 or the Securities Exchange Act of 1934.

Other documents incorporated by reference are listed in the Exhibit Index.

PART I

ITEM 1. BUSINESS

Overview

Juniata Valley Financial Corp. (the “Company” or “Juniata”) is a Pennsylvania corporation formed in 1983 as a result of a plan of merger and reorganization of The Juniata Valley Bank (the “Bank”). The plan received regulatory approval on June 7, 1983 and Juniata, a one-bank holding company, registered under the Bank Holding Company Act of 1956. The Bank is the oldest independent commercial bank in Juniata and Mifflin Counties, and was organized as a state bank charter in 1867. The Company has one reportable segment, consisting of the Bank, as described in Note 2 of The Notes to Consolidated Financial Statements.

Nature of Operations

Juniata operates primarily in central and northern Pennsylvania with the purpose of delivering financial services within its local markets. The Company provides retail and commercial banking and other financial services through 15 branch locations located in Juniata, Mifflin, Perry, McKean, Potter and Huntingdon Counties. Additionally, in Mifflin, Juniata and Centre Counties, the Company maintains four offices for loan production, trust services and wealth management sales.

The Company offers a full range of consumer and commercial banking services. Consumer banking services include online account opening; online banking; mobile banking; telephone banking; automated teller machines; personal checking accounts; checking overdraft privileges; money market deposit accounts; savings accounts; debit cards; certificates of deposit; individual retirement accounts; secured lines of credit; construction and mortgage loans; and safe deposit boxes. Commercial banking services include low and high-volume business checking accounts; online account management services; remote deposit capability; ACH origination; payroll direct deposit; commercial lines of credit; commercial letters of credit; mobile deposit for small business customers; and commercial term and demand loans.

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

In commercial transactions, the Company believes that the Bank’s legal lending limit to a single borrower (approximately $10,902,000 as of December 31, 2022) enables it to compete effectively for the business of small and mid-sized businesses. However, the Bank’s legal lending limit is considerably lower than that of various competing institutions and thus, may act as a constraint on the Bank’s effectiveness in competing for larger financings.

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

A satisfactory safety and soundness rating, particularly regarding capital adequacy, and a satisfactory Community Reinvestment Act rating are generally prerequisites to obtaining federal regulatory approval to make acquisitions and open branch offices. As of December 31, 2022, the Bank was rated “satisfactory” under the Community Reinvestment Act and was a “well-capitalized” bank. An institution’s Community Reinvestment Act rating is considered in determining whether to grant approvals relating to charters, branches and other deposit facilities, relocations, mergers, consolidations and acquisitions. Less than satisfactory performance may be the basis for denying an application.

There are various legal restrictions on the extent to which the Company and its non-bank subsidiaries can borrow or otherwise obtain credit from the Bank. In general, these restrictions require that any such extensions of credit must be secured by designated amounts of specified collateral and are limited, as to any one of the Company or such non-bank subsidiaries, to ten percent of the lending bank’s capital stock and surplus and, as to the Company and all such non-bank subsidiaries in the aggregate, to 20 percent of the Bank’s capital stock and surplus. Further, the Company and the Bank are prohibited from engaging it’s then certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

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

On March 12, 2020, the SEC adopted amendments to the “accelerated filer” and “large accelerated filer” definitions pursuant to Rule 12b-2 under the Securities Exchange Act of 1934 to resolve an overlap that existed between the definitions related to accelerated filers and “smaller reporting companies,” with the focus to reduce disclosure and reporting obligations for lower-revenue smaller reporting companies. The final amendments were effective on, and apply to an annual report filing due on or after, April 27, 2020. The most notable impact of these amendments was that a smaller reporting company with less than $100 million in revenue that previously met the definition of an accelerated filer or large accelerated filer is not required to obtain an attestation of their internal control over financial reporting as required under Section 404(b) of the Sarbanes-Oxley Act and is not required to comply with the shorter SEC filing deadlines that apply to accelerated filers. Juniata qualifies as a smaller reporting company and is not required to obtain such an attestation and may comply with the shorter SEC filing deadlines.

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

Under the Dodd-Frank Act, the FDIC may terminate the insurance of an institution’s deposits upon finding that the institution has engaged in unsafe and unsound practices, is in an unsafe and unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The Company does not know of any practice, condition or violation that might lead to termination of the Bank’s deposit insurance.

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

Capital Regulation

The Bank is subject to risk-based capital standards by which banks are evaluated in terms of capital adequacy. These regulatory capital requirements are administered by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators. Management believes, as of December 31, 2022, the Bank meets all capital adequacy requirements to which it is subject.

Prompt corrective action regulations provide five classifications: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2022 and 2021, the Bank was well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s capital category.

The United States is a member of the Basel Committee on Banking Supervision (the “Basel Committee”) that provides a forum for regular international cooperation on banking supervisory matters. The Basel Committee develops guidelines and supervisory standards and is best known for its international standards on capital adequacy. In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation, officially identified by the Basel Committee as “Basel III”, which set capital standards with which the Bank would be required to comply.

The federal banking agencies issued a joint final rule in 2019 that provided an optional, simplified measure of capital adequacy, the community bank leverage ratio framework (“CBLR framework”), for qualifying community banking organizations, consistent with Section 201 of the Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Economic Growth Act”), which was effective on January 1, 2020. As of December 31, 2022, the Bank was a qualifying community banking organization as defined by the federal banking agencies but elected to comply with the risk-weighting framework under the Basel III capital requirements.

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

Federal banking agencies have broad powers to take corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are “well-capitalized,” “adequately capitalized,” “undercapitalized”, “significantly undercapitalized,” or “critically undercapitalized.” As of December 31, 2022, the Bank was a “well-capitalized” bank, as defined by the FDIC.

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

All the bank regulatory agencies have issued rules that amend their capital guidelines for interest rate risk and require such agencies to consider in their evaluation of a bank’s capital adequacy the exposure of a bank’s capital and economic value to changes in interest rates. These rules do not establish an explicit supervisory threshold. The agencies intend, at a subsequent date, to incorporate explicit minimum requirements for interest rate risk into their risk-based capital standards and have proposed a supervisory model to be used together with bank internal models to gather data and hopefully propose at a later date, explicit minimum requirements.

The Basel III rules, among other things, narrow the definition of regulatory capital. Basel III requires bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. Specifically, Basel III requires financial institutions to maintain: (a) a minimum ratio of common equity tier 1 capital (CET1) to risk-weighted assets of at least 4.5%; (b) a minimum ratio of tier 1 capital to risk-weighted assets of at least 6.0%; (c) a minimum ratio of total (that is, tier 1 plus tier 2) capital to risk-weighted assets of at least 8.0%; and (d)  a minimum leverage ratio of 3.0%, calculated as the ratio of tier 1 capital balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter). In addition, the rules also limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” of 2.5% above each of the foregoing capital requirements stated in (a) – (c).  Basel III also provides for a “countercyclical capital buffer,” an additional capital requirement that generally is imposed when national regulators determine that excess aggregate credit growth has become associated with a buildup of systemic risk, to absorb losses during periods of economic stress. Banking institutions that maintain insufficient capital to comply with the capital conservation buffer face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

Additionally, the Basel III framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests, including a liquidity coverage ratio (“LCR”) designed to ensure that the banking entity maintains a level of unencumbered high-quality liquid assets greater than or equal to the entity’s expected net cash outflow for a 30-day time horizon under an acute liquidity stress scenario, and a net stable funding ratio (“NSFR”) designed to promote more medium and long-term funding based on the liquidity characteristics of the assets and activities of banking entities over a one-year time horizon. In September 2014, the federal regulatory agencies finalized rules implementing the LCR for U.S. financial institutions that are “internationally active banking organizations” and those with more than $250 billion in total consolidated assets. The FRB separately adopted a less stringent, modified LCR requirement for bank holding companies that have more than $50 billion in total consolidated assets. Because of the Company’s size, neither the LCR Rule nor any additional proposed rules under the Basel III liquidity framework are applicable to it.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 implemented a broad range of corporate governance, accounting and reporting measures for companies, like Juniata, that have securities registered under the Securities Exchange Act of 1934. Specifically, the Sarbanes-Oxley Act and the various regulations promulgated under the Act, established, among other things: (i) requirements for audit committees, including independence, expertise, and responsibilities; (ii) additional responsibilities relating to financial statements for the Chief Executive Officer and Chief Financial Officer of reporting companies; (iii) standards for auditors and regulation of audits, including independence provisions that restrict non-audit services that accountants may provide to their audit clients; (iv) increased disclosure and reporting obligations for reporting companies and their directors and executive officers, including accelerated reporting of stock transactions and a prohibition on trading during pension blackout periods; and (v) a range of civil and criminal penalties for fraud and other violations of the securities laws. In addition, Sarbanes-Oxley required stock exchanges institute additional requirements relating to corporate governance in their listing rules.

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

Anti-Money Laundering Initiatives and the USA Patriot Act

A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. U.S. federal laws and regulations, including the USA Patriot Act of 2001 (“USA Patriot Act”), impose significant compliance and due diligence obligations, create criminal and financial liability for non-compliance and expand the extra-territorial jurisdiction of the U.S. The United States Department of the Treasury has issued several regulations that apply various requirements of the USA Patriot Act to financial institutions. These regulations require financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all the relevant laws or regulations, could have serious legal and reputational consequences for the institution.

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

The following is a list of significant provisions of the Dodd-Frank Act, and, if applicable, the resulting regulations adopted, that apply (or will apply), most directly to the Company and its subsidiary:

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

Tax Cuts and Jobs Act

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was signed into law. Among other changes, the TCJA significantly changed corporate income tax law by reducing the corporate income tax rate from 35% to 21%, allowing for immediate capital expensing of certain qualified property and eliminating the deductibility of DIF assessments. The tax laws were effective for the 2018 tax year; however, the Company recognized certain effects of the changes in 2017, which was when the new legislation was enacted.

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

As part of the CARES Act, and in recognition of the challenging circumstances faced by small businesses, Congress created the Paycheck Protection Program (“PPP”), in which the Company was a participating lender. PPP covered loans are fully guaranteed as to principal and accrued interest by the SBA and, therefore, require a zero percent risk weight for risk-based capital requirements. The SBA reimburses PPP lenders for any amount of a PPP covered loan that is forgiven. PPP lenders are not held liable for any representations made by PPP borrowers in connection with a borrower's request for PPP covered loan forgiveness. Juniata funded a total of 870 PPP loans totaling $51.0 million. As of December 31, 2022, Juniata had one PPP loan remaining with an outstanding balance of $4,000.

To provide liquidity to small business lenders and the broader credit markets, and to help stabilize the financial system, on April 7, 2020, the Federal Reserve Banks extended credit to financial institutions under the Paycheck Protection Program Liquidity Facility (“PPPLF”). Under the PPPLF, each Federal Reserve Bank can extend non-recourse loans to institutions eligible to make PPP covered loans. Under the PPPLF, only PPP covered loans guaranteed by the SBA under the Paycheck Protection Program with respect to both principal and interest and that are originated by an eligible institution may be pledged as collateral to the Federal Reserve Banks. The Company received $31.3 million in PPPLF advances with a two year term in June 2020. The Company repaid all remaining PPPLF advances in 2021.

Employees

As of December 31, 2022, the Company had a total of 124 full-time and 34 part-time employees.

Additional Information

The Company files annual, quarterly and current reports, proxy statements and other information with the SEC. Our SEC filings are available on the SEC’s website (http://www.sec.gov).

The Company’s common stock is quoted under the symbol “JUVF” on the OTCQX Best Market, an electronic inter-dealer quotation and trading system developed by OTC Markets Group.

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

In addition, we will provide, at no cost, paper or electronic copies of our reports and other filings made with the SEC (except for exhibits). Requests should be directed to Michael W. Wolf, Chief Financial Officer, Juniata Valley Financial Corp., P.O. Box 66, Mifflintown, PA  17059, (855) 582-5101.

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

Higher market interest rates improved the net interest margin in 2022 in comparison to 2021. Interest-earning assets, such as loans and investments, have been originated, acquired or repriced at higher rates, increasing the average rate earned on those assets. While the average rate paid on interest bearing liabilities, such as deposits and borrowings, has also increased, the increase has not always occurred at the same pace as the increase in the average rate earned on interest-earning assets, resulting in an improvement of the net interest margin. However, during the fourth quarter of 2022, the cost of interest bearing liabilities accelerated at a faster pace than the increase in interest earning assets impacting the net interest margin. This trend may continue to adversely impact the net interest margin.

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

In July 2013, the FRB approved the final rules implementing the Basel III capital standards (the “Basel III Rules”) which substantially revised the risk-based capital requirements applicable to bank holding companies and depository institutions. See previous Capital Regulation discussion.

As of December 31, 2022, the Company believes it meets all capital adequacy requirements to which it is subject. However, the new rules, which were fully phased in on January 1, 2019, effectively require financial institutions to maintain higher capital levels than previously required. As a result, Juniata may have to maintain capital in the form of assets that contribute less income to Juniata and that are not available for deployment as loans or other interest-income generating assets, funding of capital projects or other growth initiatives.

Competition, including competition on rates of deposit and for loan growth, may negatively impact the Company’s net interest margin.

There is significant competition among banks in the market areas served by the Company. In addition, as a result of deregulation of the financial industry, the Bank also competes with other providers of financial services, such as savings and loan associations, credit unions, consumer finance companies, securities firms, insurance companies, the mutual funds industry, fintech-based loan and deposit providers, full service brokerage firms and discount brokerage firms, some of which are subject to less extensive regulations than the Company with respect to the products and services they provide. Some of the Company’s competitors have greater resources than the Company and, as a result, may have higher lending limits and may offer other products or services not offered by the Company.

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

Due to regulatory limitations on the Corporation’s ability to rely on short-term borrowings, any significant movements of deposits away from traditional depository accounts which negatively impacts the Corporation’s loan-to-deposit ratio could restrict its ability to achieve growth in loans or require the Corporation to pay higher interest rates on deposit products to retain deposits to fund loans.

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

Unrealized losses in the Bank’s investment portfolio could affect liquidity.

As market interest rates increased during 2022, the unrealized losses on the Bank’s investment portfolio also increased. The increase in unrealized losses is reflected in Accumulated Other Comprehensive Income (“AOCI”) on the balance sheet and reduces book capital, and therefore, the tangible common equity ratio. Unrealized losses do not affect regulatory capital ratios.

The Bank’s access to liquidity sources could be affected by unrealized losses if investments must be sold at a loss, tangible capital ratios continue to decline from an increase in unrealized losses or realized credit losses, the FHLB or other sources reduce capacity or bank regulators impose restrictions on the Bank such as a limit on interest rates it may pay on deposits or its ability to access brokered deposits.

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

In addition, the parties intent on penetrating our systems may also attempt to fraudulently induce employees, customers, third parties or other users of our systems to disclose sensitive information to gain access to the Company’s data or that of the Company’s customers.

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

The Company’s success depends, in large part, on its ability to attract and retain skilled people. The unexpected loss of services of one or more of the Company’s key personnel could have a material adverse impact on the Company's business because of their skills, knowledge of the Company's operations and markets, industry experience, and the difficulty of promptly finding qualified replacement personnel. Our ability to attract and retain skilled personnel cost effectively is subject to a variety of external factors, including the limited availability of qualified personnel in the workforce in the local markets in which we operate, unemployment levels within those markets, prevailing wage rates, which have increased significantly, and health and other insurance costs. Furthermore, the complexities introduced into the labor market because of the transition to increased work-from-home arrangements have impacted the competitive landscape in our labor market. Based on current conditions in the labor market, we have experienced some difficulty in retaining and attracting personnel, and there is no assurance we will be able to continue to successfully do so.

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

As of December 31, 2022, the Company’s equity investments were comprised primarily of publicly traded financial institutions. The value of the securities in the Company’s equity portfolio may be affected by several factors. General economic conditions and uncertainty surrounding the financial institution sector impacts the value of these securities. Equity investments are stated at fair value with realized and unrealized gains and losses reported in net income. General declines in bank stock values, as well as deterioration in the performance of specific banks, are reflected on the Consolidated Statements of Income.

●	Municipal securities:

As of December 31, 2022, the Company had approximately $7,679,000 of municipal securities issued by various municipalities in its investment portfolio. Uncertainty with respect to the financial viability of municipal insurers places greater emphasis on the underlying strength of issuers. Increasing pressure on local tax revenues of issuers due to adverse economic conditions could also have a negative impact on the underlying credit quality of issuers.

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

Wal-Mart Supercenter, Route 522 South, Lewistown, Pennsylvania (lease expires January 2026)

52 West Mill Street, Port Allegany, Pennsylvania (lease expires June 2028)

Financial Services Office

129 South Main Street, Suite 600, Lewistown, Pennsylvania (lease expires October 2029)

Loan Production Office

1366 South Atherton Street, State College, Pennsylvania (lease expires December 2023)

ITEM 3. LEGAL PROCEEDINGS

At times, the nature of the Company’s and the Bank’s business generates litigation involving matters arising in the ordinary course of business. However, in the opinion of management, there are no proceedings pending to which the Company or the Bank is a party or to which its property is subject, which, if adversely determined, would be material in relation to their financial condition. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Company by government authorities or others.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information:

The common stock of Juniata Valley Financial Corp. is quoted under the symbol “JUVF” on the OTCQX Best Market; a regulated stock market operated by the OTC Market’s Group.

Transfer Agent:

Computershare Investor Services, P.O. Box 43006, Providence, RI 02940-3006. Phone: (800) 368-5948. Website: www.computershare.com/investor.

Holders:

As of February 17, 2023, there were 1,674 registered holders of the Company’s outstanding common stock.

For information concerning the Company’s Equity Compensation Plans, see “Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

Dividends:

Cash dividends of $0.88 per share were declared in each of 2023 and 2022. As stated in Note 14 – Stockholders’ Equity and Regulatory Matters, in The Notes to Consolidated Financial Statements, the Company is subject to regulatory capital requirements that limit the amount of capital available for dividends. While the Company expects to continue its policy of regular dividend payments, no assurance of future dividend payments can be given. Future dividend payments will depend upon the Company’s financial condition, earnings, capital and regulatory requirements, prospects, business conditions and other factors deemed relevant by the Board of Directors.

Annual Meeting:

The Annual Meeting of Shareholders of Juniata Valley Financial Corp. will be held at 10:30 a.m., on Tuesday, May 16, 2023, virtually via the internet at meetnow.global/MMLYV4Z.

Recent Sales of Unregistered Securities:

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers:

The Company periodically repurchases shares of its common stock under a share repurchase program approved by the Board of Directors. In November of 2021, the Board of Directors authorized the repurchase of an additional 200,000 shares of its common stock through the Company’s share repurchase program for a total of 209,307 shares authorized to be repurchased at that time. The program will remain authorized until all approved shares are repurchased, unless terminated by the Board of Directors. There were no shares purchased under the program during the fourth quarter of 2022. As of December 31, 2022, 208,312 shares remained available to purchase under the program.

			Total Number of
	Total Number		Shares Purchased as	Maximum Number of
	of Shares	Average	Part of Publicly	Shares that May Yet Be
	Purchased or Restricted	Price Paid	Announced Plans or	Purchased Under the
Period	Shares Forfeited	per Share	Programs	Plans or Programs (1)
October 1-31, 2022	—	$—	—	208,312
November 1-30, 2022	—	—	—	208,312
December 1-31, 2022	—		—	208,312

Totals	—		—	208,312

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE-YEAR FINANCIAL SUMMARY

(Dollars in thousands, except share and per share data)

	2022	2021	2020
BALANCE SHEET INFORMATION at December 31
Assets	$830,875	$810,518	$793,718
Deposits	711,512	708,447	622,866
Loans, net of allowance for loan losses	480,485	414,795	418,567
Investments	287,966	339,997	321,417
Goodwill	9,047	9,047	9,047
Short-term borrowings and repurchase agreements	55,710	4,227	24,750
Long-term debt	20,000	20,000	35,000
Stockholders’ equity	36,949	71,290	76,597
Number of shares outstanding	5,003,059	4,988,542	5,029,841

Average for the year
Assets	819,153	816,989	740,111
Stockholders’ equity	50,151	73,638	76,056
Weighted average shares outstanding for the year - basic	4,999,980	5,004,051	5,073,840
Weighted average shares outstanding for the year - diluted	5,008,512	5,013,460	5,080,455

INCOME STATEMENT INFORMATION
Years Ended December 31
Total interest income	$27,555	$24,553	$24,283
Total interest expense	3,422	3,218	4,037
Net interest income	24,133	21,335	20,246
Provision for loan losses	455	(769)	721
Non-interest income	5,225	5,154	5,320
Non-interest expense	19,941	20,370	19,293
Income before income taxes	8,962	6,888	5,552
Federal income tax (benefit) expense	642	284	(50)
Net income	$8,320	$6,604	$5,602

PER SHARE DATA
Earnings per share - basic	$1.66	$1.32	$1.10
Earnings per share - diluted	1.66	1.32	1.10
Cash dividends	0.88	0.88	0.88
Book value	7.39	14.29	15.23

FINANCIAL RATIOS
Return on average assets	1.02%	0.81%	0.76%
Return on average equity	16.59	8.97	7.37
Dividend payout	52.90	66.66	79.71
Average equity to average assets	6.12	9.01	10.28
Loans to deposits (year-end)	67.53	58.55	67.20
Yield on earning assets	3.50	3.21	3.55
Cost to fund earning assets	0.60	0.58	0.80
Non-interest income [excluding gains (losses) on sales or calls of securities] to average assets	0.82	0.63	0.60
Non-interest expense to average assets	2.43	2.49	2.61
Net non-interest expense to average assets	1.62	1.87	2.00

FORWARD-LOOKING STATEMENTS

The information contained in this Annual Report on Form 10-K contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder). These forward-looking statements may include projections of, or guidance on, the Corporation’s future financial performance, expected levels of future expenses, including future credit losses, anticipated growth strategies, descriptions of new business initiatives and anticipated trends in the Corporation’s business or financial results. When words such as "may”, "should”, "will”, "could”, "estimates”, "predicts”, "potential”, "continue”, "anticipates”, "believes”, "plans”, "expects”, "future”, "intends”, “projects”, the negative of these terms and other comparable terminology are used in this document, Juniata is making forward-looking statements. Any forward-looking statement made by the Company in this document is based only on Juniata’s current expectations, estimates and projections about future events and financial trends affecting the financial condition of its business based on information currently available to the Company and speaks only as of the date when made. Juniata undertakes no obligation to publicly update or revise forward-looking information, whether as a result of new or updated information, future events, or otherwise. Forward-looking statements are not historical facts or guarantees of future performance. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of the Company’s control, and actual results may differ materially from this forward-looking information and therefore, should not be unduly relied upon.  Many factors could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements, including, without limitation:

●	changes in general economic, business and political conditions, including inflation, a recession or intensified international hostilities;
●	the impact of adverse changes in the economy and real estate markets, including protracted periods of low-growth and sluggish loan demand;
●	the effect of market interest rates and uncertainties, and relative balances of rate-sensitive assets to rate-sensitive liabilities, on net interest margin and net interest income;
●	the effect of competition on rates of deposit and loan growth and net interest margin;
●	increases in non-performing assets, which may result in increases in the allowance for credit losses, loan charge-offs and elevated collection and carrying costs related to such non-performing assets;
●	other income growth, including the impact of regulatory changes which have reduced debit card interchange revenue;
●	investment securities gains and losses, including other than temporary declines in the value of securities which may result in charges to earnings;
●	the effects of changes in the applicable federal income tax rate;
●	the level of other expenses, including salaries and employee benefit expenses;
●	the impact of increased regulatory scrutiny of the banking industry;
●	the impact of governmental monetary and fiscal policies, as well as legislative and regulatory changes;
●	the results of regulatory examination and supervision processes;
●	the failure of assumptions underlying the establishment of reserves for loan and lease losses, and estimations of collateral values and various financial assets and liabilities;
●	the increasing time and expense associated with regulatory compliance and risk management;
●	the ability to implement business strategies, including business acquisition activities and organic branch, product, and service expansion strategies;
●	capital and liquidity strategies, including the impact of the capital and liquidity requirements modified by the Basel III standards;
●	the effects of changes in accounting policies, standards, and interpretations on the presentation in the Company’s consolidated balance sheets and consolidated statements of income;
●	the Company’s failure to identify and to address cyber-security risks;
●	the Company’s ability to keep pace with technological changes;
●	the Company’s ability to attract and retain talented personnel;
●	the Company’s reliance on its subsidiary for substantially all its revenues and its ability to pay dividends;
●	acts of war or terrorism;
●	disruptions due to flooding, climate change, severe weather, or other natural disasters;

●	failure of third-party service providers to perform their contractual obligations; and
●	the impact of increase unrealized losses on debt securities on stockholders’ equity.

OVERVIEW

This discussion relates to Juniata Valley Financial Corp. (the “Company” or “Juniata”) and its wholly owned subsidiary, The Juniata Valley Bank (the “Bank”). Juniata is a bank holding company that delivers financial services through the Bank within its market, primarily central and northern Pennsylvania. The Bank provides retail and commercial banking, trust, estate, and wealth management services through offices located in Juniata, Mifflin, Perry, Huntingdon, McKean, Potter and Centre Counties.

The overview is intended to provide a context for the following Management’s Discussion and Analysis of Financial Condition and Results of Operations. Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements, including the notes thereto, included in this Annual Report on Form 10-K. We have attempted to identify the most important matters on which our management focuses in evaluating our financial condition and operating performance and the short-term and long-term opportunities, challenges and risks (including material trends and uncertainties) that we face. We also discuss the actions we are taking to address these opportunities, challenges and risks. The Overview is not intended as a summary of, or a substitute for review of, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

CUSTOMER RELATIONSHIPS

We are committed to maximizing customer satisfaction. We are sensitive to the expanding array of financial services and financial service providers available to our customers, both locally and globally. We are committed to fostering a complete customer relationship by helping clients identify their current and future financial needs and offering practical and affordable solutions to both. As our customers’ lifestyles change, the channels through which we deliver our services must change as well. One element of the Company’s strategic plan is to provide connection through every means available, wherever we are needed, whether through a stand-alone branch, in-store boutique, ATM or via online and mobile banking anywhere internet or cell phone signals can be received. In 2022, we continued to make advances in technological resources, offering a mobile wallet to consumers because we are committed to optimizing the customer experience.

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

JUNIATA’S OPPORTUNITIES

SOUNDNESS AND STABILITY

Our financial condition is strong. We enjoy strong capital and liquidity ratios that exceed regulatory guidelines. Our business model includes a plan for growth without sacrificing profitability or integrity. We believe an opportunity exists for banks such as ours to offer the trusted, personal service of a locally managed institution that has roots in the community reaching back over 150 years.

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

JUNIATA’S CHALLENGES

NET INTEREST MARGIN COMPRESSION

The increasing interest rate environment in 2022 improved the net interest margin for most banks, including Juniata. Loans have been originated, acquired or repriced at higher rates, increasing the average rate earned on those assets. While the average rate paid on interest bearing liabilities, such as deposits and borrowings, has also increased, the increase has not always occurred at the same pace as the increase in the average rate earned on interest-earning assets until late in the fourth quarter of 2022. We believe the increased cost of funding will impact the net interest margin and that increasing the net interest margin will continue to be a challenge as general market rates, particularly funding costs, rise.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The Company’s consolidated financial statements are prepared based upon the application of accounting principles generally accepted in the United States of America (“GAAP”), the most significant of which are described in Note 2 of The Notes to Consolidated Financial Statements – Summary of Significant Accounting Policies. Certain of these policies, particularly with respect to allowance for loan losses and the investment portfolio, require numerous estimates and economic assumptions, based upon information available as of the date of the consolidated financial statements. As such, over time, these assumptions may prove to be inaccurate or vary and may significantly affect the Company’s reported results and financial position in future periods.

The accounting policy for establishing the allowance for loan losses relies to a greater extent on the use of estimates than other areas and, as such, has a greater possibility of producing results that could be different from those currently reported. Changes in underlying factors, assumptions or estimates in the allowance for loan losses could have a material impact on the Company’s future financial condition and results of operations. The allowance for loan losses is maintained at a level believed to be adequate by management to absorb probable losses in the loan portfolio. Management’s determination of the adequacy of the allowance for loan losses is based upon an evaluation of individual credits in the loan portfolio, historical loan loss experience, current economic conditions and other relevant factors. This determination is inherently subjective, as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.

RESULTS OF OPERATIONS

2022 AND 2021 FINANCIAL PERFORMANCE OVERVIEW

Net income for Juniata in 2022 was $8.3 million, an increase of 26.0%, compared to net income of $6.6 million for 2021. Earnings per share on a fully diluted basis increased 25.8%, to $1.66 in 2022, compared to $1.32 in 2021. Return on average assets (“ROA”) for the years ended December 31, 2022 and 2021 was 1.02% and 0.81%, respectively, while the return on average equity (“ROE”) for 2022 was 16.59% compared to 8.97% in 2021.

The net interest margin, on a fully tax-equivalent basis, increased from 2.83% in 2021 to 3.10% in 2022. The yield on earning assets increased 29 basis points, to 3.50%, while the cost of funds increased two basis points, to 0.60%, in 2022 compared to 2021.

In 2022, Juniata executed a balance sheet and regulatory capital management strategy by selling $24.7 million, par value, of sub debt of unconsolidated financial institutions, classified as corporate debt securities, at a loss of $1.5 million, which was partially offset by the termination of two forward starting interest rate swaps, resulting in a gain of $1.2 million. Management’s intent with respect to these securities changed in 2022 due to the adverse regulatory impact of substantial (relative to capital) holdings of subordinated debt. In 2021, Juniata executed a balance sheet strategy funding the prepayment of $15.0 million in higher-cost long-term debt with proceeds from the sale of investment securities and the use of brokered deposits.

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

Summarized below are the components of net income and the contribution of each to ROA for 2022 and 2021.

(Dollars in thousands)	2022		2021
	Net Income	% of Average	Net Income	% of Average
	Components	Assets	Components	Assets
Net interest income	$24,133	2.95%	$21,335	2.61%
Provision for loan losses	(455)	(0.06)	769	0.09

Customer service fees	1,472	0.18	1,355	0.17
Debit card fee income	1,703	0.21	1,755	0.21
BOLI	219	0.03	246	0.03
Trust fees	472	0.06	445	0.05
Commissions from sales of non-deposit products	384	0.05	368	0.05
Fees derived from loan activity	540	0.07	441	0.05
Mortgage banking income	34	0.00	41	0.01
Security gains (losses)	(1,453)	(0.18)	21	0.00
Change in value of equity securities	(68)	(0.01)	151	0.02
Gain from life insurance proceeds	380	0.05	151	0.02
Other noninterest income	1,542	0.19	331	0.04
Total noninterest income	5,225	0.64	5,154	0.63

Employee expense	(10,815)	(1.32)	(10,700)	(1.31)
Occupancy and equipment	(2,018)	(0.25)	(2,002)	(0.25)
Data processing expense	(2,582)	(0.32)	(2,693)	(0.33)
Professional fees	(800)	(0.1)	(841)	(0.1)
Taxes, other than income	(503)	(0.06)	(574)	(0.07)
FDIC insurance premiums	(405)	(0.05)	(310)	(0.04)
Gain on sales of other real estate owned	28	0.00	64	0.01
Intangible amortization	(54)	(0.01)	(66)	(0.01)
Amortization of investment in partnership	(799)	(0.10)	(799)	(0.10)
Long-term debt prepayment penalty	—	—	(691)	(0.08)
Other noninterest expense	(1,993)	(0.24)	(1,758)	(0.22)
Total noninterest expense	(19,941)	(2.43)	(20,370)	(2.49)

Income tax provision	(642)	(0.08)	(284)	(0.03)
Net income	$8,320	1.02%	$6,604	0.81%

Average assets	$819,153		$816,989

NET INTEREST INCOME

Net interest income is the amount by which interest income on earning assets exceeds interest expense on interest bearing liabilities. Net interest income is the most significant component of revenue, comprising approximately 78% of total revenues (the total of net interest income and non-interest income, exclusive of gains on sales and calls of securities) for 2022. Interest spread measures the absolute difference between average rates earned and average rates paid. Because some interest earning assets are tax-exempt, an adjustment is made for analytical purposes to present all assets on a fully tax-equivalent basis. Net interest margin is the percentage of net return on average earning assets, on a fully tax-equivalent basis, and provides a measure of comparability of a financial institution’s performance.

Both net interest income and net interest margin are impacted by interest rate changes, changes in the relationships between various rates and changes in the composition of the average balance sheet. Additionally, product pricing, product mix and customer preferences dictate the composition of the balance sheet and the resulting net interest income. Table 1 shows average asset and liability balances, average interest rates and interest income and expense for the years 2022, 2021 and 2020. Table 2 further shows changes attributable to the volume and rate components of net interest income.

TABLE 1

AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

	Year Ended			Year Ended			Year Ended
(Dollars in thousands)	December 31, 2022			December 31, 2021			December 31, 2020
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance(1)	Interest	Rate	Balance(1)	Interest	Rate	Balance(1)	Interest	Rate
ASSETS
Interest earning assets:
Loans:
Taxable loans (5)	$414,208	$20,429	4.93%	$393,679	$18,579	4.72%	$385,425	$18,364	4.76%
Tax-exempt loans	27,762	798	2.88	29,606	883	2.98	27,826	885	3.18
Total loans	441,970	21,227	4.80	423,285	19,462	4.60	413,251	19,249	4.66
Investment securities:
Taxable investment securities	332,777	6,077	1.83	322,956	4,912	1.52	251,095	4,813	1.92
Tax-exempt investment securities	7,214	155	2.15	6,550	154	2.35	5,979	142	2.37
Total investment securities	339,991	6,232	1.83	329,506	5,066	1.54	257,074	4,955	1.93

Interest bearing deposits	5,423	96	1.78	7,226	24	0.33	9,831	66	0.67
Federal funds sold	—	—	—	4,248	1	0.01	3,082	13	0.43
Total interest earning assets	787,384	27,555	3.50	764,265	24,553	3.21	683,238	24,283	3.55

Non-interest earning assets:
Cash and due from banks	12,968			13,687			13,137
Allowance for loan losses	(3,713)			(3,972)			(3,513)
Premises and equipment	8,257			8,513			9,011
Other assets (7)	14,257			34,496			38,238
Total assets	$819,153			$816,989			$740,111

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing demand deposits (2)	$236,438	1,030	0.44	$220,082	299	0.14	$166,627	403	0.24
Savings deposits	149,909	75	0.05	137,899	70	0.05	108,535	69	0.06
Time deposits	136,472	1,472	1.08	149,405	1,903	1.27	152,632	2,474	1.62
Short-term and long-term borrowings and other interest bearing liabilities	45,326	845	1.86	51,596	946	1.83	75,737	1,091	1.44
Total interest bearing liabilities	568,145	3,422	0.60	558,982	3,218	0.58	503,531	4,037	0.80

Non-interest bearing liabilities:
Demand deposits	195,301			179,202			155,090
Other	5,556			5,167			5,434
Stockholders’ equity	50,151			73,638			76,056
Total liabilities and stockholders’ equity	$819,153			$816,989			$740,111
Net interest income and net interest rate spread		$24,133	2.90%		$21,335	2.63%		$20,246	2.75%
Net interest margin on interest earning assets (3)			3.06%			2.79%			2.96%
Net interest income and net interest margin - Tax equivalent basis (4)		$24,386	3.10%		$21,610	2.83%		$20,519	3.00%

Notes:

(1)	Average balances were calculated using a daily average.
(2)	Includes interest bearing demand and money market accounts.
(3)	Net margin on interest earning assets is net interest income divided by average interest earning assets.
(4)	Interest on obligations of states and municipalities is not subject to federal income tax. In order to make the net yield comparable on a fully taxable basis, a tax equivalent adjustment is applied against the tax-exempt income using a federal tax rate of 21%.

TABLE 2

RATE/VOLUME ANALYSIS OF NET INTEREST INCOME

(Dollars in thousands)	2022 Compared to 2021			2021 Compared to 2020
	Increase (Decrease) Due To (6)			Increase (Decrease) Due To (6)
	Volume	Rate	Total	Volume	Rate	Total
ASSETS
Interest earning assets:
Loans:
Taxable (5)	$969	$881	$1,850	$395	$(180)	$215
Tax-exempt	(55)	(30)	(85)	57	(59)	(2)
Total loans (8)	914	851	1,765	452	(239)	213
Investment securities:
Taxable	149	1,016	1,165	1,377	(1,278)	99
Tax-exempt	16	(15)	1	14	(2)	12
Total investment securities	165	1,001	1,166	1,391	(1,280)	111
Interest bearing deposits	(6)	78	72	(18)	(24)	(42)
Federal funds sold	(1)	—	(1)	6	(18)	(12)
Total interest earning assets	1,072	1,930	3,002	1,831	(1,561)	270
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Demand deposits (2)	$22	$709	$731	$129	$(233)	$(104)
Savings deposits	6	(1)	5	19	(18)	1
Time deposits	(165)	(266)	(431)	(52)	(519)	(571)
Other, including short and long-term borrowings, and other interest bearing liabilities	(115)	14	(101)	(419)	274	(145)
Total interest bearing liabilities	(252)	456	204	(323)	(496)	(819)
Net interest income	$1,324	$1,474	$2,798	$2,154	$(1,065)	$1,089

Notes:

(5)	Non-accruing loans are included in the above table until they are charged off.
(6)	The change in interest due to rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
(7)	Includes net unrealized gains (losses) on debt securities: ($26.0 million) in 2022, $137,000 in 2021 and $4.3 million in 2020.
(8)	Interest income includes loan fees of $596,000, $1.1 million and $463,000 in 2022, 2021 and 2020, respectively.

Net interest income was $24.1 million for the year ended December 31, 2022. An increase in volume and rate contributed $1.3 million and $1.5 million, respectively, to net interest income in 2022, resulting in an overall increase of $2.8 million, or 13.1%, when  compared to net interest income of $21.3 million for the comparable 2021 period, which increased by  $1.1 million, or 5.4%, over the 2020 period. Average earning assets increased $23.1 million, or 3.0%, to $787.4 million, during the year ended December 31, 2022, compared to the same period in 2021, which increased $81.0 million, or 11.9% compared to the year ended December 31, 2020.

On average, total loans outstanding increased $18.7 million, or 4.4%, in 2022 compared to 2021. Average loans in 2022 included average PPP loan balances of $2.7 million compared to $23.8 million in 2021. Average total loans outstanding increased $10.0 million, or 2.4%, in 2021 compared to 2020. Average yields on loans increased by 20 basis points in 2022 compared to 2021, which was 6 basis points less than 2020. As shown in Table 2, Rate – Volume Analysis of Net Interest Income, the increase in yield in 2022 increased interest income on loans by approximately $851,000, while the increase in volume raised interest income by $914,000 compared to 2021, resulting in a net increase in interest recorded on loans of $1.8 million. The 425 basis point increase in the prime rate, to 7.50% in 2022, impacted the yield on loans. During 2021, the decrease in yield lowered interest income on loans by approximately $239,000, while the increase in volume increased interest income by $452,000 compared to 2020, resulting in a net increase in interest recorded on loans of $213,000. The 150 basis point decline in the prime rate in 2020, ending at 3.25%, impacted the yield on loans.

Average investment securities increased by $10.5 million, or 3.2%, during 2022. The increase in volume on investment securities in 2022 accounted for a $165,000 increase in interest income, while the increase in yield on investment securities of $1.1 million resulted in an aggregate increase in interest recorded on investment securities of $1.2 million in 2022 compared to 2021. During 2021 and 2020, cash flows from maturities, sales and repayments of investment securities were reinvested into the securities portfolio, as were the additional funds from the growth in interest bearing liabilities and non-interest bearing demand deposits. As a result, average balances of investment securities increased by $72.4 million, or 28.2%, during 2021 compared to 2020. The increases in volume accounted for a $1.4 million increase in interest income in 2021 compared to 2020, while the decline in yield on investment securities decreased net interest income by $1.3 million, resulting in an aggregate increase in interest recorded on investment securities of $111,000 in 2021 compared to 2020. Average yields on investment securities increased by 29 basis points in 2022 compared to 2021, which was 39 basis points less than 2020. Investment yields in 2022 were impacted by the 425 basis point increase in the federal funds rate during the year.

In total, yield on earning assets in 2022 was 3.50% compared to 3.21% in 2021 and 3.55% in 2020. On a fully tax equivalent basis, the yield on earning assets increased 28 basis points to 3.53% in 2022, from 3.25% in 2021, which decreased 34 basis points from 3.59% in 2020.

Average interest bearing liabilities increased by $9.2 million, or 1.6%, in 2022 compared to 2021, which increased $55.5 million compared to 2020. Within the categories of interest bearing liabilities, average interest bearing demand and savings deposits increased by $28.4 million in 2022 compared to 2021, while average overnight borrowings and short-term debt increased by $11.9 million. These increases were partially offset by decreases in average time deposits of $12.9 million, as well as FHLB long-term debt and FRB advances, which decreased in total by $19.1 million.

During 2021, average deposits increased by $79.6 million compared to 2020, primarily due to government stimulus payments and the addition of brokered demand deposits that averaged $14.2 million in 2021. The repayment of short-term borrowings and long-term debt led to a decline in average borrowings of $24.1 million in 2021 compared to 2020. Changes in the volume and rate of total interest bearing liabilities, in the aggregate, increased interest expense by $204,000 in 2022 compared to 2021, while the aggregate changes in volume and rate in 2021 decreased interest expense by $819,000 compared to 2020. The percentage of average interest earning assets funded by average non-interest bearing demand deposits was approximately 24.8% in 2022, compared to 23.4% in 2021 and 22.7% in 2020. The total cost to fund earning assets (computed by dividing the total interest expense by the total average earning assets) in 2022 was 0.43%, compared to 0.42% in 2021 and 0.59% in 2020.

PROVISION FOR LOAN LOSSES

Juniata’s provision for loan losses is determined as a result of an analysis of the adequacy level of the allowance for loan losses. In order to closely reflect the potential losses within the current loan portfolio based upon current information known, the Company carries no unallocated allowance. Using the process of analysis described in “Application of Critical Accounting Policies” earlier in this discussion, the Company determined that a loan loss provision expense of $455,000 was appropriate for 2022, compared to a provision credit of $769,000 recorded in 2021. Loan growth of 15.8% as of December 31, 2022 compared to December 31, 2021 was a factor in the increase in the loan loss provision for the year ended December 31, 2022. Additionally, while Juniata continued to experience favorable asset quality trends and net recoveries during the year ended December 31, 2022, elevated qualitative risk factors were considered in the allowance for loan loss analysis for certain loan segments due to the continued uncertainty in the economy and the potential for a recession as inflation remains elevated. The discussion included in the Loans and Allowance for Loan Losses section below titled “Financial Condition” explains the information and analysis used to derive the loan loss provision for 2022.

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

Non-interest income was $5.2 million in 2022, which was $71,000 higher than in 2021. Most significantly impacting the comparative year end periods was a $1.5 million loss on sales and calls of securities in the 2022 period due to the execution of a balance sheet and regulatory capital management strategy, which was partially offset by $1.2 million in gains from the termination of two derivatives contracts, recorded in other non-interest income, as well as $380,000 in life insurance proceeds recorded in the 2022 period.

Fee-generated non-interest income consists of customer service fees derived from deposit accounts, trust relationships and sales of non-deposit products. In 2022, revenues from these services totaled $2.3 million, representing an increase of $160,000, or 7.4%, from 2021 revenues. Customer service fees increased by $117,000, or 8.6%, due to an increase in overdraft fee income. Fees from estate settlements increased by $30,000, while non-estate trust fees decreased by $3,000 in 2022 versus 2021. Variances in fees from estate settlements arise because estate settlements occur sporadically and are not necessarily consistent year to year. Non-estate fees are repeatable revenues that generally increase and decrease in relation to movements in interest rates as market values of trust assets under management increase or decrease and as new relationships are established. Commissions from sales of non-deposit products increased in 2022, in comparison to 2021, by $16,000, or 4.3%, as sales increased.

Fees generated by debit card activity decreased by $52,000, or 3.0%, in 2022 compared to the prior year due to decreased debit card usage, while earnings on bank-owned life insurance and annuities declined by $27,000, or 11.0%, in 2022 compared to 2021 caused by a decline in earnings resulting from the lower rate environment.

Other non-interest-related fees derived from loan activity increased by $99,000, or 22.4%, when comparing 2022 to 2021, primarily due to recording a $104,000 purchased credit risk adjustment in 2022 for a participated loan relationship with a back-to-back swap arrangement. Additionally, the change in value of equity securities decreased $219,000, or 145.0%, in 2022 compared to 2021 resulting from a decline in bank stock market values.

As a percentage of average assets, non-interest income (excluding securities gains/losses on sales or calls of securities, change in value of equity securities and gain from life insurance proceeds) was 0.78% and 0.61%, respectively in 2022 and 2021.

NON-INTEREST EXPENSE

Management strives to control non-interest expense where possible in order to improve operating results. Non-interest expense was $19.9 million in 2022 compared to $20.4 million in 2021, a decrease of 2.1%. Most significantly impacting non-interest expense in the comparative year end periods was a decline of $691,000 in long-term debt prepayment penalty as $15.0 million in higher-cost FHLB long-term debt was repaid in 2021.

Data processing expense decreased by $111,000, or 4.1%, during the year ended December 31, 2022, compared to the year ended December 31, 2022 due to a cost-saving contract negotiation.

Partially offsetting these decreases was an increase in FDIC insurance premiums of $95,000, or 30.6%, during 2022 compared to 2021, predominantly due to a prior period assessment adjustment. Additionally, employee benefits expense increased by $84,000, or 3.7%, during the year ended December 31, 2022 compared to year end December 31, 2022 as medical claims expense increased.

As a percentage of average assets, non-interest expense was 2.43% in 2022 as compared to 2.49% in 2021. Excluding the prepayment penalty on long-term debt, non-interest expense as a percentage of average assets was 2.41% in 2021.

INCOME TAXES

Income tax expense for 2022 was $642,000 versus $284,000 in 2021. Both periods included the effect of a tax credit of $902,000. The tax credit was available to the Company as a result of an equity investment in two low-income housing projects.

Exclusive of the tax credit, the Company recorded income tax expense of $1.5 million in 2022, compared to $1.2 million in 2021. Juniata’s effective tax rate in 2022 was 7.2% versus 4.1% in 2021. See Note 13 of The Notes to Consolidated Financial Statements for further information on income taxes.

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

TABLE 3

CHANGES IN USES AND SOURCES OF FUNDS

(Dollars in thousands)	2022			2021
	Average	Increase (Decrease)		Average
	Balance	Amount	%	Balance
Funding Uses:
Taxable loans	$414,208	$20,529	5.2%	$393,679
Tax-exempt loans	27,762	(1,844)	(6.2)	29,606
Taxable securities	332,777	9,821	3.0	322,956
Tax-exempt securities	7,214	664	10.1	6,550
Interest bearing deposits	5,423	(1,803)	(25.0)	7,226
Federal funds sold	—	(4,248)	(100.0)	4,248
Total interest earning assets	787,384	23,119	3.0	764,265
Investment in:
Low income housing	1,935	(798)	(29.2)	2,733
BOLI and annuities	16,209	(492)	(2.9)	16,701
Goodwill and intangible assets	9,197	(26)	(0.3)	9,223
Unrealized gains (losses) on securities	(25,735)	(25,927)	(13,503.6)	192
Other non-interest earning assets	33,876	6,029	21.7	27,847
Less: Allowance for loan losses	(3,713)	259	(6.5)	(3,972)
Total uses	$819,153	$2,164	0.3%	$816,989

Funding Sources:
Interest bearing demand deposits	$236,438	$16,356	7.4%	$220,082
Savings deposits	149,909	12,010	8.7	137,899
Time deposits under $100,000	93,514	(2,436)	(2.5)	95,950
Time deposits over $100,000	42,958	(10,497)	(19.6)	53,455
Repurchase agreements	5,532	1,283	30.2	4,249
Short-term borrowings	18,635	11,894	176.4	6,741
FRB advances	—	(4,948)	(100.0)	4,948
Long-term debt	20,000	(14,110)	(41.4)	34,110
Other interest bearing liabilities	1,159	(389)	(25.1)	1,548
Total interest bearing liabilities	568,145	9,163	1.6	558,982
Demand deposits	195,301	16,099	9.0	179,202
Other liabilities	5,556	389	7.5	5,167
Stockholders’ equity	50,151	(23,487)	(31.9)	73,638
Total sources	$819,153	$2,164	0.3%	$816,989

Overall, total average assets increased by $2.2 million, or 0.3%, for the year 2022 compared to 2021. The increase in 2022 was partially due to an increase in taxable loans and investment securities, which were funding by increases in interest bearing and noninterest bearing demand deposits, as well as short-term borrowings. The ratio of average earning assets to total average assets increased from 93.5% in 2021 to 96.1% in 2022. The ratio of average interest bearing liabilities to total average assets increased in 2022 to 69.4% from 68.4% in 2021. Although Juniata’s investment in low income elderly housing projects and its bank owned life insurance and annuities are not classified as interest-earning assets, income is derived directly from those assets. These instruments represented 2.2% and 2.4% of total average assets in 2022 and 2021, respectively. A more detailed discussion of the Company’s earning assets and interest bearing liabilities will follow in the Sections titled “Loans”, “Investments” and “Deposits”.

Total average stockholders’ equity declined $23.5 million as of December 31, 2022 compared to December 31, 2021 primarily due to a $26.6 million increase in unrealized losses on debt securities recorded in AOCI, which was partially offset by a $2.9 million, or 6.3%, increase in retained earnings. Juniata transferred $212.3 million in debt securities from the available for sale to the held to maturity classification in the fourth quarter of 2022 reflecting Juniata’s intent and ability to hold such debt securities for the foreseeable future or until maturity.

LOANS

Loans outstanding at the end of each year consisted of the following:

(Dollars in thousands)
	Years Ended December 31,
	2022	2021	2020	2019	2018
Commercial, financial and agricultural	$61,458	$62,639	$73,057	$51,785	$46,563
Real estate - commercial	199,206	159,806	122,698	126,613	141,295
Real estate - construction	50,748	43,281	61,051	46,459	36,688
Real estate - mortgage	150,290	131,754	141,438	150,538	163,548
Obligations of states and political subdivisions	18,770	16,323	18,550	16,377	19,129
Personal	4,040	4,500	5,867	8,818	10,408
Total	$484,512	$418,303	$422,661	$400,590	$417,631

From year-end 2021 to year-end 2022, total loans outstanding increased by $66.3 million. PPP loans are included in the commercial, financial and agricultural class and totaled $10.1 million at December 31, 2021 compared to $4,000 at December 31, 2022. Excluding PPP loan forgiveness and repayments, total loans outstanding increased by $76.4 million at December 31, 2022 compared to the prior year end. The following table summarizes how the ending balances changed in each of the last two years.

(Dollars in thousands)
	2022	2021
Beginning balance	$418,233	$422,661
Net (paid off) new loans	65,821	(4,404)
Loans charged off	(36)	(18)
Loans transferred to other real estate owned	(30)	(148)
Loans transferred to repossessions	—	(1)
Other adjustments to carrying value	524	143
Net change	66,279	(4,428)
Ending balance	$484,512	$418,233

The following table presents the maturity distribution and amount of loans with fixed and variable interest rates as of December 31, 2022.

		After 1 Year	After 5 Years
(Dollars in thousands)	Within	But Within	But Within	After
	1 Year	5 Years	15 Years	15 Years	Total
Loans with Fixed Interest Rates
Commercial, financial, and agricultural	$401	$15,463	$5,937	$214	$22,015
Real estate - commercial	141	9,042	15,450	5,001	29,634
Real estate - construction	627	3,932	2,135	5,598	12,292
Real estate - mortgage	1,491	7,929	42,687	31,982	84,089
Other loans	243	4,208	11,404	13	15,868
Total	$2,903	$40,574	$77,613	$42,808	$163,898
Loans with Variable Interest Rates
Commercial, financial, and agricultural	$2,248	$26,672	$7,841	$2,682	$39,443
Real estate - commercial	1,479	9,447	88,670	69,976	169,572
Real estate - construction	15,696	15,146	1,427	6,187	38,456
Real estate - mortgage	484	2,559	31,846	31,312	66,201
Other loans	—	456	2,421	4,065	6,942
Total	$19,907	$54,280	$132,205	$114,222	$320,614
Total loans	$22,810	$94,854	$209,818	$157,030	$484,512

The loan portfolio was comprised of approximately 31.9% consumer loans (real estate – mortgage and personal loans) and 68.1% commercial loans (commercial, financial and agricultural, real estate – commercial and construction, and obligations of states and political subdivisions) on December 31, 2022 compared to 32.6% consumer loans and 67.4% commercial loans on December 31, 2021. Management believes that diversification in the loan portfolio is important and performs a loan concentration analysis on a quarterly basis. The highest loan concentration by activity type in 2022 was real estate - commercial loans secured by income-producing property, with debt service on this category of loans being reliant upon the cash flow generated by the property. In the aggregate, loans in this category had outstanding balances of $157.8 million at December 31, 2022, or 145.93% of the Bank’s capital. Components of this concentration group with balances considered for general reserve purposes are as follows:

(Dollars in thousands)
NAIC Definition	Outstanding Balance	% of Bank Capital
Lessors of residential buildings and dwellings	$51,054	69.80%
Lessors of non-residential buildings	40,880	55.89
Hotels and motels	26,583	36.34
New housing for-sale builders	23,978	32.78
Continuing care retirement communities	15,293	20.91
Total	$157,788	145.93%

Given the reserves allocated to this sector over the years and the continued economic and market uncertainty, management continues to assess a concentration risk factor to this group of loans when analyzing the adequacy of the allowance for loan losses. See Note 6 of The Notes to Consolidated Financial Statements.

During 2022, all real estate loan categories, as well as obligations of states and political subdivision loans increased, offset by declines in commercial, financial and agricultural, as well as personal loans. The decrease in commercial, financial and agricultural loans in 2022 was due to SBA loan forgiveness and repayments of PPP loans, which accounted for $10.1 million of the decline between periods. In 2021, real estate – commercial loans increased, but were offset by declines in all other loan categories. The decrease in commercial, financial and agricultural loans in 2021 was due to PPP loan forgiveness of $18.6 million, whereas the decline in real estate – construction class was mainly due to the transfer of two large relationships to the real estate – commercial loan class for permanent financing during 2021. Juniata’s business model closely aligns lenders and community office managers’ efforts to effectively develop referrals and existing customer relationships. Continued emphasis is placed on responsiveness and personal attention given to customers, which management believes differentiates the Bank from its competition. Nearly all commercial loans are either variable or adjustable rate loans, while non-mortgage consumer loans generally have fixed rates for the duration of the loan.

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

The allowance for loan losses is set at an amount calculated to provide for probable losses on existing loans. A quarterly provision or credit is charged or credited to earnings to maintain the allowance at adequate levels. Charge-offs and recoveries are recorded as adjustments to the allowance. The allowance for loan losses on December 31, 2022 was 0.83% of total loans, net of unearned interest, compared to 0.84% of total loans, net of unearned interest, at the end of 2021.

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

Juniata recorded a loan loss provision expense of $455,000 in 2022 compared to a provision credit of $769,000 in 2021. Loan growth of 15.8% as of December 31, 2022 compared to December 31, 2021 was a factor in the increase in the loan loss provision for the year ended December 31, 2022. Additionally, while Juniata continued to experience favorable asset quality trends and net recoveries during the year ended December 31, 2022, elevated qualitative risk factors were considered in the allowance for loan loss analysis for certain loan segments due to the continued uncertainty in the economy and the potential for a recession as inflation remains prevalent. Net recoveries for 2022 were 0.01% of average loans outstanding compared to net recoveries of 0.04% in 2021.

At December 31, 2022, non-performing loans (as defined in Table 4 below), as a percentage of the allowance for loan losses, were 4.4%, compared to 6.4% at December 31, 2021. Non-performing loans were 0.04% of loans outstanding as of December 31, 2022 and 0.05% of loans outstanding as of December 31, 2021. All non-performing loans were collateralized with real estate at December 31, 2022.

TABLE 4

NON-PERFORMING LOANS

(Dollar amounts in thousands)	December 31, 2022	December 31, 2021
Non-performing loans
Non-accrual loans	$139	$141
Accruing loans past due 90 days or more	39	85
Total	$178	$226

Loans outstanding	$484,512	$418,303

Ratio of non-performing loans to loans outstanding	0.04%	0.05%
Ratio of non-accrual loans to loans outstanding	0.03%	0.03%
Allowance for loan losses to non-accrual loans	2,897.12%	2,487.94%

Loans on which the accrual of interest has been discontinued are designated as non-accrual loans. Accrual of interest on loans is generally discontinued when the contractual payment of principal or interest has become 90 days past due or reasonable doubt exists as to the full, timely collection of principal or interest. However, it is the Company’s policy to continue to accrue interest on loans over 90 days past due if (1) they are guaranteed or well secured and (2) there is an effective means of timely collection in process. When a loan is placed on non-accrual status, all unpaid interest credited to income in the current year is reversed against current period income, and unpaid interest accrued in prior years is charged against the allowance for loan losses. Interest received on non-accrual loans generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. Generally, accruals are resumed on loans only when the obligation is brought fully current with respect to interest and principal, has performed in accordance with the contractual terms for a reasonable period and the ultimate collectability of the total contractual principal and interest is no longer in doubt. The Company’s non-accrual and charge-off policies are the same, regardless of loan type. During 2022, gross interest income that would have been recorded if loans on non-accrual status had been current was $49,000, of which $39,000 was collected and included in net income.

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

As of December 31, 2022, 14 loans, with aggregate outstanding balances of $2.4 million, were evaluated for impairment. A collateral analysis was performed on each of these loans to establish a portion of the reserve needed to carry impaired loans at no higher than fair value. As a result of this analysis, no loans were determined to have insufficient collateral and, therefore, no specific reserve was established. Loans acquired with credit impairment are considered impaired loans but are not included with this component for consideration in the allowance, and they were carried at fair value of $753,000 as of December 31, 2022.

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

Management considered qualitative risk factors including:

●	National, regional and local economic and business conditions, and developments that affect the collectability of the portfolio, including the condition of various market segments;
●	Changes in the volume and severity of past due loans, the volume of non-accrual loans, and the volume and severity of adversely classified loans;
●	Changes in the nature and volume of the portfolio and terms of loans;
●	Changes in the experience, ability and depth of lending and credit management and other relevant staff;
●	Existence and effect of any concentrations of credit and changes in the level of such concentrations;
●	Changes in the quality of the loan review system;
●	Changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off and recovery practices;
●	Changes in the value of underlying collateral for collateral-dependent loans; and
●	Effect of external influences, including competition, legal and regulatory requirements.

Within each loan segment, an analysis was performed over a ten-year look-back period to discover peak historical losses, and with this data, management established ranges of risk from minimal to very high, for each risk factor, to produce a supportable anchor for risk assignment. Based on the framework for risk factor evaluation and range of adjustments established through the anchoring process, a risk assessment and corresponding adjustment was assigned for each portfolio segment as of December 31, 2022. Adjustments to the factors are supported through documentation of changes in conditions in a narrative accompanying the allowance for loan loss calculation.

The combination of quantitative and qualitative factors was applied to year-end balances in each pooled segment to establish the overall allowance.

A summary of activity in the allowance for loan losses for the last five years is shown below. The Company recorded net recoveries of $64,000 in 2022. With a provision expense greater than net recoveries and loan growth of 15.8%, the allowance for loan losses at December 31, 2022 increased by 14.8% over the allowance at December 31, 2021. Management’s analysis indicated that the allowance for loan losses of $4.0 million at December 31, 2022 was adequate.

(Dollars in thousands)	Years Ended December 31,
	2022	2021	2020	2019	2018
Balance of allowance - beginning of period	$3,508	$4,094	$2,961	$3,034	$2,939
Loans charged off:
Commercial, financial and agricultural	—	—	7	2	—
Real estate - commercial	—	—	—	15	60
Real estate - construction	—	—	—	—	—
Real estate - mortgage	23	—	7	66	183
Personal	13	17	42	54	42
Total charge-offs	36	17	56	137	285

Recoveries of loans previously charged off:
Commercial, financial and agricultural	2	7	1	3	10
Real estate - commercial	—	36	2	314	5
Real estate - construction	—	86	426	295	—
Real estate - mortgage	94	61	30	7	12
Personal	4	10	9	18	16
Total recoveries	100	200	468	637	43

Net (recoveries) charge-offs	(64)	(183)	(412)	(500)	242
Provision for loan losses	455	(769)	721	(573)	337
Balance of allowance - end of period	$4,027	$3,508	$4,094	$2,961	$3,034

Ratio of net (recoveries) charge-offs during period to average loans outstanding	(0.01)%	(0.04)%	(0.10)%	(0.12)%	0.06%

Because of the Company’s low rate of charge-offs, disaggregated ratios of net charge-offs to average loans outstanding are not provided.

The following tables show how the allowance for loan losses is allocated among the various types of outstanding loans and the percent of loans by type to total loans.

(Dollars in thousands)	Years Ended December 31,
	2022	2021	2020	2019	2018
Commercial, financial and agricultural	$297	$251	$302	$321	$275
Real estate - commercial	1,110	1,020	908	754	1,074
Real estate - construction	1,146	884	1,586	718	558
Real estate - mortgage	1,385	1,269	1,200	1,081	1,035
Obligations of states and political subdivisions	54	45	28	17	20
Personal	35	39	70	70	72
	$4,027	$3,508	$4,094	$2,961	$3,034

(Dollars in thousands)	Years Ended December 31,
	2022	2021	2020	2019	2018
Commercial, financial and agricultural	12.7%	15.0%	17.3%	12.9%	11.1%
Real estate - commercial	41.1%	38.2%	29.0%	31.6%	33.8%
Real estate - construction	10.5%	10.3%	14.4%	11.6%	8.8%
Real estate - mortgage	31.0%	31.5%	33.5%	37.6%	39.2%
Obligations of states and political subdivisions	3.9%	3.9%	4.4%	4.1%	4.6%
Personal	0.8%	1.1%	1.4%	2.2%	2.5%
	100%	100%	100%	100%	100%

The Company is adopting ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“CECL”) effective January 1, 2023. The main objective of this amendment is to provide financial statement users with more useful information about the expected credit losses on financial instruments and other commitments to extend credit held by the Company. The CECL standard requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The Company will now use forward-looking information to enhance its credit loss estimates. The Company’s CECL implementation efforts are continuing to focus on completion of model validation, developing new disclosures, establishing formal policies and procedures and other governance and control documentation. Based on the Company’s portfolio balances, and forecasted economic conditions as of December 31, 2022, management believes the adoption of the CECL standard will result in an increase to its total current reserves of between $1.0 million to $1.2 million. An increase to the Company's reserve levels will include nonaccretable credit marks on PCI loans, which will be transferred into current reserves at adoption. The impact of adoption on the allowance for credit losses on off-balance sheet commitments and for credit losses on securities held to maturity is not expected to be material.

INVESTMENTS

Total investments, defined to include all interest earning assets except loans (i.e. debt securities available for sale at fair value and held to maturity at amortized cost, equity securities, federal funds sold, interest bearing deposits, restricted investment in bank stock and other interest-earning assets), totaled $288.0 million on December 31, 2022, a decrease of $52.0 million, or 15.3%, compared to year-end 2021. The decrease in 2022 was primarily the result of the adjustment in market value of debt securities.

The following table summarizes how the ending balances changed annually in each of the last two years.

(Dollars in thousands)
	2022	2021
Beginning balance	$339,997	$321,417
Purchases of securities available for sale	53,295	181,122
Redemption of equity securities	—	(118)
Proceeds from sales, calls and maturities of debt securities available for sale	(52,642)	(121,584)
Proceeds from calls and maturities of debt securities held to maturity	(4,116)	—
Change in value of equity securities	(68)	151
Adjustment in market value of debt securities	(48,452)	(9,309)
Amortization/Accretion	(408)	(1,220)
Restricted investment in bank stock, net change	1,550	(1,307)
Federal funds sold, net change	—	(10,000)
Interest bearing deposits with others, net change	(455)	(19,155)
Maturities of interest bearing time deposits with banks	(735)	—
Net change	(52,031)	18,580
Ending balance	$287,966	$339,997

The investment area is managed according to internally established guidelines and quality standards. Juniata separates its investment securities portfolio into two classifications: those held to maturity and those available for sale. Juniata holds no securities in the trading classification.

Juniata reassessed classification of certain investments, and effective October 1, 2022, transferred $28.4 million of obligations of U.S. Government sponsored enterprises and $183.9 million in mortgage-backed securities from the available for sale to held to maturity security classification. The transfer occurred at fair value. The combined related unrealized loss of $46.8 million, included in other comprehensive income, remained in other comprehensive income to be amortized out of other comprehensive income with an offsetting entry to interest income as a yield adjustment through earnings over the remaining term of the securities. No gain or loss was recorded at the time of transfer.

The Bank sold $24.7 million, par value, of subordinated debt of unconsolidated financial institutions, classified as corporate debt securities, at a loss of $1.5 million in 2022. Management’s intent with respect to these securities changed in 2022 due to the adverse regulatory impact of substantial (relative to capital) holdings of subordinated debt

At December 31, 2022, the market value of the investment securities portfolio was less than amortized cost by $7.5 million, compared to December 31, 2021, when the market value of the investment securities portfolio was less than amortized cost by $4.5 million. The weighted average life of the investment portfolio was 8.1 years on December 31, 2022 and 6.7 years on December 31, 2021. The weighted average maturity has remained short to achieve a desired level of liquidity.

The following table sets forth the maturities of securities and the weighted average yields of such securities by scheduled maturity or call dates. Yields on obligations of states and public subdivisions are presented on a tax-equivalent basis.

(Dollars in thousands)			After One Year		After Five Years
	Within One year		But Within Five Years		But Within Ten Years		After Ten Years		Total
December 31, 2022	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Debt securities available for sale, at fair value:
Obligations of U.S. Government agencies and corporations	$—	—%	$13,705	1.27%	$—	—%	$—	—%	$13,705	1.27%
Obligations of state and political subdivisions	1,228	2.73%	2,696	2.98%	3,755	1.99%	—	—%	7,679	2.40%
Corporate Debt Securities	—	—%	4,190	2.75%	11,151	3.95%	—	—%	15,341	3.63%
Mortgage-backed securities	404	2.33%	10,314	2.64%	24,913	3.62%	1,180	2.56%	36,811	3.30%
	$1,632	—%	$30,905	2.08%	$39,819	3.56%	$1,180	2.56%	$73,536	2.90%
Debt securities held to maturity, at amortized cost:
Obligations of U.S. Government agencies and corporations	$—	—%	$13,039	4.30%	$15,561	4.34%	$—	—%	$28,600	4.32%
Mortgage-backed securities	—	—%	6,711	5.22%	126,675	4.71%	47,579	2.93%	180,965	4.26%
	$—	—%	$19,750	4.61%	$142,236	4.67%	$47,579	2.93%	$209,565	4.27%

BANK OWNED LIFE INSURANCE AND ANNUITIES

The Company periodically ensures the lives of certain bank officers to provide split-dollar life insurance benefits to some key officers and to offset the cost of providing post-retirement benefits through non-qualified plans. Some annuities are also owned to provide cash streams that match certain post-retirement liabilities. The $1.7 million decline in cash surrender value of the Company’s bank owned life insurance and annuities was due to the death of two former directors and one current director in 2022. See Note 7 of The Notes to Consolidated Financial Statements.

The following table summarizes how the cash surrender values of these instruments changed annually in each of the last two years.

(Dollars in thousands)
	2022	2021
Beginning balance	$16,852	$16,568
BOLI net increase in cash surrender value	216	251
BOLI receipt of death benefit	(1,847)	—
Annuities net increase in cash surrender value	33	33
Annuity receipt of death benefit	(57)	—
Net change	(1,655)	284
Ending balance	$15,197	$16,852

GOODWILL AND INTANGIBLE ASSETS

Branch Acquisition

On September 8, 2006, the Company acquired a branch office in Richfield, PA. Goodwill recorded on that acquisition was $2.0 million and is measured annually for impairment.

FNBPA Acquisition

On November 30, 2015, the Company completed its acquisition of FNBPA. Goodwill recorded on the acquisition was $3.4 million as of December 31, 2022 and 2021. In addition, a core deposit intangible in the amount of $303,000 was recorded and is being amortized over a ten-year period using a sum of the year’s digits basis. Core deposit intangible amortization expense recorded in 2022 was $21,000 and, for the succeeding three years beginning 2023, is estimated to be $16,000, $11,000 and $5,000 per year, respectively. The core deposit intangible will be fully amortized in 2025. Core deposit and other intangible assets, net of amortization, was $32,000 as of December 31, 2022 and $53,000 as of December 31, 2021.

LCB Acquisition

On April 30, 2018, Juniata completed the acquisition of LCB and, as a result, recorded goodwill of $3.6 million as of December 31, 2022 and 2021. In addition, a core deposit intangible of $289,000 was recorded and will be amortized over a ten-year period using a sum of the years’ digits basis. Core deposit intangible expense recorded in 2022 was $33,000, and for the succeeding five years beginning 2023, is estimated to be $28,000, $23,000, $17,000 and $12,000, $7,000 per year, respectively, and $2,000 in total for years after 2027. Core deposit intangible, net of amortization, was $89,000 as of December 31, 2022 and $122,000 as of December 31, 2021.

Mortgage Servicing Rights

Due to a strategic shift in focus to a different mortgage product, which is recorded in fees derived from loan activity, the Company did not originate and sell residential mortgage loans to the secondary market in 2022 or 2021; however, the Company retained the servicing rights on loans originated and sold in prior years. The mortgage servicing rights are valued based on the present value of estimated future cash flows on pools of mortgages stratified by rate and maturity date. The computed value is carried as an intangible asset. As of December 31, 2022 and December 31, 2021, the fair value of mortgage servicing rights was $92,000 and $120,000, respectively.

DERIVATIVES

The Company entered into rate swap agreements as part of its asset liability management strategy to help manage interest rate risk. The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements. The notional amount of the Company’s interest rate swaps as of December 31, 2022 and 2021, were $20.0 million and $40.0 million, respectively. The Company terminated two forward-starting swaps with a notional amount of $20.0 million in 2022 as part of a capital restructure plan. The interest rate swaps were determined to be fully effective during both year-end periods. As such, no amount of ineffectiveness has been included in net income. The aggregate fair value of the swaps is recorded in either other assets or other liabilities on the Consolidated Statements of Condition with changes in fair value recorded in other comprehensive income. The Company expects the remaining hedge to remain fully effective during the remaining term of the swap. See Note 22 of The Notes to Consolidated Financial Statements.

DEFERRED TAXES

The Company accounts for income taxes under the asset/liability method. Deferred tax assets and liabilities are recognized for the future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss and tax credit carryforwards, if applicable. A valuation allowance is established against deferred tax assets when, in the judgment of management, it is more likely than not that such deferred tax assets will not become realizable. The Company recorded net deferred tax assets of $11.8 million and $1.7 million, at December 31, 2022 and December 31, 2021, respectively. The net deferred tax assets were carried as a non-interest earning asset. The increase in net deferred tax assets between periods was primarily due to the increase in unrealized losses on debt securities. See Note 13 of The Notes to Consolidated Financial Statements.

OTHER NON-INTEREST EARNING ASSETS

The following table summarizes the components of the non-interest earning asset category, and how the ending balances changed over the last two years.

(Dollars in thousands)
	2022	2021
Beginning balance	$29,532	$27,720
Cash and cash equivalents	(2,072)	1,060
Premises and equipment, net	(181)	(437)
Other real estate owned	(87)	87
Investment in low income housing	(799)	(799)
Deferred tax assets	10,244	1,594
Other receivables and prepaid expenses	1,330	307
Net change	8,435	1,812
Ending balance	$37,967	$29,532

DEPOSITS

As of December 31, 2022, total deposits were $711.5 million, an increase of $3.1 million compared to the previous year end. The decline in interest bearing demand deposits was due to the repayment of $30.0 million in brokered demand deposits. Juniata had $127.3 million and $105.0 million in uninsured deposits as of December 31, 2022 and 2021, respectively.

The following table summarizes how the ending balances changed over the last two years.

(Dollars in thousands)
	2022	2021
Beginning balance	$708,447	$622,866
Demand deposits	17,109	13,907
Interest bearing demand deposits	(13,946)	64,505
Savings deposits	895	18,615
Time deposits	(993)	(11,446)
Net change	3,065	85,581
Ending balance	$711,512	$708,447

The following table shows the comparison of average transaction deposits and average time deposits as a percentage of total deposits for the last two years.

	Changes in Deposits
(Dollars in thousands)	2022			2021
	Average	Increase (Decrease)		Average
	Balance	Amount	%	Balance
Transaction deposits:
Money market	$72,383	$5,922	8.9%	$66,461
Interest bearing demand	164,055	10,434	6.8	153,621
Savings	149,909	12,010	8.7	137,899
Demand	195,301	16,099	9.0	179,202
Total transaction deposits	581,648	44,465	8.3	537,183

Time deposits:
$100,000 and greater	42,958	(10,497)	(19.6)	53,455
Other	93,514	(2,436)	(2.5)	95,950
Total time deposits	136,472	(12,933)	(8.7)	149,405
Total deposits	$718,120	$31,532	4.6%	$686,588

Average deposits increased $31.5 million, or 4.6%, to $718.1 million in 2022. Transaction accounts increased by 8.3% in 2022, while time deposits decreased by 8.7%. The largest dollar and percentage increase in 2022 compared to the previous year was in demand accounts, which increased by $16.1 million, or 9.0%.

Maturities of time deposits of $250,000 or more outstanding at December 31, 2022 are summarized as follows:

(Dollars in thousands)
2022
Certificates of deposit of $250,000 or more
Maturing within 3 months	$1,138
Maturing within 3 to 6 months	1,970
Maturing within 6 to 12 months	1,258
Maturing 1‑5 years	8,604
Maturing after 5 years	268
$13,238

The consumer continues to have a need for transaction accounts, and the Bank is continuing to focus on that need to build deposit relationships. Products are geared toward low-cost convenience and ease for the customer. The Company’s strategy is to aggressively seek to grow customer relationships by staying in touch with customers’ changing needs and new methods of connectivity, in an effort to increase deposit (and loan) market share. The Bank offers identity protection services as an option for all consumer demand depositors. We believe this product to be a valuable and essential tool necessary to combat the upsurge in fraud and identity theft. This product provides a unique benefit to our customers as there are no other banks in our immediate market that offer a similar service.

In addition to deposit products, Juniata provides alternatives to customers through the sale of wealth management (non-deposit) products. The Bank competes in the marketplace with many sources that offer products that directly compete with traditional banking products. In keeping with our desire to provide our customers with a full array of financial services, we supplement the services traditionally offered by our Trust Department by staffing our community offices with wealth management consultants who are licensed and trained to sell variable and fixed rate annuities, mutual funds, stock brokerage services and long-term care insurance. Although the sale of these products can reduce the Bank’s deposit levels, these products offer solutions for our customers that traditional bank products cannot and allow us to service our customer base more completely. Fee income from the sale of non-deposit products (primarily annuities and mutual funds) was $384,000 and $368,000 in 2022 and 2021, respectively, representing approximately 7.3% and 7.1%, respectively, of total non-interest income.

OTHER INTEREST BEARING LIABILITIES

Juniata funds its needs primarily with local deposits and, when necessary, relies on external funding sources for additional funding. External funding sources include credit facilities at correspondent banks and the FHLB of Pittsburgh. Juniata’s average balances for all borrowings decreased by $6.3 million in 2022 compared to 2021. In 2021, Juniata repaid the remaining FRB advances from Juniata’s participation in the PPPLF and prepaid $15.0 million in long-term debt.

	Changes in Borrowings
(Dollars in thousands)	2022			2021
	Average	Increase (Decrease)		Average
	Balance	Amount	%	Balance
Repurchase agreements	$5,532	$1,283	30.2%	$4,249
Short-term borrowings	18,635	11,894	176.4	6,741
FRB advances	—	(4,948)	(100.0)	4,948
Long-term debt	20,000	(14,110)	(41.4)	34,110
Other interest bearing liabilities	1,159	(389)	(25.1)	1,548
Total borrowings	$45,326	$(6,270)	(12.2)%	$51,596

STOCKHOLDERS’ EQUITY

Total stockholders’ equity decreased by $34.3 million, or 48.2%, in 2022 compared to 2021, primarily due to the $38.5 million adjustment to accumulated other comprehensive income (“AOCI”) to record the change in fair value of debt securities and cash flow hedges. The Company was well-capitalized and had the capacity to maintain its typical dividend level in 2022. The Company’s net income exceeded dividends paid by $3.9 million. Stock based compensation expense recorded pursuant to the Company’s Long-Term Incentive Plan added $176,000 to stockholders’ equity in 2022, while treasury stock issued for stock plans increased shareholders’ equity by $69,000.

The following table summarizes how the components of equity changed in the last two years.

(Dollars in thousands)
	2022	2021
Beginning balance	$71,290	$76,597
Net income	8,320	6,604
Dividends	(4,401)	(4,402)
Treasury stock issued for stock plans	69	77
Stock-based compensation	176	158
Repurchase of stock, net of re-issuance	(3)	(861)
Net change in unrealized security gains (losses)	(38,286)	(7,355)
Unrealized gains (losses) on cash flow hedge	(216)	472
Net change	(34,341)	(5,307)
Ending balance	$36,949	$71,290

Average stockholders’ equity in 2022 was $50.2 million, a decrease of 31.9% from $73.6 million in 2021, which was a 3.2% decrease from $76.1 million in 2020. At December 31, 2022, Juniata held 148,220 shares of stock in treasury versus 162,737 at December 31, 2021. Return on average equity increased to 16.59% in 2022 from 8.97% in 2021 partially due to higher income in 2022 compared to 2021, as well as the decline in average equity resulting primarily from the decrease in AOCI. See the discussion in the 2022 Financial Overview section.

The Company periodically repurchases shares of its common stock under the share repurchase program approved by the Board of Directors. In November of 2021, the Board of Directors authorized the repurchase of an additional 200,000 shares of its common stock through its share repurchase program. The program will remain authorized until all approved shares are repurchased, unless terminated by the Board of Directors. Repurchases have typically been accomplished through open market transactions and have complied with all regulatory restrictions on the timing and amount of such repurchases. Shares repurchased have been added to treasury stock and accounted for at cost. These shares may be reissued for stock option exercises, employee stock purchase plan purchases, restricted stock awards, to fulfill dividend reinvestment program needs and to supply shares needed as consideration in an acquisition. During 2022 and 2021, 170 and 50,482 shares, respectively, were repurchased in conjunction with this program. There were also 825 and 200 restricted share awards forfeited in 2022 and 2021, respectively. Treasury shares of 15,512 and 13,783 were also redeemed for stock purchase plan purchases in 2022 and 2021, respectively. The treasury shares remaining authorized for repurchase in the program were 208,312 as of December 31, 2022.

Juniata declared dividends of $0.88 per common share in each of 2022 and 2021 (See Note 14 of The Notes to Consolidated Financial Statements regarding restrictions on dividends from the Bank to the Company). The dividend payout ratio was 52.90% and 66.66% in 2022 and 2021, respectively. The dividend payout ratio in 2022 was less than 2021 due to higher net income in 2022 compared to 2021. In January 2023, the Board of Directors declared a dividend of $0.22 per share to stockholders of record on February 14, 2023, payable on March 1, 2023.

Juniata’s book value per share at December 31, 2022 was $7.39 as compared to $14.29 at December 31, 2021. Juniata’s average equity to assets ratio for 2022 and 2021 was 6.12% and 9.01%, respectively. Refer also to the Capital Risk section in the Asset / Liability management discussion that follows.

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

Juniata is a member of the FHLB of Pittsburgh, which provides short-term liquidity and a source for long-term borrowings. The Bank uses this vehicle to satisfy temporary funding needs throughout the year. In 2020, the Company executed a three-year cash flow hedge on $20,000,000 in rolling three-month advances from the FHLB. In 2021, Juniata replaced the $20,000,000 FHLB three-month advance with a brokered interest bearing demand deposit of the same amount. The Company repaid the $20.0 million brokered interest bearing demand deposit in 2022 and reborrowed a $20.0 million three-month FHLB advance. Juniata had $48.1 million in short-term borrowings on December 31, 2022 but no short-term borrowings on December 31, 2021.

The Bank’s maximum borrowing capacity with the FHLB was $214.7 million at December 31, 2022. To borrow additional amounts, the FHLB would require the Bank to purchase additional FHLB Stock. The FHLB is a source of both short-term and long-term funding. The Bank must maintain sufficient qualifying collateral to secure all outstanding advances.

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

The Bank is subject to risk-based capital standards by which banks are evaluated in terms of capital adequacy. These regulatory capital requirements are administered by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital and classification are also subject to qualitative judgments by the regulators. Management believes that, as of December 31, 2022, the Bank met all capital adequacy requirements to which it is subject.

Prompt corrective action regulations provide five classifications: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2022 and 2021, the most recent regulatory notifications categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

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

In 2019, the federal banking agencies jointly issued a final rule providing an optional, simplified measure of capital adequacy, the community bank leverage ratio framework (“CBLR framework”), for qualifying community banking organizations, consistent with Section 201 of the Economic Growth Act. The final rule became effective on January 1, 2020. The community bank leverage ratio removed the requirement for qualifying banking organizations to calculate and report risk-based capital, but rather only requires compliance with a Tier 1 to average assets (“leverage”) ratio. Qualifying banking organizations that elect to use the CBLR framework and maintain a leverage ratio of greater than required minimums will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the agencies’ capital rules (generally applicable rule) and, if applicable, will be considered to have met the well-capitalized ratio requirements for purposes of Section 38 of the Federal Deposit Insurance Act. Under the interim final rules, the community bank leverage ratio minimum requirement is 9.0% for calendar year 2022 and beyond. The interim rule allows for a two-quarter grace period to correct a ratio that falls below the required amount, provided the Bank maintains a leverage ratio of 8.0% for calendar year 2022 and beyond.

Under the final rule, an eligible banking organization can opt out of the CBLR framework and revert back to the risk-weighting framework without restriction. As of December 31, 2022, the Bank was a qualifying community banking organization as defined by the federal banking agencies but elected to remain with the risk-weighting framework under the Basel III capital requirements at year-end 2022. See Note 14 of Notes to the Consolidated Financial Statements.

Interest Rate Risk

For most financial institutions, including Juniata, interest rate risk primarily reflects exposures to changes in interest rates. Interest rate fluctuations affect earnings by changing net interest income and other interest-sensitive income and expense levels. Interest rate changes also affect capital by changing the net present value of a bank’s future cash flows, and the cash flows themselves, as rates change. Accepting this risk is a normal part of banking and can be an important source of profitability and enhancing shareholder value. However, excessive interest rate risk can threaten a bank’s earnings, capital, liquidity and solvency. The Company’s sensitivity to changes in interest rate movements is continually monitored by the Asset Liability Management Committee (“ALCO”). At December 31, 2022, the Company’s cumulative repricing gap analysis indicated a liability-sensitive balance sheet through one year when measured on a static basis.

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

Economic Risk

Economic risk is the risk that the long-term or underlying value of the Company will change if interest rates change. Economic value of equity (“EVE”) represents the change in the value of the balance sheet without regard to business continuity. Rate shocks are applied to all financial assets and liabilities, using parallel and non-parallel rate shifts of 100 to 400 basis points to estimate the change in EVE under the various hypothetical scenarios. As of December 31, 2022, in a rising rate environment, the modeling results for all basis point rate increases indicated the Company’s liabilities would increase in value less than assets would lose in value, but the Company remained within EVE policy guidelines for all rate shock scenarios.

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

The Company had outstanding loan origination commitments aggregating $103.8 million and $94.3 million on December 31, 2022 and 2021, respectively. The increase in 2022 compared to 2021 was primarily due to the addition of three new substantial commercial relationships in 2022. Additionally, the Company had $12.2 million and $12.7 million outstanding in unused lines of credit commitments extended to its customers on December 31, 2022 and 2021, respectively.

Letters of credit are instruments issued by the Company that guarantee payment by the Bank to the beneficiary in the event of default by the Company’s customer in the non-performance of an obligation or service. Most letters of credit are extended for a one-year period. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds collateral supporting those commitments for which collateral is deemed necessary. The amount of the liability as of December 31, 2022 and 2021 for guarantees under letters of credit issued was not material.

The maximum undiscounted exposure related to these guarantees on December 31, 2022 was $2.6 million, and the approximate value of underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $31.2 million.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on our assessment, management concluded that as of December 31, 2022, the Company’s internal control over financial reporting was effective and met the criteria of the Internal Control-Integrated Framework (2013).

Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Marcie A. Barber	Michael W. Wolf
President and Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of Juniata Valley Financial Corp.

Mifflintown, Pennsylvania

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Juniata Valley Financial Corp. (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Allowance for Loan Losses – Qualitative Factors

As more fully described in Note 2 to the consolidated financial statements, the Company estimates and records an allowance for loan losses for loans collectively evaluated for impairment by developing a loss rate based on quantitative and qualitative factors. As of December 31, 2022, the allowance for loan losses for loans collectively evaluated for impairment was $4,027,000.  Quantitative factors are based on historical loss rates using historical data for each loan pool.  Management considers the use of quantitative historical loss rates by themselves to result in an imperfect estimate and so incorporates an evaluation of qualitative factors into the allowance for loan losses estimate.  The qualitative factors considered include national, regional and local economic and business conditions, and developments that affect the collectability of the portfolio, including the condition of various market segments, changes in the volume and severity of past due loans, the volume of non-accrual loans, and the volume and severity of adversely classified loans , changes in the nature and volume of portfolio, changes in lending and credit management teams, existence and effect of any concentrations, changes in quality of the loan review system, changes in lending policies and procedures, changes in the value of underlying collateral-dependent loans, and the effect of external influences including competition, legal, and regulatory requirements.

The principal considerations for our determination that auditing the qualitative factors is a critical audit matter is the high degree of judgment involved in the assessment of the risk of loss associated with each qualitative factor. Our audit procedures included substantive testing related to the assessments of these qualitative factors.  These procedures included:

●	Evaluation of the completeness and accuracy of internal data used to formulate the qualitative factors
●	Evaluation of the relevance and reliability of external data used as a basis for the factors
●	Evaluation of the reasonableness of management’s judgments related to the translation of the data used in the determination of the qualitative factors into risk level assignments and the resulting allocation to the allowance.
●	Testing the mathematical accuracy of the allowance calculation, including the calculation of the qualitative factors. The test of the calculation of the qualitative factors included testing the accuracy of the allocation of the underlying factors.

/s/ Crowe LLP

We have served as the Company's auditor since 2019.

Cleveland, Ohio

March 16, 2023

JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share data)	December 31, 2022	December 31, 2021
ASSETS
Cash and due from banks	$10,856	$12,928
Interest bearing deposits with banks	143	598
Cash and cash equivalents	10,999	13,526
Interest bearing time deposits with banks	—	735
Equity securities	1,056	1,124
Debt securities available for sale	73,536	335,424
Debt securities held to maturity (fair value 2022 - $209,887, 2021 - $0)	209,565	—
Restricted investment in bank stock	3,666	2,116
Total loans	484,512	418,303
Less: Allowance for loan losses	(4,027)	(3,508)
Total loans, net of allowance for loan losses	480,485	414,795
Premises and equipment, net	8,190	8,371
Other real estate owned	—	87
Bank owned life insurance and annuities	15,197	16,852
Investment in low income housing partnerships	1,507	2,306
Core deposit and other intangible assets	121	175
Goodwill	9,047	9,047
Mortgage servicing rights	92	120
Deferred tax asset	11,838	1,594
Accrued interest receivable and other assets	5,576	4,246
Total assets	$830,875	$810,518
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$199,131	$182,022
Interest bearing	512,381	526,425
Total deposits	711,512	708,447
Short-term borrowings and repurchase agreements	55,710	4,227
Long-term debt	20,000	20,000
Other interest bearing liabilities	1,011	1,568
Accrued interest payable and other liabilities	5,693	4,986
Total liabilities	793,926	739,228
Commitments and contingent liabilities
Stockholders’ Equity:
Preferred stock, no par value: Authorized - 500,000 shares, none issued	—	—
Common stock, par value $1.00 per share: Authorized 20,000,000 shares; Issued - 5,151,279 shares at December 31, 2022 and December 31, 2021; Outstanding - 5,003,059 shares at December 31, 2022 and 4,988,542 shares at December 31, 2021	5,151	5,151
Surplus	24,986	25,008
Retained earnings	51,217	47,298
Accumulated other comprehensive loss	(41,867)	(3,365)
Cost of common stock in Treasury: 148,220 shares at December 31, 2022; 162,737 shares at December 31, 2021	(2,538)	(2,802)
Total stockholders’ equity	36,949	71,290
Total liabilities and stockholders’ equity	$830,875	$810,518

See The Notes to Consolidated Financial Statements

JUNIATA FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
(Dollars in thousands, except share data)	December 31,
	2022	2021
Interest and dividend income:
Loans, including fees	$21,227	$19,462
Taxable securities	6,077	4,912
Tax-exempt securities	155	154
Other interest income	96	25
Total interest income	27,555	24,553
Interest expense:
Deposits	2,577	2,272
Short-term borrowings and repurchase agreements	362	90
FRB advances	—	18
Long-term debt	471	832
Other interest bearing liabilities	12	6
Total interest expense	3,422	3,218
Net interest income	24,133	21,335
Provision for loan losses	455	(769)
Net interest income after provision for loan losses	23,678	22,104
Non-interest income:
Customer service fees	1,472	1,355
Debit card fee income	1,703	1,755
Earnings on bank-owned life insurance and annuities	219	246
Trust fees	472	445
Commissions from sales of non-deposit products	384	368
Fees derived from loan activity	540	441
Mortgage banking income	34	41
Gain (loss) on sales and calls of securities	(1,453)	21
Change in value of equity securities	(68)	151
Gain from life insurance proceeds	380	—
Other non-interest income	1,542	331
Total non-interest income	5,225	5,154
Non-interest expense:
Employee compensation expense	8,445	8,414
Employee benefits	2,370	2,286
Occupancy	1,284	1,259
Equipment	734	743
Data processing expense	2,582	2,693
Professional fees	800	841
Taxes, other than income	503	574
FDIC Insurance premiums	405	310
Gain on other real estate owned	(28)	(64)
Amortization of intangible assets	54	66
Amortization of investment in low-income housing partnerships	799	799
Long-term debt prepayment penalty	—	691
Other non-interest expense	1,993	1,758
Total non-interest expense	19,941	20,370
Income before income taxes	8,962	6,888
Income tax provision	642	284
Net income	$8,320	$6,604
Earnings per share
Basic	$1.66	$1.32
Diluted	$1.66	$1.32

See The Notes to Consolidated Financial Statements

JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Dollars in thousands)	Year Ended December 31,
	2022			2021
	Pre-Tax	Tax	Net-of-Tax	Pre-Tax	Tax	Net-of-Tax
	Amount	Effect	Amount	Amount	Effect	Amount
Net income	$8,962	$(642)	$8,320	$6,888	$(284)	$6,604
Other comprehensive loss:
Securities
Available for sale securities
Unrealized holding loss arising during the period	(51,247)	10,762	(40,485)	(9,288)	1,950	(7,338)
Reclassification adjustment for (gains) losses included in net income (1) (3)	1,453	(305)	1,148	(21)	4	(17)
Held to maturity securities
Amortization of unrealized holding losses on held to maturity securities (3) (4)	1,342	(291)	1,051	—	—	—
Cash Flow Hedge
Unrealized gain on cash flow hedge	1,220	(256)	964	538	(113)	425
Reclassification adjustment for (gains) losses included in net income (2) (3)	(1,493)	313	(1,180)	60	(13)	47
Other comprehensive loss	(48,725)	10,223	(38,502)	(8,711)	1,828	(6,883)
Total comprehensive loss	$(39,763)	$9,581	$(30,182)	$(1,823)	$1,544	$(279)

(1)	Amounts are included in gain (loss) on sales and calls of securities on the Consolidated Statements of Income as a separate element within total non-interest income.
(2)	Amounts are included in interest expense on short-term borrowings and repurchase agreements and in other non-interest income on the Consolidated Statements of Income.
(3)	Income tax amounts are included in the income tax provision on the Consolidated Statements of Income.
(4)	Amounts are included in interest income on the Consolidated Statements of Income.

See The Notes to Consolidated Financial Statements

JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Year ended December 31, 2022
					Accumulated
(Dollars in thousands, except share data)	Number				Other		Total
	of Shares	Common		Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Surplus	Earnings	Loss	Stock	Equity
Balance, January 1, 2022	4,988,542	5,151	25,008	47,298	(3,365)	(2,802)	$71,290
Net income				8,320			8,320
Other comprehensive loss					(38,502)		(38,502)
Cash dividends at $0.88 per share				(4,401)			(4,401)
Stock-based compensation			176				176
Purchase of treasury stock	(995)					(3)	(3)
Treasury stock issued for stock plans	15,512		(198)			267	69
Balance, December 31, 2022	5,003,059	$5,151	$24,986	$51,217	$(41,867)	$(2,538)	$36,949

	Year ended December 31, 2021
					Accumulated
(Dollars in thousands, except share data)	Number				Other		Total
	of Shares	Common		Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Surplus	Earnings	Income (Loss)	Stock	Equity
Balance, January 1, 2021	5,025,441	$5,151	$25,011	$45,096	$3,518	$(2,179)	$76,597
Net income				6,604			6,604
Other comprehensive loss					(6,883)		(6,883)
Cash dividends at $0.88 per share				(4,402)			(4,402)
Stock-based compensation			158				158
Purchase of treasury stock	(50,682)					(861)	(861)
Treasury stock issued for stock plans	13,783		(161)			238	77
Balance, December 31, 2021	4,988,542	$5,151	$25,008	$47,298	$(3,365)	$(2,802)	$71,290

See The Notes to Consolidated Financial Statements

JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)	Year Ended December 31,
	2022	2021
Operating activities:
Net income	$8,320	$6,604
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	455	(769)
Depreciation	631	712
Net amortization of securities premiums	408	1,220
Net amortization of loan origination fees	393	895
Deferred net loan origination costs	(636)	(693)
Amortization of intangibles	54	66
Amortization of investment in low income housing partnerships	799	799
Net amortization of purchase fair value adjustments	(112)	(211)
Net realized (gain) loss on sales and calls of available for sale securities	1,453	(21)
Change in value of equity securities	68	(151)
Net gain on other real estate owned	(28)	(64)
Earnings on bank owned life insurance and annuities	(219)	(246)
Deferred income tax expense	129	49
Stock-based compensation expense	176	158
Proceeds from mortgage loans sold to others	62	79
Mortgage banking income	(34)	(41)
Gain from life insurance proceeds	(380)	—
(Increase) decrease in accrued interest receivable and other assets	(1,753)	476
Increase in accrued interest payable and other liabilities	150	4
Net cash provided by operating activities	9,936	8,866
Investing activities:
Purchases of:
Securities available for sale	(53,295)	(181,122)
FHLB stock	(1,550)	—
Premises and equipment	(449)	(274)
Bank owned life insurance and annuities	(31)	(38)
Proceeds from:
Redemption of equity securities	—	118
Sales of debt securities available for sale	23,271	42,997
Maturities of and principal repayments on securities available for sale	27,918	78,608
Maturities of and principal repayments on securities held to maturity	4,116	—
Redemption of FHLB stock	—	1,307
Life insurance claims	2,285	—
Sale of other real estate owned	145	125
Sale of other assets	—	1
Net decrease in interest bearing time deposits with banks	735	—
Net (increase) decrease in loans	(65,821)	4,404
Net cash used in investing activities	(62,676)	(53,874)
Financing activities:
Net increase in deposits	3,065	85,577
Net increase (decrease) in short-term borrowings and securities sold under agreements to repurchase	51,483	(20,523)
Repayment of FRB advances	—	(27,955)
Repayment of long-term debt	—	(15,000)
Cash dividends	(4,401)	(4,402)
Purchase of treasury stock	(3)	(861)
Treasury stock issued for employee stock plans	69	77
Net cash provided by financing activities	50,213	16,913
Net decrease in cash and cash equivalents	(2,527)	(28,095)
Cash and cash equivalents at beginning of year	13,526	41,621
Cash and cash equivalents at end of period	$10,999	$13,526
Supplemental information:
Interest paid	$3,341	$3,414
Income tax paid	425	289
Supplemental schedule of noncash investing and financing activities:
Transfer of securities from available for sale to held to maturity	$212,340	$—
Transfer of loans to other real estate owned	30	148
Transfer of loans to repossessed vehicles	—	1

See The Notes to Consolidated Financial Statements

JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 and 2021

1. NATURE OF OPERATIONS

Juniata Valley Financial Corp. (“Juniata” or the “Company”) is a bank holding company operating in central and northern Pennsylvania for the purpose of delivering financial services within its local market. Through its wholly-owned banking subsidiary, The Juniata Valley Bank (the “Bank”), Juniata provides retail and commercial banking and other financial services through 15 branch locations located in Juniata, Mifflin, Perry, McKean, Potter and Huntingdon Counties. Additionally, in Mifflin, Juniata and Centre Counties, the Company maintains four offices for loan production, trust services and wealth management sales. Each of the Company’s lines of business are part of the same reporting segment, whose operating results are regularly reviewed and managed by a centralized executive management group. As a result, the Company has only one reportable segment for financial reporting purposes. The Bank provides a full range of banking services, including online and mobile banking, an automatic teller machine network, checking accounts, identity protection products for consumers, savings accounts, money market accounts, fixed rate certificates of deposit, club accounts, secured and unsecured commercial and consumer loans, construction and mortgage loans, online account opening, safe deposit facilities and credit loans with overdraft checking protection. The Bank also provides a variety of trust services. The Company has a contractual arrangement with a broker-dealer to allow the offering of annuities, mutual funds, stock and bond brokerage services and long-term care insurance to its local market. The Bank operates under a state bank charter and is subject to regulation by the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation. Juniata is subject to regulation by the Board of Governors of the Federal Reserve Bank and the Pennsylvania Department of Banking and Securities.

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

As a percentage of total risk based capital, credit exposure to residential buildings and dwellings represented 70%, credit exposure to lessors of non-residential buildings and dwellings represented 56%, credit exposure to hotels and motels represented 36%, credit exposure to builders of new housing for-sale represented 33% and credit exposure to continuing care retirement communities represented 21% as of December 31, 2022. There were no other concentrations of credit to any industry equaling more than 15% of total capital. The Bank’s business activities are geographically concentrated in the counties of Juniata, Mifflin, Perry, Huntingdon, Centre, Franklin, McKean, Potter and Snyder, Pennsylvania. The Bank has a diversified loan portfolio; however, a substantial portion of its debtors’ ability to honor their obligations is dependent upon the economy in central and northern Pennsylvania.

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

Debt Securities

Debt securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Debt securities classified as available for sale are those securities that the Company intends to hold for an indefinite period but not necessarily to maturity. Securities available for sale are carried at fair value, with the unrealized gains and losses, net of tax, reported as a component of other comprehensive income. Interest and dividends are recognized as income when earned. Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

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

Equity Securities

Equity securities are carried at fair value, with changes in fair value reported in net income. Equity securities without readily determinable fair values are carried at cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment.

Restricted Investment in Bank Stock

The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors and may invest in additional amounts. The Bank also owns restricted stock investments in the Atlantic Community Bankers Bank (“ACBB”). Both the FHLB and ACBB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. The Bank owned $3.6 million in restricted stock investments with the FHLB at December 31, 2022 and $2.1 million at December 31, 2021. The Bank owned $80,000 in restricted stock investments with the ACBB at December 31, 2022 and 2021.

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

Loan Origination Fees and Costs

Loan origination fees and related direct origination costs for a given loan are deferred and amortized over the life of the loan on a level-yield basis as an adjustment to interest income over the contractual life of the loan. As of December 31, 2022, the amount of net unamortized origination fees carried as an adjustment to outstanding loan balances was $47,000. As of December 31, 2021, the amount of net unamortized origination fees carried as an adjustment to outstanding loan balances was $489,000.

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

Within each loan class, an analysis was performed over a ten-year look-back period to discover peak historical losses, and with this data, management established ranges of risk from minimal to very high, for each risk factor, to produce a supportable anchor for risk assignment. Based on the framework for risk factor evaluation and range of adjustments established through the anchoring process, a risk assessment and corresponding adjustment was assigned for each class as of December 31, 2022. Adjustments to the factors are supported through documentation of changes in conditions in a narrative accompanying the allowance for loan loss calculation.

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

When mortgage loans are sold with servicing retained, servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. Under the fair value measurement method, the Company measures servicing rights at fair value at each reporting date and reports changes in fair value of servicing assets in earnings in the period in which the changes occur, which are included with mortgage banking income on the income statement. The fair values of servicing rights are subject to fluctuations because of changes in estimated and actual prepayment speeds and default rates and losses. The carrying amount of mortgage servicing rights was $92,000 and $120,000 at December 31, 2022 and 2021, respectively.

Servicing fee income, which is reported on the income statement as mortgage banking income, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned. Servicing fees totaled $63,000 and $80,000 for the years ended December 31, 2022 and 2021, respectively. Late fees and ancillary fees related to loan servicing are not material.

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

There were no impairment losses recognized because of periodic impairment testing in the years ended December 31, 2022 and 2021.

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

Juniata has committed to a continuation of life insurance coverage for certain persons post-retirement. The estimated present value of future benefits to be paid was $1.1 million and $1.2 million as of December 31, 2022 and 2021, respectively, and is included in other liabilities. The related net benefit for 2022 was $120,000, and the related expense for 2021 was $52,000.

Investments in Low-income Housing Partnerships

Juniata has invested as a limited partner in two partnerships that provide low-income housing in Lewistown, Pennsylvania. The carrying value of the investment in the limited partnerships was $1.5 million at December 31, 2022 and $2.3 million at December 31, 2021. The decline in carrying value in 2022 was the result of amortization since the final remaining draw occurred in 2019.

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

Advertising

The Company follows a policy of charging costs of advertising to expense as incurred. Advertising expenses were $260,000 and $228,000 in 2022 and 2021, respectively, and included in other non-interest expense.

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

New Accounting Standards Adopted in 2022:

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

In January 2021, the FASB issued ASU 2021-01 which clarified that all derivative instruments affected by the changes to interest rates used for discounting, margining or contract price alignment, regardless of whether they reference LIBOR or another rate expected to be discontinued as a result of reference rate reform, an entity may apply certain practical expedients in Topic 848.

Effective Date: ASU 2020-04 is effective for all entities from the beginning of an interim period that includes the issuance date of the ASU and the amendments may be applied prospectively through December 31, 2022. The adoption of this standard did not have a material effect on the Company’s operating results or financial condition.

Pending Accounting Standards:

ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

Issued: June 2016

Summary: FASB issued Topic 326 to replace the incurred loss model for loans and other financial assets with an expected loss model, which is referred to as the current expected credit loss (“CECL”) model. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables and held to maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance loan commitments, standby letters of credit, financial guarantees and other similar instruments) and new investments in certain leases recognized by a lessor. In addition, the amendments in Topic 326 require credit losses on available for sale securities to be presented as a valuation allowance rather than a direct write-down.

Effective Date: The standard will be effective for all entities, including SEC filers identified as smaller reporting companies, and nonpublic business entities for fiscal years beginning after December 15, 2022.

●	For debt securities with other-than-temporary impairment (“OTTI”), the guidance will be applied prospectively , if applicable.
●	Existing purchased credit impaired (“PCI”) assets will be grandfathered and classified as purchased credit deteriorated (“PCD”) assets as the date of adoption. The asset will be grossed up for the allowance for expected credit losses for all PCD assets at the date of adoption and will continue to recognize the noncredit discount in interest income based on the yield of such assets as of the adoption date. Subsequent changes in expected credit losses will be recorded through the allowance.
●	For all other assets within the scope of CECL, a cumulative-effect adjustment will be recognized in retained earnings as of the beginning of the first reporting period in which the guidance is effective.

The Company is adopting Topic 326, as of January 1, 2023. While the Company has not finalized the impact of implementing CECL, the Company expects to recognize a one-time cumulative effect increase to the allowance for credit losses on loans of between $1.0 million to $1.2 million upon adoption. The future impact of CECL on the Company’s allowance for credit losses and provision expense subsequent to the initial adoption will depend on changes in the loan portfolio, economic conditions and refinements to key assumptions including forecasting and qualitative factors. The Company measured its allowance under its current incurred loan loss model as of December 31, 2022. The impact of adoption on the allowance for credit losses on off-balance sheet commitments and for credit losses on securities held to maturity is not expected to be material.

ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures

Issued: March 2022

Summary: ASU 2022-02 eliminates the recognition and measurement guidance for troubled debt restructurings (“TDRs”) by creditors in ASC 310-40. The Update also enhances disclosure requirements for certain loan restructurings by creditors when a borrower is experiencing financial difficulty. Specifically, rather than applying the recognition and measurement guidance for TDRs, an entity will apply the loan refinancing and restructuring guidance to determine whether a modification or other form of restructuring results in a new loan or a continuation of an existing loan. Additionally, the amendments in this ASU require a public business entity to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases in the existing vintage disclosures.

Effective Date: The amendments in this Update are effective for entities that have adopted the amendments in Update 2016-13 for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. For entities that have not yet adopted the amendments in Update 2016-13, the effective date for the amendments in this update are the same as the effective dates in Update 2016-13. This update requires prospective transition for the disclosures related to loan restructurings for borrowers experiencing financial difficulty and the presentation of gross write-offs in the vintage disclosures. The guidance related to the recognition and measurement of TDRs may be adopted on a prospective or modified retrospective transition method. The adoption of this standard is not expected to have a material effect on the Company’s operating results or financial condition.

4. RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is required to maintain cash reserve balances with the Federal Reserve Bank if vault cash is insufficient to cover the reserve requirement. As of December 31, 2022 and 2021, respectively, no reserves were required to be held at the Federal Reserve Bank.

5. SECURITIES

Equity Securities

Equity securities owned by the Company consist of common stock of various financial services providers (“Bank Stocks”). The Company had $1.1 million in equity securities recorded at fair value on the consolidated statements of financial condition as of December 31, 2022 and December 31, 2021.

During the years ended December 31, 2022 and 2021, the Company recorded a net loss of $68,000 and a net gain of $151,000, respectively, on the consolidated statements of income because of the change in fair value of the Company’s equity securities. The Company redeemed $118,000 in equity securities in 2021.

Debt Securities

The Company’s investment portfolio includes primarily mortgage-backed securities issued by U.S. Government sponsored agencies backed by residential mortgages (approximately 77%), bonds issued by U.S. Government sponsored agencies (approximately 15%), corporate debt securities (approximately 5%) and municipalities (approximately 3%) as of December 31, 2022. Most of the municipal bonds are general obligation bonds with maturities or pre-refunding dates within 5 years.

The Company reassessed classification of certain investments, and effective October 1, 2022, transferred $28.4 million of obligations of U.S. Government sponsored enterprises and $183.9 million in mortgage-backed securities from the available for sale to held to maturity security classification. The transfer occurred at fair value. The combined related unrealized loss of $46.8 million, included in other comprehensive income, remained in other comprehensive income to be amortized out of other comprehensive income with an offsetting entry to interest income as a yield adjustment through earnings over the remaining term of the securities. No gain or loss was recorded at the time of transfer.

The Company had holding of securities from two issuers in excess of 10% of stockholders’ equity, other than the U.S. Government and its agencies at December 31, 2022 and December 31, 2021. Holdings of Federal Farm Credit Bank and Pennsylvania Housing Finance had fair values of $10.9 million and $6.1 million, respectively, as of December 31, 2022 and $12.4 million and $7.5 million, respectively, as of December 31, 2021.

The amortized cost and fair value of debt securities as of December 31, 2022 and 2021, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the securities may be called or prepaid with or without prepayment penalties. Securities not due at a single maturity date are shown separately.

(Dollars in thousands)	December 31, 2022
			Gross	Gross
	Amortized	Fair	Unrealized	Unrealized
	Cost	Value	Gains	Losses
Debt Securities Available for Sale
Obligations of U.S. Government sponsored enterprises
After one year but within five years	$15,500	$13,705	$—	$(1,795)
	15,500	13,705	—	(1,795)
Obligations of state and political subdivisions
After one year but within five years	4,076	3,924	—	(152)
After five years but within ten years	4,608	3,755	—	(853)
	8,684	7,679	—	(1,005)
Corporate debt securities
After one year but within five years	4,673	4,190	—	(483)
After five years but within ten years	13,000	11,151	—	(1,849)
	17,673	15,341	—	(2,332)
Mortgage-backed securities	39,479	36,811	—	(2,668)
Total	$81,336	$73,536	$—	$(7,800)

(Dollars in thousands)	December 31, 2022
			Gross	Gross
	Amortized	Fair	Unrecognized	Unrecognized
	Cost	Value	Gains	Losses
Debt Securities Held to Maturity
Obligations of U.S. Government sponsored enterprises
After one year but within five years	$13,039	$13,067	$28	$—
After five years but within ten years	15,561	15,605	56	(12)
	28,600	28,672	84	(12)
Mortgage-backed securities	180,965	181,215	1,682	(1,432)
Total	$209,565	$209,887	$1,766	$(1,444)

(Dollars in thousands)	December 31, 2021
			Gross	Gross
	Amortized	Fair	Unrealized	Unrealized
	Cost	Value	Gains	Losses
Debt Securities Available for Sale
Obligations of U.S. Government sponsored enterprises
After one year but within five years	$6,000	$5,807	$—	$(193)
After five years but within ten years	35,881	34,719	—	(1,162)
	41,881	40,526	—	(1,355)
Obligations of state and political subdivisions
After one year but within five years	3,810	3,937	129	(2)
After five years but within ten years	1,246	1,221	—	(25)
After ten years	4,118	4,062	—	(56)
	9,174	9,220	129	(83)
Corporate debt securities
After one year but within five years	2,000	1,972	—	(28)
After five years but within ten years	32,408	33,024	805	(189)
	34,408	34,996	805	(217)
Mortgage-backed securities	254,762	250,682	812	(4,892)
Total	$340,225	$335,424	$1,746	$(6,547)

Certain obligations of the U.S. Government and state and political subdivisions are pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law. The carrying value of the pledged assets was $102.3 million and $82.7 million at December 31, 2022 and 2021, respectively.

In addition to cash received from the scheduled maturities of securities, some investment securities available for sale are sold at current market values through normal operations. Following is a summary of proceeds received from all investment securities transactions and the resulting realized gains and losses:

(Dollars in thousands)	Year Ended
	December 31,
	2022	2021
Gross proceeds from sales and calls of securities	$23,271	$43,115
Gross realized gains from sold and called securities	25	175
Gross realized losses from sold and called securities	(1,478)	(154)
Net gains (losses) from sales and calls of securities	$(1,453)	$21

The tax benefit (provision) related to these net realized gains and losses was $305,000 and ($4,000) in 2022 and 2021, respectively.

The Bank sold $24.7 million, par value, of subordinated debt of unconsolidated financial institutions, classified as corporate debt securities, at a loss of $1.5 million during 2022. Management’s intent with respect to these securities changed in 2022 due to the adverse regulatory impact of substantial (relative to capital) holdings of subordinated debt.

The following table summarizes securities with unrealized and unrecognized losses at December 31, 2022 and December 31, 2021, aggregated by category and length of time in a continuous unrealized or unrecognized loss position:

	Unrealized Losses at December 31, 2022
	Less Than 12 Months			12 Months or More			Total
(Dollars in thousands)	Number			Number			Number
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Securities available for sale
Obligations of U.S. Government sponsored enterprises	1	$2,456	$(44)	2	$11,248	$(1,751)	3	$13,704	$(1,795)
Obligations of state and political subdivisions	4	2,781	(20)	7	4,898	(985)	11	7,679	(1,005)
Corporate debt securities	5	9,831	(1,669)	4	5,510	(663)	9	15,341	(2,332)
Mortgage-backed securities	33	36,493	(2,630)	1	319	(38)	34	36,812	(2,668)
Total temporarily impaired securities available for sale	43	$51,561	$(4,363)	14	$21,975	$(3,437)	57	$73,536	$(7,800)
Securities held to maturity
Obligations of U.S. Government sponsored enterprises	1	$3,463	$(12)	—	$—	$—	1	$3,463	$(12)
Mortgage-backed securities	9	21,643	(392)	12	48,788	(1,040)	21	70,431	(1,432)
Total temporarily impaired securities held to maturity	10	$25,106	$(404)	12	$48,788	$(1,040)	22	$73,894	$(1,444)
Total	53	$76,667	$(4,767)	26	$70,763	$(4,477)	79	$147,430	$(9,244)

	Unrealized Losses at December 31, 2021
	Less Than 12 Months			12 Months or More			Total
(Dollars in thousands)	Number			Number			Number
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Securities available for sale
Obligations of U.S. Government sponsored enterprises	5	$22,130	$(752)	3	$18,396	$(603)	8	$40,526	$(1,355)
Obligations of state and political subdivisions	7	5,781	(83)	—	—	—	7	5,781	(83)
Corporate debt securities	6	10,144	(217)	—	—	—	6	10,144	(217)
Mortgage-backed securities	36	182,328	(3,504)	5	26,443	(1,388)	41	208,771	(4,892)
Total temporarily impaired securities available for sale	54	$220,383	$(4,556)	8	$44,839	$(1,991)	62	$265,222	$(6,547)

At December 31, 2022, four obligations of U.S. Government sponsored enterprises, 11 obligations of state and political subdivisions, nine corporate debt securities and 55 mortgage-backed securities had unrealized losses. Twenty-six of these securities were in a continuous loss position for 12 months or more, with the majority of the unrealized losses related to the Company’s mortgage-backed securities portfolio. The mortgage-backed securities in the Company’s portfolio are government sponsored enterprise (“GSE”) pass-through instruments issued by the Federal National Mortgage Association (“FNMA”), which guarantees the timely payment of principal on these investments.

The unrealized losses noted above are considered temporary impairments. The decline in the values of the debt securities is due only to interest rate fluctuations and other market conditions, rather than erosion of issuer credit quality, and as a result, timely payment of contractual cash flows, including principal and interest, has continued and is not considered at risk. None of the debt securities are deemed to be other-than-temporarily impaired because the Company does not intend to sell the securities, does not believe it will be required to sell the securities before their anticipated recovery and expects to recover the entire amortized cost basis.

6. LOANS AND RELATED ALLOWANCE FOR LOAN LOSSES

Loan Portfolio Classification

The following table presents the loan portfolio by class at December 31, 2022 and 2021.

(Dollars in thousands)
	December 31, 2022	December 31, 2021
Commercial, financial and agricultural	$61,458	$62,639
Real estate - commercial	199,206	159,806
Real estate - construction	50,748	43,281
Real estate - mortgage	150,290	131,754
Obligations of states and political subdivisions	18,770	16,323
Personal	4,040	4,500
Total	$484,512	$418,303

The following tables summarize loans and the activity in the allowance for loan losses by loan class, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of and for the years ended December 31, 2022 and 2021:

(Dollars in thousands)				Obligations
	Commercial,			of states
	financial and	Real estate-	Real estate-	and political	Real estate-
	agricultural	commercial	construction	subdivisions	mortgage	Personal	Total
Year Ended
December 31, 2022
Balance, beginning of period	$251	$1,020	$884	$45	$1,269	$39	$3,508
Provision for loan losses	44	90	262	9	45	5	455
Charge-offs	—	—	—	—	(23)	(13)	(36)
Recoveries	2	—	—	—	94	4	100
Balance, end of period	$297	$1,110	$1,146	$54	$1,385	$35	$4,027
December 31, 2021
Balance, beginning of period	$302	$908	$1,586	$28	$1,200	$70	$4,094
Provision for loan losses	(58)	76	(788)	17	8	(24)	(769)
Charge-offs	—	—	—	—	—	(17)	(17)
Recoveries	7	36	86	—	61	10	200
Balance, end of period	$251	$1,020	$884	$45	$1,269	$39	$3,508

(Dollars in thousands)				Obligations
	Commercial,			of states
	financial and	Real estate-	Real estate-	and political	Real estate-
	agricultural	commercial	construction	subdivisions	mortgage	Personal	Total
December 31, 2022
Loans allocated by:
Individually evaluated for impairment	$—	$2,025	$—	$—	$377	$—	$2,402
Acquired with credit deterioration	—	334	—	—	419	—	753
Collectively evaluated for impairment	61,458	196,847	50,748	18,770	149,494	4,040	481,357
	$61,458	$199,206	$50,748	$18,770	$150,290	$4,040	$484,512
Allowance for loan losses allocated by:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Acquired with credit deterioration	—	—	—	—	—	—	—
Collectively evaluated for impairment	297	1,110	1,146	54	1,385	35	4,027
	$297	$1,110	$1,146	$54	$1,385	$35	$4,027

December 31, 2021
Loans allocated by:
Individually evaluated for impairment	$—	$5,262	$—	$—	$437	$—	$5,699
Acquired with credit deterioration	—	357	—	—	481	—	838
Collectively evaluated for impairment	62,639	154,187	43,281	16,323	130,836	4,500	411,766
	$62,639	$159,806	$43,281	$16,323	$131,754	$4,500	$418,303
Allowance for loan losses allocated by:
Individually evaluated for impairment	$—	$—	$—	$—	$2	$—	$2
Acquired with credit deterioration	—	—	—	—	—	—	—
Collectively evaluated for impairment	251	1,020	884	45	1,267	39	3,506
	$251	$1,020	$884	$45	$1,269	$39	$3,508

The following tables summarize information regarding impaired loans by portfolio class as of December 31, 2022 and December 31, 2021:

(Dollars in thousands)	As of December 31, 2022			As of December 31, 2021
	Recorded	Unpaid Principal	Related	Recorded	Unpaid Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
Impaired loans
With no related allowance recorded:
Real estate - commercial	$2,025	$2,471	$—	$5,262	$5,720	$—
Acquired with credit deterioration	334	344	—	357	366	—
Real estate – construction	—	—	—	—	649	—
Real estate - mortgage	377	993	—	368	1,054	—
Acquired with credit deterioration	419	634	—	481	660	—
With an allowance recorded:
Real estate - mortgage	$—	$—	$—	$69	$68	$2
Total:
Real estate - commercial	$2,025	$2,471	$—	$5,262	$5,720	$—
Acquired with credit deterioration	334	344	—	357	366	—
Real estate - construction	—	—	—	—	649	—
Real estate – mortgage	377	993	—	437	1,122	2
Acquired with credit deterioration	419	634	—	481	660	—
	$3,155	$4,442	$—	$6,537	$8,517	$2

(Dollars in thousands)	Year Ended December 31, 2022			Year Ended December 31, 2021
	Average	Interest	Cash Basis	Average	Interest	Cash Basis
	Recorded	Income	Interest	Recorded	Income	Interest
	Investment	Recognized	Income	Investment	Recognized	Income
Impaired Loans
With no related allowance recorded:
Real estate - commercial	$3,650	$190	$—	$4,346	$166	$—
Acquired with credit deterioration	344	—	—	345	—	—
Real estate - mortgage	400	10	39	579	10	30
Acquired with credit deterioration	447	—	—	602	—	—
Total:
Real estate - commercial	$3,650	$190	$—	$4,346	$166	$—
Acquired with credit deterioration	344	—	—	345	—	—
Real estate - mortgage	400	10	39	579	10	30
Acquired with credit deterioration	447	—	—	602	—	—
	$4,841	$200	$39	$5,872	$176	$30

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality. For purposes of this disclosure, the unpaid principal balance is not reduced for partial charge-offs.

The following table presents non-accrual loans by classes of the loan portfolio as of December 31, 2022 and December 31, 2021:

(Dollars in thousands)
	December 31, 2022	December 31, 2021
Non-accrual loans:
Real estate - mortgage	$139	$141
Total	$139	$141

Interest income not recorded based on the original contractual terms of the loans for non-accrual loans was $49,000 in 2022 and in 2021. Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process at December 31, 2022 and December 31, 2021 totaled $123,000 and $85,000, respectively.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of December 31, 2022 and December 31, 2021:

							Loans
							Past Due
							Greater
(Dollars in thousands)				Greater			than 89
		30‑59 Days	60‑89 Days	than 89	Total Past		Days and
	Current	Past Due(2)	Past Due	Days	Due	Total Loans	Accruing(1)
As of December 31, 2022
Commercial, financial and agricultural	$61,359	$75	$—	$24	$99	$61,458	$24
Real estate - commercial	198,761	—	104	7	111	198,872	7
Real estate - construction	50,748	—	—	—	—	50,748	—
Real estate - mortgage	149,488	205	36	142	383	149,871	4
Obligations of states and political subdivisions	18,770	—	—	—	—	18,770	—
Personal	4,008	27	1	4	32	4,040	4
Subtotal	483,134	307	141	177	625	483,759	39
Loans acquired with credit deterioration
Real estate - commercial	334	—	—	—	—	334	—
Real estate - mortgage	419	—	—	—	—	419	—
Subtotal	753	—	—	—	—	753	—
	$483,887	$307	$141	$177	$625	$484,512	$39

							Loans
							Past Due
							Greater
(Dollars in thousands)				Greater			than 89
		30‑59 Days	60‑89 Days	than 89	Total Past		Days and
	Current	Past Due(2)	Past Due	Days	Due	Total Loans	Accruing(1)
As of December 31, 2021
Commercial, financial and agricultural	$62,628	$11	$—	$—	$11	$62,639	$—
Real estate - commercial	159,396	53	—	—	53	159,449	—
Real estate - construction	43,281	—	—	—	—	43,281	—
Real estate - mortgage	130,242	440	488	103	1,031	131,273	85
Obligations of states and political subdivisions	16,323	—	—	—	—	16,323	—
Personal	4,492	8	—	—	8	4,500	—
Subtotal	416,362	512	488	103	1,103	417,465	85
Loans acquired with credit deterioration
Real estate - commercial	357	—	—	—	—	357	—
Real estate - mortgage	481	—	—	—	—	481	—
Subtotal	838	—	—	—	—	838	—
	$417,200	$512	$488	$103	$1,103	$418,303	$85
(1)	These loans are guaranteed, or well secured, and there is an effective means of collection in process.
(2)	Loans are considered past due when the borrower is in arrears on two or more monthly payments.

Troubled Debt Restructurings

As of December 31, 2022 and 2021, the Company had a recorded investment in troubled debt restructurings of $2.3 million and $5.6 million, respectively. The decline in troubled debt restructured loans between periods was primarily due to the payoff of a $3.1 million troubled debt restructured loan in 2022. There were no specific reserves for the troubled debt restructured loans, no restructured loans in default with respect to the restructured terms and no commitments to lend additional amounts to these customers as of December 31, 2022 and 2021. There were also no defaults of troubled debt restructurings within 12 months of restructure during 2022 or 2021.

There were no loans whose terms were modified, resulting in troubled debt restructurings during 2022. The modification of the terms of the real estate - commercial loan that occurred during the year ended December 31, 2021 consisted of a decline in the stated rate of interest below the current market rate.

The following table summarizes the loan whose term was modified, resulting in troubled debt restructurings during 2021.

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

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of December 31, 2022 and December 31, 2021. The decline in special mention real estate – commercial loans as of December 31, 2022 compared to December 31, 2021 was largely due to a $2.9 million payoff of a special mention loan, as well as paydowns and the upgrade of two loan relationships to pass ratings in 2022. The decline in substandard real estate – commercial as of December 31, 2022 compared to December 31, 2021 was primarily due to the payoff of a $3.1 million substandard loan relationship in 2022.

(Dollars in thousands)		Special
As of December 31, 2022	Pass	Mention	Substandard	Doubtful	Total
Commercial, financial and agricultural	$60,990	$468	$—	$—	$61,458
Real estate - commercial	186,977	9,802	2,427	—	199,206
Real estate - construction	50,008	740	—	—	50,748
Real estate - mortgage	149,272	222	796	—	150,290
Obligations of states and political subdivisions	18,770	—	—	—	18,770
Personal	4,040	—	—	—	4,040
Total	$470,057	$11,232	$3,223	$—	$484,512

(Dollars in thousands)		Special
As of December 31, 2021	Pass	Mention	Substandard	Doubtful	Total
Commercial, financial and agricultural	$61,372	$577	$690	$—	$62,639
Real estate - commercial	137,684	16,429	5,693	—	159,806
Real estate - construction	42,394	—	887	—	43,281
Real estate - mortgage	130,584	252	918	—	131,754
Obligations of states and political subdivisions	16,323	—	—	—	16,323
Personal	4,500	—	—	—	4,500
Total	$392,857	$17,258	$8,188	$—	$418,303

7. BANK OWNED LIFE INSURANCE AND ANNUITIES

The Company holds bank-owned life insurance (“BOLI”) and deferred annuities with a combined cash value of $15.2 million and $16.9 million at December 31, 2022 and 2021, respectively. As annuitants retire, the deferred annuities may be converted to payout annuities to create payment streams that match certain post-retirement liabilities. The cash surrender value on the BOLI and annuities decreased by $1.7 million in 2022 with the net change resulting from proceeds from death benefits received, premium payments and earnings recorded as non-interest income. The net increase in cash surrender value on the BOLI and annuities was $284,000 in 2021. The contracts are owned by the Bank in various insurance companies. The crediting rate on the policies varies annually based on the insurance companies’ investment portfolio returns in their general fund and market conditions. Changes in cash value of BOLI and annuities in 2022 and 2021 are shown below:

(Dollars in thousands)	Life	Deferred
	Insurance	Annuities	Total
Balance as of January 1, 2021	$16,010	$558	$16,568
Earnings	225	21	246
Premiums on existing policies	26	12	38
Balance as of December 31, 2021	16,261	591	16,852
Earnings	198	21	219
Premiums on existing policies	8	12	20
Annuity payments received	10	—	10
Death Benefits received	(1,847)	(57)	(1,904)
Balance as of December 31, 2022	$14,630	$567	$15,197

8. PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

(Dollars in thousands)	December 31,
	2022	2021
Land	$294	$294
Buildings and improvements	13,698	13,486
Furniture, computer software and equipment	7,144	6,940
	21,136	20,720
Less: accumulated depreciation	(12,946)	(12,349)
	$8,190	$8,371

Depreciation expense on premises and equipment charged to operations was $631,000 in 2022 and $712,000 in 2021.

The Company had no premises and equipment subject to lease agreements in which it acts as the lessor.

9. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

On September 8, 2006, the Company acquired a branch office in Richfield, PA. Goodwill associated with this transaction is carried at $2.0 million. On November 30, 2015, the Company acquired FNBPA and carries goodwill of $3.4 million relating to the acquisition. On April 30, 2018, Juniata completed the acquisition of the remaining stock of LCB and, as a result, recorded goodwill of $3.6 million. Total goodwill at both December 31, 2022 and December 31, 2021 was $9.0 million.

Intangible Assets

On November 30, 2015, a core deposit intangible in the amount of $303,000 associated with the FNBPA acquisition was recorded. On April 30, 2018, a core deposit intangible of $289,000 associated with the LCB acquisition was recorded. Both core deposit intangibles are being amortized over a ten-year period using a sum of the years’ digits basis.

The following table shows the amortization schedule for each of the intangible assets recorded.

(Dollars in thousands)	FNBPA	LCB
	Acquisition	Acquisition
	Core	Core
	Deposit	Deposit
	Intangible	Intangible
Beginning Balance at Acquisition Date	$303	$289
Amortization expense recorded prior to December 31, 2020	223	128
Amortization expense recorded in Years ended:
December 31, 2021	27	39
December 31, 2022	21	33
Unamortized balance as of December 31, 2022	$32	$89

Scheduled Amortization expense for years ended:
December 31, 2023	$16	$28
December 31, 2024	11	23
December 31, 2025	5	17
December 31, 2026	—	12
December 31, 2027	—	7
Thereafter	—	2

10. DEPOSITS

The aggregate amount of demand deposit overdrafts that were reclassified as loans was $46,000 at December 31, 2022, compared to $31,000 at December 31, 2021.

Deposits consist of the following:

(Dollars in thousands)	December 31,
	2022	2021
Demand, non-interest bearing	$199,131	$182,022
Interest-bearing demand and money market	227,028	240,974
Savings	143,082	142,187
Time deposits, $250,000 or more	13,238	13,547
Other time deposits	129,033	129,717
	$711,512	$708,447

Included in interest bearing demand and money markets as of December 31, 2021 was $30.0 million in brokered demand deposits, while there were no brokered deposits as of December 31, 2022.

The aggregate amount of scheduled maturities of time deposits as of December 31, 2022 include the following:

(Dollars in thousands)	Time Deposits
Maturing in:	$250,000 or more	Other	Total Time Deposits
2023	$4,366	$53,416	$57,782
2024	6,901	44,731	51,632
2025	1,436	10,322	11,758
2026	—	13,058	13,058
2027	267	5,896	6,163
Later	268	1,610	1,878
	$13,238	$129,033	$142,271

11. BORROWINGS

Short term borrowings, and the related maximum amounts outstanding at the end of any month in the years ended December 31, 2022 and 2021, are presented below.

(Dollars in thousands)			Maximum Outstanding at
	Years Ended December 31,		Any Month End
	2022	2021	2022	2021
Repurchase agreements	$7,585	$4,227	$7,585	$4,804
Short-term borrowings with FHLB:
Overnight advances	28,125	—	28,125	9,000
3-month advances	20,000	—	20,000	20,000
	$55,710	$4,227	$55,710	$33,804

Short-term borrowings were at their maximum 2022 outstanding levels on December 31, 2022. Repurchase agreements increased between the years ended December 31, 2022 and 2021 due to an additional customer relationship added in 2022. Overnight borrowings increased as of December 31, 2022 compared to December 31, 2021 due to increased  funding needs, primarily from loan growth in 2022, while 3-month advances increased due to Juniata reverting to using $20.0 million in FHLB short-term advances to supplement core deposits to satisfy its funding needs in lieu of brokered demand deposits.

The following table presents supplemental information related to short-term borrowings.

(Dollars in thousands)	Securities sold under
	agreements to repurchase		Short-term borrowings
	2022	2021	2022	2021
Amount outstanding as of December 31	$7,585	$4,227	$48,125	$—
Weighted average interest rate as of December 31	3.44%	0.10%	4.55%	—%
Average amount outstanding during the year	$5,532	$4,249	$18,635	$6,741
Weighted average interest rate during the year	1.54%	0.10%	3.05%	0.38%

The Bank has repurchase agreements with some of its depositors, under which customers’ funds are invested daily into an interest bearing account. These funds are carried by the Company as short-term debt. It is the Company’s policy to completely collateralize repurchase agreements with U.S. Government securities. As of December 31, 2022, the securities that serve as collateral for securities sold under agreements to repurchase had a fair value of $10.5 million. The interest rate paid on these funds is variable and subject to change daily.

Long-term debt is comprised only of FHLB advances with an original maturity of one year or more. Outstanding balances were $20,000,000 as of December 31, 2022 and December 31, 2021.

The following table summarizes the scheduled maturities of long-term debt as of December 31, 2022.

(Dollars in thousands)	Scheduled	Weighted Average
Year	Maturities	Interest Rate
2023	$—	—%
2024	15,000	2.29
2025	5,000	2.41
2026	—	—
2027	—	—
Thereafter	—	—
	$20,000	2.32%

The Bank must maintain sufficient qualifying collateral with the FHLB to secure borrowings. Therefore, a Master Collateral Agreement has been entered into which pledges all mortgage related assets as collateral for future borrowings. Mortgage related assets could include loans or investment securities. As of December 31, 2022, the amount of loans included in qualifying collateral was $306.3 million. As of December 31, 2021, the amount of loans included in qualifying collateral was $253.8 million. No investment securities were included in qualifying collateral as of December 31, 2022 or 2021.

The Bank’s maximum borrowing capacity with the FHLB was $214.7 million, with a balance of $68.4 million outstanding as of December 31, 2022. The Bank’s maximum borrowing capacity with the FHLB was $182.6 million, with a balance of $20.7 million outstanding as of December 31, 2021. To borrow additional amounts, the FHLB would require the Bank to purchase additional FHLB Stock. The FHLB is a source of both short-term and long-term funding. The Bank must maintain sufficient qualifying collateral to secure all outstanding advances. Qualifying collateral is defined by the FHLB and includes outstanding balances of the Company’s real estate loans, excluding loans with certain risk mitigants, including delinquencies and loans made to insiders, borrowers with low credit scores or loans with high loan-to-value ratios.

12. OPERATING LEASE OBLIGATIONS

The Company has four operating leases, of which one is with a related party. The leases are comprised of real estate property for branch and office space with terms extending through 2029. As of December 31, 2022, the Company had operating lease ROU assets totaling $395,000 included in other assets and operating lease liabilities totaling $403,000 included in other liabilities.

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

As of December 31, 2022, the weighted-average remaining operating lease term was 5.1 years, and the weighted-average discount rate was 4.97%.

The Company’s total operating lease cost for the years ended December 31, 2022 and 2021 was $110,000 and $119,000, respectively. During the years ended December 31, 2022 and 2021, total operating lease payments made to a related party totaled $24,000.

The future minimum payments for operating leases with initial or remaining terms of one year or more as of December 31, 2022 were as follows:

(Dollars in thousands)
Years ending December 31,	Lease Obligation
2023	$107
2024	95
2025	95
2026	52
2027	49
2028 and beyond	62
Total Future Minimum Lease Payments	460
Amounts Representing Interest	(57)
Present Value of Net Future Minimum Lease Payments (Lease Liability)	$403

13. INCOME TAXES

The components of income tax  expense for the two years ended December 31 were:

(Dollars in thousands)	Years Ended December 31,
	2022	2021
Current tax expense	$513	$235
Deferred tax expense	129	49
Total tax provision	$642	$284

Federal credits are available for ten years for Juniata’s investment in two low income housing projects. Tax credits associated with phase I of the projects will continue through January 2023, while phase II project credits will run through 2027. The tax credits are included in the tax expense line item on the Consolidated Statements of Income. Amortization of the investments using the cost method is scheduled to occur over the same period as tax credits are earned. Juniata’s maximum exposure to loss is limited to the carrying value of the investment at year-end.

The total tax provision during the year ended December 31, 2022 was $642,000 compared to $284,000 during the year ended December 31, 2021. A reconciliation of the statutory income tax expense computed at 21% to the income tax expense included in the consolidated statements of income follows:

(Dollars in thousands)	Years Ended December 31,
	2022	2021
Income before income taxes	$8,962	$6,888
Statutory tax rate	21%	21%
Federal tax at statutory rate	1,882	1,447
Tax-exempt interest	(189)	(208)
Net earnings on BOLI	(67)	(36)
Gain from life insurance proceeds	(80)	—
Stock-based compensation	3	(2)
Federal tax credits	(902)	(902)
Other permanent differences	(5)	(15)
Total tax provision	$642	$284
Effective tax rate	7.2%	4.1%

Deductible temporary differences and taxable temporary differences gave rise to a net deferred tax asset for the Company as of December 31, 2022 and December 31, 2021. The components are detailed below:

(Dollars in thousands)	Years Ended December 31,
	2022	2021
Deferred Tax Assets:
Allowance for loan losses	$847	$741
Deferred directors’ compensation	212	329
Employee and director benefits	252	264
Stock-based compensation	51	59
Investment in low income housing project	494	397
Fair value adjustments to acquired assets and liabilities	146	172
Tax credit carryforward	—	235
Lease liability	85	63
Unrealized loss on debt securities available for sale	1,638	1,008
Unrealized loss on debt securities held to maturity	9,536	—
Total deferred tax assets	13,261	3,268

Deferred Tax Liabilities:
Depreciation	(124)	(165)
Right of use asset	(83)	(62)
Loan origination fees and costs	(559)	(505)
Prepaid expenses	(10)	(20)
Unrealized gains on debt securities available for sale	—	—
Unrealized gain from securities impairment	(16)	(58)
Unrealized gain on derivatives	(56)	(114)
Annuity earnings	(73)	(68)
Fair value of mortgage servicing rights	(19)	(25)
Intangible assets	(26)	(37)
Goodwill	(429)	(429)
Other	(28)	(42)
Total deferred tax liabilities	(1,423)	(1,525)
Net deferred tax asset included in other assets	$11,838	$1,743

The Company has concluded that the deferred tax assets are realizable (on a more likely than not basis) through the combination of future reversals of existing taxable temporary differences, certain tax planning strategies and expected future taxable income.

It is the Company’s policy to recognize interest and penalties on unrecognized tax benefits in income tax expense in the Consolidated Statements of Income. No significant income tax uncertainties were identified because of the Company’s evaluation of its income tax position. Therefore, the Company recognized no adjustment for unrecognized income tax benefits for the years ended December 31, 2022 and 2021. The Company is no longer subject to examination by taxing authorities for years before 2019. Tax years 2019 through the present, with limited exception, remain open to examination.

14. STOCKHOLDERS’ EQUITY AND REGULATORY MATTERS

The Company is authorized to issue shares of preferred stock with no par value. The Board has the ability to fix the voting, dividend, redemption and other rights of the preferred stock, which can be issued in one or more series. No shares of preferred stock have been issued.

The Company has a dividend reinvestment and stock purchase plan. Under this plan, additional shares of Juniata Valley Financial Corp. stock may be purchased by shareholders at the prevailing market prices through reinvested dividends and voluntary cash payments, within limits. To the extent that shares are not available in the open market, the Company has reserved common stock to be issued under the plan. Any adjustment in capitalization of the Company will result in a proportionate adjustment to the reserved shares for this plan. At December 31, 2022, 141,887 shares were available for issuance under the Dividend Reinvestment Plan. No shares were issued under this plan in 2022 or 2021.

The Company periodically repurchases shares of its common stock under a share repurchase program approved by the Board of Directors. In November of 2021, the Board of Directors authorized the repurchase of an additional 200,000 shares of its common stock through its share repurchase program. The program will remain authorized until all approved shares are repurchased, unless terminated by the Board of Directors. Repurchases have typically been through open market transactions and have complied with all regulatory restrictions on the timing and amount of such repurchases. Shares repurchased have been added to treasury stock and accounted for at cost. These shares may be reissued for stock option exercises, stock awards, employee stock purchase plan purchases, to fulfill dividend reinvestment program needs and to supply shares needed for exchange in an acquisition. During 2022 and 2021, 170 and 50,482 shares, respectively, were repurchased in conjunction with this program. In 2022 and 2021, 825 and 200 issued shares, respectively, were transferred to treasury due to forfeitures of restricted stock awards. Remaining shares authorized to be repurchased in the program were 208,312 as of December 31, 2022.

Regulatory Capital

The Bank is subject to risk-based capital standards by which banks are evaluated in terms of capital adequacy. These regulatory capital requirements are administered by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital and classification are also subject to qualitative judgments by the regulators. Management believes that, as of December 31, 2022, the Bank meets all capital adequacy requirements to which it is subject.

Prompt corrective action regulations provide five classifications: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2022 and 2021, the most recent regulatory notifications categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

In 2019, the federal banking agencies jointly issued a final rule that provides for an optional, simplified measure of capital adequacy, the community bank leverage ratio framework (“CBLR framework”), for qualifying community banking organizations, consistent with Section 201 of the Economic Growth Act. As of December 31, 2022, the Bank was a qualifying community banking organization as defined by the federal banking agencies but elected to use the risk-weighting framework under the Basel III capital requirements at year-end 2022 and 2021.

A capital conservation buffer of 2.50% is applicable to all capital ratios except for the Tier 1 Leverage ratio. The capital conservation buffer is equal to the lowest value of the three applicable capital ratios less the regulatory minimum (“adequately capitalized”) for each respective capital measurement. The Bank’s capital conservation buffer at December 31, 2022 was 2.50% and is included in the capital adequacy ratios in the tables below. Compliance with the capital conservation buffer is required to avoid limitations on certain capital distributions, especially dividends.

Actual and required capital amounts and ratios as of December 31, 2022 and December 31, 2021, are presented below.

					Minimum
					Regulatory
					Requirements
					to be Well
					Capitalized
			Minimum Requirement		under Prompt
(Dollars in thousands)			for Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
The Juniata Valley Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2022:
Total Capital (to Risk Weighted Assets)	$73,143	13.01%	$59,040	10.50%	$56,229	10.00%
Tier 1 Capital (to Risk Weighted Assets)	69,116	12.29%	47,794	8.50%	44,983	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	69,116	12.29%	39,360	7.00%	36,549	6.50%
Tier 1 Capital (to Average Assets) Leverage	69,116	8.48%	32,605	4.00%	40,756	5.00%

As of December 31, 2021:
Total Capital (to Risk Weighted Assets)	$56,153	11.06%	$54,580	10.50%	$51,981	10.00%
Tier 1 Capital (to Risk Weighted Assets)	56,153	11.06%	44,184	8.50%	41,585	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	56,153	11.06%	36,387	7.00%	33,788	6.50%
Tier 1 Capital (to Average Assets) Leverage	56,153	6.99%	32,502	4.00%	40,627	5.00%

The actual regulatory capital amounts and ratios reported in Juniata’s December 31, 2021 Form 10-K were total capital of $68.4 million; tier 1 capital and common equity tier 1 capital of $64.9 million; total capital ratio – 13.16%; tier 1 capital and common equity tier 1 capital ratios – 12.48%; and leverage ratio – 7.98%. The change was the result of refiling the Bank’s December 31, 2021 call report, subsequent to filing the December 31, 2021 Form 10-K, due to the treatment of subordinated debt of unconsolidated financial institutions.

Certain regulatory restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. As of December 31, 2022, $37,324,000 of undistributed earnings of the Bank, included in the consolidated stockholders’ equity, was available for distribution to the Company as dividends without prior regulatory approval, subject to the regulatory capital requirements above.

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

(Amounts in thousands, except earnings per share data)	Year ended December 31,
	2022	2021
Net income	$8,320	$6,604
Weighted-average common shares outstanding	5,000	5,004
Basic earnings per share	1.66	1.32

Weighted-average common shares outstanding	$5,000	$5,004
Common stock equivalents due to effect of stock options	9	9
Total weighted-average common shares and equivalents	$5,009	$5,013
Diluted earnings per share	$1.66	$1.32
Anti-dilutive stock options outstanding	1	—

16. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following tables show changes in accumulated other comprehensive income by component, net of tax, for the years ending December 31, 2022 and 2021:

(Dollars in thousands)
December 31, 2022	Gains on Cash Flow Hedges	Unrealized Losses on Securities	Total
Beginning balance, December 31, 2021	$427	$(3,792)	$(3,365)
Current period other comprehensive income (loss):
Other comprehensive income (loss) before reclassification	964	(40,485)	(39,521)
Amounts reclassified from accumulated other comprehensive income (loss)	(1,180)	2,199	1,019
Net current period other comprehensive loss	(216)	(38,286)	(38,502)
Ending balance, December 31, 2022	$211	$(42,078)	$(41,867)

(Dollars in thousands)
December 31, 2021	Gains and (Losses) on Cash Flow Hedges	Unrealized Gains and (Losses) on Available for Sale Securities	Total
Beginning balance, December 31, 2020	$(45)	$3,563	$3,518
Current period other comprehensive income (loss):
Other comprehensive income (loss) before reclassification	425	(7,338)	(6,913)
Amounts reclassified from accumulated other comprehensive income (loss)	47	(17)	30
Net current period other comprehensive income (loss)	472	(7,355)	(6,883)
Ending balance, December 31, 2021	$427	$(3,792)	$(3,365)

The following table shows significant amounts reclassified out of each component of accumulated other comprehensive income for the year ending December 31, 2022:

(Dollars in thousands)
Details About Accumulated Other Comprehensive Loss Components	Amount Reclassified From Accumulated Other Comprehensive Loss	Affected Line Item in the Consolidated Statements of Income
Unrealized gains and losses on securities
Realized losses on available for sale securities	$1,453	(Gain) loss on sales and calls of securities
Amortization of unrealized losses on held to maturity securities	1,342
Total before tax	2,795
Tax effect	(596)	Income tax provision (benefit)
Net of tax	2,199
Unrealized gains and losses on cash flow hedges
Realized gains on cash flow hedges	(291)	Short-term borrowings and repurchase agreements
Realized gains on swap termination	(1,202)	Other non-interest income
Total before tax	(1,493)
Tax effect	313	Income tax provision (benefit)
Net of tax	(1,180)
Total reclassifications for the period, net of tax	$1,019

The following table shows significant amounts reclassified out of each component of accumulated other comprehensive loss for the year ending December 31, 2021:

(Dollars in thousands)
Details About Accumulated Other Comprehensive Loss Components	Amount Reclassified From Accumulated Other Comprehensive Loss	Affected Line Item in the Consolidated Statements of Income
Unrealized gains and losses on securities
Realized gains on available for sale securities	$(21)	(Gain) loss on sales and calls of securities
Total before tax	(21)
Tax effect	4	Income tax provision (benefit)
Net of tax	(17)
Unrealized gains and losses on cash flow hedges
Realized losses on cash flow hedges	60	Short-term borrowings and repurchase agreements
Total before tax	60
Tax effect	(13)	Income tax provision (benefit)
Net of tax	47
Total reclassifications for the period, net of tax	$30

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

Debt Securities

For debt securities where quoted prices are not available, fair values are calculated based on market prices of similar securities and are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurement from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the debt securities’ terms and conditions, among other things. For debt securities where quoted prices or market prices of similar securities are not available, fair values are calculated using other market indicators and are reported at fair value utilizing Level 3 inputs.

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

The following tables summarize financial assets and financial liabilities measured at fair value as of December 31, 2022 and December 31, 2021, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	(Level 1)	(Level 2)	(Level 3)
	Quoted Prices in	Significant	Significant
(Dollars in thousands)	Active Markets	Other	Other
	for Identical	Observable	Unobservable
December 31, 2022	Assets	Inputs	Inputs	Total
Assets measured at fair value on a recurring basis:
Debt securities available for sale:
Obligations of U.S. Government agencies and corporations	$—	$13,705	$—	$13,705
Obligations of state and political subdivisions	—	7,679	—	7,679
Corporate debt securities	—	8,196	7,145	15,341
Mortgage-backed securities	—	36,811	—	36,811
Total debt securities available for sale	$—	$66,391	$7,145	$73,536
Equity securities	$1,056	$—	$—	$1,056
Mortgage servicing rights	$—	$—	$92	$92
Interest rate swaps	$—	$268	$—	$268

	(Level 1)	(Level 2)	(Level 3)
	Quoted Prices in	Significant	Significant
(Dollars in thousands)	Active Markets	Other	Other
	for Identical	Observable	Unobservable
December 31, 2021	Assets	Inputs	Inputs	Total
Assets measured at fair value on a recurring basis:
Debt securities available for sale:
Obligations of U.S. Government agencies and corporations	$—	$40,526	$—	$40,526
Obligations of state and political subdivisions	—	9,220	—	9,220
Corporate debt securities	—	30,476	4,520	34,996
Mortgage-backed securities	—	250,682	—	250,682
Total debt securities available for sale	$—	$330,904	$4,520	$335,424
Equity securities	$1,124	$—	$—	$1,124
Mortgage servicing rights	$—	$—	$120	$120
Interest rate swaps	$—	$541	$—	$541

The table below presents a reconciliation of the beginning and ending balances of investment securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2022 and 2021.

	Year Ended
(Dollars in thousands)	December 31,
	2022	2021
Investment Securities:
Beginning balance	$4,520	$2,000
Total gains (loss) included in OCI	(1,375)	20
Purchases	4,000	2,500
Principal payments and other	—	—
Sales	—	—
Balance, end of period	$7,145	$4,520

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

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

	Financial Instruments
(Dollars in thousands)	December 31, 2022		December 31, 2021
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and due from banks	$10,856	$10,856	$12,928	$12,928
Interest bearing deposits with banks	143	143	598	598
Interest bearing time deposits with banks	—	—	735	735
Debt securities available for sale	73,536	73,536	336,548	336,548
Debt securities held to maturity	209,565	209,887	—	—
Restricted investment in bank stock	3,666	N/A	2,116	N/A
Loans, net of allowance for loan losses	480,485	467,667	414,795	414,984
Interest rate swaps	268	268	541	541
Accrued interest receivable	2,124	2,124	1,814	1,814

Financial liabilities:
Non-interest bearing deposits	$199,131	$199,131	$182,022	$182,022
Interest bearing deposits	512,381	508,753	526,425	528,952
Securities sold under agreements to repurchase	7,585	N/A	4,227	N/A
Short-term borrowings	48,125	48,122	—	—
Long-term debt	20,000	19,156	20,000	20,520
Other interest bearing liabilities	1,011	1,009	1,568	1,568
Accrued interest payable	333	333	252	252

Off-balance sheet financial instruments:
Commitments to extend credit	$—	$—	$—	$—
Letters of credit	—	—	—	—

The following tables present the carrying amount, fair value and placement in the fair value hierarchy of the Company’s financial instruments not previously disclosed as of December 31, 2022 and December 31, 2021. These tables exclude financial instruments for which the carrying amount approximates fair value.

			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices in	Significant	Significant
(Dollars in thousands)			Active Markets	Other	Other
	Carrying		for Identical	Observable	Unobservable
	Amount	Fair Value	Assets or Liabilities	Inputs	Inputs
December 31, 2022
Financial instruments - Assets
Debt securities held to maturity	$209,565	$209,887	$—	$209,887	$—
Loans, net of allowance for loan losses	480,485	467,667	—	—	467,667
Financial instruments - Liabilities
Interest bearing deposits	$512,381	$508,753	$—	$508,753	$—
Long-term debt	20,000	19,156	—	19,156	—
Other interest bearing liabilities	1,011	1,009	—	1,009	—

			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices in	Significant	Significant
(Dollars in thousands)			Active Markets	Other	Other
	Carrying		for Identical	Observable	Unobservable
	Amount	Fair Value	Assets or Liabilities	Inputs	Inputs
December 31, 2021
Financial instruments - Assets
Interest bearing time deposits with banks	$735	$735	$—	$735	$—
Loans, net of allowance for loan losses	414,795	414,984	—	—	414,984
Financial instruments - Liabilities
Interest bearing deposits	$526,425	$528,952	$—	$528,952	$—
Long-term debt	20,000	20,520	—	20,520	—
Other interest bearing liabilities	1,568	1,568	—	1,568	—

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

Trust Fees – include asset management and estate fees. Asset management fees are generally based on a fee schedule, based upon the market value of the assets under management, and recognized monthly when the service obligation is completed. Trust fees recognized in 2022 and 2021 were $368,000 and $372,000, respectively. Fees for estate management services are based on a specified fee schedule and generally recognized as the following performance obligations are fulfilled: (i) 25% of total estate fee recognized when all estate assets are collected and debts paid, (ii) 50% of the total fee is recognized when the inheritance tax return is filed, and (iii) remaining 25% is recognized when the first and final account is confirmed, settling the estate. Estate fees recognized during 2022 and 2021 were $104,000 and $73,000, respectively.

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

Compensation expense for stock options granted and restricted stock awarded is measured using the fair value of the award on the grant date and is recognized over the vesting period. The Company recognized $176,000 and $158,000 of expense for the years ended December 31, 2022 and 2021, respectively, for stock-based compensation.

The Plan is administered by a committee of the Board of Directors. The Committee determines, among other things, the recipients of stock compensation, the number of shares to be subject to each award, the option price, the duration of the option and the restricted period, as appropriate. A recipient of the restricted shares will forfeit those shares in their entirety if employment is terminated prior to the vesting date for reasons other than retirement, death or disability. Forfeited awards are returned to the pool of shares available for grant for future awards. The maximum number of shares of common stock that may be issued under the Plan is 300,000 shares, and 163,990 shares were available for grant as of December 31, 2022. Shares of common stock issued under the Plan may be treasury shares or authorized but unissued shares.

During 2022, a total of 10,486 restricted shares were awarded to certain officers and all directors. In 2021, a total of 8,839 shares of restricted stock were awarded to certain officers. Each award vests after three-years, with interim vesting in the case of death, disability or retirement as approved by the board of directors.

The following table presents compensation expense and related tax benefits for restricted stock awards recognized on the consolidated statement of income.

(Dollars in thousands)
	2022	2021
Compensation expense	$176	$158
Tax benefit	(37)	(33)
Net income effect	$139	$125

At December 31, 2022, there was $138,000 of unrecognized compensation cost related to all non-vested restricted stock awards. This cost is expected to be recognized through February 2025.

The following table presents a summary of non-vested restricted shares activity for 2022.

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested at January 1, 2022	22,789	$18.48
Vested	(11,475)	18.72
Forfeited	(825)	17.32
Granted	10,486	15.90
Non-vested at December 31, 2022	20,975	$17.10

No stock options were awarded in 2022. Outstanding options granted prior to 2022 have all vested and are exercisable at the grant price, which is at least the fair market value of the stock on the grant date. The Plan provides that the option price per share is not to be less than the fair market value of the stock on the day the option was granted, but in no event less than the par value of such stock. Options granted under the Plan are exercisable no earlier than one year after the date of grant and expire ten years after the date of the grant. All options previously granted under the Plans are scheduled to expire through February 17, 2025.

Total options outstanding as of December 31, 2022 have exercise prices between $17.65 and $18.00, with a weighted average exercise price of $17.74 and a weighted average remaining contractual life of 1.40 years.

As of December 31, 2022, there was no unrecognized compensation cost related to options granted under the Plan.

No options were exercised under the Plans for the years ended December 31, 2022 and 2021.

A summary of the status of the outstanding stock options as of December 31, 2022 and 2021, and changes during the years ending on those dates is presented below:

	2022		2021
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	71,947	$17.78	81,547	$17.78
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	(11,600)	18.00	(9,600)	17.75
Outstanding at end of year	60,347	$17.74	71,947	$17.78

Options exercisable at year-end	60,347		71,947
Weighted-average fair value of options granted during the year		$—		$—
Intrinsic value of options exercised during the year		$—		$—
Intrinsic value of options cancelled during the year		$—
Intrinsic value of options outstanding and exercisable at December 31, 2022		$—

Defined Contribution Plan (“401(k) Plan”)

The Company has a 401(k) Plan under which employees, through payroll deductions, are able to defer portions of their compensation. The Company makes an annual non-elective fully vested contribution equal to 3% of compensation to each eligible participant. For the year ended December 31, 2022, the contribution amount totaled $258,000, which was credited to employee’s accounts by January 31, 2022. This liability at December 31, 2021 totaled $252,000 and was credited to employee accounts by January 31, 2021. Expense incurred under this plan was $259,000 and $250,000 in 2022 and 2021, respectively. The 401(k) Plan also includes an employer matching contribution for employees that elect to defer compensation into this program. The matching contribution in 2022 and 2021 was $226,000 and $222,000, respectively.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan under which employees, through payroll deductions, are able to purchase shares of Company stock annually. The option price of the stock purchases is between 95% and 100% of the fair market value of the stock on the offering termination date as determined annually by the Board of Directors. The maximum number of shares which employees may purchase under the Plan is 250,000; however, the annual issuance of shares may not exceed 5,000 shares plus any unissued shares from prior offerings. There were 5,026 shares issued in 2022 and 4,944 shares issued in 2021 under this plan. As of December 31, 2022, there were 156,650 shares reserved for issuance under the Employee Stock Purchase Plan.

Supplemental Retirement Plans

The Company has non-qualified supplemental retirement plans for directors and key employees. At December 31, 2022 and 2021, the present value of the future liability associated with these plans was $100,000 and $112,000, respectively. For the years ended December 31, 2022 and 2021, $15,000 and $11,000, respectively, was recorded as expense in connection with these plans. The Company offsets the cost of these plans through the purchase of bank-owned life insurance and annuities. See Note 7.

Deferred Compensation Plans

The Company has entered into deferred compensation agreements with certain directors to provide each director with an additional retirement benefit, or to provide their beneficiary with a benefit, in the event of pre-retirement death. At December 31, 2022 and 2021, the present value of the future liability was $1.0 million and $1.6 million, respectively. The decline between periods was the result of the pre-retirement death of a current director in 2022. For the years ended December 31, 2022 and 2021, $26,000 and $13,000, respectively, was recorded as expense in connection with these plans. Separate accounts are maintained for each participating director with interest credited on a quarterly basis at the then current rate offered on long-term certificates of deposit. The Company offsets the cost of these plans through the purchase of bank-owned life insurance. See Note 7.

Salary Continuation Plans

The Company has non-qualified salary continuation plans for key employees. At December 31, 2022 and 2021, the present value of the future liability was $1.1 million and $1.2 million, respectively. For the years ended December 31, 2022 and 2021, $89,000 and $85,000, respectively, was recorded as expense in connection with these plans. The Company offsets the cost of these plans through the purchase of bank-owned life insurance. See Note 7.

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

A summary of the Company’s financial instrument commitments is as follows:

(Dollars in thousands)	December 31,
	2022	2021
Commitments to grant loans	$103,848	$94,349
Unfunded commitments under lines of credit	12,203	12,714
Outstanding letters of credit	2,609	5,724

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

Outstanding letters of credit are instruments issued by the Bank that guarantee payment to the beneficiary by the Bank in the event of default by the Bank’s customer in the non-performance of an obligation or service. Most letters of credit are extended for one year periods. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds collateral supporting those commitments for which collateral is deemed necessary. The amount of the liability as of December 31, 2022 and 2021 for guarantees under letters of credit issued is not material.

The maximum undiscounted exposure related to these guarantees on December 31, 2022 was $2.6 million, and the approximate value of underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $31.2 million.

21. RELATED-PARTY TRANSACTIONS

The Bank has granted loans to certain of its executive officers, directors and their related interests. The aggregate dollar amount of these loans was $4.9 million and $4.7 million at December 31, 2022 and 2021, respectively. During 2022, $1.0 million in new loans and advances were added, while repayments totaled $281,000. Additionally, loans totaling $492,000 were no longer considered related party loans as of December 31, 2022 due to the death of a current director in 2022. None of these loans were past due, in non-accrual status or restructured on December 31, 2022 or 2021.

Deposits and other funds from related parties held by Juniata amounted to $1.3 million and $2.5 million at December 31, 2022 and 2021, respectively.

22. DERIVATIVES

The Company uses interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position. The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements.

As of December 31, 2022, an interest rate swap with a notional amount of $20.0 million was designated as a cash flow hedge of a short-term FHLB advance. As of December 31, 2021, interest rate swaps with a notional amount totaling $40.0 million, were designated as cash flow hedges, of which $20.0 million were hedges of brokered deposits, and the other $20.0 million were hedges of  certain forecasted FHLB long-term advances. Based on updated funding need projections, including the proceeds from the sale of investment securities and continued core deposit growth, Juniata unwound two forward starting swaps at a gain of $1.2 million in June 2022. The amounts previously recognized in accumulated other comprehensive income were reclassified to other non-interest income because it became probable that the forecasted hedged transactions would not occur. Also in 2022, an interest rate swap with a notional amount totaling $20.0 million was de-designated as a cash flow hedge on brokered deposits and designated instead, as a cash flow hedge on a short-term FHLB advance.

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

The Company presents derivative positions gross on the balance sheet. The following table reflects the derivatives recorded on the Consolidated Statements of Condition as of December 31, 2022 and 2021.

(Dollars in thousands)	December 31, 2022		December 31, 2021
		Fair		Fair
		Value		Value
	Notional	Asset	Notional	Asset
Derivatives designated as hedges:	Amount	(Liability)	Amount	(Liability)
Interest rate swap - pay fixed / receive floating on 3-month brokered deposit	$—	$—	$20,000	$52
Interest rate swap - pay fixed / receive floating on 3-month FHLB advance	20,000	268	—	—
Interest rate swaps - forward-starting on long-term FHLB advances	—	—	20,000	489

The effect of cash flow hedge accounting, before income taxes, on accumulated other comprehensive income for the period ended December 31, 2022 is as follows:

(Dollars in thousands)	December 31, 2022
	Amount of Gain	Location of (Gain)	Amount of (Gain)
	(Loss) Recognized in	Loss Reclassified	Loss Reclassified
	OCI on Derivatives	from OCI into Income	from OCI into Income
Interest rate contract	$18	Interest expense on short-term borrowings and repurchase agreements	$(291)
Swap termination gain	1,202	Other non-interest income	(1,202)
Total	$1,220		$(1,493)

(Dollars in thousands)	December 31, 2021
	Amount of Gain	Location of (Gain)	Amount of (Gain)
	(Loss) Recognized in	Loss Reclassified	Loss Reclassified
	OCI on Derivatives	from OCI into Income	from OCI into Income
Interest rate contracts	$538	Interest expense on short-term borrowings and repurchase agreements	$60
Total	$538		$60

The effect of cash flow hedge accounting on the Consolidated Statements of Income for the years ended December 31, 2022 and 2021 were as follows:

Location and Amount of Gain or Loss Recognized in Income on Fair Value and Cash Flow Hedging Relationships

	Income (Expense)
	Year Ended
(Dollars in thousands)	December 31,
	2022	2021
Effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships:
Amount reclassified from AOCI into income	$291	$(60)
Amount reclassified from AOCI into income for swap termination	1,202	—
Total	$1,493	$(60)

23. COMMITMENTS AND CONTINGENT LIABILITIES

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

24. SUBSEQUENT EVENT

In January 2023, the Board of Directors declared a dividend of $0.22 per share to shareholders of record on February 14, 2023, payable on March 1, 2023.

25. JUNIATA VALLEY FINANCIAL CORP. (PARENT COMPANY ONLY) FINANCIAL INFORMATION

CONDENSED BALANCE SHEETS

(Dollars in thousands)

	December 31,
	2022	2021
ASSETS
Cash and cash equivalents	$59	$85
Investment in bank subsidiary	35,961	70,265
Equity securities	872	914
Other assets	85	38
TOTAL ASSETS	$36,977	$71,302

LIABILITIES
Accounts payable and other liabilities	$28	$12

STOCKHOLDERS’ EQUITY	36,949	71,290
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$36,977	$71,302

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE LOSS

(Dollars in thousands)

	Years Ended December 31,
	2022	2021
INCOME
Interest and dividends on investment securities available for sale	$43	$43
Dividends from bank subsidiary	4,401	5,074
Change in value of equity securities	(42)	97
TOTAL INCOME	4,402	5,214
EXPENSE
Other non-interest expense	138	184
TOTAL EXPENSE	138	184
INCOME BEFORE INCOME TAXES AND EQUITY
IN UNDISTRIBUTED NET INCOME OF SUBSIDIARY	4,264	5,030
Income tax benefit	(34)	(25)
	4,298	5,055
Undistributed net income of subsidiary	4,022	1,549
NET INCOME	8,320	6,604
OTHER COMPREHENSIVE LOSS	(38,502)	(6,883)
TOTAL COMPREHENSIVE LOSS	$(30,182)	$(279)

CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended December 31,
	2022	2021
Cash flows from operating activities:
Net income	$8,320	$6,604
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed net income of subsidiary	(4,022)	(1,549)
Change in value of equity securities	42	(97)
(Increase) decrease in other assets	(47)	39
Increase in other liabilities	16	11
Net cash provided by operating activities	4,309	5,008

Cash flows from investing activities:
Proceeds from the maturity of available for sale investment securities	—	118
Net cash provided by investing activities	—	118

Cash flows from financing activities:
Cash dividends	(4,401)	(4,402)
Purchase of treasury stock	(3)	(861)
Treasury stock issued for stock plans	69	77
Net cash used in financing activities	(4,335)	(5,186)
Net decrease in cash and cash equivalents	(26)	(60)
Cash and cash equivalents at beginning of year	85	145
Cash and cash equivalents at end of year	$59	$85

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company’s management, with the participation of its CEO and CFO, conducted an evaluation, as of December 31, 2022, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based on this evaluation, the Company’s CEO and CFO concluded that, as of the end of the period covered by this annual report, the Company’s disclosure controls and procedures were effective in reaching a reasonable level of assurance that management is timely alerted to material events relating to the company during the period when the Company’s periodic reports are being prepared.

Conclusion Regarding Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a – 15(f) promulgated under the Exchange Act. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under the framework in Internal Control-Integrated Framework (2013), the Company’s management concluded that internal control over financial reporting was effective as of December 31, 2022.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on our assessment, management concluded that as of December 31, 2022, the Company’s internal control over financial reporting was effective and met the criteria of the Internal Control-Integrated Framework (2013).

The independent registered public accounting firm that audited the consolidated financial statements included in the annual report has not issued an attestation report on the Company’s internal control over financial reporting.

/s/ Marcie A. Barber
Marcie A. Barber, President and Chief Executive Officer

/s/ Michael W. Wolf
Michael W. Wolf, Chief Financial Officer

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference herein is information appearing in the Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2023 (the “Proxy Statement”) under the captions “Management – Proposal 1 Election of Directors”, “Management – Executive Officers of the Company”, “Corporate Governance and Board Matters – Audit Committee – Members, Number of Meetings, Function, Charter and Audit Committee Financial Expert” and “Delinquent Section 16(a) Reports”. The Company has adopted a Code of Ethics that is applicable to the Company’s Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer and other designated senior officers, which can be found in the Investor Information – Governance Documents section of the Company’s website at www.JVBonline.com.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference herein is the information contained in the Proxy Statement under the captions “Director’s Compensation”, “Corporate Governance And Board Matters – Personnel and Compensation Committee” and “Corporate Governance And Board Matters – Personnel and Compensation Committee Interlocks and Insider Participation”.

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

Equity Compensation Plan Information
	Number of securities to be		Number of securities remaining
	issued upon exercise of		available for future issuance
	outstanding options, warrants	Weighted average exercise	under equity compensation
	and rights	price of outstanding options,	plans (excluding securities
Plan Category	(a)	warrants and rights	reflected in column a)
Equity compensation plans approved by security holders	60,347	$17.74	163,990
Equity compensation plans not approved by security holders	—	—
Total	60,347	$17.74	163,990

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Incorporated by reference herein is the information contained in the Proxy Statement under the caption “Corporate Governance And Board Matters – Related Party Transactions” and “Management – Directors of the Company – Director Qualifications”.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference herein is information contained in the Proxy Statement under the caption “Other Matters – Independent Registered Public Accounting Firm”.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)     The following consolidated financial statements of the Company are filed as part of this Form 10-K:

(i)	Reports of Independent Registered Public Accounting Firm
(ii)	Consolidated Statements of Financial Condition as of December 31, 2022 and December 31, 2021
(iii)	Consolidated Statements of Income for the fiscal years ended December 31, 2022 and December 31, 2021
(iv)	Consolidated Statements of Comprehensive Income for the fiscal years ended December 31, 2022 and December 31, 2021
(v)	Consolidated Statements of Stockholders’ Equity for the fiscal years ended December 31, 2022 and December 31, 2021
(vi)	Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2022 and December 31, 2021
(vii)	Notes to Consolidated Financial Statements

(a)(2) Financial Statements Schedules. All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and have therefore been omitted.

(a)(3) Exhibits.

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3(i) to the Company’s Form 8-K Current Report filed with the SEC on November 12, 2015)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3(ii) to the Company’s Current Report on Form 8-K filed with the SEC on February 17, 2022)

4.1	Description of Registrant’s Securities (incorporated by reference to the Company’s Form 8-A filed with the SEC on September 13, 2011)

10.1	Form of 1999 Directors Deferred Compensation Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2009)*

10.2	Form of Amendments to the 1999 Directors Deferred Compensation Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2011)*

10.3	Form of Director Supplemental Life Insurance/ Split Dollar Plan (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2009)*

10.4	Employee Annual Incentive Plan, (filed herewith)*■

10.5	Change of Control Severance Agreement with Michael W. Wolf (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 26, 2022).*

10.6	Salary Continuation Agreement with Marcie A. Barber (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2008)*

10.7	Change of Control Severance Agreement with Marcie A. Barber (incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K filed with the SEC on May 27, 2008)*

10.8	Long Term Incentive Plan of Juniata Valley Financial Corp. (incorporated by reference to Exhibit 10.1 to the Company’s 2016 proxy statement filed with the SEC on April 8, 2016)*

21.1	Subsidiaries of Juniata Valley Financial Corp.

23.1	Consent of Crowe LLP

31.1	Rule 13(a)-14 Certification of Marcie A. Barber

31.2	Rule 13(a)-14 Certification of Michael W. Wolf

32.1	Section 1350 Certification of Marcie A. Barber

32.2	Section 1350 Certification of Michael W. Wolf

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

Date: March 16, 2023

/s/ Marcie A. Barber
By: Marcie A. Barber
Director, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Timothy I. Havice	March 16, 2023
Timothy I. Havice
Chairman

/s/ Martin L. Dreibelbis	March 16, 2023
Martin L. Dreibelbis
Vice Chairman

/s/ Marcie A. Barber	March 16, 2023
Marcie A. Barber
Director and Chief Executive Officer (Principal Executive Officer)

/s/ Michael A. Buffington	March 16, 2023
Michael A. Buffington
Director

/s/ Gary E. Kelsey	March 16, 2023
Gary E. Kelsey
Director

/s/ Richard M. Scanlon	March 16, 2023
Richard M. Scanlon, DMD
Director

/s/ Joseph B. Scarnati, III	March 16, 2023
Joseph B. Scarnati, III
Director

/s/ Steven C. Sliver	March 16, 2023
Steven C. Sliver
Director

/s/ Bradley J. Wagner	March 16, 2023
Bradley J. Wagner
Director

/s/ Michael W. Wolf	March 16, 2023
Michael W. Wolf
Chief Financial Officer (Principal Accounting and Financial Officer)

JUNIATA VALLEY FINANCIAL CORP.

CORPORATE OFFICERS

Timothy I. Havice	Chairman
Martin L. Dreibelbis	Vice Chairman
Marcie A. Barber	President and Chief Executive Officer
Michael W. Wolf	Executive Vice President, Secretary, Treasurer and Chief Financial Officer

JUNIATA VALLEY FINANCIAL CORP. AND THE JUNIATA VALLEY BANK

BOARD OF DIRECTORS

Marcie A. Barber	Richard M. Scanlon, DMD
President and Chief Executive Officer	Retired, Dentist and Dental Consultant to Central
PA Institute of Science and Technology
Michael A. Buffington
Founder and President, Buffington Property	Joseph B. Scarnati, III
Management, LLC and One-Stop	Consultant, Allegheny Strategy Partners
Communications	Owner, The Dan Smith Candy Company

Martin L. Dreibelbis, Vice Chairman	Steven C. Sliver
Retired, Petroleum Consultant	Retired, President & CEO Mutual Benefit Group

Timothy I. Havice, Chairman	Bradley J. Wagner
Owner, T.I. Havice, Developer	Chief Operating Officer and Senior Vice President
of Manufacturing, The Wenger Group, LLC
Gary E. Kelsey
Retired, Potter County, PA, Register of Wills
and Recorder of Deeds

THE JUNIATA VALLEY BANK

BUSINESS DEVELOPMENT BOARD MEMBERS

Keith A. Altiery

Mark S. Elsesser

Jeffrey C. Moyer

Craig M. Rupert

Richard A. Smeltz

Corey P. Wray