Form 10-Q
period 2023-03-31
JUNIATA VALLEY FINANCIAL CORP
filed 2023-05-12
CIK 714712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended March 31, 2023

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

☒ Yes        ☐ No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes        ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 12, 2023
Common Stock ($1.00 par value)	5,013,899 shares

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Financial Condition

(Dollars in thousands, except share data)	March 31, 2023	December 31, 2022
ASSETS
Cash and due from banks	$11,681	$10,856
Interest bearing deposits with banks	222	143
Cash and cash equivalents	11,903	10,999
Equity securities	1,033	1,056
Debt securities available for sale	72,485	73,536
Debt securities held to maturity (fair value $209,376 and $209,887, respectively)	207,637	209,565
Restricted investment in bank stock	3,318	3,666
Total loans	488,497	484,512
Less: Allowance for credit losses	(5,374)	(4,027)
Total loans, net of allowance for credit losses	483,123	480,485
Premises and equipment, net	8,092	8,190
Bank owned life insurance and annuities	15,259	15,197
Investment in low income housing partnerships	1,395	1,507
Core deposit and other intangible assets	110	121
Goodwill	9,047	9,047
Mortgage servicing rights	90	92
Deferred tax asset	12,122	11,838
Accrued interest receivable and other assets	6,023	5,576
Total assets	$831,637	$830,875
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$200,044	$199,131
Interest bearing	524,214	512,381
Total deposits	724,258	711,512
Short-term borrowings and repurchase agreements	42,822	55,710
Long-term debt	20,000	20,000
Other interest bearing liabilities	986	1,011
Accrued interest payable and other liabilities	6,042	5,693
Total liabilities	794,108	793,926
Commitments and contingent liabilities
Stockholders’ Equity:
Preferred stock, no par value: Authorized - 500,000 shares, none issued	—	—
Common stock, par value $1.00 per share: Authorized 20,000,000 shares; Issued - 5,151,279 shares at March 31, 2023 and December 31, 2022; Outstanding - 5,013,899 shares at March 31, 2023 and 5,003,059 shares at December 31, 2022	5,151	5,151
Surplus	24,823	24,986
Retained earnings	50,995	51,217
Accumulated other comprehensive loss	(41,088)	(41,867)
Cost of common stock in Treasury: 137,380 shares at March 31, 2023; 148,220 shares at December 31, 2022	(2,352)	(2,538)
Total stockholders’ equity	37,529	36,949
Total liabilities and stockholders’ equity	$831,637	$830,875

See Notes to Consolidated Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Income (Unaudited)

	Three Months Ended
(Dollars in thousands, except share data)	March 31,
	2023	2022
Interest and dividend income:
Loans, including fees	$6,120	$5,108
Taxable securities	1,580	1,377
Tax-exempt securities	36	40
Other interest income	16	7
Total interest income	7,752	6,532
Interest expense:
Deposits	1,443	462
Short-term borrowings and repurchase agreements	415	13
Long-term debt	116	116
Other interest bearing liabilities	10	1
Total interest expense	1,984	592
Net interest income	5,768	5,940
Provision for credit losses	243	28
Net interest income after provision for credit losses	5,525	5,912
Non-interest income:
Customer service fees	323	357
Debit card fee income	417	410
Earnings on bank-owned life insurance and annuities	55	52
Trust fees	132	155
Commissions from sales of non-deposit products	95	104
Fees derived from loan activity	93	130
Mortgage banking income	13	7
Change in value of equity securities	(22)	(23)
Other non-interest income	107	84
Total non-interest income	1,213	1,276
Non-interest expense:
Employee compensation expense	2,035	2,022
Employee benefits	735	701
Occupancy	304	331
Equipment	165	175
Data processing expense	597	579
Professional fees	195	176
Taxes, other than income	109	131
FDIC Insurance premiums	71	92
Gain on other real estate owned	—	(7)
Amortization of intangible assets	11	13
Amortization of investment in low-income housing partnerships	112	200
Other non-interest expense	424	451
Total non-interest expense	4,758	4,864
Income before income taxes	1,980	2,324
Income tax provision	247	209
Net income	$1,733	$2,115
Earnings per share
Basic	$0.35	$0.42
Diluted	$0.35	$0.42

See Notes to Consolidated Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(Dollars in thousands)	Three Months Ended March 31,
	2023			2022
	Pre-Tax	Tax	Net-of-Tax	Pre-Tax	Tax	Net-of-Tax
	Amount	Effect	Amount	Amount	Effect	Amount
Net income	$1,980	$(247)	$1,733	$2,324	$(209)	$2,115
Other comprehensive income (loss):
Securities
Available for sale securities
Unrealized holding gain (loss) arising during the period	36	(7)	29	(20,431)	4,291	(16,140)
Held to maturity securities
Amortization of unrealized holding loss on held to maturity securities (2) (3)	1,173	(255)	918	—	—	—
Cash Flow Hedge
Unrealized gain on cash flow hedge	1	—	1	654	(137)	517
Reclassification adjustment for (gains) losses included in net income (1) (2)	(214)	45	(169)	11	(2)	9
Other comprehensive income (loss)	996	(217)	779	(19,766)	4,152	(15,614)
Total comprehensive income (loss)	$2,976	$(464)	$2,512	$(17,442)	$3,943	$(13,499)

(1)	Amounts are included in interest expense on short-term borrowings and repurchase agreements and in other non-interest income on the Consolidated Statements of Income.
(2)	Income tax amounts are included in the provision for income taxes on the Consolidated Statements of Income.
(3)	Amounts included in interest income on the Consolidated Statements of Income.

See Notes to Consolidated Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Stockholders’ Equity (Unaudited)

	Three months ended March 31, 2023
					Accumulated
(Dollars in thousands, except share data)	Number				Other		Total
	of Shares	Common		Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Surplus	Earnings	Income (Loss)	Stock	Equity
Balance, January 1, 2023	5,003,059	$5,151	$24,986	$51,217	$(41,867)	$(2,538)	$36,949
Cumulative change in accounting principle (Note 2)				(854)			(854)
Net income				1,733			1,733
Other comprehensive income					779		779
Cash dividends at $0.22 per share				(1,101)			(1,101)
Stock-based compensation			32				32
Purchase of treasury stock	(569)					(9)	(9)
Treasury stock issued for stock plans	11,409		(195)			195	—
Balance, March 31, 2023	5,013,899	$5,151	$24,823	$50,995	$(41,088)	$(2,352)	$37,529

	Three months ended March 31, 2022
					Accumulated
(Dollars in thousands, except share data)	Number				Other		Total
	of Shares	Common		Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Surplus	Earnings	Loss	Stock	Equity
Balance, January 1, 2022	4,988,542	$5,151	$25,008	$47,298	$(3,365)	$(2,802)	$71,290
Net income				2,115			2,115
Other comprehensive loss					(15,614)		(15,614)
Cash dividends at $0.22 per share				(1,100)			(1,100)
Stock-based compensation			37				37
Purchase of treasury stock	(170)					(3)	(3)
Treasury stock issued for stock plans	10,486		(181)			181	—
Balance, March 31, 2022	4,998,858	$5,151	$24,864	$48,313	$(18,979)	$(2,624)	$56,725

See Notes to Consolidated Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)	Three Months Ended March 31,
	2023	2022
Operating activities:
Net income	$1,733	$2,115
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	243	28
Depreciation	145	160
Net amortization of securities premiums	34	157
Net amortization of loan origination (costs) fees	(30)	237
Deferred net loan origination costs	(111)	(144)
Amortization of intangibles	11	13
Amortization of investment in low income housing partnerships	112	200
Net amortization of purchase fair value adjustments	(5)	(30)
Change in value of equity securities	22	23
Net gain on other real estate owned	—	(7)
Earnings on bank owned life insurance and annuities	(55)	(52)
Deferred income tax expense (benefit)	250	(8)
Stock-based compensation expense	32	37
Proceeds from mortgage loans sold to others	15	16
Mortgage banking income	(13)	(7)
Increase in accrued interest receivable and other assets	(1,154)	(1,008)
Increase (decrease) in accrued interest payable and other liabilities	324	(1,027)
Net cash provided by operating activities	1,553	703
Investing activities:
Purchases of:
Securities available for sale	—	(27,283)
Premises and equipment	(47)	(145)
Bank owned life insurance and annuities	(7)	(7)
Proceeds from:
Maturities of and principal repayments on securities available for sale	1,054	11,076
Maturities of and principal repayments on securities held to maturity	3,101	—
Redemption of FHLB stock	348	290
Sale of other real estate owned	—	94
Net decrease in interest bearing time deposits with banks	—	245
Net (increase) decrease in loans	(3,846)	5,705
Net cash provided by (used in) investing activities	603	(10,025)
Financing activities:
Net increase in deposits	12,746	12,422
Net (decrease) increase in short-term borrowings and securities sold under agreements to repurchase	(12,888)	526
Cash dividends	(1,101)	(1,100)
Purchase of treasury stock	(9)	(3)
Net cash provided by financing activities	(1,252)	11,845
Net increase in cash and cash equivalents	904	2,523
Cash and cash equivalents at beginning of year	10,999	13,526
Cash and cash equivalents at end of period	$11,903	$16,049
Supplemental information:
Interest paid	$1,691	$636
Income tax paid	215	50

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete consolidated financial statements. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results may differ from those estimates, and such differences could be material to the financial statements. Estimates that are particularly susceptible to material change include the determination of the allowance for credit losses, and possible impairment of goodwill and other intangible assets.

In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three month period ended March 31, 2023 are not necessarily indicative of the results that can be expected for the year ending December 31, 2023. For further information, refer to the consolidated financial statements and notes thereto included in Juniata Valley Financial Corp.’s Annual Report on Form 10-K (“Annual Report”) for the year ended December 31, 2022.

The Company has evaluated events and transactions occurring subsequent to the consolidated statement of financial condition date of March 31, 2023 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

2. RECENT ACCOUNTING STANDARDS UPDATES

Adoption of New Accounting Standards:

ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

On, January 1, 2023, the Company adopted ASC 326, as amended, which replaces the incurred loss methodology with an expected loss methodology referred to as the current expected credit loss (“CECL”) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including  held to maturity debt securities and loan receivables (see Notes 5 and 6, respectively). It also applies to certain off-balance sheet (“OBS”) credit exposures such as unfunded commitments. In addition, ASC 326 made changes to the accounting for available for sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available for sale debt securities that management does not intend to sell or does not believe that it is more likely than not they will be required to be sold.

The Company adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost and OBS credit exposures. Results for reporting periods beginning after January 1, 2023 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. The Company recorded a net decrease to retained earnings of $854,000 as of January 1, 2023 for the cumulative effect of adopting ASC 326. At adoption of ASC 326, management did not record an allowance for credit losses for the held to maturity or the available for sale debt securities portfolio.

The Company adopted ASC 326 using the prospective transition approach for financial assets purchased with credit deterioration (“PCD”) that were previously classified as purchased credit impaired (“PCI”) and accounted for under ASC 310-30. In accordance with the standard, management did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption. On January 1, 2023, the amortized cost basis of the PCD assets were adjusted to reflect the addition of $354,000 to the allowance for credit losses.

The following table illustrates the impact of ASC 326.

	January 1, 2023
	As Reported		Impact of
(Dollars in thousands)	Under	Pre-ASC 326	ASC 326
	ASC 326	Adoption	Adoption
Assets:
Loans
Commercial, financial and agricultural	$634	$297	$337
Real estate - commercial	2,420	1,110	1,310
Real estate - construction:
1-4 family residential construction	183	69	114
Other construction loans	670	1,077	(407)
Real estate - mortgage	1,136	1,385	(249)
Obligations of states and political subdivisions	45	54	(9)
Personal	50	35	15
Allowance for credit losses on loans	$5,138	$4,027	$1,111
Liabilities:
Allowance for credit losses on OBS credit exposures	$448	$8	$440

ASU 2022-02, Financial Instruments – Credit Losses (Topic 326); Troubled Debt Restructurings and Vintage Disclosures

On, January 1, 2023, the Company also adopted ASU 2022-02, which eliminates the troubled debt restructuring (“TDR”) accounting model for creditors that have adopted ASC 326. Due to the removal of the TDR accounting model, all loan modifications will now be accounted for under the general loan modification guidance in Subtopic 310-20. In addition, on a prospective basis, the Company will be subject to new disclosure requirements covering modifications of receivables to borrowers experiencing financial difficulty. Vintage disclosure requirements are also required to prospectively disclose current period gross write-off information by vintage (see Note 6).

3. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Components of accumulated other comprehensive income (loss), net of tax, consisted of the following:

(Dollars in thousands)
March 31, 2023	Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Securities	Total
Beginning balance, December 31, 2022	$211	$(42,078)	$(41,867)
Current period other comprehensive income (loss):
Other comprehensive income before reclassification	1	29	30
Amounts reclassified from accumulated other comprehensive income (loss)	(169)	918	749
Net current period other comprehensive income (loss)	(168)	947	779
Ending balance, March 31, 2023	$43	$(41,131)	$(41,088)

(Dollars in thousands)
March 31, 2022	Gains on Cash Flow Hedges	Unrealized Losses on Securities	Total
Beginning balance, December 31, 2021	$427	$(3,792)	$(3,365)
Current period other comprehensive income (loss):
Other comprehensive income (loss) before reclassification	517	(16,140)	(15,623)
Amounts reclassified from accumulated other comprehensive income	9	—	9
Net current period other comprehensive income (loss)	526	(16,140)	(15,614)
Ending balance, March 31, 2022	$953	$(19,932)	$(18,979)

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

The following tables set forth the computation of basic and diluted earnings per share:

(Amounts in thousands, except earnings per share data)	Three months ended March 31,
	2023	2022
Net income	$1,733	$2,115
Weighted-average common shares outstanding	5,008	4,993
Basic earnings per share	0.35	0.42

Weighted-average common shares outstanding	$5,008	$4,993
Common stock equivalents due to effect of stock options	10	11
Total weighted-average common shares and equivalents	$5,018	$5,004
Diluted earnings per share	$0.35	$0.42
Anti-dilutive stock options outstanding	7	5

5. SECURITIES

Equity Securities

Equity securities owned by the Company consist of common stock of various financial services providers. ASC Topic 321, Investments – Equity Securities requires all equity securities within its scope to be measured at fair value with changes in fair value recognized in net income. As of March 31, 2023, the Company had $1.0 million in equity securities recorded at fair value and $1.1 million in equity securities were recorded at fair value at December 31, 2022. The Company recorded net losses of $22,000 and $23,000 during the three months ended March 31, 2023 and 2022, respectively, due to changes in the fair value of the Company’s portfolio of equity securities during the applicable periods.

Debt Securities

Debt securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Debt securities not classified as held to maturity or trading are classified as available for sale. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax.

The Company reassessed classification of certain investments and, effective October 1, 2022, transferred $28.4 million of obligations of U.S. Government sponsored enterprises and $183.9 million in mortgage-backed securities from the available for sale to held to maturity security classification. The transfer occurred at fair value. The combined related unrealized loss of $46.8 million, included in other comprehensive income, remained in other comprehensive income to be amortized out of other comprehensive income with an offsetting entry to interest income as a yield adjustment through earnings over the remaining term of the securities. No gain or loss was recorded at the time of transfer.

The Company’s debt securities portfolio includes primarily bonds issued by U.S. Government sponsored enterprises (approximately 15% of the investment portfolio), mortgage-backed securities issued by Government-sponsored entities and backed by residential mortgages (approximately 77%), corporate debt securities (approximately 5%) and municipal bonds (approximately 3%) as of March 31, 2023. Most of the municipal bonds are general obligation bonds with maturities or pre-refunding dates within 5 years.

At each of March 31, 2023 and December 31, 2022, the Company had holdings of securities from two issuers in excess of 10% of stockholders’ equity, other than the U.S. Government and its agencies. Holdings in Federal Farm Credit Bank and Pennsylvania Housing Finance securities had fair values of $11.2 million and $6.2 million, respectively, as of March 31, 2023, and $10.9 million and $6.1 million, respectively, as of December 31, 2022.

The amortized cost and fair value of debt securities as of March 31, 2023 and December 31, 2022, by contractual maturity, are shown in the tables below. Expected maturities may differ from contractual maturities because the securities may be called or prepaid, with or without prepayment penalties. Securities not due at a single maturity date are shown separately.

(Dollars in thousands)	March 31, 2023
			Gross	Gross
	Amortized	Fair	Unrealized	Unrealized
Debt Securities Available for Sale	Cost	Value	Gains	Losses
Obligations of U.S. Government sponsored enterprises
After one year but within five years	$15,500	$13,927	$—	$(1,573)
	15,500	13,927	—	(1,573)
Obligations of state and political subdivisions
Within one year	1,212	1,207	—	(5)
After one year but within five years	2,755	2,645	—	(110)
After five years but within ten years	4,610	3,901	—	(709)
	8,577	7,753	—	(824)
Corporate debt securities
After one year but within five years	4,657	4,166	—	(491)
After five years but within ten years	13,000	10,282	—	(2,718)
	17,657	14,448	—	(3,209)
Mortgage-backed securities	38,514	36,357	—	(2,157)
Total	$80,248	$72,485	$—	$(7,763)

(Dollars in thousands)	March 31, 2023
			Gross	Gross
	Amortized	Fair	Unrecognized	Unrecognized
Debt Securities Held to Maturity	Cost	Value	Gains	Losses
Obligations of U.S. Government sponsored enterprises
After one year but within five years	$13,135	$13,313	$182	$(4)
After five years but within ten years	15,691	15,846	156	(1)
	28,826	29,159	338	(5)
Mortgage-backed securities	178,811	180,217	2,944	(1,538)
Total	$207,637	$209,376	$3,282	$(1,543)

(Dollars in thousands)	December 31, 2022
			Gross	Gross
	Amortized	Fair	Unrealized	Unrealized
Debt Securities Available for Sale	Cost	Value	Gains	Losses
Obligations of U.S. Government sponsored enterprises
After one year but within five years	$15,500	$13,705	$—	$(1,795)
	15,500	13,705	—	(1,795)
Obligations of state and political subdivisions
After one year but within five years	4,076	3,924	—	(152)
After five years but within ten years	4,608	3,755	—	(853)
	8,684	7,679	—	(1,005)
Corporate debt securities
After one year but within five years	4,673	4,190	—	(483)
After five years but within ten years	13,000	11,151	—	(1,849)
	17,673	15,341	—	(2,332)
Mortgage-backed securities	39,479	36,811	—	(2,668)
Total	$81,336	$73,536	$—	$(7,800)

(Dollars in thousands)	December 31, 2022
			Gross	Gross
	Amortized	Fair	Unrecognized	Unrecognized
Debt Securities Held to Maturity	Cost	Value	Gains	Losses
Obligations of U.S. Government sponsored enterprises
After one year but within five years	$13,039	$13,067	$28	$—
After five years but within ten years	15,561	15,605	56	(12)
	28,600	28,672	84	(12)
Mortgage-backed securities	180,965	181,215	1,682	(1,432)
Total	$209,565	$209,887	$1,766	$(1,444)

Certain obligations of the U.S. Government and state and political subdivisions, as well as mortgage-backed securities are pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law. The carrying value of the pledged assets was $121.8 million and $102.3 million on March 31, 2023 and December 31, 2022, respectively.

In addition to cash received from the scheduled maturities of investment securities, some securities available for sale are sold or called at current market values during normal operations. There were no sales or calls of available for sale investment securities resulting in realized gains or losses during the three months ended March 31, 2023 and March 31, 2022.

The following tables summarize debt securities with unrealized and unrecognized losses at March 31, 2023 and December 31, 2022, aggregated by category and length of time in a continuous unrealized loss position.

	Unrealized Losses at March 31, 2023
	Less Than 12 Months			12 Months or More			Total
(Dollars in thousands)	Number			Number			Number
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Securities available for sale
Obligations of U.S. Government sponsored enterprises	1	$2,463	$(37)	2	$11,464	$(1,536)	3	$13,927	$(1,573)
Obligations of state and political subdivisions	1	1,466	(2)	8	5,767	(822)	9	7,233	(824)
Corporate debt securities	1	3,030	(970)	8	11,418	(2,239)	9	14,448	(3,209)
Mortgage-backed securities	10	23,244	(1,061)	24	13,113	(1,096)	34	36,357	(2,157)
Total temporarily impaired securities available for sale	13	$30,203	$(2,070)	42	$41,762	$(5,693)	55	$71,965	$(7,763)
Securities held to maturity
Obligations of U.S. Government sponsored enterprises	2	$9,406	$(5)	—	$—	$—	2	$9,406	$(5)
Mortgage-backed securities	2	4,848	(56)	15	52,502	(1,482)	17	57,350	(1,538)
Total temporarily impaired securities held to maturity	4	$14,254	$(61)	15	$52,502	$(1,482)	19	$66,756	$(1,543)
Total	17	$44,457	$(2,131)	57	$94,264	$(7,175)	74	$138,721	$(9,306)

	Unrealized Losses at December 31, 2022
	Less Than 12 Months			12 Months or More			Total
(Dollars in thousands)	Number			Number			Number
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Securities available for sale
Obligations of U.S. Government sponsored enterprises	1	$2,456	$(44)	2	$11,248	$(1,751)	3	$13,704	$(1,795)
Obligations of state and political subdivisions	4	2,781	(20)	7	4,898	(985)	11	7,679	(1,005)
Corporate debt securities	5	9,831	(1,669)	4	5,510	(663)	9	15,341	(2,332)
Mortgage-backed securities	33	36,493	(2,630)	1	319	(38)	34	36,812	(2,668)
Total temporarily impaired securities available for sale	43	$51,561	$(4,363)	14	$21,975	$(3,437)	57	$73,536	$(7,800)
Securities held to maturity
Obligations of U.S. Government sponsored enterprises	1	$3,463	$(12)	—	$—	$—	1	$3,463	$(12)
Mortgage-backed securities	9	21,643	(392)	12	48,788	(1,040)	21	70,431	(1,432)
Total temporarily impaired securities held to maturity	10	$25,106	$(404)	12	$48,788	$(1,040)	22	$73,894	$(1,444)
Total	53	$76,667	$(4,767)	26	$70,763	$(4,477)	79	$147,430	$(9,244)

At March 31, 2023, five obligations of U.S. Government sponsored enterprises, nine obligations of state and political subdivisions, nine corporate debt securities, and fifty-one mortgage-backed securities had unrealized losses. Fifty-seven of these securities have been in a continuous loss position for twelve months or more. The mortgage-backed securities in the Company’s portfolio are government sponsored enterprise (“GSE”) pass-through instruments issued by the Federal

National Mortgage Association (“FNMA”) or Federal Home Loan Mortgage Corporation (“FHLMC”), which guarantees the timely payment of principal on these investments.

ASC 326 made targeted improvements to the accounting for credit losses on securities available for sale. The concept of other-than-temporarily impaired has been replaced with the allowance for credit losses. Unlike held to maturity debt securities, available for sale securities are evaluated on an individual level and pooling of securities is not allowed.

For available for sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For debt securities available for sale that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.

Changes in the allowance for credit losses are recorded as credit loss expense (or reversal). Losses are charged against the allowance when management believes the uncollectibility of an available for sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met. As of March 31, 2023, management determined that an immaterial credit loss existed because the decline in fair value of the available for sale debt securities is almost entirely attributable to changes in  interest rates and other market conditions, rather than erosion of issuer credit quality, and as a result, timely payment of contractual cash flows, including principal and interest, has continued and is not considered at risk. Included in corporate debt securities is $1.5 million par value of PacWest Bancorp (“PACW”) subordinated debt. In August 2022, Fitch Ratings downgraded PACW’s subordinated debt Viability Rating to BB+ from BBB- with a stable ratings outlook due primarily to the rapid growth-driven decrease in its common equity tier 1 capital. The Company monitors this situation and, at March 31, 2023, determined any credit loss associated with the PACW subordinated debt was immaterial (See also Note 14).

Credit Quality Indicators

All the Company’s held to maturity debt securities are issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities are either [explicitly or implicitly] guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. Therefore, the Company did not record an allowance for credit losses for these securities as of March 31, 2023.

The Company monitors the credit quality of held to maturity debt securities through the use of credit ratings. The credit ratings are sourced from nationally recognized rating agencies. All held to maturity debt securities were current in their payment of principal and interest as of March 31, 2023. The following table summarizes the amortized cost of held to maturity debt securities aggregated by credit quality indicator based on the latest information available as of March 31, 2023.

(Dollars in thousands)

March 31, 2023	AAA	Total
Securities held to maturity
Obligations of U.S. Government sponsored enterprises	$28,826	$28,826
Mortgage-backed securities	178,811	178,811
	$207,637	$207,637

6. LOANS AND RELATED ALLOWANCE FOR CREDIT LOSSES

Loans that the Company originated and has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at the outstanding unpaid principal balances, net of any deferred fees or costs and the allowance for credit losses. Interest income on all loans, other than nonaccrual loans, is accrued over the term of the loans based on the amount of principal outstanding. Unearned income is amortized to income over the life of the loans, using the interest method.

The loan portfolio includes the following classes: (1) commercial, financial and agricultural, (2) real estate - commercial, (3) real estate - construction, (4) real estate – mortgage, (5) obligations of states and political subdivisions, and (6) personal loans.

The Company originates loans in the portfolio with the intent to hold them until maturity. Should the Company no longer intend to hold loans to maturity based on asset/liability management practices, the Company transfers loans from its portfolio to held for sale at fair value. Any write-down recorded upon transfer is charged against the allowance for credit losses. Any write-downs recorded after the initial transfers are recorded as a charge to other non-interest expense. Gains or losses recognized upon sale are included in gains on sales of loans, which is a component of non-interest income.

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

Allowance for Credit Losses (“ACL”)

The Company adopted ASU 2013-13 on January 1, 2023 to calculate the ACL, which requires a projection of credit losses estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals and modifications unless either of the following applies: management has a reasonable expectation at the reporting date that a loan modification will be executed with an individual borrower, or the extension or renewal options are included in the original or modified contract at the reporting date and not unconditionally cancellable by the Company. The allowance for credit losses is a valuation account that is deducted from the loan’s amortized cost basis to present the net amount expected to be collected on the loan. The ACL is adjusted through the provision for credit losses and reduced by net charge offs of loans.

Management estimates the allowance balance using relevant available information, from internal and external sources, related to past events, current conditions and reasonable and supportable forecasts of certain macro-economic variables. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, lending personnel, delinquency trends, credit concentrations, loan review results, changes in collateral values, as well as the impact of changes in the regulatory and business environment or other relevant factors.

The Company utilizes the Discounted Cash Flow (“DCF”) method to analyze most loan segments, particularly loan segments with longer average lives and regular payment structures, as it allows for the effective incorporation of a reasonable and supportable forecast in a directionally consistent and objective manner. The DCF model has two key components, a loss driver analysis combined with a cash flow analysis. The contractual cash flow is adjusted for probability of default/loss given defaults (“PD/LGD”) and prepayment speed to establish a reserve level. The prepayment and curtailment studies are updated quarterly by a third-party for each applicable pool of loans. The Company estimates losses over a four quarter forecast period using Federal Open Market Committee (“FOMC”) estimates for real GDP and unemployment rate. Based on the final values in the forecast and the uncertainty of a post-pandemic recovery, management has elected to revert historical loss experience over four quarters. The economic factors considered as part of the ACL were selected after a rigorous regression analysis and model selection process. Additionally, the Company uses reasonable credit risk assumptions based on an annual report produced by Moody’s for the obligations of states and political subdivisions segment.

The Weighted Average Remaining Life (“WARM”) method is used to analyze the personal loan segment, which includes revolving credit plans, automobile loans and other consumer loans, because this segment contains loans with many different structures, payment streams and collateral. The WARM method uses an average annual charge-off rate applied to the contractual term, further adjusted for estimated prepayments to determine the unadjusted historical charge-off rate for the remaining balance of assets.

The allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist. The Company has identified the following portfolio segments and measures the allowance for credit losses using the following methods:

Portfolio Segments	Methodology	Loss Drivers
Commercial, financial and agricultural	DCF	National unemployment
Real estate - commercial	DCF	National unemployment & national GDP
Real estate - construction:
1-4 family residential construction	DCF	National unemployment & national GDP
Other construction loans	DCF	National unemployment & national GDP
Real estate - mortgage	DCF	National unemployment & national GDP
Obligations of states and political subdivisions	DCF	Moody's report
Personal	Remaining Life	Call report loss history

Risks associated with each portfolio segment are as follows:

Commercial, Financial and Agricultural Lending:

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

In underwriting commercial loans, the Company performs an analysis of the borrower’s character, capacity to repay the loan, the adequacy of the borrower’s capital and collateral, and conditions affecting the borrower. Evaluation of the borrower’s past, present and future cash flows is also an important aspect of the Company’s analysis.

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

Real Estate - Commercial Lending:

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

Real Estate - Construction Lending:

The Company engages in real estate - construction lending in its primary market area and surrounding areas. The Company’s real estate - construction lending consists of 1-4 family residential construction loans and other construction loans, which are construction loans for purposes other than constructing 1-4 family residential properties such as land development and commercial building construction loans.

The Company’s 1-4 family residential construction loans are loans for constructing 1-4 family residential properties, which will secure the loan. Other construction loans are generally secured with the subject property, and advances are made in conformity with a pre-determined draw schedule supported by independent inspections. Terms of construction loans depend on the specifics of the project, such as estimated absorption rates, estimated time to complete, etc.

In underwriting real estate - construction loans, the Company performs a thorough analysis of the financial condition of the borrower, the borrower’s credit history, and when applicable, the reliability and predictability of the cash flow generated by the project using feasibility studies, market data, and other resources. Most appraisals on properties securing real estate - construction loans originated by the Company are performed by independent appraisers.

Real estate - construction loans generally present a higher level of risk than certain other types of loans, particularly during slow economic conditions. The difficulty of estimating total construction costs adds to the risk as well.

Real Estate - Mortgage Lending:

The Company’s real estate - mortgage portfolio is comprised of 1-4 family residential mortgages and business loans secured by 1-4 family properties. One-to-four family residential mortgage loan originations, including home equity installment and home equity lines of credit loans, are generated by the Company’s marketing efforts, its present customers, walk-in customers and referrals. These loans originate primarily within the Company’s market area or with customers primarily from the market area.

The Company offers fixed-rate and adjustable rate real estate - mortgage loans with a term up to a maximum of 25-years for both permanent structures and those under construction. The Company’s 1-4 family residential mortgage originations are secured primarily by properties located in its primary market area and surrounding areas. Most of the Company’s residential real estate - mortgage loans originate with a loan-to-value of 80% or less. Home equity installment loans are secured by the borrower’s primary residence with a maximum loan-to-value of 80% and a maximum term of 15 years. Home equity lines of credit are secured by the borrower’s primary residence with a maximum loan-to-value of 90% and a maximum term of 20 years.

In underwriting 1-4 family residential real estate loans, the Company evaluates the borrower’s ability to make monthly payments, the borrower’s repayment history and the value of the property securing the loan. The ability to repay is determined by the borrower’s employment history, current financial conditions, and credit background. The analysis is based primarily on the customer’s ability to repay and secondarily on the collateral or security. Most properties securing real estate loans made by the Company are appraised by independent fee appraisers. The Company generally requires mortgage loan borrowers to obtain an attorney’s title opinion or title insurance, and fire and property insurance (including flood insurance, if necessary) in an amount not less than the amount of the loan. The Company does not engage in sub-prime residential mortgage originations.

Residential mortgage loans and home equity loans generally present a lower level of risk than certain other types of consumer loans because they are secured by the borrower’s primary residence. Risk is increased when the Company is in a subordinate position for the loan collateral.

Obligations of States and Political Subdivisions:

The Company lends to local municipalities and other tax-exempt organizations. These loans are primarily tax-anticipation notes and, as such, carry minimal risk. Historically, the Company has never had a loss on any loan of this type.

Personal Lending:

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

According to ASC 326, an entity may make an accounting policy election not to measure an allowance for credit losses for accrued interest receivable if the entity writes off the applicable accrued interest receivable balance in a timely manner. The Company has made the accounting policy election not to measure an allowance for credit losses for accrued interest receivable for all loan segments. Accrual of interest on loans is discontinued when the payment of principal or interest is considered to be in doubt or when a loan becomes contractually past due by 90 days or more with respect to principal or interest, except for loans that are well-secured and in the process of collection. When a loan is placed on nonaccrual status, any accrued but uncollected interest is reversed from current income.

ASC 326 requires the Company to establish a liability for anticipated credit losses for unfunded commitments. To accomplish this, the Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit unless that obligation is unconditionally cancellable by the Company. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. At March 31, 2023, the Company had $65.3 million in unfunded commitments and $397,000 in anticipated credit losses in the reserve for unfunded lending commitments; the reserve is recorded in other liabilities on the Consolidated Balance Sheets as opposed to in the ACL. Provisions to the reserve for unfunded lending commitments are recorded as other noninterest expense on the Consolidated Statements of Income.

The determination of the ACL is complex, and the Company makes decisions on the effects of matters that are inherently uncertain. Evaluations of the loan portfolio and individual credits require certain estimates, assumptions and judgements as to the facts and circumstances related to particular situations or credits. There may be significant changes in the ACL in future periods determined by factors prevailing at that point in time along with future forecasts.

Loan Portfolio Classification

The following table presents the loan portfolio by class at March 31, 2023 and December 31, 2022.

(Dollars in thousands)
	March 31, 2023	December 31, 2022
Commercial, financial and agricultural	$59,090	$61,458
Real estate - commercial	198,558	199,206
Real estate - construction:
1-4 family residential construction	6,957	7,995
Other construction loans	46,096	42,753
Real estate - mortgage	152,746	150,290
Obligations of states and political subdivisions	21,012	18,770
Personal	4,038	4,040
Total	$488,497	$484,512

The following table discloses allowance for credit loss activity by loan class for the three months ended March 31, 2023.

			Real estate-		Obligations
	Commercial,		construction	Real estate-	of states
(Dollars in thousands)	financial and	Real estate-	1-4 family	construction	and political	Real estate-
	agricultural	commercial	residential	other	subdivisions	mortgage	Personal	Total
Three Months Ended
March 31, 2023
Allowance for credit losses:
Beginning balance, prior to ASC 326 adoption	$297	$1,110	$69	$1,077	$54	$1,385	$35	$4,027
Impact of adopting ASC 326	337	1,204	114	(407)	(9)	(497)	15	757
Initial allowance on loans purchased with credit deterioration		106				248		354
Credit loss expense (1)	(2)	176	(26)	101	—	(23)	17	243
Loans charged off	—	—	—	—	—	(19)	(7)	(26)
Recoveries collected	—	—	—	—	—	18	1	19
Total ending allowance balance (1)	$632	$2,596	$157	$771	$45	$1,112	$61	$5,374

(1)	Allowance/credit loss expense are not comparable to prior periods due to the adoptions of ASC 326.

The following table discloses allowance for credit loss activity by loan class for the three months ended March 31, 2022, prior to the adoption of ASC 326.

				Obligations
	Commercial,			of states
(Dollars in thousands)	financial and	Real estate-	Real estate-	and political	Real estate-
	agricultural	commercial	construction	subdivisions	mortgage	Personal	Total
Three Months Ended
March 31, 2022
Allowance for loan losses:
Beginning balance	$251	$1,020	$884	$45	$1,269	$39	$3,508
Provision for credit losses	8	(184)	286	2	(82)	(2)	28
Loans charged off	—	—	—	—	(1)	(2)	(3)
Recoveries collected	—	—	—	—	42	1	43
Total ending allowance balance	$259	$836	$1,170	$47	$1,228	$36	$3,576

The following table summarizes loans by loan class, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of December 31, 2022, prior to the adoption of ASC 326.

				Obligations
	Commercial,			of states
(Dollars in thousands)	financial and	Real estate-	Real estate-	and political	Real estate-
	agricultural	commercial	construction	subdivisions	mortgage	Personal	Total
December 31, 2022
Loans allocated by:
Individually evaluated for impairment	$—	$2,025	$—	$—	$377	$—	$2,402
Acquired with credit deterioration	—	334	—	—	419	—	753
Collectively evaluated for impairment	61,458	196,847	50,748	18,770	149,494	4,040	481,357
	$61,458	$199,206	$50,748	$18,770	$150,290	$4,040	$484,512
Allowance for loan losses allocated by:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Acquired with credit deterioration	—	—	—	—	—	—	—
Collectively evaluated for impairment	297	1,110	1,146	54	1,385	35	4,027
	$297	$1,110	$1,146	$54	$1,385	$35	$4,027

There were no consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process as of March 31, 2023. As of December 31, 2022, there was $123,000 in consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process. Charge-offs will occur when a confirmed loss is identified. Professional appraisals of collateral, discounted for expected selling costs, appraisal age, economic conditions and other known factors, are used to determine the charge-off amount.

Following the adoption of ASC 326 as of January 1, 2023, the definitions of impairment and related impaired loan disclosures were removed. However, under ASC 326, loans that do not share risk characteristics are not evaluated collectively and are instead individually evaluated.  When management determines foreclosure is probable, expected credit losses are based on the fair value of the collateral, adjusted for selling costs as appropriate.

The following table presents the amortized cost basis of collateral-dependent loans by class of loans and collateral type as of March 31, 2023.

(Dollars in thousands)
Real Estate
Real estate - mortgage	$28
Total	$28

The following table summarizes information regarding impaired loans by portfolio class as of December 31, 2022, prior to the adoption of ASC 326.

(Dollars in thousands)	As of December 31, 2022
	Recorded	Unpaid Principal	Related
	Investment	Balance	Allowance
Impaired loans
With no related allowance recorded:
Real estate - commercial	$2,025	$2,471	$—
Acquired with credit deterioration	334	344	—
Real estate - mortgage	377	993	—
Acquired with credit deterioration	419	634	—
Total:
Real estate - commercial	$2,025	$2,471	$—
Acquired with credit deterioration	334	344	—
Real estate – mortgage	377	993	—
Acquired with credit deterioration	419	634	—
	$3,155	$4,442	$—

Average recorded investment of impaired loans and related interest income recognized for the three months ended March 31, 2022 are summarized in the table below, prior to the adoption of ASC 326.

(Dollars in thousands)	Three Months Ended March 31, 2022
	Average	Interest	Cash Basis
	Recorded	Income	Interest
	Investment	Recognized	Income
Impaired Loans
With no related allowance recorded:
Real estate - commercial	$5,263	$63	$—
Acquired with credit deterioration	353	—	—
Real estate - mortgage	357	3	10
Acquired with credit deterioration	470	—	—
With an allowance recorded:
Real estate - mortgage	$69	$—	$—
Total:
Real estate - commercial	$5,263	$63	$—
Acquired with credit deterioration	353	—	—
Real estate - mortgage	426	3	10
Acquired with credit deterioration	470	—	—
	$6,512	$66	$10

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

When a loan is placed on non-accrual status, all unpaid interest credited to income in the current year is reversed against current period income, and unpaid interest accrued in prior years is charged against the allowance for credit losses. Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. Generally, accruals are resumed on loans only when the obligation is brought fully current with respect to interest and principal, has performed in accordance with the contractual terms for a reasonable period and the ultimate collectability of the total contractual principal and interest is no longer in doubt. The Company’s nonaccrual and charge-off policies are the same, regardless of the loan type.

The following tables present the amortized cost basis of loans on nonaccrual status, including nonaccrual status loans with no allowance, and loans past due over 89 days still accruing.

(Dollars in thousands)	Nonaccrual with		Loans Past Due
	No Allowance		Over 89 Days
As of March 31, 2023	for Credit Loss	Nonaccrual	Still Accruing(1)
Commercial, financial and agricultural	$—	$23	$—
Real estate - mortgage	28	—	—
Total	$28	$23	$—

(Dollars in thousands)			Loans Past Due
	Nonaccrual with		Over 89 Days
As of December 31, 2022	No Allowance	Nonaccrual	Still Accruing(1)
Commercial, financial and agricultural	$—	$—	$24
Real estate - commercial	—	—	7
Real estate - mortgage	—	139	4
Personal	—	—	4
Total	$—	$139	$39
(1)	These loans are guaranteed, or well-secured, and there is an effective means of collection in process.

The Company recognized $10,000 of interest income on nonaccrual loans during the three months ended March 31, 2023.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. Past due status is determined by the contractual terms of the loan. The following tables present the classes of the loan portfolio, summarized by the past due status as of March 31, 2023 and December 31, 2022, respectively.

(Dollars in thousands)			Greater
	30‑59 Days	60‑89 Days	Than 89 Days	Total Past
As of March 31, 2023	Past Due(1)	Past Due	Past Due	Due
Real estate - mortgage	$135	$2	$—	$137
Personal	4	—	—	4
Total	$139	$2	$—	$141

(Dollars in thousands)			Greater
	30‑59 Days	60‑89 Days	Than 89 Days	Total Past
As of December 31, 2022	Past Due(1)	Past Due	Past Due	Due
Commercial, financial and agricultural	$75	$—	$24	$99
Real estate - commercial	—	104	7	111
Real estate - mortgage	205	36	142	383
Personal	27	1	4	32
	$307	$141	$177	$625
(1)	Loans are considered past due when the borrower is in arrears on two or more monthly payments.

Occasionally, the Company modifies loans to borrowers in financial difficulty by providing principal forgiveness, term extension, an other-then-insignificant payment delay or interest rate reduction. When principal forgiveness is provided, the amount of forgiveness is charged off against the allowance for credit losses. In some cases, the Company may provide multiple types of concessions on one loan. Typically, one type of concession, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another concession, such as principal forgiveness, may be granted. There were no loans modified to borrowers experiencing financial difficulty during the three months ended March 31, 2023, and as such, there were no payment defaults on loans modified to borrowers experiencing financial difficulty during the three months ended March 31, 2023.

If the Company determines a modified loan (or a portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.

As of December 31, 2022, the Company had a recorded investment in troubled debt restructurings of $2.3 million with no specific reserves or any charge-offs related to the troubled debt restructured loans and no commitments to lend additional amounts to these customers as of December 31, 2022. There were no troubled debt restructured loans in default within 12 months of restructure during the year ended December 31, 2022, nor were there any loans whose terms were modified, resulting in troubled debt  restructurings during 2022.

Credit Quality Indicators

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis includes loans to commercial customers with an aggregate loan exposure greater than $500,000 and for lines of credit more than $50,000. This analysis is performed on a continuing basis, with all such loans reviewed annually. The Company uses the following definitions for risk ratings:

Special Mention - Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date. Loans in this category are reviewed no less than quarterly.

Substandard - Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Loans in this category are reviewed no less than monthly.

Doubtful - Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, based on currently existing facts, conditions, and values, highly questionable and improbable. Loans in this category are reviewed no less than monthly.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans.

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of March 31, 2023 and December 31, 2022, respectively.

(Dollars in thousands)		Special
As of March 31, 2023	Pass	Mention	Substandard	Doubtful	Total
Commercial, financial and agricultural	$58,493	$574	$23	$—	$59,090
Real estate - commercial	188,070	9,435	1,053	—	198,558
Real estate - construction:
1-4 family residential construction	6,757	200	—	—	6,957
Other construction loans	41,011	5,085	—	—	46,096
Real estate - mortgage	152,098	217	431	—	152,746
Obligations of states and political subdivisions	21,012	—	—	—	21,012
Personal	4,038	—	—	—	4,038
Total	$471,479	$15,511	$1,507	$—	$488,497

(Dollars in thousands)		Special
As of December 31, 2022	Pass	Mention	Substandard	Doubtful	Total
Commercial, financial and agricultural	$60,990	$468	$—	$—	$61,458
Real estate - commercial	186,977	9,802	2,427	—	199,206
Real estate - construction	50,008	740			50,748
Real estate - mortgage	149,272	222	796	—	150,290
Obligations of states and political subdivisions	18,770	—	—	—	18,770
Personal	4,040	—	—	—	4,040
Total	$470,057	$11,232	$3,223	$—	$484,512

Based on the most recent analysis performed, the amortized cost basis by risk category of loans by class of loan and by origination year is as follows:

							Revolving	Revolving
(Dollars in thousands)							Loans	Loans
							Amortized	Converted
As of March 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	to Term	Total
Commercial, financial and agricultural:
Risk Rating
Pass	$1,402	$7,712	$14,484	$6,448	$4,717	$2,499	$21,253	$—	$58,515
Special Mention	—	—	—	—	75	—	500	—	575
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial, financial and agricultural loans	$1,402	$7,712	$14,484	$6,448	$4,792	$2,499	$21,753	$—	$59,090

Commercial, financial and agricultural loans:
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Real estate - commercial:
Risk Rating
Pass	$3,300	$59,190	$23,498	$16,737	$18,539	$62,878	$3,455	$621	$188,218
Special Mention	—	—	—	3,998	236	4,954	198	—	9,386
Substandard	—	—	—	—	—	954	—	—	954
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate - commercial loans	$3,300	$59,190	$23,498	$20,735	$18,775	$68,786	$3,653	$621	$198,558

Real estate - commercial:
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Real estate - construction - 1-4 family residential:
Risk Rating
Pass	$—	$6,026	$—	$683	$—	$48	$—	$—	$6,757
Special Mention	200	—	—	—	—	—	—	—	200
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate - construction - 1-4 family residential loans	$200	$6,026	—	$683	—	$48	$—	$—	$6,957

Real estate - construction - 1-4 family residential:
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Real estate - construction - other:
Risk Rating
Pass	$155	$3,730	$16,359	$9,254	$523	$3,764	$7,073	$168	$41,026
Special Mention	—	—	2	5,068	—	—	—	—	5,070
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate - construction - other loans	$155	$3,730	$16,361	$14,322	$523	$3,764	$7,073	$168	$46,096

Real estate - construction - other:
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

							Revolving	Revolving
(Dollars in thousands)							Loans	Loans
							Amortized	Converted
As of March 31, 2023 (cont.)	2023	2022	2021	2020	2019	Prior	Cost Basis	to Term	Total
Real estate - mortgage:
Risk Rating
Pass	$3,928	$44,574	$21,773	$16,098	$5,978	$51,829	$8,240	$310	$152,730
Special Mention	—	—	—	—	—	16	—	—	16
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate - mortgage loans	$3,928	$44,574	$21,773	$16,098	$5,978	$51,845	$8,240	$310	$152,746

Real estate - mortgage:
Current period gross write offs	$—	$—	$—	$—	$—	$19	$—	$—	$19

Obligations of states and political subdivisions:
Risk Rating
Pass	$2,822	$4,130	$2,630	$5,281	$38	$6,111	$—	$—	$21,012
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total Obligations of states and political subdivisions	$2,822	$4,130	$2,630	$5,281	$38	$6,111	$—	$—	$21,012

Obligations of states and political subdivisions:
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Personal:
Risk Rating
Pass	$645	$1,733	$750	$196	$246	$339	$93	$36	$4,038
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	$—
Doubtful	—	—	—	—	—	—	—	—	—
Total personal loans	$645	$1,733	$750	$196	$246	$339	$93	$36	$4,038

Personal:
Current period gross write offs	$—	$—	$—	$—	$—	$7	$—	$—	$7

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

Total goodwill at March 31, 2023 and December 31, 2022 was $9.0 million. Goodwill is not amortized but is tested annually for impairment as of December 31, or more frequently if certain events occur which might indicate goodwill has been impaired. There was no goodwill impairment during the three months ended March 31, 2023 or March 31, 2022.

Intangible Assets

On November 30, 2015, a core deposit intangible in the amount of $303,000 associated with the FNBPA Bancorp, Inc. acquisition was recorded and is being amortized over a ten-year period using a sum of the year’s digits basis. Amortization expense recognized for the intangibles related to the FNBPA acquisition for the three months ended March 31, 2023 and March 31, 2022 was $4,000 and $5,000, respectively.

On April 30, 2018, a core deposit intangible in the amount of $289,000 associated with the Liverpool Community Bank acquisition was recorded and is being amortized over a ten-year period using a sum of the year’s digit basis. Amortization expense recognized for the intangible related to the Liverpool Community Bank acquisition for the respective three months ended March 31, 2023 and March 31, 2022 was $7,000 and $8,000, respectively.

The following table shows the amortization schedule for each of the intangible assets recorded.

(Dollars in thousands)	FNBPA	LCB
	Acquisition	Acquisition
	Core	Core
	Deposit	Deposit
	Intangible	Intangible
Beginning Balance at Acquisition Date	$303	$289
Amortization expense recorded prior to January 1, 2022	250	167
Amortization expense recorded in the twelve months
ended December 31, 2022	21	33
Unamortized balance as of December 31, 2022	32	89
Amortization expense recorded in the
three months ended March 31, 2023	4	7
Unamortized balance as of March 31, 2023	$28	$82

Scheduled remaining amortization expense for years ended:
December 31, 2023	$12	$21
December 31, 2024	11	23
December 31, 2025	5	17
December 31, 2026	—	12
December 31, 2027	—	7
Thereafter	—	2

8. DEPOSITS

At March 31, 2023 and December 31, 2022, time deposits that met or exceeded the FDIC insurance limit of $250,000 were $28.0 million and $13.2 million, respectively.

9. BORROWINGS

Borrowings consisted of the following as of March 31, 2023 and December 31, 2022.

(Dollars in thousands)	March 31,	December 31,
	2023	2022
Securities sold under agreements to repurchase	$8,822	$7,585
Overnight advances with FHLB	14,000	28,125
Short-term debt with FHLB	20,000	20,000
Long-term debt with FHLB	20,000	20,000
	$62,822	$75,710

Long-term debt is comprised only of Federal Home Loan Bank (“FHLB”) advances with an original maturity of one year or more. The following table summarizes the scheduled maturities of long-term debt as of March 31, 2023.

(Dollars in thousands)	Scheduled	Weighted Average
Year	Maturities	Interest Rate
2023	$—	—%
2024	15,000	2.29
2025	5,000	2.41
2026	—	—
2027	—	—
Thereafter	—	—
	$20,000	2.32%

10. STOCK COMPENSATION PLAN

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

The maximum number of shares of common stock that may be issued under the Plan is 300,000 shares, and 162,503 shares remained available for grant as of March 31, 2023. Shares of common stock issued under the Plan may be treasury shares or authorized but unissued shares. Forfeited awards are returned to the pool of shares available for grant for future awards.

Through the three months ended March 31, 2023, 11,409 restricted shares were awarded to certain officers and all directors. Each of the awards vest after three-years, with no interim vesting. As of March 31, 2023, there was $292,000 of unrecognized compensation cost related to all non-vested restricted stock awards. This cost is expected to be recognized over the vesting period through February 2026.

Compensation expense for stock options granted and restricted stock awarded is measured using the fair value of the award on the grant date and is recognized over the vesting period. The Company recognized stock-based compensation expense of $32,000 for the three months ended March 31, 2023, and $37,000 for the three months ended March 31, 2022.

The following table presents a summary of the status of the Company’s non-vested restricted stock awards as of March 31, 2023. Changes during the period then ended are presented further below:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested at January 1, 2023	20,975	$17.10
Vested	(6,307)	19.25
Forfeited	—	—
Granted	11,409	16.25
Non-vested at March 31, 2023	26,077	$16.21

No stock options were awarded during the three months ended March 31, 2023. Previously granted stock options vest over a period of three to five years and are exercisable at the grant price, which is at least the fair market value of the stock on the grant date. The Plan provides that the option price per share may not be less than the fair market value of the stock on the day the option was granted, and in no event less than the par value of such stock. Options granted under the Plan are exercisable no earlier than one year after the date of grant and expire ten years after the date of the grant. All options previously granted under the Plans are scheduled to expire by February 17, 2025.

Total options outstanding as of March 31, 2023 have exercise prices between $17.72 and $17.80, with a weighted average exercise price of $17.76 and a weighted average remaining contractual life of 1.41 years.

As of March 31, 2023, there was no unrecognized compensation cost related to options granted under the Plan and no options were exercised under the Plan during the period.

A summary of the status of the outstanding stock options as of March 31, 2023, and changes during the period then ended, is presented below:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at beginning of year	60,347	$17.74
Granted	—	—
Exercised	—	—
Expired	(9,922)	17.65
Outstanding at end of year	50,425	$17.76

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan under which employees, through payroll deductions, may purchase shares of Company stock annually. The option price of the stock purchases is between 95% and 100% of the fair market value of the stock on the offering termination date as determined annually by the Board of Directors. The maximum number of shares which employees may purchase under the Plan is 250,000; however, the annual issuance of shares may not exceed 5,000 shares plus any unissued shares from prior offerings. There were no shares issued from treasury under this plan during the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, there were 156,650 shares reserved for issuance under the Employee Stock Purchase Plan.

11. FAIR VALUE MEASUREMENT

Fair value measurement and disclosure guidance defines fair value as the price that would be received to sell an asset or transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability is not adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact. Additional guidance is provided on determining when the volume and level of activity for the asset or liability has significantly decreased. The guidance also includes instruction on identifying circumstances when a transaction may not be considered orderly.

Fair value measurement and disclosure guidance provides a list of factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. When the reporting entity concludes that there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the information from that market is needed, and significant adjustments to the related prices may be necessary to estimate fair value in accordance with fair value measurement and disclosure guidance.

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

Equity Securities – The fair value of equity securities is based upon quoted prices in active markets and is reported using Level 1 inputs.

Debt Securities – For debt securities where quoted prices are not available, fair values are calculated based on market prices of similar securities and are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurement from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the debt securities’ terms and conditions, among other things. For debt securities where quoted prices or market prices of similar securities are not available, fair values are calculated using other market indicators and are reported at fair value utilizing Level 3 inputs.

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

The following tables summarize financial assets and financial liabilities measured at fair value as of March 31, 2023 and December 31, 2022 segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value. There were no assets measured at fair value on a non-recurring basis as of March 31, 2023 or December 31, 2022.

	(Level 1)	(Level 2)	(Level 3)
	Quoted Prices in	Significant	Significant
(Dollars in thousands)	Active Markets	Other	Other
	for Identical	Observable	Unobservable
March 31, 2023	Assets	Inputs	Inputs	Total
Assets measured at fair value on a recurring basis:
Debt securities available for sale:
Obligations of U.S. Government agencies and corporations	$—	$13,927	$—	$13,927
Obligations of state and political subdivisions	—	7,753	—	7,753
Corporate debt securities	—	7,799	6,649	14,448
Mortgage-backed securities	—	36,357	—	36,357
Total debt securities available for sale	$—	$65,836	$6,649	$72,485
Equity securities	$1,033	$—	$—	$1,033
Mortgage servicing rights	$—	$—	$90	$90
Interest rate swaps	$—	$55	$—	$55

	(Level 1)	(Level 2)	(Level 3)
	Quoted Prices in	Significant	Significant
(Dollars in thousands)	Active Markets	Other	Other
	for Identical	Observable	Unobservable
December 31, 2022	Assets	Inputs	Inputs	Total
Assets measured at fair value on a recurring basis:
Debt securities available for sale:
Obligations of U.S. Government agencies and corporations	$—	$13,705	$—	$13,705
Obligations of state and political subdivisions	—	7,679	—	7,679
Corporate debt securities	—	8,196	7,145	15,341
Mortgage-backed securities	—	36,811	—	36,811
Total debt securities available for sale	$—	$66,391	$7,145	$73,536
Equity securities	$1,056	$—	$—	$1,056
Mortgage servicing rights	$—	$—	$92	$92
Interest rate swaps	$—	$268	$—	$268

The table below presents a reconciliation of the beginning and ending balances of investment securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three month periods ended March 31, 2023 and 2022.

	Three Months Ended
(Dollars in thousands)	March 31,
	2023	2022
Investment Securities:
Beginning balance	$7,145	$4,520
Total gains (loss) included in OCI	(496)	(250)
Purchases	—	—
Principal payments and other	—	—
Sales	—	—
Balance, end of period	$6,649	$4,270

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

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

	Financial Instruments
(Dollars in thousands)	March 31, 2023		December 31, 2022
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and due from banks	$11,681	$11,681	$10,856	$10,856
Interest bearing deposits with banks	222	222	143	143
Debt securities available for sale	72,485	72,485	73,536	73,536
Debt securities held to maturity	207,637	209,376	209,565	209,887
Restricted investment in bank stock	3,318	N/A	3,666	N/A
Loans, net of allowance for credit losses	483,123	470,079	480,485	467,667
Interest rate swaps	55	55	268	268
Accrued interest receivable	2,209	2,209	2,124	2,124

Financial liabilities:
Time deposits	$179,214	$171,537	$142,271	$134,417
Securities sold under agreements to repurchase	8,822	N/A	7,585	N/A
Short-term borrowings	34,000	34,000	48,125	48,122
Long-term debt	20,000	19,244	20,000	19,156
Other interest bearing liabilities	986	983	1,011	1,009
Accrued interest payable	626	626	333	333

Off-balance sheet financial instruments:
Commitments to extend credit	$—	$—	$—	$—
Letters of credit	—	—	—	—

The following tables present the carrying amount, fair value and placement in the fair value hierarchy of the Company’s financial instruments not previously disclosed as of March 31, 2023 and December 31, 2022. The tables exclude financial instruments for which the carrying amount approximates fair value.

			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices in	Significant	Significant
(Dollars in thousands)			Active Markets	Other	Other
	Carrying		for Identical	Observable	Unobservable
	Amount	Fair Value	Assets or Liabilities	Inputs	Inputs
March 31, 2023
Financial instruments - Assets
Debt securities held to maturity	$207,637	$209,376	$—	$209,376	$—
Loans, net of allowance for credit losses	483,123	470,079	—	—	470,079
Financial instruments - Liabilities
Time deposits	$179,214	$171,537	$—	$171,537	$—
Long-term debt	20,000	19,244	—	19,244	—
Other interest bearing liabilities	986	983	—	983	—

			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices in	Significant	Significant
(Dollars in thousands)			Active Markets	Other	Other
	Carrying		for Identical	Observable	Unobservable
	Amount	Fair Value	Assets or Liabilities	Inputs	Inputs
December 31, 2022
Financial instruments - Assets
Debt securities held to maturity	$209,565	$209,887	$—	$209,887	$—
Loans, net of allowance for credit losses	480,485	467,667	—	—	467,667
Financial instruments - Liabilities
Time deposits	$142,271	$134,417	$—	$134,417	$—
Long-term debt	20,000	19,156	—	19,156	—
Other interest bearing liabilities	1,011	1,009	—	1,009	—

12. COMMITMENTS, CONTINGENT LIABILITIES AND GUARANTEES

In the ordinary course of business, the Company makes commitments to extend credit to its customers through letters of credit, loan commitments and lines of credit. At March 31, 2023, the Company had $117.8 million outstanding in loan commitments and other unused lines of credit extended to its customers as compared to $116.1 million at December 31, 2022.

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its letters of credit. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third-party. Generally, financial and performance letters of credit have expiration dates within one year of issuance, while commercial letters of credit have longer term commitments. The credit risk involved in issuing letters of credit is essentially the same as the risks that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. The Company had outstanding $2.5 million and  $2.6 million of financial and performance letters of credit commitments as of March 31, 2023 and December 31, 2022, respectively. Commercial letters of credit as of March 31, 2023 and December 31, 2022 totaled $9.7 million and $9.8 million, respectively. Management believes the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential number of future payments required under the corresponding guarantees. The amount of the liability as of March 31, 2023 for payments under letters of credit issued was not material. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk.

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

As of March 31, 2023 and December 31, 2022, an interest rate swap with a notional amount of $20.0 million was designated as a cash flow hedge of a short-term FHLB advance.

The interest rate swap was determined to be fully effective during the periods presented, and as such, no amount of ineffectiveness has been included in net income. The aggregate fair value of the swaps is recorded in either other assets or other liabilities on the Consolidated Statements of Condition, with changes in fair value recorded in other comprehensive income. The Company expects the hedge to remain fully effective during the remaining terms of the swap.

The following table reflects the notional amounts and fair values of derivatives recorded on the Consolidated Statements of Condition as of March 31, 2023 and December 31, 2022.

(Dollars in thousands)	March 31, 2023		December 31, 2022
		Fair		Fair
	Notional	Value	Notional	Value
Derivatives designated as hedges:	Amount	Asset	Amount	Asset
Interest rate swap - pay fixed / receive floating on 3-month FHLB advance	$20,000	$55	$20,000	$268

The effect of cash flow hedge accounting on accumulated other comprehensive income for the periods ended March 31, 2023 and December 31, 2022 are as follows:

(Dollars in thousands)	March 31, 2023
	Amount of Gain	Location of Gain	Amount of Gain
	Recognized in	Reclassified	Reclassified from
	OCI on Derivatives	from OCI into Income	OCI into Income
Interest rate contract	$1	Interest expense on short-term borrowings and repurchase agreements	$(214)
Total	$1		$(214)

(Dollars in thousands)	December 31, 2022
	Amount of Gain	Location of Gain	Amount of Gain
	Recognized in	Reclassified	Reclassified from
	OCI on Derivatives	from OCI into Income	OCI into Income
Interest rate contract	$18	Interest expense on short-term borrowings and repurchase agreements	$(291)
Swap termination gain	1,202	Other non-interest income	(1,202)
Total	$1,220		$(1,493)

The effect of cash flow hedge accounting on the Consolidated Statements of Income for the three months ended March 31, 2023 and 2022 is as follows:

Amount of Gain or Loss Recognized in Income on Cash Flow Hedging Relationships

	Income (Expense)
	Three Months Ended
(Dollars in thousands)	March 31,
	2023	2022
Effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships:
Amount reclassified from AOCI into income	$214	$(11)
Total	$214	$(11)

14. SUBSEQUENT EVENTS

On April 18, 2023, the Board of Directors declared a cash dividend of $0.22 per share to shareholders of record on May 17, 2023, payable on June 1, 2023.

On April 14, 2023, Fitch Ratings downgraded PACW’s subordinated debt to BB from BB+ with a negative ratings outlook. In May 2023, the price of PACW common shares sharply decreased amid concerns about the liquidity of the subsidiary bank. If the credit quality of PACW continues to deteriorate or does not improve, the Company will establish an ACL for the subordinated debt with a corresponding charge to the provision for credit losses.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements:

The information contained in this Quarterly Report on Form 10-Q contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder). These forward-looking statements may include projections of, or guidance on, the Company’s future financial performance, expected levels of future expenses, including future credit losses, anticipated growth strategies, descriptions of new business initiatives and anticipated trends in the Company’s business or financial results. When words such as "may”, "should”, "will”, "could”, "estimates”, "predicts”, "potential”, "continue”, "anticipates”, "believes”, "plans”, "expects”, "future”, "intends”, “projects”, the negative of these terms and other comparable terminology are used in this report, Juniata is making forward-looking statements. Any forward-looking statement made by the Company in this document is based only on Juniata’s current expectations, estimates and projections about future events and financial trends affecting the financial condition of its business based on information currently available to the Company and speaks only as of the date when made. Juniata undertakes no obligation to publicly update or revise forward-looking information, whether as a result of new or updated information, future events, or otherwise. Forward-looking statements are not historical facts or guarantees of future performance. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of the Company’s control, and actual results may differ materially from this forward-looking information and therefore, should not be unduly relied upon.  Many factors could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements, including, but not limited to: (i) the factors set forth in the sections of Juniata’s Annual Report on Form 10-K for the year ended December 31, 2022, titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and factors set forth in other current and periodic reports which Juniata has or will file with the Securities and Exchange Commission, and (ii) the following factors:

●	changes in general economic, business and political conditions, including inflation, a recession or intensified international hostilities;
●	the impact of adverse changes in the economy and real estate markets, including protracted periods of low-growth and sluggish loan demand;
●	the effect of market interest rates and uncertainties, and relative balances of rate-sensitive assets to rate-sensitive liabilities, on net interest margin and net interest income;
●	the effect of competition on rates of deposit and loan growth and net interest margin;
●	increases in non-performing assets, which may result in increases in the allowance for credit losses, loan charge-offs and elevated collection and carrying costs related to such non-performing assets;
●	other income growth, including the impact of regulatory changes which have reduced debit card interchange revenue;
●	investment securities gains and losses, including other than temporary declines in the value of securities which may result in charges to earnings;
●	the effects of changes in the applicable federal income tax rate;
●	the level of other expenses, including salaries and employee benefit expenses;
●	the impact of increased regulatory scrutiny of the banking industry;
●	the impact of governmental monetary and fiscal policies, as well as legislative and regulatory changes;
●	the results of regulatory examination and supervision processes;
●	the failure of assumptions underlying the establishment of reserves for loan and lease losses, and estimations of collateral values and various financial assets and liabilities;
●	the increasing time and expense associated with regulatory compliance and risk management;
●	the ability to implement business strategies, including business acquisition activities and organic branch, product and service expansion strategies;
●	capital and liquidity strategies, including the impact of the capital and liquidity requirements modified by the Basel III standards;

●	the effects of changes in accounting policies, standards, and interpretations on the presentation in the Company’s consolidated balance sheets and consolidated statements of income;
●	the Company’s failure to identify and to address cyber-security risks;
●	the Company’s ability to keep pace with technological changes;
●	the Company’s ability to attract and retain talented personnel;
●	the Company’s reliance on its subsidiary for substantially all its revenues and its ability to pay dividends;
●	acts of war or terrorism;
●	disruptions due to flooding, climate change, severe weather, or other natural disasters;
●	failure of third-party service providers to perform their contractual obligations;
●	the impact of any increased unrealized losses on debt securities on accumulated other comprehensive income and stockholders’ equity; and
●	the possibility of a contagion in the banking industry because of the recent bank failures and resulting emphasis on liquidity and customer and industry concentrations in the deposit base.

Critical Accounting Policies:

Disclosure of the Company’s significant accounting policies is included in the Company’s critical accounting policies in its Annual Report on Form 10-K for the year ended December 31, 2022 and in Note 2 of this document. Some of these policies require significant judgments, estimates, and assumptions to be made by management, most particularly in connection with determining the provision for credit losses and the appropriate level of the allowance for credit losses.

General:

The following discussion relates to the consolidated financial condition of the Company as of March 31, 2023, compared to December 31, 2022, and the consolidated results of operations for the three months ended March 31, 2023, compared to the same period in 2022. This discussion should be read in conjunction with the interim consolidated financial statements and related notes included herein.

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

Financial Condition:

Total assets as of March 31, 2023, were $831.6 million, an increase of $762,000, or 0.1%, compared to December 31, 2022. Comparing asset balances as of March 31, 2023 and December 31, 2022, total cash and cash equivalents increased by $904,000, or 8.2%, which is reflective of the Company’s overall funding position. Over the same period, total loans increased by $4.0 million, or 0.8%, while debt securities decreased by $3.0 million, or 1.1%.  As of March 31, 2023 the allowance for credit losses increased $1.3 million, or 33.4%, compared to December 31, 2022 primarily due to recording the CECL Day 1 entry of $1.1 million upon the adoption of ASU 326 on January 1, 2023.

Total deposits increased by $12.7 million, or 1.8%, as of March 31, 2023 compared to December 31, 2022, which allowed the Company to repay a portion of its overnight FHLB borrowings, resulting in a decrease in short-term borrowings and repurchase agreements of $12.9 million, or 23.1%, over the same period.

The table below shows changes in deposit volumes by type of deposit between December 31, 2022 and March 31, 2023.

(Dollars in thousands)	March 31,	December 31,	Change
	2023	2022	$	%
Deposits:
Demand, non-interest bearing	$200,044	$199,131	$913	0.5%
Interest bearing demand and money market	205,720	227,028	(21,308)	(9.4)
Savings	139,280	143,082	(3,802)	(2.7)
Time deposits, $250,000 and more	28,020	13,238	14,782	111.7
Other time deposits	151,194	129,033	22,161	17.2
Total deposits	$724,258	$711,512	$12,746	1.8%

As shown in the table below, total loans increased $4.0 million, or 0.8%, between December 31, 2022 and March 31, 2023. Juniata experienced loan growth in other construction loans and real estate – mortgage loans as well as in obligations of states and political subdivisions. These increases were partially offset by declines in commercial, financial and agricultural, real estate – commercial and 1-4 family residential construction loans.

(Dollars in thousands)	March 31,	December 31,	Change
	2023	2022	$	%
Loans:
Commercial, financial and agricultural	$59,090	$61,458	$(2,368)	(3.9)%
Real estate – commercial	198,558	199,206	(648)	(0.3)
Real estate – construction:
1-4 family residential construction	6,957	7,995	(1,038)	(13.0)
Other construction loans	46,096	42,753	3,343	7.8
Real estate – mortgage	152,746	150,290	2,456	1.6
Obligations of states and political subdivisions	21,012	18,770	2,242	11.9
Personal	4,038	4,040	(2)	(0.0)
Total loans	$488,497	$484,512	$3,985	0.8%

A summary of the activity in the allowance for credit losses for the three month periods ended March 31, 2023 and 2022, respectively, is presented below.

(Dollars in thousands)	Three months ended March 31,
	2023	2022
January 1, beginning balance, prior to ASC 326 adoption	$4,027	$3,508
Impact of adopting ASC 326	1,111	—
Loans charged off	(26)	(3)
Recoveries of loans previously charged off	19	43
Net recoveries	(7)	40
Provision for credit losses	243	28
Balance of allowance – end of period	$5,374	$3,576

Ratio of net recoveries during period to average loans outstanding	0.00%	(0.01)%

Juniata adopted ASU 326 as of January 1, 2023, resulting in the recording of a $1.1 million increase to the allowance for credit losses. While Juniata continued to experience favorable asset quality trends, elevated qualitative risk factors were considered due to the uncertainty in the economy and the potential effects of the increasing interest rate environment. A credit loss expense of $243,000 was recorded in the three months ended March 31, 2023, compared to a provision expense of $28,000 for the three months ended March 31, 2022.

As of March 31, 2023, there were $15.2 million of loans classified as special mention compared to $11.2 million at December 31, 2022, $1.0 million classified as substandard at March 31, 2023 compared to $3.2 million at December 31, 2022, and no loans classified as doubtful at either March 31, 2023 or December 31, 2022. The increase in special mention loans as of March 31, 2023 compared to December 31, 2022 was primarily due to the downgrade of a commercial real estate construction loan. The decline in substandard loans was primarily due to the partial pay-off of a real estate-commercial loan during the first quarter of 2023, as well as the upgrade of former troubled debt restructured and PCI (now PCD) loans upon the adoptions of ASU 2022-02 and ASU 2016-13, respectively, as these performing loans were only considered substandard at December 31, 2023 because of their PCI and TDR impaired loan classifications. Management believes the reserves carried are adequate to cover forecasted expected credit losses related to these relationships as of March 31, 2023. Management also believes the Company has sufficient liquidity and capital and an adequate allowance for credit losses to withstand losses that may occur but continues to closely monitor the financial strength of borrowers and their ability to comply with repayment terms.

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

The following table summarizes the Bank’s non-performing loans on March 31, 2023 compared to December 31, 2022.

(Dollars in thousands)	March 31, 2023	December 31, 2022
Non-performing loans
Non-accrual loans	$51	$139
Accruing loans past due 90 days or more	—	39
Total	$51	$226

Loans outstanding	$488,497	$484,512

Ratio of non-performing loans to loans outstanding	0.01%	0.04%
Ratio of non-accrual loans to loans outstanding	0.01%	0.03%
Allowance for credit losses to non-accrual loans	10,537.25%	2,897.12%

Total non-performing loans as of March 31, 2023 decreased $175,000 compared to total non-performing loans as of December 31, 2022, primarily due to a decline in non-accrual loans when performing PCD (formerly PCI) real estate – mortgage loans were returned to accruing status following the adoption of ASC 326, as these loans were only on nonaccrual at December 31, 2023 because of their PCI classifications.

Stockholders’ equity increased by $580,000, or 1.6%, from December 31, 2022 to March 31, 2023, primarily due to a decline in unrealized losses on the debt securities portfolio.

Subsequent to March 31, 2023, the following event took place:

On April 18, 2023, the Board of Directors declared a cash dividend of $0.22 per share to shareholders of record on May 17, 2023, payable on June 1, 2023.

Comparison of the Three Months Ended March 31, 2023 and 2022

Operations Overview:

Net income for the three months ended March 31, 2023 was $1.7 million, a decrease of $382,000, or 18.1%, compared to the three months ended March 31, 2022. Basic and diluted earnings per share was $0.35 for the three months ended March 31, 2023 compared to basic and diluted earnings per share of $0.42 for the comparable 2022 period.

Annualized return on average assets for the three months ended March 31, 2023 was 0.83%, compared to the annualized return on average assets of 1.04% for the same period in 2022. For the three months ended March 31, annualized return on average equity was 18.80% in 2023 compared to 12.55% in 2022.

Presented below are selected key ratios for the two periods:

	Three Months Ended
	March 31,
	2023	2022
Return on average assets (annualized)	0.83%	1.04%
Return on average equity (annualized)	18.80%	12.55%
Average equity to average assets	4.44%	8.30%
Non-interest income, as a percentage of average assets (annualized)	0.58%	0.63%
Non-interest expense, as a percentage of average assets (annualized)	2.29%	2.39%

The discussion that follows further explains changes in the components of net income when comparing the three months ended March 31, 2023 with the three months ended March 31, 2022.

Net Interest Income:

Net interest income was $5.8 million during the three months ended March 31, 2023, a decrease of 2.9%, compared to $5.9 million during the three months ended March 31, 2022.

Average earning assets increased 7.9%, to $829.4 million, during the three months ended March 31, 2023 compared to the same period in 2022, due to an increase of $68.7 million in average loans. The increase in average loans was partially offset by declines of $6.0 million in average interest earning deposits and $1.7 million in average investment securities. The yield on earning assets increased 34 basis points, to 3.79%, in the three months ended March 31, 2023 compared to same period last year as total loan and investment security yields increased by 14 basis points and 25 basis points, respectively.

Average interest bearing liabilities increased by $35.5 million in the three months ended March 31, 2023 compared to the three months ended March 31, 2022, due to a $45.6 million increase in short-term borrowings, of which $25.6 million was attributed to an increase in average overnight borrowings, while the remaining $20.0 million was due to a shift in funding sources from a brokered interest-bearing demand deposit to a short-term advance. Average interest-bearing deposits decreased by $12.5 million in the three months ended March 31, 2023 compared to the three months ended March 31, 2022 due to declines in average interest bearing demand and savings deposits, which were partially offset by an increase in average time deposits as customers pursued higher rate deposit products. The cost to fund interest earning assets with interest bearing liabilities increased 93 basis points, to 1.36%, over the same comparable three month periods as the costs of interest bearing deposits and borrowings increased 78 basis points and 95 basis points, respectively.

The net interest margin, on a fully tax equivalent basis, decreased from 3.17% during the three months ended March 31, 2022 to 2.85% during the three months ended March 31, 2023.

The table below shows the net interest margin on a fully tax-equivalent basis for the three months ended March 31, 2023 and 2022.

Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended			Three Months Ended
(Dollars in thousands)	March 31, 2023			March 31, 2022			Increase (Decrease) Due To (6)
	Average		Yield/	Average		Yield/
	Balance(1)	Interest	Rate	Balance(1)	Interest	Rate	Volume	Rate	Total
ASSETS
Interest earning assets:
Loans:
Taxable loans (5)	$457,895	$5,910	5.23%	$389,356	$4,914	5.12%	$877	$119	$996
Tax-exempt loans	28,382	210	3.00	28,209	194	2.78	1	15	16
Total loans	486,277	6,120	5.10	417,565	5,108	4.96	878	134	1,012
Investment securities:
Taxable investment securities	332,301	1,580	1.90	333,421	1,377	1.65	(5)	208	203
Tax-exempt investment securities	6,808	36	2.12	7,427	40	2.15	(3)	(1)	(4)
Total investment securities	339,109	1,616	1.91	340,848	1,417	1.66	(8)	207	199

Interest bearing deposits	4,040	16	1.59	10,058	7	0.29	(4)	13	9
Federal funds sold	—	—	0.01	—	—	0.00	—	—	—
Total interest earning assets	829,426	7,752	3.79	768,471	6,532	3.45	866	354	1,220

Other assets (7)	963			44,179
Total assets	$830,389			$812,650

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing demand deposits (2)	$211,934	475	0.91	$240,974	85	0.14	$(10)	$400	$390
Savings deposits	139,990	17	0.05	146,748	18	0.05	(1)	—	(1)
Time deposits	164,045	951	2.35	140,728	359	1.03	60	532	592
Short-term and long-term borrowings and other interest bearing liabilities	74,413	541	2.95	26,474	130	2.00	239	172	411
Total interest bearing liabilities	590,382	1,984	1.36	554,924	592	0.43	288	1,104	1,392

Non-interest bearing liabilities:
Demand deposits	196,843			185,338
Other	6,289			4,977
Stockholders’ equity	36,875			67,411
Total liabilities and stockholders’ equity	$830,389			$812,650
Net interest income and net interest rate spread		$5,768	2.43%		$5,940	3.02%	$578	$(750)	$(172)
Net interest margin on interest earning assets (3)			2.82%			3.13%
Net interest income and net interest margin - Tax equivalent basis (4)		$5,833	2.85%		$6,002	3.17%

Notes:

1)	Average balances were calculated using a daily average.
2)	Includes interest-bearing demand and money market accounts.
3)	Net margin on interest earning assets is net interest income divided by average interest earning assets.
4)	Interest on obligations of states and municipalities is not subject to federal income tax. To make the net yield comparable on a fully taxable basis, a tax equivalent adjustment is applied against the tax-exempt income utilizing a federal tax rate of 21%.
5)	Non-accruing loans are included in the above table until they are charged off.

6)	The change in interest due to rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
7)	Includes gross unrealized gains (losses) on securities available for sale.

Allowance for Credit Losses (“ACL”):

Juniata adopted ASU 2016-13 – Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments as of January 1, 2023, resulting in the recording of a $1.1 million increase to the allowance for credit losses. The new current expected credit loss (CECL) model is based on forecasted economic scenarios as well as qualitative factors specific to Juniata. The ACL represents management’s assessment of the estimated credit losses the Company will receive over the life of the loan. ACL requires a projection of credit losses over the contract lifetime of the credit adjusted for prepayment tendencies.

Management analyzes the adequacy of the ACL regularly through reviews of the loan portfolio. Consideration is given to economic conditions, changes in interest rates and the effect of such changes on collateral values and borrowers’ ability to pay, changes in the composition of the loan portfolio and trends in past due and non-performing loan balances. The ACL is a material estimate that is susceptible to significant fluctuation and is established through a provision for credit losses based on management’s evaluation of the inherent risk in the loan portfolio. In addition to extensive in-house loan monitoring procedures, the Company utilizes an outside party to conduct an independent loan review of commercial loan and commercial real estate loan relationships. Management utilizes the results of this outside loan review to assess the effectiveness of its internal loan grading system as well as to assist in the assessment of the overall adequacy of the ACL associated with these types of loans.

The ACL is made up of two basic components. The first component of the allowance for credit loss is the specific reserve in which the Company sets aside reserves based on the analysis of individual analyzed credits. In establishing specific reserves, the Company analyzes all substandard, doubtful and loss graded loans monthly and makes judgments about the risk of loss based on the cash flow of the borrower, the value of any collateral and the financial strength of any guarantors. If the loan is individually analyzed and cash flow dependent, then a specific reserve is established for the discount on the net present value of expected future cash flows. If the loan is individually analyzed and collateral dependent, then any shortfall is either charged off or a specific reserve is established. The Company also considers the impacts of any Small Business Administration guarantees. The specific reserve portion of the ACL was $5,000 at March 31, 2023, while there was no specific reserve at December 31, 2022.

The second component is a general reserve, which is used to record loan loss reserves for groups of homogenous loans for which the Company estimates the expected losses over the contractual lifetime of the loan, adjusted for prepayment tendencies. In addition, the future economic environment is incorporated into the projection with selected macro-economic variables to revert to the long-run historical mean after such time as management can no longer make or obtain a reasonable and supportable forecast.

Discounted cash flows (“DCF”) was selected as the appropriate method to analyze most of the Company’s loan segments, particularly loan segments with longer average lives and regular payment structures, because DCF allows for the effective incorporation of a reasonable and supportable forecast in a directionally consistent and objective manner. DCF generates cash flow projections at the instrument level where payment expectations are adjusted for prepayment and curtailment to produce an expected cash flow stream. This expected cash flow stream is compared to contractual cash flows to establish a valuation account for these loans.

The personal loan portfolio contains loans with many different payment structures, payment streams and collateral. The Weighted Average Remaining Life (“WARM”) method was deemed most appropriate for these loans. WARM uses an annual charge-off rate over several vintages to estimate credit losses. The average annual charge-off rate is applied to the contractual term adjusted for prepayments.

Additionally, the Company is using reasonable credit risk assumptions, based on an annual report produced by Moody’s for the obligations of states and political subdivisions segment.

CECL requires a reasonable and supportable economic forecast when establishing the ACL. The Company estimates losses over a four quarter forecast period and has elected to revert historical loss experience over four quarters. The economic factors considered as part of the ACL were selected after a rigorous regression analysis and model selection process.

The quantitative general allowance increased to $2.6 million at March 31, 2023, up from $2.5 million at January 1, 2023.

In addition to the quantitative analysis, a qualitative analysis is performed each quarter to provide additional general reserves on loan portfolios that are not individually analyzed for various factors. The overall qualitative factors are based on the following risk factors:

1)	Lending Policy, Procedures, & Strategies - Changes in policy and/or underwriting standards as well as anticipated changes are considered, and a qualitative factor is applied in accordance with the magnitude and direction (loosening/tightening) of the change. In addition, any new loan programs will also be taken into consideration when evaluating this factor.
2)	Changes in Nature and Volume of the Portfolio - The composition of the Bank’s loan portfolio is assessed to evaluate possible risk changes arising from new or increasing types of loans, industries or collateral.
3)	Credit & Lending Staff/Administration - The knowledge and experience of the lending and credit personnel will be assessed.
4)	Problem Loan Trends - The level of delinquency, modifications, and extensions is used to measure the trends of the risk changes within the portfolio.
5)	Concentrations - As an extension of the portfolio composition review, lending concentrations will be monitored regularly. Concentrations maybe measured by collateral, type, industry, and geographical location.
6)	Loan Review Results - Loan reviews conducted internally as well as by outside auditors or examiners are studied for indications of possible risk changes.
7)	Collateral Values - Changes in market values of the underlying collateral are monitored on select loan types and pools. Examples could include housing, CRE or cattle prices. These variations may indicate the need for risk adjustment as future loss levels could change if liquidation becomes necessary.
8)	Regulatory and Business Environment - The impact of government fiscal and business policy as well as the regulatory environment are monitored and may result in possible adjustments to the risk factors.

In determining how to apply the weightings for the various qualitative factors, management considered which factors were not entirely considered within the base model and assessed which factors would have the highest impact on potential loan losses. Weights and risks are consistent across various segments except for instances where the risk factor is not applicable, or the segment is more or less exposed than other segments. Risk weighting is adjusted directionally based on relevancy and the ability to quantify an impact. For example, the economy and external factors were determined to have the most significant effect on the estimated losses largely because there is mathematical/documented evidence that economic conditions are largely correlated and can explain a significant portion of historical changes in loss. Likewise, risks that are well-controlled throughout the organization such as managerial contingencies and loan review controls require less allocation.

The qualitative analysis resulted in a general reserve of $2.7 million at March 31, 2023, compared to $2.6 million at January 1, 2023.

The determination of the ACL is complex, and the Company makes decisions on the effects of matter that are inherently uncertain. Evaluations of the loan portfolio and individual credits require certain estimates, assumptions and judgements as to the facts and circumstances related to particular situations or credits. There may be significant changes in the ACL in future periods determined by factors prevailing at that point in time along with future forecasts.

Non-interest Income:

Non-interest income was $1.2 million for the three months ended March 31, 2023, compared to $1.3 million for the three months ended March 31, 2022, a decrease of 4.9%. Most significantly impacting non-interest income for the comparative three month periods were decreases in fees derived from loan activity of $37,000, as well as customer service and trust fees of $34,000 and $23,000, respectively, during the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

As a percentage of average assets, annualized non-interest income was 0.58% for the three months ended March 31, 2023 compared to 0.63% for the three months ended March 31, 2022.

Non-interest Expense:

Non-interest expense decreased by 2.2%, to $4.8 million, in the three months ended March 31, 2023, compared to $4.9 million for the three months ended March 31, 2022. Most significantly impacting non-interest expense for the comparative three month periods was an $89,000 decrease in amortization of investment in low-income housing partnerships due to the completion of the amortization period for one of two of Juniata’s partnership investments in January 2023. Also contributing to the decline in non-interest expense for the three months ended March 31, 2023 compared to the same period in 2022 were declines in occupancy and PA Bank Shares tax expenses of $27,000 and $22,000, respectively, as well as a decrease of $21,000 in FDIC insurance premiums. Partially offsetting these decreases was an increase of $34,000 in employee benefits expense, primarily due to an increase in medical claims and insurance expenses, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

As a percentage of average assets, annualized non-interest expense was 2.29% for the three months ended March 31, 2023 compared to 2.39% for the three months ended March 31, 2022.

Provision for income taxes:

An income tax provision of $247,000 was recorded for the three months ended March 31, 2023 compared to an income tax provision of $209,000 recorded for the three months ended March 31, 2023. Juniata qualifies for a federal tax credit for investments in low-income housing partnerships. The tax credit decreased from $225,000 for the three months ended March 31, 2022 to $119,000 for the three months ended March 31, 2023 due to the completion of the amortization period for one of Juniata’s investments in low-income housing partnerships resulting in an increase in the income tax provision between periods.

For the three months ended March 31, 2023, the tax credit lowered the effective tax rate from 18.5% to 12.5% compared to the same period in 2022, when the tax credit lowered the effective tax rate from 18.7% to 9.0%.

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

The Company is a member of the Federal Home Loan Bank of Pittsburgh for the purpose of providing short-term liquidity to supplement other sources of liability liquidity. During the three months ended March 31, 2023, overnight borrowings from the FHLB averaged $25.8 million. As of March 31, 2023, the Company had $34.0 million in short-term borrowings and $20.0 million in long-term debt with the Federal Home Loan Bank, with a remaining unused borrowing capacity of $171.7 million with the FHLB.

As of March 31, 2023, the Company had no borrowings from either the Federal Reserve’s Discount Window or the new Bank Term Funding Program (“BTFP”). While the Company is eligible to participate in the BTFP as a potential contingent liquidity source with the ability to borrow approximately $20.0 million, it has not borrowed from the BTFP to date due to the general stability in the Company’s deposit funding. Additionally, the Company has two unsecured lines of credit with correspondent banks totaling $16.0 million, of which no funds were drawn at March 31, 2023.

Funding derived from securities sold under agreements to repurchase (accounted for as collateralized financing transactions) is available through corporate cash management accounts for business customers. This product provides the Company with the ability to pay interest on corporate checking accounts.

During the first quarter of 2023, the Company increased its internal policy limit for brokered deposits to $175.0 million from $100.0 million. As of March 31, 2023, the company had no brokered deposits.

At March 31, 2023, uninsured deposits represented 21.6% of the Company’s total deposits. This amount excludes deposits of state and political subdivisions because the Company pledges debt securities for deposits in excess of the $250,000 FDIC insurance limit.

In view of the sources previously mentioned and the steps taken by the Company during the first quarter of 2023, management believes the Company’s liquidity can provide the funds needed to meet operational cash needs.

Off-Balance Sheet Arrangements:

The Company’s consolidated financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk, credit risk and interest rate risk. These commitments consist mainly of loans approved but not yet funded, unused lines of credit and outstanding letters of credit. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third-party. Generally, financial and performance letters of credit have expiration dates within one year of issuance, while commercial letters of credit have longer term commitments. The credit risk involved in issuing letters of credit is essentially the same as the risks that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. As of March 31, 2023 and December 31, 2022, the Company had $2.5 million and $2.6 million, respectively, of financial and performance letters of credit commitments outstanding. Commercial letters of credit as of March 31, 2023 and December 31, 2022 totaled $9.7 million and $9.8 million, respectively.

Management believes the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding letters of credit. The current amount of the liability as of March 31, 2023 for payments under letters of credit issued was not material. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk.

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

At March 31, 2023, the Bank exceeded the regulatory requirements to be considered a "well capitalized" financial institution under Basel III.

The Company’s principal source of funds for dividend payments is dividends received from the Bank. Certain regulatory restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. At March 31, 2023, $36.6 million in undistributed earnings of the Bank, included in the consolidated stockholders’ equity, was available for distribution to the Company as dividends without prior regulatory approval, subject to regulatory capital requirements.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2023, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined by the Securities Exchange Act of 1934 (“Exchange Act”), Rule 13a-15(e). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting.

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

Item 1A.      RISK FACTORS

Management has reviewed the risk factors that were previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. There are no material changes in risk factors as previously disclosed in the Form 10-K except as described below.

Resent adverse developments affecting the financial services industry, such as bank failures or concerns involving liquidity of banks, may have a material adverse effect on the Company’s operations.

Recent events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, March 12, 2023 and May 1, 2023, the Federal Deposit Insurance Corporation took control and was appointed receiver of Silicon Valley Bank (“SVB”), Signature Bank and First Republic Bank (“First Republic”), respectively, after each bank was unable to continue their operations largely due to concerns about each bank’s liquidity position. These events exposed potential vulnerabilities in the banking sector, including liquidity concerns, debt securities in bank investment portfolios yielding lower interest rates  than current market rates (when the carrying value of these securities are “marked to market”, a corresponding decrease in the bank’s capital is recorded), deposit concentrations,  a decline in customer confidence in individual banks and in the banking industry in general, significant deposit outflows, difficulty in raising additional capital, market volatility and contagion risk. These factors have also caused market prices of regional bank stocks to decline.

To date, the Company has not experienced any adverse impact to current and projected business operations, financial condition and results of operations as a result of the SVB, Signature Bank, Republic Bank or other recent bank failures. However, we are unable to predict the extent or nature of the impacts of these evolving circumstances at this time. If, for example, other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, the Company’s ability to access existing cash, cash equivalents and investments may be threatened. Therefore, while it is not currently possible to predict the potential impact that the failure of SVB, Signature Bank, First Republic or other bank failures could have on economic activity or the Company’s business in particular, the failure of other banks and financial institutions and the measures taken by governments, businesses and other organizations in response to these events could adversely impact the Company’s business, financial condition and results of operations.

Item 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company periodically repurchases shares of its common stock under a share repurchase program approved by the Board of Directors. In November of 2021, the Board of Directors authorized the repurchase of an additional 200,000 shares of its common stock through the Company’s share repurchase program for a total of 209,307 shares authorized to be repurchased at that time. The program will remain authorized until all approved shares are repurchased, unless terminated by the Board of Directors. As of March 31, 2023, 207,743 shares remained available to purchase under that program.

Transactions pursuant to the repurchase program in the three month period ended March 31, 2023 are shown below.

			Total Number of
	Total Number		Shares Purchased as	Maximum Number of
	of Shares	Average	Part of Publicly	Shares that May Yet Be
	Purchased or Restricted	Price Paid	Announced Plans or	Purchased Under the
Period	Shares Forfeited	per Share	Programs	Plans or Programs (1)
January 1-31, 2023	—	$—	—	208,312
February 1-28, 2023	569	16.25	569	207,743
March 1-31, 2023	—		—	207,743

Totals	569		569	207,743

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

Juniata Valley Financial Corp.
(Registrant)

Date:	MAY 12, 2023	By:	/s/ Marcie A. Barber
Marcie A. Barber, President
Chief Executive Officer
(Principal Executive Officer)

Date:	May 12, 2023	By:	/s/ Michael W. Wolf
Michael W. Wolf
Chief Financial Officer
(Principal Accounting Officer and
Principal Financial Officer)