Form 10-Q
period 2023-06-30
JUNIATA VALLEY FINANCIAL CORP
filed 2023-08-14
CIK 714712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes        ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 14, 2023
Common Stock ($1.00 par value)	5,018,129 shares

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Financial Condition

(Dollars in thousands, except share data)	June 30, 2023	December 31, 2022
ASSETS
Cash and due from banks	$14,383	$10,856
Interest bearing deposits with banks	190	143
Cash and cash equivalents	14,573	10,999
Equity securities	992	1,056
Debt securities available for sale	69,098	73,536
Debt securities held to maturity (fair value $202,266 and $209,887, respectively)	205,208	209,565
Restricted investment in bank stock	2,483	3,666
Total loans	505,184	484,512
Less: Allowance for credit losses	(5,442)	(4,027)
Total loans, net of allowance for credit losses	499,742	480,485
Premises and equipment, net	8,211	8,190
Bank owned life insurance and annuities	14,712	15,197
Investment in low income housing partnerships	1,315	1,507
Core deposit and other intangible assets	393	121
Goodwill	9,871	9,047
Mortgage servicing rights	87	92
Deferred tax asset	12,112	11,838
Accrued interest receivable and other assets	6,664	5,576
Total assets	$845,461	$830,875
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$195,300	$199,131
Interest bearing	544,677	512,381
Total deposits	739,977	711,512
Short-term borrowings and repurchase agreements	41,827	55,710
Long-term debt	20,000	20,000
Other interest bearing liabilities	1,006	1,011
Accrued interest payable and other liabilities	5,650	5,693
Total liabilities	808,460	793,926
Commitments and contingent liabilities
Stockholders’ Equity:
Preferred stock, no par value: Authorized - 500,000 shares, none issued	—	—
Common stock, par value $1.00 per share: Authorized 20,000,000 shares; Issued - 5,151,279 shares at June 30, 2023 and December 31, 2022; Outstanding - 5,018,129 shares at June 30, 2023 and 5,003,059 shares at December 31, 2022	5,151	5,151
Surplus	24,852	24,986
Retained earnings	51,291	51,217
Accumulated other comprehensive loss	(42,013)	(41,867)
Cost of common stock in Treasury: 133,150 shares at June 30, 2023; 148,220 shares at December 31, 2022	(2,280)	(2,538)
Total stockholders’ equity	37,001	36,949
Total liabilities and stockholders’ equity	$845,461	$830,875

See Notes to Consolidated Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Income (Unaudited)

	Three Months Ended		Six Months Ended
(Dollars in thousands, except share data)	June 30,		June 30,
	2023	2022	2023	2022
Interest and dividend income:
Loans, including fees	$6,509	$5,052	$12,629	$10,160
Taxable securities	1,579	1,609	3,159	2,986
Tax-exempt securities	37	40	73	80
Other interest income	29	18	45	25
Total interest income	8,154	6,719	15,906	13,251
Interest expense:
Deposits	1,885	550	3,328	1,012
Short-term borrowings and repurchase agreements	468	22	883	35
Long-term debt	118	118	234	234
Other interest bearing liabilities	10	1	20	2
Total interest expense	2,481	691	4,465	1,283
Net interest income	5,673	6,028	11,441	11,968
Provision for credit losses	47	222	290	250
Net interest income after provision for credit losses	5,626	5,806	11,151	11,718
Non-interest income:
Customer service fees	339	362	662	719
Debit card fee income	440	435	857	845
Earnings on bank-owned life insurance and annuities	55	59	110	111
Trust fees	126	95	258	250
Commissions from sales of non-deposit products	73	112	168	216
Fees derived from loan activity	78	102	171	232
Mortgage banking income	10	6	23	13
Gain (loss) on sales and calls of securities	—	(1,074)	—	(1,074)
Change in value of equity securities	(42)	(57)	(64)	(80)
Gain from life insurance proceeds	161	51	161	51
Other non-interest income	139	1,291	246	1,375
Total non-interest income	1,379	1,382	2,592	2,658
Non-interest expense:
Employee compensation expense	2,131	2,213	4,166	4,235
Employee benefits	749	613	1,484	1,314
Occupancy	348	319	652	650
Equipment	166	184	331	359
Data processing expense	930	650	1,527	1,229
Professional fees	228	188	423	364
Taxes, other than income	56	133	165	264
FDIC Insurance premiums	124	72	195	164
Gain on other real estate owned	—	—	—	(7)
Amortization of intangible assets	20	14	31	27
Amortization of investment in low-income housing partnerships	80	200	192	400
Merger and acquisition expense	209	—	209	—
Other non-interest expense	415	442	839	893
Total non-interest expense	5,456	5,028	10,214	9,892
Income before income taxes	1,549	2,160	3,529	4,484
Income tax provision	151	177	398	386
Net income	$1,398	$1,983	$3,131	$4,098
Earnings per share
Basic	$0.28	$0.40	$0.62	$0.82
Diluted	$0.28	$0.40	$0.62	$0.82

See Notes to Consolidated Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(Dollars in thousands)	Three Months Ended June 30,
	2023			2022
	Pre-Tax	Tax	Net of Tax	Pre-Tax	Tax	Net of Tax
	Amount	Effect	Amount	Amount	Effect	Amount
Net income	$1,549	$(151)	$1,398	$2,160	$(177)	$1,983
Other comprehensive loss:
Securities
Available for sale securities
Unrealized holding loss arising during the period	(2,277)	477	(1,800)	(14,634)	3,073	(11,561)
Reclassification adjustment for (gains) losses included in net income (1) (3)	—	—	—	1,074	(226)	848
Held to maturity securities
Amortization of unrealized holding loss on held to maturity securities (2) (3)	1,173	(255)	918	—	—	—
Cash Flow Hedge
Unrealized gain on cash flow hedge	1	(1)	—	460	(97)	363
Reclassification adjustment for gains included in net income (1) (2)	(55)	12	(43)	(1,242)	261	(981)
Other comprehensive loss	(1,158)	233	(925)	(14,342)	3,011	(11,331)
Total comprehensive income (loss)	$391	$82	$473	$(12,182)	$2,834	$(9,348)

(Dollars in thousands)	Six Months Ended June 30,
	2023			2022
	Pre-Tax	Tax	Net-of-Tax	Pre-Tax	Tax	Net-of-Tax
	Amount	Effect	Amount	Amount	Effect	Amount
Net income	$3,529	$(398)	$3,131	$4,484	$(386)	$4,098
Other comprehensive loss:
Securities
Available for sale securities
Unrealized holding loss arising during the period	(2,241)	470	(1,771)	(35,065)	7,364	(27,701)
Reclassification adjustment for losses included in net income (1) (3)	—	—	—	1,074	(226)	848
Held to maturity securities
Amortization of unrealized holding loss on held to maturity securities (2) (3)	2,346	(510)	1,836	—	—	—
Cash Flow Hedge
Unrealized gain on cash flow hedge	2	(1)	1	1,114	(234)	880
Reclassification adjustment for gains included in net income (1) (2)	(269)	57	(212)	(1,231)	259	(972)
Other comprehensive loss	(162)	16	(146)	(34,108)	7,163	(26,945)
Total comprehensive income (loss)	$3,367	$(382)	$2,985	$(29,624)	$6,777	$(22,847)
(1)	Amounts are included in interest expense on short-term borrowings and repurchase agreements and in other non-interest income on the Consolidated Statements of Income.
(2)	Income tax amounts are included in the provision for income taxes on the Consolidated Statements of Income.
(3)	Amounts included in interest income on the Consolidated Statements of Income.

See Notes to Consolidated Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Stockholders’ Equity (Unaudited)

	Three months ended June 30, 2023
					Accumulated
(Dollars in thousands, except share data)	Number				Other		Total
	of Shares	Common		Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Surplus	Earnings	Loss	Stock	Equity
Balance, April 1, 2023	5,013,899	$5,151	$24,823	$50,995	$(41,088)	$(2,352)	$37,529
Net income				1,398			1,398
Other comprehensive loss					(925)		(925)
Cash dividends at $0.22 per share				(1,102)			(1,102)
Stock-based compensation			39				39
Treasury stock issued for stock plans	4,230		(10)			72	62
Balance, June 30, 2023	5,018,129	$5,151	$24,852	$51,291	$(42,013)	$(2,280)	$37,001

	Six months ended June 30, 2023
					Accumulated
(Dollars in thousands, except share data)	Number				Other		Total
	of Shares	Common		Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Surplus	Earnings	Loss	Stock	Equity
Balance, January 1, 2023	5,003,059	$5,151	$24,986	$51,217	$(41,867)	$(2,538)	$36,949
Cumulative change in accounting principle (Note 2)				(854)			(854)
Net income				3,131			3,131
Other comprehensive loss					(146)		(146)
Cash dividends at $0.44 per share				(2,203)			(2,203)
Stock-based compensation			71				71
Purchase of treasury stock	(569)					(9)	(9)
Treasury stock issued for stock plans	15,639		(205)			267	62
Balance, June 30, 2023	5,018,129	$5,151	$24,852	$51,291	$(42,013)	$(2,280)	$37,001

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Stockholders’ Equity (Unaudited)

	Three months ended June 30, 2022
					Accumulated
(Dollars in thousands, except share data)	Number				Other		Total
	of Shares	Common		Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Surplus	Earnings	Loss	Stock	Equity
Balance, April 1, 2022	4,998,858	$5,151	$24,864	$48,313	$(18,979)	$(2,624)	$56,725
Net income				1,983			1,983
Other comprehensive loss					(11,331)		(11,331)
Cash dividends at $0.22 per share				(1,100)			(1,100)
Stock-based compensation			79				79
Purchase of treasury stock	(825)						—
Treasury stock issued for stock plans	5,026		(17)			86	69
Balance, June 30, 2022	5,003,059	$5,151	$24,926	$49,196	$(30,310)	$(2,538)	$46,425

	Six months ended June 30, 2022
					Accumulated
(Dollars in thousands, except share data)	Number				Other		Total
	of Shares	Common		Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Surplus	Earnings	Loss	Stock	Equity
Balance, January 1, 2022	4,988,542	$5,151	$25,008	$47,298	$(3,365)	$(2,802)	$71,290
Net income				4,098			4,098
Other comprehensive loss					(26,945)		(26,945)
Cash dividends at $0.44 per share				(2,200)			(2,200)
Stock-based compensation			116				116
Purchase of treasury stock	(995)					(3)	(3)
Treasury stock issued for stock plans	15,512		(198)			267	69
Balance, June 30, 2022	5,003,059	$5,151	$24,926	$49,196	$(30,310)	$(2,538)	$46,425

See Notes to Consolidated Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)	Six Months Ended June 30,
	2023	2022
Operating activities:
Net income	$3,131	$4,098
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	290	250
Depreciation	289	321
Net amortization of securities premiums	67	275
Net amortization of loan origination (costs) fees	(55)	381
Deferred net loan origination costs	(259)	(280)
Amortization of intangibles	31	27
Amortization of investment in low income housing partnerships	192	400
Net amortization of purchase fair value adjustments	(6)	(56)
Net realized (gain) loss on sales and calls of available for sale securities	—	1,074
Change in value of equity securities	64	80
Net gain on other real estate owned	—	(7)
Earnings on bank owned life insurance and annuities	(110)	(111)
Deferred income tax expense (benefit)	6	(59)
Stock-based compensation expense	71	116
Proceeds from mortgage loans sold to others	28	32
Mortgage banking income	(23)	(13)
Gain from life insurance proceeds	(161)	(51)
Increase in accrued interest receivable and other assets	(1,361)	(946)
Decrease in accrued interest payable and other liabilities	(102)	(202)
Net cash provided by operating activities	2,092	5,329
Investing activities:
Purchases of:
Securities available for sale	—	(40,377)
FHLB stock	—	(471)
Premises and equipment	(81)	(196)
Bank owned life insurance and annuities	(14)	(13)
Proceeds from:
Sales of debt securities available for sale	—	17,134
Maturities of and principal repayments on securities available for sale	2,131	19,700
Maturities of and principal repayments on securities held to maturity	6,703	—
Redemption of FHLB stock	1,183	—
Life insurance claims	770	146
Sale of other real estate owned	—	94
Sale of fixed assets	21	—
Net decrease in interest bearing time deposits with banks	—	490
Net increase in loans	(20,334)	(22,766)
Net cash received in acquisition	17,411	—
Net cash provided by (used in) investing activities	7,790	(26,259)
Financing activities:
Net increase in deposits	9,725	11,410
Net (decrease) increase in short-term borrowings and securities sold under agreements to repurchase	(13,883)	20,802
Cash dividends	(2,203)	(2,200)
Purchase of treasury stock	(9)	(3)
Treasury stock issued for employee stock plans	62	69
Net cash (used in) provided by financing activities	(6,308)	30,078
Net increase in cash and cash equivalents	3,574	9,148
Cash and cash equivalents at beginning of year	10,999	13,526
Cash and cash equivalents at end of period	$14,573	$22,674
Supplemental information:
Interest paid	$3,971	$1,320
Income tax paid	690	250

See Notes to Consolidated Financial Statements, including Note 13 regarding the branch acquisition

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

In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three and six month periods ended June 30, 2023 are not necessarily indicative of the results that can be expected for the year ending December 31, 2023. For further information, refer to the consolidated financial statements and notes thereto included in Juniata Valley Financial Corp.’s Annual Report on Form 10-K (“Annual Report”) for the year ended December 31, 2022.

The Company has evaluated events and transactions occurring subsequent to the consolidated statement of financial condition date of June 30, 2023 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

2. RECENT ACCOUNTING STANDARDS UPDATES

Adoption of New Accounting Standards:

ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

On, January 1, 2023, the Company adopted ASC 326, as amended, which replaces the incurred loss methodology with an expected loss methodology referred to as the current expected credit loss (“CECL”) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including  held to maturity debt securities and loan receivables (see Notes 5 and 6, respectively). It also applies to certain off-balance sheet (“OBS”) credit exposures such as unfunded commitments. In addition, ASC 326 made changes to the accounting for available for sale debt securities. One such change is to require credit losses on such securities to be presented as an allowance rather than as a write-down on available for sale debt securities that management does not intend to sell or does not believe that it is more likely than not they will be required to be sold.

The Company adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost and OBS credit exposures. Results for reporting periods beginning after January 1, 2023 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP standards. The Company recorded a net decrease to retained earnings of $854,000 as of January 1, 2023 for the cumulative effect of adopting ASC 326. At adoption of ASC 326, management did not record an allowance for credit losses for the held to maturity or the available for sale debt securities portfolio.

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

The following table illustrates the impact of ASC 326.

	January 1, 2023
	As Reported		Impact of
(Dollars in thousands)	Under	Pre-ASC 326	ASC 326
	ASC 326	Adoption	Adoption
Assets:
Loans
Commercial, financial and agricultural	$634	$297	$337
Real estate - commercial	2,421	1,110	1,311
Real estate - construction:
1-4 family residential construction	183	69	114
Other construction loans	670	1,077	(407)
Real estate - mortgage	1,136	1,385	(249)
Obligations of states and political subdivisions	45	54	(9)
Personal	49	35	14
Allowance for credit losses on loans	$5,138	$4,027	$1,111
Liabilities:
Allowance for credit losses on OBS credit exposures	$448	$8	$440

ASU 2022-02, Financial Instruments – Credit Losses (Topic 326); Troubled Debt Restructurings and Vintage Disclosures

On, January 1, 2023, the Company also adopted ASU 2022-02, which eliminates the troubled debt restructuring (“TDR”) accounting model for creditors that have adopted ASC 326. Due to the removal of the TDR accounting model, all loan modifications will now be accounted for under the general loan modification guidance in Subtopic 310-20. In addition, on a prospective basis, the Company is subject to new disclosure requirements covering modifications of receivables to borrowers experiencing financial difficulty. Vintage disclosure requirements are also required to prospectively disclose current period gross write-off information by vintage (see Note 6).

3. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Components of accumulated other comprehensive income (loss), net of tax, consisted of the following:

(Dollars in thousands)
June 30, 2023	Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on AFS Securities	Unrealized Gains (Losses) on HTM Securities	Total
Beginning balance, December 31, 2022	$211	$(6,161)	$(35,917)	$(41,867)
Current period other comprehensive income (loss):
Other comprehensive income before reclassification	1	(1,771)	1,836	66
Amounts reclassified from accumulated other comprehensive income (loss)	(212)	—	—	(212)
Net current period other comprehensive income (loss)	(211)	(1,771)	1,836	(146)
Ending balance, June 30, 2023	$—	$(7,932)	$(34,081)	$(42,013)

(Dollars in thousands)
June 30, 2022	Gains on Cash Flow Hedges	Unrealized Losses on Securities	Total
Beginning balance, December 31, 2021	$427	$(3,792)	$(3,365)
Current period other comprehensive income (loss):
Other comprehensive income (loss) before reclassification	880	(27,701)	(26,821)
Amounts reclassified from accumulated other comprehensive income (loss)	(972)	848	(124)
Net current period other comprehensive loss	(92)	(26,853)	(26,945)
Ending balance, June 30, 2022	$335	$(30,645)	$(30,310)

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

The following tables set forth the computation of basic and diluted earnings per share:

(Amounts in thousands, except earnings per share data)	Three Months Ended June 30,
	2023	2022
Net income	$1,398	$1,983
Weighted-average common shares outstanding	5,015	5,000
Basic earnings per share	0.28	0.40

Weighted-average common shares outstanding	$5,015	$5,000
Common stock equivalents due to effect of stock options	8	8
Total weighted-average common shares and equivalents	$5,023	$5,008
Diluted earnings per share	$0.28	$0.40
Anti-dilutive stock options outstanding	—	—

(Amounts in thousands, except earnings per share data)	Six months ended June 30,
	2023	2022
Net income	$3,131	$4,098
Weighted-average common shares outstanding	5,011	4,997
Basic earnings per share	0.62	0.82

Weighted-average common shares outstanding	$5,011	$4,997
Common stock equivalents due to effect of stock options	9	10
Total weighted-average common shares and equivalents	$5,020	$5,007
Diluted earnings per share	$0.62	$0.82
Anti-dilutive stock options outstanding	3	2

5. SECURITIES

Equity Securities

Equity securities owned by the Company consist of common stock of various financial services providers. ASC Topic 321, Investments – Equity Securities requires all equity securities within its scope to be measured at fair value with changes in fair value recognized in net income. As of June 30, 2023, the Company had $992,000 in equity securities recorded at fair value and $1.1 million in equity securities were recorded at fair value at December 31, 2022. The Company recorded net losses of $42,000 and $64,000 during the three and six months ended June 30, 2023 and net losses of $57,000 and $80,000 during the three and six months ended June 30 2022, due to changes in the fair value of the Company’s portfolio of equity securities during the applicable periods.

Debt Securities

Debt securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Debt securities that are not classified as held to maturity or trading are classified as available for sale. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax.

The Company reassessed classification of certain investments and, effective October 1, 2022, transferred $28.4 million of obligations of U.S. Government sponsored enterprises and $183.9 million in mortgage-backed securities from the available for sale to the held to maturity security classification. The transfer occurred at fair value. The combined related unrealized loss of $46.8 million, included in other comprehensive income, remained in other comprehensive income and will be amortized out of other comprehensive income with an offsetting entry to interest income as a yield adjustment through earnings over the remaining term of the securities. No gain or loss was recorded at the time of transfer.

The Company’s debt securities portfolio includes primarily bonds issued by U.S. Government sponsored enterprises (approximately 16% of the investment portfolio), mortgage-backed securities issued by Government-sponsored entities and backed by residential mortgages (approximately 76%), corporate debt securities (approximately 5%) and municipal bonds (approximately 3%) as of June 30, 2023. Most of the municipal bonds are general obligation bonds with maturities or pre-refunding dates within 5 years.

At each of June 30, 2023 and December 31, 2022, the Company had holdings of securities from two issuers in excess of 10% of stockholders’ equity, other than the U.S. Government and its agencies. Holdings in Federal Farm Credit Bank and Pennsylvania Housing Finance securities had fair values of $11.1 million and $6.1 million, respectively, as of June 30, 2023, and $10.9 million and $6.1 million, respectively, as of December 31, 2022.

The amortized cost and fair value of debt securities as of June 30, 2023 and December 31, 2022, by contractual maturity, are shown in the tables below. Expected maturities may differ from contractual maturities because the securities may be called or prepaid, with or without prepayment penalties. Securities not due at a single maturity date are shown separately.

(Dollars in thousands)	June 30, 2023
			Gross	Gross
	Amortized	Fair	Unrealized	Unrealized
Debt Securities Available for Sale	Cost	Value	Gains	Losses
Obligations of U.S. Government sponsored enterprises
After one year but within five years	$15,500	$13,852	$—	$(1,648)
	15,500	13,852	—	(1,648)
Obligations of state and political subdivisions
Within one year	1,691	1,672	—	(19)
After one year but within five years	2,258	2,131	—	(127)
After five years but within ten years	4,611	3,835	—	(776)
	8,560	7,638	—	(922)
Corporate debt securities
After one year but within five years	4,641	3,975	—	(666)
After five years but within ten years	13,000	9,069	—	(3,931)
	17,641	13,044	—	(4,597)
Mortgage-backed securities	37,437	34,564	—	(2,873)
Total	$79,138	$69,098	$—	$(10,040)

(Dollars in thousands)	June 30, 2023
			Gross	Gross
	Amortized	Fair	Unrecognized	Unrecognized
Debt Securities Held to Maturity	Cost	Value	Gains	Losses
Obligations of U.S. Government sponsored enterprises
After one year but within five years	$15,648	$15,603	$16	$(61)
After five years but within ten years	13,404	13,380	—	(24)
	29,052	28,983	16	(85)
Mortgage-backed securities	176,156	173,283	1,114	(3,987)
Total	$205,208	$202,266	$1,130	$(4,072)

(Dollars in thousands)	December 31, 2022
			Gross	Gross
	Amortized	Fair	Unrealized	Unrealized
Debt Securities Available for Sale	Cost	Value	Gains	Losses
Obligations of U.S. Government sponsored enterprises
After one year but within five years	$15,500	$13,705	$—	$(1,795)
	15,500	13,705	—	(1,795)
Obligations of state and political subdivisions
After one year but within five years	4,076	3,924	—	(152)
After five years but within ten years	4,608	3,755	—	(853)
	8,684	7,679	—	(1,005)
Corporate debt securities
After one year but within five years	4,673	4,190	—	(483)
After five years but within ten years	13,000	11,151	—	(1,849)
	17,673	15,341	—	(2,332)
Mortgage-backed securities	39,479	36,811	—	(2,668)
Total	$81,336	$73,536	$—	$(7,800)

(Dollars in thousands)	December 31, 2022
			Gross	Gross
	Amortized	Fair	Unrecognized	Unrecognized
Debt Securities Held to Maturity	Cost	Value	Gains	Losses
Obligations of U.S. Government sponsored enterprises
After one year but within five years	$13,039	$13,067	$28	$—
After five years but within ten years	15,561	15,605	56	(12)
	28,600	28,672	84	(12)
Mortgage-backed securities	180,965	181,215	1,682	(1,432)
Total	$209,565	$209,887	$1,766	$(1,444)

Certain obligations of the U.S. Government and state and political subdivisions, as well as mortgage-backed securities are pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law. The carrying value of the pledged assets was $163.5 million and $102.3 million on June 30, 2023 and December 31, 2022, respectively.

In addition to cash received from the scheduled maturities of investment securities, some securities available for sale are sold or called at current market values during normal operations. The following table summarizes proceeds received from sales or calls of available for sale investment securities transactions and the resulting realized gains and losses during the six months ended June 30, 2022. There were no sales or calls of securities during the six months ended June 30, 2023.

(Dollars in thousands)	Six Months Ended
June 30,
2022
Gross proceeds from sales and calls of securities	$17,134
Gross realized gains from sold and called securities	25
Gross realized losses from sold and called securities	(1,099)
Net gains (losses) from sales and calls of securities	$(1,074)

The following tables summarize debt securities with unrealized and unrecognized losses at June 30, 2023 and December 31, 2022, aggregated by category and length of time in a continuous unrealized loss position.

	Unrealized Losses at June 30, 2023
	Less Than 12 Months			12 Months or More			Total
(Dollars in thousands)	Number			Number			Number
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Securities available for sale
Obligations of U.S. Government sponsored enterprises	1	$2,430	$(70)	2	$11,422	$(1,578)	3	$13,852	$(1,648)
Obligations of state and political subdivisions	3	1,943	(24)	8	5,695	(898)	11	7,638	(922)
Corporate debt securities				9	13,044	(4,597)	9	13,044	(4,597)
Mortgage-backed securities	7	15,981	(1,019)	27	18,583	(1,854)	34	34,564	(2,873)
Total temporarily impaired securities available for sale	11	$20,354	$(1,113)	46	$48,744	$(8,927)	57	$69,098	$(10,040)
Securities held to maturity
Obligations of U.S. Government sponsored enterprises	3	$13,074	$(85)	—	$—	$—	3	$13,074	$(85)
Mortgage-backed securities	10	27,938	(677)	15	50,257	(3,310)	25	78,195	(3,987)
Total temporarily impaired securities held to maturity	13	$41,012	$(762)	15	$50,257	$(3,310)	28	$91,269	$(4,072)
Total	24	$61,366	$(1,875)	61	$99,001	$(12,237)	85	$160,367	$(14,112)

	Unrealized Losses at December 31, 2022
	Less Than 12 Months			12 Months or More			Total
(Dollars in thousands)	Number			Number			Number
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Securities available for sale
Obligations of U.S. Government sponsored enterprises	1	$2,456	$(44)	2	$11,248	$(1,751)	3	$13,704	$(1,795)
Obligations of state and political subdivisions	4	2,781	(20)	7	4,898	(985)	11	7,679	(1,005)
Corporate debt securities	5	9,831	(1,669)	4	5,510	(663)	9	15,341	(2,332)
Mortgage-backed securities	33	36,493	(2,630)	1	319	(38)	34	36,812	(2,668)
Total temporarily impaired securities available for sale	43	$51,561	$(4,363)	14	$21,975	$(3,437)	57	$73,536	$(7,800)
Securities held to maturity
Obligations of U.S. Government sponsored enterprises	1	$3,463	$(12)	—	$—	$—	1	$3,463	$(12)
Mortgage-backed securities	9	21,643	(392)	12	48,788	(1,040)	21	70,431	(1,432)
Total temporarily impaired securities held to maturity	10	$25,106	$(404)	12	$48,788	$(1,040)	22	$73,894	$(1,444)
Total	53	$76,667	$(4,767)	26	$70,763	$(4,477)	79	$147,430	$(9,244)

At June 30, 2023, six obligations of U.S. Government sponsored enterprises, eleven obligations of state and political subdivisions, nine corporate debt securities, and fifty-nine mortgage-backed securities had unrealized losses. Sixty-one of these securities have been in a continuous loss position for twelve months or more. The mortgage-backed securities in the Company’s portfolio are government sponsored enterprise (“GSE”) pass-through instruments issued by the Federal National Mortgage Association (“FNMA”) or Federal Home Loan Mortgage Corporation (“FHLMC”), which guarantees the timely payment of principal on these investments.

ASC 326 made targeted improvements to the accounting for credit losses on securities available for sale. The concept of other-than-temporarily impaired securities has been replaced with the allowance for credit losses. Unlike held to maturity debt securities, available for sale securities are evaluated on an individual level and pooling of securities is not allowed.

For available for sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or if it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For debt securities available for sale that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.

Changes in the allowance for credit losses are recorded as credit loss expense (or reversal). Losses are charged against the allowance when management believes the uncollectibility of an available for sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met. As of June 30, 2023, management determined that an immaterial credit loss existed because the decline in fair value of the available for sale debt securities was attributable to changes in  interest rates and other market conditions, rather than erosion of issuer credit quality and, as a result, timely payment of contractual cash flows, including principal and interest, has continued and is not considered at risk. Included in corporate debt securities is $1.5 million par value of PacWest Bancorp (“PACW”) subordinated debt. In August 2022, Fitch Ratings downgraded PACW’s subordinated debt Viability Rating to BB+ from BBB-, and further downgraded the rating to BB in April 2023. Since early May 2023, PACW has taken steps to improve capital and liquidity. These steps, coupled with improvements in the banking industry common stock market, have led to a generally upward trend for PACW’s common stock. The Company monitors this situation and, at June 30, 2023, determined any credit loss associated with the PACW subordinated debt was immaterial.

Credit Quality Indicators

All the Company’s held to maturity debt securities are issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities are either explicitly or implicitly guaranteed by the U.S. government, except for the Federal Farm Credit Bank securities, but all are highly rated by major rating agencies and have a long history of no credit losses. Therefore, the Company did not record an allowance for credit losses for these securities as of June 30, 2023.

The Company monitors the credit quality of held to maturity debt securities through the use of credit ratings. The credit ratings are sourced from nationally recognized rating agencies. All held to maturity debt securities were current in their payment of principal and interest as of June 30, 2023. The following table summarizes the amortized cost of held to maturity debt securities aggregated by credit quality indicator based on the latest information available as of June 30, 2023.

(Dollars in thousands)

June 30, 2023	AAA	Total
Securities held to maturity
Obligations of U.S. Government sponsored enterprises	$29,052	$29,052
Mortgage-backed securities	176,156	176,156
	$205,208	$205,208

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

The Company utilizes the Discounted Cash Flow (“DCF”) method to analyze most loan segments, particularly loan segments with longer average lives and regular payment structures, as it allows for the effective incorporation of a reasonable and supportable forecast in a directionally consistent and objective manner. The DCF model has two key components; a loss driver analysis combined with a cash flow analysis. The contractual cash flow is adjusted for probability of default/loss given defaults (“PD/LGD”) and prepayment speed to establish a reserve level. The prepayment and curtailment studies are updated quarterly by a third-party for each applicable pool of loans. The Company estimates losses over a four quarter forecast period using Federal Open Market Committee (“FOMC”) estimates for real GDP and unemployment rate. Based on the final values in the forecast and the uncertainty of a post-pandemic economic recovery, management has elected to revert to historical loss experience over four quarters. The economic factors considered as part of the ACL were selected after a rigorous regression analysis and model selection process. Additionally, the Company uses reasonable credit risk assumptions based on an annual report produced by Moody’s for the obligations of states and political subdivisions segment.

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

In underwriting real estate - construction loans, the Company performs a thorough analysis of the financial condition of the borrower, the borrower’s credit history and, when applicable, the reliability and predictability of the cash flow generated by the project using feasibility studies, market data, and other resources. Most appraisals on properties securing real estate - construction loans originated by the Company are performed by independent appraisers.

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

In underwriting 1-4 family residential real estate loans, the Company evaluates the borrower’s ability to make monthly payments, the borrower’s repayment history and the value of the property securing the loan. The ability to repay is determined by the borrower’s employment history, current financial conditions and credit background. The analysis is based primarily on the customer’s ability to repay and secondarily on the collateral or security. Most properties securing real estate loans made by the Company are appraised by independent fee appraisers. The Company generally requires mortgage loan borrowers to obtain an attorney’s title opinion or title insurance and fire and property insurance (including flood insurance, if necessary) in an amount not less than the amount of the loan. The Company does not engage in sub-prime residential mortgage originations.

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

ASC 326 requires the Company to establish a liability for anticipated credit losses for unfunded commitments. To accomplish this, the Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit unless that obligation is unconditionally cancellable by the Company. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. At June 30, 2023, the Company had $54.1 million in unfunded commitments and $291,000 in anticipated credit losses in the reserve for unfunded lending commitments subject to ASC 326 requirements; the reserve is recorded in other liabilities on the Consolidated Balance Sheets as opposed to in the ACL. Provisions to the reserve for unfunded lending commitments are recorded as other noninterest expense on the Consolidated Statements of Income.

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

Loan Portfolio Classification

The following table presents the loan portfolio by class at June 30, 2023 and December 31, 2022.

(Dollars in thousands)
	June 30, 2023	December 31, 2022
Commercial, financial and agricultural	$63,386	$61,458
Real estate - commercial	207,287	199,206
Real estate - construction:
1-4 family residential construction	5,275	7,995
Other construction loans	43,897	42,753
Real estate - mortgage	160,524	150,290
Obligations of states and political subdivisions	20,376	18,770
Personal	4,439	4,040
Total	$505,184	$484,512

The following table discloses allowance for credit loss activity by loan class for the three and six months ended June 30, 2023.

			Real estate-		Obligations
	Commercial,		construction	Real estate-	of states
(Dollars in thousands)	financial and	Real estate-	1-4 family	construction	and political	Real estate-
	agricultural	commercial	residential	other	subdivisions	mortgage	Personal	Total
Three Months Ended
June 30, 2023
Balance, beginning of period	$632	$2,596	$157	$771	$45	$1,112	$61	$5,374
Provision for loan losses	45	81	(44)	(51)	(4)	19	1	47
Charge-offs	—	—	—	—	—	—	(1)	(1)
Recoveries	—	—	—	—	—	19	3	22
Balance, end of period	$677	$2,677	$113	$720	$41	$1,150	$64	$5,442
Six Months Ended
June 30, 2023
Allowance for credit losses:
Beginning balance, prior to ASC 326 adoption	$297	$1,110	$69	$1,077	$54	$1,385	$35	$4,027
Impact of adopting ASC 326	337	1,204	114	(407)	(9)	(497)	15	757
Initial allowance on loans purchased with credit deterioration		106				248		354
Credit loss expense (1)	43	257	(70)	50	(4)	(4)	18	290
Loans charged off	—	—	—	—	—	(19)	(8)	(27)
Recoveries collected	—	—	—	—	—	37	4	41
Total ending allowance balance (1)	$677	$2,677	$113	$720	$41	$1,150	$64	$5,442

(1)	Allowance/credit loss expense are not comparable to prior periods due to the adoptions of ASC 326.

The following table discloses allowance for credit loss activity by loan class for the three and six months ended June 30, 2022, prior to the adoption of ASC 326.

				Obligations
	Commercial,			of states
(Dollars in thousands)	financial and	Real estate-	Real estate-	and political	Real estate-
	agricultural	commercial	construction	subdivisions	mortgage	Personal	Total
Three Months Ended
June 30, 2022
Allowance for loan losses:
Beginning balance	$259	$836	$1,170	$47	$1,228	$36	$3,576
Provision for loan losses	27	98	38	9	49	1	222
Loans charged off	—	—	—	—	—	(3)	(3)
Recoveries collected	—	—	—	—	17	1	18
Total ending allowance balance	$286	$934	$1,208	$56	$1,294	$35	$3,813
Six Months Ended
June 30, 2022
Allowance for loan losses:
Beginning balance	$251	$1,020	$884	$45	$1,269	$39	$3,508
Provision for loan losses	35	(86)	324	11	(33)	(1)	250
Loans charged off	—	—	—	—	(1)	(5)	(6)
Recoveries collected	—	—	—	—	59	2	61
Total ending allowance balance	$286	$934	$1,208	$56	$1,294	$35	$3,813

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

There were no consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process as of June 30, 2023. As of December 31, 2022, there was $123,000 in consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process. Charge-offs will occur when a confirmed loss is identified. Professional appraisals of collateral, discounted for expected selling costs, appraisal age, economic conditions and other known factors, are used to determine the charge-off amount.

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

The following table presents the amortized cost basis of collateral-dependent loans by class of loans and collateral type as of June 30, 2023.

(Dollars in thousands)
Real Estate
Real estate - mortgage	$61
Total	$61

The following table summarizes information regarding impaired loans by portfolio class as of December 31, 2022, prior to the adoption of ASC 326.

(Dollars in thousands)	As of December 31, 2022
	Recorded	Unpaid Principal	Related
	Investment	Balance	Allowance
Impaired loans
With no related allowance recorded:
Real estate - commercial	$2,025	$2,471	$—
Acquired with credit deterioration	334	344	—
Real estate - mortgage	377	993	—
Acquired with credit deterioration	419	634	—
Total:
Real estate - commercial	$2,025	$2,471	$—
Acquired with credit deterioration	334	344	—
Real estate – mortgage	377	993	—
Acquired with credit deterioration	419	634	—
	$3,155	$4,442	$—

Average recorded investment of impaired loans and related interest income recognized for the three and six months ended June 30, 2022 are summarized in the tables below, prior to the adoption of ASC 326.

(Dollars in thousands)	Three Months Ended June 30, 2022
	Average	Interest	Cash Basis
	Recorded	Income	Interest
	Investment	Recognized	Income
Impaired loans
With no related allowance recorded:
Real estate - commercial	$5,241	$68	$—
Acquired with credit deterioration	348	—	—
Real estate - mortgage	399	2	10
Acquired with credit deterioration	454	—	—
Total:
Real estate - commercial	$5,241	$68	$—
Acquired with credit deterioration	348	—	—
Real estate - mortgage	399	2	10
Acquired with credit deterioration	454	—	—
	$6,442	$70	$10

(Dollars in thousands)	Six Months Ended June 30, 2022
	Average	Interest	Cash Basis
	Recorded	Income	Interest
	Investment	Recognized	Income
Impaired Loans
With no related allowance recorded:
Real estate - commercial	$5,252	$131	$—
Acquired with credit deterioration	350	—	—
Real estate - mortgage	412	5	20
Acquired with credit deterioration	462	—	—
Total:
Real estate - commercial	$5,252	$131	$—
Acquired with credit deterioration	350	—	—
Real estate - mortgage	412	5	20
Acquired with credit deterioration	462	—	—
	$6,476	$136	$20

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

(Dollars in thousands)	Nonaccrual with		Loans Past Due
	No Allowance		Over 89 Days
As of June 30, 2023	for Credit Loss	Nonaccrual	Still Accruing(1)
Commercial, financial and agricultural	$—	$21	$—
Real estate - mortgage	61	—	—
Total	$61	$21	$—

(Dollars in thousands)			Loans Past Due
	Nonaccrual with		Over 89 Days
As of December 31, 2022	No Allowance	Nonaccrual	Still Accruing(1)
Commercial, financial and agricultural	$—	$—	$24
Real estate - commercial	—	—	7
Real estate - mortgage	—	139	4
Personal	—	—	4
Total	$—	$139	$39
(1)	These loans are guaranteed, or well-secured, and there is an effective means of collection in process.

The Company recognized $12,000 and $22,000 in interest income on nonaccrual loans during the three and six months ended June 30, 2023, respectively.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. Past due status is determined by the contractual terms of the loan. The following tables present the classes of the loan portfolio, summarized by the past due status as of June 30, 2023 and December 31, 2022, respectively.

(Dollars in thousands)			Greater
	30‑59 Days	60‑89 Days	Than 89 Days	Total Past
As of June 30, 2023	Past Due(1)	Past Due	Past Due	Due
Commercial, financial and agricultural	$1	$—	$—	$1
Real estate - mortgage	197	—	53	250
Personal	2	—	—	2
Total	$200	$—	$53	$253

(Dollars in thousands)			Greater
	30‑59 Days	60‑89 Days	Than 89 Days	Total Past
As of December 31, 2022	Past Due(1)	Past Due	Past Due	Due
Commercial, financial and agricultural	$75	$—	$24	$99
Real estate - commercial	—	104	7	111
Real estate - mortgage	205	36	142	383
Personal	27	1	4	32
	$307	$141	$177	$625
(1)	Loans are considered past due when the borrower is in arrears on two or more monthly payments.

Occasionally, the Company modifies loans to borrowers in financial difficulty by providing principal forgiveness, term extension, an other-then-insignificant payment delay or interest rate reduction. When principal forgiveness is provided, the amount of forgiveness is charged off against the allowance for credit losses. In some cases, the Company may provide multiple types of concessions on one loan. Typically, one type of concession, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another concession, such as principal forgiveness, may be granted. There were no loans modified to borrowers experiencing financial difficulty during the three or six months ended June 30, 2023 and, as such, there were no payment defaults on loans modified to borrowers experiencing financial difficulty during the three or six months ended June 30, 2023.

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

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of June 30, 2023 and December 31, 2022, respectively.

(Dollars in thousands)		Special
As of June 30, 2023	Pass	Mention	Substandard	Doubtful	Total
Commercial, financial and agricultural	$62,143	$1,222	$21	$—	$63,386
Real estate - commercial	190,982	15,296	1,009	—	207,287
Real estate - construction:
1-4 family residential construction	4,878	397	—	—	5,275
Other construction loans	43,895	2	—	—	43,897
Real estate - mortgage	160,249	214	61	—	160,524
Obligations of states and political subdivisions	20,376	—	—	—	20,376
Personal	4,439	—	—	—	4,439
Total	$486,962	$17,131	$1,091	$—	$505,184

(Dollars in thousands)		Special
As of December 31, 2022	Pass	Mention	Substandard	Doubtful	Total
Commercial, financial and agricultural	$60,990	$468	$—	$—	$61,458
Real estate - commercial	186,977	9,802	2,427	—	199,206
Real estate - construction	50,008	740			50,748
Real estate - mortgage	149,272	222	796	—	150,290
Obligations of states and political subdivisions	18,770	—	—	—	18,770
Personal	4,040	—	—	—	4,040
Total	$470,057	$11,232	$3,223	$—	$484,512

Based on the most recent analysis performed, the amortized cost basis by risk category of loans by class of loan and by origination year is as follows:

							Revolving	Revolving
(Dollars in thousands)							Loans	Loans
							Amortized	Converted
As of June 30, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	to Term	Total
Commercial, financial and agricultural:
Risk Rating
Pass	$4,053	$6,937	$13,819	$5,587	$4,404	$1,360	$25,983	$—	$62,143
Special Mention	—	121	—	218	117	191	575	—	1,222
Substandard	—	—	—	—	—	21	—	—	21
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial, financial and agricultural loans	$4,053	$7,058	$13,819	$5,805	$4,521	$1,572	$26,558	$—	$63,386

Commercial, financial and agricultural loans:
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Real estate - commercial:
Risk Rating
Pass	$9,013	$58,966	$23,186	$16,518	$18,280	$61,340	$3,679	$—	$190,982
Special Mention	620	—	—	9,034	228	5,034	380	—	15,296
Substandard	—	—	—	—	—	1,009	—	—	1,009
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate - commercial loans	$9,633	$58,966	$23,186	$25,552	$18,508	$67,383	$4,059	$—	$207,287

Real estate - commercial:
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Real estate - construction - 1-4 family residential:
Risk Rating
Pass	$868	$3,773	$—	$217	$—	$20	$—	$—	$4,878
Special Mention	397	—	—	—	—	—	—	—	397
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate - construction - 1-4 family residential loans	$1,265	$3,773	$—	$217	$—	$20	$—	$—	$5,275

Real estate - construction - 1-4 family residential:
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Real estate - construction - other:
Risk Rating
Pass	$471	$5,681	$17,348	$7,208	$496	$3,881	$8,810	$	$43,895
Special Mention	—	—	2	—	—	—	—		2
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate - construction - other loans	$471	$5,681	$17,350	$7,208	$496	$3,881	$8,810	$—	$43,897

Real estate - construction - other:
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

							Revolving	Revolving
(Dollars in thousands)							Loans	Loans
							Amortized	Converted
As of June 30, 2023 (cont.)	2023	2022	2021	2020	2019	Prior	Cost Basis	to Term	Total
Real estate - mortgage:
Risk Rating
Pass	$11,537	$46,566	$21,237	$15,546	$5,807	$50,415	$9,141	$—	$160,249
Special Mention	—	—	—	—	—	214	—	—	214
Substandard	—	—	—	—	—	61	—	—	61
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate - mortgage loans	$11,537	$46,566	$21,237	$15,546	$5,807	$50,690	$9,141	$—	$160,524

Real estate - mortgage:
Current period gross write offs	$—	$—	$—	$—	$—	$(19)	$—	$—	$(19)

Obligations of states and political subdivisions:
Risk Rating
Pass	$2,623	$3,889	$2,577	$5,269	$12	$6,005	$1	$—	$20,376
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total Obligations of states and political subdivisions	$2,623	$3,889	$2,577	$5,269	$12	$6,005	$1	$—	$20,376

Obligations of states and political subdivisions:
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Personal:
Risk Rating
Pass	$1,589	$1,520	$609	$151	$176	$289	$105	$—	$4,439
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total personal loans	$1,589	$1,520	$609	$151	$176	$289	$105	$—	$4,439

Personal:
Current period gross write offs	$—	$—	$—	$—	$—	$(2)	$—	$—	$(2)

7. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

On September 8, 2006, the Company acquired a branch office in Richfield, PA. Goodwill associated with this transaction is carried at $2.0 million. On November 30, 2015, the Company acquired FNBPA Bancorp, Inc. and, as a result, carries goodwill of $3.4 million relating to the acquisition. On April 30, 2018, the Company acquired the remainder of the outstanding common stock of Liverpool Community Bank and, as a result, carries goodwill of $3.6 million relating to the acquisition. On May 12, 2023, the Company acquired a branch office (“Path Valley”) in Spring Run, Pennsylvania. Goodwill associated with this transaction is carried at $824,000.

Total goodwill at June 30, 2023 and December 31, 2022 was $9.9 million and $9.0 million, respectively. Goodwill is not amortized but is tested annually for impairment as of December 31, or more frequently if certain events occur which might indicate goodwill has been impaired. There was no goodwill impairment during the six months ended June 30, 2023 or June 30, 2022.

Intangible Assets

On November 30, 2015, a core deposit intangible in the amount of $303,000 associated with the FNBPA Bancorp, Inc. acquisition was recorded and is being amortized over a ten-year period using a sum of the year’s digits basis. Amortization expense recognized for the intangibles related to the FNBPA acquisition for the three and six months ended June 30, 2023 was $4,000 and $8,000, respectively, and for the three and six months ended June 30, 2022 was $7,000 and $13,000, respectively.

On April 30, 2018, a core deposit intangible in the amount of $289,000 associated with the Liverpool Community Bank acquisition was recorded and is being amortized over a ten-year period using a sum of the year’s digit basis. Amortization expense recognized for the intangible related to the Liverpool Community Bank acquisition for the respective three and six months ended June 30, 2023 was $7,000 and $14,000, respectively, and for the three and six months ended June 30, 2022 was $8,000 and $16,000, respectively.

On May 12, 2023, a core deposit intangible in the amount of $303,000 associated with the Path Valley branch acquisition was recorded and is being amortized over a ten-year period using a sum of the year’s digit basis. Amortization expense recognized for the intangible related to the Path Valley branch acquisition for the respective three and six months ended June 30, 2023 was $9,000, while no amortization expense was recorded for the three and six months ended June 30, 2022.

The following table shows the amortization schedule for each of the intangible assets recorded.

(Dollars in thousands)	Path Valley	FNBPA	LCB
	Acquisition	Acquisition	Acquisition
	Core	Core	Core
	Deposit	Deposit	Deposit
	Intangible	Intangible	Intangible
Beginning Balance at Acquisition Date	$303	$303	$289
Amortization expense recorded prior to January 1, 2022	—	250	167
Amortization expense recorded in the twelve months
ended December 31, 2022	—	21	33
Unamortized balance as of December 31, 2022	—	32	89
Amortization expense recorded in the
six months ended June 30, 2023	9	8	14
Unamortized balance as of June 30, 2023	$294	$24	$75

Scheduled remaining amortization expense for years ended:
December 31, 2023	$28	$8	$14
December 31, 2024	51	11	23
December 31, 2025	46	5	17
December 31, 2026	40	—	12
December 31, 2027	35	—	7
Thereafter	94	—	2

8. DEPOSITS

At June 30, 2023 and December 31, 2022, time deposits that met or exceeded the FDIC insurance limit of $250,000 were $30.2 million and $13.2 million, respectively.

9. BORROWINGS

Borrowings consisted of the following as of June 30, 2023 and December 31, 2022.

(Dollars in thousands)	June 30,	December 31,
	2023	2022
Securities sold under agreements to repurchase	$8,827	$7,585
Overnight advances with FHLB	17,000	28,125
Short-term debt	16,000	20,000
Long-term debt with FHLB	20,000	20,000
	$61,827	$75,710

Long-term debt is comprised only of Federal Home Loan Bank (“FHLB”) advances with an original maturity of one year or more. The following table summarizes the scheduled maturities of long-term debt as of June 30, 2023.

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

The maximum number of shares of common stock that may be issued under the Plan is 300,000 shares, and 162,503 shares remained available for grant as of June 30, 2023. Shares of common stock issued under the Plan may be treasury shares or authorized but unissued shares. Forfeited awards are returned to the pool of shares available for grant for future awards.

Through the six months ended June 30, 2023, 11,409 restricted shares were awarded to certain officers and all directors. Each of the awards vest after three-years, with no interim vesting. As of June 30, 2023, there was $253,000 of unrecognized compensation cost related to all non-vested restricted stock awards. This cost is expected to be recognized over the vesting period through February 2026.

Compensation expense for stock options granted and restricted stock awarded is measured using the fair value of the award on the grant date and is recognized over the vesting period. The Company recognized stock-based compensation expense for the three and six months ended June 30, 2023 of $39,000 and $71,000, respectively, and for the three and six months ended June 30, 2022 of $79,000 and $116,000, respectively.

The following table presents a summary of the status of the Company’s non-vested restricted stock awards as of June 30, 2023. Changes during the period then ended are presented further below:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested at January 1, 2023	20,975	$17.10
Vested	(6,739)	19.05
Forfeited	—	—
Granted	11,409	16.25
Non-vested at June 30, 2023	25,645	$16.21

No stock options were awarded during the six months ended June 30, 2023. Previously granted stock options vest over a period of three to five years and are exercisable at the grant price, which is at least the fair market value of the stock on the grant date. The Plan provides that the option price per share may not be less than the fair market value of the stock on the day the option was granted, and in no event less than the par value of such stock. Options granted under the Plan are exercisable no earlier than one year after the date of grant and expire ten years after the date of the grant. All options previously granted under the Plans are scheduled to expire by February 17, 2025.

Total options outstanding as of June 30, 2023 have exercise prices between $17.72 and $17.80, with a weighted average exercise price of $17.76 and a weighted average remaining contractual life of 1.16 years.

As of June 30, 2023, there was no unrecognized compensation cost related to options granted under the Plan and no options were exercised under the Plan during the period.

A summary of the status of the outstanding stock options as of June 30, 2023, and changes during the period then ended, is presented below:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at beginning of year	60,347	$17.74
Granted	—	—
Exercised	—	—
Expired	(9,922)	17.65
Outstanding at end of year	50,425	$17.76

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan under which employees, through payroll deductions, may purchase shares of Company stock annually. The option price of the stock purchases is between 95% and 100% of the fair market value of the stock on the offering termination date as determined annually by the Board of Directors. The maximum number of shares which employees may purchase under the Plan is 250,000; however, the annual issuance of shares may not exceed 5,000 shares plus any unissued shares from prior offerings. There were 4,230 and 5,026 shares issued from treasury under this plan during the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, there were 152,420 shares reserved for issuance under the Employee Stock Purchase Plan.

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

Derivatives – The fair values of derivatives are based on valuation models using observable market data as of the measurement date utilizing Level 2 inputs. The Company’s derivatives were comprised of interest rate swaps traded in an over-the-counter market where quoted market prices were not always available; therefore, the fair values were determined using quantitative models that utilize multiple market inputs. The inputs varied based on the type of yield curves, prepayment rates and volatility factors used to value the position. Most market inputs were actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services.

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

The following tables summarize financial assets and financial liabilities measured at fair value as of June 30, 2023 and December 31, 2022 segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value. There were no assets measured at fair value on a non-recurring basis as of June 30, 2023 or December 31, 2022.

	(Level 1)	(Level 2)	(Level 3)
	Quoted Prices in	Significant	Significant
(Dollars in thousands)	Active Markets	Other	Other
	for Identical	Observable	Unobservable
June 30, 2023	Assets	Inputs	Inputs	Total
Assets measured at fair value on a recurring basis:
Debt securities available for sale:
Obligations of U.S. Government agencies and corporations	$—	$13,852	$—	$13,852
Obligations of state and political subdivisions	—	7,638	—	7,638
Corporate debt securities	—	7,136	5,908	13,044
Mortgage-backed securities	—	34,564	—	34,564
Total debt securities available for sale	$—	$63,190	$5,908	$69,098
Equity securities	$992	$—	$—	$992
Mortgage servicing rights	$—	$—	$87	$87

	(Level 1)	(Level 2)	(Level 3)
	Quoted Prices in	Significant	Significant
(Dollars in thousands)	Active Markets	Other	Other
	for Identical	Observable	Unobservable
December 31, 2022	Assets	Inputs	Inputs	Total
Assets measured at fair value on a recurring basis:
Debt securities available for sale:
Obligations of U.S. Government agencies and corporations	$—	$13,705	$—	$13,705
Obligations of state and political subdivisions	—	7,679	—	7,679
Corporate debt securities	—	8,196	7,145	15,341
Mortgage-backed securities	—	36,811	—	36,811
Total debt securities available for sale	$—	$66,391	$7,145	$73,536
Equity securities	$1,056	$—	$—	$1,056
Mortgage servicing rights	$—	$—	$92	$92
Interest rate swaps	$—	$268	$—	$268

The table below presents a reconciliation of the beginning and ending balances of investment securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three month periods ended June 30, 2023 and 2022.

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30,		June 30,
	2023	2022	2023	2022
Investment Securities:
Beginning balance	$6,649	$4,270	$7,145	$4,520
Total gains (loss) included in OCI	(741)	(482)	(1,237)	(732)
Purchases	—	4,000	—	4,000
Principal payments and other	—	—	—	—
Sales	—	—	—	—
Balance, end of period	$5,908	$7,788	$5,908	$7,788

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

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

	Financial Instruments
(Dollars in thousands)	June 30, 2023		December 31, 2022
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and due from banks	$14,383	$14,383	$10,856	$10,856
Interest bearing deposits with banks	190	190	143	143
Debt securities available for sale	69,098	69,098	73,536	73,536
Debt securities held to maturity	205,208	202,266	209,565	209,887
Restricted investment in bank stock	2,483	N/A	3,666	N/A
Loans, net of allowance for credit losses	499,742	486,249	480,485	467,667
Interest rate swaps	—	—	268	268
Accrued interest receivable	2,226	2,226	2,124	2,124

Financial liabilities:
Time deposits	$188,511	$182,196	$142,271	$134,417
Securities sold under agreements to repurchase	8,827	N/A	7,585	N/A
Short-term borrowings	33,000	32,874	48,125	48,122
Long-term debt	20,000	19,259	20,000	19,156
Other interest bearing liabilities	1,006	1,001	1,011	1,009
Accrued interest payable	827	827	333	333

Off-balance sheet financial instruments:
Commitments to extend credit	$—	$—	$—	$—
Letters of credit	—	—	—	—

The following tables present the carrying amount, fair value and placement in the fair value hierarchy of the Company’s financial instruments not previously disclosed as of June 30, 2023 and December 31, 2022. The tables exclude financial instruments for which the carrying amount approximates fair value.

			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices in	Significant	Significant
(Dollars in thousands)			Active Markets	Other	Other
	Carrying		for Identical	Observable	Unobservable
	Amount	Fair Value	Assets or Liabilities	Inputs	Inputs
June 30, 2023
Financial instruments - Assets
Debt securities held to maturity	$205,208	$202,266	$—	$202,266	$—
Loans, net of allowance for credit losses	499,742	486,249	—	—	486,249
Financial instruments - Liabilities
Time deposits	$188,511	$182,196	$—	$182,196	$—
Long-term debt	20,000	19,259	—	19,259	—
Other interest bearing liabilities	1,006	1,001	—	1,001	—

			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices in	Significant	Significant
(Dollars in thousands)			Active Markets	Other	Other
	Carrying		for Identical	Observable	Unobservable
	Amount	Fair Value	Assets or Liabilities	Inputs	Inputs
December 31, 2022
Financial instruments - Assets
Debt securities held to maturity	$209,565	$209,887	$—	$209,887	$—
Loans, net of allowance for credit losses	480,485	467,667	—	—	467,667
Financial instruments - Liabilities
Time deposits	$142,271	$134,417	$—	$134,417	$—
Long-term debt	20,000	19,156	—	19,156	—
Other interest bearing liabilities	1,011	1,009	—	1,009	—

12. COMMITMENTS, CONTINGENT LIABILITIES AND GUARANTEES

In the ordinary course of business, the Company makes commitments to extend credit to its customers through letters of credit, loan commitments and lines of credit. At June 30, 2023, the Company had $113.0 million outstanding in loan commitments and other unused lines of credit extended to its customers as compared to $116.1 million at December 31, 2022.

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its letters of credit. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third-party. Generally, financial and performance letters of credit have expiration dates within one year of issuance, while commercial letters of credit have longer term commitments. The credit risk involved in issuing letters of credit is essentially the same as the risks that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. The Company had outstanding $2.5 million and  $2.6 million of financial and performance letters of credit commitments as of June 30, 2023 and December 31, 2022, respectively. Commercial letters of credit as of June 30, 2023 and December 31, 2022 totaled $9.9 million and $9.8 million, respectively. Management believes the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential number of future payments required under the corresponding guarantees. The amount of the liability as of June 30, 2023 for payments under letters of credit issued was not material. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk.

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

13. DERIVATIVES

The Company may use interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position. As of June 30, 2023, the Company had no interest rate swaps as the remaining cash flow hedge matured in April 2023. As of December 31, 2022, an interest rate swap with a notional amount of $20.0 million was designated as a cash flow hedge of a short-term FHLB advance. The notional amount of the interest rate swap did not represent amounts exchanged by the parties. The amount exchanged was determined by reference to the notional amount and the other term of the individual interest rate swap agreement.

The interest rate swap was determined to be fully effective during the periods presented and, as such, no amount of ineffectiveness was included in net income. The aggregate fair value of the swap was $0 as of June 30, 2023 and $268,000 as of December 31, 2022, and was recorded in other assets on the Consolidated Statements of Condition, with changes in fair value recorded in other comprehensive income.

The effect of cash flow hedge accounting on accumulated other comprehensive income for the periods ended June 30, 2023 and December 31, 2022 were as follows:

(Dollars in thousands)	June 30, 2023
	Amount of Gain	Location of Gain	Amount of Gain
	Recognized in	Reclassified	Reclassified from
	OCI on Derivatives	from OCI into Income	OCI into Income
Interest rate contract	$2	Interest expense on short-term borrowings and repurchase agreements	$(269)
Total	$2		$(269)

(Dollars in thousands)	December 31, 2022
	Amount of Gain	Location of Gain	Amount of Gain
	Recognized in	Reclassified	Reclassified from
	OCI on Derivatives	from OCI into Income	OCI into Income
Interest rate contract	$18	Interest expense on short-term borrowings and repurchase agreements	$(291)
Swap termination gain	1,202	Other non-interest income	(1,202)
Total	$1,220		$(1,493)

The effect of cash flow hedge accounting on the Consolidated Statements of Income for the three and six months ended June 30, 2023 and 2022 was as follows:

Amount of Gain or Loss Recognized in Income on Cash Flow Hedging Relationships

	Income (Expense)		Income (Expense)
	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30,		June 30,
	2023	2022	2023	2022
Effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships:
Amount reclassified from AOCI into income	$55	$27	$269	$16
Amount reclassified from AOCI into income for swap termination	—	1,215	—	1,215
Total	$55	$1,242	$269	$1,231

14. BRANCH ACQUISITION

On May 12, 2023, the Company completed the acquisition of a branch office in Spring Run, Pennsylvania. The acquisition included real estate and deposits. The liabilities were recorded on the balance sheet at their estimated fair values as of May 12, 2023, and their results of operations have been included in the Consolidated Statement of Income since such date.

Included in the purchase price of the branch was goodwill and core deposit intangible of $824,000 and $303,000, respectively. The core deposit intangible will be amortized over a ten-year period using a sum of the year’s digit basis. The goodwill will not be amortized but will be measured annually for impairment.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed:

(Dollars in thousands)

Assets:
Cash received at settlement	$17,241
Branch cash	170
Fixed assets	250
Goodwill (1)	824
Core deposit intangible (1)	303
Other assets purchased	2
$18,790
Liabilities:
Deposits purchased	$18,736
Other liabilities assumed (1)	54
$18,790

(1)	The estimated fair values of the assets and liabilities, including identifiable intangible assets, are subject to refinement. Subsequent adjustments to the estimated fair values of assets and liabilities acquired, and the resulting goodwill, is allowed for a period of up to one year after the acquisition date for new information that becomes available reflecting circumstances at the acquisition date.

15. SUBSEQUENT EVENTS

On July 18, 2023, the Board of Directors declared a cash dividend of $0.22 per share to shareholders of record on August 17, 2023, payable on September 1, 2023.

On July 25, 2023, PACW announced a merger with Banc of California, Inc. (“BANC”) and will operate under the BANC name and brand. The merger is an all-stock transaction. BANC also announced that it has entered into investment agreements to issue $400.0 million of equity securities in conjunction with the merger. Management believes that this capital infusion and planned repositioning of the balance sheet reduces credit risk associated with the $1.5 million PACW subordinated debt owned by the Company.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements:

The information contained in this Quarterly Report on Form 10-Q contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder). These forward-looking statements may include projections of, or guidance on, the Company’s future financial performance, expected levels of future expenses, including future credit losses, anticipated growth strategies, descriptions of new business initiatives and anticipated trends in the Company’s business or financial results. When words such as "may”, "should”, "will”, "could”, "estimates”, "predicts”, "potential”, "continue”, "anticipates”, "believes”, "plans”, "expects”, "future”, "intends”, “projects”, the negative of these terms and other comparable terminology are used in this report, Juniata is making forward-looking statements. Any forward-looking statement made by the Company in this document is based only on Juniata’s current expectations, estimates and projections about future events and financial trends affecting the financial condition of its business based on information currently available to the Company and speaks only as of the date when made. Juniata undertakes no obligation to publicly update or revise forward-looking information, whether as a result of new or updated information, future events, or otherwise. Forward-looking statements are not historical facts or guarantees of future performance. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of the Company’s control, and actual results may differ materially from this forward-looking information and therefore, should not be unduly relied upon.  Many factors could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements, including, but not limited to: (i) the factors set forth in the sections of Juniata’s Annual Report on Form 10-K for the year ended December 31, 2022, titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Juniata’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 and factors set forth in other current and periodic reports which Juniata has or will file with the Securities and Exchange Commission, and (ii) the following factors:

●	changes in general economic, business and political conditions, including inflation, a recession or intensified international hostilities;
●	the impact of adverse changes in the economy and real estate markets, including protracted periods of low-growth and sluggish loan demand;
●	the effect of market interest rates and uncertainties, and relative balances of rate-sensitive assets to rate-sensitive liabilities, on net interest margin and net interest income;
●	the effect of competition on rates of deposit and loan growth and net interest margin;
●	increases in non-performing assets, which may result in increases in the allowance for credit losses, loan charge-offs and elevated collection and carrying costs related to such non-performing assets;
●	other income growth, including the impact of regulatory changes which have reduced debit card interchange revenue;
●	investment securities gains and losses, including other than temporary declines in the value of securities which may result in charges to earnings;
●	the effects of changes in the applicable federal income tax rate;
●	the level of other expenses, including salaries and employee benefit expenses;
●	the impact of increased regulatory scrutiny of the banking industry;
●	the impact of governmental monetary and fiscal policies, as well as legislative and regulatory changes;
●	the results of regulatory examination and supervision processes;
●	the failure of assumptions underlying the establishment of reserves for loan and lease losses, and estimations of collateral values and various financial assets and liabilities;
●	the increasing time and expense associated with regulatory compliance and risk management;
●	the ability to implement business strategies, including business acquisition activities and organic branch, product and service expansion strategies;
●	capital and liquidity strategies, including the impact of the capital and liquidity requirements modified by the Basel III standards;

●	the effects of changes in accounting policies, standards, and interpretations on the presentation in the Company’s consolidated balance sheets and consolidated statements of income;
●	the Company’s failure to identify and to address cyber-security risks;
●	the Company’s ability to keep pace with technological changes;
●	the Company’s ability to attract and retain talented personnel;
●	the Company’s reliance on its subsidiary for substantially all its revenues and its ability to pay dividends;
●	acts of war or terrorism;
●	disruptions due to flooding, climate change, severe weather, or other natural disasters;
●	failure of third-party service providers to perform their contractual obligations;
●	the impact of any increased unrealized losses on debt securities on accumulated other comprehensive income and stockholders’ equity; and
●	the possibility of a contagion in the banking industry because of the recent bank failures and resulting emphasis on liquidity, uninsured deposits and customer and industry concentrations in the deposit base.

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

General:

The following discussion relates to the consolidated financial condition of the Company as of June 30, 2023, compared to December 31, 2022, and the consolidated results of operations for the three and six months ended June 30, 2023, compared to the same periods in 2022. This discussion should be read in conjunction with the interim consolidated financial statements and related notes included herein.

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

Financial Condition:

On May 12, 2023, Juniata completed the acquisition of the former Orrstown Bank Path Valley branch office. As a result of the acquisition, Juniata added approximately $18.7 million in deposits. In addition, $824,000 in goodwill was recorded, as well as a core deposit intangible of $303,000, which is being amortized over a ten-year period using a sum of the year’s digit basis.

Total assets as of June 30, 2023, were $845.5 million, an increase of $14.6 million, or 1.8%, compared to December 31, 2022. Comparing asset balances as of June 30, 2023 and December 31, 2022, total cash and cash equivalents increased by $3.6 million, or 32.5%, which is reflective of the Company’s overall funding position. Over the same period, total loans increased by $20.7 million, or 4.3%, while debt securities decreased by $8.8 million, or 3.1%.  As of June 30, 2023 the allowance for credit losses increased $1.4 million, or 35.1%, compared to December 31, 2022 primarily due to recording the CECL Day 1 entry of $1.1 million upon the adoption of ASU 326 on January 1, 2023.

Total deposits increased by $28.5 million, or 4.0%, as of June 30, 2023 compared to December 31, 2022, which allowed the Company to repay a portion of its overnight FHLB borrowings, resulting in a decrease in short-term borrowings and repurchase agreements of $13.9 million, or 24.9%, over the same period. On May 12, 2023, the Company assumed $18.7 million in deposits upon the completion of the acquisition of the Path Valley branch office.

The table below shows changes in deposit volumes by type of deposit between December 31, 2022 and June 30, 2023.

(Dollars in thousands)	June 30,	December 31,	Change
	2023	2022	$	%
Deposits:
Demand, non-interest bearing	$195,300	$199,131	$(3,831)	(1.9)%
Interest bearing demand and money market	216,369	227,028	(10,659)	(4.7)
Savings	139,797	143,082	(3,285)	(2.3)
Time deposits, $250,000 and more	30,171	13,238	16,933	127.9
Other time deposits	158,340	129,033	29,307	22.7
Total deposits	$739,977	$711,512	$28,465	4.0%

As shown in the table below, total loans increased $20.7 million, or 4.3%, between December 31, 2022 and June 30, 2023. Juniata experienced loan growth in all segments, except 1-4 family residential construction loans, which have declined due to the higher market interest rate environment.

(Dollars in thousands)	June 30,	December 31,	Change
	2023	2022	$	%
Loans:
Commercial, financial and agricultural	$63,386	$61,458	$1,928	3.1%
Real estate – commercial	207,287	199,206	8,081	4.1
Real estate – construction:
1-4 family residential construction	5,275	7,995	(2,720)	(34.0)
Other construction loans	43,897	42,753	1,144	2.7
Real estate – mortgage	160,524	150,290	10,234	6.8
Obligations of states and political subdivisions	20,376	18,770	1,606	8.6
Personal	4,439	4,040	399	9.9
Total loans	$505,184	$484,512	$20,672	4.3%

A summary of the activity in the allowance for credit losses for the six month periods ended June 30, 2023 and 2022, respectively, is presented below.

(Dollars in thousands)	Six months ended June 30,
	2023	2022
January 1, beginning balance, prior to ASC 326 adoption	$4,027	$3,508
Impact of adopting ASC 326	1,111	—
Loans charged off	(27)	(6)
Recoveries of loans previously charged off	41	61
Net recoveries	14	55
Provision for credit losses	290	250
Balance of allowance – end of period	$5,442	$3,813

Ratio of net recoveries during period to average loans outstanding	(0.00)%	(0.01)%

Juniata adopted ASU 326 as of January 1, 2023, resulting in the recording of a $1.1 million increase to the allowance for credit losses. While Juniata continued to experience favorable asset quality trends, elevated qualitative risk factors were considered due to the uncertainty in the economy and the potential effects of the increasing interest rate environment. A credit loss expense of $290,000 was recorded in the six months ended June 30, 2023, compared to a provision expense of $250,000 for the six months ended June 30, 2022.

As of June 30, 2023, there were $17.1 million of loans classified as special mention compared to $11.2 million at December 31, 2022, $1.1 million classified as substandard at June 30, 2023 compared to $3.2 million at December 31, 2022, and no loans classified as doubtful at either June 30, 2023 or December 31, 2022. The increase in special mention loans as of June 30, 2023 compared to December 31, 2022 was primarily due to the downgrade of a commercial real estate construction loan that was converted to a commercial real estate mortgage loan in the second quarter of 2023. The decline in substandard loans was primarily due to the partial pay-off of a real estate-commercial loan during the first quarter of 2023, as well as the upgrade of former troubled debt restructured and PCI (now PCD) loans upon the adoptions of ASU 2022-02 and ASU 2016-13, respectively, as these performing loans were only considered substandard at December 31, 2022 because of their PCI and TDR impaired loan classifications. Management believes the reserves carried were adequate to cover forecasted expected credit losses related to these relationships as of June 30, 2023. Management also believes the Company has sufficient liquidity and capital and an adequate allowance for credit losses to absorb losses that may occur but continues to closely monitor the financial strength of borrowers and their ability to comply with repayment terms.

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

The following table summarizes the Bank’s non-performing loans on June 30, 2023 compared to December 31, 2022.

(Dollars in thousands)	June 30, 2023	December 31, 2022
Non-performing loans
Non-accrual loans	$82	$139
Accruing loans past due 90 days or more	—	39
Total	$82	$226

Loans outstanding	$505,184	$484,512

Ratio of non-performing loans to loans outstanding	0.02%	0.04%
Ratio of non-accrual loans to loans outstanding	0.02%	0.03%
Allowance for credit losses to non-accrual loans	6,636.59%	2,897.12%

Total non-performing loans as of June 30, 2023 decreased $144,000 compared to total non-performing loans as of December 31, 2022, primarily due to a decline in non-accrual loans when performing PCD (formerly PCI) real estate – mortgage loans were returned to accruing status following the adoption of ASC 326, as these loans were only classified as nonaccrual at December 31, 2022 because of their PCI classifications.

Subsequent to June 30, 2023, the following event took place:

On July 18, 2023, the Board of Directors declared a cash dividend of $0.22 per share to shareholders of record on August 17, 2023, payable on September 1, 2023.

Comparison of the Three Months Ended June 30, 2023 and 2022

Operations Overview:

Net income for the three months ended June 30, 2023 was $1.4 million, a decrease of $585,000, or 29.5%, compared to the three months ended June 30, 2022. Basic and diluted earnings per share was $0.28 for the three months ended June 30, 2023 compared to basic and diluted earnings per share of $0.40 for the comparable 2022 period.

Annualized return on average assets for the three months ended June 30, 2023 was 0.67%, compared to the annualized return on average assets of 0.97% for the same period in 2022. For the three months ended June 30, annualized return on average equity was 14.97% in 2023 compared to 15.53% in 2022.

Presented below are selected key ratios for the two periods:

	Three Months Ended
	June 30,
	2023	2022
Return on average assets (annualized)	0.67%	0.97%
Return on average equity (annualized)	14.97%	15.53%
Average equity to average assets	4.47%	6.23%
Non-interest income, as a percentage of average assets (annualized)	0.66%	0.67%
Non-interest expense, as a percentage of average assets (annualized)	2.61%	2.45%

The discussion that follows further explains changes in the components of net income when comparing the three months ended June 30, 2023 with the three months ended June 30, 2022.

Net Interest Income:

Net interest income was $5.7 million during the three months ended June 30, 2023, a decrease of $355,000, or 5.9%, compared to $6.0 million during the three months ended June 30, 2022.

Average earning assets increased $41.4 million, or 5.2%, to $833.9 million during the three months ended June 30, 2023, compared to the same period in 2022, primarily due to an increase of $70.4 million, or 16.6%, in average loans, partially offset by a decline of $29.0 million, or 8.0%, in average investment securities. Average interest bearing liabilities increased by $26.6 million, or 4.6%, compared to the comparable 2022 period, primarily due to growth in short-term borrowings. The yield on average loans and investment securities increased by 50 basis points and 12 basis points, respectively, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 while the rate on short-term borrowings and other interest bearing liabilities increased by 235 basis points over the same period, primarily due to the 350 basis point increase in market interest rates between periods. The yield on earning assets increased 52 basis points, to 3.92%, during the three months ended June 30, 2023 compared to same period in 2022, while the cost to fund interest earning assets with interest bearing liabilities increased 118 basis points, to 1.66%.

The net interest margin, on a fully tax equivalent basis, decreased from 3.08% during the three months ended June 30, 2022, to 2.76% during the three months ended June 30, 2023.

The table below shows the net interest margin on a fully tax-equivalent basis for the three months ended June 30, 2023 and 2022.

Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended			Three Months Ended
(Dollars in thousands)	June 30, 2023			June 30, 2022			Increase (Decrease) Due To (6)
	Average		Yield/	Average		Yield/
	Balance(1)	Interest	Rate	Balance(1)	Interest	Rate	Volume	Rate	Total
ASSETS
Interest earning assets:
Loans:
Taxable loans (5)	$466,019	$6,291	5.41%	$398,661	$4,864	4.89%	$824	$603	$1,427
Tax-exempt loans	28,939	218	3.02	25,943	188	2.91	22	8	30
Total loans	494,958	6,509	5.27	424,604	5,052	4.77	846	611	1,457
Investment securities:
Taxable investment securities	327,113	1,579	1.93	355,431	1,609	1.81	(128)	98	(30)
Tax-exempt investment securities	6,783	37	2.18	7,423	40	2.16	(3)	—	(3)
Total investment securities	333,896	1,616	1.94	362,854	1,649	1.82	(131)	98	(33)

Interest bearing deposits	5,059	29	2.29	5,039	18	1.46	—	11	11
Federal funds sold	—	—	0.01	—	—	0.00	—	—	—
Total interest earning assets	833,913	8,154	3.92	792,497	6,719	3.40	715	720	1,435

Other assets (7)	1,379			27,656
Total assets	$835,292			$820,153

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing demand deposits (2)	$212,813	555	1.05	$242,083	191	0.32	$(23)	$387	$364
Savings deposits	138,229	17	0.05	151,953	19	0.05	(2)	—	(2)
Time deposits	184,189	1,313	2.86	137,546	340	0.99	116	857	973
Short-term and long-term borrowings and other interest bearing liabilities	64,385	596	3.71	41,453	141	1.36	78	377	455
Total interest bearing liabilities	599,616	2,481	1.66	573,035	691	0.48	169	1,621	1,790

Non-interest bearing liabilities:
Demand deposits	192,347			190,847
Other	5,973			5,204
Stockholders’ equity	37,356			51,067
Total liabilities and stockholders’ equity	$835,292			$820,153
Net interest income and net interest rate spread		$5,673	2.26%		$6,028	2.93%	$546	$(901)	$(355)
Net interest margin on interest earning assets (3)			2.73%			3.05%
Net interest income and net interest margin - Tax equivalent basis (4)		$5,741	2.76%		$6,089	3.08%

Notes:

1)	Average balances were calculated using a daily average.
2)	Includes interest-bearing demand and money market accounts.
3)	Net margin on interest earning assets is net interest income divided by average interest earning assets.
4)	Interest on obligations of states and municipalities is not subject to federal income tax. To make the net yield comparable on a fully taxable basis, a tax equivalent adjustment is applied against the tax-exempt income utilizing a federal tax rate of 21%.
5)	Non-accruing loans are included in the above table until they are charged off.
6)	The change in interest due to rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
7)	Includes gross unrealized gains (losses) on securities available for sale.

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

The ACL is made up of two basic components. The first component of the allowance for credit loss is the specific reserve in which the Company sets aside reserves based on the analysis of individual analyzed credits. In establishing specific reserves, the Company analyzes all substandard, doubtful and loss graded loans monthly and makes judgments about the risk of loss based on the cash flow of the borrower, the value of any collateral and the financial strength of any guarantors. If the loan is individually analyzed and cash flow dependent, then a specific reserve is established for the discount on the net present value of expected future cash flows. If the loan is individually analyzed and collateral dependent, then any shortfall is either charged off or a specific reserve is established. The Company also considers the impacts of any Small Business Administration guarantees. The specific reserve portion of the ACL was $4,000 at June 30, 2023, while there was no specific reserve at December 31, 2022.

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

Additionally, the Company is using reasonable credit risk assumptions, based on an annual report produced by Moody’s, for the obligations of states and political subdivisions segment.

CECL requires a reasonable and supportable economic forecast when establishing the ACL. The Company estimates losses over a four quarter forecast period and has elected to revert historical loss experience over four quarters. The economic factors considered as part of the ACL were selected after a rigorous regression analysis and model selection process.

The quantitative general allowance was $2.5 million at both June 30, 2023 and January 1, 2023.

In addition to the quantitative analysis, a qualitative analysis is performed each quarter to provide additional general reserves on loan portfolios that are not individually analyzed for various factors. The overall qualitative factors are based on the following risk factors:

1)	Lending Policy, Procedures, & Strategies - Changes in policy and/or underwriting standards as well as anticipated changes are considered, and a qualitative factor is applied in accordance with the magnitude and direction (loosening/tightening) of the change. In addition, any new loan programs are also taken into consideration when evaluating this factor.
2)	Changes in Nature and Volume of the Portfolio - The composition of the Bank’s loan portfolio is assessed to evaluate possible risk changes arising from new or increasing types of loans, industries or collateral.
3)	Credit & Lending Staff/Administration - The knowledge and experience of the lending and credit personnel is assessed.
4)	Problem Loan Trends - The level of delinquency, modifications, and extensions is used to measure the trends of the risk changes within the portfolio.
5)	Concentrations - As an extension of the portfolio composition review, lending concentrations are monitored regularly. Concentrations may be measured by collateral, type, industry and geographical location.
6)	Loan Review Results - Loan reviews conducted internally as well as by outside auditors or examiners are studied for indications of possible risk changes.
7)	Collateral Values - Changes in market values of the underlying collateral are monitored on select loan types and pools. Examples could include housing, CRE or cattle prices. These variations may indicate the need for risk adjustment as future loss levels could change if liquidation becomes necessary.
8)	Regulatory and Business Environment - The impact of government fiscal and business policy as well as the regulatory environment are monitored and may result in possible adjustments to the risk factors.

In determining how to apply the weightings for the various qualitative factors, management considered which factors were not entirely considered within the base model and assessed which factors would have the highest impact on potential loan losses. Weights and risks are consistent across various segments except for instances where the risk factor is not applicable, or the segment is more or less exposed than other segments. Risk weighting is adjusted directionally based on relevancy and the ability to quantify an impact. For example, the economy and external factors were determined to have the most significant effect on the estimated losses largely because there is evidence that economic conditions are largely correlated and can explain a significant portion of historical changes in loss. Likewise, risks that are well-controlled throughout the organization, such as managerial contingencies and loan review controls require less allocation.

The qualitative analysis resulted in a general reserve of $2.9 million at June 30, 2023, compared to $2.6 million at January 1, 2023.

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

Non-interest Income:

Non-interest income was $1.4 million for each of the three months ended June 30, 2023 and June 30, 2022. Most significantly impacting non-interest income in the comparative three month periods was a $1.1 million decrease in the loss on sales and calls of securities recorded as no securities losses were recorded in the 2023 period, as well as a $1.2 million decrease in other noninterest income due to $1.2 million in gains from the termination of two derivatives contracts recorded in other non-interest income in the 2022 period. Also affecting non-interest income between the three months ended June 30, 2023 and 2022 was an increase of $110,000 in life insurance proceeds, which was partially offset by decreases of $39,000 in commissions from sales of non-deposit products, $24,000 in fees derived from loan activity and $23,000 in customer service fees.

As a percentage of average assets, annualized non-interest income was 0.66% for the three months ended June 30, 2023 compared to 0.67% for the three months ended June 30, 2022.

Non-interest Expense:

Non-interest expense was $5.5 million for the three months ended June 30, 2023, compared to $5.0 million for the three months ended June 30, 2022, an increase of 8.5%. Most significantly impacting non-interest expense in the comparative three month periods was a $280,000 increase in data processing expense due primarily to recording a $238,000 breakage fee paid to Juniata’s current core service provider as Juniata plans to convert to a new core service provider in the first quarter of 2024, as well as $209,000 in merger and acquisition expense recorded during the three months ended June 30, 2023 from the completion of the Path Valley branch acquisition in the second quarter of 2023. These increases were partially offset by a $120,000 decline in amortization of investment in low-income housing partnerships due to the completion of the amortization period for one of Juniata’s low-income housing partnership investments in January 2023.

As a percentage of average assets, annualized non-interest expense was 2.61% for the three months ended June 30, 2023 compared to 2.45% for the three months ended June 30, 2022. Excluding merger and acquisition expense, as well as the $238,000 breakage fee, annualized non-interest expense as a percentage of average assets was 2.40% for the three months ended June 30, 2023.

Provision for income taxes:

An income tax provision of $151,000 was recorded for the three months ended June 30, 2023 compared to an income tax provision of $177,000 recorded for the three months ended June 30, 2022. Juniata qualifies for a federal tax credit for investments in low-income housing partnerships. The tax credit decreased from $226,000 for the three months ended June 30, 2022 to $82,000 for the three months ended June 30, 2023 due to the completion of the amortization period for one of Juniata’s low-income housing partnership investments.

For the three months ended June 30, 2023, the tax credit lowered the effective tax rate from 15.1% to 9.7% compared to the same period in 2022, when the tax credit lowered the effective tax rate from 18.7% to 8.2%.

Comparison of the Six Months Ended June 30, 2023 and 2022

Operations Overview:

Net income for the six months ended June 30, 2023 was $3.1 million, a decrease of $1.0 million, or 23.6%, compared to the six months ended June 30, 2022, while basic and diluted earnings per share decreased by 24.4%, to $0.62, during the six months ended June 30, 2023 compared to basic and diluted earnings per share of $0.82 during the comparable 2022 period.

Annualized return on average assets for the six months ended June 30, 2023 was 0.75%, compared to 1.00% for the same period in 2022. For the six months ended June 30, annualized return on average equity was 16.87% in 2023, compared to 13.85% in 2022.

Presented below are selected key ratios for the two periods:

	Six Months Ended
	June 30,
	2023	2022
Return on average assets (annualized)	0.75%	1.00%
Return on average equity (annualized)	16.87%	13.85%
Average equity to average assets	4.46%	7.25%
Non-interest income, as a percentage of average assets (annualized)	0.62%	0.65%
Non-interest expense, as a percentage of average assets (annualized)	2.45%	2.42%

The discussion that follows further explains changes in the components of net income when comparing the six months ended June 30, 2023 to the six months ended June 30, 2022.

Net Interest Income:

Net interest income was $11.4 million during the six months ended June 30, 2023, a decrease of $527,000, or 4.4%, compared to $12.0 million recorded during the six months ended June 30, 2022.

Average earning assets increased $51.1 million, or 6.6%, to $831.7 million during the six months ended June 30, 2023, compared to the same period in 2022, due primarily to an increase of $69.5 million, or 16.5%, in average loans. The increase in average loans was partially offset by a decline of $15.4 million, or 4.4%, in average investment securities as the amortization on the mortgage-backed securities portfolio was used to fund loan growth rather than being reinvested into the securities portfolio. Average interest bearing liabilities increased by $31.0 million, or 5.5%, during the six months ended June 30, 2023 compared to the comparable 2022 period, due primarily to growth in average short-term borrowings, which were also used to fund loan growth. The yield on average loans and investment securities increased by 32 basis points and 18 basis points, respectively, in the six months ended June 30, 2023 compared to the six months ended June 30, 2022, while the cost of short-term borrowings over the same period increased by 170 basis points primarily due to the increase in market interest rates as both the prime rate and federal funds target range increased by 350 basis points between periods. The yield on earning assets increased 44 basis points, to 3.86%, in the six months ended June 30, 2023 compared to the six months ended June 30, 2022, while the cost to fund interest earning assets with interest bearing liabilities increased 105 basis points, to 1.51%.

The net interest margin, on a fully tax equivalent basis, decreased from 3.12% during the six months ended June 30, 2022, to 2.81% during the six months ended June 30, 2023.

The table below shows the net interest margin on a fully tax-equivalent basis for the six months ended June 30, 2023 and 2022.

	Six Months Ended			Six Months Ended
(Dollars in thousands)	June 30, 2023			June 30, 2022			Increase (Decrease) Due To (6)
	Average		Yield/	Average		Yield/
	Balance(1)	Interest	Rate	Balance(1)	Interest	Rate	Volume	Rate	Total
ASSETS
Interest earning assets:
Loans:
Taxable loans (5)	$461,980	$12,201	5.33%	$394,035	$9,778	5.00%	$1,700	$723	$2,423
Tax-exempt loans	28,662	428	3.01	27,069	382	2.84	23	23	46
Total loans	490,642	12,629	5.19	421,104	10,160	4.87	1,723	746	2,469
Investment securities:
Taxable investment securities	329,693	3,159	1.92	344,487	2,986	1.73	(128)	301	173
Tax-exempt investment securities	6,795	73	2.15	7,425	80	2.15	(7)	—	(7)
Total investment securities	336,488	3,232	1.92	351,912	3,066	1.74	(135)	301	166

Interest bearing deposits	4,552	45	1.98	7,535	25	0.68	(10)	30	20
Federal funds sold	—	—	—	—	—	0.00	—	—	—
Total interest earning assets	831,682	15,906	3.86	780,551	13,251	3.42	1,578	1,077	2,655

Other assets (7)	1,062			35,871
Total assets	$832,744			$816,422

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing demand deposits (2)	$212,376	1,029	0.98	$241,561	276	0.23	$(34)	$787	$753
Savings deposits	139,105	34	0.05	149,365	37	0.05	(3)	—	(3)
Time deposits	174,172	2,265	2.62	139,129	699	1.01	178	1,388	1,566
Short-term and long-term borrowings and other interest bearing liabilities	69,371	1,137	3.31	34,005	271	1.61	284	582	866
Total interest bearing liabilities	595,024	4,465	1.51	564,060	1,283	0.46	425	2,757	3,182

Non-interest bearing liabilities:
Demand deposits	194,583			188,108
Other	6,020			5,060
Stockholders’ equity	37,117			59,194
Total liabilities and stockholders’ equity	$832,744			$816,422
Net interest income and net interest rate spread		$11,441	2.35%		$11,968	2.96%	$1,153	$(1,680)	$(527)
Net interest margin on interest earning assets (3)			2.77%			3.09%
Net interest income and net interest margin - Tax equivalent basis (4)		$11,574	2.81%		$12,091	3.12%

Notes:

1)	Average balances were calculated using a daily average.
2)	Includes interest-bearing demand and money market accounts.
3)	Net margin on interest earning assets is net interest income divided by average interest earning assets.
4)	Interest on obligations of states and municipalities is not subject to federal income tax. To make the net yield comparable on a fully taxable basis, a tax equivalent adjustment is applied against the tax-exempt income utilizing a federal tax rate of 21%.
5)	Non-accruing loans are included in the above table until they are charged off.
6)	The change in interest due to rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
7)	Includes gross unrealized gains (losses) on securities available for sale.

Provision for Loan Losses:

A credit loss expense of $290,000 was recorded for the six months ended June 30, 2023, compared to a provision expense of $250,000 for the six months ended June 30, 2022. While Juniata continued to experience favorable asset quality trends, elevated qualitative risk factors, including economic uncertainty, national delinquency trends and the effects of the increasing interest rate environment, in addition to loan growth, were considered.

Management regularly reviews the adequacy of the allowance for loan losses and makes assessments as to specific loan impairment, charge-off expectations, general economic conditions in the Bank’s market area, specific loan quality and other factors. See the earlier discussion in the Financial Condition section explaining the information used to determine the provision.

Non-interest Income:

Non-interest income was $2.6 million during the six months ended June 30, 2023 compared to $2.7 million during the six months ended June 30, 2022, a decrease of $66,000, or 2.5%.

Most significantly impacting the comparative six month periods was a $1.1 million decline in the loss on sales and calls of securities due to the execution of a balance sheet and regulatory capital management strategy in 2022 in which $1.1 million in securities losses were offset by $1.2 million in gains from the termination of two derivatives contracts, recorded in other non-interest income. Also impacting the comparative six month periods was a $110,000 increase in life insurance proceeds during the six months ended June 30, 2023 compared to the six months ended June 30, 2022, which was offset by decreases of $61,000 in fees derived from loan activity, $57,000 in customer service fees and $48,000 in commissions from sales of non-deposit products.

As a percentage of average assets, annualized non-interest income was 0.62% in the first six months of 2023 compared to 0.65% in the comparable 2022 period.

Non-interest Expense:

Non-interest expense was $10.2 million during the six months ended June 30, 2023 compared to $9.9 million during the six months ended June 30, 2022, an increase of $322,000, or 3.3%.

Most significantly impacting non-interest expense in the comparative six month periods was a $298,000 increase in data processing expense primarily due to a $238,000 breakage fee paid to Juniata’s current core service provider as Juniata plans to convert to a new core service provider in the first quarter of 2024, as well as a $209,000 increase in merger and acquisition expense due to the completion of the Path Valley branch acquisition in the second quarter of 2023. These increases were partially offset by a decline of $208,000 in low-income housing partnership amortization expense during the six months ended June 30, 2023 versus the comparable 2022 period due to the completion of the 10-year amortization period in January 2023 for one of Juniata’s low-income housing partnership investments.

As a percentage of average assets, annualized non-interest expense was 2.45% during the six months ended June 30, 2023 compared to 2.42% during the six months ended June 30, 2022.

Provision for income taxes:

An income tax provision of $398,000 was recorded during the six months ended June 30, 2023 compared to an income tax expense of $386,000 recorded during the six months ended June 30, 2022.

The Company qualifies for a federal tax credit for a low-income housing project investment, and the tax provisions for each period reflected the application of the tax credit. The tax credit decreased from $451,000 for the six months ended

June 30, 2022 to $202,000 for the six months ended June 30, 2023 due to the completion of the amortization period for one of Juniata’s low-income housing partnership investments. The tax credit lowered the effective tax rate from 17.0% to 11.3% during the six months ended June 30, 2023 compared to the same period in 2022, when the tax credit lowered the effective tax rate from 18.7% to 8.6%.

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

The Company is a member of the Federal Home Loan Bank of Pittsburgh for the purpose of providing short-term liquidity to supplement other sources of liability liquidity. During the six months ended June 30, 2023, overnight borrowings from the FHLB averaged $22.8 million. As of June 30, 2023, the Company had $17.0 million in short-term borrowings and $20.0 million in long-term debt with the Federal Home Loan Bank, with a remaining unused borrowing capacity of $183.7 million with the FHLB.

As of June 30, 2023, the Company had $16.0 million in short-term borrowings with the Federal Reserve’s Bank Term Funding Program (“BTFP”) with a remaining unused borrowing capacity at the Federal Reserve of $68.0 million. The Company opted to utilize the additional contingent liquidity source by taking advantage of its advantageous borrowing rate.

The Company also has two unsecured lines of credit with correspondent banks totaling $16.0 million, of which no funds were drawn at June 30, 2023.

Funding derived from securities sold under agreements to repurchase (accounted for as collateralized financing transactions) is available through corporate cash management accounts for business customers. This product provides the Company with the ability to pay interest on corporate checking accounts.

During the first quarter of 2023, the Company increased its internal policy limit for brokered deposits to $175.0 million from $100.0 million. As of June 30, 2023, the company had no brokered deposits.

At June 30, 2023, uninsured deposits represented 21.0% of the Company’s total deposits. This amount excludes deposits of state and political subdivisions because the Company pledges debt securities for deposits in excess of the $250,000 FDIC insurance limit.

In view of the sources previously mentioned and the steps taken by the Company during the first half of 2023, management believes the Company’s liquidity can provide the funds needed to meet operational cash needs.

Off-Balance Sheet Arrangements:

The Company’s consolidated financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk, credit risk and interest rate risk. These commitments consist mainly of loans approved but not yet funded, unused lines of credit and outstanding letters of credit. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third-party. Generally, financial and performance letters of credit have expiration dates within one year of issuance, while commercial letters of credit have longer term commitments. The credit risk involved in issuing letters of credit is essentially the same as the risks that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. As of June 30, 2023 and December 31, 2022, the Company had $2.5 million and $2.6 million, respectively, of financial and performance letters of credit commitments outstanding. Commercial letters of credit as of June 30, 2023 and December 31, 2022 totaled $9.9 million and $9.8 million, respectively.

Management believes the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding letters of credit. The current amount of the liability as of June 30, 2023 for payments under letters of credit issued was not material. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk.

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

The Basel III risk-based capital standards require financial institutions to maintain: (a) a minimum ratio of common equity tier 1 (“CET1”) to risk-weighted assets of at least 4.5%, (b) a minimum ratio of tier 1 capital to risk-weighted assets of at least 6.0%; (c) a minimum ratio of total (that is, tier 1 plus tier 2) capital to risk-weighted assets of at least 8.0%; and (d) a minimum leverage ratio of 3.0%, calculated as the ratio of tier 1 capital balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter). In addition, the rules also limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” of 2.5% above the minimum risk-based standards stated in (a) - (c).

At June 30, 2023, the Bank exceeded the regulatory requirements to be considered a "well capitalized" financial institution under Basel III, as well as exceeded the capital conservation buffer of 2.5% for the risk-based capital standards stated in (a) – (c) in the paragraph above.

The Company’s principal source of funds for dividend payments is dividends received from the Bank. Certain regulatory restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. At June 30, 2023, $36.0 million in undistributed earnings of the Bank, included in the consolidated stockholders’ equity, was available for distribution to the Company as dividends without prior regulatory approval, subject to regulatory capital requirements.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2023, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined by the Securities Exchange Act of 1934 (“Exchange Act”), Rule 13a-15(e). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting.

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

Recent events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, March 12, 2023 and May 1, 2023, the Federal Deposit Insurance Corporation took control and was appointed receiver of Silicon Valley Bank (“SVB”), Signature Bank and First Republic Bank (“First Republic”), respectively, after each bank was unable to continue its operations largely due to concerns about each bank’s liquidity position. These events exposed potential vulnerabilities in the banking sector, including liquidity concerns, debt securities in bank investment portfolios yielding lower interest rates  than current market rates (when the carrying value of these securities are “marked to market”, a corresponding decrease in the bank’s capital is recorded), deposit concentrations,  a decline in customer confidence in individual banks and in the banking industry in general, significant deposit outflows, difficulty in raising additional capital, market volatility and contagion risk. These factors have also caused market prices of regional bank stocks to decline.

To date, the Company has not experienced any adverse impact to current and projected business operations, financial condition and results of operations as a result of the SVB, Signature Bank, First Republic or other recent bank failures. However, we are unable to predict the extent or nature of the impacts of these evolving circumstances at this time. If, for example, other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, the Company’s ability to access existing cash, cash equivalents and investments may be threatened. Therefore, while it is not currently possible to predict the potential impact that the failure of SVB, Signature Bank, First Republic or other bank failures could have on economic activity or the Company’s business in particular, the failure of other banks and financial institutions and the measures taken by governments, businesses and other organizations in response to these events could adversely impact the Company’s business, financial condition and results of operations.

Item 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company periodically repurchases shares of its common stock under a share repurchase program approved by the Board of Directors. The program will remain authorized until all approved shares are repurchased, unless terminated by the Board of Directors. As of June 30, 2023, 207,743 shares remained available to purchase under that program. There were no transactions pursuant to the repurchase program in the three month period ended June 30, 2023.

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

Juniata Valley Financial Corp.
(Registrant)

Date:	AUGUST 14, 2023	By:	/s/ Marcie A. Barber
Marcie A. Barber, President
Chief Executive Officer
(Principal Executive Officer)

Date:	August 14, 2023	By:	/s/ Michael W. Wolf
Michael W. Wolf
Chief Financial Officer
(Principal Accounting Officer and
Principal Financial Officer)