Form 10-Q
period 2023-09-30
JUNIATA VALLEY FINANCIAL CORP
filed 2023-11-13
CIK 714712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes        ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2023
Common Stock ($1.00 par value)	4,991,129 shares

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Financial Condition

(Dollars in thousands, except share data)	September 30, 2023	December 31, 2022
ASSETS
Cash and due from banks	$27,377	$10,856
Interest bearing deposits with banks	390	143
Cash and cash equivalents	27,767	10,999
Equity securities	978	1,056
Debt securities available for sale	66,527	73,536
Debt securities held to maturity (fair value $189,221 and $209,887, respectively)	202,646	209,565
Restricted investment in bank stock	2,476	3,666
Total loans	514,132	484,512
Less: Allowance for credit losses	(5,586)	(4,027)
Total loans, net of allowance for credit losses	508,546	480,485
Premises and equipment, net	8,131	8,190
Other real estate owned	39	—
Bank owned life insurance and annuities	14,783	15,197
Investment in low income housing partnerships	1,234	1,507
Core deposit and other intangible assets	368	121
Goodwill	9,812	9,047
Mortgage servicing rights	84	92
Deferred tax asset	12,099	11,838
Accrued interest receivable and other assets	7,178	5,576
Total assets	$862,668	$830,875
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$200,619	$199,131
Interest bearing	556,823	512,381
Total deposits	757,442	711,512
Short-term borrowings and repurchase agreements	39,638	55,710
Long-term debt	20,000	20,000
Other interest bearing liabilities	941	1,011
Accrued interest payable and other liabilities	6,512	5,693
Total liabilities	824,533	793,926
Commitments and contingent liabilities
Stockholders’ Equity:
Preferred stock, no par value: Authorized - 500,000 shares, none issued	—	—
Common stock, par value $1.00 per share: Authorized 20,000,000 shares; Issued - 5,151,279 shares at September 30, 2023 and December 31, 2022; Outstanding - 5,018,129 shares at September 30, 2023 and 5,003,059 shares at December 31, 2022	5,151	5,151
Surplus	24,887	24,986
Retained earnings	51,978	51,217
Accumulated other comprehensive loss	(41,601)	(41,867)
Cost of common stock in Treasury: 133,150 shares at September 30, 2023; 148,220 shares at December 31, 2022	(2,280)	(2,538)
Total stockholders’ equity	38,135	36,949
Total liabilities and stockholders’ equity	$862,668	$830,875

See Notes to Consolidated Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Income (Unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except share data)	September 30,		September 30,
	2023	2022	2023	2022
Interest and dividend income:
Loans, including fees	$6,940	$5,286	$19,569	$15,446
Taxable securities	1,525	1,493	4,684	4,479
Tax-exempt securities	36	37	109	117
Other interest income	24	55	69	80
Total interest income	8,525	6,871	24,431	20,122
Interest expense:
Deposits	2,286	680	5,614	1,692
Short-term borrowings and repurchase agreements	431	70	1,314	105
Long-term debt	119	118	353	352
Other interest bearing liabilities	9	4	29	6
Total interest expense	2,845	872	7,310	2,155
Net interest income	5,680	5,999	17,121	17,967
Provision for credit losses	121	100	411	350
Net interest income after provision for credit losses	5,559	5,899	16,710	17,617
Non-interest income:
Customer service fees	356	394	1,018	1,113
Debit card fee income	436	422	1,293	1,267
Earnings on bank-owned life insurance and annuities	57	53	167	164
Trust fees	123	128	381	378
Commissions from sales of non-deposit products	87	86	255	302
Fees derived from loan activity	124	220	295	452
Mortgage banking income	12	11	35	24
Gain (loss) on sales and calls of securities	—	(378)	—	(1,452)
Change in value of equity securities	(14)	(30)	(78)	(110)
Gain from life insurance proceeds	—	329	161	380
Other non-interest income	120	75	366	1,450
Total non-interest income	1,301	1,310	3,893	3,968
Non-interest expense:
Employee compensation expense	2,167	2,112	6,333	6,347
Employee benefits	429	544	1,913	1,858
Occupancy	312	298	964	948
Equipment	162	187	493	546
Data processing expense	699	665	2,226	1,894
Professional fees	211	223	634	587
Taxes, other than income	(7)	106	158	370
FDIC Insurance premiums	157	143	352	307
Gain on other real estate owned	—	—	—	(7)
Amortization of intangible assets	25	14	56	41
Amortization of investment in low-income housing partnerships	81	200	273	600
Merger and acquisition expense	18	—	227	—
Other non-interest expense	505	495	1,344	1,388
Total non-interest expense	4,759	4,987	14,973	14,879
Income before income taxes	2,101	2,222	5,630	6,706
Income tax provision	310	102	708	488
Net income	$1,791	$2,120	$4,922	$6,218
Earnings per share
Basic	$0.36	$0.42	$0.98	$1.24
Diluted	$0.36	$0.42	$0.98	$1.24

See Notes to Consolidated Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended September 30,
	2023			2022
(Dollars in thousands)	Pre-Tax	Tax	Net of Tax	Pre-Tax	Tax	Net of Tax
	Amount	Effect	Amount	Amount	Effect	Amount
Net income	$2,101	$(310)	$1,791	$2,222	$(102)	$2,120
Other comprehensive income (loss):
Securities
Available for sale securities
Unrealized holding loss arising during the period	(684)	144	(540)	(16,284)	3,419	(12,865)
Reclassification adjustment for losses included in net income (1) (3)	—	—	—	378	(79)	299
Held to maturity securities
Amortization of unrealized holding losses on held to maturity securities (3) (4)	1,217	(265)	952	—	—	—
Cash Flow Hedge
Unrealized gain on cash flow hedge	—	—	—	81	(17)	64
Reclassification adjustment for gain included in net income (2) (3)	—	—	—	(86)	18	(68)
Other comprehensive income (loss)	533	(121)	412	(15,911)	3,341	(12,570)
Total comprehensive income (loss)	$2,634	$(431)	$2,203	$(13,689)	$3,239	$(10,450)

	Nine Months Ended September 30,
	2023			2022
(Dollars in thousands)	Pre-Tax	Tax	Net-of-Tax	Pre-Tax	Tax	Net-of-Tax
	Amount	Effect	Amount	Amount	Effect	Amount
Net income	$5,630	$(708)	$4,922	$6,706	$(488)	$6,218
Other comprehensive income (loss):
Securities
Available for sale securities
Unrealized holding loss arising during the period	(2,925)	614	(2,311)	(51,349)	10,783	(40,566)
Reclassification adjustment for losses included in net income (1) (3)	—	—	—	1,452	(305)	1,147
Held to maturity securities
Amortization of unrealized holding losses on held to maturity securities (3) (4)	3,563	(775)	2,788	—	—	—
Cash Flow Hedge
Unrealized gain on cash flow hedge	2	(1)	1	1,195	(251)	944
Reclassification adjustment for gain included in net income (2) (3)	(269)	57	(212)	(1,317)	277	(1,040)
Other comprehensive income (loss)	371	(105)	266	(50,019)	10,504	(39,515)
Total comprehensive income (loss)	$6,001	$(813)	$5,188	$(43,313)	$10,016	$(33,297)
(1)	Amounts are included in gain (loss) on sales and calls of securities on the Consolidated Statements of Income as a separate element within total non-interest income.
(2)	Amounts are included in interest expense on short-term borrowings and repurchase agreements and in other non-interest income on the Consolidated Statements of Income.
(3)	Income tax amounts are included in the provision for income taxes on the Consolidated Statements of Income.
(4)	Amounts included in interest income on the Consolidated Statements of Income.

See Notes to Consolidated Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Stockholders’ Equity (Unaudited)

	Three months ended September 30, 2023
					Accumulated
	Number				Other		Total
(Dollars in thousands, except share data)	of Shares	Common		Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Surplus	Earnings	Income (Loss)	Stock	Equity
Balance, July 1, 2023	5,018,129	$5,151	$24,852	$51,291	$(42,013)	$(2,280)	$37,001
Net income				1,791			1,791
Other comprehensive income					412		412
Cash dividends at $0.22 per share				(1,104)			(1,104)
Stock-based compensation			35				35
Balance, September 30, 2023	5,018,129	$5,151	$24,887	$51,978	$(41,601)	$(2,280)	$38,135

	Nine months ended September 30, 2023
					Accumulated
	Number				Other		Total
(Dollars in thousands, except share data)	of Shares	Common		Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Surplus	Earnings	Income (Loss)	Stock	Equity
Balance, January 1, 2023	5,003,059	$5,151	$24,986	$51,217	$(41,867)	$(2,538)	$36,949
Cumulative effect of change in accounting principle (Note 2)				(854)			(854)
Net income				4,922			4,922
Other comprehensive income					266		266
Cash dividends at $0.66 per share				(3,307)			(3,307)
Stock-based compensation			106				106
Purchase of treasury stock	(569)					(9)	(9)
Treasury stock issued for stock plans	15,639		(205)			267	62
Balance, September 30, 2023	5,018,129	$5,151	$24,887	$51,978	$(41,601)	$(2,280)	$38,135

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Stockholders’ Equity (Unaudited)

	Three months ended September 30, 2022
					Accumulated
	Number				Other		Total
(Dollars in thousands, except share data)	of Shares	Common		Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Surplus	Earnings	Loss	Stock	Equity
Balance, July 1, 2022	5,003,059	$5,151	$24,926	$49,196	$(30,310)	$(2,538)	$46,425
Net income				2,120			2,120
Other comprehensive loss					(12,570)		(12,570)
Cash dividends at $0.22 per share				(1,100)			(1,100)
Stock-based compensation			30				30
Balance, September 30, 2022	5,003,059	$5,151	$24,956	$50,216	$(42,880)	$(2,538)	$34,905

	Nine months ended September 30, 2022
					Accumulated
	Number				Other		Total
(Dollars in thousands, except share data)	of Shares	Common		Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Surplus	Earnings	Loss	Stock	Equity
Balance, January 1, 2022	4,988,542	$5,151	$25,008	$47,298	$(3,365)	$(2,802)	$71,290
Net income				6,218			6,218
Other comprehensive loss					(39,515)		(39,515)
Cash dividends at $0.66 per share				(3,300)			(3,300)
Stock-based compensation			146				146
Purchase of treasury stock	(995)					(3)	(3)
Treasury stock issued for stock plans	15,512		(198)			267	69
Balance, September 30, 2022	5,003,059	$5,151	$24,956	$50,216	$(42,880)	$(2,538)	$34,905

See Notes to Consolidated Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)	Nine Months Ended September 30,
	2023	2022
Operating activities:
Net income	$4,922	$6,218
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	411	350
Depreciation	429	480
Net amortization of securities premiums	101	370
Net amortization of loan origination (costs) fees	(85)	405
Deferred net loan origination costs	(402)	(468)
Amortization of intangibles	56	41
Amortization of investment in low income housing partnerships	273	600
Net amortization of purchase fair value adjustments	(5)	(84)
Net realized (gain) loss on sales and calls of available for sale securities	—	1,452
Change in value of equity securities	78	110
Net gain on other real estate owned	—	(7)
Earnings on bank owned life insurance and annuities	(167)	(164)
Deferred income tax expense (benefit)	25	(49)
Stock-based compensation expense	106	146
Proceeds from mortgage loans sold to others	42	48
Mortgage banking income	(35)	(24)
Gain from life insurance proceeds	(161)	(380)
Increase in accrued interest receivable and other assets	(2,001)	(1,251)
Decrease in accrued interest payable and other liabilities	743	87
Net cash provided by operating activities	4,330	7,880
Investing activities:
Purchases of:
Securities available for sale	—	(53,295)
FHLB stock	—	(988)
Premises and equipment	(140)	(362)
Bank owned life insurance and annuities	(28)	(28)
Proceeds from:
Sales of debt securities available for sale	—	23,271
Maturities of and principal repayments on securities available for sale	3,984	26,478
Maturities of and principal repayments on securities held to maturity	10,481	—
Redemption of FHLB stock	1,190	—
Life insurance claims	770	2,285
Sale of other real estate owned	—	94
Sale of fixed assets	21	—
Net decrease in interest bearing time deposits with banks	—	735
Net increase in loans	(29,121)	(43,964)
Net cash received in acquisition	17,384	—
Net cash provided by (used in) investing activities	4,541	(45,774)
Financing activities:
Net increase in deposits	27,223	9,387
Net (decrease) increase in short-term borrowings and securities sold under agreements to repurchase	(16,072)	31,642
Cash dividends	(3,307)	(3,300)
Purchase of treasury stock	(9)	(3)
Treasury stock issued for employee stock plans	62	69
Net cash provided by financing activities	7,897	37,795
Net increase (decrease) in cash and cash equivalents	16,768	(99)
Cash and cash equivalents at beginning of year	10,999	13,526
Cash and cash equivalents at end of period	$27,767	$13,427
Supplemental information:
Interest paid	$6,552	$2,169
Income tax paid	710	400
Supplemental schedule of noncash investing and financing activities:
Transfer of loans to other real estate owned	$39	$30

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

In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2023 are not necessarily indicative of the results that can be expected for the year ending December 31, 2023. For further information, refer to the consolidated financial statements and notes thereto included in Juniata Valley Financial Corp.’s Annual Report on Form 10-K (“Annual Report”) for the year ended December 31, 2022.

The Company has evaluated events and transactions occurring subsequent to the consolidated statement of financial condition date of September 30, 2023 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

2. RECENT ACCOUNTING STANDARDS UPDATES

Adoption of New Accounting Standards:

ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

On, January 1, 2023, the Company adopted ASC 326, as amended, which replaces the incurred loss methodology with an expected loss methodology referred to as the current expected credit loss (“CECL”) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including  held to maturity debt securities and loan receivables (see Notes 5 and 6, respectively). It also applies to certain off-balance sheet (“OBS”) credit exposures such as unfunded commitments. In addition, ASC 326 made changes to the accounting for available for sale debt securities. One such change is to require credit losses on such securities to be presented as an allowance rather than as a write-down on available for sale debt securities that management does not intend to sell or does not believe will be required to be sold.

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

3. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Components of accumulated other comprehensive income (loss), net of tax, consisted of the following:

		Unrealized	Unrealized
	Gains	Gains	Gains
(Dollars in thousands)	(Losses) on	(Losses) on	(Losses) on
	Cash Flow	AFS	HTM
September 30, 2023	Hedges	Securities	Securities	Total
Beginning balance, December 31, 2022	$211	$(6,161)	$(35,917)	$(41,867)
Current period other comprehensive income (loss):
Other comprehensive income before reclassification	1	(2,311)	—	(2,310)
Amounts reclassified from accumulated other comprehensive income (loss)	(212)	—	2,788	2,576
Net current period other comprehensive income (loss)	(211)	(2,311)	2,788	266
Ending balance, September 30, 2023	$—	$(8,472)	$(33,129)	$(41,601)

		Unrealized
	Gains	Gains
(Dollars in thousands)	(Losses) on	(Losses) on
	Cash Flow	AFS
September 30, 2022	Hedges	Securities	Total
Beginning balance, December 31, 2021	$427	$(3,792)	$(3,365)
Current period other comprehensive income (loss):
Other comprehensive income (loss) before reclassification	944	(40,566)	(39,622)
Amounts reclassified from accumulated other comprehensive income (loss)	(1,040)	1,147	107
Net current period other comprehensive loss	(96)	(39,419)	(39,515)
Ending balance, September 30, 2022	$331	$(43,211)	$(42,880)

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

The following tables set forth the computation of basic and diluted earnings per share:

(Amounts in thousands, except earnings per share data)	Three Months Ended September 30,
	2023	2022
Net income	$1,791	$2,120
Weighted-average common shares outstanding	5,018	5,003
Basic earnings per share	0.36	0.42

Weighted-average common shares outstanding	$5,018	$5,003
Common stock equivalents due to effect of stock options	9	9
Total weighted-average common shares and equivalents	$5,027	$5,012
Diluted earnings per share	$0.36	$0.42
Anti-dilutive stock options outstanding	—	—

(Amounts in thousands, except earnings per share data)	Nine months ended September 30,
	2023	2022
Net income	$4,922	$6,218
Weighted-average common shares outstanding	5,014	4,999
Basic earnings per share	0.98	1.24

Weighted-average common shares outstanding	$5,014	$4,999
Common stock equivalents due to effect of stock options	8	9
Total weighted-average common shares and equivalents	$5,022	$5,008
Diluted earnings per share	$0.98	$1.24
Anti-dilutive stock options outstanding	2	1

5. SECURITIES

Equity Securities

Equity securities owned by the Company consist of common stock of various financial services providers. ASC Topic 321, Investments – Equity Securities requires all equity securities within its scope to be measured at fair value with changes in fair value recognized in net income. As of September 30, 2023, the Company had $978,000 in equity securities recorded at fair value and $1.1 million in equity securities were recorded at fair value at December 31, 2022. The Company recorded net losses of $14,000 and $78,000 during the three and nine months ended September 30, 2023 and net losses of $30,000 and $110,000 during the three and nine months ended September 30 2022, due to changes in the fair value of the Company’s portfolio of equity securities during the applicable periods.

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

The Company reassessed classification of certain investments and, effective October 1, 2022, transferred $28.4 million of obligations of U.S. Government sponsored enterprises and $183.9 million in mortgage-backed securities from the available for sale to the held to maturity security classification. The transfer occurred at fair value. The combined related unrealized loss of $46.8 million, included in other comprehensive income, remained in other comprehensive income following the transfer and is being amortized out of other comprehensive income with an offsetting entry to interest income as a yield adjustment through earnings over the remaining term of the securities. No gain or loss was recorded at the time of transfer.

The Company’s debt securities portfolio includes primarily bonds issued by U.S. Government sponsored enterprises (approximately 16% of the investment portfolio), mortgage-backed securities issued by Government-sponsored entities and backed by residential mortgages (approximately 76%), corporate debt securities (approximately 5%) and municipal bonds (approximately 3%) as of September 30, 2023. Most of the municipal bonds are general obligation bonds with maturities or pre-refunding dates within 5 years.

At each of September 30, 2023 and December 31, 2022, excluding securities of the U.S. Government and its agencies, the Company had holdings of securities from two issuers in excess of 10% of stockholders’ equity; holdings in Federal Farm Credit Bank and Pennsylvania Housing Finance securities had fair values of $10.8 million and $5.1 million, respectively, as of September 30, 2023, and $10.9 million and $6.1 million, respectively, as of December 31, 2022.

The amortized cost and fair value of debt securities as of September 30, 2023 and December 31, 2022, by contractual maturity, are shown in the tables below. Expected maturities may differ from contractual maturities because the securities may be called or prepaid, with or without prepayment penalties. Securities not due at a single maturity date are shown separately.

(Dollars in thousands)	September 30, 2023
			Gross	Gross
	Amortized	Fair	Unrealized	Unrealized
Debt Securities Available for Sale	Cost	Value	Gains	Losses
Obligations of U.S. Government sponsored enterprises
After one year but within five years	$15,500	$13,727	$—	$(1,773)
	15,500	13,727	—	(1,773)
Obligations of state and political subdivisions
Within one year	490	490	—	—
After one year but within five years	2,761	2,595	—	(166)
After five years but within ten years	4,613	3,628	—	(985)
	7,864	6,713	—	(1,151)
Corporate debt securities
After one year but within five years	4,625	3,962	—	(663)
After five years but within ten years	13,000	9,412	—	(3,588)
	17,625	13,374	—	(4,251)
Mortgage-backed securities	36,263	32,713	—	(3,550)
Total	$77,252	$66,527	$—	$(10,725)

(Dollars in thousands)	September 30, 2023
			Gross	Gross
	Amortized	Fair	Unrecognized	Unrecognized
Debt Securities Held to Maturity	Cost	Value	Gains	Losses
Obligations of U.S. Government sponsored enterprises
After one year but within five years	$15,766	$15,316	$—	$(450)
After five years but within ten years	13,517	12,949	—	(568)
	29,283	28,265	—	(1,018)
Mortgage-backed securities	173,363	160,956	—	(12,407)
Total	$202,646	$189,221	$—	$(13,425)

(Dollars in thousands)	December 31, 2022
			Gross	Gross
	Amortized	Fair	Unrealized	Unrealized
Debt Securities Available for Sale	Cost	Value	Gains	Losses
Obligations of U.S. Government sponsored enterprises
After one year but within five years	$15,500	$13,705	$—	$(1,795)
	15,500	13,705	—	(1,795)
Obligations of state and political subdivisions
After one year but within five years	4,076	3,924	—	(152)
After five years but within ten years	4,608	3,755	—	(853)
	8,684	7,679	—	(1,005)
Corporate debt securities
After one year but within five years	4,673	4,190	—	(483)
After five years but within ten years	13,000	11,151	—	(1,849)
	17,673	15,341	—	(2,332)
Mortgage-backed securities	39,479	36,811	—	(2,668)
Total	$81,336	$73,536	$—	$(7,800)

(Dollars in thousands)	December 31, 2022
			Gross	Gross
	Amortized	Fair	Unrecognized	Unrecognized
Debt Securities Held to Maturity	Cost	Value	Gains	Losses
Obligations of U.S. Government sponsored enterprises
After one year but within five years	$13,039	$13,067	$28	$—
After five years but within ten years	15,561	15,605	56	(12)
	28,600	28,672	84	(12)
Mortgage-backed securities	180,965	181,215	1,682	(1,432)
Total	$209,565	$209,887	$1,766	$(1,444)

Certain obligations of the U.S. Government and state and political subdivisions, as well as mortgage-backed securities are pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law. The carrying value of the pledged assets was $174.3 million and $102.3 million on September 30, 2023 and December 31, 2022, respectively.

In addition to cash received from the scheduled maturities of investment securities, some securities available for sale are sold or called at current market values during normal operations. The Bank sold $24.7 million, par value, of subordinated debt of unconsolidated financial institutions, classified as corporate debt securities, at a loss of $1.5 million during the nine months ended September 30, 2022 due to the adverse regulatory impact of substantial (relative to capital) holdings of subordinated debt.

There were no sales of securities during the three or nine months ended September 30, 2023. There was one called security during the three months ended September 30, 2023 and two called securities during the nine months ended September 30, 2023. The proceeds from these calls were immaterial to the financial statements. The following table summarizes proceeds received from sales or calls of available for sale investment securities transactions and the resulting realized gains and losses during the three and nine months ended September 30, 2022.

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Gross proceeds from sales and calls of securities	$—	$6,137	$—	$23,271
Gross realized gains from sold and called securities	$—	$—	—	25
Gross realized losses from sold and called securities	—	(378)	—	(1,477)
Net gains (losses) from sales and calls of securities	$—	$(378)	$—	$(1,452)

The following tables summarize debt securities with unrealized and unrecognized losses at September 30, 2023 and December 31, 2022, aggregated by category and length of time in a continuous unrealized loss position.

	Unrealized Losses at September 30, 2023
	Less Than 12 Months			12 Months or More			Total
(Dollars in thousands)	Number			Number			Number
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Securities available for sale
Obligations of U.S. Government sponsored enterprises	—	$—	$—	3	$13,727	$(1,773)	3	$13,727	$(1,773)
Obligations of state and political subdivisions	2	1,429	(48)	7	4,794	(1,103)	9	6,223	(1,151)
Corporate debt securities	—	—	—	9	13,374	(4,251)	9	13,374	(4,251)
Mortgage-backed securities	—	—	—	34	32,713	(3,550)	34	32,713	(3,550)
Total temporarily impaired securities available for sale	2	$1,429	$(48)	53	$64,608	$(10,677)	55	$66,037	$(10,725)
Securities held to maturity
Obligations of U.S. Government sponsored enterprises	7	$28,265	$(1,018)	—	$—	$—	7	$28,265	$(1,018)
Mortgage-backed securities	35	114,476	(5,763)	15	46,480	(6,644)	50	160,956	(12,407)
Total temporarily impaired securities held to maturity	42	$142,741	$(6,781)	15	$46,480	$(6,644)	57	$189,221	$(13,425)
Total	44	$144,170	$(6,829)	68	$111,088	$(17,321)	112	$255,258	$(24,150)

	Unrealized Losses at December 31, 2022
	Less Than 12 Months			12 Months or More			Total
(Dollars in thousands)	Number			Number			Number
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Securities available for sale
Obligations of U.S. Government sponsored enterprises	1	$2,456	$(44)	2	$11,248	$(1,751)	3	$13,704	$(1,795)
Obligations of state and political subdivisions	4	2,781	(20)	7	4,898	(985)	11	7,679	(1,005)
Corporate debt securities	5	9,831	(1,669)	4	5,510	(663)	9	15,341	(2,332)
Mortgage-backed securities	33	36,493	(2,630)	1	319	(38)	34	36,812	(2,668)
Total temporarily impaired securities available for sale	43	$51,561	$(4,363)	14	$21,975	$(3,437)	57	$73,536	$(7,800)
Securities held to maturity
Obligations of U.S. Government sponsored enterprises	1	$3,463	$(12)	—	$—	$—	1	$3,463	$(12)
Mortgage-backed securities	9	21,643	(392)	12	48,788	(1,040)	21	70,431	(1,432)
Total temporarily impaired securities held to maturity	10	$25,106	$(404)	12	$48,788	$(1,040)	22	$73,894	$(1,444)
Total	53	$76,667	$(4,767)	26	$70,763	$(4,477)	79	$147,430	$(9,244)

At September 30, 2023, ten obligations of U.S. Government sponsored enterprises, nine obligations of state and political subdivisions, nine corporate debt securities, and eighty-four mortgage-backed securities had unrealized losses. Sixty-eight of these securities have been in a continuous loss position for twelve months or more. The mortgage-backed securities in the Company’s portfolio are government sponsored enterprise (“GSE”) pass-through instruments issued by the Federal National Mortgage Association (“FNMA”) or Federal Home Loan Mortgage Corporation (“FHLMC”), which guarantees the timely payment of principal on these investments.

ASC 326 made targeted improvements to the accounting for credit losses on securities available for sale. The concept of other-than-temporarily impaired securities has been replaced with the allowance for credit losses. Unlike held to maturity debt securities, available for sale securities are evaluated on an individual level and pooling of securities is not allowed.

For available for sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or if it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For debt securities available for sale that do not meet the criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.

Changes in the allowance for credit losses are recorded as credit loss expense (or reversal). Losses are charged against the allowance when management believes the uncollectibility of an available for sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met. As of September 30, 2023, management determined that an immaterial credit loss existed because the decline in fair value of the available for sale debt securities was mostly attributable to changes in  interest rates and other market conditions, rather than erosion of issuer credit quality and, as a result, timely payment of contractual cash flows, including principal and interest, has continued and is not considered at risk.

Included in corporate debt securities is $1.5 million par value of PacWest Bancorp (“PACW”) subordinated debt. In August 2022, Fitch Ratings downgraded PACW’s subordinated debt Viability Rating to BB+ from BBB-, and further downgraded the rating to BB in April 2023. Since early May 2023, PACW has taken steps to improve capital and liquidity. On July 25, 2023, PACW announced a merger with Banc of California, Inc. (“BANC”) and will operate under the BANC name and brand. The merger is an all-stock transaction. BANC also announced that it has entered into investment agreements to issue $400.0 million of equity securities in conjunction with the merger. Management believes that this capital infusion and planned repositioning of the balance sheet reduces credit risk associated with the $1.5 million PACW subordinated debt owned by the Company. These steps have led to a generally upward trend for PACW’s common stock. The Company monitors this situation and, at September 30, 2023, determined any credit loss associated with the PACW subordinated debt was immaterial.

Credit Quality Indicators

All the Company’s held to maturity debt securities are issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities are either explicitly or implicitly guaranteed by the U.S. government, except for the Federal Farm Credit Bank securities, but all are highly rated by major rating agencies and have a long history of no credit losses. Therefore, the Company did not record an allowance for credit losses for these securities as of September 30, 2023.

The Company monitors the credit quality of held to maturity debt securities using credit ratings. The credit ratings are sourced from nationally recognized rating agencies. All held to maturity debt securities were current in their payment of principal and interest as of September 30, 2023.

The following table summarizes the amortized cost of held to maturity debt securities aggregated by credit quality indicator based on the latest information available as of September 30, 2023.

(Dollars in thousands)

September 30, 2023	AAA	Total
Securities held to maturity
Obligations of U.S. Government sponsored enterprises	$29,283	$29,283
Mortgage-backed securities	173,363	173,363
	$202,646	$202,646

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

According to ASC 326, an entity may make an accounting policy election not to measure an allowance for credit losses for accrued interest receivable if the entity writes off the applicable accrued interest receivable balance in a timely manner. The Company has made the accounting policy election not to measure an allowance for credit losses for accrued interest receivable for all loan segments. Accrual of interest on loans is discontinued when the payment of principal or interest is in doubt or when a loan becomes contractually past due by 90 days or more with respect to principal or interest, except for loans that are well-secured and in the process of collection. When a loan is placed on nonaccrual status, any accrued but uncollected interest is reversed from current income.

ASC 326 requires the Company to establish a liability for anticipated credit losses for unfunded commitments. To accomplish this, the Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit unless that obligation is unconditionally cancellable by the Company. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. At September 30, 2023, the Company had $55.0 million in unfunded commitments and $292,000 in anticipated credit losses in the reserve for unfunded lending commitments subject to ASC 326 requirements; the reserve is recorded in other liabilities on the Consolidated Balance Sheets as opposed to in the ACL. Provisions to the reserve for unfunded lending commitments are recorded as other noninterest expense on the Consolidated Statements of Income.

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

Loan Portfolio Classification

The following table presents the loan portfolio by class at September 30, 2023 and December 31, 2022.

(Dollars in thousands)
	September 30, 2023	December 31, 2022
Commercial, financial and agricultural	$63,265	$61,458
Real estate - commercial	212,816	199,206
Real estate - construction:
1-4 family residential construction	6,788	7,995
Other construction loans	46,852	42,753
Real estate - mortgage	160,036	150,290
Obligations of states and political subdivisions	19,985	18,770
Personal	4,390	4,040
Total	$514,132	$484,512

The following table discloses allowance for credit loss activity by loan class for the three and nine months ended September 30, 2023.

			Real estate-		Obligations
	Commercial,		construction	Real estate-	of states
(Dollars in thousands)	financial and	Real estate-	1-4 family	construction	and political	Real estate-
	agricultural	commercial	residential	other	subdivisions	mortgage	Personal	Total
Three Months Ended
September 30, 2023
Allowance for credit losses:
Balance, beginning of period	$677	$2,677	$113	$720	$41	$1,150	$64	$5,442
Provision for credit losses (1)	33	25	31	31	—	8	(7)	121
Loans charged off	—	—	—	—	—	—	(11)	(11)
Recoveries collected	—	—	—	—	—	19	15	34
Total ending allowance balance (1)	$710	$2,702	$144	$751	$41	$1,177	$61	$5,586
Nine Months Ended
September 30, 2023
Allowance for credit losses:
Beginning balance, prior to ASC 326 adoption	$297	$1,110	$69	$1,077	$54	$1,385	$35	$4,027
Impact of adopting ASC 326	337	1,204	114	(407)	(9)	(497)	15	757
Initial allowance on loans purchased with credit deterioration	—	106	—	—	—	248	—	354
Provision for credit losses (1)	76	282	(39)	81	(4)	4	11	411
Loans charged off	—	—	—	—	—	(19)	(19)	(38)
Recoveries collected	—	—	—	—	—	56	19	75
Total ending allowance balance (1)	$710	$2,702	$144	$751	$41	$1,177	$61	$5,586
(1)	Allowance/provision for credit losses in 2023 are not comparable to prior periods due to the adoptions of ASC 326.

The following table discloses allowance for credit loss activity by loan class for the three and nine months ended September 30, 2022, prior to the adoption of ASC 326.

				Obligations
	Commercial,			of states
(Dollars in thousands)	financial and	Real estate-	Real estate-	and political	Real estate-
	agricultural	commercial	construction	subdivisions	mortgage	Personal	Total
Three Months Ended
September 30, 2022
Allowance for loan losses:
Beginning balance	$286	$934	$1,208	$56	$1,294	$35	$3,813
Provision for loan losses	(4)	129	(123)	—	94	4	100
Loans charged off	—	—	—	—	(22)	(4)	(26)
Recoveries collected	—	—	—	—	18	—	18
Total ending allowance balance	$282	$1,063	$1,085	$56	$1,384	$35	$3,905
Nine Months Ended
September 30, 2022
Allowance for loan losses:
Beginning balance	$251	$1,020	$884	$45	$1,269	$39	$3,508
Provision for loan losses	31	43	201	11	61	3	350
Loans charged off	—	—	—	—	(23)	(9)	(32)
Recoveries collected	—	—	—	—	77	2	79
Total ending allowance balance	$282	$1,063	$1,085	$56	$1,384	$35	$3,905

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

There were no consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process as of September 30, 2023. As of December 31, 2022, there was $123,000 in consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process. Charge-offs will occur when a confirmed loss is identified. Professional appraisals of collateral, discounted for expected selling costs, appraisal age, economic conditions and other known factors, are used to determine the charge-off amount.

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

The following table presents the amortized cost basis of collateral-dependent loans by class of loans and collateral type as of September 30, 2023.

(Dollars in thousands)
Real Estate
Real estate - mortgage	$57
Total	$57

The following table summarizes information regarding impaired loans by portfolio class as of December 31, 2022, prior to the adoption of ASC 326.

(Dollars in thousands)	As of December 31, 2022
	Recorded	Unpaid Principal	Related
	Investment	Balance	Allowance
Impaired loans
With no related allowance recorded:
Real estate - commercial	$2,025	$2,471	$—
Acquired with credit deterioration	334	344	—
Real estate - mortgage	377	993	—
Acquired with credit deterioration	419	634	—
Total:
Real estate - commercial	$2,025	$2,471	$—
Acquired with credit deterioration	334	344	—
Real estate – mortgage	377	993	—
Acquired with credit deterioration	419	634	—
	$3,155	$4,442	$—

Average recorded investment of impaired loans and related interest income recognized for the three and nine months ended September 30, 2022 are summarized in the tables below, prior to the adoption of ASC 326.

(Dollars in thousands)	Three Months Ended September 30, 2022
	Average	Interest	Cash Basis
	Recorded	Income	Interest
	Investment	Recognized	Income
Impaired loans
With no related allowance recorded:
Real estate - commercial	$2,058	$98	$—
Acquired with credit deterioration	341	—	—
Real estate - mortgage	348	4	19
Acquired with credit deterioration	440	—	—
Total:
Real estate - commercial	$2,058	$98	$—
Acquired with credit deterioration	341	—	—
Real estate - mortgage	348	4	19
Acquired with credit deterioration	440	—	—
	$3,187	$102	$19

(Dollars in thousands)	Nine Months Ended September 30, 2022
	Average	Interest	Cash Basis
	Recorded	Income	Interest
	Investment	Recognized	Income
Impaired Loans
With no related allowance recorded:
Real estate - commercial	$4,187	$161	$—
Acquired with credit deterioration	347	—	—
Real estate - mortgage	397	7	29
Acquired with credit deterioration	455	—	—
Total:
Real estate - commercial	$4,187	$161	$—
Acquired with credit deterioration	347	—	—
Real estate - mortgage	397	7	29
Acquired with credit deterioration	455	—	—
	$5,386	$168	$29

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

The following tables present the amortized cost basis of loans on nonaccrual status, including nonaccrual status loans with no allowance, and loans past due over 89 days still accruing as of September 30, 2023 and December 31, 2022, respectively.

(Dollars in thousands)	Nonaccrual with		Loans Past Due
	No Allowance		Over 89 Days
As of September 30, 2023	for Credit Loss	Nonaccrual	Still Accruing(1)
Commercial, financial and agricultural	$—	$20	$—
Real estate - mortgage	57	—	—
Total	$57	$20	$—

(Dollars in thousands)			Loans Past Due
	Nonaccrual with		Over 89 Days
As of December 31, 2022	No Allowance	Nonaccrual	Still Accruing(1)
Commercial, financial and agricultural	$—	$—	$24
Real estate - commercial	—	—	7
Real estate - mortgage	—	139	4
Personal	—	—	4
Total	$—	$139	$39
(1)	These loans are guaranteed, or well-secured, and there is an effective means of collection in process.

The Company recognized $11,000 and $33,000 in interest income on nonaccrual loans during the three and nine months ended September 30, 2023, respectively.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. Past due status is determined by the contractual terms of the loan. The following tables present the classes of the loan portfolio, summarized by the past due status as of September 30, 2023 and December 31, 2022, respectively.

(Dollars in thousands)			Greater
	30‑59 Days	60‑89 Days	Than 89 Days	Total Past
As of September 30, 2023	Past Due(1)	Past Due	Past Due	Due
Commercial, financial and agricultural	$19	$—	$—	$19
Real estate - commercial	122	—	—	122
Real estate - mortgage	673	8	14	695
Total	$814	$8	$14	$836

(Dollars in thousands)			Greater
	30‑59 Days	60‑89 Days	Than 89 Days	Total Past
As of December 31, 2022	Past Due(1)	Past Due	Past Due	Due
Commercial, financial and agricultural	$75	$—	$24	$99
Real estate - commercial	—	104	7	111
Real estate - mortgage	205	36	142	383
Personal	27	1	4	32
Total	$307	$141	$177	$625
(1)	Loans are considered past due when the borrower is in arrears on two or more monthly payments.

Occasionally, the Company modifies loans to borrowers in financial difficulty by providing principal forgiveness, term extension, an other-then-insignificant payment delay or interest rate reduction. When principal forgiveness is provided, the amount of forgiveness is charged off against the allowance for credit losses. In some cases, the Company may provide multiple types of concessions on one loan. Typically, one type of concession, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another concession, such as principal forgiveness, may be granted. There were no loans modified to borrowers experiencing financial difficulty during the three or nine months ended September 30, 2023 and, as such, there were no payment defaults on loans modified to borrowers experiencing financial difficulty during the three or nine months ended September 30, 2023.

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

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of September 30, 2023 and December 31, 2022, respectively.

(Dollars in thousands)		Special
As of September 30, 2023	Pass	Mention	Substandard	Doubtful	Total
Commercial, financial and agricultural	$63,104	$142	$19	$—	$63,265
Real estate - commercial	197,506	14,374	936	—	212,816
Real estate - construction:
1-4 family residential construction	6,788	—	—	—	6,788
Other construction loans	42,159	4,693	—	—	46,852
Real estate - mortgage	159,756	223	57	—	160,036
Obligations of states and political subdivisions	19,985	—	—	—	19,985
Personal	4,390	—	—	—	4,390
Total	$493,688	$19,432	$1,012	$—	$514,132

(Dollars in thousands)		Special
As of December 31, 2022	Pass	Mention	Substandard	Doubtful	Total
Commercial, financial and agricultural	$60,990	$468	$—	$—	$61,458
Real estate - commercial	186,977	9,802	2,427	—	199,206
Real estate - construction	50,008	740			50,748
Real estate - mortgage	149,272	222	796	—	150,290
Obligations of states and political subdivisions	18,770	—	—	—	18,770
Personal	4,040	—	—	—	4,040
Total	$470,057	$11,232	$3,223	$—	$484,512

Based on the most recent analysis performed, the amortized cost basis by risk category of loans by class of loan and by origination year is as follows:

							Revolving	Revolving
(Dollars in thousands)							Loans	Loans
							Amortized	Converted
As of September 30, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	to Term	Total
Commercial, financial and agricultural:
Risk Rating
Pass	$10,032	$6,361	$12,451	$5,403	$4,141	$1,569	$23,147	$—	$63,104
Special Mention	70	—	—	—	72	—	—	—	142
Substandard	—	—	—	—	—	19	—	—	19
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial, financial and agricultural loans	$10,102	$6,361	$12,451	$5,403	$4,213	$1,588	$23,147	$—	$63,265

Commercial, financial and agricultural loans:
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Real estate - commercial:
Risk Rating
Pass	$17,355	$58,584	$23,947	$16,208	$18,052	$59,570	$3,789	$1	$197,506
Special Mention	—	—	—	9,001	421	4,952	—	—	14,374
Substandard	—	—	—	—	—	936	—	—	936
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate - commercial loans	$17,355	$58,584	$23,947	$25,209	$18,473	$65,458	$3,789	$1	$212,816

Real estate - commercial:
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Real estate - construction - 1-4 family residential:
Risk Rating
Pass	$2,818	$3,411	$—	$—	$—	$559	$—	$—	$6,788
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate - construction - 1-4 family residential loans	$2,818	$3,411	$—	$—	$—	$559	$—	$—	$6,788

Real estate - construction - 1-4 family residential:
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Real estate - construction - other:
Risk Rating
Pass	$2,280	$6,732	$17,646	$2,469	$393	$3,303	$9,336	$—	$42,159
Special Mention	—	—	2	4,691	—	—	—	—	4,693
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate - construction - other loans	$2,280	$6,732	$17,648	$7,160	$393	$3,303	$9,336	$—	$46,852

Real estate - construction - other:
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

							Revolving	Revolving
(Dollars in thousands)							Loans	Loans
							Amortized	Converted
As of September 30, 2023 (cont.)	2023	2022	2021	2020	2019	Prior	Cost Basis	to Term	Total
Real estate - mortgage:
Risk Rating
Pass	$17,922	$44,975	$19,869	$15,003	$5,627	$47,730	$8,510	$120	$159,756
Special Mention	—	—	—	—	—	223	—	—	223
Substandard	—	—	—	—	—	57	—	—	57
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate - mortgage loans	$17,922	$44,975	$19,869	$15,003	$5,627	$48,010	$8,510	$120	$160,036

Real estate - mortgage:
Current period gross write offs	$—	$—	$—	$—	$—	$(19)	$—	$—	$(19)

Obligations of states and political subdivisions:
Risk Rating
Pass	$2,741	$3,882	$2,456	$5,106	$12	$5,787	$1	$—	$19,985
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total Obligations of states and political subdivisions	$2,741	$3,882	$2,456	$5,106	$12	$5,787	$1	$—	$19,985

Obligations of states and political subdivisions:
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Personal:
Risk Rating
Pass	$1,997	$1,339	$466	$116	$127	$231	$110	$4	$4,390
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total personal loans	$1,997	$1,339	$466	$116	$127	$231	$110	$4	$4,390

Personal:
Current period gross write offs	$—	$—	$—	$(4)	$—	$(15)	$—	$—	$(19)

7. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

On September 8, 2006, the Company acquired a branch office in Richfield, PA. Goodwill associated with this transaction is carried at $2.0 million. On November 30, 2015, the Company acquired FNBPA Bancorp, Inc. and, as a result, the Company carries goodwill of $3.4 million relating to the acquisition. On April 30, 2018, the Company acquired the remainder of the outstanding common stock of Liverpool Community Bank and, as a result, the Company carries goodwill of $3.6 million relating to the acquisition. On May 12, 2023, the Company acquired a branch office (“Path Valley”) in Spring Run, Pennsylvania. Goodwill associated with this transaction is carried at $765,000.

Total goodwill at September 30, 2023 and December 31, 2022 was $9.8 million and $9.0 million, respectively. Goodwill is not amortized but is tested annually for impairment as of December 31, or more frequently if certain events occur which might indicate goodwill has been impaired. There was no goodwill impairment during the nine months ended September 30, 2023 or September 30, 2022.

Intangible Assets

On November 30, 2015, a core deposit intangible in the amount of $303,000 associated with the FNBPA Bancorp, Inc. acquisition was recorded and is being amortized over a ten-year period using a sum of the years’ digits basis. Amortization expense recognized for the intangibles related to the FNBPA acquisition for the three and nine months ended September 30, 2023 was $4,000 and $12,000, respectively, and for the three and nine months ended September 30, 2022 was $5,000 and $16,000, respectively.

On April 30, 2018, a core deposit intangible in the amount of $289,000 associated with the Liverpool Community Bank acquisition was recorded and is being amortized over a ten-year period using a sum of the years’ digit basis. Amortization expense recognized for the intangible related to the Liverpool Community Bank acquisition for the three and nine months ended September 30, 2023 was $7,000 and $21,000, respectively, and for the three and nine months ended September 30, 2022 was $9,000 and $25,000, respectively.

On May 12, 2023, a core deposit intangible in the amount of $303,000 associated with the Path Valley branch acquisition was recorded and is being amortized over a ten-year period using a sum of the years’ digit basis. Amortization expense recognized for the intangible related to the Path Valley branch acquisition for the three and nine months ended September 30, 2023 was $14,000 and $23,000, respectively, while no amortization expense was recorded for the three and nine months ended September 30, 2022.

The following table shows the amortization schedule for each of the intangible assets recorded.

(Dollars in thousands)	Path Valley	FNBPA	LCB
	Acquisition	Acquisition	Acquisition
	Core	Core	Core
	Deposit	Deposit	Deposit
	Intangible	Intangible	Intangible
Beginning Balance at Acquisition Date	$303	$303	$289
Amortization expense recorded prior to January 1, 2022	—	250	167
Amortization expense recorded in the twelve months
ended December 31, 2022	—	21	33
Unamortized balance as of December 31, 2022	—	32	89
Amortization expense recorded in the
nine months ended September 30, 2023	23	12	21
Unamortized balance as of September 30, 2023	$280	$20	$68

Scheduled remaining amortization expense for years ended:
December 31, 2023	$14	$4	$7
December 31, 2024	51	11	23
December 31, 2025	46	5	17
December 31, 2026	40	—	12
December 31, 2027	35	—	7
Thereafter	94	—	2

8. DEPOSITS

At September 30, 2023 and December 31, 2022, time deposits that met or exceeded the FDIC insurance limit of $250,000 were $33.0 million and $13.2 million, respectively.

9. BORROWINGS

Borrowings consisted of the following as of September 30, 2023 and December 31, 2022.

(Dollars in thousands)	September 30,	December 31,
	2023	2022
Securities sold under agreements to repurchase	$11,638	$7,585
Overnight advances with FHLB	12,000	28,125
Short-term debt	16,000	20,000
Long-term debt with FHLB	20,000	20,000
	$59,638	$75,710

Long-term debt is comprised only of Federal Home Loan Bank (“FHLB”) advances with an original maturity of one year or more. The following table summarizes the scheduled maturities of long-term debt as of September 30, 2023.

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

The maximum number of shares of common stock that may be issued under the Plan is 300,000 shares, and 162,503 shares remained available for grant as of September 30, 2023. Shares of common stock issued under the Plan may be treasury shares or authorized but unissued shares. Forfeited awards are returned to the pool of shares available for grant for future awards.

Through the nine months ended September 30, 2023, 11,409 restricted shares were awarded to certain officers and all directors. Each of the awards vest after three-years, with no interim vesting. As of September 30, 2023, there was $253,000 of unrecognized compensation cost related to all non-vested restricted stock awards. This cost is expected to be recognized over the vesting period through February 2026.

Compensation expense for stock options granted and restricted stock awarded is measured using the fair value of the award on the grant date and is recognized over the vesting period. The Company recognized stock-based compensation expense for the three and nine months ended September 30, 2023 of $35,000 and $106,000, respectively, and for the three and nine months ended September 30, 2022 of $30,000 and $146,000, respectively.

The following table presents a summary of the status of the Company’s non-vested restricted stock awards as of September 30, 2023. Changes during the period then ended are presented further below:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested at January 1, 2023	20,975	$17.10
Vested	(6,739)	19.05
Forfeited	—	—
Granted	11,409	16.25
Non-vested at September 30, 2023	25,645	$16.21

No stock options were awarded during the nine months ended September 30, 2023. Previously granted stock options vest over a period of three to five years and are exercisable at the grant price, which is at least the fair market value of the stock on the grant date. The Plan provides that the option price per share may not be less than the fair market value of the stock on the day the option was granted, and in no event less than the par value of such stock. Options granted under the Plan are exercisable no earlier than one year after the date of grant and expire ten years after the date of the grant. All options previously granted under the Plans are scheduled to expire by February 17, 2025.

Total options outstanding as of September 30, 2023 have exercise prices between $17.72 and $17.80, with a weighted average exercise price of $17.76 and a weighted average remaining contractual life of 1.16 years.

As of September 30, 2023, there was no unrecognized compensation cost related to options granted under the Plan, and no options were exercised under the Plan during the period.

A summary of the status of the outstanding stock options as of September 30, 2023, and changes during the period then ended, is presented below:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at beginning of year	60,347	$17.74
Granted	—	—
Exercised	—	—
Expired	(9,922)	17.65
Outstanding at end of year	50,425	$17.76

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan under which employees, through payroll deductions, may purchase shares of Company stock annually. The option price of the stock purchases is between 95% and 100% of the fair market value of the stock on the offering termination date as determined annually by the Board of Directors. The maximum number of shares which employees may purchase under the Plan is 250,000; however, the annual issuance of shares may not exceed 5,000 shares plus any unissued shares from prior offerings. There were 4,230 and 5,026 shares issued from treasury under this plan during the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, there were 152,420 shares reserved for issuance under the Employee Stock Purchase Plan.

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

The following tables summarize financial assets and financial liabilities measured at fair value as of September 30, 2023 and December 31, 2022 segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value. There were no assets measured at fair value on a non-recurring basis as of September 30, 2023 or December 31, 2022.

	(Level 1)	(Level 2)	(Level 3)
	Quoted Prices in	Significant	Significant
(Dollars in thousands)	Active Markets	Other	Other
	for Identical	Observable	Unobservable
September 30, 2023	Assets	Inputs	Inputs	Total
Assets measured at fair value on a recurring basis:
Debt securities available for sale:
Obligations of U.S. Government agencies and corporations	$—	$13,727	$—	$13,727
Obligations of state and political subdivisions	—	6,713	—	6,713
Corporate debt securities	—	7,466	5,908	13,374
Mortgage-backed securities	—	32,713	—	32,713
Total debt securities available for sale	$—	$60,619	$5,908	$66,527
Equity securities	$978	$—	$—	$978
Mortgage servicing rights	$—	$—	$84	$84

	(Level 1)	(Level 2)	(Level 3)
	Quoted Prices in	Significant	Significant
(Dollars in thousands)	Active Markets	Other	Other
	for Identical	Observable	Unobservable
December 31, 2022	Assets	Inputs	Inputs	Total
Assets measured at fair value on a recurring basis:
Debt securities available for sale:
Obligations of U.S. Government agencies and corporations	$—	$13,705	$—	$13,705
Obligations of state and political subdivisions	—	7,679	—	7,679
Corporate debt securities	—	8,196	7,145	15,341
Mortgage-backed securities	—	36,811	—	36,811
Total debt securities available for sale	$—	$66,391	$7,145	$73,536
Equity securities	$1,056	$—	$—	$1,056
Mortgage servicing rights	$—	$—	$92	$92
Interest rate swaps	$—	$268	$—	$268

The table below presents a reconciliation of the beginning and ending balances of investment securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three month periods ended September 30, 2023 and 2022.

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30,		September 30,
	2023	2022	2023	2022
Investment Securities:
Beginning balance	$5,908	$7,788	$7,145	$4,520
Total gains (loss) included in OCI	—	(440)	(1,237)	(1,172)
Purchases	—	—	—	4,000
Principal payments and other	—	—	—	—
Sales	—	—	—	—
Balance, end of period	$5,908	$7,348	$5,908	$7,348

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

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

	Financial Instruments
(Dollars in thousands)	September 30, 2023		December 31, 2022
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and due from banks	$27,377	$27,377	$10,856	$10,856
Interest bearing deposits with banks	390	390	143	143
Debt securities available for sale	66,527	66,527	73,536	73,536
Debt securities held to maturity	202,646	189,221	209,565	209,887
Restricted investment in bank stock	2,476	N/A	3,666	N/A
Loans, net of allowance for credit losses	508,546	500,250	480,485	467,667
Interest rate swaps	—	—	268	268
Accrued interest receivable	2,509	2,509	2,124	2,124

Financial liabilities:
Time deposits	$195,169	$189,481	$142,271	$134,417
Securities sold under agreements to repurchase	11,638	N/A	7,585	N/A
Short-term borrowings	28,000	27,901	48,125	48,122
Long-term debt	20,000	19,412	20,000	19,156
Other interest bearing liabilities	941	937	1,011	1,009
Accrued interest payable	1,091	1,091	333	333

Off-balance sheet financial instruments:
Commitments to extend credit	$—	$—	$—	$—
Letters of credit	—	—	—	—

The following tables present the carrying amount, fair value and placement in the fair value hierarchy of the Company’s financial instruments not previously disclosed as of September 30, 2023 and December 31, 2022. The tables exclude financial instruments for which the carrying amount approximates fair value.

			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices in	Significant	Significant
(Dollars in thousands)			Active Markets	Other	Other
	Carrying		for Identical	Observable	Unobservable
	Amount	Fair Value	Assets or Liabilities	Inputs	Inputs
September 30, 2023
Financial instruments – Assets
Debt securities held to maturity	$202,646	$189,221	$—	$189,221	$—
Loans, net of allowance for credit losses	508,546	500,250	—	—	500,250
Financial instruments – Liabilities
Time deposits	$195,169	$189,481	$—	$189,481	$—
Long-term debt	20,000	19,412	—	19,412	—
Other interest bearing liabilities	941	937	—	937	—

			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices in	Significant	Significant
(Dollars in thousands)			Active Markets	Other	Other
	Carrying		for Identical	Observable	Unobservable
	Amount	Fair Value	Assets or Liabilities	Inputs	Inputs
December 31, 2022
Financial instruments – Assets
Debt securities held to maturity	$209,565	$209,887	$—	$209,887	$—
Loans, net of allowance for credit losses	480,485	467,667	—	—	467,667
Financial instruments – Liabilities
Time deposits	$142,271	$134,417	$—	$134,417	$—
Long-term debt	20,000	19,156	—	19,156	—
Other interest bearing liabilities	1,011	1,009	—	1,009	—

12. COMMITMENTS, CONTINGENT LIABILITIES AND GUARANTEES

In the ordinary course of business, the Company makes commitments to extend credit to its customers through letters of credit, loan commitments and lines of credit. At September 30, 2023, the Company had $111.5 million outstanding in loan commitments and other unused lines of credit extended to its customers as compared to $116.1 million at December 31, 2022.

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its letters of credit. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third-party. Generally, financial and performance letters of credit have expiration dates within one year of issuance, while commercial letters of credit have longer term commitments. The credit risk involved in issuing letters of credit is essentially the same as the risks that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. The Company had outstanding $2.5 million and  $2.6 million of financial and performance letters of credit commitments as of September 30, 2023 and December 31, 2022, respectively. Commercial letters of credit as of September 30, 2023 and December 31, 2022 totaled $9.3 million and $9.8 million, respectively. Management believes the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential number of future payments required under the corresponding guarantees. The amount of the liability as of September 30, 2023 for payments under letters of credit issued was not material. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk.

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

13. DERIVATIVES

The Company may use interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position. As of September 30, 2023, the Company had no interest rate swaps as the remaining cash flow hedge matured in April 2023. As of December 31, 2022, an interest rate swap with a notional amount of $20.0 million was designated as a cash flow hedge of a short-term FHLB advance. The notional amount of the interest rate swap did not represent amounts exchanged by the parties. The amount exchanged was determined by reference to the notional amount and the other terms of the individual interest rate swap agreement. The aggregate fair value of the swap was $268,000 as of December 31, 2022 and was recorded in other assets on the Consolidated Statements of Condition, with changes in fair value recorded in other comprehensive income.

The Interest rate swap was determined to be fully effective during the periods presented and, as such, no amount of ineffectiveness was included in net income.

The effect of cash flow hedge accounting on accumulated other comprehensive income for the periods ended September 30, 2023 and December 31, 2022 were as follows:

(Dollars in thousands)	September 30, 2023
	Amount of Gain	Location of Gain	Amount of Gain
	Recognized in	Reclassified	Reclassified from
	OCI on Derivatives	from OCI into Income	OCI into Income
Interest rate contract	$2	Interest expense on short-term borrowings and repurchase agreements	$(269)
Total	$2		$(269)

(Dollars in thousands)	December 31, 2022
	Amount of Gain	Location of Gain	Amount of Gain
	Recognized in	Reclassified	Reclassified from
	OCI on Derivatives	from OCI into Income	OCI into Income
Interest rate contract	$18	Interest expense on short-term borrowings and repurchase agreements	$(291)
Swap termination gain	1,202	Other non-interest income	(1,202)
Total	$1,220		$(1,493)

The effect of cash flow hedge accounting on the Consolidated Statements of Income for the three and nine months ended September 30, 2023 and 2022 was as follows:

Amount of Gain or Loss Recognized in Income on Cash Flow Hedging Relationships

	Income (Expense)		Income (Expense)
	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30,		September 30,
	2023	2022	2023	2022
Effects of cash flow hedging:
Gain on cash flow hedging relationships:
Amount reclassified from AOCI into income	$—	$99	$269	$115
Amount reclassified from AOCI into income for swap termination	—	(13)	—	1,202
Total	$—	$86	$269	$1,317

14. BRANCH ACQUISITION

On May 12, 2023, the Company completed the acquisition of a branch office in Spring Run, Pennsylvania. The acquisition included real estate and deposits. The liabilities were recorded on the balance sheet at their estimated fair values as of May 12, 2023, and their results of operations of the branch have been included in the Consolidated Statement of Income since such date.

Included in the purchase price of the branch was goodwill and core deposit intangible of $765,000 and $303,000, respectively. The core deposit intangible is being amortized over a ten-year period using a sum of the years’ digit basis. The goodwill will not be amortized but will be measured annually for impairment.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed:

(Dollars in thousands)

Assets:
Cash received at settlement	$17,384
Fixed assets	248
Goodwill	765
Core deposit intangible	303
Other assets purchased	3
$18,703
Liabilities:
Deposits purchased	$18,697
Other liabilities assumed	6
$18,703

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

15. SUBSEQUENT EVENTS

On October 17, 2023, the Board of Directors declared a cash dividend of $0.22 per share to shareholders of record on November 16, 2023, payable on December 1, 2023.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements:

The information contained in this Quarterly Report on Form 10-Q contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder). These forward-looking statements may include projections of, or guidance on, the Company’s future financial performance, expected levels of future expenses, including future credit losses, anticipated growth strategies, descriptions of new business initiatives and anticipated trends in the Company’s business or financial results. When words such as "may”, "should”, "will”, "could”, "estimates”, "predicts”, "potential”, "continue”, "anticipates”, "believes”, "plans”, "expects”, "future”, "intends”, “projects”, the negative of these terms and other comparable terminology are used in this report, Juniata is making forward-looking statements. Any forward-looking statement made by the Company in this document is based only on Juniata’s current expectations, estimates and projections about future events and financial trends affecting the financial condition of its business based on information currently available to the Company and speaks only as of the date when made. Juniata undertakes no obligation to publicly update or revise forward-looking information, whether as a result of new or updated information, future events, or otherwise. Forward-looking statements are not historical facts or guarantees of future performance. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of the Company’s control, and actual results may differ materially from this forward-looking information and therefore, should not be unduly relied upon.  Many factors could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements, including, but not limited to: (i) the factors set forth in the sections of Juniata’s Annual Report on Form 10-K for the year ended December 31, 2022, titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Juniata’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 and June 30, 2023 and factors set forth in other current and periodic reports which Juniata has or will file with the Securities and Exchange Commission, and (ii) the following factors:

●	changes in general economic, business and political conditions, including inflation, a recession or intensified international hostilities;
●	the impact of adverse changes in the economy and real estate markets, including protracted periods of low-growth and sluggish loan demand;
●	the effect of market interest rates and uncertainties, and relative balances of rate-sensitive assets to rate-sensitive liabilities, on net interest margin and net interest income;
●	the effect of competition on rates of deposit and loan growth and net interest margin;
●	increases in non-performing assets, which may result in increases in the allowance for credit losses, loan charge-offs and elevated collection and carrying costs related to such non-performing assets;
●	other income growth, including the impact of regulatory changes which have reduced debit card interchange revenue;
●	investment securities gains and losses, including other than temporary declines in the value of securities which may result in charges to earnings;
●	the effects of changes in the applicable federal income tax rate;
●	the level of other expenses, including salaries and employee benefit expenses;
●	the impact of increased regulatory scrutiny of the banking industry;
●	the impact of governmental monetary and fiscal policies, as well as legislative and regulatory changes;
●	the results of regulatory examination and supervision processes;
●	the failure of assumptions underlying the establishment of reserves for loan and lease losses, and estimations of collateral values and various financial assets and liabilities;
●	the increasing time and expense associated with regulatory compliance and risk management;
●	the ability to implement business strategies, including business acquisition activities and organic branch, product and service expansion strategies;
●	capital and liquidity strategies, including the impact of the capital and liquidity requirements modified by the Basel III standards;

●	the effects of changes in accounting policies, standards, and interpretations on the presentation in the Company’s consolidated balance sheets and consolidated statements of income;
●	the Company’s failure to identify and to address cyber-security risks;
●	the Company’s ability to keep pace with technological changes;
●	the Company’s ability to attract and retain talented personnel;
●	the Company’s reliance on its subsidiary for substantially all its revenues and its ability to pay dividends;
●	acts of war or terrorism;
●	disruptions due to flooding, climate change, severe weather, or other natural disasters;
●	failure of third-party service providers to perform their contractual obligations;
●	the impact of unrealized losses on debt securities on accumulated other comprehensive income and stockholders’ equity; and
●	the possibility of a contagion in the banking industry because of the recent bank failures and resulting emphasis on liquidity, uninsured deposits and customer and industry concentrations in the deposit base.

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

General:

The following discussion relates to the consolidated financial condition of the Company as of September 30, 2023, compared to December 31, 2022, and the consolidated results of operations for the three and nine months ended September 30, 2023, compared to the same periods in 2022. This discussion should be read in conjunction with the interim consolidated financial statements and related notes included herein.

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

Financial Condition:

On May 12, 2023, Juniata completed the acquisition of the former Orrstown Bank Path Valley branch office. As a result of the acquisition, Juniata added approximately $18.7 million in deposits. In addition, $765,000 in goodwill was recorded, as well as a core deposit intangible of $303,000, which is being amortized over a ten-year period using a sum of the year’s digit basis.

Total assets as of September 30, 2023, were $862.7 million, an increase of $31.8 million, or 3.8%, compared to December 31, 2022. Comparing asset balances as of September 30, 2023 and December 31, 2022, total cash and cash equivalents increased by $16.8 million, or 152.5%, due to the receipt of approximately $16.0 million in new deposits on September 29, 2023, the last business day of the month. Over the same period, total loans increased by $29.6 million, or 6.1%, primarily due to increases in real estate – commercial and real estate – mortgage loans, while debt securities decreased by $13.9 million, or 4.9.%, as cash flows from the investment portfolio were used to fund loan growth and pay down short-term debt rather than being reinvested into the investment portfolio.  As of September 30, 2023 the allowance for credit losses increased $1.6 million, or 38.7%, compared to December 31, 2022 primarily due to recording the CECL Day 1 entry of $1.1 million upon the adoption of ASU 326 on January 1, 2023.

Total deposits increased by $45.9 million, or 6.5%, as of September 30, 2023 compared to December 31, 2022, primarily due to the addition of approximately $18.7 million in deposits from the Path Valley branch acquisition in May and the approximately $16.0 million in new deposits at the end of September. The increase in deposit funds allowed the Company to repay a portion of its short-term debt, resulting in a decrease of $20.1 million, or 41.8%, in short-term debt as of September 30, 2023 compared to December 31, 2022, which was partially offset by an increase of $4.0 million, or 53.4%, in securities sold under agreements to repurchase due to the addition of two new relationships in 2023.

The table below shows changes in deposit volumes by type of deposit between December 31, 2022 and September 30, 2023. Most of the deposit growth was in time deposits which was primarily the result of the higher interest rate environment  in 2023 as many customers migrated from non-interest or lower-rate interest bearing demand and savings deposits to higher-rate time deposits.

(Dollars in thousands)	September 30,	December 31,	Change
	2023	2022	$	%
Deposits:
Demand, non-interest bearing	$200,619	$199,131	$1,488	0.7%
Interest bearing demand and money market	225,424	227,028	(1,604)	(0.7)
Savings	136,230	143,082	(6,852)	(4.8)
Time deposits, $250,000 and more	33,049	13,238	19,811	149.7
Other time deposits	162,120	129,033	33,087	25.6
Total deposits	$757,442	$711,512	$45,930	6.5%

As shown in the table below, total loans increased $29.6 million, or 6.1%, between December 31, 2022 and September 30, 2023. Juniata experienced loan growth in all segments, except 1-4 family residential construction loans, which have declined primarily due to the higher market interest rate environment.

(Dollars in thousands)	September 30,	December 31,	Change
	2023	2022	$	%
Loans:
Commercial, financial and agricultural	$63,265	$61,458	$1,807	2.9%
Real estate – commercial	212,816	199,206	13,610	6.8
Real estate – construction:
1-4 family residential construction	6,788	7,995	(1,207)	(15.1)
Other construction loans	46,852	42,753	4,099	9.6
Real estate – mortgage	160,036	150,290	9,746	6.5
Obligations of states and political subdivisions	19,985	18,770	1,215	6.5
Personal	4,390	4,040	350	8.7
Total loans	$514,132	$484,512	$29,620	6.1%

A summary of the activity in the allowance for credit losses for the nine month periods ended September 30, 2023 and 2022, respectively, is presented below.

(Dollars in thousands)	Nine months ended September 30,
	2023	2022
January 1, beginning balance, prior to ASC 326 adoption	$4,027	$3,508
Impact of adopting ASC 326	1,111	—
Loans charged off	(38)	(32)
Recoveries of loans previously charged off	75	79
Net recoveries	37	47
Provision for credit losses	411	350
Balance of allowance – end of period	$5,586	$3,905

Ratio of net recoveries during period to average loans outstanding	(0.01)%	(0.01)%

Juniata adopted ASU 326 as of January 1, 2023, resulting in the recording of a $1.1 million increase to the allowance for credit losses. A credit loss expense of $411,000 was recorded in the nine months ended September 30, 2023, compared to a provision expense of $350,000 for the nine months ended September 30, 2022.While Juniata continued to experience favorable asset quality trends, elevated qualitative risk factors were considered in evaluating the allowance for credit losses due to political and economic uncertainty, national delinquency trends and the ongoing effects of the increasing interest rate environment, as well as loan growth.

As of September 30, 2023, there were $19.4 million of loans classified as special mention compared to $11.2 million at December 31, 2022, $1.0 million classified as substandard at September 30, 2023 compared to $3.2 million at December 31, 2022, and no loans classified as doubtful at either September 30, 2023 or December 31, 2022. The increase in special mention loans as of September 30, 2023 compared to December 31, 2022 was primarily due to the downgrade of a purchased participated commercial real estate construction loan in the third quarter of 2023 and a commercial real estate construction loan that was converted to a commercial real estate mortgage loan in the second quarter of 2023. The decline in substandard loans was primarily due to the partial pay-off of a real estate-commercial loan during the first quarter of 2023, as well as the upgrade of former troubled debt restructured and formerly classified as PCI (now classified as PCD) loans upon the adoptions of ASU 2022-02 and ASU 2016-13, respectively, as these performing loans were only considered substandard at December 31, 2022 because of their PCI and TDR impaired loan classifications.

Management believes the allowance for credit losses carried were adequate to cover forecasted expected credit losses related to these relationships as of September 30, 2023. Management also believes the Company has sufficient liquidity and capital to absorb losses that may occur but continues to closely monitor the financial strength of borrowers and their ability to comply with repayment terms.

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

The following table summarizes the Bank’s non-performing loans on September 30, 2023 compared to December 31, 2022.

(Dollars in thousands)	September 30, 2023	December 31, 2022
Non-performing loans
Non-accrual loans	$77	$139
Accruing loans past due 90 days or more	—	39
Total	$77	$226

Loans outstanding	$514,132	$484,512

Ratio of non-performing loans to loans outstanding	0.01%	0.04%
Ratio of non-accrual loans to loans outstanding	0.01%	0.03%
Allowance for credit losses to non-accrual loans	7,254.55%	2,897.12%

Total non-performing loans as of September 30, 2023 decreased $149,000 compared to total non-performing loans as of December 31, 2022, primarily due to a decline in non-accrual loans as performing PCD (formerly PCI) real estate – mortgage loans were returned to accruing status following the adoption of ASC 326, as these loans were only classified as nonaccrual at December 31, 2022 because of their PCI classifications.

Subsequent to September 30, 2023, the following event took place:

On October 17, 2023, the Board of Directors declared a cash dividend of $0.22 per share to shareholders of record on November 16, 2023, payable on December 1, 2023.

Allowance for Credit Losses (“ACL”):

Juniata adopted ASU 2016-13 – Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments as of January 1, 2023, resulting in the recording of a $1.1 million increase to the allowance for credit losses. The new current expected credit loss (“CECL”) model is based on forecasted economic scenarios as well as qualitative factors specific to Juniata. The ACL represents management’s assessment of the estimated credit losses the Company will receive over the life of the loan. ACL requires a projection of credit losses over the contract lifetime of the credit adjusted for prepayment tendencies.

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

The ACL is made up of two basic components. The first component of the allowance for credit loss is the specific reserve in which the Company sets aside reserves based on the analysis of individual analyzed credits. In establishing specific reserves, the Company analyzes all substandard, doubtful and loss graded loans monthly and makes judgments about the risk of loss based on the cash flow of the borrower, the value of any collateral and the financial strength of any guarantors. If the loan is individually analyzed and cash flow dependent, then a specific reserve is established for the discount on the net present value of expected future cash flows. If the loan is individually analyzed and collateral dependent, then any shortfall is either charged off or a specific reserve is established. The Company also considers the impacts of any Small Business Administration guarantees. The specific reserve portion of the ACL was $5,000 at September 30, 2023, while there was no specific reserve at December 31, 2022.

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

The quantitative general allowance was $2.4 million at September 30, 2023 and $2.5 million at January 1, 2023.

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

The qualitative analysis resulted in a general reserve of $3.2 million at September 30, 2023, compared to $2.6 million at January 1, 2023.

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

Comparison of the Three Months Ended September 30, 2023 and 2022

Operations Overview:

Net income for the three months ended September 30, 2023 was $1.8 million, a decrease of $329,000, or 15.5%, compared to the three months ended September 30, 2022. Basic and diluted earnings per share was $0.36 for the three months ended September 30, 2023 compared to basic and diluted earnings per share of $0.42 for the comparable 2022 period.

Annualized return on average assets for the three months ended September 30, 2023 was 0.85%, compared to the annualized return on average assets of 1.03% for the same period in 2022. For the three months ended September 30, annualized return on average equity was 19.15% in 2023 compared to 17.90% in 2022.

Presented below are selected key ratios for the two periods:

	Three Months Ended
	September 30,
	2023	2022
Return on average assets (annualized)	0.85%	1.03%
Return on average equity (annualized)	19.15%	17.90%
Average equity to average assets	4.43%	5.74%
Non-interest income, as a percentage of average assets (annualized)	0.62%	0.63%
Non-interest expense, as a percentage of average assets (annualized)	2.26%	2.42%

The discussion that follows further explains changes in the components of net income when comparing the three months ended September 30, 2023 with the three months ended September 30, 2022.

Net Interest Income:

Net interest income was $5.7 million during the three months ended September 30, 2023, a decrease of $319,000, or 5.3%, compared to $6.0 million during the three months ended September 30, 2022.

Average interest earning assets increased $36.8 million, or 4.6%, to $841.9 million during the three months ended September 30, 2023, compared to the same period in 2022, primarily due to an increase of $53.4 million, or 11.7%, in average loans, partially offset by a decline of $15.4 million, or 4.5%, in average investment securities. Average interest bearing liabilities increased by $32.3 million, or 5.7%, compared to the comparable 2022 period, primarily due to growth in average time deposits and short-term borrowings. The yields on average loans and investment securities increased by 81 basis points and 12 basis points, respectively, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 while the rates on average time deposits and short-term borrowings and other interest bearing liabilities increased by 209 basis points and 231 basis points, respectively, over the same period, primarily due to the 225 basis point increase in market interest rates between periods. The yield on earning assets increased 63 basis points, to 4.02%, during the three months ended September 30, 2023 compared to same period in 2022, while the cost to fund interest earning assets with interest bearing liabilities increased 126 basis points, to 1.87%.

Margin compression has been prevalent throughout the banking industry in 2023 due to effects of the increasing rate environment and competitive pricing pressures. Specifically, interest earning assets repriced more quickly than interest bearing liabilities, particularly deposits, as a result of the rapid and substantial increase in market interest rates in recent years. As the “gap” between the repricing of interest bearing assets and interest bearing liabilities closed and an emphasis on liquidity through deposits became prevalent in the banking industry, net interest income and net interest margin were adversely affected.

The net interest margin, on a fully tax equivalent basis, decreased from 2.99% during the three months ended September 30, 2022, to 2.71% during the three months ended September 30, 2023.

The table below shows the net interest margin on a fully tax-equivalent basis for the three months ended September 30, 2023 and 2022.

Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended			Three Months Ended
(Dollars in thousands)	September 30, 2023			September 30, 2022			Increase (Decrease) Due To (6)
	Average		Yield/	Average		Yield/
	Balance(1)	Interest	Rate	Balance(1)	Interest	Rate	Volume	Rate	Total
ASSETS
Interest earning assets:
Loans:
Taxable loans (5)	$480,251	$6,724	5.55%	$426,166	$5,075	4.72%	$639	$1,010	$1,649
Tax-exempt loans	28,206	216	3.04	28,849	211	2.91	(5)	10	5
Total loans	508,457	6,940	5.42	455,015	5,286	4.61	634	1,020	1,654
Investment securities:
Taxable investment securities	321,601	1,525	1.90	336,705	1,493	1.77	(67)	99	32
Tax-exempt investment securities	6,750	36	2.13	7,092	37	2.09	(2)	1	(1)
Total investment securities	328,351	1,561	1.90	343,797	1,530	1.78	(69)	100	31

Interest bearing deposits	5,084	24	1.89	6,310	55	3.43	(11)	(20)	(31)
Federal funds sold	—	—	0.01	—	—	0.00	—	—	—
Total interest earning assets	841,892	8,525	4.02	805,122	6,871	3.39	554	1,100	1,654

Other assets (7)	2,200			20,531
Total assets	$844,092			$825,653

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing demand deposits (2)	$215,856	769	1.41	$235,203	317	0.53	$(26)	$478	$452
Savings deposits	138,685	18	0.05	153,443	20	0.05	(2)	—	(2)
Time deposits	191,642	1,500	3.11	133,824	343	1.02	147	1,010	1,157
Short-term and long-term borrowings and other interest bearing liabilities	57,064	558	3.88	48,508	192	1.57	34	332	366
Total interest bearing liabilities	603,247	2,845	1.87	570,978	872	0.61	153	1,820	1,973

Non-interest bearing liabilities:
Demand deposits	197,303			201,615
Other	6,123			5,689
Stockholders’ equity	37,419			47,371
Total liabilities and stockholders’ equity	$844,092			$825,653
Net interest income and net interest rate spread		$5,680	2.15%		$5,999	2.78%	$401	$(720)	$(319)
Net interest margin on interest earning assets (3)			2.68%			2.96%
Net interest income and net interest margin - Tax equivalent basis (4)		$5,747	2.71%		$6,065	2.99%

Notes:

1)	Average balances were calculated using a daily average.
2)	Includes interest-bearing demand and money market accounts.
3)	Net margin on interest earning assets is net interest income divided by average interest earning assets.
4)	Interest on obligations of states and municipalities is not subject to federal income tax. To make the net yield comparable on a fully taxable basis, a tax equivalent adjustment is applied against the tax-exempt income utilizing a federal tax rate of 21%.
5)	Non-accruing loans are included in the above table until they are charged off.
6)	The change in interest due to rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
7)	Includes gross unrealized gains (losses) on securities available for sale.

Provision for Credit Losses:

Juniata recorded a credit loss provision of $121,000 for the three months ended September 30, 2023 compared to a loan loss provision of $100,000 for the three months ended September 30, 2022. On January 1, 2023, the Company adopted CECL and transitioned from the incurred loss model based on historical loss experience and economic and market conditions to the expected loss model. The CECL standard reflects expected credit losses over the expected life of the financial assets and commitments, primarily based on the DCF methodology for the majority of the loan segments, which applies the probability of default and loss given default factors to future cash flows and adjusts to the net present value to derive the required reserve. Macroeconomic conditions are incorporated into the model for unemployment and gross domestic product, in addition to model assumptions for discount rate and prepayment and curtailment speeds. While Juniata continued to experience favorable asset quality trends, elevated qualitative risk factors including political uncertainty, national delinquency trends and the effects of the increasing interest rate environment, in addition to loan growth, were considered in evaluating the allowance for credit losses, resulting in a greater credit loss provision for the three months ended September 30, 2023, compared to the loan loss provision for the three months ended September 30, 2022.

Management regularly reviews the adequacy of the allowance for credit losses and makes assessments as to specific loan impairment, charge-off expectations, general economic conditions in the Bank’s market area, specific loan quality and other factors. See the earlier discussion in the Financial Condition section explaining the information used to determine the provision.

Non-interest Income:

Non-interest income was $1.3 million for both of the three month periods ended September 30, 2023 and September 30, 2022. Most significantly impacting non-interest income in the comparative three month periods was a $378,000 decrease in the loss on sales and calls of securities recorded as no securities losses were recorded in the 2023 period. Also impacting the comparative three month periods were decreases of $329,000 in life insurance proceeds and $96,000 in fees derived from loan activity for the three months ended September 30, 2023 compared to the three months ended September 30, 2022.

As a percentage of average assets, annualized non-interest income was 0.62% for the three months ended September 30, 2023 compared to 0.63% for the three months ended September 30, 2022.

Non-interest Expense:

Non-interest expense was $4.8 million for the three months ended September 30, 2023, compared to $5.0 million for the three months ended September 30, 2022, a decrease of 4.6%. Most significantly impacting non-interest expense in the comparative three month periods was a $119,000 decline in the amortization of investment in low-income housing partnerships due to the completion of the amortization period for one of Juniata’s low-income housing partnership investments in January 2023. Also adding to the decrease in non-interest expense during the three months ended September 30, 2023 compared to the three months ended September 30, 2022 were decreases of $115,000 in employee benefits expense resulting from a decline in medical claims expenses and $113,000 in taxes, other than income, due to a decline in Pennsylvania Shares Tax expense and recording a $62,000 Pennsylvania Shares Tax refund in the 2023 period.

As a percentage of average assets, annualized non-interest expense was 2.26% for the three months ended September 30, 2023 compared to 2.42% for the three months ended September 30, 2022.

Provision for Income Taxes:

An income tax provision of $310,000 was recorded for the three months ended September 30, 2023 compared to an income tax provision of $102,000 recorded for the three months ended September 30, 2022. Juniata qualifies for a federal tax credit for investments in low-income housing partnerships. The tax credit decreased from $225,000 for the three months ended September 30, 2022 to $82,000 for the three months ended September 30, 2023 due to the completion of the amortization period for one of Juniata’s low-income housing partnership investments.

For the three months ended September 30, 2023, the tax credit lowered the effective tax rate from 18.7% to 14.8% compared to the same period in 2022, when the tax credit lowered the effective tax rate from 14.7% to 4.6%.

Comparison of the Nine Months Ended September 30, 2023 and 2022

Operations Overview:

Net income for the nine months ended September 30, 2023 was $4.9 million, a decrease of $1.3 million, or 20.8%, compared to the nine months ended September 30, 2022, while basic and diluted earnings per share decreased by 21.0%, to $0.98, during the nine months ended September 30, 2023 compared to basic and diluted earnings per share of $1.24 during the comparable 2022 period.

Annualized return on average assets for the nine months ended September 30, 2023 was 0.78%, compared to 1.01% for the same period in 2022. For the nine months ended September 30, annualized return on average equity was 17.63% in 2023, compared to 15.02% in 2022.

Presented below are selected key ratios for the two periods:

	Nine Months Ended
	September 30,
	2023	2022
Return on average assets (annualized)	0.78%	1.01%
Return on average equity (annualized)	17.63%	15.02%
Average equity to average assets	4.45%	6.74%
Non-interest income, as a percentage of average assets (annualized)	0.62%	0.65%
Non-interest expense, as a percentage of average assets (annualized)	2.39%	2.42%

The discussion that follows further explains changes in the components of net income when comparing the nine months ended September 30, 2023 to the nine months ended September 30, 2022.

Net Interest Income:

Net interest income was $17.1 million during the nine months ended September 30, 2023, a decrease of $846,000, or 4.7%, compared to $18.0 million recorded during the nine months ended September 30, 2022.

Average interest earning assets increased $46.3 million, or 5.9%, to $835.1 million, during the nine months ended September 30, 2023, compared to the same period in 2022, due primarily to an increase of $64.1 million, or 14.8%, in average loans. The increase in average loans was partially offset by a decline of $15.4 million, or 4.4%, in average investment securities as the amortization on the mortgage-backed securities portfolio was used to fund loan growth rather than being reinvested into the securities portfolio. Average interest bearing liabilities increased by $31.4 million, or 5.5%, during the nine months ended September 30, 2023 compared to the comparable 2022 period, due primarily to growth in average short-term borrowings and time deposits, which were also used to fund loan growth. The yields on average loans and investment securities increased by 50 basis points and 16 basis points, respectively, in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, while the costs of time deposits and short-term borrowings and other interest bearing liabilities over the same period increased by 179 basis points and 189 basis points, respectively, primarily due to the increase in market interest rates as both the prime rate and federal funds target range increased by 225 basis points between periods. The yield on earning assets increased 50 basis points, to 3.91%, in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, while the cost to fund interest earning assets with interest bearing liabilities increased 112 basis points, to 1.63%.

Margin compression has been prevalent throughout the banking industry in 2023 due to effects of the increasing rate environment and competitive pricing pressures. Specifically, interest earning assets repriced more quickly than interest bearing liabilities, particularly deposits, as a result of the rapid and substantial increase in market interest rates in recent years. As the “gap” between the repricing of interest bearing assets and interest bearing liabilities closed and an emphasis on liquidity through deposits became prevalent in the banking industry, net interest income and net interest margin were adversely affected.

The net interest margin, on a fully tax equivalent basis, decreased from 3.08% during the nine months ended September 30, 2022, to 2.77% during the nine months ended September 30, 2023.

The table below shows the net interest margin on a fully tax-equivalent basis for the nine months ended September 30, 2023 and 2022.

	Nine Months Ended			Nine Months Ended
(Dollars in thousands)	September 30, 2023			September 30, 2022			Increase (Decrease) Due To (6)
	Average		Yield/	Average		Yield/
	Balance(1)	Interest	Rate	Balance(1)	Interest	Rate	Volume	Rate	Total
ASSETS
Interest earning assets:
Loans:
Taxable loans (5)	$468,138	$18,925	5.40%	$404,863	$14,853	4.90%	$2,328	$1,744	$4,072
Tax-exempt loans	28,508	644	3.02	27,669	593	2.87	18	33	51
Total loans	496,646	19,569	5.27	432,532	15,446	4.77	2,346	1,777	4,123
Investment securities:
Taxable investment securities	326,966	4,684	1.91	341,864	4,479	1.75	(195)	400	205
Tax-exempt investment securities	6,780	109	2.14	7,313	117	2.13	(9)	1	(8)
Total investment securities	333,746	4,793	1.91	349,177	4,596	1.75	(204)	401	197

Interest bearing deposits	4,731	69	1.95	7,122	80	1.50	(27)	16	(11)
Federal funds sold	—	—	—	—	—	0.00	—	—	—
Total interest earning assets	835,123	24,431	3.91	788,831	20,122	3.41	2,115	2,194	4,309

Other assets (7)	1,445			30,702
Total assets	$836,568			$819,533

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing demand deposits (2)	$213,549	1,798	1.13	$239,399	593	0.33	$(64)	$1,269	$1,205
Savings deposits	138,964	52	0.05	150,739	57	0.05	(4)	(1)	(5)
Time deposits	180,059	3,765	2.80	137,341	1,042	1.01	325	2,398	2,723
Short-term and long-term borrowings and other interest bearing liabilities	65,224	1,695	3.48	38,892	463	1.59	315	917	1,232
Total interest bearing liabilities	597,796	7,310	1.63	566,371	2,155	0.51	572	4,583	5,155

Non-interest bearing liabilities:
Demand deposits	195,499			192,661
Other	6,054			5,291
Stockholders’ equity	37,219			55,210
Total liabilities and stockholders’ equity	$836,568			$819,533
Net interest income and net interest rate spread		$17,121	2.28%		$17,967	2.90%	$1,543	$(2,389)	$(846)
Net interest margin on interest earning assets (3)			2.74%			3.05%
Net interest income and net interest margin - Tax equivalent basis (4)		$17,322	2.77%		$18,155	3.08%

Notes:

1)	Average balances were calculated using a daily average.
2)	Includes interest-bearing demand and money market accounts.
3)	Net margin on interest earning assets is net interest income divided by average interest earning assets.
4)	Interest on obligations of states and municipalities is not subject to federal income tax. To make the net yield comparable on a fully taxable basis, a tax equivalent adjustment is applied against the tax-exempt income utilizing a federal tax rate of 21%.
5)	Non-accruing loans are included in the above table until they are charged off.
6)	The change in interest due to rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
7)	Includes gross unrealized gains (losses) on securities available for sale.

Provision for Credit Losses:

A credit loss provision of $411,000 was recorded for the nine months ended September 30, 2023, compared to a loan loss provision of $350,000 for the nine months ended September 30, 2022. On January 1, 2023, the Company adopted CECL and transitioned from the incurred loss model based on historical loss experience and economic and market conditions to the expected loss model. The CECL standard reflects expected credit losses over the expected life of the financial assets and commitments, primarily based on the DCF methodology for the majority of the loan segments, which applies the probability of default and loss given default factors to future cash flows and adjusts to the net present value to derive the required reserve. Macroeconomic conditions are incorporated into the model for unemployment and gross domestic product, in addition to model assumptions for discount rate and prepayment and curtailment speeds. While Juniata continued to experience favorable asset quality trends, elevated qualitative risk factors, including political uncertainty, national delinquency trends and the effects of the increasing interest rate environment, in addition to loan growth, were considered in evaluating the allowance for credit losses, resulting in a greater credit loss provision for the nine months ended September 30, 2023, compared to the loan loss provision for the nine months ended September 30, 2022.

Management regularly reviews the adequacy of the allowance for credit losses and makes assessments as to specific loan impairment, charge-off expectations, general economic conditions in the Bank’s market area, specific loan quality and other factors. See the earlier discussion in the Financial Condition section explaining the information used to determine the provision.

Non-interest Income:

Non-interest income was $3.9 million during the nine months ended September 30, 2023 compared to $4.0 million during the nine months ended September 30, 2022, a decrease of $75,000, or 1.9%.

Most significantly impacting the comparative nine month periods was a $1.5 million decline in the loss on sales and calls of securities primarily due to the execution of a balance sheet and regulatory capital management strategy in 2022. The securities losses were partially offset by $1.2 million in gains from the termination of two derivatives contracts, recorded in other non-interest income in 2022, causing the $1.1 million decline in other non-interest income for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. Also impacting the comparative nine month periods were decreases of $219,000 in life insurance proceeds, $157,000 in fees derived from loan activity primarily due to a derivative credit adjustment of $104,000 recorded in the third quarter of 2022 for a participated loan relationship with a back-to-back swap arrangement, and $95,000 in customer service fees due to a decline in overdraft fees during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

As a percentage of average assets, annualized non-interest income was 0.62% in the first nine months of 2023 compared to 0.65% in the comparable 2022 period. Excluding the gain/loss on sales and calls of securities, change in fair value of equity securities and life insurance proceeds, annualized non-interest income as a percentage of average assets was 0.61% for the nine months ended September 30, 2023 compared to 0.84% for the nine months ended September 30, 2022.

Non-interest Expense:

Non-interest expense was $15.0 million during the nine months ended September 30, 2023 compared to $14.9 million during the nine months ended September 30, 2022, an increase of $94,000, or 0.6%.

Most significantly impacting non-interest expense in the comparative nine month periods was a $332,000 increase in data processing expense primarily due to a $238,000 breakage fee paid to Juniata’s current core service provider as Juniata plans to convert to a new core service provider in the first quarter of 2024, as well as a $227,000 increase in merger and acquisition expense as a result of the Path Valley branch acquisition in the second quarter of 2023. These increases were partially offset by a decline of $327,000 in low-income housing partnership amortization expense during the nine months ended September 30, 2023 versus the comparable 2022 period due to the completion of the 10-year amortization period in

January 2023 for one of Juniata’s low-income housing partnership investments, as well as a $212,000 decrease in taxes, other than income, between the comparative nine month periods due to a decline in Pennsylvania Shares Tax expense and recording a $62,000 Pennsylvania Shares Tax refund in the 2023 period.

As a percentage of average assets, annualized non-interest expense was 2.39% during the nine months ended September 30, 2023 compared to 2.42% during the nine months ended September 30, 2022. Excluding merger and acquisition expense, as well as the $238,000 breakage fee, annualized non-interest expense as a percentage of average assets was 2.31% for the nine months ended September 30, 2023.

Provision for Income Taxes:

An income tax provision of $708,000 was recorded during the nine months ended September 30, 2023 compared to an income tax expense of $488,000 recorded during the nine months ended September 30, 2022.

The Company qualifies for a federal tax credit for a low-income housing project investment, and the tax provisions for each period reflected the application of the tax credit. The tax credit decreased from $676,000 for the nine months ended September 30, 2022 to $284,000 for the nine months ended September 30, 2023 due to the completion of the amortization period for one of Juniata’s low-income housing partnership investments. The tax credit lowered the effective tax rate from 17.6% to 12.6% during the nine months ended September 30, 2023 compared to the same period in 2022, when the tax credit lowered the effective tax rate from 17.4% to 7.3%.

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

The Company is a member of the Federal Home Loan Bank of Pittsburgh for the purpose of providing short-term liquidity to supplement other sources of liability liquidity. During the nine months ended September 30, 2023, overnight borrowings from the FHLB averaged $18.7 million. As of September 30, 2023, the Company had $12.0 million in short-term borrowings and $20.0 million in long-term debt with the Federal Home Loan Bank, with a remaining unused borrowing capacity of $193.4 million with the FHLB. These credit facilities are secured by qualifying loans and investment securities held in safekeeping at the FHLB.

As of September 30, 2023, the Company had $16.0 million in short-term borrowings with the Federal Reserve’s Bank Term Funding Program (“BTFP”) with a remaining unused borrowing capacity at the Federal Reserve of $62.0 million. The Company opted to utilize this additional contingent liquidity source in order to take advantage of the program’s advantageous borrowing rate.

The Company also has two unsecured lines of credit with correspondent banks totaling $16.0 million, of which no funds were drawn at September 30, 2023. These lines of credit are tested periodically to ensure the availability of funds.

Funding derived from securities sold under agreements to repurchase (accounted for as collateralized financing transactions) is available through corporate cash management accounts for business customers. This product provides the Company with the ability to pay interest on corporate checking accounts.

During the first quarter of 2023, the Company increased its internal policy limit for brokered deposits to $175.0 million from $100.0 million. As of September 30, 2023, the Company had no brokered deposits.

At September 30, 2023, uninsured deposits represented 20.7% of the Company’s total deposits. This amount excludes deposits of state and political subdivisions because the Company pledges debt securities for deposits in excess of the $250,000 FDIC insurance limit in the case of those deposits.

In view of the sources previously mentioned and the steps taken by the Company through the nine months ended September 30, 2023, management believes the Company’s liquidity can provide the funds needed to meet operational cash needs.

Off-Balance Sheet Arrangements:

The Company’s consolidated financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk, credit risk and interest rate risk. These commitments consist mainly of loans approved but not yet funded, unused lines of credit and outstanding letters of credit. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third-party. Generally, financial and performance letters of credit have expiration dates within one year of issuance, while commercial letters of credit have longer term commitments. The credit risk involved in issuing letters of credit is essentially the same as the risks that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. As of September 30, 2023 and December 31, 2022, the Company had $2.5 million and $2.6 million, respectively, of financial and performance letters of credit commitments outstanding. Commercial letters of credit as of September 30, 2023 and December 31, 2022 totaled $9.3 million and $9.8 million, respectively.

Management believes the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding letters of credit. The current amount of the liability as of September 30, 2023 for payments under letters of credit issued was not material. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk.

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

The Basel III risk-based capital standards require financial institutions to maintain: (a) a minimum ratio of common equity tier 1 (“CET1”) to risk-weighted assets of at least 4.5%, (b) a minimum ratio of tier 1 capital to risk-weighted assets of at least 6.0%; (c) a minimum ratio of total (that is, tier 1 plus tier 2) capital to risk-weighted assets of at least 8.0%; and (d) a minimum leverage ratio of 3.0%, calculated as the ratio of tier 1 capital balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter). In addition, the rules also limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” of 2.5% above the minimum risk-based standards stated in (a) – (c).

At September 30, 2023, the Bank exceeded the regulatory requirements to be considered a "well capitalized" financial institution under Basel III, as well as exceeded the capital conservation buffer of 2.5% for the risk-based capital standards stated in (a) – (c) in the paragraph above.

The Company’s principal source of funds for dividend payments is dividends received from the Bank. Certain regulatory restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. At September 30, 2023, $37.1 million in undistributed earnings of the Bank, included in the consolidated stockholders’ equity, was available for distribution to the Company as dividends without prior regulatory approval, subject to regulatory capital requirements.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of September 30, 2023, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined by the Securities Exchange Act of 1934 (“Exchange Act”), Rule 13a-15(e). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting.

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

Recent events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, March 12, 2023 and May 1, 2023, the Federal Deposit Insurance Corporation took control and was appointed receiver of Silicon Valley Bank (“SVB”), Signature Bank and First Republic Bank (“First Republic”), respectively, after each bank was unable to continue its operations largely due to concerns about each bank’s liquidity position. These events exposed potential vulnerabilities in the banking sector, including liquidity concerns, debt securities in bank investment portfolios yielding lower interest rates  than current market rates (when the carrying value of these securities are “marked to market”, a corresponding decrease in the bank’s capital is recorded), deposit concentrations,  a decline in customer confidence in individual banks and in the banking industry in general, significant deposit outflows, difficulty in raising additional capital, market volatility and contagion risk. These factors have also caused market prices of regional bank stocks to decline.

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

Item 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company periodically repurchases shares of its common stock under a share repurchase program approved by the Board of Directors. The program will remain authorized until all approved shares are repurchased, unless terminated by the Board of Directors. As of September 30, 2023, 207,743 shares remained available to purchase under that program. There were no transactions pursuant to the repurchase program in the three month period ended September 30, 2023. On October 24, 2023, the Company repurchased 27,000 shares leaving 180,743 shares available to purchase under that program.

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

Juniata Valley Financial Corp.
(Registrant)

Date:	NOVEMBER 13, 2023	By:	/s/ Marcie A. Barber
Marcie A. Barber, President
Chief Executive Officer
(Principal Executive Officer)

Date:	November 13, 2023	By:	/s/ Michael W. Wolf
Michael W. Wolf
Chief Financial Officer
(Principal Accounting Officer and
Principal Financial Officer)