Form 10-K
period 2023-12-31
JUNIATA VALLEY FINANCIAL CORP
filed 2024-03-20
CIK 714712

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2023

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

Yes ⌧  No ◻

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ⌧

[Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.]

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

Yes ☐  No ⌧

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrants most recently completed second fiscal quarter was $71,395,943. (1)

There were 5,000,518 shares of the registrant’s common stock outstanding as of March 20, 2024.

(1)	The aggregate dollar amount of the voting stock set forth equals the number of shares of the Company’s Common Stock outstanding, reduced by the amount of Common Stock held by officers, directors, shareholders owning in excess of 10% of the Company’s Common Stock and the Company’s employee benefit plans multiplied by the last reported sale price for the Company’s Common Stock on June 30, 2023, the last business day of the registrants most recently completed second fiscal quarter. The information provided shall not be construed as an admission that any officer, director or 10% shareholder of the Company, or any employee benefit plan, may be deemed an affiliate of the Company or that such person or entity is the beneficial owner of the shares reported as being held by such person or entity, and any such inference is hereby disclaimed.

DOCUMENTS INCORPORATED BY REFERENCE

(Specific sections incorporated are identified under applicable items herein)

Certain portions of the Company’s Proxy Statement to be filed in connection with its 2024 Annual Meeting of Shareholders are incorporated by reference in Part III of this Report; provided; however, that any information in such Proxy Statement that is not required to be included in this Annual Report on Form 10-K shall not be deemed to be incorporated herein or filed for the purposes of the Securities Act of 1933 or the Securities Exchange Act of 1934.

Other documents incorporated by reference are listed in the Exhibit Index.

PART I

ITEM 1. BUSINESS

Overview

Juniata Valley Financial Corp. (the “Company” or “Juniata”) is a Pennsylvania corporation formed in 1983 as a result of a plan of merger and reorganization of The Juniata Valley Bank (the “Bank”). The plan received regulatory approval on June 7, 1983 and Juniata, a one-bank holding company, registered under the Bank Holding Company Act of 1956 as a bank holding company. The Bank is the oldest independent commercial bank in Juniata and Mifflin Counties and was organized as a state bank charter in 1867. The Company has one reportable segment, consisting of the Bank, as described in Note 2 of The Notes to Consolidated Financial Statements.

Nature of Operations

Juniata operates primarily in central and northern Pennsylvania with the purpose of delivering financial services within its local markets. The Company provides retail and commercial banking and other financial services through 15 branch locations located in Juniata, Mifflin, Perry, McKean, Potter and Franklin Counties. Additionally, in Mifflin, Juniata and Centre Counties, the Company maintains four offices for loan production, trust services and wealth management sales.

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

The Bank also provides comprehensive trust, asset management and estate services, and the Company has a contractual arrangement with a broker-dealer to offer a full range of financial services to the Bank’s customers, including annuities, mutual funds, stock and bond brokerage services and long-term care insurance. Management believes the Bank has a relatively stable deposit base with no major seasonal depositor or group of depositors. Most of the Company’s commercial customers are small and mid-sized businesses in central and northern Pennsylvania.

Juniata’s loan underwriting policies are updated periodically and are presented for approval to the Board of Directors of the Bank. The purpose of the policies is to grant loans on a sound and collectible basis, to invest available funds in a safe, profitable manner, to serve the credit needs of the communities in Juniata’s primary market area and to ensure that all loan applicants receive fair and equal treatment in the lending process. It is the intent of the underwriting policies to seek to minimize credit losses by requiring careful investigation of the credit history of each applicant, verifying the source of repayment and the ability of the applicant to repay, securing those loans for which collateral is deemed to be required, exercising care in the documentation of the application, review, approval and origination process and administering a comprehensive loan collection program.

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

Other sources of funds used by the Company may include brokered deposits, retail repurchase agreements, borrowings from the Federal Home Loan Bank of Pittsburgh and the Federal Reserve Bank of Philadelphia, and lines of credit established with correspondent banks for overnight funding.

Competition

The Bank’s service area is characterized by a high level of competition for banking and financial services among commercial banks, varying in size from local community banks to regional and national banks, credit unions, savings and loan associations and non-bank financial institutions, including fintech-based loan and deposit providers, insurance companies, investment counseling firms, and mutual funds and other business firms and individuals in corporate and trust investment management services located inside and outside the Bank’s market area. The Bank actively competes with such banks and institutions for local consumer and commercial deposit accounts, loans and other types of financial services. Many competitors have substantially greater financial resources and larger branch systems than those of the Bank.

In commercial transactions, the Company believes that the Bank’s legal lending limit to a single borrower (approximately $11.2 million as of December 31, 2023) enables it to compete effectively for the business of small and mid-sized businesses. However, the Bank’s legal lending limit is considerably lower than that of various competing institutions and thus, may act as a constraint on the Bank’s effectiveness in competing for larger financings.

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

A satisfactory safety and soundness rating, particularly regarding capital adequacy, and a satisfactory Community Reinvestment Act rating are generally prerequisites to obtaining federal regulatory approval to make acquisitions and open branch offices. As of December 31, 2023, the Bank was rated “satisfactory” under the Community Reinvestment Act and was a “well-capitalized” bank. An institution’s Community Reinvestment Act rating is considered in determining whether to grant approvals relating to charters, branches and other deposit facilities, relocations, mergers, consolidations and acquisitions. Less than satisfactory performance may be the basis for denying an application.

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

On March 12, 2020, the SEC adopted amendments to the “accelerated filer” and “large accelerated filer” definitions pursuant to Rule 12b-2 under the Securities Exchange Act of 1934 to resolve an overlap that existed between the definitions related to accelerated filers and “smaller reporting companies,” with the focus to reduce disclosure and reporting obligations for lower-revenue smaller reporting companies. The final amendments were effective on, and apply to an annual report filing due on or after, April 27, 2020. The most notable impact of these amendments was that a smaller reporting company with less than $100 million in revenue that previously met the definition of an accelerated filer or large accelerated filer is not required to obtain an attestation of their internal control over financial reporting as required under Section 404(b) of the Sarbanes-Oxley Act and is not required to comply with the shorter SEC filing deadlines that apply to accelerated filers. Juniata qualifies as a smaller reporting company and is not required to obtain such an attestation or comply with the shorter SEC filing deadlines that apply to accelerated filers.

FDIC Insurance

The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. The FDIC administers the Deposit Insurance Fund (“DIF”). The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”) set the standard maximum deposit insurance coverage amount at $250,000. The FDIC deposit insurance coverage limit applies per depositor, per insured depository institution for each account ownership category.

The FDIC has been given greater latitude in setting the assessment rates for insured depository institutions which could be used to impose minimum assessments. The FDIC adopted a final rule, applicable to all insured depository institutions, to increase initial base deposit insurance assessment rate schedules uniformly by 2 basis points, beginning in the first quarterly assessment period of 2023. FDIC assessment rates currently range from 2.5 – 32 basis points for small institutions, such as Juniata, with assets under $10.0 billion. Initial base assessment rates range between 5 and 32 basis points (5 – 18 basis points for a CAMELS composite rating of 1 or 2). The initial base rates for a CAMELS composite rating of 3 is 8 – 32 basis points and 18 – 32 basis points for CAMELS composite ratings of 4 and 5. The unsecured debt adjustment for all CAMELS composite ratings for small institutions is from -5 – 0 basis points but cannot exceed the lesser of 5 basis points, or 50%, of an insured depository institutions’ initial base assessment rate.

Pursuant to the Dodd-Frank Act the FDIC: (1) defined the assessment base used to calculate deposit insurance assessments as “average consolidated total assets minus average tangible equity”; (2) set the DIF’s minimum reserve ratio to 1.35 percent with no upper limit on the reserve ratio; (3) established adjustments to the assessment rates; and (4) established a new deposit insurance assessment rate schedule. Though deposit insurance assessments maintain a risk-based approach, the FDIC imposes a more extensive risk-based assessment system on large insured depository institutions with at least $10 billion in total assets since they are more complex in nature and could pose greater risk.

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

Capital Regulation

The Bank is subject to risk-based capital standards by which banks are evaluated in terms of capital adequacy. These regulatory capital requirements are administered by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that could have a direct material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital and classification are also subject to qualitative judgments by the regulators. Management believes that, as of December 31, 2023, the Bank meets all capital adequacy requirements to which it is subject.

Prompt corrective action regulations provide five classifications of a financial institution’s capital adequacy: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2023 and 2022, the Bank was well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s capital category.

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

The federal banking agencies issued a joint final rule in 2019 that provided an optional, simplified measure of capital adequacy, the community bank leverage ratio framework (“CBLR framework”), for qualifying community banking organizations, consistent with Section 201 of the Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Economic Growth Act”), which was effective on January 1, 2020. As of December 31, 2023, the Bank was a qualifying community banking organization as defined by the federal banking agencies but elected to comply with the risk-weighting framework under the Basel III capital requirements.

The Bank is subject to risk-based and leverage capital standards. The risk-based capital standards relate a banking organization’s capital to the risk profile of its assets and require the banking organization to maintain Tier 1 capital of at least 4% of total risk-adjusted assets, and total capital, including Tier 1 capital, equal to at least 8% of total risk-adjusted assets. Tier 1 capital includes common stockholders’ equity and qualifying perpetual preferred stock, together with related surpluses and retained earnings. The remaining category of regulatory capital, known as Tier 2 capital, may be comprised of limited life preferred stock, qualifying subordinated debt instruments and the reserves for possible credit losses.

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

Federal banking agencies have broad powers to take corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are “well-capitalized,” “adequately capitalized,” “undercapitalized”, “significantly undercapitalized” or “critically undercapitalized.” As of December 31, 2023, the Bank was a “well-capitalized” bank, as defined by the FDIC.

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

All the bank regulatory agencies have rules requiring them to consider in their evaluation of a bank’s capital adequacy the exposure of a bank’s capital and economic value to changes in interest rates. These rules do not establish an explicit supervisory threshold. The agencies intend, at a subsequent date, to incorporate explicit minimum requirements for interest rate risk into their risk-based capital standards and have proposed a supervisory model to be used together with bank internal models to gather data and propose, at a later date, explicit minimum requirements.

The Basel III rules, among other things, narrow the definition of regulatory capital. Basel III requires bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. Specifically, Basel III requires financial institutions to maintain: (a) a minimum ratio of common equity tier 1 capital (CET1) to risk-weighted assets of at least 4.5%; (b) a minimum ratio of tier 1 capital to risk-weighted assets of at least 6.0%; (c) a minimum ratio of total (that is, tier 1 plus tier 2) capital to risk-weighted assets of at least 8.0%; and (d)  a minimum leverage ratio of 3.0%, calculated as the ratio of tier 1 capital balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter). In addition, the rules also limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” of 2.5% above each of the foregoing capital requirements stated in (a) – (c) above.  Basel III also provides for a “countercyclical capital buffer,” an additional capital requirement that generally is imposed when national regulators determine that excess aggregate credit growth has become associated with a buildup of systemic risk, to absorb losses during periods of economic stress. Banking institutions that maintain insufficient capital to comply with the capital conservation buffer face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

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

The FRB’s Regulation E, which implements the Electronic Funds Transfer Act limits the ability of a financial institution to assess an overdraft fee for paying automated teller machine transactions and one-time debit card transactions that overdraw a customer’s account, unless the customer affirmatively consents, or opts in, to the institution’s payment of overdrafts for these transactions.

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

The following is a list of significant provisions of the Dodd-Frank Act, and, if applicable, the resulting regulations adopted, that apply (or will apply), most directly to the Company and its subsidiary:

●	Federal deposit insurance - The FDIC’s deposit insurance assessment base is now based on average total assets, minus average tangible equity.
●	Debit card interchange fees - The FRB adopted regulations setting maximum permissible interchange fees issuers can receive or charge on electronic debit card transaction fees and network exclusivity arrangements.
●	Interest on demand deposits - Depository institutions are permitted to pay interest on business transaction and other accounts.
●	Stress testing - The FRB issued final rules regarding company-run stress testing. In accordance with these rules, a company whose assets exceed $10 billion is required to conduct an annual stress test. The Economic Growth Act raised the asset threshold for the stress testing requirement to apply to companies with assets above $100 billion. While the Company believes that both the quality and magnitude of its capital base are sufficient to support its current operations given its risk profile, this requirement is not applicable to the Company because its assets are under $100 billion.
●	Ability-to-pay rules and qualified mortgages - As required by the Dodd-Frank Act, the CFPB amended Regulation Z, implementing the Truth in Lending Act, by requiring mortgage lenders to make a reasonable and good faith determination, based on verified and documented information, that a consumer applying for a residential mortgage loan has a reasonable ability to repay the loan according to its terms. These final rules prohibit creditors, such as the Company, from extending residential mortgage loans without regard for the consumer’s ability to repay and add restrictions and requirements to residential mortgage origination and servicing practices.

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

●	Integrated disclosures under the Real Estate Settlement Procedures Act and the Truth in Lending Act – CFB rules require lenders to provide a new Loan Estimate, combining content from the former Good Faith Estimate required under RESPA and the initial disclosures required under TILA not later than the third business day after submission of a loan application, and a new Closing Disclosure, combining content of the former HUD-1 Settlement Statement required under RESPA and the final disclosures required under TILA at least three days prior to the loan closing.
●	Volcker Rule — As mandated by the Dodd-Frank Act, the OCC, FRB, FDIC, SEC and Commodity Futures Trading Commission issued rules (the "Final Rules") implementing certain prohibitions and restrictions on the ability of a banking entity and non-bank financial company supervised by the FRB to engage in proprietary trading and have certain ownership interests in, or relationships with, a "covered fund". Generally, any entity that would be an investment company under the Investment Company Act of 1940 (the "1940 Act") is treated as a covered fund, but for the application of the exemptions from SEC registration set forth in Section 3(c)(1) (fewer than l00 beneficial owners) or Section 3(c)(7) (qualified purchasers) of the 1940 Act. Also requires regulated entities to establish an internal compliance program consistent with the extent to which it engages in activities covered by the Volcker Rule, which must include making regular reports about those activities to regulators. Although there is some tiering of compliance and reporting obligations based on size, the fundamental prohibitions of the Volcker Rule apply to banking entities of any size, including the Company.
●	Incentive compensation — As required by the Dodd-Frank Act, a joint interagency proposed regulation was issued in April 2011. The proposed rule would require the reporting of incentive-based compensation arrangements by a covered financial institution and prohibit incentive-based compensation arrangements at a covered financial institution that provides excessive compensation or that could expose the institution to inappropriate risks that could lead to material financial loss. The proposed rule, if adopted as currently proposed, could limit the way the Company structures incentive compensation for its executives.

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

As part of the CARES Act, and in recognition of the challenging circumstances faced by small businesses, Congress created the Paycheck Protection Program (“PPP”), in which the Company was a participating lender. PPP covered loans are fully guaranteed as to principal and accrued interest by the SBA and, therefore, require a zero percent risk weight for risk-based capital requirements. The SBA reimburses PPP lenders for any amount of a PPP covered loan that is forgiven. PPP lenders are not held liable for any representations made by PPP borrowers in connection with a borrower's request for PPP covered loan forgiveness. Juniata funded a total of 870 PPP loans totaling $51.0 million. As of December 31, 2023, Juniata had one PPP loan remaining with an outstanding balance of $2,000.

Employees

As of December 31, 2023, the Company had a total of 122 full-time and 38 part-time employees.

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

ITEM 1A. RISK FACTORS

An investment in the Company's common stock involves certain risks, including, among others, the risks described below.  In addition to the other information contained in this report, you should carefully consider the following risk factors in analyzing whether to make or to continue an investment in the Company.

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

Higher market interest rates decreased the net interest margin in 2023 in comparison to 2022. Interest-earning assets, such as loans and investments, have been originated, acquired or repriced at higher rates, increasing the average rate earned on those assets. However, the average rate paid on interest bearing liabilities, such as deposits and borrowings, has also increased, and at a faster pace, than the increase in rates on interest earning assets, impacting the net interest margin in 2023. This trend may continue to adversely impact the net interest margin as market rates and funding costs remain high.

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

As of December 31, 2023, the Company believes it meets all capital adequacy requirements to which it is subject. However, the Basel III rules, effectively require financial institutions to maintain higher capital levels than previously required. As a result, Juniata may have to maintain capital in the form of assets that contribute less income to Juniata and that are not available for deployment as loans or other interest-income generating assets, funding of capital projects or other growth initiatives.

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

Competition may adversely affect the rates the Company pays on deposits and charges on loans, thereby potentially adversely affecting the Company’s profitability. Competition sometimes requires the Company to lower rates charged on loans more than market rates would otherwise indicate. Competition may also require the Company to pay higher rates on deposits than market rates would otherwise indicate. Thus, although loan demand has improved, intense competition among lenders has continued to place downward pressure on loan yields, also narrowing the net interest margin.

Changes in interest rates or disruption in liquidity markets may adversely affect the Company’s sources of funding.

The Company must maintain enough sources of liquidity to meet the demands of its depositors and borrowers, support its operations and meet regulatory expectations. The Company’s liquidity practices emphasize core deposits and repayments and maturities of loans and investments as its primary sources of liquidity. These primary sources of liquidity can be supplemented by Federal Home Loan Bank (“FHLB”) advances, borrowings from the Federal Reserve Bank, lines of credit from correspondent banks and brokered deposits. Lower-cost, core deposits may be adversely affected by changes in interest rates, and secondary sources of liquidity can be costlier to the Company than funding provided by deposit account balances having similar maturities. In addition, adverse changes in the Company’s results of operations or financial condition, regulatory actions involving the Company, or changes in regulatory, industry or market conditions could lead to increases in the cost of these secondary sources of liquidity, the inability to refinance or replace these secondary funding sources as they mature, or the withdrawal of unused borrowing capacity under these secondary funding sources.

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

As market interest rates increase, unrealized losses on the Bank’s available for sale debt securities portfolio can increase. The increase in unrealized losses is reflected in Accumulated Other Comprehensive Income (“AOCI”) on the balance sheet, which reduces book capital, and therefore, the tangible common equity ratio. Unrealized losses do not affect regulatory capital ratios.

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

The time, expense and internal and external resources associated with regulatory compliance continue to increase. Thus, balancing the need to address regulatory changes and effectively manage growth in non-interest expenses has become more challenging than it had been in the past.

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

The Company’s computer systems, software and networks are regularly subject to cyber-attacks, which may result in: unauthorized access; mishandling or misuse of information; loss or destruction of data (including confidential customer information); account takeovers; unavailability of service; computer viruses or other malicious code; disruption or degradation of service; denial of service; and other events.  Cyber threats may arise from human error, fraud or malice on the part of employees or third parties, including third party vendors, or may result from accidental technological failure. In addition, the parties intent on penetrating our systems may also attempt to fraudulently induce employees, customers, third parties or other users of our systems to disclose sensitive information to gain access to the Company’s data or that of the Company’s customers.

Cybersecurity incidents, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption or unavailability of critical data and confidential or proprietary information (the Company’s own or that of third parties) and the disruption of business operations. The potential consequences of a material cybersecurity incident include reputational damage, litigation with third parties, and increased cybersecurity protection and remediation costs, which in turn could adversely affect the Company’s competitiveness and results of operations. The Company carries insurance to partially offset the risk of loss; however, there can be no assurance that the policy limits or policy exclusions would adequately protect the Company from a related loss.

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

Various aspects of our business could be impacted by general macroeconomic conditions including, among others, inflation, interest rates, supply chain complications and economic uncertainty. Inflation rates in the United States have increased to levels not experienced in several years. These economic uncertainties may be compounded by international conflicts. Inflation, interest rates and related economic volatility could adversely affect our business, financial condition, results of operations and liquidity. These unfavorable economic conditions could, among other things, impact the value of our securities portfolio, impact our net interest margin, adversely impact our customers’ ability to make payments on floating rate loans, if interest rates rise, and increase the risk of default by our customers experiencing financial difficulties and business disruptions.

Difficult economic conditions and real estate markets, including protracted periods of low-growth and sluggish loan demand, can negatively impact the Company’s income, and result in higher charge-offs as borrowers’ ability to repay is negatively impacted by those conditions.

Lending money is an essential part of the banking business, and the revenues derived from lending activities are the most significant segment of the Company’s income statement. Extended periods of sluggish loan demand can materially affect the composition of the Company’s consolidated statement of financial condition, reducing the ratio of loans to deposits and the Company’s profitability. Adverse changes in the economy and real estate markets and the duration of economic downturns can negatively affect the solvency of businesses and consumers. Borrowers’ inability to repay loans causes increases in non-performing assets, which may result in elevated collection and carrying costs related to such non-performing assets and increases in loan charge-offs, significantly impacting the credit loss provision charged to earnings to fund the allowance for credit losses. The risk of non-payment is affected by credit risks of the borrower, changes in economic and industry conditions, the duration of the loan and, in the case of a collateralized loan, uncertainties as to the future value of the collateral supporting the loan. Historically, commercial loans have presented a greater risk of non-payment than consumer loans. The application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans.

The Company has established an allowance for credit losses that management believes to be adequate to offset expected losses on the Company’s existing loans. However, there is no precise method of estimating credit losses. The Company determines the appropriate level of the allowance for credit losses based on many quantitative and qualitative factors, including, but not limited to the size and composition of the loan portfolio; changes in risk ratings; changes in collateral values; delinquency levels; historical losses; and economic conditions. In addition, as the Company’s loan portfolio grows, it will generally be necessary to increase the allowance for credit losses through additional provisions, which will impact the Company’s operating results. If the Company’s assumptions and judgments regarding such matters prove to be inaccurate, its allowance for credit losses might not be sufficient, and additional provisions for credit losses might need to be made. Depending on the amount of such provisions for credit losses, the adverse impact on the Company’s earnings could be material. Also, there can be no assurance that any future declines in real estate market conditions, general economic conditions or changes in regulatory policies will not require the Company to increase its allowance for credit losses, through additional credit loss provisions, which could reduce earnings.

Investment securities losses could negatively impact our results of operations.

Price fluctuations in securities markets, as well as other market events, could have an impact on the Company’s results of operations. As described below, the Company’s holding of certain securities and the revenues the Company earns from its trust and investment management services business are particularly sensitive to those events:

●	Equity investments:

As of December 31, 2023, the Company’s equity investments were comprised primarily of publicly traded financial institutions. The value of the securities in the Company’s equity portfolio may be affected by several factors. General economic conditions and uncertainty surrounding the financial institution sector impacts the value of these securities. Equity investments are stated at fair value with realized and unrealized gains and losses reported in net income. General declines in bank stock values, as well as deterioration in the performance of specific banks, are reflected on the Consolidated Statements of Income.

●	Municipal securities:

As of December 31, 2023, the Company had approximately $6.5 million of municipal securities issued by various municipalities in its investment portfolio. Uncertainty with respect to the financial viability of municipal insurers places greater emphasis on the underlying strength of issuers. Increasing pressure on local tax revenues of issuers due to adverse economic conditions could also have a negative impact on the underlying credit quality of issuers.

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

We may be negatively impacted by customer and regulatory reaction to unrelated bank failures.

On March 9, 2023, Silvergate Bank in La Jolla, California, announced its decision to voluntarily liquidate its assets and wind down operations. On March 10, 2023, Silicon Valley Bank in Santa Clara, California, was closed by the California Department of Financial Protection and Innovation. On March 12, 2023, Signature Bank in New York, New York, was closed by the New York State Department of Financial Services. On May 1, 2023, First Republic Bank in San Francisco, California, was closed by the California Department of Financial Protection and Innovation. These banks had elevated levels of uninsured deposits, which may be less likely to remain at the bank over time and less stable as a source of funding than insured deposits. These failures led to volatility and declines in the market for bank stocks and questions about depositor confidence in depository institutions.

As a result of these failures, there has been an increased customer and regulatory focus on funding and liquidity at financial institutions, the composition of their deposits, including the amount of uninsured deposits, the amount of accumulated other comprehensive loss, capital levels and interest rate risk management. If we are unable to meet the increased expectations of our customers and regulatory agencies, it may have a material adverse effect on our financial condition and results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

Juniata’s risk management program is designed to identify, assess and mitigate risks across various aspects of the Company, including credit, market, treasury, operational, compliance and reputational. Cybersecurity is a critical component of this program, given the increasing reliance on technology and potential for a cybersecurity incident to occur, which could disrupt business operations or compromise sensitive data. Juniata’s Information Security Officer (“ISO”) and SVP/IT Manager are primarily responsible for this cybersecurity component and are key members of the organization, both of which have a clear line of reporting directly to the board of directors and involved with the Information Technology (“IT”) Steering Committee. To date, the Company has not, to its knowledge, experienced an incident materially affecting or reasonably likely to materially affect the Company.

To prepare and respond to incidents, the Company has implemented a multi-layered cybersecurity program that is intended to comply with Gramm-Leach-Bliley Act 12 CFR 364, Appendix B, integrating people, technology, and processes. This includes employee training, the use of innovative technologies, and the implementation of policies and procedures in the areas of Information Security, Data Governance, Business Continuity and Disaster Recovery, Privacy, Third-Party Risk Management, and Incident Response. Juniata’s objective for managing cybersecurity risk is to avoid or minimize the impacts of external threat events or other efforts to penetrate, disrupt or misuse its systems or information. The cybersecurity program is built upon a foundation of advanced security technology, its internal employee team, and operations based on industry best practices recommendations from the Federal Financial Institutions Examination Council (“FFIEC”) Guidelines and Cybersecurity Assessment Tool (“CAT”). This consists of controls designed to identify, protect, detect, respond and recover from information and cyber security incidents. Juniata’s SVP/IT Manager and ISO, who report directly to the Board of Directors, along with key members of their teams, regularly collaborate with peer banks, industry groups, and policymakers to discuss cybersecurity trends and issues and identify best practices. The information security program is periodically reviewed by such personnel with the goal of addressing changing threats and conditions.

The Company also employs a variety of preventative and detective tools designed to monitor, block, and provide alerts regarding suspicious activity, as well as to report on suspected advanced persistent threats. The Company established processes and systems designed to mitigate cyber risk, including regular and on-going education and training for employees, preparedness simulations and tabletop exercises, and recovery and resilience tests. Juniata engages in regular assessments of its infrastructure, software systems, and network architecture, using internal cybersecurity experts and third-party specialists. The Company also actively monitors its email gateways for malicious phishing email campaigns and remote connections as some of its workforce has the option to work remotely.

The Company relies on third-party vendor solutions to support its operations. Many of these vendors, especially in the financial services industry, have access to sensitive and proprietary information. To mitigate the operational, informational and other risks associated with the use of vendors, the Company maintains a Vendor Management Policy, which includes a detailed onboarding process and periodic reviews of vendors with access to sensitive Company data. The Vendor Management Policy applies to any business arrangement between the Company and another individual or entity, by contract or otherwise, in compliance with the FFIEC guidelines for third-party risk management. The Vendor Management Policy is audited periodically in accordance with our board of directors approved Internal Audit plan.

Juniata leverages internal and external auditors and independent external partners to periodically review its processes, systems, and controls, including with respect to its information security program, to assess their design and operating effectiveness and make recommendations to strengthen its information security and risk management programs. Regular internal monitoring is integral to the Company’s risk assessment process, which includes regular testing of internal key controls, systems, and procedures. In addition, independent third-party penetration testing of the effectiveness of security controls and preparedness measures is conducted at least annually or more often, if warranted by the risk assessment or other external factors. Management determines the scope and objectives of the penetration analysis.

The Company maintains a Business Continuity Plan (the “Plan”) that provides a documented framework for responding to actual or potential cybersecurity incidents, including timely notification of and escalation to the appropriate board of directors-approved management committees, as discussed further below, and to the IT Steering Committee. The Plan is coordinated through the SVP/IT Manager and ISO and key members of management are embedded into the Plan by their design. The Plan facilitates coordination across multiple parts of the Company and is evaluated at least annually.

Integral elements of the Plan related to the Company’s response to security vulnerabilities include the following:

●	Identifying the appropriate team and any appropriate sub-teams to address specific information and/or cyber security incidents, or categories of information and/or cyber security incidents.
●	Coordinating Incident Response or Crisis Management activities, including developing, maintaining, and following appropriate procedures to respond to and document identified information and/or cyber security incidents.
●	Conducting post-incident reviews to gather feedback on information and/or cyber security incident response procedures and address any identified gaps in security measures.
●	Providing training and conducting periodic exercises to promote employee and stakeholder preparedness and awareness of the Plan.
●	Reviewing the Plan at least annually, or whenever there is a material change in the Company’s business practices that may reasonably affect its cyber incident response procedures.

Notwithstanding Juniata’s defensive measures and processes, the threat posed by cyber-attacks is severe. Juniata’s internal systems, processes, and controls are designed to mitigate loss from cyberattacks and, while it has experienced cybersecurity incidents in the past, to date, risks from cybersecurity threats have not materially affected the Company.

Governance

The Company’s ISO is accountable for managing enterprise information security and delivering the information security program. These responsibilities include cybersecurity risk assessment, defense operations, cyber incident response, vulnerability assessment, threat intelligence, identity access governance, and the evaluation of third party risk management and business resilience as it relates to the cybersecurity program.

The foregoing responsibilities are covered on a day-to-day basis by the SVP/IT Manager and ISO. The ISO has substantial relevant expertise and formal training in the areas of information security and cybersecurity risk management, including 22 years of cybersecurity experience, 18 of which was spent at a CPA firm specializing in banking industry financial and information technology audits.

The ISO provides guidance, oversight, monitoring and challenge of the first line’s activities. The second line of defense function is separated from the first line of defense function through organizational structure and ultimately reports directly to the board of directors.

The Company has established the IT Steering Committee, which focuses on technology and business impact, and the Audit Committee of the board of directors, which focuses on the identification, monitoring, assessment, and management of risk associated with our cyber and information security programs. These committees provide oversight and governance of the technology program and the information security program and include the ISO and SVP/ IT Manager, respectively, and other key departmental managers throughout the entire company. The IT Steering Committee meets at least quarterly, and the Audit Committee meets at least quarterly to provide oversight of the risk management strategy, standards, policies, practices, controls, and mitigation and prevention efforts employed to manage security risks. More frequent meetings occur from time to time in accordance with the Incident Response Plan (part of the Plan) to facilitate timely informing and monitoring efforts. The ISO reports summaries of key issues, including significant cybersecurity incidents, discussed at committee meetings and the actions taken to the IT Steering Committee on at least a quarterly basis, or more frequently as may be required by the Incident Response Plan, and the board of directors on at least an annual basis.

The IT Steering Committee is responsible for overseeing the Company’s information security and technology programs, including management’s actions to identify, assess, mitigate, and remediate or prevent material cybersecurity issues and risks. The ISO and SVP/IT Manager provide quarterly reports to the IT Steering Committee regarding the information security program and the technology program, key enterprise cybersecurity initiatives and other matters relating to cybersecurity processes. The IT Steering Committee reviews and approves the information security and technology budgets and strategies annually. Additionally, the Audit Committee reviews key metrics summarizing the Company’s cyber security risk profile on a quarterly basis. The IT Steering Committee and Audit Committee each provide a report of their activities to the full board of directors at least annually.

Lastly, at least annually, the ISO reports directly to the board of directors the overall status of the Information Security Program and the Company’s compliance with the Interagency Guidelines for Safeguarding Customer Information. Any material findings related to the risk assessment, risk management and control decisions, service provider arrangements, results of testing, security breaches or violations are discussed as are management’s responses and any recommendations for program changes.

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

16400 Path Valley Road, Spring Run, Pennsylvania (branch office)

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

Wal-Mart Supercenter, Route 522 South, Lewistown, Pennsylvania (lease expires January 2026)

52 West Mill Street, Port Allegany, Pennsylvania (lease expires June 2028)

Financial Services Office

129 South Main Street, Suite 600, Lewistown, Pennsylvania (lease expires October 2029)

Loan Production Office

1366 South Atherton Street, State College, Pennsylvania (lease expires November 2024)

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

Transfer Agent:

Computershare Investor Services, P.O. Box 43006, Providence, RI 02940-3006. Phone: (800) 368-5948. Website: www.computershare.com/investor.

Holders:

As of February 23, 2024, there were 1,638 registered holders of the Company’s outstanding common stock.

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

Annual Meeting:

The Annual Meeting of Shareholders of Juniata Valley Financial Corp. will be held at 10:30 a.m., on Tuesday, May 21, 2024, virtually via the internet at meetnow.global/M5DAGCM.

Recent Sales of Unregistered Securities:

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers:

The Company periodically repurchases shares of its common stock under a share repurchase program approved by the Board of Directors. The program will remain authorized until all approved shares are repurchased, unless terminated by the Board of Directors. There were 27,000 shares purchased under the program during the fourth quarter of 2023. As of December 31, 2023, 180,743 shares remained available to purchase under the program.

			Total Number of
	Total Number		Shares Purchased as	Maximum Number of
	of Shares	Average	Part of Publicly	Shares that May Yet Be
	Purchased or Restricted	Price Paid	Announced Plans or	Purchased Under the
Period	Shares Forfeited	per Share	Programs	Plans or Programs (1)
October 1-31, 2023	27,000	$11.70	27,000	180,743
November 1-30, 2023	—	—	—	180,743
December 1-31, 2023	—	—	—	180,743

Totals	27,000		27,000	180,743

ITEM 6. RESERVED

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE-YEAR FINANCIAL SUMMARY

(Dollars in thousands, except share and per share data)

	2023	2022	2021
BALANCE SHEET INFORMATION at December 31
Assets	$871,811	$830,875	$810,518
Deposits	749,045	711,512	708,447
Loans, net of allowance for credit losses	519,717	480,485	414,795
Investments	282,729	287,966	339,997
Goodwill	9,812	9,047	9,047
Short-term borrowings and repurchase agreements	52,810	55,710	4,227
Long-term debt	20,000	20,000	20,000
Stockholders’ equity	41,393	36,949	71,290
Number of shares outstanding	4,991,129	5,003,059	4,988,542

Average for the year
Assets	839,962	819,153	816,989
Stockholders’ equity	37,497	50,151	73,638
Weighted average shares outstanding for the year - basic	5,009,787	4,999,980	5,004,051
Weighted average shares outstanding for the year - diluted	5,018,449	5,008,512	5,013,460

INCOME STATEMENT INFORMATION
Years Ended December 31
Total interest income	$33,181	$27,555	$24,553
Total interest expense	10,489	3,422	3,218
Net interest income	22,692	24,133	21,335
Provision for credit losses	500	455	(769)
Non-interest income	5,321	5,225	5,154
Non-interest expense	19,947	19,941	20,370
Income before income taxes	7,566	8,962	6,888
Federal income tax (benefit) expense	970	642	284
Net income	$6,596	$8,320	$6,604

PER SHARE DATA
Earnings per share - basic	$1.32	$1.66	$1.32
Earnings per share - diluted	1.31	1.66	1.32
Cash dividends	0.88	0.88	0.88
Book value	8.29	7.39	14.29

FINANCIAL RATIOS
Return on average assets	0.79%	1.02%	0.81%
Return on average equity	17.59	16.59	8.97
Dividend payout	66.80	52.90	66.66
Average equity to average assets	4.46	6.12	9.01
Loans to deposits (year-end)	69.38	67.53	58.55
Yield on earning assets	3.96	3.50	3.21
Cost to fund earning assets	1.75	0.60	0.58
Non-interest income [excluding gains (losses) on sales or calls of securities] to average assets	0.63	0.82	0.63
Non-interest expense to average assets	2.37	2.43	2.49
Net non-interest expense to average assets	1.74	1.62	1.87

FORWARD-LOOKING STATEMENTS

The information contained in this Annual Report on Form 10-K contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder). These forward-looking statements may include projections of, or guidance on, the Corporation’s future financial performance, expected levels of future expenses, including future credit losses, anticipated growth strategies, descriptions of new business initiatives and anticipated trends in the Corporation’s business or financial results. When words such as "may”, "should”, "will”, "could”, "estimates”, "predicts”, "potential”, "continue”, "anticipates”, "believes”, "plans”, "expects”, "future”, "intends”, “projects”, the negative of these terms and other comparable terminology are used in this document, Juniata is making forward-looking statements. Any forward-looking statement made by the Company in this document is based only on Juniata’s current expectations, estimates and projections about future events and financial trends affecting the financial condition of its business based on information currently available to the Company and speaks only as of the date when made. Juniata undertakes no obligation to publicly update or revise forward-looking information, whether as a result of new or updated information, future events, or otherwise. Forward-looking statements are not historical facts or guarantees of future performance. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of the Company’s control, and actual results may differ materially from this forward-looking information and therefore, should not be unduly relied upon.  Many factors could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements, including, without limitation:

●	changes in general economic, business and political conditions, including inflation, a recession or intensified international hostilities;
●	the impact of adverse changes in the economy and real estate markets, including protracted periods of low-growth and sluggish loan demand;
●	the effect of market interest rates and uncertainties, and relative balances of rate-sensitive assets to rate-sensitive liabilities, on net interest margin and net interest income;
●	the effect of competition on rates of deposit and loan growth and net interest margin;
●	increases in non-performing assets, which may result in increases in the allowance for credit losses, loan charge-offs and elevated collection and carrying costs related to such non-performing assets;
●	other income growth, including the impact of regulatory changes which have reduced debit card interchange revenue;
●	investment securities gains and losses, including other than temporary declines in the value of securities which may result in charges to earnings;
●	the effects of changes in the applicable federal income tax rate;
●	the level of other expenses, including salaries and employee benefit expenses;
●	the impact of increased regulatory scrutiny of the banking industry;
●	the impact of governmental monetary and fiscal policies, as well as legislative and regulatory changes;
●	the results of regulatory examination and supervision processes;
●	the failure of assumptions underlying the establishment of reserves for credit losses, and estimations of collateral values and various financial assets and liabilities;
●	the increasing time and expense associated with regulatory compliance and risk management;
●	the ability to implement business strategies, including business acquisition activities and organic branch, product and service expansion strategies;
●	capital and liquidity strategies;
●	the effects of changes in accounting policies, standards, and interpretations on the presentation in the Company’s consolidated balance sheets and consolidated statements of income;
●	the Company’s failure to identify and address cybersecurity risks;
●	the Company’s ability to keep pace with technological changes;
●	the Company’s ability to attract and retain talented personnel;
●	the Company’s reliance on its subsidiary for substantially all its revenues and its ability to pay dividends;
●	acts of war or terrorism;
●	disruptions due to flooding, climate change, severe weather or other natural disasters;
●	failure of third-party service providers to perform their contractual obligations;

●	the impact of unrealized losses on debt securities on accumulated other comprehensive income and stockholders’ equity; and
●	the possibility of a contagion in the banking industry because of the recent bank failures and resulting emphasis on liquidity, uninsured deposits and customer and industry concentrations in the deposit base.

OVERVIEW

This discussion relates to Juniata Valley Financial Corp. (the “Company” or “Juniata”) and its wholly owned subsidiary, The Juniata Valley Bank (the “Bank”). Juniata is a bank holding company that delivers financial services through the Bank within its market, primarily central and northern Pennsylvania. The Bank provides retail and commercial banking, trust, estate, and wealth management services through offices located in Juniata, Mifflin, Perry, McKean, Potter, Franklin and Centre Counties.

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

CUSTOMER RELATIONSHIPS

We are committed to maximizing customer satisfaction. We are sensitive to the expanding array of financial services and financial service providers available to our customers, both locally and globally. We are committed to fostering a complete customer relationship by helping clients identify their current and future financial needs and offering practical and affordable solutions to both. As our customers’ lifestyles change, the channels through which we deliver our services must change as well. One element of the Company’s strategic plan is to provide connection through every means available, wherever we are needed, whether through a stand-alone branch, in-store boutique, ATM or via online and mobile banking anywhere internet or cell phone signals can be received. In 2023, we continued to make advances in technological resources, offering a mobile wallet to consumers because we are committed to optimizing the customer experience.

BALANCE SHEET GROWTH

We are capable of profitable balance sheet growth. Rapid growth should not be a substitute for careful fiscal and strategic management. It is our goal to continue quality growth despite intense competition by paying careful attention to the needs of our customers. We will continue to maintain high credit standards, knowing that lending under the right circumstances is the proper way to maintain soundness and profitability. We believe we consistently pay fair market rates on all deposits and have invested wisely and conservatively in compliance with self-imposed standards, minimizing risk of asset impairment. We aspire to increase our market share within the current communities that we serve, and to expand in contiguous areas through acquisition and investment. As part of our strategic plan for growth, we continue to actively seek opportunities for acquisitions of branches or stakes in other financial institutions, and in May 2023, we acquired the Path Valley branch in Franklin County, Pennsylvania.

OPERATING RESULTS

We are capable of producing solid results from operations. Recognizing that net interest margins have narrowed for banks in general and that these margins may not return to the ranges experienced in the past, we focus on the importance of providing fee-generating services in which customers find value. Offering a broad array of services prevents us from becoming too reliant on one form of revenue. It has also been our philosophy to spend conservatively and to implement operating efficiencies where possible to keep non-interest expense from escalating in areas that can be controlled.

CONNECTION TO THE COMMUNITY

We are active corporate citizens, connected to the communities we serve. Although the world of banking has transitioned to global availability through electronics, we believe that our community banking philosophy is not only still valid, but essential. Despite technological advances, banking is still a personal business, particularly in the rural areas we serve. We believe that our customers shop for services and value a relationship with an institution involved in the same community, with the same interests in its prosperity. We have a foundation and a history in each of the communities we serve. Management takes an active role in local business and industry development organizations to help attract and retain commerce in our market area. We provide businesses, large and small, with financial tools and financing needed to grow and prosper. And though these tools are electronically driven, they are custom designed by relationship managers who take time to understand the need. We have always been committed to responsible lending practices. We invest locally by including local municipal bonds in our investment portfolio and participating in funding for such projects as low income and elderly housing. We support charitable programs that benefit the local communities, not only with monetary contributions, but also through the personal involvement of our caring employees.

JUNIATA’S OPPORTUNITIES

SOUNDNESS AND STABILITY

Our financial condition is strong. We enjoy strong liquidity ratios, as well as capital ratios that exceed regulatory guidelines. Our business model includes a plan for growth without sacrificing profitability or integrity. We believe an opportunity exists for banks such as ours to offer the trusted, personal service of a locally managed institution that has had roots in the community for over 150 years.

EXPANSION OF CUSTOMER BASE

Our strategic focus is based on leveraging our collective knowledge of the Company’s primary and contiguous markets to identify lending or fee-based opportunities consistent with our risk parameters and profitability targets. We continue to develop our sales team through mentoring and by making employee education paramount. We continually seek and implement back-room efficiencies. We recognize change is taking place in a world where convenience and mobility are priorities for consumers and businesses when choosing a financial institution with whom to do business. We offer full-featured secure mobile banking that includes remote check deposit for use on home computers and all mobile devices for consumers. For businesses, we provide options for cash management and remote deposit. We offer identity protection to the families of our customers, which we believe to be a true value-added service, with features that go far beyond traditional banking services, and sets us apart from other financial institutions in our market area. With the acquisition of First National Bank of Port Allegheny (“FNBPA”) in 2015, we expanded our market into the northern tier region of Pennsylvania and integrated the JVB brand there. In 2018, we expanded our footprint in Perry County, Pennsylvania, through the acquisition of remaining shares of LCB. In 2023, we expanded into Franklin County, Pennsylvania, through the purchase of a branch office.

DELIVERY SYSTEM ENHANCEMENTS

We seek to continually enhance our customer delivery system, both through technology and physical facilities. We actively seek opportunities to expand our branch network through acquisitions. We believe that it is imperative that our customers have convenient and easy access to personal financial services that complement their lifestyle, whether it is through electronic or personal delivery. We achieved an early entry into the mobile banking arena and have since expanded online delivery, offering consumer remote deposit, mobile wallet and online consumer loan and deposit accounting opening. Through the www.JVBonline.com website, we offer a suite of online services including the convenience of online loan applications for residential mortgages, home equity, vehicle and other personal loans. Online and mobile banking features include full bill-pay and monetary transfers between internal and external accounts. Our ATM network is equipped with state-of-the art machines. Our Customer Care Center provides a dedicated service to address all customer inquiries, including expanded service times and on-line chat, and provides outreach through our social media sites. Our updated branch facilities feature a highly interactive and complete customer experience. In March 2024, we will convert to a new core operating system, which should allow us to take advantage of new technologies and improve efficiencies.

JUNIATA’S CHALLENGES

NET INTEREST MARGIN COMPRESSION

Higher market interest rates decreased the net interest margin for many banks in 2023 in comparison to 2022. While interest-earning assets, such as loans and investments, have been originated or repriced at higher rates, increasing the average rate earned on those assets, the average rate paid on interest bearing liabilities, such as deposits and borrowings, has increased at a faster pace than the increase in interest earning assets, impacting the net interest margin in 2023. We believe the increased cost of funding will continue to impact the net interest margin and that increasing the net interest margin will continue to be a challenge as general market rates, particularly funding costs, remain high.

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

REGULATION

The Company is subject to banking regulation, as well as regulation by the SEC and, as such, must comply with many laws, including the USA Patriot Act, the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and the Dodd-Frank Wall Street Reform and Consumer Protection Act. Management has established a Disclosure Committee for Financial Reporting, an internal group at Juniata that seeks to ensure that current and potential investors in the Company receive full and complete information concerning our financial condition and results of operations. Juniata has incurred direct and indirect costs associated with compliance with the SEC’s filing and reporting requirements imposed on public companies by the Sarbanes-Oxley Act, as well as adherence to new and existing banking regulations and stronger corporate governance requirements.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The Company’s consolidated financial statements are prepared based upon the application of accounting principles generally accepted in the United States of America (“GAAP”), the most significant of which are described in Note 2 of The Notes to Consolidated Financial Statements – Summary of Significant Accounting Policies. Certain of these policies, particularly with respect to allowance for credit losses and the investment portfolio, require numerous estimates and economic assumptions, based upon information available as of the date of the consolidated financial statements. As such, over time, these assumptions may prove to be inaccurate or vary and may significantly affect the Company’s reported results and financial position in future periods.

Juniata adopted ASU 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments as of January 1, 2023, resulting in a $1.1 million increase to the allowance for credit losses. The new current expected credit loss (CECL) model for determining the allowance for credit losses through credit loss expenses is based on forecasted economic scenarios as well as qualitative factors specific to Juniata augmented by industry-wide trends.

The accounting policy for establishing the allowance for credit losses relies to a greater extent on the use of estimates than other areas and, as such, has a greater possibility of producing results that could be different from those currently reported. Changes in underlying factors, assumptions or estimates in the allowance for credit losses could have a material impact on the Company’s future financial condition and results of operations. The allowance for credit losses is maintained at a level believed to be adequate by management to absorb estimated lifetime losses in the loan portfolio. Management’s determination of the adequacy of the allowance for credit losses is based upon an evaluation of relevant available information, from internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts. This determination is inherently subjective, as it requires material estimates. If a loan no longer demonstrates similar risk characteristics to their loan pool, it is removed from the pool and an individual assessment will be performed. The allowance calculation is also supplemented with qualitative reserves that take into consideration the current portfolio and specific risk characteristics, such as changes in policy and/or underwriting standards, portfolio mix, concentration and delinquency levels, as well as changes in environmental conditions, among other factors, that have occurred but are not yet reflected in the quantitative model component.

RESULTS OF OPERATIONS

2023 AND 2022 FINANCIAL PERFORMANCE OVERVIEW

Net income for Juniata in 2023 was $6.6 million, a decrease of 20.7%, compared to net income of $8.3 million for 2022. Earnings per share on a fully diluted basis decreased 21.1%, to $1.31 in 2023, compared to $1.66 in 2022. Return on average assets (“ROA”) for the years ended December 31, 2023 and 2022 was 0.79% and 1.02%, respectively, while the return on average equity (“ROE”) for 2023 was 17.59% compared to 16.59% in 2022.

The net interest margin, on a fully tax-equivalent basis, decreased from 3.10% in 2022 to 2.74% in 2023. The yield on earning assets increased 46 basis points, to 3.96%, while the cost of funds increased 115 basis points, to 1.75%, in 2023 compared to 2022. Higher market interest rates decreased the net interest margin in 2023 in comparison to 2022. Interest-earning assets, such as loans and investments, were originated or repriced at higher rates, increasing the average rate earned on those assets, while the average rate paid on interest bearing liabilities, such as deposits and borrowings, increased at a faster pace, impacting the net interest margin in 2023.

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

Summarized below are the components of net income and the contribution of each to ROA for 2023 and 2022.

(Dollars in thousands)	2023		2022
	Net Income	% of Average	Net Income	% of Average
	Components	Assets	Components	Assets
Net interest income	$22,692	2.70%	$24,133	2.95%
Provision for credit losses	(500)	(0.06)	(455)	(0.06)

Customer service fees	1,376	0.16	1,472	0.18
Debit card fee income	1,770	0.21	1,703	0.21
Earnings on bank-owned life insurance and annuities	222	0.03	219	0.03
Trust fees	466	0.06	472	0.06
Commissions from sales of non-deposit products	337	0.04	384	0.05
Fees derived from loan activity	445	0.05	540	0.07
Mortgage banking income	46	0.01	34	0.00
Security gains (losses)	—	—	(1,453)	(0.18)
Change in value of equity securities	17	0.00	(68)	(0.01)
Gain from life insurance proceeds	161	0.02	380	0.05
Other noninterest income	481	0.06	1,542	0.19
Total noninterest income	5,321	0.63	5,225	0.64

Employee expense	(10,809)	(1.29)	(10,815)	(1.32)
Occupancy and equipment	(1,948)	(0.23)	(2,018)	(0.25)
Data processing expense	(2,937)	(0.35)	(2,582)	(0.32)
Professional fees	(848)	(0.1)	(800)	(0.1)
Taxes, other than income	(184)	(0.02)	(503)	(0.06)
FDIC insurance premiums	(504)	(0.06)	(405)	(0.05)
Gain on sales of other real estate owned	16	0.00	28	0.00
Intangible amortization	(81)	(0.01)	(54)	(0.01)
Amortization of investment in partnership	(353)	(0.04)	(799)	(0.10)
Merger and acquisition expense	(227)	(0.03)	—	—
Other noninterest expense	(2,072)	(0.25)	(1,993)	(0.24)
Total noninterest expense	(19,947)	(2.37)	(19,941)	(2.43)

Income tax provision	(970)	(0.12)	(642)	(0.08)
Net income	$6,596	0.79%	$8,320	1.02%

Average assets	$839,962		$819,153

NET INTEREST INCOME

Net interest income is the amount by which interest income on earning assets exceeds interest expense on interest bearing liabilities. Net interest income is the most significant component of revenue, comprising approximately 81% of total revenues (the total of net interest income and non-interest income, exclusive of gains on sales and calls of securities) for 2023. Interest spread measures the absolute difference between average rates earned and average rates paid. Because some interest earning assets are tax-exempt, an adjustment is made for analytical purposes to present all assets on a fully tax-equivalent basis. Net interest margin is the percentage of net return on average earning assets, on a fully tax-equivalent basis, and provides a measure of comparability of a financial institution’s performance.

Both net interest income and net interest margin are impacted by interest rate changes, changes in the relationships between various rates and changes in the composition of the average balance sheet. Additionally, product pricing, product mix and customer preferences dictate the composition of the balance sheet and the resulting net interest income. Table 1 shows average asset and liability balances, average interest rates and interest income and expense for the years 2023, 2022 and 2021. Table 2 further shows changes in net interest income attributable to the volume and rate components of net interest income.

TABLE 1

AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

	Year Ended			Year Ended			Year Ended
(Dollars in thousands)	December 31, 2023			December 31, 2022			December 31, 2021
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance(1)	Interest	Rate	Balance(1)	Interest	Rate	Balance(1)	Interest	Rate
ASSETS
Interest earning assets:
Loans:
Taxable loans (5)	$474,060	$25,876	5.46%	$414,208	$20,429	4.93%	$393,679	$18,579	4.72%
Tax-exempt loans	28,169	852	3.02	27,762	798	2.88	29,606	883	2.98
Total loans	502,229	26,728	5.32	441,970	21,227	4.80	423,285	19,462	4.60
Investment securities:
Taxable investment securities	324,338	6,193	1.91	332,777	6,077	1.83	322,956	4,912	1.52
Tax-exempt investment securities	6,478	139	2.15	7,214	155	2.15	6,550	154	2.35
Total investment securities	330,816	6,332	1.91	339,991	6,232	1.83	329,506	5,066	1.54

Interest bearing deposits	5,158	121	2.34	5,423	96	1.78	7,226	24	0.33
Federal funds sold	—	—	—	—	—	0.00	4,248	1	0.01
Total interest earning assets	838,203	33,181	3.96	787,384	27,555	3.50	764,265	24,553	3.21

Non-interest earning assets:
Cash and due from banks	6,740			12,968			13,687
Allowance for credit losses	(5,677)			(3,713)			(3,972)
Premises and equipment	8,132			8,257			8,513
Other assets (7)	(7,436)			14,257			34,496
Total assets	$839,962			$819,153			$816,989

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing demand deposits (2)	$214,785	2,789	1.30	$236,438	1,030	0.44	$220,082	299	0.14
Savings deposits	137,665	69	0.05	149,909	75	0.05	137,899	70	0.05
Time deposits	184,165	5,389	2.93	136,472	1,472	1.08	149,405	1,903	1.27
Short-term and long-term borrowings and other interest bearing liabilities	63,163	2,242	3.55	45,326	845	1.86	51,596	946	1.83
Total interest bearing liabilities	599,778	10,489	1.75	568,145	3,422	0.60	558,982	3,218	0.58

Non-interest bearing liabilities:
Demand deposits	196,447			195,301			179,202
Other	6,240			5,556			5,167
Stockholders’ equity	37,497			50,151			73,638
Total liabilities and stockholders’ equity	$839,962			$819,153			$816,989
Net interest income and net interest rate spread		$22,692	2.21%		$24,133	2.90%		$21,335	2.63%
Net interest margin on interest earning assets (3)			2.71%			3.06%			2.79%
Net interest income and net interest margin - Tax equivalent basis (4)		$22,955	2.74%		$24,386	3.10%		$21,610	2.83%

Notes:

On the following page.

TABLE 2

RATE/VOLUME ANALYSIS OF NET INTEREST INCOME

(Dollars in thousands)	2023 Compared to 2022			2022 Compared to 2021
	Increase (Decrease) Due To (6)			Increase (Decrease) Due To (6)
	Volume	Rate	Total	Volume	Rate	Total
ASSETS
Interest earning assets:
Loans:
Taxable (5)	$2,952	$2,495	$5,447	$969	$881	$1,850
Tax-exempt	12	42	54	(55)	(30)	(85)
Total loans (8)	2,964	2,537	5,501	914	851	1,765
Investment securities:
Taxable	(154)	270	116	149	1,016	1,165
Tax-exempt	(16)	—	(16)	16	(15)	1
Total investment securities	(170)	270	100	165	1,001	1,166
Interest bearing deposits	(4)	29	25	(6)	78	72
Federal funds sold	—	—	—	(1)	—	(1)
Total interest earning assets	2,790	2,836	5,626	1,072	1,930	3,002
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Demand deposits (2)	$(95)	$1,854	$1,759	$22	$709	$731
Savings deposits	(6)	—	(6)	6	(1)	5
Time deposits	515	3,402	3,917	(165)	(266)	(431)
Other, including short and long-term borrowings, and other interest bearing liabilities	333	1,064	1,397	(115)	14	(101)
Total interest bearing liabilities	747	6,320	7,067	(252)	456	204
Net interest income	$2,043	$(3,484)	$(1,441)	$1,324	$1,474	$2,798

Notes:

(1)	Average balances were calculated using a daily average.
(2)	Includes interest bearing demand and money market accounts.
(3)	Net margin on interest earning assets is net interest income divided by average interest earning assets.
(4)	Interest on obligations of states and municipalities is not subject to federal income tax. To make the net yield comparable on a fully taxable basis, a tax equivalent adjustment is applied against the tax-exempt income using a federal tax rate of 21%.
(5)	Non-accruing loans are included in the above table until they are charged off.
(6)	The change in interest due to rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
(7)	Includes average net unrealized gains (losses) on debt securities: ($51.9 million) in 2023, ($25.7 million) in 2022 and $137,000 in 2021.
(8)	Interest income includes loan fees of $117,000, $596,000 and $1.1 million in 2023, 2022 and 2021, respectively.

Net interest income was $22.7 million for the year ended December 31, 2023. An increase in volume of $2.0 million and a decrease of $3.4 million in rate resulted in an overall decrease of $1.4 million, or 6.0%, when  compared to net interest income of $24.1 million for the comparable 2022 period, which increased by  $2.8 million, or 13.1%, over the 2021 period. Average earning assets increased $50.8 million, or 6.5%, to $838.2 million, during the year ended December 31, 2023, compared to the same period in 2022, which increased $23.1 million, or 3.0% compared to the year ended December 31, 2021.

On average, total loans outstanding increased $60.3 million, or 13.6%, in 2023 compared to 2022. Average total loans outstanding increased $18.7 million, or 4.4%, in 2022 compared to 2021. Average loans in 2022 included average PPP loan balances of $2.7 million compared to $23.8 million in 2021. Average yields on loans increased by 52 basis points in 2023 compared to 2022, which was 20 basis points more than 2021. As shown in Table 2, Rate – Volume Analysis of Net Interest Income, the increase in yield in 2023 increased interest income on loans by approximately $2.5 million, while the increase in volume raised interest income by $3.0 million compared to 2022, resulting in a net increase in interest recorded on loans of $5.5 million. Impacting the yield on loans in 2023 was an additional 100 basis point increase in the prime rate in 2023, which has increased by 525 basis points since the beginning of 2022. During 2022, the increase in the yield on loans increased interest income by approximately $851,000, while the increase in volume raised interest income by $914,000 compared to 2021, resulting in a net increase in interest recorded on loans of $1.8 million.

Average investment securities decreased by $9.2 million, or 2.7%, during 2023. The decrease in volume on investment securities in 2023 accounted for a $170,000 decrease in interest income, while the increase in yield on investment securities increased interest income by $270,000, resulting in an aggregate increase in interest recorded on investment securities of $100,000 in 2023 compared to 2022. Average investment securities increased by $10.5 million, or 3.2%, during 2022. The increase in volume on investment securities in 2022 accounted for a $165,000 increase in interest income, while the increase in yield on investment securities of $1.1 million resulted in an aggregate increase in interest recorded on investment securities of $1.2 million in 2022 compared to 2021. Average yields on investment securities increased by eight basis points in 2023 compared to 2022, which was 29 basis points greater than 2021. Investment yields in 2022 were impacted by the 425 basis point increase in the federal funds rate during the year, while investment yields in 2023 were further impact by an additional 100 basis point increase in the federal funds rate.

In total, the yield on earning assets in 2023 was 3.96% compared to 3.50% in 2022 and 3.21% in 2021. On a fully tax equivalent basis, the yield on earning assets increased 46 basis points to 3.99% in 2023, from 3.53% in 2022, which increased 28 basis points from 3.25% in 2021.

Average interest bearing liabilities increased by $31.6 million, or 5.6%, in 2023 compared to 2022, which increased $9.2 million compared to 2021. Average interest bearing deposits increased by $14.9 million, or 2.1%, in 2023 compared to 2022, due to an increase in time deposits of $47.7 million, which was partially offset by declines in interest bearing demand and savings deposits as customers sought higher interest rate deposit products. Over the same period, average short-term borrowings  increased by $13.7 million, primarily due to increases in overnight FHLB borrowings and FRB advances, while average repurchase agreements increased by $4.3 million due to the addition of three new relationships in 2023. During 2022, average interest bearing demand and savings deposits increased by $28.4 million compared to 2021, while average overnight borrowings and short-term debt increased by $11.9 million. These increases were partially offset by decreases in average time deposits of $12.9 million, as well as FHLB long-term debt and FRB advances, which decreased in total by $19.1 million.

Changes in the volume and rate of total interest bearing liabilities, in the aggregate, increased interest expense by $7.1 million in 2023 compared to 2022, while the aggregate changes in volume and rate in 2022 increased interest expense by $204,000 compared to 2021. Both the increase in market interest rates and competitive pricing pressure to both retain and attract deposit customers resulted in the steep increase in interest expense in 2023 compared to the prior periods. The percentage of average interest earning assets funded by average non-interest bearing demand deposits was approximately 23.4% in 2023, compared to 24.8% in 2022, and 23.4% in 2021. The total cost to fund earning assets (computed by dividing the total interest expense by the total average earning assets) in 2023 was 1.25%, compared to 0.43% in 2022 and 0.42% in 2021.

PROVISION FOR CREDIT LOSSES

Juniata adopted ASC 326 on January 1, 2023, which replaced the incurred loss methodology with an expected loss methodology. The new CECL model determines the allowance for credit losses through credit loss expenses based on forecasted economic scenarios as well as qualitative factors specific to Juniata augmented by industry-wide trends. While Juniata continued to experience favorable asset quality trends, elevated qualitative risk factors, including political uncertainty, national delinquency trends, the continuing effects of the current interest rate environment, as well as loan growth, were considered in determining the level of the allowance for credit losses. The Company determined that a provision for credit losses of $500,000 was appropriate for 2023, compared to a loan loss provision of $455,000 recorded in 2022. The discussion included in the Loans and Allowance for Credit Losses section below titled “Financial Condition” explains the information and analysis used to derive the provision for credit losses for 2023.

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

Non-interest income was $5.3 million in 2023, which was an increase of $96,000 compared to 2022. Most significantly impacting the comparative year end periods was a $1.5 million decline in the loss on sales and calls of securities primarily due to the execution of a balance sheet and regulatory capital management strategy in 2022. The securities losses in 2022 were partially offset by $1.2 million in gains from the termination of two derivatives contracts, recorded in other non-interest income, resulting in the $1.1 million decline in other non-interest income in 2023 compared to 2022.

Fee-generated non-interest income consists of customer service fees derived from deposit accounts, trust relationships and sales of non-deposit products. In 2023, revenues from these services totaled $2.2 million, representing a decrease of $149,000, or 6.4%, from 2022 revenues. Customer service fees decreased by $96,000, or 6.5%, due to a decrease in overdraft fee income, while commissions from sales of non-deposit products decreased in 2023, in comparison to 2022, by $47,000, or 12.2%. Trust fees decreased by $6,000 in 2023 versus 2022, due to a decrease in non-estate trust fees. Variances in fees from estate settlements can arise because estate settlements occur sporadically and are not necessarily consistent year to year. Non-estate fees are repeatable revenues that generally increase and decrease in relation to movements in interest rates as market values of trust assets under management increase or decrease and as new relationships are established.

Also impacting the comparative year end periods were decreases of $219,000, or 57.6%, in life insurance proceeds and $95,000, or 17.6%, in other non-interest-related fees derived from loan activity, primarily due to a decline in title insurance commissions. Additionally, fees generated by debit card activity increased by $67,000, or 3.9%, in 2023 compared to the prior year due to increased debit card usage, while the change in value of equity securities increased by $85,000, or 125.0%, resulting from an increase in bank stock market values.

As a percentage of average assets, non-interest income (excluding securities gains/losses on sales or calls of securities, change in value of equity securities, gain from life insurance proceeds and swap termination proceeds) was 0.61% and 0.63%, respectively in 2023 and 2022.

NON-INTEREST EXPENSE

Management strives to control non-interest expense where possible to improve operating results. Non-interest expense was $19.9 million in both 2023 and 2022. Most significantly impacting non-interest expense in the comparative year end periods was a $355,000, or 13.7%, increase in data processing expense primarily due to recording a $238,000 breakage fee paid to Juniata’s current core service provider as Juniata will convert to a new core service provider in March 2024. Also impacting the comparative year end periods was a $227,000 increase in merger and acquisition expense as a result of the Path Valley branch acquisition in 2023 as no such expenses were incurred in 2022, as well as a $99,000, or 24.4%, increase in FDIC insurance premiums due to an increase in the assessment rate for all institutions in 2023.

These increases were partially offset by a decline of $446,000, or 55.8%, in low-income housing partnership amortization expense in 2023 versus 2022 due to the completion of the 10-year amortization period in January 2023 for one of Juniata’s low-income housing partnership investments, as well as a $319,000, or 63.4%, decrease in taxes, other than income, between the comparative year end periods due to both a decline in Pennsylvania Shares Tax expense and recording a $62,000 Pennsylvania Shares Tax refund in 2023.

As a percentage of average assets, non-interest expense was 2.37% in 2023 as compared to 2.43% in 2022. Excluding merger and acquisition expense and the FIS breakage fee, non-interest expense as a percentage of average assets was 2.32% in 2023.

INCOME TAXES

Income tax expense for 2023 was $970,000 versus $642,000 in 2022. Juniata qualifies for a federal tax credit for investments in low-income housing partnerships. The tax credit decreased from $902,000 in the year ended December 31, 2022 to $366,000 in the year ended December 31, 2023 due to the completion of the amortization period for one of Juniata’s low-income housing partnership investments.

Exclusive of the tax credit, the Company recorded income tax expense of $1.3 million in 2023, compared to $1.5 million in 2022. Juniata’s effective tax rate in 2023 was 12.8% versus 7.2% in 2022. See Note 13 of The Notes to Consolidated Financial Statements for further information on income taxes.

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

TABLE 3

CHANGES IN USES AND SOURCES OF FUNDS

(Dollars in thousands)	2023			2022
	Average	Increase (Decrease)		Average
	Balance	Amount	%	Balance
Funding Uses:
Taxable loans	$474,060	$59,852	14.4%	$414,208
Tax-exempt loans	28,169	407	1.5	27,762
Taxable securities	324,338	(8,439)	(2.5)	332,777
Tax-exempt securities	6,478	(736)	(10.2)	7,214
Interest bearing deposits	5,158	(265)	(4.9)	5,423
Total interest earning assets	838,203	50,819	6.5	787,384
Investment in:
Low income housing	1,329	(606)	(31.3)	1,935
BOLI and annuities	14,960	(1,249)	(7.7)	16,209
Goodwill and intangible assets	9,685	488	5.3	9,197
Unrealized gains (losses) on securities	(51,948)	(26,213)	101.9	(25,735)
Other non-interest earning assets	33,410	(466)	(1.4)	33,876
Less: Allowance for credit losses	(5,677)	(1,964)	52.9	(3,713)
Total uses	$839,962	$20,809	2.5%	$819,153

Funding Sources:
Interest bearing demand deposits	$214,785	$(21,653)	(9.2)%	$236,438
Savings deposits	137,665	(12,244)	(8.2)	149,909
Time deposits under $100,000	109,196	15,682	16.8	93,514
Time deposits over $100,000	74,969	32,011	74.5	42,958
Repurchase agreements	9,868	4,336	78.4	5,532
Short-term borrowings	32,336	13,701	73.5	18,635
Long-term debt	20,000	—	0.0	20,000
Other interest bearing liabilities	959	(200)	(17.3)	1,159
Total interest bearing liabilities	599,778	31,633	5.6	568,145
Demand deposits	196,447	1,146	0.6	195,301
Other liabilities	6,240	684	12.3	5,556
Stockholders’ equity	37,497	(12,654)	(25.2)	50,151
Total sources	$839,962	$20,809	2.5%	$819,153

Overall, total average assets increased by $20.8 million, or 2.5%, for the year 2023 compared to 2022. The increase in 2023 was primarily due to an increase in taxable loans, which were funded by increases in time  deposits, as well as short-term borrowings and repurchase agreements. The ratio of average earning assets to total average assets increased from 96.1% in 2022 to 99.8% in 2023. The ratio of average interest bearing liabilities to total average assets increased from 69.4% in 2022 to 71.4% in 2023. Although Juniata’s investment in low income elderly housing projects and its bank owned life insurance and annuities are not classified as interest-earning assets, income is derived directly from those assets. These instruments represented 1.9% and 2.2% of total average assets in 2023 and 2022, respectively. A more detailed discussion of the Company’s earning assets and interest bearing liabilities will follow in the Sections titled “Loans”, “Investments” and “Deposits”.

Total average stockholders’ equity declined $12.7 million as of December 31, 2023 compared to December 31, 2022 primarily due to the recorded AOCI associated with the $26.2 million increase in unrealized losses on debt securities, which was partially offset by a $2.7 million, or 5.6%, increase in retained earnings. Juniata transferred $212.3 million in debt securities from the available for sale to the held to maturity classification in the fourth quarter of 2022, reflecting Juniata’s intent and ability to hold such debt securities for the foreseeable future or until maturity.

LOANS

Loans outstanding at the end of each year consisted of the following:

(Dollars in thousands)
	Years Ended December 31,
	2023	2022	2021	2020	2019
Commercial, financial and agricultural	$65,821	$61,458	$62,639	$73,057	$51,785
Real estate - commercial	223,077	199,206	159,806	122,698	126,613
Real estate - construction	52,589	50,748	43,281	61,051	46,459
Real estate - mortgage	162,385	150,290	131,754	141,438	150,538
Obligations of states and political subdivisions	17,232	18,770	16,323	18,550	16,377
Personal	4,290	4,040	4,500	5,867	8,818
Total	$525,394	$484,512	$418,303	$422,661	$400,590

From year-end 2022 to year-end 2023, total loans outstanding increased by $40.9 million. The following table summarizes how the ending balances changed in each of the last two years.

(Dollars in thousands)
	2023	2022
Beginning balance	$484,512	$418,233
Net new loans	40,176	65,821
Loans charged off	(47)	(36)
Loans transferred to other real estate owned	(39)	(30)
Other adjustments to carrying value	792	524
Net change	40,882	66,279
Ending balance	$525,394	$484,512

The following table presents the maturity distribution and amount of loans with fixed and variable interest rates as of December 31, 2023.

		After 1 Year	After 5 Years
(Dollars in thousands)	Within	But Within	But Within	After
	1 Year	5 Years	15 Years	15 Years	Total
Loans with Fixed Interest Rates
Commercial, financial, and agricultural	$1,670	$15,229	$4,574	$93	$21,566
Real estate - commercial	68	13,948	9,635	6,002	29,653
Real estate - construction	424	15,371	3,954	4,857	24,606
Real estate - mortgage	1,526	9,469	44,379	39,902	95,276
Other loans	209	6,584	7,966	13	14,772
Total	$3,897	$60,601	$70,508	$50,867	$185,873
Loans with Variable Interest Rates
Commercial, financial, and agricultural	$4,472	$27,162	$9,865	$2,756	$44,255
Real estate - commercial	5,922	26,412	92,365	68,725	193,424
Real estate - construction	5,143	8,870	7,720	6,250	27,983
Real estate - mortgage	203	5,940	33,807	27,159	67,109
Other loans	222	19	2,689	3,820	6,750
Total	$15,962	$68,403	$146,446	$108,710	$339,521
Total loans	$19,859	$129,004	$216,954	$159,577	$525,394

The loan portfolio was comprised of approximately 31.7% consumer loans (real estate – mortgage and personal loans) and 68.3% commercial loans (commercial, financial and agricultural, real estate – commercial and construction, and obligations of states and political subdivisions) on December 31, 2023 compared to 31.9% consumer loans and 68.1% commercial loans on December 31, 2022. Management believes that diversification in the loan portfolio is important and performs a loan concentration analysis on a quarterly basis. The highest loan concentration by activity type in 2023 was real estate - commercial loans secured by income-producing property, with debt service on this category of loans being reliant upon the cash flow generated by the property. In the aggregate, loans in this category had outstanding balances of $163.7 million at December 31, 2023, or 142.10% of the Bank’s capital. Components of this concentration group with balances considered for general reserve purposes are as follows:

(Dollars in thousands)
NAIC Definition	Outstanding Balance	% of Bank Capital
Lessors of residential buildings and dwellings	$57,111	76.17%
Lessors of non-residential buildings	45,439	60.60
Hotels and motels	28,850	38.48
New housing for-sale builders	18,288	24.39
Continuing care retirement communities	13,976	18.64
Total	$163,664	142.10%

Given the reserves allocated to this sector over the years and the continued economic and market uncertainty, management continues to assess a concentration risk factor to this group of loans when analyzing the adequacy of the allowance for credit losses. See Note 6 of The Notes to Consolidated Financial Statements.

During 2023, all loan categories, except for obligations of states and political subdivision loans, increased. During 2022, all real estate loan categories, as well as obligations of states and political subdivision loans increased, offset by declines in commercial, financial and agricultural, as well as personal loans. The decrease in commercial, financial and agricultural loans in 2022 was due to SBA loan forgiveness and repayments of PPP loans, which accounted for $10.1 million of the decline between periods. Juniata’s business model closely aligns lenders and community office managers’ efforts to effectively develop referrals and existing customer relationships. Continued emphasis is placed on responsiveness and personal attention given to customers, which management believes differentiates the Bank from its competition. Nearly all commercial loans are either variable or adjustable rate loans, while non-mortgage consumer loans generally have fixed rates for the duration of the loan.

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

On January 1, 2023, Juniata adopted ASC 326. The CECL model is based primarily on forecasted economic scenarios as well as qualitative factors specific to Juniata. A quarterly provision or credit is charged or credited to earnings to maintain the allowance at adequate levels. Charge-offs and recoveries are recorded as adjustments to the allowance. The allowance for credit losses on December 31, 2023 was 1.08% of total loans, net of unearned interest, compared to 0.83% of total loans, net of unearned interest at December 31, 2022.

The Company adopted ASC 326 using the prospective transition approach for financial assets purchased with credit deterioration (“PCD”) that were previously classified as purchased credit impaired (“PCI”) and accounted for under ASC 310-30. In accordance with the standard, management did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption.

Juniata recorded a provision for credit losses of $500,000 in 2023 compared to a loan loss provision of $455,000 in 2022. Loan growth of 8.4% as of December 31, 2023 compared to December 31, 2022 was a factor in the increase in the credit loss provision for the year ended December 31, 2023. Additionally, while Juniata continued to experience favorable asset quality trends and net recoveries during the year ended December 31, 2023, elevated qualitative risk factors were considered in the allowance for credit loss analysis due to continued political uncertainty, national delinquency trends and the continuing effects of the current interest rate environment. Net recoveries for both year ended 2023 and 2022 were 0.01% of average loans outstanding.

At December 31, 2023, non-performing loans (as defined in Table 4 below), as a percentage of the allowance for credit losses, were 87.2%, compared to 4.4% at December 31, 2022. Non-performing loans were 0.94% of loans outstanding as of December 31, 2023 and 0.04% of loans outstanding as of December 31, 2022. Non-accrual loans increased at December 31, 2023 compared to December 31, 2022 due to the downgrade of a $4.9 million participated real-estate construction loan. All but one $18,000 non-performing loan was collateralized with real estate at December 31, 2023.

TABLE 4

NON-PERFORMING LOANS

(Dollars in thousands)	December 31, 2023	December 31, 2022
Non-performing loans
Non-accrual loans	$4,952	$139
Accruing loans past due 90 days or more	—	39
Total	$4,952	$178

Loans outstanding	$525,394	$484,512

Ratio of non-performing loans to loans outstanding	0.94%	0.04%
Ratio of non-accrual loans to loans outstanding	0.94%	0.03%
Allowance for credit losses to non-accrual loans	114.64%	2,897.12%

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

When a loan is placed on non-accrual status, all unpaid interest credited to income in the current year is reversed against current period income, and unpaid interest accrued in prior years is charged against the allowance for credit losses. Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. Generally, accruals are resumed on loans only when the obligation is brought fully current with respect to interest and principal, has performed in accordance with the contractual terms for a reasonable period and the ultimate collectability of the total contractual principal and interest is no longer in doubt. The Company’s nonaccrual and charge-off policies are the same, regardless of the loan type. During 2023, gross interest income that would have been recorded if loans on non-accrual status had been current was $119,000, of which $12,000 was collected and included in net income.

ALLOWANCE FOR CREDIT LOSSES (“ACL”)

Juniata adopted ASU 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments as of January 1, 2023, resulting in the recording of a $1.1 million increase to the allowance for credit losses. The new current expected credit loss (“CECL”) model is based primarily on forecasted economic scenarios as well as qualitative factors specific to Juniata. The ACL represents management’s assessment of the estimated credit losses the Company will receive over the life of the loan. ACL requires a projection of credit losses over the contract lifetime of the credit adjusted for prepayment tendencies.

Management analyzes the adequacy of the ACL regularly through reviews of the loan portfolio. Consideration is given to economic conditions, changes in interest rates and the effect of such changes on collateral values and borrowers’ ability to pay, changes in the composition of the loan portfolio and trends in past due and non-performing loan balances. The ACL is a material estimate that is susceptible to significant fluctuation and is established through a provision for credit losses based on management’s evaluation of the inherent risk in the loan portfolio. In addition to extensive in-house loan monitoring procedures, the Company utilizes an outside party to conduct an independent loan review of commercial loan and commercial real estate loan relationships on a sample basis. Management utilizes the results of this outside loan review to assess the effectiveness of its internal loan grading system as well as to assist in the assessment of the overall adequacy of the ACL associated with these types of loans.

The ACL is made up of two basic components. The first component of the allowance for credit loss is the specific reserve in which the Company sets aside reserves based on the analysis of individual analyzed credits. In establishing specific reserves, the Company analyzes all substandard, doubtful and loss graded loans monthly and makes judgments about the risk of loss based on the cash flow of the borrower, the value of any collateral and the financial strength of any guarantors. If the loan is individually analyzed and cash flow dependent, then a specific reserve is established for the discount on the net present value of expected future cash flows. If the loan is individually analyzed and collateral dependent, then any shortfall is either charged off or a specific reserve is established. The Company also considers the impacts of any Small Business Administration guarantees. The specific reserve portion of the ACL was $4,000 at December 31, 2023, while there was no specific reserve at December 31, 2022.

The second component is a general reserve, which is used to record credit loss reserves for groups of homogenous loans for which the Company estimates the expected losses over the contractual lifetime of the loan, adjusted for prepayment tendencies. In addition, the future economic environment is incorporated into the projection with selected macro-economic variables to revert to the long-run historical mean after such time as management can no longer make or obtain a reasonable and supportable forecast.

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

Additionally, the Company uses reasonable credit risk assumptions, based on an annual report produced by Moody’s, for the obligations of states and political subdivisions segment.

CECL requires a reasonable and supportable economic forecast when establishing the ACL. The Company estimates losses over a four quarter forecast period and has elected to revert historical loss experience over four quarters. The economic factors considered as part of the ACL were selected after a rigorous regression analysis and model selection process.

The quantitative general allowance was $2.5 million at both December 31, 2023 and January 1, 2023.

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

In determining how to apply the weightings for the various qualitative factors, management considered which factors were not entirely considered within the base model and assessed which factors would have the highest impact on potential credit losses. Weights and risks are consistent across various segments except for instances where the risk factor is not applicable, or the segment is more or less exposed than other segments. Risk weighting is adjusted directionally based on relevancy and the ability to quantify an impact. For example, the economy and external factors were determined to have the most significant effect on the estimated losses largely because there is evidence that economic conditions are largely correlated and can explain a significant portion of historical changes in loss. Likewise, risks that are well-controlled throughout the organization, such as managerial changes and loan review controls, require less allocation.

The qualitative analysis resulted in a general reserve of $3.2 million at December 31, 2023, compared to $2.6 million at January 1, 2023.

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

The Company recorded net recoveries of $39,000 in 2023. With the $1.1 million impact of adopting ASC 326, an increase to the provision expense greater than net recoveries and loan growth of 8.4%, the allowance for credit losses at December 31, 2023 increased by 41.0% over the allowance at December 31, 2022. Management’s analysis indicated that the allowance for credit losses of $5.7 million at December 31, 2023 was adequate.

A summary of activity in the allowance for credit losses for the last five years is shown below.

(Dollars in thousands)	Years Ended December 31,
	2023	2022	2021	2020	2019
Balance of allowance - beginning of period	$4,027	$3,508	$4,094	$2,961	$3,034
Impact of adopting ASC 326	757	—	—	—	—
Initial allowance on loans purchased with credit deterioration	354	—	—	—	—
Loans charged off:
Commercial, financial and agricultural	—	—	—	(7)	(2)
Real estate - commercial	—	—	—	—	(15)
Real estate - mortgage	(19)	(23)	—	(7)	(66)
Personal	(28)	(13)	(17)	(42)	(54)
Total charge-offs	(47)	(36)	(17)	(56)	(137)
Recoveries of loans previously charged off:
Commercial, financial and agricultural	—	2	7	1	3
Real estate - commercial	—	—	36	2	314
Real estate - construction	—	—	86	426	295
Real estate - mortgage	66	94	61	30	7
Personal	20	4	10	9	18
Total recoveries	86	100	200	468	637

Net recoveries	39	64	183	412	500
Provision (benefit) for credit losses	500	455	(769)	721	(573)
Balance of allowance - end of period	$5,677	$4,027	$3,508	$4,094	$2,961

Ratio of net recoveries during period to average loans outstanding	0.01%	0.01%	0.04%	0.10%	0.12%

Because of the Company’s low rate of charge-offs, disaggregated ratios of net charge-offs to average loans outstanding are not provided.

The following tables show how the allowance for credit losses is allocated among the various types of outstanding loans and the percent of loans by type to total loans.

(Dollars in thousands)	Years Ended December 31,
	2023	2022	2021	2020	2019
Commercial, financial and agricultural	$740	$297	$251	$302	$321
Real estate - commercial	2,799	1,110	1,020	908	754
Real estate - construction	882	1,146	884	1,586	718
Real estate - mortgage	39	1,385	1,269	1,200	1,081
Obligations of states and political subdivisions	1,157	54	45	28	17
Personal	60	35	39	70	70
	$5,677	$4,027	$3,508	$4,094	$2,961

(Dollars in thousands)	Years Ended December 31,
	2023	2022	2021	2020	2019
Commercial, financial and agricultural	12.5%	12.7%	15.0%	17.3%	12.9%
Real estate - commercial	42.5%	41.1%	38.2%	29.0%	31.6%
Real estate - construction	10.0%	10.5%	10.3%	14.4%	11.6%
Real estate - mortgage	30.9%	31.0%	31.5%	33.5%	37.6%
Obligations of states and political subdivisions	3.3%	3.9%	3.9%	4.4%	4.1%
Personal	0.8%	0.8%	1.1%	1.4%	2.2%
	100%	100%	100%	100%	100%

INVESTMENTS

Total investments, defined to include all interest earning assets except loans (i.e., debt securities available for sale at fair value and held to maturity at amortized cost, equity securities, federal funds sold, interest bearing deposits, restricted investment in bank stock and other interest-earning assets), totaled $282.7 million on December 31, 2023, a decrease of $5.2 million, or 1.8%, compared to year-end 2022.

The following table summarizes how the ending balances changed annually in each of the last two years.

(Dollars in thousands)
	2023	2022
Beginning balance	$287,966	$339,997
Purchases of securities available for sale	—	53,295
Proceeds from sales, calls and maturities of debt securities available for sale	(5,470)	(52,642)
Proceeds from calls and maturities of debt securities held to maturity	(13,687)	(4,116)
Change in value of equity securities	17	(68)
Adjustment in market value of securities available of sale	(370)	(49,794)
Amortization of unrealized holding losses on securities held to maturity	4,767	1,342
Amortization/accretion on securities available for sale	(133)	(408)
Restricted investment in bank stock, net change	(1,959)	1,550
Interest bearing deposits with others, net change	11,598	(455)
Maturities of interest bearing time deposits with banks	—	(735)
Net change	(5,237)	(52,031)
Ending balance	$282,729	$287,966

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

At December 31, 2023, the market value of the investment securities portfolio was less than amortized cost by $10.7 million, compared to December 31, 2022, when the market value of the investment securities portfolio was less than amortized cost by $7.5 million. The weighted average life of the investment portfolio was 7.9 years on December 31, 2023 and 8.1 years on December 31, 2022.

The following table sets forth the maturities of securities and the weighted average yields of such securities by scheduled maturity or call dates. Yields on obligations of states and public subdivisions are presented on a tax-equivalent basis.

(Dollars in thousands)			After One Year		After Five Years
	Within One year		But Within Five Years		But Within Ten Years		After Ten Years		Total
December 31, 2023	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Debt securities available for sale, at fair value:
Obligations of U.S. Government agencies and corporations	$—	—%	$14,173	1.27%	$—	—%	$—	—%	$14,173	1.27%
Obligations of state and political subdivisions	496	1.68%	2,387	2.96%	3,625	1.81%	—	—%	6,508	2.17%
Corporate Debt Securities	—	—%	4,048	2.75%	9,780	3.95%	—	—%	13,828	3.63%
Mortgage-backed securities	—	—%	7,475	2.66%	24,806	3.55%	774	2.67%	33,055	3.33%
	$496	1.68%	$28,083	2.00%	$38,211	3.49%	$774	2.67%	$67,564	2.85%
Debt securities held to maturity, at amortized cost:
Obligations of U.S. Government agencies and corporations	$—	—%	$15,886	4.31%	$13,634	4.34%	$—	—%	$29,520	4.32%
Mortgage-backed securities	—	—%	14,546	5.68%	108,690	4.56%	47,888	2.90%	171,124	4.19%
	$—	—%	$30,432	4.96%	$122,324	4.54%	$47,888	2.90%	$200,644	4.21%

BANK OWNED LIFE INSURANCE AND ANNUITIES

The Company periodically ensures the lives of certain bank officers to provide split-dollar life insurance benefits to some key officers and to offset the cost of providing post-retirement benefits through non-qualified plans. Some annuities are also owned to provide cash streams that match certain post-retirement liabilities. The $356,000 decline in cash surrender value of the Company’s bank owned life insurance (“BOLI”) and annuities was due primarily to the death of two former directors in 2023. See Note 7 of The Notes to Consolidated Financial Statements.

The following table summarizes how the cash surrender values of these instruments changed annually in each of the last two years.

(Dollars in thousands)
	2023	2022
Beginning balance	$15,197	$16,852
BOLI net increase in cash surrender value	223	216
BOLI receipt of death benefit	(460)	(1,847)
Annuities net increase in cash surrender value	30	33
Annuity receipt of death benefit	(149)	(57)
Net change	(356)	(1,655)
Ending balance	$14,841	$15,197

GOODWILL AND INTANGIBLE ASSETS

Branch Acquisition

On September 8, 2006, the Company acquired a branch office in Richfield, PA. Goodwill recorded on the acquisition was $2.0 million and is measured annually for impairment.

FNBPA Acquisition

On November 30, 2015, the Company completed its acquisition of FNBPA. Goodwill recorded on the acquisition was $3.4 million as of December 31, 2022 and 2021. In addition, a core deposit intangible in the amount of $303,000 was recorded and is being amortized over a ten-year period using a sum of the year’s digits basis. Core deposit intangible amortization expense recorded in 2023 was $16,000 and, for the succeeding two years beginning 2024, is estimated to be $11,000 and $5,000 per year, respectively. The core deposit intangible will be fully amortized in 2025. Core deposit and other intangible assets, net of amortization, was $16,000 as of December 31, 2023 and $32,000 as of December 31, 2022.

LCB Acquisition

On April 30, 2018, Juniata completed the acquisition of LCB and, as a result, recorded goodwill of $3.6 million as of December 31, 2022 and 2021. In addition, a core deposit intangible of $289,000 was recorded and will be amortized over a ten-year period using a sum of the years’ digits basis. Core deposit intangible expense recorded in 2023 was $28,000, and for the succeeding five years beginning 2024, is estimated to be $23,000, $17,000, $12,000, $7,000 and $2,000 per year, respectively. Core deposit intangible, net of amortization, was $61,000 as of December 31, 2023 and $89,000 as of December 31, 2022.

Path Valley Acquisition

On May 12, 2023, a core deposit intangible in the amount of $303,000 associated with the Path Valley branch acquisition was recorded and is being amortized over a ten-year period using a sum of the years’ digit basis. Core deposit intangible expense recorded in 2023 was $37,000, and for the succeeding five years beginning 2024, is estimated to be $51,000, $46,000, $40,000, and $35,000 per year, respectively, and $94,000 thereafter. Core deposit intangible, net of amortization, was $266,000 as of December 31, 2023.

Mortgage Servicing Rights

Due to a strategic shift in focus to a different mortgage product, which is recorded in fees derived from loan activity, the Company did not originate and sell residential mortgage loans to the secondary market in 2023 or 2022; however, the Company retained the servicing rights on loans originated and sold in prior years. The mortgage servicing rights are valued based on the present value of estimated future cash flows on pools of mortgages stratified by rate and maturity date. The computed value is carried as an intangible asset. As of December 31, 2023 and December 31, 2022, the fair value of mortgage servicing rights was $83,000 and $92,000, respectively.

DERIVATIVES

The Company may use interest rate swap agreements as part of its asset liability management strategy to help manage interest rate risk. As of December 31, 2023, the Company had no interest rate swaps as the remaining cash flow hedge matured in April 2023. As of December 31, 2022, an interest rate swap with a notional amount of $20.0 million was designated as a cash flow hedge of a short-term FHLB advance. The notional amount of the interest rate swap did not represent amounts exchanged by the parties. The amount exchanged was determined by reference to the notional amount and the other terms of the individual interest rate swap agreement. The aggregate fair value of the swap was $268,000 as of December 31, 2022 and was recorded in other assets on the Consolidated Statements of Condition, with changes in fair value recorded in other comprehensive income. The Interest rate swap was determined to be fully effective during the periods presented and, as such, no amount of ineffectiveness was included in net income. See Note 22 of The Notes to Consolidated Financial Statements.

DEFERRED TAXES

The Company accounts for income taxes under the asset/liability method. Deferred tax assets and liabilities are recognized for the future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss and tax credit carryforwards, if applicable. A valuation allowance is established against deferred tax assets when, in the judgment of management, it is more likely than not that such deferred tax assets will not become realizable. The Company recorded net deferred tax assets of $11.3 million and $11.8 million, at December 31, 2023 and December 31, 2022, respectively. The net deferred tax assets were carried as a non-interest earning asset. See Note 13 of The Notes to Consolidated Financial Statements.

OTHER NON-INTEREST EARNING ASSETS

The following table summarizes the components of the non-interest earning asset category, and how the ending balances changed over the last two years.

(Dollars in thousands)
	2023	2022
Beginning balance	$37,967	$29,532
Cash and cash equivalents	6,333	(2,072)
Premises and equipment, net	(10)	(181)
Other real estate owned	—	(87)
Investment in low income housing	(353)	(799)
Deferred tax assets	(519)	10,244
Other receivables and prepaid expenses	868	1,330
Net change	6,319	8,435
Ending balance	$44,286	$37,967

DEPOSITS

As of December 31, 2023, total deposits were $749.0 million, an increase of $37.5 million, or 5.3%, compared to the previous year end. Juniata had $131.6 million and $127.3 million in uninsured deposits as of December 31, 2023 and 2022, respectively.

The following table summarizes how the ending balances changed over the last two years.

(Dollars in thousands)
	2023	2022
Beginning balance	$711,512	$708,447
Demand deposits	(2,104)	17,109
Interest bearing demand deposits	(6,811)	(13,946)
Savings deposits	(8,668)	895
Time deposits	55,116	(993)
Net change	37,533	3,065
Ending balance	$749,045	$711,512

The following table shows the comparison of average transaction deposits and average time deposits as a percentage of total deposits for the last two years.

	Changes in Deposits
(Dollars in thousands)	2023			2022
	Average	Increase (Decrease)		Average
	Balance	Amount	%	Balance
Transaction deposits:
Money market	$51,449	$(20,934)	(28.9)%	$72,383
Interest bearing demand	163,336	(719)	(0.4)	164,055
Savings	137,665	(12,244)	(8.2)	149,909
Demand	196,447	1,146	0.6	195,301
Total transaction deposits	548,897	(32,751)	(5.6)	581,648

Time deposits:
$100,000 and greater	74,969	32,011	74.5	42,958
Other	109,196	15,682	16.8	93,514
Total time deposits	184,165	47,693	34.9	136,472
Total deposits	$733,062	$14,942	2.1%	$718,120

Average deposits increased $14.9 million, or 2.1%, to $733.1 million in 2023. Transaction accounts decreased by 5.6% in 2023, while time deposits increased by 34.9%. The largest dollar and percentage increase in 2023 compared to the previous year was in time deposits of $100,000 and greater, which increased by $32.0 million, or 74.5%.

Maturities of time deposits of $250,000 or more outstanding at December 31, 2023 are summarized as follows:

(Dollars in thousands)
2023
Certificates of deposit of $250,000 or more
Maturing within 3 months	$8,712
Maturing within 3 to 6 months	8,215
Maturing within 6 to 12 months	12,541
Maturing 1‑5 years	3,944
$33,412

The consumer continues to have a need for transaction accounts, and the Bank is continuing to focus on that need in order to build deposit relationships. Products are geared toward low-cost convenience and ease for the customer. The Company’s strategy is to aggressively seek to grow customer relationships by staying in touch with customers’ changing needs and new methods of connectivity, to increase deposit (and loan) market share. The Bank offers identity protection services as an option for all consumer demand depositors. We believe this product to be a valuable and essential tool necessary to combat the upsurge in fraud and identity theft. This product provides a unique benefit to our customers as there are no other banks in our immediate market that offer a similar service.

In addition to deposit products, Juniata provides alternatives to customers through the sale of wealth management (non-deposit) products. The Bank competes in the marketplace with many sources that offer products that directly compete with traditional banking products. In keeping with our desire to provide our customers with a full array of financial services, we supplement the services traditionally offered by our Trust Department by staffing our community offices with wealth management consultants who are licensed and trained to sell variable and fixed rate annuities, mutual funds, stock brokerage services and long-term care insurance. Although the sale of these products can reduce the Bank’s deposit levels, these products offer solutions for our customers that traditional bank products cannot and allow us to service our customer base more completely. Fee income from the sale of non-deposit products (primarily annuities and mutual funds) was $337,000 and $384,000 in 2023 and 2022, respectively, representing approximately 6.3% and 7.3%, respectively, of total non-interest income.

OTHER INTEREST BEARING LIABILITIES

Juniata funds its needs primarily with local deposits and, when necessary, relies on external funding sources for additional funding. External funding sources include credit facilities at correspondent banks, the FHLB of Pittsburgh and the Federal Reserve Bank. Juniata’s average balances for all borrowings increased by $29.3 million in 2023 compared to 2022.

	Changes in Borrowings
(Dollars in thousands)	2023			2022
	Average	Increase (Decrease)		Average
	Balance	Amount	%	Balance
Repurchase agreements	$9,868	$4,336	78.4%	$5,532
Short-term borrowings	20,922	2,287	12.3	18,635
FRB advances	11,414	11,414	N/A	—
Long-term debt	20,000	—	0.0	20,000
Other interest bearing liabilities	959	(200)	(17.3)	1,159
Total borrowings	$63,163	$17,837	39.4%	$45,326

STOCKHOLDERS’ EQUITY

Total stockholders’ equity increased by $4.4 million, or 12.0%, to $41.4 million in 2023 compared to 2022, primarily due to a decrease in accumulated other comprehensive loss due to recording the change in fair value of debt securities, as well as an increase in retained earnings. The Company was well-capitalized and had the capacity to maintain its historical dividend level in 2023. The Company’s net income exceeded dividends paid by $2.2 million.

The following table summarizes how the components of equity changed in the last two years.

(Dollars in thousands)
	2023	2022
Beginning balance	$36,949	$71,290
Cumulative effect of change in accounting principle	(854)	—
Net income	6,596	8,320
Dividends	(4,406)	(4,401)
Treasury stock issued for stock plans	62	69
Stock-based compensation	143	176
Repurchase of stock, net of re-issuance	(324)	(3)
Net change in unrealized AFS security losses	(293)	(39,337)
Amortization of unrealized holding losses on HTM securities	3,731	1,051
Unrealized losses on cash flow hedge	(211)	(216)
Net change	4,444	(34,341)
Ending balance	$41,393	$36,949

Average stockholders’ equity in 2023 was $37.5 million, a decrease of 25.2% from $50.2 million in 2022. At December 31, 2023, Juniata held 160,150 shares of stock in treasury versus 148,220 at December 31, 2022. Return on average equity increased to 17.59% in 2023 from 16.59% in 2022. See the discussion in the 2023 Financial Overview section.

The Company periodically repurchases shares of its common stock under the share repurchase program approved by the Board of Directors. The program will remain authorized until all approved shares are repurchased, unless terminated by the Board of Directors. Repurchases have typically been accomplished through open market transactions and have complied with all regulatory restrictions on the timing and amount of such repurchases. Shares repurchased have been added to treasury stock and accounted for at cost. These shares may be reissued for stock option exercises, employee stock purchase plan purchases, restricted stock awards, to fulfill dividend reinvestment program needs and to supply shares needed as consideration in an acquisition. During 2023 and 2022, 27,569 and 170 shares, respectively, were repurchased in conjunction with this program. There were 825 restricted share awards forfeited in 2022. Treasury shares of 15,639 and 15,512 were also redeemed for stock purchase plan purchases in 2023 and 2022, respectively. The treasury shares remaining authorized for repurchase in the program were 180,743 as of December 31, 2023.

Juniata declared dividends of $0.88 per common share in each of 2023 and 2022 (See Note 14 of The Notes to Consolidated Financial Statements regarding restrictions on dividends from the Bank to the Company). The dividend payout ratio was 66.80% and 52.90% in 2023 and 2022, respectively. The dividend payout ratio in 2023 was more than 2022 due primarily to lower net income in 2023 compared to 2022. In January 2024, the Board of Directors declared a dividend of $0.22 per share to stockholders of record on February 16, 2024, payable on March 1, 2024.

Juniata’s book value per share at December 31, 2023 was $8.29 as compared to $7.39 at December 31, 2022. Juniata’s average equity to assets ratio for 2023 and 2022 was 4.46% and 6.12%, respectively. Refer also to the Capital Risk section in the Asset / Liability management discussion that follows.

ASSET / LIABILITY MANAGEMENT OBJECTIVES

Management believes that optimal performance is achieved by maintaining overall risks at a low level. Therefore, the objective of asset/liability management is to control risk and produce consistent, high quality earnings independent of changing interest rates. The Company has identified five major risk areas discussed below:

●	Liquidity Risk;
●	Capital Risk;
●	Interest Rate Risk;
●	Investment Portfolio Risk; and
●	Economic Risk.

Liquidity Risk

Juniata seeks to have adequate liquid resources available to fulfill contractual obligations that require future cash payments. Through liquidity risk management, the Company seeks to maintain its ability to readily meet commitments to fund loans, purchase assets and other securities and repay deposits and other liabilities. Liquidity management also includes the ability to manage unplanned changes in funding sources and recognize and address changes in market conditions that affect the quality of liquid assets. Juniata has developed a methodology for assessing its liquidity risk through an analysis of its primary and total liquidity sources and relies on three main types of liquidity sources: (1) asset liquidity, (2) liability liquidity and (3) off-balance sheet liquidity.

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

Off-balance sheet liquidity is closely tied to liability liquidity. Sources of off-balance sheet liquidity include Federal Home Loan Bank borrowings, repurchase agreements and federal funds lines with correspondent banks. These sources provide immediate liquidity to the Bank and are available to be deployed when a need arises. These instruments also come in large block sizes, have investor-defined maturities and generally require low maintenance.

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

It is the Company’s policy to maintain a primary liquidity ratio greater than 7.5% and a total liquidity ratio greater than 10% of total assets. The primary liquidity ratio equals liquid assets divided by total assets, where liquid assets equal the sum of cash and due from banks, federal funds sold, interest bearing deposits with other banks and available for sale securities. Total liquidity is comprised of all components noted in primary liquidity plus securities classified as held-to-maturity, if any. If either of these liquidity ratios falls below the minimum ratio, it is the Company’s policy to increase liquidity in a timely manner to achieve the required ratio. As of December 31, 2023, the Company’s primary and total liquidity ratios were 11.1% and 14.5%, respectively.

It is the Company’s policy to maintain available liquidity, when combined with on-balance sheet liquidity, greater than 15% of total assets and contingency liquidity, when combined with on-balance sheet liquidity and available liquidity, greater than 22.5% of total assets. As of December 2023, the Company’s available and contingency liquidity ratios were 19.3% and 49.9%, respectively.

Juniata is a member of the FHLB of Pittsburgh, which provides short-term liquidity and a source for long-term borrowings. The Bank uses this facility to satisfy temporary funding needs throughout the year. The Bank’s maximum borrowing capacity with the FHLB was $230.2 million, with a balance of $20.2 million outstanding as of December 31, 2023. To borrow additional amounts, the FHLB would require the Bank to purchase additional FHLB Stock. The Bank must maintain sufficient qualifying collateral to secure all outstanding advances.

As of December 31, 2023, the Company had $40.0 million in short-term borrowings with the Federal Reserve’s Bank Term Funding Program (“BTFP”) with a remaining unused borrowing capacity at the Federal Reserve of $76.3 million. The Company opted to utilize this additional contingent liquidity source to take advantage of the program’s advantageous borrowing rate. The Company also has two unsecured lines of credit with correspondent banks totaling $16.0 million, of which no funds were drawn at December 31, 2023. These lines of credit are tested periodically to ensure the availability of funds.

The Company has an internal policy limit for brokered deposits of $175.0 million. As of December 31, 2023, the Company had no brokered deposits.

Funding derived from securities sold under agreements to repurchase (accounted for as collateralized financing transactions) is available through corporate cash management accounts for business customers. This product provides the Company with the ability to pay interest on corporate checking accounts.

Capital Risk

The Company seeks to maintain sufficient core capital to protect depositors and shareholders and to take advantage of business opportunities while ensuring that it has resources to absorb the risks inherent in the business. Federal banking regulators have established capital adequacy requirements for banks and bank holding companies based on risk factors, which require more capital backing for assets with higher potential credit risk than assets with lower credit risk.

The Bank is subject to risk-based capital standards by which banks are evaluated in terms of capital adequacy. These regulatory capital requirements are administered by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital and classification are also subject to qualitative judgments by the regulators. Management believes that, as of December 31, 2023, the Bank met all capital adequacy requirements to which it is subject.

Prompt corrective action regulations provide five classifications: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2023 and 2022, the most recent regulatory notifications categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The regulatory capital requirements established by the U.S. Basel III Capital Rules require financial institutions to maintain: (a)  Common Equity Tier 1 (CET1) to risk-weighted assets ratio of at least 4.5%; (b) a minimum ratio of tier 1 capital to risk-weighted assets of at least 6.0%; (c) a minimum ratio of total (that is, tier 1 plus tier 2) capital to risk-weighted assets of at least 8.0%; and (d) a minimum leverage ratio of 3.0%, calculated as the ratio of tier 1 capital balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter). However, unless the Bank maintains an additional 2.5% “capital conservation buffer” above the percentages stated above in (a) – (c), the Company may be unable to obtain capital distributions from it, which could negatively impact the Company’s ability to pay dividends, service debt obligations or repurchase common stock. In addition, such a failure could result in a restriction on the Company’s ability to pay certain cash bonuses to executive officers, negatively impacting the Company’s ability to retain key personnel.

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

Under the final rule, an eligible banking organization can opt out of the CBLR framework and revert to the risk-weighting framework without restriction. As of December 31, 2023, the Bank was a qualifying community banking organization as defined by the federal banking agencies but elected to remain subject to risk-weighting framework under the Basel III capital requirements at year-end 2023. See Note 14 of Notes to the Consolidated Financial Statements.

Interest Rate Risk

For most financial institutions, including Juniata, interest rate risk primarily reflects exposures to changes in interest rates. Interest rate fluctuations affect earnings by changing net interest income and other interest-sensitive income and expense levels. Interest rate changes also affect capital by impacting the net present value of a bank’s future cash flows, and the cash flows themselves, as rates change. Interest rate risk is inherent in the banking industry. However, excessive interest rate risk can threaten a bank’s earnings, capital, liquidity and solvency. The Company’s sensitivity to changes in interest rate movements is continually monitored by the Asset Liability Management Committee (“ALCO”). At December 31, 2023, the Company’s cumulative repricing gap analysis indicated a liability-sensitive balance sheet through one year when measured on a static basis.

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

Economic Risk

Economic risk is the risk that the long-term or underlying value of the Company will change if interest rates change. Economic value of equity (“EVE”) represents the change in the value of the balance sheet without regard to business continuity. Rate shocks are applied to all financial assets and liabilities, using parallel and non-parallel rate shifts of 100 to 400 basis points to estimate the change in EVE under the various hypothetical scenarios. As of December 31, 2023, in a rising rate environment, the modeling results for all basis point rate increases indicated the Company’s loss in value of assets was greater than the present value gain in liabilities; however, the Company remained within EVE policy guidelines for all rate shock scenarios.

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

Exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and financial guarantees written is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making these commitments as it does for on-balance sheet instruments. The Company had outstanding loan origination commitments aggregating $125.7 million and $103.8 million on December 31, 2023 and 2022, respectively. The increase in 2023 compared to 2022 was primarily due to the addition of four new commercial relationships in 2022. Additionally, on December 31, 2023 and 2022, respectively, the Company had $11.6 million and $12.2 million outstanding in unused lines of credit commitments extended to its customers.

Letters of credit are instruments issued by the Company that guarantee payment by the Bank to the beneficiary in the event of default by the Company’s customer in the non-performance of an obligation or service. Most letters of credit are extended for a one-year period. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds collateral supporting those commitments for which collateral is deemed necessary. The amount of the liability as of December 31, 2023 and 2022 for guarantees under letters of credit issued was not material. The maximum undiscounted exposure related to these guarantees on December 31, 2023 was $3.6 million, and the approximate value of underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $48.4 million.

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

A bank’s performance is also affected during recessionary periods. In times of recession, a bank usually experiences a tightening on its earning assets and on its profits. A recession is usually an indicator of higher unemployment rates, which could mean an increase in the number of nonperforming loans because of layoffs and other deterioration of consumers’ financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on our assessment, management concluded that as of December 31, 2023, the Company’s internal control over financial reporting was effective and met the criteria of the Internal Control-Integrated Framework (2013).

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of Juniata Valley Financial Corp.

Mifflintown, Pennsylvania

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Juniata Valley Financial Corp. (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1 and 6 to the financial statements, the Company has changed its method of accounting for credit losses effective January 1, 2023 due to the adoption of Accounting Standards Update (“ASU”) 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The Company adopted the new credit loss standard using the modified retrospective method such that prior period amounts are not adjusted and continue to be reported in accordance with previously applicable generally accepted accounting principles. The adoption of the new credit loss standard and its subsequent application is also communicated as a critical audit matter below.

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

Allowance for Credit Losses on Loans – Initial Adoption of Allowance for Credit Losses Model

As described in Note 1 and 6 to the financial statements, effective January 1, 2023, the Company adopted ASU 2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” See also the change in accounting principle explanatory paragraph above.  At the time of adoption, the Company reported a gross loan portfolio of $484.5 million and a related allowance for credit losses (ACL) on loans of $5.1 million. As it relates to the allowance for credit losses for loans, the impact of adoption of this standard on January 1, 2023, was a $1.1 million increase to the allowance for credit losses, with a corresponding net decrease to retained earnings for the cumulative effect adjustment recorded upon adoption. The Company employed various methodologies to estimate expected credit losses for their loan segments, including a discounted cash flow (“DCF”) method for the Real Estate and Commercial loan portfolios and a Weighted Average Remaining Maturity (“WARM”) method for the Personal loan portfolio. The Company’s discounted cash flow methodology has two key components; a loss driver analysis combined with a cash flow forecast. The contractual cash flow is adjusted for probability of default/loss given default (“PD/LGD”) and prepayment speed to establish a reserve level. The Company’s methodology employs certain current condition or loan-specific qualitative factors that are based on management’s assessment of differences in underwriting standards, portfolio mix, lending personnel, delinquency trends, credit concentrations, loan review results, changes in collateral values, as well as the impact of changes in regulatory and business environment. The application of these qualitative adjustments requires significant judgment, including management’s analysis to determine the quantitative impact of the qualitative factors on the reserve.

We consider the auditing of Company’s implementation of Current Expected Credit Losses (CECL) for the portion of the portfolio using the DCF model as a critical audit matter, due to the significant management judgments employed in development of the DCF model and application of qualitative factors. This resulted in a high degree of auditor judgment, a high degree of auditor subjectivity and significant effort in performing audit procedures over the DCF model and qualitative factors, including the need to involve firm valuation specialists.

The primary procedures we performed to address this critical audit matter included:

●	Substantively testing management's process for developing the estimate of the allowance for credit losses derived with the DCF model which included:
o	Testing management’s initial methodology selection and conceptual soundness of the DCF model, for which valuation specialists were utilized to assist with evaluating the model;
o	Evaluating the relevance and reliability of the data used to develop the loss driver assumptions and judgments within the model;
o	Evaluating the reasonableness of management’s judgments over the application of reasonable and supportable forecasts and evaluating the relevance and reliability of external data used to develop management’s judgments;
o	Evaluating the reasonableness of management’s initial judgments over selection of qualitative factors, including testing the completeness and accuracy of internally derived data, and evaluating the relevance and reliability of external data used in developing judgments; and
o	Evaluating the procedures and results of the Company’s third-party model validation, as well as management’s responses to results.

/s/ Crowe LLP

We have served as the Company's auditor since 2019.

Cleveland, Ohio

March 20, 2024

JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share data)	December 31, 2023	December 31, 2022
ASSETS
Cash and due from banks	$17,189	$10,856
Interest bearing deposits with banks	11,741	143
Cash and cash equivalents	28,930	10,999
Equity securities	1,073	1,056
Debt securities available for sale	67,564	73,536
Debt securities held to maturity (fair value $198,147 and $209,887, respectively)	200,644	209,565
Restricted investment in bank stock	1,707	3,666
Total loans	525,394	484,512
Less: Allowance for credit losses	(5,677)	(4,027)
Total loans, net of allowance for credit losses	519,717	480,485
Premises and equipment, net	8,180	8,190
Bank owned life insurance and annuities	14,841	15,197
Investment in low income housing partnerships	1,154	1,507
Core deposit and other intangible assets	343	121
Goodwill	9,812	9,047
Mortgage servicing rights	83	92
Deferred tax asset	11,319	11,838
Accrued interest receivable and other assets	6,444	5,576
Total assets	$871,811	$830,875
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$197,027	$199,131
Interest bearing	552,018	512,381
Total deposits	749,045	711,512
Short-term borrowings and repurchase agreements	52,810	55,710
Long-term debt	20,000	20,000
Other interest bearing liabilities	951	1,011
Accrued interest payable and other liabilities	7,612	5,693
Total liabilities	830,418	793,926
Commitments and contingent liabilities
Stockholders’ Equity:
Preferred stock, no par value: Authorized - 500,000 shares, none issued	—	—
Common stock, par value $1.00 per share: Authorized 20,000,000 shares; Issued - 5,151,279 shares at December 31, 2023 and December 31, 2022; Outstanding - 4,991,129 shares at December 31, 2023 and 5,003,059 shares at December 31, 2022	5,151	5,151
Surplus	24,924	24,986
Retained earnings	52,553	51,217
Accumulated other comprehensive loss	(38,640)	(41,867)
Cost of common stock in Treasury: 160,150 shares at December 31, 2023; 148,220 shares at December 31, 2022	(2,595)	(2,538)
Total stockholders’ equity	41,393	36,949
Total liabilities and stockholders’ equity	$871,811	$830,875

See The Notes to Consolidated Financial Statements

JUNIATA FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
(Dollars in thousands, except share data)	December 31,
	2023	2022
Interest and dividend income:
Loans, including fees	$26,728	$21,227
Taxable securities	6,193	6,077
Tax-exempt securities	139	155
Other interest income	121	96
Total interest income	33,181	27,555
Interest expense:
Deposits	8,247	2,577
Short-term borrowings and repurchase agreements	1,733	362
Long-term debt	471	471
Other interest bearing liabilities	38	12
Total interest expense	10,489	3,422
Net interest income	22,692	24,133
Provision for credit losses	500	455
Net interest income after provision for credit losses	22,192	23,678
Non-interest income:
Customer service fees	1,376	1,472
Debit card fee income	1,770	1,703
Earnings on bank-owned life insurance and annuities	222	219
Trust fees	466	472
Commissions from sales of non-deposit products	337	384
Fees derived from loan activity	445	540
Mortgage banking income	46	34
Loss on sales and calls of securities	—	(1,453)
Change in value of equity securities	17	(68)
Gain from life insurance proceeds	161	380
Other non-interest income	481	1,542
Total non-interest income	5,321	5,225
Non-interest expense:
Employee compensation expense	8,454	8,445
Employee benefits	2,355	2,370
Occupancy	1,289	1,284
Equipment	659	734
Data processing expense	2,937	2,582
Professional fees	848	800
Taxes, other than income	184	503
FDIC Insurance premiums	504	405
Gain on other real estate owned	(16)	(28)
Amortization of intangible assets	81	54
Amortization of investment in low-income housing partnerships	353	799
Merger and acquisition expense	227	—
Other non-interest expense	2,072	1,993
Total non-interest expense	19,947	19,941
Income before income taxes	7,566	8,962
Income tax provision	970	642
Net income	$6,596	$8,320
Earnings per share
Basic	$1.32	$1.66
Diluted	$1.31	$1.66

See The Notes to Consolidated Financial Statements

JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2023			2022
(Dollars in thousands)	Pre-Tax	Tax	Net-of-Tax	Pre-Tax	Tax	Net-of-Tax
	Amount	Effect	Amount	Amount	Effect	Amount
Net income	$7,566	$(970)	$6,596	$8,962	$(642)	$8,320
Other comprehensive income (loss):
Securities
Available for sale securities
Unrealized holding loss arising during the period	(370)	77	(293)	(51,247)	10,762	(40,485)
Reclassification adjustment for losses included in net income (1) (3)	—	—	—	1,453	(305)	1,148
Held to maturity securities
Amortization of unrealized holding losses on held to maturity securities (3) (4)	4,767	(1,036)	3,731	1,342	(291)	1,051
Cash Flow Hedge
Unrealized gain on cash flow hedge	2	(1)	1	1,220	(256)	964
Reclassification adjustment for gain included in net income (2) (3)	(269)	57	(212)	(1,493)	313	(1,180)
Other comprehensive income (loss)	4,130	(903)	3,227	(48,725)	10,223	(38,502)
Total comprehensive income (loss)	$11,696	$(1,873)	$9,823	$(39,763)	$9,581	$(30,182)

(1)	Amounts are included in loss on sales and calls of securities on the Consolidated Statements of Income as a separate element within total non-interest income.
(2)	Amounts are included in interest expense on short-term borrowings and repurchase agreements and in other non-interest income on the Consolidated Statements of Income.
(3)	Income tax amounts are included in the income tax provision on the Consolidated Statements of Income.
(4)	Amounts are included in interest income on the Consolidated Statements of Income.

See The Notes to Consolidated Financial Statements

JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Year ended December 31, 2023
					Accumulated
	Number				Other		Total
(Dollars in thousands, except share data)	of Shares	Common		Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Surplus	Earnings	Income (Loss)	Stock	Equity
Balance, January 1, 2023	5,003,059	$5,151	$24,986	$51,217	$(41,867)	$(2,538)	$36,949
Cumulative effect of change in accounting principle (Note 2)				(854)			(854)
Net income				6,596			6,596
Other comprehensive income					3,227		3,227
Cash dividends at $0.88 per share				(4,406)			(4,406)
Stock-based compensation			143				143
Purchase of treasury stock	(27,569)					(324)	(324)
Treasury stock issued for stock plans	15,639		(205)			267	62
Balance, December 31, 2023	4,991,129	$5,151	$24,924	$52,553	$(38,640)	$(2,595)	$41,393

	Year ended December 31, 2022
					Accumulated
	Number				Other		Total
(Dollars in thousands, except share data)	of Shares	Common		Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Surplus	Earnings	Loss	Stock	Equity
Balance, January 1, 2022	4,988,542	$5,151	$25,008	$47,298	$(3,365)	$(2,802)	$71,290
Net income				8,320			8,320
Other comprehensive loss					(38,502)		(38,502)
Cash dividends at $0.88 per share				(4,401)			(4,401)
Stock-based compensation			176				176
Purchase of treasury stock	(995)					(3)	(3)
Treasury stock issued for stock plans	15,512		(198)			267	69
Balance, December 31, 2022	5,003,059	$5,151	$24,986	$51,217	$(41,867)	$(2,538)	$36,949

See The Notes to Consolidated Financial Statements

JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)	Year Ended December 31,
	2023	2022
Operating activities:
Net income	$6,596	$8,320
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	500	455
Depreciation	563	631
Net amortization of securities premiums	133	408
Net amortization of loan origination (costs) fees	(112)	393
Deferred net loan origination costs	(575)	(636)
Amortization of intangibles	81	54
Amortization of investment in low income housing partnerships	353	799
Net amortization of purchase fair value adjustments	(4)	(112)
Net realized loss on sales and calls of available for sale securities	—	1,453
Change in value of equity securities	(17)	68
Net gain on other real estate owned	(16)	(28)
Earnings on bank owned life insurance and annuities	(222)	(219)
Deferred income tax (benefit) expense	(161)	129
Stock-based compensation expense	143	176
Proceeds from mortgage loans sold to others	55	62
Mortgage banking income	(46)	(34)
Gain from life insurance proceeds	(161)	(380)
Increase in accrued interest receivable and other assets	(1,098)	(1,753)
Increase in accrued interest payable and other liabilities	1,853	150
Net cash provided by operating activities	7,865	9,936
Investing activities:
Purchases of:
Securities available for sale	—	(53,295)
FHLB stock	—	(1,550)
Premises and equipment	(356)	(449)
Bank owned life insurance and annuities	(31)	(31)
Proceeds from:
Sales of debt securities available for sale	—	23,271
Maturities of and principal repayments on securities available for sale	5,470	27,918
Maturities of and principal repayments on securities held to maturity	13,687	4,116
Redemption of FHLB stock	1,959	—
Life insurance claims	770	2,285
Sale of other real estate owned	55	145
Sale of fixed assets	52	—
Net decrease in interest bearing time deposits with banks	—	735
Net increase in loans	(40,176)	(65,821)
Net cash received in acquisition	17,384	—
Net cash used in investing activities	(1,186)	(62,676)
Financing activities:
Net increase in deposits	18,820	3,065
Net (decrease) increase in short-term borrowings and securities sold under agreements to repurchase	(2,900)	51,483
Cash dividends	(4,406)	(4,401)
Purchase of treasury stock	(324)	(3)
Treasury stock issued for employee stock plans	62	69
Net cash provided by financing activities	11,252	50,213
Net increase (decrease) in cash and cash equivalents	17,931	(2,527)
Cash and cash equivalents at beginning of year	10,999	13,526
Cash and cash equivalents at end of period	$28,930	$10,999
Supplemental information:
Interest paid	$9,425	$3,341
Income tax paid	1,035	425
Supplemental schedule of noncash investing and financing activities:
Transfer of securities from available for sale to held to maturity	$—	$212,340
Transfer of loans to other real estate owned	39	30

See The Notes to Consolidated Financial Statements

JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 and 2022

1. NATURE OF OPERATIONS

Juniata Valley Financial Corp. (“Juniata” or the “Company”) is a bank holding company operating in central and northern Pennsylvania for the purpose of delivering financial services within its local market. Through its wholly owned banking subsidiary, The Juniata Valley Bank (the “Bank”), Juniata provides retail and commercial banking and other financial services through 15 branch locations located in Juniata, Mifflin, Perry, McKean, Potter and Franklin Counties. Additionally, in Mifflin, Juniata and Centre Counties, the Company maintains four offices for loan production, trust services and wealth management sales. Each of the Company’s lines of business are part of the same reporting segment, whose operating results are regularly reviewed and managed by a centralized executive management group. As a result, the Company has only one reportable segment for financial reporting purposes. The Bank provides a full range of banking services, including online and mobile banking, an automatic teller machine network, checking accounts, identity protection products for consumers, savings accounts, money market accounts, fixed rate certificates of deposit, club accounts, secured and unsecured commercial and consumer loans, construction and mortgage loans, online account opening, safe deposit facilities and credit loans with overdraft checking protection. The Bank also provides a variety of trust services. The Company has a contractual arrangement with a broker-dealer to allow the offering of annuities, mutual funds, stock and bond brokerage services and long-term care insurance to its local market. The Bank operates under a state bank charter and is subject to regulation by the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation. Juniata is subject to regulation by the Board of Governors of the Federal Reserve Bank and the Pennsylvania Department of Banking and Securities.

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

Debt Securities

Debt securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Debt securities classified as available for sale are those securities that the Company intends to hold for an indefinite period but not necessarily to maturity. Securities available for sale are carried at fair value, with the unrealized gains and losses, net of tax, reported as a component of other comprehensive income. Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated. Premiums on callable debt securities are amortized to their earliest call date. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

Allowance for Credit Losses – Held to Maturity Securities

Management measures expected credit losses on held to maturity debt securities on a collective basis by major security type. Accrued interest receivable on held to maturity debt securities, recorded in accrued interest receivable and other assets on the Consolidated Statements of Condition, totaled $384,000 and $404,000 at December 31, 2023 and 2022, respectively, and is excluded from the estimate of credit losses. The estimate of expected credit losses considers historical credit loss information adjusted for current conditions and reasonable and supportable forecasts.

Management classifies the held to maturity portfolio into two security types: obligations of U.S. government sponsored enterprises and mortgage-backed securities. All the Company’s held to maturity debt securities are issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities are either explicitly or implicitly guaranteed by the U.S. government, except for the Federal Farm Credit Bank securities, but all are highly rated by major rating agencies and have a long history of no credit losses.

Allowance for Credit Losses – Available for Sale Securities

For available for sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For debt securities available for sale that do not meet that criteria, the Company evaluates whether the decline in fair value resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.

Changes in the allowance for credit losses are recorded as credit loss expense (or reversal). Losses are charged against the allowance when management believes the uncollectibility of an available for sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met. Accrued interest receivable on available for sale debt securities, recorded in accrued interest receivable and other assets on the Consolidated Statements of Condition, totaled $300,000 at December 31, 2023 and is excluded from the estimate of credit losses.

Equity Securities

Equity securities are carried at fair value, with changes in fair value reported in net income. Equity securities without readily determinable fair values are carried at cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment.

Restricted Investment in Bank Stock

The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors and may invest in additional amounts. The Bank also owns restricted stock investments in the Atlantic Community Bankers Bank (“ACBB”). Both the FHLB and ACBB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. The Bank owned $1.6 million in restricted stock investments with the FHLB at December 31, 2023 and $3.6 million at December 31, 2022. The Bank owned $80,000 in restricted stock investments with the ACBB at December 31, 2023 and 2022.

Loans

Loans that the Company originated and has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at the outstanding unpaid principal balances, net of any deferred fees or costs and the allowance for credit losses. Accrued interest receivable, reported in accrued interest receivable and other assets on the Consolidated Statements of Condition, totaled $1.7 million at December 31, 2023 and is excluded from the estimate of credit losses. Interest income on all loans, other than nonaccrual loans, is accrued over the term of the loans based on the amount of principal outstanding. Unearned income is amortized to income over the life of the loans, using the interest method.

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

When a loan is placed on non-accrual status, all unpaid interest credited to income in the current year is reversed against current period income, and unpaid interest accrued in prior years is charged against the allowance for credit losses. Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. Generally, accruals are resumed on loans only when the obligation is brought fully current with respect to interest and principal, has performed in accordance with the contractual terms for a reasonable period and the ultimate collectability of the total contractual principal and interest is no longer in doubt. The Company’s nonaccrual and charge-off policies are the same, regardless of the loan class.

Loan Origination Fees and Costs

Loan origination fees and related direct origination costs for a given loan are deferred and amortized over the life of the loan on a level-yield basis as an adjustment to interest income over the contractual life of the loan. The amount of net unamortized origination fees carried as an adjustment to outstanding loan balances as of December 31, 2023 and 2022 was $171,000 and $47,000, respectively.

Purchased Credit Deteriorated (“PCD”) Loans

The Company has purchased loans, some of which have experienced more than insignificant credit deterioration since origination. PCD loans are recorded at the amount paid. An allowance for credit losses is determined using the same methodology as other loans held for investment. The initial allowance for credit losses determined on a collective basis is allocated to individual loans. The sum of the loan’s purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through credit loss expense.

Allowance for Credit Losses – Loans

The allowance for credit losses (“ACL”) is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. The ACL requires a projection of credit losses estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals and modifications unless either of the following applies: management has a reasonable expectation at the reporting date that a loan modification will be executed with an individual borrower, or the extension or renewal options are included in the original or modified contract at the reporting date and not unconditionally cancellable by the Company. Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. The ACL is adjusted through the provision for credit losses and reduced by net charge offs of loans.

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

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on off-balance sheet credit exposures is recorded in other liabilities on the consolidated statement of financial condition and adjusted through credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. At December 31, 2023, the Company had $56.0 million in unfunded commitments and $419,000 in anticipated credit losses in the reserve for unfunded lending commitments subject to ASC 326 requirements.

Concentration of Credit Risk

Most of the Company’s activities are with customers located within Juniata’s footprint in central and northern Pennsylvania. Note 5 discusses the types of securities in which the Company invests. Note 6 discusses the types of lending in which the Company engages.

As a percentage of total risk based capital, credit exposure to residential buildings and dwellings represented 76%, credit exposure to lessors of non-residential buildings and dwellings represented 61%, credit exposure to hotels and motels represented 38%, credit exposure to builders of new housing for-sale represented 24% and credit exposure to continuing care retirement communities represented 19% as of December 31, 2023. There were no other concentrations of credit to any industry equaling more than 15% of total capital. The Bank’s business activities are geographically concentrated in the counties of Juniata, Mifflin, Perry, Franklin, Centre, McKean, Potter and Snyder, Pennsylvania. The Bank has a diversified loan portfolio; however, a substantial portion of its debtors’ ability to honor their obligations is dependent upon the economy in central and northern Pennsylvania.

Loans Held for Sale and Mortgage Servicing Rights

The Company has originated residential mortgage loans with the intent to sell. These individual loans were normally sold to the buyer immediately. The Company maintains servicing rights on these loans.

When mortgage loans are sold with servicing retained, servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. Under the fair value measurement method, the Company measures servicing rights at fair value at each reporting date and reports changes in fair value of servicing assets in earnings in the period in which the changes occur, which are included with mortgage banking income on the income statement. The fair values of servicing rights are subject to fluctuations because of changes in estimated and actual prepayment speeds and default rates and losses. The carrying amount of mortgage servicing rights was $83,000 and $92,000 at December 31, 2023 and 2022, respectively.

Servicing fee income, which is reported on the income statement as mortgage banking income, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned. Servicing fees totaled $46,000 and $34,000 for the years ended December 31, 2023 and 2022, respectively. Late fees and ancillary fees related to loan servicing are not material.

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

There were no impairment losses recognized based on periodic impairment testing in the years ended December 31, 2023 and 2022.

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

Net cash settlements on derivatives that qualify for hedge accounting are recorded in interest income or interest expense, based on the item being hedged. Net cash settlements on derivatives that do not qualify for hedge accounting are reported in non-interest income. Cash flows on hedges are classified in the cash flow statement the same as the cash flows of the items being hedged.

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

When hedge accounting is discontinued, subsequent changes in fair value of the derivative are recorded as non-interest income. When a fair value hedge is discontinued, the hedged asset or liability is no longer adjusted for changes in fair value, and the existing basis adjustment is amortized or accreted over the remaining life of the asset or liability. When a cash flow hedge is discontinued but the hedged cash flows or forecasted transactions are still expected to occur, gains or losses that were accumulated in other comprehensive income are amortized into earnings over the same periods in which the hedged transactions will affect earnings.

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

Juniata has committed to a continuation of life insurance coverage for certain persons post-retirement. The estimated present value of future benefits to be paid was $1.1 million at both December 31, 2023 and December 31, 2022, and is included in other liabilities. The related net expense for 2023 was $20,000, and the related net benefit for 2022 was $120,000.

Investments in Low-income Housing Partnerships

Juniata has invested as a limited partner in two partnerships that provide low-income housing in Lewistown, Pennsylvania. The amortization period for one of Juniata’s low-income housing partnership investments ended in January 2023. The carrying value of the investment in the limited partnerships was $1.2 million at December 31, 2023 and $1.5 million at December 31, 2022. The decline in carrying value in 2023 was the result of amortization since the final remaining draw occurred in 2019.

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

Advertising

The Company follows a policy of charging costs of advertising to expense as incurred. Advertising expenses were $228,000 and $260,000 in 2023 and 2022, respectively, and included in other non-interest expense.

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

Stock-based Compensation

The Company sponsors a stock compensation plan for certain key officers which allows, among other stock-based compensation methods, for the issuance of stock options and restricted stock awards. Prior to 2016, stock options were used exclusively for long-term compensation. Beginning in 2016, restricted shares awards have been used. Compensation expense for stock options granted and restricted stock awarded is measured using the fair value of the award on the grant date and is recognized over the vesting period. The stock-based compensation expense amounts for stock options were derived based on the fair value of options using the Black-Scholes option-pricing model.

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

New Accounting Standards Adopted in 2023:

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

Pending Accounting Standards:

Not Applicable

4. RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is required to maintain cash reserve balances with the Federal Reserve Bank if vault cash is insufficient to cover the reserve requirement. As of December 31, 2023 and 2022, respectively, no reserves were required to be held at the Federal Reserve Bank.

5. SECURITIES

Equity Securities

Equity securities owned by the Company consist of common stock of various financial services providers (“Bank Stocks”). The Company had $1.1 million in equity securities recorded at fair value on the consolidated statements of financial condition as of December 31, 2023 and December 31, 2022.

During the years ended December 31, 2023 and 2022, the Company recorded a net gain of $17,000 and a net loss of $68,000, respectively, on the consolidated statements of income because of the change in fair value of the Company’s equity securities portfolio.

Debt Securities

The Company’s investment portfolio includes primarily mortgage-backed securities issued by U.S. Government sponsored agencies backed by residential mortgages (approximately 76%), bonds issued by U.S. Government sponsored agencies (approximately 17%), corporate debt securities (approximately 5%) and municipalities (approximately 2%) as of December 31, 2023. Most of the municipal bonds are general obligation bonds with maturities or pre-refunding dates within 5 years.

At December 31, 2023 and December 31, 2022, in addition to securities of the U.S. Government and its agencies, the Company had holdings of securities from two issuers in excess of 10% of stockholders’ equity; holdings in Federal Farm Credit Bank and Pennsylvania Housing Finance securities had fair values of $11.3 million and $4.9 million, respectively, as of December 31, 2023 and $10.9. million and $6.1 million, respectively, as of December 31, 2022.

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

The amortized cost and fair value of debt securities as of December 31, 2023 and 2022, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the securities may be called or prepaid with or without prepayment penalties. Securities not due at a single maturity date are shown separately.

(Dollars in thousands)	December 31, 2023
			Gross	Gross
	Amortized	Fair	Unrealized	Unrealized
Debt Securities Available for Sale	Cost	Value	Gains	Losses
Obligations of U.S. Government sponsored enterprises
After one year but within five years	$15,500	$14,173	$—	$(1,327)
	15,500	14,173	—	(1,327)
Obligations of state and political subdivisions
Within one year	500	496	—	(4)
After one year but within five years	2,514	2,387	—	(127)
After five years but within ten years	4,355	3,625	—	(730)
	7,369	6,508	—	(861)
Corporate debt securities
After one year but within five years	4,608	4,048	—	(560)
After five years but within ten years	13,000	9,780	—	(3,220)
	17,608	13,828	—	(3,780)
Mortgage-backed securities	35,257	33,055	—	(2,202)
Total	$75,734	$67,564	$—	$(8,170)

(Dollars in thousands)	December 31, 2023
			Gross	Gross
	Amortized	Fair	Unrecognized	Unrecognized
Debt Securities Held to Maturity	Cost	Value	Gains	Losses
Obligations of U.S. Government sponsored enterprises
After one year but within five years	$15,886	$15,984	$104	$(6)
After five years but within ten years	13,634	13,702	85	(17)
	29,520	29,686	189	(23)
Mortgage-backed securities	171,124	168,461	1,917	(4,580)
Total	$200,644	$198,147	$2,106	$(4,603)

(Dollars in thousands)	December 31, 2022
			Gross	Gross
	Amortized	Fair	Unrealized	Unrealized
Debt Securities Available for Sale	Cost	Value	Gains	Losses
Obligations of U.S. Government sponsored enterprises
After one year but within five years	$15,500	$13,705	$—	$(1,795)
	15,500	13,705	—	(1,795)
Obligations of state and political subdivisions
After one year but within five years	4,076	3,924	—	(152)
After five years but within ten years	4,608	3,755	—	(853)
	8,684	7,679	—	(1,005)
Corporate debt securities
After one year but within five years	4,673	4,190	—	(483)
After five years but within ten years	13,000	11,151	—	(1,849)
	17,673	15,341	—	(2,332)
Mortgage-backed securities	39,479	36,811	—	(2,668)
Total	$81,336	$73,536	$—	$(7,800)

(Dollars in thousands)	December 31, 2022
			Gross	Gross
	Amortized	Fair	Unrecognized	Unrecognized
Debt Securities Held to Maturity	Cost	Value	Gains	Losses
Obligations of U.S. Government sponsored enterprises
After one year but within five years	$13,039	$13,067	$28	$—
After five years but within ten years	15,561	15,605	56	(12)
	28,600	28,672	84	(12)
Mortgage-backed securities	180,965	181,215	1,682	(1,432)
Total	$209,565	$209,887	$1,766	$(1,444)

Certain obligations of the U.S. Government and state and political subdivisions are pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law. The carrying value of the pledged assets was $192.1 million and $102.3 million at December 31, 2023 and 2022, respectively.

In addition to cash received from the scheduled maturities of securities, some investment securities available for sale are sold at current market values through normal operations. There were no sales of securities during the year ended December 31, 2023. There were three called securities during the year ended December 31, 2023. The proceeds from these calls were immaterial to the financial statements. The following table summarizes proceeds received from all investment securities transactions and the resulting realized gains and losses for the year ended December 31, 2022.

(Dollars in thousands)	Year Ended
	December 31,
	2023	2022
Gross proceeds from sales and calls of securities	$—	$23,271
Gross realized gains from sold and called securities	—	25
Gross realized losses from sold and called securities	—	(1,478)
Net gains (losses) from sales and calls of securities	$—	$(1,453)

The tax benefit related to the net realized losses in 2022 was $305,000.

The Bank sold $24.7 million, par value, of subordinated debt of unconsolidated financial institutions, classified as corporate debt securities, at a loss of $1.5 million during 2022. Management’s intent with respect to these securities changed in 2022 due to the adverse regulatory impact of substantial (relative to capital) holdings of subordinated debt.

The following table summarizes securities with unrealized and unrecognized losses at December 31, 2023 and December 31, 2022, aggregated by category and length of time in a continuous unrealized or unrecognized loss position:

	Unrealized Losses at December 31, 2023
	Less Than 12 Months			12 Months or More			Total
(Dollars in thousands)	Number			Number			Number
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Securities available for sale
Obligations of U.S. Government sponsored enterprises	—	$—	$—	3	$14,173	$(1,327)	3	$14,173	$(1,327)
Obligations of state and political subdivisions	1	1,456	(11)	7	5,052	(850)	8	6,508	(861)
Corporate debt securities	—	—	—	9	13,828	(3,780)	9	13,828	(3,780)
Mortgage-backed securities	—	—	—	34	33,055	(2,202)	34	33,055	(2,202)
Total temporarily impaired securities available for sale	1	$1,456	$(11)	53	$66,108	$(8,159)	54	$67,564	$(8,170)
Securities held to maturity
Obligations of U.S. Government sponsored enterprises	2	$8,258	$(23)	—	$—	$—	2	$8,258	$(23)
Mortgage-backed securities	6	17,894	(480)	16	50,843	(4,100)	22	68,737	(4,580)
Total temporarily impaired securities held to maturity	8	$26,152	$(503)	16	$50,843	$(4,100)	24	$76,995	$(4,603)
Total	9	$27,608	$(514)	69	$116,951	$(12,259)	78	$144,559	$(12,773)

	Unrealized Losses at December 31, 2022
	Less Than 12 Months			12 Months or More			Total
(Dollars in thousands)	Number			Number			Number
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Securities available for sale
Obligations of U.S. Government sponsored enterprises	1	$2,456	$(44)	2	$11,248	$(1,751)	3	$13,704	$(1,795)
Obligations of state and political subdivisions	4	2,781	(20)	7	4,898	(985)	11	7,679	(1,005)
Corporate debt securities	5	9,831	(1,669)	4	5,510	(663)	9	15,341	(2,332)
Mortgage-backed securities	33	36,493	(2,630)	1	319	(38)	34	36,812	(2,668)
Total temporarily impaired securities available for sale	43	$51,561	$(4,363)	14	$21,975	$(3,437)	57	$73,536	$(7,800)
Securities held to maturity
Obligations of U.S. Government sponsored enterprises	1	$3,463	$(12)	—	$—	$—	1	$3,463	$(12)
Mortgage-backed securities	9	21,643	(392)	12	48,788	(1,040)	21	70,431	(1,432)
Total temporarily impaired securities held to maturity	10	$25,106	$(404)	12	$48,788	$(1,040)	22	$73,894	$(1,444)
Total	53	$76,667	$(4,767)	26	$70,763	$(4,477)	79	$147,430	$(9,244)

At December 31, 2023, five obligations of U.S. Government sponsored enterprises, eight obligations of state and political subdivisions, nine corporate debt securities and fifty-six mortgage-backed securities had unrealized losses. Sixty-nine of these securities were in a continuous loss position for 12 months or more, with the majority of the unrealized losses related to the Company’s mortgage-backed securities portfolio. The mortgage-backed securities in the Company’s portfolio are government sponsored enterprise (“GSE”) pass-through instruments issued by the Federal National Mortgage Association (“FNMA”) or Federal Home Loan Mortgage Corporation (“FHLMC”), which guarantees the timely payment of principal on these investments.

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

Changes in the allowance for credit losses are recorded as credit loss expense (or reversal). Losses are charged against the allowance when management believes the uncollectibility of an available for sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met. As of December 31, 2023, management determined that an immaterial credit loss existed because the decline in fair value of the available for sale debt securities was mostly attributable to changes in  interest rates and other market conditions, rather than erosion of issuer credit quality and, as a result, timely payment of contractual cash flows, including principal and interest, has continued and is not considered at risk.

Included in corporate debt securities is $1.5 million par value of PacWest Bancorp (“PACW”) subordinated debt. In August 2022, Fitch Ratings downgraded PACW’s subordinated debt Viability Rating to BB+ from BBB-, and further downgraded the rating to BB in April 2023. Since early May 2023, PACW has taken steps to improve capital and liquidity. On July 25, 2023, PACW announced a merger with Banc of California, Inc. (“BANC”) and will operate under the BANC name and brand. The merger is an all-stock transaction. BANC also announced that it has entered into investment agreements to issue $400.0 million of equity securities in conjunction with the merger. Management believes that this capital infusion and planned repositioning of the balance sheet reduces credit risk associated with the $1.5 million PACW subordinated debt owned by the Company. These steps have led to a generally upward trend for PACW’s common stock. The merger occurred on November 30, 2023, and during the month of December 2023, BANC’s stock price increased by 16.2%. The Company monitors this situation and, at December 31, 2023, determined any credit loss associated with the PACW subordinated debt was immaterial.

Credit Quality Indicators

All the Company’s held to maturity debt securities are issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities are either explicitly or implicitly guaranteed by the U.S. government, except for the Federal Farm Credit Bank securities, but all are highly rated by major rating agencies and have a long history of no credit losses. Therefore, the Company did not record an allowance for credit losses for these securities as of December 31, 2023.

The Company monitors the credit quality of held to maturity debt securities using credit ratings. The credit ratings are sourced from nationally recognized rating agencies. All held to maturity debt securities were current in their payment of principal and interest as of December 31, 2023.

The following table summarizes the amortized cost of held to maturity debt securities aggregated by credit quality indicator based on the latest information available as of December 31, 2023.

(Dollars in thousands)

December 31, 2023	AAA	Total
Securities held to maturity
Obligations of U.S. Government sponsored enterprises	$29,520	$29,520
Mortgage-backed securities	171,124	171,124
	$200,644	$200,644

6. LOANS AND RELATED ALLOWANCE FOR CREDIT LOSSES

Loan Portfolio Classification

The following table presents the loan portfolio by class at December 31, 2023 and 2022.

(Dollars in thousands)
	December 31, 2023	December 31, 2022
Commercial, financial and agricultural	$65,821	$61,458
Real estate - commercial	223,077	199,206
Real estate - construction:
1-4 family residential construction	5,085	7,995
Other construction loans	47,504	42,753
Real estate - mortgage	162,385	150,290
Obligations of states and political subdivisions	17,232	18,770
Personal	4,290	4,040
Total	$525,394	$484,512

The following table presents the activity in the allowance for credit losses by portfolio class for the year ended December 31, 2023:

			Real estate-		Obligations
	Commercial,		construction	Real estate-	of states
(Dollars in thousands)	financial and	Real estate-	1-4 family	construction	and political	Real estate-
	agricultural	commercial	residential	other	subdivisions	mortgage	Personal	Total
Year Ended
December 31, 2023
Allowance for credit losses:
Beginning balance, prior to ASC 326 adoption	$297	$1,110	$69	$1,077	$54	$1,385	$35	$4,027
Impact of adopting ASC 326	337	1,204	114	(407)	(9)	(497)	15	757
Initial allowance on loans purchased with credit deterioration	—	106	—	—	—	248	—	354
Provision for credit losses (1)	106	379	(79)	108	(6)	(26)	18	500
Loans charged off	—	—	—	—	—	(19)	(28)	(47)
Recoveries collected	—	—	—	—	—	66	20	86
Total ending allowance balance (1)	$740	$2,799	$104	$778	$39	$1,157	$60	$5,677
(1)	Allowance/provision for credit losses in 2023 are not comparable to prior periods due to the adoptions of ASC 326.

The following table presents the activity in the allowance for loan losses by portfolio class for the year ended December 31, 2022, prior to the adoption of ASC 326:

				Obligations
	Commercial,			of states
(Dollars in thousands)	financial and	Real estate-	Real estate-	and political	Real estate-
	agricultural	commercial	construction	subdivisions	mortgage	Personal	Total
Year Ended
December 31, 2022
Allowance for loan losses:
Beginning balance	$251	$1,020	$884	$45	$1,269	$39	$3,508
Provision for loan losses	44	90	262	9	45	5	455
Loans charged off	—	—	—	—	(23)	(13)	(36)
Recoveries collected	2	—	—	—	94	4	100
Total ending allowance balance	$297	$1,110	$1,146	$54	$1,385	$35	$4,027

The following table summarizes loans by portfolio class, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of December 31, 2022, prior to the adoption of ASC 326.

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

The following table presents the amortized cost basis of collateral-dependent loans by class of loans and collateral type as of December 31, 2023.

(Dollars in thousands)
Real Estate
Real estate - commercial	$4,877
Real estate - mortgage	57
Total	$4,934

The following tables summarize information regarding impaired loans by portfolio class as of December 31, 2022, prior to the adoption of ASC 326:

(Dollars in thousands)	As of December 31, 2022
	Recorded	Unpaid Principal	Related
	Investment	Balance	Allowance
Impaired loans
With no related allowance recorded:
Real estate - commercial	$2,025	$2,471	$—
Acquired with credit deterioration	334	344	—
Real estate - mortgage	377	993	—
Acquired with credit deterioration	419	634	—
Total:
Real estate - commercial	$2,025	$2,471	$—
Acquired with credit deterioration	334	344	—
Real estate – mortgage	377	993	—
Acquired with credit deterioration	419	634	—
	$3,155	$4,442	$—

Average recorded investment of impaired loans and related interest income recognized for the year ended December 31, 2022 are summarized in the table below, prior to the adoption of ASC 326.

(Dollars in thousands)	Year Ended December 31, 2022
	Average	Interest	Cash Basis
	Recorded	Income	Interest
	Investment	Recognized	Income
Impaired Loans
With no related allowance recorded:
Real estate - commercial	$3,650	$190	$—
Acquired with credit deterioration	344	—	—
Real estate - mortgage	400	10	39
Acquired with credit deterioration	447	—	—
Total:
Real estate - commercial	$3,650	$190	$—
Acquired with credit deterioration	344	—	—
Real estate - mortgage	400	10	39
Acquired with credit deterioration	447	—	—
	$4,841	$200	$39

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality. For purposes of this disclosure, the unpaid principal balance is not reduced for partial charge-offs.

The following tables present the amortized cost basis of loans on nonaccrual status, including nonaccrual status loans with no allowance, and loans past due over 89 days still accruing as of December 31, 2023 and December 31, 2022, respectively.

(Dollars in thousands)	Nonaccrual with		Loans Past Due
	No Allowance		Over 89 Days
As of December 31, 2023	for Credit Loss	Nonaccrual	Still Accruing(1)
Commercial, financial and agricultural	$—	$18	$—
Real estate - commercial	4,877	—	—
Real estate - mortgage	57	—	—
Total	$4,934	$18	$—

(Dollars in thousands)			Loans Past Due
	Nonaccrual with		Over 89 Days
As of December 31, 2022	No Allowance	Nonaccrual	Still Accruing(1)
Commercial, financial and agricultural	$—	$—	$24
Real estate - commercial	—	—	7
Real estate - mortgage	—	139	4
Personal	—	—	4
Total	$—	$139	$39
(1)	These loans are guaranteed, or well-secured, and there is an effective means of collection in process.

Interest income not recorded based on the original contractual terms of the loans for non-accrual loans was $44,000 in 2023 and $49,000 in 2022. Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process at December 31, 2022 totaled $123,000, while there were no consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process at December 31, 2023.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. Past due status is determined by the contractual terms of the loan.

The following table presents the classes of the loan portfolio summarized by the past due status as of December 31, 2023 and December 31, 2022:

(Dollars in thousands)			Greater
	30‑59 Days	60‑89 Days	Than 89 Days	Total Past
As of December 31, 2023	Past Due(1)	Past Due	Past Due	Due
Commercial, financial and agricultural	$73	$—	$—	$73
Real estate - commercial	117	—	—	117
Real estate - mortgage	332	90	4	426
Personal	9	—	—	9
Total	$531	$90	$4	$625

(Dollars in thousands)			Greater
	30‑59 Days	60‑89 Days	Than 89 Days	Total Past
As of December 31, 2022	Past Due(1)	Past Due	Past Due	Due
Commercial, financial and agricultural	$75	$—	$24	$99
Real estate - commercial	—	104	7	111
Real estate - mortgage	205	36	142	383
Personal	27	1	4	32
Total	$307	$141	$177	$625
(1)	Loans are considered past due when the borrower is in arrears on two or more monthly payments.

Occasionally, the Company modifies loans to borrowers in financial difficulty by providing principal forgiveness, term extension, an other-then-insignificant payment delay or interest rate reduction. When principal forgiveness is provided, the amount of forgiveness is charged off against the allowance for credit losses. In some cases, the Company may provide multiple types of concessions on one loan. Typically, one type of concession, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another concession, such as principal forgiveness, may be granted. There were no loans modified to borrowers experiencing financial difficulty during the year ended December 31, 2023 and, as such, there were no payment defaults on loans modified to borrowers experiencing financial difficulty during the year ended December 31, 2023.

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

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of December 31, 2023 and December 31, 2022. The increase in special mention loans as of December 31, 2023 compared to December 31, 2022 was largely due to the downgrade of a $7.2 million relationship with loans in both the commercial, financial and agricultural and the real estate – commercial categories, as well as the downgrade of a $4.7 million real estate – construction loan relationship in 2023. The increase in substandard loans as of December 31, 2023 compared to December 31, 2022 was primarily due to the downgrade of a participated real estate – commercial loan relationship.

(Dollars in thousands)		Special
As of December 31, 2023	Pass	Mention	Substandard	Doubtful	Total
Commercial, financial and agricultural	$62,952	$2,851	$18	$—	$65,821
Real estate - commercial	203,590	13,682	5,805	—	223,077
Real estate - construction:
1-4 family residential construction	5,085	—	—	—	5,085
Other construction loans	42,845	4,659	—	—	47,504
Real estate - mortgage	162,111	218	56	—	162,385
Obligations of states and political subdivisions	17,232	—	—	—	17,232
Personal	4,290	—	—	—	4,290
Total	$498,105	$21,410	$5,879	$—	$525,394

(Dollars in thousands)		Special
As of December 31, 2022	Pass	Mention	Substandard	Doubtful	Total
Commercial, financial and agricultural	$60,990	$468	$—	$—	$61,458
Real estate - commercial	186,977	9,802	2,427	—	199,206
Real estate - construction	50,008	740			50,748
Real estate - mortgage	149,272	222	796	—	150,290
Obligations of states and political subdivisions	18,770	—	—	—	18,770
Personal	4,040	—	—	—	4,040
Total	$470,057	$11,232	$3,223	$—	$484,512

Based on the most recent analysis performed, the amortized cost basis by risk category of loans by class of loan and by origination year is as follows:

							Revolving	Revolving
(Dollars in thousands)							Loans	Loans
							Amortized	Converted
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	to Term	Total
Commercial, financial and agricultural:
Risk Rating
Pass	$10,750	$5,123	$11,793	$4,971	$3,903	$830	$25,582	$—	$62,952
Special Mention	70	414	—	—	72	—	2,295	—	2,851
Substandard	—	—	—	—	—	18	—	—	18
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial, financial and agricultural loans	$10,820	$5,537	$11,793	$4,971	$3,975	$848	$27,877	$—	$65,821

Commercial, financial and agricultural loans:
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Real estate - commercial:
Risk Rating
Pass	$36,375	$53,927	$23,561	$15,952	$17,606	$53,465	$2,688	$16	$203,590
Special Mention	—	4,469	—	3,894	211	4,909	199	—	13,682
Substandard	—	—	—	4,877	—	928	—	—	5,805
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate - commercial loans	$36,375	$58,396	$23,561	$24,723	$17,817	$59,302	$2,887	$16	$223,077

Real estate - commercial:
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Real estate - construction - 1-4 family residential:
Risk Rating
Pass	$1,674	$3,411	$—	$—	$—	$—	$—	$—	$5,085
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate - construction - 1-4 family residential loans	$1,674	$3,411	$—	$—	$—	$—	$—	$—	$5,085

Real estate - construction - 1-4 family residential:
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Real estate - construction - other:
Risk Rating
Pass	$5,254	$7,405	$17,928	$2,354	$276	$3,088	$6,390	$150	$42,845
Special Mention	—	—	2	4,657	—	—	—	—	4,659
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate - construction - other loans	$5,254	$7,405	$17,930	$7,011	$276	$3,088	$6,390	$150	$47,504

Real estate - construction - other:
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

							Revolving	Revolving
(Dollars in thousands)							Loans	Loans
							Amortized	Converted
As of December 31, 2023 (cont.)	2023	2022	2021	2020	2019	Prior	Cost Basis	to Term	Total
Real estate - mortgage:
Risk Rating
Pass	$27,062	$43,005	$19,173	$14,577	$5,524	$44,359	$8,084	$327	$162,111
Special Mention	—	—	—	—	—	218	—	—	218
Substandard	—	—	—	—	—	56	—	—	56
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate - mortgage loans	$27,062	$43,005	$19,173	$14,577	$5,524	$44,633	$8,084	$327	$162,385

Real estate - mortgage:
Current period gross write offs	$—	$—	$—	$—	$—	$(19)	$—	$—	$(19)

Obligations of states and political subdivisions:
Risk Rating
Pass	$350	$3,876	$2,413	$5,094	$12	$5,486	$1	$—	$17,232
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total Obligations of states and political subdivisions	$350	$3,876	$2,413	$5,094	$12	$5,486	$1	$—	$17,232

Obligations of states and political subdivisions:
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Personal:
Risk Rating
Pass	$2,385	$1,093	$362	$87	$63	$187	$91	$22	$4,290
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total personal loans	$2,385	$1,093	$362	$87	$63	$187	$91	$22	$4,290

Personal:
Current period gross write offs	$(4)	$(2)	$—	$(4)	$—	$(18)	$—	$—	$(28)

7. BANK OWNED LIFE INSURANCE AND ANNUITIES

The Company holds bank-owned life insurance (“BOLI”) and deferred annuities with a combined cash value of $14.8 million and $15.2 million at December 31, 2023 and 2022, respectively. As annuitants retire, the deferred annuities may be converted to payout annuities to create payment streams that match certain post-retirement liabilities. The cash surrender value on the BOLI and annuities decreased by $356,000 in 2023 with the net change resulting from proceeds from death benefits received, premium payments and earnings recorded as non-interest income. The net decrease in cash surrender value on the BOLI and annuities was $1.7 million  in 2022. The contracts are owned by the Bank in various insurance companies. The crediting rate on the policies varies annually based on the insurance companies’ investment portfolio returns in their general fund and market conditions. Changes in cash value of BOLI and annuities in 2023 and 2022 are shown below:

(Dollars in thousands)	Life	Deferred
	Insurance	Annuities	Total
Balance as of January 1, 2022	$16,261	$591	$16,852
Earnings	198	21	219
Premiums on existing policies	8	12	20
Annuity payments received	10	—	10
Death Benefits received	(1,847)	(57)	(1,904)
Balance as of December 31, 2022	14,630	567	15,197
Earnings	204	18	222
Premiums on existing policies	19	12	31
Annuity payments received	—	—	—
Death Benefits received	(460)	(149)	(609)
Balance as of December 31, 2023	$14,393	$448	$14,841

8. PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

(Dollars in thousands)	December 31,
	2023	2022
Land	$294	$294
Buildings and improvements	13,862	13,698
Furniture, computer software and equipment	7,280	7,144
	21,436	21,136
Less: accumulated depreciation	(13,256)	(12,946)
	$8,180	$8,190

Depreciation expense on premises and equipment charged to operations was $563,000 in 2023 and $631,000 in 2022.

The Company had no premises and equipment subject to lease agreements in which it acts as the lessor.

9. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

On September 8, 2006, the Company acquired a branch office in Richfield, PA. Goodwill associated with this transaction is carried at $2.0 million. On November 30, 2015, the Company acquired FNBPA and carries goodwill of $3.4 million relating to the acquisition. On April 30, 2018, Juniata completed the acquisition of the remaining stock of LCB and, as a result, recorded goodwill of $3.6 million. On May 12, 2023, the Company acquired a branch office (“Path Valley”) in Spring Run, Pennsylvania. Goodwill associated with this transaction is carried at $765,000. Total goodwill was $9.8 million at December 31, 2023 and $9.0 million at December 31, 2022.

Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized but tested for impairment at least annually, or more frequently if events and circumstances exists that indicate that a goodwill impairment test should be performed. Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. At December 31, 2023 and 2022, the Company elected to perform a qualitative assessment to determine if it was more likely than not that fair value of the reporting unit exceeded its carrying value, including goodwill.  The qualitative assessment indicated that it is more likely than not that fair value of goodwill is more than the carrying value, resulting in no impairment.

Intangible Assets

On November 30, 2015, a core deposit intangible in the amount of $303,000 associated with the FNBPA acquisition was recorded. On April 30, 2018, a core deposit intangible of $289,000 associated with the LCB acquisition was recorded. On May 12, 2023, a core deposit intangible in the amount of $303,000 associated with the Path Valley branch acquisition was recorded. All core deposit intangibles are being amortized over a ten-year period using a sum of the years’ digits basis.

The following table shows the amortization schedule for each of the core deposit intangible assets recorded.

(Dollars in thousands)	Path Valley	FNBPA	LCB
	Acquisition	Acquisition	Acquisition
	Core	Core	Core
	Deposit	Deposit	Deposit
	Intangible	Intangible	Intangible
Beginning Balance at Acquisition Date	$303	$303	$289
Amortization expense recorded prior to December 31, 2021	—	250	167
Amortization expense recorded in Years ended:
December 31, 2022	—	21	33
December 31, 2023	37	16	28
Unamortized balance as of December 31, 2023	$266	$16	$61

Scheduled Amortization expense for years ended:
December 31, 2024	$51	$11	$23
December 31, 2025	46	5	17
December 31, 2026	40	—	12
December 31, 2027	35	—	7
December 31, 2028	30	—	2
Thereafter	64	—	—

10. DEPOSITS

The aggregate amount of demand deposit overdrafts that were reclassified as loans was $171,000 at December 31, 2023, compared to $46,000 at December 31, 2022.

Deposits consist of the following:

(Dollars in thousands)	December 31,
	2023	2022
Demand, non-interest bearing	$197,027	$199,131
Interest-bearing demand and money market	220,217	227,028
Savings	134,414	143,082
Time deposits, $250,000 or more	33,412	13,238
Other time deposits	163,975	129,033
	$749,045	$711,512

There were no brokered deposits as of December 31, 2023 and December 31, 2022.

The aggregate amount of scheduled maturities of time deposits as of December 31, 2023 include the following:

(Dollars in thousands)	Time Deposits
Maturing in:	$250,000 or more	Other	Total Time Deposits
2024	$29,468	$111,953	$141,421
2025	3,375	27,464	30,839
2026	296	16,501	16,797
2027	273	5,975	6,248
2028	—	1,596	1,596
Later	—	486	486
	$33,412	$163,975	$197,387

11. BORROWINGS

Short-term borrowings, and the related maximum amounts outstanding at the end of any month in the years ended December 31, 2023 and 2022, are presented below.

(Dollars in thousands)			Maximum Outstanding at
	Years Ended December 31,		Any Month End
	2023	2022	2023	2022
Repurchase agreements	$12,810	$7,585	$15,266	$7,585
Short-term borrowings:
Overnight FHLB advances	—	28,125	38,000	28,125
3-month FHLB advances	—	20,000	20,000	20,000
FRB advances	40,000	—	40,000	—
	$52,810	$55,710	$113,266	$55,710

Repurchase agreements increased between the years ended December 31, 2023 and 2022 due to three additional customer relationships added in 2023. The Company participated in the Federal Reserve’s Bank Term Funding Program (“BTFP”) in 2023, borrowing a total of $40.0 million as of December 31, 2023, with $16.0 million maturing in May 2024 and $24.0 million maturing in December 2024. The Company opted to utilize this additional contingent liquidity source to take advantage of the program’s advantageous borrowing rate. Short-term borrowings were at their maximum 2023 outstanding levels on December 31, 2023 at $40.0 million.

The following table presents supplemental information related to short-term borrowings.

(Dollars in thousands)	Securities sold under
	agreements to repurchase		Short-term borrowings
	2023	2022	2023	2022
Amount outstanding as of December 31	$12,810	$7,585	$40,000	$48,125
Weighted average interest rate as of December 31	4.37%	3.44%	4.89%	4.55%
Average amount outstanding during the year	$9,868	$5,532	$32,336	$18,635
Weighted average interest rate during the year	3.89%	1.54%	5.01%	3.05%

The Bank has repurchase agreements with some of its depositors, under which customers’ funds are invested daily into an interest bearing account. These funds are carried by the Company as short-term debt. It is the Company’s policy to completely collateralize repurchase agreements with U.S. Government securities. As of December 31, 2023, the securities that serve as collateral for securities sold under agreements to repurchase had a fair value of $20.0 million. The interest rate paid on these funds is variable and subject to change daily.

Long-term debt is comprised only of FHLB advances with an original maturity of one year or more. Outstanding balances were $20,000,000 as of December 31, 2023 and December 31, 2022.

The following table summarizes the scheduled maturities of long-term debt as of December 31, 2023.

(Dollars in thousands)	Scheduled	Weighted Average
Year	Maturities	Interest Rate
2024	$15,000	2.29%
2025	5,000	2.41
2026	—	—
2027	—	—
2028	—	—
Thereafter	—	—
	$20,000	2.32%

The Bank must maintain sufficient qualifying collateral with the FHLB to secure borrowings. Therefore, a Master Collateral Agreement has been entered into which pledges all mortgage related assets as collateral for future borrowings. Mortgage related assets could include loans or investment securities. As of December 31, 2023, the amount of loans included in qualifying collateral was $333.5 million. As of December 31, 2022, the amount of loans included in qualifying collateral was $306.3 million. No investment securities were included in qualifying collateral as of December 31, 2023 or 2022.

The Bank’s maximum borrowing capacity with the FHLB was $230.2 million, with a balance of $20.0 million outstanding as of December 31, 2023. The Bank’s maximum borrowing capacity with the FHLB was $214.7 million, with a balance of $68.4 million outstanding as of December 31, 2022. To borrow additional amounts, the FHLB would require the Bank to purchase additional FHLB Stock. The FHLB is a source of both short-term and long-term funding. The Bank must maintain sufficient qualifying collateral to secure all outstanding advances. Qualifying collateral is defined by the FHLB and includes outstanding balances of the Company’s real estate loans, excluding loans with certain risk mitigants, including delinquencies and loans made to insiders, borrowers with low credit scores or loans with high loan-to-value ratios.

12. OPERATING LEASE OBLIGATIONS

The Company has four operating leases, of which one is with a related party. The leases are comprised of real estate property for branch and office space with terms extending through 2029. As of December 31, 2023, the Company had operating lease right of use (“ROU”) assets totaling $318,000 included in other assets and operating lease liabilities totaling $326,000 included in other liabilities.

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

As of December 31, 2023, the weighted-average remaining operating lease term was 4.3 years, and the weighted-average discount rate was 5.02%. As of December 31, 2022, the weighted-average remaining operating lease term was 5.1 years, and the weighted-average discount rate was 4.97%.

The Company’s total operating lease cost for the years ended December 31, 2023 and 2022 was $109,000 and $110,000, respectively. During the years ended December 31, 2023 and 2022, total operating lease payments made to a related party totaled $25,000 and $24,000, respectively.

The future minimum payments for operating leases with initial or remaining terms of one year or more as of December 31, 2023 were as follows:

(Dollars in thousands)
Years ending December 31,	Lease Obligation
2024	$107
2025	95
2026	52
2027	49
2028	38
2029 and beyond	24
Total Future Minimum Lease Payments	365
Amounts Representing Interest	(39)
Present Value of Net Future Minimum Lease Payments (Lease Liability)	$326

13. INCOME TAXES

The components of income tax  expense for the two years ended December 31 were:

(Dollars in thousands)	Years Ended December 31,
	2023	2022
Current tax expense	$1,131	$513
Deferred tax (benefit) expense	(161)	129
Total tax provision	$970	$642

Federal credits are available for ten years for Juniata’s investment in two low income housing projects. Tax credits associated with phase I of the projects ended in January 2023, while phase II project credits will run through 2027. The tax credits are included in the tax expense line item on the Consolidated Statements of Income. Amortization of the investments using the cost method is scheduled to occur over the same period as tax credits are earned. Juniata’s maximum exposure to loss is limited to the carrying value of the investment at year-end.

The total tax provision during the year ended December 31, 2023 was $970,000 compared to $642,000 during the year ended December 31, 2022. A reconciliation of the statutory income tax expense computed at 21% to the income tax expense included in the consolidated statements of income follows:

(Dollars in thousands)	Years Ended December 31,
	2023	2022
Income before income taxes	$7,566	$8,962
Statutory tax rate	21%	21%
Federal tax at statutory rate	1,589	1,882
Tax-exempt interest	(176)	(189)
Net earnings on BOLI	(39)	(67)
Gain from life insurance proceeds	(34)	(80)
Stock-based compensation	—	3
Federal tax credits	(366)	(902)
Other permanent differences	(4)	(5)
Total tax provision	$970	$642
Effective tax rate	12.8%	7.2%

Deductible temporary differences and taxable temporary differences gave rise to a net deferred tax asset for the Company as of December 31, 2023 and December 31, 2022. The components are detailed below:

(Dollars in thousands)	Years Ended December 31,
	2023	2022
Deferred Tax Assets:
Allowance for credit losses	$1,280	$847
Deferred directors’ compensation	200	212
Employee and director benefits	229	252
Stock-based compensation	53	51
Investment in low income housing project	585	494
Fair value adjustments to acquired assets and liabilities	48	146
Lease liability	101	85
Unrealized loss on debt securities available for sale	1,716	1,638
Unrealized loss on debt securities held to maturity	8,501	9,536
Total deferred tax assets	12,713	13,261

Deferred Tax Liabilities:
Depreciation	(101)	(124)
Right of use asset	(99)	(83)
Loan origination fees and costs	(592)	(559)
Prepaid expenses	(11)	(10)
Unrealized gain from securities impairment	(18)	(16)
Unrealized gain on derivatives	—	(56)
Annuity earnings	(77)	(73)
Fair value of mortgage servicing rights	(17)	(19)
Intangible assets	—	(26)
Goodwill	(437)	(429)
Other	(42)	(28)
Total deferred tax liabilities	(1,394)	(1,423)
Net deferred tax asset included in other assets	$11,319	$11,838

The Company has concluded that the deferred tax assets are realizable (on a more likely than not basis) through the combination of future reversals of existing taxable temporary differences, certain tax planning strategies and expected future taxable income.

It is the Company’s policy to recognize interest and penalties on unrecognized tax benefits in income tax expense in the Consolidated Statements of Income. No significant income tax uncertainties were identified because of the Company’s evaluation of its income tax position. Therefore, the Company recognized no adjustment for unrecognized income tax benefits for the years ended December 31, 2023 and 2022. The Company is no longer subject to examination by taxing authorities for years before 2020. Tax years 2020 through the present, with limited exception, remain open to examination.

14. STOCKHOLDERS’ EQUITY AND REGULATORY MATTERS

The Company is authorized to issue shares of preferred stock with no par value. The Board has the ability to fix the voting, dividend, redemption and other rights of the preferred stock, which can be issued in one or more series. No shares of preferred stock have been issued.

The Company has a dividend reinvestment and stock purchase plan. Under this plan, additional shares of Juniata Valley Financial Corp. stock may be purchased by shareholders at the prevailing market prices through reinvested dividends and voluntary cash payments, within limits. To the extent that shares are not available in the open market, the Company has reserved common stock to be issued under the plan. Any adjustment in capitalization of the Company will result in a proportionate adjustment to the reserved shares for this plan. At December 31, 2023, 141,887 shares were available for issuance under the Dividend Reinvestment Plan. No shares were issued under this plan in 2023 or 2022.

The Company periodically repurchases shares of its common stock under a share repurchase program approved by the Board of Directors. The program will remain authorized until all approved shares are repurchased, unless terminated by the Board of Directors. Repurchases have typically been through open market transactions and have complied with all regulatory restrictions on the timing and amount of such repurchases. Shares repurchased have been added to treasury stock and accounted for at cost. These shares may be reissued for stock option exercises, stock awards, employee stock purchase plan purchases, to fulfill dividend reinvestment program needs and to supply shares needed for exchange in an acquisition. During 2023 and 2022, 27,569 and 170 shares, respectively, were repurchased in conjunction with this program. In 2022, 825 issued shares were transferred to treasury due to forfeitures of restricted stock awards. Remaining shares authorized to be repurchased in the program were 180,743 as of December 31, 2023.

Regulatory Capital

The Bank is subject to risk-based capital standards by which banks are evaluated in terms of capital adequacy. These regulatory capital requirements are administered by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital and classification are also subject to qualitative judgments by the regulators. Management believes that, as of December 31, 2023, the Bank met all capital adequacy requirements to which it is subject.

Prompt corrective action regulations provide five classifications: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2023 and 2022, the most recent regulatory notifications categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

In 2019, the federal banking agencies jointly issued a final rule that provides for an optional, simplified measure of capital adequacy, the community bank leverage ratio framework (“CBLR framework”), for qualifying community banking organizations, consistent with Section 201 of the Economic Growth Act. As of December 31, 2023, the Bank was a qualifying community banking organization as defined by the federal banking agencies but elected to use the risk-weighting framework under the Basel III capital requirements at year-end 2023 and 2022.

A capital conservation buffer of 2.50% is applicable to all capital ratios except for the Tier 1 Leverage ratio. The capital conservation buffer is equal to the lowest value of the three applicable capital ratios less the regulatory minimum (“adequately capitalized”) for each respective capital measurement. The Bank’s capital conservation buffer at December 31, 2023 was 4.68%. Compliance with the capital conservation buffer is required to avoid limitations on certain capital distributions, especially dividends.

Actual and required capital amounts and ratios as of December 31, 2023 and December 31, 2022, are presented below.

					Minimum
					Regulatory
					Requirements
					to be Well
					Capitalized
			Minimum Requirement		under Prompt
(Dollars in thousands)			for Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
The Juniata Valley Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2023:
Total Capital (to Risk Weighted Assets)	$74,982	12.68%	$47,297	8.00%	$59,121	10.00%
Tier 1 Capital (to Risk Weighted Assets)	69,305	11.72%	35,473	6.00%	47,297	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	69,305	11.72%	26,604	4.50%	38,429	6.50%
Tier 1 Capital (to Average Assets) Leverage	69,305	8.17%	33,926	4.00%	42,408	5.00%

As of December 31, 2022:
Total Capital (to Risk Weighted Assets)	$73,143	13.01%	$59,040	8.00%	$56,229	10.00%
Tier 1 Capital (to Risk Weighted Assets)	69,116	12.29%	47,794	6.00%	44,983	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	69,116	12.29%	39,360	4.50%	36,549	6.50%
Tier 1 Capital (to Average Assets) Leverage	69,116	8.48%	32,605	4.00%	40,756	5.00%

Certain regulatory restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. As of December 31, 2023, $42.4 million of undistributed earnings of the Bank, included in the consolidated stockholders’ equity, was available for distribution to the Company as dividends without prior regulatory approval, subject to the regulatory capital requirements above.

The Bank did not elect to phase in the regulatory capital impact of adopting CECL over a 3-year or 5-year transition period.

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

(Amounts in thousands, except earnings per share data)	Year ended December 31,
	2023	2022
Net income	$6,596	$8,320
Weighted-average common shares outstanding	5,010	5,000
Basic earnings per share	1.32	1.66

Weighted-average common shares outstanding	$5,010	$5,000
Common stock equivalents due to effect of stock options	8	9
Total weighted-average common shares and equivalents	$5,018	$5,009
Diluted earnings per share	$1.31	$1.66
Anti-dilutive stock options outstanding	1	1

16. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following tables show changes in accumulated other comprehensive income by component, net of tax, for the years ending December 31, 2023 and 2022:

		Unrealized	Unrealized
	Gains	Gains	Gains
(Dollars in thousands)	(Losses) on	(Losses) on	(Losses) on
	Cash Flow	AFS	HTM
December 31, 2023	Hedges	Securities	Securities	Total
Beginning balance, December 31, 2022	$211	$(6,161)	$(35,917)	$(41,867)
Current period other comprehensive income (loss):
Other comprehensive income before reclassification	1	(293)	—	(292)
Amounts reclassified from accumulated other comprehensive income (loss)	(212)	—	3,731	3,519
Net current period other comprehensive income (loss)	(211)	(293)	3,731	3,227
Ending balance, December 31, 2023	$—	$(6,454)	$(32,186)	$(38,640)

		Unrealized
	Gains	Gains
(Dollars in thousands)	(Losses) on	(Losses) on
	Cash Flow	AFS
December 31, 2022	Hedges	Securities	Total
Beginning balance, December 31, 2021	$427	$(3,792)	$(3,365)
Current period other comprehensive income (loss):
Other comprehensive income (loss) before reclassification	964	(40,485)	(39,521)
Amounts reclassified from accumulated other comprehensive income (loss)	(1,180)	2,199	1,019
Net current period other comprehensive loss	(216)	(38,286)	(38,502)
Ending balance, December 31, 2022	$211	$(42,078)	$(41,867)

The following table shows significant amounts reclassified out of each component of accumulated other comprehensive income for the year ending December 31, 2023:

(Dollars in thousands)
Details About Accumulated Other Comprehensive Loss Components	Amount Reclassified From Accumulated Other Comprehensive Loss	Affected Line Item in the Consolidated Statements of Income
Unrealized gains and losses on securities
Amortization of unrealized losses on held to maturity securities	$4,767
Total before tax	4,767
Tax effect	(1,036)	Income tax provision (benefit)
Net of tax	3,731
Unrealized gains and losses on cash flow hedges
Realized gains on cash flow hedges	(269)	Short-term borrowings and repurchase agreements
Total before tax	(269)
Tax effect	57	Income tax provision (benefit)
Net of tax	(212)
Total reclassifications for the period, net of tax	$3,519

The following table shows significant amounts reclassified out of each component of accumulated other comprehensive loss for the year ending December 31, 2022:

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

Collateral Dependent Loans

Certain collateral dependent loans are reported on a non-recurring basis at the fair value of the underlying collateral since repayment is expected solely from the collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included in the Level 3 fair value classification, based upon the lowest level of input that is significant to the fair value measurements.

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

The following tables summarize financial assets and financial liabilities measured at fair value as of December 31, 2023 and December 31, 2022, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	(Level 1)	(Level 2)	(Level 3)
	Quoted Prices in	Significant	Significant
(Dollars in thousands)	Active Markets	Other	Other
	for Identical	Observable	Unobservable
December 31, 2023	Assets	Inputs	Inputs	Total
Assets measured at fair value on a recurring basis:
Debt securities available for sale:
Obligations of U.S. Government agencies and corporations	$—	$14,173	$—	$14,173
Obligations of state and political subdivisions	—	6,508	—	6,508
Corporate debt securities	—	7,675	6,153	13,828
Mortgage-backed securities	—	33,055	—	33,055
Total debt securities available for sale	$—	$61,411	$6,153	$67,564
Equity securities	$1,073	$—	$—	$1,073
Mortgage servicing rights	$—	$—	$83	$83

	(Level 1)	(Level 2)	(Level 3)
	Quoted Prices in	Significant	Significant
(Dollars in thousands)	Active Markets	Other	Other
	for Identical	Observable	Unobservable
December 31, 2022	Assets	Inputs	Inputs	Total
Assets measured at fair value on a recurring basis:
Debt securities available for sale:
Obligations of U.S. Government agencies and corporations	$—	$13,705	$—	$13,705
Obligations of state and political subdivisions	—	7,679	—	7,679
Corporate debt securities	—	8,196	7,145	15,341
Mortgage-backed securities	—	36,811	—	36,811
Total debt securities available for sale	$—	$66,391	$7,145	$73,536
Equity securities	$1,056	$—	$—	$1,056
Mortgage servicing rights	$—	$—	$92	$92
Interest rate swaps	$—	$268	$—	$268

The table below presents a reconciliation of the beginning and ending balances of investment securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2023 and 2022.

	Year Ended
(Dollars in thousands)	December 31,
	2023	2022
Investment Securities:
Beginning balance	$7,145	$4,520
Total loss included in OCI	(992)	(1,375)
Purchases	—	4,000
Principal payments and other	—	—
Sales	—	—
Balance, end of period	$6,153	$7,145

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

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

	Financial Instruments
(Dollars in thousands)	December 31, 2023		December 31, 2022
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and due from banks	$17,189	$17,189	$10,856	$10,856
Interest bearing deposits with banks	11,741	11,741	143	143
Debt securities available for sale	67,564	67,564	73,536	73,536
Debt securities held to maturity	200,644	198,147	209,565	209,887
Restricted investment in bank stock	1,707	N/A	3,666	N/A
Loans, net of allowance for credit losses	519,717	500,439	480,485	467,667
Interest rate swaps	—	—	268	268
Accrued interest receivable	2,438	2,438	2,124	2,124

Financial liabilities:
Time deposits	$197,387	$194,219	$142,271	$134,417
Securities sold under agreements to repurchase	12,810	N/A	7,585	N/A
Short-term borrowings	40,000	39,868	48,125	48,122
Long-term debt	20,000	19,638	20,000	19,156
Other interest bearing liabilities	951	947	1,011	1,009
Accrued interest payable	1,397	1,397	333	333

Off-balance sheet financial instruments:
Commitments to extend credit	$—	$—	$—	$—
Letters of credit	—	—	—	—

The following tables present the carrying amount, fair value and placement in the fair value hierarchy of the Company’s financial instruments not previously disclosed as of December 31, 2023 and December 31, 2022. These tables exclude financial instruments for which the carrying amount approximates fair value.

			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices in	Significant	Significant
(Dollars in thousands)			Active Markets	Other	Other
	Carrying		for Identical	Observable	Unobservable
	Amount	Fair Value	Assets or Liabilities	Inputs	Inputs
December 31, 2023
Financial instruments – Assets
Debt securities held to maturity	$200,644	$198,147	$—	$198,147	$—
Loans, net of allowance for credit losses	519,717	500,439	—	—	500,439
Financial instruments – Liabilities
Time deposits	$197,387	$194,219	$—	$194,219	$—
Long-term debt	20,000	19,638	—	19,638	—
Other interest bearing liabilities	951	947	—	947	—

			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices in	Significant	Significant
(Dollars in thousands)			Active Markets	Other	Other
	Carrying		for Identical	Observable	Unobservable
	Amount	Fair Value	Assets or Liabilities	Inputs	Inputs
December 31, 2022
Financial instruments – Assets
Debt securities held to maturity	$209,565	$209,887	$—	$209,887	$—
Loans, net of allowance for credit losses	480,485	467,667	—	—	467,667
Financial instruments – Liabilities
Time deposits	$142,271	$134,417	$—	$134,417	$—
Long-term debt	20,000	19,156	—	19,156	—
Other interest bearing liabilities	1,011	1,009	—	1,009	—

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

Trust Fees – include asset management and estate fees. Asset management fees are generally based on a fee schedule, based upon the market value of the assets under management, and recognized monthly when the service obligation is completed. Trust fees recognized in 2023 and 2022 were $361,000 and $368,000, respectively. Fees for estate management services are based on a specified fee schedule and generally recognized as the following performance obligations are fulfilled: (i) 25% of total estate fee recognized when all estate assets are collected and debts paid, (ii) 50% of the total fee is recognized when the inheritance tax return is filed, and (iii) remaining 25% is recognized when the first and final account is confirmed, settling the estate. Estate fees recognized during 2023 and 2022 were $105,000 and $104,000, respectively.

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

Compensation expense for stock options granted and restricted stock awarded is measured using the fair value of the award on the grant date and is recognized over the vesting period. The Company recognized $143,000 and $176,000 of expense for the years ended December 31, 2023 and 2022, respectively, for stock-based compensation.

The Plan is administered by a committee of the Board of Directors. The Committee determines, among other things, the recipients of stock compensation, the number of shares to be subject to each award, the option price, the duration of the option and the restricted period, as appropriate. A recipient of the restricted shares will forfeit those shares in their entirety if employment is terminated prior to the vesting date for reasons other than retirement, death or disability. Forfeited awards are returned to the pool of shares available for grant for future awards. The maximum number of shares of common stock that may be issued under the Plan is 300,000 shares, and 162,503 shares were available for grant as of December 31, 2023. Shares of common stock issued under the Plan may be treasury shares or authorized but unissued shares.

During 2023, a total of 11,409 restricted shares were awarded to certain officers and all directors. In 2022, a total of 10,486 shares of restricted stock were awarded to certain officers. Each award vests after three-years, with interim vesting in the case of death, disability or retirement as approved by the board of directors.

The following table presents compensation expense and related tax benefits for restricted stock awards recognized on the consolidated statement of income.

(Dollars in thousands)
	2023	2022
Compensation expense	$143	$176
Tax benefit	(30)	(37)
Net income effect	$113	$139

At December 31, 2023, there was $181,000 of unrecognized compensation cost related to all non-vested restricted stock awards. This cost is expected to be recognized through February 2026.

The following table presents a summary of non-vested restricted shares activity for 2023.

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested at January 1, 2023	20,975	$17.10
Vested	(7,062)	18.92
Forfeited	—	—
Granted	11,409	16.25
Non-vested at December 31, 2023	25,322	$16.21

No stock options were awarded in 2023. Outstanding options granted prior to 2023 have all vested and are exercisable at the grant price, which is at least the fair market value of the stock on the grant date. The Plan provides that the option price per share is not to be less than the fair market value of the stock on the day the option was granted, and in no event less than the par value of such stock. Options granted under the Plan are exercisable no earlier than one year after the date of grant and expire ten years after the date of the grant. All options previously granted under the Plans are scheduled to expire through February 17, 2025.

Total options outstanding as of December 31, 2023 have exercise prices between $17.72 and $17.80, with a weighted average exercise price of $17.76 and a weighted average remaining contractual life of eight months.

As of December 31, 2023, there was no unrecognized compensation cost related to options granted under the Plan.

No options were exercised under the Plans for the years ended December 31, 2023 and 2022.

A summary of the status of the outstanding stock options as of December 31, 2023 and 2022, and changes during the years ending on those dates is presented below:

	2023		2022
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	60,347	$17.78	71,947	$17.78
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	(9,922)	17.65	(11,600)	18.00
Outstanding at end of year	50,425	$17.76	60,347	$17.78

Options exercisable at year-end	50,425		60,347
Weighted-average fair value of options granted during the year		$—		$—
Intrinsic value of options exercised during the year		$—		$—
Intrinsic value of options cancelled during the year		$—
Intrinsic value of options outstanding and exercisable at December 31, 2023		$—

Defined Contribution Plan (“401(k) Plan”)

The Company has a 401(k) Plan under which employees, through payroll deductions, can defer portions of their compensation. The Company makes an annual non-elective fully vested contribution equal to 3% of compensation to each eligible participant. For the year ended December 31, 2023, the contribution amount totaled $265,000, which was credited to employee’s accounts by January 31, 2023. This liability at December 31, 2022 totaled $258,000 and was credited to employee accounts by January 31, 2022. Expense incurred under this plan was $262,000 and $259,000 in 2023 and 2022, respectively. The 401(k) Plan also includes an employer matching contribution for employees that elect to defer compensation into this program. The matching contribution in 2023 and 2022 was $231,000 and $226,000, respectively.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan under which employees, through payroll deductions, can purchase shares of Company stock annually. The option price of the stock purchases is between 95% and 100% of the fair market value of the stock on the offering termination date as determined annually by the Board of Directors. The maximum number of shares which employees may purchase under the Plan is 250,000; however, the annual issuance of shares may not exceed 5,000 shares plus any unissued shares from prior offerings. There were 4,230 shares issued in 2023 and 5,026 shares issued in 2022 under this plan. As of December 31, 2023, there were 152,420 shares reserved for issuance under the Employee Stock Purchase Plan.

Supplemental Retirement Plans

The Company has non-qualified supplemental retirement plans for directors and key employees. At December 31, 2023 and 2022, the present value of the future liability associated with these plans was $84,000 and $100,000, respectively. For the years ended December 31, 2023 and 2022, $7,000 and $15,000, respectively, was recorded as expense in connection with these plans. The Company offsets the cost of these plans through the purchase of bank-owned life insurance and annuities. See Note 7.

Deferred Compensation Plans

The Company has entered into deferred compensation agreements with certain directors to provide each director with an additional retirement benefit, or to provide their beneficiary with a benefit, in the event of pre-retirement death. At both December 31, 2023 and 2022, the present value of the future liability was $1.0 million. For the years ended December 31, 2023 and 2022, $54,000 and $26,000, respectively, was recorded as expense in connection with these plans. Separate accounts are maintained for each participating director with interest credited on a quarterly basis at the then current rate offered on long-term certificates of deposit. The Company offsets the cost of these plans through the purchase of bank-owned life insurance. See Note 7.

Salary Continuation Plans

The Company has non-qualified salary continuation plans for key employees. At December 31, 2023 and December 31, 2022, the present value of the future liability was $1.0 million and $1.1 million, respectively. For the years ended December 31, 2023 and 2022, $70,000 and $89,000, respectively, was recorded as expense in connection with these plans. The Company offsets the cost of these plans through the purchase of bank-owned life insurance. See Note 7.

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

A summary of the Company’s financial instrument commitments is as follows:

(Dollars in thousands)	December 31,
	2023	2022
Commitments to grant loans	$125,727	$103,848
Unfunded commitments under lines of credit	11,646	12,203
Outstanding letters of credit	3,629	2,609

Commitments to extend credit are agreements to lend to a customer if there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since portions of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained by the Bank upon extension of credit is based on management’s credit evaluation of the counterparty. Collateral held varies but may include personal or commercial real estate, accounts receivable, inventory and equipment.

Outstanding letters of credit are instruments issued by the Bank that guarantee payment to the beneficiary by the Bank in the event of default by the Bank’s customer in the non-performance of an obligation or service. Most letters of credit are extended for one year periods. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds collateral supporting those commitments for which collateral is deemed necessary. The amount of the liability as of December 31, 2023 and 2022 for guarantees under letters of credit issued is not material.

The maximum undiscounted exposure related to these guarantees on December 31, 2023 was $3.6 million, and the approximate value of underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $48.4 million.

21. RELATED-PARTY TRANSACTIONS

The Bank has granted loans to certain senior and executive officers, directors and their related interests. The aggregate dollar amount of these loans was $5.4 million and $4.9 million at December 31, 2023 and 2022, respectively. During 2023, $1.4 million in new loans and advances were added, while repayments totaled $860,000. None of these loans were past due, in non-accrual status or restructured on December 31, 2023 or 2022.

Deposits and other funds from related parties held by Juniata amounted to $722,000 and $1.3 million at December 31, 2023 and 2022, respectively.

22. DERIVATIVES

The Company may use interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position. As of December 31, 2023, the Company had no interest rate swaps as the remaining cash flow hedge matured in April 2023. As of December 31, 2022, an interest rate swap with a notional amount of $20.0 million was designated as a cash flow hedge of a short-term FHLB advance. The notional amount of the interest rate swap did not represent amounts exchanged by the parties. The amount exchanged was determined by reference to the notional amount and the other terms of the individual interest rate swap agreement. As of December 31, 2022, the aggregate fair value of the swap was $268,000 and was recorded in other assets on the Consolidated Statements of Condition, which changes in fair value recorded in other comprehensive income.

The interest rate swap was determined to be fully effective during the periods presented, and as such, no amount of ineffectiveness has been included in net income.

The effect of cash flow hedge accounting, before income taxes, on accumulated other comprehensive income for the period ended December 31, 2023 is as follows:

(Dollars in thousands)	December 31, 2023
	Amount of Gain	Location of Gain	Amount of Gain
	Recognized in	Reclassified	Reclassified from
	OCI on Derivatives	from OCI into Income	OCI into Income
Interest rate contract	$2	Interest expense on short-term borrowings and repurchase agreements	$(269)
Total	$2		$(269)

(Dollars in thousands)	December 31, 2022
	Amount of Gain	Location of Gain	Amount of Gain
	Recognized in	Reclassified	Reclassified from
	OCI on Derivatives	from OCI into Income	OCI into Income
Interest rate contract	$18	Interest expense on short-term borrowings and repurchase agreements	$(291)
Swap termination gain	1,202	Other non-interest income	(1,202)
Total	$1,220		$(1,493)

The effect of cash flow hedge accounting on the Consolidated Statements of Income for the years ended December 31, 2023 and 2022 were as follows:

Location and Amount of Gain or Loss Recognized in Income on Fair Value and Cash Flow Hedging Relationships

	Income
	Year Ended
(Dollars in thousands)	December 31,
	2023	2022
Effects of cash flow hedging:
Gain on cash flow hedging relationships:
Amount reclassified from AOCI into income	$269	$291
Amount reclassified from AOCI into income for swap termination	—	1,202
Total	$269	$1,493

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

25. SUBSEQUENT EVENT

In January 2024, the Board of Directors declared a dividend of $0.22 per share to shareholders of record on February 16, 2024, payable on March 1, 2024.

26. JUNIATA VALLEY FINANCIAL CORP. (PARENT COMPANY ONLY) FINANCIAL INFORMATION

CONDENSED BALANCE SHEETS

(Dollars in thousands)

	December 31,
	2023	2022
ASSETS
Cash and cash equivalents	$150	$59
Investment in bank subsidiary	40,368	35,961
Equity securities	879	872
Other assets	39	85
TOTAL ASSETS	$41,436	$36,977

LIABILITIES
Accounts payable and other liabilities	$43	$28

STOCKHOLDERS’ EQUITY	41,393	36,949
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$41,436	$36,977

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Dollars in thousands)

	Years Ended December 31,
	2023	2022
INCOME
Interest and dividends on investment securities available for sale	$45	$43
Dividends from bank subsidiary	4,772	4,401
Change in value of equity securities	7	(42)
Other non-interest income	6	—
TOTAL INCOME	4,830	4,402
EXPENSE
Other non-interest expense	149	138
TOTAL EXPENSE	149	138
INCOME BEFORE INCOME TAXES AND EQUITY
IN UNDISTRIBUTED NET INCOME OF SUBSIDIARY	4,681	4,264
Income tax benefit	(24)	(34)
	4,705	4,298
Undistributed net income of subsidiary	1,891	4,022
NET INCOME	6,596	8,320
OTHER COMPREHENSIVE INCOME (LOSS)	3,227	(38,502)
TOTAL COMPREHENSIVE INCOME (LOSS)	$9,823	$(30,182)

CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended December 31,
	2023	2022
Cash flows from operating activities:
Net income	$6,596	$8,320
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed net income of subsidiary	(1,891)	(4,022)
Change in value of equity securities	(7)	42
Decrease (increase) in other assets	46	(47)
Increase in other liabilities	15	16
Net cash provided by operating activities	4,759	4,309

Cash flows from investing activities:
Proceeds from the maturity of available for sale investment securities	—	—
Net cash provided by investing activities	—	—

Cash flows from financing activities:
Cash dividends	(4,406)	(4,401)
Purchase of treasury stock	(324)	(3)
Treasury stock issued for stock plans	62	69
Net cash used in financing activities	(4,668)	(4,335)
Net increase (decrease) in cash and cash equivalents	91	(26)
Cash and cash equivalents at beginning of year	59	85
Cash and cash equivalents at end of year	$150	$59

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company’s management, with the participation of its CEO and CFO, conducted an evaluation, as of December 31, 2023, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based on this evaluation, the Company’s CEO and CFO concluded that, as of the end of the period covered by this annual report, the Company’s disclosure controls and procedures were effective in reaching a reasonable level of assurance that management is timely alerted to material events relating to the company during the period when the Company’s periodic reports are being prepared.

Conclusion Regarding Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a – 15(f) promulgated under the Exchange Act. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under the framework in Internal Control-Integrated Framework (2013), the Company’s management concluded that internal control over financial reporting was effective as of December 31, 2023.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on our assessment, management concluded that as of December 31, 2023, the Company’s internal control over financial reporting was effective and met the criteria of the Internal Control-Integrated Framework (2013).

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
Marcie A. Barber, President and Chief Executive Officer

/s/ Michael W. Wolf
Michael W. Wolf, Chief Financial Officer

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference herein is information appearing in the Proxy Statement for the Annual Meeting of Shareholders to be held on May 21, 2024 (the “Proxy Statement”) under the captions “Management – Proposal 1 Election of Directors”, “Management – Executive Officers of the Company”, “Corporate Governance and Board Matters – Audit Committee – Members, Number of Meetings, Function, Charter and Audit Committee Financial Expert” and “Delinquent Section 16(a) Reports”. The Company has adopted a Code of Ethics that is applicable to the Company’s Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer and other designated senior officers, which can be found in the Investor Information – Governance Documents section of the Company’s website at www.JVBonline.com.

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

Equity Compensation Plan Information
	Number of securities to be		Number of securities remaining
	issued upon exercise of		available for future issuance
	outstanding options, warrants	Weighted average exercise	under equity compensation
	and rights	price of outstanding options,	plans (excluding securities
Plan Category	(a)	warrants and rights	reflected in column a)
Equity compensation plans approved by security holders	50,425	$17.76	162,503
Equity compensation plans not approved by security holders	—	—
Total	50,425	$17.76	162,503

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)     The following consolidated financial statements of the Company are filed as part of this Form 10-K:

(i)	Reports of Independent Registered Public Accounting Firm
(ii)	Consolidated Statements of Financial Condition as of December 31, 2023 and December 31, 2022
(iii)	Consolidated Statements of Income for the fiscal years ended December 31, 2023 and December 31, 2022
(iv)	Consolidated Statements of Comprehensive Income for the fiscal years ended December 31, 2023 and December 31, 2022
(v)	Consolidated Statements of Stockholders’ Equity for the fiscal years ended December 31, 2023 and December 31, 2022
(vi)	Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2023 and December 31, 2022
(vii)	Notes to Consolidated Financial Statements

(a)(2) Financial Statements Schedules. All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and have therefore been omitted.

(a)(3) Exhibits.

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3(i) to the Company’s Form 8-K Current Report filed with the SEC on November 12, 2015)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3(ii) to the Company’s Current Report on Form 8-K filed with the SEC on February 17, 2022)

4.1	Description of Registrant’s Securities (incorporated by reference to the Company’s Form 8-A filed with the SEC on September 13, 2011)

10.1	Form of 1999 Directors Deferred Compensation Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2009)*

10.2	Form of Amendments to the 1999 Directors Deferred Compensation Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2011)*

10.3	Form of Director Supplemental Life Insurance/ Split Dollar Plan (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2009)*

10.4	Employee Annual Incentive Plan, (filed herewith)*■

10.5	Change of Control Severance Agreement with Michael W. Wolf (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 26, 2022).*

10.6	Salary Continuation Agreement with Marcie A. Barber (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2008)*

10.7	Change of Control Severance Agreement with Marcie A. Barber (incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K filed with the SEC on May 27, 2008)*

10.8	Long Term Incentive Plan of Juniata Valley Financial Corp. (incorporated by reference to Exhibit 10.1 to the Company’s 2016 proxy statement filed with the SEC on April 8, 2016)*

21.1	Subsidiaries of Juniata Valley Financial Corp.

23.1	Consent of Crowe LLP

31.1	Rule 13(a)-14 Certification of Marcie A. Barber

31.2	Rule 13(a)-14 Certification of Michael W. Wolf

32.1	Section 1350 Certification of Marcie A. Barber

32.2	Section 1350 Certification of Michael W. Wolf

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

Date: March 20, 2024

/s/ Marcie A. Barber
By: Marcie A. Barber
Director, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Martin L. Dreibelbis	March 20, 2024
Martin L. Dreibelbis
Chairman

/s/ Gary E. Kelsey	March 20, 2024
Gary E. Kelsey
Vice Chairman

/s/ Marcie A. Barber	March 20, 2024
Marcie A. Barber
Director and Chief Executive Officer (Principal Executive Officer)

/s/ Michael A. Buffington	March 20, 2024
Michael A. Buffington
Director

/s/ Christina Calkins-Mazur	March 20, 2024
Christina Calkins-Mazur
Director

/s/ Joseph B. Scarnati, III	March 20, 2024
Joseph B. Scarnati, III
Director

/s/ Steven C. Sliver	March 20, 2024
Steven C. Sliver
Director

/s/ Bradley J. Wagner	March 20, 2024
Bradley J. Wagner
Director

/s/ Michael W. Wolf	March 20, 2024
Michael W. Wolf
Chief Financial Officer (Principal Accounting and Financial Officer)

JUNIATA VALLEY FINANCIAL CORP.

CORPORATE OFFICERS

Martin L. Dreibelbis	Chairman
Gary E. Kelsey	Vice Chairman
Marcie A. Barber	President and Chief Executive Officer
Michael W. Wolf	Executive Vice President, Secretary, Treasurer and Chief Financial Officer

JUNIATA VALLEY FINANCIAL CORP. AND THE JUNIATA VALLEY BANK

BOARD OF DIRECTORS

Marcie A. Barber	Gary E. Kelsey, Vice Chairman
President and Chief Executive Officer	Retired, Potter County, PA, Register of Wills
and Recorder of Deeds
Michael A. Buffington
Founder and President, Buffington Property	Joseph B. Scarnati, III
Management, LLC and One-Stop	Consultant, Allegheny Strategy Partners
Communications	Owner, The Dan Smith Candy Company

Christina Calkins-Mazur	Steven C. Sliver
Retired, Dealer Principle, Calkins Buick	Retired, President & CEO Mutual Benefit Group
GMC Subaru
Bradley J. Wagner
Martin L. Dreibelbis, Chairman	President, Wenger Feeds Animal Nutrition
Retired, Petroleum Consultant

THE JUNIATA VALLEY BANK

BUSINESS DEVELOPMENT BOARD MEMBERS

Keith A. Altiery

Mark S. Elsesser

Jeffrey C. Moyer

Richard A. Smeltz

Corey P. Wray