Form 10-K/A
period 2023-12-31
JUNIATA VALLEY FINANCIAL CORP
filed 2024-05-31
CIK 714712

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ◻

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive‐based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D‐1(b). ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)

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

DOCUMENTS INCORPORATED BY REFERENCE

(Specific sections incorporated are identified under applicable items herein)

Certain portions of the Company’s Proxy Statement to be filed in connection with its 2024 Annual Meeting of Shareholders are incorporated by reference in Part III of this Report; provided; however, that any information in such Proxy Statement that is not required to be included in this Annual Report on Form 10-K/A shall not be deemed to be incorporated herein or filed for the purposes of the Securities Act of 1933 or the Securities Exchange Act of 1934.

Other documents incorporated by reference are listed in the Exhibit Index.

EXPLANATORY NOTE

General

Juniata Valley Financial Corp. (the “Company” or “Juniata”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment”) to amend and restate certain financial information and related footnote disclosures in the Annual Report on Form 10-K for the fiscal year ended December 31, 2023, originally filed with the U.S. Securities and Exchange Commission (“SEC”) on March 20, 2024.

In filing this Amendment, the Company is restating its previously issued audited consolidated financial statements as of and for the years ended December 31, 2023 and 2022 as well as unaudited interim financial statements included in the Company’s Quarterly Reports on Forms 10-Q as of the periods ended September 30, 2023, June 30, 2023 and March 31, 2023 (collectively, the “Previously Issued Consolidated Financial Statements”).

Background of Restatement

On May 17, 2024, the Audit Committee (the “Audit Committee”) of the Board of Directors of Juniata Valley Financial Corp. (the “Company” or “Juniata”), based on the recommendation of management, and after consultation with the Company’s independent registered public accounting firm, concluded that the Company’s previously issued audited consolidated financial statements as of and for the years ended December 31, 2023 and 2022 and its previously issued unaudited interim condensed consolidated financial statements for each of the first three quarters in the year ended December 31, 2023 (collectively, the “Affected Financials”) were materially misstated and, accordingly, should no longer be relied upon.  Similarly, related reports filed with the Securities Exchange Commission, earnings releases, press releases, shareholder communications, investor presentations or other communications describing relevant portions of the Affected Financials should no longer be relied upon.

In conjunction with the preparation of its unaudited condensed consolidated financial statements for the three months ended March 31, 2024, the Company identified an error (the “Error”) in each of the Affected Financials related to the Company’s capitalization of costs, which should have been expensed in the period incurred. The Error resulted from the capitalization of $1.6 million of fees paid to a vendor in the fourth quarter of 2022 for successful completion of the negotiation of the Company’s contract with its core processing vendor. The capitalized amount should have been recognized as an expense when it was paid in the fourth quarter of 2022. This Error resulted in an understatement of the Company’s deferred tax asset of $130,000, and an overstatement by $1.4 million in accrued interest receivable and other assets and by $1.3 million in retained earnings for the periods in the Affected Financials. The Error also resulted in an understatement of the Company’s professional fees by $1.6 million and an overstatement of its net income by $1.3 million for the year-ended December 31, 2022. In addition to the Error, Management identified a disclosure error related to the reported amount for the minimum requirement for capital adequacy purposes.

Refer to “Part I. Item 1A. Risk Factors”, “Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations”, and “Part II. Note 27 “Restatement of Previously Issued Consolidated Financial Statements” to the accompanying financial statements for additional information, including the impact on the specific accounts.

Internal Control Considerations

Due to discovery of the Error, the Company’s management re-evaluated the effectiveness of the Company’s internal control over financial reporting (“ICFR”) as of December 31, 2023 and identified a material weakness in the Company’s ICFR that existed as of December 31, 2023. For a discussion of management’s consideration of disclosure controls and procedures, internal controls over financial reporting and the material weaknesses identified, see Part II, Item 9A., “Controls and Procedures” of this Amendment.

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

Due to the SEC’s recently adopted amendments to the “accelerated filer” and “large accelerated filer” definitions pursuant to Rule 12b-2 under the Securities Exchange Act of 1934, smaller reporting companies, such as Juniata, with less than $100 million in revenue that previously met the definition of an accelerated filer or large accelerated filer will not be required to obtain an attestation of their internal control over financial reporting as required under Section 404(b) of the Sarbanes-Oxley Act; thus, no such attestation is included in this Annual Report on Form 10-K/A.

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

The information on the websites listed above is not, and should not be deemed to be, part of this Annual Report on Form 10-K/A and is not incorporated by reference in this document.

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

We have identified material weaknesses in internal control over financial reporting as of December 31, 2023 related to the capitalization of costs, which should have been expensed in the period incurred. If the Company fails to maintain an effective system of internal controls, it may not be able to accurately report its financial results or prevent fraud. As a result, current and potential shareholders could lose confidence in the Company’s financial reporting, which could harm its business and the trading price of its common stock.

The Company has established a process to document and evaluate its internal controls over financial reporting to satisfy the requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002 and related regulations, which require annual management assessments of the effectiveness of the Company’s internal controls over financial reporting and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As discussed elsewhere in this Report under Item 9.A. “Controls and Procedures” as well as Note 27 “Restatement of Previously Issued Consolidated Financial Statements,” management has concluded that, as of December 31, 2023, the Company had a material weakness in its internal control over financial reporting with respect to the design and operating effectiveness of controls over the completeness and accuracy of capitalized expenditures.

Effective internal controls are necessary to provide reliable financial reports and prevent fraud. Any failure to maintain such internal control could adversely impact the Company’s ability to report its financial position and results from operations on a timely and accurate basis. If the Company’s financial statements are not accurate, investors may not have a complete understanding of its operations. Likewise, if the Company’s financial statements are not filed on a timely basis, it could be subject to sanctions or investigations by the SEC or other regulatory authorities. In either case, this could result in a material adverse effect on the Company. Ineffective internal controls could also cause investors to lose confidence in the Company’s reported financial information, which could have a negative effect on the price of its stock.

Additional weaknesses in internal controls over financial reporting could result in additional material misstatements of the consolidated financial statements. The Company’s internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

The Company continues to evaluate steps to remediate the identified material weakness. The material weakness cannot be considered remediated until the newly designed controls operate effectively for a sufficient period of time and management has concluded, through testing, that the controls are operating effectively. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects. If any new material weaknesses are identified in the future, it could limit the Company’s ability to prevent or detect a misstatement of accounts or disclosures that could result in a material misstatement of the annual or interim financial statements. In such case, the Company may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports and investors may lose confidence in the Company’s financial reporting, causing a potential decline in the stock price as a result. The Company cannot assure that the measures taken to date, or any measures taken in the future, will be sufficient to avoid potential future material weaknesses.

The Company can give no assurance that the measures taken and those planned to be taken in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if the Company is successful in strengthening its controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of its financial statements.

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

The Company relies on third-party vendor solutions to support its operations. Many of these vendors, especially in the financial services industry, have access to sensitive and proprietary information. To mitigate the operational, informational and other risks associated with the use of vendors, the Company maintains a Vendor Management Policy, which includes a detailed onboarding process and periodic reviews of vendors with access to sensitive Company data. The Vendor Management Policy applies to any business arrangement between the Company and another individual or entity, by contract or otherwise, in compliance with the FFIEC guidelines for third-party risk management. The Vendor Management Policy is audited periodically in accordance with the board of directors approved Internal Audit plan.

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

The Company has established the IT Steering Committee, which focuses on technology and business impact, and the Audit Committee of the board of directors, which focuses on the identification, monitoring, assessment, and management of risk associated with its cyber and information security programs. These committees provide oversight and governance of the technology program and the information security program and include the ISO and SVP/ IT Manager, respectively, and other key departmental managers throughout the entire company. The IT Steering Committee meets at least quarterly, and the Audit Committee meets at least quarterly to provide oversight of the risk management strategy, standards, policies, practices, controls, and mitigation and prevention efforts employed to manage security risks. More frequent meetings occur from time to time in accordance with the Incident Response Plan (part of the Plan) to facilitate timely informing and monitoring efforts. The ISO reports summaries of key issues, including significant cybersecurity incidents, discussed at committee meetings and the actions taken to the IT Steering Committee on at least a quarterly basis, or more frequently as may be required by the Incident Response Plan, and the board of directors on at least an annual basis.

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

ITEM 6. RESERVED

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE-YEAR FINANCIAL SUMMARY

(Dollars in thousands, except share and per share data)

	2023	2022	2021
	(As Restated)	(As Restated)
BALANCE SHEET INFORMATION at December 31
Assets	$870,555	$829,619	$810,518
Deposits	749,045	711,512	708,447
Loans, net of allowance for credit losses	519,717	480,485	414,795
Investments	282,729	287,966	339,997
Goodwill	9,812	9,047	9,047
Short-term borrowings and repurchase agreements	52,810	55,710	4,227
Long-term debt	20,000	20,000	20,000
Stockholders’ equity	40,137	35,693	71,290
Number of shares outstanding	4,991,129	5,003,059	4,988,542

Average for the year
Assets	838,706	819,153	816,989
Stockholders’ equity	36,241	50,151	73,638
Weighted average shares outstanding for the year - basic	5,009,787	4,999,980	5,004,051
Weighted average shares outstanding for the year - diluted	5,018,449	5,008,512	5,013,460

INCOME STATEMENT INFORMATION
Years Ended December 31
Total interest income	$33,181	$27,555	$24,553
Total interest expense	10,489	3,422	3,218
Net interest income	22,692	24,133	21,335
Provision for credit losses	500	455	(769)
Non-interest income	5,321	5,225	5,154
Non-interest expense	19,947	21,531	20,370
Income before income taxes	7,566	7,372	6,888
Federal income tax (benefit) expense	970	308	284
Net income	$6,596	$7,064	$6,604

PER SHARE DATA
Earnings per share - basic	$1.32	$1.41	$1.32
Earnings per share - diluted	1.31	1.41	1.32
Cash dividends	0.88	0.88	0.88
Book value	8.04	7.13	14.29

FINANCIAL RATIOS
Return on average assets	0.79%	0.86%	0.81%
Return on average equity	18.20	14.09	8.97
Dividend payout	66.80	62.30	66.66
Average equity to average assets	4.32	6.12	9.01
Loans to deposits (year-end)	69.38	67.53	58.55
Yield on earning assets	3.96	3.50	3.21
Cost to fund earning assets	1.75	0.60	0.58
Non-interest income [excluding gains (losses) on sales or calls of securities] to average assets	0.63	0.82	0.63
Non-interest expense to average assets	2.38	2.63	2.49
Net non-interest expense to average assets	1.74	1.81	1.87

FORWARD-LOOKING STATEMENTS

The information contained in this Annual Report on Form 10-K/A contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder). These forward-looking statements may include projections of, or guidance on, the Corporation’s future financial performance, expected levels of future expenses, including future credit losses, anticipated growth strategies, descriptions of new business initiatives and anticipated trends in the Corporation’s business or financial results. When words such as "may”, "should”, "will”, "could”, "estimates”, "predicts”, "potential”, "continue”, "anticipates”, "believes”, "plans”, "expects”, "future”, "intends”, “projects”, the negative of these terms and other comparable terminology are used in this document, Juniata is making forward-looking statements. Any forward-looking statement made by the Company in this document is based only on Juniata’s current expectations, estimates and projections about future events and financial trends affecting the financial condition of its business based on information currently available to the Company and speaks only as of the date when made. Juniata undertakes no obligation to publicly update or revise forward-looking information, whether as a result of new or updated information, future events, or otherwise. Forward-looking statements are not historical facts or guarantees of future performance. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of the Company’s control, and actual results may differ materially from this forward-looking information and therefore, should not be unduly relied upon.  Many factors could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements, including, without limitation:

●	matters relating to or arising from the restatement of our Previously Issued Consolidated Financial Statements;
●	changes in general economic, business and political conditions, including inflation, a recession or intensified international hostilities;
●	the impact of adverse changes in the economy and real estate markets, including protracted periods of low-growth and sluggish loan demand;
●	the effect of market interest rates and uncertainties, and relative balances of rate-sensitive assets to rate-sensitive liabilities, on net interest margin and net interest income;
●	the effect of competition on rates of deposit and loan growth and net interest margin;
●	increases in non-performing assets, which may result in increases in the allowance for credit losses, loan charge-offs and elevated collection and carrying costs related to such non-performing assets;
●	other income growth, including the impact of regulatory changes which have reduced debit card interchange revenue;
●	investment securities gains and losses, including other than temporary declines in the value of securities which may result in charges to earnings;
●	the effects of changes in the applicable federal income tax rate;
●	the level of other expenses, including salaries and employee benefit expenses;
●	the impact of increased regulatory scrutiny of the banking industry;
●	the impact of governmental monetary and fiscal policies, as well as legislative and regulatory changes;
●	the results of regulatory examination and supervision processes;
●	the failure of assumptions underlying the establishment of reserves for credit losses, and estimations of collateral values and various financial assets and liabilities;
●	the increasing time and expense associated with regulatory compliance and risk management;
●	the ability to implement business strategies, including business acquisition activities and organic branch, product and service expansion strategies;
●	capital and liquidity strategies;
●	the effects of changes in accounting policies, standards, and interpretations on the presentation in the Company’s consolidated balance sheets and consolidated statements of income;
●	the Company’s failure to identify and address cybersecurity risks;
●	the Company’s ability to keep pace with technological changes;
●	the Company’s ability to attract and retain talented personnel;
●	the Company’s reliance on its subsidiary for substantially all its revenues and its ability to pay dividends;
●	acts of war or terrorism;
●	disruptions due to flooding, climate change, severe weather or other natural disasters;

●	failure of third-party service providers to perform their contractual obligations;
●	the impact of unrealized losses on debt securities on accumulated other comprehensive income and stockholders’ equity; and
●	the possibility of a contagion in the banking industry because of the recent bank failures and resulting emphasis on liquidity, uninsured deposits and customer and industry concentrations in the deposit base.

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

The overview is intended to provide a context for the following Management’s Discussion and Analysis of Financial Condition and Results of Operations. Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements, including the notes thereto, included in this Annual Report on Form 10-K/A. We have attempted to identify the most important matters on which our management focuses in evaluating our financial condition and operating performance and the short-term and long-term opportunities, challenges and risks (including material trends and uncertainties) that we face. We also discuss the actions we are taking to address these opportunities, challenges and risks. The Overview is not intended as a summary of, or a substitute for review of, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

RESULTS OF OPERATIONS

2023 AND 2022 FINANCIAL PERFORMANCE OVERVIEW

Net income for Juniata in 2023 was $6.6 million, a decrease of 6.6%, compared to net income of $7.1 million for 2022. Earnings per share on a fully diluted basis decreased 7.1%, to $1.31 in 2023, compared to $1.41 in 2022. Return on average assets (“ROA”) for the years ended December 31, 2023 and 2022 was 0.79% and 0.86%, respectively, while the return on average equity (“ROE”) for 2023 was 18.20% compared to 14.09% in 2022.

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

Summarized below are the components of net income and the contribution of each to ROA for 2023 and 2022.

(Dollars in thousands)	2023		2022

	(As Restated)
	Net Income	% of Average	Net Income	% of Average
	Components	Assets	Components	Assets
Net interest income	$22,692	2.71%	$24,133	2.95%
Provision for credit losses	(500)	(0.06)	(455)	(0.06)

Customer service fees	1,376	0.16	1,472	0.18
Debit card fee income	1,770	0.21	1,703	0.21
Earnings on bank-owned life insurance and annuities	222	0.03	219	0.03
Trust fees	466	0.06	472	0.06
Commissions from sales of non-deposit products	337	0.04	384	0.05
Fees derived from loan activity	445	0.05	540	0.07
Mortgage banking income	46	0.01	34	0.00
Security gains (losses)	—	—	(1,453)	(0.18)
Change in value of equity securities	17	0.00	(68)	(0.01)
Gain from life insurance proceeds	161	0.02	380	0.05
Other noninterest income	481	0.06	1,542	0.19
Total noninterest income	5,321	0.63	5,225	0.64

Employee expense	(10,809)	(1.29)	(10,815)	(1.32)
Occupancy and equipment	(1,948)	(0.23)	(2,018)	(0.25)
Data processing expense	(2,937)	(0.35)	(2,582)	(0.32)
Professional fees	(848)	(0.1)	(2,390)	(0.29)
Taxes, other than income	(184)	(0.02)	(503)	(0.06)
FDIC insurance premiums	(504)	(0.06)	(405)	(0.05)
Gain on sales of other real estate owned	16	0.00	28	0.00
Intangible amortization	(81)	(0.01)	(54)	(0.01)
Amortization of investment in partnership	(353)	(0.04)	(799)	(0.10)
Merger and acquisition expense	(227)	(0.03)	—	—
Other noninterest expense	(2,072)	(0.25)	(1,993)	(0.24)
Total noninterest expense	(19,947)	(2.38)	(21,531)	(2.63)

Income tax provision	(970)	(0.12)	(308)	(0.04)
Net income	$6,596	0.79%	$7,064	0.86%

Average assets	$838,706		$819,153

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

TABLE 1

AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

	Year Ended			Year Ended			Year Ended
(Dollars in thousands)	December 31, 2023			December 31, 2022			December 31, 2021
	(As Restated)
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance(1)	Interest	Rate	Balance(1)	Interest	Rate	Balance(1)	Interest	Rate
ASSETS
Interest earning assets:
Loans:
Taxable loans (5)	$474,060	$25,876	5.46%	$414,208	$20,429	4.93%	$393,679	$18,579	4.72%
Tax-exempt loans	28,169	852	3.02	27,762	798	2.88	29,606	883	2.98
Total loans	502,229	26,728	5.32	441,970	21,227	4.80	423,285	19,462	4.60
Investment securities:
Taxable investment securities	324,338	6,193	1.91	332,777	6,077	1.83	322,956	4,912	1.52
Tax-exempt investment securities	6,478	139	2.15	7,214	155	2.15	6,550	154	2.35
Total investment securities	330,816	6,332	1.91	339,991	6,232	1.83	329,506	5,066	1.54

Interest bearing deposits	5,158	121	2.34	5,423	96	1.78	7,226	24	0.33
Federal funds sold	—	—	—	—	—	0.00	4,248	1	0.01
Total interest earning assets	838,203	33,181	3.96	787,384	27,555	3.50	764,265	24,553	3.21

Non-interest earning assets:
Cash and due from banks	6,740			12,968			13,687
Allowance for credit losses	(5,677)			(3,713)			(3,972)
Premises and equipment	8,132			8,257			8,513
Other assets (7)	(8,692)			14,257			34,496
Total assets	$838,706			$819,153			$816,989

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing demand deposits (2)	$214,785	2,789	1.30	$236,438	1,030	0.44	$220,082	299	0.14
Savings deposits	137,665	69	0.05	149,909	75	0.05	137,899	70	0.05
Time deposits	184,165	5,389	2.93	136,472	1,472	1.08	149,405	1,903	1.27
Short-term and long-term borrowings and other interest bearing liabilities	63,163	2,242	3.55	45,326	845	1.86	51,596	946	1.83
Total interest bearing liabilities	599,778	10,489	1.75	568,145	3,422	0.60	558,982	3,218	0.58

Non-interest bearing liabilities:
Demand deposits	196,447			195,301			179,202
Other	6,240			5,556			5,167
Stockholders’ equity	36,241			50,151			73,638
Total liabilities and stockholders’ equity	$838,706			$819,153			$816,989
Net interest income and net interest rate spread		$22,692	2.21%		$24,133	2.90%		$21,335	2.63%
Net interest margin on interest earning assets (3)			2.71%			3.06%			2.79%
Net interest income and net interest margin - Tax equivalent basis (4)		$22,955	2.74%		$24,386	3.10%		$21,610	2.83%

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

NON-INTEREST EXPENSE

Management strives to control non-interest expense where possible to improve operating results. Non-interest expense was $19.9 million in 2023 compared to $21.5 million in 2022, a decrease of $1.6 million, or 7.4%. Most significantly impacting non-interest expense in the comparative year end periods was a $1.5 million, or 64.5%, decrease in professional fees due to a $1.6 million core conversion contract negotiation fee recorded in 2022, while no such fee was recorded in the 2023 period. Also impacting the comparative year end periods was a decline of $446,000, or 55.8%, in low-income housing partnership amortization expense in 2023 versus 2022 due to the completion of the 10-year amortization period in January 2023 for one of Juniata’s low-income housing partnership investments, as well as a $319,000, or 63.4%, decrease in taxes, other than income, between the comparative year end periods due to both a decline in Pennsylvania Shares Tax expense and recording a $62,000 Pennsylvania Shares Tax refund in 2023.

These increases were partially offset by a $355,000, or 13.7%, increase in data processing expense primarily due to recording a $238,000 breakage fee paid to Juniata’s current core service provider as Juniata will convert to a new core service provider in March 2024 as well as a $227,000 increase in merger and acquisition expense due to the Path Valley branch acquisition in 2023 as no such expenses were incurred in 2022.

As a percentage of average assets, non-interest expense was 2.38% in 2023 compared to 2.63% in 2022. Excluding merger and acquisition expense and the FIS breakage fee, non-interest expense as a percentage of average assets was 2.32% in 2023. Excluding the core conversion contract negotiation fee, non-interest expense as a percentage of average assets was 2.43% in 2022.

INCOME TAXES

Income tax expense for 2023 was $970,000 versus $308,000 in 2022. Juniata qualifies for a federal tax credit for investments in low-income housing partnerships. The tax credit decreased from $902,000 in the year ended December 31, 2022 to $366,000 in the year ended December 31, 2023 due to the completion of the amortization period for one of Juniata’s low-income housing partnership investments.

Exclusive of the tax credit, the Company recorded income tax expense of $1.3 million in 2023, compared to $1.2 million in 2022. Juniata’s effective tax rate in 2023 was 12.8% versus 4.2% in 2022. See Note 13 of The Notes to Consolidated Financial Statements for further information on income taxes.

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

TABLE 3

CHANGES IN USES AND SOURCES OF FUNDS

(Dollars in thousands)	2023			2022
	Average	Increase (Decrease)		Average
	Balance	Amount	%	Balance
	(As Restated)
Funding Uses:
Taxable loans	$474,060	$59,852	14.4%	$414,208
Tax-exempt loans	28,169	407	1.5	27,762
Taxable securities	324,338	(8,439)	(2.5)	332,777
Tax-exempt securities	6,478	(736)	(10.2)	7,214
Interest bearing deposits	5,158	(265)	(4.9)	5,423
Total interest earning assets	838,203	50,819	6.5	787,384
Investment in:
Low income housing	1,329	(606)	(31.3)	1,935
BOLI and annuities	14,960	(1,249)	(7.7)	16,209
Goodwill and intangible assets	9,685	488	5.3	9,197
Unrealized gains (losses) on securities	(51,948)	(26,213)	101.9	(25,735)
Other non-interest earning assets	32,154	(1,722)	(5.1)	33,876
Less: Allowance for credit losses	(5,677)	(1,964)	52.9	(3,713)
Total uses	$838,706	$19,553	2.4%	$819,153

Funding Sources:
Interest bearing demand deposits	$214,785	$(21,653)	(9.2)%	$236,438
Savings deposits	137,665	(12,244)	(8.2)	149,909
Time deposits under $100,000	109,196	15,682	16.8	93,514
Time deposits over $100,000	74,969	32,011	74.5	42,958
Repurchase agreements	9,868	4,336	78.4	5,532
Short-term borrowings	32,336	13,701	73.5	18,635
Long-term debt	20,000	—	0.0	20,000
Other interest bearing liabilities	959	(200)	(17.3)	1,159
Total interest bearing liabilities	599,778	31,633	5.6	568,145
Demand deposits	196,447	1,146	0.6	195,301
Other liabilities	6,240	684	12.3	5,556
Stockholders’ equity	36,241	(13,910)	(27.7)	50,151
Total sources	$838,706	$19,553	2.4%	$819,153

Overall, total average assets increased by $19.6 million, or 2.4%, for the year 2023 compared to 2022. The increase in 2023 was primarily due to an increase in taxable loans, which were funded by increases in time  deposits, as well as short-term borrowings and repurchase agreements. The ratio of average earning assets to total average assets increased from 96.1% in 2022 to 99.9% in 2023. The ratio of average interest bearing liabilities to total average assets increased from 69.4% in 2022 to 71.5% in 2023. Although Juniata’s investment in low income elderly housing projects and its bank owned life insurance and annuities are not classified as interest-earning assets, income is derived directly from those assets. These instruments represented 1.9% and 2.2% of total average assets in 2023 and 2022, respectively. A more detailed discussion of the Company’s earning assets and interest bearing liabilities will follow in the Sections titled “Loans”, “Investments” and “Deposits”.

Total average stockholders’ equity declined $13.9 million as of December 31, 2023 compared to December 31, 2022 primarily due to the recorded AOCI associated with the $26.2 million increase in unrealized losses on debt securities. Juniata transferred $212.3 million in debt securities from the available for sale to the held to maturity classification in the fourth quarter of 2022, reflecting Juniata’s intent and ability to hold such debt securities for the foreseeable future or until maturity.

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

The loan portfolio was comprised of approximately 31.7% consumer loans (real estate – mortgage and personal loans) and 68.3% commercial loans (commercial, financial and agricultural, real estate – commercial and construction, and obligations of states and political subdivisions) on December 31, 2023 compared to 31.9% consumer loans and 68.1% commercial loans on December 31, 2022. Management believes that diversification in the loan portfolio is important and performs a loan concentration analysis on a quarterly basis. The highest loan concentration by activity type in 2023 was real estate - commercial loans secured by income-producing property, with debt service on this category of loans being reliant upon the cash flow generated by the property. In the aggregate, loans in this category had outstanding balances of $163.7 million at December 31, 2023, or 144.53% of the Bank’s capital. Components of this concentration group with balances considered for general reserve purposes are as follows:

(Dollars in thousands)		(As Restated)
NAIC Definition	Outstanding Balance	% of Bank Capital
Lessors of residential buildings and dwellings	$57,111	77.46%
Lessors of non-residential buildings	45,439	61.63
Hotels and motels	28,850	39.13
New housing for-sale builders	18,288	24.81
Continuing care retirement communities	13,976	18.96
Total	$163,664	144.53%

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

DEFERRED TAXES

The Company accounts for income taxes under the asset/liability method. Deferred tax assets and liabilities are recognized for the future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss and tax credit carryforwards, if applicable. A valuation allowance is established against deferred tax assets when, in the judgment of management, it is more likely than not that such deferred tax assets will not become realizable. The Company recorded net deferred tax assets of $11.3 million and $12.0 million, at December 31, 2023 and December 31, 2022, respectively. The net deferred tax assets were carried as a non-interest earning asset. See Note 13 of The Notes to Consolidated Financial Statements.

OTHER NON-INTEREST EARNING ASSETS

The following table summarizes the components of the non-interest earning asset category, and how the ending balances changed over the last two years.

(Dollars in thousands)
	2023	2022

	(As Restated)
Beginning balance	$36,711	$29,532
Cash and cash equivalents	6,333	(2,072)
Premises and equipment, net	(10)	(181)
Other real estate owned	—	(87)
Investment in low income housing	(353)	(799)
Deferred tax assets	(649)	10,374
Other receivables and prepaid expenses	998	(56)
Net change	6,319	7,179
Ending balance	$43,030	$36,711

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

STOCKHOLDERS’ EQUITY

Total stockholders’ equity increased by $4.4 million, or 12.5%, to $40.1 million in 2023 compared to 2022, primarily due to a decrease in accumulated other comprehensive loss due to recording the change in fair value of debt securities, as well as an increase in retained earnings. The Company was well-capitalized and had the capacity to maintain its historical dividend level in 2023. The Company’s net income exceeded dividends paid by $2.2 million.

The following table summarizes how the components of equity changed in the last two years.

(Dollars in thousands)
	2023	2022

	(As Restated)
Beginning balance	$35,693	$71,290
Cumulative effect of change in accounting principle	(854)	—
Net income	6,596	7,064
Dividends	(4,406)	(4,401)
Treasury stock issued for stock plans	62	69
Stock-based compensation	143	176
Repurchase of stock, net of re-issuance	(324)	(3)
Net change in unrealized AFS security losses	(293)	(39,337)
Amortization of unrealized holding losses on HTM securities	3,731	1,051
Unrealized losses on cash flow hedge	(211)	(216)
Net change	4,444	(35,597)
Ending balance	$40,137	$35,693

Average stockholders’ equity in 2023 was $36.2 million, a decrease of 27.7% from $50.2 million in 2022. At December 31, 2023, Juniata held 160,150 shares of stock in treasury versus 148,220 at December 31, 2022. Return on average equity increased to 18.20% in 2023 from 14.09% in 2022. See the discussion in the 2023 Financial Overview section.

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

Juniata declared dividends of $0.88 per common share in each of 2023 and 2022 (See Note 14 of The Notes to Consolidated Financial Statements regarding restrictions on dividends from the Bank to the Company). The dividend payout ratio was 66.80% and 62.30% in 2023 and 2022, respectively. The dividend payout ratio in 2023 was more than 2022 due primarily to lower net income in 2023 compared to 2022. In January 2024, the Board of Directors declared a dividend of $0.22 per share to stockholders of record on February 16, 2024, payable on March 1, 2024.

Juniata’s book value per share at December 31, 2023 was $8.04 as compared to $7.13 at December 31, 2022. Juniata’s average equity to assets ratio for 2023 and 2022 was 4.46% and 6.12%, respectively. Refer also to the Capital Risk section in the Asset / Liability management discussion that follows.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following audited financial statements are set forth in this Annual Report on Form 10-K/A on the following pages:

REPORT ON MANAGEMENT’S ASSESSMENT OF INTERNAL

CONTROL OVER FINANCIAL REPORTING

Management is responsible for the preparation, integrity and fair presentation of the consolidated financial statements included in this Annual Report on Form 10-K/A. The consolidated financial statements and notes included in this annual report have been prepared in conformity with accounting principles generally accepted in the United States of America, and as such, include some amounts that are based on management’s best estimates and judgments.

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

Based on our assessment, management concluded that as of December 31, 2023, the Company’s internal control over financial reporting was not effective and did not meet the criteria of the Internal Control-Integrated Framework (2013) because of a material weakness related to the design and operating effectiveness of controls over the completeness and accuracy of capitalized expenditures.

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

Explanatory Paragraph – Restatement

As discussed in Note 27 of the financial statements, the accompanying 2023 and 2022 financial statements have been restated to correct misstatements.

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

Livingston, New Jersey

March 20, 2024 (May 31, 2024 as to the effects of the restatement discussed in Note 27)

JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share data)	December 31,
	(As Restated)
	2023	2022
ASSETS
Cash and due from banks	$17,189	$10,856
Interest bearing deposits with banks	11,741	143
Cash and cash equivalents	28,930	10,999
Equity securities	1,073	1,056
Debt securities available for sale	67,564	73,536
Debt securities held to maturity (fair value $198,147 and $209,887, respectively)	200,644	209,565
Restricted investment in bank stock	1,707	3,666
Total loans	525,394	484,512
Less: Allowance for credit losses	(5,677)	(4,027)
Total loans, net of allowance for credit losses	519,717	480,485
Premises and equipment, net	8,180	8,190
Bank owned life insurance and annuities	14,841	15,197
Investment in low income housing partnerships	1,154	1,507
Core deposit and other intangible assets	343	121
Goodwill	9,812	9,047
Mortgage servicing rights	83	92
Deferred tax asset	11,319	11,968
Accrued interest receivable and other assets	5,188	4,190
Total assets	$870,555	$829,619
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$197,027	$199,131
Interest bearing	552,018	512,381
Total deposits	749,045	711,512
Short-term borrowings and repurchase agreements	52,810	55,710
Long-term debt	20,000	20,000
Other interest bearing liabilities	951	1,011
Accrued interest payable and other liabilities	7,612	5,693
Total liabilities	830,418	793,926
Commitments and contingent liabilities
Stockholders’ Equity:
Preferred stock, no par value: Authorized - 500,000 shares, none issued	—	—
Common stock, par value $1.00 per share: Authorized 20,000,000 shares; Issued - 5,151,279 shares at December 31, 2023 and December 31, 2022; Outstanding - 4,991,129 shares at December 31, 2023 and 5,003,059 shares at December 31, 2022	5,151	5,151
Surplus	24,924	24,986
Retained earnings	51,297	49,961
Accumulated other comprehensive loss	(38,640)	(41,867)
Cost of common stock in Treasury: 160,150 shares at December 31, 2023; 148,220 shares at December 31, 2022	(2,595)	(2,538)
Total stockholders’ equity	40,137	35,693
Total liabilities and stockholders’ equity	$870,555	$829,619

See The Notes to Consolidated Financial Statements

JUNIATA FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
(Dollars in thousands, except share data)	December 31,
		(As Restated)
	2023	2022
Interest and dividend income:
Loans, including fees	$26,728	$21,227
Taxable securities	6,193	6,077
Tax-exempt securities	139	155
Other interest income	121	96
Total interest income	33,181	27,555
Interest expense:
Deposits	8,247	2,577
Short-term borrowings and repurchase agreements	1,733	362
Long-term debt	471	471
Other interest bearing liabilities	38	12
Total interest expense	10,489	3,422
Net interest income	22,692	24,133
Provision for credit losses	500	455
Net interest income after provision for credit losses	22,192	23,678
Non-interest income:
Customer service fees	1,376	1,472
Debit card fee income	1,770	1,703
Earnings on bank-owned life insurance and annuities	222	219
Trust fees	466	472
Commissions from sales of non-deposit products	337	384
Fees derived from loan activity	445	540
Mortgage banking income	46	34
Loss on sales and calls of securities	—	(1,453)
Change in value of equity securities	17	(68)
Gain from life insurance proceeds	161	380
Other non-interest income	481	1,542
Total non-interest income	5,321	5,225
Non-interest expense:
Employee compensation expense	8,454	8,445
Employee benefits	2,355	2,370
Occupancy	1,289	1,284
Equipment	659	734
Data processing expense	2,937	2,582
Professional fees	848	2,390
Taxes, other than income	184	503
FDIC Insurance premiums	504	405
Gain on other real estate owned	(16)	(28)
Amortization of intangible assets	81	54
Amortization of investment in low-income housing partnerships	353	799
Merger and acquisition expense	227	—
Other non-interest expense	2,072	1,993
Total non-interest expense	19,947	21,531
Income before income taxes	7,566	7,372
Income tax provision	970	308
Net income	$6,596	$7,064
Earnings per share
Basic	$1.32	$1.41
Diluted	$1.31	$1.41

See The Notes to Consolidated Financial Statements

JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
				(As Restated)
	2023			2022
(Dollars in thousands)	Pre-Tax	Tax	Net-of-Tax	Pre-Tax	Tax	Net-of-Tax
	Amount	Effect	Amount	Amount	Effect	Amount
Net income	$7,566	$(970)	$6,596	$7,372	$(308)	$7,064
Other comprehensive income (loss):
Securities
Available for sale securities
Unrealized holding loss arising during the period	(370)	77	(293)	(51,247)	10,762	(40,485)
Reclassification adjustment for losses included in net income (1) (3)	—	—	—	1,453	(305)	1,148
Held to maturity securities
Amortization of unrealized holding losses on held to maturity securities (3) (4)	4,767	(1,036)	3,731	1,342	(291)	1,051
Cash Flow Hedge
Unrealized gain on cash flow hedge	2	(1)	1	1,220	(256)	964
Reclassification adjustment for gain included in net income (2) (3)	(269)	57	(212)	(1,493)	313	(1,180)
Other comprehensive income (loss)	4,130	(903)	3,227	(48,725)	10,223	(38,502)
Total comprehensive income (loss)	$11,696	$(1,873)	$9,823	$(41,353)	$9,915	$(31,438)

(1)	Amounts are included in loss on sales and calls of securities on the Consolidated Statements of Income as a separate element within total non-interest income.
(2)	Amounts are included in interest expense on short-term borrowings and repurchase agreements and in other non-interest income on the Consolidated Statements of Income.
(3)	Income tax amounts are included in the income tax provision on the Consolidated Statements of Income.
(4)	Amounts are included in interest income on the Consolidated Statements of Income.

See The Notes to Consolidated Financial Statements

JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Year ended December 31, 2023
	(As Restated)
					Accumulated
	Number				Other		Total
(Dollars in thousands, except share data)	of Shares	Common		Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Surplus	Earnings	Income (Loss)	Stock	Equity
Balance, January 1, 2023	5,003,059	$5,151	$24,986	$49,961	$(41,867)	$(2,538)	$35,693
Cumulative effect of change in accounting principle (Note 2)				(854)			(854)
Net income				6,596			6,596
Other comprehensive income					3,227		3,227
Cash dividends at $0.88 per share				(4,406)			(4,406)
Stock-based compensation			143				143
Purchase of treasury stock	(27,569)					(324)	(324)
Treasury stock issued for stock plans	15,639		(205)			267	62
Balance, December 31, 2023	4,991,129	$5,151	$24,924	$51,297	$(38,640)	$(2,595)	$40,137

	Year ended December 31, 2022
	(As Restated)
					Accumulated
	Number				Other		Total
(Dollars in thousands, except share data)	of Shares	Common		Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Surplus	Earnings	Loss	Stock	Equity
Balance, January 1, 2022	4,988,542	$5,151	$25,008	$47,298	$(3,365)	$(2,802)	$71,290
Net income				7,064			7,064
Other comprehensive loss					(38,502)		(38,502)
Cash dividends at $0.88 per share				(4,401)			(4,401)
Stock-based compensation			176				176
Purchase of treasury stock	(995)					(3)	(3)
Treasury stock issued for stock plans	15,512		(198)			267	69
Balance, December 31, 2022	5,003,059	$5,151	$24,986	$49,961	$(41,867)	$(2,538)	$35,693

See The Notes to Consolidated Financial Statements

JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)	Year Ended December 31,
	(As Restated)
	2023	2022
Operating activities:
Net income	$6,596	$7,064
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	500	455
Depreciation	563	631
Net amortization of securities premiums	133	408
Net amortization of loan origination (costs) fees	(112)	393
Deferred net loan origination costs	(575)	(636)
Amortization of intangibles	81	54
Amortization of investment in low income housing partnerships	353	799
Net amortization of purchase fair value adjustments	(4)	(112)
Net realized loss on sales and calls of available for sale securities	—	1,453
Change in value of equity securities	(17)	68
Net gain on other real estate owned	(16)	(28)
Earnings on bank owned life insurance and annuities	(222)	(219)
Deferred income tax benefit	(31)	(1)
Stock-based compensation expense	143	176
Proceeds from mortgage loans sold to others	55	62
Mortgage banking income	(46)	(34)
Gain from life insurance proceeds	(161)	(380)
Increase in accrued interest receivable and other assets	(1,228)	(367)
Increase in accrued interest payable and other liabilities	1,853	150
Net cash provided by operating activities	7,865	9,936
Investing activities:
Purchases of:
Securities available for sale	—	(53,295)
FHLB stock	—	(1,550)
Premises and equipment	(356)	(449)
Bank owned life insurance and annuities	(31)	(31)
Proceeds from:
Sales of debt securities available for sale	—	23,271
Maturities of and principal repayments on securities available for sale	5,470	27,918
Maturities of and principal repayments on securities held to maturity	13,687	4,116
Redemption of FHLB stock	1,959	—
Life insurance claims	770	2,285
Sale of other real estate owned	55	145
Sale of fixed assets	52	—
Net decrease in interest bearing time deposits with banks	—	735
Net increase in loans	(40,176)	(65,821)
Net cash received in acquisition	17,384	—
Net cash used in investing activities	(1,186)	(62,676)
Financing activities:
Net increase in deposits	18,820	3,065
Net (decrease) increase in short-term borrowings and securities sold under agreements to repurchase	(2,900)	51,483
Cash dividends	(4,406)	(4,401)
Purchase of treasury stock	(324)	(3)
Treasury stock issued for employee stock plans	62	69
Net cash provided by financing activities	11,252	50,213
Net increase (decrease) in cash and cash equivalents	17,931	(2,527)
Cash and cash equivalents at beginning of year	10,999	13,526
Cash and cash equivalents at end of period	$28,930	$10,999
Supplemental information:
Interest paid	$9,425	$3,341
Income tax paid	1,035	425
Supplemental schedule of noncash investing and financing activities:
Transfer of securities from available for sale to held to maturity	$—	$212,340
Transfer of loans to other real estate owned	39	30

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

As a percentage of total risk based capital, credit exposure to residential buildings and dwellings represented 77%, credit exposure to lessors of non-residential buildings and dwellings represented 62%, credit exposure to hotels and motels represented 39%, credit exposure to builders of new housing for-sale represented 25% and credit exposure to continuing care retirement communities represented 19% as of December 31, 2023. There were no other concentrations of credit to any industry equaling more than 15% of total capital. The Bank’s business activities are geographically concentrated in the counties of Juniata, Mifflin, Perry, Franklin, Centre, McKean, Potter and Snyder, Pennsylvania. The Bank has a diversified loan portfolio; however, a substantial portion of its debtors’ ability to honor their obligations is dependent upon the economy in central and northern Pennsylvania.

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

The future minimum payments for operating leases with initial or remaining terms of one year or more as of December 31, 2023 were as follows:

(Dollars in thousands)
Years ending December 31,	Lease Obligation
2024	$107
2025	95
2026	52
2027	49
2028	38
2029 and beyond	24
Total Future Minimum Lease Payments	365
Amounts Representing Interest	(39)
Present Value of Net Future Minimum Lease Payments (Lease Liability)	$326

13. INCOME TAXES

The components of income tax  expense for the two years ended December 31 were:

(Dollars in thousands)	Years Ended December 31,
	(As Restated)
	2023	2022
Current tax expense	$1,001	$309
Deferred tax benefit	(31)	(1)
Total tax provision	$970	$308

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

The total tax provision during the year ended December 31, 2023 was $970,000 compared to $308,000 during the year ended December 31, 2022. A reconciliation of the statutory income tax expense computed at 21% to the income tax expense included in the consolidated statements of income follows:

(Dollars in thousands)	Years Ended December 31,
		(As Restated)
	2023	2022
Income before income taxes	$7,566	$7,372
Statutory tax rate	21%	21%
Federal tax at statutory rate	1,589	1,548
Tax-exempt interest	(176)	(189)
Net earnings on BOLI	(39)	(67)
Gain from life insurance proceeds	(34)	(80)
Stock-based compensation	—	3
Federal tax credits	(366)	(902)
Other permanent differences	(4)	(5)
Total tax provision	$970	$308
Effective tax rate	12.8%	4.2%

Deductible temporary differences and taxable temporary differences gave rise to a net deferred tax asset for the Company as of December 31, 2023 and December 31, 2022. The components are detailed below:

(Dollars in thousands)	Years Ended December 31,
		(As Restated)
	2023	2022
Deferred Tax Assets:
Allowance for credit losses	$1,280	$847
Deferred directors’ compensation	200	212
Employee and director benefits	229	252
Stock-based compensation	53	51
Investment in low income housing project	585	494
Fair value adjustments to acquired assets and liabilities	48	146
Tax credit carryforward	—	130
Lease liability	101	85
Unrealized loss on debt securities available for sale	1,716	1,638
Unrealized loss on debt securities held to maturity	8,501	9,536
Total deferred tax assets	12,713	13,391

Deferred Tax Liabilities:
Depreciation	(101)	(124)
Right of use asset	(99)	(83)
Loan origination fees and costs	(592)	(559)
Prepaid expenses	(11)	(10)
Unrealized gain from securities impairment	(18)	(16)
Unrealized gain on derivatives	—	(56)
Annuity earnings	(77)	(73)
Fair value of mortgage servicing rights	(17)	(19)
Intangible assets	—	(26)
Goodwill	(437)	(429)
Other	(42)	(28)
Total deferred tax liabilities	(1,394)	(1,423)
Net deferred tax asset	$11,319	$11,968

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

					Minimum
					Regulatory
					Requirements
					to be Well
					Capitalized
			Minimum Requirement		under Prompt
(Dollars in thousands)			for Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
The Juniata Valley Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2023: (As Restated)
Total Capital (to Risk Weighted Assets)	$73,726	12.50%	$47,196	8.00%	$58,995	10.00%
Tier 1 Capital (to Risk Weighted Assets)	68,049	11.53%	35,397	6.00%	47,196	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	68,049	11.53%	26,548	4.50%	38,347	6.50%
Tier 1 Capital (to Average Assets) Leverage	68,049	8.04%	33,876	4.00%	42,345	5.00%

As of December 31, 2022: (As Restated)
Total Capital (to Risk Weighted Assets)	$71,887	12.81%	$44,882	8.00%	$56,103	10.00%
Tier 1 Capital (to Risk Weighted Assets)	67,860	12.10%	33,662	6.00%	44,882	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	67,860	12.10%	25,246	4.50%	36,467	6.50%
Tier 1 Capital (to Average Assets) Leverage	67,860	8.33%	32,605	4.00%	40,756	5.00%

Certain regulatory restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. As of December 31, 2023, $41.1 million of undistributed earnings of the Bank, included in the consolidated stockholders’ equity, was available for distribution to the Company as dividends without prior regulatory approval, subject to the regulatory capital requirements above.

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

(Amounts in thousands, except earnings per share data)	Year ended December 31,
		(As Restated)
	2023	2022
Net income	$6,596	$7,064
Weighted-average common shares outstanding	5,010	5,000
Basic earnings per share	1.32	1.41

Weighted-average common shares outstanding	$5,010	$5,000
Common stock equivalents due to effect of stock options	8	9
Total weighted-average common shares and equivalents	$5,018	$5,009
Diluted earnings per share	$1.31	$1.41
Anti-dilutive stock options outstanding	1	1

16. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following tables show changes in accumulated other comprehensive income by component, net of tax, for the years ending December 31, 2023 and 2022:

		Unrealized	Unrealized
	Gains	Gains	Gains
(Dollars in thousands)	(Losses) on	(Losses) on	(Losses) on
	Cash Flow	AFS	HTM
December 31, 2023	Hedges	Securities	Securities	Total
Beginning balance, December 31, 2022	$211	$(6,161)	$(35,917)	$(41,867)
Current period other comprehensive income (loss):
Other comprehensive income before reclassification	1	(293)	—	(292)
Amounts reclassified from accumulated other comprehensive income (loss)	(212)	—	3,731	3,519
Net current period other comprehensive income (loss)	(211)	(293)	3,731	3,227
Ending balance, December 31, 2023	$—	$(6,454)	$(32,186)	$(38,640)

		Unrealized
	Gains	Gains
(Dollars in thousands)	(Losses) on	(Losses) on
	Cash Flow	AFS
December 31, 2022	Hedges	Securities	Total
Beginning balance, December 31, 2021	$427	$(3,792)	$(3,365)
Current period other comprehensive income (loss):
Other comprehensive income (loss) before reclassification	964	(40,485)	(39,521)
Amounts reclassified from accumulated other comprehensive income (loss)	(1,180)	2,199	1,019
Net current period other comprehensive loss	(216)	(38,286)	(38,502)
Ending balance, December 31, 2022	$211	$(42,078)	$(41,867)

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

26. JUNIATA VALLEY FINANCIAL CORP. (PARENT COMPANY ONLY) FINANCIAL INFORMATION

CONDENSED BALANCE SHEETS

(Dollars in thousands)

	December 31,
	(As Restated)
	2023	2022
ASSETS
Cash and cash equivalents	$150	$59
Investment in bank subsidiary	39,112	34,705
Equity securities	879	872
Other assets	39	85
TOTAL ASSETS	$40,180	$35,721

LIABILITIES
Accounts payable and other liabilities	$43	$28

STOCKHOLDERS’ EQUITY	40,137	35,693
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$40,180	$35,721

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Dollars in thousands)

	Years Ended December 31,
		(As Restated)
	2023	2022
INCOME
Interest and dividends on investment securities available for sale	$45	$43
Dividends from bank subsidiary	4,772	4,401
Change in value of equity securities	7	(42)
Other non-interest income	6	—
TOTAL INCOME	4,830	4,402
EXPENSE
Other non-interest expense	149	138
TOTAL EXPENSE	149	138
INCOME BEFORE INCOME TAXES AND EQUITY
IN UNDISTRIBUTED NET INCOME OF SUBSIDIARY	4,681	4,264
Income tax benefit	(24)	(34)
	4,705	4,298
Undistributed net income of subsidiary	1,891	2,766
NET INCOME	6,596	7,064
OTHER COMPREHENSIVE INCOME (LOSS)	3,227	(38,502)
TOTAL COMPREHENSIVE INCOME (LOSS)	$9,823	$(31,438)

CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended December 31,
		(As Restated)
	2023	2022
Cash flows from operating activities:
Net income	$6,596	$7,064
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed net income of subsidiary	(1,891)	(2,766)
Change in value of equity securities	(7)	42
Decrease (increase) in other assets	46	(47)
Increase in other liabilities	15	16
Net cash provided by operating activities	4,759	4,309

Cash flows from investing activities:
Proceeds from the maturity of available for sale investment securities	—	—
Net cash provided by investing activities	—	—

Cash flows from financing activities:
Cash dividends	(4,406)	(4,401)
Purchase of treasury stock	(324)	(3)
Treasury stock issued for stock plans	62	69
Net cash used in financing activities	(4,668)	(4,335)
Net increase (decrease) in cash and cash equivalents	91	(26)
Cash and cash equivalents at beginning of year	59	85
Cash and cash equivalents at end of year	$150	$59

27. Restatement of Previously Issued Consolidated Financial Statements

In connection with the preparation of the Company's unaudited condensed consolidated financial statements for the three months ended March 31, 2024, the Company identified an error related to the Company’s capitalization of costs, which should have been expensed in the period incurred, and identified a disclosure error related to the reported amount for the minimum requirement for capital adequacy purposes.

Because the correction of the capitalized expenditures misstatement is material to the Previously Issued Consolidated Financial Statements, the Company has restated its Consolidated Statements of Financial Condition, Consolidated Statements of Stockholders' Equity, Consolidated Statements of Cash Flows and Notes 13, 14 and 26 as of and for the years ended December 31, 2023 and 2022. The Company restated its Consolidated Statements of Income, Consolidated Statements of Comprehensive Loss and Note 15 for the year ended December 31, 2022, and the Consolidated Statements of Financial Condition and Consolidated Statements of Stockholders’ Equity as of and for the periods ended September 30, 2023, June 30, 2023 and March 31, 2023.

The impact of the correction of the misstatements is summarized in the tables below.

Corrected Consolidated Statements of Financial Condition

(Dollars in thousands)	Year ended December 31, 2023			Year ended December 31, 2022
	As Previously			As Previously
	Reported	Adjustment	As Restated	Reported	Adjustment	As Restated
Deferred tax asset	$11,319	$—	$11,319	$11,838	$130	$11,968
Accrued interest receivable and other assets	6,444	(1,256)	5,188	5,576	(1,386)	4,190
Total assets	871,811	(1,256)	870,555	830,875	(1,256)	829,619
Retained earnings	52,553	(1,256)	51,297	51,217	(1,256)	49,961
Total stockholders' equity	41,393	(1,256)	40,137	36,949	(1,256)	35,693
Total liabilities and stockholders' equity	871,811	(1,256)	870,555	830,875	(1,256)	829,619

Corrected Consolidated Statements of Income

(Dollars in thousands, except share data)	Year ended December 31, 2022
	As Previously
	Reported	Adjustment	As Restated
Professional fees	$800	$1,590	$2,390
Total non-interest expense	19,941	1,590	21,531
Income before income taxes	8,962	(1,590)	7,372
Income tax provision	642	(334)	308
Net Income	8,320	(1,256)	7,064
Earnings per share, basic	1.66	(0.25)	1.41
Earnings per share, diluted	1.66	(0.25)	1.41

Corrected Consolidated Statements of Comprehensive Loss

(Dollars in thousands)	Year ended December 31, 2022
	As Previously
	Reported	Adjustment	As Restated
Net income	$8,320	$(1,256)	$7,064
Total comprehensive loss	(30,182)	(1,256)	(31,438)

Corrected Consolidated Statements of Stockholders' Equity

(Dollars in thousands)	Year ended December 31, 2023
	As Previously
	Reported	Adjustment	As Restated
Balance, January 1, 2023	$36,949	$(1,256)	$35,693
Cumulative effect of change in accounting principle	(854)	—	(854)
Net income	6,596	—	6,596
Other comprehensive income	3,227	—	3,227
Cash dividends at $0.88 per share	(4,406)	—	(4,406)
Stock-based compensation	143	—	143
Purchase of treasury stock	(324)	—	(324)
Treasury stock issued for stock plans	62	—	62
Balance, December 31, 2023	$41,393	$(1,256)	$40,137

Corrected Consolidated Statements of Stockholders' Equity (continued)

(Dollars in thousands)	Year ended December 31, 2022
	As Previously
	Reported	Adjustment	As Restated
Balance, January 1, 2022	$71,290	$—	$71,290
Net income	8,320	(1,256)	7,064
Other comprehensive loss	(38,502)	—	(38,502)
Cash dividends at $0.88 per share	(4,401)	—	(4,401)
Stock-based compensation	176	—	176
Purchase of treasury stock	(3)	—	(3)
Treasury stock issued for stock plans	69	—	69
Balance, December 31, 2022	$36,949	$(1,256)	$35,693

Corrected Consolidated Statements of Cash Flows

(Dollars in thousands)	Year ended December 31, 2023			Year ended December 31, 2022
	As Previously			As Previously
	Reported	Adjustment	As Restated	Reported	Adjustment	As Restated
Net income	$6,596	$—	$6,596	$8,320	$(1,256)	$7,064
Deferred income tax (benefit) expense	(161)	130	(31)	129	(130)	(1)
Increase in accrued interest receivable and other assets	(1,098)	(130)	(1,228)	(1,753)	1,386	(367)

Corrected Income Tax Footnote, Note 13

(Dollars in thousands)	Year ended December 31, 2023			Year ended December 31, 2022
	As Previously			As Previously
	Reported	Adjustment	As Restated	Reported	Adjustment	As Restated
Tax credit carryforward	$—	$—	$—	$—	$130	$130
Total deferred tax assets	12,713	—	12,713	13,261	130	13,391
Net deferred tax asset	11,319	—	11,319	11,838	130	11,968
Current tax expense	1,131	(130)	1,001	513	(204)	309
Deferred tax (benefit) expense	(161)	130	(31)	129	(130)	(1)
Income before income taxes	7,566	—	7,566	8,962	(1,590)	7,372
Federal tax at statutory rate	1,589	—	1,589	1,882	(334)	1,548
Total tax provision	970	—	970	642	(334)	308
Effective tax rate	12.8%	—%	12.8%	7.2%	(3.0)%	4.2%

Corrected Capital Ratios, Note 14

(Dollars in thousands)	Actual Amount			Actual Ratio
	As Previously			As Previously
Year ended December 31, 2023	Reported	Adjustment	As Restated	Reported	Adjustment	As Restated
Total Capital (to Risk Weighted Assets)	$74,982	$(1,256)	$73,726	12.68%	(0.18)%	12.50%
Tier 1 Capital (to Risk Weighted Assets)	69,305	(1,256)	68,049	11.72%	(0.19)%	11.53%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	69,305	(1,256)	68,049	11.72%	(0.19)%	11.53%
Tier 1 Capital (to Average Assets) Leverage	69,305	(1,256)	68,049	8.17%	(0.13)%	8.04%
Year ended December 31, 2022
Total Capital (to Risk Weighted Assets)	$73,143	$(1,256)	$71,887	13.01%	(0.20)%	12.81%
Tier 1 Capital (to Risk Weighted Assets)	69,116	(1,256)	67,860	12.29%	(0.19)%	12.10%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	69,116	(1,256)	67,860	12.29%	(0.19)%	12.10%
Tier 1 Capital (to Average Assets) Leverage	69,116	(1,256)	67,860	8.48%	(0.15)%	8.33%

				Minimum Regulatory
				Requirements Amount to be
	Minimum Amount Required for			Minimum Amount Required for
(Dollars in thousands)	Capital Adequacy Purposes			Capital Adequacy Purposes
	As Previously			As Previously
Year ended December 31, 2023	Reported	Adjustment	As Restated	Reported	Adjustment	As Restated
Total Capital (to Risk Weighted Assets)	$47,297	$(101)	$47,196	$59,121	$(126)	$58,995
Tier 1 Capital (to Risk Weighted Assets)	35,473	(76)	35,397	47,297	(101)	47,196
Common Equity Tier 1 Capital (to Risk Weighted Assets)	26,604	(56)	26,548	38,429	(82)	38,347
Tier 1 Capital (to Average Assets) Leverage	33,926	(50)	33,876	42,408	(63)	42,345
Year ended December 31, 2022
Total Capital (to Risk Weighted Assets) (1)	$59,040	$(14,158)	$44,882	$56,229	$(126)	$56,103
Tier 1 Capital (to Risk Weighted Assets) (1)	47,794	(14,132)	33,662	44,983	(101)	44,882
Common Equity Tier 1 Capital (to Risk Weighted Assets) (1)	39,360	(14,114)	25,246	36,549	(82)	36,467

(1)	Includes an adjustment for Total Capital, Tier 1 Capital and Common Equity Tier 1 Capital of $101, $76 and $56, respectively, related to the restatement of Retained Earnings and an adjustment of $14,057, $14,056 and $14,058, respectively, related to the elimination of the capital conservation buffer from the Minimum Amount Required for Capital Adequacy Purposes ratio.

Corrected Parent Company Statements, Note 26

Corrected Parent Company Only Consolidated Balance Sheets

(Dollars in thousands)	Year ended December 31, 2023			Year ended December 31, 2022
	As Previously			As Previously
	Reported	Adjustment	As Restated	Reported	Adjustment	As Restated
Investment in bank subsidiary	$40,368	$(1,256)	$39,112	$35,961	$(1,256)	$34,705
Total assets	41,436	(1,256)	40,180	36,977	(1,256)	35,721
Stockholders' equity	41,393	(1,256)	40,137	36,949	(1,256)	35,693
Total liabilities and stockholders' equity	41,436	(1,256)	40,180	36,977	(1,256)	35,721

Corrected Parent Company Only Condensed Statements of Income and Comprehensive Loss

(Dollars in thousands)	Year ended December 31, 2022
	As Previously
	Reported	Adjustment	As Restated
Undistributed net income of subsidiary	$4,022	$(1,256)	$2,766
Net income	8,320	(1,256)	7,064
Total comprehensive loss	(30,182)	(1,256)	(31,438)

Corrected Parent Company Only Condensed Statements of Cash Flows

(Dollars in thousands)	Year ended December 31, 2022
	As Previously
	Reported	Adjustment	As Restated
Net income	$8,320	$(1,256)	$7,064
Undistributed net income of subsidiary	(4,022)	1,256	(2,766)

All referenced amounts for prior periods in these financial statements and the notes herein reflect the balances and amounts on a restated basis.

Restatement of Interim Financial Information (Unaudited)

The Company has restated its unaudited Consolidated Statements of Financial Condition and Consolidated Statements of Stockholders’ Equity as of March 31, 2023, June 30, 2023 and September 30, 2023. The restated impact of the correction of the misstatements is summarized below.

Corrected Consolidated Statements of Financial Condition (Unaudited)

(Dollars in thousands, except share data)	March 31, 2023
ASSETS	As Reported	Adjustments	Restated
Cash and due from banks	$11,681	$—	$11,681
Interest bearing deposits with banks	222	—	222
Cash and cash equivalents	11,903	—	11,903
Equity securities	1,033	—	1,033
Debt securities available for sale	72,485	—	72,485
Debt securities held to maturity (fair value $209,376)	207,637	—	207,637
Restricted investment in bank stock	3,318	—	3,318
Total loans	488,497	—	488,497
Less: Allowance for credit losses	(5,374)	—	(5,374)
Total loans, net of allowance for credit losses	483,123	—	483,123
Premises and equipment, net	8,092	—	8,092
Bank owned life insurance and annuities	15,259	—	15,259
Investment in low income housing partnerships	1,395	—	1,395
Core deposit and other intangible assets	110	—	110
Goodwill	9,047	—	9,047
Mortgage servicing rights	90	—	90
Deferred tax asset	12,122	—	12,122
Accrued interest receivable and other assets	6,023	(1,256)	4,767
Total assets	$831,637	$(1,256)	$830,381
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$200,044	$—	$200,044
Interest bearing	524,214	—	524,214
Total deposits	724,258	—	724,258
Short-term borrowings and repurchase agreements	42,822	—	42,822
Long-term debt	20,000	—	20,000
Other interest bearing liabilities	986	—	986
Accrued interest payable and other liabilities	6,042	—	6,042
Total liabilities	794,108	—	794,108
Commitments and contingent liabilities
Stockholders’ Equity:
Preferred stock, no par value: Authorized - 500,000 shares, none issued	—	—	—
Common stock, par value $1.00 per share: Authorized 20,000,000 shares; Issued - 5,151,279 shares at March 31, 2023; Outstanding - 5,013,899 shares at March 31, 2023	5,151	—	5,151
Surplus	24,823	—	24,823
Retained earnings	50,995	(1,256)	49,739
Accumulated other comprehensive loss	(41,088)	—	(41,088)
Cost of common stock in Treasury: 137,380 shares at March 31, 2023	(2,352)	—	(2,352)
Total stockholders’ equity	37,529	(1,256)	36,273
Total liabilities and stockholders’ equity	$831,637	$(1,256)	$830,381

Corrected Consolidated Statements of Financial Condition (Unaudited) (continued)

(Dollars in thousands, except share data)	June 30, 2023
ASSETS	As Reported	Adjustments	Restated
Cash and due from banks	$14,383	$—	$14,383
Interest bearing deposits with banks	190	—	190
Cash and cash equivalents	14,573	—	14,573
Equity securities	992	—	992
Debt securities available for sale	69,098	—	69,098
Debt securities held to maturity (fair value $202,266)	205,208	—	205,208
Restricted investment in bank stock	2,483	—	2,483
Total loans	505,184	—	505,184
Less: Allowance for credit losses	(5,442)	—	(5,442)
Total loans, net of allowance for credit losses	499,742	—	499,742
Premises and equipment, net	8,211	—	8,211
Bank owned life insurance and annuities	14,712	—	14,712
Investment in low income housing partnerships	1,315	—	1,315
Core deposit and other intangible assets	393	—	393
Goodwill	9,871	—	9,871
Mortgage servicing rights	87	—	87
Deferred tax asset	12,112	—	12,112
Accrued interest receivable and other assets	6,664	(1,256)	5,408
Total assets	$845,461	$(1,256)	$844,205
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$195,300	$—	$195,300
Interest bearing	544,677	—	544,677
Total deposits	739,977	—	739,977
Short-term borrowings and repurchase agreements	41,827	—	41,827
Long-term debt	20,000	—	20,000
Other interest bearing liabilities	1,006	—	1,006
Accrued interest payable and other liabilities	5,650	—	5,650
Total liabilities	808,460	—	808,460
Commitments and contingent liabilities
Stockholders’ Equity:
Preferred stock, no par value: Authorized - 500,000 shares, none issued	—	—	—
Common stock, par value $1.00 per share: Authorized 20,000,000 shares; Issued - 5,151,279 shares at June 30, 2023; Outstanding - 5,018,129 shares at June 30, 2023	5,151	—	5,151
Surplus	24,852	—	24,852
Retained earnings	51,291	(1,256)	50,035
Accumulated other comprehensive loss	(42,013)	—	(42,013)
Cost of common stock in Treasury: 133,150 shares at June 30, 2023	(2,280)	—	(2,280)
Total stockholders’ equity	37,001	(1,256)	35,745
Total liabilities and stockholders’ equity	$845,461	$(1,256)	$844,205

Corrected Consolidated Statements of Financial Condition (Unaudited) (continued)

(Dollars in thousands, except share data)	September 30, 2023
ASSETS	As Reported	Adjustments	Restated
Cash and due from banks	$27,377	$—	$27,377
Interest bearing deposits with banks	390	—	390
Cash and cash equivalents	27,767	—	27,767
Equity securities	978	—	978
Debt securities available for sale	66,527	—	66,527
Debt securities held to maturity (fair value $189,221)	202,646	—	202,646
Restricted investment in bank stock	2,476	—	2,476
Total loans	514,132	—	514,132
Less: Allowance for credit losses	(5,586)	—	(5,586)
Total loans, net of allowance for credit losses	508,546	—	508,546
Premises and equipment, net	8,131	—	8,131
Other real estate owned	39	—	39
Bank owned life insurance and annuities	14,783	—	14,783
Investment in low income housing partnerships	1,234	—	1,234
Core deposit and other intangible assets	368	—	368
Goodwill	9,812	—	9,812
Mortgage servicing rights	84	—	84
Deferred tax asset	12,099	—	12,099
Accrued interest receivable and other assets	7,178	(1,256)	5,922
Total assets	$862,668	$(1,256)	$861,412
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$200,619	$—	$200,619
Interest bearing	556,823	—	556,823
Total deposits	757,442	—	757,442
Short-term borrowings and repurchase agreements	39,638	—	39,638
Long-term debt	20,000	—	20,000
Other interest bearing liabilities	941	—	941
Accrued interest payable and other liabilities	6,512	—	6,512
Total liabilities	824,533	—	824,533
Commitments and contingent liabilities
Stockholders’ Equity:
Preferred stock, no par value: Authorized - 500,000 shares, none issued	—	—	—
Common stock, par value $1.00 per share: Authorized 20,000,000 shares; Issued - 5,151,279 shares at September 30, 2023; Outstanding - 5,018,129 shares at September 30, 2023	5,151	—	5,151
Surplus	24,887	—	24,887
Retained earnings	51,978	(1,256)	50,722
Accumulated other comprehensive loss	(41,601)	—	(41,601)
Cost of common stock in Treasury: 133,150 shares at September 30, 2023	(2,280)	—	(2,280)
Total stockholders’ equity	38,135	(1,256)	36,879
Total liabilities and stockholders’ equity	$862,668	$(1,256)	$861,412

Corrected Consolidated Statements of Stockholders’ Equity (Unaudited) (As Reported)

	Nine months ended September 30, 2023
					Accumulated
(Dollars in thousands, except share data)	Number				Other		Total
	of Shares	Common		Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Surplus	Earnings	Income (Loss)	Stock	Equity
Balance, January 1, 2023 (As Reported)	5,003,059	$5,151	$24,986	$51,217	$(41,867)	$(2,538)	36,949
Cumulative change in accounting principle (Note 2)				(854)			(854)
Net income				1,733			1,733
Other comprehensive income					779		779
Cash dividends at $0.22 per share				(1,101)			(1,101)
Stock-based compensation			32				32
Purchase of treasury stock	(569)					(9)	(9)
Treasury stock issued for stock plans	11,409		(195)			195	—
Balance, March 31, 2023 (As Reported)	5,013,899	$5,151	$24,823	$50,995	$(41,088)	$(2,352)	$37,529
Net income				1,398			1,398
Other comprehensive loss					(925)		(925)
Cash dividends at $0.22 per share				(1,102)			(1,102)
Stock-based compensation			39				39
Purchase of treasury stock							—
Treasury stock issued for stock plans	4,230		(10)			72	62
Balance, June 30, 2023 (As Reported)	5,018,129	$5,151	$24,852	$51,291	$(42,013)	$(2,280)	$37,001
Net income				1,791			1,791
Other comprehensive income					412		412
Cash dividends at $0.22 per share				(1,104)			(1,104)
Stock-based compensation			35				35
Purchase of treasury stock							—
Treasury stock issued for stock plans							—
Balance, September 30, 2023 (As Reported)	5,018,129	$5,151	$24,887	$51,978	$(41,601)	$(2,280)	$38,135

Corrected Consolidated Statements of Stockholders’ Equity (Unaudited) (Adjustments)

	Nine months ended September 30, 2023
					Accumulated
(Dollars in thousands, except share data)	Number				Other		Total
	of Shares	Common		Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Surplus	Earnings	Income (Loss)	Stock	Equity
Balance, January 1, 2023 (Adjustment)	—	$—	$—	$(1,256)	$—	$—	$(1,256)

Balance, March 31, 2023 (Adjustment)	—	$—	$—	$(1,256)	$—	$—	$(1,256)

Balance, June 30, 2023 (Adjustment)	—	$—	$—	$(1,256)	$—	$—	$(1,256)

Balance, September 30, 2023 (Adjustment)	—	$—	$—	$(1,256)	$—	$—	$(1,256)

Corrected Consolidated Statements of Stockholders’ Equity (Unaudited) (As Restated)

	Nine months ended September 30, 2023
					Accumulated
(Dollars in thousands, except share data)	Number				Other		Total
	of Shares	Common		Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Surplus	Earnings	Income (Loss)	Stock	Equity
Balance, January 1, 2023 (As Restated)	5,003,059	$5,151	$24,986	$49,961	$(41,867)	$(2,538)	35,693
Cumulative change in accounting principle (Note 2)				(854)			(854)
Net income				1,733			1,733
Other comprehensive income					779		779
Cash dividends at $0.22 per share				(1,101)			(1,101)
Stock-based compensation			32				32
Purchase of treasury stock	(569)					(9)	(9)
Treasury stock issued for stock plans	11,409		(195)			195	—
Balance, March 31, 2023 (As Restated)	5,013,899	$5,151	$24,823	$49,739	$(41,088)	$(2,352)	$36,273
Net income				1,398			1,398
Other comprehensive loss					(925)		(925)
Cash dividends at $0.22 per share				(1,102)			(1,102)
Stock-based compensation			39				39
Purchase of treasury stock							—
Treasury stock issued for stock plans	4,230		(10)			72	62
Balance, June 30, 2023 (As Restated)	5,018,129	$5,151	$24,852	$50,035	$(42,013)	$(2,280)	$35,745
Net income				1,791			1,791
Other comprehensive income					412		412
Cash dividends at $0.22 per share				(1,104)			(1,104)
Stock-based compensation			35				35
Purchase of treasury stock							—
Treasury stock issued for stock plans							—
Balance, September 30, 2023 (As Restated)	5,018,129	$5,151	$24,887	$50,722	$(41,601)	$(2,280)	$36,879

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Attached as exhibits to this Form 10-K/A are certifications of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the Exchange Act). This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company’s management, with the participation of its CEO and CFO, conducted an evaluation, as of December 31, 2023, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based on this evaluation, the Company’s CEO and CFO concluded that, as of the end of the period covered by this annual report and as of the end of the prior year, the Company’s disclosure controls and procedures were not effective because of a material weakness related to the design and operating effectiveness of controls over the completeness and accuracy of capitalized expenditures. Notwithstanding the identified material weakness, the Company’s CEO and CFO concluded the Company’s consolidated financial statements included in this Form 10-K/A present fairly, in all material respects, the Company’s financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. generally accepted accounting principles.

Conclusion Regarding Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a – 15(f) promulgated under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. A material weakness, as defined in the SEC regulations, is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The Company’s management, with the participation of the Company’s CEO and CFO, has evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under the framework in Internal Control-Integrated Framework (2013), the Company’s management concluded that internal control over financial reporting was not effective as of December 31, 2023 as a result of a material weakness related to the design and operating effectiveness of controls over the completeness and accuracy of capitalized expenditures. Specifically, controls were not designed and did not operate over the review of expenditures for capitalization in accordance with generally accepted accounting principles. This material weakness resulted in restatement of the Company’s consolidated financial statements for the years ended December 31, 2023 and 2022 and each of the interim periods ended September 30, 2023, June 30, 2023 and March 31, 2023.  Additionally, this material weakness could result in misstatements of the financial statements or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Remediation

In order to remediate the material weakness, the Company's management plans to improve the design and operation of their controls over the accounting for capital expenditures and prepaid expenses. The material weakness cannot be considered remediated until the newly designed controls operate effectively for a sufficient period of time and management has concluded, through testing, that the control is operating effectively.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for the preparation, integrity and fair presentation of the consolidated financial statements included in this Annual Report on Form 10-K/A.

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

Based on our assessment, management concluded that as of December 31, 2023, the Company’s internal control over financial reporting was not effective and did not meet the criteria of the Internal Control-Integrated Framework (2013) because of a material weakness related to the design and operating effectiveness of controls over the completeness and accuracy of capitalized expenditures.

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
Marcie A. Barber, President and Chief Executive Officer

/s/ Michael W. Wolf
Michael W. Wolf, Chief Financial Officer

Changes in Internal Control Over Financial Reporting

Except for the material weakness described above, for the period ended December 31, 2023, there have been no changes in our internal control over financial reporting that occurred during the most recent quarter that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)     The following consolidated financial statements of the Company are filed as part of this Form 10-K/A:

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

Date: May 31, 2024

/s/ Marcie A. Barber
By: Marcie A. Barber
Director, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Martin L. Dreibelbis	May 31, 2024
Martin L. Dreibelbis
Chairman

/s/ Gary E. Kelsey	May 31, 2024
Gary E. Kelsey
Vice Chairman

/s/ Marcie A. Barber	May 31, 2024
Marcie A. Barber
Director and Chief Executive Officer (Principal Executive Officer)

/s/ Michael A. Buffington	May 31, 2024
Michael A. Buffington
Director

/s/ Christina Calkins-Mazur	May 31, 2024
Christina Calkins-Mazur
Director

/s/ Joseph B. Scarnati, III	May 31, 2024
Joseph B. Scarnati, III
Director

/s/ Steven C. Sliver	May 31, 2024
Steven C. Sliver
Director

/s/ Bradley J. Wagner	May 31, 2024
Bradley J. Wagner
Director

/s/ Michael W. Wolf	May 31, 2024
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