Form 10-Q
period 2024-06-30
JUNIATA VALLEY FINANCIAL CORP
filed 2024-08-12
CIK 714712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended June 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes        ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 30, 2024
Common Stock ($1.00 par value)	5,003,384 shares

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Financial Condition

	(Unaudited)
(Dollars in thousands, except share data)	June 30, 2024	December 31, 2023
ASSETS
Cash and due from banks	$5,834	$17,189
Interest bearing deposits with banks	5,105	11,741
Cash and cash equivalents	10,939	28,930
Equity securities	1,070	1,073
Debt securities available for sale	65,269	67,564
Debt securities held to maturity (fair value $189,232 and $198,147, respectively)	196,311	200,644
Restricted investment in bank stock	2,350	1,707
Total loans	541,413	525,394
Less: Allowance for credit losses	(5,899)	(5,677)
Total loans, net of allowance for credit losses	535,514	519,717
Premises and equipment, net	9,258	8,180
Bank owned life insurance and annuities	14,964	14,841
Investment in low income housing partnerships	993	1,154
Core deposit and other intangible assets	301	343
Goodwill	9,812	9,812
Mortgage servicing rights	79	83
Deferred tax asset	10,713	11,319
Accrued interest receivable and other assets	5,104	5,188
Total assets	$862,677	$870,555
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$198,119	$197,027
Interest bearing	547,059	552,018
Total deposits	745,178	749,045
Short-term borrowings and repurchase agreements	61,390	52,810
Long-term debt	5,000	20,000
Other interest bearing liabilities	892	951
Accrued interest payable and other liabilities	6,880	7,612
Total liabilities	819,340	830,418
Commitments and contingent liabilities
Stockholders’ Equity:
Preferred stock, no par value: Authorized - 500,000 shares, none issued	—	—
Common stock, par value $1.00 per share: Authorized 20,000,000 shares; Issued - 5,151,279 shares at June 30, 2024 and December 31, 2023; Outstanding - 5,003,384 shares at June 30, 2024 and 4,991,129 shares at December 31, 2023	5,151	5,151
Surplus	24,824	24,924
Retained earnings	52,201	51,297
Accumulated other comprehensive loss	(36,443)	(38,640)
Cost of common stock in Treasury: 147,895 shares at June 30, 2024; 160,150 shares at December 31, 2023	(2,396)	(2,595)
Total stockholders’ equity	43,337	40,137
Total liabilities and stockholders’ equity	$862,677	$870,555

See Notes to Consolidated Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Income (Unaudited)

	Three Months Ended		Six Months Ended
(Dollars in thousands, except share data)	June 30,		June 30,
	2024	2023	2024	2023
Interest and dividend income:
Loans, including fees	$7,778	$6,509	$15,245	$12,629
Taxable securities	1,455	1,579	2,920	3,159
Tax-exempt securities	29	37	59	73
Other interest income	49	29	92	45
Total interest income	9,311	8,154	18,316	15,906
Interest expense:
Deposits	2,722	1,885	5,364	3,328
Short-term borrowings and repurchase agreements	712	468	1,410	883
Long-term debt	89	118	206	234
Other interest bearing liabilities	8	10	17	20
Total interest expense	3,531	2,481	6,997	4,465
Net interest income	5,780	5,673	11,319	11,441
Provision for credit losses	119	47	239	290
Net interest income after provision for credit losses	5,661	5,626	11,080	11,151
Non-interest income:
Customer service fees	456	339	827	662
Debit card fee income	470	440	874	857
Earnings on bank-owned life insurance and annuities	58	55	114	110
Trust fees	144	126	251	258
Commissions from sales of non-deposit products	109	73	211	168
Fees derived from loan activity	164	78	323	171
Mortgage banking income	11	10	21	23
Change in value of equity securities	9	(42)	(4)	(64)
Gain from life insurance proceeds	—	161	—	161
Other non-interest income	58	139	158	246
Total non-interest income	1,479	1,379	2,775	2,592
Non-interest expense:
Employee compensation expense	2,232	2,131	4,440	4,166
Employee benefits	533	749	1,178	1,484
Occupancy	327	348	659	652
Equipment	226	166	369	331
Data processing expense	815	930	1,478	1,527
Professional fees	279	228	533	423
Taxes, other than income	38	56	94	165
FDIC Insurance premiums	139	124	294	195
Amortization of intangible assets	20	20	42	31
Amortization of investment in low-income housing partnerships	80	80	161	192
Merger and acquisition expense	—	209	—	209
Other non-interest expense	409	415	1,009	839
Total non-interest expense	5,098	5,456	10,257	10,214
Income before income taxes	2,042	1,549	3,598	3,529
Income tax provision	296	151	497	398
Net income	$1,746	$1,398	$3,101	$3,131
Earnings per share
Basic	$0.35	$0.28	$0.62	$0.62
Diluted	$0.35	$0.28	$0.62	$0.62

See Notes to Consolidated Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,
	2024			2023
(Dollars in thousands)	Pre-Tax	Tax	Net of Tax	Pre-Tax	Tax	Net of Tax
	Amount	Effect	Amount	Amount	Effect	Amount
Net income	$2,042	$(296)	$1,746	$1,549	$(151)	$1,398
Other comprehensive income (loss):
Securities
Available for sale securities
Unrealized holding gain (loss) arising during the period	226	(47)	179	(2,277)	477	(1,800)
Held to maturity securities
Amortization of unrealized holding losses on held to maturity securities (2) (3)	1,227	(266)	961	1,173	(255)	918
Cash Flow Hedge
Unrealized gain on cash flow hedge	—	—	—	1	(1)	—
Reclassification adjustment for gain included in net income (1) (2)	—	—	—	(55)	12	(43)
Other comprehensive income (loss)	1,453	(313)	1,140	(1,158)	233	(925)
Total comprehensive income	$3,495	$(609)	$2,886	$391	$82	$473

	Six Months Ended June 30,
	2024			2023
(Dollars in thousands)	Pre-Tax	Tax	Net-of-Tax	Pre-Tax	Tax	Net-of-Tax
	Amount	Effect	Amount	Amount	Effect	Amount
Net income	$3,598	$(497)	$3,101	$3,529	$(398)	$3,131
Other comprehensive income (loss):
Securities
Available for sale securities
Unrealized holding gain (loss) arising during the period	392	(82)	310	(2,241)	470	(1,771)
Held to maturity securities
Amortization of unrealized holding losses on held to maturity securities (2) (3)	2,408	(521)	1,887	2,346	(510)	1,836
Cash Flow Hedge
Unrealized gain on cash flow hedge	—	—	—	2	(1)	1
Reclassification adjustment for gain included in net income (1) (2)	—	—	—	(269)	57	(212)
Other comprehensive income (loss)	2,800	(603)	2,197	(162)	16	(146)
Total comprehensive income	$6,398	$(1,100)	$5,298	$3,367	$(382)	$2,985
(1)	Amounts are included in interest expense on short-term borrowings and repurchase agreements and in other non-interest income on the Consolidated Statements of Income.
(2)	Income tax amounts are included in the provision for income taxes on the Consolidated Statements of Income.
(3)	Amounts included in interest income on the Consolidated Statements of Income.

See Notes to Consolidated Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Stockholders’ Equity (Unaudited)

	Three months ended June 30, 2024
					Accumulated
	Number				Other		Total
(Dollars in thousands, except share data)	of Shares	Common		Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Surplus	Earnings	Income (Loss)	Stock	Equity
Balance, April 1, 2024	5,000,518	$5,151	$24,802	$51,554	$(37,583)	$(2,442)	$41,482
Net income				1,746			1,746
Other comprehensive income					1,140		1,140
Cash dividends at $0.22 per share				(1,099)			(1,099)
Stock-based compensation			36				36
Treasury stock issued for stock plans	2,866		(14)			46	32
Balance, June 30, 2024	5,003,384	$5,151	$24,824	$52,201	$(36,443)	$(2,396)	$43,337

	Six months ended June 30, 2024
					Accumulated
	Number				Other		Total
(Dollars in thousands, except share data)	of Shares	Common		Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Surplus	Earnings	Income (Loss)	Stock	Equity
Balance, January 1, 2024	4,991,129	$5,151	$24,924	$51,297	$(38,640)	$(2,595)	$40,137
Net income				3,101			3,101
Other comprehensive income					2,197		2,197
Cash dividends at $0.44 per share				(2,197)			(2,197)
Stock-based compensation			70				70
Purchase of treasury stock	(239)					(3)	(3)
Treasury stock issued for stock plans	12,494		(170)			202	32
Balance, June 30, 2024	5,003,384	$5,151	$24,824	$52,201	$(36,443)	$(2,396)	$43,337

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Stockholders’ Equity (Unaudited)

	Three months ended June 30, 2023
					Accumulated
	Number				Other		Total
(Dollars in thousands, except share data)	of Shares	Common		Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Surplus	Earnings	Income (Loss)	Stock	Equity
Balance, April 1, 2023	5,013,899	$5,151	$24,823	$49,739	$(41,088)	$(2,352)	$36,273
Net income				1,398			1,398
Other comprehensive loss					(925)		(925)
Cash dividends at $0.22 per share				(1,102)			(1,102)
Stock-based compensation			39				39
Treasury stock issued for stock plans	4,230		(10)			72	62
Balance, June 30, 2023	5,018,129	$5,151	$24,852	$50,035	$(42,013)	$(2,280)	$35,745

	Six months ended June 30, 2023
					Accumulated
	Number				Other		Total
(Dollars in thousands, except share data)	of Shares	Common		Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Surplus	Earnings	Income (Loss)	Stock	Equity
Balance, January 1, 2023	5,003,059	$5,151	$24,986	$49,961	$(41,867)	$(2,538)	$35,693
Cumulative change in accounting principle (ASC 326)				(854)			(854)
Net income				3,131			3,131
Other comprehensive loss					(146)		(146)
Cash dividends at $0.44 per share				(2,203)			(2,203)
Stock-based compensation			71				71
Purchase of treasury stock	(569)					(9)	(9)
Treasury stock issued for stock plans	15,639		(205)			267	62
Balance, June 30, 2023	5,018,129	$5,151	$24,852	$50,035	$(42,013)	$(2,280)	$35,745

See Notes to Consolidated Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)	Six Months Ended June 30,
	2024	2023
Operating activities:
Net income	$3,101	$3,131
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	239	290
Depreciation	322	289
Net amortization of securities premiums	61	67
Net amortization of loan origination costs	(50)	(55)
Deferred net loan origination costs	(295)	(259)
Amortization of intangibles	42	31
Amortization of investment in low income housing partnerships	161	192
Net amortization of purchase fair value adjustments	(1)	(6)
Change in value of equity securities	4	64
Earnings on bank owned life insurance and annuities	(114)	(110)
Deferred income tax (benefit) expense	(3)	6
Stock-based compensation expense	70	71
Fees from mortgage loans sold to others	25	28
Mortgage banking income	(21)	(23)
Gain from life insurance proceeds	—	(161)
Decrease (increase) in accrued interest receivable and other assets	90	(1,361)
Decrease in accrued interest payable and other liabilities	(791)	(102)
Net cash provided by operating activities	2,840	2,092
Investing activities:
Purchases of:
FHLB stock	(643)	—
Premises and equipment	(1,400)	(81)
Bank owned life insurance and annuities	(9)	(14)
Proceeds from:
Maturities of and principal repayments on securities available for sale	2,625	2,131
Maturities of and principal repayments on securities held to maturity	6,741	6,703
Redemption of FHLB stock	—	1,183
Life insurance claims	—	770
Sale of fixed assets	—	21
Net increase in loans	(15,678)	(20,334)
Net cash received in acquisition	—	17,411
Net cash (used in) provided by investing activities	(8,364)	7,790
Financing activities:
Net (decrease) increase in deposits	(3,879)	9,725
Net increase (decrease) in short-term borrowings and securities sold under agreements to repurchase	8,580	(13,883)
Repayment of long-term debt	(15,000)	—
Cash dividends	(2,197)	(2,203)
Purchase of treasury stock	(3)	(9)
Treasury stock issued for employee stock plans	32	62
Net cash used in financing activities	(12,467)	(6,308)
Net (decrease) increase in cash and cash equivalents	(17,991)	3,574
Cash and cash equivalents at beginning of year	28,930	10,999
Cash and cash equivalents at end of period	$10,939	$14,573
Supplemental information:
Interest paid	$6,870	$3,971
Income tax paid	540	690

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete consolidated financial statements. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results may differ from those estimates, and such differences could be material to the financial statements. Estimates that are particularly susceptible to material change include the determination of the allowance for credit losses and possible impairment of goodwill and other intangible assets.

In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that can be expected for the year ending December 31, 2024. For further information, refer to the consolidated financial statements and notes thereto included in Juniata Valley Financial Corp.’s Annual Report on Form 10-K/A (“Annual Report”) for the year ended December 31, 2023.

The Company has evaluated events and transactions occurring subsequent to the consolidated statement of financial condition date of June 30, 2024 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

2. RECENT ACCOUNTING STANDARDS UPDATES

Adoption of New Accounting Standards:

None.

3. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Components of accumulated other comprehensive income (loss), net of tax, consisted of the following:

		Unrealized	Unrealized
	Gains	Gains	Gains
(Dollars in thousands)	(Losses) on	(Losses) on	(Losses) on
	Cash Flow	AFS	HTM
June 30, 2024	Hedges	Securities	Securities	Total
Beginning balance, December 31, 2023	$—	$(6,454)	$(32,186)	$(38,640)
Current period other comprehensive income (loss):
Other comprehensive income before reclassification	—	310	—	310
Amounts reclassified from accumulated other comprehensive income	—	—	1,887	1,887
Net current period other comprehensive income	—	310	1,887	2,197
Ending balance, June 30, 2024	$—	$(6,144)	$(30,299)	$(36,443)

		Unrealized	Unrealized
	Gains	Gains	Gains
(Dollars in thousands)	(Losses) on	(Losses) on	(Losses) on
	Cash Flow	AFS	HTM
June 30, 2023	Hedges	Securities	Securities	Total
Beginning balance, December 31, 2022	$211	$(6,161)	$(35,917)	$(41,867)
Current period other comprehensive income (loss):
Other comprehensive income before reclassification	1	(1,771)	1,836	66
Amounts reclassified from accumulated other comprehensive income (loss)	(212)	—	—	(212)
Net current period other comprehensive income (loss)	(211)	(1,771)	1,836	(146)
Ending balance, June 30, 2023	$—	$(7,932)	$(34,081)	$(42,013)

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

The following tables set forth the computation of basic and diluted earnings per share:

(Amounts in thousands, except earnings per share data)	Three Months Ended June 30,
	2024	2023
Net income	$1,746	$1,398
Weighted-average common shares outstanding	5,001	5,015
Basic earnings per share	0.35	0.28

Weighted-average common shares outstanding	$5,001	$5,015
Common stock equivalents due to effect of stock options	8	8
Total weighted-average common shares and equivalents	$5,009	$5,023
Diluted earnings per share	$0.35	$0.28
Anti-dilutive stock options outstanding	—	—

(Amounts in thousands, except earnings per share data)	Six months ended June 30,
	2024	2023
Net income	$3,101	$3,131
Weighted-average common shares outstanding	4,998	5,011
Basic earnings per share	0.62	0.62

Weighted-average common shares outstanding	$4,998	$5,011
Common stock equivalents due to effect of stock options	8	9
Total weighted-average common shares and equivalents	$5,006	$5,020
Diluted earnings per share	$0.62	$0.62
Anti-dilutive stock options outstanding	2	3

5. SECURITIES

Equity Securities

Equity securities owned by the Company consist of common stock of various financial services providers. ASC Topic 321, Investments – Equity Securities requires all equity securities within its scope to be measured at fair value with changes in fair value recognized in net income. The Company had $1.1 million in equity securities recorded at fair value as of June 30, 2024 and December 31, 2023. The Company recorded a net gain of $9,000 and a net loss of $4,000 in the three and six months ended June 30, 2024, respectively, and net losses of $42,000 and $64,000 in the three and six months ended June 30, 2023, respectively, due to changes in the fair value of the Company’s portfolio of equity securities during the applicable periods.

Debt Securities

Debt securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Debt securities that are not classified as held to maturity or trading are classified as available for sale. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax. The Company’s debt securities portfolio includes primarily bonds issued by U.S. Government sponsored enterprises (approximately 17% of the investment portfolio), mortgage-backed securities issued by Government-sponsored entities and backed by residential mortgages (approximately 75%), corporate debt securities (approximately 6%) and municipal bonds (approximately 2%) as of June 30, 2024. Most of the municipal bonds are general obligation bonds with maturities or pre-refunding dates within 5 years.

At both June 30, 2024 and December 31, 2023, excluding securities of the U.S. Government and its agencies, the Company had holdings of securities from two issuers in excess of 10% of stockholders’ equity; holdings in Federal Farm Credit Bank and Pennsylvania Housing Finance securities had fair values of $11.3 million and $4.7 million, respectively, as of June 30, 2024, and $11.3 million and $4.9 million, respectively, as of December 31, 2023.

The amortized cost and fair value of debt securities as of June 30, 2024 and December 31, 2023, by contractual maturity, are shown in the tables below. Expected maturities may differ from contractual maturities because the securities may be called or prepaid, with or without prepayment penalties. Securities not due at a single maturity date are shown separately.

(Dollars in thousands)	June 30, 2024
			Gross	Gross
	Amortized	Fair	Unrealized	Unrealized
Debt Securities Available for Sale	Cost	Value	Gains	Losses
Obligations of U.S. Government sponsored enterprises
After one year but within five years	$15,500	$14,224	$—	$(1,276)
	15,500	14,224	—	(1,276)
Obligations of state and political subdivisions
After one year but within five years	2,522	2,367	—	(155)
After five years but within ten years	4,355	3,521	—	(834)
	6,877	5,888	—	(989)
Corporate debt securities
After one year but within five years	4,575	4,116	—	(459)
After five years but within ten years	13,000	10,524	—	(2,476)
	17,575	14,640	—	(2,935)
Mortgage-backed securities	33,094	30,517	—	(2,577)
Total	$73,046	$65,269	$—	$(7,777)

(Dollars in thousands)	June 30, 2024
			Gross	Gross
	Amortized	Fair	Unrecognized	Unrecognized
Debt Securities Held to Maturity	Cost	Value	Gains	Losses
Obligations of U.S. Government sponsored enterprises
After one year but within five years	$24,981	$24,655	$—	$(38)
After five years but within ten years	5,011	4,973	—	(325)
	29,992	29,628	—	(363)
Mortgage-backed securities	166,319	159,604	1	(6,716)
Total	$196,311	$189,232	$1	$(7,079)

(Dollars in thousands)	December 31, 2023
			Gross	Gross
	Amortized	Fair	Unrealized	Unrealized
Debt Securities Available for Sale	Cost	Value	Gains	Losses
Obligations of U.S. Government sponsored enterprises
After one year but within five years	$15,500	$14,173	$—	$(1,327)
	15,500	14,173	—	(1,327)
Obligations of state and political subdivisions
Within one year	500	496	—	(4)
After one year but within five years	2,514	2,387	—	(127)
After five years but within ten years	4,355	3,625	—	(730)
	7,369	6,508	—	(861)
Corporate debt securities
After one year but within five years	4,608	4,048	—	(560)
After five years but within ten years	13,000	9,780	—	(3,220)
	17,608	13,828	—	(3,780)
Mortgage-backed securities	35,257	33,055	—	(2,202)
Total	$75,734	$67,564	$—	$(8,170)

(Dollars in thousands)	December 31, 2023
			Gross	Gross
	Amortized	Fair	Unrecognized	Unrecognized
Debt Securities Held to Maturity	Cost	Value	Gains	Losses
Obligations of U.S. Government sponsored enterprises
After one year but within five years	$15,886	$15,984	$104	$(6)
After five years but within ten years	13,634	13,702	85	(17)
	29,520	29,686	189	(23)
Mortgage-backed securities	171,124	168,461	1,917	(4,580)
Total	$200,644	$198,147	$2,106	$(4,603)

Certain obligations of the U.S. Government and state and political subdivisions, as well as mortgage-backed securities are pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law. The carrying value of the pledged assets was $176.9 million and $192.1 million on June 30, 2024 and December 31, 2023, respectively.

In addition to cash received from the scheduled maturities of investment securities, some securities available for sale are sold or called at current market values during normal operations. There were no sales of securities in the three and six month periods ended June 30, 2024 or June 30, 2023.

The following tables summarize available for sale debt securities with unrealized and unrecognized losses at June 30, 2024 and December 31, 2023, aggregated by category and length of time in a continuous unrealized loss position.

	Unrealized Losses at June 30, 2024
	Less Than 12 Months			12 Months or More			Total
(Dollars in thousands)	Number			Number			Number
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Securities available for sale
Obligations of U.S. Government sponsored enterprises	—	$—	$—	3	$14,224	$(1,276)	3	$14,224	$(1,276)
Obligations of state and political subdivisions	—	—	—	7	5,888	(989)	7	5,888	(989)
Corporate debt securities	—	—	—	9	14,640	(2,935)	9	14,640	(2,935)
Mortgage-backed securities	—	—	—	33	30,517	(2,577)	33	30,517	(2,577)
Total temporarily impaired securities available for sale	—	$—	$—	52	$65,269	$(7,777)	52	$65,269	$(7,777)

	Unrealized Losses at December 31, 2023
	Less Than 12 Months			12 Months or More			Total
(Dollars in thousands)	Number			Number			Number
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Securities available for sale
Obligations of U.S. Government sponsored enterprises	—	$—	$—	3	$14,173	$(1,327)	3	$14,173	$(1,327)
Obligations of state and political subdivisions	1	1,456	(11)	7	5,052	(850)	8	6,508	(861)
Corporate debt securities	—	—	—	9	13,828	(3,780)	9	13,828	(3,780)
Mortgage-backed securities	—	—	—	34	33,055	(2,202)	34	33,055	(2,202)
Total temporarily impaired securities available for sale	1	$1,456	$(11)	53	$66,108	$(8,159)	54	$67,564	$(8,170)

At June 30, 2024, three obligations of U.S. Government sponsored enterprises, seven obligations of state and political subdivisions, nine corporate debt securities, and thirty-three mortgage-backed securities available for sale had unrealized losses, all of which have been in a continuous loss position for twelve months or more. The mortgage-backed securities in the Company’s portfolio are government sponsored enterprise (“GSE”) pass-through instruments issued by the Federal National Mortgage Association (“FNMA”) or Federal Home Loan Mortgage Corporation (“FHLMC”), which guarantees the timely payment of principal on these investments.

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

Changes in the allowance for credit losses are recorded as credit loss expense (or reversal). Losses are charged against the allowance when management believes the uncollectibility of an available for sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met. As of June 30, 2024, management determined that an immaterial credit loss existed because the decline in fair value of the available for sale debt securities was mostly attributable to changes in  interest rates and other market conditions, rather than erosion of issuer credit quality and, as a result, timely payment of contractual cash flows, including principal and interest, has continued and is not considered at risk.

Credit Quality Indicators

All of the Company’s held to maturity debt securities are issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities are either explicitly or implicitly guaranteed by the U.S. government, except for the Federal Farm Credit Bank securities, but all are highly rated by major rating agencies and have a long history of no credit losses. Therefore, the Company did not record an allowance for credit losses for these securities as of June 30, 2024.

The Company monitors the credit quality of held to maturity debt securities using credit ratings. The credit ratings are sourced from nationally recognized rating agencies. All held to maturity debt securities were current in their payment of principal and interest as of June 30, 2024.

The following table summarizes the amortized cost of held to maturity debt securities aggregated by credit quality indicator based on the latest information available as of June 30, 2024.

(Dollars in thousands)

June 30, 2024	AAA	Total
Securities held to maturity
Obligations of U.S. Government sponsored enterprises	$29,992	$29,992
Mortgage-backed securities	166,319	166,319
	$196,311	$196,311

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

ASC 326 requires the Company to establish a liability for anticipated credit losses for unfunded commitments. To accomplish this, the Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit unless that obligation is unconditionally cancellable by the Company. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. At June 30, 2024, the Company had $55.0 million in unfunded commitments and $369,000 in anticipated credit losses in the reserve for unfunded lending commitments. At December 31, 2023, the Company had $56.0 million in unfunded commitments and $419,000 in anticipated credit losses in the reserve for unfunded lending commitments. The reserve for unfunded commitments is recorded in other liabilities on the Consolidated Statements of Financial Condition as opposed to in the ACL. Provisions to the reserve for unfunded lending commitments are recorded as other noninterest expense on the Consolidated Statements of Income.

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

In underwriting real estate - construction loans, the Company performs a thorough analysis of the financial condition of the borrower, the borrower’s credit history and, when applicable, the reliability and predictability of the cash flow generated by the project using feasibility studies, market data and other resources. Most appraisals on properties securing real estate - construction loans originated by the Company are performed by independent appraisers.

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

Personal loan terms vary according to the type and value of collateral and creditworthiness of the borrower. In underwriting personal loans, a thorough analysis of the borrower’s willingness and financial ability to repay the loan as agreed is performed. The ability to repay is determined by the borrower’s employment history, current financial condition and credit background.

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

Loan Portfolio Classification

The following table presents the loan portfolio by class at June 30, 2024 and December 31, 2023.

(Dollars in thousands)
	June 30, 2024	December 31, 2023
Commercial, financial and agricultural	$71,605	$65,821
Real estate - commercial	236,574	223,077
Real estate - construction:
1-4 family residential construction	2,658	5,085
Other construction loans	44,962	47,504
Real estate - mortgage	165,734	162,385
Obligations of states and political subdivisions	15,855	17,232
Personal	4,025	4,290
Total	$541,413	$525,394

The following tables disclose allowance for credit loss activity by loan class for the three and six months ended June 30, 2024 and June 30, 2023.

			Real estate-		Obligations
	Commercial,		construction	Real estate-	of states
(Dollars in thousands)	financial and	Real estate-	1-4 family	construction	and political	Real estate-
	agricultural	commercial	residential	other	subdivisions	mortgage	Personal	Total
Three Months Ended
June 30, 2024
Allowance for credit losses:
Beginning balance,	$780	$2,943	$105	$748	$57	$1,108	$51	$5,792
Provision for credit losses	(20)	158	(49)	(1)	(16)	32	15	119
Loans charged off	—	—	—	—	—	—	(14)	(14)
Recoveries collected	—	—	—	—	—	1	1	2
Total ending allowance balance	$760	$3,101	$56	$747	$41	$1,141	$53	$5,899
Six Months Ended
June 30, 2024
Allowance for credit losses:
Beginning balance,	$740	$2,799	$104	$778	$39	$1,157	$60	$5,677
Provision for credit losses	20	302	(48)	(31)	2	(18)	12	239
Loans charged off	—	—	—	—	—	—	(23)	(23)
Recoveries collected	—	—	—	—	—	2	4	6
Total ending allowance balance	$760	$3,101	$56	$747	$41	$1,141	$53	$5,899

			Real estate-		Obligations
	Commercial,		construction	Real estate-	of states
(Dollars in thousands)	financial and	Real estate-	1-4 family	construction	and political	Real estate-
	agricultural	commercial	residential	other	subdivisions	mortgage	Personal	Total
Three Months Ended
June 30, 2023
Allowance for credit losses:
Beginning balance,	$632	$2,596	$157	$771	$45	$1,112	$61	$5,374
Provision for credit losses	45	81	(44)	(51)	(4)	19	1	47
Loans charged off	—	—	—	—	—	—	(1)	(1)
Recoveries collected	—	—	—	—	—	19	3	22
Total ending allowance balance	$677	$2,677	$113	$720	$41	$1,150	$64	$5,442
Six Months Ended
June 30, 2023
Allowance for loan losses:
Beginning balance, prior to ASC 326 adoption	$297	$1,110	$69	$1,077	$54	$1,385	$35	$4,027
Impact of adopting ASC 326	337	1,204	114	(407)	(9)	(497)	15	757
Initial allowance on loans purchased with credit deterioration		106				248		354
Provision for credit losses	43	257	(70)	50	(4)	(4)	18	290
Loans charged off	—	—	—	—	—	(19)	(8)	(27)
Recoveries collected	—	—	—	—	—	37	4	41
Total ending allowance balance	$677	$2,677	$113	$720	$41	$1,150	$64	$5,442

There were no consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process as of June 30, 2024 or December 31, 2023. Charge-offs will occur when a confirmed loss is identified. Professional appraisals of collateral, discounted for expected selling costs, appraisal age, economic conditions and other known factors, are used to determine the charge-off amount.

Under ASC 326, loans that do not share risk characteristics are not evaluated collectively and are instead individually evaluated.  When management determines foreclosure is probable, expected credit losses are based on the fair value of the collateral, adjusted for selling costs as appropriate.

The following table presents the amortized cost basis of collateral-dependent loans by class of loans and collateral type as of June 30, 2024.

(Dollars in thousands)
	Real Estate	Other
Real estate - commercial	$135	$—
Real estate - mortgage	167	—
Personal	—	10
Total	$302	$10

The following table presents the amortized cost basis of collateral-dependent loans by class of loans and collateral type as of December 31, 2023.

(Dollars in thousands)
	Real Estate	Other
Real estate - commercial	$4,877	$—
Real estate - mortgage	57	—
Total	$4,934	$—

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

The following tables present the amortized cost basis of loans on nonaccrual status, including nonaccrual status loans with no allowance, and loans past due over 89 days still accruing as of June 30, 2024 and December 31, 2023, respectively.

(Dollars in thousands)	Nonaccrual with	Nonaccrual with	Loans Past Due
	No Allowance	an Allowance	Over 89 Days
As of June 30, 2024	for Credit Loss	for Credit Loss	Still Accruing(1)
Commercial, financial and agricultural	$—	$108	$—
Real estate - commercial	—	135	—
Real estate - mortgage	167	—	5
Personal	10	—	—
Total	$177	$243	$5

(Dollars in thousands)	Nonaccrual with	Nonaccrual with	Loans Past Due
	No Allowance	an Allowance	Over 89 Days
As of December 31, 2023	for Credit Loss	for Credit Loss	Still Accruing(1)
Commercial, financial and agricultural	$—	$18	$—
Real estate - commercial	4,877	—	—
Real estate - mortgage	57	—	—
Total	$4,934	$18	$—
(1)	These loans are guaranteed, or well-secured, and there is an effective means of collection in process.

The decline in nonaccrual real estate – commercial loans with no allowance for credit losses was due to the pay-off of a participated loan during the first quarter of 2024. The Company recognized $63,000 in interest income on nonaccrual loans for the six months ended June 30, 2024 and $12,000 for the year ended December 31, 2023.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. Past due status is determined by the contractual terms of the loan. The following tables present the classes of the loan portfolio, summarized by the past due status as of June 30, 2024 and December 31, 2023, respectively.

(Dollars in thousands)			Greater
	30‑59 Days	60‑89 Days	Than 89 Days	Total Past
As of June 30, 2024	Past Due(1)	Past Due	Past Due	Due
Commercial, financial and agricultural	$6	$—	$92	$98
Real estate - commercial	85	—	135	220
Real estate - mortgage	659	92	5	756
Personal	3	10	—	13
Total	$753	$102	$232	$1,087

(Dollars in thousands)			Greater
	30‑59 Days	60‑89 Days	Than 89 Days	Total Past
As of December 31, 2023	Past Due(1)	Past Due	Past Due	Due
Commercial, financial and agricultural	$73	$—	$—	$73
Real estate - commercial	117	—	—	117
Real estate - mortgage	332	90	4	426
Personal	9	—	—	9
Total	$531	$90	$4	$625
(1)	Loans are considered past due when the borrower is in arrears on two or more monthly payments.

Occasionally, the Company modifies loans to borrowers in financial difficulty by providing principal forgiveness, term extension, an other-then-insignificant payment delay or interest rate reduction. When principal forgiveness is provided, the amount of forgiveness is charged off against the allowance for credit losses. In some cases, the Company may provide multiple types of concessions on one loan. Typically, one type of concession, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another concession, such as principal forgiveness, may be granted. There were no loans modified to borrowers experiencing financial difficulty during the three and six months ended June 30, 2024 or June 30, 2023 and, as such, there were no payment defaults on loans modified to borrowers experiencing financial difficulty during the three and six months ended June 30, 2024 or June 30, 2023.

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

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of June 30, 2024 and December 31, 2023, respectively.

(Dollars in thousands)		Special
As of June 30, 2024	Pass	Mention	Substandard	Doubtful	Total
Commercial, financial and agricultural	$68,098	$3,399	$36	$72	$71,605
Real estate - commercial	222,075	13,454	1,045	—	236,574
Real estate - construction:
1-4 family residential construction	2,656	2	—	—	2,658
Other construction loans	40,127	4,835	—	—	44,962
Real estate - mortgage	164,812	206	716	—	165,734
Obligations of states and political subdivisions	15,855	—	—	—	15,855
Personal	4,015	—	10	—	4,025
Total	$517,638	$21,896	$1,807	$72	$541,413

(Dollars in thousands)		Special
As of December 31, 2023	Pass	Mention	Substandard	Doubtful	Total
Commercial, financial and agricultural	$62,952	$2,851	$18	$—	$65,821
Real estate - commercial	203,590	13,682	5,805	—	223,077
Real estate - construction:
1-4 family residential construction	5,085	—	—	—	5,085
Other construction loans	42,845	4,659	—	—	47,504
Real estate - mortgage	162,111	218	56	—	162,385
Obligations of states and political subdivisions	17,232	—	—	—	17,232
Personal	4,290	—	—	—	4,290
Total	$498,105	$21,410	5,879	$—	$525,394

Based on the most recent analysis performed, the amortized cost basis by risk category of loans by class of loan and by origination year as of June 30, 2024 is as follows:

							Revolving	Revolving
(Dollars in thousands)							Loans	Loans
							Amortized	Converted
As of June 30, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total
Commercial, financial and agricultural:
Risk Rating
Pass	$9,066	10,329	4,421	10,111	2,652	1,692	29,827	$—	$68,098
Special Mention	—	68	358	—	—	—	2,973	—	3,399
Substandard	—	—	—	—	—	16	20	—	36
Doubtful	—	—	—	—	—	72	—	—	72
Total commercial, financial and agricultural loans	$9,066	$10,397	$4,779	$10,111	$2,652	$1,780	$32,820	$—	$71,605

Commercial, financial and agricultural loans:
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Real estate - commercial:
Risk Rating
Pass	$18,162	35,569	56,556	27,432	15,236	66,070	3,036	$14	$222,075
Special Mention	—	—	4,339	—	3,878	5,044	193	—	13,454
Substandard	—	—	—	—	135	910	—	—	1,045
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate - commercial loans	$18,162	$35,569	$60,895	$27,432	$19,249	$72,024	$3,229	$14	$236,574

Real estate - commercial:
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Real estate - construction - 1-4 family residential:
Risk Rating
Pass	$1,079	1,577	—	—	—	—	—	—	$2,656
Special Mention	—	—	2	—	—	—	—	—	2
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate - construction - 1-4 family residential loans	$1,079	$1,577	$2	$—	$—	$—	$—	$—	$2,658

Real estate - construction - 1-4 family residential:
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Real estate - construction - other:
Risk Rating
Pass	$853	8,672	3,597	14,002	2,319	2,766	7,783	135	$40,127
Special Mention	—	—	—	—	4,607	228			4,835
Substandard	—	—	—	—	—				—
Doubtful	—	—	—	—	—				—
Total real estate - construction - other loans	$853	$8,672	$3,597	$14,002	$6,926	$2,994	$7,783	$135	$44,962

Real estate - construction - other:
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

							Revolving	Revolving
(Dollars in thousands)							Loans	Loans
							Amortized	Converted
As of June 30, 2024 (cont.)	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total
Real estate - mortgage:
Risk Rating
Pass	$9,549	25,140	44,923	17,947	13,589	44,783	8,581	300	$164,812
Special Mention	—	—	—	—	—	206	—	—	206
Substandard	—	—	—	—	—	716	—	—	716
Doubtful	—	—	—	—	—		—	—	—
Total real estate - mortgage loans	$9,549	$25,140	$44,923	$17,947	$13,589	$45,705	$8,581	$300	$165,734

Real estate - mortgage:
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Obligations of states and political subdivisions:
Risk Rating
Pass	$1,062	343	3,630	2,235	4,915	3,591	79	—	$15,855
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total Obligations of states and political subdivisions	$1,062	$343	$3,630	$2,235	$4,915	$3,591	$79	$—	$15,855

Obligations of states and political subdivisions:
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Personal:
Risk Rating
Pass	$965	1,749	758	231	31	181	78	22	$4,015
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	10	—	—	—	—	—	10
Doubtful	—	—	—	—	—	—	—	—	—
Total personal loans	$965	$1,749	$768	$231	$31	$181	$78	$22	$4,025

Personal:
Current period gross write offs	$—	$—	$(2)	$—	$—	$(21)	$—	$—	$(23)

The amortized cost basis by risk category of loans by class of loan and by origination year as of December 31, 2023 is as follows:

							Revolving	Revolving
(Dollars in thousands)							Loans	Loans
							Amortized	Converted
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	to Term	Total
Commercial, financial and agricultural:
Risk Rating
Pass	$10,750	$5,123	$11,793	$4,971	$3,903	$830	$25,582	$—	$62,952
Special Mention	70	414	—	—	72	—	2,295	—	2,851
Substandard	—	—	—	—	—	18	—	—	18
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial, financial and agricultural loans	$10,820	$5,537	$11,793	$4,971	$3,975	$848	$27,877	$—	$65,821

Commercial, financial and agricultural loans:
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Real estate - commercial:
Risk Rating
Pass	$36,375	$53,927	$23,561	$15,952	$17,606	$53,465	$2,688	$16	$203,590
Special Mention	—	4,469	—	3,894	211	4,909	199	—	13,682
Substandard	—	—	—	4,877	—	928	—	—	5,805
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate - commercial loans	$36,375	$58,396	$23,561	$24,723	$17,817	$59,302	$2,887	$16	$223,077

Real estate - commercial:
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Real estate - construction - 1-4 family residential:
Risk Rating
Pass	$1,674	$3,411	$—	$—	$—	$—	$—	$—	$5,085
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate - construction - 1-4 family residential loans	$1,674	$3,411	$—	$—	$—	$—	$—	$—	$5,085

Real estate - construction - 1-4 family residential:
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Real estate - construction - other:
Risk Rating
Pass	$5,254	$7,405	$17,928	$2,354	$276	$3,088	$6,390	$150	$42,845
Special Mention	—	—	2	4,657	—	—	—	—	4,659
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate - construction - other loans	$5,254	$7,405	$17,930	$7,011	$276	$3,088	$6,390	$150	$47,504

Real estate - construction - other:
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

							Revolving	Revolving
(Dollars in thousands)							Loans	Loans
							Amortized	Converted
As of December 31, 2023 (cont.)	2023	2022	2021	2020	2019	Prior	Cost Basis	to Term	Total
Real estate - mortgage:
Risk Rating
Pass	$27,062	$43,005	$19,173	$14,577	$5,524	$44,359	$8,084	$327	$162,111
Special Mention	—	—	—	—	—	218	—	—	218
Substandard	—	—	—	—	—	56	—	—	56
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate - mortgage loans	$27,062	$43,005	$19,173	$14,577	$5,524	$44,633	$8,084	$327	$162,385

Real estate - mortgage:
Current period gross write offs	$—	$—	$—	$—	$—	$(19)	$—	$—	$(19)

Obligations of states and political subdivisions:
Risk Rating
Pass	$350	$3,876	$2,413	$5,094	$12	$5,486	$1	$—	$17,232
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total Obligations of states and political subdivisions	$350	$3,876	$2,413	$5,094	$12	$5,486	$1	$—	$17,232

Obligations of states and political subdivisions:
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Personal:
Risk Rating
Pass	$2,385	$1,093	$362	$87	$63	$187	$91	$22	$4,290
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total personal loans	$2,385	$1,093	$362	$87	$63	$187	$91	$22	$4,290

Personal:
Current period gross write offs	$(4)	$(2)	$—	$(4)	$—	$(18)	$—	$—	$(28)

7. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

On September 8, 2006, the Company acquired a branch office in Richfield, PA. Goodwill associated with this transaction is carried at $2.0 million. On November 30, 2015, the Company acquired FNBPA Bancorp, Inc. and, as a result, the Company carries goodwill of $3.4 million relating to the acquisition. On April 30, 2018, the Company acquired the remainder of the outstanding common stock of Liverpool Community Bank and, as a result, the Company carries goodwill of $3.6 million relating to the acquisition. On May 12, 2023, the Company acquired a branch office (“Path Valley”) in Spring Run, Pennsylvania. Goodwill associated with this transaction is carried at $765,000. Total goodwill at both June 30, 2024 and December 31, 2023 was $9.8 million.

Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized but tested for impairment at least annually as of December 31, or more frequently if events and circumstances exists that indicate that a goodwill impairment test should be performed. Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. There was no goodwill impairment during the six months ended June 30, 2024 or June 30, 2023.

Intangible Assets

On November 30, 2015, a core deposit intangible in the amount of $303,000 associated with the FNBPA Bancorp, Inc. acquisition was recorded and is being amortized over a ten-year period using a sum of the years’ digits basis. Amortization expense recognized for the intangible related to the FNBPA acquisition for the three and six months ended June 30, 2024 was $3,000 and $5,000, respectively, and for the three and six months ended June 30, 2023 was $4,000 and $8,000, respectively.

On April 30, 2018, a core deposit intangible in the amount of $289,000 associated with the Liverpool Community Bank acquisition was recorded and is being amortized over a ten-year period using a sum of the years’ digit basis. Amortization expense recognized for the intangible related to the Liverpool Community Bank acquisition for the three and six months ended June 30, 2024 was $6,000 and $11,000, respectively, and for the three and six months ended June 30, 2023 was $7,000 and $14,000, respectively.

On May 12, 2023, a core deposit intangible in the amount of $303,000 associated with the Path Valley branch acquisition was recorded and is being amortized over a ten-year period using a sum of the years’ digit basis. Amortization expense recognized for the intangible related to the Path Valley branch acquisition for the three and six months ended June 30, 2024 was $13,000 and $26,000, respectively, and for the three and six months ended June 30, 2023 was $9,000.

The following table shows the amortization schedule for each of the intangible assets recorded.

(Dollars in thousands)	Path Valley	FNBPA	LCB
	Acquisition	Acquisition	Acquisition
	Core	Core	Core
	Deposit	Deposit	Deposit
	Intangible	Intangible	Intangible
Beginning Balance at Acquisition Date	$303	$303	$289
Amortization expense recorded prior to January 1, 2023	—	250	167
Amortization expense recorded in the twelve months
ended December 31, 2023	37	37	61
Unamortized balance as of December 31, 2023	266	16	61
Amortization expense recorded in the
six months ended June 30, 2024	26	5	11
Unamortized balance as of June 30, 2024	$240	$11	$50

Scheduled remaining amortization expense for years ended:
December 31, 2024	$25	$6	$12
December 31, 2025	46	5	17
December 31, 2026	40	—	12
December 31, 2027	35	—	7
December 31, 2028	29	—	2
Thereafter	65	—	—

8. DEPOSITS

At June 30, 2024 and December 31, 2023, time deposits that met or exceeded the FDIC insurance limit of $250,000 were $36.0 million and $33.4 million, respectively.

9. BORROWINGS

Borrowings consisted of the following as of June 30, 2024 and December 31, 2023:

(Dollars in thousands)	June 30,	December 31,
	2024	2023
Securities sold under agreements to repurchase	$14,390	$12,810
Short-term debt	47,000	40,000
Long-term debt with FHLB	5,000	20,000
	$66,390	$72,810

Long-term debt is comprised only of Federal Home Loan Bank (“FHLB”) advances with an original maturity of one year or more. A $15.0 million long-term advanced matured in May 2024. The following table summarizes the scheduled maturity of the remaining long-term debt as of June 30, 2024.

(Dollars in thousands)	Scheduled	Weighted Average
Year	Maturities	Interest Rate
2024	$—	—%
2025	5,000	2.41
2026	—	—
2027	—	—
2028	—	—
Thereafter	—	—
	$5,000	2.41%

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

The maximum number of shares of common stock that may be issued under the Plan is 300,000 shares and 177,100 shares remained available for grant as of June 30, 2024. Shares of common stock issued under the Plan may be treasury shares or authorized but unissued shares.  Forfeited awards are returned to the pool of shares available for grant for future awards.

Through the six months ended June 30, 2024, 9,628 restricted shares were awarded to certain officers and all directors. Each of the awards vest after three-years, with no interim vesting. As of June 30, 2024, there was $230,000 of unrecognized compensation cost related to all non-vested restricted stock awards. This cost is expected to be recognized over the vesting period through February 2027.

Compensation expense for stock options granted and restricted stock awarded is measured using the fair value of the award on the grant date and is recognized over the vesting period. The Company recognized stock-based compensation expense for the three and six months ended June 30, 2024 of $36,000 and $70,000, respectively, and for the three and six months ended June 30, 2023 of $39,000 and $71,000, respectively.

The following table presents a summary of the status of the Company’s non-vested restricted stock awards as of June 30, 2024. Changes during the period then ended are presented further below:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested at January 1, 2024	25,322	$16.21
Vested	(6,141)	16.55
Forfeited	—	—
Granted	9,628	12.35
Non-vested at June 30, 2024	28,809	$14.85

No stock options were awarded during the six months ended June 30, 2024. Previously granted stock options vest over a period of three to five years and are exercisable at the grant price, which is at least the fair market value of the stock on the grant date. The Plan provides that the option price per share may not be less than the fair market value of the stock on the day the option was granted, and in no event less than the par value of such stock. Options granted under the Plan are exercisable no earlier than one year after the date of grant and expire ten years after the date of the grant. All options previously granted under the Plans are scheduled to expire by February 17, 2025.

Total options outstanding as of June 30, 2024 have an exercise price of $17.80, and a weighted average remaining contractual life of approximately eight months.

As of June 30, 2024, there was no unrecognized compensation cost related to options granted under the Plan, and no options were exercised under the Plan during the period.

A summary of the status of the outstanding stock options as of June 30, 2024, and changes during the period then ended, is presented below:

	2024
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at beginning of year	50,425	$17.76
Granted	—	—
Exercised	—	—
Expired	(24,225)	17.72
Outstanding at end of year	26,200	$17.80

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan under which employees, through payroll deductions, may purchase shares of Company stock annually. The option price of the stock purchases is between 95% and 100% of the fair market value of the stock on the offering termination date as determined annually by the Board of Directors. The maximum number of shares which employees may purchase under the Plan is 250,000; however, the annual issuance of shares may not exceed 5,000 shares plus any unissued shares from prior offerings. There were 2,866 shares issued from treasury under this plan during the three and six months ended June 30, 2024 and 4,230 shares issued from treasury under this plan during the three and six months ended June 30, 2023. As of June 30, 2024, there were 149,554 shares reserved for issuance under the Employee Stock Purchase Plan.

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

Derivatives – The fair values of interest rate swaps and risk participation derivatives are determined using models that incorporate readily observable market data into a market standard methodology. This methodology nets the discounted future cash receipts and the discounted expected cash payments. The discounted variable cash receipts and payments are based on expectations of future interest rates derived from observable market interest rate curves. In addition, fair value is adjusted for the effect of nonperformance risk by incorporating credit valuation adjustments for the Company and its counterparties. These assets and liabilities are classified as Level 2 fair values, based upon the lowest level of input that is significant to the fair value measurements.

The following tables summarize financial assets and financial liabilities measured at fair value as of June 30, 2024 and December 31, 2023 segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value. There were no assets measured at fair value on a non-recurring basis as of June 30, 2024 or December 31, 2023.

	(Level 1)	(Level 2)	(Level 3)
	Quoted Prices in	Significant	Significant
(Dollars in thousands)	Active Markets	Other	Other
	for Identical	Observable	Unobservable
June 30, 2024	Assets	Inputs	Inputs	Total
Assets measured at fair value on a recurring basis:
Debt securities available for sale:
Obligations of U.S. Government agencies and corporations	$—	$14,224	$—	$14,224
Obligations of state and political subdivisions	—	5,888	—	5,888
Corporate debt securities	—	8,097	6,543	14,640
Mortgage-backed securities	—	30,517	—	30,517
Total debt securities available for sale	$—	$58,726	$6,543	$65,269
Equity securities	$1,070	$—	$—	$1,070
Mortgage servicing rights	$—	$—	$79	$79

	(Level 1)	(Level 2)	(Level 3)
	Quoted Prices in	Significant	Significant
(Dollars in thousands)	Active Markets	Other	Other
	for Identical	Observable	Unobservable
December 31, 2023	Assets	Inputs	Inputs	Total
Assets measured at fair value on a recurring basis:
Debt securities available for sale:
Obligations of U.S. Government agencies and corporations	$—	$14,173	$—	$14,173
Obligations of state and political subdivisions	—	6,508	—	6,508
Corporate debt securities	—	7,675	6,153	13,828
Mortgage-backed securities	—	33,055	—	33,055
Total debt securities available for sale	$—	$61,411	$6,153	$67,564
Equity securities	$1,073	$—	$—	$1,073
Mortgage servicing rights	$—	$—	$83	$83

The table below presents a reconciliation of the beginning and ending balances of investment securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six month periods ended June 30, 2024 and 2023.

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30,		June 30,
	2024	2023	2024	2023
Investment Securities:
Beginning balance	$6,494	$6,649	$6,153	$7,145
Total gain (loss) included in OCI	49	(741)	390	(1,237)
Purchases	—	—	—	—
Principal payments and other	—	—	—	—
Sales	—	—	—	—
Balance, end of period	$6,543	$5,908	$6,543	$5,908

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

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

	Financial Instruments
(Dollars in thousands)	June 30, 2024		December 31, 2023
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and due from banks	$5,834	$5,834	$17,189	$17,189
Interest bearing deposits with banks	5,105	5,105	11,741	11,741
Debt securities available for sale	65,269	65,269	67,564	67,564
Debt securities held to maturity	196,311	189,232	200,644	198,147
Loans, net of allowance for credit losses	535,514	515,700	519,717	500,439
Accrued interest receivable	2,574	2,574	2,438	2,438

Financial liabilities:
Time deposits	$204,580	$201,239	$197,387	$194,219
Securities sold under agreements to repurchase	14,390	N/A	12,810	N/A
Short-term borrowings	47,000	46,393	40,000	39,868
Long-term debt	5,000	5,000	20,000	19,638
Other interest bearing liabilities	892	890	951	947
Accrued interest payable	1,524	1,524	1,397	1,397

Off-balance sheet financial instruments:
Commitments to extend credit	$—	$—	$—	$—
Letters of credit	—	—	—	—

The following tables present the carrying amount, fair value and placement in the fair value hierarchy of the Company’s financial instruments not previously disclosed as of June 30, 2024 and December 31, 2023. The tables exclude financial instruments for which the carrying amount approximates fair value.

			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices in	Significant	Significant
(Dollars in thousands)			Active Markets	Other	Other
	Carrying		for Identical	Observable	Unobservable
	Amount	Fair Value	Assets or Liabilities	Inputs	Inputs
June 30, 2024
Financial instruments – Assets
Debt securities held to maturity	$196,311	$189,232	$—	$189,232	$—
Loans, net of allowance for credit losses	535,514	515,700	—	—	515,700
Financial instruments – Liabilities
Time deposits	$204,580	$201,239	$—	$201,239	$—
Short-term borrowings	47,000	46,393	—	46,393	—
Long-term debt	5,000	5,000	—	5,000	—
Other interest bearing liabilities	892	890	—	890	—

			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices in	Significant	Significant
(Dollars in thousands)			Active Markets	Other	Other
	Carrying		for Identical	Observable	Unobservable
	Amount	Fair Value	Assets or Liabilities	Inputs	Inputs
December 31, 2023
Financial instruments – Assets
Debt securities held to maturity	$200,644	$198,147	$—	$198,147	$—
Loans, net of allowance for credit losses	519,717	500,439	—	—	500,439
Financial instruments – Liabilities
Time deposits	$197,387	$194,219	$—	$194,219	$—
Short-term borrowings	40,000	39,868	—	39,868	—
Long-term debt	20,000	19,638	—	19,638	—
Other interest bearing liabilities	951	947	—	947	—

12. COMMITMENTS, CONTINGENT LIABILITIES AND GUARANTEES

In the ordinary course of business, the Company makes commitments to extend credit to its customers through letters of credit, loan commitments and lines of credit. At June 30, 2024, the Company had $133.0 million outstanding in loan commitments and other unused lines of credit extended to its customers as compared to $137.4 million at December 31, 2023.

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its letters of credit. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third-party. Generally, financial and performance letters of credit have expiration dates within one year of issuance, while commercial letters of credit have longer term commitments. The credit risk involved in issuing letters of credit is essentially the same as the risks that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. The Company had outstanding $3.8 million and $3.6 million of financial and performance letters of credit commitments as of June 30, 2024 and December 31, 2023, respectively. Commercial letters of credit as of June 30, 2024 and December 31, 2023 totaled $9.5 million and $9.3 million, respectively. Management believes the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential number of future payments required under the corresponding guarantees. The amount of the liability as of June 30, 2024 for payments under letters of credit issued was not material.

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

13. DERIVATIVES

The Company may enter into derivative financial instruments as part of its asset liability management strategy to help manage its interest rate risk position and to meet the needs of customers.

Derivatives Designated as Hedging Instruments

The Company had no derivatives designated as cash flow hedges as of June 30, 2024 and December 31, 2023. In April 2023, the Company’s remaining interest rate swap with a notional amount of $20.0 million designated as a cash flow hedge on a short-term FHLB advance matured. Changes in the fair value of the swap were recorded in other comprehensive income. The interest rate swap was determined to be fully effective during the 2023 period and, as such, no amount of ineffectiveness was included in net income.

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

The gain recognized into income for the cash flow hedging relationship on the Consolidated Statements of Income for the three and six months ended June 30, 2023 was $55,000 and $269,000, respectively.

Derivatives Not Designated as Hedging Instruments

Juniata entered into risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which Juniata is a participant. The risk participation agreements provide credit protection to the financial institution should the borrower fail to perform on its interest rate derivative contract with the financial institution. These risk participation agreements are recorded within other liabilities on the Consolidated Statement of Financial Condition at their estimated fair value. At June 30, 2024, the estimated fair value of the risk participation agreements was $35,000. Changes to the fair value of the risk participation agreements are included in fees derived from loan activity in the Consolidated Statement of Income. For the three and six months ended June 30, 2024, income of $4,000 and $21,000, respectively, was recorded.

Juniata acts as an interest rate swap counterparty for one commercial borrower, which is accounted for at fair value. Juniata manages its exposure to such interest rate swaps by entering corresponding and offsetting interest rate swaps with a third party that mirrors the terms of the swap with the commercial borrower. This position, referred to as a “back-to-back swap”, directly offsets itself, and Juniata’s exposure is the fair value of the derivative due to changes in credit risk of the commercial borrower and third party. The back-to-back swap is recorded within other assets and other liabilities on the Consolidated Statement of Financial Condition at the estimated fair value. At June 30, 2024, the estimated fair value of the back-to-back swap was $25,000.

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
$18,703

15. SUBSEQUENT EVENTS

On July 16, 2024, the Board of Directors declared a cash dividend of $0.22 per share to shareholders of record on August 16, 2024, payable on August 30, 2024.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements:

The information contained in this Quarterly Report on Form 10-Q contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder). These forward-looking statements may include projections of, or guidance on, the Company’s future financial performance, expected levels of future expenses, including future credit losses, anticipated growth strategies, descriptions of new business initiatives and anticipated trends in the Company’s business or financial results. When words such as "may”, "should”, "will”, "could”, "estimates”, "predicts”, "potential”, “possible”, "continue”, "anticipates”, "believes”, "plans”, "expects”, "future”, "intends”, “projects”, the negative of these terms and other comparable terminology are used in this report, Juniata is making forward-looking statements. Any forward-looking statement made by the Company in this document is based only on Juniata’s current expectations, estimates and projections about future events and financial trends affecting the financial condition of its business based on information currently available to the Company and speaks only as of the date when made. Juniata undertakes no obligation to publicly update or revise forward-looking information, whether as a result of new or updated information, future events, or otherwise. Forward-looking statements are not historical facts or guarantees of future performance. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of the Company’s control, and actual results may differ materially from this forward-looking information and therefore, should not be unduly relied upon.  Many factors could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements, including, but not limited to: (i) the factors set forth in the sections of Juniata’s Annual Report on Form 10-K/A for the year ended December 31, 2023, titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and factors set forth in other current and periodic reports which Juniata has or will file with the Securities and Exchange Commission, and (ii) the following factors:

●	changes in general economic, business and political conditions, including inflation, a recession or intensified international hostilities;
●	the impact of adverse changes in the economy and real estate markets, including protracted periods of low-growth and sluggish loan demand;
●	the effect of market interest rates and uncertainties, and relative balances of rate-sensitive assets to rate-sensitive liabilities, on net interest margin and net interest income;
●	the effect of competition on rates of deposit and loan growth, deposit and loan rates, and net interest margin;
●	increases in non-performing assets, which may result in increases in the allowance for credit losses, loan charge-offs and elevated collection and carrying costs related to such non-performing assets;
●	other income growth, including the impact of regulatory changes which have reduced debit card interchange revenue;
●	investment securities gains and losses, including other than temporary declines in the value of securities which may result in charges to earnings;
●	the effects of changes in the applicable federal income tax rate;
●	the level of other expenses, including salaries and employee benefit expenses;
●	the impact of increased regulatory scrutiny of the banking industry;
●	the impact of governmental monetary and fiscal policies, as well as legislative and regulatory changes;
●	the results of regulatory examination and supervision processes;
●	the failure of assumptions underlying the establishment of reserves for loan and lease losses, and estimations of collateral values and various financial assets and liabilities;
●	the increasing time and expense associated with regulatory compliance and risk management;
●	the ability to implement business strategies, including business acquisition activities and organic branch, product and service expansion strategies;
●	capital and liquidity strategies, including the impact of the capital and liquidity requirements modified by the Basel III standards;

●	the effects of changes in accounting policies, standards and interpretations on the presentation in the Company’s consolidated balance sheets and consolidated statements of income;
●	the Company’s failure to identify and to address cyber-security risks;
●	the Company’s ability to keep pace with technological changes;
●	the Company’s ability to attract and retain talented personnel;
●	the Company’s reliance on its subsidiary for substantially all its revenues and its ability to pay dividends;
●	acts of war or terrorism;
●	disruptions due to flooding, climate change, severe weather or other natural disasters;
●	failure of third-party service providers to perform their contractual obligations;
●	the impact of unrealized losses on debt securities on accumulated other comprehensive income and stockholders’ equity; and
●	the potential effects of regulatory responses and customer reaction to the recent bank failures.

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

General:

The following discussion relates to the consolidated financial condition of the Company as of June 30, 2024, compared to December 31, 2023, and the consolidated results of operations for the three and six months ended June 30, 2024, compared to the same periods in 2023. This discussion should be read in conjunction with the interim consolidated financial statements and related notes included herein.

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

Financial Condition:

Total assets as of June 30, 2024 were $862.7 million, a decrease of $7.9 million, or 0.9%, compared to December 31, 2023. Cash and cash equivalents decreased by $18.0 million, or 62.2%, as of June 30, 2024 compared to December 31, 2023, as cash was used primarily to fund loan growth, with total loans increasing by $16.0 million, or 3.0%, mainly due to an increase in real estate – commercial and commercial, financial and agricultural loans. Total deposits decreased by $3.9 million, or 0.5%, as of June 30, 2024 compared to December 31, 2023 primarily due to a decline in interest bearing demand and money market deposits. Short-term borrowings and repurchase agreements increased by $8.6 million, or 16.3%, as of June 30, 2024 compared to year end 2023 as overnight borrowings replaced a 5-year FHLB advance that matured in May 2024, leading to the $15.0 million, or 75.0%, decline in long-term debt.

The table below illustrates the changes in deposit volumes by type of deposit as of June 30, 2024 compared to December 31, 2023.

(Dollars in thousands)	June 30,	December 31,	Change
	2024	2023	$	%
Deposits:
Demand, non-interest bearing	$198,119	$197,027	$1,092	0.6%
Interest bearing demand and money market	209,256	220,217	(10,961)	(5.0)
Savings	133,223	134,414	(1,191)	(0.9)
Time deposits, $250,000 and more	35,979	33,412	2,567	7.7
Other time deposits	168,601	163,975	4,626	2.8
Total deposits	$745,178	$749,045	$(3,867)	(0.5)%

The following table shows the change in loan balances by loan class between December 31, 2023 and June 30, 2024.

(Dollars in thousands)	June 30,	December 31,	Change
	2024	2023	$	%
Loans:
Commercial, financial and agricultural	$71,605	$65,821	$5,784	8.8%
Real estate – commercial	236,574	223,077	13,497	6.1
Real estate – construction:
1-4 family residential construction	2,658	5,085	(2,427)	(47.7)
Other construction loans	44,962	47,504	(2,542)	(5.4)
Real estate – mortgage	165,734	162,385	3,349	2.1
Obligations of states and political subdivisions	15,855	17,232	(1,377)	(8.0)
Personal	4,025	4,290	(265)	(6.2)
Total loans	$541,413	$525,394	$16,019	3.0%

A summary of the activity in the allowance for credit losses for the six month periods ended June 30, 2024 and 2023, respectively, is presented below.

(Dollars in thousands)	Six months ended June 30,
	2024	2023
January 1, beginning balance	$5,677	$4,027
Impact of adopting ASC 326	—	1,111
Loans charged off	(23)	(27)
Recoveries of loans previously charged off	6	41
Net (charge-offs) recoveries	(17)	14
Provision for credit losses	239	290
Balance of allowance – end of period	$5,899	$5,442

Ratio of net (charge-offs) recoveries during period to average loans outstanding	0.00%	0.00%

A provision for credit losses of $239,000 was recorded in the six months ended June 30, 2024, compared to $290,000 for the six months ended June 30, 2023.

As of June 30, 2024, there were $21.9 million of loans classified as special mention compared to $21.4 million at December 31, 2023, $1.8 million of loans classified as substandard at June 30, 2024 compared to $5.9 million at December 31, 2023, and $72,000 of loans classified as doubtful at June 30, 2024 compared to none at December 31, 2023. The decline in substandard loans between periods was primarily due to the pay-off of a participated real estate-commercial loan during the first quarter of 2024.

Management believes the allowance for credit losses carried were adequate to cover forecasted expected credit losses as of June 30, 2024. Management also believes the Company has sufficient liquidity and capital to absorb losses that may occur but continues to closely monitor the financial strength of borrowers and their ability to comply with repayment terms.

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

The following table summarizes the Bank’s non-performing loans on June 30, 2024 compared to December 31, 2023.

(Dollars in thousands)	June 30, 2024	December 31, 2023
Non-performing loans
Non-accrual loans	$420	$4,952
Accruing loans past due 90 days or more	5	—
Total	$425	$4,952

Loans outstanding	$541,413	$525,394

Ratio of non-performing loans to loans outstanding	0.08%	0.94%
Ratio of non-accrual loans to loans outstanding	0.08%	0.94%
Allowance for credit losses to non-accrual loans	1,404.52%	114.64%

Total non-performing loans as of June 30, 2024 decreased $4.5 million compared to December 31, 2023, due to a decline in non-accrual loans resulting from the pay-off of a participated non-accrual real estate-commercial loan during the first quarter of 2024.

Subsequent to June 30, 2024, the following event took place:

On July 16, 2024, the Board of Directors declared a cash dividend of $0.22 per share to shareholders of record on August 16, 2024, payable on August 30, 2024.

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

The ACL is made up of two basic components. The first component of the allowance for credit loss is the specific reserve in which the Company sets aside reserves based on the analysis of individual analyzed credits. In establishing specific reserves, the Company analyzes all substandard, doubtful and loss graded loans monthly and makes judgments about the risk of loss based on the cash flow of the borrower, the value of any collateral and the financial strength of any guarantors. If the loan is individually analyzed and cash flow dependent, then a specific reserve is established for the discount on the net present value of expected future cash flows. If the loan is individually analyzed and collateral dependent, then any shortfall is either charged off or a specific reserve is established. The Company also considers the impacts of any Small Business Administration guarantees. The specific reserve portion of the ACL was $62,000 at June 30, 2024 and $4,000 at December 31, 2023.

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

The quantitative general allowance was $2.7 million at June 30, 2024 and $2.5 million at December 31, 2023.

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

The qualitative analysis resulted in a general reserve of $3.2 million at June 30, 2024, compared to $3.2 million at December 31, 2023.

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

Comparison of the Three Months Ended June 30, 2024 and 2023

Operations Overview:

Net income for the three months ended June 30, 2024 was $1.7 million, an increase of $348,000, or 24.9%, compared to the three months ended June 30, 2023. Basic and diluted earnings per share was $0.35 for the three months ended June 30, 2024, an increase of 25.0% compared to basic and diluted earnings per share of $0.28 for the comparable 2023 period.

Annualized return on average assets for the three months ended June 30, 2024 was 0.81%, compared to the annualized return on average assets of 0.67% for the same period in 2023. For the three months ended June 30, annualized return on average equity was 16.38% in 2024 compared to 15.49% in 2023.

Presented below are selected key ratios for the two periods:

	Three Months Ended
	June 30,
	2024	2023
Return on average assets (annualized)	0.81%	0.67%
Return on average equity (annualized)	16.38%	15.49%
Average equity to average assets	4.94%	4.33%
Non-interest income, as a percentage of average assets (annualized)	0.69%	0.66%
Non-interest expense, as a percentage of average assets (annualized)	2.36%	2.62%

The discussion that follows further explains changes in the components of net income when comparing the three months ended June 30, 2024 with the three months ended June 30, 2023.

Net Interest Income:

Net interest income was $5.8 million for the three months ended June 30, 2024, an increase of $107,000, or 1.9%, compared to $5.7 million for the three months ended June 30, 2023.

Average interest earning assets increased 2.9%, to $858.5 million, for the three months ended June 30, 2024 compared to the same period in 2023, primarily due to an increase of $43.0 million, or 8.7%, in average loans. The increase in average loans was partially offset by a decline of $20.7 million, or 6.2%, in average investment securities as principal paydowns on the mortgage-backed securities portfolio were used to fund loan growth rather than being reinvested into the securities portfolio. Average interest bearing liabilities increased by $19.9 million, or 3.3%, compared to the corresponding 2023 period. This increase was primarily due to increases of $19.7 million, or 10.7%, in average time deposits as customers moved to preferred higher-rate deposit products and $9.5 million, or 14.8%, in average borrowings and other interest bearing liabilities.

The yield on earning assets increased 44 basis points, to 4.36%, for the three months ended June 30, 2024 compared to same period last year, driven by an increase in loan yields of 55 basis points, while the cost to fund interest earning assets with interest bearing liabilities increased 63 basis points, to 2.29%, when comparing the two periods. The net interest margin, on a fully tax equivalent basis, decreased from 2.76% for the three months ended June 30, 2023 to 2.73% for the three months ended June 30, 2024. The Company anticipates continued margin compression as the Federal Reserve continues to work to control inflation by maintaining target ranges for the prime rate and federal funds rate.

The table below shows the net interest margin on a fully tax-equivalent basis for the three months ended June 30, 2024 and 2023.

Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended			Three Months Ended
(Dollars in thousands)	June 30, 2024			June 30, 2023			Increase (Decrease) Due To (6)
	Average		Yield/	Average		Yield/
	Balance(1)	Interest	Rate	Balance(1)	Interest	Rate	Volume	Rate	Total
ASSETS
Interest earning assets:
Loans:
Taxable loans (5)	$514,597	$7,591	5.93%	$466,019	$6,291	5.41%	$658	$642	$1,300
Tax-exempt loans	23,345	187	3.23	28,939	218	3.02	(42)	11	(31)
Total loans	537,942	7,778	5.82	494,958	6,509	5.27	616	653	1,269
Investment securities:
Taxable investment securities	307,647	1,455	1.89	327,113	1,579	1.93	(94)	(30)	(124)
Tax-exempt investment securities	5,576	29	2.08	6,783	37	2.18	(7)	(1)	(8)
Total investment securities	313,223	1,484	1.90	333,896	1,616	1.94	(101)	(31)	(132)

Interest bearing deposits	7,347	49	2.68	5,059	29	2.29	13	7	20
Federal funds sold	—	—	—	—	—	—	—	—	—
Total interest earning assets	858,512	9,311	4.36	833,913	8,154	3.92	528	629	1,157

Other assets (7)	4,371			123
Total assets	$862,883			$834,036

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing demand deposits (2)	$208,055	890	1.72	$212,813	555	1.05	$(13)	$348	$335
Savings deposits	133,726	17	0.05	138,229	17	0.05	—	—	—
Time deposits	203,855	1,815	3.58	184,189	1,313	2.86	141	361	502
Short-term and long-term borrowings and other interest bearing liabilities	73,906	809	4.40	64,385	596	3.71	88	125	213
Total interest bearing liabilities	619,542	3,531	2.29	599,616	2,481	1.66	216	834	1,050

Non-interest bearing liabilities:
Demand deposits	194,012			192,347
Other	6,682			5,973
Stockholders’ equity	42,647			36,100
Total liabilities and stockholders’ equity	$862,883			$834,036
Net interest income and net interest rate spread		$5,780	2.07%		$5,673	2.26%	$312	$(205)	$107
Net interest margin on interest earning assets (3)			2.71%			2.73%
Net interest income and net interest margin - Tax equivalent basis (4)		$5,838	2.73%		$5,741	2.76%

Notes:

1)	Average balances were calculated using a daily average.
2)	Includes interest-bearing demand and money market accounts.
3)	Net margin on interest earning assets is net interest income divided by average interest earning assets.
4)	Interest on obligations of states and municipalities is not subject to federal income tax. To make the net yield comparable on a fully taxable basis, a tax equivalent adjustment is applied against the tax-exempt income utilizing a federal tax rate of 21%.
5)	Non-accruing loans are included in the above table until they are charged off.
6)	The change in interest due to rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
7)	Includes gross unrealized gains (losses) on securities available for sale and securities transferred to held to maturity.

Provision for Credit Losses:

Juniata recorded a provision for credit losses of $119,000 for the three months ended June 30, 2024 compared to a provision for credit losses of $47,000 for the three months ended June 30, 2023. For the 2024 period, elevated qualitative risk factors were considered, including credit concentrations, asset quality trends, loan growth and net charge-offs resulting in a higher provision for credit losses in comparison to the 2023 period.

Management regularly reviews the adequacy of the allowance for credit losses and makes assessments as to specific loan impairment, charge-off expectations, general economic conditions in the Bank’s market area, specific loan quality and other factors. See the earlier discussion in the Financial Condition section explaining the information used to determine the provision.

Non-interest Income:

Non-interest income was $1.5 million for the three months ended June 30, 2024, an increase of 7.3%, over the three months ended June 30, 2023. Most significantly impacting non-interest income in the comparative three month periods were increases of $117,000 in customer service fees and $86,000 in fees derived from loan activity, resulting primarily from an increase in title insurance commissions in the 2024 period. Partially offsetting these increases in the comparative three month periods was a decrease of $161,000 in life insurance proceeds as no item in this category was recorded in the three months ended June 30, 2024.

As a percentage of average assets, annualized non-interest income was 0.69% for the three months ended June 30, 2024 compared to 0.66% for the three months ended June 30, 2023.

Non-interest Expense:

Non-interest expense was $5.1 million for the three months ended June 30, 2024, compared to $5.5 million for the three months ended June 30, 2023, a decrease of 6.6%. Most significantly impacting non-interest expense in the comparative three month periods were decreases of $216,000 in employee benefits expense, due primarily to a decline in medical claims expenses, and the recording of $209,000 in merger and acquisition expense from the Path Valley branch acquisition in the second quarter of 2023. Also impacting the comparative three month periods was a $115,000 decrease in data processing expense due to the recording of a $238,000 breakage fee from our previous core provider in June 2023. These decreases were partially offset by increases of $101,000 in employee compensation and $60,000 in equipment expense.

As a percentage of average assets, annualized non-interest expense was 2.36% for the three months ended June 30, 2024 compared to 2.62% for the three months ended June 30, 2023.

Provision for Income Taxes:

An income tax provision of $296,000 was recorded for the three months ended June 30, 2024 compared to $151,000 recorded for the three months ended June 30, 2023. The increase between three month periods was mainly due to more taxable income recorded in the 2024 period. Juniata qualifies for a federal tax credit for an investment in a low-income housing partnerships. The tax credit was $82,000 for both the three months ended June 30, 2024 and June 30, 2023.

For the three months ended June 30, 2024, the tax credit lowered the effective tax rate from 18.6% to 14.5% compared to the same period in 2023, when the tax credit lowered the effective tax rate from 15.1% to 9.7%.

Comparison of the Six Months Ended June 30, 2024 and 2023

Operations Overview:

Net income was $3.1 million for both the six months ended June 30, 2024 and June 30, 2023 and earnings per share, basic and diluted, were $0.62 for both six month periods.

Annualized return on average assets for the six months ended June 30, 2024 was 0.72%, compared to 0.75% for the same period in 2023. For the six months ended June 30, annualized return on average equity was 15.14% in 2024 compared to 17.46% in 2023.

Presented below are selected key ratios for the two periods:

	Six Months Ended
	June 30,
	2024	2023
Return on average assets (annualized)	0.72%	0.75%
Return on average equity (annualized)	15.14%	17.46%
Average equity to average assets	4.76%	4.31%
Non-interest income, as a percentage of average assets (annualized)	0.64%	0.62%
Non-interest expense, as a percentage of average assets (annualized)	2.38%	2.46%

The discussion that follows further explains changes in the components of net income when comparing the six months ended June 30, 2024 to the six months ended June 30, 2023.

Net Interest Income:

Net interest income was $11.3 million during the six months ended June 30, 2023, a decrease of $122,000, or 1.1%, compared to $11.4 million recorded during the six months ended June 30, 2023.

Average earning assets increased $26.1 million, or 3.1%, to $857.8 million, during the six months ended June 30, 2024, compared to the same period in 2023, due primarily to an increase of $44.9 million, or 9.2%, in average loans. The increase in average loans was partially offset by a decline of $20.9 million, or 6.2%, in average investment securities as principal paydowns on the mortgage-backed securities portfolio were used to fund loan growth rather than being reinvested into the securities portfolio. Average interest bearing liabilities increased by $25.4 million, or 4.3%, during the six months ended June 30, 2024 compared to the comparable 2023 period, due to growth in average time deposits, repurchase agreements and short-term borrowings, with this growth partially funding loan growth. The yield on earning assets increased 43 basis points, to 4.29%, due to a 53 basis point increase in the yield on average loans in the six months ended June 30, 2024 compared to the six months ended June 30, 2023, while the cost to fund interest earning assets with interest bearing liabilities increased 76 basis points, to 2.27%.

The net interest margin, on a fully tax equivalent basis, decreased from 2.81% during the six months ended June 30, 2023, to 2.68% during the six months ended June 30, 2024.

The table below shows the net interest margin on a fully tax-equivalent basis for the six months ended June 30, 2024 and 2023.

	Six Months Ended			Six Months Ended
(Dollars in thousands)	June 30, 2024			June 30, 2023			Increase (Decrease) Due To (6)
	Average		Yield/	Average		Yield/
	Balance(1)	Interest	Rate	Balance(1)	Interest	Rate	Volume	Rate	Total
ASSETS
Interest earning assets:
Loans:
Taxable loans (5)	$511,101	$14,858	5.85%	$461,980	$12,201	5.33%	$1,308	$1,349	$2,657
Tax-exempt loans	24,442	387	3.18	28,662	428	3.01	(63)	22	(41)
Total loans	535,543	15,245	5.72	490,642	12,629	5.19	1,245	1,371	2,616
Investment securities:
Taxable investment securities	309,994	2,920	1.88	329,693	3,159	1.92	(189)	(50)	(239)
Tax-exempt investment securities	5,576	59	2.12	6,795	73	2.15	(13)	(1)	(14)
Total investment securities	315,570	2,979	1.89	336,488	3,232	1.92	(202)	(51)	(253)

Interest bearing deposits	6,699	92	2.77	4,552	45	1.98	21	26	47
Federal funds sold	—	—	—	—	—	—	—	—	—
Total interest earning assets	857,812	18,316	4.29	831,682	15,906	3.86	1,064	1,346	2,410

Other assets (7)	3,188			(194)
Total assets	$861,000			$831,488

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing demand deposits (2)	$207,980	1,800	1.74	$212,376	1,029	0.98	$(21)	$792	$771
Savings deposits	134,348	33	0.05	139,105	34	0.05	(1)	—	(1)
Time deposits	201,241	3,531	3.53	174,172	2,265	2.62	355	911	1,266
Short-term and long-term borrowings and other interest bearing liabilities	76,868	1,633	4.27	69,371	1,137	3.31	124	372	496
Total interest bearing liabilities	620,437	6,997	2.27	595,024	4,465	1.51	457	2,075	2,532

Non-interest bearing liabilities:
Demand deposits	192,870			194,583
Other	6,741			6,020
Stockholders’ equity	40,952			35,861
Total liabilities and stockholders’ equity	$861,000			$831,488
Net interest income and net interest rate spread		$11,319	2.02%		$11,441	2.35%	$607	$(729)	$(122)
Net interest margin on interest earning assets (3)			2.65%			2.77%
Net interest income and net interest margin - Tax equivalent basis (4)		$11,438	2.68%		$11,574	2.81%

Notes:

1)	Average balances were calculated using a daily average.
2)	Includes interest-bearing demand and money market accounts.
3)	Net margin on interest earning assets is net interest income divided by average interest earning assets.
4)	Interest on obligations of states and municipalities is not subject to federal income tax. To make the net yield comparable on a fully taxable basis, a tax equivalent adjustment is applied against the tax-exempt income utilizing a federal tax rate of 21%.
5)	Non-accruing loans are included in the above table until they are charged off.
6)	The change in interest due to rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
7)	Includes gross unrealized gains (losses) on securities available for sale.

Provision for Loan Losses:

Juniata recorded a provision for credit losses of $239,000 in the six months ended June 30, 2024 compared to a provision for credit losses of $290,000 in the six months ended June 30, 2023.

Management regularly reviews the adequacy of the allowance for loan losses and makes assessments as to specific loan impairment, charge-off expectations, general economic conditions in the Bank’s market area, specific loan quality and other factors. See the earlier discussion in the Financial Condition section explaining the information used to determine the provision.

Non-interest Income:

Non-interest income was $2.8 million during the six months ended June 30, 2024 compared to $2.6 million during the six months ended June 30, 2023, an increase of $183,000, or 7.1%.

Most significantly impacting the comparative six month periods were increases of $165,000 in customer service fees and $152,000 in fees derived from loan activity primarily due to increases in title insurance commissions and guidance line and service fees. These increases were partially offset by a $161,000 decrease in life insurance proceeds as no proceeds were recorded in the 2024 period.

As a percentage of average assets, annualized non-interest income was 0.64% in the first six months of 2024 compared to 0.62% in the comparable 2023 period.

Non-interest Expense:

Non-interest expense was $10.3 million during the six months ended June 30, 2024 compared to $10.2 million during the six months ended June 30, 2023, an increase of $43,000, or 0.4%.

Most significantly impacting non-interest expense in the comparative six month periods were increases of $274,000 in salary expense due to annual salary increases and overtime pay from the core conversion in the first quarter of 2024, as well as an increase of $170,000 in other non-interest expense, primarily due to a $107,000 increase in the provision for unfunded commitments in the 2024 period. Also contributing to the increase in other non-interest expense in the six months ended June 30, 2024 compared to June 30, 2023 were increases of $110,000 in professional fees and $99,000 in FDIC insurance premiums due to an increase in the annual assessment rate for all institutions. These increases were partially offset by decreases of $306,000 in employee benefits expense, due to a decline in medical claims expense, and $209,000 recorded in the 2023 period due to the merger and acquisition expense from the Path Valley branch acquisition with no item in this category recorded in the 2024 period.

As a percentage of average assets, annualized non-interest expense was 2.38% during the six months ended June 30, 2024 compared to 2.46% during the six months ended June 30, 2023.

Provision for income taxes:

An income tax provision of $497,000 was recorded during the six months ended June 30, 2024 compared to an income tax provision of $398,000 recorded during the six months ended June 30, 2023. Juniata qualifies for a federal tax credit for investments in low-income housing partnerships. The tax credit decreased from $202,000 in the six months ended June 30, 2023 to $165,000 in the six months ended June 30, 2024 due to the completion of the amortization period for one of Juniata’s low-income housing partnership investments in January 2023.

The tax credit lowered the effective tax rate from 18.4% to 13.8% during the six months ended June 30, 2024 compared to the same period in 2023, when the tax credit lowered the effective tax rate from 17.0% to 11.3%.

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

The Company is a member of the Federal Home Loan Bank of Pittsburgh for the purpose of providing short-term liquidity to supplement other sources of liability liquidity. During the six months ended June 30, 2024, overnight borrowings from the FHLB averaged $9.3 million. As of June 30, 2024, the Company had $23.0 million in short-term borrowings and $5.0 million in long-term debt with the Federal Home Loan Bank, with a remaining unused borrowing capacity of $219.0 million with the FHLB. These credit facilities are secured by qualifying loans and investment securities held in safekeeping at the FHLB.

As of June 30, 2024, the Company had $24.0 million in short-term borrowings with the Federal Reserve’s Bank Term Funding Program (“BTFP”) that matures in December 2024 with remaining unused borrowing capacity at the Federal Reserve of $16.7 million. The Company opted to utilize this additional contingent liquidity source in order to take advantage of the program’s advantageous borrowing rate.

The Company has internal authorization for brokered deposits of up to $175.0 million. As of June 30, 2024, the Company had no brokered deposits.

In addition, the Company also has an unsecured line of credit with a correspondent bank totaling $11.0 million, of which no funds were drawn at June 30, 2024. This line of credit is tested at least annually to ensure the availability of funds.

Funding derived from securities sold under agreements to repurchase (accounted for as collateralized financing transactions) is available through corporate cash management accounts for business customers. This product provides the Company with the ability to pay interest on corporate checking accounts.

At June 30, 2024, uninsured deposits represented 20.3% of the Company’s total deposits. This amount excludes deposits of state and political subdivisions because the Company pledges debt securities for deposits in excess of the $250,000 FDIC insurance limit in the case of those deposits.

In view of the sources previously mentioned and the steps taken by the Company through the six months ended June 30, 2024, management believes the Company’s liquidity can provide the funds needed to meet operational cash needs.

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

As of June 30, 2024, the Company had $133.0 million outstanding in loan commitments and other unused lines of credit extended to its customers as compared to $137.4 million at December 31, 2023. As of June 30, 2024 and December 31, 2023, the Company had $3.8 million and $3.6 million, respectively, of financial and performance letters of credit commitments outstanding. Commercial letters of credit as of June 30, 2024 and December 31, 2023 totaled $9.5 million and $9.3 million, respectively.

Management believes the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding letters of credit. The current amount of the liability as of June 30, 2024 for payments under letters of credit issued was not material. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk.

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

At June 30, 2024, the Bank exceeded the regulatory requirements to be considered a "well capitalized" financial institution under Basel III, as well as exceeded the capital conservation buffer of 2.5% for the risk-based capital standards stated in (a) – (c) in the paragraph above.

The Company’s principal source of funds for dividend payments is dividends received from the Bank. Certain regulatory restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. At June 30, 2024, $42.4 million in undistributed earnings of the Bank, included in the consolidated stockholders’ equity, was available for distribution to the Company as dividends without prior regulatory approval, subject to regulatory capital requirements.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2024, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined by the Securities Exchange Act of 1934 (“Exchange Act”), Rule 13a-15(e). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective because of a material weakness related to the design and operating effectiveness of controls over the completeness and accuracy of capitalized expenditures. Specifically, controls were not designed and did not operate over the review of expenditures for capitalization in accordance with generally accepted accounting principles. This material weakness resulted in restatement of the Company’s consolidated financial statements for the years ended December 31, 2023 and 2022 and each of the interim periods ended September 30, 2023, June 30, 2023 and June 30, 2023.  Additionally, this material weakness could result in misstatements of the financial statements or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Notwithstanding the identified material weakness, the Company’s CEO and CFO concluded the Company’s consolidated financial statements included in this Form 10-Q present fairly, in all material respects, the Company’s financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. generally accepted accounting principles.

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

Management’s Plan to Remediate the Material Weakness

In order to remediate the material weakness, the Company's management has improved the design and operation of their controls over the accounting for capital expenditures and prepaid expenses. The material weakness cannot be considered remediated until the newly designed controls operate effectively for a sufficient period of time and management has concluded, through testing, that the control is operating effectively.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company periodically repurchases shares of its common stock under a share repurchase program approved by the Board of Directors. The program will remain authorized until all approved shares are repurchased, unless terminated by the Board of Directors. As of June 30, 2024, 180,504 shares remained available to purchase under that program. There were no transactions pursuant to the repurchase program in the three month period ended June 30, 2024.

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

Juniata Valley Financial Corp.
(Registrant)

Date:	AUGUST 12, 2024	By:	/s/ Marcie A. Barber
Marcie A. Barber, President
Chief Executive Officer
(Principal Executive Officer)

Date:	August 12, 2024	By:	/s/ Michael W. Wolf
Michael W. Wolf
Chief Financial Officer
(Principal Accounting Officer and
Principal Financial Officer)