Form 10-K
period 2024-12-31
JUNIATA VALLEY FINANCIAL CORP
filed 2025-03-26
CIK 714712

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2024

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

Yes ☐  No ⌧

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrants most recently completed second fiscal quarter was $55,956,664. (1)

There were 5,016,727 shares of the registrant’s common stock outstanding as of March 26, 2025.

(1)	The aggregate dollar amount of the voting stock set forth equals the number of shares of the Company’s Common Stock outstanding, reduced by the amount of Common Stock held by officers, directors, shareholders owning in excess of 10% of the Company’s Common Stock and the Company’s employee benefit plans multiplied by the last reported sale price for the Company’s Common Stock on June 30, 2024, the last business day of the registrants most recently completed second fiscal quarter. The information provided shall not be construed as an admission that any officer, director or 10% shareholder of the Company, or any employee benefit plan, may be deemed an affiliate of the Company or that such person or entity is the beneficial owner of the shares reported as being held by such person or entity, and any such inference is hereby disclaimed.

DOCUMENTS INCORPORATED BY REFERENCE

(Specific sections incorporated are identified under applicable items herein)

Certain portions of the Company’s Proxy Statement to be filed in connection with its 2025 Annual Meeting of Shareholders are incorporated by reference in Part III of this Report; provided; however, that any information in such Proxy Statement that is not required to be included in this Annual Report on Form 10-K shall not be deemed to be incorporated herein or filed for the purposes of the Securities Act of 1933 or the Securities Exchange Act of 1934.

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

Nature of Operations

Juniata operates primarily in central and northern Pennsylvania with the purpose of delivering financial services within its local markets. The Company provides retail and commercial banking and other financial services through 14 branch locations located in Juniata, Mifflin, Perry, McKean, Potter and Franklin Counties. Additionally, in Mifflin, Juniata and Centre Counties, the Company maintains four offices for loan production, trust services and wealth management sales.

The Company offers a full range of consumer and commercial banking services. Consumer banking services include online account opening; online banking; mobile banking; telephone banking; automated teller machines; personal checking accounts; checking overdraft privileges; money market deposit accounts; savings accounts; debit cards; certificates of deposit; individual retirement accounts; secured lines of credit; construction and mortgage loans; and safe deposit boxes. Commercial banking services include low and high-volume business checking accounts; online account management services; remote deposit capability; ACH origination; payroll direct deposit; commercial lines of credit; commercial letters of credit; mobile deposit for business customers; and commercial term and demand loans.

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

In commercial transactions, the Company believes that the Bank’s legal lending limit to a single borrower (approximately $11.4 million as of December 31, 2024) enables it to compete effectively for the business of small and mid-sized businesses. However, the Bank’s legal lending limit is considerably lower than that of various competing institutions and thus, may act as a constraint on the Bank’s effectiveness in competing for larger financings.

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

A satisfactory safety and soundness rating, particularly regarding capital adequacy, and a satisfactory Community Reinvestment Act rating are generally prerequisites to obtaining federal regulatory approval to make acquisitions and open branch offices. As of December 31, 2024, the Bank was rated “satisfactory” under the Community Reinvestment Act and was a “well-capitalized” bank. An institution’s Community Reinvestment Act rating is considered in determining whether to grant approvals relating to charters, branches and other deposit facilities, relocations, mergers, consolidations and acquisitions. Less than satisfactory performance may be the basis for denying an application.

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

The operations of the Bank are also subject to numerous federal, state and local laws and regulations which set forth specific restrictions and procedural requirements with respect to interest rates on loans, the extension of credit, credit practices, the disclosure of credit terms and discrimination in credit transactions. The Bank also is subject to certain limitations on the amount of cash dividends that it can pay to the Company. See Note 14 of The Notes to Consolidated Financial Statements for further information.

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

Capital Regulation

The Bank is subject to risk-based capital standards by which banks are evaluated in terms of capital adequacy. These regulatory capital requirements are administered by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that could have a direct material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital and classification are also subject to qualitative judgments by the regulators. Management believes that, as of December 31, 2024, the Bank meets all capital adequacy requirements to which it is subject.

Prompt corrective action regulations provide five classifications of a financial institution’s capital adequacy: well-capitalized; adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2024 and 2023, the Bank was well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s capital category.

The United States is a member of the Basel Committee on Banking Supervision (the “Basel Committee”) that provides a forum for regular international cooperation on banking supervisory matters. The Basel Committee develops guidelines and supervisory standards and is best known for its international standards on capital adequacy. In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation, officially identified by the Basel Committee as “Basel III”, which set capital standards with which the Bank is required to comply.

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

Federal banking agencies have broad powers to take corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are “well-capitalized,” “adequately capitalized,” “undercapitalized”, “significantly undercapitalized” or “critically undercapitalized.” As of December 31, 2024, the Bank was a “well-capitalized” bank, as defined by the FDIC.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 implemented a broad range of corporate governance, accounting and reporting measures for companies, like Juniata, which have securities registered under the Securities Exchange Act of 1934. Specifically, the Sarbanes-Oxley Act and the various regulations promulgated under the Act, established, among other things: (i) requirements for audit committees, including independence, expertise, and responsibilities; (ii) additional responsibilities relating to financial statements for the Chief Executive Officer and Chief Financial Officer of reporting companies; (iii) standards for auditors and regulation of audits, including independence provisions that restrict non-audit services that accountants may provide to their audit clients; (iv) increased disclosure and reporting obligations for reporting companies and their directors and executive officers, including accelerated reporting of stock transactions and a prohibition on trading during pension blackout periods; and (v) a range of civil and criminal penalties for fraud and other violations of the securities laws. In addition, Sarbanes-Oxley required stock exchanges to institute additional requirements relating to corporate governance in their listing rules.

Section 404(b) of the Sarbanes-Oxley Act requires the Company to include in its Annual Report on Form 10-K a report by management on the adequacy of the Company’s internal control over financial reporting. Management’s internal control report must, among other things, set forth management’s assessment of the effectiveness of the Company’s internal control over financial reporting.

Due to the SEC’s recently adopted amendments to the “accelerated filer” and “large accelerated filer” definitions pursuant to Rule 12b-2 under the Securities Exchange Act of 1934, smaller reporting companies, such as Juniata, with less than $100 million in revenue that previously met the definition of an accelerated filer or large accelerated filer are not required to obtain an attestation of their internal control over financial reporting as required under Section 404(b) of the Sarbanes-Oxley Act; thus, no such attestation is included in this Annual Report on Form 10-K.

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

Consumer Protection Statutes and Regulations

The Company is subject to many federal consumer protection statutes and regulations, including the Truth in Lending Act, the Truth in Savings Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Real Estate Settlement Procedures Act and the Home Mortgage Disclosure Act. Among other things, these acts:

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

The FRB’s Regulation E, which implements the Electronic Funds Transfer Act, limits the ability of a financial institution to assess an overdraft fee for paying automated teller machine transactions and one-time debit card transactions that overdraw a customer’s account, unless the customer affirmatively consents, or opts in, to the institution’s payment of overdrafts for these transactions.

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

The following is a list of significant provisions of the Dodd-Frank Act, and, if applicable, the resulting regulations adopted, that apply (or will apply) most directly to the Company and its subsidiary:

●	Federal deposit insurance - The FDIC’s deposit insurance assessment base is now based on average total assets, minus average tangible equity;
●	Debit card interchange fees - The FRB adopted regulations setting maximum permissible interchange fees issuers can receive or charge on electronic debit card transaction fees and network exclusivity arrangements;

●	Interest on demand deposits - Depository institutions are permitted to pay interest on business transaction and other accounts;
●	Stress testing - The FRB issued final rules regarding company-run stress testing. In accordance with these rules, a company whose assets exceed $10 billion is required to conduct an annual stress test. The Economic Growth Act raised the asset threshold for the stress testing requirement to apply to companies with assets above $100 billion. While the Company believes that both the quality and magnitude of its capital base are sufficient to support its current operations given its risk profile, this requirement is not applicable to the Company because its assets are under $100 billion;
●	Ability-to-pay rules and qualified mortgages - As required by the Dodd-Frank Act, the CFPB amended Regulation Z, implementing the Truth in Lending Act, by requiring mortgage lenders to make a reasonable and good faith determination, based on verified and documented information, that a consumer applying for a residential mortgage loan has a reasonable ability to repay the loan according to its terms. These final rules prohibit creditors, such as the Company, from extending residential mortgage loans without regard for the consumer’s ability to repay and add restrictions and requirements to residential mortgage origination and servicing practices.

In addition, these rules restrict the imposition of prepayment penalties and compensation practices relating to residential mortgage loan origination. Mortgage lenders are required to determine consumers’ ability to repay in one of two ways. The first alternative requires the mortgage lender to consider eight underwriting factors when making the credit decision. Alternatively, the mortgage lender can originate "qualified mortgages," which are entitled to a presumption that the creditor making the loan satisfied the ability-to-repay requirements. In general, a "qualified mortgage" is a residential mortgage loan that does not have certain high-risk features, such as negative amortization, interest-only payments, balloon payments or a term exceeding 30 years. In addition, to be a qualified mortgage, the points and fees paid by a consumer cannot exceed 3% of the total loan amount, and the borrower’s total debt-to-income ratio must be no higher than 43% (subject to certain limited exceptions for loans eligible for purchase, guarantee or insurance by a government sponsored entity or a federal agency).

Compliance with these rules has increased Juniata’s overall regulatory compliance costs and required changes to the underwriting practices of the Company with respect to mortgage loans.

●	Integrated disclosures under the Real Estate Settlement Procedures Act (“RESPA”) and the Truth in Lending Act (“TILA”) – CFB rules require lenders to provide a new Loan Estimate, combining content from the former “Good Faith Estimate” required under RESPA and the initial disclosures required under TILA, not later than the third business day after submission of a loan application, and a new “Closing Disclosure”, combining content of the former HUD-1 Settlement Statement required under RESPA and the final disclosures required under TILA, at least three days prior to the loan closing.
●	Volcker Rule — As mandated by the Dodd-Frank Act, the OCC, FRB, FDIC, SEC and Commodity Futures Trading Commission issued rules (the "Volker Rule") implementing certain prohibitions and restrictions on the ability of a banking entity and non-bank financial company supervised by the FRB to engage in proprietary trading and have certain ownership interests in, or relationships with, a "covered fund". Generally, any entity that would be an investment company under the Investment Company Act of 1940 (the "1940 Act"), but for the application of the exemptions from SEC registration set forth in Section 3(c)(1) (fewer than l00 beneficial owners) or Section 3(c)(7) (qualified purchasers) of the 1940 Act, is treated as a covered fund. Also requires regulated entities to establish an internal compliance program consistent with the extent to which it engages in activities covered by the Volcker Rule, which must include making regular reports about those activities to regulators. Although there is some tiering of compliance and reporting obligations based on size, the fundamental prohibitions of the Volcker Rule apply to banking entities of any size, including the Company; and

●	Incentive compensation — As required by the Dodd-Frank Act, a joint interagency proposed regulation was issued in April 2011. The proposed rule would require the reporting of incentive-based compensation arrangements by a covered financial institution and prohibit incentive-based compensation arrangements at a covered financial institution that provides excessive compensation or that could expose the institution to inappropriate risks that could lead to material financial loss. The proposed rule, if adopted as currently proposed, could limit the way the Company structures incentive compensation for its executives.

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

Employees

As of December 31, 2024, the Company had a total of 115 full-time and 39 part-time employees.

Additional Information

The Company files annual, quarterly and current reports, proxy statements and other information with the SEC. Our SEC filings are available on the SEC’s website (http://www.sec.gov).

The Company’s common stock is quoted under the symbol “JUVF” on the OTCQX Best Market, an electronic inter-dealer quotation and trading system operated by OTC Markets Group.

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

An institution's net interest income is significantly affected by market rates of interest that, in turn, are affected by prevailing economic conditions, by the fiscal and monetary policies of the federal government and the policies of various regulatory agencies. The FRB regulates the national money supply to manage recessionary and inflationary pressures. In doing so, the FRB may use techniques such as engaging in open market transactions of U.S. Government securities, changing the discount rate and changing reserve requirements against bank deposits. The use of these techniques may also affect interest rates charged on loans and paid on deposits. The interest rate environment, which includes both the level of interest rates and the shape of the U.S. Treasury yield curve, has a significant impact on net interest income.

Net interest margin compression remained prevalent in 2024 despite the federal funds rate decreasing by 100 basis points over the last four months of 2024. Many interest-earning assets, such as loans and investments, were originated, acquired or repriced at higher rates, increasing the average rate earned on those assets, while the average rate paid on interest bearing liabilities, such as deposits and borrowings, also increased, and at a faster pace, than the increase in rates on interest earning assets, impacting the net interest margin in both 2023 and 2024.

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

As of December 31, 2024, the Company believes it meets all capital adequacy requirements to which it is subject. However, the Basel III rules effectively require financial institutions to maintain higher capital levels than previously required. As a result, Juniata may have to maintain capital in the form of assets that contribute less income to Juniata and that are not available for deployment as loans or other interest-income generating assets, funding of capital projects or other growth initiatives.

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

If market interest rates increase, unrealized losses on the Bank’s available for sale debt securities portfolio can increase. The increase in unrealized losses is reflected in Accumulated Other Comprehensive Income (“AOCI”) on the balance sheet, which reduces GAAP total stockholders’ equity capital and, therefore, the tangible common equity ratio. Unrealized losses do not affect regulatory capital ratios.

The Bank’s access to liquidity sources could be affected by unrealized losses if investments must be sold at a loss, tangible capital ratios decline from an increase in unrealized losses or realized credit losses, the FHLB or other sources reduce borrowing capacity or bank regulators impose restrictions on the Bank such as a limit on interest rates it may pay on deposits or its ability to access brokered deposits.

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

The Company and the Bank are extensively regulated under federal and state banking laws and regulations that are primarily intended for the protection of depositors, federal deposit insurance funds and the banking system, but not shareholders. In general, these laws and regulations establish: the eligible business activities for the Company; certain acquisition and merger restrictions; limitations on intercompany transactions such as loans and dividends; capital adequacy requirements; requirements for anti-money laundering programs; and consumer lending and other compliance requirements. While these statutes and regulations are generally designed to minimize potential loss to depositors and the FDIC insurance funds, they do not eliminate risk, and compliance with such statutes and regulations increases the Company’s expense, requires management’s attention and can be a disadvantage from a competitive standpoint with respect to non-regulated competitors and larger bank competitors.

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

Cybersecurity incidents, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption or unavailability of critical data and confidential or proprietary information (the Company’s own or that of third parties) and the disruption of business operations. The potential consequences of a material cybersecurity incident include reputational damage, litigation with third parties and increased cybersecurity protection and remediation costs, which in turn could adversely affect the Company’s competitiveness and results of operations. The Company carries insurance to partially offset the risk of loss; however, there can be no assurance that the policy limits or policy exclusions would adequately protect the Company from a related loss.

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

The financial services industry is continually undergoing rapid technological change, with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. The Company’s future success depends, in large part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in the Company’s operations. Many of the Company’s financial institution competitors have substantially greater resources to invest in technological improvements, and new payment services developed and offered by non-financial institution competitors pose an increasing threat to the traditional payment services offered by financial institutions. The Company may not be able to effectively implement new technology-driven products and services, be successful in marketing these products and services to its customers or effectively deploy new technologies to improve the efficiency of its operations. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on the Company’s business, financial condition and results of operations.

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

The Company’s success depends, in large part, on its ability to attract and retain skilled people. The unexpected loss of services of one or more of the Company’s key personnel could have a material adverse impact on the Company's business because of their skills, knowledge of the Company's operations and markets, industry experience and the difficulty of promptly finding qualified replacement personnel. Our ability to attract and retain skilled personnel cost effectively is subject to a variety of external factors, including the limited availability of qualified personnel in the workforce in the local markets in which we operate, unemployment levels within those markets, prevailing wage rates, which have increased significantly, and health and other insurance costs. Furthermore, the complexities introduced into the labor market because of the transition to increased work-from-home arrangements have impacted the competitive landscape in our labor market. Based on current conditions in the labor market, we have experienced some difficulty in retaining and attracting personnel and there is no assurance we will be able to continue to successfully do so.

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

Lending money is an essential part of the banking business, and the revenues derived from lending activities are the most significant segment of the Company’s income statement. Extended periods of sluggish loan demand can materially affect the composition of the Company’s consolidated statement of financial condition, reducing the ratio of loans to deposits, and the Company’s profitability. Adverse changes in the economy and real estate markets and the duration of economic downturns can negatively affect the solvency of businesses and consumers. Borrowers’ inability to repay loans causes increases in non-performing assets, which may result in elevated collection and carrying costs related to such non-performing assets and increases in loan charge-offs, significantly impacting the credit loss provision charged to earnings to fund the allowance for credit losses. The risk of non-payment is affected by credit risks of the borrower, changes in economic and industry conditions, the duration of the loan and, in the case of a collateralized loan, uncertainties as to the future value of the collateral supporting the loan. Historically, commercial loans have presented a greater risk of non-payment than consumer loans. The application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans.

The Company has established an allowance for credit losses that management believes to be adequate to offset expected losses on the Company’s existing loans. However, there is no precise method of estimating credit losses. The Company determines the appropriate level of the allowance for credit losses based on many quantitative and qualitative factors, including, but not limited to, the size and composition of the loan portfolio; changes in risk ratings; changes in collateral values; delinquency levels; historical losses; and economic conditions. In addition, as the Company’s loan portfolio grows, it will generally be necessary to increase the allowance for credit losses through additional provisions, which will impact the Company’s operating results. If the Company’s assumptions and judgments regarding such matters prove to be inaccurate, its allowance for credit losses might not be sufficient, and additional provisions for credit losses might need to be made. Depending on the amount of such provisions for credit losses, the adverse impact on the Company’s earnings could be material. Also, there can be no assurance that any future declines in real estate market conditions, general economic conditions or changes in regulatory policies will not require the Company to increase its allowance for credit losses, through additional credit loss provisions, which could reduce earnings.

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

As of December 31, 2024, the Company’s equity investments were comprised primarily of publicly traded financial institutions. The value of the securities in the Company’s equity portfolio may be affected by several factors. General economic conditions and uncertainty surrounding the financial institution sector impacts the value of these securities. Equity investments are stated at fair value with realized and unrealized gains and losses reported in net income. General declines in bank stock values, as well as deterioration in the performance of specific banks, are reflected on the Consolidated Statements of Income.

●	Municipal securities:

As of December 31, 2024, the Company had approximately $6.0 million of municipal securities issued by various municipalities in its investment portfolio. Uncertainty with respect to the financial viability of municipal insurers places greater emphasis on the underlying strength of issuers. Increasing pressure on local tax revenues of issuers due to adverse economic conditions could also have a negative impact on the underlying credit quality of issuers.

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

In 2023, four highly publicized bank failures occurred. These banks had elevated levels of uninsured deposits, which may be less likely to remain at the bank over time and less stable as a source of funding than insured deposits. These failures led to volatility and declines in the market for bank stocks and questions about depositor confidence in depository institutions. As a result of these failures, there was an increased customer and regulatory focus on funding and liquidity at financial institutions, the composition of their deposits, including the amount of uninsured deposits, the amount of accumulated other comprehensive loss, capital levels and interest rate risk management. If we are unable to meet the liquidity expectations of our customers and regulatory agencies, it may have a material adverse effect on our financial condition and results of operations.

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

The Articles of Incorporation of the Company presently contain certain provisions, such as staggered Board of Directors terms and super majority voting requirements for transactions not approved by the Company’s Board of Directors, which may be deemed to be "anti-takeover" in nature. As such, these provisions may deter, discourage or make more difficult the assumption of control of the Company by another company or person through a tender offer, merger, proxy contest or similar transaction or series of transactions. In addition, provisions of Pennsylvania and applicable federal banking laws could similarly make it more difficult for a third party to acquire control of the Company. The overall effects of the "anti-takeover” provisions may be to discourage, make costlier or more difficult, or prevent a future takeover offer, even if shareholders may desire the Company to pursue the takeover offer. These provisions may also increase the possibility that a future bidder for control of the Company will be required to act through arms-length negotiation with the Company’s Board of Directors.

If the Company fails to maintain an effective system of internal controls, it may not be able to accurately report its financial results or prevent fraud. As a result, current and potential shareholders could lose confidence in the Company’s financial reporting, which could harm its business and the trading price of its common stock.

The Company has established a process to document and evaluate its internal controls over financial reporting to satisfy the requirements of Section 404(a) of the Sarbanes-Oxley Act of 2002 and related regulations, which require annual management assessments of the effectiveness of the Company’s internal controls over financial reporting. In this regard, management has dedicated internal resources, engaged outside consultants and adopted a detailed work plan to (i) assess and document the adequacy of internal controls over financial reporting, (ii) take steps to improve control processes, where appropriate, (iii) validate through testing that controls are functioning as documented and (iv) maintain a continuous reporting and improvement process for internal control over financial reporting.

As described in Note 27 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2023, the Company reached a determination to restate its consolidated financial statements and related disclosures as of and for the years ended December 31, 2023 and 2022 due to identifying an error related to the Company’s capitalization of costs, which should have been expensed in the period incurred. Management has concluded through testing, the controls implemented to remediate this issue are operating effectively.

The Company’s efforts to comply with Section 404(a) of the Sarbanes-Oxley Act of 2002 and the related regulations regarding the Company’s assessment of its internal controls over financial reporting are likely to continue to result in increased expenses. The Company’s management and audit committee have given the Company’s compliance with Section 404(a) a high priority. The Company cannot be certain that these measures will ensure that the Company implements and maintains adequate controls over its financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm the Company’s operating results or cause the Company to fail to meet its reporting obligations. If the Company fails to correct any issues in the design or operating effectiveness of internal controls over financial reporting or fails to prevent fraud, current and potential shareholders could lose confidence in the Company’s financial reporting, which could harm its business and the trading price of its common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

Juniata’s risk management program is designed to identify, assess and mitigate risks across various aspects of the Company, including credit, market, treasury, operational, compliance and reputational. Cybersecurity is a critical component of this program, given the increasing reliance on technology and potential for a cybersecurity incident to occur, which could disrupt business operations or compromise sensitive data. Juniata’s Information Security Officer (“ISO”) and SVP/IT Manager are primarily responsible for the cybersecurity component of the risk management program and are key members of the organization, both of which have a clear line of reporting directly to the Board of Directors and are involved with management’s Information Technology (“IT”) Steering Committee. To date, the Company has not, to its knowledge, experienced an incident materially affecting or reasonably likely to materially affect the Company.

Juniata’s policies, standards, processes and practices for assessing, identifying and managing material risks from cybersecurity threats are based on the framework established by the Federal Financial Institutions Examination Council (“FFIEC”) Guidelines and Cybersecurity Assessment Tool (“CAT”), which consists of controls designed to identify, protect, detect, respond and recover from information and cyber security incidents. The FFIEC CAT tool will no longer be updated after August 31, 2025, therefore, JVB will replace this tool with another tool such as the NIST 2.0 standard.

To prepare and respond to incidents, the Company has implemented a multi-layered cybersecurity program that is intended to comply with Gramm-Leach-Bliley Act 12 CFR 364, Appendix B, integrating people, technology, and processes. The program includes company-wide employee training, the use of innovative technologies, and the implementation of policies and procedures in the areas of information security, data governance, business continuity and disaster recovery, privacy, third-party risk management and incident response. Juniata’s objective for managing cybersecurity risk is to avoid or minimize the impacts of external threat events or other efforts to penetrate, disrupt or misuse its systems or information. The information security program is periodically reviewed by the Company’s SVP/IT Manager and ISO with the goal of addressing changing threats and conditions.

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

The Company relies on third-party vendor solutions to support its operations. Many of these vendors, particularly in the financial services industry, have access to sensitive and proprietary information. To mitigate the operational, informational and other risks associated with the use of vendors, the Company maintains a Vendor Management Policy, which includes a detailed onboarding process and periodic reviews of vendors with access to sensitive Company data. The Vendor Management Policy applies to any business arrangement between the Company and another individual or entity, by contract or otherwise, in compliance with the FFIEC guidelines for third-party risk management. The Vendor Management Policy is audited periodically in accordance with the Board of Directors approved Internal Audit plan.

Juniata leverages internal and external auditors and independent external partners to periodically review its processes, systems and controls, including with respect to its information security program, to assess their design and operating effectiveness and make recommendations to strengthen its information security and risk management programs. Regular internal monitoring is integral to the Company’s risk assessment process, which includes regular testing of internal key controls, systems and procedures. In addition, independent third-party penetration testing of the effectiveness of security controls and preparedness measures is conducted at least annually or more often, if warranted, by the risk assessment or other external factors. Management determines the scope and objectives of the penetration analysis.

The Company maintains a Business Continuity Plan (the “Plan”) that provides a documented framework for responding to actual or potential cybersecurity incidents, including timely notification of and escalation to the appropriate Board of Directors-approved management committees, as discussed further below, and to the IT Steering Committee. The Plan is coordinated through the SVP/IT Manager and ISO, and key members of management are embedded into the Plan by their design. The Plan facilitates coordination across multiple parts of the Company and is evaluated at least annually.

Integral elements of the Plan related to the Company’s response to cyber security vulnerabilities include the following:

●	Identifying the appropriate team and any appropriate sub-teams to address specific information and/or cyber security incidents, or categories of information and/or cyber security incidents;
●	Coordinating incident response or crisis management activities, including developing, maintaining, and following appropriate procedures to respond to and document identified information and/or cyber security incidents;
●	Conducting post-incident reviews to gather feedback on information and/or cyber security incident response procedures and address any identified gaps in security measures;
●	Providing company-wide training and conducting periodic exercises to promote employee and stakeholder preparedness and awareness of the Plan; and
●	Reviewing the Plan at least annually, or whenever there is a material change in the Company’s business practices that may reasonably affect its cyber incident response procedures.

Governance

Management has overall responsibility for risk oversight. The Company’s SVP\IT Manager is accountable for managing enterprise information security and delivering the information security program. These responsibilities include cybersecurity risk assessment, defense operations, cyber incident response, vulnerability assessment, threat intelligence, identity access governance, and the evaluation of third party risk management and business resilience as it relates to the cybersecurity program.

The foregoing responsibilities are covered on a day-to-day basis by the SVP/IT Manager and ISO. The ISO has substantial relevant expertise and formal training in the areas of information security and cybersecurity risk management, including 23 years of cybersecurity experience, 19 of which has been spent at a CPA firm specializing in banking industry financial and information technology audits. The ISO provides guidance, oversight, monitoring and challenge of the first line’s activities. The second line of defense function is separated from the first line of defense function through organizational structure and ultimately reports directly to the Board of Directors.

The IT Steering Committee focuses on technology and business impact and is responsible for overseeing the Company’s information security and technology programs, including management’s actions to identify, assess, mitigate, and remediate or prevent material cybersecurity issues and risks. The ISO and SVP/IT Manager provide quarterly reports to the IT Steering Committee regarding the information security program and the technology program, key enterprise cybersecurity initiatives and other matters relating to cybersecurity processes. The IT Steering Committee reviews and approves the information security and technology budgets and strategies annually.

The IT Steering Committee focuses on the identification, monitoring, assessment, and management of risk associated with the Company’s cyber and information security programs. The IT Steering Committee reviews key metrics summarizing the Company’s cyber security risk profile on a quarterly basis.

Both the IT Steering Committee and the Board of Directors provide oversight and governance of the technology program and the information security program. Both committees meet at least quarterly to provide oversight of the risk management strategy, standards, policies, practices, controls, and mitigation and prevention efforts employed to manage security risks. More frequent meetings occur from time to time in accordance with the Incident Response Plan (part of the Plan) to facilitate timely informing and monitoring efforts. The ISO reports summaries of key issues, including significant cybersecurity incidents discussed at committee meetings and the actions taken to the IT Steering Committee on at least a quarterly basis, or more frequently as may be required by the Incident Response Plan, and to the Board of Directors on at least an annual basis. Additionally, the ISO reports directly to the Board of Directors, at least annually, the overall status of the Information Security Program and the Company’s compliance with the Interagency Guidelines for Safeguarding Customer Information. Any material findings related to the risk assessment, risk management and control decisions, service provider arrangements, results of testing security breaches or violations are discussed, as are management’s responses and any recommendations for program changes.

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

The Bank leases three offices:

Branch Offices

52 West Mill Street, Port Allegany, Pennsylvania (lease expires June 2028)

Financial Services Office

129 South Main Street, Suite 600, Lewistown, Pennsylvania (lease expires October 2029)

Loan Production Office

120 Regent Court, State College, Pennsylvania (lease expires May 2029)

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information:

The common stock of Juniata Valley Financial Corp. is quoted under the symbol “JUVF” on the OTCQX Best Market; an electronic inter-dealer quotation and trading system operated by the OTC Market’s Group.

Transfer Agent:

Computershare Investor Services, P.O. Box 43006, Providence, RI 02940-3006. Phone: (800) 368-5948. Website: www.computershare.com/investor.

Holders:

As of February 28, 2025, there were 1,575 registered holders of the Company’s outstanding common stock.

For information concerning the Company’s Equity Compensation Plans, see “Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

Dividends

Cash dividends of $0.88 per share were declared in each of 2024 and 2023. As stated in Note 14 – Stockholders’ Equity and Regulatory Matters, in The Notes to Consolidated Financial Statements, the Company is subject to regulatory capital requirements that limit the amount of capital available for dividends. While the Company expects to continue its policy of regular dividend payments, no assurance of future dividend payments can be given. Future dividend payments will depend upon the Company’s and the Bank’s financial condition, earnings, capital and regulatory requirements, prospects, business conditions and other factors deemed relevant by the Board of Directors.

Annual Meeting:

The Annual Meeting of Shareholders of Juniata Valley Financial Corp. will be held at 10:30 a.m., on Tuesday, May 20, 2025, virtually via the internet at meetnow.global/MA99RZK.

Recent Sales of Unregistered Securities:

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers:

The Company periodically repurchases shares of its common stock under a share repurchase program approved by the Board of Directors. In November of 2021, the Board of Directors authorized the repurchase of an additional 200,000 shares of its common stock through the Company’s share repurchase program for a total of 209,307 shares authorized to be repurchased at that time. The program will remain authorized until all approved shares are repurchased, unless terminated by the Board of Directors. There were no shares purchased under the program during the fourth quarter of 2024. As of December 31, 2024, 180,504 shares remained available to purchase under the program.

			Total Number of
	Total Number		Shares Purchased as	Maximum Number of
	of Shares	Average	Part of Publicly	Shares that May Yet Be
	Purchased or Restricted	Price Paid	Announced Plans or	Purchased Under the
Period	Shares Forfeited	per Share	Programs	Plans or Programs (1)
October 1-31, 2024	—	$—	—	180,504
November 1-30, 2024	—	—	—	180,504
December 1-31, 2024	—	—	—	180,504

Totals	—		—	180,504

ITEM 6. RESERVED

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE-YEAR FINANCIAL SUMMARY

(Dollars in thousands, except share and per share data)

	2024	2023	2022
BALANCE SHEET INFORMATION at December 31
Assets	$848,874	$870,555	$829,619
Deposits	747,957	749,045	711,512
Loans, net of allowance for credit losses	527,686	519,717	480,485
Investments	265,903	282,729	287,966
Goodwill	9,812	9,812	9,047
Short-term borrowings and repurchase agreements	42,242	52,810	55,710
Long-term debt	5,000	20,000	20,000
Stockholders’ equity	47,457	40,137	35,693
Number of shares outstanding	5,003,384	4,991,129	5,003,059

Average for the year
Assets	859,551	838,706	819,153
Stockholders’ equity	43,895	36,241	50,151
Weighted average shares outstanding for the year - basic	5,000,833	5,009,787	4,999,980
Weighted average shares outstanding for the year - diluted	5,010,310	5,018,449	5,008,512

INCOME STATEMENT INFORMATION
Years Ended December 31
Total interest income	$37,116	$33,181	$27,555
Total interest expense	14,187	10,489	3,422
Net interest income	22,929	22,692	24,133
Provision for credit losses	534	500	455
Non-interest income	5,825	5,321	5,225
Non-interest expense	21,012	19,947	21,531
Income before income taxes	7,208	7,566	7,372
Federal income tax expense	979	970	308
Net income	$6,229	$6,596	$7,064

PER SHARE DATA
Earnings per share - basic	$1.25	$1.32	$1.41
Earnings per share - diluted	1.24	1.31	1.41
Cash dividends	0.88	0.88	0.88
Book value	9.48	8.04	7.13

FINANCIAL RATIOS
Return on average assets	0.72%	0.79%	0.86%
Return on average equity	14.19	18.20	14.09
Dividend payout	70.63	66.80	62.30
Average equity to average assets	5.11	4.32	6.12
Loans to deposits (year-end)	70.55	69.38	67.53
Yield on earning assets	4.35	3.96	3.50
Cost to fund earning assets	2.31	1.75	0.60
Non-interest income to average assets	0.68	0.63	0.64
Non-interest expense to average assets	2.44	2.38	2.63
Net non-interest expense to average assets	1.77	1.74	1.81

FORWARD-LOOKING STATEMENTS

The information contained in this Annual Report on Form 10-K contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder). These forward-looking statements may include projections of, or guidance on, the Corporation’s future financial performance, expected levels of future expenses, including future credit losses, anticipated growth strategies, descriptions of new business initiatives and anticipated trends in the Corporation’s business or financial results. When words such as "may”, "should”, "will”, "could”, "estimates”, "predicts”, "potential”, "continue”, "anticipates”, "believes”, "plans”, "expects”, "future”, "intends”, “projects”, the negative of these terms and other comparable terminology are used in this document, Juniata is making forward-looking statements. Any forward-looking statement made by the Company in this document is based only on Juniata’s current expectations, estimates and projections about future events and financial trends affecting the financial condition of its business based on information currently available to the Company and speaks only as of the date when made. Juniata undertakes no obligation to publicly update or revise forward-looking information, whether as a result of new or updated information, future events, or otherwise. Forward-looking statements are not historical facts or guarantees of future performance. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of the Company’s control, and actual results may differ materially from this forward-looking information and therefore, should not be unduly relied upon.  Many factors could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements, including, without limitation:

●	changes in general economic, business and political conditions, including inflation, a recession or intensified international hostilities;
●	the impact of adverse changes in the economy and real estate markets, including protracted periods of low-growth and sluggish loan demand;
●	the effect of market interest rates and uncertainties, and relative balances of rate-sensitive assets to rate-sensitive liabilities, on net interest margin and net interest income;
●	the effect of competition on rates of deposit and loan growth and net interest margin;
●	increases in non-performing assets, which may result in increases in the allowance for credit losses, loan charge-offs and elevated collection and carrying costs related to such non-performing assets;
●	other income growth, including the impact of regulatory changes which have reduced debit card interchange revenue;
●	investment securities gains and losses, including other than temporary declines in the value of securities which may result in charges to earnings;
●	the effects of changes in the applicable federal income tax rate;
●	the level of other expenses, including salaries and employee benefit expenses;
●	the impact of increased regulatory scrutiny of the banking industry;
●	the impact of governmental monetary and fiscal policies, as well as legislative and regulatory changes;
●	the results of regulatory examination and supervision processes;
●	the failure of assumptions underlying the establishment of reserves for credit losses, and estimations of collateral values and various financial assets and liabilities;
●	the increasing time and expense associated with regulatory compliance and risk management;
●	the ability to implement business strategies, including business acquisition activities and organic branch, product and service expansion strategies;
●	capital and liquidity strategies;
●	the effects of changes in accounting policies, standards and interpretations on the presentation in the Company’s consolidated balance sheets and consolidated statements of income;
●	the Company’s failure to identify and address cybersecurity risks;
●	the Company’s ability to keep pace with technological changes;
●	the Company’s ability to attract and retain talented personnel;
●	the Company’s reliance on its subsidiary for substantially all its revenues and its ability to pay dividends;
●	acts of war or terrorism;
●	disruptions due to flooding, climate change, severe weather or other natural disasters;
●	failure of third-party service providers to perform their contractual obligations;

●	the impact of unrealized losses on debt securities on accumulated other comprehensive income and stockholders’ equity;
●	the potential effects of regulatory responses and customer reaction to bank failures; and
●	the failure to maintain effective internal control over financial reporting.

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

SHAREHOLDER SATISFACTION

Above all else, management is committed to maximizing the value of our shareholders’ investment, through both stock value appreciation and dividend returns. Remaining connected to our communities is intended to allow us to identify the financial needs of our market and to deliver those products and services capably. In doing so, we will seek to profitably grow the balance sheet and enhance earnings, while maintaining capital and liquidity levels that exceed all regulatory guidelines.

CUSTOMER RELATIONSHIPS

We are committed to maximizing customer satisfaction. We are sensitive to the expanding array of financial services and financial service providers available to our customers, both locally and globally. We are committed to fostering a complete customer relationship by helping clients identify their current and future financial needs and offering practical and affordable solutions to both. As our customers’ lifestyles change, the channels through which we deliver our services must change as well. One element of the Company’s strategic plan is to provide connection through every means available, wherever we are needed, whether through a stand-alone branch, in-store boutique, ATM or via online, mobile banking or our newest offering, mobile wallet, anywhere internet or cell phone signals can be received because we are committed to optimizing the customer experience.

BALANCE SHEET GROWTH

We are capable of profitable balance sheet growth. Rapid growth should not be a substitute for careful fiscal and strategic management. It is our goal to continue quality growth despite intense competition by paying careful attention to the needs of our customers. We will continue to maintain high credit standards, knowing that lending under the right circumstances is the proper way to maintain soundness and profitability. We believe we consistently pay fair market rates on all deposits and have invested wisely and conservatively in compliance with self-imposed standards, minimizing risk of asset impairment. We aspire to increase our market share within the current communities that we serve, and to expand in contiguous areas through acquisition and investment. As part of our strategic plan for growth, we continue to actively seek opportunities for acquisitions of branches or stakes in other financial institutions.

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

DELIVERY SYSTEM ENHANCEMENTS

We seek to continually enhance our customer delivery system, both through technology and physical facilities. We actively seek opportunities to expand our branch network through acquisitions. We believe that it is imperative that our customers have convenient and easy access to personal financial services that complement their lifestyle, whether it is through electronic or personal delivery. We achieved an early entry into the mobile banking arena and have since expanded online delivery, offering consumer remote deposit, mobile wallet and online consumer loan and deposit accounting opening. Through the www.JVBonline.com website, we offer a suite of online services including the convenience of online loan applications for residential mortgages, home equity, vehicle and other personal loans. Online and mobile banking features include full bill-pay and monetary transfers between internal and external accounts. Our ATM network is equipped with state-of-the art machines. Our Customer Care Center provides a dedicated service to address all customer inquiries, including expanded service times and on-line chat, and provides outreach through our social media sites. Our updated branch facilities feature a highly interactive and complete customer experience. In March 2024, we converted to a new core operating system, allowing us to take advantage of new technologies and improve efficiencies.

JUNIATA’S CHALLENGES

NET INTEREST MARGIN COMPRESSION

Net interest margin compression remained prevalent in 2024 despite the federal funds rate decreasing by 100 basis points over the last four months of 2024. Many interest-earning assets, such as loans and investments, were originated, acquired or repriced at higher rates, increasing the average rate earned on those assets, while the average rate paid on interest bearing liabilities, such as deposits and borrowings, also increased, and at a faster pace, than the increase in rates on interest earning assets, impacting the net interest margin in both 2023 and 2024. We believe net interest margin compression will remain a challenge, but lower market rates may help alleviate some of the compression, potentially positively impacting our net interest margin in 2025.

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

The allowance for credit losses represents management’s assessment of the estimated credit losses the Company will receive over the life of the loan and is based on forecasted economic scenarios as well as qualitative factors specific to Juniata augmented by industry-wide trends. The methodology for determining the allowance for credit losses is considered a critical accounting policy by management because of the high degree of judgment involved, the subjectivity of the assumptions used  and the potential for changes in the forecasted economic environment that could result in changes to the amount of the recorded allowance for credit losses. Changes in underlying factors, assumptions or estimates in the allowance for credit losses could have a material impact on the Company’s future financial condition and results of operations. The allowance for credit losses is maintained at a level believed to be adequate by management to absorb estimated lifetime losses in the loan portfolio. Management’s determination of the adequacy of the allowance for credit losses is based upon an evaluation of relevant available information, from internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts. This determination is inherently subjective, as it requires material estimates. If a loan no longer demonstrates similar risk characteristics to their loan pool, it is removed from the pool and an individual assessment will be performed. The allowance calculation is also supplemented with qualitative reserves that take into consideration the current portfolio and specific risk characteristics, such as changes in policy and/or underwriting standards, portfolio mix, concentration and delinquency levels, as well as changes in environmental conditions, among other factors, that have occurred but are not yet reflected in the quantitative model component.

RESULTS OF OPERATIONS

2024 AND 2023 FINANCIAL PERFORMANCE OVERVIEW

Net income for Juniata in 2024 was $6.2 million, a decrease of 5.6%, compared to net income of $6.6 million for 2023. Earnings per share on a fully diluted basis decreased 5.3%, to $1.24, in 2024, compared to $1.31 in 2023. Return on average assets (“ROA”) for the years ended December 31, 2024 and 2023 was 0.72% and 0.79%, respectively, while the return on average equity (“ROE”) for 2024 was 14.19% compared to 18.20% in 2023.

The net interest margin, on a fully tax-equivalent basis, decreased from 2.74% in 2023 to 2.71% in 2024. The yield on earning assets increased 39 basis points, to 4.35%, while the cost of funds increased 56 basis points, to 2.31%, in 2024 compared to 2023. Net interest margin compression remained a factor in 2024 as interest-earning assets, such as loans and investments, were originated or repriced at higher rates, increasing the average rate earned on those assets, while the average rate paid on interest bearing liabilities, such as deposits and borrowings, increased at a faster pace.

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

Summarized below are the components of net income and the contribution of each to ROA for 2024 and 2023.

(Dollars in thousands)	2024		2023
	Net Income	% of Average	Net Income	% of Average
	Components	Assets	Components	Assets
Net interest income	$22,929	2.67%	$22,692	2.71%
Provision for credit losses	(534)	(0.06)	(500)	(0.06)

Customer service fees	1,767	0.21	1,376	0.16
Debit card fee income	1,752	0.20	1,770	0.21
Earnings on bank-owned life insurance and annuities	236	0.03	222	0.03
Trust fees	469	0.05	466	0.06
Commissions from sales of non-deposit products	388	0.05	337	0.04
Fees derived from loan activity	682	0.08	500	0.06
Change in value of equity securities	115	0.01	17	0.00
Gain from life insurance proceeds	56	0.01	161	0.02
Other noninterest income	360	0.04	472	0.05
Total noninterest income	5,825	0.68	5,321	0.63

Employee expense	(11,470)	(1.33)	(10,809)	(1.29)
Occupancy and equipment	(2,275)	(0.26)	(1,948)	(0.23)
Data processing expense	(2,881)	(0.34)	(2,937)	(0.35)
Professional fees	(1,134)	(0.1)	(848)	(0.1)
Taxes, other than income	(191)	(0.02)	(184)	(0.02)
FDIC insurance premiums	(575)	(0.07)	(504)	(0.06)
Gain on sales of other real estate owned	—	—	16	0.00
Intangible amortization	(85)	(0.01)	(81)	(0.01)
Amortization of investment in low-income housing partnership	(322)	(0.04)	(353)	(0.04)
Merger and acquisition expense	—	—	(227)	(0.03)
Other noninterest expense	(2,079)	(0.24)	(2,072)	(0.25)
Total noninterest expense	(21,012)	(2.44)	(19,947)	(2.38)

Income tax provision	(979)	(0.11)	(970)	(0.12)
Net income	$6,229	0.72%	$6,596	0.79%

Average assets	$859,551		$838,706

NET INTEREST INCOME

Net interest income is the amount by which interest income on earning assets exceeds interest expense on interest bearing liabilities. Net interest income is the most significant component of revenue, comprising approximately 80% of total revenues (the total of net interest income and non-interest income, exclusive of gains on sales and calls of securities) for 2024. Interest spread measures the absolute difference between average rates earned and average rates paid. Because some interest earning assets are tax-exempt, an adjustment is made for analytical purposes to present all assets on a fully tax-equivalent basis. Net interest margin is the percentage of net return on average earning assets, on a fully tax-equivalent basis, and provides a measure of comparability of a financial institution’s performance.

Both net interest income and net interest margin are impacted by interest rate changes, changes in the relationships between various rates and changes in the composition of the average balance sheet. Additionally, product pricing, product mix and customer preferences dictate the composition of the balance sheet and the resulting net interest income. Table 1 shows average asset and liability balances, average interest rates and interest income and expense for the years 2024, 2023 and 2022. Table 2 further shows changes in net interest income attributable to the volume and rate components of net interest income.

TABLE 1

AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

	Year Ended			Year Ended			Year Ended
(Dollars in thousands)	December 31, 2024			December 31, 2023			December 31, 2022
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance(1)	Interest	Rate	Balance(1)	Interest	Rate	Balance(1)	Interest	Rate
ASSETS
Interest earning assets:
Loans:
Taxable loans (5)	$513,249	$30,342	5.91%	$474,060	$25,876	5.46%	$414,208	$20,429	4.93%
Tax-exempt loans	23,608	767	3.25	28,169	852	3.02	27,762	798	2.88
Total loans	536,857	31,109	5.79	502,229	26,728	5.32	441,970	21,227	4.80
Investment securities:
Taxable investment securities	305,130	5,749	1.88	324,338	6,193	1.91	332,777	6,077	1.83
Tax-exempt investment securities	5,575	118	2.12	6,478	139	2.15	7,214	155	2.15
Total investment securities	310,705	5,867	1.89	330,816	6,332	1.91	339,991	6,232	1.83

Interest bearing deposits	6,355	140	2.20	5,158	121	2.34	5,423	96	1.78
Federal funds sold	—	—	—	—	—	—	—	—	0.00
Total interest earning assets	853,917	37,116	4.35	838,203	33,181	3.96	787,384	27,555	3.50

Non-interest earning assets:
Cash and due from banks	5,412			6,740			12,968
Allowance for credit losses	(5,874)			(5,677)			(3,713)
Premises and equipment	9,121			8,132			8,257
Other assets (7)	(3,025)			(8,692)			14,257
Total assets	$859,551			$838,706			$819,153

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing demand deposits (2)	$207,438	3,684	1.78	$214,785	2,789	1.30	$236,438	1,030	0.44
Savings deposits	132,416	66	0.05	137,665	69	0.05	149,909	75	0.05
Time deposits	205,583	7,417	3.61	184,165	5,389	2.93	136,472	1,472	1.08
Short-term and long-term borrowings and other interest bearing liabilities	68,612	3,020	4.40	63,163	2,242	3.55	45,326	845	1.86
Total interest bearing liabilities	614,049	14,187	2.31	599,778	10,489	1.75	568,145	3,422	0.60

Non-interest bearing liabilities:
Demand deposits	194,727			196,447			195,301
Other	6,880			6,240			5,556
Stockholders’ equity	43,895			36,241			50,151
Total liabilities and stockholders’ equity	$859,551			$838,706			$819,153
Net interest income and net interest rate spread		$22,929	2.04%		$22,692	2.21%		$24,133	2.90%
Net interest margin on interest earning assets (3)			2.69%			2.71%			3.06%
Net interest income and net interest margin - Tax equivalent basis (4)		$23,164	2.71%		$22,955	2.74%		$24,386	3.10%

Notes:

On the following page.

TABLE 2

RATE/VOLUME ANALYSIS OF NET INTEREST INCOME

(Dollars in thousands)	2024 Compared to 2023			2023 Compared to 2022
	Increase (Decrease) Due To (6)			Increase (Decrease) Due To (6)
	Volume	Rate	Total	Volume	Rate	Total
ASSETS
Interest earning assets:
Loans:
Taxable (5)	$2,139	$2,327	$4,466	$2,952	$2,495	$5,447
Tax-exempt	(138)	53	(85)	12	42	54
Total loans (8)	2,001	2,380	4,381	2,964	2,537	5,501
Investment securities:
Taxable	(367)	(77)	(444)	(154)	270	116
Tax-exempt	(19)	(2)	(21)	(16)	—	(16)
Total investment securities	(386)	(79)	(465)	(170)	270	100
Interest bearing deposits	28	(9)	19	(4)	29	25
Total interest earning assets	1,643	2,292	3,935	2,790	2,836	5,626
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Demand deposits (2)	$(95)	$990	$895	$(95)	$1,854	$1,759
Savings deposits	(3)	—	(3)	(6)	—	(6)
Time deposits	627	1,401	2,028	515	3,402	3,917
Other, including short and long-term borrowings, and other interest bearing liabilities	193	585	778	333	1,064	1,397
Total interest bearing liabilities	722	2,976	3,698	747	6,320	7,067
Net interest income	$921	$(684)	$237	$2,043	$(3,484)	$(1,441)

Notes:

(1)	Average balances were calculated using a daily average.
(2)	Includes interest bearing demand and money market accounts.
(3)	Net margin on interest earning assets is net interest income divided by average interest earning assets.
(4)	Interest on obligations of states and municipalities is not subject to federal income tax. To make the net yield comparable on a fully taxable basis, a tax equivalent adjustment is applied against the tax-exempt income using a federal tax rate of 21%.
(5)	Non-accruing loans are included in the above table until they are charged off.
(6)	The change in interest due to rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
(7)	Includes average net unrealized losses on debt securities: $45.4 million, $51.9 million and $25.7 million in 2024, 2023 and 2022, respectively.
(8)	Interest income includes loan fees of $130,000, $117,000 and $596,000 in 2024, 2023 and 2022, respectively.

Net interest income was $22.9 million for the year ended December 31, 2024. An increase in volume of $921,000 and a decrease of $684,000 in rate resulted in an overall increase of $237,000, or 1.0%, when  compared to net interest income of $22.7 million for the comparable 2023 period, which decreased by  $1.4 million, or 6.0%, over the 2022 period. Average earning assets increased $15.7 million, or 1.9%, to $853.9 million, during the year ended December 31, 2024, compared to the same period in 2023, which increased $50.8 million, or 6.5% compared to the year ended December 31, 2022.

On average, total loans outstanding increased $34.6 million, or 6.9%, in 2024 compared to 2023. Average total loans outstanding increased $60.3 million, or 13.6%, in 2023 compared to 2022. Average yields on loans increased by 47 basis points in 2024 compared to 2023, which was 52 basis points more than 2022. As shown in Table 2, Rate – Volume Analysis of Net Interest Income, the increase in yield in 2024 increased interest income on loans by approximately $2.4 million, while the increase in volume raised interest income by $2.0 million compared to 2023, resulting in a net increase in interest recorded on loans of $4.4 million. During 2023, the increase in the yield on loans increased interest income by approximately $2.5 million, while the increase in volume raised interest income by $3.0 million compared to 2022, resulting in a net increase in interest recorded on loans of $5.5 million.

Average investment securities decreased by $20.1 million, or 6.1%, during 2024. The decrease in volume on investment securities in 2024 accounted for a $386,000 decrease in interest income, while the decrease in yield on investment securities increased interest income by $79,000, resulting in an aggregate decrease in interest recorded on investment securities of $465,000 in 2024 compared to 2023. Average investment securities decreased by $9.2 million, or 2.7%, during 2023. The decrease in volume on investment securities in 2023 accounted for a $170,000 decrease in interest income, while the increase in yield on investment securities of $270,000 resulted in an aggregate increase in interest recorded on investment securities of $100,000 in 2023 compared to 2022. Average yields on investment securities decreased by two basis points in 2024 compared to 2023, which was eight basis points greater than 2022.

In total, the yield on earning assets in 2024 was 4.35% compared to 3.96% in 2023 and 3.50% in 2022. On a fully tax equivalent basis, the yield on earning assets increased 39 basis points to 4.38% in 2024, from 3.99% in 2023, which increased 46 basis points from 3.53% in 2022.

Average interest bearing liabilities increased by $14.3 million, or 2.4%, in 2024 compared to 2023, which increased $31.6 million compared to 2022. Average interest bearing deposits increased by $8.8 million, or 1.6%, in 2024 compared to 2023, due to an increase in time deposits of $21.4 million, which was partially offset by declines in interest bearing demand and savings deposits as customers sought higher interest rate deposit products. Over the same period, average short-term borrowings  increased by $9.0 million, due to an increase in average FRB advances, and average repurchase agreements increased by $5.4 million. These increases were partially offset by a  decrease of $8.8 million in average long-term debt due to the maturity of a $15.0 million advance in May 2024. During 2023, average interest bearing deposits increased by $14.9 million compared to 2022, due to an increase in time deposits of $47.7 million, which was partially offset by declines in interest bearing demand and savings deposits. Over the same period, average short-term borrowings increased by $13.7 million, primarily due to increases in overnight FHLB borrowings and FRB advances in 2023 compared to 2022, while average repurchase agreements increased by $4.3 million due to the addition of three new relationships in 2023.

Changes in the volume and rate of total interest bearing liabilities, in the aggregate, increased interest expense by $3.7 million in 2024 compared to 2023, while the aggregate changes in volume and rate in 2023 increased interest expense by $7.1 million compared to 2022. Both increases in market interest rates and competitive pricing pressure to both retain and attract deposit customers resulted in the increase in interest expense in the 2024 and 2023 periods. The percentage of average interest earning assets funded by average non-interest bearing demand deposits was approximately 22.8% in 2024, compared to 23.4% in 2023, and 24.8% in 2022. The total cost to fund earning assets (computed by dividing the total interest expense by the total average earning assets) in 2024 was 1.66%, compared to 1.25% in 2023 and 0.43% in 2022.

PROVISION FOR CREDIT LOSSES

The Company determined that a provision for credit losses of $534,000 was appropriate for 2024, compared to a loan loss provision of $500,000 recorded in 2023. The discussion included in the Loans and Allowance for Credit Losses section below titled “Financial Condition” explains the information and analysis used to derive the provision for credit losses for 2024.

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

Non-interest income was $5.8 million in 2024, an increase of $504,000, or 9.5%, compared to 2023. Most significantly impacting the comparative year end periods was a $391,000, or 28.4%, increase in customer service fees due to collecting more overdraft and deposit service charges in 2024.

Fee-generated non-interest income consists of customer service fees derived from deposit accounts, debit card fee income, trust relationships and sales of non-deposit products. In 2024, revenues from these services totaled $4.4 million, representing an increase of $427,000, or 10.8%, from 2023 revenues with the increase in customer service fees being the main catalyst for the increase followed by a $51,000, or 15.1%, increase in commissions from sales of non-deposit products. Trust fees increased by $3,000 in 2024 versus 2023 due to an increase in non-estate trust fees which were partially offset by a decline in estate settlement fees. Variances in trust fees from estate settlements can arise because estate settlements occur sporadically and are not necessarily consistent year to year. Non-estate trust fees are repeatable revenues that generally increase and decrease in relation to movements in interest rates as market values of trust assets under management increase or decrease and as new relationships are established.

Also impacting the comparative year end periods were increases of $182,000, or 36.4%, in fees derived from loan activity due to increases in title insurance commissions, and guidance line and swap fee income, as well as an increase of $98,000, or 576.5%, in the change in value of equity securities resulting from an increase in the market value of bank stocks owned by the Company. These increases were partially offset by a decline of $105,000, or 65.2%, in life insurance proceeds.

As a percentage of average assets, non-interest income was 0.68% and 0.63%, respectively in 2024 and 2023.

NON-INTEREST EXPENSE

Management strives to control non-interest expense where possible to improve operating results. Non-interest expense was $21.0 million in 2024, an increase of $1.1 million, or 5.3% compared to 2023. Most significantly impacting non-interest expense in the comparative year end periods was a $568,000, or 6.7%, increase in employee compensation expense due to annual salary increases and overtime pay from the core conversion in the first quarter of 2024.

Also impacting the comparative year end periods were increases of $286,000, or 33.7%, in professional fees primarily due to increases in audit and consulting fees, $204,000, or 31.0%, in equipment expense due to an increase in depreciation expense related to the core conversion and $123,000, or 9.5%, in occupancy expense due to an increase in rental expense from the early termination of a branch office lease in December 2024.

These increases were partially offset by a decline of $227,000, or 100.0%, in merger and acquisition expense from expenses incurred in connection with the Path Valley branch acquisition in 2023.

As a percentage of average assets, non-interest expense was 2.44% in 2024 as compared to 2.38% in 2023.

INCOME TAXES

Income tax expense for 2024 was $979,000 compared to $970,000 in 2023. Juniata qualifies for a federal tax credit for investments in low-income housing partnerships. The tax credit decreased from $366,000 in the year ended December 31, 2023 to $329,000 in the year ended December 31, 2024 due to the completion of the amortization period for one of Juniata’s low-income housing partnership investments in January 2023.

Exclusive of the tax credit, the Company recorded income tax expense of $1.3 million in both 2024 and 2023. Juniata’s effective tax rate in 2024 was 13.6% versus 12.8% in 2023. See Note 13 of The Notes to Consolidated Financial Statements for further information on income taxes.

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

TABLE 3

CHANGES IN USES AND SOURCES OF FUNDS

(Dollars in thousands)	2024			2023
	Average	Increase (Decrease)		Average
	Balance	Amount	%	Balance
Funding Uses:
Taxable loans	$513,249	$39,189	8.3%	$474,060
Tax-exempt loans	23,608	(4,561)	(16.2)	28,169
Taxable securities	305,130	(19,208)	(5.9)	324,338
Tax-exempt securities	5,575	(903)	(13.9)	6,478
Interest bearing deposits	6,355	1,197	23.2	5,158
Total interest earning assets	853,917	15,714	1.9	838,203
Investment in:
Low income housing	1,005	(324)	(24.4)	1,329
BOLI and annuities	15,092	132	0.9	14,960
Goodwill and intangible assets	10,116	431	4.5	9,685
Unrealized gains (losses) on securities	(45,386)	6,562	(12.6)	(51,948)
Other non-interest earning assets	30,681	(1,473)	(4.6)	32,154
Less: Allowance for credit losses	(5,874)	(197)	3.5	(5,677)
Total uses	$859,551	$20,845	2.5%	$838,706

Funding Sources:
Interest bearing demand deposits	$207,438	$(7,347)	(3.4)%	$214,785
Savings deposits	132,416	(5,249)	(3.8)	137,665
Time deposits under $100	110,519	1,323	1.2	109,196
Time deposits over $100	95,064	20,095	26.8	74,969
Repurchase agreements	15,258	5,390	54.6	9,868
Short-term borrowings	41,316	8,980	27.8	32,336
Long-term debt	11,189	(8,811)	(44.1)	20,000
Other interest bearing liabilities	849	(110)	(11.5)	959
Total interest bearing liabilities	614,049	14,271	2.4	599,778
Demand deposits	194,727	(1,720)	(0.9)	196,447
Other liabilities	6,880	640	10.3	6,240
Stockholders’ equity	43,895	7,654	21.1	36,241
Total sources	$859,551	$20,845	2.5%	$838,706

Overall, total average assets increased by $20.8 million, or 2.5%, for the year 2024 compared to 2023. The increase in 2024 was primarily due to an increase in taxable loans, which were funded by increases in time  deposits, as well as short-term borrowings and repurchase agreements. The ratio of average earning assets to total average assets decreased from 99.9% in 2023 to 99.3% in 2024. The ratio of average interest bearing liabilities to total average assets decreased from 71.5% in 2023 to 71.4% in 2024. Although Juniata’s investment in low income elderly housing projects and its bank owned life insurance and annuities are not classified as interest-earning assets, income is derived directly from those assets. These instruments represented 1.9% of total average assets in 2024 and 2023. Total average stockholders’ equity increased $7.7 million as of December 31, 2024 compared to December 31, 2023 primarily due to a decrease in accumulated other comprehensive loss due to the amortization of unrealized holding losses on previously transferred HTM securities and the net change in unrealized AFS security losses, as well as an increase in retained earnings.

A more detailed discussion of the Company’s earning assets and interest bearing liabilities will follow in the Sections titled “Loans”, “Investments” and “Deposits”.

LOANS

Loans outstanding at the end of each year consisted of the following:

(Dollars in thousands)
	Years Ended December 31,
	2024	2023	2022	2021	2020
Commercial, financial and agricultural	$68,234	$65,821	$61,458	$62,639	$73,057
Real estate - commercial	247,582	223,077	199,206	159,806	122,698
Real estate - construction	37,827	52,589	50,748	43,281	61,051
Real estate - mortgage	162,771	162,385	150,290	131,754	141,438
Obligations of states and political subdivisions	13,850	17,232	18,770	16,323	18,550
Personal	3,605	4,290	4,040	4,500	5,867
Total	$533,869	$525,394	$484,512	$418,303	$422,661

The following table summarizes how the ending balances changed in each of the last two years.

(Dollars in thousands)
	2024	2023
Beginning balance	$525,394	$484,512
Net new loans	7,834	40,176
Loans charged off	(40)	(47)
Loans transferred to other real estate owned	—	(39)
Loans transferred to repossessions	(10)	—
Other adjustments to carrying value	691	792
Net change	8,475	40,882
Ending balance	$533,869	$525,394

The following table presents the maturity distribution and amount of loans with fixed and variable interest rates as of December 31, 2024.

		After 1 Year	After 5 Years
(Dollars in thousands)	Within	But Within	But Within	After
	1 Year	5 Years	15 Years	15 Years	Total
Loans with Fixed Interest Rates
Commercial, financial, and agricultural	$1,327	$11,496	$13,122	$85	$26,030
Real estate - commercial	2,366	15,742	20,290	6,319	44,717
Real estate - construction:
1-4 family residential construction	—	—	—	1,172	1,172
Other construction loans	39	4,494	2,925	1,303	8,761
Real estate - mortgage	1,007	6,343	43,545	51,537	102,432
Other loans	218	5,482	7,139	9	12,848
Total	$4,957	$43,557	$87,021	$60,425	$195,960
Loans with Variable Interest Rates
Commercial, financial, and agricultural	$7,268	$27,862	$6,091	$983	$42,204
Real estate - commercial	1,076	28,624	84,174	88,991	202,865
Real estate - construction:
Other construction loans	8,327	5,532	1,334	12,701	27,894
Real estate - mortgage	465	3,886	29,224	26,764	60,339
Other loans	—	107	914	3,586	4,607
Total	$17,136	$66,011	$121,737	$133,025	$337,909
Total loans	$22,093	$109,568	$208,758	$193,450	$533,869

The loan portfolio was comprised of approximately 31.1% consumer loans (real estate – mortgage and personal loans) and 68.9% commercial loans (commercial, financial and agricultural, real estate – commercial and construction, and obligations of states and political subdivisions) on December 31, 2024 compared to 31.7% consumer loans and 68.3% commercial loans on December 31, 2023. Management believes that diversification in the loan portfolio is important and performs a loan concentration analysis on a quarterly basis. The highest loan concentration by activity type in 2024 was real estate - commercial loans secured by income-producing property, with debt service on this category of loans being reliant upon the cash flow generated by the property. In the aggregate, loans in this category had outstanding balances of $180.5 million at December 31, 2024, or 153.59% of the Bank’s capital. Components of this concentration group with balances considered for general reserve purposes are as follows:

(Dollars in thousands)
NAIC Definition	Outstanding Balance	% of Bank Capital
Lessors of residential buildings and dwellings	$63,142	82.66%
Lessors of non-residential buildings	48,842	63.94
Hotels and motels	36,429	47.69
New housing for-sale builders	18,879	24.71
Continuing care retirement communities	13,174	17.25
Total	$180,466	153.59%

Given the reserves allocated to this sector over the years and the continued economic and market uncertainty, management continues to assess a concentration risk factor to this group of loans when analyzing the adequacy of the allowance for credit losses. See Note 6 of The Notes to Consolidated Financial Statements.

During 2024, the commercial, financial and agricultural, real estate – commercial and real estate – mortgage loan classes increased, offset by declines in the real estate – construction, obligations of states and political subdivisions and personal loan classes. During 2023, all loan classes, except for obligations of states and political subdivision loans, increased. Continued emphasis is placed on responsiveness and personal attention given to customers, which management believes differentiates the Bank from its competition. Nearly all commercial loans are either variable or adjustable rate loans, while non-mortgage consumer loans generally have fixed rates for the duration of the loan.

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

The current expected credit loss (“CECL”) model is based primarily on forecasted economic scenarios as well as qualitative factors specific to Juniata. A quarterly provision or credit is charged or credited to earnings to maintain the allowance for credit losses at an adequate level. Charge-offs and recoveries are recorded as adjustments to the allowance for credit losses. The allowance for credit losses on December 31, 2024 was 1.16% of total loans, net of unearned interest, compared to 1.08% of total loans, net of unearned interest at December 31, 2023.

The Company adopted ASC 326 using the prospective transition approach for financial assets purchased with credit deterioration (“PCD”) that were previously classified as purchased credit impaired (“PCI”) and accounted for under ASC 310-30. In accordance with the standard, management did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption.

Juniata recorded a provision for credit losses of $534,000 in 2024 compared to a loan loss provision of $500,000 in 2023. Loan growth of 1.6% as of December 31, 2024 compared to December 31, 2023 was a factor in the increase in the provision for credit losses for the year ended December 31, 2024. Net charge-offs were 0.01% of average loans outstanding for the year ended 2024 and net recoveries were 0.01% of average loans outstanding for the year ended 2023.

At December 31, 2024, non-performing loans (as defined in Table 4 below), as a percentage of the allowance for credit losses, were 9.9%, compared to 87.2% at December 31, 2023. Non-performing loans were 0.12% of loans outstanding as of December 31, 2024 and 0.94% of loans outstanding as of December 31, 2023. Non-accrual loans decreased at December 31, 2024 compared to December 31, 2023 due to the payoff of a $4.9 million non-accrual participated real-estate construction loan in 2024. All non-performing loans were collateralized with real estate at December 31, 2024, except three non-accrual loans totaling $105,000.

TABLE 4

NON-PERFORMING LOANS

(Dollars in thousands)	December 31, 2024	December 31, 2023
Non-performing loans
Non-accrual loans	$496	$4,952
Accruing loans past due 90 days or more	119	—
Total	$615	$4,952

Loans outstanding	$533,869	$525,394

Ratio of non-performing loans to loans outstanding	0.12%	0.94%
Ratio of non-accrual loans to loans outstanding	0.09%	0.94%
Allowance for credit losses to non-accrual loans	1,246.57%	114.64%

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

When a loan is placed on non-accrual status, all unpaid interest credited to income is reversed against current period income. Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. Generally, accruals are resumed on loans only when the obligation is brought fully current with respect to interest and principal, has performed in accordance with the contractual terms for a reasonable period and the ultimate collectability of the total contractual principal and interest is no longer in doubt. The Company’s nonaccrual and charge-off policies are the same, regardless of the loan type. During 2024, gross interest income that would have been recorded if loans on non-accrual status had been current was $101,000, of which $74,000 was collected and included in net income.

ALLOWANCE FOR CREDIT LOSSES (“ACL”)

The ACL is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. The ACL requires a projection of credit losses estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals and modifications unless either of the following applies: management has a reasonable expectation at the reporting date that a loan modification will be executed with an individual borrower, or the extension or renewal options are included in the original or modified contract at the reporting date and not unconditionally cancellable by the Company. Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.

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

The allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist. The company has identified the following portfolio segments:  commercial, financial and agricultural, real estate – commercial, real estate - construction: 1-4 family residential construction, real estate - construction: other construction, real estate – mortgage, obligations of states and political subdivisions and personal loans.

Loans that do not share risk characteristics are evaluated on a individual bases. Loans evaluated individually are not also included in the collective evaluation. When management determines that foreclosure is probable expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate.

The Company utilizes the Discounted Cash Flow (“DCF”) method to analyze all loan segments as it allows for the effective incorporation of a reasonable and supportable forecast in a directionally consistent and objective manner. The DCF model has two key components; a loss driver analysis combined with a cash flow analysis. The contractual cash flow is adjusted for probability of default/loss given defaults (“PD/LGD”) and prepayment speed to establish a reserve level. The prepayment and curtailment studies are updated quarterly by a third-party for each applicable pool of loans.

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

The quantitative general allowance was $3.0 million at December 31, 2024 and $2.5 million at December 31, 2023.

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

The qualitative analysis resulted in a general reserve of $3.1 million at December 31, 2024, compared to $3.2 million at December 31, 2023.

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

The Company recorded net charge-offs of $28,000 in 2024 compared to net recoveries of $39,000 in 2023. The allowance for credit losses at December 31, 2024 increased by 8.9% over the allowance for credit losses at December 31, 2023 due to recording net charge-offs and loan growth of 1.6% in 2024, as well as updating the loss driver analysis in the third quarter of 2024. Management’s analysis indicated that the allowance for credit losses of $6.2 million at December 31, 2024 was adequate.

A summary of activity in the allowance for credit losses for the last five years is shown below.

(Dollars in thousands)	Years Ended December 31,
	2024	2023	2022	2021	2020
Balance of allowance - beginning of period	$5,677	$4,027	$3,508	$4,094	$2,961
Impact of adopting ASC 326	—	757	—	—	—
Initial allowance on loans purchased with credit deterioration	—	354	—	—	—
Loans charged off:
Commercial, financial and agricultural	—	—	—	—	(7)
Real estate - mortgage	—	(19)	(23)	—	(7)
Personal	(40)	(28)	(13)	(17)	(42)
Total charge-offs	(40)	(47)	(36)	(17)	(56)
Recoveries of loans previously charged off:
Commercial, financial and agricultural	—	—	2	7	1
Real estate - commercial	—	—	—	36	2
Real estate - construction	—	—	—	86	426
Real estate - mortgage	3	66	94	61	30
Personal	9	20	4	10	9
Total recoveries	12	86	100	200	468

Net (charge-offs) recoveries	(28)	39	64	183	412
Provision (benefit) for credit losses	534	500	455	(769)	721
Balance of allowance - end of period	$6,183	$5,677	$4,027	$3,508	$4,094

Ratio of net (charge-offs) recoveries during period to
average loans outstanding	(0.01)%	0.01%	0.01%	0.04%	0.10%

Because of the Company’s low rate of charge-offs, disaggregated ratios of net charge-offs to average loans outstanding are not provided.

The following tables show how the allowance for credit losses is allocated among the various types of outstanding loans and the percent of loans by type to total loans.

(Dollars in thousands)	Years Ended December 31,
	2024	2023	2022	2021	2020
Commercial, financial and agricultural	$994	$740	$297	$251	$302
Real estate - commercial	3,010	2,799	1,110	1,020	908
Real estate - construction	853	882	1,146	884	1,586
Real estate - mortgage	24	39	1,385	1,269	1,200
Obligations of states and political subdivisions	1,258	1,157	54	45	28
Personal	44	60	35	39	70
	$6,183	$5,677	$4,027	$3,508	$4,094

	Years Ended December 31,
	2024	2023	2022	2021	2020
Commercial, financial and agricultural	12.8%	12.5%	12.7%	15.0%	17.3%
Real estate - commercial	46.4%	42.5%	41.1%	38.2%	29.0%
Real estate - construction	7.1%	10.0%	10.5%	10.3%	14.4%
Real estate - mortgage	30.4%	30.9%	31.0%	31.5%	33.5%
Obligations of states and political subdivisions	2.6%	3.3%	3.9%	3.9%	4.4%
Personal	0.7%	0.8%	0.8%	1.1%	1.4%
	100%	100%	100%	100%	100%

INVESTMENTS

Total investments, defined to include all interest earning assets except loans (i.e., debt securities available for sale at fair value and held to maturity at amortized cost, equity securities, federal funds sold, interest bearing deposits, restricted investment in bank stock and other interest-earning assets), totaled $265.9 million on December 31, 2024, a decrease of $16.8 million, or 6.0%, compared to year-end 2023.

The following table summarizes how the ending balances changed annually in each of the last two years.

(Dollars in thousands)
	2024	2023
Beginning balance	$282,729	$287,966
Proceeds from sales, calls and maturities of debt securities available for sale	(4,742)	(5,470)
Proceeds from calls and maturities of debt securities held to maturity	(13,864)	(13,687)
Change in value of equity securities	115	17
Adjustment in market value of securities available of sale	1,925	(370)
Amortization of unrealized holding losses on securities held to maturity	4,847	4,767
Amortization/accretion on securities available for sale	(123)	(133)
Restricted investment in bank stock, net change	823	(1,959)
Interest bearing deposits with others, net change	(5,807)	11,598
Net change	(16,826)	(5,237)
Ending balance	$265,903	$282,729

The investment area is managed according to internally established guidelines and quality standards. Juniata separates its investment securities portfolio into two classifications: those held to maturity and those available for sale. Juniata holds no securities in the trading classification.

At December 31, 2024, the market value of the investment securities portfolio was less than amortized cost by $15.1 million, compared to December 31, 2023, when the market value of the investment securities portfolio was less than amortized cost by $10.7 million. The average maturity of the investment portfolio was 6.9 years on December 31, 2024 and 7.9 years on December 31, 2023.

The following table sets forth the maturities of securities and the weighted average yields of such securities by scheduled maturity or call dates. Yields on obligations of states and public subdivisions are presented on a tax-equivalent basis.

(Dollars in thousands)			After One Year		After Five Years
	Within One year		But Within Five Years		But Within Ten Years		After Ten Years		Total
December 31, 2024	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Debt securities available for sale, at fair value:
Obligations of U.S. Government agencies and corporations	$2,495	4.00%	$12,081	0.74%	$—	—%	$—	—%	$14,576	1.27%
Obligations of state and political subdivisions	—	—%	2,643	2.87%	3,390	1.80%	—	—%	6,033	2.21%
Corporate Debt Securities	—	—%	4,286	2.75%	11,072	3.95%	—	—%	15,358	3.64%
Mortgage-backed securities	375	2.59%	20,460	3.47%	7,252	3.07%	569	2.61%	28,656	3.33%
	$2,870	3.82%	$39,470	2.52%	$21,714	3.32%	$569	2.61%	$64,623	2.83%
Debt securities held to maturity, at amortized cost:
Obligations of U.S. Government agencies and corporations	$—	—%	$25,389	4.30%	$5,090	4.44%	$—	—%	$30,479	4.32%
Mortgage-backed securities	—	—%	14,456	5.14%	112,406	4.58%	34,286	2.74%	161,148	4.24%
	$—	—%	$39,845	4.60%	$117,496	4.57%	$34,286	2.74%	$191,627	4.25%

BANK OWNED LIFE INSURANCE AND ANNUITIES

The Company periodically insures the lives of certain bank officers to provide split-dollar life insurance benefits to some key officers and to offset the cost of providing post-retirement benefits through non-qualified plans. Some annuities are also owned to provide cash streams that match certain post-retirement liabilities. The $373,000 increase in cash surrender value of the Company’s bank owned life insurance (“BOLI”) and annuities was due primarily to earnings and the purchase of additional insurance related to 1035 Exchanges for two active participants to take advantage of increased interest rates. See Note 7 of The Notes to Consolidated Financial Statements.

The following table summarizes how the cash surrender values of these instruments changed annually in each of the last two years.

(Dollars in thousands)
	2024	2023
Beginning balance	$14,841	$15,197
BOLI earnings	219	204
Annuity earnings	17	18
BOLI purchases	717	—
BOLI premiums	19	19
Annuity premiums	8	12
BOLI death benefit received	(663)	(621)
Annuity death benefits received	—	(149)
Gain from BOLI proceeds	56	160
Gain from annuity proceeds	—	1
Net change	373	(356)
Ending balance	$15,214	$14,841

GOODWILL AND INTANGIBLE ASSETS

Branch Acquisition

On September 8, 2006, the Company acquired a branch office in Richfield, PA. Goodwill recorded on the acquisition was $2.0 million and is measured annually for impairment.

FNBPA Acquisition

On November 30, 2015, the Company completed its acquisition of FNBPA. Goodwill recorded on the acquisition was $3.4 million as of December 31, 2024 and 2023. In addition, a core deposit intangible in the amount of $303,000 was recorded and is being amortized over a ten-year period using a sum of the year’s digits basis. Core deposit intangible amortization expense recorded in 2024 was $11,000 and is estimated to be $5,000 in 2025. The core deposit intangible will be fully amortized in 2025. Core deposit and other intangible assets, net of amortization, was $5,000 as of December 31, 2024 and $16,000 as of December 31, 2023.

LCB Acquisition

On April 30, 2018, Juniata completed the acquisition of LCB and, as a result, recorded goodwill of $3.6 million as of December 31, 2024 and 2023. In addition, a core deposit intangible of $289,000 was recorded and will be amortized over a ten-year period using a sum of the years’ digits basis. Core deposit intangible expense recorded in 2024 was $23,000, and for the succeeding four years beginning 2025, is estimated to be $17,000, $12,000, $7,000 and $2,000 per year, respectively. The core deposit intangible will be fully amortized in 2028. Core deposit intangible, net of amortization, was $38,000 as of December 31, 2024 and $61,000 as of December 31, 2023.

Path Valley Acquisition

On May 12, 2023, Juniata acquired the Path Valley branch office and, as a result, recorded goodwill of $765,000 as of December 31, 2024 and 2023. In addition, a core deposit intangible of $303,000 was recorded and is being amortized over a ten-year period using a sum of the years’ digit basis. Core deposit intangible expense recorded in 2024 was $51,000, and for the succeeding five years beginning 2025, is estimated to be $46,000, $40,000, $35,000 and $30,000 per year, respectively, and $64,000 thereafter. Core deposit intangible, net of amortization, was $215,000 as of December 31, 2024 and $266,000 as of December 31, 2023.

Mortgage Servicing Rights

The Company did not originate and sell residential mortgage loans to the secondary market in 2024 or 2023; however, the Company retained the servicing rights on loans originated and sold in prior years. The mortgage servicing rights are valued based on the present value of estimated future cash flows on pools of mortgages stratified by rate and maturity date. The computed value is carried as an intangible asset. As of December 31, 2024 and December 31, 2023, the fair value of mortgage servicing rights was $69,000 and $83,000, respectively.

DERIVATIVES

The Company may enter into derivative financial instruments as part of its asset liability management strategy to help manage its interest rate risk position and to meet the needs of customers. As of December 31, 2024 and 2023, the Company had no derivatives designated as hedging instruments. The Company does, however, have derivatives not designated as hedging instruments. At December 31, 2024, the Company had risk participation agreements with a fair value of $24,000 and back-to-back swaps with commercial borrowers with a fair value of $20,000. See Note 22 of The Notes to Consolidated Financial Statements.

DEFERRED TAXES

The Company accounts for income taxes under the asset/liability method. Deferred tax assets and liabilities are recognized for the future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss and tax credit carryforwards, if applicable. A valuation allowance is established against deferred tax assets when, in the judgment of management, it is more likely than not that such deferred tax assets will not become realizable. The Company recorded net deferred tax assets of $9.8 million and $11.3 million, at December 31, 2024 and December 31, 2023, respectively. The net deferred tax assets were carried as a non-interest earning asset. See Note 13 of The Notes to Consolidated Financial Statements.

OTHER NON-INTEREST EARNING ASSETS

The following table summarizes the components of the non-interest earning asset category, and how the ending balances changed over the last two years.

(Dollars in thousands)
	2024	2023
Beginning balance	$43,030	$36,711
Cash and cash equivalents	(12,125)	6,333
Premises and equipment, net	1,202	(10)
Investment in low income housing	(322)	(353)
Deferred tax assets	(1,477)	(649)
Other receivables and prepaid expenses	(376)	998
Net change	(13,098)	6,319
Ending balance	$29,932	$43,030

DEPOSITS

As of December 31, 2024, total deposits were $748.0 million, a decrease of $1.1 million, or 0.1%, compared to the previous year end. Juniata had $105.2 million and $131.6 million in uninsured deposits as of December 31, 2024 and 2023, respectively.

The following table summarizes how the ending balances changed over the last two years.

(Dollars in thousands)
	2024	2023
Beginning balance	$749,045	$711,512
Demand deposits	(226)	(2,104)
Interest bearing demand deposits	(11,316)	(6,811)
Savings deposits	(5,511)	(8,668)
Time deposits	15,965	55,116
Net change	(1,088)	37,533
Ending balance	$747,957	$749,045

The following table shows the comparison of average transaction deposits and average time deposits as a percentage of total deposits for the last two years.

	Changes in Deposits
(Dollars in thousands)	2024			2023
	Average	Increase (Decrease)		Average
	Balance	Amount	%	Balance
Transaction deposits:
Money market	$47,948	$(3,501)	(6.8)%	$51,449
Interest bearing demand	159,490	(3,846)	(2.4)	163,336
Savings	132,416	(5,249)	(3.8)	137,665
Demand	194,727	(1,720)	(0.9)	196,447
Total transaction deposits	534,581	(14,316)	(2.6)	548,897

Time deposits:
$100 and greater	95,064	20,095	26.8	74,969
Other	110,519	1,323	1.2	109,196
Total time deposits	205,583	21,418	11.6	184,165
Total deposits	$740,164	$7,102	1.0%	$733,062

Average deposits increased 7.1 million, or 1.0%, to $740.2 million in 2024. Transaction accounts decreased by 2.6% in 2024, while time deposits increased by 11.6%. The largest dollar and percentage increase in 2024 compared to the previous year was in time deposits of $100,000 and greater, which increased by $20.1 million, or 26.8%.

Maturities of time deposits of $250,000 or more outstanding at December 31, 2024 are summarized as follows:

(Dollars in thousands)
2024
Certificates of deposit of $250 or more
Maturing within 3 months	$11,149
Maturing within 3 to 6 months	13,825
Maturing within 6 to 12 months	10,217
Maturing 1‑5 years	6,495
$41,686

Consumers have needs for transaction accounts, and the Bank is continuing to focus on that need in order to build deposit relationships. Products are geared toward low-cost convenience and ease for the customer. The Company’s strategy is to aggressively seek to grow customer relationships by staying in touch with customers’ changing needs and new methods of connectivity, to increase deposit (and loan) market share. The Bank offers identity protection services as an option for all consumer demand depositors. We believe this product to be a valuable and essential tool necessary to combat the upsurge in fraud and identity theft. This product provides a unique benefit to our customers as there are no other banks in our immediate market that offer a similar service.

In addition to deposit products, Juniata provides alternatives to customers through the sale of wealth management (non-deposit) products. The Bank competes in the marketplace with many sources that offer products that directly compete with traditional banking products. In keeping with our desire to provide our customers with a full array of financial services, we supplement the services traditionally offered by our Trust Department by staffing our community offices with wealth management consultants who are licensed and trained to sell variable and fixed rate annuities, mutual funds, stock brokerage services and long-term care insurance. Although the sale of these products can reduce the Bank’s deposit levels, these products offer solutions for our customers that traditional bank products cannot and allow us to service our customer base more completely. Fee income from the sale of non-deposit products (primarily annuities and mutual funds) was $388,000 and $337,000 in 2024 and 2023, respectively, representing approximately 6.7% and 6.3%, respectively, of total non-interest income.

OTHER INTEREST BEARING LIABILITIES

Juniata funds its needs primarily with local deposits and, when necessary, relies on external funding sources for additional funding. External funding sources include credit facilities at correspondent banks, the FHLB of Pittsburgh and the Federal Reserve Bank. Juniata’s average balances for all borrowings increased by $5.4 million in 2024 compared to 2023.

	Changes in Borrowings
(Dollars in thousands)	2024			2023
	Average	Increase (Decrease)		Average
	Balance	Amount	%	Balance
Repurchase agreements	$15,258	$5,390	54.6%	$9,868
Short-term borrowings	41,316	20,394	97.5	20,922
FRB advances	—	(11,414)	(100.0)	11,414
Long-term debt	11,189	(8,811)	(44.1)	20,000
Other interest bearing liabilities	849	(110)	(11.5)	959
Total borrowings	$68,612	$5,449	8.6%	$63,163

STOCKHOLDERS’ EQUITY

Total stockholders’ equity increased by $7.3 million, or 18.2%, to $47.5 million in 2024 compared to 2023, primarily due to a decrease in accumulated other comprehensive loss from recording the amortization of unrealized holding losses on HTM securities and the net change in unrealized AFS security losses, as well as an increase in retained earnings. The Company was well-capitalized and had the capacity to maintain its historical dividend level in 2024. The Company’s net income exceeded dividends paid by $1.8 million.

The following table summarizes how the components of equity changed in the last two years.

(Dollars in thousands)
	2024	2023
Beginning balance	$40,137	$35,693
Cumulative effect of change in accounting principle	—	(854)
Net income	6,229	6,596
Dividends	(4,400)	(4,406)
Treasury stock issued for stock plans	32	62
Stock-based compensation	142	143
Repurchase of stock, net of re-issuance	(3)	(324)
Net change in unrealized AFS security losses	1,521	(293)
Amortization of unrealized holding losses on HTM securities	3,799	3,731
Unrealized losses on cash flow hedge	—	(211)
Net change	7,320	4,444
Ending balance	$47,457	$40,137

Average stockholders’ equity in 2024 was $43.9 million, an increase of 21.1% from $36.2 million in 2023. At December 31, 2024, Juniata held 147,895 shares of stock in treasury versus 160,150 at December 31, 2023. Return on average equity decreased to 14.19% in 2024 from 18.20% in 2023. See the discussion in the 2024 Financial Overview section.

The Company periodically repurchases shares of its common stock under the share repurchase program approved by the Board of Directors. The program will remain authorized until all approved shares are repurchased, unless terminated by the Board of Directors. Repurchases have typically been accomplished through open market transactions and have complied with all regulatory restrictions on the timing and amount of such repurchases. Shares repurchased have been added to treasury stock and accounted for at cost. These shares may be reissued for stock option exercises, employee stock purchase plan purchases, restricted stock awards, to fulfill dividend reinvestment program needs and to supply shares needed as consideration in an acquisition. During 2024 and 2023, 239 and 27,569 shares, respectively, were repurchased in conjunction with this program. Treasury shares of 12,494 and 15,639 were also redeemed for stock purchase plan purchases in 2024 and 2023, respectively. The treasury shares remaining authorized for repurchase in the program were 180,504 as of December 31, 2024.

Juniata declared dividends of $0.88 per common share in each of 2024 and 2023 (See Note 14 of The Notes to Consolidated Financial Statements regarding restrictions on dividends from the Bank to the Company). The dividend payout ratio was 70.63% and 66.80% in 2024 and 2023, respectively. The dividend payout ratio in 2024 was more than 2023 due primarily to lower net income in 2024 compared to 2023. In January 2024, the Board of Directors declared a dividend of $0.22 per share to stockholders of record on February 14, 2025, payable on February 28, 2025.

Juniata’s book value per share at December 31, 2024 was $9.48 as compared to $8.04 at December 31, 2023. Juniata’s average equity to assets ratio for 2024 and 2023 was 5.11% and 4.32%, respectively. Refer also to the Capital Risk section in the Asset / Liability management discussion that follows.

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

Asset liquidity refers to assets that we are quickly able to convert into cash, consisting of cash, federal funds sold and securities. Short-term liquid assets generally consist of federal funds sold and securities maturing over the next twelve months. The quality of our short-term liquidity is good; as federal funds are unimpaired by market risk and as bonds approach maturity, their value moves closer to par value. Liquid assets tend to reduce earnings when there is not an immediate use for such funds, since normally these assets generate income at a lower rate than loans or other longer-term investments.

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

Off-balance sheet liquidity is closely tied to liability liquidity. Sources of off-balance sheet liquidity include Federal Home Loan Bank borrowings, repurchase agreements, brokered deposits and federal funds lines with correspondent banks. These sources provide immediate liquidity to the Bank and are available to be deployed when a need arises. These instruments also come in large block sizes, have investor-defined maturities and generally require low maintenance.

“Available liquidity” encompasses all three sources of liquidity when determining liquidity adequacy and measures the Bank’s access to short-term funding sources for immediate needs and long-term funding sources when the need is determined to be permanent. Management uses both on-balance sheet liquidity and off-balance sheet liquidity to manage its liquidity position. The Company’s liquidity strategy seeks to maintain an adequate volume of high-quality liquid instruments to facilitate customer liquidity demands. Management also maintains sufficient capital, which provides access to the liability and off-balance sheet sides of the balance sheet for funding. An active knowledge of debt funding sources is important to liquidity adequacy.

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

It is the Company’s policy to maintain a primary liquidity ratio greater than 7.5% and a total liquidity ratio greater than 10% of total assets. The primary liquidity ratio equals liquid assets divided by total assets, where liquid assets equal the sum of cash and due from banks, federal funds sold, interest bearing deposits with other banks and available for sale securities. Total liquidity is comprised of all components noted in primary liquidity plus securities classified as held-to-maturity, if any. If either of these liquidity ratios falls below the minimum ratio, it is the Company’s policy to increase liquidity in a timely manner to achieve the required ratio. As of December 31, 2024, the Company’s primary and total liquidity ratios were 8.9% and 12.5%, respectively.

It is the Company’s policy to maintain available liquidity, when combined with on-balance sheet liquidity, greater than 15% of total assets and contingency liquidity, when combined with on-balance sheet liquidity and available liquidity, greater than 22.5% of total assets. As of December 2024, the Company’s available and contingency liquidity ratios were 22.0% and 55.0%, respectively.

Juniata is a member of the FHLB of Pittsburgh, which provides short-term liquidity and a source for long-term borrowings. The Bank uses this facility to satisfy temporary funding needs throughout the year. The Bank’s maximum borrowing capacity with the FHLB was $249.3 million, with a balance of $32.9 million outstanding as of December 31, 2024. To borrow additional amounts, the FHLB would require the Bank to purchase additional FHLB Stock. The Bank must maintain sufficient qualifying collateral to secure all outstanding advances.

As of December 31, 2024, the Company had no borrowings outstanding with the Federal Reserve and an unused borrowing capacity of $51.1 million with the Federal Reserve. The Company also has an unsecured line of credit with a correspondent bank totaling $11.0 million, of which no funds were drawn at December 31, 2024. These funding sources are periodically drawn upon to ensure the availability of funds.

The Company has an internal policy limit for brokered deposits of $175.0 million. As of December 31, 2024, the Company had no brokered deposits.

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

The Bank is subject to risk-based capital standards by which banks are evaluated in terms of capital adequacy. These regulatory capital requirements are administered by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital and classification are also subject to qualitative judgments by the regulators. Management believes that, as of December 31, 2024, the Bank met all capital adequacy requirements to which it is subject.

Prompt corrective action regulations provide five classifications: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2024 and 2023, the most recent regulatory notifications categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

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

Interest Rate Risk

For most financial institutions, including Juniata, interest rate risk primarily reflects exposures to changes in interest rates. Interest rate fluctuations affect earnings by changing net interest income and other interest-sensitive income and expense levels. Interest rate changes also affect capital by impacting the net present value of a bank’s future cash flows, and the cash flows themselves, as rates change. Interest rate risk is inherent in the banking industry. However, excessive interest rate risk can threaten a bank’s earnings, capital, liquidity and solvency. The Company’s sensitivity to changes in interest rate movements is continually monitored by the Asset Liability Management Committee (“ALCO”). At December 31, 2024, the Company’s cumulative repricing gap analysis indicated a liability-sensitive balance sheet through one year when measured on a static basis.

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

Economic Risk

Economic risk is the risk that the long-term or underlying value of the Company will change if interest rates change. Economic value of equity (“EVE”) represents the change in the value of the balance sheet without regard to business continuity. Rate shocks are applied to all financial assets and liabilities, using parallel and non-parallel rate shifts of 100 to 400 basis points to estimate the change in EVE under the various hypothetical scenarios. As of December 31, 2024, in a rising rate environment, the modeling results for all basis point rate increases indicated the Company’s loss in value of assets was greater than the present value gain in liabilities; however, the Company remained within EVE policy guidelines for all rate shock scenarios.

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

Exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and financial guarantees written is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making these commitments as it does for on-balance sheet instruments. The Company had outstanding loan origination commitments aggregating $133.7 million and $125.7 million on December 31, 2024 and 2023, respectively. Additionally, on December 31, 2024 and 2023, respectively, the Company had $11.3 million and $11.6 million outstanding in unfunded lines of credit commitments extended to its customers.

Letters of credit are instruments issued by the Company that guarantee payment by the Bank to the beneficiary in the event of default by the Company’s customer in the non-performance of an obligation or service. Most letters of credit are extended for a one-year period. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds collateral supporting those commitments for which collateral is deemed necessary. The amount of the liability as of December 31, 2024 and 2023 for guarantees under letters of credit issued was not material. The maximum undiscounted exposure related to these guarantees on December 31, 2024 was $4.2 million, and the approximate value of underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $50.2 million.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on our assessment, management concluded that as of December 31, 2024, the Company’s internal control over financial reporting was effective and met the criteria of the Internal Control-Integrated Framework (2013).

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of Juniata Valley Financial Corp.

Mifflintown, Pennsylvania

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Juniata Valley Financial Corp. (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Allowance for Credit Losses on Loans – Qualitative Factors

The allowance for credit losses (the “ACL”) as described in Notes 2 and 6 is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. The ACL on loans was $6.2 million as of December 31, 2024 and the provision for credit losses on loans was $534,000 for the year ended December 31, 2024.  The ACL requires a projection of credit losses estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate.

The Company measures expected credit losses based on a collective (pool) basis when similar risk characteristics exist in the loan portfolio. The ACL for pooled loans is the sum of quantitative and qualitative loss estimates. Management estimates the allowance balance using relevant available information, from internal and external sources, related to past events, current conditions and reasonable and supportable forecasts of certain macro-economic variables. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to the historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, lending personnel, delinquency trends, credit concentrations, loan review results, changes in collateral values, as well as the impact of changes in regulatory and business environment or other relevant factors. Weights and risks are assigned to the qualitative factors based on factors not considered in quantitative analysis. Evaluations of the loan portfolio and individual credits require certain estimates, assumptions and judgements as to the facts and circumstances related to particular situations or credits.

We consider the auditing of the Company’s qualitative factors within the ACL a critical audit matter, due to the subjective and complex judgments used by management in the determination of the qualitative factors used in the calculation.  This resulted in a high degree of auditor judgment, a high degree of auditor subjectivity, and significant audit effort in performing audit procedures over the qualitative factors.

The primary procedures we performed to address this critical audit matter included evaluating:

●	The appropriateness of significant judgments applied in the qualitative framework, including the qualitative factors chosen, associated weightings, and allocation range within the framework.
●	The application of risk assignments for the individual qualitative factors, including the appropriateness of management’s basis for risk level assignments.
●	The relevance and reliability of data used in determining the risk level assignments.

/s/ Crowe LLP

We have served as the Company's auditor since 2019.

Washington, D.C.

March 26, 2025

JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share data)	December 31, 2024	December 31, 2023
ASSETS
Cash and due from banks	$5,064	$17,189
Interest bearing deposits with banks	5,934	11,741
Cash and cash equivalents	10,998	28,930
Equity securities	1,189	1,073
Debt securities available for sale	64,623	67,564
Debt securities held to maturity (fair value $182,773 and $198,147, respectively)	191,627	200,644
Restricted investment in bank stock	2,530	1,707
Total loans	533,869	525,394
Less: Allowance for credit losses	(6,183)	(5,677)
Total loans, net of allowance for credit losses	527,686	519,717
Premises and equipment, net	9,382	8,180
Bank owned life insurance and annuities	15,214	14,841
Investment in low income housing partnerships	832	1,154
Core deposit and other intangible assets	258	343
Goodwill	9,812	9,812
Mortgage servicing rights	69	83
Deferred tax asset, net	9,842	11,319
Accrued interest receivable and other assets	4,812	5,188
Total assets	$848,874	$870,555
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$196,801	$197,027
Interest bearing	551,156	552,018
Total deposits	747,957	749,045
Short-term borrowings and repurchase agreements	42,242	52,810
Long-term debt	5,000	20,000
Other interest bearing liabilities	830	951
Accrued interest payable and other liabilities	5,388	7,612
Total liabilities	801,417	830,418
Commitments and contingent liabilities
Stockholders’ Equity:
Preferred stock, no par value: Authorized - 500,000 shares, none issued	—	—
Common stock, par value $1.00 per share: Authorized 20,000,000 shares; Issued - 5,151,279 shares at December 31, 2024 and December 31, 2023; Outstanding - 5,003,384 shares at December 31, 2024 and 4,991,129 shares at December 31, 2023	5,151	5,151
Surplus	24,896	24,924
Retained earnings	53,126	51,297
Accumulated other comprehensive loss	(33,320)	(38,640)
Cost of common stock in Treasury: 147,895 shares at December 31, 2024; 160,150 shares at December 31, 2023	(2,396)	(2,595)
Total stockholders’ equity	47,457	40,137
Total liabilities and stockholders’ equity	$848,874	$870,555

See The Notes to Consolidated Financial Statements

JUNIATA FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
(Dollars in thousands, except share data)	December 31,
	2024	2023
Interest and dividend income:
Loans, including fees	$31,109	$26,728
Taxable securities	5,749	6,193
Tax-exempt securities	118	139
Other interest income	140	121
Total interest income	37,116	33,181
Interest expense:
Deposits	11,167	8,247
Short-term borrowings and repurchase agreements	2,719	1,733
Long-term debt	268	471
Other interest bearing liabilities	33	38
Total interest expense	14,187	10,489
Net interest income	22,929	22,692
Provision for credit losses	534	500
Net interest income after provision for credit losses	22,395	22,192
Non-interest income:
Customer service fees	1,767	1,376
Debit card fee income	1,752	1,770
Earnings on bank-owned life insurance and annuities	236	222
Trust fees	469	466
Commissions from sales of non-deposit products	388	337
Fees derived from loan activity	682	500
Change in value of equity securities	115	17
Gain from life insurance proceeds	56	161
Other non-interest income	360	472
Total non-interest income	5,825	5,321
Non-interest expense:
Employee compensation expense	9,022	8,454
Employee benefits	2,448	2,355
Occupancy	1,412	1,289
Equipment	863	659
Data processing expense	2,881	2,937
Professional fees	1,134	848
Taxes, other than income	191	184
FDIC Insurance premiums	575	504
Gain on other real estate owned	—	(16)
Amortization of intangible assets	85	81
Amortization of investment in low-income housing partnerships	322	353
Merger and acquisition expense	—	227
Other non-interest expense	2,079	2,072
Total non-interest expense	21,012	19,947
Income before income taxes	7,208	7,566
Income tax provision	979	970
Net income	$6,229	$6,596
Earnings per share
Basic	$1.25	$1.32
Diluted	$1.24	$1.31

See The Notes to Consolidated Financial Statements

JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2024			2023
(Dollars in thousands)	Pre-Tax	Tax	Net-of-Tax	Pre-Tax	Tax	Net-of-Tax
	Amount	Effect	Amount	Amount	Effect	Amount
Net income	$7,208	$(979)	$6,229	$7,566	$(970)	$6,596
Other comprehensive income:
Securities
Available for sale securities
Unrealized holding gain (loss) arising during the period	1,925	(404)	1,521	(370)	77	(293)
Held to maturity securities
Amortization of unrealized holding losses on held to maturity securities (2) (3)	4,847	(1,048)	3,799	4,767	(1,036)	3,731
Cash Flow Hedge
Unrealized gain on cash flow hedge	—	—	—	2	(1)	1
Reclassification adjustment for gain included in net income (1) (2)	—	—	—	(269)	57	(212)
Other comprehensive income	6,772	(1,452)	5,320	4,130	(903)	3,227
Total comprehensive income	$13,980	$(2,431)	$11,549	$11,696	$(1,873)	$9,823

(1)	Amounts are included in interest expense on short-term borrowings and repurchase agreements and in other non-interest income on the Consolidated Statements of Income.
(2)	Income tax amounts are included in the income tax provision on the Consolidated Statements of Income.
(3)	Amounts are included in interest income on the Consolidated Statements of Income.

See The Notes to Consolidated Financial Statements

JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Year ended December 31, 2024
					Accumulated
(Dollars in thousands, except share	Number				Other		Total
data)	of Shares	Common		Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Surplus	Earnings	Income (Loss)	Stock	Equity
Balance, January 1, 2024	4,991,129	$5,151	$24,924	$51,297	$(38,640)	$(2,595)	$40,137
Net income				6,229			6,229
Other comprehensive income					5,320		5,320
Cash dividends at $0.88 per share				(4,400)			(4,400)
Stock-based compensation			142				142
Purchase of treasury stock	(239)					(3)	(3)
Treasury stock issued for stock plans	12,494		(170)			202	32
Balance, December 31, 2024	5,003,384	$5,151	$24,896	$53,126	$(33,320)	$(2,396)	$47,457

	Year ended December 31, 2023
					Accumulated
(Dollars in thousands, except share	Number				Other		Total
data)	of Shares	Common		Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Surplus	Earnings	Income (Loss)	Stock	Equity
Balance, January 1, 2023	5,003,059	$5,151	$24,986	$49,961	$(41,867)	$(2,538)	$35,693
Cumulative change in accounting principle (ASC 326)				(854)			(854)
Net income				6,596			6,596
Other comprehensive income					3,227		3,227
Cash dividends at $0.88 per share				(4,406)			(4,406)
Stock-based compensation			143				143
Purchase of treasury stock	(27,569)					(324)	(324)
Treasury stock issued for stock plans	15,639		(205)			267	62
Balance, December 31, 2023	4,991,129	$5,151	$24,924	$51,297	$(38,640)	$(2,595)	$40,137

See The Notes to Consolidated Financial Statements

JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)	Year Ended December 31,
	2024	2023
Operating activities:
Net income	$6,229	$6,596
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	534	500
Depreciation	733	563
Net amortization of securities premiums	123	133
Net amortization of loan origination costs (fees)	80	(112)
Deferred net loan origination costs	(572)	(575)
Amortization of intangibles	85	81
Amortization of investment in low income housing partnerships	322	353
Net amortization of purchase fair value adjustments	(4)	(4)
Change in value of equity securities	(115)	(17)
Net gain on other real estate owned	—	(16)
Earnings on bank owned life insurance and annuities	(236)	(222)
Deferred income tax expense (benefit)	35	(31)
Stock-based compensation expense	142	143
Mortgage servicing right adjustment	14	9
Gain from life insurance proceeds	(56)	(161)
Decrease (increase) in accrued interest receivable and other assets	366	(1,228)
(Decrease) increase in accrued interest payable and other liabilities	(2,345)	1,853
Net cash provided by operating activities	5,335	7,865
Investing activities:
Purchases of:
Restricted stock	(823)	—
Premises and equipment	(1,935)	(356)
Bank owned life insurance	(717)	—
Bank owned life insurance premium and annuity payments	(27)	(31)
Proceeds from:
Maturities of and principal repayments on securities available for sale	4,742	5,470
Maturities of and principal repayments on securities held to maturity	13,864	13,687
Redemption of FHLB stock	—	1,959
Life insurance claims	663	770
Sale of other real estate owned	—	55
Sale of fixed assets	—	52
Sale of other assets	10	—
Net increase in loans	(7,994)	(40,176)
Net cash received in acquisition	—	17,384
Net cash provided by (used in) investing activities	7,783	(1,186)
Financing activities:
Net (decrease) increase in deposits	(1,111)	18,820
Net decrease in short-term borrowings and securities sold under agreements to repurchase	(10,568)	(2,900)
Repayment of long-term debt	(15,000)	—
Cash dividends	(4,400)	(4,406)
Purchase of treasury stock	(3)	(324)
Treasury stock issued for employee stock plans	32	62
Net cash (used in) provided by financing activities	(31,050)	11,252
Net (decrease) increase in cash and cash equivalents	(17,932)	17,931
Cash and cash equivalents at beginning of year	28,930	10,999
Cash and cash equivalents at end of period	$10,998	$28,930
Supplemental information:
Interest paid	$14,708	$9,425
Income tax paid	915	1,035
Supplemental schedule of noncash investing and financing activities:
Transfer of loans to other real estate owned	$—	$39
Transfer of loans to repossessed vehicles	10	—

See The Notes to Consolidated Financial Statements

JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2024 and 2023

1. NATURE OF OPERATIONS

Juniata Valley Financial Corp. (“Juniata” or the “Company”) is a bank holding company operating in central and northern Pennsylvania for the purpose of delivering financial services within its local market. Through its wholly owned banking subsidiary, The Juniata Valley Bank (the “Bank”), Juniata provides retail and commercial banking and other financial services through 14 branch locations located in Juniata, Mifflin, Perry, McKean, Potter and Franklin Counties. Additionally, in Mifflin, Juniata and Centre Counties, the Company maintains four offices for loan production, trust services and wealth management sales. Each of the Company’s lines of business are part of the same reporting segment, whose operating results are regularly reviewed and managed by a centralized executive management group. As a result, the Company has only one reportable segment for financial reporting purposes. The Bank provides a full range of banking services, including online and mobile banking, an automatic teller machine network, checking accounts, identity protection products for consumers, savings accounts, money market accounts, fixed rate certificates of deposit, club accounts, secured and unsecured commercial and consumer loans, construction and mortgage loans, online account opening, safe deposit facilities and credit loans with overdraft checking protection. The Bank also provides a variety of trust services. The Company has a contractual arrangement with a broker-dealer to allow the offering of annuities, mutual funds, stock and bond brokerage services and long-term care insurance to its local market. The Bank operates under a state bank charter and is subject to regulation by the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation. Juniata is subject to regulation by the Board of Governors of the Federal Reserve Bank and the Pennsylvania Department of Banking and Securities.

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

Allowance for Credit Losses – Held to Maturity Securities

Management measures expected credit losses on held to maturity debt securities on a collective basis by major security type. Accrued interest receivable on held to maturity debt securities, recorded in accrued interest receivable and other assets on the Consolidated Statements of Condition, totaled $364,000 and $384,000 at December 31, 2024 and 2023, respectively, and is excluded from the estimate of credit losses. The estimate of expected credit losses considers historical credit loss information adjusted for current conditions and reasonable and supportable forecasts.

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

Changes in the allowance for credit losses are recorded as credit loss expense (or reversal). Losses are charged against the allowance when management believes the uncollectibility of an available for sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met. Accrued interest receivable on available for sale debt securities, recorded in accrued interest receivable and other assets on the Consolidated Statements of Condition, totaled $286,000 at December 31, 2024 and is excluded from the estimate of credit losses.

Equity Securities

Equity securities are carried at fair value, with changes in fair value reported in net income. Equity securities without readily determinable fair values are carried at cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment.

Restricted Investment in Bank Stock

The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors and may invest in additional amounts. The Bank also owns restricted stock investments in the Atlantic Community Bankers Bank (“ACBB”) and Client-Owned Core Processing (“COCC”). All restricted stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. The Bank owned $2.3 million in restricted stock investments with the FHLB at December 31, 2024 and $1.6 million at December 31, 2023. The Bank owned $80,000 in restricted stock investments with ACBB at December 31, 2024 and 2023. The Bank owned $130,000 in restricted stock investments with COCC at December 31, 2024 and none at December 31, 2023.

Loans

Loans that the Company originated and has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at the outstanding unpaid principal balances, net of any deferred fees or costs and the allowance for credit losses. Accrued interest receivable on loans, reported in accrued interest receivable and other assets on the Consolidated Statements of Condition, totaled $1.6 million and $1.7 million at December 31, 2024 and December 31, 2023, respectively, is excluded from the estimate of credit losses. Interest income on all loans, other than nonaccrual loans, is accrued over the term of the loans based on the amount of principal outstanding. Unearned income is amortized to income over the life of the loans, using the interest method.

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

When a loan is placed on non-accrual status, all unpaid interest credited to income is reversed against current period income. Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. Generally, accruals are resumed on loans only when the obligation is brought fully current with respect to interest and principal, has performed in accordance with the contractual terms for a reasonable period and the ultimate collectability of the total contractual principal and interest is no longer in doubt. The Company’s nonaccrual and charge-off policies are the same, regardless of the loan class.

Loan Origination Fees and Costs

Loan origination fees and related direct origination costs for a given loan are deferred and amortized over the life of the loan on a level-yield basis as an adjustment to interest income over the contractual life of the loan. The amount of net unamortized origination fees carried as an adjustment to outstanding loan balances as of December 31, 2024 and 2023 was $93,000 and $171,000, respectively.

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

The Company adopted ASC 326 on January 1, 2023 using the modified retrospective method for all financial assets measured at amortized cost and OBS credit exposures. The Company recorded a net decrease to retained earnings of $854,000 as of January 1, 2023 for the cumulative effect of adopting ASC 326. At adoption of ASC 326, management did not record an allowance for credit losses for the held to maturity or the available for sale debt securities portfolio.

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

The following table illustrates the impact of ASC 326.

	January 1, 2023
	As Reported		Impact of
(Dollars in thousands)	Under	Pre-ASC 326	ASC 326
	ASC 326	Adoption	Adoption
Assets:
Loans
Commercial, financial and agricultural	$634	$740	$(106)
Real estate - commercial	2,421	2,799	(378)
Real estate - construction:
1-4 family residential construction	183	104	79
Other construction loans	670	778	(108)
Real estate - mortgage	1,136	1,157	(21)
Obligations of states and political subdivisions	45	39	6
Personal	49	60	(11)
Allowance for credit losses on loans	$5,138	$5,677	$(539)
Liabilities:
Allowance for credit losses on OBS credit exposures	$448	$8	$440

The Company currently utilizes the Discounted Cash Flow (“DCF”) method to analyze all loan segments as it allows for the effective incorporation of a reasonable and supportable forecast in a directionally consistent and objective manner. In the third quarter of 2024, the Company switched from the Weighted Average Remaining Life (“WARM”) method to analyze the personal loan segment to DCF as it was determined to be a more predictive method for this segment. The DCF model has two key components; a loss driver analysis combined with a cash flow analysis. The contractual cash flow is adjusted for probability of default/loss given defaults (“PD/LGD”) and prepayment speed to establish a reserve level. The prepayment and curtailment studies are updated quarterly by a third-party for each applicable pool of loans. The Company estimates losses over a four quarter forecast period using Federal Open Market Committee (“FOMC”) estimates for real GDP and unemployment rate. Based on the final values in the forecast and the uncertainty of a post-pandemic economic recovery, management has elected to revert to historical loss experience for periods beyond four quarters. The economic factors considered as part of the ACL were selected after a rigorous regression analysis and model selection process. Additionally, the Company uses reasonable credit risk assumptions based on an annual report produced by Moody’s for the obligations of states and political subdivisions segment.

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

In underwriting 1-4 family residential real estate loans, the Company evaluates the borrower’s ability to make monthly payments, the borrower’s repayment history and the value of the property securing the loan. The ability to repay is determined by the borrower’s employment history, current financial conditions and credit background. The analysis is based primarily on the customer’s ability to repay and secondarily on the collateral or security. Most properties securing real estate loans made by the Company are appraised by independent fee appraisers. The Company generally requires mortgage loan borrowers to obtain an attorney’s title opinion or title insurance and fire and property insurance (including flood insurance, if necessary) in an amount not less than the amount of the loan. The Company does not engage in sub-

prime residential mortgage originations. Residential mortgage loans and home equity loans generally present a lower level of risk than certain other types of consumer loans because they are secured by the borrower’s primary residence. Risk is increased when the Company is in a subordinate position for the loan collateral.

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

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on off-balance sheet credit exposures is recorded in other liabilities on the consolidated statement of financial condition and adjusted through the provision for credit losses. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. At December 31, 2024, the Company had $58.6 million in unfunded commitments and $312,000 in the provision for credit losses for unfunded lending commitments. At December 31, 2023, the Company had $56.0 million in unfunded commitments and $419,000 in the provision for credit losses for unfunded lending commitments.

Concentration of Credit Risk

Most of the Company’s activities are with customers located within Juniata’s footprint in central and northern Pennsylvania. Note 5 discusses the types of securities in which the Company invests. Note 6 discusses the types of lending in which the Company engages.

As a percentage of total risk based capital, credit exposure to residential buildings and dwellings represented 83%, credit exposure to lessors of non-residential buildings and dwellings represented 64%, credit exposure to hotels and motels represented 48%, credit exposure to builders of new housing for-sale represented 25% and credit exposure to continuing care retirement communities represented 17% as of December 31, 2024. There were no other concentrations of credit to any industry equaling more than 15% of total capital. The Bank’s business activities are geographically concentrated in the counties of Juniata, Mifflin, Perry, Franklin, Centre, McKean, Potter and Snyder, Pennsylvania. The Bank has a diversified loan portfolio; however, a substantial portion of its debtors’ ability to honor their obligations is dependent upon the economy in central and northern Pennsylvania.

Loans Held for Sale and Mortgage Servicing Rights

The Company has originated residential mortgage loans with the intent to sell. These individual loans were normally sold to the buyer immediately. The Company maintains servicing rights on these loans.

When mortgage loans are sold with servicing retained, servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. Under the fair value measurement method, the Company measures servicing rights at fair value at each reporting date and reports changes in fair value of servicing assets in earnings in the period in which the changes occur, which are included in other non-interest income on the Consolidated Statements of Income. The fair values of servicing rights are subject to fluctuations because of changes in estimated and actual prepayment speeds and default rates and losses. The carrying amount of mortgage servicing rights was $69,000 and $83,000 at December 31, 2024 and 2023, respectively.

Servicing fee income, which is included in fees derived from loan activity on the Consolidated Statements of Income, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned. Servicing fees totaled $49,000 and $55,000 for the years ended December 31, 2024 and 2023, respectively. Late fees and ancillary fees related to loan servicing are not material.

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

Goodwill and Other Intangibles

Goodwill arises from business combinations and is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interest in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Other intangible assets consist of core deposit intangible assets arising from whole bank acquisitions and are amortized on an accelerated method over their estimated useful lives. Goodwill is the only intangible asset with an indefinite life on our balance sheet. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized but tested for impairment at least annually or more frequently if events and circumstances exists that indicate that a goodwill impairment test should be performed. Juniata has selected December 31 as the date to perform the annual impairment test.  There were no impairment losses recognized based on periodic impairment testing in the years ended December 31, 2024 and 2023.

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

Juniata has committed to a continuation of life insurance coverage for certain persons post-retirement. The estimated present value of future benefits to be paid was $1.1 million at both December 31, 2024 and December 31, 2023, and is included in other liabilities. The related net expenses for the years ended 2024 and 2023 were $32,000 and $20,000, respectively.

Investments in Low-income Housing Partnerships

Juniata has invested as a limited partner in two partnerships that provide low-income housing in Lewistown, Pennsylvania. The amortization period for one of Juniata’s low-income housing partnership investments ended in January 2023. The carrying value of the investment in the limited partnerships was $832,000 at December 31, 2024 and $1.2 million at December 31, 2023. The decline in carrying value in 2024 was the result of amortization since the final remaining draw occurred in 2019.

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

Advertising

The Company follows a policy of charging costs of advertising to expense as incurred. Advertising expenses were $221,000 and $228,000 in 2024 and 2023, respectively, and included in other non-interest expense.

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

Operating Segments

While the chief operating decision-maker monitors the revenue streams of the various products and services, operations are managed and financial performance is evaluated, on a Company-wide basis. Operating segments are aggregated into one segment as operating results for all segments are similar. Accordingly, all the financial service operations are considered by management to be aggregated in one reportable operating segment. See Note 27.

Reclassifications

Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior year net income or stockholders’ equity.

3. RECENT ACCOUNTING STANDARDS UPDATE (“ASU”)

New Accounting Standards Adopted in 2024:

ASU 2023-07, Segment Reporting (Topic 280); Improvements to Reportable Segment Disclosures

The amendments in this ASU are intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. For public business entities, the amendments were effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this guidance effective December 31, 2024. See Note 27.

Pending Accounting Standards:

None.

4. RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is required to maintain cash reserve balances with the Federal Reserve Bank if vault cash is insufficient to cover the reserve requirement. As of December 31, 2024 and 2023, respectively, no reserves were required to be held at the Federal Reserve Bank.

5. SECURITIES

Equity Securities

Equity securities owned by the Company consist of common stock of various financial services providers (“Bank Stocks”). The Company had $1.2 million and $1.1 million in equity securities recorded at fair value on the consolidated statements of financial condition as of December 31, 2024 and December 31, 2023, respectively.

During the years ended December 31, 2024 and 2023, the Company recorded a net gains of $115,000 and $17,000, respectively, on the consolidated statements of income because of the change in fair value of the Company’s equity securities portfolio.

Debt Securities

The Company’s investment portfolio includes primarily mortgage-backed securities issued by U.S. Government sponsored agencies backed by residential mortgages (approximately 73%), bonds issued by U.S. Government sponsored agencies (approximately 18%), corporate debt securities (approximately 6%) and municipalities (approximately 3%) as of December 31, 2024. Most of the municipal bonds are general obligation bonds with maturities or pre-refunding dates within 5 years.

At December 31, 2024 and December 31, 2023, in addition to securities of the U.S. Government and its agencies, the Company had holdings of securities from two issuers in excess of 10% of stockholders’ equity; holdings in Federal Farm Credit Bank and Pennsylvania Housing Finance securities had fair values of $11.6 million and $4.8 million, respectively, as of December 31, 2024 and $11.3 million and $4.9 million, respectively, as of December 31, 2023.

On October 1, 2022, the Company reassessed classifications of certain investments transferring $212.3 million in securities from the available for sale to the held to maturity security classification. The transfer occurred at fair value. The combined related unrealized loss of $46.8 million was recorded to other comprehensive income and is being amortized out of other comprehensive income with an offsetting entry to interest income as a yield adjustment through earnings over the remaining term of the securities. The remaining unamortized balance of the transferred unrealized loss was $28.4 million at December 31, 2024 and $32.2 million at December 31, 2023.

The amortized cost and fair value of debt securities as of December 31, 2024 and 2023, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the securities may be called or prepaid with or without prepayment penalties. Securities not due at a single maturity date are shown separately.

(Dollars in thousands)	December 31, 2024
			Gross	Gross
	Amortized	Fair	Unrealized	Unrealized
Debt Securities Available for Sale	Cost	Value	Gains	Losses
Obligations of U.S. Government sponsored enterprises
Within one year	$2,500	$2,495	$—	$(5)
After one year but within five years	13,000	12,081	—	(919)
	15,500	14,576	—	(924)
Obligations of state and political subdivisions
After one year but within five years	2,780	2,643	—	(137)
After five years but within ten years	4,107	3,390	—	(717)
	6,887	6,033	—	(854)
Corporate debt securities
After one year but within five years	4,542	4,286	—	(256)
After five years but within ten years	13,000	11,072	—	(1,928)
	17,542	15,358	—	(2,184)
Mortgage-backed securities	30,939	28,656	—	(2,283)
Total	$70,868	$64,623	$—	$(6,245)

(Dollars in thousands)	December 31, 2024
			Gross	Gross
	Amortized	Fair	Unrecognized	Unrecognized
Debt Securities Held to Maturity	Cost	Value	Gains	Losses
Obligations of U.S. Government sponsored enterprises
After one year but within five years	$25,389	$25,263	$—	$(126)
After five years but within ten years	5,090	5,059	—	(31)
	30,479	30,322	—	(157)
Mortgage-backed securities	161,148	152,451	—	(8,697)
Total	$191,627	$182,773	$—	$(8,854)

(Dollars in thousands)	December 31, 2023
			Gross	Gross
	Amortized	Fair	Unrealized	Unrealized
Debt Securities Available for Sale	Cost	Value	Gains	Losses
Obligations of U.S. Government sponsored enterprises
After one year but within five years	$15,500	$14,173	$—	$(1,327)
	15,500	14,173	—	(1,327)
Obligations of state and political subdivisions
Within one year	500	496	—	(4)
After one year but within five years	2,514	2,387	—	(127)
After five years but within ten years	4,355	3,625	—	(730)
	7,369	6,508	—	(861)
Corporate debt securities
After one year but within five years	4,608	4,048	—	(560)
After five years but within ten years	13,000	9,780	—	(3,220)
	17,608	13,828	—	(3,780)
Mortgage-backed securities	35,257	33,055	—	(2,202)
Total	$75,734	$67,564	$—	$(8,170)

(Dollars in thousands)	December 31, 2023
			Gross	Gross
	Amortized	Fair	Unrecognized	Unrecognized
Debt Securities Held to Maturity	Cost	Value	Gains	Losses
Obligations of U.S. Government sponsored enterprises
After one year but within five years	$15,886	$15,984	$104	$(6)
After five years but within ten years	13,634	13,702	85	(17)
	29,520	29,686	189	(23)
Mortgage-backed securities	171,124	168,461	1,917	(4,580)
Total	$200,644	$198,147	$2,106	$(4,603)

Certain obligations of the U.S. Government and state and political subdivisions are pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law. The carrying value of the pledged assets was $171.5 million and $192.1 million at December 31, 2024 and 2023, respectively.

In addition to cash received from the scheduled maturities of securities, some investment securities available for sale are sold at current market values through normal operations. There were no sales of securities during the years ended December 31, 2024 and 2023.

The following table summarizes securities available for sale with unrealized and unrecognized losses at December 31, 2024 and December 31, 2023, aggregated by category and length of time in a continuous unrealized or unrecognized loss position:

	Unrealized Losses at December 31, 2024
	Less Than 12 Months			12 Months or More			Total
(Dollars in thousands)	Number			Number			Number
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Securities available for sale
Obligations of U.S. Government sponsored enterprises	—	$—	$—	3	$14,576	$(924)	3	$14,576	$(924)
Obligations of state and political subdivisions	—	—	—	7	6,033	(854)	7	6,033	(854)
Corporate debt securities	—	—	—	9	15,358	(2,184)	9	15,358	(2,184)
Mortgage-backed securities	—	—	—	33	28,656	(2,283)	33	28,656	(2,283)
Total temporarily impaired securities available for sale	—	$—	$—	52	$64,623	$(6,245)	52	$64,623	$(6,245)

	Unrealized Losses at December 31, 2023
	Less Than 12 Months			12 Months or More			Total
(Dollars in thousands)	Number			Number			Number
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Securities available for sale
Obligations of U.S. Government sponsored enterprises	—	$—	$—	3	$14,173	$(1,327)	3	$14,173	$(1,327)
Obligations of state and political subdivisions	1	1,456	(11)	7	5,052	(850)	8	6,508	(861)
Corporate debt securities	—	—	—	9	13,828	(3,780)	9	13,828	(3,780)
Mortgage-backed securities	—	—	—	34	33,055	(2,202)	34	33,055	(2,202)
Total temporarily impaired securities available for sale	1	$1,456	$(11)	53	$66,108	$(8,159)	54	$67,564	$(8,170)

At December 31, 2024, three obligations of U.S. Government sponsored enterprises, seven obligations of state and political subdivisions, nine corporate debt securities and thirty-three mortgage-backed securities available for sale had unrealized losses. All of these securities were in a continuous loss position for 12 months or more, with the majority of the unrealized losses related to the Company’s mortgage-backed securities portfolio. The mortgage-backed securities in the Company’s portfolio are government sponsored enterprise (“GSE”) pass-through instruments issued by the Federal National Mortgage Association (“FNMA”) or Federal Home Loan Mortgage Corporation (“FHLMC”), which guarantees the timely payment of principal on these investments.

ASC 326 made targeted improvements to the accounting for credit losses on securities available for sale. The concept of other-than-temporarily impaired securities has been replaced with the allowance for credit losses. Unlike held to maturity debt securities, available for sale securities are evaluated on an individual level, and pooling of securities is not allowed.

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

Changes in the allowance for credit losses are recorded as credit loss expense (or reversal). Losses are charged against the allowance when management believes the uncollectibility of an available for sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met. As of December 31, 2024, management determined that an immaterial credit loss existed because the decline in fair value of the available for sale debt securities was mostly attributable to changes in  interest rates and other market conditions, rather than erosion of issuer credit quality and, as a result, timely payment of contractual cash flows, including principal and interest, has continued and is not considered at risk. Therefore, the Company did not record an allowance for credit losses for these securities as of December 31, 2024 and December 31, 2023.

Credit Quality Indicators

All the Company’s held to maturity debt securities are issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities are either explicitly or implicitly guaranteed by the U.S. government, except for the Federal Farm Credit Bank securities, but all are highly rated by major rating agencies and have a long history of no credit losses. The Company monitors the credit quality of held to maturity debt securities using credit ratings. The credit ratings are sourced from nationally recognized rating agencies. All held to maturity debt securities were current in their payment of principal and interest as of December 31, 2024 and December 31, 2023.

The following tables summarize the amortized cost of held to maturity debt securities aggregated by credit quality indicator based on the latest information available at December 31, 2024 and 2023.

(Dollars in thousands)

December 31, 2024	AAA	Total
Securities held to maturity
Obligations of U.S. Government sponsored enterprises	$30,479	$30,479
Mortgage-backed securities	161,148	161,148
	$191,627	$191,627

(Dollars in thousands)

December 31, 2023	AAA	Total
Securities held to maturity
Obligations of U.S. Government sponsored enterprises	$29,520	$29,520
Mortgage-backed securities	171,124	171,124
	$200,644	$200,644

6. LOANS AND RELATED ALLOWANCE FOR CREDIT LOSSES

Loan Portfolio Classification

The following table presents the loan portfolio by class at December 31, 2024 and 2023.

(Dollars in thousands)
	December 31, 2024	December 31, 2023
Commercial, financial and agricultural	$68,234	$65,821
Real estate - commercial	247,582	223,077
Real estate - construction:
1-4 family residential construction	1,172	5,085
Other construction loans	36,655	47,504
Real estate - mortgage	162,771	162,385
Obligations of states and political subdivisions	13,850	17,232
Personal	3,605	4,290
Total	$533,869	$525,394

The following tables present the activity in the allowance for credit losses by portfolio class for the years ended December 31, 2024 and December 31, 2023:

			Real estate-		Obligations
	Commercial,		construction	Real estate-	of states
(Dollars in thousands)	financial and	Real estate-	1-4 family	construction	and political	Real estate-
	agricultural	commercial	residential	other	subdivisions	mortgage	Personal	Total
Year Ended
December 31, 2024
Allowance for credit losses:
Beginning balance,	$740	$2,799	$104	$778	$39	$1,157	$60	$5,677
Provision for credit losses	254	211	(72)	43	(15)	98	15	534
Loans charged off	—	—	—	—	—	—	(40)	(40)
Recoveries collected	—	—	—	—	—	3	9	12
Total ending allowance balance	$994	$3,010	$32	$821	$24	$1,258	$44	$6,183

			Real estate-		Obligations
	Commercial,		construction	Real estate-	of states
(Dollars in thousands)	financial and	Real estate-	1-4 family	construction	and political	Real estate-
	agricultural	commercial	residential	other	subdivisions	mortgage	Personal	Total
Year Ended
December 31, 2023
Allowance for loan losses:
Beginning balance, prior to ASC 326 adoption	$297	$1,110	$69	$1,077	$54	$1,385	$35	$4,027
Impact of adopting ASC 326	337	1,204	114	(407)	(9)	(497)	15	757
Initial allowance on loans purchased with credit deterioration	—	106	—	—	—	248	—	354
Provision for credit losses	106	379	(79)	108	(6)	(26)	18	500
Loans charged off	—	—	—	—	—	(19)	(28)	(47)
Recoveries collected	—	—	—	—	—	66	20	86
Total ending allowance balance	$740	$2,799	$104	$778	$39	$1,157	$60	$5,677

Under ASC 326, loans that do not share risk characteristics are not evaluated collectively and are instead individually evaluated.  When management determines foreclosure is probable, expected credit losses are based on the fair value of the collateral, adjusted for selling costs as appropriate.

The following tables present the amortized cost basis of collateral-dependent loans by class of loans and collateral type as of December 31, 2024 and 2023, respectively.

(Dollars in thousands)

As of December 31, 2024	Real Estate
Real estate - commercial	$135
Real estate - mortgage	256
Total	$391

(Dollars in thousands)

As of December 31, 2023	Real Estate
Real estate - commercial	$4,877
Real estate - mortgage	57
Total	$4,934

The following tables present the amortized cost basis of loans on nonaccrual status, including nonaccrual status loans with no allowance, and loans past due over 89 days still accruing as of December 31, 2024 and December 31, 2023, respectively.

(Dollars in thousands)	Nonaccrual with	Nonaccrual with	Loans Past Due
	No Allowance	an Allowance	Over 89 Days
As of December 31, 2024	for Credit Loss	for Credit Loss	Still Accruing(1)
Commercial, financial and agricultural	$—	$105	$—
Real estate - commercial	—	135	—
Real estate - mortgage	256	—	119
Total	$256	$240	$119

(Dollars in thousands)	Nonaccrual with	Nonaccrual with	Loans Past Due
	No Allowance	an Allowance	Over 89 Days
As of December 31, 2023	for Credit Loss	for Credit Loss	Still Accruing(1)
Commercial, financial and agricultural	$—	$18	$—
Real estate - commercial	4,877	—	—
Real estate - mortgage	57	—	—
Total	$4,934	$18	$—
(1)	These loans are guaranteed, or well-secured, and there is an effective means of collection in process.

Interest income not recorded based on the original contractual terms of the loans for non-accrual loans was $74,000 in 2024 and $44,000 in 2023. Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process at December 31, 2024 totaled $33,000, while no consumer mortgage loans secured by residential real estate properties were in the process of formal foreclosure proceedings at December 31, 2023.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. Past due status is determined by the contractual terms of the loan.

The following tables present the classes of the loan portfolio summarized by the past due status as of December 31, 2024 and December 31, 2023:

(Dollars in thousands)			Greater
	30‑59 Days	60‑89 Days	Than 89 Days	Total Past
As of December 31, 2024	Past Due(1)	Past Due	Past Due	Due
Commercial, financial and agricultural	$100	$—	$92	$192
Real estate - commercial	180	41	135	356
Real estate - mortgage	795	334	157	1,286
Personal	2	6	—	8
Total	$1,077	$381	$384	$1,842

(Dollars in thousands)			Greater
	30‑59 Days	60‑89 Days	Than 89 Days	Total Past
As of December 31, 2023	Past Due(1)	Past Due	Past Due	Due
Commercial, financial and agricultural	$73	$—	$—	$73
Real estate - commercial	117	—	—	117
Real estate - mortgage	332	90	4	426
Personal	9	—	—	9
Total	$531	$90	$4	$625
(1)	Loans are considered past due when the borrower is in arrears on two or more monthly payments.

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

There were no loans modified to borrowers experiencing financial difficulty during the years ended December 31, 2024 and 2023, and as such, there were no payment defaults on loans modified to borrowers experiencing financial difficulty during the same year end periods.

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

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of December 31, 2024 and December 31, 2023. The decrease in substandard loans as of December 31, 2024 compared to December 31, 2023 was primarily due to the payoff of a participated real estate – commercial loan relationship in 2024.

(Dollars in thousands)
		Special
As of December 31, 2024	Pass	Mention	Substandard	Doubtful	Total
Commercial, financial and agricultural	$62,134	$5,995	$33	$72	$68,234
Real estate - commercial	234,572	11,984	1,026	—	247,582
Real estate - construction:
1-4 family residential construction	1,172	—	—	—	1,172
Other construction loans	32,119	4,536	—	—	36,655
Real estate - mortgage	161,488	496	787	—	162,771
Obligations of states and political subdivisions	13,850	—	—	—	13,850
Personal	3,605	—	—	—	3,605
Total	$508,940	$23,011	$1,846	$72	$533,869

(Dollars in thousands)
		Special
As of December 31, 2023	Pass	Mention	Substandard	Doubtful	Total
Commercial, financial and agricultural	$62,952	$2,851	$18	$—	$65,821
Real estate - commercial	203,590	13,682	5,805	—	223,077
Real estate - construction:
1-4 family residential construction	5,085	—	—	—	5,085
Other construction loans	42,845	4,659	—	—	47,504
Real estate - mortgage	162,111	218	56	—	162,385
Obligations of states and political subdivisions	17,232	—	—	—	17,232
Personal	4,290	—	—	—	4,290
Total	$498,105	$21,410	5,879	$—	$525,394

Based on the most recent analysis performed, the amortized cost basis by risk category of loans by class of loan and by origination year as of December 31, 2024 is as follows:

							Revolving	Revolving
(Dollars in thousands)							Loans	Loans
							Amortized	Converted
As of December 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total
Commercial, financial and agricultural:
Risk Rating
Pass	$8,837	$8,827	$3,243	$6,045	$1,866	$1,181	$31,662	$473	$62,134
Special Mention	45	697	847	3,005	—	—	1,401	—	5,995
Substandard	—	—	—	—	—	13	20	—	33
Doubtful	—	—	—	—	—	72	—	—	72
Total commercial, financial and agricultural loans	$8,882	$9,524	$4,090	$9,050	$1,866	$1,266	$33,083	$473	$68,234

Commercial, financial and agricultural loans:
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Real estate - commercial:
Risk Rating
Pass	$35,515	$42,566	$45,170	$30,571	$12,222	$59,135	$8,589	$804	$234,572
Special Mention	—	—	—	—	8,165	3,620	199	—	11,984
Substandard	—	—	—	—	134	892	—	—	1,026
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate - commercial loans	$35,515	$42,566	$45,170	$30,571	$20,521	$63,647	$8,788	$804	$247,582

Real estate - commercial:
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Real estate - construction - 1-4 family residential:
Risk Rating
Pass	$1,172	$—	$—	$—	$—	$—	$—	$—	$1,172
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate - construction - 1-4 family residential loans	$1,172	$—	$—	$—	$—	$—	$—	$—	$1,172

Real estate - construction - 1-4 family residential:
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Real estate - construction - other:
Risk Rating
Pass	$10,405	$9,241	$103	$3,392	$187	$3,036	$4,963	$792	$32,119
Special Mention	—	—	—	—	4,536	—	—	—	4,536
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate - construction - other loans	$10,405	$9,241	$103	$3,392	$4,723	$3,036	$4,963	$792	$36,655

Real estate - construction - other:
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

							Revolving	Revolving
(Dollars in thousands)							Loans	Loans
							Amortized	Converted
As of December 31, 2024 (cont.)	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total
Real estate - mortgage:
Risk Rating
Pass	$19,193	$23,800	$42,675	$16,802	$12,836	$38,894	$6,767	$521	$161,488
Special Mention	—	—	100	—	—	196	200	—	496
Substandard	—	—	—	—	—	787	—	—	787
Doubtful	—	—	—	—	—		—	—	—
Total real estate - mortgage loans	$19,193	$23,800	$42,775	$16,802	$12,836	$39,877	$6,967	$521	$162,771

Real estate - mortgage:
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Obligations of states and political subdivisions:
Risk Rating
Pass	$340	$283	$3,613	$2,000	$4,587	$2,928	$99	$—	$13,850
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total Obligations of states and political subdivisions	$340	$283	$3,613	$2,000	$4,587	$2,928	$99	$—	$13,850

Obligations of states and political subdivisions:
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Personal:
Risk Rating
Pass	$1,573	$1,227	$492	$149	$7	$79	$56	$22	$3,605
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total personal loans	$1,573	$1,227	$492	$149	$7	$79	$56	$22	$3,605

Personal:
Current period gross write offs	$—	$—	$(2)	$—	$—	$(35)	$(3)	$—	$(40)

The amortized cost basis by risk category of loans by class of loan and by origination year as of December 31, 2023 is as follows:

							Revolving	Revolving
(Dollars in thousands)							Loans	Loans
							Amortized	Converted
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	to Term	Total
Commercial, financial and agricultural:
Risk Rating
Pass	$10,750	$5,123	$11,793	$4,971	$3,903	$830	$25,582	$—	$62,952
Special Mention	70	414	—	—	72	—	2,295	—	2,851
Substandard	—	—	—	—	—	18	—	—	18
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial, financial and agricultural loans	$10,820	$5,537	$11,793	$4,971	$3,975	$848	$27,877	$—	$65,821

Commercial, financial and agricultural loans:
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Real estate - commercial:
Risk Rating
Pass	$36,375	$53,927	$23,561	$15,952	$17,606	$53,465	$2,688	$16	$203,590
Special Mention	—	4,469	—	3,894	211	4,909	199	—	13,682
Substandard	—	—	—	4,877	—	928	—	—	5,805
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate - commercial loans	$36,375	$58,396	$23,561	$24,723	$17,817	$59,302	$2,887	$16	$223,077

Real estate - commercial:
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Real estate - construction - 1-4 family residential:
Risk Rating
Pass	$1,674	$3,411	$—	$—	$—	$—	$—	$—	$5,085
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate - construction - 1-4 family residential loans	$1,674	$3,411	$—	$—	$—	$—	$—	$—	$5,085

Real estate - construction - 1-4 family residential:
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Real estate - construction - other:
Risk Rating
Pass	$5,254	$7,405	$17,928	$2,354	$276	$3,088	$6,390	$150	$42,845
Special Mention	—	—	2	4,657	—	—	—	—	4,659
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate - construction - other loans	$5,254	$7,405	$17,930	$7,011	$276	$3,088	$6,390	$150	$47,504

Real estate - construction - other:
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

							Revolving	Revolving
(Dollars in thousands)							Loans	Loans
							Amortized	Converted
As of December 31, 2023 (cont.)	2023	2022	2021	2020	2019	Prior	Cost Basis	to Term	Total
Real estate - mortgage:
Risk Rating
Pass	$27,062	$43,005	$19,173	$14,577	$5,524	$44,359	$8,084	$327	$162,111
Special Mention	—	—	—	—	—	218	—	—	218
Substandard	—	—	—	—	—	56	—	—	56
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate - mortgage loans	$27,062	$43,005	$19,173	$14,577	$5,524	$44,633	$8,084	$327	$162,385

Real estate - mortgage:
Current period gross write offs	$—	$—	$—	$—	$—	$(19)	$—	$—	$(19)

Obligations of states and political subdivisions:
Risk Rating
Pass	$350	$3,876	$2,413	$5,094	$12	$5,486	$1	$—	$17,232
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total Obligations of states and political subdivisions	$350	$3,876	$2,413	$5,094	$12	$5,486	$1	$—	$17,232

Obligations of states and political subdivisions:
Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Personal:
Risk Rating
Pass	$2,385	$1,093	$362	$87	$63	$187	$91	$22	$4,290
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total personal loans	$2,385	$1,093	$362	$87	$63	$187	$91	$22	$4,290

Personal:
Current period gross write offs	$(4)	$(2)	$—	$(4)	$—	$(18)	$—	$—	$(28)

7. BANK OWNED LIFE INSURANCE AND ANNUITIES

The Company holds bank-owned life insurance (“BOLI”) and deferred annuities with a combined cash value of $15.2 million and $14.8 million at December 31, 2024 and 2023, respectively. The contracts are owned by the Bank in various insurance companies. The crediting rate on the policies varies annually based on the insurance companies’ investment portfolio returns in their general fund and market conditions. As annuitants retire, the deferred annuities may be converted to payout annuities to create payment streams that match certain post-retirement liabilities. The cash surrender value on the BOLI and annuities increased by $373,000 in 2024 with the net change resulting from proceeds from death benefits received, premium payments, the purchase of additional insurance related to 1035 Exchanges for two active participants to take advantage of increased interest rates and earnings recorded as non-interest income. The cash surrender value on the BOLI and annuities decreased by $356,000 in 2023. Changes in cash value of BOLI and annuities in 2024 and 2023 are shown below:

(Dollars in thousands)	Life	Deferred
	Insurance	Annuities	Total
Balance as of January 1, 2023	$14,630	$567	$15,197
Earnings	204	18	222
Premiums on existing policies	19	12	31
Death Benefits received	(621)	(149)	(770)
Gain from life insurance proceeds	160	1	161
Balance as of December 31, 2023	14,392	449	14,841
Earnings	219	17	236
Purchases	717	—	717
Premiums on existing policies	19	8	27
Death Benefits received	(663)	—	(663)
Gain from life insurance proceeds	56	—	56
Balance as of December 31, 2024	$14,740	$474	$15,214

8. PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

(Dollars in thousands)	December 31,
	2024	2023
Land	$302	$294
Buildings and improvements	13,916	13,862
Furniture, computer software and equipment	9,153	7,280
	23,371	21,436
Less: accumulated depreciation	(13,989)	(13,256)
	$9,382	$8,180

Depreciation expense on premises and equipment charged to operations was $733,000 in 2024 and $563,000 in 2023.

The Company had no premises and equipment subject to lease agreements in which it acts as the lessor.

9. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

On September 8, 2006, the Company acquired a branch office in Richfield, PA. Goodwill associated with this transaction is carried at $2.0 million. On November 30, 2015, the Company acquired FNBPA and carries goodwill of $3.4 million relating to the acquisition. On April 30, 2018, Juniata completed the acquisition of the remaining stock of LCB and, as a result, recorded goodwill of $3.6 million. On May 12, 2023, the Company acquired a branch office (“Path Valley”) in

Spring Run, Pennsylvania. Goodwill associated with this transaction is carried at $765,000. Total goodwill was $9.8 million at December 31, 2024 and 2023.

Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized but tested for impairment at least annually, or more frequently if events and circumstances exists that indicate that a goodwill impairment test should be performed. Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. At December 31, 2024 and 2023, the Company elected to perform a qualitative assessment to determine if it was more likely than not that fair value of the reporting unit exceeded its carrying value, including goodwill.  The qualitative assessment indicated that it is more likely than not that fair value of goodwill is more than the carrying value, resulting in no impairment.

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

The following table shows the amortization schedule for each of the core deposit intangible assets recorded.

(Dollars in thousands)	Path Valley	FNBPA	LCB
	Acquisition	Acquisition	Acquisition
	Core	Core	Core
	Deposit	Deposit	Deposit
	Intangible	Intangible	Intangible
Beginning Balance at Acquisition Date	$303	$303	$289
Amortization expense recorded prior to December 31, 2022	—	271	200
Amortization expense recorded in Years ended:
December 31, 2023	37	16	28
December 31, 2024	51	11	23
Unamortized balance as of December 31, 2024	$215	$5	$38

Scheduled Amortization expense for years ended:
December 31, 2025	$46	$5	$17
December 31, 2026	40	—	12
December 31, 2027	35	—	7
December 31, 2028	30	—	2
December 31, 2029	24	—	—
Thereafter	40	—	—

10. DEPOSITS

The aggregate amount of demand deposit overdrafts that were reclassified as loans was $40,000 at December 31, 2024, compared to $171,000 at December 31, 2023. Deposits consist of the following:

(Dollars in thousands)	December 31,
	2024	2023
Demand, non-interest bearing	$196,801	$197,027
Interest-bearing demand and money market	208,901	220,217
Savings	128,903	134,414
Time deposits, $250 or more	41,686	33,412
Other time deposits	171,666	163,975
	$747,957	$749,045

There were no brokered deposits as of December 31, 2024 and December 31, 2023.

The aggregate amount of scheduled maturities of time deposits as of December 31, 2024 include the following:

(Dollars in thousands)	Time Deposits
Maturing in:	$250 or more	Other	Total Time Deposits
2025	$35,191	$105,205	$140,396
2026	5,002	53,110	58,112
2027	801	7,818	8,619
2028	422	2,818	3,240
2029	270	2,422	2,692
Later	—	293	293
	$41,686	$171,666	$213,352

11. BORROWINGS

Short-term borrowings, and the related maximum amounts outstanding at the end of any month in the years ended December 31, 2024 and 2023, are presented below.

			Maximum Outstanding at
(Dollars in thousands)	Years Ended December 31,		Any Month End
	2024	2023	2024	2023
Repurchase agreements	$14,342	$12,810	$17,214	$15,266
Short-term borrowings:
Overnight FHLB advances	27,900	—	27,900	38,000
3-month FHLB advances	—	—	—	20,000
FRB advances	—	40,000	40,000	40,000
	$42,242	$52,810	$85,114	$113,266

The Company participated in the Federal Reserve’s Bank Term Funding Program (“BTFP”) to take advantage of the program’s advantageous borrowing rate. These borrowings are listed as FRB advances on the Consolidated Statements of Financial Condition. All FRB advances matured in 2024; therefore, no outstanding balance remained as of December 31, 2024. FRB advances totaled $40.0 million as of December 31, 2023.

The following table presents supplemental information related to short-term borrowings.

	Securities sold under
(Dollars in thousands)	agreements to repurchase		Short-term borrowings
	2024	2023	2024	2023
Amount outstanding as of December 31	$14,342	$12,810	$27,900	$40,000
Weighted average interest rate as of December 31	3.51%	4.37%	4.81%	4.89%
Average amount outstanding during the year	$15,258	$9,868	$41,316	$32,336
Weighted average interest rate during the year	4.01%	3.89%	5.10%	5.01%

The Bank has repurchase agreements with some of its depositors, under which customers’ funds are invested daily into an interest bearing account. These funds are carried by the Company as short-term debt. It is the Company’s policy to completely collateralize repurchase agreements with U.S. Government securities. As of December 31, 2024, the securities that serve as collateral for securities sold under agreements to repurchase had a fair value of $21.1 million. The interest rate paid on these funds is variable and subject to change daily.

Long-term debt is comprised only of FHLB advances with an original maturity of one year or more. Outstanding balances were $5.0 million as of December 31, 2024 and $20.0 million December 31, 2023.

The following table summarizes the scheduled maturities of long-term debt as of December 31, 2024.

(Dollars in thousands)	Scheduled	Weighted Average
Year	Maturities	Interest Rate
2025	$5,000	2.41%
2026	—	—
2027	—	—
2028	—	—
2029	—	—
Thereafter	—	—
	$5,000	2.41%

The Bank must maintain sufficient qualifying collateral with the FHLB to secure borrowings. Therefore, a Master Collateral Agreement has been entered into which pledges all mortgage related assets as collateral for future borrowings. Mortgage related assets could include loans or investment securities. As of December 31, 2024, the amount of loans included in qualifying collateral was $360.7 million. As of December 31, 2023, the amount of loans included in qualifying collateral was $333.5 million. No investment securities were included in qualifying collateral as of December 31, 2024 or 2023.

The Bank’s maximum borrowing capacity with the FHLB was $249.3 million, with a balance of $32.9 million outstanding as of December 31, 2024. The Bank’s maximum borrowing capacity with the FHLB was $230.2 million, with a balance of $20.0 million outstanding as of December 31, 2023. To borrow additional amounts, the FHLB would require the Bank to purchase additional FHLB Stock. The FHLB is a source of both short-term and long-term funding. The Bank must maintain sufficient qualifying collateral to secure all outstanding advances. Qualifying collateral is defined by the FHLB and includes outstanding balances of the Company’s real estate loans, excluding loans with certain risk mitigants, including delinquencies and loans made to insiders, borrowers with low credit scores or loans with high loan-to-value ratios.

12. OPERATING LEASE OBLIGATIONS

As of December 31, 2024, the Company has three operating leases. The leases are comprised of real estate property for branch and office space with terms extending through 2029. As of December 31, 2024, the Company had operating lease right of use (“ROU”) assets totaling $255,000 included in other assets and operating lease liabilities totaling $263,000 included in other liabilities.

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

As of December 31, 2024, the weighted-average remaining operating lease term was 4.4 years, and the weighted-average discount rate was 6.29%. As of December 31, 2023, the weighted-average remaining operating lease term was 4.3 years, and the weighted-average discount rate was 5.02%.

The Company’s total operating lease cost for the years ended December 31, 2024 and 2023 was $199,000 and $109,000, respectively. The increased expense in 2024 was primarily due to the early termination of a branch office lease totaling  $77,000. There were no operating lease payments made to a related party for the year ended December 31, 2024. Total operating lease payments made to a related party totaled $25,000 for the year ended December 31, 2023.

The future minimum payments for operating leases with initial or remaining terms of one year or more as of December 31, 2024 were as follows:

(Dollars in thousands)

Years ending December 31,	Lease Obligation
2025	$68
2026	69
2027	70
2028	61
2029	34
2030 and beyond	—
Total Future Minimum Lease Payments	302
Amounts Representing Interest	(39)
Present Value of Net Future Minimum Lease Payments (Lease Liability)	$263

13. INCOME TAXES

The components of income tax  expense for the two years ended December 31 were:

(Dollars in thousands)	Years Ended December 31,
	2024	2023
Current tax expense	$944	$1,001
Deferred tax expense (benefit)	35	(31)
Total tax provision	$979	$970

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

The total tax provision during the year ended December 31, 2024 was $979,000 compared to $970,000 during the year ended December 31, 2023. A reconciliation of the statutory income tax expense computed at 21% to the income tax expense included in the consolidated statements of income follows:

(Dollars in thousands)	Years Ended December 31,
	2024	2023
Income before income taxes	$7,208	$7,566
Statutory tax rate	21%	21%
Federal tax at statutory rate	1,514	1,589
Tax-exempt interest	(151)	(176)
Net earnings on BOLI	(39)	(39)
Gain from life insurance proceeds	(12)	(34)
Federal tax credits	(329)	(366)
Other permanent differences	(4)	(4)
Total tax provision	$979	$970
Effective tax rate	13.6%	12.8%

Deductible temporary differences and taxable temporary differences gave rise to a net deferred tax asset for the Company as of December 31, 2024 and December 31, 2023. The components are detailed below:

(Dollars in thousands)	Years Ended December 31,
	2024	2023
Deferred Tax Assets:
Allowance for credit losses	$1,364	$1,280
Deferred directors’ compensation	174	200
Employee and director benefits	209	229
Stock-based compensation	61	53
Investment in low income housing project	588	585
Fair value adjustments to acquired assets and liabilities	50	48
Intangible assets	14	—
Lease liability	55	101
Unrealized loss on debt securities available for sale	1,311	1,716
Unrealized loss on debt securities held to maturity	7,453	8,501
Total deferred tax assets	11,279	12,713

Deferred Tax Liabilities:
Depreciation	(104)	(101)
Right of use asset	(53)	(99)
Loan origination fees and costs	(653)	(592)
Prepaid expenses	(12)	(11)
Unrealized gain from securities impairment	(72)	(18)
Annuity earnings	(80)	(77)
Fair value of mortgage servicing rights	(15)	(17)
Goodwill	(448)	(437)
Other	—	(42)
Total deferred tax liabilities	(1,437)	(1,394)
Net deferred tax asset	$9,842	$11,319

The Company has concluded that the deferred tax assets are realizable (on a more likely than not basis) through the combination of future reversals of existing taxable temporary differences, certain tax planning strategies and expected future taxable income.

It is the Company’s policy to recognize interest and penalties on unrecognized tax benefits in income tax expense in the Consolidated Statements of Income. No significant income tax uncertainties were identified because of the Company’s evaluation of its income tax position. Therefore, the Company recognized no adjustment for unrecognized income tax benefits for the years ended December 31, 2024 and 2023. The Company is no longer subject to examination by taxing authorities for years before 2021. Tax years 2021 through the present, with limited exception, remain open to examination.

14. STOCKHOLDERS’ EQUITY AND REGULATORY MATTERS

The Company is authorized to issue shares of preferred stock with no par value. The Board has the ability to fix the voting, dividend, redemption and other rights of the preferred stock, which can be issued in one or more series. No shares of preferred stock have been issued.

The Company has a dividend reinvestment and stock purchase plan. Under this plan, additional shares of Juniata Valley Financial Corp. stock may be purchased by shareholders at the prevailing market prices through reinvested dividends and voluntary cash payments, within limits. To the extent that shares are not available in the open market, the Company has reserved common stock to be issued under the plan. Any adjustment in capitalization of the Company will result in a proportionate adjustment to the reserved shares for this plan. At December 31, 2024, 141,887 shares were available for issuance under the Dividend Reinvestment Plan. No shares were issued under this plan in 2024 or 2023.

The Company periodically repurchases shares of its common stock under a share repurchase program approved by the Board of Directors. The program will remain authorized until all approved shares are repurchased, unless terminated by the Board of Directors. Repurchases have typically been through open market transactions and have complied with all regulatory restrictions on the timing and amount of such repurchases. Shares repurchased have been added to treasury stock and accounted for at cost. These shares may be reissued for stock option exercises, stock awards, employee stock purchase plan purchases, to fulfill dividend reinvestment program needs and to supply shares needed for exchange in an acquisition. During 2024 and 2023, 239 and 27,569 shares, respectively, were repurchased in conjunction with this program. Remaining shares authorized to be repurchased in the program were 180,504 as of December 31, 2024.

Regulatory Capital

The Bank is subject to risk-based capital standards by which banks are evaluated in terms of capital adequacy. These regulatory capital requirements are administered by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital and classification are also subject to qualitative judgments by the regulators. Management believes that, as of December 31, 2024, the Bank met all capital adequacy requirements to which it is subject.

Prompt corrective action regulations provide five classifications: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2024 and 2023, the most recent regulatory notifications categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

A capital conservation buffer of 2.50% is applicable to all capital ratios except for the Tier 1 Leverage ratio. The capital conservation buffer is equal to the lowest value of the three applicable capital ratios less the regulatory minimum (“adequately capitalized”) for each respective capital measurement. The Bank’s capital conservation buffer at December 31, 2024 was 4.78%. Compliance with the capital conservation buffer is required to avoid limitations on certain capital distributions, especially dividends.

Actual and required capital amounts and ratios as of December 31, 2024 and December 31, 2023, are presented below.

					Minimum
					Regulatory
					Requirements
					to be Well
					Capitalized
			Minimum Requirement		under Prompt
(Dollars in thousands)			for Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
The Juniata Valley Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2024:
Total Capital (to Risk Weighted Assets)	$76,389	12.78%	$47,822	8.00%	$59,778	10.00%
Tier 1 Capital (to Risk Weighted Assets)	70,206	11.74%	35,867	6.00%	47,822	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	70,206	11.74%	26,900	4.50%	38,856	6.50%
Tier 1 Capital (to Average Assets) Leverage	70,206	8.26%	33,987	4.00%	42,483	5.00%

As of December 31, 2023:
Total Capital (to Risk Weighted Assets)	$73,726	12.50%	$47,196	8.00%	$58,995	10.00%
Tier 1 Capital (to Risk Weighted Assets)	68,049	11.53%	35,397	6.00%	47,196	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	68,049	11.53%	26,548	4.50%	38,347	6.50%
Tier 1 Capital (to Average Assets) Leverage	68,049	8.04%	33,876	4.00%	42,345	5.00%

Certain regulatory restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. As of December 31, 2024, $3.8 million of undistributed earnings of the Bank, included in consolidated stockholders’ equity, was available for distribution to the Company as dividends without prior regulatory approval, subject to the regulatory capital requirements above.

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

(Amounts in thousands, except earnings per share data)	Year ended December 31,
	2024	2023
Net income	$6,229	$6,596
Weighted-average common shares outstanding	5,001	5,010
Basic earnings per share	1.25	1.32

Weighted-average common shares outstanding	$5,001	$5,010
Common stock equivalents due to effect of stock options	9	8
Total weighted-average common shares and equivalents	$5,010	$5,018
Diluted earnings per share	$1.24	$1.31
Anti-dilutive stock options outstanding	—	1

16. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following tables show changes in accumulated other comprehensive income by component, net of tax, for the years ending December 31, 2024 and 2023:

		Unrealized	Unrealized
	Gains	Gains	Gains
(Dollars in thousands)	(Losses) on	(Losses) on	(Losses) on
	Cash Flow	AFS	HTM
December 31, 2024	Hedges	Securities	Securities	Total
Beginning balance, December 31, 2023	$—	$(6,454)	$(32,186)	$(38,640)
Current period other comprehensive income:
Other comprehensive income before reclassification	—	1,521	—	1,521
Amounts reclassified from accumulated other comprehensive income	—	—	3,799	3,799
Net current period other comprehensive income	—	1,521	3,799	5,320
Ending balance, December 31, 2024	$—	$(4,933)	$(28,387)	$(33,320)

		Unrealized	Unrealized
	Gains	Gains	Gains
(Dollars in thousands)	(Losses) on	(Losses) on	(Losses) on
	Cash Flow	AFS	HTM
December 31, 2023	Hedges	Securities	Securities	Total
Beginning balance, December 31, 2022	$211	$(6,161)	$(35,917)	$(41,867)
Current period other comprehensive income (loss):
Other comprehensive income before reclassification	1	(293)	—	(292)
Amounts reclassified from accumulated other comprehensive income (loss)	(212)	—	3,731	3,519
Net current period other comprehensive income (loss)	(211)	(293)	3,731	3,227
Ending balance, December 31, 2023	$—	$(6,454)	$(32,186)	$(38,640)

The following table shows significant amounts reclassified out of each component of accumulated other comprehensive income for the year ending December 31, 2024:

(Dollars in thousands)
Details About Accumulated Other Comprehensive Loss Components	Amount Reclassified From Accumulated Other Comprehensive Loss	Affected Line Item in the Consolidated Statements of Income
Unrealized gains and losses on securities
Amortization of unrealized losses on held to maturity securities	$4,847
Total before tax	4,847
Tax effect	(1,048)	Income tax provision (benefit)
Total reclassifications for the period, net of tax	$3,799

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

The following tables summarize financial assets and financial liabilities measured at fair value as of December 31, 2024 and December 31, 2023, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	(Level 1)	(Level 2)	(Level 3)
	Quoted Prices in	Significant	Significant
(Dollars in thousands)	Active Markets	Other	Other
	for Identical	Observable	Unobservable
December 31, 2024	Assets	Inputs	Inputs	Total
Assets measured at fair value on a recurring basis:
Debt securities available for sale:
Obligations of U.S. Government agencies and corporations	$—	$14,576	$—	$14,576
Obligations of state and political subdivisions	—	6,033	—	6,033
Corporate debt securities	—	8,403	6,955	15,358
Mortgage-backed securities	—	28,656	—	28,656
Total debt securities available for sale	$—	$57,668	$6,955	$64,623
Equity securities	$1,189	$—	$—	$1,189
Mortgage servicing rights	$—	$—	$69	$69

	(Level 1)	(Level 2)	(Level 3)
	Quoted Prices in	Significant	Significant
(Dollars in thousands)	Active Markets	Other	Other
	for Identical	Observable	Unobservable
December 31, 2023	Assets	Inputs	Inputs	Total
Assets measured at fair value on a recurring basis:
Debt securities available for sale:
Obligations of U.S. Government agencies and corporations	$—	$14,173	$—	$14,173
Obligations of state and political subdivisions	—	6,508	—	6,508
Corporate debt securities	—	7,675	6,153	13,828
Mortgage-backed securities	—	33,055	—	33,055
Total debt securities available for sale	$—	$61,411	$6,153	$67,564
Equity securities	$1,073	$—	$—	$1,073
Mortgage servicing rights	$—	$—	$83	$83

The table below presents a reconciliation of the beginning and ending balances of investment securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2024 and 2023.

	Year Ended
(Dollars in thousands)	December 31,
	2024	2023
Investment Securities:
Beginning balance	$6,153	$7,145
Total gain (loss) included in OCI	802	(992)
Purchases	—	—
Principal payments and other	—	—
Sales	—	—
Balance, end of period	$6,955	$6,153

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

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

	Financial Instruments
(Dollars in thousands)	December 31, 2024		December 31, 2023
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and due from banks	$5,064	$5,064	$17,189	$17,189
Interest bearing deposits with banks	5,934	5,934	11,741	11,741
Debt securities available for sale	64,623	64,623	67,564	67,564
Debt securities held to maturity	191,627	182,773	200,644	198,147
Loans, net of allowance for credit losses	527,686	511,826	519,717	500,439
Accrued interest receivable	2,251	2,251	2,438	2,438

Financial liabilities:
Time deposits	$213,352	$212,152	$197,387	$194,219
Securities sold under agreements to repurchase	14,342	N/A	12,810	N/A
Short-term borrowings	27,900	27,900	40,000	39,868
Long-term debt	5,000	5,000	20,000	19,638
Other interest bearing liabilities	830	829	951	947
Accrued interest payable	876	876	1,397	1,397

Off-balance sheet financial instruments:
Commitments to extend credit	$—	$—	$—	$—
Letters of credit	—	—	—	—

The following tables present the carrying amount, fair value and placement in the fair value hierarchy of the Company’s financial instruments not previously disclosed as of December 31, 2024 and December 31, 2023. These tables exclude financial instruments for which the carrying amount approximates fair value.

			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices in	Significant	Significant
(Dollars in thousands)			Active Markets	Other	Other
	Carrying		for Identical	Observable	Unobservable
	Amount	Fair Value	Assets or Liabilities	Inputs	Inputs
December 31, 2024
Financial instruments – Assets
Debt securities held to maturity	$191,627	$182,773	$—	$182,773	$—
Loans, net of allowance for credit losses	527,686	511,826	—	—	511,826
Financial instruments – Liabilities
Time deposits	$213,352	$212,152	$—	$212,152	$—
Short-term borrowings	27,900	27,900	—	27,900	—
Long-term debt	5,000	5,000	—	5,000	—
Other interest bearing liabilities	830	829	—	829	—

			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices in	Significant	Significant
(Dollars in thousands)			Active Markets	Other	Other
	Carrying		for Identical	Observable	Unobservable
	Amount	Fair Value	Assets or Liabilities	Inputs	Inputs
December 31, 2023
Financial instruments – Assets
Debt securities held to maturity	$200,644	$198,147	$—	$198,147	$—
Loans, net of allowance for credit losses	519,717	500,439	—	—	500,439
Financial instruments – Liabilities
Time deposits	$197,387	$194,219	$—	$194,219	$—
Short-term borrowings	40,000	39,868	—	39,868	—
Long-term debt	20,000	19,638	—	19,638	—
Other interest bearing liabilities	951	947	—	947	—

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

Trust Fees – include asset management and estate fees. Asset management fees are generally based on a fee schedule, based upon the market value of the assets under management, and recognized monthly when the service obligation is completed. Trust fees recognized in 2024 and 2023 were $380,000 and $361,000, respectively. Fees for estate management services are based on a specified fee schedule and generally recognized as the following performance obligations are fulfilled: (i) 25% of total estate fee recognized when all estate assets are collected and debts paid, (ii) 50% of the total fee is recognized when the inheritance tax return is filed, and (iii) remaining 25% is recognized when the first and final account is confirmed, settling the estate. Estate fees recognized during 2024 and 2023 were $88,000 and $105,000, respectively.

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

19. EMPLOYEE BENEFIT PLANS

Long-Term Incentive Plan

The Company maintains the 2016 Long-Term Incentive Plan (the “Plan”), which amended and restated the former 2011 Stock Option Plan (the “2011 Plan”). The Plan continues in effect for any outstanding awards under the 2011 Plan in accordance with the terms and conditions governing such awards immediately prior to the effective date of the Plan but expanded the types of awards authorized to include, among others, restricted stock. Under the provisions of the Plan, while active, awards may consist of grants of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock and performance shares to officers and key employees of the Company, as well as directors.

Compensation expense for stock options granted and restricted stock awarded is measured using the fair value of the award on the grant date and is recognized over the vesting period. The Company recognized $142,000 and $143,000 of expense for the years ended December 31, 2024 and 2023, respectively, for stock-based compensation.

The Plan is administered by a committee of the Board of Directors. The Committee determines, among other things, the recipients of stock compensation, the number of shares to be subject to each award, the option price, the duration of the option and the restricted period, as appropriate. A recipient of the restricted shares will forfeit those shares in their entirety if employment is terminated prior to the vesting date for reasons other than retirement, death or disability. Forfeited awards are returned to the pool of shares available for grant for future awards. The maximum number of shares of common stock that may be issued under the Plan is 300,000 shares, and 180,600 shares were available for grant as of December 31, 2024. Shares of common stock issued under the Plan may be treasury shares or authorized but unissued shares.

During 2024, a total of 9,628 restricted shares were awarded to certain officers and all directors. In 2023, a total of 11,409 shares of restricted stock were awarded to certain officers and all directors. Each award vests after three-years, with interim vesting in the case of death, disability or retirement as approved by the Board of Directors.

The following table presents compensation expense and related tax benefits for restricted stock awards recognized on the consolidated statement of income.

(Dollars in thousands)
	2024	2023
Compensation expense	$142	$143
Tax benefit	(30)	(30)
Net income effect	$112	$113

At December 31, 2024, there was $159,000 of unrecognized compensation cost related to all non-vested restricted stock awards. This cost is expected to be recognized through February 2027.

The following table presents a summary of non-vested restricted shares activity for 2024.

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested at January 1, 2024	25,322	$16.21
Vested	(6,141)	16.55
Forfeited	—	—
Granted	9,628	12.35
Non-vested at December 31, 2024	28,809	$14.85

No stock options were awarded in 2024. Outstanding options granted prior to 2024 have all vested and are exercisable at the grant price, which is at least the fair market value of the stock on the grant date. The Plan provides that the option price per share is not to be less than the fair market value of the stock on the day the option was granted, and in no event less than the par value of such stock. Options granted under the Plan are exercisable no earlier than one year after the date of grant and expire ten years after the date of the grant. Total options outstanding as of December 31, 2024 have an exercise price of $17.80 and are scheduled to expire on February 17, 2025. As of December 31, 2024, there was no unrecognized compensation cost related to options granted under the Plan. No options were exercised under the Plans for the years ended December 31, 2024 and 2023.

A summary of the status of the outstanding stock options as of December 31, 2024 and 2023, and changes during the years ending of those dates is presented below.

A summary of the status of the outstanding stock options as of December 31, 2024 and 2023, and changes during the years ending on those dates is presented below:
	2024		2023
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	50,425	$17.76	60,347	$17.78
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled/Forfeited	(3,500)	17.80	—	—
Expired	(24,225)	17.72	(9,922)	17.65
Outstanding at end of year	22,700	$17.80	50,425	$17.76

Options exercisable at year-end	22,700		50,425
Weighted-average fair value of options granted during the year		$—		$—
Intrinsic value of options exercised during the year		$—		$—
Intrinsic value of options cancelled during the year		$—
Intrinsic value of options outstanding and exercisable at December 31, 2024		$—

Defined Contribution Plan (“401(k) Plan”)

The Company has a 401(k) Plan under which employees, through payroll deductions, can defer portions of their compensation. The Company makes an annual non-elective fully vested contribution equal to 3% of compensation to each eligible participant. For the year ended December 31, 2024, the contribution amount totaled $268,000, which was credited to employee’s accounts by January 31, 2025. This liability at December 31, 2023 totaled $265,000 and was credited to employee accounts by January 31, 2024. Expense incurred under this plan was $268,000 and $262,000 in 2024 and 2023, respectively. The 401(k) Plan also includes an employer matching contribution for employees that elect to defer compensation into this program. The matching contribution in 2024 and 2023 was $250,000 and $231,000, respectively.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan under which employees, through payroll deductions, can purchase shares of Company stock annually. The option price of the stock purchases is between 95% and 100% of the fair market value of the stock on the offering termination date as determined annually by the Board of Directors. The maximum number of shares which employees may purchase under the Plan is 250,000; however, the annual issuance of shares may not exceed 5,000 shares plus any unissued shares from prior offerings. There were 2,866 shares issued in 2024 and 4,230 shares issued in 2023 under this plan. As of December 31, 2024, there were 149,554 shares reserved for issuance under the Employee Stock Purchase Plan.

Supplemental Retirement Plans

The Company has non-qualified supplemental retirement plans for directors and key employees. At December 31, 2024 and 2023, the present value of the future liability associated with these plans was $73,000 and $84,000, respectively. For the years ended December 31, 2024 and 2023, $6,000 and $7,000, respectively, was recorded as expense in connection with these plans. The Company offsets the cost of these plans through the purchase of bank-owned life insurance and annuities. See Note 7.

Deferred Compensation Plans

The Company has entered into deferred compensation agreements with certain directors to provide each director with an additional retirement benefit, or to provide their beneficiary with a benefit, in the event of pre-retirement death. At December 31, 2024 and 2023, the present value of the future liability was $830,000 and $1.0 million, respectively. For the years ended December 31, 2024 and 2023, $32,000 and $38,000, respectively, was recorded as expense in connection with these plans. Separate accounts are maintained for each participating director with interest credited on a quarterly basis at the then current rate offered on long-term certificates of deposit. The Company offsets the cost of these plans through the purchase of bank-owned life insurance. See Note 7.

Salary Continuation Plans

The Company has non-qualified salary continuation plans for key employees. At December 31, 2024 and December 31, 2023, the present value of the future liability was $922,000 and $1.0 million, respectively. For the years ended December 31, 2024 and 2023, $61,000 and $70,000, respectively, was recorded as expense in connection with these plans. The Company offsets the cost of these plans through the purchase of bank-owned life insurance. See Note 7.

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

A summary of the Company’s financial instrument commitments is as follows:

(Dollars in thousands)	December 31,
	2024	2023
Commitments to grant loans	$133,693	$125,727
Unfunded commitments under lines of credit	11,324	11,646
Outstanding letters of credit	4,176	3,629

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

Outstanding letters of credit are instruments issued by the Bank that guarantee payment to the beneficiary by the Bank in the event of default by the Bank’s customer in the non-performance of an obligation or service. Most letters of credit are extended for one year periods. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds collateral supporting those commitments for which collateral is deemed necessary. The amount of the liability as of December 31, 2024 and 2023 for guarantees under letters of credit issued is not material.

The maximum undiscounted exposure related to these guarantees on December 31, 2024 was $4.2 million, and the approximate value of underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $50.2 million.

21. RELATED-PARTY TRANSACTIONS

The Bank has granted loans to certain senior and executive officers, directors and their related interests. The aggregate dollar amount of these loans was $11.1 million and $5.4 million at December 31, 2024 and 2023, respectively. During 2024, $2.3 million in new loans and advances were added as was $4.6 million in existing loans due to a change in the composition of a related party, while repayments totaled $1.2 million. None of these loans were past due or in non-accrual status on December 31, 2024 or 2023.

Deposits and other funds from related parties held by Juniata amounted to $800,000 and $722,000 at December 31, 2024 and 2023, respectively.

22. DERIVATIVES

The Company may enter into derivative financial instruments as part of its asset liability management strategy to help manage its interest rate risk position and to meet the needs of customers.

Derivatives Designated as Hedging Instruments

The Company had no derivatives designated as cash flow hedges as of December 31, 2024 and December, 31, 2023. In April 2023, the Company’s remaining interest rate swap with a notional amount of $20.0 million designated as a cash flow hedge on a short-term FHLB advance matured. Changes in fair value of the swap were recorded in other comprehensive income. The interest rate swap was determined to be fully effective during the 2023 period and, as such, no amount of ineffectiveness was included in net income.

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

The gain recognized into income for the cash flow hedging relationship on the Consolidated Statements of Income for the year ended December 31, 2023 was $269,000.

Derivatives Not Designated as Hedging Instruments

The Company entered into risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which the Company is a participant. The risk participation agreements provide credit protection to the financial institution should the borrower fail to perform on its interest rate derivative contract with the financial institution. These risk participation agreements are recorded within other liabilities on the Consolidated Statement of Financial Condition at their estimated fair value. At December 31, 2024 and 2023, the estimated fair value of the risk participation agreements was $24,000 and $25,000, respectively. Changes to the fair value of the risk participation agreements are included in fees derived from loan activity in the Consolidated Statement of Income. The company recorded income of $32,000 and $57,000, respectively, for the years ended December 31, 2024 and 2023.

The Company acts as an interest rate swap counterparty for commercial borrowers, which are accounted for at fair value. The Company manages its exposure to such interest rate swaps by entering corresponding and offsetting interest rate swaps with a third party that mirrors the terms of the swap with the commercial borrower. This position, referred to as a “back-to-back swap”, directly offsets itself, and Juniata’s exposure is the fair value of the derivative due to changes in credit risk of the commercial borrower and third party. The back-to-back swaps are recorded within other assets and other liabilities on the Consolidated Statement of Financial Condition at their estimated fair value which was $20,000 at December 31, 2024. The Company recognized $79,000 in fee income for the year ended December 31, 2024 upon the execution of the back-to-back swap contracts which is included in fees derived from loan activity in the Consolidated Statement of Income. The Company had no back-to-back swaps in 2023.

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
$18,703

25. SUBSEQUENT EVENT

In January 2025, the Board of Directors declared a dividend of $0.22 per share to shareholders of record on February 14, 2025, payable on February 28, 2025.

26. JUNIATA VALLEY FINANCIAL CORP. (PARENT COMPANY ONLY) FINANCIAL INFORMATION

CONDENSED BALANCE SHEETS

(Dollars in thousands)

	December 31,
	2024	2023
ASSETS
Cash and cash equivalents	$80	$150
Investment in bank subsidiary	46,458	39,112
Equity securities	929	879
Other assets	46	39
TOTAL ASSETS	$47,513	$40,180

LIABILITIES
Accounts payable and other liabilities	$56	$43

STOCKHOLDERS’ EQUITY	47,457	40,137
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$47,513	$40,180

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Dollars in thousands)

	Years Ended December 31,
	2024	2023
INCOME
Interest and dividends on investment securities available for sale	$47	$45
Dividends from bank subsidiary	4,400	4,772
Change in value of equity securities	50	7
Other non-interest income	—	6
TOTAL INCOME	4,497	4,830
EXPENSE
Other non-interest expense	172	149
TOTAL EXPENSE	172	149
INCOME BEFORE INCOME TAXES AND EQUITY
IN UNDISTRIBUTED NET INCOME OF SUBSIDIARY	4,325	4,681
Income tax benefit	(20)	(24)
	4,345	4,705
Undistributed net income of subsidiary	1,884	1,891
NET INCOME	6,229	6,596
OTHER COMPREHENSIVE INCOME	5,320	3,227
TOTAL COMPREHENSIVE INCOME	$11,549	$9,823

CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended December 31,
	2024	2023
Cash flows from operating activities:
Net income	$6,229	$6,596
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed net income of subsidiary	(1,884)	(1,891)
Change in value of equity securities	(50)	(7)
(Increase) decrease in other assets	(7)	46
Increase in other liabilities	13	15
Net cash provided by operating activities	4,301	4,759

Cash flows from investing activities:
Proceeds from the maturity of available for sale investment securities	—	—
Net cash provided by investing activities	—	—

Cash flows from financing activities:
Cash dividends	(4,400)	(4,406)
Purchase of treasury stock	(3)	(324)
Treasury stock issued for stock plans	32	62
Net cash used in financing activities	(4,371)	(4,668)
Net (decrease) increase in cash and cash equivalents	(70)	91
Cash and cash equivalents at beginning of year	150	59
Cash and cash equivalents at end of year	$80	$150

27. Segment Information

The Company’s reportable segment is determined by the Chief Financial Officer, who is the designated chief operation decision maker (“CODM”), based upon information provided about the Company’s products and services offered, primarily banking operations. The segment is also distinguished by the level of information provided to the CODM, who uses such information to review performance of various components of the business (such as branches), which are then aggregated if operating performance, products/services and customers are similar. The CODM evaluates the financial performance of the Company’s business components such as revenue streams, significant expenses and budget to actual results in assessing the Company’s segment and in the determination of allocating resources. The CODM uses revenue streams to evaluate product pricing and significant expenses to assess performance and evaluate return on assets. The CODM uses consolidated net income to benchmark the Company against its competitors. The benchmarking analysis coupled with monitoring of budget to actual results are used in assessment performance and in establishing compensation. Loans, investments and deposits provide revenues in the banking operations. Interest expense, provisions for credit losses and employee benefits and compensation provide the significant expenses in the banking operations. All operations are domestic.

Accounting policies for segments are the same as those described in Note 2. Segment performance is evaluated using consolidated net income. Information reported internally for performance assessment by the CODM follows, inclusive of reconciliations of significant segment totals to the financial statements:

(Dollars in thousands)	Year Ended
	December 31,
Banking Segment	2024	2023

Interest Income	$37,116	$33,181

Reconciliation of revenue
Other revenues	5,825	5,321
Total Consolidated revenues	$42,941	$38,502

Less:
Interest expense	14,187	10,489
Segment net interest income and noninterest income	$28,754	$28,013

Less:
Provision for credit losses	534	500
Employee compensation and benefits expense	11,470	10,809
Other segment items*	9,542	9,138
Income tax expense	979	970
Segment net income/consolidated net income	$6,229	$6,596

Reconciliation of assets
Total assets for reportable segments	848,874	870,555
Total consolidated assets	$848,874	$870,555

* Other segment items include expenses for professional services, technology, occupancy and overhead.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company’s management, with the participation of its CEO and CFO, conducted an evaluation, as of December 31, 2024, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based on this evaluation, the Company’s CEO and CFO concluded that, as of the end of the period covered by this annual report, the Company’s disclosure controls and procedures were effective in reaching a reasonable level of assurance that management is timely alerted to material events relating to the company during the period when the Company’s periodic reports are being prepared.

Conclusion Regarding Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a – 15(f) promulgated under the Exchange Act. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under the framework in Internal Control-Integrated Framework (2013), the Company’s management concluded that internal control over financial reporting was effective as of December 31, 2024.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on our assessment, management concluded that as of December 31, 2024, the Company’s internal control over financial reporting was effective and met the criteria of the Internal Control-Integrated Framework (2013).

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
Marcie A. Barber, President and Chief Executive Officer

/s/ Michael W. Wolf
Michael W. Wolf, Chief Financial Officer

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the fiscal quarter ended December 31, 2024, none of the Company’s directors or “officers” (as defined in Rule 16a-1(f) (17 C.F.R. 240.16a-1(f))) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Item 408 of Regulation S-K (17 C.F.R. 229.408)).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference herein is information appearing in the Proxy Statement for the Annual Meeting of Shareholders to be held on May 20, 2025 (the “Proxy Statement”) under the captions “Management – Proposal 1 Election of Directors”, “Management – Executive Officers of the Company”, “Corporate Governance and Board Matters – Audit Committee – Members, Number of Meetings, Function, Charter and Audit Committee Financial Expert” and “Delinquent Section 16(a) Reports”. The Company has adopted a Code of Ethics that is applicable to the Company’s Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer and other designated senior officers, which can be found in the Investor Information – Governance Documents section of the Company’s website at www.JVBonline.com.

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

Equity Compensation Plan Information
	Number of securities to be		Number of securities remaining
	issued upon exercise of		available for future issuance
	outstanding options, warrants	Weighted average exercise	under equity compensation
	and rights	price of outstanding options,	plans (excluding securities
Plan Category	(a)	warrants and rights	reflected in column a)
Equity compensation plans approved by security holders	22,700	$17.80	180,600
Equity compensation plans not approved by security holders	—	—
Total	22,700	$17.80	180,600

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)     The following consolidated financial statements of the Company are filed as part of this Form 10-K:

(i)	Reports of Independent Registered Public Accounting Firm
(ii)	Consolidated Statements of Financial Condition as of December 31, 2024 and December 31, 2023
(iii)	Consolidated Statements of Income for the fiscal years ended December 31, 2024 and December 31, 2023
(iv)	Consolidated Statements of Comprehensive Income for the fiscal years ended December 31, 2024 and December 31, 2023
(v)	Consolidated Statements of Stockholders’ Equity for the fiscal years ended December 31, 2024 and December 31, 2023
(vi)	Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2024 and December 31, 2023
(vii)	Notes to Consolidated Financial Statements

(a)(2) Financial Statements Schedules. All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and have therefore been omitted.

(a)(3) Exhibits.

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3(i) to the Company’s Form 8-K Current Report filed with the SEC on November 12, 2015)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3(ii) to the Company’s Current Report on Form 8-K filed with the SEC on February 17, 2022)

4.1	Description of Registrant’s Securities (incorporated by reference to the Company’s Form 8-A filed with the SEC on September 13, 2011)

10.1	Form of 1999 Directors Deferred Compensation Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2009)*

10.2	Form of Amendments to the 1999 Directors Deferred Compensation Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2011)*

10.3	Form of Director Supplemental Life Insurance/ Split Dollar Plan (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2009)*

10.4	Employee Annual Incentive Plan, (filed herewith)*■

10.5	Change of Control Severance Agreement with Michael W. Wolf (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 26, 2022).*

10.6	Salary Continuation Agreement with Marcie A. Barber (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2008)*

10.7	Change of Control Severance Agreement with Marcie A. Barber (incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K filed with the SEC on May 27, 2008)*

10.8	Long Term Incentive Plan of Juniata Valley Financial Corp. (incorporated by reference to Exhibit 10.1 to the Company’s 2016 proxy statement filed with the SEC on April 8, 2016)*

19	Insider Trading Policy, (filed herewith)

21.1	Subsidiaries of Juniata Valley Financial Corp.

23.1	Consent of Crowe LLP

31.1	Rule 13(a)-14 Certification of Marcie A. Barber

31.2	Rule 13(a)-14 Certification of Michael W. Wolf

32.1	Section 1350 Certification of Marcie A. Barber

32.2	Section 1350 Certification of Michael W. Wolf

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

Date: March 26, 2025

/s/ Marcie A. Barber
By: Marcie A. Barber
Director, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Martin L. Dreibelbis	March 26, 2025
Martin L. Dreibelbis
Chairman

/s/ Gary E. Kelsey	March 26, 2025
Gary E. Kelsey
Vice Chairman

/s/ Marcie A. Barber	March 26, 2025
Marcie A. Barber
Director and Chief Executive Officer (Principal Executive Officer)

/s/ Michael A. Buffington	March 26, 2025
Michael A. Buffington
Director

/s/ Christina Calkins-Mazur	March 26, 2025
Christina Calkins-Mazur
Director

/s/ Joseph B. Scarnati, III	March 26, 2025
Joseph B. Scarnati, III
Director

/s/ Steven C. Sliver	March 26, 2025
Steven C. Sliver
Director

/s/ Bradley J. Wagner	March 26, 2025
Bradley J. Wagner
Director

/s/ Michael W. Wolf	March 26, 2025
Michael W. Wolf
Chief Financial Officer (Principal Accounting and Financial Officer)

JUNIATA VALLEY FINANCIAL CORP.

CORPORATE OFFICERS

Martin L. Dreibelbis	Chairman
Gary E. Kelsey	Vice Chairman
Marcie A. Barber	President and Chief Executive Officer
Michael W. Wolf	Executive Vice President, Secretary, Treasurer and Chief Financial Officer

JUNIATA VALLEY FINANCIAL CORP. AND THE JUNIATA VALLEY BANK

BOARD OF DIRECTORS

Marcie A. Barber	Gary E. Kelsey, Vice Chairman
President and Chief Executive Officer	Retired, Potter County, PA, Register of Wills
and Recorder of Deeds
Michael A. Buffington
Founder and President, Buffington Property	Joseph B. Scarnati, III
Management, LLC and One-Stop	Consultant, Allegheny Strategy Partners
Communications	Owner, The Dan Smith Candy Company

Christina Calkins-Mazur	Steven C. Sliver
Retired, Dealer Principle, Calkins Buick	Retired, President & CEO Mutual Benefit Group
GMC Subaru
Bradley J. Wagner
Martin L. Dreibelbis, Chairman	President, The Wenger Group, Inc.
Retired, Petroleum Consultant

THE JUNIATA VALLEY BANK

BUSINESS DEVELOPMENT BOARD MEMBERS

Keith A. Altiery

Mark S. Elsesser

Jeffrey C. Moyer

Richard A. Smeltz

Corey P. Wray