Form 10-Q
period 2025-09-30
JUNIATA VALLEY FINANCIAL CORP
filed 2025-11-12
CIK 714712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes        ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2025
Common Stock ($1.00 par value)	5,018,799 shares

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Financial Condition

(Dollars in thousands, except share data)	September 30, 2025	December 31, 2024
ASSETS
Cash and due from banks	$5,585	$5,064
Interest bearing deposits with banks	4,893	5,934
Cash and cash equivalents	10,478	10,998
Equity securities	1,218	1,189
Debt securities available for sale	61,460	64,623
Debt securities held to maturity (fair value $181,592 and $182,773, respectively)	184,557	191,627
Restricted investment in bank stock	2,508	2,530
Total loans	577,722	533,869
Less: Allowance for credit losses	(6,834)	(6,183)
Total loans, net of allowance for credit losses	570,888	527,686
Premises and equipment, net	9,171	9,382
Bank owned life insurance and annuities	15,990	15,214
Investment in low income housing partnerships	591	832
Core deposit and other intangible assets	207	258
Goodwill	9,812	9,812
Mortgage servicing rights	62	69
Deferred tax asset, net	8,547	9,842
Accrued interest receivable and other assets	4,978	4,812
Total assets	$880,467	$848,874
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$207,419	$196,801
Interest bearing	568,159	551,156
Total deposits	775,578	747,957
Short-term borrowings and repurchase agreements	42,744	42,242
Long-term debt	—	5,000
Other interest bearing liabilities	713	830
Accrued interest payable and other liabilities	6,431	5,388
Total liabilities	825,466	801,417
Commitments and contingent liabilities
Stockholders’ Equity:
Preferred stock, no par value: Authorized - 500,000 shares, none issued	—	—
Common stock, par value $1.00 per share: Authorized 20,000,000 shares; Issued - 5,151,279 shares at September 30, 2025 and December 31, 2024; Outstanding - 5,018,799 shares at September 30, 2025 and 5,003,384 shares at December 31, 2024	5,151	5,151
Surplus	24,781	24,896
Retained earnings	55,793	53,126
Accumulated other comprehensive loss	(28,584)	(33,320)
Cost of common stock in Treasury: 132,480 shares at September 30, 2025; 147,895 shares at December 31, 2024	(2,140)	(2,396)
Total stockholders’ equity	55,001	47,457
Total liabilities and stockholders’ equity	$880,467	$848,874

See Notes to Consolidated Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Income (Unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except share data)	September 30,		September 30,
	2025	2024	2025	2024
Interest and dividend income:
Loans, including fees	$8,624	$7,979	$24,517	$23,224
Taxable securities	1,325	1,421	4,062	4,341
Tax-exempt securities	30	30	90	89
Other interest income	17	24	54	116
Total interest income	9,996	9,454	28,723	27,770
Interest expense:
Deposits	2,903	2,879	8,595	8,243
Short-term borrowings and repurchase agreements	530	741	1,501	2,151
Long-term debt	—	31	51	237
Other interest bearing liabilities	7	8	21	25
Total interest expense	3,440	3,659	10,168	10,656
Net interest income	6,556	5,795	18,555	17,114
Provision for credit losses	216	232	669	471
Net interest income after provision for credit losses	6,340	5,563	17,886	16,643
Non-interest income:
Customer service fees	474	473	1,400	1,300
Debit card fee income	458	428	1,330	1,302
Earnings on bank-owned life insurance and annuities	71	60	190	174
Trust fees	106	108	349	359
Commissions from sales of non-deposit products	60	98	230	309
Fees derived from loan activity	202	103	475	451
Change in value of equity securities	64	70	76	66
Gain from life insurance proceeds	—	—	20	—
Other non-interest income	82	105	270	259
Total non-interest income	1,517	1,445	4,340	4,220
Non-interest expense:
Employee compensation expense	2,577	2,249	6,650	6,689
Employee benefits	476	555	1,524	1,733
Occupancy	278	320	945	979
Equipment	251	248	711	617
Data processing expense	734	684	2,141	2,162
Professional fees	256	297	709	830
Taxes, other than income	45	60	171	154
FDIC Insurance premiums	126	141	380	435
Amortization of intangible assets	16	22	51	64
Amortization of investment in low-income housing partnerships	80	81	241	242
Other non-interest expense	605	444	1,671	1,453
Total non-interest expense	5,444	5,101	15,194	15,358
Income before income taxes	2,413	1,907	7,032	5,505
Income tax provision	357	270	1,057	767
Net income	$2,056	$1,637	$5,975	$4,738
Earnings per share
Basic	$0.41	$0.33	$1.19	$0.95
Diluted	$0.41	$0.33	$1.19	$0.95

See Notes to Consolidated Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,
	2025			2024
(Dollars in thousands)	Pre-Tax	Tax	Net of Tax	Pre-Tax	Tax	Net of Tax
	Amount	Effect	Amount	Amount	Effect	Amount
Net income	$2,413	$(357)	$2,056	$1,907	$(270)	$1,637
Other comprehensive income:
Securities
Available for sale securities
Unrealized holding gain arising during the period	893	(187)	706	2,097	(441)	1,656
Held to maturity securities
Amortization of unrealized holding losses on held to maturity securities (1) (2)	1,174	(253)	921	1,247	(269)	978
Other comprehensive income	2,067	(440)	1,627	3,344	(710)	2,634
Total comprehensive income	$4,480	$(797)	$3,683	$5,251	$(980)	$4,271

	Nine Months Ended September 30,
	2025			2024
(Dollars in thousands)	Pre-Tax	Tax	Net-of-Tax	Pre-Tax	Tax	Net-of-Tax
	Amount	Effect	Amount	Amount	Effect	Amount
Net income	$7,032	$(1,057)	$5,975	$5,505	$(767)	$4,738
Other comprehensive income:
Securities
Available for sale securities
Unrealized holding gain arising during the period	2,566	(539)	2,027	2,489	(523)	1,966
Held to maturity securities
Amortization of unrealized holding losses on held to maturity securities (1) (2)	3,455	(746)	2,709	3,655	(790)	2,865
Other comprehensive income	6,021	(1,285)	4,736	6,144	(1,313)	4,831
Total comprehensive income	$13,053	$(2,342)	$10,711	$11,649	$(2,080)	$9,569
(1)	Income tax amounts are included in the provision for income taxes on the Consolidated Statements of Income.
(2)	Amounts included in interest income on the Consolidated Statements of Income.

See Notes to Consolidated Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Stockholders’ Equity (Unaudited)

	Three months ended September 30, 2025
					Accumulated
(Dollars in thousands, except share	Number				Other		Total
data)	of Shares	Common		Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Surplus	Earnings	Income (Loss)	Stock	Equity
Balance, July 1, 2025	5,018,799	$5,151	$24,741	$54,840	$(30,211)	$(2,140)	$52,381
Net income				2,056			2,056
Other comprehensive income					1,627		1,627
Cash dividends at $0.22 per share				(1,103)			(1,103)
Stock-based compensation			40				40
Balance, September 30, 2025	5,018,799	$5,151	$24,781	$55,793	$(28,584)	$(2,140)	$55,001

	Nine months ended September 30, 2025
					Accumulated
(Dollars in thousands, except share	Number				Other		Total
data)	of Shares	Common		Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Surplus	Earnings	Income (Loss)	Stock	Equity
Balance, January 1, 2025	5,003,384	$5,151	$24,896	$53,126	$(33,320)	$(2,396)	$47,457
Net income				5,975			5,975
Other comprehensive income					4,736		4,736
Cash dividends at $0.66 per share				(3,308)			(3,308)
Stock-based compensation			115				115
Purchase of treasury stock	(612)					(4)	(4)
Treasury stock issued for stock plans	16,027		(230)			260	30
Balance, September 30, 2025	5,018,799	$5,151	$24,781	$55,793	$(28,584)	$(2,140)	$55,001

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Stockholders’ Equity (Unaudited)

	Three months ended September 30, 2024
					Accumulated
(Dollars in thousands, except share	Number				Other		Total
data)	of Shares	Common		Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Surplus	Earnings	Income (Loss)	Stock	Equity
Balance, July 1, 2024	5,003,384	$5,151	$24,824	$52,201	$(36,443)	$(2,396)	$43,337
Net income				1,637			1,637
Other comprehensive income					2,634		2,634
Cash dividends at $0.22 per share				(1,102)			(1,102)
Stock-based compensation			36				36
Balance, September 30, 2024	5,003,384	$5,151	$24,860	$52,736	$(33,809)	$(2,396)	$46,542

	Nine months ended September 30, 2024
					Accumulated
(Dollars in thousands, except share	Number				Other		Total
data)	of Shares	Common		Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Surplus	Earnings	Income (Loss)	Stock	Equity
Balance, January 1, 2024	4,991,129	$5,151	$24,924	$51,297	$(38,640)	$(2,595)	$40,137
Net income				4,738			4,738
Other comprehensive income					4,831		4,831
Cash dividends at $0.66 per share				(3,299)			(3,299)
Stock-based compensation			106				106
Purchase of treasury stock	(239)					(3)	(3)
Treasury stock issued for stock plans	12,494		(170)			202	32
Balance, September 30, 2024	5,003,384	$5,151	$24,860	$52,736	$(33,809)	$(2,396)	$46,542

See Notes to Consolidated Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)	Nine Months Ended September 30,
	2025	2024
Operating activities:
Net income	$5,975	$4,738
Adjustments to reconcile net income from operating activities:
Provision for credit losses	669	471
Depreciation	593	530
Net amortization of securities premiums	80	92
Net amortization of loan origination costs	75	70
Deferred net loan origination costs	(494)	(465)
Amortization of intangibles	51	64
Amortization of investment in low income housing partnerships	241	242
Net amortization of purchase fair value adjustments	25	(3)
Change in value of equity securities	(76)	(66)
Earnings on bank owned life insurance and annuities	(190)	(174)
Deferred income tax benefit	(4)	(65)
Stock-based compensation expense	115	106
Mortgage servicing right adjustment	7	7
Gain from life insurance proceeds	(20)	—
(Increase) decrease in accrued interest receivable and other assets	(156)	80
Decrease (increase) in accrued interest payable and other liabilities	926	(784)
Net cash provided by operating activities	7,817	4,843
Investing activities:
Purchases of:
Restricted stock	(5)	(178)
Premises and equipment	(382)	(1,863)
Bank owned life insurance	(890)	—
Bank owned life insurance premium and annuity payments	(23)	(23)
Proceeds from:
Redemption of equity securities	46	—
Maturities of and principal repayments on securities available for sale	5,649	3,661
Maturities of and principal repayments on securities held to maturity	10,526	10,538
Redemption of restricted stock	27	—
Life insurance claims	347	—
Sale of fixed assets	4	—
Sale of other assets	—	10
Net increase in loans	(43,477)	(12,475)
Net cash used in investing activities	(28,178)	(330)
Financing activities:
Net increase in deposits	27,621	3,851
Net increase (decrease) in short-term borrowings and securities sold under agreements to repurchase	502	(7,089)
Repayment of long-term debt	(5,000)	(15,000)
Cash dividends	(3,308)	(3,299)
Purchase of treasury stock	(4)	(3)
Treasury stock issued for employee stock plans	30	32
Net cash provided by (used in) financing activities	19,841	(21,508)
Net decrease in cash and cash equivalents	(520)	(16,995)
Cash and cash equivalents at beginning of year	10,998	28,930
Cash and cash equivalents at end of period	$10,478	$11,935
Supplemental information:
Interest paid	$10,194	$10,292
Income tax paid	1,075	740
Supplemental schedule of noncash investing and financing activities:
Transfer of loans to repossessed vehicles	$—	$10

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

In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that can be expected for the year ending December 31, 2025. For further information, refer to the consolidated financial statements and notes thereto included in Juniata Valley Financial Corp.’s Annual Report on Form 10-K (“Annual Report”) for the year ended December 31, 2024.

The Company has evaluated events and transactions occurring subsequent to the consolidated statement of financial condition date of September 30, 2025 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

2. RECENT ACCOUNTING STANDARDS UPDATES

Adoption of New Accounting Standards:

None.

Pending Accounting Standards:

ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures

Issued: December 2023

Summary: The amendments in this Update enhance the transparency and decision usefulness of income tax disclosures. This Update requires public business entities to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitate threshold. All entities will be required to disclose 1) the amount of income taxes paid (net of refunds received) disaggregated by federal, state and foreign taxes and 2) the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than five percent of total income taxes paid (net of refunds received). The amendments also require entities to disclose 1) income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and 2) income tax expense (or benefit) from continuing operations disaggregated by federal, state and foreign. The adoption of this standard is not expected to have a material effect on the Company’s operating results or financial condition.

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

3. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Components of accumulated other comprehensive income (loss), net of tax, consisted of the following:

	Unrealized	Unrealized
	Gains	Gains
(Dollars in thousands)	(Losses) on	(Losses) on
	AFS	HTM
September 30, 2025	Securities	Securities	Total
Beginning balance, December 31, 2024	$(4,933)	$(28,387)	$(33,320)
Current period other comprehensive income:
Other comprehensive income before reclassification	2,027	—	2,027
Amounts reclassified from accumulated other comprehensive income	—	2,709	2,709
Net current period other comprehensive income	2,027	2,709	4,736
Ending balance, September 30, 2025	$(2,906)	$(25,678)	$(28,584)

	Unrealized	Unrealized
	Gains	Gains
(Dollars in thousands)	(Losses) on	(Losses) on
	AFS	HTM
September 30, 2024	Securities	Securities	Total
Beginning balance, December 31, 2023	$(6,454)	$(32,186)	$(38,640)
Current period other comprehensive income:
Other comprehensive income before reclassification	1,965	—	1,965
Amounts reclassified from accumulated other comprehensive income	—	2,866	2,866
Net current period other comprehensive income	1,965	2,866	4,831
Ending balance, September 30, 2024	$(4,489)	$(29,320)	$(33,809)

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

The following tables set forth the computation of basic and diluted earnings per share:

(Amounts in thousands, except earnings per share data)	Three Months Ended September 30,
	2025	2024
Net income	$2,056	$1,637
Weighted-average common shares outstanding	5,019	5,003
Basic earnings per share	$0.41	$0.33

Weighted-average common shares outstanding	5,019	5,003
Common stock equivalents due to effect of stock options and restricted stock	17	11
Total weighted-average common shares and equivalents	5,036	5,014
Diluted earnings per share	$0.41	$0.33
Anti-dilutive stock options and restricted stock outstanding	—	—

(Amounts in thousands, except earnings per share data)	Nine months ended September 30,
	2025	2024
Net income	$5,975	$4,738
Weighted-average common shares outstanding	5,015	5,000
Basic earnings per share	$1.19	$0.95

Weighted-average common shares outstanding	5,015	5,000
Common stock equivalents due to effect of stock options and restricted stock	13	9
Total weighted-average common shares and equivalents	5,028	5,009
Diluted earnings per share	$1.19	$0.95
Anti-dilutive stock options and restricted stock outstanding	1	1

5. SECURITIES

Equity Securities

Equity securities owned by the Company consist of common stock of various financial services providers. ASC Topic 321, Investments – Equity Securities requires all equity securities within its scope to be measured at fair value with changes in fair value recognized in net income. The Company had $1.2 million in equity securities recorded at fair value as of both September 30, 2025 and December 31, 2024. The Company sold $46,000 in equity securities at fair value in the nine months ended September 30, 2025. No equity securities were sold by the Company in the three months ended September 30, 2025 or 2024, nor in the nine months ended September 30, 2024. No gains or losses were recorded on the sale of equity securities for the three or nine months ended September 30, 2025 and September 30, 2024. The Company recorded net gains of $64,000 and $76,000 for the three and nine months ended September 30, 2025, respectively, and net gains of $70,000 and $66,000 for the three and nine months ended September 30, 2024, respectively, due to changes in the fair value of the Company’s portfolio of equity securities during the applicable periods.

Debt Securities

Debt securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Debt securities that are not classified as held to maturity or trading are classified as available for sale. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax. As of September 30, 2025, the Company’s debt securities portfolio includes primarily bonds issued by U.S. Government sponsored enterprises (approximately 18% of the investment portfolio), mortgage-backed securities issued by Government-sponsored entities and backed by residential mortgages (approximately 72% of the investment portfolio), corporate debt securities (approximately 7% of the investment portfolio) and municipal bonds (approximately 3% of the investment portfolio). Most of the municipal bonds are general obligation bonds with maturities or pre-refunding dates within 5 years.

At September 30, 2025, excluding securities of the U.S. Government and its agencies, the Company had holdings of securities from one issuer in excess of 10% of stockholders’ equity; holdings of Federal Farm Credit Bank securities had a fair value of $12.1 million as of September 30, 2025. At December 31, 2024, excluding securities of the U.S. Government and its agencies, the Company had holdings of securities from two issuers in excess of 10% of stockholders’ equity; holdings of Federal Farm Credit Bank and Pennsylvania Housing Finance securities had fair values of $11.6 million and $4.8 million, respectively, as of December 31, 2024.

The amortized cost and fair value of debt securities as of September 30, 2025 and December 31, 2024, by contractual maturity, are shown in the tables below. Expected maturities may differ from contractual maturities because the securities may be called or prepaid, with or without prepayment penalties. Securities not due at a single maturity date are shown separately.

(Dollars in thousands)	September 30, 2025
			Gross	Gross
	Amortized	Fair	Unrealized	Unrealized
Debt Securities Available for Sale	Cost	Value	Gains	Losses
Obligations of U.S. Government sponsored enterprises
After one year but within five years	$13,000	$12,511	$—	$(489)
	13,000	12,511	—	(489)
Obligations of state and political subdivisions
Within one year	1,465	1,465	—	—
After one year but within five years	1,332	1,249	—	(83)
After five years but within ten years	4,104	3,582	—	(522)
	6,901	6,296	—	(605)
Corporate debt securities
Within one year	2,000	1,938	—	(62)
After one year but within five years	2,500	2,500	—	—
After five years but within ten years	13,000	11,721	—	(1,279)
	17,500	16,159	—	(1,341)
Mortgage-backed securities	27,738	26,494	—	(1,244)
Total debt securities available for sale	$65,139	$61,460	$—	$(3,679)

(Dollars in thousands)	September 30, 2025
			Gross	Gross
	Amortized	Fair	Unrecognized	Unrecognized
Debt Securities Held to Maturity	Cost	Value	Gains	Losses
Obligations of U.S. Government sponsored enterprises
After one year but within five years	$31,224	$31,702	$478	$—
	31,224	31,702	478	—
Mortgage-backed securities	153,333	149,890	1,743	(5,186)
Total debt securities held for sale	$184,557	$181,592	$2,221	$(5,186)

(Dollars in thousands)	December 31, 2024
			Gross	Gross
	Amortized	Fair	Unrealized	Unrealized
Debt Securities Available for Sale	Cost	Value	Gains	Losses
Obligations of U.S. Government sponsored enterprises
Within one year	$2,500	$2,495	$—	$(5)
After one year but within five years	13,000	12,081	—	(919)
	15,500	14,576	—	(924)
Obligations of state and political subdivisions
After one year but within five years	2,780	2,643	—	(137)
After five years but within ten years	4,107	3,390	—	(717)
	6,887	6,033	—	(854)
Corporate debt securities
After one year but within five years	4,542	4,286	—	(256)
After five years but within ten years	13,000	11,072	—	(1,928)
	17,542	15,358	—	(2,184)
Mortgage-backed securities	30,939	28,656	—	(2,283)
Total debt securities available for sale	$70,868	$64,623	$—	$(6,245)

(Dollars in thousands)	December 31, 2024
			Gross	Gross
	Amortized	Fair	Unrecognized	Unrecognized
Debt Securities Held to Maturity	Cost	Value	Gains	Losses
Obligations of U.S. Government sponsored enterprises
After one year but within five years	$25,389	$25,263	$—	$(126)
After five years but within ten years	5,090	5,059	—	(31)
	30,479	30,322	—	(157)
Mortgage-backed securities	161,148	152,451	—	(8,697)
Total debt securities held for sale	$191,627	$182,773	$—	$(8,854)

Certain obligations of the U.S. Government and state and political subdivisions as well as mortgage-backed securities are pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law. The carrying value of the pledged assets was $176.3 million and $171.5 million on September 30, 2025 and December 31, 2024, respectively.

In addition to cash received from the scheduled maturities of investment securities, some debt securities available for sale are sold or called at current market values during normal operations. There were no sales of debt securities in the three or nine month periods ended September 30, 2025 or September 30, 2024.

The following tables summarize debt securities available for sale with unrealized and unrecognized losses at September 30, 2025 and December 31, 2024, aggregated by category and length of time in a continuous unrealized loss position.

	Unrealized Losses at September 30, 2025
	Less Than 12 Months			12 Months or More			Total
(Dollars in thousands)	Number			Number			Number
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Securities available for sale
Obligations of U.S. Government sponsored enterprises	—	$—	$—	2	$12,511	$(489)	2	$12,511	$(489)
Obligations of state and political subdivisions	—	—	—	6	4,831	(605)	6	4,831	(605)
Corporate debt securities	—	—	—	8	13,659	(1,341)	8	13,659	(1,341)
Mortgage-backed securities	—	—	—	33	26,494	(1,244)	33	26,494	(1,244)
Total temporarily impaired securities available for sale	—	$—	$—	49	$57,495	$(3,679)	49	$57,495	$(3,679)

	Unrealized Losses at December 31, 2024
	Less Than 12 Months			12 Months or More			Total
(Dollars in thousands)	Number			Number			Number
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Securities available for sale
Obligations of U.S. Government sponsored enterprises	—	$—	$—	3	$14,576	$(924)	3	$14,576	$(924)
Obligations of state and political subdivisions	—	—	—	7	6,033	(854)	7	6,033	(854)
Corporate debt securities	—	—	—	9	15,358	(2,184)	9	15,358	(2,184)
Mortgage-backed securities	—	—	—	33	28,656	(2,283)	33	28,656	(2,283)
Total temporarily impaired securities available for sale	—	$—	$—	52	$64,623	$(6,245)	52	$64,623	$(6,245)

At September 30, 2025, two obligations of U.S. Government sponsored enterprises, six obligations of state and political subdivisions, eight corporate debt securities, and thirty-three mortgage-backed securities available for sale had unrealized losses, all of which have been in a continuous loss position for twelve months or more. The mortgage-backed securities in the Company’s portfolio are government sponsored enterprise (“GSE”) pass-through instruments issued by the Federal National Mortgage Association (“FNMA”) or Federal Home Loan Mortgage Corporation (“FHLMC”), which guarantees the timely payment of principal on these investments.

Under ASC 326, the concept of other-than-temporarily impaired securities was replaced with the allowance for credit losses. Unlike held to maturity debt securities, when establishing the allowance for credit losses, available for sale securities are evaluated on an individual level and pooling of securities is not allowed.

For debt securities available for sale in an unrealized loss position, the Company first assesses whether it intends to sell, or if it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For debt securities available for sale that do not meet the criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists, and an allowance for credit losses is recorded for the credit loss, limited to the amount by which the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.

Changes in the allowance for credit losses are recorded as credit loss expense (or reversal). Losses are charged against the allowance when management believes the uncollectibility of an available for sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met. As of September 30, 2025, management determined that an immaterial credit loss existed because the decline in fair value of the debt securities available for sale was mostly attributable to changes in interest rates and other market conditions, rather than erosion of issuer credit quality and, as a result, timely payment of contractual cash flows, including principal and interest, has continued and is not considered to be at risk. Therefore, the Company did not record an allowance for credit losses for these securities as of September 30, 2025 or December 31, 2024.

Credit Quality Indicators

All the Company’s held to maturity debt securities are issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities are either explicitly or implicitly guaranteed by the U.S. government, except for the Federal Farm Credit Bank securities, but all are highly rated by major rating agencies and have a long history of no credit losses.

The Company monitors the credit quality of held to maturity debt securities using credit ratings. The credit ratings are sourced from nationally recognized rating agencies. All held to maturity debt securities were current in their payment of principal and interest as of September 30, 2025 and December 31, 2024.

The following tables summarize the amortized cost of held to maturity debt securities aggregated by credit quality indicator based on the latest information available at September 30, 2025 and December 31, 2024.

(Dollars in thousands)

September 30, 2025	AAA	Total
Securities held to maturity
Obligations of U.S. Government sponsored enterprises	$31,224	$31,224
Mortgage-backed securities	153,333	153,333
Total	$184,557	$184,557

(Dollars in thousands)

December 31, 2024	AAA	Total
Securities held to maturity
Obligations of U.S. Government sponsored enterprises	$30,479	$30,479
Mortgage-backed securities	161,148	161,148
Total	$191,627	$191,627

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

Management estimates the allowance balance using relevant available information, from internal and external sources related to past events, current conditions and reasonable and supportable forecasts of certain macro-economic variables. Historical credit loss experience provides the primary basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, lending personnel, delinquency trends, credit concentrations, loan review results and changes in collateral values, as well as the impact of changes in the regulatory and business environment or other relevant factors.

The Company utilizes the Discounted Cash Flow (“DCF”) method to analyze the loan segments as it allows for the effective incorporation of a reasonable and supportable forecast in a directionally consistent and objective manner. The DCF model has two key components: a loss driver analysis and a cash flow analysis. The contractual cash flow is adjusted for probability of default/loss given defaults (“PD/LGD”) and prepayment speed to establish a reserve level. The prepayment and curtailment studies are updated quarterly by a third-party for each applicable pool of loans. The Company estimates losses over a four quarter forecast period using Federal Open Market Committee (“FOMC”) estimates for real GDP and unemployment rate. Based on the final values in the forecast, management has elected to revert to historical loss experience over the prior four quarters. The economic factors considered as part of the ACL were selected after a rigorous regression analysis and model selection process. Additionally, the Company uses reasonable credit risk assumptions based on an annual report produced by Moody’s for the obligations of states and political subdivisions segment.

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

ASC 326 requires the Company to establish a liability for anticipated credit losses for unfunded commitments. To accomplish this, the Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit unless that obligation is unconditionally cancellable by the Company. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. At September 30, 2025, the Company had $80.0 million in unfunded commitments and $380,000 in anticipated credit losses in the reserve for unfunded lending commitments. At December 31, 2024, the Company had $58.6 million in unfunded commitments and $312,000 in anticipated credit losses in the reserve for unfunded lending commitments. The reserve for unfunded commitments is recorded in other liabilities on the Consolidated Statements of Financial Condition as opposed to in the ACL. Provisions to the reserve for unfunded lending commitments are recorded as other noninterest expense on the Consolidated Statements of Income.

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

Loan Portfolio Classification

The following table presents the loan portfolio by class at September 30, 2025 and December 31, 2024.

(Dollars in thousands)
	September 30, 2025	December 31, 2024
Commercial, financial and agricultural	$76,839	$68,234
Real estate - commercial	266,095	247,582
Real estate - construction:
1-4 family residential construction	160	1,172
Other construction loans	47,534	36,655
Real estate - mortgage	168,045	162,771
Obligations of states and political subdivisions	15,873	13,850
Personal	3,176	3,605
Total	$577,722	$533,869

The following tables disclose allowance for credit loss activity by loan class for the three and nine months ended September 30, 2025 and September 30, 2024.

			Real estate-		Obligations
	Commercial,		construction	Real estate-	of states
(Dollars in thousands)	financial and	Real estate-	1-4 family	construction	and political	Real estate-
	agricultural	commercial	residential	other	subdivisions	mortgage	Personal	Total
Three Months Ended
September 30, 2025
Allowance for credit losses:
Beginning balance	$1,149	$3,118	$12	$996	$20	$1,285	$42	$6,622
Provision for credit losses	33	22	(8)	190	1	(10)	(12)	216
Loans charged off	—	—	—	—	—	—	(6)	(6)
Recoveries collected	—	—	—	—	—	—	2	2
Total ending allowance balance	$1,182	$3,140	$4	$1,186	$21	$1,275	$26	$6,834
Nine Months Ended
September 30, 2025
Allowance for credit losses:
Beginning balance	$994	$3,010	$32	$821	$24	$1,258	$44	$6,183
Provision for credit losses	188	130	(28)	365	(3)	17	—	669
Loans charged off	—	—	—	—	—	(4)	(24)	(28)
Recoveries collected	—	—	—	—	—	4	6	10
Total ending allowance balance	$1,182	$3,140	$4	$1,186	$21	$1,275	$26	$6,834

			Real estate-		Obligations
	Commercial,		construction	Real estate-	of states
(Dollars in thousands)	financial and	Real estate-	1-4 family	construction	and political	Real estate-
	agricultural	commercial	residential	other	subdivisions	mortgage	Personal	Total
Three Months Ended
September 30, 2024
Allowance for credit losses:
Beginning balance	$760	$3,101	$56	$747	$41	$1,141	$53	$5,899
Provision for credit losses	189	(215)	(20)	334	(16)	(40)	—	232
Loans charged off	—	—	—	—	—	—	(11)	(11)
Recoveries collected	—	—	—	—	—	1	3	4
Total ending allowance balance	$949	$2,886	$36	$1,081	$25	$1,102	$45	$6,124
Nine Months Ended
September 30, 2024
Allowance for credit losses:
Beginning balance	$740	$2,799	$104	$778	$39	$1,157	$60	$5,677
Provision for credit losses	209	87	(68)	303	(14)	(58)	12	471
Loans charged off	—	—	—	—	—	—	(33)	(33)
Recoveries collected	—	—	—	—	—	3	6	9
Total ending allowance balance	$949	$2,886	$36	$1,081	$25	$1,102	$45	$6,124

There was $60,000 in consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process as of September 30, 2025 and there were $33,000 of such loans as of December 31, 2024. Charge-offs occur when a confirmed loss is identified. Professional appraisals of collateral, discounted for expected selling costs, appraisal age, economic conditions and other known factors, are used to determine the charge-off amount.

Under ASC 326, loans that do not share risk characteristics are not evaluated collectively and are instead individually evaluated. When management determines foreclosure is probable, expected credit losses are based on the fair value of the collateral, adjusted for selling costs as appropriate.

The following tables present the amortized cost basis of collateral-dependent loans by class of loans and collateral type as of September 30, 2025 and December 31, 2024.

(Dollars in thousands)

As of September 30, 2025	Real Estate
Real estate - commercial	$135
Real estate - mortgage	264
Total	$399

(Dollars in thousands)

As of December 31, 2024	Real Estate
Real estate - commercial	$135
Real estate - mortgage	256
Total	$391

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

The following tables present the amortized cost basis of loans on nonaccrual status, including nonaccrual status loans with no allowance, and loans past due over 89 days still accruing as of September 30, 2025 and December 31, 2024, respectively.

(Dollars in thousands)	Nonaccrual with	Nonaccrual with	Loans Past Due
	No Allowance	an Allowance	Over 89 Days
As of September 30, 2025	for Credit Loss	for Credit Loss	Still Accruing(1)
Commercial, financial and agricultural	$—	$161	$—
Real estate - commercial	135	—	—
Real estate - mortgage	264	—	—
Total	$399	$161	$—

(Dollars in thousands)	Nonaccrual with	Nonaccrual with	Loans Past Due
	No Allowance	an Allowance	Over 89 Days
As of December 31, 2024	for Credit Loss	for Credit Loss	Still Accruing(1)
Commercial, financial and agricultural	$—	$105	$—
Real estate - commercial	—	135	—
Real estate - mortgage	256	—	119
Total	$256	$240	$119
(1)	These loans are guaranteed, or well-secured, and there is an effective means of collection in process.

The Company recognized no interest income on nonaccrual loans for the nine months ended September 30, 2025 and $74,000 of interest income for the year ended December 31, 2024.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. Past due status is determined by the contractual terms of the loan. The following tables present the classes of the loan portfolio, summarized by the past due status as of September 30, 2025 and December 31, 2024, respectively.

(Dollars in thousands)			Greater
	30‑59 Days	60‑89 Days	Than 89 Days	Total Past
As of September 30, 2025	Past Due(1)	Past Due	Past Due	Due
Commercial, financial and agricultural	$4	61	92	$157
Real estate - commercial	—	130	135	265
Real estate - construction:
Other construction loans	—	214	—	214
Real estate - mortgage	253	65	62	380
Total	$257	$470	$289	$1,016

(Dollars in thousands)			Greater
	30‑59 Days	60‑89 Days	Than 89 Days	Total Past
As of December 31, 2024	Past Due(1)	Past Due	Past Due	Due
Commercial, financial and agricultural	$100	$—	$92	$192
Real estate - commercial	180	41	135	356
Real estate - mortgage	795	334	157	1,286
Personal	2	6	—	8
Total	$1,077	$381	$384	$1,842
(1)	Loans are considered past due when the borrower is in arrears on two or more monthly payments.

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

There were no loans modified to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2025 or September 30, 2024 and, as such, there were no payment defaults on loans modified to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2025 or September 30, 2024.

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

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of September 30, 2025 and December 31, 2024, respectively.

(Dollars in thousands)
		Special
As of September 30, 2025	Pass	Mention	Substandard	Doubtful	Total
Commercial, financial and agricultural	$72,063	$4,615	$28	$133	$76,839
Real estate - commercial	257,631	7,464	1,000	—	266,095
Real estate - construction:
1-4 family residential construction	160	—	—	—	160
Other construction loans	47,534	—	—	—	47,534
Real estate - mortgage	167,315	466	264	—	168,045
Obligations of states and political subdivisions	15,873	—	—	—	15,873
Personal	3,176	—	—	—	3,176
Total	$563,752	$12,545	$1,292	$133	$577,722

(Dollars in thousands)
		Special
As of December 31, 2024	Pass	Mention	Substandard	Doubtful	Total
Commercial, financial and agricultural	$62,134	$5,995	$33	$72	$68,234
Real estate - commercial	234,572	11,984	1,026	—	247,582
Real estate - construction:
1-4 family residential construction	1,172	—	—	—	1,172
Other construction loans	32,119	4,536	—	—	36,655
Real estate - mortgage	161,488	496	787	—	162,771
Obligations of states and political subdivisions	13,850	—	—	—	13,850
Personal	3,605	—	—	—	3,605
Total	$508,940	$23,011	$1,846	$72	$533,869

Based on the most recent analysis performed, the amortized cost basis by risk category of loans by class of loan and by origination year as of September 30, 2025 is as follows:

							Revolving	Revolving
(Dollars in thousands)							Loans	Loans
							Amortized	Converted
As of September 30, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
Commercial, financial and agricultural:
Risk Rating
Pass	$21,155	$6,000	$7,402	$2,633	$4,933	$1,401	$28,470	$69	$72,063
Special Mention	—	38	554	402	2,505	—	1,116	—	4,615
Substandard	—	—	—	—	—	28	—	—	28
Doubtful	—	—	61	—	—	72	—	—	133
Total commercial, financial and agricultural loans	$21,155	$6,038	$8,017	$3,035	$7,438	$1,501	$29,586	$69	$76,839

Commercial, financial and agricultural loans:
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Real estate - commercial:
Risk Rating
Pass	$23,015	$29,298	$41,593	$55,012	$32,058	$70,129	$5,715	$811	$257,631
Special Mention	—	—	—	—	—	7,265	199	—	7,464
Substandard	—	—	—	—	—	1,000	—	—	1,000
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate - commercial loans	$23,015	$29,298	$41,593	$55,012	$32,058	$78,394	$5,914	$811	$266,095

Real estate - commercial:
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Real estate - construction - 1-4 family residential:
Risk Rating
Pass	$160	$—	$—	$—	$—	$—	$—	$—	$160
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate - construction - 1-4 family residential loans	$160	$—	$—	$—	$—	$—	$—	$—	$160

Real estate - construction - 1-4 family residential:
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Real estate - construction - other:
Risk Rating
Pass	$11,664	$12,640	$2,300	$70	$368	$3,184	$11,155	$6,153	$47,534
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate - construction - other loans	$11,664	$12,640	$2,300	$70	$368	$3,184	$11,155	$6,153	$47,534

Real estate - construction - other:
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

							Revolving	Revolving
(Dollars in thousands)							Loans	Loans
							Amortized	Converted
As of September 30, 2025 (cont.)	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
Real estate - mortgage:
Risk Rating
Pass	$19,458	$19,277	$21,963	$39,511	$14,917	$44,696	$6,863	$630	$167,315
Special Mention	—	—	—	93	—	173	200	—	466
Substandard	—	—	—	—	—	264	—	—	264
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate - mortgage loans	$19,458	$19,277	$21,963	$39,604	$14,917	$45,133	$7,063	$630	$168,045

Real estate - mortgage:
Current period gross write-offs	$—	$—	$—	$—	$—	$(4)	$—	$—	$(4)

Obligations of states and political subdivisions:
Risk Rating
Pass	$3,300	$312	$221	$3,348	$1,734	$6,858	$100	$—	$15,873
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total Obligations of states and political subdivisions	$3,300	$312	$221	$3,348	$1,734	$6,858	$100	$—	$15,873

Obligations of states and political subdivisions:
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Personal:
Risk Rating
Pass	$1,203	$954	$618	$263	$56	$38	$32	$12	$3,176
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total personal loans	$1,203	$954	$618	$263	$56	$38	$32	$12	$3,176

Personal:
Current period gross write-offs	$(5)	$(2)	$—	$—	$—	$(17)	$—	$—	$(24)

The amortized cost basis by risk category of loans by class of loan and by origination year as of December 31, 2024 is as follows:

							Revolving	Revolving
(Dollars in thousands)							Loans	Loans
							Amortized	Converted
As of December 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total
Commercial, financial and agricultural:
Risk Rating
Pass	$8,837	$8,827	$3,243	$6,045	$1,866	$1,181	$31,662	$473	$62,134
Special Mention	45	697	847	3,005	—	—	1,401	—	5,995
Substandard	—	—	—	—	—	13	20	—	33
Doubtful	—	—	—	—	—	72	—	—	72
Total commercial, financial and agricultural loans	$8,882	$9,524	$4,090	$9,050	$1,866	$1,266	$33,083	$473	$68,234

Commercial, financial and agricultural loans:
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Real estate - commercial:
Risk Rating
Pass	$35,515	$42,566	$45,170	$30,571	$12,222	$59,135	$8,589	$804	$234,572
Special Mention	—	—	—	—	8,165	3,620	199	—	11,984
Substandard	—	—	—	—	134	892	—	—	1,026
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate - commercial loans	$35,515	$42,566	$45,170	$30,571	$20,521	$63,647	$8,788	$804	$247,582

Real estate - commercial:
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Real estate - construction - 1-4 family residential:
Risk Rating
Pass	$1,172	$—	$—	$—	$—	$—	$—	$—	$1,172
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate - construction - 1-4 family residential loans	$1,172	$—	$—	$—	$—	$—	$—	$—	$1,172

Real estate - construction - 1-4 family residential:
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Real estate - construction - other:
Risk Rating
Pass	$10,405	$9,241	$103	$3,392	$187	$3,036	$4,963	$792	$32,119
Special Mention	—	—	—	—	4,536	—	—	—	4,536
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate - construction - other loans	$10,405	$9,241	$103	$3,392	$4,723	$3,036	$4,963	$792	$36,655

Real estate - construction - other:
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

							Revolving	Revolving
(Dollars in thousands)							Loans	Loans
							Amortized	Converted
As of December 31, 2024 (cont.)	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total
Real estate - mortgage:
Risk Rating
Pass	$19,193	$23,800	$42,675	$16,802	$12,836	$38,894	$6,767	$521	$161,488
Special Mention	—	—	100	—	—	196	200	—	496
Substandard	—	—	—	—	—	787	—	—	787
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate - mortgage loans	$19,193	$23,800	$42,775	$16,802	$12,836	$39,877	$6,967	$521	$162,771

Real estate - mortgage:
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Obligations of states and political subdivisions:
Risk Rating
Pass	$340	$283	$3,613	$2,000	$4,587	$2,928	$99	$—	$13,850
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total Obligations of states and political subdivisions	$340	$283	$3,613	$2,000	$4,587	$2,928	$99	$—	$13,850

Obligations of states and political subdivisions:
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Personal:
Risk Rating
Pass	$1,573	$1,227	$492	$149	$7	$79	$56	$22	$3,605
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total personal loans	$1,573	$1,227	$492	$149	$7	$79	$56	$22	$3,605

Personal:
Current period gross write-offs	$—	$—	$(2)	$—	$—	$(35)	$(3)	$—	$(40)

7. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

On September 8, 2006, the Company acquired a branch office in Richfield, PA. Goodwill associated with this transaction is carried at $2.0 million. On November 30, 2015, the Company acquired FNBPA Bancorp, Inc. and, as a result, the Company carries goodwill of $3.4 million relating to the acquisition. On April 30, 2018, the Company acquired the remainder of the outstanding common stock of Liverpool Community Bank and, as a result, the Company carries goodwill of $3.6 million relating to the acquisition. On May 12, 2023, the Company acquired a branch office (“Path Valley”) in Spring Run, Pennsylvania. Goodwill associated with this transaction is carried at $765,000. Total goodwill at both September 30, 2025 and December 31, 2024 was $9.8 million.

Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized; however, they are tested for impairment at least annually as of December 31, or more frequently if events and circumstances exists that indicate that a goodwill impairment test should be performed. Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. There was no goodwill impairment during the nine months ended September 30, 2025 or September 30, 2024.

Intangible Assets

On November 30, 2015, a core deposit intangible in the amount of $303,000 associated with the FNBPA Bancorp, Inc. acquisition was recorded and is being amortized over a ten-year period using a sum of the years’ digits basis. Amortization expense recognized for the intangible related to the FNBPA acquisition for the three and nine months ended September 30, 2025 was $1,000 and $3,000, respectively, and for the three and nine months ended September 30, 2024 was $3,000 and $8,000, respectively.

On April 30, 2018, a core deposit intangible in the amount of $289,000 associated with the Liverpool Community Bank acquisition was recorded and is being amortized over a ten-year period using a sum of the years’ digit basis. Amortization expense recognized for the intangible related to the Liverpool Community Bank acquisition for the three and nine months ended September 30, 2025 was $4,000 and $13,000, respectively, and for the three and nine months ended September 30, 2024 was $6,000 and $17,000, respectively.

On May 12, 2023, a core deposit intangible in the amount of $303,000 associated with the Path Valley branch acquisition was recorded and is being amortized over a ten-year period using a sum of the years’ digit basis. Amortization expense recognized for the intangible related to the Path Valley branch acquisition for the three and nine months ended September 30, 2025 was $11,000 and $35,000, respectively, and for the three and nine months ended September 30, 2024 was $13,000 and $39,000, respectively.

The following table shows the amortization schedule for each of the intangible assets recorded.

(Dollars in thousands)	Path Valley	FNBPA	LCB
	Acquisition	Acquisition	Acquisition
	Core	Core	Core
	Deposit	Deposit	Deposit
	Intangible	Intangible	Intangible
Beginning Balance at Acquisition Date	$303	$303	$289
Amortization expense recorded prior to January 1, 2024	37	287	228
Amortization expense recorded in the twelve months
ended December 31, 2024	51	11	23
Unamortized balance as of December 31, 2024	215	5	38
Amortization expense recorded in the
nine months ended September 30, 2025	35	3	13
Unamortized balance as of September 30, 2025	$180	$2	$25

Scheduled remaining amortization expense for years ended:
December 31, 2025	$11	$2	$4
December 31, 2026	40	—	12
December 31, 2027	35	—	7
December 31, 2028	30	—	2
December 31, 2029	24	—	—
Thereafter	40	—	—

8. DEPOSITS

At September 30, 2025 and December 31, 2024, time deposits that met or exceeded the FDIC insurance limit of $250,000 were $42.4 million and $41.7 million, respectively.

9. BORROWINGS

Borrowings consisted of the following as of September 30, 2025 and December 31, 2024:

(Dollars in thousands)	September 30,	December 31,
	2025	2024
Securities sold under agreements to repurchase	$13,644	$14,342
Overnight advances with FHLB	29,100	27,900
Long-term debt with FHLB	—	5,000
Total borrowings	$42,744	$47,242

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

The maximum number of shares of common stock that may be issued under the Plan is 300,000 shares, and 190,005 shares remained available for grant as of September 30, 2025. Shares of common stock issued under the Plan may be treasury shares or authorized but unissued shares. Forfeited awards are returned to the pool of shares available for grant for future awards.

Through the nine months ended September 30, 2025, 13,625 restricted shares were awarded to certain officers and all directors. Each of the awards vest after three-years, with no interim vesting. As of September 30, 2025, there was $220,000 of unrecognized compensation cost related to all non-vested restricted stock awards. This cost is expected to be recognized over the vesting period through February 2028.

Compensation expense for stock options granted and restricted stock awarded is measured using the fair value of the award on the grant date and is recognized over the vesting period. The Company recognized stock-based compensation expense for the three and nine months ended September 30, 2025 of $40,000 and $115,000, respectively, and for the three and nine months ended September 30, 2024 of $36,000 and $106,000, respectively.

The following table presents a summary of the status of the Company’s non-vested restricted stock awards as of September 30, 2025. Changes during the period then ended are presented further below:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested at January 1, 2025	28,809	$14.85
Vested	(8,054)	15.90
Forfeited	(330)	14.13
Granted	13,625	13.23
Non-vested at September 30, 2025	34,050	$13.96

No stock options were awarded during the nine months ended September 30, 2025. All previously granted stock options have vested, and all remaining options previously granted under the Plans expired on February 17, 2025.

As of September 30, 2025, there was no unrecognized compensation cost related to options granted under the Plan, and no options were exercised under the Plan during the period.

A summary of the status of the outstanding stock options as of September 30, 2025, and changes during the period then ended, is presented below:

2025
Weighted
Average
Exercise
	Shares	Price
Outstanding at beginning of year	22,700	$17.80
Granted	—	—
Exercised	—	—
Cancelled/Forfeited	—	—
Expired	(22,700)	17.80
Outstanding at September 30, 2025	—	$—

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan under which employees, through payroll deductions, may purchase shares of Company stock annually. The option price of the stock purchases is between 95% and 100% of the fair market value of the stock on the offering termination date as determined annually by the Board of Directors. The maximum number of shares which employees may purchase under the Plan is 250,000; however, the annual issuance of shares may not exceed 5,000 shares plus any unissued shares from prior offerings. There were 2,402 shares issued from treasury under this plan during the nine months ended September 30, 2025 and 2,866 shares issued from treasury under this plan during the nine months ended September 30, 2024. As of September 30, 2025, there were 147,152 shares reserved for issuance under the Employee Stock Purchase Plan.

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

The placement of assets or liabilities in the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

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

The following tables summarize financial assets and financial liabilities measured at fair value as of September 30, 2025 and December 31, 2024 segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value. There were no assets measured at fair value on a non-recurring basis as of September 30, 2025 or December 31, 2024.

	(Level 1)	(Level 2)	(Level 3)
	Quoted Prices in	Significant	Significant
(Dollars in thousands)	Active Markets	Other	Other
	for Identical	Observable	Unobservable
September 30, 2025	Assets	Inputs	Inputs	Total
Assets measured at fair value on a recurring basis:
Debt securities available for sale:
Obligations of U.S. Government agencies and corporations	$—	$12,511	$—	$12,511
Obligations of state and political subdivisions	—	6,296	—	6,296
Corporate debt securities	—	8,629	7,530	16,159
Mortgage-backed securities	—	26,494	—	26,494
Total debt securities available for sale	$—	$53,930	$7,530	$61,460
Equity securities	$1,218	$—	$—	$1,218
Mortgage servicing rights	$—	$—	$62	$62
Derivatives	$—	$179	$—	$179
Liabilities measured at fair value on a recurring basis:
Derivatives	$—	$206	$—	$206

	(Level 1)	(Level 2)	(Level 3)
	Quoted Prices in	Significant	Significant
(Dollars in thousands)	Active Markets	Other	Other
	for Identical	Observable	Unobservable
December 31, 2024	Assets	Inputs	Inputs	Total
Assets measured at fair value on a recurring basis:
Debt securities available for sale:
Obligations of U.S. Government agencies and corporations	$—	$14,576	$—	$14,576
Obligations of state and political subdivisions	—	6,033	—	6,033
Corporate debt securities	—	8,403	6,955	15,358
Mortgage-backed securities	—	28,656	—	28,656
Total debt securities available for sale	$—	$57,668	$6,955	$64,623
Equity securities	$1,189	$—	$—	$1,189
Mortgage servicing rights	$—	$—	$69	$69
Derivatives	$—	$20	$—	$20
Liabilities measured at fair value on a recurring basis:
Derivatives	$—	$44	$—	$44

The table below presents a reconciliation of the beginning and ending balances of investment securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine month periods ended September 30, 2025 and 2024.

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30,		September 30,
	2025	2024	2025	2024
Investment Securities:
Beginning balance	$7,295	$6,543	$6,955	$6,153
Total gain included in OCI	235	255	575	645
Purchases	—	—	—	—
Principal payments and other	—	—	—	—
Sales	—	—	—	—
Balance, end of period	$7,530	$6,798	$7,530	$6,798

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

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

	Financial Instruments
(Dollars in thousands)	September 30, 2025		December 31, 2024
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and due from banks	$5,585	$5,585	$5,064	$5,064
Interest bearing deposits with banks	4,893	4,893	5,934	5,934
Debt securities available for sale	61,460	61,460	64,623	64,623
Debt securities held to maturity	184,557	181,592	191,627	182,773
Loans, net of allowance for credit losses	570,888	553,761	527,686	511,826
Derivatives	179	179	20	20
Accrued interest receivable	2,524	2,524	2,251	2,251

Financial liabilities:
Time deposits	$221,005	$220,539	$213,352	$212,152
Securities sold under agreements to repurchase	13,644	N/A	14,342	N/A
Short-term borrowings	29,100	29,100	27,900	27,900
Long-term debt	—	—	5,000	5,000
Derivatives	206	206	44	44
Other interest bearing liabilities	713	712	830	829
Accrued interest payable	850	850	876	876

Off-balance sheet financial instruments:
Commitments to extend credit	$—	$—	$—	$—
Letters of credit	—	—	—	—

The following tables present the carrying amount, fair value and placement in the fair value hierarchy of the Company’s financial instruments not previously disclosed as of September 30, 2025 and December 31, 2024. The tables exclude financial instruments for which the carrying amount approximates fair value.

			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices in	Significant	Significant
(Dollars in thousands)			Active Markets	Other	Other
	Carrying		for Identical	Observable	Unobservable
	Amount	Fair Value	Assets or Liabilities	Inputs	Inputs
September 30, 2025
Financial instruments – Assets
Debt securities held to maturity	$184,557	$181,592	$—	$181,592	$—
Loans, net of allowance for credit losses	570,888	553,761	—	—	553,761
Financial instruments – Liabilities
Time deposits	$221,005	$220,539	$—	$220,539	$—
Short-term borrowings	29,100	29,100	—	29,100	—
Other interest bearing liabilities	713	712	—	712	—

			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices in	Significant	Significant
(Dollars in thousands)			Active Markets	Other	Other
	Carrying		for Identical	Observable	Unobservable
	Amount	Fair Value	Assets or Liabilities	Inputs	Inputs
December 31, 2024
Financial instruments – Assets
Debt securities held to maturity	$191,627	$182,773	$—	$182,773	$—
Loans, net of allowance for credit losses	527,686	511,826	—	—	511,826
Financial instruments – Liabilities
Time deposits	$213,352	$212,152	$—	$212,152	$—
Short-term borrowings	27,900	27,900	—	27,900	—
Long-term debt	5,000	5,000	—	5,000	—
Other interest bearing liabilities	830	829	—	829	—

12. COMMITMENTS, CONTINGENT LIABILITIES AND GUARANTEES

In the ordinary course of business, the Company makes commitments to extend credit to its customers through letters of credit, loan commitments and lines of credit. At September 30, 2025, the Company had $145.4 million outstanding in loan commitments and other unused lines of credit extended to its customers as compared to $145.0 million at December 31, 2024.

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its letters of credit. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third-party. Generally, financial and performance letters of credit have expiration dates within one year of issuance, while commercial letters of credit have longer term commitments. The credit risk involved in issuing letters of credit is essentially the same as the risks that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. The Company had outstanding $3.9 million and $4.2 million of financial and performance letters of credit commitments as of September 30, 2025 and December 31, 2024, respectively. Commercial letters of credit as of September 30, 2025 and December 31, 2024 totaled $9.7 million and $10.9 million, respectively. Management believes the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential number of future payments required under the corresponding letters of credit. The amount of the liability as of September 30, 2025 for payments under letters of credit issued was not material. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk.

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

13. DERIVATIVES

The Company may use derivative financial instruments as part of its asset liability management strategy to help manage its interest rate risk position and to meet the needs of customers.

Derivatives Designated as Hedging Instruments

The Company had no derivatives designated as cash flow hedges as of September 30, 2025 and December 31, 2024.

Derivatives Not Designated as Hedging Instruments

Juniata entered into risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which Juniata is a participant. The risk participation agreements provide credit protection to the financial institution should the borrower fail to perform on its interest rate derivative contract with the financial institution. These risk participation agreements are recorded within other liabilities on the Consolidated Statements of Financial Condition at their estimated fair value. At September 30, 2025 and December 31, 2024, the estimated fair value of the risk participation agreements was $27,000 and $24,000, respectively. Changes to the fair value of the risk participation agreements are included in fees derived from loan activity in the Consolidated Statements of Income. Changes to the fair value of the risk participation agreements resulted in income of $4,000 and an expense of $2,000 for the three and nine months ended September 30, 2025, respectively, and an expense of $12,000 and income of $9,000 for the three and nine months ended September 30, 2024, respectively.

Juniata acts as an interest rate swap counterparty for commercial borrowers, which are accounted for at fair value. Juniata manages its exposure to such interest rate swaps by entering corresponding and offsetting interest rate swaps with a third party that mirrors the terms of the swap with the commercial borrower. This position, referred to as a “back-to-back swap”, directly offsets itself, and Juniata’s exposure is the fair value of the derivative due to changes in credit risk of the commercial borrower and third party. Back-to-back swaps are recorded within other assets and other liabilities on the Consolidated Statements of Financial Condition at the estimated fair value. At September 30, 2025 and December 31, 2024, the estimated fair value of the back-to-back swaps was $179,000 and $20,000, respectively. Fee income recorded upon the execution of a back-to-back swap contract is recorded in fees derived from loan activity in the Consolidated Statements of Income. Fee income of $20,000 was recorded for the nine months ended September 30, 2025, while no fee income was recorded for the three months ended September 30, 2025. Fee income of $21,000 and $41,000 was recorded for the three and nine months ended September 30, 2024, respectively.

14. SEGMENT INFORMATION

The Company’s reportable segment is determined by the Chief Financial Officer, who is the designated chief operation decision maker (“CODM”), based upon information provided about the Company’s products and services offered, primarily banking operations. The segment is also distinguished by the level of information provided to the CODM, who uses such information to review performance of various components of the business (such as branches), which are then aggregated if operating performance, products/services and customers are similar. The CODM evaluates the financial performance of the Company’s business components such as revenue streams, significant expenses and budget to actual results in assessing the Company’s segment and in determining the allocation of resources. The CODM uses revenue streams to evaluate product pricing and significant expenses to assess performance and evaluate return on assets. The CODM uses consolidated net income to benchmark the Company against its competitors. The benchmarking analysis coupled with monitoring of budget to actual results are used in assessment performance and in establishing compensation. Loans, investments and deposits provide revenues in the banking operations. Interest expense, provisions for credit losses and employee benefits and compensation provide the significant expenses in the banking operations. All operations are domestic. Accounting policies for segments are the same as those described in Note 2 in the December 31, 2024 Form 10-K. Segment performance is evaluated using consolidated net income.

Information reported internally for performance assessment by the CODM follows, inclusive of reconciliations of significant segment totals to the financial statements:

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Banking Segment	2025	2024	2025	2024

Interest Income	$9,996	$9,454	$28,723	$27,770

Reconciliation of revenue
Other revenues	1,517	1,445	4,340	4,220
Total Consolidated revenues	$11,513	$10,899	$33,063	$31,990

Less:
Interest expense	3,440	3,659	10,168	10,656
Segment net interest income and noninterest income	$8,073	$7,240	$22,895	$21,334

Less:
Provision for credit losses	216	232	669	471
Employee compensation and benefits expense	3,053	2,804	8,174	8,422
Other segment items*	2,391	2,297	7,020	6,936
Income tax expense	357	270	1,057	767
Segment net income/consolidated net income	$2,056	$1,637	$5,975	$4,738

Reconciliation of assets
Total assets for reportable segments	880,467	857,956	880,467	857,956
Total consolidated assets	$880,467	$857,956	$880,467	$857,956

*Other segment items include expenses for professional services, technology, occupancy and overhead.

15. SUBSEQUENT EVENTS

On October 21, 2025, the Board of Directors declared a cash dividend of $0.22 per share to shareholders of record on November 17, 2025, payable on December 1, 2025.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements:

The information contained in this Quarterly Report on Form 10-Q contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder). These forward-looking statements may include projections of, or guidance on, the Company’s future financial performance, expected levels of future expenses, including future credit losses, anticipated growth strategies, descriptions of new business initiatives and anticipated trends in the Company’s business or financial results. When words such as "may”, "should”, "will”, "could”, "estimates”, "predicts”, "potential”, “possible”, "continue”, "anticipates”, "believes”, "plans”, "expects”, "future”, "intends”, “projects”, the negative of these terms and other comparable terminology are used in this report, Juniata is making forward-looking statements. Any forward-looking statement made by the Company in this document is based only on Juniata’s current expectations, estimates and projections about future events and financial trends affecting the financial condition of its business based on information currently available to the Company and speaks only as of the date when made. Juniata undertakes no obligation to publicly update or revise forward-looking information, whether as a result of new or updated information, future events, or otherwise. Forward-looking statements are not historical facts or guarantees of future performance. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of the Company’s control. Actual results may differ materially from this forward-looking information and therefore, should not be unduly relied upon.  Many factors could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements, including, but not limited to: (i) the factors set forth in the sections of Juniata’s Annual Report on Form 10-K for the year ended December 31, 2024, titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and factors set forth in other current and periodic reports which Juniata has filed or will file with the Securities and Exchange Commission, and (ii) the following factors:

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

General:

The following discussion relates to the consolidated financial condition of the Company as of September 30, 2025, compared to December 31, 2024, and the consolidated results of operations for the three and nine months ended September 30, 2025, compared to the same periods in 2024. This discussion should be read in conjunction with the interim consolidated financial statements and related notes included herein.

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

Financial Condition:

Total assets as of September 30, 2025 were $880.5 million, an increase of $31.6 million, or 3.7%, compared to total assets of $848.9 million at December 31, 2024. Total loans increased by $43.9 million, or 8.2%, as of September 30, 2025 compared to year-end 2024 mainly due to increases in real estate – commercial and other construction loans. The increase was partially offset by a $10.2 million, or 4.0%, decrease in debt securities as of September 30, 2025 compared to December 31, 2024, as cash flows were used for funding needs rather than being reinvested into the investment portfolio. Total deposits increased by $27.6 million, or 3.7%, as of September 30, 2025 compared to December 31, 2024 due to increases in all deposit account types. Long-term debt decreased by $5.0 million, or 100.0%, as of September 30, 2025 compared to year-end 2024 due to the maturity of the remaining FHLB long-term advance in June 2025. Total capital increased $7.5 million, or 15.9%, as of September 30, 2025 due to an increase in undivided profits and a decline in other comprehensive losses compared to year-end 2024.

The table below illustrates the changes in deposit volumes by type of deposit as of September 30, 2025 compared to December 31, 2024.

(Dollars in thousands)	September 30,	December 31,	Change
	2025	2024	$	%
Deposits:
Demand, non-interest bearing	$207,419	$196,801	$10,618	5.4%
Interest bearing demand and money market	212,577	208,901	3,676	1.8
Savings	134,577	128,903	5,674	4.4
Time deposits, $250,000 and more	42,430	41,686	744	1.8
Other time deposits	178,575	171,666	6,909	4.0
Total deposits	$775,578	$747,957	$27,621	3.7%

The following table shows the change in loan balances by loan class between December 31, 2024 and September 30, 2025.

(Dollars in thousands)	September 30,	December 31,	Change
	2025	2024	$	%
Loans:
Commercial, financial and agricultural	$76,839	$68,234	$8,605	12.6%
Real estate – commercial	266,095	247,582	18,513	7.5
Real estate – construction:
1-4 family residential construction	160	1,172	(1,012)	(86.3)
Other construction loans	47,534	36,655	10,879	29.7
Real estate – mortgage	168,045	162,771	5,274	3.2
Obligations of states and political subdivisions	15,873	13,850	2,023	14.6
Personal	3,176	3,605	(429)	(11.9)
Total loans	$577,722	$533,869	$43,853	8.2%

A summary of the activity in the allowance for credit losses for the nine month periods ended September 30, 2025 and 2024, respectively, is presented below.

(Dollars in thousands)	Nine months ended September 30,
	2025	2024
January 1, beginning balance	$6,183	$5,677
Loans charged off	(28)	(33)
Recoveries of loans previously charged off	10	9
Net charge-offs	(18)	(24)
Provision for credit losses	669	471
Balance of allowance – end of period	$6,834	$6,124

Ratio of net charge-offs (recoveries) during period to average loans outstanding	0.00%	0.00%

As of September 30, 2025, there were $12.5 million of loans classified as special mention compared to $23.0 million at December 31, 2024, $1.3 million of loans classified as substandard at September 30, 2025 compared to $1.8 million at December 31, 2024, and $133,000 of loans classified as doubtful at September 30, 2025 compared to $72,000 at December 31, 2024. The decrease in special mention loans between periods was primarily due to the upgrade of two commercial relationships, while the increase in doubtful loans was due to the downgrade of a non-accrual loan guaranteed by the Small Business Administration.

Management believes the allowance for credit losses carried was adequate to cover forecasted expected credit losses as of September 30, 2025. Management also believes the Company has sufficient liquidity and capital to absorb losses that may occur but continues to closely monitor the financial strength of borrowers and their ability to comply with repayment terms.

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

The following table summarizes the Bank’s non-performing loans on September 30, 2025 compared to December 31, 2024.

(Dollars in thousands)	September 30, 2025	December 31, 2024
Non-performing loans
Non-accrual loans	$560	$496
Accruing loans past due 90 days or more	—	119
Total	$560	$615

Loans outstanding	$577,722	$533,869

Ratio of non-performing loans to loans outstanding	0.10%	0.12%
Ratio of non-accrual loans to loans outstanding	0.10%	0.09%
Allowance for credit losses to non-accrual loans	1,220.36%	1,246.57%

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

Management estimates the allowance balance using relevant available information from internal and external sources related to past events, current conditions and reasonable and supportable forecasts of certain macro-economic variables. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, lending personnel, delinquency trends, credit concentrations, loan review results, changes in collateral values, as well as the impact of changes in the regulatory and business environment or other relevant factors.

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

The Company estimates losses over a four-quarter forecast period using Federal Open Market Committee (“FOMC”) estimates for real GDP and unemployment rate. Management has elected to revert to historical loss experience over four quarters. The economic factors considered as part of the ACL were selected after a rigorous regression analysis and model selection process. Additionally, the Company uses reasonable credit risk assumptions based on an annual report produced by Moody’s for the obligations of states and political subdivisions segment.

The quantitative general allowance was $3.5 million at September 30, 2025 and $3.0 million at December 31, 2024.

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

The qualitative analysis resulted in a general reserve of $3.3 million at September 30, 2025 and $3.1 million at December 31, 2024.

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

Comparison of the Three Months Ended September 30, 2025 and 2024

Operations Overview:

Net income for the three months ended September 30, 2025 was $2.1 million, an increase of $419,000, or 25.6%, compared to the three months ended September 30, 2024. Basic and diluted earnings per share was $0.41 for the three months ended September 30, 2025, an increase of 24.2%, compared to basic and diluted earnings per share of $0.33 for the comparable 2024 period.

Annualized return on average assets for the three months ended September 30, 2025 was 0.94%, compared to the annualized return on average assets of 0.76% for the same period in 2024. For the three months ended September 30, annualized return on average equity was 15.47% in 2025 compared to 14.72% in the 2024 period.

Presented below are selected key ratios for the two periods:

	Three Months Ended
	September 30,
	2025	2024
Return on average assets (annualized)	0.94%	0.76%
Return on average equity (annualized)	15.47%	14.72%
Average equity to average assets	6.07%	5.18%
Non-interest income, as a percentage of average assets (annualized)	0.69%	0.67%
Non-interest expense, as a percentage of average assets (annualized)	2.49%	2.38%

The discussion that follows further explains changes in the components of net income when comparing the three months ended September 30, 2025 with the three months ended September 30, 2024.

Net Interest Income:

Net interest income was $6.6 million for the three months ended September 30, 2025, an increase of $761,000, or 13.1%, compared to $5.8 million for the three months ended September 30, 2024.

Average interest earning assets increased 1.4%, to $864.6 million, for the three months ended September 30, 2025 compared to the same period in 2024, due to an increase of $31.0 million, or 5.7%, in average loans, which was partially offset by a $19.1 million, or 6.2%, decrease in average investment securities. Average interest bearing liabilities increased by $4.4 million, or 0.7%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase was primarily due to an increase of $19.7 million, or 3.6%, in average interest bearing deposits, which was partially offset by a decrease of $15.3 million, or 23.4%, in average borrowings and other interest bearing liabilities for the three months ended September 30, 2025 compared to the three months ended September 30, 2024.

The yield on earning assets increased 18 basis points, to 4.59%, for the three months ended September 30, 2025 compared to same period in 2024, driven by an increase in loan yields of 12 basis points, while the cost to fund interest earning assets with interest bearing liabilities decreased 16 basis points, to 2.22%.

The net interest margin, on a fully tax equivalent basis, increased from 2.73% for the three months ended September 30, 2024 to 3.04% for the three months ended September 30, 2025.

The table below shows the net interest margin on a fully tax-equivalent basis for the three months ended September 30, 2025 and 2024.

Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended			Three Months Ended
(Dollars in thousands)	September 30, 2025			September 30, 2024			Increase (Decrease) Due To (6)
	Average		Yield/	Average		Yield/
	Balance(1)	Interest	Rate	Balance(1)	Interest	Rate	Volume	Rate	Total
ASSETS
Interest earning assets:
Loans:
Taxable loans (5)	$543,657	$8,377	6.11%	$515,785	$7,790	6.01%	$418	$169	$587
Tax-exempt loans	25,928	247	3.78	22,832	189	3.30	26	32	58
Total loans	569,585	8,624	6.01	538,617	7,979	5.89	444	201	645
Investment securities:
Taxable investment securities	283,709	1,325	1.87	302,840	1,421	1.88	(90)	(6)	(96)
Tax-exempt investment securities	5,570	30	2.15	5,574	30	2.15	—	—	—
Total investment securities	289,279	1,355	1.87	308,414	1,451	1.88	(90)	(6)	(96)

Interest bearing deposits	5,764	17	1.17	6,039	24	1.55	(1)	(6)	(7)
Federal funds sold	—	—	—	—	—	—	—	—	—
Total interest earning assets	864,628	9,996	4.59	853,070	9,454	4.41	353	189	542

Other assets (7)	10,970			5,666
Total assets	$875,598			$858,736

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing demand deposits (2)	$211,789	915	1.71	$206,157	949	1.83	$26	$(60)	$(34)
Savings deposits	132,872	17	0.05	131,780	17	0.05	—	—	—
Time deposits	220,623	1,971	3.54	207,600	1,913	3.67	119	(61)	58
Short-term and long-term borrowings and other interest bearing liabilities	50,014	537	4.26	65,335	780	4.75	(182)	(61)	(243)
Total interest bearing liabilities	615,298	3,440	2.22	610,872	3,659	2.38	(37)	(182)	(219)

Non-interest bearing liabilities:
Demand deposits	201,001			196,508
Other	6,128			6,859
Stockholders’ equity	53,171			44,497
Total liabilities and stockholders’ equity	$875,598			$858,736
Net interest income and net interest rate spread		$6,556	2.37%		$5,795	2.03%	$390	$371	$761
Net interest margin on interest earning assets (3)			3.01%			2.70%
Net interest income and net interest margin - Tax equivalent basis (4)		$6,630	3.04%		$5,853	2.73%

Notes:

1)	Average balances were calculated using a daily average.
2)	Includes interest-bearing demand and money market accounts.
3)	Net margin on interest earning assets is net interest income divided by average interest earning assets.
4)	Interest on obligations of states and municipalities is not subject to federal income tax. To make the net yield comparable on a fully taxable basis, a tax equivalent adjustment is applied against the tax-exempt income utilizing a federal tax rate of 21%.
5)	Non-accruing loans are included in the above table until they are charged off.
6)	The change in interest due to rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
7)	Includes gross unrealized gains (losses) on securities available for sale and securities transferred to held to maturity.

Provision for Credit Losses:

Juniata recorded a provision for credit losses of $216,000 for the three months ended September 30, 2025 compared to a provision for credit losses of $232,000 for the three months ended September 30, 2024.

Management regularly reviews the adequacy of the allowance for credit losses and makes assessments as to specific loan impairment, charge-off expectations, general economic conditions in the Bank’s market area, specific loan quality and other factors. See the earlier discussion in the Financial Condition section explaining the information used to determine the provision for credit losses.

Non-interest Income:

Non-interest income was $1.5 million for the three months ended September 30, 2025, an increase of $72,000, or 5.0%, compared to the three months ended September 30, 2024. Most significantly impacting the comparative three month periods was an increase of $99,000 in fees derived from loan activity primarily due to increases in title insurance commissions, as well as increases in letter of credit and guidance line fees. These increases were partially offset by a decrease of $38,000 in commissions from sales of non-deposit products in the three months ended September 30, 2025 compared to the three months ended September 30, 2024.

As a percentage of average assets, annualized non-interest income was 0.69% for the three months ended September 30, 2025 compared to 0.67% for the three months ended September 30, 2024.

Non-interest Expense:

Non-interest expense was $5.4 million for the three months ended September 30, 2025, an increase of $343,000, or 6.7%, compared to the three months ended September 30, 2024. Most significantly impacting non-interest expense in the comparative three month periods was an increase of $328,000 in employee compensation expense. Also contributing to the increase in non-interest expense between the comparative three month periods was an increase of $161,000 in other non-interest expense primarily due to an increase of $80,000 in expenses associated with the changes to the wealth management department, as well as an increase in $39,000 to the provision for unfunded commitments. Partially offsetting these increases was a decrease of $79,000 in employee benefits expense due to a decline in medical claims expense in the three months ended September 30, 2025 compared to the three months ended September 30, 2024.

As a percentage of average assets, annualized non-interest expense was 2.49% for the three months ended September 30, 2025 compared to 2.38% for the three months ended September 30, 2024.

Provision for Income Taxes:

An income tax provision of $357,000 was recorded during the three months ended September 30, 2025 compared to an income tax provision of $270,000 recorded during the three months ended September 30, 2024. The increase between three month periods was mainly due to more taxable income being recorded in the 2025 period. Juniata qualifies for a federal tax credit for an investment in a low-income housing partnerships. The tax credit was $82,000 for both the three months ended September 30, 2025 and September 30, 2024. For the three months ended September 30, 2025, the tax credit lowered the effective tax rate from 18.2% to 14.8% compared to the same period in 2024, when the tax credit lowered the effective tax rate from 18.5% to 14.2%.

Comparison of the Nine months Ended September 30, 2025 and 2024

Operations Overview:

Net income was $6.0 million for the nine months ended September 30, 2025, an increase of $1.2 million, or 26.1%, compared to the nine months ended September 30, 2024. Basic and diluted earnings per share was $1.19 for the nine months ended September 30, 2025, an increase of 25.3%, compared to basic and diluted earnings per share of $0.95 for the comparable 2024 period.

Annualized return on average assets for the nine months ended September 30, 2025 was 0.92%, compared to 0.73% for the same period in 2024. For the nine months ended September 30, annualized return on average equity was 15.65% in 2025 compared to 14.70% in 2024.

Presented below are selected key ratios for the two periods:

	Nine Months Ended
	September 30,
	2025	2024
Return on average assets (annualized)	0.92%	0.73%
Return on average equity (annualized)	15.65%	14.70%
Average equity to average assets	5.91%	4.99%
Non-interest income, as a percentage of average assets (annualized)	0.67%	0.65%
Non-interest expense, as a percentage of average assets (annualized)	2.35%	2.38%

The discussion that follows further explains changes in the components of net income when comparing the nine months ended September 30, 2025 to the nine months ended September 30, 2024.

Net Interest Income:

Net interest income was $18.6 million during the nine months ended September 30, 2025, an increase of $1.4 million, or 8.4%, compared to $17.1 million recorded during the nine months ended September 30, 2024.

Average earning assets decreased $3.8 million, or 0.4%, to $852.4 million during the nine months ended September 30, 2025 compared to the same period in 2024, due primarily to a decrease of $18.6 million, or 5.9%, in average investment securities as principal paydowns on the mortgage-backed securities portfolio were used for funding needs rather than being reinvested into the securities portfolio. This decline was partially offset by a $15.7 million, or 2.9%, increase in average loans comparing the nine month periods. Average interest bearing liabilities decreased by $7.6 million, or 1.2%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. This decrease was primarily due to a decline of $22.4 million, or 30.7%, in average borrowings and other interest bearing liabilities, which was partially offset by an increase in average time deposits of $15.1 million, or 7.4%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

The yield on earning assets increased 17 basis points, to 4.50%, for the nine months ended September 30, 2025 compared to same period in 2024 driven by an increase in loan yields of 16 basis points, while the cost to fund interest earning assets with interest bearing liabilities decreased eight basis points, to 2.23%.

The net interest margin, on a fully tax equivalent basis, increased from 2.70% during the nine months ended September 30, 2024, to 2.94% during the nine months ended September 30, 2025.

The table below shows the net interest margin on a fully tax-equivalent basis for the nine months ended September 30, 2025 and 2024.

	Nine Months Ended			Nine Months Ended
(Dollars in thousands)	September 30, 2025			September 30, 2024			Increase (Decrease) Due To (6)
	Average		Yield/	Average		Yield/
	Balance(1)	Interest	Rate	Balance(1)	Interest	Rate	Volume	Rate	Total
ASSETS
Interest earning assets:
Loans:
Taxable loans (5)	$527,894	$23,854	6.04%	$512,638	$22,648	5.90%	$675	$531	$1,206
Tax-exempt loans	24,368	663	3.64	23,937	576	3.22	11	76	87
Total loans	552,262	24,517	5.94	536,575	23,224	5.78	686	607	1,293
Investment securities:
Taxable investment securities	289,045	4,062	1.87	307,591	4,341	1.88	(262)	(17)	(279)
Tax-exempt investment securities	5,571	90	2.15	5,576	89	2.13	—	1	1
Total investment securities	294,616	4,152	1.88	313,167	4,430	1.89	(262)	(16)	(278)

Interest bearing deposits	5,568	54	1.30	6,477	116	2.38	(17)	(45)	(62)
Federal funds sold	—	—	—	—	—	—	—	—	—
Total interest earning assets	852,446	28,723	4.50	856,219	27,770	4.33	407	546	953

Other assets (7)	9,355			4,855
Total assets	$861,801			$861,074

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing demand deposits (2)	$209,320	2,675	1.71	$207,368	2,749	1.77	$26	$(100)	$(74)
Savings deposits	131,289	49	0.05	133,486	50	0.05	(1)	—	(1)
Time deposits	218,493	5,871	3.59	203,442	5,444	3.57	403	24	427
Short-term and long-term borrowings and other interest bearing liabilities	50,565	1,573	4.16	72,996	2,413	4.42	(743)	(97)	(840)
Total interest bearing liabilities	609,667	10,168	2.23	617,292	10,656	2.31	(315)	(173)	(488)

Non-interest bearing liabilities:
Demand deposits	195,494			194,061
Other	5,742			6,744
Stockholders’ equity	50,898			42,977
Total liabilities and stockholders’ equity	$861,801			$861,074
Net interest income and net interest rate spread		$18,555	2.27%		$17,114	2.02%	$722	$719	$1,441
Net interest margin on interest earning assets (3)			2.91%			2.67%
Net interest income and net interest margin - Tax equivalent basis (4)		$18,755	2.94%		$17,291	2.70%

Notes:

1)	Average balances were calculated using a daily average.
2)	Includes interest-bearing demand and money market accounts.
3)	Net margin on interest earning assets is net interest income divided by average interest earning assets.
4)	Interest on obligations of states and municipalities is not subject to federal income tax. To make the net yield comparable on a fully taxable basis, a tax equivalent adjustment is applied against the tax-exempt income utilizing a federal tax rate of 21%.
5)	Non-accruing loans are included in the above table until they are charged off.
6)	The change in interest due to rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
7)	Includes gross unrealized gains (losses) on securities available for sale.

Provision for Loan Losses:

Juniata recorded a provision for credit losses of $669,000 in the nine months ended September 30, 2025 compared to a provision for credit losses of $471,000 in the nine months ended September 30, 2024. The increase in the provision for credit losses between nine month periods was primarily the result of 8.2% loan growth as of September 30, 2025 compared to December 31, 2024, in comparison to 2.4% loan growth during the same period in 2024.

Management regularly reviews the adequacy of the allowance for loan losses and makes assessments as to specific loan impairment, charge-off expectations, general economic conditions in the Bank’s market area, specific loan quality and other factors. See the earlier discussion in the Financial Condition section explaining the information used to determine the provision.

Non-interest Income:

Non-interest income was $4.3 million for the nine months ended September 30, 2025, an increase of $120,000, or 2.8%,  compared to the nine months ended September 30, 2024. Most significantly impacting the comparative nine month periods was an increase of $100,000 in customer service fees in the 2025 period, which was partially offset by a decrease of $79,000 in commissions from sales of non-deposit products in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 due to the transition to a new wealth management business model in 2025.

As a percentage of average assets, annualized non-interest income was 0.67% in the first nine months of 2025 compared to 0.65% in the comparable 2024 period.

Non-interest Expense:

Non-interest expense was $15.2 million for the nine months ended September 30, 2025, a decrease of $164,000, or 1.1%,  compared to the nine months ended September 30, 2024. Most significantly impacting non-interest expense in the comparative nine month periods was a decrease in employee benefits expenses of $209,000 due to a decline in medical claims expenses for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. Also contributing to the decrease in non-interest expense between the comparative nine month periods were decreases of $121,000 in professional fees and $55,000 in FDIC insurance premiums. These decreases were partially offset by increases of $94,000 in equipment expense and $164,000 in the provision for unfunded loan commitments, which is included in other non-interest expense, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

As a percentage of average assets, annualized non-interest expense was 2.35% in the nine months ended September 30, 2025 compared to 2.38% in the nine months ended September 30, 2024.

Provision for income taxes:

An income tax provision of $1.1 million was recorded during the nine months ended September 30, 2025 compared to an income tax provision of $767,000 recorded during the nine months ended September 30, 2024. The increase between nine month periods was mainly due to more taxable income being recorded in the 2025 period. Juniata qualifies for a federal tax credit for investments in low-income housing partnerships. The tax credit was $247,000 in both the nine months ended September 30, 2025 and September 30, 2024. The tax credit lowered the effective tax rate from 18.5% to 15.0% during the nine months ended September 30, 2025 compared to the same period in 2024, when the tax credit lowered the effective tax rate from 18.4% to 13.9%.

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

The Company is a member of the Federal Home Loan Bank of Pittsburgh for the purpose of providing short-term liquidity to supplement other sources of liability liquidity. During the nine months ended September 30, 2025, overnight borrowings from the FHLB averaged $31.0 million. As of September 30, 2025, the Company had $29.1 million in short-term borrowings at the FHLB, with a remaining unused borrowing capacity of $244.1 million at the FHLB. Borrowings from the FHLB are secured by the Company’s qualifying loans at the FHLB.

As of September 30, 2025, the Company had no outstanding borrowings at the Federal Reserve Bank with an unused borrowing capacity of $50.6 million.

The Company has internal authorization for brokered deposits of up to $175.0 million. As of September 30, 2025, the Company had no brokered deposits.

In addition, the Company also has an unsecured line of credit with a correspondent bank totaling $11.0 million, of which no funds were drawn at September 30, 2025.

At September 30, 2025, the Company had $13.6 million in funding derived from securities sold under agreements to repurchase (accounted for as collateralized financing transactions). This product is available through corporate cash management accounts for business customers and provides the Company with the ability to pay interest on corporate checking accounts.

At September 30, 2025, uninsured deposits represented 15.1% of the Company’s total deposits. This amount excludes deposits of state and political subdivisions because the Company pledges debt securities for deposits in excess of the $250,000 FDIC insurance limit in the case of those deposits.

In view of the sources previously mentioned and the steps taken by the Company through the nine months ended September 30, 2025, management believes the Company’s liquidity can provide the funds needed to meet operational cash needs.

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

As of September 30, 2025, the Company had $145.4 million outstanding in loan commitments and other unused lines of credit extended to its customers as compared to $145.0 million at December 31, 2024. As of September 30, 2025 and December 31, 2024, the Company had $3.9 million and $4.2 million, respectively, of financial and performance letters of credit commitments outstanding. Commercial letters of credit as of September 30, 2025 and December 31, 2024 totaled $9.7 million and $10.9 million, respectively.

Management believes the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding letters of credit. The current amount of the liability as of September 30, 2025 for payments under letters of credit issued was not material. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk.

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

At September 30, 2025, the Bank exceeded the regulatory requirements to be considered a "well capitalized" financial institution under Basel III and also exceeded the capital conservation buffer of 2.5% for the risk-based capital standards stated in (a) – (c) in the paragraph above.

The Company’s principal source of funds for dividend payments is dividends received from the Bank. Certain regulatory restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. At September 30, 2025, $4.8 million in undistributed earnings of the Bank, included in the consolidated stockholders’ equity, was available for distribution to the Company as dividends without prior regulatory approval, subject to regulatory capital requirements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of September 30, 2025, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined by the Securities Exchange Act of 1934 (“Exchange Act”), Rule 13a-15(e). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting.

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

Item 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company periodically repurchases shares of its common stock under a share repurchase program approved by the Board of Directors. In November 2021, the Board of Directors authorized the repurchase of an additional 200,000 shares of its common stock through the Company’s share repurchase program for a total of 209,307 shares authorized to be repurchased at that time. The program will remain authorized until all approved shares are repurchased, unless terminated by the Board of Directors. There were no purchases made pursuant to the repurchase program in the three month period ended September 30, 2025. As of September 30, 2025, 179,892 shares remained available to purchase under the Company’s share repurchase program.

No repurchase plan or program expired during the quarter. The Company has no stock repurchase plan or program that it has determined to terminate prior to expiration or under which it does not intend to make further purchases.

Item 3.        DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4.        MINE SAFETY DISCLOSURES

Not applicable

Item 5.        OTHER INFORMATION

None of the Corporation’s directors or “officers” (as defined in Rule 16a-1(f) (17 C.F.R. 240.16a-1(f))) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Item 408 of Regulation S-K (17 C.F.R. 229.408)) during the fiscal quarter ended September 30, 2025.

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

Juniata Valley Financial Corp.
(Registrant)

Date:	NOVEMBER 12, 2025	By:	/s/ Marcie A. Barber
Marcie A. Barber, President
Chief Executive Officer
(Principal Executive Officer)

Date:	November 12, 2025	By:	/s/ Michael W. Wolf
Michael W. Wolf
Chief Financial Officer
(Principal Accounting Officer and
Principal Financial Officer)