Form 10-K
period 2025-12-31
JUNIATA VALLEY FINANCIAL CORP
filed 2026-03-25
CIK 714712

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2025

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

Yes ☐  No ⌧

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrants most recently completed second fiscal quarter was $62,075,869. (1)

There were 5,032,400 shares of the registrant’s common stock outstanding as of March 25, 2026.

(1)	The aggregate dollar amount of the voting stock set forth equals the number of shares of the Company’s Common Stock outstanding, reduced by the amount of Common Stock held by officers, directors, shareholders owning in excess of 10% of the Company’s Common Stock and the Company’s employee benefit plans multiplied by the last reported sale price for the Company’s Common Stock on June 30, 2025, the last business day of the registrants most recently completed second fiscal quarter. The information provided shall not be construed as an admission that any officer, director or 10% shareholder of the Company, or any employee benefit plan, may be deemed an affiliate of the Company or that such person or entity is the beneficial owner of the shares reported as being held by such person or entity, and any such inference is hereby disclaimed.

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

PART I

ITEM 1. BUSINESS

Overview

Juniata Valley Financial Corp. (the “Company” or “Juniata”) is a Pennsylvania corporation formed in 1983 as a result of a plan of merger and reorganization of The Juniata Valley Bank (the “Bank”). The plan received regulatory approval on June 7, 1983 and Juniata, a one-bank holding company, registered under the Bank Holding Company Act of 1956 as a bank holding company. The Bank is the oldest independent commercial bank in Juniata and Mifflin Counties and was organized under a state bank charter in 1867. The Company has one reportable segment, consisting of the Bank, as described in Note 1 of The Notes to Consolidated Financial Statements.

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

The Company offers a full range of consumer and commercial banking services. Consumer banking services include: online account opening; online banking; mobile banking; telephone banking; automated teller machines; personal checking accounts; checking overdraft privileges; money market deposit accounts; savings accounts; debit cards; certificates of deposit; individual retirement accounts; secured lines of credit; construction and mortgage loans; and safe deposit boxes. Commercial banking services include: low- and high-volume business checking accounts; online account management services; remote deposit capability; ACH origination; payroll direct deposit; commercial lines of credit; commercial letters of credit; mobile deposit for business customers; and commercial term and demand loans.

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

The major types of investments held by Juniata consist of obligations and securities issued by U.S. government agencies or corporations, obligations of state and local political subdivisions, government sponsored entity mortgage-backed securities, subordinated debt and common stock. Juniata’s investment policy directs investments to be managed in a way that provides necessary funding for the Company’s liquidity needs and adequate collateral to pledge for public funds held, and as directed by the Asset Liability Committee, manages interest rate risk. The investment policy specifies the types of investments permitted to be owned, addresses credit quality of investments and includes limitations by investment types and issuer.

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

Other sources of funds used by the Company may include brokered deposits, retail repurchase agreements, borrowings from the Federal Home Loan Bank of Pittsburgh and the Federal Reserve Bank of Philadelphia, and a line of credit established with a correspondent bank for overnight funding.

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

In commercial transactions, the Company believes that the Bank’s legal lending limit to a single borrower (approximately $12.1 million as of December 31, 2025) enables it to compete effectively for the business of small and mid-sized businesses. However, the Bank’s legal lending limit is considerably lower than that of various competing institutions and thus may act as a constraint on the Bank’s effectiveness in competing for larger financings.

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

A satisfactory safety and soundness rating, particularly regarding capital adequacy, and a satisfactory Community Reinvestment Act rating are generally prerequisites to obtaining federal regulatory approval to make acquisitions and open branch offices. As of December 31, 2025, the Bank was rated “satisfactory” under the Community Reinvestment Act and was a “well-capitalized” bank. An institution’s Community Reinvestment Act rating is considered in determining whether to grant approvals relating to charters, branches and other deposit facilities, relocations, mergers, consolidations and acquisitions. Less than satisfactory performance may be the basis for denying an application.

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

As a public company, the Company is subject to the Securities and Exchange Commission’s (“SEC”) rules and regulations relating to periodic reporting, proxy solicitation and insider trading. A smaller reporting company with less than $100 million in revenue is excluded from the definitions of “accelerated filer” and “large accelerated filer” and therefore, is not required to obtain an attestation of their internal control over financial reporting as required under Section 404(b) of the Sarbanes-Oxley Act and is not required to comply with the shorter SEC filing deadlines that apply to accelerated filers. Juniata qualifies as a smaller reporting company and is not required to obtain such an attestation or comply with the shorter SEC filing deadlines that apply to accelerated filers.

The Bank is subject to the FDIC regulations under 12 CFR Part 363 (FDICIA) Effective January 1, 2026, the FDIC amended Part 363, raising the total assets that require a depository institution to obtain an annual audit from $500 million to $1.0 billion, raising the total assets that require an institution to obtain an internal control over financial reporting (ICFR) attestation from its auditor from $1.0 billion to $5.0 billion, and raising the total assets that require an institution to comply with audit committee independence requirements from $3.0 billion to $5.0 billion. The Bank had $894.3 million in assets at December 31, 2025. As a result, the Bank is required to continue to obtain an annual audit of its financial statements but is no longer required to obtain an ICFR attestation or to comply with audit committee independence requirements.

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

The FDIC has been given greater latitude in setting the assessment rates for insured depository institutions which could be used to impose minimum assessments. The FDIC adopted a final rule, applicable to all insured depository institutions, to increase initial base deposit insurance assessment rate schedules uniformly by 2 basis points, beginning in the first quarterly assessment period of 2023. FDIC assessment rates currently range from 2.5 to 32 basis points for small institutions, such as Juniata, with assets under $10.0 billion. Initial base assessment rates range between 5 and 32 basis points (5 to 18 basis points for a CAMELS composite rating of 1 or 2). The initial base rates for a CAMELS composite rating of 3 is 8 to 32 basis points and 18 to 32 basis points for CAMELS composite ratings of 4 and 5. The unsecured debt adjustment for all CAMELS composite ratings for small institutions is from -5 to 0 basis points but the reduction cannot be greater than the lesser of 5 basis points, or 50%, of an insured depository institutions’ initial base assessment rate.

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

The Bank’s capital and classification are also subject to qualitative judgments by the regulators. Management believes that, as of December 31, 2025, the Bank met all applicable capital adequacy requirements.

Prompt corrective action regulations provide five classifications of a financial institution’s capital adequacy: well-capitalized; adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2025 and 2024, the Bank was well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes has changed the Bank’s capital category.

The United States is a member of the Basel Committee on Banking Supervision (the “Basel Committee”) that provides a forum for regular international cooperation on banking supervisory matters. The Basel Committee develops guidelines and supervisory standards and is best known for its international standards on capital adequacy, with its most recent guidelines for capital standards being referred to as “Basel III”, which set capital standards with which the Bank is required to comply.

Under Basel III, the Bank is subject to risk-based and leverage capital standards. The risk-based capital standards relate a banking organization’s capital to the risk profile of its assets and require the banking organization to maintain Tier 1 capital of at least 4% of total risk-adjusted assets, and total capital, including Tier 1 capital, equal to at least 8% of total risk-adjusted assets. Tier 1 capital includes common stockholders’ equity and qualifying perpetual preferred stock, together with related surpluses and retained earnings. The remaining category of regulatory capital, known as Tier 2 capital, may be comprised of limited life preferred stock, qualifying subordinated debt instruments and the reserves for possible credit losses.

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

Federal banking agencies have broad powers to take corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are “well-capitalized,” “adequately capitalized,” “undercapitalized”, “significantly undercapitalized” or “critically undercapitalized.” As of December 31, 2025, the Bank was a “well-capitalized” bank, as defined by the FDIC.

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

Gramm-Leach-Bliley Act

The Gramm-Leach-Bliley Act (“GLB”) permits commercial banks to affiliate with investment banks. It also permits bank holding companies which elect financial holding company status to engage in any type of financial activity, including securities, insurance, merchant banking/equity investment and other activities that are financial in nature. The Company has not elected financial holding company status. The merchant banking provisions of GLB allow a bank holding company to make a controlling investment in any kind of company, financial or commercial. GLB allows a bank to engage in virtually every type of activity currently recognized as financial or incidental or complementary to a financial activity. A commercial bank that wishes to engage in these activities is required to be well-capitalized, well managed and to have a satisfactory or better Community Reinvestment Act rating. GLB also allows subsidiaries of banks to engage in a broad range of financial activities that are not permitted by banks themselves. Although the Company and the Bank have not commenced these types of activities to date, GLB enables them to evaluate new financial activities that would complement the products already offered to enhance non-interest income.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 implemented a broad range of corporate governance, accounting and reporting measures for companies like Juniata, which have securities registered under the Securities Exchange Act of 1934. Specifically, the Sarbanes-Oxley Act and the various regulations promulgated under the Act, established, among other things: (i) requirements for audit committees, including independence, expertise and responsibilities; (ii) additional responsibilities relating to financial statements for the Chief Executive Officer and Chief Financial Officer of reporting companies; (iii) standards for auditors and regulation of audits, including independence provisions that restrict non-audit services that accountants may provide to their audit clients; (iv) increased disclosure and reporting obligations for reporting companies and their directors and executive officers, including accelerated reporting of stock transactions and a prohibition on trading during pension blackout periods; and (v) a range of civil and criminal penalties for fraud and other violations of the securities laws. In addition, Sarbanes-Oxley required stock exchanges to institute additional requirements relating to corporate governance in their listing rules.

Section 404(b) of the Sarbanes-Oxley Act requires the Company to include in its Annual Report on Form 10-K a report by management on the adequacy of the Company’s internal control over financial reporting. Management’s internal control report must, among other things, set forth management’s assessment of the effectiveness of the Company’s internal control over financial reporting.

Smaller reporting companies, such as Juniata, with less than $100 million in revenue are excluded from the definition of “accelerated filer” and are not required to obtain an attestation of their internal control over financial reporting as required under Section 404(b) of the Sarbanes-Oxley Act; thus, no such attestation is included in this Annual Report on Form 10-K.

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

The National Defense Authorization Act ("NDAA") imposes certain requirements to enhance U.S. anti-money laundering (“AML”) laws. The NDAA includes: (i) requirements for the collection of beneficial ownership and created a beneficial ownership registry, which requires certain corporate entities  to report beneficial ownership information to the U.S. Department of the Treasury’s Financial Crimes Enforcement Network (“FinCEN”); (ii) enhanced whistleblower provisions, which provide that one or more whistleblowers who voluntarily provide original information leading to the successful enforcement of violations of the Bank Secrecy Act or other AML-related laws under certain circumstances will receive a percentage of the monetary sanctions collected and will receive increased protections; (iii) penalties for violations of the BSA; (iv) information sharing provisions that permit financial institutions to share information relating to suspicious activity for the purpose of combating illicit finance risks; and (v) specific duties and powers of FinCEN. Many of the NDAA provisions, including those with respect to beneficial ownership, require the Department of Treasury and FinCEN to promulgate rules.

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

The scope of the Dodd-Frank Act impacts many aspects of the financial services industry, and it requires the development and adoption of numerous regulations, some of which have not yet been issued. The effects of the Dodd-Frank Act on the financial services industry will depend, in large part, to the extent in which regulators exercise the authority granted to them under the Dodd-Frank Act and the approaches taken in implementing those regulations. Additional uncertainty regarding the effects of the Dodd-Frank Act exists due to court decisions and the potential for additional legislative changes to the Dodd-Frank Act.

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

The following is a list of significant provisions of the Dodd-Frank Act, and, if applicable, the resulting regulations adopted, that apply (or will apply) most directly to the Company and its subsidiary:

●	Federal deposit insurance — The FDIC’s deposit insurance assessment base is now based on average total assets, minus average tangible equity.
●	Debit card interchange fees — The FRB adopted regulations setting maximum permissible interchange fees issuers can receive or charge on electronic debit card transaction fees and network exclusivity arrangements.

●	Interest on demand deposits — Depository institutions are permitted to pay interest on business transaction and other accounts.
●	Stress testing — The FRB issued final rules regarding company-run stress testing. In accordance with these rules, a company whose assets exceed $10 billion is required to conduct an annual stress test. The Economic Growth Act raised the asset threshold for the stress testing requirement to apply to companies with assets above $100 billion. While the Company believes that both the quality and magnitude of its capital base are sufficient to support its current operations given its risk profile, this requirement is not applicable to the Company because its assets are under $100 billion.
●	Ability-to-pay rules and qualified mortgages — As required by the Dodd-Frank Act, the CFPB amended Regulation Z, implementing the Truth in Lending Act, by requiring mortgage lenders to make a reasonable and good faith determination, based on verified and documented information, that a consumer applying for a residential mortgage loan has a reasonable ability to repay the loan according to its terms. These final rules prohibit creditors, such as the Company, from extending residential mortgage loans without regard for the consumer’s ability to repay and add restrictions and requirements to residential mortgage origination and servicing practices.

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

●	Integrated disclosures under the Real Estate Settlement Procedures Act (“RESPA”) and the Truth in Lending Act (“TILA”) — CFB rules require lenders to provide a new Loan Estimate, combining content from the former “Good Faith Estimate” required under RESPA and the initial disclosures required under TILA, not later than the third business day after submission of a loan application, and a new “Closing Disclosure”, combining content of the former HUD-1 Settlement Statement required under RESPA and the final disclosures required under TILA, at least three days prior to the loan closing.
●	Volcker Rule — As mandated by the Dodd-Frank Act, the OCC, FRB, FDIC, SEC and Commodity Futures Trading Commission issued rules (the "Volker Rule") implementing certain prohibitions and restrictions on the ability of a banking entity and non-bank financial company supervised by the FRB to engage in proprietary trading and have certain ownership interests in, or relationships with, a "covered fund". Generally, any entity that would be an investment company under the Investment Company Act of 1940 (the "1940 Act"), but for the application of the exemptions from SEC registration set forth in Section 3(c)(1) (fewer than l00 beneficial owners) or Section 3(c)(7) (qualified purchasers) of the 1940 Act, is treated as a covered fund. Also requires regulated entities to establish an internal compliance program consistent with the extent to which it engages in activities covered by the Volcker Rule, which must include making regular reports about those activities to regulators. Although there is some tiering of compliance and reporting obligations based on size, the fundamental prohibitions of the Volcker Rule apply to banking entities of any size, including the Company.
●	Incentive compensation — As required by the Dodd-Frank Act, a joint interagency proposed regulation was issued in April 2011. The proposed rule would require the reporting of incentive-based compensation arrangements by a covered financial institution and prohibit incentive-based compensation arrangements at a covered financial institution that provides excessive compensation or that could expose the institution to inappropriate risks that could lead to material financial loss. The proposed rule, if adopted as currently proposed, could limit the way the Company structures incentive compensation for its executives.

One Big Beautiful Bill Act

The One Big Beautiful Bill Act (“OBBBA”), signed into law on July 4, 2025, represents a landmark shift in federal tax and spending policy with direct implications for bank holding companies. Key provisions impacting the financial sector include the following:

●	Agricultural loan interest exclusion — A new tax provision allows eligible lenders to take a 25% gross income exclusion of interest income from qualified real estate loans secured by rural or agricultural real property made after July 4, 2025.
●	Business interest deduction — For tax years beginning after December 31, 2024, the act reinstates the more favorable EBITDA-based calculation for business interest expense limitations, replacing the more restrictive EBIT standard.
●	New reporting requirements — Banks must now collect and report specific information for auto loans originated in 2025 through 2028 to allow customers to claim a new interest deduction.
●	Corporate charitable deductions — Effective in 2026, a new "floor" is introduced where corporate charitable contributions are only deductible to the extent they exceed 1% of taxable income, while maintaining the existing 10% ceiling on deductions.

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

The monetary policies and regulations of the FRB have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The effects of such policies upon the future business, earnings and growth of the Company cannot be predicted with certainty.

Employees

As of December 31, 2025, the Company had a total of 111 full-time and 35 part-time employees.

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

Like all financial institutions, the Company's consolidated statement of financial condition is affected by fluctuations in interest rates. Volatility in interest rates can also result in disintermediation, which is the flow of deposits away from financial institutions into direct investments, such as U.S. Government and corporate securities and other investment vehicles, including mutual funds, which, because of the absence of federal insurance premiums and reserve requirements, may pay higher rates of return than bank deposit products. See "Item 7: Management's Discussion of Financial Condition and Results of Operations”.

See the section entitled “Interest Rate Risk” in Management’s Discussion and Analysis of Financial Condition, for more information regarding the Company’s interest rate sensitivity.

Capital and liquidity strategies, including the impact of the capital and liquidity requirements implemented by the Basel III standards and future iterations of those standards, may require the Company to maintain higher levels of capital, which could restrict the amount of capital that the Company has available to deploy for income generating and other activities.

Basel III requires Juniata and the Bank to comply with risk-based capital requirements. See previous Capital Regulation discussion. Further changes to Basel III, sometimes referred to as the Basel III “endgame”, have been proposed. Although US proposals implementing the Basel III endgame have primarily focused on larger banking organizations, which would not include Juniata, federal banking agencies may revise, extend or reinterpret capital rules in ways that affect institutions of our size. Any increase in required minimum capital ratios or buffers, changes in the calculation of risk-weighted assets, or more stringent supervisory expectations could require us to raise additional capital, retain earnings, or reduce asset growth.

In addition, if the Company fails to meet applicable capital requirements or maintain sufficient capital to satisfy regulators, it could become subject to heightened supervisory scrutiny, restrictions on our operations, or other regulatory actions, which could have a material adverse effect on our business, financial condition and results of operations.

As of December 31, 2025, the Company believes it meets all capital adequacy requirements to which it is subject. However, the Basel III rules effectively require financial institutions to maintain higher capital levels than previously required. As a result, Juniata may have to maintain capital in the form of assets that contribute less income to Juniata and that are not available for deployment as loans or other interest-income generating assets, funding of capital projects or other growth initiatives.

Competition, including competition on rates of deposit and for loan growth, may negatively impact the Company’s net interest margin.

There is significant competition among banks in the market areas served by the Company. In addition, as a result of deregulation of the financial industry, the Bank also competes with other providers of financial services, such as savings and loan associations, credit unions, consumer finance companies, securities firms, insurance companies, mutual funds, fintech-based loan and deposit providers, full service brokerage firms and discount brokerage firms, some of which are subject to less extensive regulations than the Company with respect to the products and services they provide. Some of the Company’s competitors have greater resources than the Company and, as a result, may have higher lending limits and may offer other products or services not offered by the Company.

Competition may adversely affect the rates the Company pays on deposits and charges on loans, thereby potentially adversely affecting the Company’s profitability. Competition sometimes requires the Company to lower rates charged on loans more than market rates would otherwise indicate. Competition may also require the Company to pay higher rates on deposits than market rates would otherwise indicate. Thus, although loan demand has improved, intense competition among lenders has continued to place downward pressure on loan yields, also impacting the net interest margin.

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

The Company and the Bank are extensively regulated under federal and state banking laws and regulations that are primarily intended for the protection of depositors, federal deposit insurance funds and the banking system, instead of for the benefit of shareholders. In general, these laws and regulations establish: the eligible business activities for the Company; certain acquisition and merger restrictions; limitations on intercompany transactions such as loans and dividends; capital adequacy requirements; requirements for anti-money laundering programs; and consumer lending and other compliance requirements. While these statutes and regulations are generally designed to minimize potential loss to depositors and the FDIC insurance funds, they do not eliminate risk, and compliance with such statutes and regulations increases the Company’s expense, requires management’s attention and can be a disadvantage from a competitive standpoint with respect to non-regulated competitors and larger bank competitors.

Compliance with banking statutes and regulations is important to the Company's ability to engage in new activities and to make acquisitions. Bank regulators scrutinize banks through extensive bank examinations in both the safety and soundness and compliance areas. The results of such examinations could result in a delay in receiving required regulatory approvals for potential new activities and transactional matters. If the Company's compliance record is determined to be unsatisfactory, such approvals may not be able to be obtained. Federal and state banking regulators also possess broad powers to take supervisory actions, as they deem appropriate. These supervisory actions may result in higher capital requirements, higher deposit insurance premiums and limitations on the Company's operations that could have a material adverse effect on its business and profitability.

In addition, the Company is subject to changes in federal and state tax laws as well as changes in banking and credit regulations, accounting principles, governmental economic and monetary policies and collection efforts by taxing authorities.

RISKS RELATED TO OPERATIONS

Cybersecurity incidents could disrupt business operations, result in the loss of critical and confidential information, and adversely impact the Company’s reputation and results of operations.

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

Potential disruption or failure of network and information processing systems and those of third-party vendors may negatively impact the Company’s operations.

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

The financial services industry is continually undergoing rapid technological change, with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. The Company’s future success depends, in large part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in the Company’s operations. Many of the Company’s financial institution competitors have substantially greater resources to invest in technological improvements, and new payment services developed and offered by non-financial institution competitors pose an increasing threat to the traditional payment services offered by financial institutions. The Company may not be able to effectively implement new technology-driven products and services, be successful in marketing these products and services to its customers or effectively deploy new technologies to improve the efficiency of its operations. The Guiding and Establishing National Innovation for U.S. Stablecoins Act (“Genius Act”) established a regulatory framework for payments with stablecoin. Wide acceptance of stablecoin as a payment vehicle could lead to a reduction in deposits, negatively impacting Juniata’s liquidity position. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on the Company’s business, financial condition and results of operations.

Further, the costs of new technology, including personnel, can be high in both absolute and relative terms. There can be no assurance, given the fast pace of change and innovation, that the Company’s technology, either purchased or developed internally, will meet or continue to meet the needs of the Company and the needs of its customers.

The Company’s potential use of artificial intelligence technologies, and future adoptions of similar technologies, could expose the Company to operational, regulatory, reputational and competitive risks.

Although the Company does not currently make significant use of artificial intelligence (“AI”), machine learning, or similar advanced data analytics technologies in its operations, the financial services industry is increasingly incorporating AI-enabled tools in areas such as credit underwriting, fraud detection, customer service, compliance monitoring, cybersecurity and marketing. As competition and customer expectations evolve, Juniata may determine to expand its use of AI technologies, including through internally developed systems or third-party service providers.

The implementation or expansion of AI technologies could introduce new and complex risks. AI systems may produce inaccurate, biased, or otherwise flawed outputs, including due to errors in design, data inputs, training methodologies, or model governance. If the Company relies on AI systems in credit decisioning, risk management, customer interactions, fraud detection, or other material functions, such systems may result in unintended discriminatory effects, inappropriate credit decisions, regulatory non-compliance, customer harm, or financial loss. In addition, AI systems may be vulnerable to cyberattacks, data manipulation, or other security breaches, including emerging forms of fraud such as deepfake impersonation or automated social engineering.

Even though Juniata does not directly deploy AI technologies, its third-party service providers, including core processors, fintech partners and other vendors, may incorporate AI into the products and services they provide to Juniata. The Company may have limited visibility into, or control over, the development, governance, testing, or regulatory compliance of such systems. Failures, misconduct or deficiencies in third-party AI systems could disrupt our operations, expose Juniata to legal or regulatory liability, or damage our reputation.

The regulatory environment relating to AI is rapidly evolving at the federal and state levels, and supervisory expectations applicable to banking organizations may develop more quickly than formal rulemaking. New or changing laws, regulations, model risk management expectations, consumer protection standards, fair lending requirements, data privacy obligations or guidance concerning AI governance and transparency could increase the Company’s compliance costs, require changes to its risk management framework, limit its ability to use certain technologies, or subject it to supervisory criticism, enforcement actions or civil liability.

Conversely, if Juniata is slower than competitors in adopting AI technologies or fails to implement them effectively, it may experience competitive disadvantages, including higher operating costs, less effective fraud detection, slower customer service, reduced marketing effectiveness or diminished ability to attract and retain customers and employees. Any of these risks could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

ECONOMIC AND CREDIT RISKS

General economic conditions may harm the Company’s industry, business and results of operations.

Various aspects of our business could be impacted by general macroeconomic conditions including, among others, inflation, interest rates, supply chain complications and economic uncertainty. These economic uncertainties may be compounded by international conflicts and the related economic volatility could adversely affect our business, financial condition, results of operations and liquidity. These unfavorable economic conditions could, among other things, impact the value of our securities portfolio, impact our net interest margin, adversely impact our customers’ ability to make payments on floating rate loans, if interest rates rise, and increase the risk of default by our customers experiencing financial difficulties and business disruptions.

Difficult economic conditions and real estate markets, including protracted periods of low growth and sluggish loan demand, can negatively impact the Company’s income, and result in higher charge-offs as borrowers’ ability to repay is negatively impacted by those conditions.

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

The Company has established an allowance for credit losses that management believes to be adequate to absorb expected losses on the Company’s existing loans. However, there is no precise method of estimating credit losses. The Company determines the appropriate level of the allowance for credit losses based on many quantitative and qualitative factors, including, but not limited to, the size and composition of the loan portfolio; changes in risk ratings; changes in collateral values; delinquency levels; historical losses; and economic conditions. In addition, as the Company’s loan portfolio grows, it will generally be necessary to increase the allowance for credit losses through additional credit loss provisions, which will impact the Company’s operating results. If the Company’s assumptions and judgments regarding such matters prove to be inaccurate, its allowance for credit losses might not be sufficient, and additional provisions for credit losses might need to be made. Depending on the amount of such provisions for credit losses, the adverse impact on the Company’s earnings could be material. Also, there can be no assurance that any future declines in real estate market conditions, general economic conditions or changes in regulatory policies will not require the Company to increase its allowance for credit losses, through additional credit loss provisions, which could reduce earnings.

Investment securities losses could negatively impact the Company’s results of operations.

Price fluctuations in securities markets, as well as other market events, could have an impact on the Company’s results of operations. As described below, the Company’s holding of certain securities and the revenues the Company earns from its trust and investment management services business are particularly sensitive to those events:

●	Equity investments:

As of December 31, 2025, the Company’s equity investments were comprised primarily of publicly traded financial institutions. The value of the securities in the Company’s equity portfolio may be affected by several factors. General economic conditions and uncertainty surrounding the financial institution sector impacts the value of these securities. Equity investments are stated at fair value with realized and unrealized gains and losses reported in net income. General declines in bank stock values, as well as deterioration in the performance of specific banks, are reflected on the Consolidated Statements of Income.

●	Municipal securities:

As of December 31, 2025, the Company had approximately $6.3 million of municipal securities issued by various municipalities in its investment portfolio. Uncertainty with respect to the financial viability of municipal insurers places greater emphasis on the underlying strength of issuers. Increasing pressure on local tax revenues of issuers due to adverse economic conditions could also have a negative impact on the underlying credit quality of issuers.

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

The Company may be negatively impacted by customer and regulatory reaction to unrelated bank failures.

In 2023, four highly publicized bank failures occurred. These banks had elevated levels of uninsured deposits, which may be less likely to remain at the bank over time and less stable as a source of funding than insured deposits. These failures led to volatility and declines in the market for bank stocks and questions about depositor confidence in depository institutions. As a result of these failures, there continues to be an increased customer and regulatory focus on funding and liquidity at financial institutions, the composition of their deposits, including the number of uninsured deposits, the amount of accumulated other comprehensive losses, capital levels and interest rate risk management. If we are unable to meet the liquidity expectations of our customers and regulatory agencies, it may have a material adverse effect on our financial condition and results of operations.

RISKS RELATED TO INVESTMENT IN THE COMPANY’S STOCK

The Company is a holding company and relies on dividends from its subsidiaries for substantially all of its revenue and its ability to make dividends, distributions and other payments.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

Juniata’s risk management program is designed to identify, assess and mitigate risks across various aspects of the Company, including credit, market, treasury, operational, compliance and reputational risks. Cybersecurity is a critical component of this program, given the increasing reliance on technology and potential for a cybersecurity incident to occur, which could disrupt business operations or compromise sensitive data. Juniata’s Information Security Officer (“ISO”) and SVP/IT Manager are primarily responsible for the cybersecurity component of the risk management program and are key members of the organization, both of which have a clear line of reporting directly to the Board of Directors and are involved with management’s Information Technology (“IT”) Steering Committee. To date, the Company has not, to its knowledge, experienced an incident materially affecting or reasonably likely to materially affect the Company.

The Company’s policies, standards, processes and practices for assessing, identifying and managing material risks from cybersecurity threats are based on the framework established by the Federal Financial Institutions Examination Council (“FFIEC”) Guidelines and Cybersecurity Assessment Tool (“CAT”), which consists of controls designed to identify, protect, detect, respond and recover from information and cyber security incidents. The last annual update to the FFIEC CAT tool was on August 31, 2025, therefore, the Company will replace this tool during its annual update in July 2026 with another tool such as the NIST 2.0 standard.

To prepare and respond to incidents, the Company has implemented a multi-layered cybersecurity program that is intended to comply with Gramm-Leach-Bliley Act 12 CFR 364, Appendix B, integrating people, technology and processes. The program includes company-wide employee training, the use of innovative technologies and the implementation of policies and procedures in the areas of information security, data governance, business continuity and disaster recovery, privacy, third-party risk management and incident response. Juniata’s objective for managing cybersecurity risk is to avoid or minimize the impacts of external threat events or other efforts to penetrate, disrupt or misuse its systems or information. The information security program is periodically reviewed by the Company’s SVP/IT Manager and ISO with the goal of addressing changing threats and conditions.

The Company also employs a variety of preventative and detective tools designed to monitor, block and provide alerts regarding suspicious activity, as well as to report on suspected advanced persistent threats. The Company established processes and systems designed to mitigate cyber risk, including regular and on-going education and training for employees, preparedness simulations and tabletop exercises, and recovery and resilience tests. Juniata engages in regular assessments of its infrastructure, software systems and network architecture, using internal cybersecurity experts and third-party specialists. The Company also actively monitors its email gateways for malicious phishing email campaigns and remote connections as some of its workforce has the option to work remotely.

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

Integral elements of the Plan related to the Company’s response to cyber security vulnerabilities include the following:

●	Identifying the appropriate team and any appropriate sub-teams to address specific information and/or cyber security incidents, or categories of information and/or cyber security incidents;
●	Coordinating incident response or crisis management activities, including developing, maintaining and following appropriate procedures to respond to and document identified information and/or cyber security incidents;
●	Conducting post-incident reviews to gather feedback on information and/or cyber security incident response procedures and address any identified gaps in security measures;
●	Providing company-wide training and conducting periodic exercises to promote employee and stakeholder preparedness and awareness of the Plan; and
●	Reviewing the Plan at least annually, or whenever there is a material change in the Company’s business practices that may reasonably affect its cyber incident response procedures.

Governance

Management has overall responsibility for risk oversight. The Company’s SVP\IT Manager is accountable for managing enterprise information security and delivering the information security program. These responsibilities include cybersecurity risk assessment, defense operations, cyber incident response, vulnerability assessment, threat intelligence, identity access governance and the evaluation of third-party risk management and business resilience as it relates to the cybersecurity program.

The foregoing responsibilities are covered on a day-to-day basis by the SVP/IT Manager and ISO. The ISO has substantial relevant expertise and formal training in the areas of information security and cybersecurity risk management, including 24 years of cybersecurity experience, 20 of which have been spent at a CPA firm specializing in banking industry financial and information technology audits. The ISO provides guidance, oversight, monitoring and challenge of the activities of the “first line of defense”. activities. The second line of defense function is separated from the first line of defense function through organizational structure and ultimately reports directly to the Board of Directors.

The IT Steering Committee focuses on technology and business impact and is responsible for overseeing the Company’s information security and technology programs, including management’s actions to identify, assess, mitigate and remediate or prevent material cybersecurity issues and risks. The ISO and SVP/IT Manager provide quarterly reports to the IT Steering Committee regarding the information security program and the technology program, key enterprise cybersecurity initiatives and other matters relating to cybersecurity processes. The IT Steering Committee reviews and approves the information security and technology budgets and strategies annually, and reviews key metrics summarizing the Company’s cyber security risk profile on a quarterly basis.

Both the IT Steering Committee and the Board of Directors provide oversight and governance of the technology program and the information security program. Both committees meet at least quarterly to provide oversight of the risk management strategy, standards, policies, practices, controls and mitigation and prevention efforts employed to manage security risks. More frequent meetings occur from time to time in accordance with the Incident Response Plan (part of the Plan) to facilitate timely informing and monitoring efforts. The ISO reports summaries of key issues, including significant cybersecurity incidents discussed at committee meetings and the actions taken to the IT Steering Committee on at least a quarterly basis, or more frequently as may be required by the Incident Response Plan, and to the Board of Directors on at least an annual basis. Additionally, the ISO reports directly to the Board of Directors, at least annually, the overall status of the Information Security Program and the Company’s compliance with the Interagency Guidelines for Safeguarding Customer Information. Any material findings related to the risk assessment, risk management and control decisions, service provider arrangements, results of testing security breaches or violations are discussed, as are management’s responses and any recommendations for program changes.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information:

The common stock of Juniata Valley Financial Corp. is quoted under the symbol “JUVF” on the OTCQX Best Market; an electronic inter-dealer quotation and trading system operated by the OTC Market’s Group. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Transfer Agent:

Computershare Investor Services, P.O. Box 43006, Providence, RI 02940-3006. Phone: (800) 368-5948. Website: www.computershare.com/investor.

Holders:

As of February 27, 2026, there were 1,527 registered holders of the Company’s outstanding common stock.

For information concerning the Company’s Equity Compensation Plans, see “Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

Annual Meeting:

The Annual Meeting of Shareholders of Juniata Valley Financial Corp. will be held at 10:30 a.m., on Tuesday, May 19, 2026, virtually via the internet at meetnow.global/MG247JS.

Recent Sales of Unregistered Securities:

None.

Securities authorized for issuance under equity compensation plans.

Incorporated by reference herein is the information appearing under “Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" in this Annual Report on Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers:

The Company periodically repurchases shares of its common stock under a share repurchase program approved by the Board of Directors. In November of 2021, the Board of Directors authorized the repurchase of an additional 200,000 shares of its common stock through the Company’s share repurchase program for a total of 209,307 shares authorized to be repurchased at that time. The program will remain authorized until all approved shares are repurchased, unless terminated by the Board of Directors. There were no shares purchased under the program during the fourth quarter of 2025. As of December 31, 2025, 179,892 shares remained available to purchase under the program.

			Total Number of
	Total Number		Shares Purchased as	Maximum Number of
	of Shares	Average	Part of Publicly	Shares that May Yet Be
	Purchased or Restricted	Price Paid	Announced Plans or	Purchased Under the
Period	Shares Forfeited	per Share	Programs	Plans or Programs (1)
October 1-31, 2025	—	$—	—	179,892
November 1-30, 2025	—	—	—	179,892
December 1-31, 2025	—	—	—	179,892

Totals	—		—	179,892

ITEM 6. RESERVED

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE-YEAR FINANCIAL SUMMARY

(Dollars in thousands, except share and per share data)

	2025	2024	2023
BALANCE SHEET INFORMATION at December 31
Assets	$895,263	$848,874	$870,555
Deposits	781,799	747,957	749,045
Loans, net of allowance for credit losses	594,295	527,686	519,717
Investments	247,329	265,903	282,729
Goodwill	9,812	9,812	9,812
Short-term borrowings and repurchase agreements	49,906	42,242	52,810
Long-term debt	—	5,000	20,000
Stockholders’ equity	57,373	47,457	40,137
Number of shares outstanding	5,018,799	5,003,384	4,991,129

Average for the year
Assets	869,660	859,551	838,706
Stockholders’ equity	52,181	43,895	36,241
Weighted average shares outstanding for the year - basic	5,016,012	5,000,833	5,009,787
Weighted average shares outstanding for the year - diluted	5,030,603	5,010,310	5,018,449

INCOME STATEMENT INFORMATION
Years Ended December 31
Total interest income	$38,975	$37,116	$33,181
Total interest expense	13,617	14,187	10,489
Net interest income	25,358	22,929	22,692
Provision for credit losses	923	534	500
Non-interest income	5,769	5,825	5,321
Non-interest expense	20,831	21,012	19,947
Income before income taxes	9,373	7,208	7,566
Federal income tax expense	1,390	979	970
Net income	$7,983	$6,229	$6,596

PER SHARE DATA
Earnings per share - basic	$1.59	$1.25	$1.32
Earnings per share - diluted	1.59	1.24	1.31
Cash dividends	0.88	0.88	0.88
Book value	11.43	9.48	8.04

FINANCIAL RATIOS
Return on average assets	0.92%	0.72%	0.79%
Return on average equity	15.30	14.19	18.20
Dividend payout	55.28	70.63	66.80
Average equity to average assets	6.00	5.11	4.32
Loans to deposits (year-end)	76.02	70.55	69.38
Yield on earning assets	4.53	4.35	3.96
Cost to fund earning assets	2.22	2.31	1.75
Non-interest income to average assets	0.66	0.68	0.63
Non-interest expense to average assets	2.40	2.44	2.38
Net non-interest expense to average assets	1.73	1.77	1.74

FORWARD-LOOKING STATEMENTS

The information contained in this Annual Report on Form 10-K contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder). These forward-looking statements may include projections of, or guidance on, the Company’s future financial performance, expected levels of future expenses, including future credit losses, anticipated growth strategies, descriptions of new business initiatives and anticipated trends in the Company’s business or financial results. When words such as "may”, "should”, "will”, "could”, "estimates”, "predicts”, "potential”, "continue”, "anticipates”, "believes”, "plans”, "expects”, "future”, "intends”, “projects”, the negative of these terms and other comparable terminology are used in this document, Juniata is making forward-looking statements. Any forward-looking statement made by the Company in this document is based only on Juniata’s current expectations, estimates and projections about future events and financial trends affecting the financial condition of its business based on information currently available to the Company and speaks only as of the date when made. Juniata undertakes no obligation to publicly update or revise forward-looking information, whether as a result of new or updated information, future events, or otherwise. Forward-looking statements are not historical facts or guarantees of future performance. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of the Company’s control, and actual results may differ materially from this forward-looking information and therefore, should not be unduly relied upon.  Many factors could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements, including, without limitation:

●	changes in general economic, business and political conditions, including inflation, a recession or intensified international hostilities;
●	the impact of adverse changes in the economy and real estate markets, including protracted periods of low-growth and sluggish loan demand;
●	the effect of market interest rates and uncertainties, and relative balances of rate-sensitive assets to rate-sensitive liabilities, on net interest margin and net interest income;
●	the effect of competition on rates of deposit and loan growth and net interest margin;
●	increases in non-performing assets, which may result in increases in the allowance for credit losses, loan charge-offs and elevated collection and carrying costs related to such non-performing assets;
●	other income growth, including the impact of regulatory changes which have reduced debit card interchange revenue;
●	investment securities gains and losses, including other than temporary declines in the value of securities which may result in charges to earnings;
●	the effects of changes in the applicable federal income tax rate;
●	the level of other expenses, including salaries and employee benefit expenses;
●	the impact of increased regulatory scrutiny of the banking industry;
●	the impact of governmental monetary and fiscal policies, as well as legislative and regulatory changes;
●	the results of regulatory examination and supervision processes;
●	the failure of assumptions underlying the establishment of reserves for credit losses, and estimations of collateral values and various financial assets and liabilities;
●	the increasing time and expense associated with regulatory compliance and risk management;
●	the ability to implement business strategies, including business acquisition activities and organic branch, product and service expansion strategies;
●	capital and liquidity strategies;
●	the effects of changes in accounting policies, standards and interpretations on the presentation in the Company’s consolidated balance sheets and consolidated statements of income;
●	the Company’s failure to identify and address cybersecurity risks;
●	the Company’s ability to keep pace with technological changes;
●	the Company’s ability to attract and retain talented personnel;
●	the Company’s reliance on its subsidiary for substantially all its revenues and its ability to pay dividends;
●	acts of war or terrorism;
●	disruptions due to flooding, climate change, severe weather or other natural disasters;
●	failure of third-party service providers to perform their contractual obligations;

●	the impact of unrealized losses on debt securities on accumulated other comprehensive income and stockholders’ equity;
●	the potential effects of regulatory responses and customer reaction to bank failures;
●	the failure to maintain effective internal control over financial reporting;
●	the potential effects on our customers related to the current global trade restructuring policies; and
●	the potential effects stablecoin could have on our deposits and related fee income.

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

CUSTOMER RELATIONSHIPS

We are committed to maximizing customer satisfaction. We are sensitive to the expanding array of financial services and financial service providers available to our customers, both locally and globally. We are committed to fostering a complete customer relationship by helping clients identify their current and future financial needs and offering practical and affordable solutions to both. As our customers’ lifestyles change, the channels through which we deliver our services must change as well. One element of the Company’s strategic plan is to provide connection through every means available, wherever we are needed, whether through a stand-alone branch or ATM, and anywhere internet or cell phone signals can be received via online and mobile banking, mobile wallet, or our newest offering, Greenlight, which is a financial literacy app for families, because we are committed to optimizing the customer experience.

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

OPERATING RESULTS

We are capable of producing solid results from operations. Through disciplined loan and deposit pricing, we have improved our net interest margin. We also focus on the importance of providing fee-generating services in which customers find value. Offering a broad array of services prevents us from becoming too reliant on one form of revenue. It has also been our philosophy to spend conservatively and to implement operating efficiencies where possible to keep non-interest expense from escalating in areas that can be controlled.

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

The allowance for credit losses represents management’s assessment of the estimated credit losses the Company will receive over the life of the loan and is based on forecasted economic scenarios as well as qualitative factors specific to Juniata augmented by industry-wide trends. The methodology for determining the allowance for credit losses is considered a critical accounting policy by management because of the high degree of judgment involved, the subjectivity of the assumptions used  and the potential for changes in the forecasted economic environment that could result in changes to the amount of the recorded allowance for credit losses. Changes in underlying factors, assumptions or estimates in the allowance for credit losses could have a material impact on the Company’s future financial condition and results of operations. The allowance for credit losses is maintained at a level believed to be adequate by management to absorb estimated lifetime losses in the loan portfolio. Management’s determination of the adequacy of the allowance for credit losses is based upon an evaluation of relevant available information, from internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts. This determination is inherently subjective, as it requires significant estimates. If a loan no longer demonstrates similar risk characteristics to the loan pool to which it is assigned (for a collective risk assessment), it is removed from the pool and an individual assessment is performed. The allowance calculation is also supplemented with qualitative reserves that take into consideration the current portfolio and specific risk characteristics, such as changes in policy and/or underwriting standards, portfolio mix, concentration and delinquency levels, as well as changes in environmental conditions, among other factors, that have occurred but are not yet reflected in the quantitative model component.

RESULTS OF OPERATIONS

2025 AND 2024 FINANCIAL PERFORMANCE OVERVIEW

Net income for Juniata in 2025 was $8.0 million, an increase of 28.2%, compared to net income of $6.2 million for 2024. Earnings per share on a fully diluted basis increased 28.2%, to $1.59, in 2025, compared to $1.24 in 2024. Return on average assets (“ROA”) for the years ended December 31, 2025 and December 31, 2024 was 0.92% and 0.72%, respectively, while the return on average equity (“ROE”) for 2025 was 15.30% compared to 14.19% in 2024.

The net interest margin, on a fully tax-equivalent basis, increased from 2.71% in 2024 to 2.98% in 2025. The yield on earning assets increased 18 basis points, to 4.53%, while the cost of funds decreased nine basis points, to 2.22%, in 2025 compared to 2024.

Juniata strives to attain consistently satisfactory earnings levels each year by protecting the core earnings base through conservative growth strategies that seek to minimize shareholder and balance-sheet risk, while serving its rural Pennsylvania customer base. This approach has generally resulted in solid performances year after year. The Company considers the return on assets ratio to be a key indicator of its success and constantly scrutinizes the broad categories of the income statement that impact this profitability indicator.

Summarized below are the components of net income and the contribution of each to ROA for 2025 and 2024.

(Dollars in thousands)	2025		2024
	Net Income	% of Average	Net Income	% of Average
	Components	Assets	Components	Assets
Net interest income	$25,358	2.92%	$22,929	2.67%
Provision for credit losses	(923)	(0.11)	(534)	(0.06)

Customer service fees	1,868	0.21	1,767	0.21
Debit card fee income	1,773	0.20	1,752	0.20
Earnings on bank-owned life insurance and annuities	263	0.03	236	0.03
Trust fees	444	0.05	469	0.05
Commissions from sales of non-deposit products	280	0.03	388	0.05
Fees derived from loan activity	681	0.08	682	0.08
Change in value of equity securities	131	0.02	115	0.01
Gain from life insurance proceeds	30	0.00	56	0.01
Other noninterest income	299	0.03	360	0.04
Total noninterest income	5,769	0.66	5,825	0.68

Employee compensation expense	(9,151)	(1.05)	(9,022)	(1.05)
Employee benefits	(2,141)	(0.25)	(2,448)	(0.28)
Occupancy and equipment	(2,201)	(0.25)	(2,275)	(0.26)
Data processing expense	(2,898)	(0.33)	(2,881)	(0.34)
Professional fees	(1,024)	(0.1)	(1,134)	(0.1)
Taxes, other than income	(162)	(0.02)	(191)	(0.02)
FDIC insurance premiums	(514)	(0.06)	(575)	(0.07)
Intangible amortization	(68)	(0.01)	(85)	(0.01)
Amortization of investment in low-income housing partnership	(322)	(0.04)	(322)	(0.04)
Other noninterest expense	(2,350)	(0.27)	(2,079)	(0.24)
Total noninterest expense	(20,831)	(2.40)	(21,012)	(2.44)

Income tax provision	(1,390)	(0.16)	(979)	(0.11)
Net income	$7,983	0.92%	$6,229	0.72%

Average assets	$869,660		$859,551

NET INTEREST INCOME

Net interest income is the amount by which interest income on earning assets exceeds interest expense on interest bearing liabilities. Net interest income is the most significant component of revenue, comprising approximately 81% of total revenues (the total of net interest income and non-interest income, exclusive of gains on sales and calls of securities) for 2025. Interest spread measures the absolute difference between average rates earned and average rates paid. The net interest margin is expressed as the percentage of net interest income, on a fully taxable equivalent basis, to average interest earning assets. To compare the tax-exempt asset yields to taxable yields, amounts are adjusted to the pretax equivalent amounts based on the corporate federal income tax rate of 21%. The taxable equivalent adjustment to net interest income for 2025 was $278,000 compared to $235,000 in 2024.

Both net interest income and net interest margin are impacted by interest rate changes, changes in the relationships between various rates and changes in the composition of the average balance sheet. Additionally, product pricing, product mix and customer preferences dictate the composition of the balance sheet and the resulting net interest income. Table 1 shows average asset and liability balances, average interest rates and interest income and expense for the years 2025, 2024 and 2023. Table 2 further shows changes in net interest income attributable to the volume and rate components of net interest income.

TABLE 1

AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

	Year Ended			Year Ended			Year Ended
(Dollars in thousands)	December 31, 2025			December 31, 2024			December 31, 2023
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance(1)	Interest	Rate	Balance(1)	Interest	Rate	Balance(1)	Interest	Rate
ASSETS
Interest earning assets:
Loans:
Taxable loans (5)	$537,373	$32,499	6.05%	$513,249	$30,342	5.91%	$474,060	$25,876	5.46%
Tax-exempt loans	25,013	926	3.70	23,608	767	3.25	28,169	852	3.02
Total loans	562,386	33,425	5.94	536,857	31,109	5.79	502,229	26,728	5.32
Investment securities:
Taxable investment securities	285,841	5,359	1.87	305,130	5,749	1.88	324,338	6,193	1.91
Tax-exempt investment securities	5,570	119	2.14	5,575	118	2.12	6,478	139	2.15
Total investment securities	291,411	5,478	1.88	310,705	5,867	1.89	330,816	6,332	1.91

Interest bearing deposits	5,682	72	1.27	6,355	140	2.20	5,158	121	2.35
Total interest earning assets	859,479	38,975	4.53	853,917	37,116	4.35	838,203	33,181	3.96

Non-interest earning assets:
Cash and due from banks	5,033			5,412			6,740
Allowance for credit losses	(6,483)			(5,874)			(5,677)
Premises and equipment	9,258			9,121			8,132
Other assets (7)	2,373			(3,025)			(8,692)
Total assets	$869,660			$859,551			$838,706

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing demand deposits (2)	$210,347	3,589	1.71	$207,438	3,684	1.78	$214,785	2,789	1.30
Savings deposits	131,814	66	0.05	132,416	66	0.05	137,665	69	0.05
Time deposits	218,944	7,807	3.57	205,583	7,417	3.61	184,165	5,389	2.93
Short-term and long-term borrowings and other interest bearing liabilities	52,610	2,155	4.10	68,612	3,020	4.40	63,163	2,242	3.55
Total interest bearing liabilities	613,715	13,617	2.22	614,049	14,187	2.31	599,778	10,489	1.75

Non-interest bearing liabilities:
Demand deposits	197,780			194,727			196,447
Other	5,984			6,880			6,240
Stockholders’ equity	52,181			43,895			36,241
Total liabilities and stockholders’ equity	$869,660			$859,551			$838,706
Net interest income and net interest rate spread		$25,358	2.31%		$22,929	2.04%		$22,692	2.21%
Net interest margin on interest earning assets (3)			2.95%			2.69%			2.71%
Net interest income and net interest margin - Tax equivalent basis (4)		$25,636	2.98%		$23,164	2.71%		$22,955	2.74%

Notes:

On the following page.

TABLE 2

RATE/VOLUME ANALYSIS OF NET INTEREST INCOME

(Dollars in thousands)	2025 Compared to 2024			2024 Compared to 2023
	Increase (Decrease) Due To (6)			Increase (Decrease) Due To (6)
	Volume	Rate	Total	Volume	Rate	Total
ASSETS
Interest earning assets:
Loans:
Taxable (5)	$1,426	$731	$2,157	$2,139	$2,327	$4,466
Tax-exempt	46	113	159	(138)	53	(85)
Total loans (8)	1,472	844	2,316	2,001	2,380	4,381
Investment securities:
Taxable	(363)	(27)	(390)	(367)	(77)	(444)
Tax-exempt	—	1	1	(19)	(2)	(21)
Total investment securities	(363)	(26)	(389)	(386)	(79)	(465)
Interest bearing deposits	(15)	(53)	(68)	28	(9)	19
Total interest earning assets	1,094	765	1,859	1,643	2,292	3,935
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Demand deposits (2)	$52	$(147)	$(95)	$(95)	$990	$895
Savings deposits	—	—	—	(3)	—	(3)
Time deposits	482	(92)	390	627	1,401	2,028
Other, including short and long-term borrowings, and other interest bearing liabilities	(704)	(161)	(865)	193	585	778
Total interest bearing liabilities	(170)	(400)	(570)	722	2,976	3,698
Net interest income	$1,264	$1,165	$2,429	$921	$(684)	$237

Notes:

(1)	Average balances were calculated using a daily average.
(2)	Includes interest bearing demand and money market accounts.
(3)	Net margin on interest earning assets is net interest income divided by average interest earning assets.
(4)	Interest on obligations of states and municipalities is not subject to federal income tax. To make the net yield comparable on a fully taxable basis, a tax equivalent adjustment is applied against the tax-exempt income using a federal tax rate of 21%.
(5)	Non-accruing loans are included in the above table until they are charged off.
(6)	The change in interest due to rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
(7)	Includes average net unrealized losses on debt securities: $38.0 million, $45.4 million and $51.9 million in 2025, 2024 and 2023, respectively.
(8)	Interest income includes loan fees of $55,000, $130,000 and $117,000 in 2025, 2024 and 2023, respectively.

Net interest income was $25.4 million for the year ended December 31, 2025. An increase of $1.2 million in both volume and rate, respectively, resulted in an overall increase in net interest income of $2.4 million, or 10.6%, when compared to net interest income of $22.9 million for the comparable 2024 period, which increased by $237,000, or 1.0%, over the comparable 2023 period. Average interest earning assets increased $5.6 million, or 0.7%, to $859.5 million, during the year ended December 31, 2025, compared to the same period in 2024, which increased $15.7 million, or 1.9%, compared to the year ended December 31, 2023.

On average, total loans outstanding increased $25.5 million, or 4.8%, in 2025 compared to 2024. Average total loans outstanding increased $34.6 million, or 6.9%, in 2024 compared to 2023. Average yields on loans increased by 15 basis points in 2025 compared to 2024, which was 47 basis points more than 2023. As shown in Table 2, Rate – Volume Analysis of Net Interest Income, the increase in yield in 2025 increased interest income on loans by approximately $844,000, while the increase in volume raised interest income by $1.5 million compared to 2024, resulting in a net increase in interest recorded on loans of $2.3 million. During 2024, the increase in the yield on loans increased interest income by approximately $2.4 million, while the increase in volume raised interest income by $2.0 million compared to 2023, resulting in a net increase in interest recorded on loans of $4.4 million.

Average investment securities decreased by $19.3 million, or 6.2%, during 2025. The decrease in volume on investment securities in 2025 accounted for a $363,000 decrease in interest income, while the decrease in yield on investment securities decreased interest income by $26,000, resulting in an aggregate decrease in interest recorded on investment securities of $389,000 in 2025 compared to 2024. Average investment securities decreased by $20.1 million, or 6.1%, during 2024. The decrease in volume of investment securities in 2024 accounted for a $386,000 decrease in interest income, while the decrease in yield on investment securities of $79,000 resulted in an aggregate decrease in interest recorded on investment securities of $465,000 in 2024 compared to 2023. Average yields on investment securities decreased by one basis point in 2025 compared to 2024, which was two basis points less than 2023.

In total, the yield on earning assets in 2025 was 4.53% compared to 4.35% in 2024 and 3.96% in 2023. On a fully tax equivalent basis, the yield on earning assets increased 19 basis points to 4.57% in 2025, from 4.38% in 2024, which increased 39 basis points from 3.99% in 2023.

Average interest bearing liabilities decreased by $334,000, or 0.1%, in 2025 compared to 2024, which increased $14.3 million, or 2.4%, compared to 2023. Average borrowings and other interest bearing liabilities decreased by $16.0 million, or 23.3%, in 2025 compared to 2024, which was partially offset by an increase in interest bearing deposits of $15.7 million, or 2.9%. Average interest bearing deposits increased by $8.8 million, or 1.6%, in 2025 compared to 2024, due to an increase in time deposits of $21.4 million, which was partially offset by declines in interest bearing demand and savings deposits as customers sought higher interest rate deposit products. Over the same period, average short-term borrowings increased by $9.0 million, due to an increase in average FRB advances, and average repurchase agreements increased by $5.4 million. These increases were partially offset by a decrease of $8.8 million in average long-term debt due to the maturity of a $15.0 million advance in May 2024.

Changes in the volume and rate of total interest bearing liabilities, in the aggregate, decreased interest expense by $570,000 in 2025 compared to 2024, while the aggregate changes in volume and rate in 2024 increased interest expense by $3.7 million compared to 2023. The percentage of average interest earning assets funded by average non-interest bearing demand deposits was approximately 23.0% in 2025, compared to 22.8% in 2024, and 23.4% in 2023. The total cost to fund earning assets (computed by dividing the total interest expense by the total average earning assets) in 2025 was 1.58%, compared to 1.66% in 2024 and 1.25% in 2023.

PROVISION FOR CREDIT LOSSES

The Company determined that a provision for credit losses of $923,000 was appropriate for 2025, compared to a provision for credit losses of $534,000 recorded in 2024. The discussion included in the Loans and Allowance for Credit Losses section below titled “Financial Condition” explains the information and analysis used to derive the provision for credit losses for 2025.

NON-INTEREST INCOME

The Company remains committed to providing comprehensive services and products to meet the current and future financial needs of its customers. Juniata believes its responsiveness to customers’ needs surpasses that of many of its competitors, and it measures its success by the customer acceptance of fee-based services. The Company continually explores avenues to enhance product offerings in areas beneficial to its customers, such as adding new features and services for its electronic banking clientele. Fraud protection services are made available to all consumer depositors. Juniata offers a variety of options for financing to home-buyers that includes a mortgage referral program, which provides fee income. Juniata also provides alternative investment opportunities through an arrangement with a broker-dealer that integrates the delivery of non–traditional products with Juniata’s Trust Division. This arrangement enables Juniata to meet the investment needs of a varied customer base and to better identify its clients’ needs for traditional trust services.

Non-interest income was $5.8 million for both the years ended December 31, 2025 and December 31, 2024. The majority of the Company’s non-interest income is derived from fee-generated income sources. Fee-generated non-interest income consists of customer service fees derived from deposit accounts, debit card fee income, trust relationships and sales of non-deposit products. In 2025, revenues from these services totaled $4.4 million, with increases of $101,000, or 5.7%, in customer service fees and $21,000, or 1.2%, in debit card fee income compared to the year ended 2024. These increases were partially offset by decreases of $25,000, or 5.3%, in trust fees and $108,000, or 27.8%, in commissions from sales of non-deposit products with the latter primarily due to the transition to a new wealth management business model in 2025.

Trust fees decreased in 2025 compared to 2024 due to a decrease in estate settlement fees which were partially offset by an increase in non-estate trust fees. Variances in trust fees from estate settlements can arise because estate settlements occur sporadically and are not necessarily consistent year to year. Non-estate trust fees are repeatable revenues that generally increase and decrease in relation to movements in interest rates as market values of trust assets under management increase or decrease and as new relationships are established.

Also impacting the comparative year end periods was a decrease of $61,000, or 16.9%, in other non-interest income in 2025 compared to 2024 due to recording a $50,000 net loss on the sale of fixed assets primarily attributed to the loss recorded on the sale of the Port Allegany branch office in 2025.

As a percentage of average assets, non-interest income was 0.66% and 0.68%, respectively, for the years ended 2025 and 2024.

NON-INTEREST EXPENSE

Management strives to control non-interest expense where possible to improve operating results. Non-interest expense was $20.8 million for the year ended December 31, 2025 compared to $21.0 million for the year ended December 31, 2024, a decrease of 0.9%. Most significantly impacting non-interest expense in the comparative year end periods was a decrease in employee benefits expenses of $307,000, or 12.5%, due to a decline in medical claims expenses for the year ended December 31, 2025 compared to the year ended December 31, 2024.

Also impacting the comparative year end periods were decreases of $144,000, or 10.2%, in occupancy expenses and $110,000, or 9.7%, in professional fees. These decreases were partially offset by increases of $129,000, or 1.4%, in employee compensation expense and $205,000, or 192.5%, in the provision for unfunded loan commitments, which is included in other non-interest expense, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase in the provision for unfunded loan commitments was due to an increase in loan commitments between periods.

As a percentage of average assets, non-interest expense was 2.40% and 2.44%, respectively, for the years ended 2025 and 2024.

INCOME TAXES

Income tax expense for 2025 was $1.4 million compared to $979,000 in 2024. The increase was due to more taxable income in the 2025 period. Juniata qualifies for a federal tax credit for investments in low-income housing partnerships. The tax credit was $329,000 for both the year ended December 31, 2025 and the year ended December 31, 2024.

Exclusive of the tax credit, the Company recorded income tax expense of $1.7 million in 2025 and $1.3 million in 2024. Juniata’s effective tax rate in 2025 was 14.8% versus 13.6% in 2024. See Note 13 of The Notes to Consolidated Financial Statements for further information on income taxes.

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

TABLE 3

CHANGES IN USES AND SOURCES OF FUNDS

(Dollars in thousands)	2025			2024
	Average	Increase (Decrease)		Average
	Balance	Amount	%	Balance
Funding Uses:
Taxable loans	$537,373	$24,124	4.7%	$513,249
Tax-exempt loans	25,013	1,405	6.0	23,608
Taxable securities	285,841	(19,289)	(6.3)	305,130
Tax-exempt securities	5,570	(5)	(0.1)	5,575
Interest bearing deposits	5,682	(673)	(10.6)	6,355
Total interest earning assets	859,479	5,562	0.7	853,917
Investment in:
Low-income housing	683	(322)	(32.0)	1,005
BOLI and annuities	15,621	529	3.5	15,092
Goodwill and intangible assets	10,038	(78)	(0.8)	10,116
Unrealized gains (losses) on securities	(37,669)	7,717	(17.0)	(45,386)
Other non-interest earning assets	27,991	(2,690)	(8.8)	30,681
Less: Allowance for credit losses	(6,483)	(609)	10.4	(5,874)
Total uses	$869,660	$10,109	1.2%	$859,551

Funding Sources:
Interest bearing demand deposits	$210,347	$2,909	1.4%	$207,438
Savings deposits	131,814	(602)	(0.5)	132,416
Time deposits under $100	112,706	2,187	2.0	110,519
Time deposits over $100	106,238	11,174	11.8	95,064
Repurchase agreements	15,888	630	4.1	15,258
Short-term borrowings	33,902	(7,414)	(17.9)	41,316
Long-term debt	2,082	(9,107)	(81.4)	11,189
Other interest bearing liabilities	738	(111)	(13.1)	849
Total interest bearing liabilities	613,715	(334)	(0.1)	614,049
Demand deposits	197,780	3,053	1.6	194,727
Other liabilities	5,984	(896)	(13.0)	6,880
Stockholders’ equity	52,181	8,286	18.9	43,895
Total sources	$869,660	$10,109	1.2%	$859,551

Overall, total average assets increased by $10.1 million, or 1.2%, for the year 2025 compared to 2024. The increase in 2025 was primarily due to an increase in taxable loans, which were funded by cash flows from taxable securities, as well as time deposits and interest bearing and noninterest bearing demand deposits. Average short- and long-term borrowings declined by $7.4 million and $9.1 million, respectively, in 2025 compared to 2024 as deposits, rather than borrowings, were used for funding needs. The ratio of average earning assets to total average assets decreased from 99.3% in 2024 to 98.8% in 2025. The ratio of average interest bearing liabilities to total average assets decreased from 71.4% in 2024 to 70.6% in 2025. Although Juniata’s investment in low-income elderly housing projects and its bank owned life insurance and annuities are not classified as interest-earning assets, income is derived directly from those assets. These instruments represented 1.9% of total average assets in 2025 and 2024. Total average stockholders’ equity increased $8.3 million as of December 31, 2025 compared to December 31, 2024 primarily due to a decrease in accumulated other comprehensive loss due to the amortization of unrealized holding losses on previously transferred HTM securities and the net change in unrealized AFS security losses, as well as an increase in retained earnings. A more detailed discussion of the Company’s earning assets and interest bearing liabilities will follow in the Sections titled “Loans”, “Investments” and “Deposits”.

LOANS

Loans outstanding at the end of each year consisted of the following:

(Dollars in thousands)
	Years Ended December 31,
	2025	2024	2023	2022	2021
Commercial, financial and agricultural	$78,016	$68,234	$65,821	$61,458	$62,639
Real estate - commercial	273,135	247,582	223,077	199,206	159,806
Real estate - construction	58,064	37,827	52,589	50,748	43,281
Real estate - mortgage	173,889	162,771	162,385	150,290	131,754
Obligations of states and political subdivisions	15,258	13,850	17,232	18,770	16,323
Personal	3,016	3,605	4,290	4,040	4,500
Total loans	$601,378	$533,869	$525,394	$484,512	$418,303

The following table summarizes how the ending balances changed in each of the last two years.

(Dollars in thousands)
	2025	2024
Beginning balance	$533,869	$525,394
Net new loans	66,974	7,834
Loans charged off	(34)	(40)
Loans transferred to repossessions	—	(10)
Other adjustments to carrying value	569	691
Net change	67,509	8,475
Ending balance	$601,378	$533,869

The following table presents the maturity distribution and amount of loans with fixed and variable interest rates as of December 31, 2025.

		After 1 Year	After 5 Years
(Dollars in thousands)	Within	But Within	But Within	After
	1 Year	5 Years	15 Years	15 Years	Total
Loans with Fixed Interest Rates
Commercial, financial, and agricultural	$692	$13,536	$20,767	$92	$35,087
Real estate - commercial	292	20,425	13,487	6,074	40,278
Real estate - construction:
Other construction loans	533	1,604	3,582	2,545	8,264
Real estate - mortgage	1,774	6,566	44,754	62,021	115,115
Other loans	249	4,326	9,258	7	13,840
Total fixed rate loans	$3,540	$46,457	$91,848	$70,739	$212,584
Loans with Variable Interest Rates
Commercial, financial, and agricultural	$14,339	$16,511	$11,184	$895	$42,929
Real estate - commercial	2,506	31,476	83,880	114,995	232,857
Real estate - construction:
1-4 family residential construction	266	—	—	—	266
Other construction loans	12,502	15,933	13,141	7,958	49,534
Real estate - mortgage	573	5,449	25,492	27,260	58,774
Other loans	1	107	804	3,522	4,434
Total variable rate loans	$30,187	$69,476	$134,501	$154,630	$388,794
Total loans	$33,727	$115,933	$226,349	$225,369	$601,378

The loan portfolio was comprised of approximately 29.4% consumer loans (real estate – mortgage and personal loans) and 70.6% commercial loans (commercial, financial and agricultural, real estate – commercial and construction, and obligations of states and political subdivisions) on December 31, 2025 compared to 31.1% consumer loans and 68.9% commercial loans on December 31, 2024. Management believes that diversification in the loan portfolio is important and performs a loan concentration analysis on a quarterly basis. The highest loan concentration by activity type in 2025 was real estate - commercial loans secured by income-producing property, with debt service on this category of loans being reliant upon the cash flow generated by the property. In the aggregate, loans in this category had outstanding balances of $264.2 million at December 31, 2025, or 213.38% of the Bank’s capital. Components of this concentration group with balances considered for general reserve purposes are as follows:

(Dollars in thousands)
NAIC Definition	Outstanding Balance	% of Bank Capital
Lessors of residential buildings and dwellings	$91,105	112.30%
Lessors of non-residential buildings	66,856	82.41
New housing for-sale builders	43,042	53.06
Hotels and motels	42,931	52.92
Continuing care retirement communities	20,273	24.99
Total	$264,207	213.38%

Given the reserves allocated to this sector over the years and the continued economic and market uncertainty, management continues to assess a concentration risk factor to this group of loans when analyzing the adequacy of the allowance for credit losses. See Note 6 of The Notes to Consolidated Financial Statements.

During 2025, all loan classes increased except the personal loan class. During 2024, the commercial, financial and agricultural, real estate – commercial and real estate – mortgage loan classes increased, offset by declines in the real estate – construction, obligations of states and political subdivisions and personal loan classes. Continued emphasis is placed on responsiveness and personal attention given to customers, which management believes differentiates the Bank from its competition. Nearly all commercial loans are either variable or adjustable rate loans, while non-mortgage consumer loans generally have fixed rates for the duration of the loan.

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

The current expected credit loss (“CECL”) model is based primarily on forecasted economic scenarios as well as qualitative factors specific to Juniata. A quarterly provision or credit is charged or credited to earnings to maintain the allowance for credit losses at an adequate level. Charge-offs and recoveries are recorded as adjustments to the allowance for credit losses. The allowance for credit losses on December 31, 2025 was 1.18% of total loans, net of unearned interest, compared to 1.16% of total loans, net of unearned interest at December 31, 2024.

Juniata recorded a provision for credit losses of $923,000 in 2025 compared to a provision for credit losses of $534,000 in 2024. Loan growth of 12.6% as of December 31, 2025 compared to December 31, 2024 was the primary factor for the increase in the provision for credit losses. Net charge-offs as a percentage of average loans outstanding were 0.00% and 0.01% for the years ended 2025 and 2024, respectively.

At December 31, 2025, non-performing loans (as defined in Table 4 below), as a percentage of the allowance for credit losses, were 9.0%, compared to 9.9% at December 31, 2024. Non-performing loans as a percentage of loans outstanding were 0.11% and 0.12% as of December 31, 2025 and December 31, 2024, respectively. All non-performing loans were collateralized with real estate at December 31, 2025, except three non-accrual loans totaling $148,000.

TABLE 4

NON-PERFORMING LOANS

(Dollars in thousands)	December 31, 2025	December 31, 2024
Non-performing loans
Non-accrual loans	$635	$496
Accruing loans past due 90 days or more	—	119
Total	$635	$615

Loans outstanding	$601,378	$533,869

Ratio of non-performing loans to loans outstanding	0.11%	0.12%
Ratio of non-accrual loans to loans outstanding	0.11%	0.09%
Allowance for credit losses to non-accrual loans	1,115.43%	1,246.57%

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

When a loan is placed on non-accrual status, all unpaid interest credited to income is reversed against current period income. Interest received on non-accrual loans generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. Generally, accruals are resumed on loans only when the obligation is brought fully current with respect to interest and principal, has performed in accordance with the contractual terms for a reasonable period and the ultimate collectability of the total contractual principal and interest is no longer in doubt. The Company’s non-accrual and charge-off policies are the same, regardless of the loan type. During the year ended December 31, 2025, gross interest income that would have been recorded if loans on non-accrual status had been current was $100,000. The Company recognized no interest income on non-accrual loans during the year ended December 31, 2025.

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

The quantitative general allowance was $3.7 million at December 31, 2025 and $3.0 million at December 31, 2024.

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

The qualitative analysis resulted in a general reserve of $3.4 million at December 31, 2025, compared to $3.1 million at December 31, 2024.

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

The Company recorded net charge-offs of $23,000 in 2025 compared to net charge-offs of $28,000 in 2024. The allowance for credit losses at December 31, 2025 increased by 14.6% over the allowance for credit losses at December 31, 2024 due primarily to loan growth of 12.6% in 2025. Management’s analysis indicated that the allowance for credit losses of $7.1 million at December 31, 2025 was adequate.

A summary of activity in the allowance for credit losses for the last five years is shown below.

(Dollars in thousands)	Years Ended December 31,
	2025	2024	2023	2022	2021
Balance of allowance - beginning of period	$6,183	$5,677	$4,027	$3,508	$4,094
Impact of adopting ASC 326	—	—	757	—	—
Initial allowance on loans purchased with credit deterioration	—	—	354	—	—
Loans charged off:
Real estate - mortgage	(4)	—	(19)	(23)	—
Personal	(30)	(40)	(28)	(13)	(17)
Total charge-offs	(34)	(40)	(47)	(36)	(17)
Recoveries of loans previously charged off:
Commercial, financial and agricultural	—	—	—	2	7
Real estate - commercial	—	—	—	—	36
Real estate - construction	—	—	—	—	86
Real estate - mortgage	4	3	66	94	61
Personal	7	9	20	4	10
Total recoveries	11	12	86	100	200

Net (charge-offs) recoveries	(23)	(28)	39	64	183
Provision (benefit) for credit losses	923	534	500	455	(769)
Balance of allowance - end of period	$7,083	$6,183	$5,677	$4,027	$3,508

Ratio of net (charge-offs) recoveries during period to
average loans outstanding	(0.00)%	(0.01)%	0.01%	0.01%	0.04%

Because of the Company’s low rate of charge-offs, disaggregated ratios of net charge-offs to average loans outstanding are not provided.

The following tables show how the allowance for credit losses is allocated among the various types of outstanding loans and the percentage of loans by type to total loans.

(Dollars in thousands)	Years Ended December 31,
	2025	2024	2023	2022	2021
Commercial, financial and agricultural	$1,201	$994	$740	$297	$251
Real estate - commercial	3,087	3,010	2,799	1,110	1,020
Real estate - construction	1,421	853	882	1,146	884
Real estate - mortgage	30	24	39	1,385	1,269
Obligations of states and political subdivisions	1,320	1,258	1,157	54	45
Personal	24	44	60	35	39
Total	$7,083	$6,183	$5,677	$4,027	$3,508

	Years Ended December 31,
	2025	2024	2023	2022	2021
Commercial, financial and agricultural	13.0%	12.8%	12.5%	12.7%	15.0%
Real estate - commercial	45.4%	46.4%	42.5%	41.1%	38.2%
Real estate - construction	9.7%	7.1%	10.0%	10.5%	10.3%
Real estate - mortgage	28.9%	30.4%	30.9%	31.0%	31.5%
Obligations of states and political subdivisions	2.5%	2.6%	3.3%	3.9%	3.9%
Personal	0.5%	0.7%	0.8%	0.8%	1.1%
Total	100%	100%	100%	100%	100%

INVESTMENTS

Total investments, defined to include all interest earning assets except loans (i.e., debt securities available for sale at fair value and held to maturity at amortized cost, equity securities, federal funds sold, interest bearing deposits, restricted investment in bank stock and other interest-earning assets), totaled $247.3 million on December 31, 2025, a decrease of $18.6 million, or 7.0%, compared to year-end 2024.

The following table summarizes how the ending balances changed annually in each of the last two years.

(Dollars in thousands)
	2025	2024
Beginning balance	$265,903	$282,729
Redemption of equity securities	(46)	—
Proceeds from sales, calls and maturities of debt securities available for sale	(12,151)	(4,742)
Proceeds from calls and maturities of debt securities held to maturity	(14,042)	(13,864)
Change in value of equity securities	131	115
Adjustment in market value of securities available of sale	3,220	1,925
Amortization of unrealized holding losses on securities held to maturity	4,619	4,847
Amortization/accretion on securities available for sale	(92)	(123)
Restricted investment in bank stock, net change	(8)	823
Interest bearing deposits with others, net change	(205)	(5,807)
Net change	(18,574)	(16,826)
Ending balance	$247,329	$265,903

The investment area is managed according to internally established guidelines and quality standards. Juniata separates its investment securities portfolio into two classifications: those held to maturity and those available for sale. Juniata holds no securities in the trading classification.

At December 31, 2025, the market value of the investment securities portfolio was less than amortized cost by $5.2 million, compared to December 31, 2024 when the market value of the investment securities portfolio was less than amortized cost by $15.1 million. The average maturity of the investment portfolio was 6.4 years on December 31, 2025 and 6.9 years on December 31, 2024.

The following table sets forth the maturities of securities and the weighted average yields of such securities by scheduled maturity or call dates. Yields on obligations of states and public subdivisions are presented on a tax-equivalent basis.

(Dollars in thousands)			After One Year		After Five Years
	Within One year		But Within Five Years		But Within Ten Years		After Ten Years		Total
December 31, 2025	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Debt securities available for sale, at fair value:
Obligations of U.S. Government agencies and corporations	$5,865	0.70%	$6,754	0.78%	$—	—%	$—	—%	$12,619	0.74%
Obligations of state and political subdivisions	1,465	3.87%	1,266	1.79%	3,614	1.80%	—	—%	6,345	2.28%
Corporate Debt Securities	1,967	2.75%	—	—%	9,031	3.96%	—	—%	10,998	3.74%
Mortgage-backed securities, residential	337	2.53%	21,969	3.45%	2,719	2.80%	613	2.64%	25,638	3.35%
Total	$9,634	1.66%	$29,989	2.78%	$15,364	3.25%	$613	2.64%	$55,600	2.71%
Debt securities held to maturity, at amortized cost:
Obligations of U.S. Government agencies and corporations	$—	—%	$31,481	4.32%	$—%		$—	—%	$31,481	4.32%
Mortgage-backed securities, residential	—	—%	16,733	5.44%	100,760	4.62%	33,231	2.62%	150,724	4.27%
Total	$—	—%	$48,214	4.71%	$100,760	4.62%	$33,231	2.62%	$182,205	4.28%

BANK OWNED LIFE INSURANCE AND ANNUITIES

The Company periodically insures the lives of certain bank officers to provide split-dollar life insurance benefits to some key officers and to offset the cost of providing post-retirement benefits through non-qualified plans. Some annuities are also owned to provide cash streams that match certain post-retirement liabilities. The $733,000 increase in cash surrender value of the Company’s bank owned life insurance (“BOLI”) and annuities was due primarily to earnings and the purchase of additional insurance related to a 1035 Exchange for an active participant to take advantage of increased interest rates. See Note 7 of The Notes to Consolidated Financial Statements.

The following table summarizes how the cash surrender values of these instruments changed annually in each of the last two years.

(Dollars in thousands)
	2025	2024
Beginning balance	$15,214	$14,841
BOLI earnings	247	219
Annuity earnings	16	17
BOLI purchases	890	717
BOLI premiums	19	19
Annuity premiums	7	8
BOLI death benefit received	(372)	(663)
Annuity death benefits received	(104)	—
Gain from BOLI proceeds	30	56
Net change	733	373
Ending balance	$15,947	$15,214

GOODWILL AND INTANGIBLE ASSETS

Branch Acquisition

On September 8, 2006, the Company acquired a branch office in Richfield, PA. Goodwill recorded on the acquisition was $2.0 million and is measured annually for impairment.

FNBPA Acquisition

On November 30, 2015, the Company completed its acquisition of FNBPA. Goodwill recorded on the acquisition was $3.4 million as of December 31, 2025 and 2024. In addition, a core deposit intangible in the amount of $303,000 was recorded and is being amortized over a ten-year period using a sum of the year’s digits basis. Core deposit intangible amortization expense recorded in 2025 was $5,000 and was fully amortized in 2025. Core deposit and other intangible assets, net of amortization, was fully amortized as of December 31, 2025 and $5,000 as of December 31, 2024.

LCB Acquisition

On April 30, 2018, Juniata completed the acquisition of LCB and, as a result, recorded goodwill of $3.6 million as of December 31, 2025 and 2024. In addition, a core deposit intangible of $289,000 was recorded and will be amortized over a ten-year period using a sum of the years’ digits basis. Core deposit intangible expense recorded in 2025 was $17,000, and for the succeeding three years beginning 2026, is estimated to be $12,000, $7,000 and $2,000 per year, respectively. The core deposit intangible will be fully amortized in 2028. Core deposit intangible, net of amortization, was $21,000 as of December 31, 2025 and $38,000 as of December 31, 2024.

Path Valley Acquisition

On May 12, 2023, Juniata acquired the Path Valley branch office and, as a result, recorded goodwill of $765,000 as of December 31, 2025 and 2024. In addition, a core deposit intangible of $303,000 was recorded and is being amortized over a ten-year period using a sum of the years’ digit basis. Core deposit intangible expense recorded in 2025 was $46,000, and for the succeeding five years beginning 2026, is estimated to be $40,000, $35,000, $30,000, $24,000 and $18,000 per year, respectively, and $22,000 thereafter. Core deposit intangible, net of amortization, was $169,000 as of December 31, 2025 and $215,000 as of December 31, 2024.

Mortgage Servicing Rights

The Company did not originate and sell residential mortgage loans to the secondary market in 2025 or 2024; however, the Company retained the servicing rights on loans originated and sold in prior years. The mortgage servicing rights are valued based on the present value of estimated future cash flows on pools of mortgages stratified by rate and maturity date. The computed value is carried as an intangible asset. As of December 31, 2025 and December 31, 2024, the fair value of mortgage servicing rights was $60,000 and $69,000, respectively.

DERIVATIVES

The Company may enter into derivative financial instruments as part of its asset liability management strategy to help manage its interest rate risk position and to meet the needs of customers. As of December 31, 2025 and 2024, the Company had no derivatives designated as hedging instruments. The Company does, however, have derivatives not designated as hedging instruments. At December 31, 2025, the Company had risk participation agreements with a fair value of $20,000 and back-to-back swaps with commercial borrowers with a fair value of $161,000. See Note 22 of The Notes to Consolidated Financial Statements.

DEFERRED TAXES

The Company accounts for income taxes under the asset/liability method. Deferred tax assets and liabilities are recognized for the future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss and tax credit carryforwards, if applicable. A valuation allowance is established against deferred tax assets when, in the judgment of management, it is more likely than not that such deferred tax assets will not become realizable. The Company recorded net deferred tax assets of $8.2 million and $9.8 million, at December 31, 2025 and December 31, 2024, respectively. The net deferred tax assets were carried as a non-interest earning asset. See Note 13 of The Notes to Consolidated Financial Statements.

OTHER NON-INTEREST EARNING ASSETS

The following table summarizes the components of the non-interest earning asset category, and how the ending balances changed over the last two years.

(Dollars in thousands)
	2025	2024
Beginning balance	$29,932	$43,030
Cash and cash equivalents	655	(12,125)
Premises and equipment, net	(126)	1,202
Investment in low-income housing	(322)	(322)
Deferred tax assets	(1,644)	(1,477)
Other receivables and prepaid expenses	(865)	(376)
Net change	(2,302)	(13,098)
Ending balance	$27,630	$29,932

DEPOSITS

As of December 31, 2025, total deposits were $781.8 million, an increase of $33.8 million, or 4.5%, compared to the previous year end. Juniata had $126.9 million and $105.2 million in uninsured deposits as of December 31, 2025 and 2024, respectively.

The following table summarizes how the ending balances changed over the last two years.

(Dollars in thousands)
	2025	2024
Beginning balance	$747,957	$749,045
Demand deposits	13,064	(226)
Interest bearing demand deposits	10,496	(11,316)
Savings deposits	3,741	(5,511)
Time deposits	6,541	15,965
Net change	33,842	(1,088)
Ending balance	$781,799	$747,957

The following table shows the comparison of average transaction deposits and average time deposits as a percentage of total deposits for the last two years.

	Changes in Deposits
(Dollars in thousands)	2025			2024
	Average	Increase (Decrease)		Average
	Balance	Amount	%	Balance
Transaction deposits:
Money market	$46,396	$(1,552)	(3.2)%	$47,948
Interest bearing demand	163,951	4,461	2.8	159,490
Savings	131,814	(602)	(0.5)	132,416
Demand	197,780	3,053	1.6	194,727
Total transaction deposits	539,941	5,360	1.0	534,581

Time deposits:
$100 and greater	106,238	11,174	11.8	95,064
Other	112,706	2,187	2.0	110,519
Total time deposits	218,944	13,361	6.5	205,583
Total deposits	$758,885	$18,721	2.5%	$740,164

Average deposits increased 18.7 million, or 2.5%, to $758.9 million in 2025. Overall, transaction accounts increased by $5.3 million, or 1.0%, in 2025, while total time deposits increased by $13.4 million, or 6.5%. The largest dollar and percentage increase in 2025 compared to the previous year was in time deposits of $100,000 and greater, which increased by $11.2 million, or 11.8%.

Maturities of uninsured time deposits (i.e. those in the amount of $250,000 or more) outstanding at December 31, 2025 are summarized as follows:

(Dollars in thousands)
2025
Certificates of deposit of $250 or more
Maturing within 3 months	$11,231
Maturing within 3 to 6 months	16,313
Maturing within 6 to 12 months	9,438
Maturing 1‑5 years	5,453
Total	$42,435

Consumers have needs for transaction accounts, and the Bank is continuing to focus on that need in order to build deposit relationships. Products are geared toward low-cost convenience and ease for the customer. The Company’s strategy is to aggressively seek to grow customer relationships by staying in touch with customers’ changing needs and new methods of connectivity, to increase deposit (and loan) market share. The Bank offers identity protection services as an option for all consumer demand depositors. We believe this product to be a valuable and essential tool necessary to combat the upsurge in fraud and identity theft. This product provides a unique benefit to our customers.

In addition to deposit products, Juniata provides alternatives to customers through the sale of wealth management (non-deposit) products. The Bank competes in the marketplace with many sources that offer products that directly compete with traditional banking products. In keeping with our desire to provide our customers with a full array of financial services, we supplement the services traditionally offered by our Trust Department with wealth management consultants who are licensed and trained to sell variable and fixed rate annuities, mutual funds, stock brokerage services and long-term care insurance. Although the sale of these products can reduce the Bank’s deposit levels, these products offer solutions for our customers that traditional bank products cannot and allow us to service our customer base more completely. Fee income from the sale of non-deposit products (primarily annuities and mutual funds) was $280,000 in 2025 and $388,000 in 2024, representing approximately 4.9% and 6.7%, respectively, of total non-interest income.

OTHER INTEREST BEARING LIABILITIES

Juniata funds its needs primarily with local deposits and, when necessary, relies on external funding sources for additional funding. External funding sources include credit facilities at correspondent banks, the FHLB of Pittsburgh and the Federal Reserve Bank. Juniata’s average balances for all borrowings decreased by $16.0 million in 2025 compared to 2024.

	Changes in Borrowings
(Dollars in thousands)	2025			2024
	Average	Increase (Decrease)		Average
	Balance	Amount	%	Balance
Repurchase agreements	$15,888	$630	4.1%	$15,258
Short-term borrowings	33,902	(7,414)	(17.9)	41,316
Long-term debt	2,082	(9,107)	(81.4)	11,189
Other interest bearing liabilities	738	(111)	(13.1)	849
Total	$52,610	$(16,002)	(23.3)%	$68,612

STOCKHOLDERS’ EQUITY

Total stockholders’ equity increased by $9.9 million, or 20.9%, to $57.4 million in 2025 compared to 2024, primarily due to a decrease in accumulated other comprehensive loss from recording the amortization of unrealized holding losses on HTM securities and the net change in unrealized AFS security losses, as well as an increase in retained earnings. The Company was well-capitalized and had the capacity to maintain its historical dividend level in 2025. The Company’s net income exceeded dividends paid by $3.6 million.

The following table summarizes how the components of equity changed in the last two years.

(Dollars in thousands)
	2025	2024
Beginning balance	$47,457	$40,137
Net income	7,983	6,229
Dividends	(4,413)	(4,400)
Treasury stock issued for stock plans	30	32
Stock-based compensation	154	142
Repurchase of stock, net of re-issuance	(4)	(3)
Net change in unrealized AFS security losses	2,544	1,521
Amortization of unrealized holding losses on HTM securities	3,622	3,799
Net change	9,916	7,320
Ending balance	$57,373	$47,457

Average stockholders’ equity in 2025 was $52.2 million, an increase of 18.9% from $43.9 million in 2024. At December 31, 2025, Juniata held 132,480 shares of stock in treasury versus 147,895 at December 31, 2024. Return on average equity increased to 15.30% in 2025 from 14.19% in 2024. See the discussion in the 2025 Financial Overview section.

The Company periodically repurchases shares of its common stock under the share repurchase program approved by the Board of Directors. The program will remain authorized until all approved shares are repurchased, unless terminated by the Board of Directors. Repurchases have typically been accomplished through open market transactions and have complied with all regulatory restrictions on the timing and amount of such repurchases. Shares repurchased have been added to treasury stock and accounted for at cost. These shares may be reissued for stock option exercises, employee stock purchase plan purchases, restricted stock awards, to fulfill dividend reinvestment program needs and to supply shares needed as consideration in an acquisition. During 2025 and 2024, 282 and 239 shares, respectively, were repurchased in conjunction with this program. Additionally, 330 restricted shares were forfeited by a departing director in 2025. Treasury shares of 16,027 and 12,494 were also redeemed for equity grants and stock purchase plan purchases in 2025 and 2024, respectively. The treasury shares remaining authorized for repurchase in the program were 179,892 as of December 31, 2025.

Juniata declared dividends of $0.88 per common share in each of 2025 and 2024 (See Note 14 of The Notes to Consolidated Financial Statements regarding restrictions on dividends from the Bank to the Company). The dividend payout ratio was 55.28% and 70.63% in 2025 and 2024, respectively. The dividend payout ratio in 2025 was lower than 2024 due primarily to higher net income in 2025 compared to 2024. In January 2026, the Board of Directors declared a dividend of $0.22 per share to stockholders of record on February 13, 2026, payable on February 27, 2026.

Juniata’s book value per share at December 31, 2025 was $11.43 as compared to $9.48 at December 31, 2024. Juniata’s average equity to assets ratio for 2025 and 2024 was 6.00% and 5.11%, respectively. Refer also to the Capital Risk section in the asset / liability management discussion that follows.

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

Available liquidity encompasses all three sources of liquidity when determining liquidity adequacy and measures the Bank’s access to short-term funding sources for immediate needs and long-term funding sources when the need is determined to be permanent. Management uses both on-balance sheet liquidity and off-balance sheet liquidity to manage its liquidity position. The Company’s liquidity strategy seeks to maintain an adequate volume of high-quality liquid instruments to facilitate customer liquidity demands. Management also maintains sufficient capital, which provides access to the liability and off-balance sheet sides of the balance sheet for funding. An active knowledge of debt funding sources is important to liquidity adequacy.

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

It is the Company’s policy to maintain a primary liquidity ratio greater than 7.5% and a total liquidity ratio greater than 10% of total assets. The primary liquidity ratio equals liquid assets divided by total assets, where liquid assets equal the sum of cash and due from banks, federal funds sold, interest bearing deposits with other banks and available for sale securities. Total liquidity is comprised of all components noted in primary liquidity plus securities classified as held-to-maturity, if any. If either of these liquidity ratios falls below the minimum ratio, it is the Company’s policy to increase liquidity in a timely manner to achieve the required ratio. As of December 31, 2025, the Company’s primary and total liquidity ratios were 7.5% and 11.1%, respectively.

It is the Company’s policy to maintain available liquidity that, when combined with on-balance sheet liquidity, is greater than 15% of total assets and contingency liquidity that, when combined with on-balance sheet liquidity and available liquidity, is greater than 22.5% of total assets. As of December 2025, the Company’s available and contingency liquidity ratios were 20.4% and 51.7%, respectively.

Juniata is a member of the FHLB of Pittsburgh, which provides short-term liquidity and a source for long-term borrowings. The Bank uses this facility to satisfy temporary funding needs throughout the year. The Bank’s maximum borrowing capacity with the FHLB was $254.7 million, with a balance of $34.7 million outstanding as of December 31, 2025. To borrow additional amounts, the FHLB would require the Bank to purchase additional FHLB Stock. The Bank must maintain sufficient qualifying collateral to secure all outstanding advances.

As of December 31, 2025, the Company had no borrowings outstanding with the Federal Reserve and an unused borrowing capacity of $49.9 million with the Federal Reserve. The Company also has an unsecured line of credit with a correspondent bank totaling $11.0 million, of which no funds were drawn at December 31, 2025. These funding sources are periodically drawn upon to ensure the availability of funds.

The Company has an internal policy limit for brokered deposits of $175.0 million. As of December 31, 2025, the Company had no brokered deposits.

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

The Bank is subject to risk-based capital standards by which banks are evaluated in terms of capital adequacy. These regulatory capital requirements are administered by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital and classification are also subject to qualitative judgments by the regulators. Management believes that, as of December 31, 2025, the Bank met all capital adequacy requirements to which it was subject.

Prompt corrective action regulations provide five classifications: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2025 and 2024, the most recent regulatory notifications categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

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

Interest Rate Risk

For most financial institutions, including Juniata, interest rate risk primarily reflects exposures to changes in interest rates. Interest rate fluctuations affect earnings by changing net interest income and other interest-sensitive income and expense levels. Interest rate changes also affect capital by impacting the net present value of a bank’s future cash flows, and the cash flows themselves, as rates change. Interest rate risk is inherent in the banking industry. However, excessive interest rate risk can threaten a bank’s earnings, capital, liquidity and solvency. The Company’s sensitivity to changes in interest rate movements is continually monitored by the Asset Liability Management Committee (“ALCO”). At December 31, 2025, the Company’s cumulative repricing gap analysis indicated a liability-sensitive balance sheet through one year when measured on a static basis.

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

Economic Risk

Economic risk is the risk that the long-term or underlying value of the Company will change if interest rates change. Economic value of equity (“EVE”) represents the change in the value of the balance sheet without regard to business continuity. Rate shocks are applied to all financial assets and liabilities, using parallel and non-parallel rate shifts of 100 to 400 basis points to estimate the change in EVE under the various hypothetical scenarios. As of December 31, 2025, in a rising rate environment, the modeling results for all basis point rate increases indicated the Company’s loss in value of assets was greater than the present value gain in liabilities; however, the Company remained within EVE policy guidelines for all rate shock scenarios.

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

Exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and financial guarantees written is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making these commitments as it does for on-balance sheet instruments. The Company had outstanding loan origination commitments aggregating $122.5 million and $133.7 million on December 31, 2025 and 2024, respectively. Additionally, on December 31, 2025 and 2024, respectively, the Company had $9.8 million and $11.3 million outstanding in unfunded lines of credit commitments extended to its customers.

Letters of credit are instruments issued by the Company that guarantee payment by the Bank to the beneficiary in the event of default by the Company’s customer in the non-performance of an obligation or service. Most letters of credit are extended for a one-year period. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds collateral supporting those commitments for which collateral is deemed necessary. The amount of the liability as of December 31, 2025 and 2024 for guarantees under letters of credit issued was not material. The maximum undiscounted exposure related to these guarantees on December 31, 2025 was $5.2 million, and the approximate value of underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $67.0 million.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on our assessment, management concluded that as of December 31, 2025, the Company’s internal control over financial reporting was effective and met the criteria of the Internal Control-Integrated Framework (2013).

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of Juniata Valley Financial Corp.

Mifflintown, Pennsylvania

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Juniata Valley Financial Corp. (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Allowance for Credit Losses on Loans – Qualitative Factors

The allowance for credit losses (the “ACL”) as described in Notes 2 and 6 is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. The ACL on loans was $7.1 million as of December 31, 2025 and the provision for credit losses on loans was $923,000 for the year ended December 31, 2025. The ACL requires a projection of credit losses estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate.

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

Washington, D.C.

March 25, 2026

JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share data)	December 31, 2025	December 31, 2024
ASSETS
Cash and due from banks	$5,719	$5,064
Interest bearing deposits with banks	5,729	5,934
Cash and cash equivalents	11,448	10,998
Equity securities	1,273	1,189
Debt securities available for sale	55,600	64,623
Debt securities held to maturity (fair value $179,984 and $182,773, respectively)	182,205	191,627
Restricted investment in bank stock	2,522	2,530
Total loans	601,378	533,869
Less: Allowance for credit losses	(7,083)	(6,183)
Total loans, net of allowance for credit losses	594,295	527,686
Premises and equipment, net	9,256	9,382
Bank owned life insurance and annuities	15,947	15,214
Investment in low-income housing partnerships	510	832
Core deposit and other intangible assets	190	258
Goodwill	9,812	9,812
Mortgage servicing rights	60	69
Deferred tax asset, net	8,198	9,842
Accrued interest receivable and other assets	3,947	4,812
Total assets	$895,263	$848,874
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$209,865	$196,801
Interest bearing	571,934	551,156
Total deposits	781,799	747,957
Short-term borrowings and repurchase agreements	49,906	42,242
Long-term debt	—	5,000
Other interest bearing liabilities	720	830
Accrued interest payable and other liabilities	5,465	5,388
Total liabilities	837,890	801,417
Commitments and contingent liabilities
Stockholders’ Equity:
Preferred stock, no par value: Authorized - 500,000 shares, none issued	—	—
Common stock, par value $1.00 per share: Authorized 20,000,000 shares; Issued - 5,151,279 shares at December 31, 2025 and December 31, 2024; Outstanding - 5,018,799 shares at December 31, 2025 and 5,003,384 shares at December 31, 2024	5,151	5,151
Surplus	24,820	24,896
Retained earnings	56,696	53,126
Accumulated other comprehensive loss	(27,154)	(33,320)
Cost of common stock in Treasury: 132,480 shares at December 31, 2025; 147,895 shares at December 31, 2024	(2,140)	(2,396)
Total stockholders’ equity	57,373	47,457
Total liabilities and stockholders’ equity	$895,263	$848,874

See The Notes to Consolidated Financial Statements

JUNIATA FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
(Dollars in thousands, except share data)	December 31,
	2025	2024
Interest and dividend income:
Loans, including fees	$33,425	$31,109
Taxable securities	5,359	5,749
Tax-exempt securities	119	118
Other interest income	72	140
Total interest income	38,975	37,116
Interest expense:
Deposits	11,462	11,167
Short-term borrowings and repurchase agreements	2,077	2,719
Long-term debt	51	268
Other interest bearing liabilities	27	33
Total interest expense	13,617	14,187
Net interest income	25,358	22,929
Provision for credit losses	923	534
Net interest income after provision for credit losses	24,435	22,395
Non-interest income:
Customer service fees	1,868	1,767
Debit card fee income	1,773	1,752
Earnings on bank-owned life insurance and annuities	263	236
Trust fees	444	469
Commissions from sales of non-deposit products	280	388
Fees derived from loan activity	681	682
Change in value of equity securities	131	115
Gain from life insurance proceeds	30	56
Other non-interest income	299	360
Total non-interest income	5,769	5,825
Non-interest expense:
Employee compensation expense	9,151	9,022
Employee benefits	2,141	2,448
Occupancy	1,268	1,412
Equipment	933	863
Data processing expense	2,898	2,881
Professional fees	1,024	1,134
Taxes, other than income	162	191
FDIC Insurance premiums	514	575
Amortization of intangible assets	68	85
Amortization of investment in low-income housing partnerships	322	322
Other non-interest expense	2,350	2,079
Total non-interest expense	20,831	21,012
Income before income taxes	9,373	7,208
Income tax provision	1,390	979
Net income	$7,983	$6,229
Earnings per share
Basic	$1.59	$1.25
Diluted	$1.59	$1.24

See The Notes to Consolidated Financial Statements

JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2025			2024
(Dollars in thousands)	Pre-Tax	Tax	Net-of-Tax	Pre-Tax	Tax	Net-of-Tax
	Amount	Effect	Amount	Amount	Effect	Amount
Net income	$9,373	$(1,390)	$7,983	$7,208	$(979)	$6,229
Other comprehensive income:
Securities
Available for sale securities
Unrealized holding gain arising during the period	3,220	(676)	2,544	1,925	(404)	1,521
Held to maturity securities
Amortization of unrealized holding losses on held to maturity securities (1) (2)	4,619	(997)	3,622	4,847	(1,048)	3,799
Other comprehensive income	7,839	(1,673)	6,166	6,772	(1,452)	5,320
Total comprehensive income	$17,212	$(3,063)	$14,149	$13,980	$(2,431)	$11,549

(1)	Income tax amounts are included in the income tax provision on the Consolidated Statements of Income.
(2)	Amounts are included in interest income on the Consolidated Statements of Income.

See The Notes to Consolidated Financial Statements

JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Year ended December 31, 2025
					Accumulated
(Dollars in thousands, except share	Number				Other		Total
data)	of Shares	Common		Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Surplus	Earnings	Income (Loss)	Stock	Equity
Balance, January 1, 2025	5,003,384	$5,151	$24,896	$53,126	$(33,320)	$(2,396)	$47,457
Net income				7,983			7,983
Other comprehensive income					6,166		6,166
Cash dividends at $0.88 per share				(4,413)			(4,413)
Stock-based compensation			154				154
Purchase of treasury stock	(612)					(4)	(4)
Treasury stock issued for stock plans	16,027		(230)			260	30
Balance, December 31, 2025	5,018,799	$5,151	$24,820	$56,696	$(27,154)	$(2,140)	$57,373

	Year ended December 31, 2024
					Accumulated
(Dollars in thousands, except share	Number				Other		Total
data)	of Shares	Common		Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Surplus	Earnings	Income (Loss)	Stock	Equity
Balance, January 1, 2024	4,991,129	$5,151	$24,924	$51,297	$(38,640)	$(2,595)	$40,137
Net income				6,229			6,229
Other comprehensive income					5,320		5,320
Cash dividends at $0.88 per share				(4,400)			(4,400)
Stock-based compensation			142				142
Purchase of treasury stock	(239)					(3)	(3)
Treasury stock issued for stock plans	12,494		(170)			202	32
Balance, December 31, 2024	5,003,384	$5,151	$24,896	$53,126	$(33,320)	$(2,396)	$47,457

See The Notes to Consolidated Financial Statements

JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)	Year Ended December 31,
	2025	2024
Operating activities:
Net income	$7,983	$6,229
Adjustments to reconcile net income from operating activities:
Provision for credit losses	923	534
Depreciation	798	733
Net amortization of securities premiums	92	123
Net amortization of loan origination costs	89	80
Deferred net loan origination costs	(680)	(572)
Amortization of intangibles	68	85
Amortization of investment in low-income housing partnerships	322	322
Net amortization of purchase fair value adjustments	(34)	(4)
Change in value of equity securities	(131)	(115)
Earnings on bank owned life insurance and annuities	(263)	(236)
Deferred income tax (benefit) expense	(29)	35
Stock-based compensation expense	154	142
Mortgage servicing right adjustment	9	14
Gain from life insurance proceeds	(30)	(56)
Decrease in accrued interest receivable and other assets	865	366
Increase in accrued interest payable and other liabilities	(33)	(2,345)
Net cash provided by operating activities	10,103	5,335
Investing activities:
Purchases of:
Restricted stock	—	(823)
Premises and equipment	(621)	(1,935)
Bank owned life insurance	(890)	(717)
Bank owned life insurance premium and annuity payments	(26)	(27)
Proceeds from:
Redemption of equity securities	46	—
Maturities of and principal repayments on securities available for sale	12,151	4,742
Maturities of and principal repayments on securities held to maturity	14,042	13,864
Redemption of restricted stock	8	—
Life insurance claims	476	663
Sale of fixed assets	(50)	—
Sale of other assets	—	10
Net increase in loans	(66,908)	(7,994)
Net cash (used in) provided by investing activities	(41,772)	7,783
Financing activities:
Net increase (decrease) in deposits	33,842	(1,111)
Net increase (decrease) in short-term borrowings and securities sold under agreements to repurchase	7,664	(10,568)
Repayment of long-term debt	(5,000)	(15,000)
Cash dividends	(4,413)	(4,400)
Purchase of treasury stock	(4)	(3)
Treasury stock issued for employee stock plans	30	32
Net cash provided by (used in) financing activities	32,119	(31,050)
Net increase (decrease) in cash and cash equivalents	450	(17,932)
Cash and cash equivalents at beginning of year	10,998	28,930
Cash and cash equivalents at end of period	$11,448	$10,998
Supplemental information:
Interest paid	$13,671	$14,708
Federal income tax paid (no state or foreign taxes paid)	1,201	915
Supplemental schedule of noncash investing and financing activities:
Transfer of loans to repossessed vehicles	$—	$10

See The Notes to Consolidated Financial Statements

JUNIATA VALLEY FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2025 and 2024

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

Principles of Consolidation

The consolidated financial statements include the accounts of Juniata Valley Financial Corp. and its wholly owned subsidiary, The Juniata Valley Bank. All significant inter-company transactions and balances have been eliminated.

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

Revenue Recognition

The Company generally acts in a principal capacity, on its own behalf, in most contracts with customers. In such transactions, revenue and related costs to providing these services are recognized on a gross basis in the financial statements. In some cases, the Company acts in an agent capacity, deriving revenue through assisting other entities in transactions with its customers. In such transactions, revenue and the related costs to provide the services are recognized on a net basis in the financial statements. These transactions primarily relate to non-deposit product commissions and fees derived from customers’ use of various interchange and ATM/debit card networks.

All the Company’s revenue from contracts with customers in the scope of ASC Topic 606, Revenue from Contracts with Customers, are recognized within non-interest income on the consolidated statements of income. Revenue streams not within the scope of ASC 606 included in non-interest income on the consolidated statements of income include earnings on bank-owned life insurance and annuities, fees derived from loan activity, mortgage banking income, gain/loss on sales and calls of securities and the change in value of equity securities. Refer to Note 18 for a description of the Company’s sources of revenue accounted for under ASC 606.

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

Allowance for Credit Losses – Held to Maturity Securities

Management measures expected credit losses on held to maturity debt securities on a collective basis by major security type. Accrued interest receivable on held to maturity debt securities, recorded in accrued interest receivable and other assets on the Consolidated Statements of Condition, totaled $344,000 and $364,000 at December 31, 2025 and 2024, respectively, and is excluded from the estimate of credit losses. The estimate of expected credit losses considers historical credit loss information adjusted for current conditions and reasonable and supportable forecasts.

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

Changes in the allowance for credit losses are recorded as credit loss expense (or reversal). Losses are charged against the allowance when management believes the uncollectibility of an available for sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met. Accrued interest receivable on available for sale debt securities, recorded in accrued interest receivable and other assets on the Consolidated Statements of Condition, totaled $185,000 at December 31, 2025 and is excluded from the estimate of credit losses.

Equity Securities

Equity securities are carried at fair value, with changes in fair value reported in net income. Equity securities without readily determinable fair values are carried at cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment.

Restricted Investment in Bank Stock

The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of outstanding borrowings and other factors and may invest in additional amounts. The Bank also owns restricted stock investments in the Atlantic Community Bankers Bank (“ACBB”) and Client-Owned Core Processing (“COCC”). All restricted stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. The Bank owned $2.3 million in restricted stock investments with the FHLB at December 31, 2025 and December 31, 2024. The Bank owned $80,000 in restricted stock investments with ACBB at December 31, 2025 and December 31, 2024. The Bank owned $135,000 and $130,000 in restricted stock investments with COCC at December 31, 2025 and December 31, 2024, respectively.

Loans

Loans that the Company originated and has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at the outstanding unpaid principal balances, net of any deferred fees or costs and the allowance for credit losses. Accrued interest receivable on loans, reported in accrued interest receivable and other assets on the Consolidated Statements of Condition, totaled $1.9 million and $1.6 million at December 31, 2025 and December 31, 2024, respectively, is excluded from the estimate of credit losses. Interest income on all loans, other than non-accrual loans, is accrued over the term of the loans based on the amount of principal outstanding. Unearned income is amortized to income over the life of the loans, using the interest method.

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

When a loan is placed on non-accrual status, all unpaid interest credited to income is reversed against current period income. Interest received on non-accrual loans generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. Generally, accruals are resumed on loans only when the obligation is brought fully current with respect to interest and principal, has performed in accordance with the contractual terms for a reasonable period and the ultimate collectability of the total contractual principal and interest is no longer in doubt. The Company’s non-accrual and charge-off policies are the same, regardless of the loan class.

Loan Origination Fees and Costs

Loan origination fees and related direct origination costs for a given loan are deferred and amortized over the life of the loan on a level-yield basis as an adjustment to interest income over the contractual life of the loan. The amount of net unamortized origination fees carried as an adjustment to outstanding loan balances as of December 31, 2025 and 2024 was $7,000 and $93,000, respectively.

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

According to ASC 326, an entity may make an accounting policy election not to measure an allowance for credit losses for accrued interest receivable if the entity writes off the applicable accrued interest receivable balance in a timely manner. The Company has made the accounting policy election not to measure an allowance for credit losses for accrued interest receivable for all loan segments. Accrual of interest on loans is discontinued when the payment of principal or interest is in doubt or when a loan becomes contractually past due by 90 days or more with respect to principal or interest, except for loans that are well-secured and in the process of collection. When a loan is placed on non-accrual status, any accrued but uncollected interest is reversed from current income.

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

Risks associated with each portfolio segment are as follows:

Commercial, Financial and Agricultural Lending:

The Company originates commercial, financial and agricultural loans primarily to businesses located in its primary market area and surrounding areas. These loans are used for various business purposes, which include short-term loans and lines of credit to finance machinery and equipment purchases, inventory and accounts receivable. Generally, the maximum term for loans extended on machinery and equipment is shorter and does not exceed the projected useful life of such machinery and equipment. Most business lines of credit are written with a five-year maturity, subject to an annual credit review. Commercial loans are generally secured with short-term assets; however, in many cases, additional collateral, such as real estate, is provided as additional security for the loan. Loan-to-value maximum values have been established by the Company and are specific to the type of collateral. Collateral values may be determined using invoices, inventory reports, accounts receivable aging reports, collateral appraisals, and other methods.

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

Real Estate - Mortgage Lending:

The Company’s real estate - mortgage portfolio is comprised of 1-4 family residential mortgages and business loans secured by 1-4 family properties. One-to-four family residential mortgage loan originations, including home equity installment and home equity lines of credit loans, are generated by the Company’s marketing efforts, its present customers, walk-in customers and referrals. These loans originate primarily within the Company’s market area or with customers primarily from the market area. The Company offers fixed-rate and adjustable-rate real estate - mortgage loans with a term up to a maximum of 25-years for both permanent structures and those under construction. The Company’s 1-4 family residential mortgage originations are secured primarily by properties located in its primary market area and surrounding areas. Most of the Company’s residential real estate - mortgage loans originate with a loan-to-value of 80% or less. Home equity installment loans are secured by the borrower’s primary residence with a maximum loan-to-value of 80% and a maximum term of 15 years. Home equity lines of credit are secured by the borrower’s primary residence with a maximum loan-to-value of 90% and a maximum term of 20 years.

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

Personal Lending:

The Company offers a variety of secured and unsecured personal loans, including vehicle loans, mobile home loans and loans secured by savings deposits as well as other types of personal loans. Personal loan terms vary according to the type and value of collateral and creditworthiness of the borrower. In underwriting personal loans, a thorough analysis of the borrower’s willingness and financial ability to repay the loan as agreed is performed. The ability to repay is determined by the borrower’s employment history, current financial conditions and credit background. Personal loans may entail greater credit risk than residential mortgage loans, particularly in the case of personal loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles or recreational equipment. In such cases, any repossessed collateral for a defaulted personal loan may not provide an adequate source of repayment of the outstanding loan balance because of the greater likelihood of damage, loss or depreciation. In addition, personal loan collections are dependent on the borrower’s continuing financial stability and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on off-balance sheet credit exposures is recorded in other liabilities on the consolidated statement of financial condition and adjusted through other non-interest expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. At December 31, 2025, the Company had $79.0 million in unfunded commitments and $411,000 in the provision for credit losses for unfunded lending commitments. At December 31, 2024, the Company had $58.6 million in unfunded commitments and $312,000 in the provision for credit losses for unfunded lending commitments.

Concentration of Credit Risk

Most of the Company’s activities are with customers located within Juniata’s footprint in central and northern Pennsylvania. Note 5 discusses the types of securities in which the Company invests. Note 6 discusses the types of lending in which the Company engages.

As a percentage of total risk-based capital, credit exposure to residential buildings and dwellings represented 112%, credit exposure to lessors of non-residential buildings represented 82%, credit exposure to builders of new housing for-sale and hotels and motels each represented 53% and credit exposure to continuing care retirement communities represented 25% as of December 31, 2025. There were no other concentrations of credit to any industry equaling more than 15% of total capital. The Bank’s business activities are geographically concentrated in the counties of Juniata, Mifflin, Perry, Franklin, Centre, McKean, Potter, Snyder and Dauphin, Pennsylvania. The Bank has a diversified loan portfolio; however, a substantial portion of its debtors’ ability to honor their obligations is dependent upon the economy in central and northern Pennsylvania.

Loans Held for Sale and Mortgage Servicing Rights

The Company has originated residential mortgage loans with the intent to sell. These individual loans were normally sold to the buyer immediately. The Company maintains servicing rights on these loans.

When mortgage loans are sold with servicing retained, servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. Under the fair value measurement method, the Company measures servicing rights at fair value at each reporting date and reports changes in fair value of servicing assets in earnings in the period in which the changes occur, which are included in other non-interest income on the Consolidated Statements of Income. The fair values of servicing rights are subject to fluctuations because of changes in estimated and actual prepayment speeds and default rates and losses. The carrying amount of mortgage servicing rights was $60,000 and $69,000 at December 31, 2025 and 2024, respectively.

Servicing fee income, which is included in fees derived from loan activity on the Consolidated Statements of Income, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned. Servicing fees totaled $45,000 and $49,000 for the years ended December 31, 2025 and 2024, respectively. Late fees and ancillary fees related to loan servicing are not material.

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

Goodwill and Other Intangibles

Goodwill arises from business combinations and is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interest in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Other intangible assets consist of core deposit intangible assets arising from whole bank acquisitions and are amortized on an accelerated method over their estimated useful lives. Goodwill is the only intangible asset with an indefinite life on our balance sheet. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized but tested for impairment at least annually or more frequently if events and circumstances exist that indicate that a goodwill impairment test should be performed. Juniata has selected December 31 as the date to perform the annual impairment test.  There was no impairment loss recognized based on periodic impairment testing in the years ended December 31, 2025 and 2024.

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

Juniata has committed to a continuation of life insurance coverage for certain persons post-retirement. The estimated present value of future benefits to be paid was $1.1 million at both December 31, 2025 and December 31, 2024, and is included in other liabilities. The related net credit for the year ended 2025 was $6,000 and the related net expense for the year ended 2024 was $32,000.

Investments in Low-income Housing Partnerships

Juniata has invested as a limited partner in two partnerships that provide low-income housing in Lewistown, Pennsylvania. The amortization period for one of Juniata’s low-income housing partnership investments ended in January 2024. The carrying value of the investment in the limited partnerships was $510,000 at December 31, 2025 and $832,000 at December 31, 2024. The decline in carrying value in 2025 was the result of amortization since the final remaining draw occurred in 2019.

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

Advertising

The Company follows a policy of charging costs of advertising to expense as incurred. Advertising expenses were $224,000 and $221,000 in 2025 and 2024, respectively, and included in other non-interest expense.

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

Earnings Per Common Share

Basic earnings per common share is net income divided by weighted average number of common shares outstanding during the period. All outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are considered participating securities for this calculation. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options.

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

Stock-based Compensation

The Company sponsors a stock compensation plan for certain key officers and directors which allows, among other stock-based compensation methods, for the issuance of stock options and restricted stock awards. Prior to 2016, stock options were used exclusively for long-term compensation. Beginning in 2016, restricted shares awards have been used. Compensation expense for stock options granted and restricted stock awarded is measured using the fair value of the award on the grant date and is recognized over the vesting period. The stock-based compensation expense amounts for stock options were derived based on the fair value of options using the Black-Scholes option-pricing model.

Operating Segments

While the chief operating decision-maker monitors the revenue streams of the various products and services, operations are managed and financial performance is evaluated, on a Company-wide basis. Operating segments are aggregated into one segment as operating results for all segments are similar. Accordingly, all the financial service operations are considered by management to be aggregated in one reportable operating segment. See Note 26.

3. RECENT ACCOUNTING STANDARDS UPDATE (“ASU”)

New Accounting Standards Adopted in 2025:

ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures

The amendments in this Update enhance the transparency and decision usefulness of income tax disclosures. This Update requires public business entities to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. All entities are required to disclose 1) the amount of income taxes paid (net of refunds received) disaggregated by federal, state and foreign taxes and 2) the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than five percent of total income taxes paid (net of refunds received). The amendments also require entities to disclose 1) income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and 2) income tax expense (or benefit) from continuing operations disaggregated by federal, state and foreign. For public business entities, the amendments were effective for annual periods beginning after December 15, 2024 and for quarterly periods beginning after December 15, 2025. The Company retrospectively adopted this guidance effective December 31, 2025. It did not have a material effect on the Company’s operating results or financial condition. See Note 13.

Pending Accounting Standards:

ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40) – Disaggregation of Income Statement Expenses

The amendments in this Update require disclosure, in the notes to the financial statements, of specified information about certain costs and expenses. The amendments require that at each interim and annual reporting period an entity:

●	Disclose the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization and (e) depreciation, depletion and amortization recognized as part of oil and gas-producing activities included in each relevant expense caption.
●	Disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively.
●	Disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses.

The amendments in this Update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027; early adoption is permitted. The amendments should be applied prospectively to financial statements issued for reporting periods after the effective date of this Update or retrospectively to any or all prior periods presented in the financial statements. The adoption of this standard is not expected to have a material effect on the Company’s operating results or financial condition.

4. RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is no longer required to maintain cash reserve balances with the Federal Reserve Bank if vault cash is insufficient to cover the reserve requirement. Therefore, as of December 31, 2025 and 2024, respectively, no reserves were required to be held at the Federal Reserve Bank.

5. SECURITIES

Equity Securities

Equity securities owned by the Company consist of common stock of various financial services providers (“Bank Stocks”). The Company had $1.3 million and $1.2 million in equity securities recorded at fair value on the Consolidated Statements of Financial Condition as of December 31, 2025 and December 31, 2024, respectively.

The Company sold $46,000 in equity securities at fair value during the year ended December 31, 2025. No equity securities were sold by the Company during the year ended December 31, 2024. No gains or losses were recorded on the sale of equity securities for the years ended December 31, 2025 and December 31, 2024.

During the years ended December 31, 2025 and 2024, the Company recorded a net gains of $131,000 and $115,000, respectively, on the Consolidated Statements of Income because of the change in fair value of the Company’s equity securities portfolio.

Debt Securities

The Company’s investment portfolio includes primarily mortgage-backed securities issued by U.S. Government sponsored agencies backed by residential mortgages (approximately 74%), bonds issued by U.S. Government sponsored agencies (approximately 19%), corporate debt securities (approximately 4%) and municipalities (approximately 3%) as of December 31, 2025. Most of the municipal bonds are general obligation bonds with maturities or pre-refunding dates within 5 years.

At December 31, 2025, in addition to securities of the U.S. Government and its agencies, the Company had holdings of securities from one issuer in excess of 10% of stockholders’ equity; holdings of Federal Farm Credit Bank securities had a fair value of $12.2 million. At December 31, 2024, in addition to securities of the U.S. Government and its agencies, the Company had holdings of securities from two issuers in excess of 10% of stockholders’ equity; holdings in Federal Farm Credit Bank and Pennsylvania Housing Finance securities had fair values of $11.6 million and $4.8 million, respectively, as of December 31, 2024.

On October 1, 2022, the Company reassessed classifications of certain investments transferring $212.3 million in securities from the available for sale to the held to maturity security classification. The transfer occurred at fair value. The combined related unrealized loss of $46.8 million was recorded to other comprehensive income and is being amortized out of other comprehensive income with an offsetting entry to interest income as a yield adjustment through earnings over the remaining term of the securities. The remaining unamortized balance of the transferred unrealized loss was $24.8 million at December 31, 2025 and $28.4 million at December 31, 2024.

The amortized cost and fair value of debt securities as of December 31, 2025 and 2024, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the securities may be called or prepaid with or without prepayment penalties. Securities not due at a single maturity date are shown separately.

(Dollars in thousands)	December 31, 2025
			Gross	Gross
	Amortized	Fair	Unrealized	Unrealized
Debt Securities Available for Sale	Cost	Value	Gains	Losses
Obligations of U.S. Government sponsored enterprises
Within one year	$6,000	$5,865	$—	$(135)
After one year but within five years	7,000	6,754	—	(246)
	13,000	12,619	—	(381)
Obligations of state and political subdivisions
Within one year	1,465	1,465	—	—
After one year but within five years	1,338	1,266	—	(72)
After five years but within ten years	4,103	3,614	—	(489)
	6,906	6,345	—	(561)
Corporate debt securities
Within one year	2,000	1,967	—	(33)
After five years but within ten years	10,000	9,031	—	(969)
	12,000	10,998	—	(1,002)
Mortgage-backed securities, residential	26,719	25,638	—	(1,081)
Total debt securities available for sale	$58,625	$55,600	$—	$(3,025)

(Dollars in thousands)	December 31, 2025
			Gross	Gross
	Amortized	Fair	Unrecognized	Unrecognized
Debt Securities Held to Maturity	Cost	Value	Gains	Losses
Obligations of U.S. Government sponsored enterprises
After one year but within five years	$31,481	$32,009	$528	$—
	31,481	32,009	528	—
Mortgage-backed securities, residential	150,724	147,975	2,177	(4,926)
Total debt securities held for sale	$182,205	$179,984	$2,705	$(4,926)

(Dollars in thousands)	December 31, 2024
			Gross	Gross
	Amortized	Fair	Unrealized	Unrealized
Debt Securities Available for Sale	Cost	Value	Gains	Losses
Obligations of U.S. Government sponsored enterprises
Within one year	$2,500	$2,495	$—	$(5)
After one year but within five years	13,000	12,081	—	(919)
	15,500	14,576	—	(924)
Obligations of state and political subdivisions
After one year but within five years	2,780	2,643	—	(137)
After five years but within ten years	4,107	3,390	—	(717)
	6,887	6,033	—	(854)
Corporate debt securities
After one year but within five years	4,542	4,286	—	(256)
After five years but within ten years	13,000	11,072	—	(1,928)
	17,542	15,358	—	(2,184)
Mortgage-backed securities, residential	30,939	28,656	—	(2,283)
Total debt securities available for sale	$70,868	$64,623	$—	$(6,245)

(Dollars in thousands)	December 31, 2024
			Gross	Gross
	Amortized	Fair	Unrecognized	Unrecognized
Debt Securities Held to Maturity	Cost	Value	Gains	Losses
Obligations of U.S. Government sponsored enterprises
After one year but within five years	$25,389	$25,263	$—	$(126)
After five years but within ten years	5,090	5,059	—	(31)
	30,479	30,322	—	(157)
Mortgage-backed securities, residential	161,148	152,451	—	(8,697)
Total debt securities held for sale	$191,627	$182,773	$—	$(8,854)

Certain obligations of the U.S. Government and state and political subdivisions are pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law. The carrying value of the pledged assets was $174.7 million and $171.5 million at December 31, 2025 and 2024, respectively.

In addition to cash received from the scheduled maturities of securities, some investment securities available for sale are sold at current market values through normal operations. There were no sales of debt securities during the years ended December 31, 2025 and 2024.

The following table summarizes securities available for sale with unrealized and unrecognized losses at December 31, 2025 and December 31, 2024, aggregated by category and length of time in a continuous unrealized or unrecognized loss position:

	Unrealized Losses at December 31, 2025
	Less Than 12 Months			12 Months or More			Total
(Dollars in thousands)	Number			Number			Number
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Securities available for sale
Obligations of U.S. Government sponsored enterprises	—	$—	$—	2	$12,619	$(381)	2	$12,619	$(381)
Obligations of state and political subdivisions	—	—	—	6	4,880	(561)	6	4,880	(561)
Corporate debt securities	—	—	—	6	10,998	(1,002)	6	10,998	(1,002)
Mortgage-backed securities, residential	—	—	—	33	25,638	(1,081)	33	25,638	(1,081)
Total temporarily impaired securities available for sale	—	$—	$—	47	$54,135	$(3,025)	47	$54,135	$(3,025)

	Unrealized Losses at December 31, 2024
	Less Than 12 Months			12 Months or More			Total
(Dollars in thousands)	Number			Number			Number
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Securities available for sale
Obligations of U.S. Government sponsored enterprises	—	$—	$—	3	$14,576	$(924)	3	$14,576	$(924)
Obligations of state and political subdivisions	—	—	—	7	6,033	(854)	7	6,033	(854)
Corporate debt securities	—	—	—	9	15,358	(2,184)	9	15,358	(2,184)
Mortgage-backed securities, residential	—	—	—	33	28,656	(2,283)	33	28,656	(2,283)
Total temporarily impaired securities available for sale	—	$—	$—	52	$64,623	$(6,245)	52	$64,623	$(6,245)

At December 31, 2025, two obligations of U.S. Government sponsored enterprises, six obligations of state and political subdivisions, six corporate debt securities and thirty-three mortgage-backed securities available for sale had unrealized losses. All of these securities were in a continuous loss position for 12 months or more, with the majority of the unrealized losses related to the Company’s mortgage-backed securities portfolio. The mortgage-backed securities in the Company’s portfolio are government sponsored enterprise (“GSE”) pass-through instruments issued by the Federal National Mortgage Association (“FNMA”) or Federal Home Loan Mortgage Corporation (“FHLMC”), which guarantees the timely payment of principal on these investments.

Under ASC 326, held to maturity debt securities may be pooled and evaluated for credit impairment, while available for sale securities are evaluated on an individual level, and pooling of securities is not allowed.

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

Changes in the allowance for credit losses are recorded as credit loss expense (or reversal). Losses are charged against the allowance when management believes the uncollectibility of an available for sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met. As of December 31, 2025, management determined that an immaterial credit loss existed because the decline in fair value of the available for sale debt securities was mostly attributable to changes in  interest rates and other market conditions, rather than erosion of issuer credit quality and, as a result, timely payment of contractual cash flows, including principal and interest, has continued and is not considered at risk. Therefore, the Company did not record an allowance for credit losses for these securities as of December 31, 2025 and December 31, 2024.

Credit Quality Indicators

All the Company’s held to maturity debt securities are issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities are either explicitly or implicitly guaranteed by the U.S. government, except for the Federal Farm Credit Bank securities, but all are highly rated by major rating agencies and have a long history of no credit losses. The Company monitors the credit quality of held to maturity debt securities using credit ratings. The credit ratings are sourced from nationally recognized rating agencies. All held to maturity debt securities were current in their payment of principal and interest as of December 31, 2025 and December 31, 2024.

The following tables summarize the amortized cost of held to maturity debt securities aggregated by credit quality indicator based on the latest information available at December 31, 2025 and 2024.

(Dollars in thousands)

December 31, 2025	AAA	Total
Securities held to maturity
Obligations of U.S. Government sponsored enterprises	$31,481	$31,481
Mortgage-backed securities, residential	150,724	150,724
Total	$182,205	$182,205

(Dollars in thousands)

December 31, 2024	AAA	Total
Securities held to maturity
Obligations of U.S. Government sponsored enterprises	$30,479	$30,479
Mortgage-backed securities, residential	161,148	161,148
Total	$191,627	$191,627

6. LOANS AND RELATED ALLOWANCE FOR CREDIT LOSSES

Loan Portfolio Classification

The following table presents the loan portfolio by class at December 31, 2025 and 2024.

(Dollars in thousands)
	December 31, 2025	December 31, 2024
Commercial, financial and agricultural	$78,016	$68,234
Real estate - commercial	273,135	247,582
Real estate - construction:
1-4 family residential construction	266	1,172
Other construction loans	57,798	36,655
Real estate - mortgage	173,889	162,771
Obligations of states and political subdivisions	15,258	13,850
Personal	3,016	3,605
Total	$601,378	$533,869

The following tables present the activity in the allowance for credit losses by portfolio class for the years ended December 31, 2025 and December 31, 2024:

			Real estate-		Obligations
	Commercial,		construction	Real estate-	of states
(Dollars in thousands)	financial and	Real estate-	1-4 family	construction	and political	Real estate-
	agricultural	commercial	residential	other	subdivisions	mortgage	Personal	Total
Year Ended
December 31, 2025
Allowance for credit losses:
Beginning balance	$994	$3,010	$32	$821	$24	$1,258	$44	$6,183
Provision for credit losses	207	77	(26)	594	6	62	3	923
Loans charged off	—	—	—	—	—	(4)	(30)	(34)
Recoveries collected	—	—	—	—	—	4	7	11
Total ending allowance balance	$1,201	$3,087	$6	$1,415	$30	$1,320	$24	$7,083

			Real estate-		Obligations
	Commercial,		construction	Real estate-	of states
(Dollars in thousands)	financial and	Real estate-	1-4 family	construction	and political	Real estate-
	agricultural	commercial	residential	other	subdivisions	mortgage	Personal	Total
Year Ended
December 31, 2024
Allowance for credit losses:
Beginning balance	$740	$2,799	$104	$778	$39	$1,157	$60	$5,677
Provision for credit losses	254	211	(72)	43	(15)	98	15	534
Loans charged off	—	—	—	—	—	—	(40)	(40)
Recoveries collected	—	—	—	—	—	3	9	12
Total ending allowance balance	$994	$3,010	$32	$821	$24	$1,258	$44	$6,183

Under ASC 326, loans that do not share risk characteristics are not evaluated collectively and are instead individually evaluated.  When management determines foreclosure is probable, expected credit losses are based on the fair value of the collateral, adjusted for selling costs as appropriate.

The following tables present the amortized cost basis of collateral-dependent loans by class of loans and collateral type as of December 31, 2025 and 2024, respectively.

(Dollars in thousands)

As of December 31, 2025	Real Estate
Real estate - commercial	$135
Real estate - construction:
Other construction loans	95
Real estate - mortgage	257
Total	$487

(Dollars in thousands)

As of December 31, 2024	Real Estate
Real estate - commercial	$135
Real estate - mortgage	256
Total	$391

The following tables present the amortized cost basis of loans on non-accrual status, including non-accrual status loans with no allowance, and loans past due over 89 days still accruing as of December 31, 2025 and December 31, 2024, respectively.

(Dollars in thousands)	Non-accrual with	Non-accrual with	Loans Past Due
	No Allowance	an Allowance	Over 89 Days
As of December 31, 2025	for Credit Loss	for Credit Loss	Still Accruing(1)
Commercial, financial and agricultural	$—	$148	$—
Real estate - commercial	135	—	—
Real estate - construction:
Other construction loans	95	—	—
Real estate - mortgage	257	—	—
Total	$487	$148	$—

(Dollars in thousands)	Non-accrual with	Non-accrual with	Loans Past Due
	No Allowance	an Allowance	Over 89 Days
As of December 31, 2024	for Credit Loss	for Credit Loss	Still Accruing(1)
Commercial, financial and agricultural	$—	$105	$—
Real estate - commercial	—	135	—
Real estate - mortgage	256	—	119
Total	$256	$240	$119
(1)	These loans are guaranteed, or well-secured, and there is an effective means of collection in process.

The Company recognized no interest income on non-accrual loans during the year ended December 31, 2025 and recognized $74,000 in interest income on non-accrual loans during the year ended December 31, 2024. There were no consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process at December 31, 2025. At December 31, 2024, there was $33,000 in consumer mortgage loans secured by residential real estate properties in the process of formal foreclosure proceedings.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. Past due status is determined by the contractual terms of the loan.

The following tables present the classes of the loan portfolio summarized by the past due status as of December 31, 2025 and December 31, 2024:

(Dollars in thousands)			Greater
	30‑59 Days	60‑89 Days	Than 89 Days	Total Past
As of December 31, 2025	Past Due(1)	Past Due	Past Due	Due
Commercial, financial and agricultural	$71	$—	$148	$219
Real estate - commercial	92	—	135	227
Real estate - mortgage	255	90	1	346
Personal	3	1	—	4
Total	$421	$91	$284	$796

(Dollars in thousands)			Greater
	30‑59 Days	60‑89 Days	Than 89 Days	Total Past
As of December 31, 2024	Past Due(1)	Past Due	Past Due	Due
Commercial, financial and agricultural	$100	$—	$92	$192
Real estate - commercial	180	41	135	356
Real estate - mortgage	795	334	157	1,286
Personal	2	6	—	8
Total	$1,077	$381	$384	$1,842
(1)	Loans are considered past due when the borrower is in arrears on two or more monthly payments.

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

There were no loans modified to borrowers experiencing financial difficulty during the years ended December 31, 2025 and 2024, and as such, there were no payment defaults on loans modified to borrowers experiencing financial difficulty during the same year end periods.

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

The following tables present the amortized cost basis of the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of December 31, 2025 and December 31, 2024.

(Dollars in thousands)
		Special
As of December 31, 2025	Pass	Mention	Substandard	Doubtful	Total
Commercial, financial and agricultural	$73,079	$4,789	$20	$128	$78,016
Real estate - commercial	260,712	12,288	135	—	273,135
Real estate - construction:
1-4 family residential construction	266	—	—	—	266
Other construction loans	57,703	—	95	—	57,798
Real estate - mortgage	173,170	462	257	—	173,889
Obligations of states and political subdivisions	15,258	—	—	—	15,258
Personal	3,016	—	—	—	3,016
Total	$583,204	$17,539	$507	$128	$601,378

(Dollars in thousands)
		Special
As of December 31, 2024	Pass	Mention	Substandard	Doubtful	Total
Commercial, financial and agricultural	$62,134	$5,995	$33	$72	$68,234
Real estate - commercial	234,572	11,984	1,026	—	247,582
Real estate - construction:
1-4 family residential construction	1,172	—	—	—	1,172
Other construction loans	32,119	4,536	—	—	36,655
Real estate - mortgage	161,488	496	787	—	162,771
Obligations of states and political subdivisions	13,850	—	—	—	13,850
Personal	3,605	—	—	—	3,605
Total	$508,940	$23,011	$1,846	$72	$533,869

Based on the most recent analysis performed, the amortized cost basis by risk category of loans by class of loan and by origination year as of December 31, 2025 is as follows:

							Revolving	Revolving
(Dollars in thousands)							Loans	Loans
							Amortized	Converted
As of December 31, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
Commercial, financial and agricultural:
Risk Rating
Pass	$24,319	$5,318	$6,635	$2,440	$4,683	$1,702	$27,932	$50	$73,079
Special Mention	—	144	1,180	339	2,318	—	808	—	4,789
Substandard	—	—	—	—	—	20	—	—	20
Doubtful	—	—	56	—	—	72	—	—	128
Total commercial, financial and agricultural loans	$24,319	$5,462	$7,871	$2,779	$7,001	$1,794	$28,740	$50	$78,016

Commercial, financial and agricultural loans:
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Real estate - commercial:
Risk Rating
Pass	$41,145	$28,795	$36,261	$52,202	$30,612	$65,773	$5,186	$738	$260,712
Special Mention	—	—	4,911	—	—	7,177	200	—	12,288
Substandard	—	—	—	—	—	135	—	—	135
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate - commercial loans	$41,145	$28,795	$41,172	$52,202	$30,612	$73,085	$5,386	$738	$273,135

Real estate - commercial:
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Real estate - construction - 1-4 family residential:
Risk Rating
Pass	$266	$—	$—	$—	$—	$—	$—	$—	$266
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate - construction - 1-4 family residential loans	$266	$—	$—	$—	$—	$—	$—	$—	$266

Real estate - construction - 1-4 family residential:
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Real estate - construction - other:
Risk Rating
Pass	$18,024	$13,667	$10,203	$67	$339	$3,155	$12,149	$99	$57,703
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	95	—	95
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate - construction - other loans	$18,024	$13,667	$10,203	$67	$339	$3,155	$12,244	$99	$57,798

Real estate - construction - other:
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

							Revolving	Revolving
(Dollars in thousands)							Loans	Loans
							Amortized	Converted
As of December 31, 2025 (cont.)	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
Real estate - mortgage:
Risk Rating
Pass	$30,511	$18,278	$20,514	$38,757	$14,328	$42,776	$7,444	$562	$173,170
Special Mention	—	—	—	93	—	169	200	—	462
Substandard	—	—	—	—	—	257	—	—	257
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate - mortgage loans	$30,511	$18,278	$20,514	$38,850	$14,328	$43,202	$7,644	$562	$173,889

Real estate - mortgage:
Current period gross write-offs	$—	$—	$—	$—	$—	$(4)	$—	$—	$(4)

Obligations of states and political subdivisions:
Risk Rating
Pass	$2,725	$293	$219	$3,541	$1,681	$6,699	$100	$—	$15,258
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total Obligations of states and political subdivisions	$2,725	$293	$219	$3,541	$1,681	$6,699	$100	$—	$15,258

Obligations of states and political subdivisions:
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Personal:
Risk Rating
Pass	$1,442	$822	$455	$196	$30	$30	$32	$9	$3,016
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total personal loans	$1,442	$822	$455	$196	$30	$30	$32	$9	$3,016

Personal:
Current period gross write-offs	$(5)	$(2)	$—	$—	$—	$(23)	$—	$—	$(30)

The amortized cost basis by risk category of loans by class of loan and by origination year as of December 31, 2024 is as follows:

							Revolving	Revolving
(Dollars in thousands)							Loans	Loans
							Amortized	Converted
As of December 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total
Commercial, financial and agricultural:
Risk Rating
Pass	$8,837	$8,827	$3,243	$6,045	$1,866	$1,181	$31,662	$473	$62,134
Special Mention	45	697	847	3,005	—	—	1,401	—	5,995
Substandard	—	—	—	—	—	13	20	—	33
Doubtful	—	—	—	—	—	72	—	—	72
Total commercial, financial and agricultural loans	$8,882	$9,524	$4,090	$9,050	$1,866	$1,266	$33,083	$473	$68,234

Commercial, financial and agricultural loans:
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Real estate - commercial:
Risk Rating
Pass	$35,515	$42,566	$45,170	$30,571	$12,222	$59,135	$8,589	$804	$234,572
Special Mention	—	—	—	—	8,165	3,620	199	—	11,984
Substandard	—	—	—	—	134	892	—	—	1,026
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate - commercial loans	$35,515	$42,566	$45,170	$30,571	$20,521	$63,647	$8,788	$804	$247,582

Real estate - commercial:
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Real estate - construction - 1-4 family residential:
Risk Rating
Pass	$1,172	$—	$—	$—	$—	$—	$—	$—	$1,172
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate - construction - 1-4 family residential loans	$1,172	$—	$—	$—	$—	$—	$—	$—	$1,172

Real estate - construction - 1-4 family residential:
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Real estate - construction - other:
Risk Rating
Pass	$10,405	$9,241	$103	$3,392	$187	$3,036	$4,963	$792	$32,119
Special Mention	—	—	—	—	4,536	—	—	—	4,536
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate - construction - other loans	$10,405	$9,241	$103	$3,392	$4,723	$3,036	$4,963	$792	$36,655

Real estate - construction - other:
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

							Revolving	Revolving
(Dollars in thousands)							Loans	Loans
							Amortized	Converted
As of December 31, 2024 (cont.)	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total
Real estate - mortgage:
Risk Rating
Pass	$19,193	$23,800	$42,675	$16,802	$12,836	$38,894	$6,767	$521	$161,488
Special Mention	—	—	100	—	—	196	200	—	496
Substandard	—	—	—	—	—	787	—	—	787
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate - mortgage loans	$19,193	$23,800	$42,775	$16,802	$12,836	$39,877	$6,967	$521	$162,771

Real estate - mortgage:
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Obligations of states and political subdivisions:
Risk Rating
Pass	$340	$283	$3,613	$2,000	$4,587	$2,928	$99	$—	$13,850
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total Obligations of states and political subdivisions	$340	$283	$3,613	$2,000	$4,587	$2,928	$99	$—	$13,850

Obligations of states and political subdivisions:
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Personal:
Risk Rating
Pass	$1,573	$1,227	$492	$149	$7	$79	$56	$22	$3,605
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total personal loans	$1,573	$1,227	$492	$149	$7	$79	$56	$22	$3,605

Personal:
Current period gross write-offs	$—	$—	$(2)	$—	$—	$(35)	$(3)	$—	$(40)

7. BANK OWNED LIFE INSURANCE AND ANNUITIES

The Company holds bank-owned life insurance (“BOLI”) and deferred annuities with a combined cash value of $15.9 million and $15.2 million at December 31, 2025 and 2024, respectively. The contracts are owned by the Bank in various insurance companies. The crediting rate on the policies varies annually based on the insurance companies’ investment portfolio returns in their general fund and market conditions. As annuitants retire, the deferred annuities may be converted to payout annuities to create payment streams that match certain post-retirement liabilities. The cash surrender value on the BOLI and annuities increased by $733,000 with the net change resulting from proceeds from death benefits received, premium payments, the purchase of additional insurance related to a 1035 Exchange for an active participant to take advantage of increased interest rates and earnings recorded as non-interest income. The cash surrender value on the BOLI and annuities increased by $373,000 in 2024.

Changes in cash value of BOLI and annuities in 2025 and 2024 are shown below:

(Dollars in thousands)	Life	Deferred
	Insurance	Annuities	Total
Balance as of January 1, 2024	$14,392	$449	$14,841
Earnings	219	17	236
Purchases	717	—	717
Premiums on existing policies	19	8	27
Death Benefits received	(663)	—	(663)
Gain from life insurance proceeds	56	—	56
Balance as of December 31, 2024	14,740	474	15,214
Earnings	247	16	263
Purchases	890	—	890
Premiums on existing policies	19	7	26
Death Benefits received	(372)	(104)	(476)
Gain from life insurance proceeds	30	—	30
Balance as of December 31, 2025	$15,554	$393	$15,947

8. PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

(Dollars in thousands)	December 31,
	2025	2024
Land	$272	$302
Buildings and improvements	13,992	13,916
Furniture, computer software and equipment	9,370	9,153
Total premises and equipment	23,634	23,371
Less: accumulated depreciation	(14,378)	(13,989)
Total premises and equipment, net	$9,256	$9,382

Depreciation expense on premises and equipment charged to operations was $798,000 in 2025 and $733,000 in 2024.

The Company had no premises and equipment subject to lease agreements in which it acts as the lessor.

9. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

On September 8, 2006, the Company acquired a branch office in Richfield, PA. Goodwill associated with this transaction is carried at $2.0 million. On November 30, 2015, the Company acquired FNBPA and carries goodwill of $3.4 million relating to the acquisition. On April 30, 2018, Juniata completed the acquisition of the remaining stock of LCB and, as a result, recorded goodwill of $3.6 million. On May 12, 2023, the Company acquired a branch office (“Path Valley”) in Spring Run, Pennsylvania. Goodwill associated with this transaction is carried at $765,000. Total goodwill was $9.8 million at December 31, 2025 and 2024.

Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized but tested for impairment at least annually, or more frequently if events and circumstances exists that indicate that a goodwill impairment test should be performed. Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. At December 31, 2025 and 2024, the Company elected to perform a qualitative assessment to determine if it was more likely than not that fair value of the reporting unit exceeded its carrying value, including goodwill.  The qualitative assessment indicated that it is more likely than not that fair value of goodwill is more than the carrying value, resulting in no impairment.

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

The following table shows the amortization schedule for each of the core deposit intangible assets recorded.

(Dollars in thousands)	Path Valley	FNBPA	LCB
	Acquisition	Acquisition	Acquisition
	Core	Core	Core
	Deposit	Deposit	Deposit
	Intangible	Intangible	Intangible
Beginning Balance at Acquisition Date	$303	$303	$289
Amortization expense recorded prior to December 31, 2023	37	287	228
Amortization expense recorded in Years ended:
December 31, 2024	51	11	23
December 31, 2025	46	5	17
Unamortized balance as of December 31, 2025	$169	$—	$21

Scheduled Amortization expense for years ended:
December 31, 2026	$40	$—	$12
December 31, 2027	35	—	7
December 31, 2028	30	—	2
December 31, 2029	24	—	—
December 31, 2030	18	—	—
Thereafter	22	—	—

10. DEPOSITS

The aggregate amount of demand deposit overdrafts that were reclassified as loans was $27,000 at December 31, 2025, compared to $40,000 at December 31, 2024. Deposits consist of the following:

(Dollars in thousands)	December 31,
	2025	2024
Demand, non-interest bearing	$209,865	$196,801
Interest-bearing demand and money market	219,397	208,901
Savings	132,644	128,903
Time deposits, $250 or more	42,435	41,686
Other time deposits	177,458	171,666
Total deposits	$781,799	$747,957

There were no brokered deposits as of December 31, 2025 and December 31, 2024.

The aggregate amount of scheduled maturities of time deposits as of December 31, 2025 include the following:

(Dollars in thousands)	Time Deposits
Maturing in:	$250 or more	Other	Total Time Deposits
2026	$36,982	$138,012	$174,994
2027	4,497	30,730	35,227
2028	424	3,294	3,718
2029	281	3,071	3,352
2030	251	1,803	2,054
Later	—	548	548
Total	$42,435	$177,458	$219,893

11. BORROWINGS

Short-term borrowings, and the related maximum amounts outstanding at the end of any month in the years ended December 31, 2025 and 2024, are presented below.

			Maximum Outstanding at
(Dollars in thousands)	Years Ended December 31,		Any Month End
	2025	2024	2025	2024
Repurchase agreements	$15,406	$14,342	$16,804	$17,214
Short-term borrowings:
Overnight FHLB advances	34,500	27,900	49,700	27,900
FRB advances	—	—	—	40,000
Total	$49,906	$42,242	$66,504	$85,114

The Company participated in the Federal Reserve’s Bank Term Funding Program (“BTFP”) to take advantage of the program’s advantageous borrowing rate. These borrowings were listed as FRB advances on the Consolidated Statements of Financial Condition. All FRB advances matured in 2024; therefore, no outstanding balance remained as of December 31, 2024 or December 31, 2025.

The following table presents supplemental information related to short-term borrowings.

	Securities sold under
(Dollars in thousands)	agreements to repurchase		Short-term borrowings
	2025	2024	2025	2024
Amount outstanding as of December 31	$15,406	$14,342	$34,500	$27,900
Weighted average interest rate as of December 31	2.82%	3.51%	4.13%	4.81%
Average amount outstanding during the year	$15,888	$15,258	$33,902	$41,316
Weighted average interest rate during the year	3.24%	4.01%	4.61%	5.10%

The Bank has repurchase agreements with some of its depositors, under which customers’ funds are invested daily into an interest bearing account. These funds are carried by the Company as short-term debt. It is the Company’s policy to completely collateralize repurchase agreements with U.S. Government securities. As of December 31, 2025, the securities that serve as collateral for securities sold under agreements to repurchase had a fair value of $20.5 million. The interest rate paid on these funds is variable and subject to change daily.

Long-term debt was comprised only of FHLB advances with an original maturity of one year or more. There was no outstanding long-term debt balance as of December 31, 2025 as the remaining $5.0 million long-term debt advance matured in 2025. There was a $5.0 million outstanding long-term debt balance as of December 31, 2024.

The Bank must maintain sufficient qualifying collateral with the FHLB to secure borrowings. Therefore, a Master Collateral Agreement has been entered into which pledges all mortgage related assets as collateral for future borrowings. Mortgage related assets could include loans or investment securities. As of December 31, 2025, the amount of loans included in qualifying collateral was $368.1 million. As of December 31, 2024, the amount of loans included in qualifying collateral was $360.7 million. No investment securities were included in qualifying collateral as of December 31, 2025 or 2024.

The Bank’s maximum borrowing capacity with the FHLB was $254.7 million, with a balance of $34.7 million outstanding as of December 31, 2025. The Bank’s maximum borrowing capacity with the FHLB was $249.3 million, with a balance of $32.9 million outstanding as of December 31, 2024. To borrow additional amounts, the FHLB would require the Bank to purchase additional FHLB Stock. The FHLB is a source of both short-term and long-term funding. The Bank must maintain sufficient qualifying collateral to secure all outstanding advances. Qualifying collateral is defined by the FHLB and includes outstanding balances of the Company’s real estate loans, excluding loans with certain risk mitigants, including delinquencies and loans made to insiders, borrowers with low credit scores or loans with high loan-to-value ratios.

As of December 31, 2025, the Company had no borrowings outstanding with the Federal Reserve and an unused borrowing capacity of $49.9 million with the Federal Reserve. The Company also has an unsecured line of credit with a correspondent bank totaling $11.0 million, of which no funds were drawn as of December 31, 2025.

12. OPERATING LEASE OBLIGATIONS

As of December 31, 2025, the Company has three operating leases. The leases are comprised of real estate property for branch and office space with terms extending through 2029. As of December 31, 2025, the Company had operating lease right of use (“ROU”) assets totaling $201,000 included in other assets and operating lease liabilities totaling $210,000 included in other liabilities.

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

As of December 31, 2025, the weighted-average remaining operating lease term was 3.4 years, and the weighted-average discount rate was 6.28%. As of December 31, 2024, the weighted-average remaining operating lease term was 4.4 years, and the weighted-average discount rate was 6.29%.

The Company’s total operating lease cost for the years ended December 31, 2025 and 2024 was $81,000 and $199,000, respectively. The increased expense in 2024 was due to having one additional lease, along with paying a $77,000 early termination fee to exit that branch office lease. There were no operating lease payments made to a related party for the years ended December 31, 2025 and 2024.

The future minimum payments for operating leases with initial or remaining terms of one year or more as of December 31, 2025 were as follows:

(Dollars in thousands)

Years ending December 31,	Lease Obligation
2026	$69
2027	70
2028	61
2029	34
2030	—
2031 and beyond	—
Total Future Minimum Lease Payments	234
Amounts Representing Interest	(24)
Present Value of Net Future Minimum Lease Payments (Lease Liability)	$210

13. INCOME TAXES

All amounts and percentages presented in this footnote are related to federal income taxes from continuing operations. Pre-tax income is entirely related to domestic activities, as the Company has no foreign operations.

The components of income tax expense for the two years ended December 31 were:

(Dollars in thousands)	Years Ended December 31,
	2025	2024
Current tax expense	$1,419	$944
Deferred tax (benefit) expense	(29)	35
Total tax provision	$1,390	$979

The Company did not have any income tax expense in state or foreign jurisdictions in 2025 or 2024.

Federal credits are available for ten years for Juniata’s investment in a low-income housing project. Tax credits associated with the project will continue through 2027. The tax credits are included in the tax expense line item on the Consolidated Statements of Income. Amortization of the investment using the cost method is scheduled to occur over the same period as tax credits are earned. Juniata’s maximum exposure to loss is limited to the carrying value of the investment at year-end.

The total tax provision during the year ended December 31, 2025 was $1.4 million compared to $979,000 during the year ended December 31, 2024. A reconciliation of the statutory federal income tax expense computed at 21% to the income tax expense included in the Consolidated Statements of Income follows:

(Dollars in thousands)	Years Ended December 31,
	2025		2024
	Amount	Percent	Amount	Percent
U.S. federal statutory tax rate	$1,968	21.0%	$1,514	21.0%
Tax credits
Low-income housing tax credits	(329)	(3.5)	(329)	(4.6)
Nontaxable or nondeductible items
Tax-exempt interest, net	(187)	(2.0)	(151)	(2.1)
Other	(64)	(0.7)	(55)	(0.7)
Other adjustments	2	0.0	—	—
Effective tax rate	$1,390	14.8%	$979	13.6%

Deductible temporary differences and taxable temporary differences gave rise to a net deferred tax asset for the Company as of December 31, 2025 and December 31, 2024. The components are detailed in the table below.

(Dollars in thousands)	Years Ended December 31,
	2025	2024
Deferred Tax Assets:
Allowance for credit losses	$1,574	$1,364
Deferred directors’ compensation	152	174
Employee and director benefits	187	209
Stock-based compensation	63	61
Investment in low-income housing project	583	588
Fair value adjustments to acquired assets and liabilities	43	50
Intangible assets	22	14
Lease liability	44	55
Unrealized loss on debt securities available for sale	635	1,311
Unrealized loss on debt securities held to maturity	6,456	7,453
Total deferred tax assets	9,759	11,279

Deferred Tax Liabilities:
Depreciation	(108)	(104)
Right of use asset	(42)	(53)
Loan origination fees and costs	(743)	(653)
Prepaid expenses	(13)	(12)
Unrealized gain from securities impairment	(100)	(72)
Annuity earnings	(84)	(80)
Fair value of mortgage servicing rights	(13)	(15)
Goodwill	(458)	(448)
Total deferred tax liabilities	(1,561)	(1,437)
Net deferred tax asset	$8,198	$9,842

The Company has concluded that the deferred tax assets are realizable (on a more likely than not basis) through the combination of future reversals of existing taxable temporary differences, certain tax planning strategies and expected future taxable income.

It is the Company’s policy to recognize interest and penalties on unrecognized tax benefits in income tax expense in the Consolidated Statements of Income. No significant income tax uncertainties were identified because of the Company’s evaluation of its income tax position. Therefore, the Company recognized no adjustment for unrecognized income tax benefits for the years ended December 31, 2025 and 2024. The Company is no longer subject to examination by taxing authorities for years before 2022. Tax years 2022 through the present, with limited exception, remain open to examination.

14. STOCKHOLDERS’ EQUITY AND REGULATORY MATTERS

The Company is authorized to issue shares of preferred stock with no par value. The Board has the ability to fix the voting, dividend, redemption and other rights of the preferred stock, which can be issued in one or more series. No shares of preferred stock have been issued.

The Company has a dividend reinvestment and stock purchase plan. Under this plan, additional shares of Juniata Valley Financial Corp. stock may be purchased by shareholders at the prevailing market prices through reinvested dividends and voluntary cash payments, within limits. To the extent that shares are not available in the open market, the Company has reserved common stock to be issued under the plan. Any adjustment in capitalization of the Company will result in a proportionate adjustment to the reserved shares for this plan. At December 31, 2025, 141,887 shares were available for issuance under the Dividend Reinvestment Plan. No shares were issued under this plan in 2025 or 2024.

The Company periodically repurchases shares of its common stock under a share repurchase program approved by the Board of Directors. The program will remain authorized until all approved shares are repurchased, unless terminated by the Board of Directors. Repurchases have typically been through open market transactions and have complied with all regulatory restrictions on the timing and amount of such repurchases. Shares repurchased have been added to treasury stock and accounted for at cost. These shares may be reissued for stock option exercises, stock awards, employee stock purchase plan purchases, to fulfill dividend reinvestment program needs and to supply shares needed for exchange in an acquisition. During 2025 and 2024, 282 and 239 shares, respectively, were repurchased in conjunction with this program. Additionally, 330 restricted shares were forfeited by a departing director in 2025. Remaining shares authorized to be repurchased in the program were 179,892 as of December 31, 2025.

Regulatory Capital

The Bank is subject to risk-based capital standards by which banks are evaluated in terms of capital adequacy. These regulatory capital requirements are administered by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital and classification are also subject to qualitative judgments by the regulators. Management believes that, as of December 31, 2025, the Bank met all capital adequacy requirements to which it is subject.

Prompt corrective action regulations provide five classifications: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2025 and 2024, the most recent regulatory notifications categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

A capital conservation buffer of 2.50% is applicable to all capital ratios except for the Tier 1 Leverage ratio. The capital conservation buffer is equal to the lowest value of the three applicable capital ratios less the regulatory minimum (“adequately capitalized”) for each respective capital measurement. The Bank’s capital conservation buffer at December 31, 2025 was 4.53%. Compliance with the capital conservation buffer is required to avoid limitations on certain capital distributions, especially dividends.

Actual and required capital amounts and ratios as of December 31, 2025 and December 31, 2024, are presented below.

					Minimum
					Regulatory
					Requirements
					to be Well
					Capitalized
			Minimum Requirement		under Prompt
(Dollars in thousands)			for Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
The Juniata Valley Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2025:
Total Capital (to Risk Weighted Assets)	$81,125	12.53%	$51,781	8.00%	$64,726	10.00%
Tier 1 Capital (to Risk Weighted Assets)	74,042	11.44%	38,836	6.00%	51,781	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	74,042	11.44%	29,127	4.50%	42,072	6.50%
Tier 1 Capital (to Average Assets) Leverage	74,042	8.36%	35,432	4.00%	44,290	5.00%

As of December 31, 2024:
Total Capital (to Risk Weighted Assets)	$76,389	12.78%	$47,822	8.00%	$59,778	10.00%
Tier 1 Capital (to Risk Weighted Assets)	70,206	11.74%	35,867	6.00%	47,822	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	70,206	11.74%	26,900	4.50%	38,856	6.50%
Tier 1 Capital (to Average Assets) Leverage	70,206	8.26%	33,987	4.00%	42,483	5.00%

Certain regulatory restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. As of December 31, 2025, $5.5 million of undistributed earnings of the Bank, included in consolidated stockholders’ equity, was available for distribution to the Company as dividends without prior regulatory approval, subject to the regulatory capital requirements above.

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

(Amounts in thousands, except earnings per share data)	Year ended December 31,
	2025	2024
Net income	$7,983	$6,229
Weighted-average common shares outstanding	5,016	5,001
Basic earnings per share	$1.59	$1.25

Weighted-average common shares outstanding	5,016	5,001
Common stock equivalents due to effect of stock options and restricted stock	15	9
Total weighted-average common shares and equivalents	5,031	5,010
Diluted earnings per share	$1.59	$1.24
Anti-dilutive stock options and restricted stock outstanding	—	—

16. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following tables show changes in accumulated other comprehensive income by component, net of tax, for the years ending December 31, 2025 and 2024:

	Unrealized	Unrealized
	Gains	Gains
(Dollars in thousands)	(Losses) on	(Losses) on
	AFS	HTM
December 31, 2025	Securities	Securities	Total
Beginning balance, December 31, 2024	$(4,933)	$(28,387)	$(33,320)
Current period other comprehensive income:
Other comprehensive income before reclassification	2,544	—	2,544
Amounts reclassified from accumulated other comprehensive income	—	3,622	3,622
Net current period other comprehensive income	2,544	3,622	6,166
Ending balance, December 31, 2025	$(2,389)	$(24,765)	$(27,154)

	Unrealized	Unrealized
	Gains	Gains
(Dollars in thousands)	(Losses) on	(Losses) on
	AFS	HTM
December 31, 2024	Securities	Securities	Total
Beginning balance, December 31, 2023	$(6,454)	$(32,186)	$(38,640)
Current period other comprehensive income:
Other comprehensive income before reclassification	1,521	—	1,521
Amounts reclassified from accumulated other comprehensive income	—	3,799	3,799
Net current period other comprehensive income	1,521	3,799	5,320
Ending balance, December 31, 2024	$(4,933)	$(28,387)	$(33,320)

The following table shows significant amounts reclassified out of each component of accumulated other comprehensive income for the year ending December 31, 2025:

(Dollars in thousands)
Details About Accumulated Other Comprehensive Loss Components	Amount Reclassified From Accumulated Other Comprehensive Loss	Affected Line Item in the Consolidated Statements of Income
Unrealized gains and losses on securities
Amortization of unrealized losses on held to maturity securities	$4,619
Total before tax	4,619
Tax effect	(997)	Income tax provision (benefit)
Total reclassifications for the period, net of tax	$3,622

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

The following tables summarize financial assets and financial liabilities measured at fair value as of December 31, 2025 and December 31, 2024, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	(Level 1)	(Level 2)	(Level 3)
	Quoted Prices in	Significant	Significant
(Dollars in thousands)	Active Markets	Other	Other
	for Identical	Observable	Unobservable
December 31, 2025	Assets	Inputs	Inputs	Total
Assets measured at fair value on a recurring basis:
Debt securities available for sale:
Obligations of U.S. Government agencies and corporations	$—	$12,619	$—	$12,619
Obligations of state and political subdivisions	—	6,345	—	6,345
Corporate debt securities	—	5,218	5,780	10,998
Mortgage-backed securities, residential	—	25,638	—	25,638
Total debt securities available for sale	$—	$49,820	$5,780	$55,600
Equity securities	$1,273	$—	$—	$1,273
Mortgage servicing rights	$—	$—	$60	$60
Derivatives	$—	$161	$—	$161
Liabilities measured at fair value on a recurring basis:
Derivatives	$—	$181	$—	$181

	(Level 1)	(Level 2)	(Level 3)
	Quoted Prices in	Significant	Significant
(Dollars in thousands)	Active Markets	Other	Other
	for Identical	Observable	Unobservable
December 31, 2024	Assets	Inputs	Inputs	Total
Assets measured at fair value on a recurring basis:
Debt securities available for sale:
Obligations of U.S. Government agencies and corporations	$—	$14,576	$—	$14,576
Obligations of state and political subdivisions	—	6,033	—	6,033
Corporate debt securities	—	8,403	6,955	15,358
Mortgage-backed securities, residential	—	28,656	—	28,656
Total debt securities available for sale	$—	$57,668	$6,955	$64,623
Equity securities	$1,189	$—	$—	$1,189
Mortgage servicing rights	$—	$—	$69	$69
Derivatives	$—	$20	$—	$20
Liabilities measured at fair value on a recurring basis:
Derivatives	$—	$44	$—	$44

The table below presents a reconciliation of the beginning and ending balances of investment securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2025 and 2024.

	Year Ended
(Dollars in thousands)	December 31,
	2025	2024
Investment Securities:
Beginning balance	$6,955	$6,153
Total gain included in OCI	825	802
Purchases	—	—
Principal payments and other	2,000	—
Sales	—	—
Balance, end of period	$5,780	$6,955

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

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

	Financial Instruments
(Dollars in thousands)	December 31, 2025		December 31, 2024
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and due from banks	$5,719	$5,719	$5,064	$5,064
Interest bearing deposits with banks	5,729	5,729	5,934	5,934
Equity securities	811	1,273	857	1,189
Debt securities available for sale	55,600	55,600	64,623	64,623
Debt securities held to maturity	182,205	179,984	191,627	182,773
Loans, net of allowance for credit losses	594,295	580,626	527,686	511,826
Derivatives	161	161	20	20
Accrued interest receivable	2,388	2,388	2,251	2,251

Financial liabilities:
Time deposits	$219,893	$219,574	$213,352	$212,152
Securities sold under agreements to repurchase	15,406	N/A	14,342	N/A
Short-term borrowings	34,500	34,500	27,900	27,900
Long-term debt	—	—	5,000	5,000
Derivatives	181	181	44	44
Other interest bearing liabilities	720	719	830	829
Accrued interest payable	822	822	876	876

Off-balance sheet financial instruments:
Commitments to extend credit	$—	$—	$—	$—
Letters of credit	—	—	—	—

The following tables present the carrying amount, fair value and placement in the fair value hierarchy of the Company’s financial instruments not previously disclosed as of December 31, 2025 and December 31, 2024. These tables exclude financial instruments for which the carrying amount approximates fair value.

			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices in	Significant	Significant
(Dollars in thousands)			Active Markets	Other	Other
	Carrying		for Identical	Observable	Unobservable
	Amount	Fair Value	Assets or Liabilities	Inputs	Inputs
December 31, 2025
Financial instruments – Assets
Debt securities held to maturity	$182,205	$179,984	$—	$179,984	$—
Loans, net of allowance for credit losses	594,295	580,626	—	—	580,626
Financial instruments – Liabilities
Time deposits	$219,893	$219,574	$—	$219,574	$—
Other interest bearing liabilities	720	719	—	719	—

			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices in	Significant	Significant
(Dollars in thousands)			Active Markets	Other	Other
	Carrying		for Identical	Observable	Unobservable
	Amount	Fair Value	Assets or Liabilities	Inputs	Inputs
December 31, 2024
Financial instruments – Assets
Debt securities held to maturity	$191,627	$182,773	$—	$182,773	$—
Loans, net of allowance for credit losses	527,686	511,826	—	—	511,826
Financial instruments – Liabilities
Time deposits	$213,352	$212,152	$—	$212,152	$—
Other interest bearing liabilities	830	829	—	829	—

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

Trust Fees – include asset management and estate fees. Asset management fees are generally based on a fee schedule, based upon the market value of the assets under management, and recognized monthly when the service obligation is completed. Asset management fees recognized in 2025 and 2024 were $406,000 and $380,000, respectively. Fees for estate management services are based on a specified fee schedule and generally recognized as the following performance obligations are fulfilled: (i) 25% of total estate fee recognized when all estate assets are collected and debts paid, (ii) 50% of the total fee is recognized when the inheritance tax return is filed, and (iii) remaining 25% is recognized when the first and final account is confirmed, settling the estate. Estate fees recognized during 2025 and 2024 were $38,000 and $89,000, respectively.

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

Compensation expense for stock options granted and restricted stock awarded is measured using the fair value of the award on the grant date and is recognized over the vesting period. The Company recognized $154,000 and $142,000 of expense for the years ended December 31, 2025 and 2024, respectively, for stock-based compensation.

The Plan is administered by a committee of the Board of Directors. The Committee determines, among other things, the recipients of stock compensation, the number of shares to be subject to each award, the option price, the duration of the option and the restricted period, as appropriate. A recipient of the restricted shares will forfeit those shares in their entirety if employment is terminated prior to the vesting date for reasons other than retirement, death or disability. Forfeited awards are returned to the pool of shares available for grant for future awards. The maximum number of shares of common stock that may be issued under the Plan is 300,000 shares, and 190,005 shares were available for grant as of December 31, 2025. Shares of common stock issued under the Plan may be treasury shares or authorized but unissued shares.

During 2025, a total of 13,625 restricted shares were awarded to certain officers and all directors. In 2024, a total of 9,628 shares of restricted stock were awarded to certain officers and all directors. Each award vests after three-years, with interim vesting in the case of death, disability or retirement as approved by the Board of Directors.

The following table presents compensation expense and related tax benefits for restricted stock awards recognized on the consolidated statement of income.

(Dollars in thousands)
	2025	2024
Compensation expense	$154	$142
Tax benefit	(32)	(30)
Net income effect	$122	$112

At December 31, 2025, there was $180,000 of unrecognized compensation cost related to all non-vested restricted stock awards. This cost is expected to be recognized through February 2028.

The following table presents a summary of non-vested restricted shares activity for 2025.

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested at January 1, 2025	28,809	$14.85
Vested	(8,054)	15.90
Forfeited	(330)	14.13
Granted	13,625	13.23
Non-vested at December 31, 2025	34,050	$13.96

No stock options were awarded in 2025. No options were exercised under the Plan for the years ended December 31, 2025 and 2024. All previously granted stock options have vested, and all remaining options previously granted under the Plans expired on February 17, 2025. As of December 31, 2025, there was no unrecognized compensation cost related to options granted under the Plan.

The following table presents a summary of the status of the stock options as of December 31, 2025 and December 31, 2024.

	2025		2024
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	22,700	$17.80	50,425	$17.76
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled/Forfeited	—	—	(3,500)	17.80
Expired	(22,700)	17.80	(24,225)	17.72
Outstanding at December 31, 2025	—	$—	22,700	$17.80

Options exercisable at year-end	—		22,700
Weighted-average fair value of options granted during the year		$—		$—
Intrinsic value of options exercised during the year		$—		$—
Intrinsic value of options cancelled during the year		$—
Intrinsic value of options outstanding and exercisable at December 31, 2025		$—

Defined Contribution Plan (“401(k) Plan”)

The Company has a 401(k) Plan under which employees, through payroll deductions, can defer portions of their compensation. The Company makes an annual non-elective fully vested contribution equal to 3% of compensation to each eligible participant. For the year ended December 31, 2025, the contribution amount totaled $279,000, which was credited to employees’ accounts during January 2026. This liability totaled $268,000 as of December 31, 2024 and was credited to employees’ accounts during January 2025. Expense incurred under this plan was $267,000 and $268,000 in 2025 and 2024, respectively. The 401(k) Plan also includes an employer matching contribution for employees that elect to defer compensation into this program. The matching contribution in 2025 and 2024 was $243,000 and $250,000, respectively.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan under which employees, through payroll deductions, can purchase shares of Company stock annually. The option price of the stock purchases is between 95% and 100% of the fair market value of the stock on the offering termination date as determined annually by the Board of Directors. The maximum number of shares which employees may purchase under the Plan is 250,000; however, the annual issuance of shares may not exceed 5,000 shares plus any unissued shares from prior offerings. There were 2,402 shares issued in 2025 and 2,866 shares issued in 2024 under this plan. As of December 31, 2025, there were 147,152 shares reserved for issuance under the Employee Stock Purchase Plan.

Supplemental Retirement Plans

The Company has non-qualified supplemental retirement plans for directors and key employees. At December 31, 2025 and 2024, the present value of the future liability associated with these plans was $61,000 and $73,000, respectively. For the years ended December 31, 2025 and 2024, $5,000 and $6,000, respectively, was recorded as expense in connection with these plans. The Company offsets the cost of these plans through the purchase of bank-owned life insurance and annuities. See Note 7.

Deferred Compensation Plans

The Company has entered into deferred compensation agreements with certain directors to provide each director with an additional retirement benefit, or to provide their beneficiary with a benefit, in the event of pre-retirement death. At December 31, 2025 and 2024, the present value of the future liability was $720,000 and $830,000, respectively. For the years ended December 31, 2025 and 2024, $27,000 and $32,000, respectively, was recorded as expense in connection with these plans. Separate accounts are maintained for each participating director with interest credited on a quarterly basis at the then current rate offered on long-term certificates of deposit. The Company offsets the cost of these plans through the purchase of bank-owned life insurance. See Note 7.

Salary Continuation Plans

The Company has non-qualified salary continuation plans for key employees. At December 31, 2025 and December 31, 2024, the present value of the future liability was $829,000 and $922,000, respectively. For the years ended December 31, 2025 and 2024, $16,000 and $61,000, respectively, was recorded as expense in connection with these plans. The Company offsets the cost of these plans through the purchase of bank-owned life insurance. See Note 7.

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

A summary of the Company’s financial instrument commitments is as follows:

(Dollars in thousands)	December 31,
	2025	2024
Commitments to grant loans	$122,524	$133,693
Unfunded commitments under lines of credit	9,808	11,324
Outstanding letters of credit	5,226	4,176

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

Outstanding letters of credit are instruments issued by the Bank that guarantee payment to the beneficiary by the Bank in the event of default by the Bank’s customer in the non-performance of an obligation or service. Most letters of credit are extended for one year periods. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds collateral supporting those commitments for which collateral is deemed necessary. The amount of the liability as of December 31, 2025 and 2024 for guarantees under letters of credit issued is not material.

The maximum undiscounted exposure related to these guarantees on December 31, 2025 was $5.2 million, and the approximate value of underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $67.0 million.

21. RELATED-PARTY TRANSACTIONS

The Bank has granted loans to certain senior and executive officers, directors and their related interests. None of these loans were past due or in non-accrual status on December 31, 2025 or 2024. The aggregate dollar amount of these loans was $9.4 million and $11.1 million at December 31, 2025 and December 31, 2024, respectively. During 2025, $5.6 million in new loans and advances were added, while repayments totaled $1.4 million. Additionally, $5.9 million in existing loans as of December 31, 2024 were no longer classified as related party loans at December 31, 2025 due to the departure of a director during 2025.

Deposits and other funds from related parties held by Juniata amounted to $2.0 million and $800,000 at December 31, 2025 and 2024, respectively.

22. DERIVATIVES

The Company may enter into derivative financial instruments as part of its asset liability management strategy to help manage its interest rate risk position and to meet the needs of customers.

Derivatives Designated as Hedging Instruments

The Company had no derivatives designated as cash flow hedges as of December 31, 2025 and December, 31, 2024.

Derivatives Not Designated as Hedging Instruments

The Company entered into risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which the Company is a participant. The risk participation agreements provide credit protection to the financial institution should the borrower fail to perform on its interest rate derivative contract with the financial institution. These risk participation agreements are recorded within other liabilities on the Consolidated Statement of Financial

Condition at their estimated fair value. At December 31, 2025 and 2024, the estimated fair value of the risk participation agreements was $20,000 and $24,000, respectively. Changes to the fair value of the risk participation agreements are included in fees derived from loan activity in the Consolidated Statement of Income. The company recorded income of $4,000 and $32,000, respectively, for the years ended December 31, 2025 and 2024.

The Company acts as an interest rate swap counterparty for commercial borrowers, which are accounted for at fair value. The Company manages its exposure to such interest rate swaps by entering corresponding and offsetting interest rate swaps with a third party that mirrors the terms of the swap with the commercial borrower. This position, referred to as a “back-to-back swap”, directly offsets itself, and Juniata’s exposure is the fair value of the derivative due to changes in credit risk of the commercial borrower and third party. The back-to-back swaps are recorded within other assets and other liabilities on the Consolidated Statement of Financial Condition at their estimated fair value which was $161,000 and $20,000 at December 31, 2025 and 2024, respectively. The Company recognized fee income of $20,000 and $79,000 for the years ended December 31, 2025 and 2024, respectively, upon the execution of the back-to-back swap contracts which is included in fees derived from loan activity in the Consolidated Statement of Income.

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

24. SUBSEQUENT EVENT

In January 2026, the Board of Directors declared a dividend of $0.22 per share to shareholders of record on February 13, 2026, payable on February 27, 2026.

25. JUNIATA VALLEY FINANCIAL CORP. (PARENT COMPANY ONLY) FINANCIAL INFORMATION

CONDENSED BALANCE SHEETS

(Dollars in thousands)

	December 31,
	2025	2024
ASSETS
Cash and cash equivalents	$74	$80
Investment in bank subsidiary	56,391	46,458
Equity securities	935	929
Other assets	44	46
TOTAL ASSETS	$57,444	$47,513

LIABILITIES
Accounts payable and other liabilities	$71	$56

STOCKHOLDERS’ EQUITY	57,373	47,457
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$57,444	$47,513

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Dollars in thousands)

	Years Ended December 31,
	2025	2024
INCOME
Interest and dividends on investment securities available for sale	$47	$47
Dividends from bank subsidiary	4,413	4,400
Change in value of equity securities	52	50
TOTAL INCOME	4,512	4,497
EXPENSE
Other non-interest expense	160	172
TOTAL EXPENSE	160	172
INCOME BEFORE INCOME TAXES AND EQUITY
IN UNDISTRIBUTED NET INCOME OF SUBSIDIARY	4,352	4,325
Income tax benefit	(18)	(20)
	4,370	4,345
Undistributed net income of subsidiary	3,613	1,884
NET INCOME	7,983	6,229
OTHER COMPREHENSIVE INCOME	6,166	5,320
TOTAL COMPREHENSIVE INCOME	$14,149	$11,549

CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended December 31,
	2025	2024
Cash flows from operating activities:
Net income	$7,983	$6,229
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed net income of subsidiary	(3,613)	(1,884)
Change in value of equity securities	(52)	(50)
Decrease (increase) in other assets	2	(7)
Increase in other liabilities	15	13
Net cash provided by operating activities	4,335	4,301

Cash flows from investing activities:
Proceeds from the maturity of available for sale investment securities	46	—
Net cash provided by investing activities	46	—

Cash flows from financing activities:
Cash dividends	(4,413)	(4,400)
Purchase of treasury stock	(4)	(3)
Treasury stock issued for stock plans	30	32
Net cash used in financing activities	(4,387)	(4,371)
Net decrease in cash and cash equivalents	(6)	(70)
Cash and cash equivalents at beginning of year	80	150
Cash and cash equivalents at end of year	$74	$80

26. Segment Information

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

Accounting policies for segments are the same as those described in Note 2. Segment performance is evaluated using consolidated net income. Information reported internally for performance assessment by the CODM follows, inclusive of reconciliations of significant segment totals to the financial statements:

(Dollars in thousands)	Year Ended
	December 31,
Banking Segment	2025	2024

Interest Income	$38,975	$37,116

Reconciliation of revenue
Other revenues	5,769	5,825
Total Consolidated revenues	$44,744	$42,941

Less:
Interest expense	13,617	14,187
Segment net interest income and noninterest income	$31,127	$28,754

Less:
Provision for credit losses	923	534
Employee compensation and benefits expense	11,292	11,470
Other segment items*	9,539	9,542
Income tax expense	1,390	979
Segment net income/consolidated net income	$7,983	$6,229

Reconciliation of assets
Total assets for reportable segments	895,263	848,874
Total consolidated assets	$895,263	$848,874

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company’s management, with the participation of its CEO and CFO, conducted an evaluation, as of December 31, 2025, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based on this evaluation, the Company’s CEO and CFO concluded that, as of the end of the period covered by this annual report, the Company’s disclosure controls and procedures were effective in reaching a reasonable level of assurance that management is timely alerted to material events relating to the company during the period when the Company’s periodic reports are being prepared.

Conclusion Regarding Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a – 15(f) promulgated under the Exchange Act. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under the framework in Internal Control-Integrated Framework (2013), the Company’s management concluded that internal control over financial reporting was effective as of December 31, 2025.

The "Management Report on Internal Control over Financial Reporting" may be found in "Item 8, Financial Statements and Supplementary Data" of this document.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the fiscal quarter ended December 31, 2025, none of the Company’s directors or “officers” (as defined in Rule 16a-1(f) (17 C.F.R. 240.16a-1(f))) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Item 408 of Regulation S-K (17 C.F.R. 229.408)).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference herein is information appearing in the Proxy Statement for the Annual Meeting of Shareholders to be held on May 19, 2026 (the “Proxy Statement”) under the captions “Management – Proposal 1 Election of Directors”, “Management – Executive Officers of the Company”, “Corporate Governance and Board Matters – Audit Committee – Members, Number of Meetings, Function, Charter and Audit Committee Financial Expert” and “Delinquent Section 16(a) Reports”. The Company has adopted a Code of Ethics that is applicable to the Company’s Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer and other designated senior officers, which can be found in the Investor Information – Governance Documents section of the Company’s website at www.JVBonline.com.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference herein is the information contained in the Proxy Statement under the caption “Stock Ownership by Management and Beneficial Owners”. Additionally, the following table contains information regarding equity compensation plans approved by shareholders, which includes a stock option plan for the Company’s employees and an employee stock purchase plan. The Company has no equity compensation plans that were not approved by shareholders.

Equity Compensation Plan Information
	Number of securities to be		Number of securities remaining
	issued upon exercise of		available for future issuance
	outstanding options, warrants	Weighted average exercise	under equity compensation
	and rights	price of outstanding options,	plans (excluding securities
Plan Category	(a)	warrants and rights	reflected in column a)
Equity compensation plans approved by security holders	34,380	$13.96	190,005
Equity compensation plans not approved by security holders	—	—	—
Total	34,380	$13.96	190,005

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)     The following consolidated financial statements of the Company are filed as part of this Form 10-K:

(i)	Reports of Independent Registered Public Accounting Firm
(ii)	Consolidated Statements of Financial Condition as of December 31, 2025 and December 31, 2024
(iii)	Consolidated Statements of Income for the fiscal years ended December 31, 2025 and December 31, 2024
(iv)	Consolidated Statements of Comprehensive Income for the fiscal years ended December 31, 2025 and December 31, 2024
(v)	Consolidated Statements of Stockholders’ Equity for the fiscal years ended December 31, 2025 and December 31, 2024
(vi)	Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2025 and December 31, 2024
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

Date: March 25, 2026

/s/ Marcie A. Barber
By: Marcie A. Barber
Director, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Martin L. Dreibelbis	March 25, 2026
Martin L. Dreibelbis
Chairman

/s/ Gary E. Kelsey	March 25, 2026
Gary E. Kelsey
Vice Chairman

/s/ Marcie A. Barber	March 25, 2026
Marcie A. Barber
Director and Chief Executive Officer (Principal Executive Officer)

/s/ Michael A. Buffington	March 25, 2026
Michael A. Buffington
Director

/s/ John P. Henry, IV	March 25, 2026
John P. Henry, IV
Director

/s/ Christina Calkins-Mazur	March 25, 2026
Christina Calkins-Mazur
Director

/s/ Joseph B. Scarnati, III	March 25, 2026
Joseph B. Scarnati, III
Director

/s/ Steven C. Sliver	March 25, 2026
Steven C. Sliver
Director

/s/ Michael W. Wolf	March 25, 2026
Michael W. Wolf
Chief Financial Officer (Principal Accounting and Financial Officer)

JUNIATA VALLEY FINANCIAL CORP.

CORPORATE OFFICERS

Martin L. Dreibelbis	Chairman
Gary E. Kelsey	Vice Chairman
Marcie A. Barber	President and Chief Executive Officer
Michael W. Wolf	Executive Vice President, Secretary, Treasurer and Chief Financial Officer

JUNIATA VALLEY FINANCIAL CORP. AND THE JUNIATA VALLEY BANK

BOARD OF DIRECTORS

Marcie A. Barber	John P. Henry, IV
President and Chief Executive Officer	President & CEO JPH Enterprises

Michael A. Buffington	Gary E. Kelsey, Vice Chairman
Founder and President, Buffington Property	Retired, Potter County, PA, Register of Wills
Management, LLC and One-Stop	and Recorder of Deeds
Communications
Joseph B. Scarnati, III
Christina Calkins-Mazur	Consultant, Allegheny Strategy Partners
Retired, Dealer Principle, Calkins Buick	Owner, The Dan Smith Candy Company
GMC Subaru
Steven C. Sliver
Martin L. Dreibelbis, Chairman	Retired, President & CEO Mutual Benefit Group
Retired, Petroleum Consultant

THE JUNIATA VALLEY BANK

BUSINESS DEVELOPMENT BOARD MEMBERS

Keith A. Altiery
Benjamin B. Hartzler
Jessica Fike Pheasant
Richard A. Smeltz
Corey P. Wray