Form 10-Q
period 2026-06-30
JUNIATA VALLEY FINANCIAL CORP
filed 2026-08-12
CIK 714712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes        ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2026
Common Stock ($1.00 par value)	5,034,291 shares

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Financial Condition

	(Unaudited)
(Dollars in thousands, except share data)	June 30, 2026	December 31, 2025
ASSETS
Cash and due from banks	$5,750	$5,719
Interest bearing deposits with banks	8,256	5,729
Cash and cash equivalents	14,006	11,448
Equity securities	1,551	1,273
Debt securities available for sale	46,455	55,600
Debt securities held to maturity (fair value $172,623 and $179,984, respectively)	177,707	182,205
Restricted investment in bank stock	2,560	2,522
Total loans	636,234	601,378
Less: Allowance for credit losses	(7,629)	(7,083)
Total loans, net of allowance for credit losses	628,605	594,295
Premises and equipment, net	9,551	9,256
Bank owned life insurance and annuities	16,087	15,947
Investment in low-income housing partnerships	349	510
Core deposit and other intangible assets	163	190
Goodwill	9,812	9,812
Deferred tax asset, net	7,471	8,198
Accrued interest receivable and other assets	4,596	4,007
Total assets	$918,913	$895,263
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$210,448	$209,865
Interest bearing	595,272	571,934
Total deposits	805,720	781,799
Short-term borrowings and repurchase agreements	43,822	49,906
Other interest bearing liabilities	660	720
Accrued interest payable and other liabilities	6,038	5,465
Total liabilities	856,240	837,890
Commitments and contingent liabilities
Stockholders’ Equity:
Preferred stock, no par value: Authorized - 500,000 shares, none issued	—	—
Common stock, par value $1.00 per share: Authorized 20,000,000 shares; Issued - 5,151,279 shares at June 30, 2026 and December 31, 2025; Outstanding - 5,034,291 shares at June 30, 2026 and 5,018,799 shares at December 31, 2025	5,151	5,151
Surplus	24,659	24,820
Retained earnings	59,804	56,696
Accumulated other comprehensive loss	(25,054)	(27,154)
Cost of common stock in Treasury: 116,988 shares at June 30, 2026; 132,480 shares at December 31, 2025	(1,887)	(2,140)
Total stockholders’ equity	62,673	57,373
Total liabilities and stockholders’ equity	$918,913	$895,263

See Notes to Consolidated Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Income (Unaudited)

	Three Months Ended		Six Months Ended
(Dollars in thousands, except share data)	June 30,		June 30,
	2026	2025	2026	2025
Interest and dividend income:
Loans, including fees	$9,396	$8,112	$18,706	$15,893
Taxable securities	1,259	1,372	2,480	2,737
Tax-exempt securities	18	30	48	60
Other interest income	20	20	40	37
Total interest income	10,693	9,534	21,274	18,727
Interest expense:
Deposits	2,839	2,889	5,597	5,692
Short-term borrowings and repurchase agreements	439	440	947	971
Long-term debt	—	21	—	51
Other interest bearing liabilities	5	7	11	14
Total interest expense	3,283	3,357	6,555	6,728
Net interest income	7,410	6,177	14,719	11,999
Provision for credit losses	376	349	556	453
Net interest income after provision for credit losses	7,034	5,828	14,163	11,546
Non-interest income:
Customer service fees	433	466	868	926
Debit card fee income	470	450	900	872
Earnings on bank-owned life insurance and annuities	71	62	140	119
Trust fees	113	112	239	243
Commissions from sales of non-deposit products	50	69	100	170
Fees derived from loan activity	167	158	362	273
Loss on sales and calls of securities	(209)	—	(209)	—
Change in value of equity securities	220	40	278	12
Gain from life insurance proceeds	—	20	—	20
Other non-interest income	77	100	156	188
Total non-interest income	1,392	1,477	2,834	2,823
Non-interest expense:
Employee compensation expense	2,274	2,098	4,518	4,073
Employee benefits	694	502	1,435	1,048
Occupancy	355	301	681	667
Equipment	253	243	505	460
Data processing expense	761	778	1,415	1,407
Professional fees	256	247	492	453
Taxes, other than income	100	95	118	126
FDIC Insurance premiums	137	119	266	254
Amortization of intangible assets	13	17	27	35
Amortization of investment in low-income housing partnerships	80	80	161	161
Other non-interest expense	503	585	1,019	1,066
Total non-interest expense	5,426	5,065	10,637	9,750
Income before income taxes	3,000	2,240	6,360	4,619
Income tax provision	478	329	1,041	700
Net income	$2,522	$1,911	$5,319	$3,919
Earnings per share
Basic	$0.50	$0.38	$1.06	$0.78
Diluted	$0.50	$0.38	$1.05	$0.78

See Notes to Consolidated Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,
	2026			2025
(Dollars in thousands)	Pre-Tax	Tax	Net of Tax	Pre-Tax	Tax	Net of Tax
	Amount	Effect	Amount	Amount	Effect	Amount
Net income	$3,000	$(478)	$2,522	$2,240	$(329)	$1,911
Other comprehensive income:
Securities
Available for sale securities
Unrealized holding gain arising during the period	175	(36)	139	533	(111)	422
Reclassification adjustment for losses included in net income (1) (3)	209	(44)	165	—	—	—
Held to maturity securities
Amortization of unrealized holding losses on held to maturity securities (1) (2)	1,075	(232)	843	1,135	(246)	889
Other comprehensive income	1,459	(312)	1,147	1,668	(357)	1,311
Total comprehensive income	$4,459	$(790)	$3,669	$3,908	$(686)	$3,222

	Six Months Ended June 30,
	2026			2025
(Dollars in thousands)	Pre-Tax	Tax	Net-of-Tax	Pre-Tax	Tax	Net-of-Tax
	Amount	Effect	Amount	Amount	Effect	Amount
Net income	$6,360	$(1,041)	$5,319	$4,619	$(700)	$3,919
Other comprehensive income:
Securities
Available for sale securities
Unrealized holding gain arising during the period	277	(58)	219	1,673	(352)	1,321
Reclassification adjustment for losses included in net income (1) (3)	209	(44)	165	—	—	—
Held to maturity securities
Amortization of unrealized holding losses on held to maturity securities (1) (2)	2,187	(471)	1,716	2,281	(493)	1,788
Other comprehensive income	2,673	(573)	2,100	3,954	(845)	3,109
Total comprehensive income	$9,033	$(1,614)	$7,419	$8,573	$(1,545)	$7,028
(1)	Income tax amounts are included in the provision for income taxes on the Consolidated Statements of Income.
(2)	Amounts included in interest income on the Consolidated Statements of Income.
(3)	Amounts are included in loss on sales and calls of securities on the Consolidated Statements of Income as a separate element within total non-interest income.

See Notes to Consolidated Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Stockholders’ Equity (Unaudited)

	Three months ended June 30, 2026
					Accumulated
(Dollars in thousands, except share	Number				Other		Total
data)	of Shares	Common		Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Surplus	Earnings	Income (Loss)	Stock	Equity
Balance, April 1, 2026	5,032,400	$5,151	$24,622	$58,389	$(26,201)	$(1,918)	$60,043
Net income				2,522			2,522
Other comprehensive income					1,147		1,147
Cash dividends at $0.22 per share				(1,107)			(1,107)
Stock-based compensation			42				42
Treasury stock issued for stock plans	1,891		(5)			31	26
Balance, June 30, 2026	5,034,291	$5,151	$24,659	$59,804	$(25,054)	$(1,887)	$62,673

	Six months ended June 30, 2026
					Accumulated
(Dollars in thousands, except share	Number				Other		Total
data)	of Shares	Common		Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Surplus	Earnings	Income (Loss)	Stock	Equity
Balance, January 1, 2026	5,018,799	$5,151	$24,820	$56,696	$(27,154)	$(2,140)	$57,373
Net income				5,319			5,319
Other comprehensive income					2,100		2,100
Cash dividends at $0.44 per share				(2,211)			(2,211)
Stock-based compensation			83				83
Purchase of treasury stock	(1,206)					(17)	(17)
Treasury stock issued for stock plans	16,698		(244)			270	26
Balance, June 30, 2026	5,034,291	$5,151	$24,659	$59,804	$(25,054)	$(1,887)	$62,673

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Stockholders’ Equity (Unaudited)

	Three months ended June 30, 2025
					Accumulated
(Dollars in thousands, except share	Number				Other		Total
data)	of Shares	Common		Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Surplus	Earnings	Income (Loss)	Stock	Equity
Balance, April 1, 2025	5,016,727	$5,151	$24,712	$54,034	$(31,522)	$(2,179)	$50,196
Net income				1,911			1,911
Other comprehensive income					1,311		1,311
Cash dividends at $0.22 per share				(1,105)			(1,105)
Stock-based compensation			38				38
Purchase of treasury stock	(330)						—
Treasury stock issued for stock plans	2,402		(9)			39	30
Balance, June 30, 2025	5,018,799	$5,151	$24,741	$54,840	$(30,211)	$(2,140)	$52,381

	Six months ended June 30, 2025
					Accumulated
(Dollars in thousands, except share	Number				Other		Total
data)	of Shares	Common		Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Surplus	Earnings	Income (Loss)	Stock	Equity
Balance, January 1, 2025	5,003,384	$5,151	$24,896	$53,126	$(33,320)	$(2,396)	$47,457
Net income				3,919			3,919
Other comprehensive income					3,109		3,109
Cash dividends at $0.44 per share				(2,205)			(2,205)
Stock-based compensation			75				75
Purchase of treasury stock	(612)					(4)	(4)
Treasury stock issued for stock plans	16,027		(230)			260	30
Balance, June 30, 2025	5,018,799	$5,151	$24,741	$54,840	$(30,211)	$(2,140)	$52,381

See Notes to Consolidated Financial Statements

Juniata Valley Financial Corp. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)	Six Months Ended June 30,
	2026	2025
Operating activities:
Net income	$5,319	$3,919
Adjustments to reconcile net income from operating activities:
Provision for credit losses	556	453
Depreciation	423	394
Net amortization of securities premiums	19	59
Net amortization of loan origination fees (costs)	11	(54)
Deferred net loan origination costs	(385)	(330)
Amortization of intangibles	27	35
Amortization of investment in low-income housing partnerships	161	161
Net amortization of purchase fair value adjustments	(16)	(18)
Net realized loss on sales and calls of available for sale securities	209	—
Change in value of equity securities	(278)	(12)
Earnings on bank owned life insurance and annuities	(140)	(119)
Deferred income tax expense	154	11
Stock-based compensation expense	83	75
Gain from life insurance proceeds	—	(20)
Increase in accrued interest receivable and other assets	(589)	(27)
Increase (decrease) in accrued interest payable and other liabilities	513	(1,192)
Net cash provided by operating activities	6,067	3,335
Investing activities:
Purchases of:
Securities available for sale	(6,853)	—
Restricted stock	(38)	—
Premises and equipment	(718)	(188)
Bank owned life insurance	—	(890)
Bank owned life insurance premium and annuity payments	—	(9)
Proceeds from:
Redemption of equity securities	—	46
Sales of debt securities available for sale	6,791	—
Maturities of and principal repayments on securities available for sale	9,464	2,006
Maturities of and principal repayments on securities held to maturity	6,686	6,733
Redemption of restricted stock	—	247
Life insurance claims	—	243
Sale of fixed assets	—	4
Sale of other assets	14	—
Net increase in loans	(34,490)	(22,063)
Net cash used in investing activities	(19,144)	(13,871)
Financing activities:
Net increase in deposits	23,921	11,350
Net (decrease) increase in short-term borrowings and securities sold under agreements to repurchase	(6,084)	7,478
Repayment of long-term debt	—	(5,000)
Cash dividends	(2,211)	(2,205)
Purchase of treasury stock	(17)	(4)
Treasury stock issued for employee stock plans	26	30
Net cash provided by financing activities	15,635	11,649
Net increase in cash and cash equivalents	2,558	1,113
Cash and cash equivalents at beginning of year	11,448	10,998
Cash and cash equivalents at end of period	$14,006	$12,111
Supplemental information:
Interest paid	$6,533	$6,716
Federal income tax paid (no state or foreign taxes paid)	970	685
Supplemental schedule of noncash investing and financing activities:
Transfer of loans to repossessed vehicles	$14	$—

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

In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that can be expected for the year ending December 31, 2026. For further information, refer to the consolidated financial statements and notes thereto included in Juniata Valley Financial Corp.’s Annual Report on Form 10-K (“Annual Report”) for the year ended December 31, 2025.

The Company has evaluated events and transactions occurring subsequent to the consolidated statement of financial condition date of June 30, 2026 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

2. RECENT ACCOUNTING STANDARDS UPDATES

Adoption of New Accounting Standards:

None.

Pending Accounting Standards:

ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40) – Disaggregation of Income Statement Expenses

The amendments in this Update require disclosure, in the notes to the financial statements, of specified information about certain costs and expenses. The amendments require that, at each interim and annual reporting period, an entity:

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

3. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Components of accumulated other comprehensive income (loss), net of tax, consisted of the following:

	Unrealized	Unrealized
	Gains	Gains
(Dollars in thousands)	(Losses) on	(Losses) on
	AFS	HTM
June 30, 2026	Securities	Securities	Total
Beginning balance, December 31, 2025	$(2,389)	$(24,765)	$(27,154)
Current period other comprehensive income:
Other comprehensive income before reclassification	219	—	219
Amounts reclassified from accumulated other comprehensive income	165	1,716	1,881
Net current period other comprehensive income	384	1,716	2,100
Ending balance, June 30, 2026	$(2,005)	$(23,049)	$(25,054)

	Unrealized	Unrealized
	Gains	Gains
(Dollars in thousands)	(Losses) on	(Losses) on
	AFS	HTM
June 30, 2025	Securities	Securities	Total
Beginning balance, December 31, 2024	$(4,933)	$(28,387)	$(33,320)
Current period other comprehensive income:
Other comprehensive income before reclassification	1,321	—	1,321
Amounts reclassified from accumulated other comprehensive income	—	1,788	1,788
Net current period other comprehensive income	1,321	1,788	3,109
Ending balance, June 30, 2025	$(3,612)	$(26,599)	$(30,211)

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

The following tables set forth the computation of basic and diluted earnings per share:

(Amounts in thousands, except earnings per share data)	Three Months Ended June 30,
	2026	2025
Net income	$2,522	$1,911
Weighted-average common shares outstanding	5,033	5,017
Basic earnings per share	$0.50	$0.38

Weighted-average common shares outstanding	5,033	5,017
Common stock equivalents due to effect of stock options and restricted stock	16	12
Total weighted-average common shares and equivalents	5,049	5,029
Diluted earnings per share	$0.50	$0.38
Anti-dilutive stock options and restricted stock outstanding	—	—

(Amounts in thousands, except earnings per share data)	Six months ended June 30,
	2026	2025
Net income	$5,319	$3,919
Weighted-average common shares outstanding	5,029	5,013
Basic earnings per share	$1.06	$0.78

Weighted-average common shares outstanding	5,029	5,013
Common stock equivalents due to effect of stock options and restricted stock	17	12
Total weighted-average common shares and equivalents	5,046	5,025
Diluted earnings per share	$1.05	$0.78
Anti-dilutive stock options and restricted stock outstanding	—	3

5. SECURITIES

Equity Securities

Equity securities owned by the Company consist of common stock of various financial services providers. ASC Topic 321, Investments – Equity Securities requires all equity securities within its scope to be measured at fair value with changes in fair value recognized in net income. The Company had $1.6 million and $1.3 million in equity securities recorded at fair value as of June 30, 2026 and December 31, 2025, respectively. No equity securities were sold by the Company in the three or six months ended June 30, 2026, nor the three months ended June 30, 2025. The Company sold $46,000 in equity securities at fair value in the six months ended June 30, 2025. No gains or losses were recorded on the sale of equity securities for the three or six months ended June 30, 2026 and June 30, 2025. Due to changes in the fair value of the Company’s portfolio of equity securities, the Company recorded net gains of $220,000 and $278,000 for the three and six months ended June 30, 2026, respectively, and $40,000 and $12,000 for the three and six months ended June 30, 2025, respectively.

Debt Securities

Debt securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Debt securities that are not classified as either held to maturity or trading are classified as available for sale. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax. As of June 30, 2026, the Company’s debt securities portfolio includes primarily bonds issued by U.S. Government sponsored enterprises (approximately 17% of the investment portfolio), mortgage-backed securities issued by Government-sponsored entities and backed by residential mortgages (approximately 78% of the investment portfolio), corporate debt securities (approximately 3% of the investment portfolio) and municipal bonds

(approximately 2% of the investment portfolio). Most of the municipal bonds are general obligation bonds with maturities or pre-refunding dates within 5 years.

At both June 30, 2026 and December 31, 2025, excluding securities of the U.S. Government and its agencies, the Company had holdings of securities from one issuer (Federal Farm Credit Bank) in excess of 10% of stockholders’ equity; holdings of Federal Farm Credit Bank securities had a fair value of $12.2 million as of both June 30, 2026 and December 31, 2025.

The amortized cost and fair value of debt securities as of June 30, 2026 and December 31, 2025, by contractual maturity, are shown in the tables below. Expected maturities may differ from contractual maturities because the securities may be called or prepaid, with or without prepayment penalties. Securities not due at a single maturity date are shown separately.

(Dollars in thousands)	June 30, 2026
			Gross	Gross
	Amortized	Fair	Unrealized	Unrealized
Debt Securities Available for Sale	Cost	Value	Gains	Losses
Obligations of U.S. Government sponsored enterprises
Within one year	$6,000	$5,943	$—	$(57)
	6,000	5,943	—	(57)
Obligations of state and political subdivisions
After one year but within five years	1,350	1,279	—	(71)
After five years but within ten years	4,101	3,602	—	(499)
	5,451	4,881	—	(570)
Corporate debt securities
After one year but within five years	2,000	1,934	—	(66)
After five years but within ten years	4,000	3,550	—	(450)
	6,000	5,484	—	(516)
Mortgage-backed securities, residential	31,543	30,147	—	(1,396)
Total debt securities available for sale	$48,994	$46,455	$—	$(2,539)

(Dollars in thousands)	June 30, 2026
			Gross	Gross
	Amortized	Fair	Unrecognized	Unrecognized
Debt Securities Held to Maturity	Cost	Value	Gains	Losses
Obligations of U.S. Government sponsored enterprises
Within one year	$4,927	$4,932	$5	$—
After one year but within five years	27,069	27,131	86	(24)
	31,996	32,063	91	(24)
Mortgage-backed securities, residential	145,711	140,560	789	(5,940)
Total debt securities held for sale	$177,707	$172,623	$880	$(5,964)

(Dollars in thousands)	December 31, 2025
			Gross	Gross
	Amortized	Fair	Unrealized	Unrealized
Debt Securities Available for Sale	Cost	Value	Gains	Losses
Obligations of U.S. Government sponsored enterprises
Within one year	$6,000	$5,865	$—	$(135)
After one year but within five years	7,000	6,754	—	(246)
	13,000	12,619	—	(381)
Obligations of state and political subdivisions
Within one year	1,465	1,465	—	—
After one year but within five years	1,338	1,266	—	(72)
After five years but within ten years	4,103	3,614	—	(489)
	6,906	6,345	—	(561)
Corporate debt securities
Within one year	2,000	1,967	—	(33)
After five years but within ten years	10,000	9,031	—	(969)
	12,000	10,998	—	(1,002)
Mortgage-backed securities, residential	26,719	25,638	—	(1,081)
Total debt securities available for sale	$58,625	$55,600	$—	$(3,025)

(Dollars in thousands)	December 31, 2025
			Gross	Gross
	Amortized	Fair	Unrecognized	Unrecognized
Debt Securities Held to Maturity	Cost	Value	Gains	Losses
Obligations of U.S. Government sponsored enterprises
After one year but within five years	$31,481	$32,009	$528	$—
	31,481	32,009	528	—
Mortgage-backed securities, residential	150,724	147,975	2,177	(4,926)
Total debt securities held for sale	$182,205	$179,984	$2,705	$(4,926)

Certain obligations of the U.S. Government and state and political subdivisions as well as mortgage-backed securities are pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law. The carrying value of the pledged assets was $160.9 million and $174.7 million on June 30, 2026 and December 31, 2025, respectively.

In addition to cash received from the scheduled maturities of investment securities, some debt securities available for sale are sold or called at current market values during normal operations. The Company received $6.8 million in gross proceeds from the sale of an available for sale U.S. Government agency security due to a portfolio yield restructuring plan that resulted in a $209,000 loss on the sale for the three and six months ended June 30, 2026. There were no sales of debt securities in the three or six months ended June 30, 2025.

The following tables summarize debt securities available for sale with unrealized losses at June 30, 2026 and December 31, 2025, aggregated by category and length of time in a continuous unrealized loss position.

	Unrealized Losses at June 30, 2026
	Less Than 12 Months			12 Months or More			Total
(Dollars in thousands)	Number			Number			Number
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Securities available for sale
Obligations of U.S. Government sponsored enterprises	—	$—	$—	1	$5,943	$(57)	1	$5,943	$(57)
Obligations of state and political subdivisions	—	—	—	6	4,881	(570)	6	4,881	(570)
Corporate debt securities	—	—	—	3	5,484	(516)	3	5,484	(516)
Mortgage-backed securities, residential	1	6,758	(65)	32	23,389	(1,331)	33	30,147	(1,396)
Total	1	$6,758	$(65)	42	$39,697	$(2,474)	43	$46,455	$(2,539)

	Unrealized Losses at December 31, 2025
	Less Than 12 Months			12 Months or More			Total
(Dollars in thousands)	Number			Number			Number
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Securities available for sale
Obligations of U.S. Government sponsored enterprises	—	$—	$—	2	$12,619	$(381)	2	$12,619	$(381)
Obligations of state and political subdivisions	—	—	—	6	4,880	(561)	6	4,880	(561)
Corporate debt securities	—	—	—	6	10,998	(1,002)	6	10,998	(1,002)
Mortgage-backed securities, residential	—	—	—	33	25,638	(1,081)	33	25,638	(1,081)
Total	—	$—	$—	47	$54,135	$(3,025)	47	$54,135	$(3,025)

At June 30, 2026, one obligation of U.S. Government sponsored enterprises, six obligations of state and political subdivisions, three corporate debt securities and thirty-three mortgage-backed securities available for sale had unrealized losses. All but one mortgage-backed security has been in a continuous loss position for twelve months or more. The mortgage-backed securities in the Company’s portfolio are government sponsored enterprise (“GSE”) pass-through instruments issued by the Federal National Mortgage Association (“FNMA”) or Federal Home Loan Mortgage Corporation (“FHLMC”), which guarantees the timely payment of principal on these investments.

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

Changes in the allowance for credit losses are recorded as credit loss expense (or reversal). Losses are charged against the allowance when management believes the uncollectibility of an available for sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met. As of June 30, 2026, management determined that an immaterial credit loss existed because the decline in fair value of the debt securities available for sale was mostly attributable to changes in interest rates and other market conditions, rather than erosion of issuer credit quality and, as a result, timely payment of contractual cash flows, including principal and interest, has continued and is not considered to be at risk. Therefore, the Company did not record an allowance for credit losses for these securities as of June 30, 2026 or December 31, 2025.

Credit Quality Indicators

All the Company’s held to maturity debt securities are issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities are either explicitly or implicitly guaranteed by the U.S. government, except for the Federal Farm Credit Bank securities, but all are highly rated by major rating agencies and have a long history of no credit losses.

The Company monitors the credit quality of held to maturity debt securities using credit ratings. The credit ratings are sourced from nationally recognized rating agencies. All held to maturity debt securities were current in their payment of principal and interest as of both June 30, 2026 and December 31, 2025.

The following tables summarize the amortized cost of held to maturity debt securities aggregated by credit quality indicator based on the latest information available at June 30, 2026 and December 31, 2025.

(Dollars in thousands)

June 30, 2026	AAA	Total
Securities held to maturity
Obligations of U.S. Government sponsored enterprises	$31,996	$31,996
Mortgage-backed securities, residential	145,711	145,711
Total	$177,707	$177,707

(Dollars in thousands)

December 31, 2025	AAA	Total
Securities held to maturity
Obligations of U.S. Government sponsored enterprises	$31,481	$31,481
Mortgage-backed securities, residential	150,724	150,724
Total	$182,205	$182,205

6. LOANS AND RELATED ALLOWANCE FOR CREDIT LOSSES

Loans that the Company originated and have the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at the outstanding unpaid principal balances, net of any deferred fees or costs and the allowance for credit losses. Interest income on all loans, other than nonaccrual loans, is accrued over the term of the loans based on the amount of principal outstanding. Unearned income is amortized to income over the life of the loans, using the interest method.

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

ASC 326 requires the Company to establish a liability for anticipated credit losses for unfunded commitments. To accomplish this, the Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit unless that obligation is unconditionally cancellable by the Company. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. At June 30, 2026, the Company had $65.5 million in unfunded commitments and $346,000 in anticipated credit losses in the reserve for unfunded lending commitments. At December 31, 2025, the Company had $79.0 million in unfunded commitments and $411,000 in anticipated credit losses in the reserve for unfunded lending commitments. The reserve for unfunded commitments is recorded in other liabilities on the Consolidated Statements of Financial Condition as opposed to in the ACL. Provisions to the reserve for unfunded lending commitments are recorded as other noninterest expense on the Consolidated Statements of Income.

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

Loan Portfolio Classification

The following table presents the loan portfolio by class at June 30, 2026 and December 31, 2025.

(Dollars in thousands)
	June 30, 2026	December 31, 2025
Commercial, financial and agricultural	$80,590	$78,016
Real estate - commercial	283,176	273,135
Real estate - construction:
1-4 family residential construction	3,293	266
Other construction loans	72,437	57,798
Real estate - mortgage	175,441	173,889
Obligations of states and political subdivisions	18,377	15,258
Personal	2,920	3,016
Total	$636,234	$601,378

The following tables disclose allowance for credit loss activity by loan class for the three and six months ended June 30, 2026 and June 30, 2025.

			Real estate-		Obligations
	Commercial,		construction	Real estate-	of states
(Dollars in thousands)	financial and	Real estate-	1-4 family	construction	and political	Real estate-
	agricultural	commercial	residential	other	subdivisions	mortgage	Personal	Total
Three Months Ended
June 30, 2026
Allowance for credit losses:
Beginning balance	$1,135	$3,239	$5	$1,495	$30	$1,338	$23	$7,265
Provision for credit losses	40	116	3	188	—	23	6	376
Loans charged off	—	—	—	—	—	(8)	(5)	(13)
Recoveries collected	—	—	—	—	—	—	1	1
Total ending allowance balance	$1,175	$3,355	$8	$1,683	$30	$1,353	$25	$7,629
Six Months Ended
June 30, 2026
Allowance for credit losses:
Beginning balance	$1,201	$3,087	$6	$1,415	$30	$1,320	$24	$7,083
Provision for credit losses	(26)	268	2	268	—	41	3	556
Loans charged off	—	—	—	—	—	(8)	(11)	(19)
Recoveries collected	—	—	—	—	—	—	9	9
Total ending allowance balance	$1,175	$3,355	$8	$1,683	$30	$1,353	$25	$7,629

			Real estate-		Obligations
	Commercial,		construction	Real estate-	of states
(Dollars in thousands)	financial and	Real estate-	1-4 family	construction	and political	Real estate-
	agricultural	commercial	residential	other	subdivisions	mortgage	Personal	Total
Three Months Ended
June 30, 2025
Allowance for credit losses:
Beginning balance	$1,120	$3,100	$10	$712	$24	$1,269	$43	$6,278
Provision for credit losses	29	18	2	284	(4)	12	8	349
Loans charged off	—	—	—	—	—	—	(11)	(11)
Recoveries collected	—	—	—	—	—	4	2	6
Total ending allowance balance	$1,149	$3,118	$12	$996	$20	$1,285	$42	$6,622
Six Months Ended
June 30, 2025
Allowance for credit losses:
Beginning balance	$994	$3,010	$32	$821	$24	$1,258	$44	$6,183
Provision for credit losses	155	108	(20)	175	(4)	27	12	453
Loans charged off	—	—	—	—	—	(4)	(18)	(22)
Recoveries collected	—	—	—	—	—	4	4	8
Total ending allowance balance	$1,149	$3,118	$12	$996	$20	$1,285	$42	$6,622

There were no consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process as of June 30, 2026 or December 31, 2025. Charge-offs occur when a confirmed loss is identified. Professional appraisals of collateral, discounted for expected selling costs, appraisal age, economic conditions and other known factors, are used to determine the charge-off amount.

Under ASC 326, loans that do not share risk characteristics are not evaluated collectively and are instead individually evaluated. When management determines foreclosure is probable, expected credit losses are based on the fair value of the collateral, adjusted for selling costs as appropriate.

The following tables present the amortized cost basis of collateral-dependent loans by class of loans and collateral type as of June 30, 2026 and December 31, 2025.

(Dollars in thousands)

As of June 30, 2026	Real Estate
Real estate - mortgage	$177
Total	$177

(Dollars in thousands)

As of December 31, 2025	Real Estate
Real estate - commercial	$135
Real estate - construction:
Other construction loans	95
Real estate - mortgage	257
Total	$487

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

The following tables present the amortized cost basis of loans on nonaccrual status, including nonaccrual status loans with no allowance, and loans past due over 89 days still accruing as of June 30, 2026 and December 31, 2025, respectively.

(Dollars in thousands)	Non-accrual with	Non-accrual with	Loans Past Due
	No Allowance	an Allowance	Over 89 Days
As of June 30, 2026	for Credit Loss	for Credit Loss	Still Accruing(1)
Commercial, financial and agricultural	$—	$124	$—
Real estate - mortgage	177	—	—
Total	$177	$124	$—

(Dollars in thousands)	Non-accrual with	Non-accrual with	Loans Past Due
	No Allowance	an Allowance	Over 89 Days
As of December 31, 2025	for Credit Loss	for Credit Loss	Still Accruing(1)
Commercial, financial and agricultural	$—	$148	$—
Real estate - commercial	135	—	—
Real estate - construction:
Other construction loans	95	—	—
Real estate - mortgage	257	—	—
Total	$487	$148	$—
(1)	These loans are guaranteed, or well-secured, and there is an effective means of collection in process.

The Company recognized no interest income on nonaccrual loans for the six months ended June 30, 2026 or for the year ended December 31, 2025.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. Past due status is determined by the contractual terms of the loan. The following tables present the classes of the loan portfolio, summarized by the past due status as of June 30, 2026 and December 31, 2025, respectively.

(Dollars in thousands)			Greater
	30‑59 Days	60‑89 Days	Than 89 Days	Total Past
As of June 30, 2026	Past Due(1)	Past Due	Past Due	Due
Commercial, financial and agricultural	$315	$—	$124	$439
Real estate - commercial	299	60	—	359
Real estate - mortgage	162	188	81	431
Personal	13	—	—	13
Total	$789	$248	$205	$1,242

(Dollars in thousands)			Greater
	30‑59 Days	60‑89 Days	Than 89 Days	Total Past
As of December 31, 2025	Past Due(1)	Past Due	Past Due	Due
Commercial, financial and agricultural	$71	$—	$148	$219
Real estate - commercial	92	—	135	227
Real estate - mortgage	255	90	1	346
Personal	3	1	—	4
Total	$421	$91	$284	$796
(1)	Loans are considered past due when the borrower is in arrears on two or more monthly payments.

Occasionally, the Company modifies loans to borrowers in financial difficulty by providing principal forgiveness, term extension, and other-than-insignificant payment delay or interest rate reduction. When principal forgiveness is provided, the amount of forgiveness is charged off against the allowance for credit losses. In some cases, the Company may provide multiple types of concessions on one loan. Typically, one type of concession, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another concession, such as principal forgiveness, may be granted.

There were no loans modified to borrowers experiencing financial difficulty during the three and six months ended June 30, 2026 or June 30, 2025 and, as such, there were no payment defaults on loans modified to borrowers experiencing financial difficulty during the three and six months ended June 30, 2026 or June 30, 2025.

If the Company determines that a modified loan (or a portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount, and the allowance for credit losses is adjusted by the same amount.

Credit Quality Indicators

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis includes loans to commercial customers with an aggregate loan exposure greater than $500,000 and lines of credit greater than $50,000. This analysis is performed on a continuing basis, with all such loans reviewed annually.

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

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company’s internal risk rating system as of June 30, 2026 and December 31, 2025, respectively.

(Dollars in thousands)
		Special
As of June 30, 2026	Pass	Mention	Substandard	Doubtful	Total
Commercial, financial and agricultural	$76,313	$4,153	$—	$124	$80,590
Real estate - commercial	269,991	13,185	—	—	283,176
Real estate - construction:
1-4 family residential construction	3,293	—	—	—	3,293
Other construction loans	72,437	—	—	—	72,437
Real estate - mortgage	174,904	360	177	—	175,441
Obligations of states and political subdivisions	18,377	—	—	—	18,377
Personal	2,920	—	—	—	2,920
Total	$618,235	$17,698	$177	$124	$636,234

(Dollars in thousands)
		Special
As of December 31, 2025	Pass	Mention	Substandard	Doubtful	Total
Commercial, financial and agricultural	$73,079	$4,789	$20	$128	$78,016
Real estate - commercial	260,712	12,288	135	—	273,135
Real estate - construction:
1-4 family residential construction	266	—	—	—	266
Other construction loans	57,703	—	95	—	57,798
Real estate - mortgage	173,170	462	257	—	173,889
Obligations of states and political subdivisions	15,258	—	—	—	15,258
Personal	3,016	—	—	—	3,016
Total	$583,204	$17,539	$507	$128	$601,378

Based on the most recent analysis performed, the amortized cost basis by risk category of loans by class of loan and by origination year as of June 30, 2026 is as follows:

							Revolving	Revolving
(Dollars in thousands)							Loans	Loans
							Amortized	Converted
As of June 30, 2026	2026	2025	2024	2023	2022	Prior	Cost Basis	to Term	Total
Commercial, financial and agricultural:
Risk Rating
Pass	$7,524	21,446	4,750	5,756	1,208	5,041	30,588	—	$76,313
Special Mention	—	—	122	1,196	250	2,007	578	—	4,153
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	52	—	72	—	—	124
Total commercial, financial and agricultural loans	$7,524	$21,446	$4,872	$7,004	$1,458	$7,120	$31,166	$—	$80,590

Commercial, financial and agricultural loans:
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Real estate - commercial:
Risk Rating
Pass	$20,988	35,047	32,438	34,596	49,250	90,907	6,039	726	$269,991
Special Mention	—	—	—	4,933	250	7,802	200	—	13,185
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate - commercial loans	$20,988	$35,047	$32,438	$39,529	$49,500	$98,709	$6,239	$726	$283,176

Real estate - commercial:
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Real estate - construction - 1-4 family residential:
Risk Rating
Pass	$856	2,437	—	—	—	—	—	—	$3,293
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate - construction - 1-4 family residential loans	$856	$2,437	$—	$—	$—	$—	$—	$—	$3,293

Real estate - construction - 1-4 family residential:
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Real estate - construction - other:
Risk Rating
Pass	$4,029	$23,327	$11,607	$12,760	$59	$3,457	$17,102	$96	$72,437
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate - construction - other loans	$4,029	$23,327	$11,607	$12,760	$59	$3,457	$17,102	$96	$72,437

Real estate - construction - other:
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

							Revolving	Revolving
(Dollars in thousands)							Loans	Loans
							Amortized	Converted
As of June 30, 2026 (cont.)	2026	2025	2024	2023	2022	Prior	Cost Basis	to Term	Total
Real estate - mortgage:
Risk Rating
Pass	$12,779	29,012	17,006	19,062	36,735	51,995	7,824	491	$174,904
Special Mention	—	—	—	—	—	160	200	—	360
Substandard	—	—	—	—	—	177	—	—	177
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate - mortgage loans	$12,779	$29,012	$17,006	$19,062	$36,735	$52,332	$8,024	$491	$175,441

Real estate - mortgage:
Current period gross write-offs	$—	$—	$—	$—	$—	$(8)	$—	$—	$(8)

Obligations of states and political subdivisions:
Risk Rating
Pass	$2,208	$4,611	$277	153	$3,268	$7,860	$—	$—	$18,377
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total Obligations of states and political subdivisions	$2,208	$4,611	$277	$153	$3,268	$7,860	$—	$—	$18,377

Obligations of states and political subdivisions:
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Personal:
Risk Rating
Pass	$898	1,001	566	260	128	27	33	7	$2,920
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total personal loans	$898	$1,001	$566	$260	$128	$27	$33	$7	$2,920

Personal:
Current period gross write-offs	$—	$—	$(3)	$—	$—	$(8)	$—	$—	$(11)

The amortized cost basis by risk category of loans by class of loan and by origination year as of December 31, 2025 is as follows:

							Revolving	Revolving
(Dollars in thousands)							Loans	Loans
							Amortized	Converted
As of December 31, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
Commercial, financial and agricultural:
Risk Rating
Pass	$24,319	$5,318	$6,635	$2,440	$4,683	$1,702	$27,932	$50	$73,079
Special Mention	—	144	1,180	339	2,318	—	808	—	4,789
Substandard	—	—	—	—	—	20	—	—	20
Doubtful	—	—	56	—	—	72	—	—	128
Total commercial, financial and agricultural loans	$24,319	$5,462	$7,871	$2,779	$7,001	$1,794	$28,740	$50	$78,016

Commercial, financial and agricultural loans:
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Real estate - commercial:
Risk Rating
Pass	$41,145	$28,795	$36,261	$52,202	$30,612	$65,773	$5,186	$738	$260,712
Special Mention	—	—	4,911	—	—	7,177	200	—	12,288
Substandard	—	—	—	—	—	135	—	—	135
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate - commercial loans	$41,145	$28,795	$41,172	$52,202	$30,612	$73,085	$5,386	$738	$273,135

Real estate - commercial:
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Real estate - construction - 1-4 family residential:
Risk Rating
Pass	$266	$—	$—	$—	$—	$—	$—	$—	$266
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate - construction - 1-4 family residential loans	$266	$—	$—	$—	$—	$—	$—	$—	$266

Real estate - construction - 1-4 family residential:
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Real estate - construction - other:
Risk Rating
Pass	$18,024	$13,667	$10,203	$67	$339	$3,155	$12,149	$99	$57,703
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	95	—	95
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate - construction - other loans	$18,024	$13,667	$10,203	$67	$339	$3,155	$12,244	$99	$57,798

Real estate - construction - other:
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

							Revolving	Revolving
(Dollars in thousands)							Loans	Loans
							Amortized	Converted
As of December 31, 2025 (cont.)	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
Real estate - mortgage:
Risk Rating
Pass	$30,511	$18,278	$20,514	$38,757	$14,328	$42,776	$7,444	$562	$173,170
Special Mention	—	—	—	93	—	169	200	—	462
Substandard	—	—	—	—	—	257	—	—	257
Doubtful	—	—	—	—	—	—	—	—	—
Total real estate - mortgage loans	$30,511	$18,278	$20,514	$38,850	$14,328	$43,202	$7,644	$562	$173,889

Real estate - mortgage:
Current period gross write-offs	$—	$—	$—	$—	$—	$(4)	$—	$—	$(4)

Obligations of states and political subdivisions:
Risk Rating
Pass	$2,725	$293	$219	$3,541	$1,681	$6,699	$100	$—	$15,258
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total Obligations of states and political subdivisions	$2,725	$293	$219	$3,541	$1,681	$6,699	$100	$—	$15,258

Obligations of states and political subdivisions:
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Personal:
Risk Rating
Pass	$1,442	$822	$455	$196	$30	$30	$32	$9	$3,016
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total personal loans	$1,442	$822	$455	$196	$30	$30	$32	$9	$3,016

Personal:
Current period gross write-offs	$(5)	$(2)	$—	$—	$—	$(23)	$—	$—	$(30)

7. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

On September 8, 2006, the Company acquired a branch office in Richfield, PA. Goodwill associated with this transaction is carried at $2.0 million. On November 30, 2015, the Company acquired FNBPA Bancorp, Inc. and, as a result, the Company carries goodwill of $3.4 million relating to the acquisition. On April 30, 2018, the Company acquired the remainder of the outstanding common stock of Liverpool Community Bank and, as a result, the Company carries goodwill of $3.6 million relating to the acquisition. On May 12, 2023, the Company acquired a branch office (“Path Valley”) in Spring Run, Pennsylvania. Goodwill associated with this transaction is carried at $765,000. Total goodwill at both June 30, 2026 and December 31, 2025 was $9.8 million.

Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized; however, they are evaluated for impairment at least annually as of December 31, or more frequently if events and circumstances exist that indicate that a goodwill impairment test should be performed. Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. There was no goodwill impairment during the six months ended June 30, 2026 or June 30, 2025.

Intangible Assets

On November 30, 2015, a core deposit intangible in the amount of $303,000 associated with the FNBPA Bancorp, Inc. acquisition was recorded amortized over a ten-year period using a sum of the years’ digits basis. The core deposit intangible related to the FNBPA acquisition was fully amortized as of December 31, 2025; therefore, no amortization expense was recognized for the three and six months ended June 30, 2026. Amortization expense of $1,000 and $2,000, respectively, was recognized for the three and six months ended June 30, 2025.

On April 30, 2018, a core deposit intangible in the amount of $289,000 associated with the Liverpool Community Bank acquisition was recorded and is being amortized over a ten-year period using a sum of the years’ digit basis. Amortization expense recognized for the intangible related to the Liverpool Community Bank acquisition for the three and six months ended June 30, 2026 was $3,000 and $6,000, respectively, and for the three and six months ended June 30, 2025 was $5,000 and $9,000, respectively.

On May 12, 2023, a core deposit intangible in the amount of $303,000 associated with the Path Valley branch acquisition was recorded and is being amortized over a ten-year period using a sum of the years’ digit basis. Amortization expense recognized for the intangible related to the Path Valley branch acquisition for the three and six months ended June 30, 2026 was $10,000 and $21,000, respectively, and for the three and six months ended June 30, 2025 was $11,000 and $24,000, respectively.

The following table shows the amortization schedule for each of the intangible assets recorded.

(Dollars in thousands)	Path Valley	FNBPA	LCB
	Acquisition	Acquisition	Acquisition
	Core	Core	Core
	Deposit	Deposit	Deposit
	Intangible	Intangible	Intangible
Beginning Balance at Acquisition Date	$303	$303	$289
Amortization expense recorded prior to January 1, 2025	88	298	251
Amortization expense recorded in the twelve months
ended December 31, 2025	46	5	17
Unamortized balance as of December 31, 2025	169	—	21
Amortization expense recorded in the
six months ended June 30, 2026	21	—	6
Unamortized balance as of June 30, 2026	$148	$—	$15

Scheduled remaining amortization expense for years ended:
December 31, 2026	$19	$—	$6
December 31, 2027	35	—	7
December 31, 2028	30	—	2
December 31, 2029	24	—	—
December 31, 2030	18	—	—
Thereafter	22	—	—

8. DEPOSITS

At June 30, 2026 and December 31, 2025, time deposits that met or exceeded the FDIC insurance limit of $250,000 were $47.7 million and $42.4 million, respectively.

9. BORROWINGS

Borrowings consisted of the following as of June 30, 2026 and December 31, 2025:

(Dollars in thousands)	June 30,	December 31,
	2026	2025
Securities sold under agreements to repurchase	$10,722	$15,406
Overnight advances with FHLB	33,100	34,500
Total borrowings	$43,822	$49,906

10. STOCK COMPENSATION PLAN

Long-Term Incentive Plan

On January 20, 2026, the Company’s Board of Directors approved the 2026 Long-Term Incentive Plan (the “Plan”) of Juniata Valley Financial Corp. The Plan was approved by the shareholders at the Company’s Annual Meeting on May 19, 2026. The Plan amended and restated the former 2016 Long-Term Incentive Plan (the “2016 Plan”), which amended and restated the former 2011 Stock Option Plan (the “2011 Plan”). Under the provisions of the Plan, awards may consist of grants of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock and performance shares to officers and key employees of the Company, as well as directors. The  Plan is administered by the Personnel and Compensation Committee of the Board of Directors.

The maximum number of shares of common stock that may be issued under the Plan is 300,000 shares, and 285,193 shares remained available for grant as of June 30, 2026. Shares of common stock issued under the Plan may be treasury shares or authorized but unissued shares. Forfeited awards are returned to the pool of shares available for grant for future awards.

Through the six months ended June 30, 2026, 14,807 restricted shares were awarded to certain officers and all directors. Each of the awards vest after three-years, with no interim vesting. As of June 30, 2026, there was $304,000 in unrecognized compensation cost related to all non-vested restricted stock awards. This cost is expected to be recognized over the vesting period through February 2029.

Compensation expense for restricted stock awarded is measured using the fair value of the award on the grant date and is recognized over the vesting period. The Company recognized stock-based compensation expense for the three and six months ended June 30, 2026 of $42,000 and $83,000, respectively, and for the three and six months ended June 30, 2025 of $38,000 and $75,000, respectively.

The following table presents a summary of the status of the Company’s non-vested restricted stock awards as of June 30, 2026. Changes during the period ended are presented further below:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested at January 1, 2026	34,050	$13.96
Vested	(11,002)	16.25
Forfeited	—	—
Granted	14,807	13.96
Non-vested at June 30, 2026	37,855	$13.29

No stock options were awarded during the six months ended June 30, 2026. As of June 30, 2026, there were no stock options outstanding, as well as no unrecognized compensation cost related to stock options. All previously granted stock options under the 2011 Plan have expired, with the last remaining options expiring on February 17, 2025.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan under which employees, through payroll deductions, may purchase shares of Company stock annually. The option price of the stock purchases is between 95% and 100% of the fair market value of the stock on the offering termination date as determined annually by the Board of Directors. The maximum number of shares which employees may purchase under the Plan is 250,000; however, the annual issuance of shares may not exceed 5,000 shares plus any unissued shares from prior offerings. There were 1,891 shares issued from treasury under this plan during the three and six months ended June 30, 2026 and 2,402 shares issued from treasury under this plan during the three and six months ended June 30, 2025. As of June 30, 2026, there were 145,261 shares reserved for issuance under the Employee Stock Purchase Plan.

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

The following tables summarize financial assets and financial liabilities measured at fair value as of June 30, 2026 and December 31, 2025 segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	(Level 1)	(Level 2)	(Level 3)
	Quoted Prices in	Significant	Significant
(Dollars in thousands)	Active Markets	Other	Other
	for Identical	Observable	Unobservable
June 30, 2026	Assets	Inputs	Inputs	Total
Assets measured at fair value on a recurring basis:
Debt securities available for sale:
Obligations of U.S. Government agencies and corporations	$—	$5,943	$—	$5,943
Obligations of state and political subdivisions	—	4,881	—	4,881
Corporate debt securities	—	1,934	3,550	5,484
Mortgage-backed securities, residential	—	30,147	—	30,147
Total debt securities available for sale	$—	$42,905	$3,550	$46,455
Equity securities	$1,551	$—	$—	$1,551
Mortgage servicing rights	$—	$—	$56	$56
Derivatives	$—	$34	$—	$34
Liabilities measured at fair value on a recurring basis:
Derivatives	$—	$47	$—	$47

	(Level 1)	(Level 2)	(Level 3)
	Quoted Prices in	Significant	Significant
(Dollars in thousands)	Active Markets	Other	Other
	for Identical	Observable	Unobservable
December 31, 2025	Assets	Inputs	Inputs	Total
Assets measured at fair value on a recurring basis:
Debt securities available for sale:
Obligations of U.S. Government agencies and corporations	$—	$12,619	$—	$12,619
Obligations of state and political subdivisions	—	6,345	—	6,345
Corporate debt securities	—	5,218	5,780	10,998
Mortgage-backed securities, residential	—	25,638	—	25,638
Total debt securities available for sale	$—	$49,820	$5,780	$55,600
Equity securities	$1,273	$—	$—	$1,273
Mortgage servicing rights	$—	$—	$60	$60
Derivatives	$—	$161	$—	$161
Liabilities measured at fair value on a recurring basis:
Derivatives	$—	$181	$—	$181

The table below presents a reconciliation of the beginning and ending balances of investment securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30,		June 30,
	2026	2025	2026	2025
Investment Securities:
Beginning balance	$5,850	$7,125	$5,780	$6,955
Total gain included in OCI	200	170	270	340
Purchases	—	—	—	—
Principal payments and other	(2,500)	—	(2,500)	—
Sales	—	—	—	—
Balance, end of period	$3,550	$7,295	$3,550	$7,295

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

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

	Financial Instruments
(Dollars in thousands)	June 30, 2026		December 31, 2025
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and due from banks	$5,750	$5,750	$5,719	$5,719
Interest bearing deposits with banks	8,256	8,256	5,729	5,729
Equity securities	1,551	1,551	1,273	1,273
Debt securities available for sale	46,455	46,455	55,600	55,600
Debt securities held to maturity	177,707	172,623	182,205	179,984
Loans, net of allowance for credit losses	628,605	614,147	594,295	580,626
Derivatives	34	34	161	161
Accrued interest receivable	2,456	2,456	2,388	2,388

Financial liabilities:
Time deposits	$226,442	$224,656	$219,893	$219,574
Securities sold under agreements to repurchase	10,722	N/A	15,406	N/A
Short-term borrowings	33,100	33,100	34,500	34,500
Derivatives	47	47	181	181
Other interest bearing liabilities	660	659	720	719
Accrued interest payable	845	845	822	822

Off-balance sheet financial instruments:
Commitments to extend credit	$—	$—	$—	$—
Letters of credit	—	—	—	—

The following tables present the carrying amount, fair value and placement in the fair value hierarchy of the Company’s financial instruments not previously disclosed as of June 30, 2026 and December 31, 2025. The tables exclude financial instruments for which the carrying amount approximates fair value.

			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices in	Significant	Significant
(Dollars in thousands)			Active Markets	Other	Other
	Carrying		for Identical	Observable	Unobservable
	Amount	Fair Value	Assets or Liabilities	Inputs	Inputs
June 30, 2026
Financial instruments – Assets
Debt securities held to maturity	$177,707	$172,623	$—	$172,623	$—
Loans, net of allowance for credit losses	628,605	614,147	—	—	614,147
Financial instruments – Liabilities
Time deposits	$226,442	$224,656	$—	$224,656	$—
Other interest bearing liabilities	660	659	—	659	—

			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices in	Significant	Significant
(Dollars in thousands)			Active Markets	Other	Other
	Carrying		for Identical	Observable	Unobservable
	Amount	Fair Value	Assets or Liabilities	Inputs	Inputs
December 31, 2025
Financial instruments – Assets
Debt securities held to maturity	$182,205	$179,984	$—	$179,984	$—
Loans, net of allowance for credit losses	594,295	580,626	—	—	580,626
Financial instruments – Liabilities
Time deposits	$219,893	$219,574	$—	$219,574	$—
Other interest bearing liabilities	720	719	—	719	—

12. COMMITMENTS, CONTINGENT LIABILITIES AND GUARANTEES

In the ordinary course of business, the Company makes commitments to extend credit to its customers through letters of credit, loan commitments and lines of credit. At June 30, 2026, the Company had $112.8 million outstanding in loan commitments and other unused lines of credit extended to its customers as compared to $132.3 million at December 31, 2025.

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its letters of credit. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, financial and performance letters of credit have expiration dates within one year of issuance, while commercial letters of credit have longer term commitments. The credit risk involved in issuing letters of credit is essentially the same as the risks involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. The Company had outstanding $5.7 million and $5.2 million of financial and performance letters of credit commitments as of June 30, 2026 and December 31, 2025, respectively. Commercial letters of credit as of June 30, 2026 and December 31, 2025 totaled $17.0 million and $9.7 million, respectively. Management believes the proceeds obtained through collateral liquidation and the enforcement of guarantees would be sufficient to cover the potential number of future payments required under the corresponding letters of credit. The amount of the liability as of June 30, 2026 for payments under letters of credit issued was not material. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk.

Additionally, the Company has sold qualifying residential mortgage loans to the FHLB as part of its Mortgage Partnership Finance Program (“Program”). Under the terms of the Program, there is limited recourse back to the Company for loans that do not perform in accordance with the terms of the loan agreement. Each loan sold under the Program was “credit enhanced” such that the individual loan’s rating was raised to “BBB”, as determined by the FHLB. The Program can be terminated by either the FHLB or the Company, without cause. The FHLB has no obligation to purchase any mortgage loans through, or from, the Company.

13. DERIVATIVES

The Company may use derivative financial instruments as part of its asset liability management strategy to help manage its interest rate risk position and to meet the needs of customers.

Derivatives Designated as Hedging Instruments

The Company had no derivatives designated as cash flow hedges as of June 30, 2026 and December 31, 2025.

Derivatives Not Designated as Hedging Instruments

Juniata entered into risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which Juniata is a participant. The risk participation agreements provide credit protection to the financial institution should the borrower fail to perform on its interest rate derivative contract with the financial institution. These risk participation agreements are recorded within other liabilities on the Consolidated Statements of Financial Condition at their estimated fair value. At June 30, 2026 and December 31, 2025, the estimated fair value of the risk participation agreements was $13,000 and $20,000, respectively. Changes to the fair value of the risk participation agreements are included in fees derived from loan activity in the Consolidated Statements of Income. Changes to the fair value of the risk participation agreements resulted in income of $5,000 and $7,000 for the three and six months ended June 30, 2026, respectively, and expenses of $2,000 and $6,000 for the three and six months ended June 30, 2025, respectively.

Juniata acts as an interest rate swap counterparty for commercial borrowers, which are accounted for at fair value. Juniata manages its exposure to such interest rate swaps by entering corresponding and offsetting interest rate swaps with a third party that mirrors the terms of the swap with the commercial borrower. This position, referred to as a “back-to-back swap”, directly offsets itself, and Juniata’s exposure is the fair value of the derivative due to changes in credit risk of the commercial borrower and third party. Back-to-back swaps are recorded within other assets and other liabilities on the Consolidated Statements of Financial Condition at the estimated fair value. At June 30, 2026 and December 31, 2025, the estimated fair value of the back-to-back swaps was $34,000 and $161,000, respectively. Fee income recorded upon the execution of a back-to-back swap contract is recorded in fees derived from loan activity in the Consolidated Statements of Income. No swap fee income was recorded for the three and six months ended June 30, 2026. Swap fee income of $20,000 was recorded for the three and six months ended June 30, 2025.

14. SEGMENT INFORMATION

The Company’s reportable segment is determined by the Chief Financial Officer, who is the designated chief operating decision maker (“CODM”), based upon information provided about the Company’s products and services offered, primarily banking operations. The segment is also distinguished by the level of information provided to the CODM, who uses such information to review performance of various components of the business (such as branches), which are then aggregated if operating performance, products/services and customers are similar. The CODM evaluates the financial performance of the Company’s business components such as revenue streams, significant expenses and budget to actual results in assessing the Company’s segment and in determining the allocation of resources. The CODM uses revenue streams to evaluate product pricing and significant expenses to assess performance and evaluate return on assets. The CODM uses consolidated net income to benchmark the Company against its competitors. The benchmarking analysis coupled with monitoring of budget to actual results are used in assessing performance and in establishing compensation. Loans, investments and deposits provide revenues in the banking operations. Interest expense, provisions for credit losses and employee benefits and compensation provide the significant expenses in the banking operations. All operations are domestic. Accounting policies for segments are the same as those described in Note 2 in the December 31, 2025 Form 10-K. Segment performance is evaluated using consolidated net income.

Information reported internally for performance assessment by the CODM follows, inclusive of reconciliations of significant segment totals to the financial statements:

(Dollars in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
Banking Segment	2026	2025	2026	2025

Interest Income	$10,693	$9,534	$21,274	$18,727

Reconciliation of revenue
Other revenues	1,392	1,477	2,834	2,823
Total Consolidated revenues	$12,085	$11,011	$24,108	$21,550

Less:
Interest expense	3,283	3,357	6,555	6,728
Segment net interest income and noninterest income	$8,802	$7,654	$17,553	$14,822

Less:
Provision for credit losses	376	349	556	453
Employee compensation and benefits expense	2,968	2,600	5,953	5,121
Other segment items*	2,458	2,465	4,684	4,629
Income tax expense	478	329	1,041	700
Segment net income/consolidated net income	$2,522	$1,911	$5,319	$3,919

Reconciliation of assets
Total assets for reportable segments	918,913	866,434	918,913	866,434
Total consolidated assets	$918,913	$866,434	$918,913	$866,434

*Other segment items include expenses for professional services, technology, occupancy and overhead.

15. SUBSEQUENT EVENTS

On July 21, 2026, the Board of Directors declared a cash dividend of $0.22 per share to shareholders of record on August 18, 2026, payable on September 1, 2026.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements:

The information contained in this Quarterly Report on Form 10-Q contains forward looking statements (as such term is defined in the Securities Exchange Act of 1934 and the regulations thereunder). These forward-looking statements may include projections of, or guidance on, the Company’s future financial performance, expected levels of future expenses, including future credit losses, anticipated growth strategies, descriptions of new business initiatives and anticipated trends in the Company’s business or financial results. When words such as "may”, "should”, "will”, "could”, "estimates”, "predicts”, "potential”, “possible”, "continue”, "anticipates”, "believes”, "plans”, "expects”, "future”, "intends”, “projects”, the negative of these terms and other comparable terminology are used in this report, Juniata is making forward-looking statements. Any forward-looking statement made by the Company in this document is based only on Juniata’s current expectations, estimates and projections about future events and financial trends affecting the financial condition of its business based on information currently available to the Company and speaks only as of the date when made. Juniata undertakes no obligation to publicly update or revise forward-looking information, whether as a result of new or updated information, future events, or otherwise. Forward-looking statements are not historical facts or guarantees of future performance. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of the Company’s control. Actual results may differ materially from this forward-looking information and therefore, should not be unduly relied upon. Many factors could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements, including, but not limited to: (i) the factors set forth in the sections of Juniata’s Annual Report on Form 10-K for the year ended December 31, 2025, titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and factors set forth in other current and periodic reports which Juniata has filed or will file with the Securities and Exchange Commission, and (ii) the following factors:

●	changes in general economic, business and political conditions, including inflation, a recession or intensified international hostilities;
●	the impact of adverse changes in the economy and real estate markets, including protracted periods of low-growth and sluggish loan demand;
●	the effect of market interest rates and uncertainties, and relative balances of rate-sensitive assets to rate-sensitive liabilities, on net interest margin and net interest income;
●	the effect of competition on rates of deposit and loan growth, deposit and loan rates, and net interest margin;
●	increases in non-performing assets, which may result in increases in the allowance for credit losses, loan charge-offs and elevated collection and carrying costs related to such non-performing assets;
●	other income growth, including the impact of regulatory changes which have reduced debit card interchange revenue;
●	investment securities gains and losses, including other than temporary declines in the value of securities which may result in charges to earnings;
●	the effects of changes in the applicable federal income tax rate;
●	the level of other expenses, including salaries and employee benefit expenses;
●	the impact of increased regulatory scrutiny of the banking industry;
●	the impact of governmental monetary and fiscal policies, as well as legislative and regulatory changes;
●	the results of regulatory examination and supervision processes;
●	the failure of assumptions underlying the establishment of reserves for credit losses, and estimations of collateral values and various financial assets and liabilities;
●	the increasing time and expense associated with regulatory compliance and risk management;
●	the ability to implement business strategies, including business acquisition activities and organic branch, product and service expansion strategies;
●	capital and liquidity strategies;
●	the effects of changes in accounting policies, standards and interpretations on the presentation in the Company’s consolidated balance sheets and consolidated statements of income;

●	the Company’s failure to identify and to address cyber-security risks;
●	the Company’s ability to keep pace with technological changes;
●	the Company’s ability to attract and retain talented personnel;
●	the Company’s reliance on its subsidiary for substantially all its revenues and its ability to pay dividends;
●	acts of war or terrorism;
●	disruptions due to natural disasters;
●	failure of third-party service providers to perform their contractual obligations;
●	the impact of unrealized losses on debt securities on accumulated other comprehensive income and stockholders’ equity;
●	the potential effects of regulatory responses and customer reaction to bank failures;
●	the failure to maintain effective internal control over financial reporting;
●	the potential effects on our customers related to the current global trade restructuring policies and military conflicts; and
●	the potential effects stablecoin could have on our deposits and related fee income.

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

General:

The following discussion relates to the consolidated financial condition of the Company as of June 30, 2026, compared to December 31, 2025, and the consolidated results of operations for the three and six months ended June 30, 2026, compared to the same periods in 2025. This discussion should be read in conjunction with the interim consolidated financial statements and related notes included herein.

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

Financial Condition:

Total assets as of June 30, 2026 were $918.9 million, an increase of $23.7 million, or 2.6%, compared to total assets of $895.3 million at December 31, 2025. Cash and cash equivalents increased by $2.6 million, or 22.3%, as of June 30, 2026 compared to December 31, 2025, while total debt securities decreased by $13.6 million, or 5.7%, over the same period as principal paydowns on the mortgage-backed securities portfolio, as well as proceeds from maturities and called securities, were used to fund loan growth rather than being reinvested into the securities portfolio. Total loans increased by $34.9 million, or 5.8%, as of June 30, 2026 compared to year-end 2025 primarily due to increases in real estate – commercial and construction loans. Total deposits increased by $23.9 million, or 3.1%, as of June 30, 2026 compared to December 31, 2025 mainly due primarily to an increase in interest bearing demand and time deposits. Short-term borrowings and repurchase agreements decreased by $6.1 million, or 12.2%, as of June 30, 2026 compared to year-end 2025 primarily due to a decrease in repurchase agreement balances resulting from fluctuations in customers’ accounts.

The table below illustrates the changes in deposit volumes by type of deposit as of June 30, 2026 compared to December 31, 2025.

(Dollars in thousands)	June 30,	December 31,	Change
	2026	2025	$	%
Deposits:
Demand, non-interest bearing	$210,448	$209,865	$583	0.3%
Interest bearing demand and money market	234,359	219,397	14,962	6.8
Savings	134,471	132,644	1,827	1.4
Time deposits, $250,000 and more	47,738	42,435	5,303	12.5
Other time deposits	178,704	177,458	1,246	0.7
Total deposits	$805,720	$781,799	$23,921	3.1%

The following table shows the change in loan balances by loan class between December 31, 2025 and June 30, 2026.

(Dollars in thousands)	June 30,	December 31,	Change
	2026	2025	$	%
Loans:
Commercial, financial and agricultural	$80,590	$78,016	$2,574	3.3%
Real estate – commercial	283,176	273,135	10,041	3.7
Real estate – construction:
1-4 family residential construction	3,293	266	3,027	1,138.0
Other construction loans	72,437	57,798	14,639	25.3
Real estate – mortgage	175,441	173,889	1,552	0.9
Obligations of states and political subdivisions	18,377	15,258	3,119	20.4
Personal	2,920	3,016	(96)	(3.2)
Total loans	$636,234	$601,378	$34,856	5.8%

A summary of the activity in the allowance for credit losses for the six months ended June 30, 2026 and 2025, respectively, is presented below.

(Dollars in thousands)	Six months ended June 30,
	2026	2025
January 1, beginning balance	$7,083	$6,183
Loans charged off	(19)	(22)
Recoveries of loans previously charged off	9	8
Net recoveries (charge-offs)	(10)	(14)
Provision for credit losses	556	453
Balance of allowance – end of period	$7,629	$6,622

Ratio of net (recoveries) charge-offs during period to average loans outstanding	0.00%	0.00%

As of June 30, 2026, there were $17.7 million of loans classified as special mention compared to $17.5 million at December 31, 2025, $177,000 of loans classified as substandard at June 30, 2026 compared to $507,000 at December 31, 2025, and $124,000 of loans classified as doubtful at June 30, 2026 compared to $128,000 at December 31, 2025.

Management believes the allowance for credit losses carried was adequate to cover forecasted expected credit losses as of June 30, 2026. Management also believes the Company has sufficient liquidity and capital to absorb losses that may occur but continues to closely monitor the financial strength of borrowers and their ability to comply with repayment terms.

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

The following table summarizes the Bank’s non-performing loans on June 30, 2026 compared to December 31, 2025.

(Dollars in thousands)	June 30, 2026	December 31, 2025
Non-performing loans
Non-accrual loans	$301	$635
Total	$301	$635

Loans outstanding	$636,234	$601,378

Ratio of non-performing loans to loans outstanding	0.05%	0.11%
Ratio of non-accrual loans to loans outstanding	0.05%	0.11%
Allowance for credit losses to non-accrual loans	2,534.55%	1,115.43%

Allowance for Credit Losses (“ACL”):

The ACL is a valuation account that is deducted from a loans’ amortized cost basis to present the net amount expected to be collected on the loans. The ACL requires a projection of credit losses estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals and modifications unless either of the following applies: management has a reasonable expectation at the reporting date that a loan modification will be executed with an individual borrower, or the extension or renewal options are included in the original or modified contract at the reporting date and not unconditionally cancellable by the Company. A loan is charged off against the allowance when management believes the uncollectability of a loan balance is confirmed and the expected recovery does not exceed the aggregate of amounts previously charged-off and expected to be charged-off.

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

The allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist. The Company has identified the following portfolio segments:  commercial, financial and agricultural; real estate – commercial; real estate – construction: 1–4 family residential construction; real estate – construction: other construction; real estate – mortgage; obligations of states and political subdivisions and personal loans.

Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are excluded from the collective evaluation. When management determines that foreclosure is probable, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate.

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

The Company estimates expected credit losses over a reasonable and supportable four-quarter forecast period using Federal Open Market Committee (“FOMC”) estimates for real GDP and unemployment rate. For periods beyond the forecast period, management has elected to revert to historical loss experience over four quarters. The economic factors considered as part of the ACL were selected after a rigorous regression analysis and model selection process. Additionally, the Company uses reasonable credit risk assumptions based on an annual report produced by Moody’s for the obligations of states and political subdivisions segment. The quantitative general allowance was $3.7 million at both June 30, 2026 and December 31, 2025.

In addition to the quantitative analysis, a qualitative analysis is performed each quarter to determine additional general reserves on loan portfolios that are not individually analyzed for several factors. The overall qualitative factors are based on the following risk factors:

1)	Lending Policy, Procedures, & Strategies - Changes in policy and/or underwriting standards as well as anticipated changes are considered, and a qualitative factor is applied in accordance with the magnitude and direction (loosening/tightening) of the change. In addition, any new loan programs are also taken into consideration when evaluating this factor.
2)	Changes in Nature and Volume of the Portfolio - The composition of the Bank’s loan portfolio is assessed to evaluate possible risk changes arising from new or increasing types of loans, industries or collateral.
3)	Credit & Lending Staff/Administration - The knowledge and experience of the lending and credit personnel is assessed.
4)	Problem Loan Trends - The level of delinquency, modifications and extensions is used to measure the trends of the risk changes within the portfolio.
5)	Concentrations - As an extension of the portfolio composition review, lending concentrations are monitored regularly. Concentrations may be measured by collateral, type, industry and geographical location.
6)	Loan Review Results - Loan reviews conducted internally as well as by outside auditors or examiners are studied for indications of possible risk changes.
7)	Collateral Values - Changes in market values of the underlying collateral are monitored on select loan types and pools. Examples could include housing, commercial real estate or cattle prices. These variations may indicate the need for risk adjustment as future loss levels could change if liquidation becomes necessary.
8)	Regulatory and Business Environment - The impact of government fiscal and business policy as well as the regulatory environment are monitored and may result in possible adjustments to the risk factors.

In determining how to apply the weightings for the various qualitative factors, management considered which factors were not entirely considered within the base model and assessed which factors would have the highest impact on potential loan losses. Weights and risks are consistent across various segments except for instances where the risk factor is not applicable, or the segment is more or less exposed than other segments. Risk weighting is adjusted directionally based on relevancy and the ability to quantify an impact. For example, the economy and external factors were determined to have the most significant effect on the estimated losses largely because there is evidence that economic conditions are largely correlated and can explain a significant portion of historical changes in loss. Likewise, risks that are well-controlled throughout the organization, such as managerial contingencies and loan review controls, require less allocation. The qualitative analysis resulted in a general reserve of $3.9 million at June 30, 2026 and $3.4 million at December 31, 2025.

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

Comparison of the Three Months Ended June 30, 2026 and 2025

Operations Overview:

Net income for the three months ended June 30, 2026 was $2.5 million, an increase of $611,000, or 32.0%, compared to the three months ended June 30, 2025. Both basic and diluted earnings per share were $0.50 for the three months ended June 30, 2026 compared to both basic and diluted earnings per share of $0.38 for the comparable 2025 period.

Annualized return on average assets for the three months ended June 30, 2026 was 1.11%, compared to the annualized return on average assets of 0.89% for the same period in 2025. For the three months ended June 30, annualized return on average equity was 16.51% in 2026 compared to 15.01% in the 2025 period.

Presented below are selected key ratios for the two periods:

	Three Months Ended
	June 30,
	2026	2025
Return on average assets (annualized)	1.11%	0.89%
Return on average equity (annualized)	16.51%	15.01%
Average equity to average assets	6.72%	5.93%
Non-interest income, as a percentage of average assets (annualized)	0.61%	0.69%
Non-interest expense, as a percentage of average assets (annualized)	2.39%	2.36%

The discussion that follows further explains changes in the components of net income when comparing the three months ended June 30, 2026 to the three months ended June 30, 2025.

Net Interest Income:

Net interest income was $7.4 million for the three months ended June 30, 2026, an increase of $1.2 million, or 20.0%, compared to $6.2 million for the three months ended June 30, 2025.

Average interest earning assets increased 5.2%, to $894.1 million, for the three months ended June 30, 2026 compared to the same period in 2025, due to an increase of $72.8 million, or 13.3%, in average loans, which was partially offset by a decrease of $29.3 million, or 9.9%, in average investment securities. Average interest bearing liabilities increased by $27.4 million, or 4.5%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, with the largest increase being in average interest bearing demand deposits, which increased $13.5 million, or 6.3%.

The yield on earning assets increased 30 basis points, to 4.80%, for the three months ended June 30, 2026 compared to same period last year, driven by an increase in loan yields of 13 basis points, while the cost to fund interest earning assets with interest bearing liabilities decreased 14 basis points, to 2.07%.

The net interest margin, on a fully tax equivalent basis, increased from 2.95% for the three months ended June 30, 2025 to 3.36% for the three months ended June 30, 2026.

The table below shows the net interest margin on a fully tax-equivalent basis for the three months ended June 30, 2026 and 2025.

	Three Months Ended			Three Months Ended
(Dollars in thousands)	June 30, 2026			June 30, 2025			Increase (Decrease) Due To (6)
	Average		Yield/	Average		Yield/
	Balance(1)	Interest	Rate	Balance(1)	Interest	Rate	Volume	Rate	Total
ASSETS
Interest earning assets:
Loans:
Taxable loans (5)	$593,766	$9,113	6.16%	$525,202	$7,897	6.03%	$1,034	$182	$1,216
Tax-exempt loans	28,155	283	4.03	23,935	215	3.60	38	30	68
Total loans	621,921	9,396	6.06	549,137	8,112	5.93	1,072	212	1,284
Investment securities:
Taxable investment securities	261,514	1,259	1.93	289,377	1,372	1.90	(132)	19	(113)
Tax-exempt investment securities	4,102	18	1.76	5,571	30	2.15	(8)	(4)	(12)
Total investment securities	265,616	1,277	1.92	294,948	1,402	1.90	(140)	15	(125)

Interest bearing deposits	6,604	20	1.21	5,757	20	1.39	3	(3)	—
Total interest earning assets	894,141	10,693	4.80	849,842	9,534	4.50	935	224	1,159

Other assets (7)	14,937			9,313
Total assets	$909,078			$859,155

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing demand deposits (2)	$226,455	930	1.65	$212,999	915	1.72	$58	$(43)	$15
Savings deposits	134,883	17	0.05	130,679	16	0.05	—	1	1
Time deposits	225,654	1,892	3.36	218,793	1,958	3.59	62	(128)	(66)
Short-term and long-term borrowings and other interest bearing liabilities	48,634	444	3.66	45,780	468	4.10	29	(53)	(24)
Total interest bearing liabilities	635,626	3,283	2.07	608,251	3,357	2.21	149	(223)	(74)

Non-interest bearing liabilities:
Demand deposits	205,917			194,559
Other	6,426			5,406
Stockholders’ equity	61,109			50,939
Total liabilities and stockholders’ equity	$909,078			$859,155
Net interest income and net interest rate spread		$7,410	2.73%		$6,177	2.29%	$786	$447	$1,233
Net interest margin on interest earning assets (3)			3.32%			2.92%
Net interest income and net interest margin - Tax equivalent basis (4)		$7,490	3.36%		$6,242	2.95%

Notes:

1)	Average balances were calculated using a daily average.
2)	Includes interest-bearing demand and money market accounts.
3)	Net margin on interest earning assets is net interest income divided by average interest earning assets.
4)	Interest on obligations of states and municipalities is not subject to federal income tax. To make the net yield comparable on a fully taxable basis, a tax equivalent adjustment is applied against the tax-exempt income utilizing a federal tax rate of 21%.
5)	Non-accruing loans are included in the above table until they are charged off.
6)	The change in interest due to rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
7)	Includes gross unrealized gains (losses) on securities available for sale and securities transferred to held to maturity.

Provision for Credit Losses:

Juniata recorded a provision for credit losses of $376,000 for the three months ended June 30, 2026 compared to a provision for credit losses of $349,000 for the three months ended June 30, 2025.

Management regularly reviews the adequacy of the allowance for credit losses and makes assessments as to specific loan impairment, charge-off expectations, general economic conditions in the Bank’s market area, specific loan quality and other factors. See the earlier discussion in the Financial Condition section explaining the information used to determine the provision for credit losses.

Non-interest Income:

Non-interest income was $1.4 million for the three months ended June 30, 2026, a decrease of $85,000, or 5.8%, compared to the three months ended June 30, 2025. Most significantly impacting non-interest income in the comparative three-month periods was a $209,000 loss on the sales and calls of securities due to a portfolio yield restructuring plan undertaken in the second quarter, which was partially offset by an increase of $180,000 in the change in value of equity securities.

As a percentage of average assets, annualized non-interest income was 0.61% for the three months ended June 30, 2026 compared to 0.69% for the three months ended June 30, 2025.

Non-interest Expense:

Non-interest expense was $5.4 million for the three months ended June 30, 2026, an increase of $361,000, or 7.1%, compared to the three months ended June 30, 2025. Most significantly impacting non-interest expense in the comparative three-month periods were increases in employee compensation and benefits expenses of $176,000 and $192,000, respectively. Also impacting the comparative three-month periods was an increase of $54,000 in occupancy expense due to increased maintenance expense, which was offset by a decrease of $82,000 in other non-interest expenses, primarily due to recording a $62,000 credit to the provision for unfunded commitments.

As a percentage of average assets, annualized non-interest expense was 2.39% for the three months ended June 30, 2026 compared to 2.36% for the three months ended June 30, 2025.

Provision for Income Taxes:

An income tax provision of $478,000 was recorded during the three months ended June 30, 2026 compared to an income tax provision of $329,000 recorded during the three months ended June 30, 2025. The increase between three-month periods was mainly due to more taxable income being recorded in the 2026 period. Juniata qualifies for a federal tax credit for an investment in a low-income housing partnership. The tax credit was $83,000 for both the three months ended June 30, 2026 and June 30, 2025. For the three months ended June 30, 2026, the tax credit lowered the effective tax rate from 18.7% to 15.9% compared to the same period in 2025, when the tax credit lowered the effective tax rate from 18.4% to 14.7%.

Comparison of the Six Months Ended June 30, 2026 and 2025

Operations Overview:

Net income for the six months ended June 30, 2026 was $5.3 million, an increase of $1.4 million, or 35.7%, compared to the six months ended June 30, 2025. Basic and diluted earnings per share were $1.06 and $1.05, respectively, for the six months ended June 30, 2026 compared to both basic and diluted earnings per share of $0.78 for the comparable 2025 period.

Annualized return on average assets for the six months ended June 30, 2026 was 1.18%, compared to the annualized return on average assets of 0.92 % for the same period in 2025. For the six months ended June 30, annualized return on average equity was 17.75% in 2026 compared to 15.76% in the 2025 period.

Presented below are selected key ratios for the two periods:

	Six Months Ended
	June 30,
	2026	2025
Return on average assets (annualized)	1.18%	0.92%
Return on average equity (annualized)	17.75%	15.76%
Average equity to average assets	6.64%	5.82%
Non-interest income, as a percentage of average assets (annualized)	0.63%	0.66%
Non-interest expense, as a percentage of average assets (annualized)	2.36%	2.28%

The discussion that follows further explains changes in the components of net income when comparing the six months ended June 30, 2026 to the six months ended June 30, 2025.

Net Interest Income:

Net interest income was $14.7 million for the six months ended June 30, 2026, an increase of $2.7 million, or 22.7%, compared to $12.0 million for the six months ended June 30, 2025.

Average earning assets increased $42.1 million, or 5.0%, to $888.4 million for the six months ended June 30, 2026 compared to the same period in 2025. This increase was due to an increase of $69.3 million, or 12.8%, in average loans, which was partially offset by a decrease of $27.9 million, or 9.4%, in average investment securities as principal paydowns on the mortgage-backed securities portfolio, as well as proceeds from maturities and called securities, were used to fund loan growth rather than being reinvested into the securities portfolio. Average interest bearing liabilities increased by $25.8 million, or 4.3%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, with the largest increase being in average interest bearing demand deposits, which increased $14.3 million, or 6.9%.

The yield on earning assets increased 37 basis points, to 4.83%, for the six months ended June 30, 2026 compared to same period last year, driven by an increase in loan yields of 26 basis points, while the cost to fund interest earning assets with interest bearing liabilities decreased 15 basis points, to 2.09%.

The net interest margin, on a fully tax equivalent basis, increased from 2.89% for the six months ended June 30, 2025 to 3.38% for the six months ended June 30, 2026.

The table below shows the net interest margin on a fully tax-equivalent basis for the six months ended June 30, 2026 and 2025.

	Six Months Ended			Six Months Ended
(Dollars in thousands)	June 30, 2026			June 30, 2025			Increase (Decrease) Due To (6)
	Average		Yield/	Average		Yield/
	Balance(1)	Interest	Rate	Balance(1)	Interest	Rate	Volume	Rate	Total
ASSETS
Interest earning assets:
Loans:
Taxable loans (5)	$585,496	$18,168	6.26%	$519,880	$15,477	6.00%	$1,970	$721	$2,691
Tax-exempt loans	27,305	538	3.97	23,576	416	3.56	66	56	122
Total loans	612,801	18,706	6.16	543,456	15,893	5.90	2,036	777	2,813
Investment securities:
Taxable investment securities	264,627	2,480	1.87	291,758	2,737	1.88	(254)	(3)	(257)
Tax-exempt investment securities	4,831	48	1.99	5,571	60	2.15	(8)	(4)	(12)
Total investment securities	269,458	2,528	1.88	297,329	2,797	1.88	(262)	(7)	(269)

Interest bearing deposits	6,135	40	1.31	5,469	37	1.36	5	(2)	3
Total interest earning assets	888,394	21,274	4.83	846,254	18,727	4.46	1,779	768	2,547

Other assets (7)	14,267			8,534
Total assets	$902,661			$854,788

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing demand deposits (2)	$222,333	1,801	1.63	$208,065	1,759	1.70	$122	$(80)	$42
Savings deposits	133,993	33	0.05	130,484	32	0.05	1	—	1
Time deposits	223,803	3,763	3.39	217,410	3,901	3.62	116	(254)	(138)
Short-term and long-term borrowings and other interest bearing liabilities	52,476	958	3.68	50,846	1,036	4.11	33	(111)	(78)
Total interest bearing liabilities	632,605	6,555	2.09	606,805	6,728	2.24	272	(445)	(173)

Non-interest bearing liabilities:
Demand deposits	203,553			192,695
Other	6,567			5,546
Stockholders’ equity	59,936			49,742
Total liabilities and stockholders’ equity	$902,661			$854,788
Net interest income and net interest rate spread		$14,719	2.74%		$11,999	2.22%	$1,507	$1,213	$2,720
Net interest margin on interest earning assets (3)			3.34%			2.86%
Net interest income and net interest margin - Tax equivalent basis (4)		$14,875	3.38%		$12,126	2.89%

Notes:

1)	Average balances were calculated using a daily average.
2)	Includes interest-bearing demand and money market accounts.
3)	Net margin on interest earning assets is net interest income divided by average interest earning assets.
4)	Interest on obligations of states and municipalities is not subject to federal income tax. To make the net yield comparable on a fully taxable basis, a tax equivalent adjustment is applied against the tax-exempt income utilizing a federal tax rate of 21%.
5)	Non-accruing loans are included in the above table until they are charged off.
6)	The change in interest due to rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
7)	Includes gross unrealized gains (losses) on securities available for sale and securities transferred to held to maturity.

Provision for Credit Losses:

Juniata recorded a provision for credit losses of $556,000 in the six months ended June 30, 2026 compared to a provision for credit losses of $453,000 in the six months ended June 30, 2025. The increase in the provision for credit losses between six-month periods was due to continued loan growth.

Management regularly reviews the adequacy of the allowance for credit losses and makes assessments as to specific loan impairment, charge-off expectations, general economic conditions in the Bank’s market area, specific loan quality and other factors. See the earlier discussion in the Financial Condition section explaining the information used to determine the provision for credit losses.

Non-interest Income:

Non-interest income was $2.8 million for both the six months ended June 30, 2026 and June 30, 2025. Most significantly impacting the comparative six-month periods was an increase of $266,000 in the change in value of equity securities in the 2026 period, which was partially offset by a $209,000 loss on the sales and calls of securities due to a portfolio yield restructuring plan undertaken in the second quarter of 2026. Also impacting the comparative six-month periods was an increase of $89,000 in fees derived from loan activity, which was offset by decreases of $58,000 in customer service fees and $70,000 in commissions from sales of non-deposit products due to the transition to a new wealth management business model in the second quarter of 2025.

As a percentage of average assets, annualized non-interest income was 0.63% for the six months ended June 30, 2026 compared to 0.66% for the six months ended June 30, 2025.

Non-interest Expense:

Non-interest expense was $10.6 million for the six months ended June 30, 2026, an increase of $887,000, or 9.1%, compared to the six months ended June 30, 2025. Most significantly impacting non-interest expense in the comparative six-month periods were increases in employee compensation and benefits expenses of $445,000 and $387,000, respectively.

As a percentage of average assets, annualized non-interest expense was 2.36% for the six months ended June 30, 2026 compared to 2.28% for the six months ended June 30, 2025.

Provision for Income Taxes:

An income tax provision of $1.0 million was recorded during the six months ended June 30, 2026 compared to an income tax provision of $700,000 recorded during the six months ended June 30, 2025. The increase between the six-month periods was mainly due to more taxable income being recorded in the 2026 period. Juniata qualifies for a federal tax credit for an investment in a low-income housing partnership. The tax credit was $165,000 for both the six months ended June 30, 2026 and June 30, 2025. For the six months ended June 30, 2026, the tax credit lowered the effective tax rate from 19.0% to 16.4% compared to the same period in 2025, when the tax credit lowered the effective tax rate from 18.7% to 15.2%.

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

The Company is a member of the Federal Home Loan Bank of Pittsburgh for the purpose of providing short-term liquidity to supplement other sources of liability liquidity. During the six months ended June 30, 2026, overnight borrowings from the FHLB averaged $38.7 million. As of June 30, 2026, the Company had $33.1 million in short-term borrowings at the FHLB, with a remaining unused borrowing capacity of $232.0 million at the FHLB. Borrowings from the FHLB are secured by the Company’s qualifying loans at the FHLB.

As of June 30, 2026, the Company had no outstanding borrowings at the Federal Reserve Bank with an unused borrowing capacity of $41.9 million.

The Company has internal authorization for brokered deposits of up to $120.9 million. As of June 30, 2026, the Company had no brokered deposits.

In addition, the Company also has an unsecured line of credit with a correspondent bank totaling $10.0 million, of which no funds were drawn at June 30, 2026.

At June 30, 2026, the Company had $10.7 million in funding derived from securities sold under agreements to repurchase (accounted for as collateralized financing transactions). This product is available through corporate cash management accounts for business customers and provides the Company with the ability to pay interest on corporate checking accounts.

At June 30, 2026, uninsured deposits represented 14.6% of the Company’s total deposits. This amount excludes deposits of state and political subdivisions because the Company pledges debt securities for deposits in excess of the $250,000 FDIC insurance limit in the case of those deposits.

In view of the sources previously mentioned and the steps taken by the Company through the six months ended June 30, 2026, management believes the Company’s liquidity can provide the funds needed to meet operational cash needs.

Off-Balance Sheet Arrangements:

The Company’s consolidated financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk, credit risk and interest rate risk. These commitments consist mainly of loans approved but not yet funded, unused lines of credit and outstanding letters of credit. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third-party. Generally, financial and performance letters of credit have expiration dates within one year of issuance, while commercial letters of credit have longer term commitments. The credit risk involved in issuing letters of credit is essentially the same as the risks involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments.

As of June 30, 2026, the Company had $112.8 million outstanding in loan commitments and other unused lines of credit extended to its customers as compared to $132.3 million at December 31, 2025. As of June 30, 2026 and December 31, 2025, the Company had $5.7 million and $5.2 million, respectively, of financial and performance letters of credit commitments outstanding. Commercial letters of credit as of June 30, 2026 and December 31, 2025 totaled $17.0 million and $9.7 million, respectively.

Management believes the proceeds obtained through collateral liquidation and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding letters of credit. The current amount of the liability as of June 30, 2026 for payments under letters of credit issued was not material. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk.

Additionally, the Company has sold qualifying residential mortgage loans to the FHLB as part of its Mortgage Partnership Finance Program (“Program”). Under the terms of the Program, there was limited recourse back to the Company for loans that do not perform in accordance with the terms of the loan agreement. Each loan sold under the Program is “credit enhanced” such that the individual loan’s rating was raised to “BBB”, as determined by the FHLB. The Program can be terminated by either the FHLB or the Company, without cause. The FHLB has no obligation to purchase any mortgage through, or from, the Company.

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

At June 30, 2026, the Bank exceeded the regulatory requirements to be considered a "well capitalized" financial institution under Basel III and also exceeded the capital conservation buffer of 2.5% for the risk-based capital standards stated in (a) – (c) in the paragraph above.

The Company’s principal source of funds for dividend payments is dividends received from the Bank. Certain regulatory restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. At June 30, 2026, $7.4 million in undistributed earnings of the Bank, included in the consolidated stockholders’ equity, was available for distribution to the Company as dividends without prior regulatory approval, subject to regulatory capital requirements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2026, the Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined by the Securities Exchange Act of 1934 (“Exchange Act”), Rule 13a-15(e). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting.

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

Item 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company periodically repurchases shares of its common stock under a share repurchase program approved by the Board of Directors. In November 2021, the Board of Directors authorized the repurchase of an additional 200,000 shares of its common stock through the Company’s share repurchase program for a total of 209,307 shares authorized to be repurchased at that time. The program will remain authorized until all approved shares are repurchased, unless terminated by the Board of Directors. There were no transactions pursuant to the repurchase program for the three months ended June 30, 2026. As of June 30, 2026, 178,686 shares remained available to purchase under the Company’s share repurchase program.

No repurchase plan or program expired during the quarter. The Company has no stock repurchase plan or program that it has determined to terminate prior to expiration or under which it does not intend to make further purchases.

Item 3.        DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.        MINE SAFETY DISCLOSURES

Not applicable.

Item 5.        OTHER INFORMATION

None of the Corporation’s directors or “officers” (as defined in Rule 16a-1(f) (17 C.F.R. 240.16a-1(f))) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Item 408 of Regulation S-K (17 C.F.R. 229.408)) during the fiscal quarter ended June 30, 2026.

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

Juniata Valley Financial Corp.
(Registrant)

Date:	AUGUST 12, 2026	By:	/s/ Marcie A. Barber
Marcie A. Barber, President
Chief Executive Officer
(Principal Executive Officer)

Date:	August 12, 2026	By:	/s/ Michael W. Wolf
Michael W. Wolf
Chief Financial Officer
(Principal Accounting Officer and
Principal Financial Officer)